Form 10QSB
period 2001-03-31
TASER INTERNATIONAL INC
filed 2001-06-21
CIK 1069183

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31,2001

or

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-16391

TASER INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	86-0741227
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

7860 E. MCCLAIN DRIVE, SUITE 2, SCOTTSDALE, ARIZONA	85260
(Address of principal executive offices)	(Zip Code)

(480) 991-0797
(Issuer’s telephone number)

There were 1,510,754 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of March 31, 2001.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2001

Page

PART I - FINANCIAL INFORMATION

ITEM 1. Financial statements

Unaudited balance sheets as of March 31, 2001 and March 31, 2000	1

Unaudited statements of operations for the three months ended March 31, 2001 and 2000	2

Unaudited statements of cash flows for the three months ended March 31, 2001 and 2000	3

Notes to unaudited financial statements	4

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings	10

ITEM 4. Submission of Matters to a Vote of Security Holders	10

ITEM 6. Exhibits and reports on Form 8-K	10

SIGNATURES	11

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements of TASER International, Inc. (the “Company”) include all adjustments (consisting only of normal recurring accruals) which management considers necessary for fair presentation of operating results, financial position and cash flows as of March 31, 2001 and for the three month periods ended March 31, 2001 and March 31, 2000.

TASER INTERNATIONAL, INC.
BALANCE SHEETS
March 31, 2001 and 2000
(UNAUDITED)

	March 31, 2001	March 31, 2000

Assets

Current Assets:

Cash and cash equivalents	$474,257	$31,066

Accounts receivable, net of allowance	400,898	231,609

Inventory	383,838	213,777

Prepaids and other	32,012	5,294

Total Current Assets	1,291,005	481,746

Property and Equipment, net	332,230	264,561

Other assets	394,525	—

Total Assets	$2,017,760	$746,307

Liabilities and Stockholders’ Deficit

Current Liabilities:

Current portion of notes payable	$586,000	$112,000

Current portion of notes payable to related parties	114,265	168,728

Current portion of capital lease obligations	47,717	19,556

Accounts payable and accrued liabilities	982,886	734,002

Customer deposits	507,392	67,686

Inventory financing payable	189,980	189,980

Accrued interest, primarily to related parties	311,516	166,071

Total Current Liabilities	2,739,756	1,458,023

Notes Payable to Related Parties, net of current portion	2,778,219	1,580,927

Capital Lease Obligations, net of current portion	53,787	22,291

Total Liabilities	$5,571,762	$3,061,241

Commitments and Contingencies

Stockholders’ Deficit:

Preferred Stock, 0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at March 31, 2001 and 2000	$—	$—

Common Stock, 0.00001 par value per share; 50 million shares authorized; 1,510,754 and 3,177,421 shares issued and outstanding at March 31, 2001 and 2000	32	32

Common Stock held in treasury, at cost, 1,666,667 and 0 shares at March 31, 2001 and 2000	(1,000,000)	—

Additional paid-in capital	4,282,143	4,072,741

Deferred compensation	(79,955)	—

Accumulated deficit	(6,756,222)	(6,387,707)

Total Stockholders’ Deficit	(3,554,002)	(2,314,934)

Total Liabilities and Stockholders’ Deficit	$2,017,760	$746,307

The accompanying notes are an integral part of these balance sheets.

TASER INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
For the three months ended March 31, 2001 and 2000
(UNAUDITED)

	Three Months Ended

	March 31, 2001	March 31, 2000

Net Sales	$1,206,331	$737,064

Cost of Products Sold:

Direct manufacturing expense	508,897	267,365

Indirect manufacturing expense	88,009	116,957

Gross Margin	609,425	352,742

Sales, general and administrative expenses	444,687	343,091

Research and development expenses	—	4,500

Income from Operations	164,738	5,151

Interest Expense	101,834	72,219

Net Income (Loss) before Taxes	62,904	(67,068)

Provision for Income Tax	25,266	—

Net Income (Loss)	$37,638	$(67,068)

Net Income (Loss) per common and common equivalent shares Basic	$0.02	$(0.02)

Diluted	$0.02	$(0.02)

Weighted average number of common and common equivalent shares outstanding:

Basic	1,510,754	3,177,421

Diluted	1,656,967	3,177,421

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL INC.
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2001 and 2000
(UNAUDITED)

	Three Months Ended

	March 31, 2001	March 31, 2000

Cash Flows from Operating Activities:

Net Income (Loss)	$37,638	$(67,068)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	42,499	27,473

Change in assets and liabilities:

Accounts Receivable	(88,217)	(109,688)

Inventory	(162,669)	(55,610)

Prepaids and other	(7,477)	8,749

Accounts payable and accrued liabilities	395,170	159,012

Customer Deposits	(31,937)	5,369

Accrued Interest	41,148	27,129

Net Cash provided by (used in) operating activities	$226,155	$(4,634)

Cash Flows from Investing Activities:

Purchases of property and equipment, net	$(50,603)	$(31,499)

Purchase of trademark	(25,000)	—

Net Cash used in investing activities	$(75,603)	$(31,499)

Cash Flows from Financing Activities:

Net payments under capital leases	(8,592)	(1,733)

Proceeds from notes payable	500,000	20,000

Payments on notes payable	(24,309)	(9,900)

Additions to deferred financing costs	(370,356)	—

Deferred compensation	(5,030)	—

Compensatory stock options	25,585	3,927

Net cash provided by financing activities	$117,298	$12,294

Net Increase (Decrease) in Cash and Cash Equivalents	$267,850	$(23,839)

Cash and Cash Equivalents, beginning of period	$206,407	$54,905

Cash and Cash Equivalents, end of period	$474,257	$31,066

Supplemental Disclosure:

Cash paid for interest	$60,686	$45,090

Noncash Investing and Financing Activities:

Fair value of stock warrants issued for IPO costs	$12,627	—

Acquisition of property and equipment under capital leases	$44,000	$4,425

Fair value of stock options issued for payment of consulting fees	$2,898	$3,927

Fair value of stock warrants issued for loan guarantees	$10,060	—

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 —GENERAL

The accompanying quarterly financial statements of TASER International, Inc. (the “Company”) are unaudited and include all adjustments (consisting only of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. They have been prepared in accordance with the instructions to Form 10-QSB, and, accordingly, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the three-month period are not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the financial statements and notes thereto included in the Company’s Registration Statement on Form SB-2, dated February 14, 2001, as amended. Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 —NET SALES

The components of net sales of $1,206,000 and $737,000 for the three months ended March 31, 2001 and 2000 respectively, are listed below:

	For the Three Months Ended

Sales by Product Line:	March 31, 2001	March 31, 2000

ADVANCED TASER	$871,376	$324,616

AIR TASER	298,253	360,824

AUTO TASER	—	28,297

Other	36,702	23,327

Total	$1,206,331	$737,064

NOTE 3 —INVENTORIES

The inventories are stated at the lower of cost or market; cost is determined using the most recent acquisition cost method that approximates the first-in, first-out (FIFO) method. A physical count was completed for both years prior to the quarter-end closing. The components of inventories are as follows:

	March 31, 2001	March 31, 2000

Raw materials and work-in-process	$349,138	$109,251

Finished goods	34,700	104,526

Total	$383,838	$213,777

NOTE 4 —PREPAIDS AND OTHER ASSETS

The components of prepaids and other assets are as follows:

	March 31, 2001	March 31, 2000

Prepaid Expenses	$20,512	$5,294

Deposits	11,500	—

Total	$32,012	$5,294

NOTE 5 —OTHER ASSETS

The components of other assets are:

	March 31, 2001	March 31, 2000

Deferred Financing Costs	$370,356	—

Trademark, net of amortization	24,169	—

	$394,525	$0

NOTE 6 —EARNINGS PER SHARE

The Company follows SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income (loss):

	Three Months Ended

	March 31, 2001	March 31, 2000

Numerator for basic and diluted earnings per share:

Net Income (Loss)	$37,638	$(67,068)

Denominator for basic earnings per share weighted average shares:	1,510,754	3,177,421

Dilutive effect of shares issuable under stock options and warrants outstanding*	146,213	—

Denominator for diluted earnings per share - adjusted weighted average shares*	1,656,967	3,177,421

Basic earnings per share	$0.02	$(0.02)

Diluted earnings per share	$0.02	$(0.02)

*	In computing the loss per share for March 31, 2000, shares issued under stock option plans and warrants were excluded as their results were anti-dilutive.

NOTE 7 —SUBSEQUENT EVENTS

On April 26, 2001, the Company refinanced its existing $1.5 million dollar note payable to Bruce Culver, a director of the Company, with new financing from a domestic bank. The new revolving line of credit with the bank expires on April 30, 2002. Security for this Line of Credit was provided by Mr. Culver from April 26, 2001 through the funding of the IPO on May 11, 2001, at which time, the Company secured the Line of Credit with a $1.5 million dollar certificate of deposit with the bank. The interest rate for this line is prime plus 1%. On June 9, 2001, the Board of Directors approved the payoff of this line to reduce the cash outflow of interest expense estimated at $10,000 per month through the remainder of fiscal 2001.

On May 11, 2001 the Company completed its initial public offering of 800,000 units at a price of $13.00 per unit. Each unit consisted of one and one-half shares of common stock and one and one-half redeemable public warrants, each whole warrant to purchase one share of common stock. The net proceeds from this offering were approximately $8.4 million. After the closing of the transaction the Company had approximately 2.7 million shares of common stock outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the results of operations and analysis of financial condition for the three months ended March 31, 2001. The following discussion may be understood more fully by reference to the unaudited financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Registration Statement on Form SB-2, dated February 14, 2001, as amended.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to (1) expected revenue and earnings growth; (2) the Company’s estimates regarding the size of its target markets; (3) the ability of the Company to successfully penetrate the law enforcement market; (4) the growth expectations for existing accounts; (5) the ability of the Company to expand its product sales to the private security, military and consumer self-defense markets; and (6) the Company’s business model. The Company cautions that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: (1) market acceptance of the Company’s products; (2) The Company’s ability to establish and expand its direct and indirect distribution channels; (3) The Company’s ability to attract and retain the endorsement of key opinion-leaders in the law enforcement community; (4) the level of product technology and price competition for the Company’s ADVANCED TASER products; (5) the degree and rate of growth of the markets in which the Company competes and the accompanying demand for its products; and (6) other factors detailed in the Company’s filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000.

Net sales. Net sales increased by $469,000, or 63.7%, to $1.2 million in the three months ended March 31, 2001 compared to $737,000 for the three months ended March 31, 2000. This increase was due almost entirely to the increased sales of the ADVANCED TASER, primarily to law enforcement distributors and law enforcement agencies. The Company’s policy is to record product revenues at gross amounts to be received including amounts to be paid to agents as commissions, at the time the product is shipped. The Company records services revenue as the service is provided on a purchase order basis.

For the quarters ended March 31, 2001 and 2000 sales by product line were as follows:

	For the Three Months Ended

Sales by Product Line	March 31, 2001	March 31, 2000

ADVANCED TASER	$871,376	$324,616

AIR TASER	298,253	360,824

AUTO TASER	—	28,297

Other	36,702	23,327

Total	$1,206,331	$737,064

Cost of products sold. Cost of products sold increased by $213,000, or 55.3%, to $597,000 in the three months ended March 31, 2001 compared to $384,000 in the three months ended March 31, 2000. This increase was primarily due to increased sales of the ADVANCED TASER product line in the three months ended March 31, 2001 compared to the three months ended March 31, 2000. As a percentage of total revenues, cost of products sold decreased to 49.5% of total revenues for the three months ended March 31, 2001 from 52.1% for the three months ended March 31, 2000 due to the change in the mix of products sold towards the higher margin ADVANCED TASER product line.

On March 2, 2001, the Company’s contract with its third party contract manufacturer in Mexico was terminated and all production activity was subsequently relocated to the Company’s corporate offices in Scottsdale, Arizona. By March 31, 2001, all production lines were installed and producing TASER products. As a result, the Company expects its cost of products sold to decrease by year end.

Sales, general and administrative expenses. Sales, general and administrative expenses increased by $102,000, or 29.6%, to $445,000 in the three months ended March 31, 2001 compared to $343,000 in the three months ended March 31, 2000. This increase was due to increased salary expense associated with compensation adjustments completed in November, 2000, office relocation expenditures and increased commissions paid to outside sales representatives.

Interest expense. Interest expense increased by $30,000 to $102,000 in the three months ended March 31, 2001 from $72,000 in the three months ended March 31,2000. This increase was the result of interest on additional debt financing from an unrelated private investor, new capital lease agreements, and additional accrued interest to related parties.

Corporate tax status. Prior to the Company’s re-incorporation in Delaware in February 2001, the Company was an S-corporation, which allowed all the tax attributes to flow through to stockholders. In February 2001, the Company changed its tax reporting status to that of a C-corporation. As a result, accumulated shareholder deficit was converted to additional paid-in capital and no net operating loss carry forwards are available.

Beginning with the quarter ended March 31, 2001, the Company has estimated and accrued income taxes equal to $25,000, or 40% of pre-tax income for the three months ended March 31, 2001. In accordance with S-corporation financial reporting, no similar expense was accrued for the three month period ending March 31, 2000.

Net Income. Net income increased $105,000 to $38,000 in the three months ended March 31, 2001 compared to a net loss of $67,000 in the three months ended March 31, 2000. The increase over the prior period was the result of improved sales and product margins, and a reduction in the selling, general and administrative expenses as a percentage of total sales in the three months ended March 31, 2001. As previously announced, for 2001 the Company is targeting revenue in the range of $6.5 to $7.0 million and net income in the range of $750,000 to $800,000.

Basic and diluted net income (loss) per share for the three months ended March 31, 2001 was $0.02 compared to a loss of $(0.02) in the comparable prior period during which there were 1,666,667 more shares outstanding. The number of shares outstanding was reduced in the third quarter of 2000, when the Company repurchased 1,666,667 shares from a director and stockholder.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. At March 31, 2001 and March 31, 2000, the Company had negative working capital of $1.4 million and $976,000, respectively. The decrease in working capital was attributed to increased debt required to fund inventory purchases and the IPO costs incurred.

In the three months ended March 31, 2001, the Company generated $226,155 of cash from operations compared to $5,000 used in operations the three months ended March 31, 2000. The cash provided from operations in the more recent period was principally related to the net income for the three months ended March 31, 2001 and increased accounts payable. The Company’s operations in the corresponding prior period consumed comparatively little cash as the Company was phasing out its AUTO TASER product line and had not yet commenced full-scale production of the ADVANCED TASER. The Company continues to believe that its cash flow from operations will be at least break even in 2001 due to increasing sales and decreasing cost of products sold as a percentage of net sales.

In the three months ended March 31, 2001 the Company incurred expenses of approximately $370,000 related to its planned IPO which resulted in a decrease to cash flows from financing activities.

Capital Resources. The Company has historically funded its operating losses through loans from two major stockholders. Subsequent to the end of the first quarter of 2001, the Company completed an initial public offering of 800,000 units, each unit consisting of one and one-half shares of common stock and one and one-half warrants to purchase common stock, each whole warrant to purchase one share of common stock. The offering, which closed on May 11, 2001, generated net proceeds of approximately $8.4 million.

An unrelated private lender loaned the Company $500,000 in February 2001 to fund the Company’s working capital deficit. The unsecured loan carried interest at 18% and matured upon the earlier of the completion of the Company’s initial public offering or July 2002. This loan was paid in full in May 2001.

Subsequent to the end of the first quarter of 2001, the Company obtained a revolving line of credit from a domestic bank with a total availability of $1.5 million. The proceeds of this line of credit were used to repay a promissory note to a director. The line is secured by substantially all of the Company’s assets, other than intellectual property, and bears interest at prime plus 1%. The line of credit matures on April 30, 2002 and requires monthly interest payments of interest. The line of credit was repaid in full in June 2001 from the proceeds of the Company’s initial public offering and remains available as an additional source of working capital for the Company.

During the first quarter of 2001, the Company invested approximately $95,000 in new equipment and acquired all rights to the TASER® trademark from an unrelated third party for $25,000.

The Company anticipates that cash generated from operations, available borrowings under its line of credit and the proceeds from its initial public offering will be sufficient to provide for its working capital needs and to fund future growth.

PART II

ITEM 1. LEGAL PROCEEDINGS

Subsequent to the end of the first quarter of 2001, the Company filed a complaint against Electronic Medical Research Laboratory, Inc., d/b/a/ TASERTRON, in the United States District Court for the District of Arizona. The complaint alleges trademark infringement, unfair competition and interference with contractual relations, and seeks monetary damages and injunctive relief.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

TASER International, Incorporated, an Arizona corporation (the Company, prior to its subsequent reincorporation in Delaware), held a special meeting of shareholders on February 12, 2001. At the meeting, the Company’s shareholders ratified, approved and confirmed certain prior actions taken by or on behalf of the Company, or by individuals as officers, directors or shareholders of the Company, from 1993 through 2000. Also at the meeting, the Company’s shareholders approved and adopted an Agreement and Plan of Merger by means of which the Company was reincorporated in Delaware and every six shares of the Company’s common stock outstanding at the time of the merger were converted into one share of the common stock of the Company as reincorporated in Delaware.

Voting on each of the matters considered by shareholders at the meeting was as follows: 5,546,421 votes for, 0 votes against or withheld, 0 abstentions or broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K

No Current Reports on Form 8-K were filed during the three months ended March 31, 2001.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.

(Registrant)

Date: June 21, 2001	/s/ Patrick W. Smith

Patrick W. Smith,

Chief Executive Officer

Date: June 21, 2001	/s/ Kathleen C. Hanrahan

Kathleen C. Hanrahan,

Chief Financial Officer

(Principal Financial and Accounting Officer)