Form 10QSB
period 2001-06-30
TASER INTERNATIONAL INC
filed 2001-08-13
CIK 1069183

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

( )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-16391

TASER INTERNATIONAL, INC. (Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	86-0741227 (I.R.S. Employer Identification Number)

7860 E. MCCLAIN DRIVE, SUITE 2, SCOTTSDALE, ARIZONA (Address of principal executive offices)	85260 (Zip Code)

(480) 991-0797
(Issuer’s telephone number)

There were 2,710,754 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of June 30, 2001.

Transitional Small Business Disclosure Format (Check One): Yes No

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

Page

PART I —FINANCIAL INFORMATION

ITEM 1. Financial Statements

Unaudited balance sheets as of June 30, 2001 and June 30, 2000	1

Unaudited statements of operations for the six months ended June 30, 2001 and 2000	2

Unaudited statements of cash flows for the six months ended June 30, 2001 and 2000	3

Notes to unaudited financial statements	4

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

PART II —OTHER INFORMATION

ITEM 2. Changes in Securities	8

ITEM 6. Exhibits and Reports on Form 8-K	8

SIGNATURES	9

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements of TASER International, Inc. (the “Company”) include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of operating results, financial position and cash flows as of June 30, 2001 and for the three month and six month periods ended June 30, 2001 and June 30, 2000.

TASER INTERNATIONAL, INC.

BALANCE SHEETS
June 30, 2001 and 2000
(UNAUDITED)

	June 30, 2001	June 30, 2000

Assets

Current Assets:

Cash and cash equivalents	$5,232,771	$12,555

Accounts receivable, net of allowance	578,816	298,771

Inventory	792,908	279,353

Prepaids and other	58,680	0

Total Current Assets	6,663,175	590,679

Property and Equipment, net	500,684	259,152

Other assets	80,916	—

Total Assets	$7,244,775	$849,831

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:

Current portion of notes payable	$—	$110,000

Current portion of notes payable to related parties	3,701	161,312

Current portion of capital lease obligations	60,257	22,712

Accounts payable and accrued liabilities	751,973	716,277

Customer deposits	111,987	51,631

Inventory financing payable	—	189,980

Accrued interest, primarily to related parties	—	195,580

Total Current Liabilities	927,918	1,447,492

Notes Payable to Related Parties, net of current portion	1,278,219	1,778,219

Capital Lease Obligations, net of current portion	67,014	14,587

Total Liabilities	2,273,151	3,240,298

Commitments and Contingencies

Stockholders’ Equity (Deficit):

Preferred Stock, 0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at June 30, 2001 and 2000	—	—

Common Stock, 0.00001 par value per share; 50 million shares authorized; 2,710,754 and 3,177,421 shares issued and outstanding at June 31, 2001 and 2000	44	32

Additional paid-in capital	4,903,206	4,072,741

Deferred compensation	(86,519)	—

Retained Earnings (Accumulated Deficit)	154,893	(6,463,240)

Total Stockholders’ Equity (Deficit)	4,971,624	(2,390,467)

Total Liabilities and Stockholders’ Equity	$7,244,775	$849,831

     The accompanying notes are an integral part of these balance sheets.

TASER INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS
For the three months and six months ended June 30, 2001 and 2000
(UNAUDITED)

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Net Sales	$1,537,574	$747,755	$2,743,905	$1,484,819

Cost of Products Sold:

Direct manufacturing expense	530,235	265,244	1,039,133	532,609

Indirect manufacturing expense	127,934	102,477	215,793	219,434

Gross Margin	879,405	380,034	1,488,979	732,776

Sales, general and administrative expenses	596,476	374,590	1,044,841	717,682

Research and development expenses	13,304	975	13,454	5,475

Income from Operations	269,625	4,469	430,684	9,619

Interest Income	16,239	—	19,918	—

Interest Expense	90,439	80,001	192,273	152,221

Net Income (Loss) before Taxes	195,425	(75,532)	258,329	(142,602)

Provision for Income Tax	78,170	—	103,436	—

Net Income (Loss)	$117,255	$(75,532)	$154,893	$(142,602)

Net Income (Loss) per common and common equivalent shares

Basic	$0.05	$(0.02)	$0.08	$(0.04)

Diluted	$0.05	$(0.02)	$0.08	$(0.04)

Weighted average number of common and common equivalent shares outstanding:

Basic	2,211,878	3,177,421	1,868,765	3,177,421

Diluted	2,357,327	3,177,421	2,014,215	3,177,421

     The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2001 and 2000
(UNAUDITED)

	Six Months Ended

	June 30, 2001	June 30, 2000

Cash Flows from Operating Activities:

Net Income (Loss)	$154,893	$(142,602)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	75,442	47,403

Change in assets and liabilities:

Accounts Receivable	(266,135)	(176,850)

Inventory	(571,739)	(121,186)

Prepaids and other	(34,145)	22,357

Accounts payable and accrued liabilities	162,024	132,973

Customer Deposits	(427,342)	(10,686)

Accrued Interest	(268,134)	56,638

Net Cash used in operating activities	(1,175,136)	(191,953)

Cash Flows from Investing Activities:

Purchases of property and equipment, net	(215,800)	(46,020)

Purchase of other assets	(85,000)	—

Net Cash used in investing activities	(300,800)	(46,020)

Cash Flows from Financing Activities:

Net payments under capital leases	(20,769)	(6,280)

Proceeds from notes payable	500,000	222,708

Payments on notes payable	(2,220,874)	(24,732)

Payment on financing payable	(189,980)

Additions to deferred financing costs	—	—

Deferred compensation	(6,599)	—

Compensatory stock options	—	3,927

Proceeds from Initial Public Offering	7,440,522	—

Repurchase of treasury stock	1,000,000	—

Net cash provided by financing activities	$6,502,300	$195,623

Net Increase (Decrease) in Cash and Cash Equivalents	$5,026,364	$(42,350)

Cash and Cash Equivalents, beginning of period	$206,407	$54,905

Cash and Cash Equivalents, end of period	$5,232,771	$12,555

Supplemental Disclosure:

Cash paid for interest	$150,481	$95,583

Cash paid for income taxes	—	—

Noncash Investing and Financing Activities:

Fair value of stock warrants issued for IPO costs	$14,569	—

Acquisition of property and equipment under capital leases	$81,945	$4,425

Fair value of stock options issued for payment of legal fees	$33,177	$—

Fair value of stock options issued for payment of consulting fees	$8,042	$3,927

Fair value of stock warrants issued for loan guarantees	$10,060	—

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

The results of operations for the three-month and six month periods are not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the financial statements and notes thereto included in the Company’s Registration Statement on Form SB-2, dated February 14, 2001, as amended. Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 —NET SALES

The components of net sales for the three months and six months ended June 30, 2001 and 2000.

	For the Three Months Ended		For the Six Months Ended

Sales by Product Line:	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

ADVANCED TASER	$1,151,166	$407,791	$2,022,542	$732,407

AIR TASER	367,698	330,998	665,951	691,822

AUTO TASER	—	186	—	28,483

Other	18,710	8,780	55,412	32,107

Total	$1,537,574	$747,755	$2,743,905	$1,484,819

NOTE 3 —INVENTORIES

The inventories are stated at the lower of cost or market; cost is determined using the most recent acquisition cost method that approximates the first-in, first-out (FIFO) method. A physical count was completed for both years prior to the quarter-end closing. The components of inventories are as follows:

	June 30, 2001	June 30, 2000

Raw materials and work-in-process	$635,066	$108,761

Finished goods	157,842	170,592

Total	$792,908	$279,353

NOTE 4 —EARNINGS PER SHARE

The Company follows SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income (loss):

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Numerator for basic and diluted earnings per share:

Net Income (Loss)	$117,255	$(75,532)	$154,893	$(142,602)

Denominator for basic earnings per share weighted average shares:	2,211,878	3,177,421	1,868,765	3,177,421

Dilutive effect of shares issuable under stock options and warrants outstanding*	145,449	—	145,450	—

Denominator for diluted earnings per share adjusted weighted average shares*	2,357,327	3,177,421	2,014,215	3,177,421

Basic earnings per share	$0.05	$(0.02)	$0.08	$(0.04)

Diluted earnings per share	$0.05	$(0.02)	$0.08	$(0.04)

*	In computing the loss per share for June 30, 2000, shares issued under stock option plans and warrants were excluded as their effect was anti-dilutive.

NOTE 5 —SUBSEQUENT EVENT

On July 24, 2001, the Company’s Board of Directors authorized the prepayment of a 10% note payable of $822,528 to a director and shareholder from a draw down under the Company’s existing line of credit. The terms of the payment included a 7.5% discount, or $61,690 off the face amount of the note, which was recorded as additional paid in capital. The refinancing of this note will reduce future interest expense due to the lower rate charged by the bank. Collateral for the line of credit is cash held in a liquid reserves account, which as of June 30, 2001 was bearing interest at an rate of 3.84%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the results of operations and analysis of financial condition for both the three months and the six months ended June 30, 2001. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Registration Statement on Form SB-2, dated February 14, 2001, as amended.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Net sales. Net sales increased by $790,000, or 105.6%, to $1.5 million for the three months ended June 30, 2001 compared to $748,000 for the three months ended June 30, 2000. Net sales increased $1.2 million, or 84.8%, to $2.7 million for the six months ended June 30, 2001, compared to $1.5 million in the corresponding period in 2000. These increases were due almost entirely to the increased sales of the ADVANCED TASER, to law enforcement distributors, law enforcement agencies and a large foreign security distributor. The Company’s policy is to record product revenues at the time the product is shipped. The Company records training revenue as the service is provided.

For the three months and six months ended June 30, 2001 and 2000, sales by product line were as follows:

	For the Three Months Ended		For the Six Months Ended

Sales by Product Line:	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

ADVANCED TASER	$1,151,166	$407,791	$2,022,542	$732,407

AIR TASER	367,698	330,998	665,951	691,822

AUTO TASER	—	186	—	28,483

Other	18,710	8,780	55,412	32,107

Total	$1,537,574	$747,755	$2,743,905	$1,484,819

Cost of products sold. Cost of products sold increased by $290,000, or 79%, to $658,000 in the three months ended June 30, 2001 compared to $368,000 in the three months ended June 30, 2000. This increase was primarily due to the manufacturing costs associated with the increased sales of the ADVANCED TASER product line in the three months ended June, 30, 2001 compared to the three months ended June 30, 2000. As a percentage of total revenues, cost of products sold decreased to 42.8% of total revenues for the three months ended June 30, 2001 from 49.2% for the three months ended June 30, 2000 due to the change in the mix of products sold towards the higher margin ADVANCED TASER product line. Cost of products sold for the six month period increased $503,000, or 66.9%, to $1.3 million in 2001 compared to $752,000 in 2000. This increase was also due to the increased sales of the ADVANCED TASER products. As a percentage of total revenues, cost of products sold decreased to 45.7% in the more recent six month period from the 50.6% recorded at the same time last year.

Sales, general and administrative expenses. Sales, general and administrative expenses increased by $234,000, or 62.4%, to $610,000 in the three months ended June 30, 2001 compared to $376,000 in the three months ended June 30, 2000. As a percentage of total revenues, sales, general and administrative expenses decreased to 39.7% for the three months ended June 30, 2000. For the six month period ending June 30, 2001, expenses increased $335,000, or 46.3% to $1.1 million compared to expenses of $723,000 for the corresponding period in 2000. As a percentage of total revenues, sales, general and administrative expenses decreased to 38.6% from the six months ended June 30, 2000.

The increase in sales, general and administrative expenses in 2001 versus 2000 was a result of investments in corporate infrastructure and compliance. In January, 2001, the Company relocated its corporate offices to a new larger space that would facilitate the manufacturing and assembly operations. Additionally, the Company has invested in new positions in both sales and administrative services to support the expanding operations. The Company also experienced increased expenses associated with developing and maintaining corporate compliance and in the development of its investor relations program.

Interest Income. For both the three months and six months ended June 30, 2001, the Company generated interest income of $16,000 and $20,000 respectively. This income was associated with the investment of the unused IPO funds into a liquid reserve account that paid an annual interest rate of 3.84% as of June 30, 2001. For the three and six months ended June 30, 2000, interest income was not significant.

Interest expense. Interest expense increased by $10,000 to $90,000 in the three months ended June 30, 2001 from $80,000 in the three months ended June 30, 2000. For the six month period ended June 30, 2001, interest expense increased $40,000, to $192,000, compared to $152,000 for the corresponding period in 2000. This increase was the result of interest on additional debt financing from an unrelated private investor, new capital lease agreements, and additional accrued interest to related parties.

Corporate tax status. Prior to the Company’s re-incorporation in Delaware in February 2001, the Company was an S-corporation, which allowed all the tax attributes to flow through to stockholders. In preparation for its initial public offering, the Company changed its tax reporting status to a C-corporation, which was made retroactive January 1, 2001. In accordance with generally accepted accounting principles, this conversion required the Company to reclassify its $6.8 million of accumulated deficit as a reduction to additional paid in capital. As a result the June 30, 2001 retained earnings consists entirely of earnings of the corporation after the change in tax status.

Beginning in January, 2001, the Company has estimated and accrued income taxes equal to 40% of pre-tax income. As of June 30, 2001, the Company accrued $103,000 for the six months ended June 30, 2001. In accordance with S-corporation financial reporting, no similar expense was accrued for the six month period ending June 30, 2000.

Net Income. Net income increased to $117,000 in the three months ended June 30, 2001 compared to a net loss of $76,000 in the three months ended June 30, 2000. For the six months ended June 30, 2001, net income increased to $155,000 compared to a net loss of $143,000 for the corresponding period in 2000. The increase over the prior period was the result of increased sales and product margins, and a reduction in the selling, general and administrative expenses as a percentage of total sales.

The weighted average diluted net income per share for the three months ended June 30, 2001 was $0.05 compared to a loss of $(0.02) in the comparable prior period during which there were 966,000 more shares outstanding. The weighted average diluted income per share for the six months ended June 30, 2001 was $0.08 compared to a loss of $(0.04) for the corresponding period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: On May 11, 2001, the Company completed its initial public offering and received net proceeds, after the underwriting discount and financing costs, of approximately $8.4 million. As a result, the Company achieved positive working capital of $5.7 million as of June 30, 2001, compared to a negative working capital of $857,000 at June 30, 2000.

In the six months ended June 30, 2001, the Company used $1.2 million of cash in operations compared to $192,000 used in operations for the six months ended June 30, 2000. The increase in cash used in operations was due primarily to increase investments in raw materials inventory to meet anticipated third and fourth quarter sales, to reduce accounts payable to vendors and to pay accrued interest to related parties. Reduction of customer deposits, as the Company shipped previously paid orders, also resulted in a use of cash.

The Company also used $301,000 of cash in investing activities during the six months ended June 30, 2001, compared to $46,000 for the same period in 2000. These funds were used to purchase production equipment required to increase production capacity, to purchase office equipment to furnish the new corporate offices, and to purchase the TASER Trademark and TASER.com web-site.

The net cash flows provided by financing activities were $6.5 million as of June 30, 2001, compared to $196,000 for the six months ended June 30, 2000. This increase was a direct result of the net proceeds from the IPO less debt repayment.

Capital Resources. Historically, the Company has funded operating losses and expansion of its business through loans from two shareholders. As of June 30, 2001, the Company generated $155,000 of cash from net income. In addition, the Company had cash and cash equivalents of $5.2 million at June 30, 2001 as a result of its initial public offering. After payment of debt and accounts payable during the three months ended June 30, 2001, the Company believes its monthly cash flow from operations will be adequate to cover its monthly obligations.

The Company has obtained a revolving line of credit from a domestic bank with a total availability of $1.5 million. The line is secured by substantially all of the Company’s assets, other than intellectual property, and bears interest at prime plus 1%. The line of credit matures on April 30, 2002 and requires monthly payments of interest only. The Company had no borrowings under the line of credit at June 30, 2001. See Note 5 to the unaudited financial statements for the periods ended June 30, 2001.

The Company anticipates that cash generated from operations, available borrowings under its line of credit and the proceeds from its initial public offering will be sufficient to provide for its working capital needs and to fund future growth.

PART II—OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 11, 2001, the Company completed its initial public offering of 800,000 units, at an aggregate offering price of $10.4 million. Each unit consisted of one and one-half shares of common stock and one and one-half redeemable public warrants, each whole warrant to purchase one share of common stock. The initial public offering price was $13.00 per unit. The managing underwriter of the offering was Paulson Investment Company, Inc. The units sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form SB-2, as amended (Registration No. 001-16391). The Securities and Exchange Commission declared the Registration Statement effective on May 7, 2001.

In connection with the offering, the Company paid a total of approximately $1.1 million in underwriting discounts and expenses. After deducting the underwriting discounts and commissions and offering costs and expenses paid to third parties, the net proceeds from the offering to the Company were approximately $8.4 million.

The Company applied approximately $713,000 of net proceeds toward the repayment of notes payable. Of this amount, $100,000 was paid to a related party for reimbursement of expenses, and $613,000 was paid to an unrelated private lender. The Company also repaid $300,000 of accrued interest to related parties, and repaid $190,000 to retire a note payable to a vendor.

Since completion of the offering, the Company has also used $572,000 of proceeds to purchase additional raw materials inventory to increase monthly production and $215,800 to purchase fixed assets being used in both operations and manufacturing. The Company used $1.5 million to pay down its revolving line of credit with a domestic bank to eliminate monthly interest expense. The balance of the proceeds were primarily invested in short term liquid reserves account at June 30, 2001. See Note 5 of the unaudited financial statements for the periods ended June 30, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K

No Current Reports on Form 8-K were filed during the three months ended June 30, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC. (Registrant)

Date: August 13, 2001	/s/ Patrick W. Smith Patrick W. Smith, Chief Executive Officer

Date: August 13, 2001	/s/ Kathleen C. Hanrahan Kathleen C. Hanrahan, Chief Financial Officer (Principal Financial and Accounting Officer)