Form 10QSB
period 2001-09-30
TASER INTERNATIONAL INC
filed 2001-11-08
CIK 1069183

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

(480) 991-0797
(Issuer’s telephone number)

There were 2,710,754 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of September 30, 2001.

Transitional Small Business Disclosure Format (Check One): Yes       No

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

Page

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Unaudited balance sheets as of September 30, 2001 and 2000	3

Unaudited statements of operations for the three and nine months ended

September 30, 2001 and 2000	4

Unaudited statements of cash flows for the nine months ended September 30, 2001 and 2000	5

Notes to unaudited financial statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

PART II — OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds	10

ITEM 6. Exhibits and Reports on Form 8-K	10

SIGNATURES	11

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements of TASER International, Inc. (the “Company”) include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of operating results, financial position and cash flows as of September 30, 2001 and for the three month and nine month periods ended September 30, 2001 and September 30, 2000.

TASER INTERNATIONAL, INC.
BALANCE SHEETS
September 30, 2001 and 2000
(UNAUDITED)

	September 30, 2001	September 30, 2000

Assets

Current Assets:

Cash and cash equivalents	$5,023,102	$430

Accounts receivable, net of allowance	485,142	207,133

Inventory	993,189	318,142

Prepaid expenses	75,255	—

Total Current Assets	6,576,688	525,705

Property and Equipment, net	501,129	236,242

Other assets	76,667	—

Total Assets	$7,154,484	$761,947

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:

Current portion of notes payable	$—	$104,000

Current portion of notes payable to related parties	455,691	150,978

Current portion of capital lease obligations	58,411	22,062

Bank revolving line of credit	760,838	—

Accounts payable and accrued liabilities	722,013	468,942

Customer deposits	123,005	200,401

Inventory financing payable	—	189,980

Accrued interest, primarily to related parties	838	227,710

Total Current Liabilities	2,120,796	1,364,073

Notes Payable to Related Parties, net of current portion	—	2,778,219

Capital Lease Obligations, net of current portion	57,618	12,406

Total Liabilities	2,178,414	4,154,698

Commitments and Contingencies

Stockholders’ Equity (Deficit):

Preferred Stock, 0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at September 30, 2001 and 2000	—	—

Common Stock, 0.00001 par value per share; 50 million shares authorized; 2,710,754 and 3,177,421 shares issued and outstanding at September 30, 2001 and 2000	44	32

Common Stock held in treasury, at cost, 0 and 1,666,667 shares at September 30, 2001 and 2000	—	(1,000,000)

Additional paid-in capital	4,958,420	4,160,593

Deferred compensation	(64,935)	—

Retained Earnings (Accumulated Deficit)	82,541	(6,553,376)

Total Stockholders’ Equity (Deficit)	4,976,070	(3,392,751)

Total Liabilities and Stockholders’ Equity	$7,154,484	$761,947

The accompanying notes are an integral part of these balance sheets.

TASER INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
For the three months and nine months ended September 30, 2001 and 2000
(UNAUDITED)

	Three Months Ended		Nine Months Ended

	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000

Net Sales	$1,279,276	$867,730	$4,023,181	$2,352,548

Cost of Products Sold:

Direct manufacturing expense	470,550	317,010	1,509,693	849,619

Indirect manufacturing expense	163,084	93,423	378,877	312,857

Gross Margin	645,642	457,297	2,134,611	1,190,072

Sales, general and administrative expenses	776,871	388,977	1,821,713	1,106,811

Research and development expenses	7,521	—	20,975	5,475

Income (Loss) from Operations	(138,750)	68,320	291,923	77,786

Interest Income	47,477	—	67,396	152

Interest Expense	(29,477)	(158,457)	(221,750)	(310,677)

Net Income (Loss) before Taxes	(120,750)	(90,137)	137,569	(232,739)

Provision (Benefit) for Income Tax	(48,409)	—	55,028	—

Net Income (Loss)	$(72,341)	$(90,137)	$82,541	$(232,739)

Net Income (Loss) per common and common equivalent shares

Basic	$(0.03)	$(0.03)	$0.04	$(0.07)

Diluted	$(0.03)	$(0.03)	$0.03	$(0.07)

Weighted average number of common and common equivalent shares outstanding:

Basic	2,710,754	3,177,421	2,146,370	3,177,421

Diluted	2,710,754	3,177,421	2,374,064	3,177,421

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL INC.
STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2001 and 2000
(UNAUDITED)

	Nine Months Ended

	Sept. 30, 2001	Sept. 30, 2000

Cash Flows from Operating Activities:

Net Income (Loss)	$82,541	$(232,739)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	118,726	75,728

Change in assets and liabilities:

Accounts Receivable	(172,461)	(85,211)

Inventory	(772,020)	(159,975)

Prepaids and other	(50,720)	14,043

Accounts payable and accrued liabilities	132,064	(106,047)

Customer Deposits	(416,324)	138,084

Accrued Interest	(267,296)	88,768

Net Cash used in operating activities	(1,345,490)	(267,349)

Cash Flows from Investing Activities:

Purchases of property and equipment, net	(255,279)	(51,435)

Purchase of other assets	(85,000)	—

Net Cash used in investing activities	(340,279)	(51,435)

Cash Flows from Financing Activities:

Net payments under capital leases	(32,011)	(9,112)

Proceeds from notes payable	500,000	1,220,000

Payments on notes payable	(2,224,574)	(38,358)

Payment on financing payable	(189,980)	—

Deferred compensation	14,986	—

Compensatory stock options	—	91,779

Proceeds from Initial Public Offering	7,434,042	—

Repurchase of treasury stock	1,000,000	$(1,000,000)

Net cash provided by financing activities	$6,502,463	$264,309

Net Increase (Decrease) in Cash and Cash Equivalents	$4,816,694	$(54,475)

Cash and Cash Equivalents, beginning of period	$206,408	$54,905

Cash and Cash Equivalents, end of period	$5,023,102	$430

Supplemental Disclosure:

Cash paid for interest	$221,695	$137,820

Cash paid for income taxes	—	—

Noncash Investing and Financing Activities:

Fair value of stock warrants issued for IPO costs	$14,569	—

Exchange of shares from related party for note payable	$—	$1,000,000

Addition to APIC for prepayment of note payable	$61,690	$—

Acquisition of property and equipment under capital leases	$81,945	$4,425

Fair value of stock options issued for payment of legal fees	$33,177	$—

Fair value of stock options issued for payment of consulting fees	$8,042	$13,917

Fair value of stock warrants issued for loan guarantees	$10,060	$77,862

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — GENERAL

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

The results of operations for the three-month and nine month periods are not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the financial statements and notes thereto included in the Company’s Registration Statement on Form SB-2, dated February 14, 2001, as amended. Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 — NET SALES

The components of net sales for the three months and nine months ended September 30, 2001 and 2000.

	For the Three Months Ended		For the Nine Months Ended

Sales by Product Line:	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000

ADVANCED TASER	$1,026,954	$636,663	$3,049,496	$1,369,070

AIR TASER	245,718	224,072	911,669	915,894

AUTO TASER	120	146	80	28,629

Other	6,484	6,849	61,936	38,955

Total	$1,279,276	$867,730	$4,023,181	$2,352,548

NOTE 3 — INVENTORIES

The inventories are stated at the lower of cost or market; cost is determined using the most recent acquisition cost method that approximates the first-in, first-out (FIFO) method. A physical count was completed for both years prior to the quarter-end closing. The components of inventories are as follows:

	Sept. 30, 2001	Sept. 30, 2000

Raw materials and work-in-process	$723,144	$199,246

Finished goods	270,045	118,896

Total	$993,189	$318,142

NOTE 4 — EARNINGS PER SHARE

The Company follows SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income (loss):

	Three Months Ended		Nine Months Ended

	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000

Numerator for basic and diluted earnings per share:

Net Income (Loss)	$(72,341)	$(90,137)	$82,541	$(232,739)

Denominator for basic earnings per share weighted average shares:	2,710,754	3,177,421	2,146,370	3,177,421

Dilutive effect of shares issuable under stock options and warrants outstanding*	—	—	227,694	—

Denominator for diluted earnings per share adjusted weighted average shares*	2,710,754	3,177,421	2,374,064	3,177,421

Basic earnings per share	$(0.03)	$(0.03)	$0.04	$(0.07)

Diluted earnings per share	$(0.03)	$(0.03)	$0.03	$(0.07)

*	In periods of losses, diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. As the Company had a net loss for the three months ended September 30, 2001 and 2000, as well as the nine months ended September 30, 2000, the Company’s common stock options and warrants were excluded as their effective was anti-dilutive. The total number of stock options and warrants outstanding were 555,453 and 172,714 as of September 30, 2001 and September 30, 2000, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the results of operations and analysis of financial condition for both the three months and the nine months ended September 30, 2001. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Registration Statement on Form SB-2, dated February 14, 2001, as amended.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Net sales. Net sales increased by $412,000, or 47.4%, to $1.28 million for the three months ended September 30, 2001 compared to $868,000 for the three months ended September 30, 2000. Net sales increased $1.67 million, or 71.0%, to $4.02 million for the nine months ended September 30, 2001, compared to $2.35 million in the corresponding period in 2000. These increases were due almost entirely to the increased sales of the ADVANCED TASER, to law enforcement distributors, law enforcement agencies and a follow on order from a large foreign security distributor.

Management believes the attacks of September 11, 2001 have led the aviation industry to more actively evaluate the potential uses of effective less-lethal weapons. The Company has begun assisting market leaders in this industry with their evaluation of the use of TASER products in safeguarding passengers and aircraft. The Company believes sales to the aviation industry could increase its sales volume both in the fourth quarter of 2001 as well as fiscal 2002, but has not included revenue from this industry in published guidance pending the outcome of proposed federal legislative changes now under consideration.

The Company's policy is to record product revenue at the time the product is shipped. The Company records training revenue as the service is provided.

For the three months and nine months ended September 30, 2001 and 2000, sales by product line were as follows:

	For the Three Months Ended		For the Nine Months Ended

Sales by Product Line:	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000

ADVANCED TASER	$1,026,954	$636,663	$3,049,496	$1,369,070

AIR TASER	245,718	224,072	911,669	915,894

AUTO TASER	120	146	80	28,629

Other	6,484	6,849	61,936	38,955

Total	$1,279,276	$867,730	$4,023,181	$2,352,548

Cost of products sold. Cost of products sold increased by $223,000, or 54.4%, to $634,000 in the three months ended September 30, 2001 compared to $410,000 in the three months ended September 30, 2000. As a percentage of total revenues, cost of products sold increased to 49.5% of total revenues for the three months ended September 30, 2001 from 47.3% for the three months ended September 30, 2000. This increase was due to the increased labor cost associated with added assembly operators to meet anticipated future production demand, and the addition of indirect personnel to manage the growing material and production flows. Cost of products sold for the nine month period increased $726,000, or 62.5%, to $1.89 million in 2001 compared to $1.16 million in 2000. This increase was due to the increased sales of the ADVANCED TASER products. As a percentage of total revenues, cost of products sold decreased to 46.9% in the more recent nine month period from the 49.4% recorded in the same period last year.

Gross Margins. Gross margins increased by $188,000 or 41.2%, to $645,000 in the three months ended September 30, 2001 compared to $457,000 in the three months ended September 30, 2000. Gross margins in the third quarter were principally affected by three factors: lower sales than anticipated for the third quarter of 2001 as a result of orders deferred to the fourth quarter and increased indirect manufacturing expenses offset by the change in ratio of lower margin Air Cartridges to higher margin ADVANCED TASERs shipped during the third quarter of 2001. Gross margins for the for the nine month period increased $945,000 or 79.4%, to $2.1 million in 2001 compared to $1.2 million in 2000. This increase is due primarily to the increased volume of sales of ADVANCED TASER products.

Sales, general and administrative expenses. Sales, general and administrative expenses increased by $388,000, or 99.7%, to $777,000 in the three months ended September 30, 2001 compared to $389,000 in the three months ended September 30, 2001. As a percentage of total revenues, sales, general and administrative expenses increased to 60.7% for the three months ended September 30, 2001. For the nine month period ended September 30, 2001, expenses increased $715,000, or 64.6% to $1.82 million compared to expenses of $1.11 million for the corresponding period in 2000. As a percentage of total revenues, sales, general and administrative expenses decreased to 45.3% in the most recent period from 47.0% in the nine months ended September 30, 2001.

The increase in sales, general and administrative expenses in 2001 versus 2000 was a result of investments in corporate infrastructure and compliance. The Company has invested in new positions in both sales and administrative services to support the expanding operations. In addition, during the third quarter of 2001, the Company contracted with six new independent sales organizations employing more than 50 field sales representatives. Included in the higher sales and marketing costs for the quarter ended September 30, 2001 are the costs associated with training and outfitting these individuals with full line demonstration kits for promoting the Company’s products. The Company also continued to experience increased expenses associated with maintaining corporate reporting compliance and its newly established investor relations program.

Interest Income. For both the three months and nine months ended September 30, 2001, the Company generated interest income of $47,500 and $67,000 respectively. This income was associated with the investment of the unapplied proceeds from the Company’s May 2001 initial public offering into a liquid reserve account that paid an annual interest rate of 3.13% as of September 30, 2001. For the three and nine months ended September 30, 2000, interest income was not significant.

Interest expense. Interest expense decreased by $129,000 to $29,500 in the three months ended September 30, 2001 from $158,000 in the three months ended September 30, 2000. For the nine month period ended September 30, 2001, interest expense decreased by $89,000 to $222,000, compared with $311,000 for the corresponding period in 2000. This decrease was the result of retiring debt through the use of proceeds from the Company’s initial public offering, as well as the refinancing, with a more favorable interest rate, of a note payable to a director and shareholder in July, 2001, through the use of the Company’s line of credit.

Corporate tax status. Prior to the Company’s re-incorporation in Delaware in February 2001, the Company was an S-corporation, which allowed all the tax attributes to flow through to stockholders. In preparation for its initial public offering, the Company changed its tax reporting status to a C-corporation, which was made retroactive January 1, 2001. In accordance with generally accepted accounting principles, this conversion required the Company to reclassify its $6.8 million of accumulated deficit as a reduction to additional paid in capital. As a result, the retained earnings at September 30, 2001 consist entirely of earnings of the Company after the change in tax status.

Beginning in January, 2001, the Company estimated and accrued income taxes equal to 40% of pre-tax income. As of September 30, 2001, the Company accrued $55,000 for the nine months ended September 30, 2001. In accordance with S-corporation financial reporting, no similar expense was recorded for the nine-month period ended September 30, 2000.

Net Income (Loss). Net loss decreased to $72,000 in the three months ended September 30, 2001 compared to a net loss of $90,000 in the three months ended September 30, 2000. For the nine months ended September 30, 2001, net income increased to $83,000 compared to a net loss of $233,000 for the corresponding period in 2000. The increase in net income over the prior nine-month period was the result of increased sales and product margins, and a reduction in the selling, general and administrative expenses as a percentage of total sales. The decrease in net income for the three month period ended September 30, 2001, from the amount previously projected was primarily the result of increased manufacturing and operating expenses compounded by lower than anticipated sales.

As previously stated, the Company experienced delays in orders during the third quarter of 2001. A portion of these delays resulted from the reassignment to other duties of some law enforcement employees involved in the order process. And, one other expected order was delayed as a result of budgetary paperwork. Management believes these orders will be received and shipped in the coming months.

Net income was also impacted in the three month period ending September 30, 2001 by increases in manufacturing and operating expenses resulting from the addition of employees and infrastructure required to support the anticipated growth in sales volume. The Company expected these increases to be absorbed by increased sales volumes. However, when sales were deferred to future dates, the costs for these improvements decreased both gross margins and net income for the period.

The weighted average basic net loss per share for the three months ended September 30, 2001 was $(0.03) compared to a loss per share of $(0.03) in the comparable prior period during which there were 467,000 more shares outstanding. The weighted average diluted income per share for the nine months ended September 30, 2001 was $0.03 compared to a loss per share of $(0.07) for the corresponding period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: On May 11, 2001, the Company completed its initial public offering and received net proceeds, after the underwriting discount and financing costs, of approximately $8.4 million. As a result, the Company achieved positive working capital of $4.5 million as of September 30, 2001, compared to a negative working capital of $838,000 at September 30, 2000.

In the nine months ended September 30, 2001, the Company used $1.3 million of cash in operations compared to $267,000 used in operations for the nine months ended September 30, 2000. The increase in cash used in operations was due primarily to increase investment in raw materials inventory to meet anticipated third and fourth quarter sales, and to reduce accrued interest. Reduction of customer deposits, as the Company shipped previously paid orders, also resulted in a use of cash.

The Company also used $340,000 of cash in investing activities during the nine months ended September 30, 2001, compared to $51,000 for the same period in 2000. These funds were used to purchase production equipment required to increase production capacity, to purchase office equipment to furnish the new corporate offices, and to purchase the TASER Trademark and TASER.com web-site.

The net cash flows provided by financing activities were $6.5 million for the nine months ended September 30, 2001, compared to $264,000 for the nine months ended September 30, 2000. This increase was a direct result of the net proceeds from the Company’s initial public offering less debt repayment.

Capital Resources. Historically, the company has funded operating losses and expansion of its business through loans from two shareholders. As of September 30, 2001, the company generated $83,000 of cash from net income. In addition, the Company had cash and cash equivalents of $5.0 million at September 30, 2001 as a result of its initial public offering. After payment of debt and accounts payable during the three months ended September 30, 2001, the Company believes its monthly cash flow from operations will be adequate to cover its monthly obligations.

The Company has obtained a revolving line of credit from a domestic bank with a total availability of $1.5 million. The line is secured by substantially all of the Company’s assets, other than intellectual property, and bears interest at prime plus 1% or 7% at September 30, 2001. The line of credit matures on April 30, 2002 and requires monthly payments of interest only. The outstanding balance under the line of credit at September 30, 2001 was $761,000.

The Company anticipates that cash generated from operations, available borrowings under its line of credit and the proceeds from its initial public offering will be sufficient to provide for its working capital needs and to fund future growth.

PART II—OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 11, 2001, the Company completed its initial public offering of 800,000 units, at an aggregate offering price of $10.4 million. Each unit consisted of one and one-half shares of common stock and one and one-half redeemable public warrants, each whole warrant to purchase one share of common stock. The initial public offering price was $13.00 per unit. The units sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form SB-2, as amended (Registration No. 001-16391), which became effective on May 7, 2001. During the three months ended September 30, 2001, the Company did not utilize funds raised through the offering. These funds remained in short term liquid reserves accounts.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K

No Current Reports on Form 8-K were filed during the three months ended September 30, 2001.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC. (Registrant)

Date: November 8, 2001	/s/ Patrick W. Smith Patrick W. Smith, Chief Executive Officer

Date: November 8, 2001	/s/ Kathleen C. Hanrahan
Kathleen C. Hanrahan, Chief Financial Officer (Principal Financial and Accounting Officer)