Form 10KSB40
period 2001-12-31
TASER INTERNATIONAL INC
filed 2002-03-18
CIK 1069183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-16391

TASER INTERNATIONAL, INC.

(Name of small business issuer as specified in its charter)

Delaware	86-0741227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7860 E. McClain Drive, Suite 2, Scottsdale, Arizona (Address of principal executive offices)	85260 (Zip Code)

(480) 991-0797

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00001 par value per share
Warrant, right to purchase one share of Common Stock

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☑

      The issuer’s revenues for the fiscal year ended December 31, 2001 were $6,853,272.

      The aggregate market value of the Common Stock held by non-affiliates of the issuer, based on the average of the high and low sales prices of the issuer’s Common Stock on March 14, 2002 as reported by Nasdaq, was $25,703,906. 1,240,572 shares of Common Stock held by each current executive officer, director, and non-executive manager of the issuer have been excluded from this computation in that such persons may be deemed to be affiliates of the issuer.

      The number of shares of Common Stock outstanding as of March 14, 2002 was 2,821,378.

Transitional Small Business Disclosure Format:     Yes ☐          No ☑

DOCUMENTS INCORPORATED BY REFERENCE

      Parts of registrant’s proxy statement dated on or about March 25, 2002 prepared in connection with the annual meeting of stockholders to be held May 1, 2002 are incorporated by reference into Part III of this report.

TASER INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-KSB

      We own the following registered trademarks: TASER® and AIR TASER®. We also have the following unregistered trademarks: TASER-WaveTM, T-WAVETM, AUTO TASERTM, ADVANCED TASERTM and AFIDTM. Each other trademark, trade name or service mark appearing in this report belongs to its respective holder.

PART I

      The statements contained in this report that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things: (1) expected revenue and earnings growth; (2) estimates regarding the size of target markets; (3) our ability to successfully penetrate the law enforcement market; (4) growth expectations for existing accounts; (5) our ability to expand product sales to the private security, military, commercial airlines, and consumer self-defense markets; and (6) our target business model. These statements are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to: (1) market acceptance of our products; (2) our ability to establish and expand direct and indirect distribution channels; (3) our ability to attract and retain the endorsement of key opinion-leaders in the law enforcement community; (4) the level of product technology and price competition for our ADVANCED TASER products; (5) the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; and (6) other factors detailed in our filings with the Securities and Exchange Commission, including, without limitation, those factors detailed in Exhibit 99.1 to this report.

Item 1.  Description of Business

Overview

      TASER International, Inc. began operations in Arizona in 1993 for the purpose of developing and manufacturing less-lethal self-defense devices. From inception until the introduction in 1994 of our first product the AIR TASER, we were in the developmental stage and focused our efforts on product development, raising capital, hiring key employees and developing marketing materials to promote our product line.

      In 1995 and 1996, we concentrated our efforts on promoting retail sales and establishing distribution channels for the AIR TASER product line. However, our marketing efforts were limited by a non-compete agreement that prohibited the marketing or selling of our products to the U.S. law enforcement and military markets. Accordingly, initial sales of the AIR TASER were limited to the consumer market. While early sales in this market were promising, by the end of 1996, we were unable to establish consistent sales channels in the consumer marketplace and sales declined. In late 1996, we relocated our production facilities to Mexico to reduce production costs while we evaluated complementary product lines.

      In 1997, we introduced our second product line, the AUTO TASER. The initial market response to the AUTO TASER suggested the demand for this product would more than compensate for the declining AIR TASER sales and provide working capital resources to develop the next generation of AIR TASER products for the law enforcement community. Because of strong pressure from pre-production orders, we accelerated the development of the AUTO TASER. As a result of this acceleration, production costs of the AUTO TASER far exceeded initial projections, and we experienced a substantial amount of AUTO TASER returns due to product defects.

      In 1998, the non-compete agreement that had precluded sales of our products to the law enforcement and military markets expired. In anticipation of its expiration, we focused our research and development efforts on the ADVANCED TASER product line. Our change in focus from the consumer market to the law enforcement market resulted from a market analysis that suggested the most effective method of penetrating the consumer and private security markets was through the de facto endorsement of our products by the law enforcement community. In order to enter the law enforcement market we would have to make material changes to our existing technology and channel all of our resources toward success in this market.

      In August 1999, we discontinued the AUTO TASER product line and closed our production facility in Mexico. Following closure of our facility in Mexico, we out-sourced the production of the AIR TASER and certain non-proprietary assemblies to a third-party assembler. Our primary objective was to complete development of the ADVANCED TASER. In December 1999, we introduced the ADVANCED TASER for sale in the law enforcement market.

      The first full year of ADVANCED TASER product line sales was 2000. Although we had limited financial resources, we spent the year building the distribution channel for marketing the product line and developing a nationwide training campaign to introduce the product line to law enforcement agencies, primarily in North America. We also began evaluating the prospect of returning manufacturing to the United States.

      In 2001, we made significant changes to support the growing demand for the ADVANCED TASER product line. We discontinued outsourcing of the final assembly of our products and moved these operations back into our Scottsdale facility. In addition we developed a manufacturing infrastructure inclusive of direct assembly and material management to support product demand. We also completed in 2001, an initial public offering of 800,000 units, at $13.00 per unit, each consisting of one and one half shares of common stock and one and one half warrants, each whole warrant to purchase one share of common stock, with net proceeds to us of approximately $8.4 million. Proceeds from the offering were used to retire debt, increase inventory and working capital and fund future sales and marketing programs.

      We relocated our corporate headquarters to a larger, more modern facility in January of 2001. Our new Scottsdale facility provided sufficient space for our manufacturing, warehousing, and office needs. We also established a new support infrastructure in connection with bringing our manufacturing operations back to Scottsdale. We hired a full-time production manager and a warehouse manager to control the flow of materials and our use of labor, and we hired and trained 21 additional employees.

      Also in 2001, we hired a new Executive Vice President of Sales and Marketing primarily to further our penetration of the law enforcement market. We contracted with 51 independent sales representatives to expand our sales and marketing efforts, and we sold or provided ADVANCED TASERs to more than 1,000 police agencies across the U.S. and Europe. 2001 also marked the introduction of our products to the airline industry. Immediately following the tragic events of September 11, 2001, leading commercial airlines contacted us with regard to using the ADVANCED TASER on board commercial aircraft. In December 2001, United Airlines became the first U.S. airline to purchase our products. United’s initial order was for 1,300 ADVANCED TASERs units, plus cartridges and holstering accessories. These units are being warehoused for United pending final approval by the Federal Aviation Administration for their deployment on commercial aircraft.

PRODUCTS

      Our weapons use compressed nitrogen to shoot two small, electrified probes up to a maximum distance of 21 feet. The probes and compressed nitrogen are stored in a replaceable cartridge attached to the base of the weapon. Our proprietary replacement cartridges are sold separately.

      After firing, the probes discharged from our cartridges remain connected to the weapon by high-voltage insulated wires that transmit electrical pulses into the target. These electrical pulses, which we call TASER-Waves or T-Waves, are transmitted through the body’s nerves in a manner similar to the transmission of signals used by the brain to communicate with the body. The T-Waves temporarily overwhelm the normal electrical signals within the body’s nerve fibers, impairing subjects’ ability to control their bodies or perform coordinated actions. T-Waves can penetrate up to two inches of clothing and up to a class 3 bullet resistant vest, the second most protective of seven classes of bullet resistant vests. The initial effect lasts up to five seconds and the charge can be repeated for up to approximately ten minutes by repeatedly firing the weapon.

      Since all our weapons use the same cartridges, we can support multiple platforms and still achieve economies of scale in cartridge production. Our cartridges contain numerous colored, confetti-like tags bearing the cartridge’s serial number. These tags, referred to as Anti-Felon Identification tags, or AFIDs, are scattered when one of our weapons is fired. We require sellers of our products to participate in the AFID program by registering buyers of our cartridges. In many cases, we can use AFIDs to identify the registered owner of cartridges fired.

      We introduced our initial product, the AIR TASER, in 1994. We designed the AIR TASER to look like a cellular telephone rather than a weapon to target the consumer electronics market. Currently, the AIR TASER product line consists of the AIR TASER, a cartridge that shoots two small, electrified probes up to 15 feet, an optional laser sight, and a number of holstering accessories. We continue to target the AIR TASER line to the consumer market.

      We developed the ADVANCED TASER product line, launched in December 1999, primarily for the law enforcement and corrections market. The ADVANCED TASER is our primary product. We sell the M26 version of this weapon exclusively to law enforcement and corrections agencies and as of 2001, the commercial airline industry. Currently, the ADVANCED TASER M26 product line consists of the ADVANCED TASER, a cartridge that shoots two small, electrified probes up to 21 feet, TASER-labeled rechargeable batteries, NiMH battery charger, and a number of holstering accessories.

      In addition to the law enforcement line of ADVANCED TASER products, we also developed a less powerful consumer version of the ADVANCED TASER M26 for the consumer market. This line includes the ADVANCED TASER M18L, with integrated laser sight, the ADVANCED TASER M18 without an integrated laser sight, a cartridge that shoots two small, electrified probes up to 15 feet, and a number of holstering accessories.

      Our most inexpensive consumer product is the entry-level consumer AIR TASER, with a retail price of $120. Our high-end consumer model, the ADVANCED TASER M18L with integrated laser sight, retails for $600. The ADVANCED TASER M26 is currently our best selling item. Law enforcement distributors sell the M26 to police and corrections agencies for $400. Retail cartridge prices range from $16 to $30 per unit. We will make M26 sales to the commercial airline industry directly at law enforcement prices.

      We offer a lifetime warranty on the AIR TASER. Under this warranty, we will replace any AIR TASER that fails to operate properly for a $25 fee. The AIR TASER is designed to disable an attacker for up to 30 seconds, and we encourage consumers to leave the unit and flee after firing it. As a result, we also provide free replacement units to consumers who follow this suggested procedure. To qualify for the replacement unit, users must file a police report that describes the incident and confirms the use of the AIR TASER. Warranty costs under the AIR TASER replacement policy have been minimal to date. Historically, approximately 2% of the AIR TASERs sold by us were returned by end users in connection with a warranty claim.

      We offer a one year no-questions-asked replacement policy on the ADVANCED TASER. If after the warranty expires, the weapon fails to operate properly for any reason, we will replace it for a fee of $75. This fee is intended to help defray the handling and repair costs associated with product returns. This policy is attractive to our law enforcement and corrections agency customers. In particular, it avoids disputes regarding the source or cause of any defect. Based upon our 2000 and 2001 warranty return information, we have created a reserve for ADVANCED TASER product returns equivalent to 7% of the sales volume shipped in 2001, multiplied by a factor representing the scrap cost associated with each returned unit. Warranty costs under the ADVANCED TASER replacement policy totaled $11,500 in 2001, and $50,000 in 2000. The figure for 2000 included $41,000 recorded in connection with a series of ADVANCED TASERS that we recalled in the fourth quarter of 2000 due to a defective electronic component.

MARKETS

Law enforcement and corrections

      Federal, state and local law enforcement agencies in the United States currently represent the primary target market for the ADVANCED TASER. Acceptance of the ADVANCED TASER by United States police departments has been fairly rapid since its introduction in December 1999.

      In the law enforcement market, over 1,000 law enforcement agencies have made initial purchases of the ADVANCED TASER for testing or deployment. These agencies include the Unites States Secret Service, Los Angeles Police Department, Los Angeles County Sheriff’s Department, New York Police Department, the Royal Canadian Mounted Police, Miami Police Department, Denver Police Department, Fort Worth (TX) Police Department, Orange County (FL) Sheriff’s Department, Ohio State Troopers, Phoenix (AZ) Police Department, Chandler (AZ) Police Department, Philadelphia Police Department, Seattle Police Department, and Minneapolis Police Department. In addition, 25 police departments, including San Diego, Reno, Sacramento, Albuquerque, Citrus County (FL) Sheriff’s Office and Clay County (FL) Sheriff’s Office have purchased enough of our weapons to issue one to each of their patrol officers.

      We believe the ADVANCED TASER could prove equally suitable for use in correctional facilities and have begun to see ADVANCED TASER deployments in correctional facilities such as those operated by Los Angeles Custody Division and the State of Wisconsin.

Commercial airlines

      The commercial airlines became a new market for us in 2001. Following the events of September 11, 2001, the commercial airline industry began implementing added security measures to protect both its passengers and crew. These measures included reinforcement of cockpit doors, increased airport security, and the testing of effective weapons for storage and use on board planes. The ADVANCED TASER is one alternative now under review by the Federal Aviation Administration (FAA), the U.S. Department of Justice, the U.S. Congress, many leading commercial carriers, and one significant aircraft manufacturer. United Airlines became the first major carrier to commit to our ADVANCED TASER product for on board security. United purchased 1,300 of our weapons in December 2001, and intends to install the weapons on board their entire fleet pending FAA approval. We believe the FAA will approve the ADVANCED TASER for use on board commercial aircraft. However, as approval is uncertain, we have not included revenue from this market in our 2002 financial guidance.

Private security firms and guard services

      We are still in the early stage of pursuing additional opportunities for sales of the ADVANCED TASER in private security markets, and have made only limited sales to date. However, a report of the Security Industry Association for 1999-2000, estimated that there were over 1.7 million privately employed security guards or personnel in the United States. They represent a broad range of individuals, including bodyguards, commercial and government building security guards, commercial money carrier employees and many others, and represent a large potential market.

Consumer/personal protection

      Prior to the introduction of the ADVANCED TASER in 1999, the majority of our annual revenue was derived from consumer sales. However, since the introduction of the ADVANCED TASER in 2000, our annual revenue from consumer sales has dropped to an average range of $1.0 to $1.5 million per year. We expect consumer sales to remain in this range in 2002, with growth appearing in 2003 as a result of acceptance of the ADVANCED TASER by the law enforcement community. We believe consumer sales could contribute a substantial portion of our revenues beyond 2003, particularly if the ADVANCED TASER becomes more established in the law enforcement and airline industries.

Military

      Military police forces may use the ADVANCED TASER for purposes similar to those of civilian police units and to reduce the possibility of civilian casualties resulting from combat operations in populated environments. We have not formally pursued sales opportunities in the military market, but are consulting with military experts regarding use of our products. During 2001, we did sell 50 ADVANCED TASERS to the U.S. Air Force, and the U.S. Marine Corps completed its evaluation of the weapon and recommended an undisclosed quantity for deployment. We have not included revenues from military agencies in our 2002 financial guidance.

SALES AND MARKETING

      Law enforcement and corrections agencies represent our primary target market. In this market, the decision to purchase the ADVANCED TASER is normally made by a group of people including the agency head, his training staff, and weapons experts. The decision sometimes involves political decision-makers such as city council members. The decision-making process can take as little as a few weeks or as long as several years.

United States distribution

      With the exception of several accounts to which we sell directly, the vast majority of our law enforcement agency sales in the Unites States occur through our network of more than 25 law enforcement distributors. To service these distributors and assist us in expanding sales to new agencies, we have retained the services of six independent manufacturer’s representative firms, which collectively employ more than 50 sales representatives. These representatives call on potential distributors and utilize their expansive contacts within the law enforcement community to open new sales opportunities for us. We compensate our representatives solely on a commission basis, calculated as a percentage of the sales they complete. The commissions paid to our representatives are accrued at the end of each quarter, and paid to the representative firms on the 15th day of the month following payment by our customers.

      Sales in the consumer market are made through the same group of representatives, as well as many of the same independent distributors. However, as of December 31, 2001, we had also established relationships with eleven new commercial distributors in the United States. Due to the confidential nature of the relationships established with the major U.S. airlines, we currently intend to make all future sales of our products directly to the commercial airline industry. These direct sales will enable us to assist the airlines in the development of training and tactical applications, and to provide on-site equipment maintenance services as they are required.

International distribution

      We concentrated our marketing resources on penetrating the United States law enforcement and corrections market in 2000 and 2001. Accordingly, our international sales efforts in these years were limited to select presentations and training seminars conducted by TASER personnel. These presentations included the introduction of the ADVANCED TASER in Europe and parts of the Middle East, South America and Asia. During the fourth quarter of 2001 and early 2002, we retained the services of three international manufacturer’s representatives to continue our pursuit of these key markets. Also during this period, we began screening qualified importers to represent us in more than 30 countries around the world. Our sales outside the U.S. and Canada accounted for 9% and 18% of total revenues in 2001 and 2000 respectively. We do not anticipate that the total sales generated outside the U.S. and Canada will exceed 10% of our total sales in 2002.

      We have worked in the past with more than 20 foreign distributors. These foreign distributors purchase products from us and resell them to sub-distributors, retail dealers or end users. We continue to provide most foreign distributors with short-term exclusive contracts to sell our products in a designated region. Although many of these relationships are inactive, we continue to ship products as ordered.

Training programs

      Most law enforcement and corrections agencies will not purchase new weapons until a training program is in place to certify all officers in their proper use. We offer an eight-hour class that certifies law enforcement and corrections agency trainers as instructors in the use of the ADVANCED TASER. We have certified approximately 3,900 law enforcement training officers as ADVANCED TASER instructors. Our certification program is designed to make it easier for departments to comply with these training requirements.

      151 of our certified instructors have undergone further training and become certified as master instructors. We authorize these individuals to train other law enforcement and corrections agency trainers, not just end-users within these organizations. 40 of our master instructors have agreed to conduct ADVANCED TASER training classes on a regular basis. These instructors independently organize and promote their own training sessions, and we provide them with logistical support. They are independent professional trainers, serve as local TASER experts, and assist our distributors in conducting TASER demonstrations at other police departments within regions. Through 2000 we did not charge for attendance at these classes. However, effective January 1, 2001, our charge for training is $195 per attendee. We pay master instructors a per-session training fee for each session they conduct. These training sessions have led directly to the sale of ADVANCED TASERs to a number of police departments.

MANUFACTURING

      On March 1, 2001, we relocated all final assembly operations to our corporate headquarters in Scottsdale, Arizona. Our headquarters has approximately 6,000 square feet of product assembly and warehouse space. We own all of the equipment required to manufacture and assemble our finished products, as well as all molds, schematics, and prototypes utilized by our vendors in the production of required raw materials and sub-assemblies.

      With our current work force, on a single shift, we are able to produce approximately 30,000 cartridges per month, and more than 3,000 TASERs. We can expand our production capabilities by adding additional personnel and a second shift with negligible new investment in tooling and equipment.

      We purchase finished circuit boards and injection-molded plastic components from vendors located in the Phoenix area. Although we currently obtain these components from single source suppliers, we own the injection molded component tooling used in their production. As a result, we believe we could obtain alternative suppliers without incurring significant production delays. We also purchase small, machined parts from a vendor in Taiwan, China, and custom cartridge assemblies from a proprietary vendor in Arizona. We believe that these or readily available alternative suppliers can consistently meet our needs for these components. We acquire most of our components on a purchase order basis and do not have long-term contracts with suppliers. We believe that our relationships with our suppliers are good.

COMPETITION

Law enforcement and corrections market

      In the law enforcement and corrections market, the ADVANCED TASER competes directly with the conducted energy weapon sold by Electronic Medical Research Laboratories, Inc., doing business as Tasertron. Tasertron is the sole remaining manufacturer of the original TASER weapon introduced in the 1970’s. As of December 31, 2001, over 1,000 police departments had purchased, in the aggregate, approximately 15,000 ADVANCED TASERs. We believe that approximately 350 police departments currently deploy the Tasertron weapon, with less than 7,500 units deployed primarily at the tactical supervisors level. We believe the ADVANCED TASER also competes indirectly with a variety of other less-lethal alternatives. In the consumer market, the AIR TASER competes directly with a conducted energy weapon introduced by Bestex, Inc. in 1996, called the Dual Defense, and indirectly with other less-lethal alternatives.

      Tasertron had an exclusive license to sell TASER products in the North American law enforcement and corrections market until February 1998. Since its introduction, the ADVANCED TASER has competed successfully against the Tasertron unit, even in agencies that had previously purchased weapons from Tasertron. Other less-lethal weapons, sold by companies such as Armor Holdings Inc. and Jaycor, Inc., compete with our ADVANCED TASER indirectly. We believe the ADVANCED TASER’s versatility, effectiveness, and low injury rate enable it to compete effectively against other less-lethal alternatives.

Consumer market

      Conducted energy weapons have gained limited acceptance in the consumer market for less-lethal weapons. These weapons compete with other less-lethal weapons such as stun guns, batons and clubs, and chemical sprays. The primary competitive factors in the consumer market include a weapon’s cost, effectiveness, and ease of use. The widespread adoption of the ADVANCED TASER by prominent law enforcement agencies may help us overcome a perceived historic lack of consumer confidence in conducted energy weapons.

REGULATION

United States regulation

      The AIR TASER and ADVANCED TASER, as well as the cartridges used by both weapons, are subject to identical regulations. Neither weapon is considered to be a “firearm” by the Bureau of Alcohol, Tobacco, and Firearms. Therefore, no firearms-related regulations apply to the sale and distribution of our weapons within the United States. In the 1980s however, many states introduced regulations restricting the sale and use of stun guns, inexpensive hand-held shock devices. We believe existing stun gun regulations also apply to our weapon systems.

      In many cases, the law enforcement and corrections market is subject to different regulations than the consumer market. Where different regulations exist, we assume the regulations affecting the consumer market also apply to the private security markets except as the applicable regulations otherwise specifically provide. Based on a review of current regulations, we have determined the following states regulate the sale and use of our weapon systems:

STATE	LAW ENFORCEMENT USE	CONSUMER USE
Connecticut	Legal	Legal, subject to restrictions
Florida	Legal	Legal, subject to restrictions
Hawaii	Legal	Prohibited
Illinois	Legal	Legal, subject to restrictions
Indiana	Legal	Legal, subject to restrictions
Massachusetts	Legal	Prohibited
Michigan	Prohibited (except for evaluation)	Prohibited
New Jersey	Prohibited	Prohibited
New York	Legal	Prohibited
North Carolina	Legal	Legal, subject to restrictions
North Dakota	Legal	Legal, subject to restrictions
Rhode Island	Prohibited	Prohibited
Washington	Legal	Legal, subject to restrictions
Wisconsin	Legal	Prohibited

      The following cities and counties also regulate our weapon systems:

CITY OF COUNTY	LAW ENFORCEMENT USE	CONSUMER USE
Annapolis	Legal	Prohibited
Baltimore	Legal	Prohibited
Chicago	Legal	Prohibited
Howard County, MD	Legal	Prohibited
Lynn County, OH	Legal	Legal, subject to restrictions
New York City	Legal	Prohibited
Philadelphia	Legal	Prohibited
Washington, D.C.	Legal	Prohibited

United States export regulation

      Our weapon systems are considered a crime control product by the United States Department of Commerce. Accordingly, the export of our weapon systems is regulated under export administration regulations. As a result, we must obtain export licenses from the Department of Commerce for all shipments to foreign countries other than Canada. Most of our requests for export licenses have been granted, and the need to obtain these licenses has not caused a material delay in our shipments. The need to obtain licenses, however, has limited or impeded our ability to ship to certain foreign markets. Export regulations also prohibit the further shipment of our products from foreign markets in which we hold a valid export license for the products to foreign markets in which we do not hold a valid export license.

      In addition, in the fall of 2000, the Department of Commerce introduced new regulations restricting the export of technology used in our weapon systems. These regulations apply to both the technology incorporated in our weapon systems and in the processes used to produce them. The technology export regulations do not apply to production that takes place within the United States, but are applicable to all sub-assemblies and controlled items manufactured outside the United States.

Foreign regulation

      Foreign regulations which may affect our weapon systems are numerous and often unclear. We prefer to work with a distributor who is familiar with the applicable import regulations in each of our foreign markets. Experience with foreign distributors in the past indicates that restrictions may prohibit certain sales of our products in a number of countries. The countries in which we are aware of restrictions include: Belgium, Denmark, Hong Kong, Italy, Japan, New Zealand, Norway, Sweden, Switzerland and the United Kingdom. Additionally, Australia, Canada and India permit our products to be sold only to law enforcement and corrections agencies.

INTELLECTUAL PROPERTY

      We protect our intellectual property with a variety of patents and trademarks. In addition, we use confidentiality agreements with employees, consultants and key suppliers to ensure the confidentiality of our trade secrets.

      We hold a United States patent on the construction of the gas cylinder used to store the compressed nitrogen in our cartridges. This patent expires in 2015. We and two other companies are the only licensees for use in electronic weapons of the technology described in a Unites States patent held by John H. Cover, Jr. The licenses held by the other licensees may not be transferred and their rights under the licenses may not be expanded or modified without our approval. Mr. Cover’s patent covers the process by which compressed gases launch the probes in our cartridges and expires in 2009. Using this compressed gas technology instead of gunpowder prevents our products from being classified as firearms by the Bureau of Alcohol, Tobacco and Firearms. We also have a broad-based patent application pending that covers the energy wave form we developed for the ADVANCED TASER.

      We own the AIR TASER and TASER registered trademarks as well as several unregistered trademarks. In addition, in 2001, we purchased the internet domain name “TASER.com”.

RESEARCH AND DEVELOPMENT

      Our research and development initiates are led by our internal personnel and make use of specialized consultants when necessary. These initiatives include bio-medical research and electrical and mechanical engineering design. We expect that future development projects will focus on reducing the size, extending the range, and improving the functionality of our weapons. Our total contracted research and development expenditures were $43,400 in 2001 and $7,100 in 2000.

EMPLOYEES

      As of December 31, 2001, we had 49 full-time employees. Eight of these employees were involved in sales, marketing and training. One was employed in research, development and engineering. Seven were employed in administrative functions inclusive of executive management, information systems, finance, accounting, and investor relations. Two were employed in manufacturing support functions. The remaining 31 employees were all direct manufacturing and assembly operators. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

CORPORATE INFORMATION

      We were incorporated in Arizona in September 1993 as ICER Corporation. We changed our name to AIR TASER, Inc. in December 1993, and to TASER International, Incorporated in April 1998. In February 2001, we reincorporated in Delaware as TASER International, Inc.

Item 2.     Description of Property

      We conduct our operations from a modern 11,800 square-foot facility in Scottsdale, Arizona. The monthly rent for this facility is approximately $11,500. Our lease expires on December 31, 2005. We believe this facility will meet our needs for the next three years and that additional space will be available on reasonable terms upon the expiration of our current lease or if we sooner require additional space.

Item 3.     Legal Proceedings

      In February 2000, Thomas N. Hennigan, a distributor of our products from late 1997 through early 2000, sued us in the United States District Court, Southern District of New York. Mr. Hennigan claims the exclusive right to sell our products to many of the largest law enforcement, corrections, and military agencies in the United States. He seeks monetary damages in the aggregate amount of $400 million against us and certain of our officers allegedly arising in connection with his service to us as a distributor on theories of our failure to pay commissions, breach of contract, interference with contract, and on related theories. We signed no contract with Mr. Hennigan. We also believe that he has no reasonable basis for claims to informal or implied contractual rights. As a result, we believe his claims are without merit, and the litigation will have no material adverse affect on our business, operating results or financial condition. Mr. Hennigan’s suit was dismissed in February 2001 for lack of jurisdiction of the New York court. The case is now pending in the United States District Court for the District of Arizona. Mr. Hennigan died in April 2001. The case is now being prosecuted by his estate.

      In early April 2001, James F. McNulty Jr. sued us in the United States District Court, Central District of California. The lawsuit alleges that certain technology used in the firing mechanism for our weapons infringes upon a patent for which Mr. McNulty holds a license, and seeks injunctive relief and unspecified monetary damages. We believe we do not infringe this patent, that Mr. McNulty’s claims are without merit and that the litigation will not have a material adverse effect on our business, operating results or financial condition. In February 2002, we won a motion for summary judgement that limits Mr. McNulty’s right to sue for damages only to damages incurred after February 2001.

      In May 2001, the Company filed a complaint against Electronic Medical Research Laboratories, Inc., doing business as Tasertron, in the United States District Court for the District of Arizona. The complaint alleges trademark infringement, unfair competition and interference with contractual relations, and seeks monetary damages and injunctive relief.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

Market Information

      Our Common Stock is quoted under the symbol “TASR” on The Nasdaq SmallCap Stock Market.

      Our Warrants to purchase one share of Common Stock are quoted under the symbol “TASRW” on The Nasdaq SmallCap Stock Market.

      The following tables set forth the high and low closing sales prices per share, and per warrant, for our Common Stock and Warrants as reported by Nasdaq for each quarter since our initial listing of these securities on The Nasdaq Stock Market in May of 2001:

Common Stock “TASR”

2001 Fiscal Quarters	High	Low

June 30, 2001(1)	$7.30	$5.35

September 30, 2001	$9.31	$5.60

December 31, 2001	$15.14	$8.25

(1)	From May 8, through June 7, 2001, our Common Stock traded on The Nasdaq SmallCap Stock Market only as a component of a unit consisting of one and one-half shares of Common Stock and one and one half Warrants each whole Warrant to purchase one share of Common Stock. This unit traded under the symbol “TASRU”. As of June 7, 2001, our Common Stock and Warrants began trading separately. These prices reflect the sales prices of our Common Stock beginning June 7, 2001.

Public Warrants “TASRW”

2001 Fiscal Quarters	High	Low

June 30, 2001(1)	$2.45	$1.40

September 30, 2001	$3.20	$1.25

December 31, 2001	$6.75	$2.55

(1)	From May 8, through June 7, 2001 our Warrants traded on The Nasdaq SmallCap Stock Market only as a component of a unit consisting of one and one half shares of Common Stock and one and one half Warrants, each whole Warrant to purchase one share of Common Stock. This unit traded under the symbol “TASRU”. As of June 7, 2001, our Common Stock and Warrants began trading separately. These prices reflect sales prices for our Warrants beginning June 7, 2001.

Holders

      As of March 14, 2002 there were approximately 30 holders of record of our Common Stock, and approximately 5 holders of record of our public warrants.

Dividends

      We have never declared or paid dividends on our Common Stock.

Recent sales of unregistered securities

      In January 2001, pursuant to an exemption under Section 4 (2) of the Securities Act, we issued 5,000 warrants to an unrelated private lender, as a loan guarantee. These warrants are exercisable at $10.00 per share and expire January 1, 2006. In 2001, we recorded the fair value of these warrants, at the time of issuance, approximately $10,060, as additional paid-in capital. The corresponding interest expense was recorded ratably over the life of the loan. The private lender is an accredited and sophisticated investor with knowledge and experience in financial and business matters, and with access to information about us necessary to make an informed business decision in connection with such grant of warrants to him.

      In connection with our initial public offering, pursuant to an exemption under Section 4 (2) of the Securities Act, we agreed to issue to the underwriter warrants to purchase 80,000 units, each unit consisting of one and one half shares of Common Stock, and one and one half warrants, each whole warrant to purchase one share of Common Stock. The exercise price of the underwriter’s warrant is $15.60. The underwriter’s warrants will be exercisable for units at any time until May 8, 2006. We will cause the registration statement to remain in effect until the earlier of the time that all of the underwriter’s warrants have been exercised or May 8, 2006. The common stock and warrants issued to the underwriter upon exercise of these warrants will be freely trade-able.

      Also in connection with our public offering, pursuant to an exemption under Section 4 (2) of the Securities Act, we issued warrants to purchase 5,769 shares of common stock at a price of $7.80 per share to our principal outside law firm as consideration for legal services rendered during the offering. In 2001 we recorded the fair value of these warrants, at the time of issuance, approximately $12,627, in our financial statements. The law firm is a sophisticated investor with knowledge and experience in financial and business matters, and with access to information about us necessary to make an informed business decision in connection with such grant of warrants to it. The firm exercised these warrants in January 2002.

Equity compensation plan information

      The following table provides details of our equity compensation plans:

		Number of securities
		awarded plus	Number of
		number of securities	securities to be
	Number of	to be issued upon	issued upon
	securities	exercise of options,	exercise of	Number of
	authorized for	warrants or rights	outstanding	securities
	issuance under	granted during last	options, warrants	remaining available
Name of Plan	the plan	fiscal year	or rights	for future issuance

1999 Stock Option Plan	833,333	143,322	143,322	690,011

2001 Stock Option Plan	550,000	401,724	401,724	148,276

Individual Arrangements	0	0	0	0

Total	1,383,333	545,046	545,046	838,287

Use of proceeds from registered securities

      On May 7, 2001, the SEC declared effective Amendment No. 4 to our Registration Statement on Form SB-2. We completed our related initial public offering of 800,000 units on May 11, 2001. The initial public offering price was $13.00 per unit. The gross proceeds of the offering were $10,400,000. Our net proceeds from the offering, after deducting the underwriters discount, fees and expenses, aggregated approximately $8,400,000.

      Through December 31, 2001, we had used approximately $3.6 million of the net proceeds from the offering as follows:

Repayment of note payable to stockholder	$100,000

Accrued interest on notes payable to stockholders	268,000

Repayment of notes due to unrelated private lender, including accrued interest	612,800

Repayment of note to third party lender	190,000

Purchases of inventory	572,000

Research and development expenditures	43,000

Production tooling and equipment	203,000

Other working capital/general corporate purposes	1,611,200

Total	$3,600,000

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the results of operations and analysis of financial condition for the two years ended December 31, 2001 and 2000 may be understood more fully by reference to the financial statements and notes to the financial statements included elsewhere within this report.

PLAN OF OPERATION

      We develop, assemble and market less-lethal, conducted energy weapons primarily for use in the law enforcement and corrections market. Over 1,000 police departments in the United States have made initial purchases of our products and 25 police departments, including San Diego, Reno, Sacramento, and Albuquerque, have purchased our products for every patrol officer.

      We intend to continue to focus our resources and sales efforts in 2002 and 2003 on further penetration of the law enforcement market with our ADVANCED TASER product line. We also intend to introduce our consumer version to the consumer market in early 2002 with the goal of establishing supply relationships with 500 retail stores by the end of 2002. We believe that our projected operating income in 2002 when added to our cash balance of $5.6 million as of December 31, 2001 will be adequate to fund our operations in 2002.

      However, should the FAA approve the ADVANCED TASERs for use on board commercial aircraft, we may need additional resources to meet demand for our weapons in the law enforcement, commercial airline and consumer markets as early as the fourth quarter of 2002. We believe funding will be available at terms favorable to us, both through our existing credit lines, and possible additional equity financing.

      During 2002, we will also continue our research and development efforts. We have begun working on several future product enhancements, and intend to complete at least one new project by the end of 2002. We expect our research and development expenditures will total $100,000 in 2002.

MANAGEMENTS DISCUSSION OF THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Overview

      Fiscal 2000 was the first full year of ADVANCED TASER product line sales. Although we had limited financial resources, we spent the year building the distribution channel for marketing the product line and developing a nationwide training campaign to introduce the ADVANCED TASER to law enforcement agencies, primarily in North America. We also began evaluating the prospect of returning the manufacturing of our products to the United States.

      In 2001, we made several significant changes to support the growing demand for the ADVANCED TASER product line. We discontinued outsourcing of the final assembly of our products, moved these operations to our Scottsdale headquarters, and developed a manufacturing infrastructure inclusive of direct assembly and material management to support product demand.

      We completed an initial public offering of securities in May of 2001. In this offering, we sold 800,000 units for $13.00 each, with net proceeds to us of $8.4 million. Each unit included one and one half shares of common stock and one and one half warrants, each whole warrant to purchase one share of Common Stock. The warrants are exercisable within five years, to purchase common stock for $9.53 per share.

Summary financial statements

      The selected statement of operations data and balance sheet data presented below set forth a summary of data relating to our results of operations as of, and for the years ended, December 31, 2001 and 2000. This data has been derived from our audited financial statements and should be read in conjunction with the financial statements and notes included elsewhere in this report.

	December 31, 2001	December 31, 2000

Statements of Operations Data:

Net Sales	$6,853,272	$3,412,620

Gross Margin	3,938,842	1,574,231

Sales, general and administrative expenses	3,123,224	1,617,605

Income from Operations	772,256	(50,511)

Interest Income	90,285	103

Interest Expense	246,776	426,362

Net Income (Loss) before Taxes	620,025	(473,247)

Income Tax Provision	104,996	0

Net Income (Loss)	$515,029	$(473,247)

Basic earnings (loss) per share	$0.22	$(0.19)

Diluted earnings (loss) per share	$0.17	$(0.19)

Balance Sheet Data:

Working Capital (Deficit)	$4,966,184	$(1,069,344)

Property and equipment, net	560,423	274,273

Other Assets, net	72,416	0

Deferred Tax Assets	60,840	0

Total Assets	8,054,679	1,039,066

Total Long Term Debt	50,979	2,822,144

Deferred Tax Liability	19,311	0

Total Stockholders Equity (Deficit)	$5,528,733	$(3,617,215)

Results of operations

      Net Sales. Net Sales increased by $3.44 million, or 100.8%, to $6.85 million in the 2001 compared to $3.41 million in 2000. This increase was almost entirely due to the increased sales of the ADVANCED TASER. Specifically, ADVANCED TASER sales increased $3.36 million, and the AIR TASER line increased $63,000. It is our policy to recognize revenue when product is shipped, and title passes, and when the training or other service has been completed.

      For the years ended December 31, 2001 and 2000, sales by product line were as follows (amounts in thousands):

Product Line	2001	%	2000	%

ADVANCED TASER (including cartridges and accessories)	$5,460	79.7%	$2,099	61.5%

AIR TASER (including cartridges and accessories)	1,304	19.0%	1,241	36.4%

AUTO TASER (discontinued product line)	0	0.0%	24	.7%

Miscellaneous sales (training, freight, services & equipment)	89	1.3%	49	1.4%

Net Sales	$6,853	100.0%	$3,413	100.0%

      Cost of products sold. Cost of products sold increased by $1.1 million, or 58.5% to $2.9 million in 2001 compared to $1.8 million in 2000. However, as a percentage of net sales, costs of products sold decreased 11.4% to 42.5% of sales, down from 53.9% in 2000. This decrease was a result of three key factors: higher sales volume, a significant shift in the mix of products sold, and reduction in manufacturing costs associated with bringing manufacturing and assembly operations in house during the first quarter of 2001. Specifically, the direct costs of product sold decreased 6.0% of sales, a savings derived through decreased material and scrap costs, as well as improved labor efficiency. Indirect cost of products sold also were reduced by 5.4% of sales, as a result of the increased sales volume and margins earned relative to the fixed portion of our manufacturing overhead.

      Gross Margin: Gross margins improved by $2.3 million, or 150%, to $3.9 million for the year ended December 31, 2001 compared to $1.6 million for the year ended December 31, 2000. This increase is largely attributable to the higher level of ADVANCED TASER product sales, and the decreased percentage of sales expended for manufacturing expenses. As a percentage of sales, gross margins improved to 57.5% in 2001, up from 46.1% in 2000.

      Sales, general and administrative expenses. Net sales, general and administrative expenses increased $1.5 million, or 93.1% to $3.1 million in 2001 from $1.6 million in 2000. However, as a percentage of sales, sales, general and administrative expenses decreased by 1.8%, to 45.6%, from 47.4% in 2000.

      The largest increases in administrative costs incurred were in the areas of legal costs, investor relations and salaries expense. Legal costs increased by $157,000, or 132% to $276,000 in 2001 from $119,000 in 2000. Of the $276,000 in fees expensed in 2001, $187,000 was associated with the lawsuits involving the Company. In two of the cases, TASER is defending against claims pertaining to patent infringement and breach of contract. In the third case we have alleged that Electronic Medical Research Laboratories, Inc., doing business as Tasertron, has infringed our trademark rights. Also included in our increased legal expenditures was $89,000 of fees associated with establishing corporate record keeping systems to comply with both SEC and Nasdaq requirements.

      Investor Relations was a new category of expenditures for us in 2001. Prior to our initial public offering in May of 2001, we created a new investor relations executive position to manage the increased volume of investor-related correspondence and communications. This new position along with the costs required to support the new investor base and corporate reporting charges increased administrative expenses by $192,000 in 2001. Additional increases in administrative expenditures in 2001 resulted from franchise taxes and Directors and Officers liability insurance.

      The most significant increase in sales expenses in 2001, as compared to 2000, was commissions. In total, $459,000 was expensed for our internal and external sales forces as compared to the approximately $80,000 expensed in fiscal 2000. The bulk of this expense, $378,000, was recorded in the fourth quarter of 2001 as a result of the United Airlines and Los Angeles Police Department orders. The other large increases in sales expenditures came in the areas of trade shows, training expenditures and marketing collateral materials. The increases to these expenses in 2001, as compared to 2000 were $47,000, $31,000, and $103,000 respectively.

      Interest Income. Interest income increased to $90,000 in 2001. This additional income resulted from earnings on the investment of proceeds received from our IPO which were not immediately required for operations. As of December 31, 2001, we had $4.9 million of cash in interest bearing accounts.

      Interest Expense. Interest expense decreased by $179,600, or 42.1%, to $247,000 in 2001 as compared to $426,000 in 2000. This decrease was a result of the reduction of both long and short-term debt made possible by the proceeds of our initial public offering completed in May, 2001.

      Income Taxes. As of December 31, 2001, we recorded $105,000 as a provision for income taxes payable to both the Internal Revenue Service, and the Arizona Department of Revenue. Prior to 2001, we were an S-Corporation, which allowed all the tax attributes to flow through to the stockholders. In early 2001, our tax reporting status was changed to that of a C-Corporation. When we changed our reporting status, our accumulated shareholder deficit was converted to additional paid-in capital. As a result of the conversion from an S-Corporation to a C-Corporation, there are no net operating loss carry forwards available to us. The cumulative effect of the change in the method of accounting for income taxes was approximately $140,000. This benefit was the result of differences in basis between financial reporting and tax reporting that were recognized in our fourth quarter following our final tax review and year-end audit, and, after it was evident that we would have adequate pre-tax earnings to offset the pending adjustment to unused tax deductions attributable to prior years.

      Net Income. Net income increased by $988,000, to $515,000 in 2001 as compared to a net loss of $473,000 in 2000. The increase in net income resulted primarily from the increased sales volume and the improved gross margins attributed to sales of our ADVANCED TASER line. The increase in net income resulted in an improvement of $0.41 basic earnings per share for the same periods, improving to income per basic share of $0.22 for 2001, compared to a loss per basic share of $0.19 in 2000. Basic earnings per share calculations were based upon weighted average shares of 2,303,386 in 2001 and 2,482,976 in 2000. Additionally, diluted earnings per share increased to earning per share of $0.17 in 2001 as compared with a loss of $0.19 per share for 2000. Diluted earnings per share calculations were based upon weighted average shares of 3,029,330 in 2001 and 2,482,976 shares in 2000.

Liquidity and Capital Resources

      We have previously sustained significant operating losses. From our inception through December 31, 2000, we financed our operations through advances from and investments by major stockholders, and bank financing guaranteed by major stockholders. In 2001, we generated both net income and cash flow from operations. Management believe that the funds generated in 2001, coupled with anticipated cash flow in 2002, and the net proceeds remaining from our initial public offering, will be adequate to fund currently projected future operations and growth.

      Liquidity. As of December 31, 2001 we had working capital of $5.0 million compared to a working capital deficiency of $1.1 million at December 31, 2000. The improvement in working capital from 2000 to 2001 was due to our initial public offering completed in May of 2001 and our net income of $515,000 in 2001.

      During 2001, we used $555,000 of cash in operations compared to $116,290 generated by operations in 2000. The increase in cash used in operations was due primarily to our increased investment in raw materials inventory, the reduction of accrued interest expense, and an increase in accounts receivable resulting from $1.6 million of net sales in the month of December 2001. Reduction of customer deposits, as we shipped previously paid orders, also resulted in a use of cash. We also used $453,000 of cash in investing activities during 2001, compared to $100,000 of cash used in investing activities in 2000. The funds invested in 2001 were used to purchase production equipment required to increase production capacity, to purchase office equipment to furnish our new corporate offices, and to purchase the TASER Trademark and TASER.com web-site. The net cash flows provided by financing activities were $6.4 million in 2001, as compared to $135,000 for 2000. This increase in cash flows from financing activities was a direct result of the net proceeds from our initial public offering less debt repayment.

      Capital Resources. Historically, we have funded operating losses and expansion of its business through loans from two shareholders and an unrelated private investor. Notes payable to related parties were $455,691 as of December 31, 2001. This amount was repaid in February, 2002. We had cash of $5.6 million at December 31, 2001 as a result of our net income of $515,000 in 2001 and net proceeds from the initial public offering. After payment of debt and accounts payable outstanding as of December 31, 2001, we believe our monthly cash flow from operations will be adequate to cover monthly obligations.

      We have obtained a revolving line of credit from a domestic bank with a total availability of $1.5 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at prime plus 1%, 4.75% at December 31, 2001. The line of credit matures on April 30, 2002 and requires monthly payments of interest only. The outstanding balance under the line of credit at December 31, 2001 was $761,000. We are currently evaluating our options with regard to the renewal of the line of credit or acquisition of an alternative line and believe that a renewed or replacement line of credit will be available on terms favorable to us.

      We anticipate that cash generated from operations, available borrowings under its line of credit and the proceeds from its initial public offering will be sufficient to provide for working capital needs and to fund future growth.

Item 7.     Financial Statements

      The information required by this Item is incorporated by reference to the Financial Statements beginning on page F-1 herein.

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 9.	Directors, Executive Officers, Promotors and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The information concerning the identification and business experience of directors is incorporated by reference to the information set forth in our definitive proxy statement for our 2002 Annual Meeting of Stockholders under the heading “Election of Directors,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year dated December 31, 2001.

      The information concerning the identification and business experience of our executive officers is incorporated by reference to the information set forth in our definitive proxy statement for our 2002 Annual Meeting of Stockholders under the heading “Executive Officers”, which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year dated December 31, 2001.

      The information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth in our definitive proxy statement for our 2002 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year dated December 31, 2001.

      The information concerning significant employees and family relationships is incorporated by reference to the information set forth in our definitive proxy statement for our 2002 Annual Meeting of Stockholders under the heading “Significant Employees and Family Relationships”, which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year dated December 31, 2001.

Item 10.     Executive Compensation

      The information concerning executive compensation is incorporated by reference to the information set forth in our definitive proxy statement for our 2002 Annual Meeting of Stockholders under the heading

“Executive Compensation”, which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year dated December 31, 2001.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

      The information concerning security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in our definitive proxy statement for the 2002 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year dated December 31, 2001.

Item 12.     Certain Relationships and Related Transactions

      The information concerning certain relationships and related transactions is incorporated by reference to the information set forth in our definitive proxy statement for our 2002 Annual Meeting of Stockholders under the heading “Certain Transactions,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year dated December 31, 2001.

Item 13.     Exhibits and Reports on Form 8-K

     (a) Exhibits to Form 10-KSB

3.1	Company’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
3.2	Company’s Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended),
4.1	Reference is made to pages 1 – 4 of Exhibit 3.1 and pages 1 – 5 and 12 – 14 of Exhibit 3.2
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
4.3	Form of Public Warrant (incorporated by reference to Exhibit 4.3 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
4.4	Form of Unit Certificate (incorporated by reference to Exhibit 4.4 to Registration Statement on Form SB-2 file February 14, 2001 (Registration No. 333-55658), as amended)
4.5	Form of Warrant and Unit Agreement (incorporated by reference to Exhibit 4.5 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
4.6	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.6 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
10.1	Employment Agreement with Patrick W. Smith, dated July 1, 1998 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)(1)
10.2	Employment Agreement with Thomas P. Smith, dated November 15, 2000 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)(1)
10.3	Employment Agreement with Kathleen C. Hanrahan, dated November 15, 2000 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)(1)
10.4	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
10.5	Form of Indemnification Agreement between the Company and its officers (incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)

10.6	1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)(1)
10.7	2001 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)(1)
10.8	Form of Warrant issued to Bruce Culver and Phil Smith (incorporated by reference to Exhibit 10.8 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
10.9	Licensing Agreement with respect to intellectual property dated October 14, 1993, as amended, by and between the Company and John H. Cover Jr., and related documents (incorporated by reference to Exhibit 10.9 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
10.10	Promissory Note, dated October 24, 2000, payable to Bank of America in the amount of $60,000 and related guarantee and security documents (incorporated by reference to Exhibit 10.12 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
10.11	Form of Promissory Note issued to stockholders (incorporated by reference to Exhibit 10.13 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
10.12	Lease between the Company and Norton P. Remes and Joan A. Remes Revocable Trust, dated November 17, 2000 (incorporated by reference to Exhibit 10.14 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended),
10.13	Equipment Lease between the Company and Thomas P. Smith, dated August 21, 1998.
10.14	Letter of Agreement with respect to services, dated May 26, 2000, by and between the Company and Malcolm W. Sherman (incorporated by reference to Exhibit 10.16 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended),
10.15	Form of Sales Representative Agreement with respect to services by and between the Company and Sales Representatives
10.16	Loan and Security Agreement, dated April 26, 2001, between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.19 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
10.17	Lease Agreement, dated April 17, 2001, between the Company and GE Capital Corporation in the amount of $37,945.
23.1	Consent of Arthur Andersen LLP, independent public accounts
99.1	Certain Factors to Consider in Connection with Forward-Looking Statements

(1)	Management Contract or Compensatory Plan or Arrangement

     (b) Reports on Form 8-K

      None

FINANCIAL STATEMENTS:

      The Financial Statements and Schedules listed below are located after the signature page and begin on page F-1.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.
(Registrant)

Date: March 15, 2002

/s/ PATRICK W. SMITH
_________________________________________ Patrick W. Smith,
Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2002	/s/ PATRICK W. SMITH ------------------------------------------------ Patrick W. Smith, Chief Executive Officer and Director

Date: March 15, 2002	/s/ THOMAS P. SMITH ------------------------------------------------ Thomas P. Smith, President and Director

Date: March 15, 2002	/s/ KATHLEEN C. HANRAHAN ------------------------------------------------ Kathleen C. Hanrahan, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 15, 2002	/s/ PHILLIPS W. SMITH ------------------------------------------------ Phillips W. Smith, Director and Chairman of the Board

Date: March 15, 2002	/s/ KARL F. WALTER ------------------------------------------------ Karl F. Walter, Director

Date: March 15, 2002	/s/ BRUCE R. CULVER ------------------------------------------------ Bruce R. Culver, Director

Date: March 15, 2002	/s/ MATTHEW R. MCBRADY ------------------------------------------------ Matthew R. McBrady Director

TASER INTERNATIONAL, INC.

Financial Statements

As of December 31, 2001 and 2000
Together with Report of
Independent Public Accountants

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

TASER International, Inc.:

      We have audited the accompanying balance sheets of TASER INTERNATIONAL, INC. (a Delaware corporation) as of December 31, 2001 and 2000, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TASER International, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

      As explained in Note 6 to the financial statements, effective January 1, 2001, concurrent with its change in tax status from an S corporation to a C corporation, the Company changed its method of accounting for income taxes and adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

Phoenix, Arizona

February 4, 2002

TASER INTERNATIONAL, INC.

Balance Sheets
December 31, 2001 and 2000

	2001	2000

Assets

Current Assets:

Cash and cash equivalents	$5,636,100	$206,408

Accounts receivable, net of allowance of $29,000 in 2001 and $55,000 in 2000	765,328	312,681

Inventory	801,926	221,169

Prepaids and other	103,829	24,535

Income tax receivable	53,817	—

Deferred income tax asset	60,840	—

Total current assets	7,421,840	764,793

Property and Equipment, net	560,423	274,273

Other Assets, net	72,416	—

Total assets	$8,054,679	$1,039,066

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:

Current portion of note payable	$—	$100,000

Current portion of notes payable to related parties	455,691	124,574

Current portion of capital lease obligations	51,834	22,171

Revolving line of credit	760,838	—

Accounts payable and accrued liabilities	1,154,280	589,949

Customer deposits	32,123	539,329

Inventory financing payable	—	189,980

Accrued interest, primarily to related parties	890	268,134

Total current liabilities	2,455,656	1,834,137

Notes Payable to Related Parties, net of current portion	—	2,778,219

Capital Lease Obligations, net of current portion	50,979	43,925

Deferred Income Tax Liability	19,311	—

Total liabilities	2,525,946	4,656,281

Commitments and Contingencies

Stockholders’ Equity (Deficit):

Preferred stock, 0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at December 31, 2001 and 2000	—	—

Common stock, 0.00001 par value per share; 50 million shares authorized; 2,734,473 and 3,177,421 issued and outstanding at December 31, 2001 and 2000	27	32

Additional paid-in capital	5,073,617	4,256,558

Deferred compensation	(59,940)	(79,920)

Common stock held in treasury, at cost, 0 and 1,666,667 shares at December 31, 2001 and 2000	—	(1,000,000)

Retained earnings (accumulated deficit)	515,029	(6,793,885)

Total stockholders’ equity (deficit)	5,528,733	(3,617,215)

Total liabilities and stockholders’ equity (deficit)	$8,054,679	$1,039,066

The accompanying notes are an integral part of these balance sheets.

TASER INTERNATIONAL, INC.

Statements of Operations
For the Years Ended December 31, 2001 and 2000

	2001	2000

Net Sales	$6,853,272	$3,412,620

Cost of Products Sold:

Direct manufacturing expense	2,304,669	1,350,175

Indirect manufacturing expense	609,761	488,214

Gross margin	3,938,842	1,574,231

Sales, general and administrative expenses	3,123,224	1,617,605

Research and development expenses	43,362	7,137

Income (loss) from operations	772,256	(50,511)

Interest Income	90,285	103

Interest Expense	246,776	426,362

Other Income, net	4,260	3,523

Net income (loss) before income taxes	620,025	(473,247)

Provision for income taxes	104,996	—

Net income (loss)	$515,029	$(473,247)

Net income (loss) per share:

Basic	$0.22	$(0.19)

Diluted	0.17	(0.19)

Weighted average number of common and common equivalent shares outstanding:

Basic	2,303,386	2,482,976

Diluted	3,029,330	2,482,976

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.

Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2001 and 2000

	Common Stock		Additional	Treasury Stock			Retained
			Paid-in			Deferred	Earnings
	Shares	Amount	Capital	Shares	Amount	Compensation	(Deficit)

Balance, December 31, 1999	3,177,421	$32	$4,068,814	—	$—	$—	$(6,320,638)

Repurchase of shares from stockholder for note payable	—	—	—	(1,666,667)	(1,000,000)	—	—

Stock options granted for payment of Board fee	—	—	79,920	—	—	(79,920)	—

Stock options granted for payment of consulting fee	—	—	13,917	—	—	—	—

Stock options and warrants granted for loan guarantees	—	—	93,907	—	—	—	—

Net loss	—	—	—	—	—	—	(473,247)

Balance, December 31, 2000	3,177,421	32	4,256,558	(1,666,667)	(1,000,000)	(79,920)	(6,793,885)

Issuance of shares pursuant to IPO, net of issuance costs	1,200,000	12	8,370,152	—	—	—	—

Cancellation of treasury shares	(1,666,667)	(17)	(999,983)	1,666,667	1,000,000	—	—

Discount on retirement of related party note	—	—	61,690	—	—	—	—

Elimination of accumulated deficit upon conversion from S to C corporation	—	—	(6,793,885)	—	—	—	6,793,885

Conversion of stock options	23,722	—	27,336	—	—	—	—

Stock options and warrants granted for payment of consulting fees	—	—	53,844	—	—	—	—

Stock options and warrants granted for loan guarantees	—	—	10,060	—	—	—	—

Cancellation of partial shares	(3)	—	—	—	—	—	—

Income tax effect of stock options exercised	—	—	87,845	—	—	—	—

Amortization of deferred compensation	—	—	—	—	—	19,980	—

Net income	—	—	—	—	—	—	515,029

Balance, December 31, 2001	2,734,473	$27	$5,073,617	—	$—	$(59,940)	$515,029

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total
Stockholders’
Equity
(Deficit)

Balance, December 31, 1999	$(2,251,792)

Repurchase of shares from stockholder for note payable	(1,000,000)

Stock options granted for payment of Board fee	—

Stock options granted for payment of consulting fee	13,917

Stock options and warrants granted for loan guarantees	93,907

Net loss	(473,247)

Balance, December 31, 2000	(3,617,215)

Issuance of shares pursuant to IPO, net of issuance costs	8,370,164

Cancellation of treasury shares	—

Discount on retirement of related party note	61,690

Elimination of accumulated deficit upon conversion from S to C corporation	—

Conversion of stock options	27,336

Stock options and warrants granted for payment of consulting fees	53,844

Stock options and warrants granted for loan guarantees	10,060

Cancellation of partial shares	—

Income tax effect of stock options exercised	87,845

Amortization of deferred compensation	19,980

Net income	515,029

Balance, December 31, 2001	$5,528,733

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.

Statements of Cash Flows

For the Years Ended December 31, 2001 and 2000

	2001	2000

Cash Flows from Operating Activities:

Net income (loss)	$515,029	$(473,247)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities —

Depreciation and amortization	176,519	124,803

Amortization of deferred compensation	19,980	—

Compensatory stock options and warrants	63,904	187,744

Stock option tax benefits	87,845	—

Deferred compensation	—	(79,920)

Change in assets and liabilities:

Accounts receivable	(452,647)	(190,760)

Inventory	(580,757)	(63,002)

Prepaids and other	(79,294)	(10,492)

Deferred income tax asset	(60,840)	—

Income tax receivable	(53,817)	—

Accounts payable and accrued liabilities	564,331	14,960

Customer deposits	(507,206)	477,012

Accrued interest	(267,244)	129,192

Deferred tax liability	19,311	—

Net cash (used in) provided by operating activities	(554,886)	116,290

Cash Flows from Investing Activities:

Purchases of property and equipment, net	(368,140)	(99,759)

Purchases of other assets	(85,000)	—

Net cash used in investing activities	(453,140)	(99,759)

Cash Flows from Financing Activities:

Payments under capital leases	(45,228)	(16,266)

Payments on notes payable	(4,485,412)	(12,000)

Net proceeds from notes payable to related parties	—	163,238

Borrowings under line of credit	2,260,838	—

Payments under product financing payable	(189,980)	—

Proceeds from notes payable	500,000	—

Proceeds from Initial Public Offering, net of issuance costs	8,370,164	—

Proceeds from options exercised	27,336	—

Net cash provided by financing activities	6,437,718	134,972

Net Increase in Cash and Cash Equivalents	5,429,692	151,503

Cash and Cash Equivalents, beginning of year	206,408	54,905

Cash and Cash Equivalents, end of year	$5,636,100	$206,408

Supplemental Disclosure:

Cash paid for interest	$514,020	$239,552

Income taxes paid	$112,500	$—

Noncash Investing and Financing Activities:

Acquisition of property and equipment under capital leases	$81,945	$43,207

Exchange of shares from related party for note payable	$—	$1,000,000

Discount on prepayment of note payable	$61,690	$—

Fair value of stock options issued for payment of consulting and legal fees	$53,844	$13,917

Fair value of stock options and warrants issued for loan guarantees	$10,060	$93,907

Fair value of stock options and warrants issued for Board fees	$—	$79,920

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.

Notes to Financial Statements
December 31, 2001 and 2000

1.     The Company

     a.     History and Nature of Organization

      TASER International, Inc. (TASER or the Company) was incorporated and began operations in Arizona in 1993 for the purpose of developing and manufacturing less-lethal, self-defense devices. From its inception until the Company commenced production in December 1994, the Company was in the development stage. On May 11, 2001, the Company completed its initial public offering (IPO) of 800,000 units at a price of $13 per unit, consisting of one and one-half shares of common stock and one and one-half warrants, each whole warrant to purchase one share of common stock. The net proceeds received, after the underwriting discount and financing costs, totaled approximately $8.4 million.

     b.     Reincorporation and Restatement of Shares

      In February 2001, the Company reincorporated in the State of Delaware. In connection with the reincorporation, the Company completed a 1-for-6 share reverse stock split. The accompanying financial statements and footnotes have been restated for the lower number of shares of common stock outstanding for all periods presented.

2.     Summary of Significant Accounting Policies

     a.     Cash and Cash Equivalents

      Cash and cash equivalents include funds on hand and short-term investments with original maturities of three months or less. At December 31, 2001, cash and cash equivalents included $4.9 million deposited in highly liquid certificates of deposit and money market funds. These accounts earned interest at an average rate of 1.86% during 2001. Of the $4.9 million, $1.5 million of cash and cash equivalents are required to be maintained as a compensating balance under the Company’s line of credit agreement (Note 7).

     b.     Inventory

      Inventories are stated at the lower of cost or market; cost is determined using the most recent acquisition cost which approximates the first-in, first-out (FIFO) method. Inventories consisted of the following at December 31:

	2001	2000

Raw materials and work-in-process	$678,406	$153,506

Finished goods	123,520	67,663

	$801,926	$221,169

      Inventory costs in 2000 include primarily the cost paid to an outsourced manufacturer, which included charges for material, labor and overhead. Inventory costs in 2001 included manufacturing costs, including materials, labor and overhead related to finished goods and components.

     c.     Property and Equipment

      Property and equipment are stated at cost. Additions and improvements are capitalized while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

     d.     Long-Lived Assets

      The Company periodically evaluates the carrying value of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under SFAS 121, long-lived assets to be held and used in operations are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flow is less than the carrying amount of the long-lived assets being evaluated. The Company has not recognized any impairment losses during the two-year period ended December 31, 2001.

     e.     Customer Deposits

      The Company requires certain deposits in advance of shipment for foreign customer sales orders. At December 31, 2000, customer deposits consisted primarily of one foreign customer sales order.

     f.     Cost of Products Sold

      During 2000 and early 2001, the Company outsourced the assembly of its finished goods, but continued to manufacture certain small, proprietary components internally. Prior to August 1999, all finished goods were assembled internally. At December 31, 2000, cost of products sold represents net amounts paid to a vendor to acquire finished goods sold to customers and the manufacturing costs, including material, labor and overhead related to the proprietary components the Company manufactures internally. In mid 2001, the Company discontinued their use of a contract assembler, and consolidated their product manufacturing and assembly operations at their new facility in Scottsdale, Arizona. At December 31, 2001, costs of products sold included the manufacturing costs, including materials, labor and overhead related to finished goods and components. Shipping costs incurred related to product delivery are also included in cost of products sold.

     g.     Revenue Recognition

      The Company recognizes revenues when products are shipped and title passes, and all sales are final. The Company charges certain of its customers shipping fees, which are recorded as a component of net sales.

      On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides additional guidance in applying generally accepted accounting principles for revenue recognition in financial statements. The issuance of SAB No. 101 did not have a material impact on the revenue recognition method of the Company.

     h.     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     i.     Advertising Costs

      The Company expenses the production cost of advertising as incurred or the first time the advertising takes place. The Company incurred advertising costs of $19,872 and $35,035 in 2001 and 2000, respectively. Advertising costs are included in sales, general and administrative expenses in the accompanying statements of operations.

     j.     Warranty Costs

      The Company warrants its product from manufacturing defects for their lives and will replace any defective AIR TASER units with a new one for a $25 fee, and defective ADVANCED TASER units for a $75 fee. In 2000, the Company recalled a series of ADVANCED TASERs due to a defective component in connection with which the Company incurred warranty expense of approximately $9,000 and recorded an additional charge of $41,000 to cover estimated future warranty costs based upon the number of units sold and the estimated defect rate using its prior actual experience. Accrued warranty expense of $43,000 and $50,000 in 2001 and 2000, respectively, are included in accounts payable and accrued liabilities in the accompanying balance sheets.

     k.     Research and Development Expenses

      The Company expenses research and development costs as incurred. The Company incurred product development expense of $43,362 and $7,137 in 2001 and 2000, respectively.

     l.     Income Taxes

      The Company, from inception to December 31, 2000, qualified as an S corporation under the Internal Revenue Code, and accordingly, was not directly subject to income taxes. There is no provision or benefit for income taxes reflected in the accompanying 2000 financial statements, since items of taxable income and losses are reported in the individual returns of stockholders.

      In 2001, the Company reincorporated in the State of Delaware and elected to be taxed as a C corporation. Net operating losses (NOLs) prior to the change to a C corporation accrued to the individual stockholders. Accordingly, such losses were not available to reduce future taxes payable by the Company as a C corporation.

      Upon termination of the S status, the Company was required to implement SFAS No. 109, Accounting for Income Taxes, which requires the calculation of existing temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

      Based on the criteria described in SFAS No. 109, had the Company been a C corporation in 2000, no federal or state income tax benefit would have been recorded for the NOLs discussed above. Accordingly, no pro forma benefit for federal or state income taxes is recorded as if the Company were taxed as a C corporation for any of the periods presented. Additionally, the accumulated deficit at the time of the S election termination was reclassified to additional paid-in capital.

     m.     Concentration of Credit Risk and Major Customers

      Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable, accounts payable and notes payable to related parties. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated potential losses. Accounts receivable are presented net of an allowance for doubtful accounts. No provision for bad debts was recorded for the year ended December 31, 2001 and $72,905 was recorded for the year ended December 31, 2000.

      For the years ended December 31, 2001 and 2000, sales by product were as follows:

	2001	2000

	(000s omitted)

Sales by product line:

ADVANCED TASER	$5,460	$2,099

AIR TASER	1,304	1,241

AUTO TASER	—	24

Other	89	49

	$6,853	$3,413

Geographic:

United States	91	82

Other countries	9	18

	100%	100%

      Sales to customers outside of the United States are denominated in U.S. dollars.

      The Company had no major customers accounting for more than 10% of sales in 2000. In 2001, three different customers accounted for 10% or more of sales in that year, as follows:

2001

Customer 1	12.8%

Customer 2	10.9

Customer 3	10.8

34.5%

      Receivables from two customers comprise 46.2% of accounts receivable at December 31, 2001. These balances were fully collected subsequent to year end. Receivables from one customer comprised 44.3% of accounts receivable at December 31, 2000, representing a concentration of credit risk as defined by SFAS No. 105, Disclosure of Information About Financial Instruments With Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk.

     n.     Financial Instruments

      The Company’s financial instruments include cash, accounts receivable and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded value.

      The Company has a note payable to a shareholder which, based on the short-term nature of the note and financing obtained from outside sources, the Company believes is stated at its estimated fair market value. The revolving line of credit and capital lease obligations approximate fair value as rates on these instruments, in the aggregate, approximate market rates currently available for instruments with similar terms and remaining maturities.

     o.     Segment Information

      The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement requires disclosure of certain information about the Company’s operating segments, products, geographic areas in which it operates and major customers. This statement also allows a company to aggregate similar segments for reporting purposes. Management has determined that its operations can be aggregated into one reportable segment. Therefore, no separate segment disclosures have been included in the accompanying notes to the financial statements.

     p.     Stock-Based Compensation

      The Company measures compensation costs related to stock option plans using the intrinsic value method and provides pro forma disclosures of net income (loss) and earnings (loss) per common share as if the fair value based method had been applied in measuring compensation costs. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of measurement over the amount an employee must pay to acquire the stock and is amortized over the vesting period, generally three to four years.

     q.     Comprehensive Income

      The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. During the years ended December 31, 2001 and 2000, the Company did not have any components of comprehensive income requiring separate reporting in the Company’s financial statements.

     r.     Income (Loss) Per Common Share

      Income (loss) per common share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic income (loss) per common share is based upon the weighted average shares outstanding. Diluted income (loss) per common share is based on the weighted average shares outstanding and dilutive common stock equivalents. Approximately 725,944 options and warrants were included as common stock equivalents in the computation of diluted earnings per share for 2001. Approximately 186,049 options and warrants were not included in the computation of diluted earnings per share for 2000, as their effect would be anti-dilutive.

     s.     Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS 133, all derivatives are required to be recognized in the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which amended SFAS 133, delaying its effective date to fiscal years beginning after June 15, 2000. The Company does not currently hold any derivative instruments nor does it engage in hedging activities. The adoption of SFAS No. 133 did not have a material impact on the Company’s financial position or results of operations.

      In March 2000, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25. FIN 44 is intended to clarify the application of APB No. 25 by providing guidance regarding among other issues: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000 but certain provisions covered specific events occurring after December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company’s financial position or results of operations.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, use the purchase method of accounting and prohibits the use of the pooling-of interest method. SFAS No. 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit. The Company adopted SFAS Nos. 141 and 142 on January 1, 2002.

Management has determined that adoption of these standards did not have a material impact on the Company’s financial statements.

      Additionally, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets during 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS No. 143 is effective for financial statements with fiscal years beginning after June 15, 2002. This statement is not expected to have a material impact on the Company’s financial statements. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002. Management has determined that adoption of this standard did not have a material impact on the Company’s financial statements.

     t.     Basis of Presentation

      Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

3.     Property and Equipment

      Property and equipment consist of the following at December 31, 2001 and 2000:

	Estimated
	Useful Lives	2001	2000

Leasehold improvements	lesser of life of asset or lease term	$63,393	$5,000

Production equipment	5 years	592,472	380,326

Telephone and office equipment	5 years	32,786	31,535

Computer equipment	3 – 5 years	467,057	383,492

Furniture and fixtures	5 – 7 years	148,894	57,542

		1,304,602	857,895

Less: accumulated depreciation		(744,179)	(583,622)

		$560,423	$274,273

4.     Other Assets

      Other assets consist of the following at December 31, 2001 and 2000:

	2001	2000

TASER Trademark	$25,000	$—

TASER.com domain name	60,000	—

	85,000	—

Less: Accumulated amortization	(12,584)	—

	$72,416	$—

      These other assets are being amortized over 5 years, their estimated useful lives.

5.     Commitments and Contingencies

     a.     Operating Leases

      The Company has entered into operating leases for office space and equipment. Rent expense under these leases for the years ended December 31, 2001 and 2000, was $139,033 and $93,241, respectively. Future minimum lease payments under operating leases as of December 31, 2001, are as follows:

2002	$142,643

2003	146,363

2004	150,193

2005	154,139

2006	18,673

Thereafter	124,484

Total	$736,495

     b.     Litigation

      From time to time, the Company is involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that it maintains adequate insurance and that such matters will be resolved without a material effect on the Company’s financial position or results of operations.

      In February 2000, the Company was named a defendant in a suit with a former distributor in the state of New York asserting certain rights of exclusive representation with respect to the Company’s products. The suit was dismissed in February 2001 for lack of jurisdiction of the New York court. In March 2001, the former distributor appealed the dismissal. The case is now pending in the state of Arizona. Management believes this matter will be resolved without a material effect on the Company’s financial condition or results of operations.

      In early April 2001, a patent licensee sued the Company in the United States District Court, Central District of California. The lawsuit alleges that certain technology used in the firing mechanism for the Company’s weapons infringes upon a patent for which the licensee holds a license, and seeks injunctive relief and unspecified monetary damages. The Company believes it does not infringe this patent, that the licensee’s claims are without merit and that the litigation will have no material adverse effect on the Company’s financial condition or results of operations.

     c.     Employment Agreements

      The Company has employment agreements with its President, Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The Company may terminate the agreements with or without cause. Should the Company terminate the agreements without cause, upon a change of control of the Company or death of the employee, the President, CEO and CFO are entitled to additional compensation. Under these circumstances, these officers may receive the amounts remaining under their contracts upon termination, which could total $660,000.

6.     Income Taxes

      Concurrent with the change in tax status discussed in Note 2, the Company adopted the provisions of SFAS No. 109. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      The cumulative effect of the change in the method of accounting for income taxes was approximately $140,000.

      Pro forma income taxes have not been provided for 2000. As a result of the losses recognized in that period, any income tax benefit would have been fully offset by the establishment of a valuation allowance for deferred tax assets had the Company been taxed as a subchapter C corporation.

      Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,
2001

Current deferred tax assets:

Nondeductible reserves for bad debts, sales returns and other	$60,840

Total deferred tax asset	$60,840

Long-term deferred tax (assets) liabilities:

Tax over book depreciation of property and equipment	$22,666

Amortization of other assets	(3,355)

Net deferred tax liability	$19,311

      Significant components of the federal and state income tax expense are as follows:

Year Ended
December 31,
2001

Current:

Federal provision	$119,968

State provision	26,558

Total current	146,526

Deferred:

Federal benefit	(35,300)

State benefit	(6,230)

Total deferred	(41,530)

Provision for income taxes	$104,996

      A reconciliation of the Company’s effective income tax rate to the federal statutory rate follows:

Federal statutory rate	34%

State tax, net of federal benefit	6

Change in method of accounting for income taxes	(23)

17%

7.     Line of Credit

      In April 2001, the Company obtained a revolving line of credit with a bank with a total commitment of up to $1,500,000. The line was fully used to repay a $1,500,000 promissory note to Mr. Bruce R. Culver, a director of the Company, is secured by assets of Mr. Culver and substantially all of the Company’s assets other than intellectual property, and has an interest rate of bank prime plus 1% (4.75% at December 31, 2001). The line matures on April 30, 2002 and requires the Company to make monthly interest payments only until such date. The line of credit was repaid in full in June 2001 from the proceeds of the Company’s IPO. In July 2001, the Company drew $760,838 under the line of credit to prepay amounts due Mr. Bruce Culver, a stockholder and director (Note 9). This amount was outstanding under the line of credit at December 31, 2001.

8.     Inventory Financing Agreement

      In 1995, the Company entered into an inventory financing agreement with its warehouser. Under the agreement, the Company had the right to sell its product to the warehouser at a stated price up to quantities totaling the lesser of $500,000 or the number of units sold in the last two months. The Company repurchased the product once sold to a third party at the stated price plus 2% per month (24% annually). In June 1998, the agreement expired and the Company issued a $189,980 note for the amount due. The note included interest at a rate of 10% and matured March 31, 2000. As of December 31, 2000, no amounts of principal had been paid on this note and the balance was recorded as a current payable. In 2001, the note was repaid in full at the close of the IPO in May 2001.

9.     Related Party Transactions and Notes Payable

      At December 31, 2001 and 2000 debt obligations were as follows:

	2001	2000

Notes payable to stockholders, interest at varying rates of 9% to 27%, principal and interest due through July 1, 2002	$455,691	$2,878,010

Note payable to stockholder, interest at 9.18% payable monthly, principal matures July 15, 2001	—	24,783

Note payable to unrelated private lender, interest at 11%, payable monthly, principal matured December 31, 2000	—	100,000

Capital leases, interest at varying rates of 7% to 23%, due in monthly installments through December 2005, secured by equipment	102,813	66,096

	558,504	3,068,889

Less: current portion	(507,525)	(246,745)

Total	$50,979	$2,822,144

      At December 31, 2001, aggregate annual maturities of long-term debt and capital leases were as follows:

2002	$507,525

2003	37,827

2004	12,608

2005	544

$558,504

      During 1998, Mr. Phillips W. Smith, the Company’s chairman, loaned the Company approximately $725,691. In March 1998, $150,000 was converted into 20,833 shares of common stock at an estimated fair value of $7.20 per share and $120,000 was repaid. In December 1998, the Company issued a promissory note for $455,691, the remaining amount due. The note carried interest at 9% (increased to 10% in January 2001) and its maturity was extended to July 1, 2002.

      In addition during 1998, Mr. Bruce R. Culver, a director of the Company, loaned the Company approximately $622,525. In March 1998, $150,000 was converted into 20,833 shares of common stock at an estimated market value of $7.20 per share. In December 1998, the Company issued a promissory note for $472,525, the remaining amount due. The note carried interest at 9% (increased to 10% in January 2001) and its maturity was extended to July 1, 2002.

      In January 1999, Mr. Culver loaned the Company $1,500,000. In return, the Company issued a promissory note for $500,000 at an effective interest rate of 27.12% to mature October 31, 2000 and issued 1,666,667 shares of common stock to Mr. Culver at a fair market value of $0.60 per share. The stock issued was subject to a repurchase agreement which allowed the Company to repurchase the shares issued at cost if certain criteria were met. In July 2000, the Company repurchased the 1,666,667 shares under the agreement in exchange for a promissory note for $1,000,000. This $1,000,000 note and the $500,000 note issued in January 1999 were consolidated into a new note for $1,500,000 which carried interest at bank prime (9.5% at December 31, 2000) plus 1%. The Company repaid the new note in full with the proceeds of a loan from a commercial bank in April 2001.

      In March 1999, the Company issued a promissory note to Mr. Culver for $100,000 at an interest rate of 10% which matures on July 1, 2002.

      In March 1999, the Company issued a promissory note to Mr. Smith for $99,794 at an interest rate of 10% which matured December 31, 2000 and was repaid in full.

      In July 1999, the Company issued a promissory note to Mr. Culver for $50,000 to fund working capital needs at an interest rate of 10% which matures July 1, 2002.

      In May 2000, the Company issued a promissory note to Mr. Culver for $200,000 to fund working capital needs at an interest rate of 10% which matures on July 1, 2002.

      On July 24, 2001, the Company’s Board of Directors approved the prepayment of the total remaining amount due Mr. Culver, a stockholder and director, of $822,528. The terms of the prepayment included a 7.5% discount, or $61,690 off the face of the note, which was applied to additional paid-in capital. The funds used to pay this note were obtained from the Company’s existing line of credit (Note 7).

      In July 1999, the Company issued a promissory note to Mr. Malcolm Sherman, a stockholder, for $75,000 to acquire production equipment. The note carried interest at 9.18%, matured July 1, 2001 and was repaid in full.

      In September 1997, the Company issued a promissory note to an unrelated private lender to fund working capital for $112,000 at an interest rate of 11% which matured June 30, 2002. In June 2001, the note was paid in full.

      In January 2001, the Company issued a promissory note to an unrelated private lender to fund working capital for $500,000 at an interest rate of 18% which was repaid at the close of the IPO in May 2001.

10.     Related Party Transactions

      The Company leases an aircraft from its President and is obligated under an operating lease to pay a negotiated rate of $1,560 per month for rent. This lease expires August 2013. Rent expense for this aircraft for each of the twelve months ended December 31, 2001 and 2000 was $18,673. In October 2001, the Company entered into an agreement with the President to pay approximately $29,000 for the replacement of the aircraft’s engine. The Company has capitalized the cost of the engine in leasehold improvements at December 31, 2001. This amount is being depreciated over the asset’s useful life of five years.

      The Company has a note receivable from a stockholder, the proceeds of which were used by the shareholder to exercise his options. The note bears interest at 10% and is due December 2002. The amount remaining on the note totaled $5,501 at December 31, 2001.

      Certain officers and a director of the Company have personally guaranteed the Company’s revolving line of credit and certain capital leases.

11.     Stockholders’ Equity

a.     Common Stock

      Concurrent with the re-incorporation in Delaware effective February 2001, the Company adopted a certificate of incorporation and authorized the issuance of two classes of stock to be designated “common stock” and “preferred stock”, provided that both common and preferred stock shall have a par value of

$0.00001 per share and authorized the Company to issue 50 million shares of common stock and 25 million shares of preferred stock.

      Additionally, effective February 2001, the Company declared a 1-for-6 reverse stock split of common stock. All references to the number of shares, per share amounts, conversion amounts and stock option and warrant data of the Company’s common stock have been restated to reflect this reverse stock split for all periods presented.

b.     Preferred Stock

      The Company is authorized to issue up to 25 million shares of preferred stock, $0.00001 par value. The power to issue any shares of preferred stock of any class or any series of any class and designations, voting powers, preferences, and relative participating, optional or other rights, if any, or the qualifications, limitations, or restrictions thereof, shall be determined by the Board of Directors.

c.     Warrants

      At December 31, 2001, the Company had warrants outstanding to purchase 53,496 shares of common stock at prices ranging from $0.22 to $21.00 per share with an average exercise price of $4.56 per share and a weighted average remaining life of 2.93 years. A summary of warrants outstanding and exercisable at December 31, 2001 is presented in the table below:

Outstanding

Weighted
Average
Exercise		Expiration
Price	Warrants	Date

$0.22	16,667	1/1/03

21.00	3,333	7/31/05

3.30	22,727	7/31/05

10.00	5,000	1/1/06

7.80	5,769	4/1/06

$4.56	53,496

      In 2000, the Company issued 22,727 warrants to a stockholder as consideration for his provision of a $1,500,000 loan to the Company. The warrants are exercisable at $3.30 per share and expire July 31, 2005. These warrants have been recorded at their estimated fair value of $77,862 and amortized into interest expense in the accompanying financial statements.

      In January 2001, the Company issued 5,000 warrants to an unrelated private lender as a loan guarantee. These warrants are exercisable at $10 per share and expire January 1, 2006. The fair value of these warrants of approximately $10,060 was expensed ratably over the life of the debt. In May 2001, the Company issued 5,769 warrants to its legal counsel for consulting services related to the IPO. These warrants are exercisable at $7.80 per share and expire April 2006. The fair value of these warrants of approximately $12,627 was recorded in the Company’s financial statements in 2001.

d.     Deferred Compensation

      During 2000, two non-employee Board of Director members received their director fees for services relating to 2001 to 2004 through the issuance of, in the aggregate, 13,334 options at an exercise price of $3.30 per share. These options were recorded at their estimated fair value of $79,920 as deferred compensation in the accompanying balance sheets and are being amortized into expense over a four-year period.

e.     Stock Option Plans

      The Company has historically issued stock options for various equity owners and key employees as a means of attracting and retaining quality personnel. The option holders have the right to purchase a stated amount of shares at the estimated market value on the grant date. The options issued under the Company’s 1999 Stock Option Plan (the “1999 Plan”) generally vest over a three-year period. The options issued under the Company’s 2001 Stock Option Plan (the “2001 Plan”) generally vest over a four-year period.

      A summary of the Company’s stock options at December 31, 2001 and 2000 and for the years then ended is presented in the table below:

	2001		2000

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Options outstanding, beginning of year	143,322	$1.14	124,875	$0.82

Granted	401,724	7.29	21,863	2.83

Exercised	(23,722)	1.15	—	—

Expired/terminated	—	—	(3,416)	0.22

Options outstanding, end of year	521,324	$5.88	143,322	$1.14

Exercisable at end of year	223,670	$4.81	84,979	$1.02

Options available for grant at end of year	148,276	$—	690,011	$—

Weighted average fair value of options granted in the year	—	$4.08	—	$5.21

      Stock options outstanding and exercisable at December 31, 2001 are as follows:

	Outstanding		Exercisable

Exercise		Average
Price	Options	Life(a)	Options

$0.22	3,333	3.50	3,333
0.60	63,500	7.00	61,486
0.60	5,333	2.41	4,176
0.66	29,642	2.00	28,623
7.20	3,958	8.74	3,958
3.30	13,834	8.90	3,598
7.21	120,000	4.00	27,500
6.55	170,000	9.00	38,959
6.55	3,000	9.40	—
6.55	1,000	4.00	1,000
6.55	13,224	4.42	13,224
6.85	50,000	9.50	—
8.82	500	9.67	42
8.25	1,500	9.75	63
10.58	5,000	9.75	208
10.80	17,500	9.86	17,500
11.88	20,000	4.88	20,000

$5.88	521,324	6.91	223,670

(a)	Average contractual life remaining in years.

      The Company measures the compensation cost of its stock option plan, using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for its stock option plan. The weighted average remaining contractual life of those options is approximately 7.0 years. For SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company estimated the fair value of each option grant as of the date of grant using the Black Scholes option pricing model (beginning in 2001). Prior to the Company’s IPO, the Company followed rules acceptable for private companies. The following assumptions were used for each year:

	2001	2000

Volatility	42.0%	—

Risk-free interest rate	5.0%	5.0%

Dividend rate	0.0%	0.0%

Expected life of options	10 years	10 years

      Had the Company’s compensation cost been determined using the fair value of approximately $407,000 in 2001 and $8,300 in 2000, based on the method of accounting prescribed by SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share would have been adjusted to the following pro forma amounts (amounts in thousands except per common share amounts):

	Year Ended
	December 31,

	2001	2000

Net income (loss) available to common stockholders:

As reported	$515	$(473)

Pro forma	108	$(482)

Basic net income (loss) per common share:

As reported	$0.22	$(0.19)

Pro forma	0.05	$(0.19)

Diluted net income (loss) per common share:

As reported	$0.17	$(0.19)

Pro forma	0.04	$(0.19)

      In January 2001, the Company adopted the 2001 Plan which provides for officers, key employees and consultants to receive nontransferable stock options to purchase up to 550,000 shares of the Company’s common stock. In January 2001, the Company granted 120,000 five-year and 171,000 ten-year, stockholders and one consultant at exercise prices equal or greater than the value of the common stock portion of the initial per unit public offering price in the Company’s contemplated IPO. Total compensation costs associated with the option granted to the consultant is approximately $2,898. In May 2001, the Company granted 11,449 five-year options under the 2001 Plan, to its outside legal counsel in return for legal services. The options are exercisable at $6.55 per share and expire May 2006. The options have been recorded at their estimated fair value of $33,177 and amortized into expense in the accompanying financial statements. Also in May 2001, the Company granted 1,775 five-year options to consultants for services rendered. The options are exercisable at $6.55 per share and expire May 2006. These options have been recorded at their estimated fair value of $5,144 and amortized into expense in the accompanying financial statements.

      In November 2001, the Company granted 37,500 ten-year options to employees and stockholders at an exercise price equal or greater than the value of the common stock on the date of grant. The options vest over a one-month period.

      Also in 2001, the Company granted 60,000 ten-year options to employees at an exercise price equal or greater than the value of the common stock on the date of grant. The options vest over a four-year period.

12.     Income (Loss) Per Share

      Basic net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period.

      In periods of losses, diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. As the Company had a net loss for the year ended December 31 2000, the Company’s common stock options and warrants were anti-dilutive.

      Income (loss) per share is calculated as follows for the years ended December 31:

	2001	2000

Basic:

Net income (loss)	$515,029	$(473,247)

Weighted average shares outstanding	2,303,386	2,482,976

Net income (loss) per share	$0.22	$(0.19)

Diluted:

Net income (loss)	$515,029	$(473,247)

Weighted average shares used in basic calculation	2,303,386	2,482,976

Stock options and warrants	725,944	—

Weighted average common and common equivalent shares outstanding	3,029,330	2,482,976

Net income (loss) per share	$0.17	$(0.19)

13.     Subsequent Event

      In February 2002, the Company’s Board of Directors approved the prepayment of the total remaining principal amount due under a note payable to Mr. Phillips Smith, a stockholder and director of $455,691. The balance was paid in full in February 2002.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Company’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
3.2	Company’s Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
4.1	Reference is made to pages 1 – 4 of Exhibit 3.1 and pages 1 – 5 and 12 – 14 of Exhibit 3.2
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
4.3	Form of Public Warrant (incorporated by reference to Exhibit 4.3 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
4.4	Form of Unit Certificate (incorporated by reference to Exhibit 4.4 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
4.5	Form of Warrant and Unit Agreement (incorporated by reference to Exhibit 4.5 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
4.6	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.6 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
10.1	Employment Agreement with Patrick W. Smith, dated July 1, 1998 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)(1)
10.2	Employment Agreement with Thomas P. Smith, dated November 15, 2000 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)(1)
10.3	Employment Agreement with Kathleen C. Hanrahan, dated November 15, 2000 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)(1)
10.4	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
10.5	Form of Indemnification Agreement between the Company and its officers (incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
10.6	1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)(1)
10.7	2001 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)(1)
10.8	Form of Warrant issued to Bruce Culver and Phil Smith (incorporated by reference to Exhibit 10.8 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
10.9	Licensing Agreement with respect to intellectual property dated October 14, 1993, as amended, by and between the Company and John H. Cover Jr., and related documents (incorporated by reference to Exhibit 10.9 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
10.10	Promissory Note, dated October 24, 2000, payable to Bank of America in the amount of $60,000 and related guarantee and security documents (incorporated by reference to Exhibit 10.12 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)

Exhibit No.	Description

10.11	Form of Promissory Note issued to stockholders (incorporated by reference to Exhibit 10.13 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
10.12	Lease between the Company and Norton P. Remes and Joan A. Remes Revocable Trust, dated November 17, 2000 (incorporated by reference to Exhibit 10.14 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
10.13	Equipment Lease between the Company and Thomas P. Smith, dated August 21, 1998.
10.14	Letter of Agreement with respect to services, dated May 26, 2000, by and between the Company and Malcolm W. Sherman (incorporated by reference to Exhibit 10.16 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
10.15	Form of Sales Representative Agreement with respect to services by and between the Company and Sales Representatives
10.16	Loan and Security Agreement, dated April 26, 2001, between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.19 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
10.17	Lease Agreement, dated April 17, 2001, between the Company and GE Capital Corporation in the amount of $37,945.
23.1	Consent of Arthur Andersen LLP, independent public accounts
99.1	Certain Factors to Consider in Connection with Forward-Looking Statements

(1)	Management Contract or Compensatory Plan or Arrangement