Form 10KSB/A
period 2001-12-31
TASER INTERNATIONAL INC
filed 2002-04-22
CIK 1069183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

      The aggregate market value of the Common Stock held by non-affiliates of the issuer, based on the average of the high and low sales prices of the issuer’s Common Stock on March 14, 2002 as reported by Nasdaq, was $25,251,341. 1,240,572 shares of Common Stock held by each current executive officer, director, and non-executive manager of the issuer have been excluded from this computation in that such persons may be deemed to be affiliates of the issuer.

      The number of shares of Common Stock outstanding as of March 14, 2002 was 2,793,545.

Transitional Small Business Disclosure Format:     Yes ☐          No ☑

DOCUMENTS INCORPORATED BY REFERENCE

      Parts of registrant’s proxy statement dated March 25, 2002 prepared in connection with the annual meeting of stockholders to be held May 1, 2002 are incorporated by reference into Part III of this report.

AMENDMENT

      The following amendment is filed solely to amend Note 11.c. to the financial statements included in the Annual Report on Form 10-KSB of TASER International, Inc. (the “Company”) filed with the Commission on March 18, 2002, to provide additional disclosure regarding the Company’s outstanding public warrants. The entire text of Item 7 is included for reference purposes.

ITEM 7.

      The information required by this Item is incorporated by reference to the Financial Statements beginning on page F-1 herein.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.
(Registrant)

Date: April 18, 2002

/s/ PATRICK W. SMITH
_________________________________________ Patrick W. Smith,
Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 18, 2002	/s/ PATRICK W. SMITH ------------------------------------------------ Patrick W. Smith, Chief Executive Officer and Director

Date: April 18, 2002	/s/ THOMAS P. SMITH ------------------------------------------------ Thomas P. Smith, President and Director

Date: April 18, 2002	/s/ KATHLEEN C. HANRAHAN ------------------------------------------------ Kathleen C. Hanrahan, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 18, 2002	/s/ PHILLIPS W. SMITH ------------------------------------------------ Phillips W. Smith, Director and Chairman of the Board

Date: April 18, 2002	/s/ KARL F. WALTER ------------------------------------------------ Karl F. Walter, Director

Date: April 18, 2002	/s/ BRUCE R. CULVER ------------------------------------------------ Bruce R. Culver, Director

Date: April 18, 2002	/s/ MATTHEW R. MCBRADY ------------------------------------------------ Matthew R. McBrady, Director

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

3.     Property and Equipment

      Property and equipment consist of the following at December 31, 2001 and 2000:

	Estimated
	Useful Lives	2001	2000

Leasehold improvements	lesser of life	$63,393	$5,000
	of asset or lease term

Production equipment	5 years	592,472	380,326

Telephone and office equipment	5 years	32,786	31,535

Computer equipment	3 – 5 years	467,057	383,492

Furniture and fixtures	5 – 7 years	148,894	57,542

		1,304,602	857,895

Less: accumulated depreciation		(744,179)	(583,622)

		$560,423	$274,273

4.     Other Assets

      Other assets consist of the following at December 31,

	2001	2000

TASER Trademark	$25,000	$—

TASER.com domain name	60,000	—

	85,000	—

Less: Accumulated amortization	(12,584)	—

	$72,416	$—

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

c.     Warrants

      At December 31, 2001, the Company had warrants outstanding to purchase 1,253,493 shares of common stock at prices ranging from $0.22 to $21.00 per share with an average exercise price of $9.32 per share and a weighted average remaining life of 4.60 years. A summary of warrants outstanding and exercisable at December 31, 2001 is presented in the table below:

Outstanding

Weighted
Average
Exercise		Expiration
Price	Warrants	Date

$0.22	16,667	1/1/03

21.00	3,333	7/31/05

3.30	22,727	7/31/05

7.80	5,769	4/1/06

10.00	5,000	1/1/06

9.53	1,199,997	5/8/06

$9.32	1,253,493

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

      In May 2001, in connection with the Company’s initial public offering, the Company issued 1,200,000 warrants to the public. These warrants are exercisable at $9.53 per share and expire May 8, 2006. The Company has the right to redeem the public warrants issued in the offering at a redemption price of $0.25 per public warrant after providing 30 days prior written notice to the public warrant holders, if at the time of notice, the basic net income per share of the Company’s common stock for a 12-month period preceding the date of the notice is equal to or greater than $1.00.

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

      In January 2001, the Company adopted the 2001 Plan which provides for officers, key employees and consultants to receive nontransferable stock options to purchase up to 550,000 shares of the Company’s common stock. In January 2001, the Company granted 120,000 five-year and 171,000 ten-year options to stockholders and one consultant at exercise prices equal or greater than the value of the common stock portion of the initial per unit public offering price in the Company’s contemplated IPO. Total compensation costs associated with the option granted to the consultant is approximately $2,898. In May 2001, the Company granted 11,449 five-year options under the 2001 Plan, to its outside legal counsel in return for legal services. The options are exercisable at $6.55 per share and expire May 2006. The options have been recorded at their estimated fair value of $33,177 and amortized into expense in the accompanying financial statements. Also in May 2001, the Company granted 1,775 five-year options to consultants for services rendered. The options are exercisable at $6.55 per share and expire May 2006. These options have been recorded at their estimated fair value of $5,144 and amortized into expense in the accompanying financial statements.

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