Form 10QSB
period 2002-03-31
TASER INTERNATIONAL INC
filed 2002-05-10
CIK 1069183

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

or

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

(480) 991-0797

(Issuer’s telephone number)

There were 2,793,545 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of March 31, 2002.

Transitional Small Business Disclosure Format (Check One): Yes         No

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2002

Page

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Balance sheets as of March 31, 2002 (unaudited) and December 31, 2001	1

Unaudited statements of operations for the three months ended March 31, 2002 and 2001	2

Unaudited statements of cash flows for the three months ended March 31, 2002 and 2001	3

Notes to financial statements	4

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings	8

ITEM 2. Changes in Securities and Use of Proceeds	8

ITEM 6. Exhibits and Reports on Form 8-K	9

SIGNATURES	10

PART I —FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

         The accompanying unaudited financial statements of TASER International, Inc. (the “Company”) include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of operating results, financial position and cash flows as of March 31, 2002 and March 31, 2001.

TASER INTERNATIONAL, INC.
BALANCE SHEETS
March 31, 2002 and December 31, 2001

	March 31, 2002	December 31, 2001

	(Unaudited)
Assets

Current Assets:

Cash and cash equivalents	$4,671,232	$5,636,100

Accounts receivable, net of allowance	1,212,311	765,328

Inventory	1,057,169	801,926

Prepaid expenses	67,828	103,829

Income tax receivable	53,817	53,817

Deferred income tax asset	60,840	60,840

Total Current Assets	7,123,197	7,421,840

Property and Equipment, net	489,020	560,423

Other assets	68,166	72,416

Total Assets	$7,680,383	$8,054,679

Liabilities and Stockholders’ Equity

Current Liabilities:

Current portion of notes payable to related parties	$—	$455,691

Current portion of capital lease obligations	46,990	51,834

Bank revolving line of credit	760,838	760,838

Accounts payable and accrued liabilities	1,070,909	1,154,280

Customer deposits	37,831	32,123

Accrued interest	612	890

Total Current Liabilities	1,917,180	2,455,656

Capital Lease Obligations, net of current portion	45,535	50,979

Deferred Income Tax Liability	19,311	19,311

Total Liabilities	1,982,026	2,525,946

Commitments and Contingencies

Stockholders’ Equity:

Preferred Stock, 0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at March 31, 2002 and December 31, 2001	—	—

Common Stock, 0.00001 par value per share; 50 million shares authorized; 2,793,545 and 2,734,473 shares issued and outstanding at March 31, 2002 and December 31, 2001	28	27

Additional paid-in capital	5,108,537	5,073,617

Deferred compensation	(54,944)	(59,940)

Retained Earnings	644,736	515,029

Total Stockholders’ Equity	5,698,357	5,528,733

Total Liabilities and Stockholders’ Equity	$7,680,383	$8,054,679

The accompanying notes are an integral part of these balance sheets.

TASER INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
For the three months ended March 31, 2002 and 2000
(UNAUDITED)

	Three Months Ended

	March 31, 2002	March 31, 2001

Net Sales	$2,366,875	$1,206,331

Cost of Products Sold:

Direct manufacturing expense	799,185	508,897

Indirect manufacturing expense	248,384	88,009

Gross Margin	1,319,306	609,425

Sales, general and administrative expenses	1,065,958	448,438

Research and development expenses	33,075	—

Income from Operations	220,273	160,987

Interest Income	18,752	3,153

Other Income (Expense), net	(72)	525

Interest Expense	19,093	101,762

Net Income before Taxes	219,860	62,903

Provision for Income Tax	90,154	25,266

Net Income	$129,706	$37,637

Net Income per common and common equivalent shares
Basic	$0.05	$0.03

Diluted	$0.03	$0.02

Weighted average number of common and common equivalent shares outstanding:

Basic	2,793,545	1,510,754

Diluted	3,815,064	1,656,967

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL INC.
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2002 and 2001
(UNAUDITED)

	Three Months Ended

	March 31, 2002	March 31, 2001

Cash Flows from Operating Activities:

Net Income	$129,706	$37,637

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	58,286	37,504

Amortization of deferred compensation	4,996	4,996

Compensatory stock options and warrants	—	25,585

Deferred compensation	—	(5,030)

Change in assets and liabilities:

Accounts Receivable	(446,983)	(88,217)

Inventory	(255,243)	(162,669)

Prepaids and other	36,001	(7,477)

Accounts payable and accrued liabilities	(83,371)	395,170

Customer Deposits	5,708	(31,937)

Accrued Interest	(278)	41,148

Net Cash provided by (used in) operating activities	(551,178)	246,710

Cash Flows from Investing Activities:

Purchases of property and equipment, net	(13,922)	(50,603)

Proceeds from sale of fixed assets	31,290	—

Purchase of other assets	—	(25,000)

Net Cash provided by (used in) investing activities	17,368	(75,603)

Cash Flows from Financing Activities:

Payments under capital leases	(10,288)	(8,592)

Payments on notes payable	(455,691)	(24,309)

Additions to deferred financing costs	—	(370,356)

Proceeds from notes payable	—	500,000

Proceeds from warrants exercised	6,222	—

Proceeds from options exercised	28,699	—

Net cash provided by (used in) financing activities	$(431,058)	$96,743

Net Increase (Decrease) in Cash and Cash Equivalents	$(964,868)	$267,850

Cash and Cash Equivalents, beginning of period	$5,636,100	$206,407

Cash and Cash Equivalents, end of period	$4,671,232	$474,257

Supplemental Disclosure:

Cash paid for interest	$18,481	$60,686

Cash paid for income taxes	$—	$—

Noncash Investing and Financing Activities:

Acquisition of property and equipment under capital leases	$—	$44,000

Fair value of stock options issued for payment of consulting fees	$—	$2,898

Fair value of stock warrants issued for loan guarantees	$—	$10,060

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

The results of operations for the three month periods are not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB as filed on March 18, 2002, as amended. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 —NET SALES

The components of net sales for the three months ended March 31, 2002 and 2001 are as follows:

Sales by Product Line:	March 31, 2002	March 31, 2001

ADVANCED TASER	$1,851,869	$871,376

AIR TASER	448,515	298,253

Other	66,491	36,702

Total	$2,366,875	$1,206,331

NOTE 3 —INVENTORIES

The inventories are stated at the lower of cost or market; cost is determined using the most recent acquisition cost method that approximates the first-in, first-out (FIFO) method. A physical count was completed for both years prior to the quarter-end closing. The components of inventories are as follows:

	March 31, 2002	March 31, 2001

Raw materials and work-in-process	$980,975	$349,138

Finished goods	76,194	34,700

Total	$1,057,169	$383,838

NOTE 4 —EARNINGS PER SHARE

The Company follows SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income:

	Three Months Ended

	March 31, 2002	March 31, 2001

Numerator for basic and diluted earnings per share:

Net Income	$129,706	$37,637

Denominator for basic earnings per share weighted average shares:	2,793,545	1,510,754

Dilutive effect of shares issuable under stock options and warrants outstanding	1,021,519	146,213

Denominator for diluted earnings per share adjusted weighted average shares	3,815,064	1,656,967

Basic earnings per share	$0.05	$0.03

Diluted earnings per share	$0.03	$0.02

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets on January 1, 2002. Management has determined that adoption of this standard did not have a material impact on the Company’s financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the results of operations and analysis of financial condition for the three months ended March 31, 2002 and March 31, 2001. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, filed on March 18, 2002, as amended.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to: (1) expected revenue and earnings growth; (2) the Company’s estimates regarding the size of its target markets; (3) the ability of the Company to successfully penetrate the law enforcement market; (4) the growth expectations for existing accounts; (5) the ability of the Company to expand its product sales to the commercial airline, private security, military and consumer self-defense markets; and (6) the Company’s business model. The Company cautions that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: (1) market acceptance of the Company’s products; (2) the Company’s ability to establish and expand its direct and indirect distribution channels; (3) the Company’s ability to attract and retain the endorsement of key opinion-leaders in the law enforcement community; (4) the level of product technology and price competition for the Company’s ADVANCED TASER products; (5) the degree and rate of growth of the markets in which the Company competes and the accompanying demand for its products; and (6) other factors detailed in the Company’s filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

Net sales. Net sales increased by $1.2 million, or 96.2%, to $2.4 million for the three months ended March 31, 2002 compared to $1.2 million for the three months ended March 31, 2001. The increase in sales was largely due to the increased sales of the ADVANCED TASER to U.S. law enforcement distributors and law enforcement agencies. Specifically, the ADVANCED TASER sales increased by $980,000 to $1.9 million in the three months ended March 31, 2002 as compared to $871,000 for the three months ended March 31, 2001. AIR TASER sales also increased by $150,000 to $449,000 in the three months ended March 31, 2002, compared to $298,000 for the three months ended March 31, 2001. The increase in AIR TASER sales resulted from the shipping of product ordered in the fourth quarter of 2001. The Company’s policy is to record product revenues at the time the product is shipped. The Company records training revenue as the service is provided.

For the three months ended March 31, 2002 and 2001, sales by product line were as follows:

	For the Three Months Ended

Sales by Product Line:	March 31, 2002	March 31, 2001

ADVANCED TASER	$1,851,869	$871,376

AIR TASER	448,515	298,253

Other	66,491	36,702

Total	$2,366,875	$1,206,331

Cost of products sold. Cost of products sold increased by approximately $450,000, or 75.5%, to nearly $1.1 million in the three months ended March 31, 2002 compared to $597,000 in the three months ended March 31, 2001. As a percentage of total revenues, cost of products sold decreased to 44.3% for the three months ended March 31, 2002 from 49.5% for the three months ended March 31, 2001. This decrease was due to the reduced labor and material costs associated with relocating manufacturing and final assembly operations back to the United States. Prior to the Company moving its manufacturing operations in early March of 2001, costs of products sold included an additional markup to compensate the third party supplier for administrative and manufacturing overhead expenses associated with the production of TASER products in Mexico.

Gross Margins. Gross margins increased by $710,000 or 116.5%, to $1.3 million in the three months ended March 31, 2002 compared to $609,000 in the three months ended March 31, 2001. This increase was due to the increased sales volume of higher margin ADVANCED TASER products, a reduction in manufacturing expenses as a result of relocating manufacturing operations.

Sales, general and administrative expenses. Sales, general and administrative expenses increased by $618,000, or 137.7%, to $1.1 million in the three months ended March 31, 2002 compared to $448,000 in the three months ended March 31, 2001. As a percentage of total revenues, sales, general and administrative expenses increased by 7.8% to 45.0% in the first quarter of 2002 compared to 37.2% for the same period in 2001. The increase in sales, general and administrative expenses in 2002 versus 2001 was a result of increased legal expenses, investments in corporate infrastructure, trade show participation and the development of sales and marketing programs to launch the ADVANCED TASER into consumer distribution.

Specifically, legal costs increased $112,000 to $122,000 for the three months ended March 31, 2002 compared to $10,000 in the same quarter of 2001. The increase is attributed to fees incurred to defend the Company in a case alleging patent infringement, and another case in which a former distributor alleges breach of an oral contract pertaining exclusive rights to sell the Company’s products. Management believes both of these cases are without merit.

The Company also incurred additional expenses in the areas of investor relations, corporate reporting, and salaries during the first quarter of 2002. Specifically, these costs increased $148,000 during the three months ended March 31, 2002.

Sales and marketing expenditures also increased during the three months ended March 31, 2002 by $354,000, or 242.5%, to $500,000, compared to $146,000 during the same period in 2001. These increases were a result of added sales and support positions, commissions paid to the new manufacturers’ sales representatives, and costs associated with participating in the three of the largest consumer trade shows held in the U.S. and Germany during the first quarter of 2002.

Interest Income. For the three months ended March 31, 2002, the Company generated interest income of $18,800. This income was associated with the investment of the unapplied proceeds from the Company’s May 2001 initial public offering into a liquid reserves account that paid an annual interest rate of approximately 1.8% as of March 31, 2002. For the three months ended March 31, 2001, interest income was not significant.

Interest Expense. Interest expense decreased by $82,700 to $19,100 in the three months ended March 31, 2002 from $101,800 in the three months ended March 31, 2001. This decrease was the result of retiring debt through the use of proceeds from the Company’s initial public offering, as well as the refinancing, with a more favorable interest rate, of a note payable to a director and stockholder in July 2001 through the use of the Company’s revolving line of credit. In addition, the Company retired its remaining note payable to a director and stockholder in January 2002, which further reduced the first quarter interest expense by approximately $10,000.

Income Taxes. The Company recognizes a quarterly provision for corporate income taxes equal to 40% of pre-tax earnings. As of March 31, 2002, the Company accrued $90,200 for income taxes, compared with $25,300 accrued for the three months ended March 31, 2001.

Net Income. Net income increased $92,000 to $130,000 in the three months ended March 31, 2002 compared to net income of $38,000 in the three months ended September 30, 2000. The increase in net income over the prior three-month period was the result of increased sales and product margins, offset by a significant increase in selling, general and administrative expenses as a percentage of total sales.

The weighted average basic earnings per share for the three months ended March 31, 2002 was $0.05 compared to earnings per share of $0.03 in the comparable prior period. In 2002 there were 1,282,791 more shares outstanding. The weighted average diluted income per share for the three months ended March 31, 2002 was $0.03 compared to income per share of $0.02 for the corresponding period in 2001. In 2002 there were 2,158,097 more shares diluted outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: On May 11, 2001, the Company completed its initial public offering (IPO) and received net proceeds, after the underwriting discount and financing costs, of approximately $8.4 million. As a result of the cash reserves generated by the IPO, coupled with net income of $515,000 for the twelve months ended December 31, 2001 and, $130,000 of net income for the quarter ended March 31, 2002, the Company achieved positive working capital of $5.2 million as of March 31, 2002. The Company had working capital of $5.0 million as of December 31, 2001.

In the three months ended March 31, 2002, the Company used $551,000 of cash in operations compared to $247,000 of cash provided by operations for the three months ended March 31, 2001. The increase in cash used in operations was due primarily to increase investment in raw materials inventory to meet anticipated sales, and to an increase in accounts receivable created by large orders shipped in March of 2002.

The Company generated $17,400 of cash from investing activities during the three months ended March 31, 2002, compared to $76,000 used in the same period in 2001. The funds generated were the result of the termination of an operating lease with a stockholder and director that required the stockholder and director to repay approximately $31,000 for a leasehold improvement that was installed and funded by the Company in the fourth quarter of 2001. These funds were offset by purchase of equipment of approximately $14,000 during the first quarter of 2002.

The Company also used $431,000 in financing activities during the three months ended March 31, 2002, as compared with $97,000 generated through financing activities for the three months ended March 31, 2001. The cash used in the first quarter of 2002 was to prepay a note payable to a shareholder and director, which was scheduled to mature on July 1, 2002, and carried an annual interest rate of 10%. This early payment will result in a decrease in interest expense of approximately $26,000 over the remaining seven months of the loan.

Capital Resources. For the quarter ended March 31, 2002, the Company generated $130,000 of cash from net income. In addition, the Company had cash and cash equivalents of $4.7 million at March 31, 2002 as a result of the remaining proceeds from its initial public offering coupled with net income generated in the twelve months ended December 31, 2001, as well as in the first quarter of 2002.

As of March 31, 2002, the Company had a revolving line of credit from a domestic bank with a total availability of $1.5 million. The line is secured by substantially all of the Company’s assets, other than intellectual property, and bears interest at prime plus 1.0%, or approximately 4.9% at March 31, 2002. The line of credit matured on April 30, 2002 and required monthly payments of interest only. The outstanding balance under the line of credit at March 31, 2002 was $761,000. Subsequently, on April 14, 2002, the line of credit was repaid in full from the Company’s cash reserves.

The Company has negotiated a new revolving line of credit from a domestic bank with a total availability of $2.5 million. The line will be secured by substantially all of the Company’s assets, other than intellectual property. The Company has received a commitment letter from the bank, with terms more favorable than the previous line of credit, and intends to enter into a formal loan agreement before the end of May 2002.

The Company anticipates that cash generated from operations, available borrowings under its line of credit and the proceeds from its initial public offering will be sufficient to provide for its working capital needs and to fund future growth.

PART II—OTHER INFORMATION

ITEM 2.    LEGAL PROCEEDINGS

In early April 2001, James F. McNulty Jr. sued the Company in the United States District Court, Central District of California (CV. SACV 01-395-DOC-ANX). The lawsuit alleges that certain technology used in the firing mechanism for the Company’s weapons infringes upon a patent for which Mr. McNulty holds a license, and seeks injunctive relief and unspecified monetary damages. During March 2002, United States District Court conducted a three day Markman claim interpretation hearing to enable the appointed judge to interpret the patent claim as a matter of law. Within ten days of the hearing, both McNulty and the Company filed motions for summary judgment. Mr. McNulty requested a summary judgment finding that the Company’s products infringe, while the Company requested a summary judgment ruling of non-infringement which would result in the dismissal of McNulty’s complaint. The ruling on those pending summary judgment motions is expected in the near term.

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

During the three months ended March 31, 2002, the Company utilized $460,000 of the funds raised through the offering for early payment of a note payable to a related party. In addition, the Company used an additional $761,000 in April of 2002 to pay down its revolving line of credit. The balance of the initial public offering proceeds, or $3.6 million, remains in short term liquid reserves accounts.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K

No Current Reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC. (Registrant)

Date: May 10, 2002	/s/ Patrick W. Smith

Patrick W. Smith, Chief Executive Officer

Date: May 10, 2002	/s/ Kathleen C. Hanrahan

Kathleen C. Hanrahan, Chief Financial Officer (Principal Financial and Accounting Officer)