Form 10QSB
period 2002-06-30
TASER INTERNATIONAL INC
filed 2002-08-12
CIK 1069183

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

or

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

(480) 991-0797
(Issuer’s telephone number)

There were 2,805,277 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of June 30, 2002.

Transitional Small Business Disclosure Format (Check One): Yes     No

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TASER INTERNATIONAL, INC.

BALANCE SHEETS
June 30, 2002 and December 31, 2001

	June 30, 2002	December 31, 2001

Assets

Current assets:

Cash and cash equivalents	$3,557,147	$5,636,100

Accounts receivable, net of allowance	1,608,801	765,328

Inventory	1,349,828	801,926

Prepaids and other	80,691	103,829

Income tax receivable	133,649	53,817

Deferred income tax asset	70,840	60,840

Total current assets	6,800,956	7,421,840

Property and equipment, net	481,698	560,423

Other assets	63,917	72,416

Total assets	$7,346,571	$8,054,679

Liabilities and Stockholders’ Equity

Current liabilities:

Current portion of notes payable to related parties	$—	$455,691

Revolving line of credit	—	760,838

Current portion of capital lease obligations	44,694	51,834

Accounts payable and accrued liabilities	1,206,711	1,154,280

Customer deposits	26,677	32,123

Accrued interest	181	890

Total current liabilities	1,278,263	2,455,656

Deferred income tax liability	19,311	19,311

Capital lease obligations, net of current portion	36,405	50,979

Total liabilities	1,333,979	2,525,946

Commitments and contingencies

Stockholders’ equity:

Preferred stock, 0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at June 30, 2002 and December 31, 2001	—	—

Common stock, 0.00001 par value per share; 50 million shares authorized; 2,805,277 and 2,734,473 shares issued and outstanding at June 30, 2002 and December 31, 2001	28	27

Additional paid-in capital	5,287,233	5,073,617

Deferred compensation	—	(59,940)

Retained earnings	725,331	515,029

Total stockholders’ equity	6,012,592	5,528,733

Total liabilities and stockholders’ equity	$7,346,571	$8,054,679

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF INCOME
For the three months and six months ended June 30, 2002 and 2001
(UNAUDITED)

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net sales	$2,689,582	$1,537,574	$5,056,457	$2,743,905

Cost of products sold:

Direct manufacturing expense	877,078	530,235	1,676,262	1,039,133

Indirect manufacturing expense	305,981	127,934	546,045	215,793

Gross margin	1,506,523	879,405	2,834,150	1,488,979

Sales, general and administrative expenses	1,390,589	596,476	2,456,546	1,044,841

Research and development expenses	32,541	13,304	73,937	13,454

Research and development funding	(46,258)	—	(46,258)	—

Income from operations	129,651	269,625	349,925	430,684

Interest income	13,901	15,761	32,653	18,940

Interest expense	5,431	89,975	24,524	191,737

Other income (expense)	(462)	14	(534)	442

Income before taxes	137,659	195,425	357,520	258,329

Provision for income tax	57,063	78,170	147,218	103,436

Net income	$80,596	$117,255	$210,302	$154,893

Net income per share:

Basic	$0.03	$0.05	$0.08	$0.08

Diluted	$0.02	$0.05	$0.05	$0.08

Weighted average share:

Basic	2,799,688	2,211,878	2,786,205	1,868,765

Diluted	3,862,080	2,357,327	3,848,598	2,014,215

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL INC.
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2001 and 2000
(UNAUDITED)

	Six Months Ended

	June 30, 2002	June 30, 2001

Cash flows from operating activities:

Net income	$210,302	$154,893

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	116,595	75,442

Amortization of deferred compensation	—	9,990

Compensatory stock options and warrants	901	—

Stock option tax benefits	231,705	(16,589)

Deferred income taxes	(10,000)	—

Change in assets and liabilities:

Accounts receivable, net	(843,472)	(266,135)

Inventory	(547,902)	(571,739)

Prepaids and other	23,138	(34,145)

Income tax receivable	(79,832)	—

Accounts payable and accrued liabilities	52,429	162,024

Customer deposits	(5,447)	(427,342)

Accrued interest	(709)	(268,134)

Net cash used in operating activities	(852,292)	(1,181,735)

Cash flows from investing activities:

Proceeds from sale of property and equipment	32,848	—

Purchases of property and equipment, net	(62,218)	(215,800)

Purchase of other assets	—	(85,000)

Net cash used in investing activities	(29,370)	(300,800)

Cash flows from financing activities:

Payments under capital leases	(21,713)	(20,769)

Payments on notes payable	(455,691)	(2,220,874)

Payments on revolving line of credit	(760,838)	—

Payments under product financing payable	—	(189,980)

Proceeds from notes payable	—	500,000

Proceeds from initial public offering	—	8,440,522

Proceeds from warrants exercised	6,222	—

Proceeds from options exercised	34,729	—

Net cash provided (used in) by financing activities	$(1,197,291)	$6,508,899

Net increase (decrease) in cash and cash equivalents	$(2,078,953)	$5,026,364

Cash and cash equivalents, beginning of period	$5,636,100	$206,407

Cash and cash equivalents, end of period	$3,557,147	$5,232,771

Supplemental disclosure:

Cash paid for interest	$25,792	$150,481

Noncash investing and financing activities:

Fair value of stock warrants issued for IPO costs	$—	$14,569

Acquisition of property and equipment under capital leases	$—	$81,945

Fair value of stock options issued for payment of legal fees	$—	$33,177

Fair value of stock options issued for payment of consulting fees	$3,809	$8,042

Fair value of stock warrants issued for loan guarantees	$—	$10,060

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 —GENERAL

The accompanying quarterly financial statements of TASER International, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements and include all adjustments (consisting only of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. They have been prepared in accordance with the instructions to Form 10-QSB, and, accordingly, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the three-month and six month periods are not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, dated March 14, 2002.

NOTE 2 —NET SALES

The components of net sales are as follows:

	For the Three Months Ended		For the Six Months Ended

Sales by Product Line:	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

ADVANCED TASER	$2,346,093	$1,151,166	$4,197,962	$2,022,542

AIR TASER	293,645	367,698	742,160	665,951

Other	49,844	18,710	116,335	55,412

Total	$2,689,582	$1,537,574	$5,056,457	$2,743,905

NOTE 3 —INVENTORIES

The inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out (FIFO) method.

	June 30, 2002	December 31, 2001

Raw materials and work-in-process	$1,129,968	$678,406

Finished goods	219,860	123,520

Total	$1,349,828	$801,926

NOTE 4 —EARNINGS PER SHARE

The following table reconciles average common shares outstanding – basic, to average common shares outstanding – diluted, that are used in the calculation of earnings per share.

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Numerator for basic and diluted earnings per share:

Net Income	$80,596	$117,255	$210,302	$154,893

Average common shares outstanding — basic	2,799,688	2,211,878	2,786,205	1,868,765

Dilutive effect of shares issuable under stock options and warrants outstanding	1,062,392	145,449	1,062,393	145,450

Average common shares outstanding — diluted	3,862,080	2,357,327	3,848,598	2,014,215

Basic earnings per share	$0.03	$0.05	$0.08	$0.08

Diluted earnings per share	$0.02	$0.05	$0.05	$0.08

NOTE 5 —LINE OF CREDIT

The Company has obtained a new revolving line of credit from a domestic bank with a total availability of $2.5 million. The line is secured by substantially all of the Company’s assets, other than intellectual property, and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime plus 1%. The line of credit matures on May 31, 2003 and requires monthly payments of interest only. The Company had no borrowings under the line of credit at June 30, 2002.

NOTE 6 —PATENT PURCHASE

On July 2, 2002, the Company purchased U.S. Patent Number 5,078,117 from its original owner, John Cover, for $50,000. The patent expires in 2009, and covers the technology used to manufacture the gas capsule, or propellant module, used in the Company’s air cartridges. Previously, the Company was licensed to use this technology. The Company intends to amortize this investment over the remaining useful life of the patent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

The following is a discussion and an analysis of operations for both the three months and the six months ended June 30, 2002 and an analysis of financial condition as of June 30, 2002. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report filed on Form 10-KSB, dated March 14, 2002.

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

Critical Accounting Policies

The Company has identified the following policies as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

•	Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We recognize revenues when products are shipped and title passes and all sales are final. We charge certain of our customers shipping fees, which are recorded as a component of net sales. The Company records training revenue as the service is provided.

•	Warranty costs. We warrant our products from manufacturing defects for their lives and we replace any AIR TASER units with a new one for a $25 fee and defective ADVANCED TASER units for a $75 fee. The Company tracks historical data related to returns on a quarterly basis and as of June 30, 2002 and December 31, 2001 had accrued warranty costs of $65,000 and $43,000 respectively.

•	Concentration of Credit Risk and Major Customers. Financial instruments that potentially subject us to concentrations of credit risk include accounts receivable and accounts payable. Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off at the end of each quarter, and accounts receivable are presented, net of an additional allowance for doubtful accounts. Our allowance for bad debts as of June 30, 2002 and December 31, 2001 was $28,000 and $29,000 respectively.

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Net sales. Net sales increased by $1.2 million, or 74.9%, to $2.7 million for the three months ended June 30, 2002 compared to $1.5 million for the three months ended June 30, 2001. Net sales increased $2.3 million, or 84.3%, to $5.1 million for the six months ended June 30, 2002 compared to $2.7 million in the corresponding period in 2001. These increases were primarily due to increased unit sales of the ADVANCED TASER to law enforcement distributors, law enforcement agencies and initial sales to U.S. commercial distributors.

For the three months and six months ended June 30, 2002 and 2001, sales by product line were as follows:

	For the Three Months Ended		For the Six Months Ended

Sales by Product Line:	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

ADVANCED TASER	$2,346,093	$1,151,166	$4,197,962	$2,022,542

AIR TASER	293,645	367,698	742,160	665,951

Other	49,844	18,710	116,335	55,412

Total	$2,689,582	$1,537,574	$5,056,457	$2,743,905

Cost of products sold. Cost of products sold increased by approximately $525,000, or 79.8%, to $1.2 million in the three months ended June 30, 2002 compared to $658,000 in the three months ended June 30, 2001. This increase was primarily due to the manufacturing costs associated with the increased unit sales of the ADVANCED TASER product line, coupled with increased indirect expenses in the areas of warranty charges, scrapped raw materials, and indirect labor. Specifically, the Company incurred a total charge of approximately $100,000 associated with in-line production scrap, warranty returns, and replacement products resulting from a combination of training issues and a defective electronic component provided by an external vendor during the three months ended June, 30, 2002. As a percentage of total revenues, cost of products sold increased by 1.2% to 44.0% for the three months ended June 30, 2002 as compared with 42.8% for the three months ended June 30, 2001. This increase was the result of the labor inefficiencies and scrap incurred during the quarter. Cost of products sold for the six month period increased $967,000, or 77.1%, to $2.2 million in 2002 compared to $1.3 in 2001. This increase was also due to the increased sales of the ADVANCED TASER products. As a percentage of total revenues, cost of products sold decreased 1.8% to 43.9% in the more recent six month period from the 45.7% recorded at the same time last year. This improvement is primarily attributed to bringing manufacturing and assembly operations back in house in early 2001, providing a full six months of reduced processing costs for fiscal 2002.

Sales, general and administrative expenses. Sales, general and administrative expenses increased by $794,000, or 133.1%, to $1.4 million in the three months ended June 30, 2002 compared to $596,000 in the three months ended June 30, 2001. As a percentage of total revenues, sales, general and administrative expenses increased to 51.7% for the three months ended June 30, 2002 from 38.8% for the three months ended June 30, 2001. For the six month period ended June 30, 2002, expenses increased $1.4 million, or 135.1%, to $2.5 million compared to expenses of $1.0 million for the corresponding period in 2001. As a percentage of total revenues, sales, general and administrative expenses increased to 48.6% from the six months ended June 30, 2002 from 38.1% for the six months ended June 30, 2001.

The increase in sales, general and administrative expenses in 2002 versus 2001 was a result of larger than anticipated expenditures in the areas of legal, employee severance, bad debt and investor relations. In late May of 2002, the Company entered into a severance agreement with an executive employee. As a result, the Company expensed more than $75,000 of additional salary and benefit costs during the quarter. The Company was also notified in June that a commercial distributor owing in excess of $30,000 for product shipped in April had filed for bankruptcy protection. Although the Chapter 11 proceedings may provide for partial payment in the future, a bad debt write off for this account was expensed in June. The Company also incurred more than $50,000 in legal fees associated with SEC filings during the second quarter of 2002.

Sales expenses were also higher than anticipated in the quarter ended June 30, 2002. Specifically, year to date sales salary expense increased by $136,000 due to new positions added to support the growing customer base. Outside sales representative commissions also increased during the three and six months ended June 30, 2002. During the second quarter of 2002, sales commissions totaled $279,000 compared with $21,000 paid for the same period in 2001. Year to date sales commissions total $343,000 compared with $51,000 for the six months ended June 30, 2001. Trade show and marketing collateral expenses also increased by nearly $124,000 over the same period in 2001. The other large increase in selling expenses was for advertising and printed materials. As of June 30, 2002, the Company spent $71,000 in developing materials for and marketing the ADVANCED TASER product line. For the same period in 2001, the total investment in this area was $15,000.

Research and development expenses increased $19,200 for the three months ended June 30, 2002 to $32,500, as compared with $13,300 for the same period in 2001; and increased $60,500 to $74,000 in the six months ended June 30, 2002 as compared with $13,500 for the same period in 2001. The increased investment in research and development for both the three months and six months ended June 30, 2002 has been for improvements to existing TASER products, as well as test and prototype work on the Company’s next generation TASER technology. As of June 30, 2002, the total investment in research and development was offset by $46,000 of funded research and development related to research funds granted to the Company by the Office of Naval Research during the second quarter of 2002. The grant provides for a cost-plus-profit arrangement for research performed by the Company under a contract with the Office of Naval Research.

Interest Income. For the three and six months ended June 30, 2002, the company generated interest income of $14,000 and $33,000 respectively. This income was associated with the investment of the unused IPO funds. For the three and six months ended June 30, 2001, interest income was $16,000 and $19,000 respectively. The increase in interest income for the six months ended June 30, 2002 is a result of a full six months of interest, versus the 45 days of interest income earned immediately following the Company’s initial public offering in May of 2001.

Interest expense. Interest expense decreased by $85,000 to $5,000 in the three months ended June 30, 2002 from $90,000 in the three months ended June 30, 2001. For the six month period ended June 30, 2002, interest expense decreased $167,000, to $25,000, compared to $192,000 for the corresponding period in 2001. This decrease was the result of eliminating both short and long term debt with the proceeds received from the Company’s IPO. Additionally, the Company paid off its former revolving line of credit, totaling $761,000 in April 2002 in order to obtain more favorable rates with a new bank. The retirement of the Company’s line of credit resulted in a monthly interest expense reduction of approximately $4,000.

Income tax. The provision for income taxes in both 2002 and 2001 have been computed at a 40% rate. As of June 30, 2002, the Company has provided for $147,000 in tax expense as compared with $103,000 for the corresponding period of 2001. This increase in the income tax provision payable was the result of the increased income before taxes in 2002.

Net Income. Net income decreased to $81,000 in the three months ended June 30, 2002 compared to net income of $117,000 in the three months ended June 30, 2001. For the six months ended June 30, 2002, net income increased to $210,000 compared to net income of $155,000 for the corresponding period in 2001. The decrease in the quarterly performance from 2001, was primarily the result of the items discussed above. Net income was lower than originally predicted for the quarter, and for the six months ending June 30, 2002. As a result in the reduction in earnings, and forecasted increases in lobbying and marketing costs throughout the remainder of the year, the Company has revised its earnings per share guidance for 2002, to a range of $0.30 to $0.32 per basic share. This target represents a reduction of approximately $0.20 per share from earlier predictions to allow for greater investments in consumer marketing programs and lobbying expenses to promote approval of the Company’s products for use on commercial aircraft.

Diluted net income per share for the three months ended June 30, 2002 was $0.02 compared to $0.05 in the comparable prior period due to there being 1.5 million fewer shares average outstanding. Diluted income per share for the six months ended June 30, 2002 was $0.05 compared to $0.08 for the corresponding period in 2001, when there were 1.8 million fewer average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: As of June 30, 2002, the Company had working capital of $5.5 million compared to $5.0 million at December 31, 2001. In January, of 2002, the Company paid off a note payable, totaling $456,000, and in April 2002, paid in full its revolving line of credit with a local bank. This reduction in debt reduced the monthly interest expense, and assisted the Company in obtaining an increased line of credit with a new bank.

In the six months ended June 30, 2002, the Company used $852,000 of cash in operations compared to $1.2 million used in operations for the six months ended June 30, 2001. The decrease in cash used in operations was due primarily to a $232,000 tax benefit from the exercise of stock options by the Company employees, offset by an increase in accounts receivable. This increase in accounts receivable was the result of the increase in days sales outstanding from approximately 30 days in 2001 to approximately 43 days as of

June 30, 2002, resulting from lower prepaid international sales.

The Company also used $29,000 of cash in investing activities during the six months ended June 30, 2002, compared to $301,000 for the same period in 2001. These funds were used to purchase production and office equipment required to support expanded staffing and production capacity.

Capital Resources. As of June 30, 2002, the company has generated retained earnings of $725,000, and had cash and cash equivalents of $3.6 million at June 30, 2002.

The Company has obtained a new revolving line of credit from a domestic bank with a total availability of $2.5 million. The line is secured by substantially all of the Company’s assets, other than intellectual property, and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime plus 1%. The security for this loan is computed on a monthly borrowing base. The Company’s intellectual property has been excluded from the bank pledges. The line of credit matures on May 31, 2003 and requires monthly payments of interest only. The Company had no borrowings under the line of credit at June 30, 2002.

On July 13, 2002, the Company filed an S-8 with the U.S. Securities and Exchange Commission, registering the remaining 609,011 employee stock options authorized under the Company’s 1999 Stock Option Plan. On May 29, 2002, the Company’s Board of Director’s authorized the grant of 264,000 options under this plan for distribution to the Company’s key employees. These options were granted at fair market value on the date of grant, or $16.00 per share for employees holding less than 5% of the Company’s outstanding shares, and $17.20 for employees with beneficial ownership greater than 5% of the total shares outstanding. All of the shares vest over a 36 month period, beginning July 1, 2002. As of the date of this filing, no options from this grant were exercised.

The Company anticipates that cash generated from operations, available borrowings under its line of credit and the residual proceeds from its initial public offering in May of 2001 will be sufficient to provide for its working capital needs and to fund future growth.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In early April 2001, a patent licensee sued the Company in the United States District Court, Central District of California, in an action entitled McNulty vs. Taser (Case No. SACV 01-395 DOC-ANx). The lawsuit alleged that certain technology used in the firing mechanism for the Company’s weapons infringed upon a patent for which McNulty holds a license, and saught injunctive relief and unspecified monetary damages.

Subsequent to the end of the period, in an order filed on July 29, 2002, the Court granted a motion for summary judgment filed by the Company seeking a ruling that no product manufactured by the Company infringed the claims of the patent licensed by McNulty. Upon entry of a Final Judgment, plaintiff McNulty will have a period of thirty days in which to file an appeal.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 11, 2001, the Company completed its initial public offering of 800,000 units, at an aggregate offering price of $10.4 million. Each unit consisted of one and one-half shares of common stock and one and one-half redeemable public warrants, each whole warrant to purchase one share of common stock.

During the first six months of 2002, the Company applied approximately $1.5 million of net proceeds from its initial public offering toward the repayment of notes payable and working capital. Of this amount, $1.2 million was used to retire debt, and the remaining $283,000 was used to purchase raw material inventory. Previously, during 2001, the Company used approximately $3.6 million to retire debt, purchase inventory, and fund investments in equipment, research and technology, and fund working capital. The remaining proceeds were invested in short term liquid reserve accounts with a domestic bank as of June 30, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 1, 2002. Voting common shareholders took the following actions at the meeting:

1.	The shareholders elected the following nominees to the Company’s Board of Directors to serve until the next annual meeting of the shareholders or until their successors are elected and qualified:

	Shares	Shares	Shares	Broker
Name	Voted for	Withheld	Abstaining	Non-votes

Phillips W. Smith, Class A (two year term)	2,725,221	0	2,445	0

Bruce R. Culver Class A (two year term)	2,725,221	0	2,445	0

Patrick W. Smith Class B (three year term)	2,725,221	0	2,445	0

Karl F. Walter* Class B (three year term)	2,725,221	0	2,445	0

* Mr. Walter subsequently resigned from the Board of Directors on May 24, 2002.

2.	The shareholders voted to ratify management’s selection of auditors for fiscal 2002 by the affirmative vote of 2,554,134 shares, with 158,160 shares voting against ratification and 15,372 shares abstaining. There were no broker non-votes with respect to this proposition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

10.18	Bank Line of Credit

99.2	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

Current Reports on Form 8-K were filed during the three months ended June 30, 2002:

Form 8-K: Change in Registrant’s Certifying Accountant from Arthur Andersen, LLP to Deloitte & Touche, LLP, as filed on June 10, 2002

Form 8-K/A: Amendment to Change in Registrant’s Certifying Accountant, as filed on June 27, 2002

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC. (Registrant)

Date: August 12, 2002	/s/ Patrick W. Smith

Patrick W. Smith, Chief Executive Officer

Date: August 12, 2002	/s/ Kathleen C. Hanrahan

Kathleen C. Hanrahan, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

10.18	Bank Line of Credit

99.2	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002