Form 10QSB
period 2002-09-30
TASER INTERNATIONAL INC
filed 2002-11-13
CIK 1069183

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-16391

TASER INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	86-0741227

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7860 E. MCCLAIN DRIVE, SUITE 2, SCOTTSDALE, ARIZONA	85260

(Address of principal executive offices)	(Zip Code)

(480) 991-0797
(Issuer’s telephone number)

There were 2,807,360 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of September 30, 2002.

Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TASER INTERNATIONAL, INC.
BALANCE SHEETS
September 30, 2002 (Unaudited) and December 31, 2001

	September 30, 2002	December 31, 2001

Assets

Current assets:

Cash and cash equivalents	$3,661,598	$5,636,100

Accounts receivable, net of allowance	588,335	765,328

Inventory	1,870,982	801,926

Prepaids and other	161,808	103,829

Income tax receivable	193,138	53,817

Deferred income tax asset	65,640	60,840

Total current assets	6,541,501	7,421,840

Property and equipment, net	476,541	560,423

Other assets	107,744	72,416

Total Assets	$7,125,786	$8,054,679

Liabilities and Stockholders’ Equity

Current liabilities:

Current portion of notes payable to related parties	$—	$455,691

Revolving line of credit	—	760,838

Current portion of capital lease obligations	38,050	51,834

Accounts payable and accrued liabilities	1,072,216	1,154,280

Customer deposits	24,368	32,123

Accrued interest	181	890

Total current liabilities	1,134,815	2,455,656

Deferred income tax liability	16,511	19,311

Capital lease obligations, net of current portion	22,028	50,979

Total liabilities	1,173,354	2,525,946

Commitments and contingencies
Stockholders’ equity:

Preferred stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at September 30, 2002 and December 31, 2001	—	—

Common stock, $0.00001 par value per share; 50 million shares authorized; 2,807,360 and 2,734,473 shares issued and outstanding at September 30, 2002 and December 31, 2001	28	27

Additional paid-in capital	5,295,969	5,073,617

Deferred compensation	—	(59,940)

Retained earnings	656,435	515,029

Total stockholders’ equity	5,952,432	5,528,733

Total liabilities and stockholders’ equity	$7,125,786	$8,054,679

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF INCOME
For the three months and nine months ended September 30, 2002 and 2001
(UNAUDITED)

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net sales	$1,922,754	$1,279,276	$7,025,469	$4,023,181

Cost of products sold	934,396	633,634	3,180,620	1,888,570

Gross margin	988,358	645,642	3,844,849	2,134,611

Sales, general and administrative expenses	1,087,261	776,871	3,543,807	1,825,790

Research and development expenses	20,951	7,521	70,971	20,975

Income (loss) from operations	(119,854)	(138,750)	230,071	287,846

Interest income	13,721	47,477	46,374	67,396

Interest expense	10,730	29,477	35,255	221,750

Other income (expense)	(2,615)	—	(3,148)	4,077

Income (loss) before taxes	(119,478)	(120,750)	238,042	137,569

Provision (benefit) of income tax	(50,582)	(48,409)	96,636	55,028

Net income (loss)	$(68,896)	$(72,341)	$141,406	$82,541

Net income (loss) per share:

Basic	$(0.02)	$(0.03)	$0.05	$0.04

Diluted	$(0.02)	$(0.03)	$0.04	$0.03

Weighted average share:

Basic	2,806,097	2,710,754	2,792,835	2,146,370

Diluted	2,806,097	2,710,754	3,464,236	2,374,064

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL INC.
STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2001 and 2000
(UNAUDITED)

	Nine Months Ended

	September 30, 2002	September 30, 2001

Cash flows from operating activities:

Net income	$141,406	$82,541

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	181,019	118,726

Amortization of deferred compensation	—	14,986

Compensatory stock options and warrants	3,603	—

Stock option tax benefits	236,489	—

Deferred income taxes	(7,600)	—

Change in assets and liabilities:

Accounts receivable, net	176,993	(172,461)

Inventory	(1,069,056)	(772,020)

Prepaids and other	(57,980)	(50,720)

Income tax receivable	(139,321)	—

Accounts payable and accrued liabilities	(82,067)	132,064

Customer deposits	(7,756)	(416,324)

Accrued interest	(709)	(267,296)

Net cash used in operating activities	(624,979)	(1,330,504)

Cash flows from investing activities:

Proceeds from sale of property and equipment	36,207	—

Purchases of property and equipment, net	(128,896)	(255,279)

Purchase of other assets	(50,000)	(85,000)

Net cash used in investing activities	(142,689)	(340,279)

Cash flows from financing activities:

Payments under capital leases	(32,506)	(32,011)

Payments on notes payable	(455,691)	(2,224,574)

Payments on revolving line of credit	(760,838)	—

Payments under product financing payable	—	(189,980)

Proceeds from notes payable	—	500,000

Proceeds from initial public offering	—	8,434,042

Proceeds from warrants exercised	6,222	—

Proceeds from options exercised	35,979	—

Net cash (used in) provided by financing activities	$(1,206,834)	$6,487,477

Net (decrease) increase in cash and cash equivalents	$(1,974,502)	$4,816,694

Cash and cash equivalents, beginning of period	$5,636,100	$206,408

Cash and cash equivalents, end of period	$3,661,598	$5,023,102

Supplemental disclosure:

Cash paid for interest	$37,461	$221,695

Noncash investing and financing activities:

Capital lease asset returned	$10,229	$—

Fair value of stock warrants issued for IPO costs	$—	$14,569

Acquisition of property and equipment under capital leases	$—	$81,945

Fair value of stock options issued for payment of legal fees	$—	$61,690

Fair value of stock options issued for payment of consulting fees	$3,809	$41,219

Fair value of stock warrants issued for loan guarantees	$—	$10,060

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

The results of operations for the three-month and nine-month periods are not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

NOTE 2 — NET SALES & COST OF PRODUCTS SOLD

The components of net sales are as follows:

	For the Three Months Ended		For the Nine Months Ended

Sales by Product Line:	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

ADVANCED TASER	$1,694,035	$1,026,954	$5,891,997	$3,049,496

AIR TASER	107,831	245,718	849,991	911,669

Research funding	60,459	—	106,717	—

Other	60,429	6,604	176,764	62,016

Total	$1,922,754	$1,279,276	$7,025,469	$4,023,181

The components of cost of products sold are as follows:

	For the Three Months Ended		For the Nine Months Ended

Cost of Products Sold	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Direct manufacturing expense	$664,500	$470,550	$2,340,762	$1,509,693

Indirect manufacturing expense	233,574	163,084	779,619	378,877

Research expense	36,322	—	60,239	—

Total	$934,396	$633,634	$3,180,620	$1,888,570

On April 22, 2002, the Company was granted funds by the United States Office of Naval Research to pursue technology advancement in the area of non-lethal weapon systems. The terms of this research contract specify that the Company is to be reimbursed for the direct costs expensed on the project, plus corresponding overhead expenses, and a fixed fee, negotiated at the time of proposal.

NOTE 3 — INTANGIBLE ASSETS

The Company values intangible assets as the net of the purchase prices less amortization. Amortization is calculated using the useful life of the asset acquired. As of September 30, 2002, the components of net intangible assets are as follows:

			Accumulated
Asset	Useful Life	Purchase Price	Amortization	Net Value

TASER.com Domain Name	5 Years	$60,000	$17,000	$43,000

U.S. Patent #5,078,117* (Patent expires 1/7/09)	6.5 Years	$50,000	$1,923	$48,077

TASER Trademark	5 Years	$25,000	$8,333	$16.667

Totals		$135,000	$27,256	$107,744

*	On July 2, 2002, the Company purchased U.S. Patent Number 5,078,117 from its original owner for $50,000. The patent expires in 2009, and covers the technology used to manufacture the gas capsule, or propellant module, used in the Company’s air cartridges. Previously, the Company was licensed to use this technology.

The aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Asset	2002	2003	2004	2005	2006

TASER.com Domain Name	$12,000	$12,000	$12,000	$12,000	$4,000

U.S. Patent #5,078,117	$3,846	$7,692	$7,692	$7,692	$7,692

TASER Trademark	$5,000	$5,000	$5,000	$5,000	$417

Total	$20,846	$24,692	$24,692	$24,692	$12,109

NOTE 4 — INVENTORIES

The inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out (FIFO) method.

	September 30, 2002	December 31, 2001

Raw materials and work-in-process	$1,457,668	$678,406

Finished goods	413,314	123,520

Total	$1,870,982	$801,926

NOTE 5 — EARNINGS PER SHARE

The following table reconciles average common shares outstanding — basic, to average common shares outstanding — diluted, that are used in the calculation of earnings per share.

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Numerator for basic and diluted earnings per share:

Net income (loss)	$(68,896)	$(72,341)	$141,406	$82,541

Average common shares outstanding — basic	2,806,097	2,710,754	2,792,835	2,146,370

Dilutive effect of shares issuable under stock options and warrants outstanding	—	—	671,401	227,694

Average common shares outstanding — diluted	2,806,097	2,710,754	3,464,236	2,374,064

Basic earnings (loss) per share	$(0.02)	$(0.03)	$0.05	$0.04

Diluted earnings (loss) per share	$(0.02)	$(0.03)	$0.04	$0.03

NOTE 6 — LINE OF CREDIT

The Company has a revolving line of credit from a bank with a total availability of $2.5 million. The line is secured by substantially all of the Company’s assets, other than intellectual property, and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime plus 1%. The line of credit matures on May 31, 2003 and requires monthly payments of interest only. The Company had no borrowings under the line of credit at September 30, 2002.

NOTE 7 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (“EITF No. 94-3”), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a restructuring). Under SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured at fair value when the liability is incurred, rather than at the date of a company’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged.

In January 2002 the Securities and Exchange Commission approved new rules for the disclosure of equity compensation plans. The purpose of the new rules is to summarize the potential dilution that could occur from past and future equity grants under all equity compensation plans. The new rules require tabular disclosure of the number of shares available for future grants aggregated into two categories – plans that have been approved by stockholders and plans that have not. A narrative summary of the material features of equity compensation plans that have not been approved by stockholders must be provided. The new disclosure rules are effective for annual reports filed on for Form 10-K for fiscal years ending on or after March 15, 2002 and proxy and information statements for meetings of, or actions by, stockholders occurring on or after June 15, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion and an analysis of results of operations for both the three months and the nine months ended September 30, 2002 and a discussion and analysis of financial condition as of September 30, 2002. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-KSB, for the year ended December 31, 2001.

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

•	Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We recognize revenues when pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and collectability is reasonably assured. We charge certain of our customers shipping fees, which are recorded as a component of net sales. The Company records training revenue as the service is provided.

•	Warranty costs. We warrant our products from manufacturing defects for their lives and replace any defective AIR TASER unit with a new one for a $25 fee and any defective ADVANCED TASER unit with a new one for a $75 fee. The Company tracks historical data related to returns and related warranty costs on a quarterly basis and as of September 30, 2002 and December 31, 2001 had accrued warranty costs of $42,000 and $43,000 respectively.

•	Concentration of Credit Risk and Major Customers. Financial instruments that potentially subject us to concentrations of credit risk include accounts receivable. Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented, net of an allowance for doubtful accounts. Our allowance for bad debts as of September 30, 2002 and December 31, 2001 was $28,000 and $29,000 respectively.

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Net sales. Net sales increased by $643,000, or 50.3%, to $1.9 million for the three months ended September 30, 2002 compared to $1.3 million for the three months ended September 30, 2001. Net sales increased $3.0 million, or 74.6%, to $7.0 million for the nine months ended September 30, 2002 compared to $4.0 million in the corresponding period in 2001. These increases were primarily due to increased unit sales of the ADVANCED TASER to law enforcement distributors, law enforcement agencies and sales to U.S. commercial distributors. Also adding to net sales for the three and nine months ended September 30, 2002, was the addition of sales generated through research funding from the Office of Naval Research, and sales generated by ADVANCED TASER training courses conducted throughout the United States.

For the three months and nine months ended September 30, 2002 and 2001, sales by product line were as follows:

	For the Three Months Ended		For the Nine Months Ended

Sales by Product Line:	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

ADVANCED TASER	$1,694,035	$1,026,954	$5,891,997	$3,049,496

AIR TASER	107,831	245,718	849,991	911,669

Research Grant Funding	60,459	—	106,717	—

Other	60,429	6,604	176,764	62,016

Total	$1,922,754	$1,279,276	$7,025,469	$4,023,181

Cost of products sold. Cost of products sold increased by approximately $300,000, or 47.5%, to $934,000 in the three months ended September 30, 2002 compared to $634,000 in the three months ended September 30, 2001. This increase was primarily due to the manufacturing costs associated with the increased unit sales of the ADVANCED TASER product line, the expenditures associated with the research grant, and increased indirect expenses in the areas of indirect materials, freight on inbound materials, in-line scrap, and indirect labor expense. As a percentage of total revenues, cost of products sold decreased by 0.9% to 48.6% for the three months ended September 30, 2002 as compared with 49.5% for the three months ended September 30, 2001. Cost of products sold for the nine month period increased $1.3 million, or 68.4%, to $3.2 million in 2002 compared to $1.9 million in 2001. This increase was also due to the increased unit sales of the ADVANCED TASER products. As a percentage of total revenues, cost of products sold decreased 1.6% to 45.3% in the most recent nine month period from the 46.9% recorded during the corresponding period last year. This improvement is primarily attributed to bringing manufacturing and assembly operations back in house in early 2001, providing a full nine months of reduced production costs for fiscal 2002.

Sales, general and administrative expenses. Sales, general and administrative expenses increased by $310,000, or 40.0%, to $1.1 million in the three months ended September 30, 2002 compared to $777,000 in the three months ended September 30, 2001. As a percentage of total revenues, sales, general and administrative expenses decreased 4.2% to 56.5% for the three months ended September 30, 2002 from 60.7% for the three months ended September 30, 2001. The largest increases for the third quarter of 2002 were sales expenditures in the areas of advertising, outside representative commissions and travel costs. Combined, these three categories increased $239,000 to $309,000 in the three months ended September 30, 2002, as compared to the $70,000 expensed during the three months ended September 30, 2001.

For the nine month period ended September 30, 2002, sales, general and administrative expenses increased $1.7 million, or 94.1%, to $3.5 million compared to expenses of $1.8 million for the corresponding period in 2001. As a percentage of total revenues, sales, general and administrative expenses increased to 50.4% from the nine months ended September 30, 2002 from 45.4% for the nine months ended September 30, 2001. The largest increases in sales, general and administrative expenses continue to be in the areas of selling expenses, legal costs, investor relations, and salary expense.

For the nine months ended September 30, 2002, sales expenditures increased by $1.0 million to $1.5 million, as compared to the $457,000 expensed in the nine months ended September 30, 2001. The Company believes investments in this area are critical to expand market penetration in both the law enforcement and consumer markets, and intends to continue investing in these areas to promote growth throughout the remainder of 2002 and fiscal 2003. Of the increased sales expenditures, the most significant added costs were in the areas of advertising, trade shows, outside sales representative commissions and travel. Advertising expenses increased $164,000 as a result of increased print and media advertising to promote the ADVANCED TASER product line. Trade show and seminar expenses increased $100,000 in 2002, to $134,000 as a result of the increased number of trade shows attended, and the increased participation at the Company’s 2nd annual tactical conference held in May 2002. Commissions paid to outside sales representatives increased $389,000 to $454,585 in the nine months ended September 30, 2002. This increase in commissions paid is attributable to the addition of a field sales force contracted by the Company in November 2001 to promote sales of the ADVANCED TASER product line in the law enforcement and consumer markets. Year-to-date travel expenses associated with trade shows, seminars, training and field sales increased by $138,000, to $267,000 in 2002.

The two most significant increases in administrative expenditures, during the first nine months of 2002 were in legal and investor relations. Legal costs increased $151,000, to $304,000 as compared with $152,000 for the same period in 2001. Of the $304,000 expensed in 2002, $175,000 was associated with the lawsuits involving the Company, and the remaining $129,000 was expensed in the review of SEC filings, the change of accountants, and implementation of corporate record keeping systems to comply with both SEC and Nasdaq requirements. Investor relations expenses increased $81,000 to $134,000 for the nine months ended September 30, 2002 as compared with the $53,000 expensed in 2001. These increased expenditures are primarily the result of public reporting requirements to which the Company became subject in May 2001, following its initial public offering.

The last category of increased costs within sales, general and administrative expenses was for the combined salary expense for both departments. Year to date salary expense for sales and administrative employees increased $299,000 in 2002, to $889,000 from $590,000 expensed in the nine months ended September 30, 2001. This increase resulted from the addition of several new positions required to support the expanding sales and administrative responsibilities associated with the Company’s growth.

Research and development expenses. Research and development expenses are comprised of new product development, or process improvements to existing technologies. These expenditures increased $13,000 for the three months ended September 30, 2002 to $21,000, as compared with $7,500 for the same period in 2001; and increased $50,000 to $71,000 in the nine months ended September 30, 2002 as compared with $21,000 for the same period in 2001. This increased investment in research and development for both the three and nine months ended September 30, 2002 has been for improvements to existing TASER products, as well as test and prototype work on the Company’s next generation TASER technology.

Interest income. For the three and nine months ended September 30, 2002, the Company generated interest income of $14,000 and $46,000 respectively. This income was associated with the investment of the unused IPO funds. For the three and nine months ended September 30, 2001, interest income was $47,000 and $67,000 respectively. The decrease in interest income for both periods ended September 30, 2002 is a result of the decrease in cash reserves held in interest bearing accounts.

Interest expense. Interest expense decreased by $18,000 to $11,000 in the three months ended September 30, 2002 from $29,000 in the three months ended September 30, 2001. For the nine month period ended September 30, 2002, interest expense decreased $187,000, to $35,000, compared to $222,000 for the corresponding period in 2001. This decrease was the result of eliminating both short and long term debt with the proceeds received from the Company’s IPO. Additionally, the Company paid off its former revolving line of credit, totaling $761,000 in April 2002, in order to obtain more favorable rates with a new bank.

Income tax. The provision for income taxes in both 2002 and 2001 have been computed at a rate of approximately 40% which represents the effective tax rate for 2002.

Net income. Historically, the Company’s third quarter, which ends on September 30, has been its weakest in terms of net sales thereby affecting overall financial performance. Management believes this cyclical decline in sales to be attributable to budget cycles, vacations in the European countries, and retail slow downs. This decline, coupled with increased investments in sales and marketing expenditures resulted in a net loss for the period. For the three months ended September 30, 2002, the Company incurred a net loss of $69,000, as compared to a net loss of $72,000 for the same period in 2001. However, for the nine month period ended September 30, 2002, the Company remains profitable, with net income of $141,000, as compared to net income of $83,000 for the corresponding period in 2001.

Net loss per basic and diluted share for the three months ended September 30, 2002 was $0.02 compared to a net loss of $0.03 in the comparable prior period in which there were approximately 95,000 fewer shares average outstanding. Diluted income per share for the nine months ended September 30, 2002 was $0.04 compared to $0.03 for the corresponding period in 2001, in which there were 1.1 million fewer average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: At September 30, 2002, the Company had working capital of $5.4 million as compared with the $5.0 million of working capital at December 31, 2001. In January 2002, the Company paid off a note payable, totaling $456,000, and in April 2002, paid in full its revolving line of credit with a local bank. This reduction in debt reduced the monthly interest expense, and assisted the Company in obtaining an increased line of credit with a new bank.

In the nine months ended September 30, 2002, the Company used $625,000 of cash in operations compared to $1.3 million used in operations for the nine months ended September 30, 2001. The decrease in cash used in operations was due primarily to a $236,000 tax benefit from the exercise of stock options by Company employees, a $177,000 decrease in accounts receivable, $62,000 of additional depreciation and amortization, and $58,000 of additional net income.

The Company also used $143,000 of cash in investing activities during the nine months ended September 30, 2002, compared to $340,000 for the same period in 2001. These funds were used to purchase intellectual property and production and office equipment required to support expanded staffing and production capacity.

Capital Resources. At September 30, 2002, the Company had cash and cash equivalents of $3.7 million.

The Company has obtained a new revolving line of credit from a domestic bank with a total availability of $2.5 million. The line is secured by substantially all of the Company’s assets, other than intellectual property, and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime plus 1%. The security for this loan is computed on a monthly borrowing base. The line of credit matures on May 31, 2003 and requires monthly payments of interest only. The Company had no borrowings under the line of credit at September 30, 2002.

On July 13, 2002, the Company filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission, registering the remaining 609,011 employee stock options authorized under the Company’s 1999 Stock Option Plan. On May 29, 2002, the Company’s Board of Director’s authorized the grant of 264,000 options under this plan for distribution to the Company’s key employees. These options were granted at fair market value on the date of grant which equaled $16.00 per share for employees holding less than 5% of the Company’s outstanding shares. For employees with beneficial ownership greater than 5% of the total shares outstanding, the Company granted options at $17.20 per share. All of the shares vest over a 36 month period, beginning July 1, 2002. As of the date of this filing, no options from this grant have been exercised.

The Company anticipates that cash generated from operations, available borrowings under its line of credit and the residual proceeds from its initial public offering, completed in May 2001, will be sufficient to provide working capital to fund future growth.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company within the 90 days preceding the date of this report and concluded that such controls and procedures are effective to make known to us all material information about the financial and operational activities of the Company. There were no deficiencies identified in such controls or procedures and there have been no changes in such controls and procedures since our evaluation that could significantly affect their effectiveness.

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

On July 29, 2002, the Court granted a motion for summary judgment filed by the Company seeking a ruling that no product manufactured by the Company infringed the claims of the patent licensed by McNulty. The Company was notified that the plaintiff filed an appeal with the Court in August 2002. The Company intends to respond to the appeal, and based upon the original decision by the court, believes the claims are without merit and that the litigation will not have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 11, 2001, the Company completed its initial public offering of 800,000 units, at an aggregate offering price of $10.4 million. Each unit consisted of one and one-half shares of common stock and one and one-half redeemable public warrants, each whole warrant to purchase one share of common stock.

During the first nine months of 2002, the Company applied approximately $1.5 million of net proceeds from its initial public offering toward the repayment of notes payable and working capital. Of this amount, $1.2 million was used to retire debt, and the remaining $283,000 was used to purchase raw material inventory. During 2001, the Company used approximately $3.6 million to retire debt, purchase inventory, and fund investments in equipment, research and technology, and fund working capital. The remaining proceeds were invested in short term liquid reserve accounts with a domestic bank as of September 30, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

99.1	Chief Executive officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	No current reports on Form 8-K were filed during the period ended September 30, 2002.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC

(Registrant)

Date: November 13, 2002	/s/ Patrick W. Smith

Patrick W. Smith,

Chief Executive Officer

Date: November 13, 2002	/s/ Kathleen C. Hanrahan

Kathleen C. Hanrahan,

Chief Financial Officer

CERTIFICATIONS

I, Patrick W. Smith, principal executive officer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of TASER International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the date of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	By:	/s/Patrick W. Smith

Patrick W. Smith

Chief Executive Officer

CERTIFICATIONS

I, Kathleen C. Hanrahan, principal financial officer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of TASER International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the date of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	By:	/s/Kathleen C. Hanrahan

Kathleen C. Hanrahan

Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

99.1	Chief Executive officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.