Form 10KSB
period 2002-12-31
TASER INTERNATIONAL INC
filed 2003-03-14
CIK 1069183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-16391

Taser International, Inc.

(Name of small business issuer in its charter)

Delaware	86-0741227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7860 E. McClain Drive, Suite 2, Scottsdale, Arizona (Address of principal executive offices)	85260 (Zip Code)

(480) 991-0797

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.00001 par value per share
Warrant, right to purchase one share of Common Stock

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐

      The issuer’s revenues for the fiscal year ended December 31, 2002 were $9,842,777.

      The aggregate market value of the Common Stock held by non-affiliates of the issuer, based on the average of the high and low sales prices of the issuer’s Common Stock on February 28, 2003 as reported by Nasdaq, was $4,145,082.

      The number of shares of Common Stock outstanding as of February 28, 2003 was 2,809,393.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts of registrant’s proxy statement dated on or about March 25, 2003 prepared in connection with the annual meeting of stockholders to be held May 1, 2003 are incorporated by reference into Part III of this report.

      Transitional Small Business Disclosure Format:     Yes ☐          No ☑

TASER INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-KSB

Year Ended December 31, 2002

PART I

      The statements contained in this report that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things: (1) expected revenue and earnings growth; (2) estimates regarding the size of target markets; (3) our ability to successfully penetrate the law enforcement market; (4) growth expectations for existing accounts; (5) our ability to expand product sales to the private security, military and consumer self-defense markets; and (6) our target business model. These statements are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to: (1) market acceptance of our products; (2) our ability to establish and expand direct and indirect distribution channels; (3) our ability to attract and retain the endorsement of key opinion-leaders in the law enforcement community; (4) the level of product technology and price competition for our ADVANCED TASER product; (5) the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; and (6) other factors detailed in our filings with the Security and Exchange Commission, including, without limitation, those factors detailed in Exhibit 99.1 to this report.

      We own the following registered trademarks: TASER® and AIR TASER®. We also have the following unregistered trademarks: TASER-WaveTM, T-WAVETM, AUTO TASERTM, ADVANCED TASERTM and AFIDTM. Each other trademark, trade name or service mark appearing in this report belongs to its respective holder.

Item 1.     Description of Business

Overview

      TASER International, Inc. began operations in Arizona in 1993 for the purpose of developing and manufacturing less-lethal self-defense devices. From inception until the introduction in 1994 of our first product, the AIR TASER, we were in the developmental stage and focused our efforts on product development, raising capital, hiring key employees and developing marketing materials to promote our product line.

      In 1995 and 1996, we concentrated our efforts on promoting retail sales and establishing distribution channels for the AIR TASER product line. However, our marketing efforts were limited by a non-compete agreement that prohibited the marketing or sale of our products to the U.S. law enforcement and military markets. Accordingly, initial sales of the AIR TASER were limited to the consumer market. While early sales in this market were promising, by the end of 1996, we were unable to establish consistent sales channels in the consumer marketplace and sales declined. In late 1996, we relocated our production facilities to Mexico to reduce production costs while we evaluated complementary product lines.

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

      In 1998, the non-compete agreement that had precluded sales to the law enforcement and military markets expired. In anticipation of its expiration, we focused our research and development efforts on the ADVANCED TASER product line. Our change in focus from the consumer market to the law enforcement market resulted from a market analysis that suggested the most effective method of penetrating the consumer and private security markets was through the de facto endorsement of the law enforcement community. In order to enter the law enforcement market, we would have to make material changes to our existing technology and channel all of our resources toward success in this industry.

      In August 1999, we discontinued the AUTO TASER product line and closed our production facility in Mexico. Following closure of our facility in Mexico, we out-sourced the production of the AIR TASER and certain non-proprietary assemblies to a third-party assembler in Mexico. Our primary objective was to complete development of the ADVANCED TASER. In December 1999, we introduced the ADVANCED TASER for sale in the law enforcement market.

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

      In 2001, we made significant changes to support the growing demand for the ADVANCED TASER product line. We discontinued outsourcing of the final assembly of our products and moved these operations back into our Scottsdale facility. In addition, we developed a manufacturing infrastructure inclusive of direct assembly and material management to support product demand. We also completed in 2001 an initial public offering of 800,000 units, at $13.00 per unit, each consisting of one and one half shares of common stock and one and one half warrants to purchase one share of common stock with net proceeds to us of approximately $8.4 million. Proceeds from the offering were used to retire debt, increase inventory and working capital and fund future sales and marketing programs.

      We relocated our corporate headquarters to a larger, more modern facility in January 2001. Our new Scottsdale facility provided sufficient space for our manufacturing, warehousing, and office needs. We also established a new support infrastructure in connection with bringing our manufacturing operations back to Scottsdale. We hired a full-time production manager and a warehouse manager to control the flow of materials and our use of labor, and we hired and trained 21 additional employees.

      During 2001, we expanded our sales and marketing efforts, and we sold or provided ADVANCED TASERs to more than 1,000 police agencies worldwide. 2001 also marked the introduction of our products to the airline industry. Immediately following the tragic events of September 11, 2001, leading commercial airlines contacted us with regard to using the ADVANCED TASER on board commercial aircraft. In December 2001, United Airlines became the first U.S. airline to purchase our products. Unfortunately, with the U.S. Government facing new challenges in providing homeland defense, United Airlines and other commercial carriers interested in using our weapons onboard their aircraft were precluded from deploying the ADVANCED TASERs until additional government sponsored safety studies could be conducted.

      In 2002, Company management worked with officials from United Airlines, and a Washington lobbying firm to assist with safety studies and to initiate legislative changes which would allow the ADVANCED TASER to be deployed on board commercial aircraft. On November 25, 2002 Congress approved The Homeland Security Act of 2002 allowing individual carriers to apply to the Under Secretary of Transportation for Security, on a case by case basis, to deploy the weapon system. As of January 2003, two commercial carriers, United Airlines and Mesa Airlines, had submitted these applications to the Transportation Security Administration (TSA) for approval.

      During 2002, we also began our pursuit of the consumer market for the ADVANCED TASER. We initiated this launch with the introduction of our M18 weapons at the Consumer Electronics Show in January 2002, and followed by introducing the product in a test market in California. The initial response did not meet our original expectations. Further, as we worked with commercial distributors, we found that in order to support a national consumer marketing campaign, significant resources, both human and financial, would be required. Additionally, management believed commercial distribution would defocus the efforts of the sales team from its primary objective of further penetrating the U.S. law enforcement market.

      In April, 2002, the Company was notified that it had received a grant from the Office of Naval Research to aid the U.S. Government with the development of less-than-lethal weapons for the military. This grant not only provided us with added funding for our research and development efforts, but also validated our position as a leader in less-lethal technologies. In September 2002, our grant funding was augmented with an additional $349,000 to pursue the concepts developed in Phase I of the award.

      At the close of 2002, three years following our initial introduction of the ADVANCED TASER weapon system, we had more than 2000 law enforcement agencies worldwide testing and deploying our M26 weapon system. This number of agencies includes 134 departments have either purchased, or are in the process of purchasing one unit for each patrol or line level officer. This list of 134 departments includes two major departments, the City of Phoenix, a top-ten law enforcement agency in the U.S., and the Ohio State Troopers, a leader in the highway patrol community.

      In 2002, our focus was to build an infrastructure capable of meeting the growing demand for our products, and to develop a research and development team that would assist in keeping the Company a leader in conducted energy weapon technology. We targeted Board of Director additions that could augment our expertise with strong backgrounds in medical research and law enforcement networks. We also hired leaders in electronic engineering and manufacturing to reduce our time from development to manufacture, and we added a general counsel to our executive team, not only to reduce litigation costs but also to better understand and manage potential risk.

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

      We introduced our initial product, the AIR TASER, in 1994. We designed the AIR TASER to look like a cellular telephone rather than a weapon to target the consumer electronics market. Currently, the AIR TASER product line consists of the AIR TASER, a cartridge that shoots two small, electrified probes up to 15 feet, an optional laser sight, and a number of holstering accessories. We target the AIR TASER line to the consumer market; however, in 2003, we plan to discontinue the manufacture of this model.

      We developed the ADVANCED TASER product line, launched in December 1999, primarily for the law enforcement and corrections market. The ADVANCED TASER is our primary product. We sell the M26 version of this weapon exclusively to law enforcement, corrections agencies the commercial airline industry. Currently, the ADVANCED TASER M26 product line consists of the ADVANCED TASER , a cartridge that shoots two small, electrified probes up to 21 feet, rechargeable batteries, a battery recharging system, data download package, and a number of holstering accessories.

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

      Our products are sold primarily through our network of distributors at a wide range of prices. Our most inexpensive consumer product is the entry-level consumer AIR TASER product, with a retail price of $120. Our high-end consumer model, the ADVANCED TASER M18L with integrated laser sight, retails for $600. THE ADVANCED TASER M26 is currently our best selling item. Law enforcement distributors sell the M26 to police and corrections agencies for $400. Retail cartridge prices range from $16 for law enforcement to $30 per unit for consumer purchases. The M26 sales to the commercial airline industry, after they are approved for on-board use, will be sold directly by our direct sales personnel at law enforcement prices.

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

      We offer a one year no-questions-asked replacement policy on the ADVANCED TASER. After the warranty expires, if the weapon fails to operate properly for any reason, we will replace it for a fee of $75. This fee is intended to help defray the handling and repair costs associated with product returns. This policy is attractive to our law enforcement and corrections agency customers. In particular, it avoids disputes regarding the source or cause of any defect. Based upon our 2002 warranty return information, we have created a reserve for ADVANCED TASER product returns equivalent to the sales volume shipped in 2001, multiplied by a factor representing the historical scrap cost associated with each returned unit. Warranty costs under the ADVANCED TASER replacement policy totaled $79,000 in 2002, and $11,500 in 2001. The amount for 2002 includes $25,000 recorded in connection with a series of ADVANCED TASERS that we recalled in the second quarter of 2002 due to a defective electronic component.

Markets

     Law Enforcement and Corrections

      Federal, state and local law enforcement agencies in the United States currently represent the primary target market for the ADVANCED TASER. In the law enforcement market, over 2,000 law enforcement agencies have made initial purchases of the ADVANCED TASER for testing or deployment. These agencies include the Unites States Secret Service, Los Angeles Police Department, Los Angeles County Sheriff’s Department, New York Police Department, the Royal Canadian Mounted Police, Miami Police Department, Denver Police Department, Fort Worth (TX) Police Department, Orange County (FL) Sheriff’s Department, Chandler (AZ) Police Department, Philadelphia Police Department, Seattle Police Department, and Minneapolis Police Department. In addition, 159 police departments, including Ohio State Troopers, Phoenix (AZ) Police Department, San Diego, Reno, Sacramento, Albuquerque, Citrus County (FL) Sheriff’s Office and Clay County (FL) Sheriff’s Office have purchased one ADVANCED TASER M26 to issue to each of their on duty patrol officers.

      We believe the ADVANCED TASER could prove equally suitable for use in correctional facilities and have begun to see ADVANCED TASER deployments in correctional facilities such as those operated by the Los Angeles Custody Division and the State of Wisconsin.

     Commercial Airlines

      The commercial airlines became a new market for us in 2001. Following the events of September 11, 2001, the commercial airline industry implemented added security measures to protect its passengers and crew. These measures included reinforcement of cockpit doors, increased airport security, and the testing of effective weapons for storage and use on airlines. The ADVANCED TASER is one of the weapons being considered by the Transportation Security Administration (TSA).

      Initially, management believed approval of less-than-lethal weapons for airline use would occur in 2002. However, because of the large backlog of legislative issues before the 107th Congress, this item was delayed. Two commercial carriers, United Airlines and Mesa Airlines continue to support the use of our ADVANCED TASER product for on board security. And both have now, in accordance with the Homeland Security Act of 2002, applied to the TSA for formal approval to deploy the ADVANCED TASER M26 weapon platform. Without this approval, neither carrier will be allowed to use or store these weapons on board their aircraft, and future orders from other U.S. carriers may not be received or may be delayed.

     Private Security Firms and Guard Services

      We are still in the early stage of pursuing additional opportunities for sales of the ADVANCES TASER in private security markets, and have made only limited sales to date. However, a report of the Security Industry Association for 1999-2000 estimated that there were over 1.7 million privately employed security guards or personnel in the United States. They represent a broad range of individuals, including bodyguards, commercial and government building security guards, commercial money carrier employees and many others, and represent a large potential market.

     Consumer/Personal Protection

      Prior to the introduction of the ADVANCED TASER in late 1999, the majority of our annual revenue was derived from consumer sales. However, since the introduction of the ADVANCED TASER in 2000, our annual revenue from consumer sales has dropped to a range of $1.0 to $1.5 million per year. We expect consumer sales to remain in the $1.0 million range in 2003, with growth beginning in 2004, as a result of a new consumer initiative by the Company in mid 2003. We believe consumer sales could contribute a substantial portion of our revenues beyond 2003, particularly if the ADVANCED TASER becomes more established in the law enforcement and airline industries, resulting in an implied endorsement for consumer use.

     Military

      Military police forces may use the ADVANCED TASER for purposes similar to those of civilian police units and to reduce the possibility of civilian casualties resulting from combat operations in populated environments. We have not formally pursued sales opportunities in the military market, but are consulting with military experts regarding use of our products. In the last two years, we have sold fewer than 100 ADVANCED TASERS to the United States Air Force and the U.S. Marine Corps for their evaluation of the weapon. We have been advised that the M26’s were deployed on a few strategic initiatives, and that an undisclosed quantity has been recommended for deployment.

      In April of 2002, we were awarded the first phase of a four phase cost-plus-profit grant from the Office of Naval Research. The grant was to fund the development of less-than-lethal weapons systems for the U.S. military, and provided approximately $130,000 of working capital for our research and development efforts. In September of 2002, our funding was increased by an additional grant of $349,000, which provided total funding of $479,000. We recognized $180,000 as revenue during the year ended December 31, 2002. We believe our continued efforts in developing technologies for the military will provide us future revenue opportunities, as it is positioning the Company as a technology partner with the Office of Naval Research.

Sales and Marketing

      Law enforcement and corrections agencies represent our primary target market. In this market, the decision to purchase the ADVANCED TASER is normally made by a group of people including the agency head, his training staff, and weapons experts. Depending on the size and cost of the weapon deployment, the decision may involve political decision-makers such as city council members. The decision-making process can take as little as a few weeks or as long as several years.

      In 2002, the Company developed and implemented two distinct media campaigns. The first was a series of print and cable advertisements developed to test the consumer response to our new M18 product line. The second was the development of a CD/ DVD package geared toward the law enforcement community. This package was sent to more than 10,000 individuals working in the largest police departments in the United States and abroad. These two campaigns, coupled with other advertisements in law enforcement publications resulted in an annual increase of $273,000 in advertising expenditures.

      In 2002, the Company also targeted key regional and national law enforcement trade shows where it could demonstrate the ADVANCED TASER weapon system to leading departments. In addition, the Company sponsored it’s third annual U.S. tactical conference for the trained master instructors and law enforcement training officers, and initiated its first European tactical conference to reach law enforcement officials in more than 11 countries, including the United Kingdom, Germany, Israel, Greece, Romania and the Netherlands, who expressed an interest in or are deploying the M26. In total, the costs associated with conducting these trade shows and conferences increased our trade show and travel expenditures by $387,000 to $1.1 million in 2002.

      The Company plans to continue investments in the area of law enforcement trade shows and conferences in 2003 and 2004, as it has provided the ability to mass market its products to a target audience. We believe these types of activities accelerate penetration of the law enforcement market with our ADVANCED TASER product line, which should lead to increased visibility in both the private security and consumer markets and will enforce the value of less-than-lethal weapons for self-defense. Once established in the law enforcement community, we will use our brand recognition and police endorsement to initiate a focused penetration of the retail consumer market. We have developed a consumer version of our ADVANCED TASER for individual use. These models, the M18L and M18, offer the consumer the same features sold to law enforcement, but with a shorter wire length for cartridge deployment and a slightly reduced power setting.

     United States Distribution

      With the exception of several accounts to which we sell directly, the vast majority of our law enforcement agency sales in the Unites States occur through our network of more than 25 law enforcement distributors. These distributors were selected based upon their reputation within the law enforcement community, their credit worthiness, and their distribution network. We maintain tight controls over our law enforcement distributors to ensure that our service standards are achieved. We also reserve the right to take any large agency order directly to secure our credit interest.

      Sales in the consumer market are made through many of the same independent distributors, as well as through eleven additional commercial distributors added in December of 2001.

      Due to the confidential nature of the relationships established with the major U.S. airlines, we intend to transact directly all future sales of our products to the commercial airline industry. These direct sales will enable us to assist the airlines in the development of training and tactical applications, and to provide on-site equipment maintenance services as they are required.

     International Distribution

      We concentrated our marketing resources on penetrating the United States law enforcement and corrections market since the development of the ADVANCED TASER. Accordingly, our international sales efforts in these years were limited to select presentations and training seminars conducted by TASER personnel. These presentations included the introduction of the ADVANCED TASER in Europe and parts of the Middle East, South America and Asia. Our sales outside the U.S. and Canada accounted for approximately 10% of our total sales in both fiscal 2002 and 2001. We believe the total sales generated outside the U.S. and Canada may exceed this percentage of our total sales in 2003.

      We work with 30 foreign distributors around the world. These foreign distributors purchase products from us and resell them to sub-distributors, retail dealers or end users. We continue to provide most foreign distributors with short-term exclusive contracts to sell our products in a designated region. Although many of these relationships are inactive, we continue to ship products as ordered.

Training Programs

      Most law enforcement and corrections agencies will not purchase new weapons until a training program is in place to certify all officers in their proper use. We offer an eight-hour class that certifies law enforcement and corrections agency trainers as instructors in the use of the ADVANCED TASER. We have certified more than 6,000 law enforcement training officers as ADVANCED TASER instructors. Our certification program is designed to make it easier for departments to comply with these training requirements.

      168 of our certified instructors have undergone further training and became certified as master instructors. We authorize these individuals to train other law enforcement and corrections agency trainers, not just end-users within these organizations. Approximately 150 of our master instructors have agreed to conduct ADVANCED TASER training classes on a regular basis. These instructors independently organize and promote their own training sessions, and we provide them with logistical support. They are independent professional trainers, serve as local area TASER experts, and assist our distributors in conducting TASER demonstrations at other police departments within regions. Beginning January 1, 2001, our charge for training is $195 per attendee. We pay master instructors a per-session training fee for each session they conduct. These training sessions have led directly to the sale of ADVANCED TASERs to a number of police departments. During fiscal 2001, we conducted 120 training classes, resulting in more than 1,370 newly trained TASER instructors. In 2002, we conducted 167 training courses, with more than 2,760 individuals trained.

      During 2002, we created a Training Board, consisting of Hans Marrero, our Chief Master Instructor, four active duty police officers, and one retired law enforcement trainer to coordinate the growing demands of our training program. This board annually reviews the qualifications of the master instructors, and provides retraining or certification as required. In addition, the Training Board oversees the trainers and curriculum to ensure new tactics and policies are properly communicated and implemented.

Manufacturing

      On March 1, 2001, we relocated all final assembly operations from Mexico to our corporate headquarters in Scottsdale, Arizona. Our headquarters has approximately 6,000 square feet of product assembly and warehouse space. We own all of the equipment required to manufacture and assemble our finished products, as well as all molds, schematics, and prototypes utilized by our vendors in the production of required raw materials and sub-assemblies.

      With our current work force, on a single shift, we are able to produce approximately 50,000 cartridges per month, and more than 4,000 TASERs. We can expand our production capabilities by adding additional personnel and a second shift with negligible new investment in tooling and equipment.

      We currently purchase finished circuit boards and injection-molded plastic components from suppliers located in the Phoenix area. Although we currently obtain these components from single source suppliers, we own the injection molded component tooling used in their production. As a result, we believe we could obtain alternative suppliers without incurring significant production delays. We also purchase small, machined parts from a vendor in Taiwan, custom cartridge assemblies from a proprietary vendor in Arizona, and electronic components from a variety of foreign and domestic distributors . We believe that these or readily available alternative suppliers can consistently meet our needs for these components. We acquire most of our components on a purchase order basis and do not have long-term contracts with suppliers. We believe that our relations with our suppliers are good.

Competition

Law Enforcement and Corrections Market

      In the law enforcement and corrections market, the ADVANCED TASER competes directly with the conducted energy weapon sold by Electronic Medical Research Laboratories, Inc., doing business as Taser

Technologies., formerly Tasertron. Taser Technologies is the sole remaining manufacturer of the original TASER weapon introduced in the 1970’s. As of December 31, 2002, over 2,000 police departments had purchased, in the aggregate, more than 34,000 ADVANCED TASERs. We believe that fewer than 200 police departments currently deploy Taser Technologies weapons, with less than 5,000 units deployed, primarily at the tactical supervisor level. We believe the ADVANCED TASER also competes indirectly with a variety of other less-lethal alternatives.

      Taser Technologies had an exclusive license to sell TASER products in the North American law enforcement and corrections market until February 1998. Since its introduction in late 1999, the ADVANCED TASER has competed successfully against the Taser Technologies unit, even in agencies that had previously purchased weapons from Taser Technologies. Other less-lethal weapons, such as pepper spray and impact weapons, sold by companies such as Armor Holdings Inc. and Jaycor, Inc., compete with our ADVANCED TASER indirectly. We believe the ADVANCED TASER’s advanced technology, versatility, effectiveness, and low injury rate enable it to compete effectively against other less-lethal alternatives.

Consumer Market

      Conducted energy weapons have gained limited acceptance in the consumer market for less-lethal weapons. These weapons compete with other less-lethal weapons such as stun guns, batons and clubs, and chemical sprays. The primary competitive factors in the consumer market include a weapon’s cost, effectiveness, and ease of use. The widespread adoption of the ADVANCED TASER by prominent law enforcement agencies may help us overcome the historical perception of a lack of consumer confidence in conducted energy weapons.

      In the consumer market, the AIR TASER formerly competed with a conducted energy weapon introduced by Bestex, Inc. in 1996, called the Dual Defense, and indirectly with other less-lethal alternatives. In July 2002, the Company purchased U.S. Patent No. 5,078,117, from Mr. John Cover. This patent covers the manufacturing design incorporated in our air cartridge, as well as the process used by Bestex in the production of its Dual Defense product. Prior to our purchase, Mr. Cover had granted licenses to both Bestex and TASER International for its use. However, at the time we purchased the patent, Bestex had not renewed its license, and subsequently lost its right to continue utilizing the covered technology. Therefore, we believe our products will only compete with remaining inventories of the Dual Defense system produced prior July 2002, as the continued manufacture by Bestex of the existing Dual Defense system beyond such date would be an infringement of our patent rights.

Regulation

United States Regulation

      The AIR TASER and ADVANCED TASER, as well as the cartridges used by both weapons, are subject to identical regulations. Neither weapon is considered to be a “firearm” by the Bureau of Alcohol, Tobacco, Firearms and Explosives. Therefore, no firearms-related regulations apply to the sale and distribution of our weapons within the United States. In the 1980’s however, many states introduced regulations restricting the sale and use of stun guns, inexpensive hand-held shock devices. We believe existing stun gun regulations also apply to our weapon systems.

      In 2002, we worked with several law enforcement agencies, government agencies and distributors to amend prior legislation preventing the sale of ADVANCED TASERs to law enforcement agencies in certain regions of the U.S. These combined efforts were successful in changing the legislation in the states of Michigan and Hawaii. We consider this to be a dramatic change in regulations as, for example, prior to the amendment to the Michigan Penal Code, the possession of a TASER or electronic weapon of any kind in Michigan could result in a felony conviction.

      In many cases, the law enforcement and corrections market is subject to different regulations than the consumer market. Where different regulations exist, we assume the regulations affecting the consumer market also apply to the private security markets except as the applicable regulations otherwise specifically provide.

Based on a review of current regulations, we have determined the following states regulate the sale and use of our weapon systems:

Law Enforcement
State	Use	Consumer Use

Connecticut	Legal	Legal, subject to restrictions
Florida	Legal	Legal, subject to restrictions
Hawaii	Legal	Prohibited
Illinois	Legal	Legal, subject to restrictions
Indiana	Legal	Legal, subject to restrictions
Massachusetts	Prohibited	Prohibited
Michigan	Legal	Prohibited
New Jersey	Prohibited	Prohibited
New York	Legal	Prohibited
North Carolina	Legal	Legal, subject to restrictions
North Dakota	Legal	Legal, subject to restrictions
Rhode Island	Legal	Prohibited
Washington	Legal	Legal, subject to restrictions
Wisconsin	Legal	Prohibited

      The following cities and counties also regulate our weapon systems:

Law Enforcement
City or County	Use	Consumer Use

Annapolis	Legal	Prohibited
Baltimore	Legal	Prohibited
Chicago	Legal	Prohibited
Howard County, MD	Legal	Prohibited
Lynn County, OH	Legal	Legal, subject to restrictions
New York City	Legal	Prohibited
Philadelphia	Legal	Prohibited
Washington, D.C.	Legal	Prohibited

United States Export Regulation

      Our weapon systems are considered a crime control product by the United States Department of Commerce. Accordingly, the export of our weapon systems is regulated under export administration regulations. As a result, we must obtain export licenses from the Department of Commerce for all shipments to foreign countries other than Canada. Most of our requests for export licenses have been granted, and the need to obtain these licenses has not caused a material delay in our shipments. The need to obtain licenses, however, has limited or impeded our ability to ship to certain foreign markets. Export regulations also prohibit the further shipment of our products from foreign markets in which we hold a valid export license to foreign markets in which we do not hold an export license for the products.

      In addition, in the fall of 2000, the Department of Commerce adopted new regulations restricting the export of technology used in our weapon systems. These regulations apply to both the technology incorporated in our weapon systems and in the processes used to produce them. The technology export regulations do not apply to production that takes place within the United States, but is applicable to all sub-assemblies and controlled items manufactured outside the United States.

Foreign Regulation

      Foreign regulations which may affect our weapon systems are numerous and often unclear. We prefer to work with a distributor who is familiar with the applicable import regulations in each of our foreign markets. Experience with foreign distributors in the past indicates that restrictions may prohibit certain sales of our products in a number of countries. The countries in which we are aware of restrictions include: Belgium,

Denmark, Hong Kong, Italy, Japan, New Zealand, Norway, Sweden, and Switzerland. Additionally, Australia, Canada and India permit our products to be sold only to law enforcement and corrections agencies.

      Previously, the United Kingdom was among the countries where TASER technologies were prohibited. However, in January 2003, the British Police announced that the national government would be backing a TASER pilot program for five police forces within the UK. The agencies participating in the trial program of the ADVANCED TASER M26 include: the Northamptonshire Police, Lincolnshire Police, Thames Valley Police, North Wales Police and Metropolitan Police. This decision came after the completion of two years of testing by the Police Scientific Development Branch of the Home Office in England, during which the product was reviewed for operational effectiveness and medical safety.

Intellectual Property

      We protect our intellectual property with a variety of patents and trademarks. In addition, we use confidentiality agreements with employees, consultants and key suppliers to ensure the confidentiality of our trade secrets.

      We hold United States Patent No. 5,771,663, on the construction of the gas cylinder used to store the compressed nitrogen in our cartridges. This patent expires in 2015. On July 2, 2002, we also purchased U.S. Patent No. 5,078,117 from Mr. John Cover. This patent covers the process by which compressed gases launch the probes in our cartridges and expires in 2009. Using this compressed gas technology instead of gunpowder prevents our products from being classified as firearms by the Bureau of Alcohol, Tobacco and Firearms. Previously we licensed the use of this patent from Mr. Cover. In addition, we have broad-based patent applications pending that cover the energy wave form developed for the ADVANCED TASER, as well as applications for new technologies currently under development.

      We own the AIR TASER and TASER registered trademarks as well as several unregistered trademarks. In addition, in 2001, we purchased the internet domain name “TASER.com”.

Research and Development

      Our research and development initiatives are categorized into two separate classifications. The first is internally funded research and development, and the second is research funded by the Office of Naval Research. Both categories focus on next generation technology, yet are differentiated by their time to completion and accounting treatment. Internally funded research has been primarily focused on improvements to existing TASER products, or the development of new applications for TASER technology. The work being done for the Office of Naval Research has been based upon the premise of developing weapon systems to be used in military combat or policing activities where a more extensive design set may be required. These projects are more long-term in nature, and involve several outside resources. Both avenues of research are led by our internal personnel and make use of specialized consultants when necessary. These initiatives include bio-medical research and electrical and mechanical engineering design. We expect that future development projects will focus on reducing the size, extending the range, and improving the functionality of our weapons.

      Our investment in internally funded research totaled $137,000 in 2002, and $43,000 in 2001. The research funded by the Office of Naval Research (ONR) has been completed on a cost-plus-profit basis, and the grant proceeds in 2002 were $179,545. Monthly, an invoice summarizing the reimbursable expenses is submitted to the ONR for payment. The payment request details the costs expensed in the period and adds a nominal profit. Because this project generates profit for the Company, the reimbursement is recognized as a component of revenue, and the associated expenditures are expensed as a component of cost of products sold. Prior to April 2002, there was no work performed for the ONR.

      We expect as we progress with projects underway, that our research and development expenditures will increase as a percentage of sales. This is due to the costs associated with conducting and preparing biomedical studies, and contracting the services of medical experts to review our product developments. It is our intent to complete at least one new project by mid-to-late 2003, and to introduce a new line of cartridges to our law enforcement customers by June of 2003.

Employees

      As of December 31, 2002, we had 73 full-time employees, 46 direct manufacturing employees and 27 administrative and manufacturing support employees. Of the 27 administrative and manufacturing employees; eight were involved in sales, marketing and training; five were employed in research, development and engineering; eight were employed in administrative functions inclusive of executive management, legal, finance, accounting and investor relations; three were employed in the information systems technologies; and three were employed in manufacturing support functions.

      Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Corporate Information

      We were incorporated in Arizona in September 1993 as ICER Corporation. We changed our name to AIR TASER, Inc. in December 1993 and to TASER International, Incorporated in April 1998. In February 2001, we reincorporated in Delaware as TASER International, Inc.

Item 2.     Description of Property

Principal Location

      We conduct our operations from a modern 11,800 square-foot leased facility in Scottsdale, Arizona. The monthly rent for this facility is approximately $13,000. Our lease expires on December 31, 2005. We do not believe this facility will meet our needs for the next three years, and are currently negotiating for additional space.

Investment Policies

      Our investment policy to date has been to focus resources on the development of our core business. To that end, our capital investments are made in the areas of fixed assets that will generate income through improved productivity or advanced technology. Cash reserves are invested in interest bearing accounts and government securities. As of December, 2002, we had no investments in real estate or public securities.

Item 3.     Legal Proceedings

      In February 2000, Thomas N. Hennigan, a distributor of our products from late 1997 through early 2000, sued us in the United States District Court, Southern District of New York. Mr. Hennigan claims the exclusive right to sell our products to many of the largest law enforcement, corrections, and military agencies in the United States. He seeks monetary damages in the aggregate amount of $400 million against us and certain of our officers allegedly arising in connection with his service to us as a distributor on theories of our failure to pay commissions, breach of contract, interference with contract, and on related theories. We signed no contract with Mr. Hennigan. We also believe that he has no reasonable basis for claims to informal or implied contractual rights. As a result, we believe his claims are without merit, and the litigation will have no material adverse affect on our business, operating results or financial condition. Mr. Hennigan’s suit was dismissed in February 2001 for lack of jurisdiction of the New York court and the case was transferred to the United States District Court for the District of Arizona. Mr. Hennigan died in April 2001. The case is now being prosecuted by his estate. We filed two motions for partial summary judgment in November 2002 which are currently pending before the court.

      In April 2001, James F. McNulty Jr. sued us in the United States District Court, Central District of California. The lawsuit alleges that certain technology used in the firing mechanism for our weapons infringes upon a patent for which Mr. McNulty holds a license, and sought injunctive relief and unspecified monetary damages. In February 2002, we won a motion for summary judgement that limits Mr. McNulty’s right to sue for damages only to dates after February 2001. On July 29, 2002, we again won a motion for summery judgment in which the Court ruled that no product manufactured by the Company infringed the claims of the patent licensed by McNulty. We were notified in August 2002 that the plaintiff filed an appeal. We intend to respond to the appeal, and based upon the original decision by the lower court, we believe that the claims are without merit and that the litigation will not have a material adverse effect on the Company’s financial condition or results of operations.

      In May 2001, the Company filed a complaint against Electronic Medical Research Laboratories, Inc., doing business as Taser Technologies, formerly Tasertron, in the United States District Court for the District of Arizona. The complaint alleges trademark infringement, unfair competition and interference with contractual relations, and seeks monetary damages and injunctive relief. In December 2002, we filed a motion for summary judgment and the defendant filed a motion for summary judgment, both of which are currently pending before the court. A date has not yet been set for oral argument.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

Market Information

      Our Common Stock is quoted under the symbol “TASR” on The Nasdaq SmallCap Market. Our Warrants to purchase one share of Common Stock are quoted under the symbol “TASRW” on The NASDAQ SmallCap Market.

      The following tables set forth the high and low closing sales prices, per share or warrant, for our Common Stock and Warrants as reported by Nasdaq for each quarter since our initial listing of these securities on The Nasdaq SmallCap Market in May 2001:

Common Stock “TASR”

Fiscal Quarters	High	Low

June 30, 2001(1)	$7.30	$5.35
September 30, 2001	$9.31	$5.60
December 31, 2001	$15.14	$8.25
March 31, 2002	$19.70	$13.08
June 30, 2002	$20.60	$11.86
September 30, 2002	$12.20	$4.71
December 31, 2002	$4.80	$3.40

(1)	From May 8, through June 7, 2001, our Common Stock traded only as a component of a unit consisting of one and one-half shares of Common Stock and one and one-half Warrants to purchase one share of Common Stock. This unit traded under the symbol “TASRU”. As of June 7, 2001, our Common Stock and Warrants began trading separately. These prices reflect the sales prices of our Common Stock beginning June 7, 2001.

Public Warrants “TASRW”

Fiscal Quarters	High	Low

June 30, 2001(1)	$2.45	$1.40
September 30, 2001	$3.20	$1.25
December 31, 2001	$6.75	$2.55
March 31, 2002	$10.95	$5.61
June 30, 2002	$11.86	$6.15
September 30, 2002	$6.49	$2.60
December 31, 2002	$2.10	$1.42

(1)	From May 8, through June 7, 2001 our Warrants traded only as a component of a unit consisting of one and one-half shares of Common Stock and one and one-half Warrants to purchase one share of Common Stock. This unit traded under the symbol “TASRU”. As of June 7, 2001, our Common Stock and Warrants began trading separately. These prices reflect sales prices for our Warrants beginning June 7, 2001.

Holders

      As of February 28, 2003 there were approximately 40 holders of record of our Common Stock, and approximately 8 holders of record of our public warrants.

Dividends

      We have never declared or paid dividends on our Common Stock, and cannot declare or pay dividends or make any other distributions upon any of our shares of capital without the express written consent of our bank.

Recent Sales of Unregistered Securities

      No unregistered securities were sold in 2002.

Equity Compensation Plan Information

      The following table provides details of our equity compensation plans at December 31, 2002:

		Number of Securities
	Number of	to be Issued		Number of
	Securities	Upon Exercise		Securities
	Authorized for	of Outstanding	Weighted Average	Remaining
	Issuance	Options, Warrants	Exercise Price of	Available for
Plan Category	Under the Plan	or Rights	Outstanding Options	Future Issuance

Equity compensation plans approved by security holders	1,383,333	788,925 (1)	$9.27	509,354
Equity compensation plans not approved by security holders	0	0	$0.00	0
Total	1,383,333	788,925	$9.27	509,354

(1)	This figure excludes 85,054 exercised as of 12/31/02

Use of Proceeds from Registered Securities

      On May 7, 2001, the SEC declared effective Amendment No. 4 of our Registration Statement on Form SB-2. We completed our related initial public offering of 800,000 units on May 11, 2001. The initial public offering price was $13.00 per unit. The gross proceeds of the offering were $10,400,000. Our net proceeds from the offering, after deducting underwriter discount, fees and expenses, aggregated approximately $8,400,000.

      Through December 31, 2002, we had used approximately $4.8 million of the net proceeds from the offering as follows:

Repayment of note payable to stockholder	$556,000
Accrued interest on notes payable to stockholders	268,000
Repayment of notes due to unrelated private lender, including accrued interest	612,800
Repayment of note to third party lender	190,000
Repayment of revolving line of credit	376,000
Purchases of inventory	940,000
Research and development expenditures	43,000
Production tooling and equipment	203,000
Other working capital/general corporate purposes	1,611,200
Total	$4,800,000

Item 6.     Management’s Discussion and Analysis or Plan of Operation

Overview

      We develop, assemble and market less-lethal, conducted energy weapons primarily for use in the law enforcement and corrections market. Over 2,000 police departments in the United States have made initial purchases of our products and 159 police departments, including the Cities of Phoenix, Reno, Sacramento, and Albuquerque, have purchased or plan to purchase our ADVANCED TASER M26 for every on duty patrol officer.

      In 2001, we made several significant changes to support the growing demand for the ADVANCED TASER product line. We discontinued outsourcing of the final assembly of our products in Mexico, moved these operations to our Scottsdale headquarters, and developed a manufacturing infrastructure inclusive of direct assembly and material management to support product demand.

      We completed an initial public offering of securities in May of 2001. In this offering, we sold 800,000 units for $13.00 each, with net proceeds to us of $8.4 million. Each unit included one and one half shares of common stock and one and one half warrants, each whole warrant to purchase one share each of common stock. The warrants are exercisable before May 2006, to purchase common stock for $9.53 per share.

      We concentrated our management efforts in developing our infrastructure in 2002. We evaluated our existing structure and management strengths, and expanded our team with new additions in the areas of research and development, executive management and legal counsel. We also organized our resources into three distinct divisions in order to better manage annual objectives, and improve our operating results. We added new personnel in Manufacturing with experience in larger volume production, and we expanded our production capabilities by investing in new equipment for testing and qualifying our finished products. We also trained new manufacturing employees, which temporarily reduced labor efficiencies.

      During 2002, we also invested significantly in the area of sales and marketing. We developed our messages and print media, as well as expanded our reach into leading law enforcement organizations and sponsorships. We initiated targeted direct mail campaigns to the top law enforcement agencies, and added more direct sales employees to pursue the growing number of customer inquiries. And, we further developed our training programs in 2002, recognizing this is a valued tool in reducing the time from customer introduction to final purchase.

      Although our investments in the organizational structure, sales and marketing programs and new product development resulted in a reduction of net income for 2002, we believe our emphasis in building teams focused on growth will accelerate our market penetration in the coming years.

Critical Accounting Policies

      We have identified the following policies as critical to our business operations and the understanding of our results of operations. The preparation of this Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The effect of these policies on our business operations is discussed below where such policies affect our reported and expected financial results.

      Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We recognize revenues when pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. In addition, all sales are final, with no right of return. We charge certain of our customers shipping fees, which are recorded as a component of net sales. We record training revenue as the service is provided.

      Warranty Costs. We warrant our products from manufacturing defects for their lives and replace any defective AIR TASER unit with a new one for a $25 fee and any defective ADVANCED TASER unit with a new one for a $75 fee. We track historical data related to returns and related warranty costs on a quarterly basis, and estimate future warranty claims by applying our four quarter average return rate to our product sales for the period. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers.

      Inventory. Our inventory balance includes the application of overhead expenditures. This calculation is based upon the standard manufacturing costs for each sub assembly and finished product in inventory at the period end, and includes allocations for indirect manufacturing, manufacturing overhead expenditures and engineering expenses incurred during the period.

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

Selected Financial Data

      The following discussion of the results of operations and analysis of financial condition for the two years ended December 31, 2002 and 2001 may be understood more fully by reference to the financial statements and notes to the financial statements included elsewhere within this report.

      The selected statement of income data and balance sheet data presented below set forth a summary of data relating to our results of operations as of, and for the years ended, December 31, 2002 and 2001. This data has been derived from our audited financial statements and should be read in conjunction with the financial statements and notes included elsewhere in this report.

	December 31,	December 31,
Statements of Operations Data:	2002	2001

Net sales	$9,842,777	$6,853,272
Gross margin	5,536,226	3,938,842
Sales, general and administrative expenses	5,038,758	3,123,224
Income from operations	361,011	772,256
Interest income	57,931	90,285
Interest expense	38,196	246,776
Income before taxes	380,746	620,025
Income tax provision	171,843	104,996
Net income	$208,903	$515,029
Basic earnings per share	$0.07	$0.22
Diluted earnings per share	$0.07	$0.17

Balance Sheet Data:
Working Capital	$5,336,963	$4,966,184
Total Assets	7,904,213	8,054,679
Total Current Liabilities	1,804,305	2,455,656
Long Term Portion of Capital Lease Obligations	15,846	50,979
Total Stockholders Equity (Deficit)	$6,014,601	$5,528,733

Results of Operations

      Net Sales. Net Sales increased by $3.0 million, or 43.6%, to $9.8 million in 2002 compared to $6.9 million in 2001. This increase was almost entirely due to the increased sales of the ADVANCED TASER. Specifically, ADVANCED TASER sales increased $3.0 million to $8.5 million in 2002, compared with $5.5 million recorded in 2001. AIR TASER sales decreased $338,000 in 2002 to $966,000 as compared with $1.3 million in 2001. In 2002, grant funding from the Office of Naval Research (ONR) was included in the Company’s net sales. In total, this revenue accounted for an increase of $180,000 for 2002.

      For the years ended December 31, 2002 and 2001, sales by product line were as follows (amounts in thousands):

Product Line	2002	%	2001	%

ADVANCED TASER (including cartridges and accessories)	$8,494	86.3%	$5,460	79.7%
AIR TASER (including cartridges and accessories)	966	9.8%	1,304	19.0%
Miscellaneous sales (training, freight, services & equipment)	203	2.1%	0	0.0%
Grant Proceeds from the Office of Naval Research	180	1.8%	89	1.3%
Net Sales	$9,843	100.0%	$6,853	100.0%

      Cost of Products Sold. Cost of products sold increased by $1.4 million, or 47.8%, to $4.3 million in 2002 compared to $2.9 million in 2001. As a percentage of net sales, cost of products sold increased 1.3% to 43.8% of net sales, from 42.5% in 2001. This increase was primarily a result of three factors: increased scrap, the addition of expenditures related to our research grant with the Office of Naval Research, and labor inefficiencies created by product upgrades and new hires. During 2002, the Company incurred a total charge of approximately $163,000 associated with in-line production scrap, warranty returns, and replacement products resulting from a combination of training issues and defective electronic components provided by an external vendor. Warranty costs under the ADVANCED TASER replacement policy totaled $79,200 in 2002, and $43,000 in 2001. The amount for 2002 includes $25,000 recorded in connection with a series of ADVANCED TASERS that we recalled in the second quarter of 2002 due to a defective electronic component.

      Due to the projected ramp of product sales, 16 new direct assembly operators were hired and trained during the first and second quarters of 2002. Although by year end their efficiency had improved, this added labor cost negatively affected our direct labor to sales ratios for the year. Management believes that with the current levels of finished goods inventory, and the streamlining of production, additional new hires should not be required for growth during fiscal 2003.

      Fiscal 2002 also marked the first year of expenses associated with research grant funding. Although the grant does allow the Company to recover costs on a cost-plus-profit basis, the margin generated by this work is significantly lower than the gross margins generated through the sale of the Company’s manufactured products.

      Gross Margin: Gross margins improved by $1.6 million, or 40.6%, to $5.5 million for the year ended December 31, 2002 compared to $3.9 million for the year ended December 31, 2001. This increase is largely attributable to the higher level of ADVANCED TASER product sales. As a percentage of sales, gross margins declined 1.3% to 56.2% in 2002, down from 57.5% in 2001. This decrease was the result of increased labor and scrap charges, coupled with lower margins recognized from the ONR research grant.

      Sales, General and Administrative Expenses. Sales, general and administrative expenses increased $1.9 million, or 61.3%, to $5.0 million in 2002 from $3.1 million expensed in 2001. As a percent of sales, sales, general and administrative expenses increased by 5.6%, to 51.2%, from 45.6% in 2001. However, during fiscal 2002, administrative expenses were reduced by 0.6% of sales to 24.3% as compared with 24.9% for fiscal 2001. This reduction in administrative expenses was targeted in order to provide additional funding to promote a new marketing campaign in the third and fourth quarters. This reduction was achieved net of significant increases in the Company’s legal, insurance and investor relations expenditures.

      In 2002, the Company developed and implemented two new media campaigns. The first was a series of print ads and cable ads developed to test the consumer response to our new M18 product line. The second was the development of a CD/ DVD package geared toward the law enforcement community. The mailing of this package was sent to more than 10,000 individuals working in the largest police departments in the United States and abroad. These two campaigns, coupled with other advertisements in law enforcement publications resulted in an annual increase of $273,000 in advertising expenditures from $20,000 in 2001 to $293,000 in 2002.

      Trade shows and travel expenses comprised the second area of significant increases in selling expenses during 2002. The Company targeted key regional and national law enforcement trade shows where it could demonstrate the ADVANCED TASER weapon system to leading departments. In addition, the Company sponsored it’s third annual U.S. tactical conference for the trained master instructors, and law enforcement training officers, and initiated its first European tactical conference to reach more than 11 countries, including the United Kingdom, Germany, Israel, Greece, Romania and the Netherlands, who expressed an interest in, or are deploying the M26. In total, the costs associated with conducting these trade shows and conferences increased our trade show and travel expenditures by $387,000 in 2002 to $1.1 million from the $730,000 expensed in 2001. The Company plans to continue investments in the area of trade shows and conferences in 2003 and 2004, as it has provided the ability to mass market its products to a target audience.

      Commissions paid to outside sales representatives were the third largest component of increased selling expenses. In November of 2001, the Company contracted with several manufacturers’ representatives to aid in promoting the sale of the ADVANCED TASER weapon system in the law enforcement industry. In 2001, $422,000 was paid to these representatives for their efforts in the third and fourth quarters, which included the sale to United Airlines in December of 2001. In 2002, the amount paid to these representatives was more than $624,000, an increase of $200,000 for the year. The Company determined that these commissioned representatives, with a few minor exceptions, have not been productive in the law enforcement market. As a result, the Company has transitioned the majority of these commissioned representatives solely into the commercial consumer market in 2003.

      The last significant increase in selling expenses was the investment in lobbying efforts to aid with government relations and sales to both the airline and law enforcement industry. During fiscal 2002, the company spent $90,000 with two lobbying firms. Of these expenses, $67,000 was used to aid in promoting legislative issues pertaining to the use of our TASER products on board commercial aircraft. The remaining $23,000 was paid to a local firm to assist with completion of the City of Phoenix sale in December 2002.

      Interest Income. Interest income decreased $32,000 to $58,000 in 2002, from the $90,000 recorded in fiscal 2001. The decline in income resulted from the use of approximately $2.0 million of cash to reduce debt and purchase raw material inventory. As of December 31, 2002, $2.6 million of cash was invested in interest bearing accounts.

      Interest Expense. Interest expense decreased by $209,000, or 84.5%, to $38,000 in 2002 as compared to $247,000 in 2001. This decrease was a result of the repayment of both long and short-tern debt made possible by the proceeds of our initial public offering completed in May 2001.

      Income Taxes. The provision for income tax increased by $67,000, or 63.7%, to $172,000 in 2002, as compared to $105,000 in 2001. This was the result of both an increased effective tax rate and the effect of a deferred tax benefit in 2001 related to a change in the Company’s tax structure which was effective January 1, 2001.

      In early 2001, our tax reporting status was changed to that of a C-corporation. When our reporting status changed, our accumulated shareholder deficit was converted to additional paid-in capital. As a result of the conversion from an S-Corporation to a C-Corporation, there are no net operating loss carry forwards available to us. We did however, recognize a deferred tax benefit of $140,000 in 2001. This benefit was the result of differences in basis between financial reporting and tax reporting that were recognized in the fourth quarter of 2001. The 2002 rate increase was due to the C corporation status and non-deductible lobbying expenses.

      Net Income. Net income decreased by $306,000, to $209,000, in 2002 as compared to net income of $515,000 in 2001. The decrease in net income resulted primarily from the increases in cost of products sold and selling expenses, as well as the change in our effective tax rate as described above. The decrease in net income resulted in a decline of $0.15 of basic earnings per share to income per basic share of $0.07 for 2002 compared to income per basic share of $0.22 in 2001. Basic earnings per share calculations were based upon weighted average shares outstanding of 2,796,767 in 2002 and 2,303,386 outstanding in 2001. Additionally, diluted earnings per share decreased to $0.07 in 2002 as compared with earnings of $0.17 per share for 2001. Diluted earnings per share calculations were based upon weighted average shares outstanding of 2,909,617 in 2002 and 3,029,330 in 2001.

Liquidity and Capital Resources

      Historically we sustained significant operating losses. From our inception through December 31, 2000, our operations were financed through advances from and investments by major stockholders, and bank financing guaranteed by major stockholders. In both 2002 and 2001, we generated net income.

      Liquidity. As of December 31, 2002, we had working capital of $5.3 million compared to working capital of $5.0 million at December 31, 2001. The improvement in working capital from 2001 to 2002 was primarily due to the decrease in short term debt.

      During 2002, we used $835,000 of cash in operations compared to the $555,000 used in operations in 2001. The increase in cash used in operations was due primarily to our increased investment in raw materials. The higher level of inventory was a result of purchases made in anticipation of strong fourth quarter revenue, which did not materialize. We believe we will be able to significantly reduce our investment in inventory by the end of fiscal 2003 through more efficient purchasing and improved inventory management.

      We also used $387,000 of cash in investing activities during 2002, compared to $453,000 of cash used in investing activities in 2001. The funds invested in 2002 were used to purchase production equipment required to increase production capacity, to purchase office equipment and computers, to purchase the TASER trademark, and manufacturing patent, and to purchase the TASER.com web-site. The cash used for financing activities totaled $838,000 in 2002 as compared with $6.4 million provided by financing activities in 2001. The funds used in 2002 were applied to the payment of notes payable and our revolving line of credit. In 2001, the

$5.4 million provided by financing activities was a direct result of the net proceeds from our initial public offering, less debt repayment.

      Capital Resources. On December 31, 2002, we had cash of $3.6 million and less than $20,000 of long term debt outstanding. Additionally, the Company has generated net income of $209,000 in 2002, and $515,000 in 2001, with an expectation of being profitable in 2003. We believe after payment of debt and accounts payable outstanding as of December 31, 2002, our monthly cash flow from operations will be adequate to cover monthly obligations.

      We obtained a revolving line of credit from a domestic bank with a total availability of $2.5 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime plus 1%. The line of credit matures on May 31, 2003 and requires monthly payments of interest only. The outstanding balance under the line of credit at December 31, 2002 was $385,000, and $2,115,000 was available for future borrowings. The $385,000 was subsequently paid in full on January 9, 2003.

      We believe that our projected operating income in 2003, when added to our cash reserves of $3.6 million as of December 31, 2002, will be adequate to fund our operations in 2003. However, should our marketing efforts abroad, result in a large full scale deployment, or if during 2003 the Transportation Security Administration approves our weapons for use onboard commercial aircraft, we may require additional resources to expedite manufacturing in order to meet possible demand for our weapons in the law enforcement, commercial airline and consumer markets as early as the fourth quarter of 2003. We believe funding will be available at terms favorable to us, both through our existing credit lines and possible additional equity financing.

Item 7.     Financial Statements

      The information required by this Item is incorporated herein by reference to the financial statements beginning on page F-1.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Change in Certifying Accountant

      On June 10, 2002, the Company, at the request of the Board of Directors, filed a Form 8-K to disclose a change in registrant’s certifying accountant from Arthur Andersen, LLP to Deloitte & Touche, LLP. There were no disagreements, adverse opinions or disclaimer of opinion by Arthur Andersen, LLP at the time of the change.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The information concerning the identification and business experience of directors is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2003 Annual Meeting of Stockholders under the heading “Election of Directors,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2002.

      The information concerning the identification and business experience of our executive officers is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2003 Annual Meeting of Stockholders under the heading “Executive Officers,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2002.

      The information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth in our definitive proxy statement for 2003 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2002.

      The information concerning significant employees and family relationships is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2003 Annual Meeting of Stockholders under the heading “Significant Employees and Family Relationships,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2002.

Item 10.     Executive Compensation

      The information concerning executive compensation is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2003 Annual Meeting of Stockholders under the heading “Executive Compensation,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2002.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

      The information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2003 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2002.

Item 12.     Certain Relationships and Related Transactions

      The information concerning certain relationships and related transactions is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2003 Annual Meeting of Stockholders under the heading “Certain Transactions,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2002.

Item 13.     Exhibits and Reports on Form 8-K

      (a) Exhibits to Form 10-KSB

3.1	Company’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
3.2	Company’s Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
4.1	Reference is made to pages 1 – 4 of Exhibit 3.1 and pages 1 – 5 and 12 – 14 of Exhibit 3.2
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
4.3	Form of Public Warrant (incorporated by reference to Exhibit 4.3 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
4.4	Form of Unit Certificate (incorporated by reference to Exhibit 4.4 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
4.5	Form of Warrant and Unit Agreement (incorporated by reference to Exhibit 4.5 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

4.6	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.6 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.1	Employment Agreement with Patrick W. Smith, dated July 1, 1998 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)(1)
10.2	Employment Agreement with Thomas P. Smith, dated November 15, 2000 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)(1)
10.3	Employment Agreement with Kathleen C. Hanrahan, dated November 15, 2000 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)(1)
10.4	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.5	Form of Indemnification Agreement between the Company and its officers (incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.6	1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)(1)
10.7	2001 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)(1)
10.8	Form of Warrant issued to Bruce Culver and Phil Smith (incorporated by reference to Exhibit 10.8 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.9	Promissory Note, dated October 24, 2000, payable to Bank of America in the amount of $60,000 and related guarantee and security documents (incorporated by reference to Exhibit 10.12 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.10	Lease between the Company and Norton P. Remes and Joan A. Remes Revocable Trust, dated November 17, 2000 (incorporated by reference to Exhibit 10.14 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.11	Credit Agreement, dated May 31, 2002, between the Company and Bank One, NA (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-QSB, filed August 12, 2002)
10.12	Form of Sales Representative Agreement with respect to services by and between the Company and Sales Representatives (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 15, 2002), as amended
10.13	Lease Agreement, dated April 17, 2001, payable to GE Capital Corporation in the amount of $37,945
10.14	Employment Agreement with Douglas E. Klint, dated December 15, 2002
23.1	Consent of Deloitte & Touche, LLP, independent auditors
99.1	Certain Factors to Consider in Connection with Forward-Looking Statements
99.2	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management contract or compensatory plan or arrangement

      (b) Reports on Form 8-K

None.

      Financial Statements:

The Financial Statements listed below are located after the signature page and begin on page F-1.

Item 14.     Controls & Procedures

      Our Chief Executive Officer and Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company within the 90 days preceding the date of this report and concluded that such controls and procedures are effective to make known to us all material information about the financial and operational activities of the Company. The registrant’s certifying officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.
(Registrant)

/s/ PATRICK W. SMITH
_______________________________________ Patrick W. Smith,
Chief Executive Officer

Date: March 14, 2003

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2003	/s/ PATRICK W. SMITH Patrick W. Smith, Chief Executive Officer

Date: March 14, 2003	/s/ THOMAS P. SMITH Thomas P. Smith, President

Date: March 14, 2003	/s/ KATHLEEN C. HANRAHAN Kathleen C. Hanrahan, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 14, 2003	/s/ PHILLIPS W. SMITH Phillips W. Smith, Director

Date: March 14, 2003	/s/ MATTHEW R. MCBRADY Matthew R. McBrady, Director

Date: March 14, 2003	/s/ BRUCE R. CULVER Bruce R. Culver, Director

Date: March 14, 2003	/s/ BERNARD B. KERIK Bernard B. Kerik, Director

Date: March 14, 2003	/s/ MARK W. KROLL Mark W. Kroll, Director

CERTIFICATIONS

      I, Patrick W. Smith, principal executive officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of TASER International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the date of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	By: /s/ PATRICK W. SMITH Patrick W. Smith Chief Executive Officer

CERTIFICATIONS

      I, Kathleen C. Hanrahan, principal financial officer, certify that:

1. I have reviewed this annual report on Form 10-QSB of TASER International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

d) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the date of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	By: /s/ KATHLEEN C. HANRAHAN Kathleen C. Hanrahan Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

TASER International, Inc.
Scottsdale, AZ

      We have audited the accompanying balance sheet of Taser International (the “Company”) as of December 31, 2002, and the related statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 4, 2002.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

/s/ DELOITTE & TOUCHE, LLP

Phoenix, Arizona

January 24, 2003

THE FOLLOWING REPORT IS A COPY OF THE PREVIOUSLY ISSUED ARTHUR ANDERSEN, LLP REPORT. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN, LLP NOR HAS ARTHUR ANDERSEN, LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-KSB.

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

ARTHUR ANDERSEN, LLP

/s/ ARTHUR ANDERSEN, LLP

Phoenix, Arizona
February 4, 2002

TASER INTERNATIONAL, INC.

BALANCE SHEETS

	December 31,

	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$3,576,937	$5,636,100
Accounts receivable, net of allowance of $20,000 in 2002 and $29,000 in 2001	888,142	765,328
Inventory	2,334,809	801,926
Prepaids and other	113,749	103,829
Income tax receivable	74,952	53,817
Deferred income tax asset	152,679	60,840

Total current assets	7,141,268	7,421,840
Property and equipment, net	661,374	560,423
Intangible assets, net	101,571	72,416

Total assets	$7,904,213	$8,054,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable to related parties	$—	$455,691
Current portion of capital lease obligations	37,418	51,834
Revolving line of credit	385,000	760,838
Accounts payable and accrued liabilities	1,366,432	1,154,280
Accrued interest	727	890
Customer deposits	14,728	32,123

Total current liabilities	1,804,305	2,455,656
Capital lease obligations, net of current portion	15,486	50,979
Deferred income tax liability	69,821	19,311

Total liabilities	1,889,612	2,525,946

Commitments and Contingencies (Notes 5, 7)
Stockholders’ Equity:
Preferred stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at December 31, 2002 and 2001	—	—
Common stock, $0.00001 par value per share; 50 million shares authorized; 2,809,393 and 2,734,473 issued and outstanding at 2002 and 2001	28	27
Additional paid-in capital	5,290,641	5,073,617
Deferred compensation	—	(59,940)
Retained earnings	723,932	515,029

Total stockholders’ equity	6,014,601	5,528,733

Total liabilities and stockholders’ equity	$7,904,213	$8,054,679

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.

STATEMENTS OF INCOME

For the Years Ended December 31, 2002 and 2001

	2002	2001

Net sales	$9,842,777	$6,853,272
Cost of products sold:
Direct manufacturing expense	3,322,616	2,304,669
Indirect manufacturing expense	983,935	609,761

Gross margin	5,536,226	3,938,842
Sales, general and administrative expenses	5,038,712	3,123,224
Research and development expenses	136,503	43,362

Income from operations	361,011	772,256
Interest income	57,931	90,285
Other income	—	4,260
Interest expense	38,196	246,776

Income before income taxes	380,746	620,025
Provision for income taxes	171,843	104,996

Net income	$208,903	$515,029

Net income per common share:
Basic	$0.07	$0.22
Diluted	0.07	0.17
Weighted average number of common and common equivalent shares outstanding:
Basic	2,796,767	2,303,386
Diluted	2,909,617	3,029,330

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2002 and 2001

								Total
	Common Stock		Additional	Treasury Stock			Retained	Stockholders’
			Paid-in			Deferred	Earnings	Equity
	Shares	Amount	Capital	Shares	Amount	Compensation	(Deficit)	(Deficit)

Balance, January 1, 2001	3,177,421	$32	$4,256,558	(1,666,667)	$(1,000,000)	$(79,920)	$(6,793,885)	$(3,617,215)
Issuance of shares pursuant to IPO, net of issuance costs	1,200,000	12	8,370,152	—	—	—	—	8,370,164
Cancellation of treasury shares	(1,666,667)	(17)	(999,983)	1,666,667	1,000,000	—	—	—
Discount on retirement of related party note	—	—	61,690	—	—	—	—	61,690
Elimination of accumulated deficit upon conversion from S to C corporation	—	—	(6,793,885)	—	—	—	6,793,885	—
Conversion of stock options	23,722	—	27,336	—	—	—	—	27,336
Stock options and warrants granted for payment of consulting fees	—	—	53,844	—	—	—	—	53,844
Stock options and warrants granted for loan guarantees	—	—	10,060	—	—	—	—	10,060
Cancellation of partial shares	(3)	—	—	—	—	—	—	—
Income tax effect of stock options exercised	—	—	87,845	—	—	—	—	87,845
Amortization of deferred compensation	—	—	—	—	—	19,980	—	19,980
Net income	—	—	—	—	—	—	515,029	515,029

Balance, December 31, 2001	2,734,473	27	5,073,617	—	—	(59,940)	515,029	5,528,733

Conversion of stock options	61,332	1.00	37,198	—	—	—	—	37,199
Conversion of warrants	13,588	—	6,222					6,222
Stock options granted for payment of consulting fees	—	—	6,305	—	—	—	—	6,305
Deferred compensation	—	—	(59,940)	—	—	59,940	—	—
Income tax effect of stock options exercised	—	—	227,239	—	—	—	—	227,239
Net income	—	—	—	—	—	—	208,903	208,903

Balance, December 31, 2002	2,809,393	$28	$5,290,641	—	$—	$—	$723,932	$6,014,601

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002 and 2001

	2002	2001

Cash Flows from Operating Activities:
Net income	$208,903	$515,029
Adjustments to reconcile net income to net cash (used in) provided by operating activities —
Loss on sale of fixed assets	1,029	—
Depreciation and amortization	255,502	176,519
Provision for doubtful accounts	32,327	—
Amortization of deferred compensation	—	19,980
Compensatory stock options and warrants	6,305	63,904
Deferred income taxes	(41,329)	(41,530)
Stock option tax benefits	227,239	87,845
Change in assets and liabilities:
Accounts receivable	(155,141)	(452,647)
Inventory	(1,532,883)	(580,757)
Prepaids and other	(9,920)	(79,294)
Income tax receivable	(21,135)	(53,817)
Accounts payable and accrued liabilities	212,150	564,331
Customer deposits	(17,395)	(507,206)
Accrued interest	(161)	(267,243)

Net cash used in operating activities	(834,509)	(554,886)

Cash Flows from Investing Activities:
Purchases of property and equipment, net	(377,992)	(368,140)
Proceeds from sale of fixed assets	41,355	—
Purchases of intangible assets	(50,000)	(85,000)

Net cash used in investing activities	(386,637)	(453,140)

Cash Flows from Financing Activities:
Payments under capital leases	(49,909)	(45,228)
Payments on notes payable	(455,691)	(4,485,412)
Borrowings (payments) under line of credit	(375,838)	2,260,838
Payments under product financing payable	—	(189,980)
Proceeds from notes payable	—	500,000
Proceeds from Initial Public Offering, net of issuance costs	—	8,370,164
Proceeds from warrants exercised	6,222	—
Proceeds from options exercised	37,199	27,336

Net cash (used in) provided by financing activities	(838,017)	6,437,718

Net (Decrease) Increase in Cash and Cash Equivalents	(2,059,163)	5,429,692
Cash and Cash Equivalents, beginning of year	5,636,100	206,408

Cash and Cash Equivalents, end of year	$3,576,937	$5,636,100

Supplemental Disclosure:
Cash paid for interest	$37,469	$514,020

Income taxes paid	$940	$112,500

Noncash Investing and Financing Activities:
Acquisition of property and equipment under capital leases	$—	$81,945

Discount on prepayment of note payable	$—	$61,690

Fair value of stock options issued for payment of consulting and legal fees	$6,305	$53,844

Fair value of stock options and warrants issued for loan guarantees	$—	$10,060

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

1.     History and Nature of Organization

      TASER International, Inc. (TASER or the Company) was incorporated and began operations in Arizona in 1993 for the purpose of developing and manufacturing less-lethal, self-defense devices. In February 2001, the Company reincorporated in the State of Delaware. On May 11, 2001, the Company completed its initial public offering (IPO) of 800,000 units at a price of $13 per unit, consisting of one and one-half shares of common stock and one and one-half warrants, each whole warrant to purchase one share of common stock. The net proceeds received, after the underwriting discount and financing costs, totaled approximately $8.4 million.

2.     Summary of Significant Accounting Policies

      The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America.

a.	Cash and Cash Equivalents

      Cash and cash equivalents include funds on hand and short-term investments with original maturities of three months or less. Cash and cash equivalents included $3.6 million and $5.6 million deposited in highly liquid certificates of deposit and money market funds at December 31, 2002 and December 31, 2001 respectively. These accounts earned interest at an approximate rate of 1.5% during 2002 and 1.9% in 2001. Of the $3.6 million and $5.6 million on deposit at December 31, 2002 and 2001, $1.0 million and $1.5 million were required to be maintained as a compensating balances under the Company’s line of credit agreement (Note 7).

b.	Inventory

      Inventories are stated at the lower of cost or market; cost is determined using the most recent acquisition cost which approximates the first-in, first-out (FIFO) method. Inventories consisted of the following at December 31:

	2002	2001

Raw materials and work-in-process	$1,770,672	$678,406
Finished goods	564,137	123,520

	$2,334,809	$801,926

c.	Property and Equipment

      Property and equipment are stated at cost net of accumulated depreciation. Additions and improvements are capitalized while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

d.	Long-Lived Assets

      The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. In performing the review for recoverability, the Company estimates the future undiscounted cash flows expected to result from the use of the assets and its eventual disposition. The amount of the impairment loss, if an impairment exists, would be calculated based

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

on the excess of the carrying amounts of the assets over its estimated fair value. No impairment losses were recorded in 2002 or 2001.

e.	Customer Deposits

      The Company requires certain deposits in advance of shipment for foreign customer sales orders.

f.	Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities consisted of the following as of December 31, 2002 and 2001:

	2002	2001

Accounts Payable	$916,500	$765,620
Accrued Salaries	71,264	53,786
Accrued Expenses	378,668	334,874

Total	$1,366,432	$1,154,280

g.	Cost of Products Sold

      At December 31, 2002 and 2001, costs of products sold included the manufacturing costs, including materials, labor and overhead related to finished goods and components. Shipping costs incurred related to product delivery are also included in cost of products sold.

h.	Revenue Recognition

      The Company recognizes revenues when pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. In addition, all sales are final, with no right of return. Certain of the Company’s customers are charged shipping fees, which are recorded as a component of net sales. Training revenue is recorded as the service is provided.

      Also included as a component of revenue is development funding provided by the Office of Naval Research, under a cost-plus contract. Monthly, an invoice summarizing the reimbursable expenses is submitted to the ONR for payment. The payment request details the costs expensed in the period and adds a nominal profit. The total amount invoiced for this work in 2002 was $179,545. The Company did not have grant funding in 2001.

i.	Use of Estimates

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

j.	Advertising Costs

      In accordance with Statement of Position 93-7 “Reporting on Advertising Costs”, the Company expenses the production cost of advertising as incurred. The Company incurred advertising costs of $292,895 and $19,872 in 2002 and 2001, respectively. Advertising costs are included in sales, general and administrative expenses in the accompanying statements of operations.

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

k.	Warranty Costs

      The Company warrants its product from manufacturing defects, and will replace any defective AIR TASER units with a new one for a $25 fee, and defective ADVANCED TASER units for a $75 fee. A summary of changes in the warranty accrual for the two-year period ended December 31, 2002 is as follows:

	2002	2001

Balance at beginning of period	$43,250	$105,250
Utilization of Accrual	62,575	105,000
Warranty Expense	79,200	43,000

Balance at end of period	59,875	43,250

l.	Research and Development Expenses

      The Company expenses research and development costs as incurred. The Company incurred product development expense of $136,503 and $43,362 in 2002 and 2001, respectively.

m.	Income Taxes

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

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

n.	Concentration of Credit Risk and Major Customers

      Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable, accounts payable and notes payable to related parties. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated potential losses. Accounts receivable are presented net of an allowance for doubtful accounts. The provision for bad debts totaled $32,327 and $0 for the year ended December 31, 2002 and 2001 respectively.

      The Company sells primarily through a network of unaffiliated distributors. As such, the number of customers for the Company is small, although the number of end-users is much higher. Sales to one U.S. customer represented 13.6% of total product revenue for 2002. In 2001, three different customers accounted for 10% or more of sales in that year. The respective sales for Customers 1, 2, and 3 were 12.8%, 10.9% and 10.8% in 2001.

      At December 31, 2002, the Company had receivables from three customers comprising 20.7%, 8.9% and 7.7% respectively of accounts receivable. At December 31, 2001, two customers represented 29.8% and 20.1% of accounts receivable.

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

o.	Financial Instruments

      The Company’s financial instruments include cash, accounts receivable and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded value.

      The revolving line of credit and capital lease obligations approximate fair value as rates on these instruments approximate market rates currently available for instruments with similar terms and remaining maturities.

p.	Segment Information

      Management has determined that its operations are comprised of one reportable segment. Therefore, no separate segment disclosures have been included in the accompanying notes to the financial statements.

      For the years ended December 31, 2002 and 2001, sales by product were as follows:

	2002	2001

	(In thousands)
Sales by product line:
ADVANCED TASER	$8,494	$5,460
AIR TASER	966	1,304
Misc. (Training, freight, services & equipment)	203	89
Grant proceeds from the Office of Naval Research	180	—

	$9,843	$6,853

Geographic:
United States	90%	91%
Other countries	10	9

	100%	100%

      Sales to customers outside of the United States are denominated in U.S. dollars.

q.	Stock-Based Compensation

      At December 31, 2002, the Company had two stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended
	December 31,

	2002	2001

	(In thousands)
Net Income, as reported	$209	$515
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(870)	407

Pro forma net income	$(661)	$108

Basic net income (loss) per share:
As reported	$0.07	$0.22
Pro forma	(0.24)	0.05
Diluted net income (loss) per common share:
As reported	0.07	$0.17
Pro forma	(0.23)	0.04

r.	Income Per Common Share

      The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if outstanding stock options were exercised. The calculation of the weighted average number of shares outstanding is as follows:

	Year Ended December 31,

	2002	2001

Weighted average shares outstanding — basic	2,796,767	2,303,386
Effect of dilutive outstanding stock options	112,850	725,944

Weighted average shares outstanding — diluted	2,909,617	3,029,330

      Basic net income per share is based upon the weighted average number of common shares outstanding during the period.

s.	Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to annual impairment tests. SFAS No. 142 also established a new method of testing goodwill for impairment. The Company adopted SFAS 142 on January 1, 2002. The adoption had no effect on the Company.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of the Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in the Opinion). There was no effect from adopting SFAS No. 144 effective January 1, 2002.

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 supersedes guidance established in the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 94-3 regarding certain exit and disposal costs. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148’s amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. SFAS No. 148’s amendment of the disclosure requirements of APB Opinion No. 28 is effective for financial reports containing consolidated financial statements for interim periods beginning after December 15, 2002. The Company plans to continue to record stock based employee compensation using the intrinsic value method, according to APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accountings and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” which clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. FIN 45 also requires certain guarantees that are issued or modified after December 31, 2002, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require identification of the Company’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses or stands to gain from a majority of its expected returns. The interpretation is effective after January 31, 2003 for any VIE created after that date and is effective July 1, 2003 for VIEs created before February 1, 2003. The Company does not believe the adoption of FIN 46 will have a material impact on the Company’s financial statements.

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Property and Equipment

      Property and equipment consist of the following at December 31, 2002 and 2001:

	Estimated Useful Lives	2002	2001

Leasehold improvements	lesser of life of asset or lease term	$44,163	$63,393
Production equipment	5 years	807,506	529,472
Telephone and office equipment	5 years	35,555	32,786
Computer equipment	3-5 years	604,698	467,057
Furniture and fixtures	5-7 years	144,239	148,894

		1,636,161	1,304,602
Less: accumulated depreciation		(974,787)	(744,179)

		$661,374	$560,423

      Depreciation expense for the years ended December 31, 2002 and 2001 was $234,657 and $163,935 respectively.

4.	Intangible Assets

      Intangible assets consist of the following at December 31:

	2002	2001

TASER Trademark	$25,000	$25,000
TASER.com domain name	60,000	60,000
U.S. Patent Number 5,078,117	50,000	—

	135,000	85,000
Less: Accumulated amortization	(33,429)	(12,584)

	$101,571	$72,416

      These intangible assets are being amortized over a period of 5 to 7 years dependent upon their estimated useful lives. Amortization expense for the years ended December 31, 2002 and 2001 was $20,845 and $12,584 respectively.

      Estimated amortization for intangible assets for the next five years is as follows:

2003	$24,692
2004	24,692
2005	24,692
2006	12,109
2007	7,692

5.	Commitments and Contingencies

     a.     Operating Leases

      The Company has entered into operating leases for office space and equipment. Rent expense under these leases for the years ended December 31, 2002 and 2001, was $146,152 and $139,033, respectively.

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Future minimum lease payments under operating leases as of December 31, 2002, are as follows for the years ending December 31:

2003	$144,126
2004	138,647
2005	142,593
2006	7,127
2007	3,563
Thereafter	0

Total	$582,208

b.	Litigation

      From time to time, the Company is involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that it maintains adequate insurance and that such matters will be resolved without a material effect on the Company’s financial position or results of operations.

      In February 2000, the Company was named a defendant in a suit with a former distributor in the state of New York asserting certain rights of exclusive representation with respect to the Company’s products. The suit was dismissed in February 2001 for lack of jurisdiction of the New York court. In March 2001, the former distributor appealed the dismissal. The Company filed two motions for partial summary judgment in November 2002 which are currently pending before the court and a status conference is scheduled for late 2003. Management believes this matter will be resolved without a material effect on the Company’s financial condition or results of operations.

      In early April 2001 a patent licensee sued the Company in the United States District Court, Central District of California. The lawsuit alleges that certain technology used in the firing mechanism for the Company’s weapons infringes upon a patent for which the licensee holds a license, and seeks injunctive relief and unspecified monetary damages. In February 2002, the Company won a motion for summary judgment that limits the licensee’s right to sue for damages only to dates after February 2001. On July 29, 2002, the Company again won a motion for summary judgment in which the Court ruled that no product manufactured by the Company infringed the claims of the patent licensed by the patent licensee. The Company was notified in August 2002 that the plaintiff filed an appeal of this ruling with the Court. The Company intends to appeal, and based upon the original decision by the court, it believes that the claims are without merit and that the litigation will not have a material adverse effect on the Company’s financial condition or results of operations.

     c.     Employment Agreements

      The Company has employment agreements with its President, Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Vice President General Counsel. The Company may terminate the agreements with or without cause. Should the Company terminate the agreements without cause, upon a change of control of the Company or death of the employee, the President, CEO, CFO and Vice President are entitled to additional compensation. Under these circumstances, these officers may receive the amounts remaining under their contracts upon termination, which could total $740,000 in the aggregate.

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes

      Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2002	2001

Current deferred tax assets:
Net operating loss carryforward	$91,610	—
Nondeductible reserves	61,069	$60,840

Total deferred tax asset	$152,679	$60,840

Long-term deferred tax (assets) liabilities:
Tax over book depreciation of property and equipment	$77,315	$22,666
Amortization of other assets	(7,494)	(3,355)

Net deferred tax liability	$69,821	$19,311

      At December 31, 2002, the Company had a net operating loss carry forward (“NOL”) for federal income tax purposes of approximately $240,000. The Company’s NOL will begin to expire in 2023.

      Significant components of the federal and state income tax expense are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2002	2001

Current:
Federal provision	$110,072	$119,968
State provision	20,442	26,558

Total current	130,514	146,526

Deferred:
Federal benefit	37,460	(35,300)
State benefit	3,869	(6,230)

Total deferred	41,329	(41,530)

Provision for income taxes	$171,843	$104,996

      A reconciliation of the Company’s effective income tax rate to the federal statutory rate follows:

Federal statutory rate	34%	34%
State tax, net of federal benefit	5	6
Nondeductible lobbying expenses	6
Change in method of accounting for income taxes		(23)

	45%	17%

7.	Line of Credit

      On May 31, 2002 the Company obtained a new revolving line of credit with a total commitment of up to $2,500,000. The line is secured by substantially all of the Company’s assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime plus 1%. The availability under this loan is computed on a monthly borrowing base. The Company’s intellectual property has been excluded

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

from the bank pledges. As part of the agreement for this loan, the Company maintains a compensating balance of $1,000,000 in a high balance savings account. The line of credit matures on May 31, 2003 and requires monthly payments of interest only. At December 31, 2002, the available borrowing under the line of credit was $2.1 million, and the amount outstanding under the line of credit was $385,000. This amount was subsequently paid in full on January 9, 2003.

      The Company’s agreement with the bank requires the Company to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage. For the year ended December 31, 2002, the Company was in compliance with all requirements.

8.	Related Party Transactions and Notes Payable

      At December 31, 2002 and 2001 debt obligations were as follows:

	2002	2001

Notes payable to stockholders, interest at varying rates of 9% to 27%, principal and interest due through July 1, 2002	$—	$455,691
Capital leases, interest at varying rates of 7% to 23%, due in monthly installments through December 2005, secured by equipment	52,904	102,813

	52,904	558,504
Less: current portion	(37,418)	(507,525)

Total	$15,486	$50,979

      At December 31, 2002, aggregate annual maturities of long-term debt and capital leases were as follows:

2003	37,418
2004	10,844
2005	4,642

$52,904

      During 1998, 1999 and 2000 the Company had several notes due to stockholders and directors of the Company at rates ranging from 9.0% to 27%. Certain notes were converted to common stock and any remaining amounts were repaid.

      In 2001, the Company leased an aircraft from its President and was obligated under an operating lease to pay a negotiated rate of $1,560 per month for rent. The lease expires August 2013. Rent expense for this aircraft for each of the twelve months ended December 31, 2002 and 2001 $4,650 and $18,673. In October 2001, the Company entered into an agreement with the President to pay approximately $29,000 for the replacement of the aircraft’s engine. The Company capitalized the cost of the engine in leasehold improvements at December 31, 2001. On March 25, 2002 this lease was terminated, as the aircraft was sold by the President. The $29,000 originally paid by the Company for the replacement of the aircraft’s engine was returned to the Company, at which time the asset value and accumulated depreciation was removed from leasehold improvements.

      Certain officers and a director of the Company have personally guaranteed the Company’s line of credit and certain capital leases.

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

9.	Stockholders’ Equity

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

     b.     Preferred Stock

      The Company is authorized to issue up to 25 million shares of preferred stock, $0.00001 par value. The Board of Directors may authorize the issuance of shares of preferred stock of any class or any series of any class and establish designations, voting powers, preferences, and relative participating, optional or other rights, if any, or the qualifications, limitations, or restrictions applicable to such shares.

c. Warrants

      At December 31, 2002, the Company has warrants outstanding to purchase 1,471,448 shares of common stock at prices ranging from $0.22 to $21.00 per share with an average exercise price of $9.96 per share and a weighted average remaining life of 3.31 years. A summary of warrants outstanding and exercisable at December 31, 2002 is presented in the table below:

Outstanding

Weighted
Average
Exercise			Expiration
Price		Warrants	Date

$0.22		8,333	1/1/03
21.00		3,333	7/31/05
3.30		22,727	7/31/05
10.00		5,000	1/22/06
9.53		1,199,533	5/8/06
12.57	(1)	232,522	5/8/06

$9.96		1,471,448

(1)	This price reflects the initial exercise price of $15.60 to exercise the underwriter’s 116,261 warrants and $9.53 to exercise the 116,261 public warrants underlying the underwriter’s warrants.

      In January 2001, the Company issued 5,000 warrants to an unrelated private lender as a loan guarantee. These warrants are exercisable at $10 per share and expire January 22, 2006. The fair value of these warrants of approximately $10,060 was expensed ratably over the life of the debt. In May 2001, the Company issued 5,769 warrants to its legal counsel for consulting services related to the IPO. These warrants were exercisable at $7.80 per share. The fair value of these warrants of approximately $12,627 was recorded in the Company’s financial statements in 2001. The warrants were exercised during 2002.

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In May 2001, in connection with the Company’s initial public offering, the Company issued 1,199,997 warrants to the public. These warrants are exercisable at $9.53 per share and expire May 8, 2006. The Company has the right to redeem the public warrants issued in the offering at a redemption price of $0.25 per public warrant after providing 30 days prior written notice to the public warrant holders, if at the time of notice, the basic net income per share of the Company’s common stock for a 12-month period preceding the date of the notice is equal to or greater than $1.00.

      In May 2001, pursuant to the underwriting agreement associated with the Company’s initial public offering, the Company issued 80,000 units consisting of 120,000 shares of common stock issuable upon exercise of the underwriter’s warrants and 120,000 shares of common stock issuable upon exercise of the public warrants underlying the underwriter’s warrants. The underwriter warrants may be exercised at any time during the four-year period commencing May 8, 2002. The exercise price for each initial unit is $15.60. The exercise price for the underlying warrant of each unit is $9.53. As of December 31, 2002, 7,478 of the 240,000 underlying warrants were exercised.

d. Stock Option Plan

      The Company has historically issued stock options to various equity owners and key employees as a means of attracting and retaining quality personnel. The option holders have the right to purchase a stated amount of shares at the estimated market value on the grant date. The options issued under the Company’s 1999 Stock Option Plan (the “1999 Plan”) generally vest over a three-year period. The options issued under the Company’s 2001 Stock Option Plan (the “2001 Plan”) generally vest over a four-year period.

      A summary of the Company’s stock options at December 31, 2002 and 2001 and for the years then ended is presented in the table below:

	2002		2001

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Options outstanding, beginning of year	521,324	$5.88	143,322	$1.14
Granted	408,600	13.86	401,724	7.29
Exercised	(61,332)	.61	(23,722)	1.15
Expired/terminated	(79,667)	—	—	—

Options outstanding, end of year	788,925	$9.27	521,324	$5.88

Exercisable at end of year	301,577	$8.38	223,670	$4.81

Options available for grant at end of year	509,354	$—	148,276	$—

Weighted average fair value of options granted in the year		$8.29		$4.08

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Stock options outstanding and exercisable at December 31, 2002 are as follows:

	Options		Options
	Outstanding		Exercisable

Range of		Average	Number
Exercise Price	Options	Life(a)	Exercisable

$ 0.60	38,834	6.00	38,834
0.66	1,642	1.00	1,642
3.30	500	8.33	431
3.30	6,667	8.83	3,333
3.40	20,000	8.83	556
3.47	5,000	9.83	—
3.74	10,000	9.75	278
3.75	40,000	9.75	—
4.86	1,000	9.42	—
6.09	3,000	9.42	83
6.55	14,224	3.33	14,224
6.55	171,500	9.00	81,925
7.20	3,958	7.92	3,958
7.21	120,000	4.00	57,500
8.25	1,500	7.83	438
8.82	500	7.67	167
10.80	17,500	7.92	17,500
11.88	20,000	3.92	20,000
14.21	25,000	9.42	4,861
16.00	198,700	9.42	38,636
16.16	25,000	9.25	4,688
17.60	64,400	4.42	12,523

$ 9.27	788,925	7.56	301,577

(a)	Weighted average remaining contractual life in years.

      The Company measures the compensation cost of its stock option plan, using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for its stock option plan. For SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), we estimated the fair value of each option grant as of the date of grant using the Black Scholes option pricing model.

	2002	2001

Volatility	98.5%	42.0%
Risk-free interest rate	3.0%	5.0%
Dividend rate	0.0%	0.0%
Expected life of options	3 years	10 years

      The Company has adopted two employee stock options plans, the 1999 Plan and the 2001 Plan. Both plans were registered on Form S-8 with the United States Securities and Exchange Commission. The total number of shares reserved under these plans were 833,333 under the Company’s 1999 Plan, and 550,000 under

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the 2001 Plan. These plans provide for officers, key employees and consultants to receive nontransferable stock options to purchase an aggregate of 1,383,333 shares of the Company’s common stock. As of December 31, 2002, 873,979 options were granted at prices equal or greater than the fair market value of the stock, 85,054 of the options granted had been exercised, and, 509,354 are remaining for future grants.

      In February 2001, the Company granted options to a consultant at an exercise price equal or greater than the value of the common stock portion of the initial per unit public offering price in the Company’s contemplated IPO. Total compensation costs associated with the option granted to the consultant is approximately $2,898. In May 2001, the Company granted 11,449 five-year options to its outside legal counsel in return for legal services. The options are exercisable at $6.55 per share and expire May 2006. The options have been recorded at their estimated fair value of $33,177 and expensed in the accompanying financial statements. Also in May 2001, the Company granted 1,775 five-year options to consultants for services rendered. The options are exercisable at $6.55 per share and expire May 2006. These options have been recorded at their estimated fair value of $5,144 and expensed in the accompanying financial statements.

      During 2002, the Company granted options to consultants at an exercise price equal or greater than the value of the common stock on the date of grant. The options vest over a three-year period. The total compensation cost associated with the options granted to consultants is approximately $32,424.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Company’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2 filed February 14, 2001 (Registration No. 333-55658), as amended)
3.2	Company’s Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
4.1	Reference is made to pages 1 – 4 of Exhibit 3.1 and pages 1 – 5 and 12 – 14 of Exhibit 3.2
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
4.3	Form of Public Warrant (incorporated by reference to Exhibit 4.3 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
4.4	Form of Unit Certificate (incorporated by reference to Exhibit 4.4 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
4.5	Form of Warrant and Unit Agreement (incorporated by reference to Exhibit 4.5 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
4.6	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.6 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.1	Employment Agreement with Patrick W. Smith, dated July 1, 1998 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)(1)
10.2	Employment Agreement with Thomas P. Smith, dated November 15, 2000 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)(1)
10.3	Employment Agreement with Kathleen C. Hanrahan, dated November 15, 2000 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)(1)
10.4	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.5	Form of Indemnification Agreement between the Company and its officers (incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.6	1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)(1)
10.7	2001 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)(1)
10.8	Form of Warrant issued to Bruce Culver and Phil Smith (incorporated by reference to Exhibit 10.8 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.9	Promissory Note, dated October 24, 2000, payable to Bank of America in the amount of $60,000 and related guarantee and security documents (incorporated by reference to Exhibit 10.12 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.10	Lease between the Company and Norton P. Remes and Joan A. Remes Revocable Trust, dated November 17, 2000 (incorporated by reference to Exhibit 10.14 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.11	Credit Agreement, dated May 31, 2002, between the Company and Bank One, NA (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-QSB, filed August 12, 2002)

Exhibit
Number	Description

10.12	Form of Sales Representative Agreement with respect to services by and between the Company and Sales Representatives (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 15, 2002), as amended
10.13	Lease Agreement, dated April 17, 2001, payable to GE Capital Corporation in the amount of $37,945
10.14	Employment Agreement with Douglas E. Klint, dated December 15, 2002
23.1	Consent of Deloitte & Touche, LLP, independent auditors
99.1	Certain Factors to Consider in Connection with Forward-Looking Statements
99.2	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management contract or compensatory plan or arrangement