Form 10QSB
period 2003-03-31
TASER INTERNATIONAL INC
filed 2003-05-02
CIK 1069183

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

or

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

(480) 991-0797
(Issuer’s telephone number)

There were 2,817,726 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of March 31, 2003.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2003

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements of TASER International, Inc. (the “Company”) include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of operating results, financial position and cash flows as of March 31, 2003 and March 31, 2002.

TASER INTERNATIONAL, INC.

BALANCE SHEETS
March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002

	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents, includes $1.0 million of compensatory balances under the line of credit	$2,842,762	$3,576,937
Accounts receivable, net of allowance	1,586,090	888,142
Inventory	2,088,110	2,334,809
Prepaid expenses	125,675	113,749
Income tax receivable	97,134	74,952
Deferred income tax asset	131,679	152,679

Total Current Assets	6,871,450	7,141,268
Property and Equipment, net	744,191	661,374
Intangible assets	95,397	101,571

Total Assets	$7,711,038	$7,904,213

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of capital lease obligations	35,236	37,418
Bank revolving line of credit	—	385,000
Accounts payable and accrued liabilities	1,334,560	1,367,159
Customer deposits	13,189	14,728

Total Current Liabilities	1,382,985	1,804,305
Capital Lease Obligations, net of current portion	8,030	15,486
Deferred Income Tax Liability	69,821	69,821

Total Liabilities	1,460,836	1,889,612

Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Common Stock, $0.00001 par value per share; 50 million shares authorized; 2,817,726 and 2,809,393 shares issued and outstanding at March 31, 2003 and December 31, 2002	28	28
Additional paid-in capital	5,297,224	5,290,641
Retained Earnings	952,950	723,932

Total Stockholders’ Equity	6,250,202	6,014,601

Total Liabilities and Stockholders’ Equity	$7,711,038	$7,904,213

     The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.

STATEMENTS OF INCOME
For the three months ended March 31, 2003 and 2002
(UNAUDITED)

	Three Months Ended

	March 31, 2003	March 31, 2002

Net Sales	$3,401,632	$2,366,875
Cost of Products Sold:
Direct manufacturing expense	1,053,634	799,185
Indirect manufacturing expense	539,338	248,384

Gross Margin	1,808,660	1,319,306
Sales, general and administrative expenses	1,329,407	1,065,958
Research and development expenses	75,446	33,075

Income from Operations	403,807	220,273
Interest Income	8,358	18,752
Other Expense net	(1,937)	(72)
Interest Expense	3,154	19,093

Net Income before Taxes	407,074	219,860
Provision for Income Tax	178,056	90,154

Net Income	$229,018	$129,706

Net Income per common and common equivalent shares
Basic	$0.08	$0.05

Diluted	$0.08	$0.03

Weighted average number of common and common equivalent shares outstanding:
Basic	2,817,541	2,793,545
Diluted	2,943,236	3,815,064

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2003 and 2002
(UNAUDITED)

	Three Months Ended

	March 31, 2003	March 31, 2002

Cash Flows from Operating Activities:
Net Income	$229,018	$129,706
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	81,706	58,286
Amortization of deferred compensation	—	4,996
Compensatory stock options and warrants	4,749	—
Deferred income taxes	21,000	—
Change in assets and liabilities:
Accounts Receivable	(697,948)	(446,983)
Inventory	246,699	(255,243)
Prepaids and other	(11,926)	36,001
Income tax receivable	(22,182)	—
Accounts payable and accrued liabilities	(32,598)	(83,649)
Customer Deposits	(1,539)	5,708

Net Cash used in operating activities	(183,021)	(551,178)
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(158,349)	(13,922)
Proceeds from sale of fixed assets	—	31,290
Purchase of intangible assets	—	—

Net Cash provided by (used in) investing activities	(158,349)	17,368
Cash Flows from Financing Activities:
Payments under capital leases	(9,638)	(10,288)
Payments on notes payable	—	(455,691)
Payments on revolving line of credit	(385,000)	—
Proceeds from warrants exercised	1,833	6,222
Proceeds from options exercised	—	28,699

Net cash used in financing activities	$(392,805)	$(431,058)

Net Decrease in Cash and Cash Equivalents	$(734,175)	$(964,868)

Cash and Cash Equivalents, beginning of period	$3,576,937	$5,636,100

Cash and Cash Equivalents, end of period	$2,842,762	$4,671,232

Supplemental Disclosure:
Cash paid for interest	$3,047	$18,481

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

The results of operations for the three month periods are not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB as filed on March 14, 2003. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 —NET SALES & COST OF PRODUCTS SOLD

The components of net sales for the three months ended March 31, 2003 and 2002 are as follows:

Sales by Product Line:	March 31, 2003	March 31, 2002

ADVANCED TASER	$3,227,616	$1,851,869
AIR TASER	135,272	448,515
Research Funding	10,266	—
Other	26,475	66,491

Total	$3,401,632	$2,366,875

The components of cost of products sold are as follows:

Cost of Products Sold	March 31, 2003	March 31, 2002

Direct Manufacturing Expense	$1,042,573	$799,185
Indirect Manufacturing Expense	539,338	248,384
Research Expense	11,061	—

Total	$1,592,972	$1,047,569

NOTE 3 —INTANGIBLE ASSETS

The Company values intangible assets as the net of the purchase prices less amortization. Amortization is calculated using the useful life of the asset acquired. As of March 31, 2003, the components of net intangible assets are as follows:

			Accumulated
Asset	Useful Life	Purchase Price	Amortization	Net Value

TASER.com Domain Name	5 Years	$60,000	$23,000	$37,000
U.S. Patent #5,078,117	6.5 Years	$50,000	$5,770	$44,230
TASER Trademark	5 Years	$25,000	$10,833	$14,167

Total		$135,000	$39,603	$95,397

As of March 31, 2002, the components of net intangible assets are as follows:

			Accumulated
Asset	Useful Life	Purchase Price	Amortization	Net Value

TASER.com Domain Name	5 Years	$60,000	$11,000	$49,000
TASER Trademark	5 Years	$25,000	$5,833	$19,167

Total		$85,000	$16,833	$68,167

The aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Asset	2003	2004	2005	2006	2007

TASER.com Domain Name	$12,000	$12,000	$12,000	$4,000	$—
U.S. Patent #5,078,117	$7,692	$7,692	$7,692	$7,692	$7,692
TASER Trademark	$5,000	$5,000	$5,000	$417	$—

Total	$24,692	$24,692	$24,692	$12,109	$7,692

     NOTE 4 —INVENTORIES

The inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out (FIFO) method.

	March 31, 2003	December 31, 2002

Raw materials and work-in-process	$1,736,513	$1,770,672
Finished goods	351,597	564,137

Total	$2,088,110	$2,334,809

NOTE 5 —EARNINGS PER SHARE

The following table reconciles average common shares outstanding – basic, to average common shares outstanding – diluted, that are used in the calculation of earnings per share.

	Three Months Ended

	March 31, 2003	March 31, 2002

Numerator for basic and diluted earnings per share:
Net Income	$229,017	$129,706
Denominator for basic earnings per share weighted average shares:	2,817,541	2,793,545
Dilutive effect of shares issuable under stock options and warrants outstanding	125,695	1,021,519
Denominator for diluted earnings per share adjusted weighted average shares	2,943,236	3,815,064
Basic earnings per share	$0.08	$0.05
Diluted earnings per share	$0.08	$0.03

NOTE 6 – STOCK OPTIONS

At March 31, 2003, the Company had two stock-based employee compensation plans, which are described more fully in Note 9, in the Company’s Annual Report on Form 10-KSB as filed on March 14, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	March 31, 2003	March 30, 2002

Net income as reported	$229,017	$129,706
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	422,384	217,512
Pro forma net income (loss)	$(193,367)	$(87,806)
Earnings (loss) per share:
Basic – as reported	$0.08	$0.05
Basic – pro forma	$(0.07)	$(0.02)

Diluted – as reported	$0.08	$0.03
Diluted – pro forma	$(0.07)	$(0.02)

NOTE 7 – LINE OF CREDIT

The Company has a revolving line of credit from a bank with a total availability of $2.5 million. The line is secured by substantially all of the Company’s assets, other than intellectual property, and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime plus 1%. The availability under this line is computed on a monthly borrowing base. As part of the agreement for this line, the Company maintains a compensating balance of $1,000,000 in a high balance savings account. The line of credit matures on May 31, 2003 and requires monthly payments of interest only. At December 31, 2002, the available borrowing under the line of credit was $2.1 million, and the amount outstanding under the line of credit was $385,000. This amount was paid in full on January 9, 2003, and there were no additional borrowings under the line during the three months ended March 31, 2003.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148’s amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. SFAS No. 148’s amendment of the disclosure requirements of APB Opinion No. 28 is effective for financial reports containing consolidated financial statements for interim periods beginning after December 15, 2002. The Company plans to continue to record stock-based employee compensation using the intrinsic value method, according to APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”) “Guarantor’s Accountings and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” which clarifies the requirements of SFAS No. 5 “Accounting for Contingencies,” relating to a guarantor’s accounting for and the disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. FIN 45 also requires certain guarantees that are issued or modified after December 31, 2002, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. As of March 31, 2003 there are no such guarantees.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require identification of the Company’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses or stands to gain from a majority of its expected returns. The interpretation is effective after January 31, 2003 for any VIE created after that date and is effective July 1, 2003 for VIEs created before February 1, 2003. The Company does not believe the adoption of FIN 46 will have a material effect on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the results of operations and analysis of financial condition for the three months ended March 31, 2003 and March 31, 2002. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-KSB, filed on March 14, 2003.

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

Critical Accounting Policies

The Company has identified the following policies as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and the Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

•	Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We recognize revenues when pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and collectability is reasonably assured. We charge certain of our customers shipping fees, which are recorded as a component of net sales. The Company records training revenue as the service is provided.

•	Warranty Costs. We warrant our products from manufacturing defects for a period of one year after purchase and replace any defective unit after the warranty period with a new one for a fee. The Company tracks historical data related to returns and related warranty costs on a quarterly basis and as of March 31, 2003 and December 31, 2002, had accrued warranty costs of $87,000 and $60,000 respectively.

•	Inventory. Our inventory balance includes the application of overhead expenditures. This calculation is based upon the standard manufacturing costs for each sub assembly and finished product in inventory at the period end, and includes allocations for indirect manufacturing, manufacturing overhead expenditures and engineering expenses incurred during the period.

•	Concentration of Credit Risk and Major Customers. Financial instruments that potentially subject us to concentrations of credit risk include accounts receivable. Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

During the first three months of 2003, the Company experienced accelerated growth in revenue. This growth resulted from the addition of 340 new law enforcement agencies that elected to deploy the ADVANCED TASER M26 as part of their equipment for patrol and special tactical units. In addition, 43 law enforcement agencies committed to purchasing one M26 for each of their patrol officers, increasing the Company’s base of full deployments to 202 law enforcement agencies across the United States. This represents an increase of 27% in full deployments, and an increase of 16.9% in total agency deployments, since December 31, 2002.

Net sales. Net sales increased by $1.0 million, or 43.7%, to $3.4 million for the three months ended March 31, 2003 compared to $2.4 million for the three months ended March 31, 2002. The increase in sales was due to the increased sales of the ADVANCED TASER to U.S. law enforcement distributors and law enforcement agencies around the world. Specifically, the ADVANCED TASER sales increased by $1.3 million to $3.2 million in the three months ended March 31, 2003 as compared to $1.9 million for the three months ended March 31, 2002. AIR TASER sales decreased by $314,000 to $135,000 in the three months ended March 31, 2003, compared to $449,000 for the three months ended March 31, 2002.

For the three months ended March 31, 2003 and 2002, sales by product line were as follows:

	For the Three Months Ended

Sales by Product Line:	March 31, 2003	March 31, 2002

ADVANCED TASER	$3,227,616	$1,851,869
AIR TASER	135,272	448,515
Research Grant Funding	10,266	—
Other	26,475	66,491

Total	$3,401,632	$2,366,875

As mentioned in our press release dated April 26, 2003, the Company will be introducing a new product to the market on May 30, 2003. Although we have not yet experienced deferred orders as a result of the new product launch, it remains a possibility that customers may delay orders in an effort to review the new product prior to completing their purchase.

Cost of products sold. Cost of products sold increased by approximately $545,000, or 52.1%, to $1.6 million in the three months ended March 31, 2003 compared to $1.0 million in the three months ended March 31, 2002. As a percentage of net sales, cost of products sold increased 2.6% to 46.8% for the three months ended March 31, 2003 from 44.2% for the three months ended March 31, 2002. The increase in cost of products sold was a result of higher indirect manufacturing expenses associated with internal rework, scrap allowances, indirect salaries, and engineering costs. During the quarter, the Company elected to convert existing cartridge inventory to new stainless steel materials. This process cost an estimated $120,000 in lost efficiencies and material charges. In addition, a scrap allowance of $46,000 was established to offset obsolescence created by the new law enforcement product to be released in May 2003. The Company will monitor and adjust inventory levels quarterly, throughout the remainder of fiscal 2003, to reflect the sales impact of the new X26 product line on existing ADVANCED TASER and AIR TASER sales. Indirect salaries in both engineering and manufacturing overhead department increased approximately $55,000 as a result of employees added in the second quarter of 2002.

Gross Margins. Gross margins increased by $489,000 or 37.1%, to $1.8 million in the three months ended March 31, 2003 compared to $1.3 million in the three months ended March 31, 2002. This increase was due to the increased sales volume of higher margin ADVANCED TASER products, offset by an increase in indirect manufacturing expenses in the first quarter of 2003.

Sales, general and administrative expenses. Sales, general and administrative expenses increased by $263,000, or 24.7%, to $1.3 million in the three months ended March 31, 2003 compared to $1.1 million in the three months ended March 31, 2002. As a percentage of net sales, sales, general and administrative expenses decreased by 6.0% to 39.0% in the first quarter of 2003 compared to 45.0% for the same period in 2002. The increase in sales, general and administrative expenses in 2003 versus 2002 was a result of increased salaries, insurance expense, and increased investments in the areas of trade shows, advertising, and TASER training programs used to market the ADVANCED TASER within the law enforcement community.

Specifically, sales and administrative salaries increased approximately $105,000 in the three months ended March 31, 2003. This increase was due to the addition of five new employees, which included the Vice President and General Counsel, and four employees in the Sales Department. The Company also experienced significant increases in premium expense for its product liability and directors and officers policies during the first quarter of 2003. These increases are a reflection of both the insurance market, and the Company’s increased revenue which serves as a basis for product liability coverage.

Sales and marketing expenditures increased during the three months ended March 31, 2003 by approximately $180,000. This increase was the result of increased expenditures for advertising, tradeshows, training, and free product given to leading police agencies in the United States for evaluation purposes. During the first quarter of 2003, the Company targeted many of the leading U.S. law enforcement agencies. The purpose of the program was to meet and demonstrate the effectiveness of the ADVANCED TASER, and to provide the departments with evaluation units to aid in promoting its deployment.

Interest Income. Interest income declined $10,400 to $8,400 in the three months ended March 31, 2003 as compared with $18,800 earned in the same period of 2002. This decrease in income was the result of lower cash reserves invested in liquid accounts, and the decline in market interest rates.

Interest Expense. Interest expense decreased by $16,000 to $3,100 in the three months ended March 31, 2003 from $19,100 in the three months ended March 31, 2002. This decrease was the result of retiring debt through the use of available cash.

Income Taxes. The Company recognizes a quarterly provision for corporate income taxes equal to 43.7% of pre-tax earnings. The amount of this provision represents an increase of 3.7% in the effective rate used in 2002, which resulted from an increase in non-deductible lobbying expenses incurred in the three months ended March 31, 2003. The Company is anticipating similar expenditures throughout the remainder of fiscal 2003. As of March 31, 2003, the Company accrued $178,056 for income taxes, compared with $90,154 accrued for the three months ended March 31, 2002.

Net Income. Net income increased $99,000 to $229,000 in the three months ended March 31, 2003 compared to net income of $130,000 in the three months ended March 31, 2002. The increase in net income over the prior three-month period was the result of increased sales volume, offset by increases in indirect manufacturing expenses as well as increased selling, general and administrative expenses.

The weighted average basic net income per share for the three months ended March 31, 2003 was $0.08 compared to basic income per share of $0.05 in the comparable prior period during which there were 23,996 fewer shares outstanding. The weighted average diluted net income per share for the three months ended March 31, 2003 was also $0.08 compared to diluted income per share of $0.03 for the corresponding period in 2002 in which there were 871,828 more shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. As of March 31, 2003, we had working capital of $5.5 million compared to working capital of $5.3 million at December 31, 2002. The improvement in working capital during the three months ended March 31, 2003 was the result of increased accounts receivable generated through increased revenue, and the decrease in short term debt.

In the three months ended March 31, 2003, the Company used $183,000 of cash in operations compared to $551,000 of cash used in operations for the three months ended March 31, 2002. The decrease in cash used was primarily the result of decreases in inventory, and the higher net income for the period, offset by increased accounts receivable resulting from large orders shipped in March 2003.

The Company used $158,000 of cash in investing activities during the three months ended March 31, 2003, compared to $17,000 generated in the same period in 2002. The increase in funds used in 2003 was the result of tooling and equipment purchased to manufacture the Company’s new X26 weapon system which was introduced to the law enforcement community on May 1, 2003. The funds generated in 2002 were the result of the termination of an operating lease with a stockholder and director that required the stockholder and director to repay approximately $31,000 for a leasehold improvement that was installed and funded by the Company in the fourth quarter of 2001. These funds were offset by purchase of equipment of approximately $14,000 during the first quarter of 2002.

The Company also used $393,000 in financing activities during the three months ended March 31, 2003, as compared with $431,000 used in financing activities for the three months ended March 31, 2002. In the first quarter of 2003, cash was used to pay off the Company’s line of credit, and for monthly capital lease payments.

Capital Resources. On March 31, 2003, we had cash of $2.8 million and less than $10,000 of capital lease obligations outstanding. Additionally, the Company generated net income of $229,000 in the first quarter of 2003, with an expectation of remaining profitable for the year. We believe after payment of debt and accounts payable outstanding as of March 31, 2003, our monthly cash flow from operations will be adequate to cover monthly obligations.

In addition, the Company has a revolving line of credit from a domestic bank with total availability of $2.5 million. The line is secured by substantially all of the Company’s assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime plus 1%. The line of credit matures on May 31, 2003 and requires monthly payments of interest only. There was no outstanding balance under the line of credit at March 31, 2003, and $2.5 million was available for future borrowings. The Company expects to renew the line of credit upon maturity.

The Company anticipates that cash generated from operations, available borrowings under its line of credit and the $2.8 million of cash available at March 31, 2003 will be adequate to fund operations in 2003. However, should our marketing efforts abroad result in a large full scale deployment, or if during 2003 we are successful in adding the US Military or commercial airline industry to our growing revenue base, we may require additional resources to expedite manufacturing in order to meet possible demand for our weapons as early as the fourth quarter of 2003. We believe funding will be available at terms favorable to us, both through our existing credit lines and possible additional equity financing.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2000, Thomas N. Hennigan, a distributor of our products from late 1997 through early 2000, sued us in the United States District Court, Southern District of New York. Mr. Hennigan claims the exclusive right to sell our products to many of the largest law enforcement, corrections, and military agencies in the United States. He seeks monetary damages in the aggregate amount of $400 million against us and certain of our officers allegedly arising in connection with his service to us as a distributor on theories of our failure to pay commissions, breach of contract, interference with contract, and on related theories. No written contract was ever signed with Mr. Hennigan. We also believe that he has no reasonable basis for claims to informal or implied contractual rights. As a result, we believe his claims are without merit, and the litigation will have no material adverse affect on our business, operating results or financial condition. Mr. Hennigan’s suit was dismissed in February 2001 for lack of jurisdiction of the New York court and the case was transferred to the United States District Court for the District of Arizona. Mr. Hennigan died in April 2001 and the case is now being prosecuted by his estate. We filed two motions for partial summary judgement in November 2002 which are currently pending before the court. Oral argument on the pending motions for summary judgement and a status conference has been scheduled for May 30, 2003.

In early April 2001, James F. McNulty Jr. sued us in the United States District Court, Central District of California. The lawsuit alleges that certain technology used in the firing mechanism for our weapons infringes upon a patent for which Mr. McNulty holds a license, and seeks injunctive relief and unspecified monetary damages. In February 2002, we won a motion for summary judgement that limits Mr. McNulty’s right to sue for damages only to dates after February 2001. On July 29, 2002, we again won a motion for summary judgement in which the Court ruled that no product manufactured by the Company infringed the claims of the patent licensed by McNulty. We were notified in August 2002 that the plaintiff filed an appeal with the Court. We intend to respond to the appeal, and based upon the original decision by the court, we believe that the claims are without merit and that the litigation will not have a material adverse effect on the Company’s financial condition or results of operations.

In May 2001, the Company filed a complaint against Electronic Medical Research Laboratories, Inc., doing business as Taser Technologies, formerly Tasertron, in the United States District Court for the District of Arizona. The complaint alleges trademark infringement, unfair competition and interference with contractual relations, and seeks monetary damages and injunctive relief. In December 2002, we filed a motion for summary judgment pending before the court. Oral argument on the pending motions for summary judgment has been scheduled for May 12, 2003.

On April 11, 2003, Esequiel Alvarado and Judith Medina sued us and the City of Los Angeles, Los Angeles Police Department and Officers Roca and Platzer in the Superior Court of the State of California, County of Los Angeles, Central District. The plaintiffs claim that their son, Eduardo Alvarado, died as a result of being hit with the ADVANCED TASER M26. The plaintiffs seek unspecified monetary damages. The autopsy report indicated that the probable cause of Mr. Alvarado’s death was drug related. Accordingly, we believe the plaintiffs’ claims are without merit and the litigation will have no material adverse affect on our business, operating results or financial condition. The defense costs of this litigation have been tendered to our insurance carrier.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 11, 2001, the Company completed its initial public offering of 800,000 units, at an aggregate offering price of $10.4 million. Each unit consisted of one and one-half shares of common stock and one and one-half redeemable public warrants, each whole warrant to purchase one share of common stock.

During the three months ended March 31, 2003, the Company applied approximately $800,000 of net proceeds from its initial public offering toward working capital.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

99.1	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Subsequent to the end of the period, on April 22, 2003, the Company filed a Current Report on Form 8-K attaching as an exhibit a press release disclosing its earnings for the first quarter of 2003.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.
(Registrant)

Date: May 2, 2003	/s/ Patrick W. Smith

Patrick W. Smith,
Chief Executive Officer

Date: May 2, 2003	/s/ Kathleen C. Hanrahan

Kathleen C. Hanrahan,
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Kathleen C. Hanrahan, principal financial officer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of TASER International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a).	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b).	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c).	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the date of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a).	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b).	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003	By:	/s/Kathleen C. Hanrahan

Kathleen C. Hanrahan
Chief Financial Officer

CERTIFICATIONS

I, Patrick W. Smith, principal executive officer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of TASER International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a).	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b).	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the date of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003	By:	/s/Patrick W. Smith

Patrick W. Smith
Chief Executive Officer

Index to Exhibits

     Exhibits:

99.1	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.