Form 10QSB
period 2003-06-30
TASER INTERNATIONAL INC
filed 2003-08-07
CIK 1069183

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

(480) 991-0797
(Issuer’s telephone number)

There were 2,834,559 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of June 30, 2003.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

Page

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Balance sheets as of June 30, 2003 (unaudited) and December 31, 2002	3
Statements of income for the three and six months ended June 30, 2003 and 2002 (unaudited)	4
Statements of cash flows for the six months ended June 30, 2003 and 2002 (unaudited)	5
Notes to financial statements (unaudited)	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
ITEM 3. Controls and Procedures	12
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings	12
ITEM 2. Changes in Securities and Use of Proceeds	13
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 6. Exhibits and Reports on Form 8-K	13
SIGNATURES	14
EXHIBITS

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements of TASER International, Inc. (the “Company”) include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of operating results, financial position and cash flows as of June 30, 2003 and June 30, 2002.

TASER INTERNATIONAL, INC.
BALANCE SHEETS
June 30, 2003 and December 31, 2002

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,683,193	$3,576,937
Accounts receivable, net of allowance	2,038,677	888,142
Inventory	2,057,020	2,334,809
Prepaid expenses	170,299	113,749
Income tax receivable	—	74,952
Deferred income tax asset	198,124	152,679

Total current assets	7,147,313	7,141,268
Property and equipment, net	865,032	661,374
Intangible assets	1,076,308	101,571

Total assets	$9,088,653	$7,904,213

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of capital lease obligations	$34,536	$37,418
Note payable	500,000	—
Bank revolving line of credit	—	385,000
Accounts payable and accrued liabilities	1,728,913	1,367,159
Customer deposits	93,758	14,728

Total current liabilities	2,357,207	1,804,305
Capital lease obligations, net of current portion	396	15,486
Deferred income tax liability	50,007	69,821

Total liabilities	2,407,610	1,889,612

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, $0.00001 par value per share; 50 million shares authorized; 2,834,559 and 2,805,277 shares issued and outstanding at June 30, 2003 and December 31, 2002	29	28
Additional paid-in capital	5,381,005	5,290,641
Retained earnings	1,300,009	723,932

Total stockholders’ equity	6,681,043	6,014,601

Total Liabilities and Stockholders’ Equity	$9,088,653	$7,904,213

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF INCOME
For the three and six months ended June 30, 2003 and 2002
(UNAUDITED)

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net sales	$4,184,018	$2,735,840	$7,585,650	$5,102,711
Cost of products sold:
Direct manufacturing expense	1,271,751	900,994	2,325,385	1,700,178
Indirect manufacturing expense	436,820	304,623	975,658	544,615

Gross margin	2,475,447	1,530,223	4,284,607	2,857,918
Sales, general and administrative expenses	1,675,365	1,390,589	3,004,771	2,456,543
Research and development expenses	223,055	9,983	299,001	51,450

Income from operations	577,027	129,651	980,835	349,925
Other income (expense):
Interest income	7,475	13,901	15,832	32,653
Other expense, net	(3,567)	(462)	(5,503)	(534)
Interest expense	(1,798)	(5,431)	(4,953)	(24,524)

Income before income taxes	579,137	137,659	986,211	357,520
Provision for income taxes	232,078	57,063	410,134	147,218

Net income	$347,059	$80,596	$576,077	$210,302

Net income per common and common equivalent shares
Basic	$0.12	$0.03	$0.20,	$0.08

Diluted	$0.10	$0.02	$0.16	$0.05

Weighted average number of common and common equivalent shares outstanding:
Basic	2,828,363	2,799,688	2,812,300	2,786,205
Diluted	3,570,811	3,862,080	3,554,747	3,848,598

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2003 and 2002
(UNAUDITED)

	Six Months Ended

	June 30,	June 30,
	2003	2002

Cash Flows from Operating Activities:
Net income	$576,077	$210,302
Loss on disposition of assets	15,872
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	173,728	116,595
Compensatory stock options and warrants	10,072	901
Stock option tax benefits	50,481	231,705
Deferred income taxes	(65,259)	(10,000)
Change in assets and liabilities:
Accounts receivable	(1,150,535)	(843,472)
Inventory	277,789	(547,902)
Prepaids and other	(56,550)	23,138
Income tax receivable	74,952	(79,832)
Accounts payable and accrued liabilities	361,756	51,720
Customer deposits	79,030	(5,447)

Net cash provided by (used in) operating activities	347,413	(852,292)
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(367,996)	(62,218)
Proceeds from sale of fixed assets	—	32,848
Purchase of intangible assets	(1,000,000)	—

Net cash used in investing activities	(1,367,996)	(29,370)
Cash Flows from Financing Activities:
Payments under capital leases	(17,972)	(21,713)
Proceeds from notes payable	500,000
Payments on notes payable	—	(455,691)
Payments on revolving line of credit	(385,000)	(760,838)
Proceeds from warrants exercised	1,833	6,222
Proceeds from options exercised	27,978	34,729

Net cash provided by (used in) financing activities	$126,839	$(1,197,291)

Net Decrease in Cash and Cash Equivalents	$(893,744)	$(2,078,953)
Cash and Cash Equivalents, beginning of period	$3,576,937	$5,636,100

Cash and Cash Equivalents, end of period	$2,683,193	$3,557,147

Supplemental Disclosure:
Cash paid for interest	$4,708	$25,792
Cash paid for income taxes	$202,410
Fair value of stock options issued for payment of consulting fees	$	$3,809

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — GENERAL

The accompanying financial statements of TASER International, Inc. (the “Company”) for the three and six months ended June 30, 2003 and 2002 are unaudited and include all adjustments (consisting only of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. They have been prepared in accordance with the instructions to Form 10-QSB and, accordingly, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB as filed on March 14, 2003. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — NET SALES & COST OF PRODUCTS SOLD

The components of net sales and cost of products sold for the three and six months ended June 30, 2003 and 2002 are as follows:

	For the three months ended		For the six months ended
Sales by Product Line	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

ADVANCED TASER	$4,177,457	$2,346,093	$7,407,073	$4,197,962
ADVANCED TASER Deferral	(89,414)	—	(89,414)	—
AIR TASER	71,503	293,645	206,775	742,160
Research Funding	—	46,258	10,266	46,258
Other	24,472	49,844	50,950	116,331

Total	$4,184,018	$2,735,840	$7,585,650	$5,102,711

The components of cost of products sold are as follows:

	For the three months ended		For the six months ended
Cost of Products Sold	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Direct Manufacturing Expense	$1,271,098	$877,078	$2,313,671	$1,676,263
Indirect Manufacturing Expense	436,820	304,623	975,658	544,615
Research Expense	653	23,916	11,714	23,915

Total	$1,708,571	$1,205,617	$3,301,043	$2,244,793

NOTE 3 — INTANGIBLE ASSETS

On June 27, 2003 the Company purchased all of the significant assets owned by Taser Technologies and Electronic Medical Research Laboratories, d.b.a. as Tasertron. Included in this purchase were six patents, two pending patent applications, title to the TASER registered trademark, and a seven year non-compete agreement restricting Tasertron’s former principal shareholder from entering into any business that would be in direct or indirect competition with the Company. The Company completed a valuation of the assets purchased, and allocated the $1.0 million dollars paid as follows: $900,000 to the TASER trademark, $50,000 to the non-compete agreement, $30,000 to U.S. Patent #5,654,867, $10,000 to U.S. Patent #5,936,183, and $10,000 U.S. Patent #5,955,695. Due to this purchase, and the clear title now held on the TASER trademark, the Company expensed the remaining balance outstanding of the $14,200 that was previously capitalized for a 2002 TASER trademark agreement.

The Company values intangible assets as the net of the purchase prices less amortization. Amortization is calculated using the useful life of the asset acquired. As of June 30, 2003, the components of net intangible assets were as follows:

			Accumulated
Asset	Useful Life	Purchase Price	Amortization	Net Value

TASER.com Domain Name	5 Years	$60,000	$26,000	$34,000
U.S. Patents	6.5 - 14 Years	$100,000	$7,692	$92,308
Non Compete Agreement	7 Years	$50,000	—	$50,000
TASER Trademark	Indefinite	$900,000	$—	$900,000

Total		$1,110,000	$33,692	$1,076,308

As of December 31, 2002, the components of net intangible assets were as follows:

			Accumulated
Asset	Useful Life	Purchase Price	Amortization	Net Value

TASER.com Domain Name	5 Years	$60,000	$14,000	$46,000
TASER Trademark Agreement	5 Years	$25,000	$7,083	$17,917
U.S. Patent	6 Years	$50,000	$3,346	$46,654

Total		$135,000	$24,429	$101,571

The aggregate amortization expense for each of the five succeeding full fiscal years is as follows:

Asset	2003	2004	2005	2006	2007

TASER.com Domain Name	$12,000	$12,000	$12,000	$4,000	$—
U.S. Patents	$9,725	$11,758	$11,758	$11,758	$11,758
Non Compete Agreement with Barnet Resnick	$3,571	$7,142	$7,142	$7,142	$7,142
TASER Trademark	$—	$—	$—	$—	$—

Total	$25,296	$30,900	$30,900	$30,900	$30,900

NOTE 4 — INVENTORIES

The inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out (FIFO) method.

	June 30, 2003	December 31, 2002

Raw materials and work-in-process	$1,713,215	$1,770,672
Finished goods	343,805	564,137

Total	$2,057,020	$2,334,809

NOTE 5 — EARNINGS PER SHARE

The following table reconciles average common shares outstanding — basic, to average common shares outstanding — diluted, that are used in the calculation of earnings per share.

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Numerator for basic and diluted earnings per share:
Net Income	$347,059	$80,596	$576,077	$210,302
Denominator for basic earnings per share weighted average shares:	2,828,363	2,799,688	2,812,300	2,786,205
Dilutive effect of shares issuable under stock options and warrants outstanding	742,448	1,062,392	742,447	1,062,393
Denominator for diluted earnings per share adjusted weighted average shares	3,570,811	3,862,080	3,554,747	3,848,598
Basic earnings per share	$0.12	$0.03	$0.20	$0.08
Diluted earnings per share	$0.10	$0.02	$0.16	$0.05

NOTE 6 — STOCK OPTIONS

At June 30, 2003, the Company had two stock-based employee compensation plans, which are described more fully in Note 9, to the Company’s Annual Report on Form 10-KSB as filed on March 14, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended				Six Months Ended

	June 30, 2003		June 30, 2002		June 30, 2003	June 30, 2002

Net income as reported	$347,059		$80,596		$576,077		$210,302
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	348,870		217,512		542,237		435,023

Pro forma net income (loss)	$(1,811)		$(136,916)		$38,840		$(224,721)
Earnings (loss) per share:
Basic — as reported	$0.12		$0.03		$0.20		$0.08
Basic — pro forma	$0.00	*	$(0.05	)*	$0.01	$	( 0.08	)*
Diluted — as reported	$0.10		$0.02		$0.16		$0.05
Diluted — pro forma	$0.000	*	$(0.05	)*	$0.01	$	( 0.08	)*

*  In periods of losses, diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. As the Company had a pro forma net loss for the periods noted, the Company's common stock options and warrants were antidilutive.

NOTE 7 — WARRANTY

We warrant our products from manufacturing defects for a period of one year after purchase and replace any defective unit after the warranty period with a new one for a fee. The Company tracks historical data related to returns and related warranty costs on a quarterly basis.

The following summarizes the warranty activity for the six months ended June 30, 2003 and 2002:

Warranty Reserve		Increase	Adjustments	Warranty Reserve
December 31, 2002	Use of Reserve	to the Reserve	to the Reserve	June 30, 2003

$60,000	$0	$61,000	$0	$121,000

Warranty Reserve		Increase	Adjustments	Warranty Reserve
December 31, 2001	Use of Reserve	to the Reserve	to the Reserve	June 30, 2002

$43,000	$3,000	$25,000	$0	$65,000

NOTE 8 — LINE OF CREDIT

On May 31, 2003, the Company renewed its revolving line of credit with a bank with a total availability of $2.5 million. The line is secured by substantially all of the Company’s assets, other than intellectual property, and bears interest at varying rates of interest, ranging from LIBOR plus 2.5% to prime. The availability under this line is computed on a monthly borrowing base. The line of credit matures on May 31, 2004 and requires monthly payments of interest only. At December 31, 2002, the available borrowing under the line of credit was $2.1 million, and the amount outstanding under the line of credit was $385,000. This amount was paid in full on January 9, 2003, and there were no additional borrowings under the line during the six months ended June 30, 2003.

NOTE 9 — DEFERRED REVENUE

On June 1, 2003, the Company implemented a program whereby customers who previously purchased the ADVANCED TASER M26 product for deployment in the United States may return the product to the Company in exchange for a credit against the purchase of the new TASER X26 product. The exchange offer expires on December 30, 2003 and has resulted in deferred revenue of $89,414 at June 30, 2003, which is included accounts payable and accrued liability.

NOTE 10 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to annual impairment tests. SFAS No. 142 also established a new method of testing goodwill for impairment. The Company adopted SFAS 142 on January 1, 2002. The adoption of this standard was applied in stating the value assigned to the TASER trademark on June 30, 2003.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”) “Guarantor’s Accountings and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” which clarifies the requirements of SFAS No. 5 “Accounting for Contingencies,” relating to a guarantor’s accounting for and the disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. FIN 45 also requires certain guarantees that are issued or modified after December 31, 2002, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. As of June 30, 2003 there are no such guarantees.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amended and refined certain characteristics of derivative instruments and hedges. The application of SFAS No. 149 did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires the classification of certain financial instruments, previously classified within the equity section of the balance sheet, to be included in liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and June 15, 2003 for all other instruments. The application of SFAS No. 150 did not have a material effect on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the results of operations and analysis of financial condition for the three and six months ended June 30, 2003 and June 30, 2002. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-KSB, filed on March 14, 2003.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to: (1) expected revenue and earnings growth; (2) the Company’s estimates regarding the size of its target markets; (3) the ability of the Company to successfully penetrate the law enforcement market; (4) the growth expectations for existing accounts; (5) the ability of the Company to expand its product sales to the commercial airline, private security, military and consumer self-defense markets; and (6) the Company’s business model. The Company cautions that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: (1) market acceptance of the Company’s products; (2) the Company’s ability to establish and expand its direct and indirect distribution channels; (3) the Company’s ability to attract and retain the endorsement of key opinion-leaders in the law enforcement community; (4) the level of product technology and price competition for the Company’s ADVANCED TASER M26 and TASER X26 products; (5) the degree and rate of growth of the markets in which the Company competes and the accompanying demand for its products; and (6) other factors detailed in the Company’s filings with the Securities and Exchange Commission.

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

•	Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We recognize revenues when pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and collectability is reasonably assured. We charge certain of our customers shipping fees, which are recorded as a component of net sales. The Company records training revenue as the service is provided.

•	Warranty Costs. We warrant our products from manufacturing defects for a period of one year after purchase and replace any defective unit after the warranty period with a new one for a fee. The Company tracks historical data related to returns and related warranty costs on a quarterly basis and as of June 30, 2003 and December 31, 2002, had accrued warranty costs of $121,000 and $60,000 respectively.

•	Inventory. Our inventory balance includes the application of overhead expenditures. This calculation is based upon the standard manufacturing costs for each sub assembly and finished product in inventory at the period end, and includes allocations for indirect manufacturing, manufacturing overhead expenditures and engineering expenses incurred during the period. In 2003, following the 2002 announcement to discontinue manufacture of the AIR TASER product line, and the introduction of the TASER X26 product line, the Company increased the reserve to reduce the exposure for obsolete inventory created by the shift in product line sales. On June 30, 2003, the reserve for obsolete inventory was $164,000.

•	Concentration of Credit Risk and Major Customers. Financial instruments that potentially subject us to concentrations of credit risk include accounts receivable. Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts.

RESULTS OF OPERATIONS

Overview

On June 26, 2003, the Company completed the acquisition of all significant assets owned by Taser Technologies and Electronic Medical Research Laboratories, d.b.a. Tasertron. The acquisition provided uncontested ownership of the TASER registered trademark, which is among the best known less-lethal weapons and consolidated the Company’s position as the undisputed market leader for Electro Muscular Disruption (“EMD”) less-lethal weapons. In addition, the acquisition expanded the Company’s portfolio of intellectual property with the addition of six patents and two patent applications in less-lethal energy weapons, and provided for a seven year non-compete to prevent Barnet Resnick, the former principal shareholder of Taser Technologies from entering into any business that would be in direct or indirect competition with the Company. Also included in the purchase agreement was direct access to Tasertron’s customer contacts, and a teaming agreement with General Dynamics, a tier-one government defense contractor.

During the three months ended June 30, 2003, the Company continued to experience accelerated growth in revenue. This growth resulted from the addition of 411 new law enforcement agencies that elected to deploy the ADVANCED TASER M26 as part of their equipment for patrol and special tactical units. In addition, 34 more law enforcement agencies committed to purchasing one M26 for each of their patrol officers, increasing the Company’s base of full deployments to 236 law enforcement agencies across the United States, and 2,766 law enforcement agencies deploying the TASER brand weapons around the world.

In addition to expanding market penetration in the United States, the Company also received approval for patrol level deployment in Switzerland, and received a large foreign order for military deployment abroad. As of June 30, 2003, the Company had not received any orders resulting from the approval in Switzerland, but anticipates these sales to begin in 2004. The foreign military order, consisting of 3,348 ADVANCED TASER M26s, 6696 cartridges, and auxiliary products was received in June. Because of the size of the order, the Company was only able to ship 2668 of the M26s ordered, and all of the cartridges. The remaining 680 M26s, and auxiliary products were shipped and recorded as third quarter revenue in July 2003.

THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

The Company also introduced the new X26 Shaped Pulse Technology product line to law enforcement on May 31, 2003. The market response to the weapon was impressive, and orders of approximately $1.0 million were written pending the first production shipments in June 2003. After completing the first 30 days of testing on the newly developed X26, the Company elected to withhold shipments until the third quarter of 2003. This will allow final software enhancements and test programs to be run on the weapon platform to ensure quality and reliability before launching into full production in late August 2003.

Net sales. Net sales increased by $1.4 million, or 52.9%, to $4.2 million for the three months ended June 30, 2003 compared to $2.7 million for the three months ended June 30, 2002. The increase in sales was due to the increased sales of the ADVANCED TASER to U.S. law enforcement distributors and law enforcement agencies around the world. Specifically, the ADVANCED TASER sales increased by $1.7 million, to $4.1 million in the three months ended June 30, 2003 as compared to $2.3 million for the three months ended June 30, 2002. This increase in ADVANCED

TASER sales is net of the revenue deferral recorded in the second quarter of 2003 for all M26 weapons sold in the United States which carry the right to exchange the weapon between June 1, 2003 and December 30, 2003 for the Company’s new X26 weapon. During the quarter, 1667 weapons sales qualified for this program, and the corresponding revenue recorded for these orders was discounted $53.63 per unit purchased, the estimated discount rate for the period. The resulting deferred revenue will be recognized upon the related sale of the TASER X26 to the customer or upon the expiration of the program on December 30, 2003. Year-to- date, net sales increased by $2.5 million, or 48.7%, to $7.6 million in the six months ended June 30, 2003, compared to $5.1 million for the same six month period in 2002. Again, this was a direct result of increased sales of the ADVANCED TASER product line.

AIR TASER sales decreased by $222,000 to $72,000 in the three months ended June 30, 2003, compared to $294,000 for the three months ended June 30, 2003. Year-to-date AIR TASER sales also declined $535,000 to $207,000 for the six months ended June 30, 2003 compared to $742,000 recorded in the same period of 2002. This decline is associated with the drop in consumer orders for the AIR TASER product line, as the market moves toward the ADVANCED TASER consumer weapons.

Revenue associated with the grant from the Office of Naval Research declined by $46,258 during the three months ended June 30, 2003 as the Company focused all research and development efforts toward completion of the newly introduced X26 weapon system. The Company expects to generate revenues in this area during the third and fourth quarters of 2003.

For the three and six months ended June 30, 2003 and 2002, sales by product line were as follows:

	For the three months ended		For the six months ended
Sales by Product Line	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

ADVANCED TASER	$4,177,457	$2,346,093	$7,407,073	$4,197,962
ADVANCED TASER Deferral	(89,414)	—	(89,414)	—
AIR TASER	71,503	293,645	206,775	742,160
Research Funding	—	46,258	10,266	46,258
Other	24,472	49,844	50,950	116,331

Total	$4,184,018	$2,735,840	$7,585,650	$5,102,711

Cost of products sold. Cost of products sold increased by approximately $526,000, or 43.7%, to $1.7 million in the three months ended June 30, 2003 compared to $1.2 million in the three months ended June 30, 2002. As a percentage of net sales, cost of products sold decreased 3.3% to 40.8% for the three months ended June 30, 2003 from 44.1% for the three months ended June 30, 2002. The decrease in cost of products sold as a percentage of sales, was a result of the higher margin foreign orders, coupled with improved labor and material efficiencies. In addition, the higher sales volumes of the ADVANCED TASER product line resulted in a reduction in the fixed component of indirect manufacturing expenses as a percentage of sales. Also reported within indirect cost of products sold was a charge of approximately $100,000 to increase reserves for both warranty and inventory due to possible product obsolescence caused by the new X26 product line. The Company will continue to monitor and adjust inventory levels quarterly, throughout the remainder of fiscal 2003, to reflect the sales impact of the new X26 product line on existing ADVANCED TASER and AIR TASER sales. As a result of second quarter performance, the year-to-date cost of products sold as a percentage of sales also decreased 0.5% to 43.5% as of June 30, 2003, compared to the 44% recorded during the same six month period in 2002.

Gross Margins. Gross margins increased by $945,000, or 61.8%, to $2.5 million in the three months ended June 30, 2003 compared to $1.5 million in the three months ended June 30, 2002. Year-to-date gross margins also increased $1.4 million to $4.3 million in the six months ended June 30, 2003 compared to $2.9 million reported in the same six month period of 2002. The increase in gross margins, on both the quarterly, and year-to-date basis, was due to the increased sales volume of higher margin ADVANCED TASER products, and the higher gross margin earned on certain orders shipped in June 2003.

Sales, general and administrative expenses. Sales, general and administrative expenses increased by $285,000, or 20.5%, to $1.7 million in the three months ended June 30, 2003 compared to $1.4 million in the three months ended June 30, 2002. As a percentage of net sales, sales, general and administrative expenses decreased by 10.8% to 40.0% in the second quarter of 2003 compared to 50.8% for the same period in 2002. Year-to-date sales, general and administrative expenses also declined by 8.7% for the first six months of 2003 to 39.4% versus the 48.1% reported in same period of 2002. The net decrease in both quarter-to-date and year-to-date sales, general and administrative expenses as a percentage of net sales was the result of increased unit sales volume, offset by increases in the areas of salaries, insurance expense, and increased investments in the areas of trade shows, advertising, and TASER training programs used to market TASER brand weapon systems within the law enforcement community.

The most significant increases in administrative expenses continue to be in indirect salaries and liability insurance premiums. Year-to-date administrative salaries have increased approximately $187,000 due to the addition of new employees, including corporate counsel and support staff as well as annual wage increases. Year-to-date insurance premiums, specifically in the area of general and product liability also increased by more than $50,000, as a result of the increased net sales and payroll expense, the basis used to compute the annual premiums.

The increase in sales expenses during the second quarter of 2003 totalled approximately $282,000 over the same period of 2002. And year-to-date, these expenses increased by approximately $411,000 over the same six month period in 2002. Included in these increased selling expenses were the costs associated with salaries, lobbying fees, the Company’s annual tactical and user conference in Orlando Florida, and a series of sponsorship expenditures to host marketing events. These events enabled the Company to present its TASER brand weapons to the leading law enforcement agencies across the United States and abroad.

Interest Income. Interest income declined $6,400 to $7,500 in the three months ended June 30, 2003 as compared with $13,900 earned in the same period of 2002. Year-to-date interest income also declined $16,800 to $15,800 for the six months ended June 30, 2003 compared to the $32,600 recorded as of June 30, 2002. This decrease in income was the result of lower cash reserves invested in liquid accounts, and the decline in market interest rates.

Interest Expense. Interest expense decreased by $3,600 to $1,800 in the three months ended June 30, 2003 from $5,400 expensed in the three months ended June 30, 2003. Year-to-date interest expense has declined by $19,500 to $5,000 from the $24,500 recorded in the first six months of 2002. This decrease was the result of retiring debt through the use of available cash.

Income Taxes. The Company recognizes a quarterly provision for corporate income taxes equal to 38.5% of pre-tax earnings. The amount of this provision represents a decrease of 1.5% in the effective rate used in 2002. The decrease in the effective tax rate is due to the effect of non-deductible lobbying costs. As of June 30, 2003, the Company accrued $410,134 for income taxes, compared with $147,000 accrued for the six month period ended June 30, 2002.

Net Income. Net income increased $266,000 to $347,000 in the three months ended June 30, 2003 compared to net income of $81,000 in the three months ended June 30, 2002. Year-to-date net income increased $366,000 to $576,000 as of June 30, 2003, from the $210,000 reported for the same six month period in 2002. The increase in net income over both the prior three month and six month periods was the result of increased sales volume, offset by increases in indirect manufacturing expenses as well as increased selling, general and administrative expenses.

The weighted average basic net income per share for the three months ended June 30, 2003 was $0.12 compared to basic income per share of $0.03 in the comparable prior period during which there were 34,818 fewer shares outstanding. The year-to-date weighted average basic net income per share for the period ended June 30, 2003 was $0.20 compared to basic income per share of $0.08 in the comparable six month period during which there were 26,095 fewer shares outstanding.

The weighted average diluted net income per share for the three months ended June 30, 2003 was $0.10 compared to diluted income per share of $0.02 for the corresponding period in 2002 in which there were 244,253 more shares outstanding. The year-to-date diluted income per share for the six months ended June 30, 2003 was $0.16 compared to diluted income per share of $0.05 in the comparable six month period during which there were 293,851 more shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. As of June 30, 2003, we had working capital of $4.8 million compared to working capital of $5.3 million at December 31, 2002. Total current assets remained consistent with the December 31, 2002 balances. However, total current liabilities increased primarily from the issuance of a note payable in the amount of $500,000 for the asset purchase of Taser Technologies. This note is secured by an irrevocable letter of credit that will be paid in full by January 2, 2004.

In the six months ended June 30, 2003, the Company generated $347,000 of cash from operations compared to $852,000 of cash used in operations for the six months ended June 30, 2002. The decrease in cash used was primarily the result of increases in net income and depreciation, decreases in inventory, and higher levels of accruals and accounts payable, offset by increased accounts receivable resulting from a large order shipped in June 2003.

The Company used $1.4 million of cash in investing activities during the six months ended June 30, 2003, compared to $29,000 used in the same period in 2002. The increase in funds used in 2003 was the result of the intellectual property purchased in the Taser Technologies asset acquisition, coupled with increased spending for tooling and equipment to manufacture the Company’s new X26 weapon system. The funds used in 2002 were the net result of computer and production equipment additions, offset by the proceeds from the sale of leasehold improvements in the first quarter of 2002.

The Company also generated $127,000 from financing activities during the first six months of 2003, as compared with $1.2 million used in financing activities for the six months ended June 30, 2002. The funds generated in 2003 were the net effect of a new note payable issued to a private party in connection with the Taser Technologies asset acquisition, offset by the principal payments for capital leases, and the repayment of the line of credit in the first quarter of 2003. The funds used in 2002 were the result of repaying the Company’s line of credit and short term notes payable.

Subsequent to the period end, the Company experienced a significant number of warrant exercises which resulted in an increase in cash, and additional paid in capital of approximately $500,000. In connection with these warrant exercises, the Company is in the process of, or has recently renewed its state registration for issuance of shares of common stock relating to the exercise of its public warrant. In general the Company expects the warrant holders may exercise in almost all states during the next year.

Capital Resources. On June 30, 2003, we had cash of $2.7 million and approximately with only $35,000 of capital lease obligations outstanding. Additionally, the Company generated net income of $576,077 in the first two quarters of 2003, with an expectation of remaining profitable for the year. We believe after payment of debt and accounts payable outstanding as of June 30, 2003, our monthly cash flow from operations will be adequate to cover monthly obligations.

In addition, the Company expects to collect approximately $2.0 million in cash from second quarter sales, and has a revolving line of credit from a domestic bank with total availability of $2.5 million. The line is secured by substantially all of the Company’s assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 2.5% to prime plus 0%. The line of credit matures on May 31, 2004 and requires monthly payments of interest only. There was no outstanding balance under the line of credit at June 30, 2003, and $2.5 million was available for future borrowings. The Company expects to renew the line of credit upon maturity.

The Company anticipates that cash generated from operations, available borrowings under its line of credit and the $2.7 million of cash available at June, 2003 will be adequate to fund operations in 2003. However, should our marketing efforts abroad result in a large full scale deployment of our products, or if during 2003 we are successful in adding the US Military or commercial airline industry to our revenue base, we may require additional resources to expand manufacturing in order to meet possible demand for our weapons as early as the fourth quarter of 2003. We believe funding will be available at terms favorable to us, both through our existing credit lines and possible additional equity financing.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2003, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms. During the three months ended June 30, 2003, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2000, Thomas N. Hennigan, a distributor of our products from late 1997 through early 2000, sued us in the United States District Court, Southern District of New York. Mr. Hennigan claims the exclusive right to sell our products to many of the largest law enforcement, corrections, and military agencies in the United States. He seeks monetary damages in the aggregate amount of $400 million against us and certain of our officers allegedly arising in connection with his service to us as a distributor on theories of our failure to pay commissions, breach of contract, interference with contract, and on related theories. No written contract was ever signed with Mr. Hennigan. We also believe that he has no reasonable basis for claims to informal or implied contractual rights. As a result, we believe his claims are without merit, and the litigation will have no material adverse affect on our business, operating results or financial condition. Mr. Hennigan’s suit was dismissed in February 2001 for lack of jurisdiction of the New York court and the case was transferred to the United States District Court for the District of Arizona. Mr. Hennigan died in April 2001 and the case is now being prosecuted by his estate. We filed two motions for partial summary judgement in November 2002 which are currently pending before the court. On June 11, 2003 the Court issued a Minute Order vacating the hearing scheduled for June 13, 2003 to hear oral arguments on the pending motions for summary judgement. We expect the judge to rule on the pending motions without a hearing.

In early April 2001, James F. McNulty Jr. sued us in the United States District Court, Central District of California. The lawsuit alleges that certain technology used in the firing mechanism for our weapons infringes upon a patent for which Mr. McNulty holds a license, and seeks injunctive relief and unspecified monetary damages. In February 2002, we won a motion for summary judgement that limits Mr. McNulty’s right to sue for damages only to dates after February 2001. On July 29, 2002, we again won a motion for summary judgement in which the Court ruled that no product manufactured by the Company infringed the claims of the patent licensed by McNulty. We were notified in August 2002 that the plaintiff filed an appeal with the Court. An order was issued by the Court on April 29, 2003 granting an extension of time until July 15, 2003 for Mr. McNulty to file his brief. On July 15, 2003 Mr. McNulty requested additional time to file his brief. We intend to respond to the appeal, and based upon the original decision by the court, we believe that the claims are without merit and that the litigation will have not material adverse effect on the Company’s business, operating results, or financial condition.

In May 2001, the Company filed a complaint against Electronic Medical Research Laboratories, Inc., doing business as Taser Technologies, formerly Tasertron, in the United States District Court for the District of Arizona. The complaint alleges trademark infringement, unfair competition and interference with contractual relations, and seeks monetary damages and injunctive relief. On June 27, 2003 the litigation was settled when the Company acquired the assets of Taser Technologies, Inc. and Electronic Medical Research Laboratories, Inc., doing business as Tasertron, and a stipulation of dismissal of the litigation with prejudice was filed by the parties with the Court.

On April 11, 2003, Esequiel Alvarado and Judith Medina sued us and the City of Los Angeles, Los Angeles Police Department and Officers Roca and Platzer in the Superior Court of the State of California, County of Los Angeles, Central District. The plaintiffs claim that their son, Eduardo Alvarado, died as a result of being hit with the ADVANCED TASER M26. The plaintiffs seek unspecified monetary damages. The autopsy report indicated that the probable cause of Mr. Alvarado’s death was drug related. Accordingly, we believe the plaintiffs’ claims are without merit and the litigation will have no material adverse affect on our business, operating results or financial condition. The Company has insurance that covers this claim and the defense of this litigation has been submitted to our insurance carrier.

In June 2003, the City of Madera filed a complaint against the Company in Superior Court of the State of California, County of Madera. The City of Madera is a defendant in litigation brought by the estate of Everardo Torres who was killed by a Madera Police Officer who shot him with police service pistol. The City of Madera claims that the police officer mistakenly used her police service pistol when she thought she was using her TASER M26 conducted energy weapon and that the Company is responsible for this shooting death. We believe the plaintiff’s claims are without merit and that this litigation will have no material adverse affect on on our business, operating results or financial condition. The Company has insurance that covers this claim and the defense of this litigation has been submitted to our insurance carrier.

In May 2003 we commenced litigation in Superior Court of the State of California, County of Santa Clara, against Does 1 through 100 a.k.a. ubswarbird and other pseudonyms, for defamation, intentional and negligent interference with prospective business advantage, and unfair competition arising from a series of false and defaming statements about the Company and its officers posted by ubswarbird on the Yahoo message board. An ex parte court order and subpoena duces tecum was served on Yahoo to learn the identities of ubswarbird and the other pseudonyms and on July 15, 2003 we obtained documents in response to this subpoena from Yahoo. Upon verification of ubswarbird’s and pseudonym’s identities, we will file an amended complaint naming these individuals as defendants and proceed with this litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 11, 2001, the Company completed its initial public offering of 800,000 units, at an aggregate offering price of $10.4 million. Each unit consisted of one and one-half shares of common stock and one and one-half redeemable public warrants, each whole warrant to purchase one share of common stock.

During the six months ended June 30, 2003, the Company applied approximately $900,000 of net proceeds from its initial public offering toward working capital.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 1, 2003. Voting common shareholders took the following actions at the meeting:

1.	The shareholders elected the following nominees to the Company’s Board of Directors to serve until May 1, 2006, or until their successors are elected and qualified:

Name	Shares Voted for	Shares Witheld	Shares Abstaining	Broker Non-votes

Thomas P. Smith	2,087,763	0	0	0
Class C (three year term)
Mark W. Kroll	2,087,763	0	0	0
Class C (three year term)
Matthew R. McBrady	2,087,763	0	0	0
Class C (three year term)

The term of office of the following directors continued after the annual meeting of shareholders: Phillips W. Smith, Patrick W. Smith, Bernard B. Kerik, and Bruce R. Culver.

2.	The shareholders voted to ratify management’s selection of auditors for fiscal 2003 by the affirmative vote of 2,087,763 shares, with no shares voting against ratification and no shares abstaining. There were no broker non-votes with respect to this proposition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

31.1	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Okley Act of 2002.

31.2	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

On June 30, 2003, the Company filed a Current Report on Form 8-K attaching as an exhibit the executed agreement and a press release announcing the acquisition of all significant assets owned by Taser Technologies and Electronic Medical Research Laboratories, doing business as Tasertron.

Subsequent to the end of the period, on July 21, 2003, the Company filed a Current Report on Form 8-K attaching as an exhibit a press release disclosing its earnings for the second quarter of 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.
(Registrant)

Date: August 7, 2003	/s/ Patrick W. Smith

Patrick W. Smith,
Chief Executive Officer

Date: August 7, 2003	/s/ Kathleen C. Hanrahan

Kathleen C. Hanrahan, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibits:
31.1	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Okley Act of 2002.

31.2	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.