Form 10QSB
period 2003-09-30
TASER INTERNATIONAL INC
filed 2003-11-07
CIK 1069183

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

(480) 991-0797
(Issuer’s telephone number)

There were 3,204,835 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of September 30, 2003.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

Page

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Balance sheets as of September 30, 2003 (unaudited) and December 31, 2002	3
Statements of income for the three and nine months ended September 30, 2003 and 2002 (unaudited)	4
Statements of cash flows for the nine months ended September 30, 2003 and 2002 (unaudited)	5
Notes to financial statements (unaudited)	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
ITEM 3. Controls and Procedures	13
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings	13
ITEM 2. Changes in Securities and Use of Proceeds	14
ITEM 6. Exhibits and Reports on Form 8-K	14
SIGNATURES	15
EXHIBITS

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements of TASER International, Inc. (the “Company”) include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of operating results, financial position and cash flows as of September 30, 2003 and September 30, 2002.

TASER INTERNATIONAL, INC.
BALANCE SHEETS
September 30, 2003 and December 31, 2002

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$7,388,667	$3,576,937
Accounts receivable, net of allowance	2,575,598	888,142
Inventory	2,255,309	2,334,809
Prepaid expenses	201,052	113,749
Income tax receivable	—	74,952
Deferred income tax asset	203,823	152,679

Total current assets	12,624,449	7,141,268
Property and equipment, net	892,271	661,374
Intangible assets	1,095,876	101,571

Total assets	$14,612,596	$7,904,213

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of capital lease obligations	$20,761	$37,418
Note payable	500,000	—
Bank revolving line of credit	—	385,000
Accounts payable and accrued liabilities	2,625,358	1,367,159
Customer deposits	41,313	14,728

Total current liabilities	3,187,432	1,804,305
Capital lease obligations, net of current portion	6,118	15,486
Deferred income tax liability	44,817	69,821

Total liabilities	3,238,367	1,889,612

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at September 30, 2003 and December 31, 2002	—	—
Common stock, $0.00001 par value per share; 50 million shares authorized; 3,204,835 and 2,809,393 shares issued and outstanding at September 30, 2003 and December 31, 2002	32	28
Additional paid-in capital	8,998,396	5,290,641
Retained earnings	2,375,801	723,932

Total stockholders’ equity	11,374,229	6,014,601

Total Liabilities and Stockholders’ Equity	$14,612,596	$7,904,213

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF INCOME (LOSS)
For the three and nine months ended September 30, 2003 and 2002
(UNAUDITED)

	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net sales	$6,089,410	$1,922,754	$13,675,060	$7,025,469
Cost of products sold:
Direct manufacturing expense	2,059,564	700,822	4,384,949	2,401,001
Indirect manufacturing expense	531,884	233,574	1,507,542	779,619

Total cost of products sold	2,591,448	934,396	5,892,491	3,180,620

Gross margin	3,497,962	988,358	7,782,569	3,884,849
Sales, general and administrative expenses	1,620,926	1,087,261	4,625,697	3,543,807
Research and development expenses	113,771	20,951	412,772	70,971

Income (loss) from operations	1,763,265	(119,854)	2,744,100	230,071
Other income (expense):
Interest income	8,004	13,721	23,836	46,374
Other expense, net	(785)	(2,615)	(6,288)	(3,148)
Interest expense	(1,464)	(10,730)	(6,417)	(35,255)

Income (loss) before income taxes	1,769,020	(119,478)	2,755,231	238,042
Provision for income taxes	693,229	(50,582)	1,103,363	96,636

Net income (loss)	$1,075,791	$(68,896)	$1,651,868	$141,406

Net income (loss) per common and common equivalent shares
Basic	$0.36	$(0.02)	$0.58	$0.05

Diluted	$0.25	$(0.02)	$0.40	$0.04

Weighted average number of common and common equivalent shares outstanding:
Basic	3,001,292	2,806,097	2,863,309	2,792,835
Diluted	4,219,691	2,806,097	4,081,708	3,464,236

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2003 and 2002
(UNAUDITED)

	Nine Months Ended

	September 30,	September 30,
	2003	2002

Cash Flows from Operating Activities:
Net income	$1,651,868	$141,406
Loss on disposition of assets	15,872	—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	280,146	181,019
Non-employee stock options and warrants	34,837	3,603
Stock option tax benefits	519,410	236,489
Deferred income taxes	(76,148)	(7,600)
Change in assets and liabilities:
Accounts receivable	(1,687,456)	176,993
Inventory	79,500	(1,069,056)
Prepaids and other	(87,303)	(57,980)
Income tax receivable	74,952	(139,321)
Accounts payable and accrued liabilities	1,258,199	(82,776)
Customer deposits	26,585	(7,756)

Net cash provided by (used in) operating activities	2,090,462	(624,979)
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(492,860)	(128,896)
Proceeds from sale of fixed assets	—	36,207
Purchase of intangible assets	(1,028,360)	(50,000)

Net cash used in investing activities	(1,521,220)	(142,689)
Cash Flows from Financing Activities:
Payments under capital leases	(26,024)	(32,506)
Proceeds from notes payable	500,000	—
Payments on notes payable	—	(455,691)
Payments on revolving line of credit	(385,000)	(760,838)
Proceeds from warrants exercised	2,768,738	6,222
Proceeds from options exercised	384,774	35,979

Net cash provided by (used in) financing activities	$3,242,488	$(1,206,834)

Net Increase (Decrease) in Cash and Cash Equivalents	$3,811,730	$(1,974,502)
Cash and Cash Equivalents, beginning of period	$3,576,937	$5,636,100

Cash and Cash Equivalents, end of period	$7,388,667	$3,661,598

Supplemental Disclosure:
Cash paid for interest	$6,278	$37,461
Capital lease asset returned	$—	$10,299
Cash paid for income taxes	$202,410	$—
Fair value of stock options issued for payment of consulting fees	$—	$3,809

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — GENERAL

The accompanying financial statements of TASER International, Inc. (the “Company”) for the three and nine months ended September 30, 2003 and 2002 are unaudited and include all adjustments (consisting only of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. They have been prepared in accordance with the instructions to Form 10-QSB and, accordingly, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB as filed on March 14, 2003. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — NET SALES AND COST OF PRODUCTS SOLD

The components of net sales and cost of products sold for the three and nine months ended September 30, 2003 and 2002 are as follows:

	For the three months ended		For the nine months ended

Sales by Product Line	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

ADVANCED TASER	$4,731,496	$1,694,035	$12,140,576	$5,891,997
ADVANCED TASER Deferral, Note 10	(359,893)	—	(449,306)	—
TASER X26	1,417,470	—	1,417,470	—
AIR TASER	109,928	107,831	316,703	849,991
Research Funding	168,344	60,459	178,610	106,717
Other	22,065	60,429	71,007	176,764

Total	$6,089,410	$1,922,754	$13,675,060	$7,025,469

The components of cost of products sold are as follows:

	For the three months ended		For the nine months ended

Cost of Products Sold	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Direct Manufacturing Expense	$1,913,800	$664,500	$4,227,471	$2,340.762
Indirect Manufacturing Expense	531,884	233,574	1,507,542	779,619
Research Expense	145,764	36,322	157,478	60,239

Total	$2,591,448	$934,396	$5,892,491	$3,180,620

NOTE 3 — INTANGIBLE ASSETS

The Company values intangible assets as the net of the purchase prices less amortization. Amortization is calculated using the useful life of the asset acquired. As of September 30, 2003, the components of net intangible assets were as follows:

			Accumulated
Asset	Useful Life	Purchase Price	Amortization	Net Value

TASER.com Domain Name	5 Years	$60,000	$29,000	$31,000
U.S. Patents	6.5 - 14 Years	$128,360	$11,698	$116,662
Non Compete Agreement	7 Years	$50,000	$1,786	$48,214
TASER Trademark	Indefinite	$900,000	$—	$900,000

Total		$1,138,360	$42,484	$1,095,876

     As of December 31, 2002, the components of net intangible assets were as follows:

			Accumulated
Asset	Useful Life	Purchase Price	Amortization	Net Value

TASER.com Domain Name	5 Years	$60,000	$20,000	$40,000
TASER Trademark Agreement	5 Years	$25,000	$9,583	$15,417
U.S. Patent	6 Years	$50,000	$3,846	$46,154

Total		$135,000	$33,429	$101,571

The aggregate amortization expense for each of the five succeeding full fiscal years is as follows:

Asset	2003	2004	2005	2006	2007

TASER.com Domain Name	$12,000	$12,000	$12,000	$4,000	$—
U.S. Patents	$10,714	$15,714	$15,714	$15,714	$15,714
Non Compete Agreement with Barnet Resnick	$3,571	$7,142	$7,142	$7,142	$7,142
TASER Trademark	$—	$—	$—	$—	$—

Total	$26,285	$34,856	$34,856	$26,856	$22,856

NOTE 4 — INVENTORIES

The inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out (FIFO) method.

	September 30, 2003	December 31, 2002

Raw materials and work-in-process	$1,805,070	$1,770,672
Finished goods	450,239	564,137

Total	$2,255,309	$2,334,809

NOTE 5 — EARNINGS PER SHARE

The following table reconciles average common shares outstanding — basic, to average common shares outstanding — diluted, that are used in the calculation of earnings per share.

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Numerator for basic and diluted earnings per share:
Net Income (Loss)	$1,075,791	$(68,896)	$1,651,868	$141,406
Denominator for basic earnings per share weighted average shares:	3,001,292	2,806,097	2,863,309	2,792,835
Dilutive effect of shares issuable under stock options and warrants outstanding	1,218,399	—	1,218,399	671,401

Denominator for diluted earnings per share adjusted weighted average shares	4,219,691	2,806,097	4,081,708	3,464,236
Basic earnings per share	$0.36	$(0.02)	$0.58	$0.05
Diluted earnings per share	$0.25	$(0.02)	$0.40	$0.04

NOTE 6 — STOCK OPTIONS

At September 30, 2003, the Company had two stock-based employee compensation plans, which are described more fully in Note 9 to the Company’s Annual Report on Form 10-KSB as filed on March 14, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net income as reported	$1,075,791	$(68,896)	$1,651,868	$141,406
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	300,325	217,512	842,562	652,535

Pro forma net income (loss)	$775,466	$(286,408)	$809,306	$(511,129)

Earnings (loss) per share:
Basic — as reported	$0.36	$(0.02)	$0.58	$0.05
Basic — pro forma	$0.26	$(0.10)*	$0.28	$(0.18)*
Diluted — as reported	$0.25	$(0.02)	$0.40	$0.04
Diluted — pro forma	$0.18	$(0.10)*	$0.20	$(0.18)*

*	In periods of losses, diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. As the Company had a pro forma net loss for the periods noted, the Company’s common stock options and warrants were anti-dilutive.

NOTE 7 — WARRANTY

We warrant our products from manufacturing defects for a period of one year after purchase and replace any defective unit after the warranty period with a new one for a fee. The Company tracks historical data related to returns and related warranty costs on a quarterly basis.

The following summarizes the warranty activity for the nine months ended September 30, 2003 and 2002:

Warranty Reserve		Increase	Adjustments	Warranty Reserve
December 31, 2002	Use of Reserve	to the Reserve	to the Reserve	September 30, 2003

$60,000	$3,000	$70,000	$0	$127,000

Warranty Reserve		Increase	Adjustments	Warranty Reserve
December 31, 2001	Use of Reserve	to the Reserve	to the Reserve	September 30, 2002

$43,000	$27,000	$26,000	$0	$42,000

NOTE 8 — LINE OF CREDIT

On May 31, 2003, the Company renewed its revolving line of credit with a bank with a total availability of $2.5 million. The line is secured by substantially all of the Company’s assets, other than intellectual property, and bears interest at varying rates of interest, ranging from LIBOR plus 2.5% to prime. The availability under this line is computed on a monthly borrowing base. The line of credit matures on May 31, 2004 and requires monthly payments of interest only. At December 31, 2002, the available borrowing under the line of credit was $2.1 million, and the amount outstanding under the line of credit was $385,000. This amount was paid in full on January 9, 2003, and there were no additional borrowings under the line during the nine months ended September 30, 2003.

NOTE 9 – NOTE PAYABLE

On June 27, 2003 the Company completed the acquisition of all significant assets owned by Taser Technologies and Electronic Medical Research Laboratories, d.b.a. Tasertron. The purchase price for this transaction was $1.0 million. The first $500,000 was paid in cash, and the remaining $500,000 was secured by a note payable backed by an irrevocable letter of credit in the amount of $500,000. The remaining $500,000 will be paid to the seller in two equal payments of $250,000 each due on October 1, 2003 and January 2, 2004.

NOTE 10 — DEFERRED REVENUE

On June 1, 2003, the Company implemented a program whereby customers who previously purchased the ADVANCED TASER M26 product for deployment in the United States may return the product to the Company in exchange for a credit against the purchase of the new TASER X26 product. The exchange offer expires on December 30, 2003 and has resulted in deferred revenue of $449,306 at September 30, 2003, which is included accounts payable and accrued liabilities.

NOTE 11 – WARRANTS

At December 31, 2002, the Company had warrants outstanding to purchase 1,471,448 shares of common stock at prices ranging from $0.22 to $21.00 per share with an average exercise price of $9.96 per share and weighted average remaining life of 3.31 years. A summary of warrants outstanding and exercisable at December 31, 2002 and September 30, 2003 is presented in the following table:

		Number of Warrants	Number of Warrants	Warrants Exercised
Exercise Price		at December 31, 2002	at September 30, 2003	in 2003

$0.22		8,333	0	8,333
21.00		3,333	3,333	0
3.30		22,727	22,727	0
10.00		5,000	5,000	0
9.53		1,199,533	1,008,569	190,964
12.57	(1)	232,522	110,177	122,345

		1,471,448	1,149,806	321,642

(1)	This price reflects the initial exercise price of $15.60 to exercise the underwriter’s 116,261 warrants and $9.53 to exercise the 116,261 public warrants underlying the underwriter’s warrants.

During the nine months ended September 30, 2003, a total of 321,642 warrants were exercised. Of the warrants converted in 2003, 296,737 were exercised in the three months ending September 30, 2003. This represents 190,964 public warrant exercises and 105,773 warrants exercised by the underwriters for the Company’s initial public offering.

NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to annual impairment tests. SFAS No. 142 also established a new method of testing goodwill and intangible assets for impairment. The Company adopted SFAS 142 on January 1, 2002. The adoption of this standard was applied in stating the value assigned to the intangible assets on September 30, 2003.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”) “Guarantor’s Accountings and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” which clarifies the requirements of SFAS No. 5 “Accounting for Contingencies,” relating to a guarantor’s accounting for and the disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. FIN 45 also requires certain guarantees that are issued or modified after December 31, 2002, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. As of September 30, 2003 there are no such guarantees.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003. The related disclosure requirements were effective immediately. The impact of this interpretation is not expected to have a material impact on our financial condition or results of operations.

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

In November 2002, the EITF issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 prescribes a method to account for contracts that have multiple elements or deliverables. It provides guidance on how to allocate the value of a contract to its different deliverables, as well as guidance on when to recognize revenue allocated to each deliverable over its performance period. We are required to adopt EITF 00-21 for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe the impact EITF 00-21 will have a material impact on our financial condition or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the results of operations and analysis of financial condition for the three and nine months ended September 30, 2003 and September 30, 2002. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-KSB, filed on March 14, 2003.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to: (1) expected revenue and earnings growth; (2) the Company’s estimates regarding the size of its target markets; (3) the ability of the Company to successfully penetrate the law enforcement market; (4) the growth expectations for existing accounts; (5) the ability of the Company to expand its product sales to the commercial airline, private security, military and consumer self-defense markets; (6) expected orders from outstanding international product quotations; and (7) the Company’s business model. The Company cautions that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: (1) market acceptance of the Company’s products; (2) the Company’s ability to establish and expand its direct and indirect distribution channels; (3) the Company’s ability to attract and retain the endorsement of key opinion-leaders in the law enforcement community; (4) the Company’s ability to expand manufacturing capacity; (5) the level of product technology and price competition for the Company’s ADVANCED TASER M26 and TASER X26 products; (6) the degree and rate of growth of the markets in which the Company competes and the accompanying demand for its products; (7) budgetary constraints and purchasing cycles from prospects and customers; and (8) other factors detailed in the Company’s filings with the Securities and Exchange Commission.

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

•	Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We recognize revenues when pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and collectability is reasonably assured. We charge certain of our customers shipping fees, which are recorded as a component of net sales. The Company records training revenue as the service is provided. Profit on the ADVANCED TASER M26 sales eligible for trade-in will be deferred until the trade in program expires on December 30, 2003.

•	Warranty Costs. We warrant our products from manufacturing defects for a period of one year after purchase and replace any defective unit after the warranty period with a new one for a fee. The Company tracks historical data related to returns and related warranty costs on a quarterly basis and as of September 30, 2003 and December 31, 2002, had accrued warranty costs of $127,000 and $60,000 respectively.

•	Inventory. Our inventory balance includes the application of overhead expenditures. This calculation is based upon the standard manufacturing costs for each sub assembly and finished product in inventory at the period end, and includes allocations for indirect manufacturing, manufacturing overhead expenditures and engineering expenses incurred during the period. In 2003, following the 2002 announcement to discontinue manufacture of the AIR TASER product line, and the introduction of the TASER X26 product line, the Company increased the reserve to reduce the exposure for obsolete inventory created by the shift in product sales. On September 30, 2003, the reserve for obsolete inventory was $192,000.

•	Concentration of Credit Risk and Major Customers. Financial instruments that potentially subject us to concentrations of credit risk include accounts receivable. Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts.

RESULTS OF OPERATIONS

Overview

During the third quarter of 2003, the Company produced and shipped the first TASER X26 units to the law enforcement community. The new TASER X26 with Shaped Pulse™ Technology is the next generation TASER conducted energy weapon, offering greater stopping power than the ADVANCED TASER M26 — in a package that is 60% smaller and lighter. The Company has applied for patent protection for its new Shaped Pulse™ technology, which uses a highly refined energy pulse that concentrates a small portion of energy to first penetrate the barrier, while the majority of electrical charge is held in reserve, flowing freely through the barrier once the leading edge has penetrated.

In addition to the patents submitted on the new TASER X26 weapon system, the Company was issued U.S. Patent #6,636,412 on October 21, 2003. This patent covers the wave form used in the Company’s TASER products to safely incapacitate individuals using electrical impulses. To further protect its intellectual property rights abroad, the Company applied for similar patents in France and Germany, as well as five other countries.

During the third quarter, the Company also established two key partnerships in the military and defense markets. The first was with Battelle Memorial Institute which has partnered with the Company to complete the long-range weapon system currently under development for the Office of Naval Research. Battelle brings to the Company increased research and development resources. The second partnership established was with General Dynamics Ordinance and Tactical Systems. This teaming agreement centers on the design of area denial systems, also know as TASER anti-personnel munitions (TAPMs), utilizing TASER technology to prevent individuals from entering secured locations. The primary customer for these two new technologies will be the United States Military.

To lead the new research and development projects, the Company has hired Mr. David Dubay, the former Director of Research and Development for Armor Holdings. Mr. Dubay brings to the Company 8 years of managing new products from the research to market stages, and is knowledgeable in ballistics and weapon launching technologies, a new market for the Company.

On September 30, 2003 Congress approved the Defense Appropriations Funding Bill for 2004. Included in this allocation of funds was $1.0 million dollars to be used for the purchase of TASER brand weapons for the United States Army. These funds are the initial appropriation of funds for our weapons for military use.

During the three months ended September 30, 2003, the Company experienced record growth in revenue, both with the ADVANCED TASER M26 sales and sales of the new TASER X26 product. This growth resulted from the addition of 754 new law enforcement agencies that elected to deploy the Company’s TASER products as part of their equipment for patrol and special tactical units. In addition, 82 more law enforcement agencies committed to purchasing one TASER brand weapon for each of their patrol officers, increasing the Company’s base of full or planned full deployments to 318 law enforcement agencies across the United States, and 3,520 law enforcement agencies deploying the TASER brand weapons around the world.

In addition to expanding market penetration in the United States, the Company also received positive feedback from the TASER trials in both the United Kingdom and Australia. Both countries are experiencing positive results with the weapons, and plan to continue their trials into the early part of 2004. As a result of the much publicized uses of the weapons in both the UK and Australia, the Company has experience increased interest in other countries. The Company expects to see increased revenue from the international markets in 2004.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

The Company began shipping the new X26 Shaped Pulse Technology product line to law enforcement agencies in September of 2003. The production ramp for this product grew from zero to 2,000 units in three weeks, and generated $1.4 million in added revenue for the Company for the quarter.

Net sales. Net sales increased by $4.2 million, or 216.7%, to $6.1 million for the three months ended September 30, 2003 compared to $1.9 million for the three months ended September 30, 2002. The increase in sales was due to the increased sales of the ADVANCED TASER to U.S. law enforcement distributors and law enforcement agencies, and initial sales of the TASER X26 product. Specifically, ADVANCED TASER sales increased by $2.7 million, to $4.4 million in the three months ended September 30, 2003, as compared to $1.7 million for the three months ended September 30, 2002. Sales of the TASER X26 contributed $1.4 million. The increase in ADVANCED TASER sales is net of the revenue deferral recorded in the third quarter of 2003 for all M26 weapons sold in the United States which carry the right to exchange the weapon between June 1, 2003 and December 30, 2003 for the Company’s new X26 weapon. During the quarter, 6500 ADVANCED TASER weapons’ sales qualified for this program, and the corresponding revenue recorded for these orders was discounted $55.37 per unit purchased, the estimated discount rate for the period. The $89,400 deferred under the exchange program during the second quarter of 2003 brings the total revenue deferred during fiscal 2003 to $449,300. The deferred revenue will be recognized upon the expiration of the program on December 30, 2003. Year-to-date, net sales increased by $6.7 million, or 94.7%, to $13.7 million in the nine months ended September 30, 2003, compared to $7.0 million for the same nine month period in 2002. This increase was a direct result of increased sales of the ADVANCED TASER and TASER X26 product lines. As a result of the increased sales during the third quarter, and anticipated sales for the fourth quarter of 2003, the Company has modified its previous guidance for revenue to $20.0 million dollars for the fiscal year ended December 31, 2003.

AIR TASER sales remained consistent contributing $110,000 during the three months ended September 30, 2003, compared to $108,000 for the three months ended September 30, 2002. Year-to-date AIR TASER sales have declined $533,000 to $317,000 for the nine months ended September 30, 2003 compared to $850,000 recorded in the corresponding period of 2002. This decline is associated with the drop in consumer orders for the AIR TASER product line, as the market moves toward the ADVANCED TASER consumer weapons.

Revenue associated with the grant from the Office of Naval Research increased by $108,000 during the three months ended September 30, 2003 as the Company contracted with Battelle on the new long range weapon system covered by the grant funding. Year to date, the total funding generated under this contract was $179,000, an increase of $72,000 over the corresponding nine month period in 2002.

For the three and nine months ended September 30, 2003 and 2002, sales by product line were as follows:

	For the three months ended		For the nine months ended
Sales by Product Line	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

ADVANCED TASER	$4,731,496	$1,694,035	$12,140,576	$5,891,997
ADVANCED TASER Deferral	(359,893)	—	(449,306)	—
TASER X26	1,417,470	—	1,417,470	—
AIR TASER	109,928	107,831	316,703	849,991
Research Funding	168,344	60,459	178,610	106,717
Other	22,065	60,429	71,007	176,764

Total	$6,089,410	$1,922,754	$13,675,060	$7,025,469

Cost of products sold. Cost of products sold increased by approximately $1.5 million, or 165.6%, to $2.6 million in the three months ended September 30, 2003 compared to $934,000 in the three months ended September 30, 2002. As a percentage of net sales, cost of products sold decreased 6.0% to 42.6% for the three months ended September 30, 2003 from 48.6% for the three months ended September 30, 2002. The decrease in cost of products sold as a percentage of sales was the net result of the lower margin work performed for the Office of Naval Research offset by improved labor and material efficiencies, higher sales volumes of the ADVANCED TASER product line and new sales from higher margin TASER X26. These improvements coupled with a decrease in the indirect costs as a percentage of sales provided the significant improvement to gross margins for the quarter. Also reported within indirect cost of products sold was a charge of approximately $89,000 to increase reserves for both warranty and inventory due to possible product obsolescence caused by the new X26 product line, and approximately $96,000 of in-line scrap generated during the ramp of the TASER X26 product line. The Company expects both amounts to decrease as a percentage of sales by December 31, 2003. The Company will continue to monitor and adjust inventory levels quarterly, throughout the remainder of fiscal 2003 to reflect the sales impact of the new X26 product line on existing ADVANCED TASER and AIR TASER sales. As a result of strong financial performance in both the second and third quarters of 2003, the year-to-date cost of products sold as a percentage of sales also decreased 2.2% to 43.1% as of September 30, 2003, compared to the 45.3% recorded during the corresponding nine month period in 2002.

Gross Margins. Gross margins increased by $2.5 million, or 253.9%, to $3.5 million in the three months ended September 30, 2003 compared to $988,000 in the three months ended September 30, 2002. Year-to-date gross margins also increased $3.9 million to $7.8 million in the nine months ended September 30, 2003 compared to $3.9 million reported in the same nine month period of 2002. The increase in gross margins, on both the quarterly, and year-to-date basis, was due to the increased sales volume of higher margin ADVANCED TASER products.

Sales, general and administrative expenses. Sales, general and administrative expenses increased by $534,000, or 49.1%, to $1.6 million in the three months ended September 30, 2003 compared to $1.1 million in the three months ended September 30, 2002. As a percentage of net sales, sales, general and administrative expenses decreased by 29.9% to 26.6% in the third quarter of 2003 compared to 56.5% for the same period in 2002. Year-to-date sales, general and administrative expenses also declined by 16.6% for the nine months ended September 30, 2003 to 33.8% versus the 50.4% reported in same period of 2002. The net decrease in both quarter-to-date and year-to-date sales, general and administrative expenses as a percentage of net sales was the result of increased unit sales volume, offset by increases in the areas of salaries, insurance expense, and increased investments in the areas of trade shows, advertising, and TASER training programs used to market TASER brand weapon systems within the law enforcement community.

Research and development expenses increased by $93,000, to $114,000 in the quarter ended September 30, 2003 as compared with the $21,000 recorded in the third quarter of 2002. This increase was the result of efforts to complete the TASER X26 product, and to initiate the planning for new product development to begin in the fourth quarter of 2003. Year to date, research and development expenditures increased by $342,000 to $413,000, from the $71,000 reported in the same nine month period in 2002. The Company expects to see funding in new product develop continue to grow throughout the remainder of 2003, and into fiscal years 2004 and 2005, as military and defense technologies become a focus for research.

Interest Income. Interest income declined $6,000 to $8,000 in the three months ended September 30, 2003 as compared with $14,000 earned in the same period of 2002. Year-to-date interest income also declined $22,000 to $24,000 for the nine months ended September 30, 2003 compared to the $46,000 recorded as of September 30, 2002. This decrease in income was the result of lower cash reserves invested in liquid accounts during the first six months of the year , and the decline in market interest rates.

Interest Expense. Interest expense decreased by $9,200 to $1,500 in the three months ended September 30, 2003 from $10,700 expensed in the three months ended September 30, 2003. Year-to-date interest expense has declined by $29,000 to $6,000 from the $35,000 recorded in the nine months ended September 30, 2002. This decrease was the result of retiring debt through the use of available cash.

Income Taxes. The Company recognizes a quarterly provision for corporate income taxes equal to 38.5% of pre-tax earnings. The amount of this provision represents a decrease of 1.5% in the effective rate used in 2002. As of September 30, 2003, the Company accrued $1.1 million for income taxes, compared with $97,000 accrued for the nine months ended September 30, 2002.

Net Income. Net income increased $1.1 million to $1.1 million in the three months ended September 30, 2003 compared to a net loss of $69,000 in the three months ended September 30, 2002. Year-to-date net income increased $1.5 million to $1.7 million as of September 30, 2003, from the $141,000 reported for the same nine month period in 2002. The increase in net income over both the prior three month and nine month periods was the result of increased sales volume coupled with higher margin product sales and improved operating efficiencies.

The weighted average basic net income per share for the three months ended September 30, 2003 was $0.36 compared to a loss per basic share of $0.02 in the comparable prior period during which there were 195,200 fewer shares outstanding. The year-to-date weighted average basic net income per share for the period ended September 30, 2003 was $0.58 compared to basic income per share of $0.05 in the comparable nine month period during which there were 70,500 fewer shares outstanding.

The weighted average diluted net income per share for the three months ended September 30, 2003 was $0.25 compared to diluted loss per share of $0.02 for the corresponding period in 2002 in which there were 1.4 million fewer shares outstanding. The year-to-date diluted income per share for the nine months ended September 30, 2003 was $0.40 compared to diluted income per share of $0.04 in the comparable nine month period during which there were 617,500 fewer shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. As of September 30, 2003, we had working capital of $9.4 million compared to working capital of $5.3 million at December 31, 2002. Total current assets increased by $5.5 million to $12.6 million from the $7.1 million reported at December 31, 2002. The two most significant increases in current assets were cash and accounts receivable. Cash increased by $3.8 million as a result of the $2.1 million of cash generated by operations coupled with the $3.2 million generated through warrant and option exercises. This increase was offset by $1.5 million used in asset purchases related to the Taser Technologies asset acquisition in the second quarter of 2003 and production equipment required to produce the Company’s new TASER 26. Accounts receivable also increased by $1.7 million as a result of increased sales in the month of September.

In the nine months ended September 30, 2003, the Company generated $2.1 of cash from operations compared to $625,000 of cash used in operations for the nine months ended September 30, 2002. The decrease in cash used was primarily the result of increases in net income and depreciation, decreases in inventory, and higher levels of accruals and accounts payable, offset by increased accounts receivable in the third quarter of 2003.

The Company used $1.5 million of cash in investing activities during the nine months ended September 30, 2003, compared to $143,000 used in the same period in 2002. The increase in funds used in 2003 was the result of the intellectual property purchased in the Taser Technologies asset acquisition, coupled with increased spending for tooling and equipment to manufacture the Company’s new X26 weapon system. The funds used in 2002 were the net result of computer and production equipment additions, offset by the proceeds from the sale of leasehold improvements in the first quarter of 2002.

The Company also generated $3.2 million from financing activities during the nine month period ending September 30, 2003, as compared with $1.2 million used in financing activities for the nine months ended September 30, 2002. The funds generated in 2003 were the net effect of $3.2 million of cash received through warrant and option exercises, a new note payable issued to a private party in connection with the Taser Technologies asset acquisition, offset by the principal payments for capital leases, and the repayment of the line of credit in the first quarter of 2003. The funds used in 2002 were the result of repaying the Company’s line of credit and short term notes payable.

Subsequent to the period end, the Company experienced a significant number of public warrant exercises which resulted in an increase in cash, and additional paid in capital of approximately $5.1 million. Of the cash received through the warrant exercises, $2.9 million was used to pay the remaining balance outstanding on the Company’s land acquisition for the construction of its new corporate headquarters located in Scottsdale, Arizona. The Company expects to finance the construction of the new building through a local lending institution, followed by permanent financing consisting of both tax exempt and taxable debt instruments.

Capital Resources. On September 30, 2003, we had cash of $7.4 million. Additionally, the Company generated net income of $1.7 million in the nine months ended September 30, 2003, with an expectation of remaining profitable for the year. We believe after payment of debt and accounts payable outstanding as of September 30, 2003, our monthly cash flow from operations will be adequate to cover monthly obligations.

In addition, the Company has a revolving line of credit from a domestic bank with total availability of $2.5 million. The line is secured by substantially all of the Company’s assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 2.5% to prime plus 0%. The line of credit matures on May 31, 2004 and requires monthly payments of interest only. There was no outstanding balance under the line of credit at September 30, 2003, and $2.5 million was available for future borrowings. The Company expects to renew the line of credit upon maturity.

The Company anticipates that the $7.4 million of cash coupled with cash generated from operations, available borrowings under its line of credit and the $5.1 million generated in October through further warrant exercises will be adequate to fund operations for the remainder of 2003 and 2004. However, should our marketing efforts abroad result in a large full scale deployment of our products, or if during the next few quarters we are successful in adding the US Military or commercial airline industry to our revenue base, we may require additional resources to expand manufacturing in order to meet possible demand for our weapons as early as the third quarter of 2004. We believe funding will be available at terms favorable to us, both through our existing credit lines and possible additional equity financing.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s President and the Chief Executive Officer and the Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at September 30, 2003 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2000, Thomas N. Hennigan, a distributor of our products from late 1997 through early 2000, sued us in the United States District Court, Southern District of New York. After the New York case was dismissed in February 2001 for lack of personal jurisdiction, Mr. Hennigan brought a counterclaim in the United States District Court for the District of Arizona. Mr. Hennigan claims the exclusive right to sell our products to many of the largest law enforcement, corrections, and military agencies in the United States. He seeks monetary damages that may amount to as much as $400 million against us allegedly arising in connection with his service to us as a distributor. His claims rest on theories of our failure to pay commissions, breach of contract, promissory estoppel, breach of fiduciary duty, and on related theories. No written contract was ever signed with Mr. Hennigan. We also believe that he has no reasonable basis for claims based on informal or implied contractual rights and will be unable to prove his damages with reasonable certainty. As a result, we believe his claims are without merit, and that this litigation will have no material adverse affect on our business, operating results or financial condition. Mr. Hennigan died in April 2001 and the case is now being prosecuted by his estate. We filed two motions for partial summary judgment in November 2002. On September 30, 2003, the Court issued an order granting the Company’s motion for partial summary judgment on certain claims by an individual third party and striking Hennigan’s jury demand. The Court also partially granted the Company’s motion for partial summary judgment on certain joint venture, post-termination, post-death and exclusivity claims, but the Court has not yet issued a memorandum decision explaining its order and identifying the claims on which the Company has won partial summary judgment. No trial date has been set.

In April 2001, James F. McNulty Jr. sued us in the United States District Court, Central District of California. The lawsuit alleges that certain technology used in the firing mechanism for our weapons infringes upon a patent for which Mr. McNulty holds a license, and seeks injunctive relief and unspecified monetary damages. In February 2002, we won a motion for summary judgment that limits Mr. McNulty’s right to sue for damages only to dates after February 2001. On July 29, 2002, we again won a motion for summary judgment in which the Court ruled that no product manufactured by the Company infringed the claims of the patent licensed by McNulty. We were notified in August 2002 that the plaintiff filed an appeal with the Court. An order was issued by the Court on April 29, 2003 granting an extension of time until July 15, 2003 for Mr. McNulty to file his brief. Mr. McNulty has requested an additional extension of time. We intend to respond to the appeal, and based upon the original decision by the court, we believe that the claims are without merit and that the litigation will have no material adverse effect on the Company’s business, operating results or financial condition.

In April 2003, Esequiel Alvarado and Judith Medina sued the City of Los Angeles, Los Angeles Police Department and Officers Roca and Platzer, and the Company in the Superior Court of the State of California, County of Los Angeles, Central District, claiming that their son, Eduardo Alvarado, died as a result of being shot with a TASER conducted energy weapon. The plaintiff’s seek unspecified monetary damages. The autopsy report indicates that the probable cause of Mr.

Alvarado’s death was “...methamphetamine intoxication and cocaine use...”. Accordingly, we believe the plaintiff’s claims are without merit and that this litigation will have no material adverse affect on our business, operating results or financial condition. The defense of this litigation has been submitted to our insurance carrier.

In May 2003, we commenced litigation in Superior Court of the State of California, County of Santa Clara, against Does 1 through 100 a.k.a. ubswarbird and other pseudonyms, for defamation, intentional and negligent interference with prospective business advantage, and unfair competition arising from a series of false and defaming statements about the Company and its officers posted by ubswarbird on the Yahoo message board. An ex parte court order and subpoena duces tecum was served on Yahoo to learn the identities of ubswarbird and the other pseudonyms, and on July 15, 2003 we obtained documents in response to this subpoena from Yahoo. The IP address information obtained from Yahoo could not be traced due to the unavailability of records from the ISP. We have served a second subpoena to obtain updated information. Upon verification of ubswarbird’s and pseudonym’s identities, we will file an amended complaint naming these individuals as defendants and proceed with this litigation. We believe that this litigation will have no material adverse affect on our business, operating results or financial condition.

In June 2003, the City of Madera filed a complaint against the Company in Superior Court of the State of California, County of Madera. The City of Madera is a defendant in litigation brought by the estate of Everardo Torres who was killed by a Madera Police Officer who shot him with her police service pistol. The City of Madera claims that the police officer mistakenly used her police service firearm when she thought she was using her TASER M26 conducted energy weapon and that the Company is responsible for this shooting death. We believe the plaintiff’s claims are without merit and that this litigation will have no material adverse affect on our business, operating results or financial condition. The defense of this litigation has been submitted to our insurance carrier.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 11, 2001, the Company completed its initial public offering of 800,000 units, at an aggregate offering price of $10.4 million. Each unit consisted of one and one-half shares of common stock and one and one-half redeemable public warrants, each whole warrant to purchase one share of common stock.

During the nine months ended September 30, 2003, the Company applied approximately $900,000 of net proceeds from its initial public offering toward working capital.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

31.1	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Okley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

Subsequent to the end of the period, on October 20, 2003, the Company filed a Current Report on Form 8-K attaching as an exhibit a press release disclosing its earnings for the third quarter of 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC. (Registrant)

Date: November 7, 2003	/s/ Patrick W. Smith

Patrick W. Smith, Chief Executive Officer

Date: November 7, 2003	/s/ Kathleen C. Hanrahan

Kathleen C. Hanrahan, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibits:
31.1	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Okley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.