Form 10-K
period 2003-12-31
TASER INTERNATIONAL INC
filed 2004-03-04
CIK 1069183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

      The issuer’s revenues for the fiscal year ended December 31, 2003 were $24,455,506.

      The aggregate market value of the Common Stock held by non-affiliates of the issuer, based on the average of the high and low sales prices of the issuer’s Common Stock on February 27, 2004 as reported by Nasdaq, was $677,252,558.

      The number of shares of Common Stock outstanding as of February 27, 2003 was 14,066,688.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts of registrant’s proxy statement dated on or about March 25, 2004 prepared in connection with the annual meeting of stockholders to be held April 29, 2004 are incorporated by reference into Part III of this report.

      Transitional Small Business Disclosure Format: Yes ☐ No ☑

TASER INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-KSB Year Ended December 31, 2003

PART I
PART II
PART III
SIGNATURES
INDEPENDENT AUDITORS’ REPORT
TASER INTERNATIONAL, INC.
BALANCE SHEETS
TASER INTERNATIONAL, INC.
STATEMENTS OF INCOME
TASER INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
TASER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS December 31, 2003 and 2002
EXHIBIT INDEX
EX-10.11
EX-10.15
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1

TASER INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-KSB
Year Ended December 31, 2003

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

      We own the following registered trademarks: TASER® and AIR TASER®. We also have the following unregistered trademarks: TASER-WaveTM, T-WAVETM, AUTO TASERTM, ADVANCED TASERTM, Shaped Pulse TechnologyTM and AFIDTM. Each other trademark, trade name or service mark appearing in this report belongs to its respective holder.

Item 1.	Description of Business

Overview

      TASER International, Inc. (the “Company” or “we” or “us”) began operations in Arizona in 1993 for the purpose of developing and manufacturing less-lethal self-defense devices. From inception until the introduction in 1994 of our first product, the AIR TASER, we were in the developmental stage and focused our efforts on product development, raising capital, hiring key employees and developing marketing materials to promote our product line.

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

      The first full year of ADVANCED TASER product line sales was 2000. Although we had limited financial resources, we spent the year building the distribution channel for marketing the product line and developing a nationwide training campaign to introduce the product line to law enforcement agencies, primarily in North America. In 2001, we made significant changes to support the growing demand for the ADVANCED TASER product line. We developed a manufacturing infrastructure inclusive of direct assembly and material management to support product demand. We also completed in 2001 an initial public offering of 800,000 units, at $13.00 per unit, each consisting of one and one half shares of common stock and one and one half warrants to purchase one share of common stock with net proceeds to us of approximately $8.4 million. Proceeds from the offering were used to retire debt, increase inventory and working capital and fund future sales and marketing programs. During 2001, we relocated our corporate headquarters to a larger, more modern facility, expanded our sales and marketing efforts, and sold or provided ADVANCED TASERs to more than 1,000 police agencies worldwide.

      In 2002, Company management worked with officials from United Airlines and a Washington lobbying firm to assist with safety studies and to initiate legislative changes which would allow the ADVANCED TASER to be deployed on board commercial aircraft. On November 25, 2002, Congress approved The Homeland Security Act of 2002 allowing individual carriers to apply to the Under Secretary of Transportation for Security, on a case by case basis, to deploy the weapon system. As of January 2003, two commercial carriers, United Airlines and Mesa Airlines, had submitted these applications to the Transportation Security Administration (TSA) for approval. In April, 2002, the Company was notified that it had received a grant from the Office of Naval Research to aid the U.S. Government with the development of less-than-lethal weapons for the military. This grant not only provided us with added funding for our research and development efforts, but also validated our position as a leader in less-lethal technologies. In September 2002, our grant funding was augmented with an additional $349,000 to pursue the concepts developed in Phase I of the award, bringing the total award under this grant to $479,000. At the close of 2002, three years following our initial introduction of the ADVANCED TASER weapon system, we had more than 2000 law enforcement agencies worldwide testing and deploying our M26 weapon system. This number of agencies includes 134 departments who have either purchased, or are in the process of purchasing one unit for each patrol or line level officer. This list of 134 departments includes two major departments, the City of Phoenix, a top-ten law enforcement agency in the U.S., and the Ohio State Troopers, a leader in the highway patrol community.

      In 2003, we remained focused on expanding the manufacturing and sales infrastructure to support the growing demand for our product, we continued developing new product capabilities, and we added new resources to expand our technology base. In May, 2003 we introduced the TASER X26 weapon system to our master instructors, at our annual tactical conference. This product incorporated all of the strengths of its predecessor, the ADVANCED TASER, but also introduced to the market a new “shaped pulse” technology, and a new smaller form factor. The product design was completed, comprehensive medical safety testing was conducted, and the first weapons began shipping in September of 2003.

      On June 26, 2003, the Company completed the acquisition of TASER Technologies Inc. and Electronic Medical Laboratory Inc., d.b.a. Tasertron, its’ sole competitor in the manufacture and sale of TASER conducted energy weapons to law enforcement. This purchase provided us with clear title to the TASER Trademark, and a number of patents, eliminated litigation and market confusion, and enabled us to enter into a teaming relationship with General Dynamics.

      The protection of our intellectual property was also a priority for our engineering and legal team during 2003. After acquiring Tasertron, the next step in our strategy to build strong barriers to entry for new competitors was to strengthen our patent protection on both existing technologies, and those in varying stages of development. On October 21, 2003 we were granted a fundamental patent on our ADVANCED TASER wave form. This patent protects us against competing product development using electrical impulses ranging from half the energy of the M26 to five times the energy of the M26, or the range of electrical input necessary to immobilize a human without affecting critical organs. In addition, we purchased eight additional patents allowing us to expand our current product capabilities into new areas of weapon systems, including area denial systems, or TASER landmines.

      At the close of 2003, we had more than 4,300 United States law enforcement agencies deploying one of our TASER brand weapon platforms, with 506 agencies either completed or in the process of implementing a full deployment of one weapon for each patrol or line officer. We shipped our products to key U.S. military command posts, and worked with several key international police and military forces to conduct safety and reliability testing for future deployment. These test programs included the United Kingdom, Australia and Canada. We also received Congressional approval for $1.0 million dollars of appropriations to be used to purchase TASER brand weapons for the U.S. Military. And, we had our first major sale to a foreign military agency in alliance with the U.S. in the war against terror.

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

      We introduced our initial product, the AIR TASER, in 1994. We designed the AIR TASER to look like a cellular telephone rather than a weapon to target the consumer electronics market. During its life cycle, the AIR TASER product line consisted of the AIR TASER, a cartridge that shoots two small, electrified probes up to 15 feet, an optical laser sight, and a number of holstering accessories. However, in 2003, we discontinued the manufacture of this model after building all available units from raw material inventory, and are continuing to sell off available units into the consumer market.

      We developed the ADVANCED TASER product line, launched in December 1999, primarily for the law enforcement and corrections market. The ADVANCED TASER is one of our primary products. We sell the M26 version of this weapon exclusively to law enforcement, military, corrections agencies and to the commercial airline industry. Currently, the ADVANCED TASER product line consists of the ADVANCED TASER , a cartridge that shoots two small, electrified probes up to 21 feet, rechargeable batteries, a battery recharging system, data download package, extended warranty packages, and a number of holstering accessories.

      In addition to the law enforcement line of ADVANCED TASER products, we also developed a less powerful consumer version of the ADVANCED TASER for the consumer market. This line includes the ADVANCED TASER M18L, with integrated laser sight, the ADVANCED TASER M18 without an integrated laser sight, a cartridge that shoots two small, electrified probes up to 15 feet, and a number of holstering accessories.

      In 2003, we introduced the TASER X26, with Shaped Pulse Technology. This weapon uses a highly refined energy pulse that concentrates a small portion of energy to first penetrate the barrier, while the majority of electrical charge is held in reserve, flowing freely through the barrier once the leading edge has been penetrated. Like the ADVANCED TASER, the TASER X26 is sold exclusively to law enforcement, military, and corrections agencies, and will be made available to commercial airline carriers. The TASER X26 product line consists of the TASER X26, a cartridge that shoots two small, electrified probes up to 21 feet, a digital power magazine, data download package, extended warranty packages, and holstering accessories.

      Our products are sold primarily through our network of distributors at a wide range of prices and directly to law enforcement agencies across the United States. Our most inexpensive consumer product is the entry-level consumer AIR TASER product, with a retail price of $120. Our high-end consumer model, the ADVANCED TASER M18L with integrated laser sight, retails for $600. The ADVANCED TASER was our best selling item in 2002 and 2003. Law enforcement distributors sell the M26 to police and corrections agencies for $400. The TASER X26 was introduced to law enforcement in 2003, and is sold to police and corrections agencies for $800. Retail cartridge prices range from $16 for law enforcement to $30 per unit for consumer purchases. We intend to introduce a consumer version of the TASER X26 for sale through retail distribution in late 2004.

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

      We offer a one year no-questions-asked replacement policy on the ADVANCED TASER and TASER X26 products. After the warranty expires, if the weapon fails to operate properly for any reason, we will replace it for a fee of $75. This fee is intended to help defray the handling and repair costs associated with product returns. This policy is attractive to our law enforcement and corrections agency customers. In particular, it avoids disputes regarding the source or cause of any defect.

      It is our policy to maintain a warranty reserve equivalent to the sales volume shipped for our TASER products, multiplied by a factor representing the historical scrap costs associated with each returned unit. Prior to the introduction of our TASER X26 product, this cost was based solely upon the value of the parts not salvaged through the tear down and rework process. In 2003, the scrap cost per unit was increased to reflect the cost of the finished TASER as of the last date of the period. We believe this increase will allow for additional costs associated with product obsolescence and product revision changes created by our new weapon system. Warranty costs under the ADVANCED TASER and TASER X26 replacement policy totaled $302,000 in 2003 and $79,000 in 2002. The amount for 2002 includes $25,000 recorded in connection with a series of ADVANCED TASERS that we recalled in the second quarter of 2002 due to a defective electronic component.

Markets

Law Enforcement and Corrections

      Federal, state and local law enforcement agencies in the United States currently represent the primary target market for our ADVANCED TASER and TASER X26 products. In the law enforcement market, over 4,300 law enforcement agencies have made initial purchases of our TASER brand weapons for testing or deployment. These agencies include the Unites States Secret Service, Los Angeles Police Department, Los Angeles County Sheriff’s Department, New York Police Department, Chicago Police Department, Las Vegas Metropolitan Police Department, Seattle Police Department, the Royal Canadian Mounted Police, Miami Police Department, Denver Police Department, Fort Worth (TX) Police Department, Orange County (FL) Sheriff’s Department, Chandler (AZ) Police Department, Philadelphia Police Department, and Minneapolis Police Department. In addition, 506 police departments, including Phoenix (AZ) Police Department, Ohio State Troopers, Cincinnati, San Diego, Reno, Sacramento, Albuquerque, Citrus County (FL) Sheriff’s Office and Clay County (FL) Sheriff’s Office have purchased or are in the process of purchasing one TASER brand weapon to issue to each of their on duty patrol officers.

      We believe the ADVANCED TASER and TASER could prove equally suitable for use in correctional facilities and have begun to see TASER deployments in correctional facilities such as those operated by the Los Angeles Custody Division and the State of Wisconsin.

Military Forces, both United States and Foreign Allies

      Military police forces in the United States and overseas represent another key market for TASER brand weapons. During 2003, we saw our weapon systems deployed to key strategic locations for our U.S. Military and allies abroad. In several cases, they were used to reduce civilian and prisoner casualties resulting from combat operations in populated regions, and for prison control. In addition, new TASER prototype weapons were tested by strategic military personnel for performance and field suitability. In total, we shipped 4,169 weapons to military and government installations during 2003. These shipments include one large order to a foreign military of 3,348 ADVANCED TASER M26’s. Prior to 2003, fewer than 100 ADVANCED TASERS were sold to the United States Air Force and the U.S. Marine Corps for their evaluation of the weapon.

      On September 30, 2003, President Bush signed into law the 2004 Fiscal Year Defense Appropriations Bill providing $1.0 million toward the purchase of TASER less-lethal conducted energy weapons by the Department of Defense. As of December 31, 2003, no funding under this budget line item has been spent, leaving these funds available for purchases in fiscal 2004.

      In April of 2002, we were awarded the first phase of a four-phase cost-plus-profit grant from the Office of Naval Research. The grant was to fund the development of less-than-lethal weapons systems for the U.S. military, and provided approximately $130,000 of working capital for our research and development efforts. In September of 2002, our funding was increased by an additional grant of $349,000, which provided total funding of $479,000. As of December 31, 2003, we completed and recognized revenue equal to 95% of this project, or $456,000. Due to our success in the first and second phase of this research, we have been tentatively been approved for additional funding under this program, and hope to received formal notification in early 2004.

      In addition to our work with the Office of Naval Research, we have also begun working with General Dynamics on the development of area denial systems, or “land mines” utilizing TASER core technologies, for the United States Military. Work on this project is in its infancy, and is not scheduled for completion until 2005.

Commercial Airlines

      The commercial airlines became a new market for us in 2001. Following the events of September 11, 2001, the commercial airline industry implemented added security measures to protect its passengers and crew. These measures, some voluntary and some mandated by the federal government, included reinforcement of cockpit doors, increased airport security, and the testing of effective weapons for storage and use on airlines. The ADVANCED TASER is one of the weapons being considered by various airlines and being evaluated by the Transportation Security Administration (TSA).

      Initially, management believed approval of less-than-lethal weapons for airline use would occur in 2002. However, because of an overwhelming array of security issues and programs demanding TSA approval, this item was delayed. Two commercial carriers, United Airlines and Mesa Airlines supported the use of our ADVANCED TASER product for on board security. And both, in accordance with the Homeland Security Act of 2002, applied to the TSA for formal approval to deploy the ADVANCED TASER M26 weapon platform. While as of December 31, 2003 TSA has not granted their approval for TASER weapons to be used on board commercial flights, TSA did complete in May 2003 a Congressional mandated study on less-than-lethal weapons. The study affirmed that the ADVANCED TASER M26 would be an appropriate weapon for on board aircraft use should TSA approve the use of less-than-lethal weapons. Management has learned that several airlines are revisiting the issue of deploying the ADVANCED TASER M26 or X26 on commercial aircraft and may make application to TSA in the first half of 2004

      In addition, the Vision 100—Century of Aviation Reauthorization Act, which passed Congress last fall and was signed into law on December 12, 2003 (Public Law 108-175), contained a sense of Congress that “members of flight deck crew of cargo aircraft should be armed with a firearm or taser to defend the cargo aircraft against an attack by terrorists that could result in the use of the aircraft as a weapon of mass destruction or other terrorist purposes.” As of December 2003 management was not aware of any cargo carriers that are pursuing the deployment of either the ADVANCED TASER M26 or X26 aboard cargo aircraft.

Private Security Firms and Guard Services

      We are still in the early stage of pursuing additional opportunities for sales of the TASER weapons in private security markets, and have made only limited sales to date. However, a report of the Security Industry Association for 1999-2000 estimated that there were over 1.7 million privately employed security guards or personnel in the United States. They represent a broad range of individuals, including bodyguards, commercial and government building security guards, commercial money carrier employees and many others, and represent a large potential market.

Consumer/ Personal Protection

      Prior to the introduction of the ADVANCED TASER in late 1999, the majority of our annual revenue was derived from consumer sales. However, since the introduction of the ADVANCED TASER in 2000, our annual revenue from consumer sales has dropped to a range of $1.0 to $1.5 million per year. During 2003 consumer sales were flat, contributing approximately $1.0 million for the year. We believe consumer sales could contribute a substantial portion of our revenues in late 2004 and beyond, particularly if the Company’s TASER weapons become more established in the law enforcement and airline industries, further strengthening the TASER brand reputation for professional grade effectiveness.

Sales and Marketing

      Law enforcement, military and corrections agencies represent our primary target markets. In each of these markets, the decision to purchase TASER weapons is normally made by a group of people including the agency head, his training staff, and weapons experts. Depending on the size and cost of the weapon deployment, the decision may involve political decision-makers such as city council members and the federal governments. The decision-making process can take as little as a few weeks or as long as several years. Although the Company has focused on three primary markets, we have been able to expand our customer base to thousands of end users. In 2003, we shipped a total of 9,580 orders at an average sale price of $2,553 per shipment. This compares to the 5,422 orders shipped in 2002, at an average sales price of $1,815 per order.

      Since the introduction of the ADVANCED TASER in 1999, the Company has used several types of media to communicate the cost-benefit of deploying its weapon systems. These campaigns have included the development of CD/ DVD packages geared toward law enforcement leaders in the community, advertisements in law enforcement publications, and the use of more than 600 training classes conducted around the world. The Company also targets key regional and national law enforcement trade shows where it can demonstrate the TASER weapon systems to leading departments. However, we believe our most successful tool in educating our customer base has been our annual tactical conferences for the trained master instructors and law enforcement training officers around the world. These conferences were initiated in the United States in 2000 and expanded into Europe in 2002 as a result of the demand from international agencies, including the United Kingdom, Germany, Israel, Greece, Romania and the Netherlands. In 2003, and we expanded the curriculum to include a formal introduction of the new TASER X26 weapon platform.

      The Company plans to continue investment in the area of law enforcement trade shows and conferences in 2004 and 2005, as it has provided the ability to mass market its products to a target audience. We believe these types of activities accelerate penetration of the law enforcement market with our TASER product lines, which should lead to increased visibility in both the private security and consumer markets and will enforce the value of less-than-lethal weapons for self-defense. Once established in the law enforcement and military markets, we will initiate a focused penetration of the retail consumer market. We have developed a consumer version of our ADVANCED TASER for individual use. These models, the M18L and M18, offer the consumer the same features sold to law enforcement, but with a shorter wire length for cartridge deployment and a slightly reduced power setting. And, we intend to introduce a consumer version of our TASER X26 system in late 2004.

United States Distribution

      With the exception of several accounts to which we sell directly, the vast majority of our law enforcement agency sales in the Unites States occur through our network of more than 32 law enforcement distributors. In addition, we added 1 military and government contracting distributor in 2003. These distributors were selected based upon their reputation within their respective industries, their credit worthiness, and their distribution network. We maintain tight controls over our law enforcement distributors to ensure that our service standards are achieved. We also reserve the right to take any large agency order directly to secure our credit interest.

      Sales in the consumer market are made through many of the same independent distributors, as well as through 25 additional commercial distributors.

      Due to the confidential nature of the relationships established with the major U.S. airlines, we intend to transact directly all future sales of our products to the commercial airline industry. These direct sales will enable us to assist the airlines in the development of training and tactical applications, and to provide on-site equipment maintenance services as they are required.

International Distribution

      We concentrated our marketing resources on penetrating the United States law enforcement and corrections market since the development of the ADVANCED TASER. Accordingly, our international sales efforts in these years were limited to select presentations and training seminars conducted by TASER personnel. These presentations included the introduction of TASER weapons in Europe and parts of the Middle East, South America and Asia. Our sales outside the U.S. and Canada accounted for approximately 12% of our total sales in 2003, and 10% of our total sales in fiscal 2002. We believe the total sales generated outside the U.S. and Canada may exceed this percentage of our total sales in 2004.

      We work with approximately 65 foreign distributors around the world. These foreign distributors purchase products from us and resell them to sub-distributors, retail dealers or end-users. We continue to provide most foreign distributors with short-term exclusive contracts to sell our products in a designated region. During 2003, we shipped orders to forty-three countries around the world, ranging in sales volume from less than $1,000 to more than $1.0 million.

Training Programs

      Most law enforcement, military and corrections agencies will not purchase new weapons until a training program is in place to certify all officers in their proper use. We offer a twelve-hour class that certifies law enforcement and corrections agency trainers as instructors in the use of the TASER weapon systems. We have certified more than 11,500 law enforcement training officers as TASER instructors, and have trained more than 230 military personnel. Our certification program is designed to comply with these training requirements.

      263 of our certified instructors have undergone further training and became certified as master instructors. We authorize these individuals to train other law enforcement and corrections agency trainers, not just end-users within these organizations. Military personnel are trained by our Chief Master Instructor. Approximately 150 of our master instructors have agreed to conduct ADVANCED TASER training classes on a regular basis. These instructors independently organize and promote their own training sessions, and we provide them with logistical support. They are independent professional trainers, serve as local area TASER experts, and assist our distributors in conducting TASER demonstrations at other police departments within regions. On January 1, 2001, we implemented a $195 charge for each training attendee. We pay master instructors a per-session training fee for each session they conduct. These training sessions have led directly to the sale of TASERs to a number of police departments. In 2002, we conducted 167 training courses, with more than 2,760 individuals trained. As of December 31, 2003, we have conducted 649 training courses, and have trained more than 11,500 individuals in the use of our TASER products.

      During 2002, we created a Training Board, consisting of Hans Marrero, our Chief Master Instructor, four active duty police officers, and one retired law enforcement trainer to coordinate the growing demands of our training program. In 2003 the Board was expanded to include a representative from the commercial airline industry, and one additional active duty police officer. This board annually reviews the qualifications of the master instructors, and provides retraining or certification as required. In addition, the Training Board oversees the trainers and curriculum to ensure new tactics and policies are properly communicated and implemented.

Manufacturing

      We conduct manufacturing and final assembly operations at our headquarters in Scottsdale, and own all of the equipment required to manufacture and assemble our finished products, as well as all molds, schematics, and prototypes utilized by our vendors in the production of required raw materials and sub-assemblies. With our current work force, on two shifts, we are able to produce approximately 80,000 cartridges per month, and more than 6,000 TASERs. We can expand our production capabilities by adding additional personnel with negligible new investment in tooling and equipment.

      In 2004 we intend to implement our first automated production line. This will be the first in a series of automation projects geared at improving our subassembly output. We estimate that this equipment will be on-line by September 30, 2004, and will reduce the man hours required to build this subassembly by 50%.

      We currently purchase finished circuit boards and injection-molded plastic components from suppliers located in the Phoenix area. Although we currently obtain these components from single source suppliers, we own the injection molded component tooling used in their production. As a result, we believe we could obtain alternative suppliers without incurring significant production delays. We also purchase small, machined parts from a vendor in Taiwan, custom cartridge assemblies from a proprietary vendor in Arizona, and electronic components from a variety of foreign and domestic distributors. We believe there are readily available alternative suppliers who can consistently meet our needs for these components. We acquire most of our components on a purchase order basis and do not have long-term contracts with suppliers. We believe that our relations with our suppliers are good.

Competition

Law Enforcement and Corrections Market

      In the law enforcement and corrections markets, the ADVANCED TASER and TASER X26 no longer have a direct competitor. On June 26, 2003, we purchased the assets of Electronic Medical Research Laboratories, Inc., doing business as Taser Technologies., formerly Tasertron. Prior to our purchase, Taser Technologies was the sole remaining manufacturer of the original TASER weapon introduced in the 1970’s. It is our opinion that as of the date of acquisition, fewer than 200 police departments deployed Taser Technologies weapons, with fewer than 5,000 total weapons in the field. As of December 31, 2003, more than 4,300 departments had purchased in the aggregate more than 57,000 of the Company’s TASER brand weapons. Some of these agencies previously deployed TASER Technologies weapons.

      We believe the ADVANCED TASER and TASER X26 also compete indirectly with a variety of other less-lethal alternatives. These alternatives include, but are not limited to pepper spray and impact weapons sold by companies such as Armor Holdings Inc. and Jaycor, Inc. We believe our TASER brand weapons advanced technology, versatility, effectiveness, and low injury rate enable it to compete effectively against other less-lethal alternatives.

Military Market

      In the military markets, both the United States and abroad, a wide variety of weapon systems are utilized to accomplish the mission at hand. Conducted energy weapons have gained increased acceptance during the last 12 months as a result of the increase in military personnel undertaking a greater policing roll in the conflicts in both Iraq and Afghanistan. There has also been an increased awareness of the use of less-lethal weapons to preserve human intelligence. In times of military conflict it is critical to obtain information in order to prevent possible violent outcomes. TASER weapons are one of the weapons filling this need by giving our armed forces a means to capture or immobilize targets without using lethal force. Similar to the law enforcement market, TASER International is the only Company providing TASER brand weapons to these agencies. However, there are indirect competitors such as the pepper spray and impact weapons sold by companies such as Armor Holdings, Inc, and Jaycor, Inc.

      In 2003, we began research and development activity for another series of weapons for the United States Military. This was the use of our core TASER technology in area denial weapons such as land mines, and long-range weapon systems. These programs are in the infancy stages, and funding assistance is being sought to augment current grant funding.

      On September 30, 2003, President Bush signed into law the 2004 Fiscal Year Defense Appropriations Bill providing a $1.0 million line item toward the purchase of TASER less-lethal conducted energy weapons by the Department of Defense. As of December 31, 2003, no funding under this budget line item has been spent, leaving these funds for purchases in fiscal 2004. TASER International, Inc. is the sole manufacturer of these weapon systems as of the date of this filing.

Consumer Market

      Conducted energy weapons have gained limited acceptance in the consumer market for less-lethal weapons. These weapons compete with other less-lethal weapons such as stun guns, batons and clubs, and chemical sprays. The primary competitive factors in the consumer market include a weapon’s cost, effectiveness, and ease of use. The widespread adoption of the Company’s TASER weapons by prominent law enforcement agencies may help us overcome the historical perception of a lack of consumer confidence in conducted energy weapons.

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

      Currently, our best selling weapon in the consumer market is the ADVANCED TASER M18L.

Regulation

United States Regulation

      The AIR TASER, ADVANCED TASER, and TASER X26, as well as the cartridges used by these weapons, are subject to identical regulations. None of our weapons are considered to be a “firearm” by the Bureau of Alcohol, Tobacco, Firearms and Explosives. Therefore, no firearms-related regulations apply to the sale and distribution of our weapons within the United States. In the 1980’s however, many states introduced regulations restricting the sale and use of stun guns, inexpensive hand-held shock devices. We believe existing stun gun regulations also apply to our weapon systems.

      In 2002 and 2003, we worked with several law enforcement agencies, government agencies and distributors to amend prior legislation preventing the sale of TASERs to law enforcement agencies in certain regions of the U.S. These combined efforts were successful in changing the legislation in the states of Michigan and Hawaii. We consider this to be a dramatic change in regulations as, for example, prior to the amendment to the Michigan Penal Code, the possession of a TASER or electronic weapon of any kind in Michigan could result in a felony conviction.

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

      Previously, the United Kingdom was among the countries where TASER technologies were prohibited. However, in January 2003, the British Police announced that the national government would be backing a TASER pilot program for five police forces within the UK. The agencies participating in the trial program of the ADVANCED TASER M26 include: the Northamptonshire Police, Lincolnshire Police, Thames Valley Police, North Wales Police and Metropolitan Police. This decision came after the completion of two years of testing by the Police Scientific Development Branch of the Home Office in England, during which the product was reviewed for operational effectiveness and medical safety. The pilot program is expected to conclude in April of 2004, with formal recommendations submitted to the Home Office for consideration. To date, there have been several successful uses of the TASER reported by the police forces deploying the weapons system.

      During 2003, Switzerland completed a review of TASER brand weapons, and have approved their use for law enforcement. Although there have been no significant orders from this country, this approval is a milestone in reversing legislation in the international community that previously prohibited the use of TASER brand weapons.

Intellectual Property

      We protect our intellectual property with a variety of patents and trademarks. In addition, we use confidentiality agreements with employees, consultants and key suppliers to ensure the confidentiality of our trade secrets.

      We hold United States Patent No. 5,771,663, on the construction of the gas cylinder used to store the compressed nitrogen in our cartridges. This patent expires in 2015. On July 2, 2002, we purchased U.S. Patent No. 5,078,117 from Mr. John Cover. This patent covers the process by which compressed gases launch the probes in our cartridges and expires in 2009. Using this compressed gas technology instead of gunpowder prevents our products from being classified as firearms by the Bureau of Alcohol, Tobacco and Firearms.

      As part of our acquisition of Taser Technologies, Inc. and Electronic Medical Laboratory Inc., d.b.a. Tasertron, we acquired clear title to seven additional patents to compliment our core technology. The first, U.S. Patent No. 5,654,867, covering weapons for immobilization, expires March 28, 2016. The second, U.S. Patent No. 5,936,183 for non-lethal area denial devices, expires on December 16, 2017. The third, U.S. Patent No. EPO#989483332.6, also for non-lethal area denial devices, expires on September 17, 2018. The fourth, U.S. Patent No. 5,955,695, automatic aiming non-lethal area denial, expires April 13, 2018. The fifth, U.S. Patent No. EOP#98996112.4, automatic aiming non-lethal area denial device. The sixth, U.S. Patent No. 6,256,916, covering stun gun technology, expires January 25, 2019. And, the seventh, U.S. Patent No. 6,269,726, multi-shot, non-lethal taser cartridge remote firing system for protection of facilities and vehicles against personnel. The Company purchased one additional patent during 2003 from a private individual. This patent is related to future projects, and expires in 2015.

      During 2002 and 2003, to protect core technologies developed in house, the Company applied for several broad-based patents. These patent applications were submitted to cover the ADVANCED TASER and TASER X26, as well as to protect new technologies currently under development. On October 21, 2003, we were issued the first of these patents, U.S. Patent No. 6,636,412. This patent covers the energy wave form developed for the ADVANCED TASER by making claim to all hand held weapons which use the defined range of electrical impulses to incapacitate a human target.

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

      Our investment in internally funded research totaled $498,000 in 2003, and $137,000 in 2002. The research funded by the Office of Naval Research (ONR) has been completed on a cost-plus-profit basis, and the grant proceeds in 2003 were $276,617, as compared to the $179,545 expended in 2002. This increase in expenditures for 2003 included the subcontracted fees paid to Batelle Memorial Institute for their assistance in developing the delivery system to be used for the weapon under development. Periodically as work is completed, an invoice summarizing the reimbursable expenses is submitted to the ONR for payment. The payment request details the costs expensed in the period and adds a nominal profit. Because this project generates profit for the Company, the reimbursement is recognized as a component of revenue, and the associated expenditures are expensed as a component of cost of products sold. Prior to April 2002, there was no work performed for the ONR.

      We expect as we progress with projects underway, that our research and development expenditures will increase as a percentage of sales. This is due to the addition of personnel in our Engineering Department, and the costs associated with conducting and preparing biomedical studies, and contracting for the services of medical experts to review our product developments. It is our intent to complete at least one new project for the consumer market, and to introduce a new prototype weapon program for the military by mid-to-late 2004.

      During 2003, two products were introduced to our customer base. The first was the TASER X26, the next generation TASER weapon. And the other was a new 21’ cartridge for our law enforcement customers. The new cartridge, called the XP, was developed to address heavy clothing penetration requirements encountered in colder climates and during the winter months.

Employees

      As of December 31, 2003, we had 130 full-time employees and 21 temporary manufacturing employees. The breakdown by department is follows: 112 direct manufacturing employees and 39 administrative and manufacturing support employees. Of the 39 administrative and manufacturing support employees; fifteen were involved in sales, marketing, communication and training; six were employed in research, development and engineering; seven were employed in administrative functions inclusive of executive management, legal, finance, accounting and investor relations; two were employed in the information systems technologies; and nine were employed in manufacturing support functions.

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

Item 2.	Description of Property, corporate headquarters and manufacturing facilities

Principal Location

      We conduct our operations from a modern 11,800 square-foot leased facility in Scottsdale, Arizona. The monthly rent for this facility is approximately $13,000. Our lease expires on December 31, 2005. In addition to our main building, we have leased two additional office suites adjacent to our building. The two auxiliary buildings total approximately 11,000 square feet, and cost the Company approximately $12,500 per month for rent. The leases for both expire on December 31, 2004. Our current space is not adequate to facilitate our growth beyond 2004. As a result, we have purchased 4.5 acres of land in North Scottsdale, and are in the process of constructing a new 100,000 square foot facility to house our operations. This building is expected to be completed and ready for move in by December 31, 2004.

Investment Policies

      Our investment policy to date has been to focus resources on the development of our core business. To that end, our capital investments are made in the areas of fixed assets that will generate income through improved productivity or advanced technology. Cash reserves are invested in interest bearing accounts and government securities. As of December, 2003, we had no investments in public securities or real estate, other than that purchased for our new facility.

Item 3.	Legal Proceedings

      In March 2000, Thomas N. Hennigan, a distributor of our products from late 1997 through early 2000, sued us in the United States District Court, Southern District of New York. After the New York case was dismissed in February 2001 for lack of personal jurisdiction, Mr. Hennigan brought a claim in the United States District Court for the District of Arizona. Mr. Hennigan claims the exclusive right to sell our products to many of the largest law enforcement, corrections, and military agencies in the United States. He seeks monetary damages that may amount to as much as $400 million against us allegedly arising in connection with his service to us as a distributor. His claims rest on theories of our failure to pay commissions, breach of contract, promissory estoppel, breach of fiduciary duty, and on related theories. No written contract was ever signed with Mr. Hennigan. We also believe that he has no reasonable basis for claims based on informal or implied contractual rights and will be unable to prove his damages with reasonable certainty. As a result, we believe his claims are without merit. Mr. Hennigan died in April 2001 and the case is now being prosecuted by his estate. On May 24, 2002, H.A. Russell was permitted to proceed as an additional defendant-counterclaimant. The Company filed various motions in November 2002 for partial summary judgment including one to dismiss his claims. On September 30, 2003, the Court issued an order granting the Company’s motion for partial summary judgment to dismiss Mr. Russell’s claims and struck Hennigan’s jury demand. The Court partially granted the Company’s motion for partial summary judgment on certain joint venture, post-termination, post-death and exclusivity claims, but the Court has not yet issued a memorandum decision explaining its order and identifying the claims on which the Company has won partial summary judgment. Discovery is not complete and no depositions of third-parties have been taken. No trial date has been set. We believe the claims against the Company are without merit and that the litigation will have no material adverse effect on the Company’s business, financial condition or results of operations.

      In April 2001, James F. McNulty Jr. sued us in the United States District Court, Central District of California. The lawsuit alleges that certain technology used in the firing mechanism for our weapons infringes upon a patent for which Mr. McNulty holds a license, and seeks injunctive relief and unspecified monetary damages. In February 2002, we won a motion for summary judgment that limits Mr. McNulty’s right to sue for damages only to dates after February 2001. On July 29, 2002, we again won a motion for summary judgment in which the Court ruled that no product manufactured by the Company infringed the claims of the patent licensed by McNulty. We were notified in August 2002 that the plaintiff filed an appeal with the Court. In a recent ruling based on Mr. McNulty’s inability to procure a complete trial transcript, the Court ordered Mr. McNulty to file his appeal brief within 21 days of his receipt of a complete trial transcript. As of the date of this filing, we had not been notified that this appeal brief was filed. Mr. McNulty received the complete trial transcript on January 15, 2004 and is expected to file his appeal brief. We will file an opposing brief thereafter. No date has yet been set for oral argument before a three-judge panel of the Court of Appeals for the Federal Circuit. Based upon the original decision by the trial court, we believe that Mr. McNulty’s appeal is without merit and that the litigation will have no material adverse effect on the Company’s business, financial condition or results of operations.

      On April 11, 2003, Esequiel Alvarado and Judith Medina sued the City of Los Angeles, Los Angeles Police Department and Officers Roca and Platzer, and the Company in the Superior Court of the State of California, County of Los Angeles, Central District, claiming that their son, Eduardo Alvarado, died as a result of being shot with the TASER conducted energy weapon. The plaintiff’s seek unspecified monetary damages. The autopsy report indicates that the probable cause of Mr. Alvarado’s death was “...methamphetamine intoxication and cocaine use...”. The Plaintiff’s changed attorneys in January 2004 and discovery is proceeding. Mr. Alvarado’s minor child has filed a motion to file a complaint as an additional plaintiff. A trial date has not yet been set. The defense of this litigation has been submitted to our insurance carrier. We believe the plaintiff’s claims are without merit and that this litigation will have no material adverse affect on our business, operating results or financial condition.

      In May 2003, we commenced litigation in Superior Court of the State of California, County of Santa Clara, against Does 1 through 100 a.k.a. ubswarbird and other pseudonyms, for defamation, intentional and negligent interference with prospective business advantage, and unfair competition arising from a series of false and defaming statements about the Company and its officers posted by ubswarbird on the Yahoo message board. An ex parte court order and subpoena duces tecum was served on Yahoo to learn the identities of ubswarbird and the other pseudonyms and on July 15, 2003 we obtained documents in response to this subpoena from Yahoo. The IP address information obtained from Yahoo could not be traced due to the unavailability of records from the ISP. We are continuing our efforts to verify of ubswarbird’s and pseudonym’s identities and upon receipt of this information we will file an amended complaint naming these individuals as defendants and proceed with this litigation.

      In June 2003, the City of Madera filed a complaint against the Company in Superior Court of the State of California, County of Madera. The City of Madera is a defendant in litigation brought by the estate of Everardo Torres who was killed by a Madera Police Officer who shot him with her police service pistol. The City of Madera claims that the police officer mistakenly used her police service firearm when she thought she was using her TASER M26 conducted energy weapon and that the Company is responsible for this shooting death. This case is in the discovery phase and a trial date has not been set. We believe the plaintiff’s claims are without merit and that this litigation will have no material adverse affect on our business, operating results or financial condition. The defense of this litigation has been submitted to our insurance carrier.

      In November 2003, Samuel Powers served a complaint against the Company in Superior Court for the State of Arizona alleging that he injured his shoulder during a TASER training session. This case is in the discovery phase and a trial date has not been set. We believe the plaintiff’s claims are without merit and that this litigation will have no material adverse affect on our business, operating results or financial condition. The defense of this litigation has been submitted to our insurance carrier.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Market Information

      Our Common Stock is quoted under the symbol “TASR” on The Nasdaq SmallCap Market. Our Warrants to purchase one share of Common Stock are quoted under the symbol “TASRW” on The NASDAQ SmallCap Market.

      The following tables set forth the high and low closing sales prices, per share or warrant, for our Common Stock and Warrants as reported by Nasdaq for each quarter of the last two fiscal years as adjusted for the February 11, 2004, three-for-one stock split:

Common Stock “TASR”

Fiscal Quarters	High	Low

March 31, 2002	$6.57	$4.36
June 30, 2002	$6.87	$3.95
September 30, 2002	$4.07	$1.57
December 31, 2002	$1.60	$1.13
March 31, 2003	$1.50	$1.23
June 30, 2003	$4.33	$1.51
September 30, 2003	$10.00	$4.08
December 31, 2003	$30.56	$9.62

Public Warrants “TASRW”

Fiscal Quarters	High	Low

March 31, 2002	$3.65	$1.87
June 30, 2002	$3.95	$2.05
September 30, 2002	$2.16	$.87
December 31, 2002	$.70	$.47
March 31, 2003	$.66	$.50
June 30, 2003	$2.02	$.58
September 30, 2003	$6.93	$1.77
December 31, 2003	$27.67	$6.57

Holders

      As of February 27, 2003 there were approximately 81 holders of record of our Common Stock, and approximately 5 holders of record of our public warrants.

Dividends

      We have never declared or paid cash dividends on our Common Stock, and cannot declare or pay cash dividends or make any other distributions upon any of our shares of capital without the express written consent of our bank.

      On, January 26, 2004, subsequent to year end, the Company announced a dividend in the form of a 3-for-1 stock split. Under the terms of the stock split, the Company’s shareholders’ of record as of January 26, 2004 would receive a dividend of two shares of common stock for every one share of common stock held on that date. The dividend was paid on February 11, 2004 from authorized but unissued shares of common stock of the Company.

Recent Sales of Unregistered Securities

      No unregistered securities were sold in 2002 or 2003.

Equity Compensation Plan Information

      The following table provides details of our equity compensation plans at December 31, 2003:

	Number of	Number of Securities
	Securities	to be Issued		Number of
	Authorized for	Upon Exercise		Securities
	Issuance	of Outstanding	Weighted Average	Remaining
	Under the	Options, Warrants	Exercise Price of	Available for
Plan Category	Plan	or Rights	Outstanding Options	Future Issuance

Equity compensation plans approved by security holders	4,138,125	2,570,952 (1)	$3.65	576,588
Equity compensation plans not approved by security holders	0	0	$0.00	0
Total	4,138,125	2,570,952	$3.65	576,588

(1)	This amount excludes 990,585 options exercised as of December 31, 2003. 735,423 options were exercised in 2003 and 255,162 options were exercised 2002.

Use of Proceeds from Registered Securities

      On May 7, 2001, the SEC declared effective Amendment No. 4 to our Registration Statement on Form SB-2. We completed our related initial public offering of 800,000 units on May 11, 2001. The initial public offering price was $13.00 per unit. The gross proceeds of the offering were $10,400,000. Our net proceeds from the offering, after deducting the underwriting discount, fees and expenses, aggregated approximately $8,400,000.

      Through December 31, 2003, we had used approximately $5.7 million of the net proceeds from the offering as follows:

Repayment of note payable to stockholder	$556,000
Accrued interest on notes payable to stockholders	268,000
Repayment of notes due to unrelated private lender, including accrued interest	612,800
Repayment of note to third party lender	190,000
Repayment of revolving line of credit	376,000
Purchases of inventory	940,000
Research and development expenditures	43,000
Production tooling and equipment	203,000
Other working capital/general corporate purposes	2,511,200

Total	$5,700,000

Item 6. Management’s Discussion and Analysis or Plan of Operation

Overview

      2003 was a record year for TASER International. We achieved 148% growth in net sales, earned $4.5 million in net income, and generated more than $12.3 million of cash through operating and financing, net of investing activities. We also doubled our law enforcement customer base, growing to more than 4,300 agencies now deploying one of our TASER brand weapons; transacted sales in 40 countries outside of the United States; and, we saw our first United States Military deployments in Iraq.

      During 2003, we also achieved many of the financial objectives established by the Company at the time of our public offering. In 2001, we established a target business model that would guide us in managing our growth in the coming years. This model focused on sales; gross margins; sales, general and administrative expenses; research and development costs; operating income; days sales outstanding and inventory turns. The latter two objectives were added to ensure that, while our efforts were concentrated on profitable revenue growth, we did not sacrifice cash flow performance from our two most significant investments of working capital.

      The table below provides the target business model, as well as how we performed for the both the fiscal years ending December 31, 2003 and 2002.

		Actual Results	Actual Results
Targeted Milestones	Targeted Performance	For the Year Ended 12/31/03	For the Year Ended 12/31/02

Revenue	100%	100%	100%
Gross Margin	64%	61.6%	56.2%
Sales, General & Administrative Expenses	39%	28.5%	51.2%
Research & Development	5%	2%	1.4%
Income from Operations	20%	31%	3.7%
Days Sales Outstanding	29	42.7	39.4
Inventory Turns	8	10.3	6.8

      We will remain focused on achieving our target objectives. We believe with the product mix, and increased volume anticipated in 2004 that we will attain our gross margin objective. However, it is less certain whether we will recognize the days sales outstanding objective, as we are seeing a larger number of direct orders from larger cities and governmental agencies averaging 45 to 60 days for payment.

      2003 also marked significant success in the development of new products, and on the strengthening of our intellectual property rights. In May of 2003, we introduced our newest TASER weapon, the TASER X26. This product was met with significant customer approval, contributing more than $8.1 million of net sales, and another $2.5 million of orders which will ship in the first quarter of 2004. We also introduced our new 21’ XP Cartridge, a law enforcement cartridge designed to overcome the heavy clothing penetration issues previously encountered in cold weather climates. This cartridge has also been very well received, but is still too new to provide performance statistics from deploying agencies. These new products, coupled with new concept projects, were at the core of our patent protection strategy for the year. In 2003, we purchased seven patents from our former competitor, we applied for three additional patents on both new and existing products, and we received a key patent, which strengthened the barrier to entry for any new competitor developing similar projects. We also added new engineering resources to help us expand our technologies into new areas of deployment that includes long-range weapon systems. And, we contracted with General Dynamics and Battelle to develop new technologies for the military and commercial markets.

      Our strides in new product development, coupled with our market penetration, have positioned us for sales growth going forward. At the present time, we are adding on average 500 new departments each quarter, with 15% of those agencies committing to a full deployment, or one TASER for each line level patrol officer. We are also experiencing a heightened interest from new markets such as the United States military and foreign military agencies, as well as a growing interest from our international customers. We also expect to release a new consumer version of our TASER X26 in the third quarter of 2004. We presently expect these factors to contribute to another year of 100% revenue growth, with profitable operating results.

      Our challenges in the future will be in the area of risk management, and managing the cost of the proposed changes related to the potential expensing of employee stock options. As our weapon systems are deployed around the world, we expect to see an increased number of complaints filed against the Company alleging injuries resulting from the use of a TASER. We carry product liability insurance to help defray the costs associated with these claims, but may experience increased legal costs and higher insurance premiums in the future. In addition, the pending implications of the Financial Accounting Standards Board (“FASB”)

current project related to expensing the fair value of employee stock options may result in a significant additional compensation expense to be recorded by the Company. We believe we have taken actions to mitigate these costs, and will continue to focus our management team on aggressively preserving capital for future growth.

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

      Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We recognize revenues when pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. In addition, all sales are final, with no right of return. We charge certain of our customers shipping fees, which are recorded as a component of net sales. We record training revenue as the service is provided. In 2003 we began offering our customers the right to purchase extended warranties on our ADVANCED TASER and TASER X26 products. Revenue for warranty purchases is deferred at the time of sale, and recognized over the warranty period. During 2003, $110,000 was deferred under this program. There was no warranty deferral in 2002.

      Standard Warranty Costs. We warrant our products from manufacturing defects for a period of one year after purchase and replace any defective unit with a new one for a fee. We track historical data related to returns and related warranty costs on a quarterly basis, and estimate future warranty claims by applying our four quarter average return rate to our product sales for the period. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of December 31, 2003, our reserve for warranty returns was $313,000 as compared to the $60,000 reserved in 2002.

      Inventory. Our inventory balance includes the application of overhead expenditures. This calculation is based upon the standard manufacturing costs for each sub assembly and finished product in inventory at the period end, and includes allocations for indirect manufacturing, manufacturing overhead expenditures and engineering expenses incurred during the period. In 2003, following the 2002 announcement to discontinue manufacture of the AIR TASER product line, and the introduction of the TASER X26 product line, we increased the reserve to reduce the exposure for obsolete inventory created by the shift in product sales. On December 31, 2003, the reserve for obsolete inventory was $108,000.

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

Selected Financial Data

      The following discussion of the results of operations and analysis of financial condition for the two years ended December 31, 2003 and 2002 may be understood more fully by reference to the financial statements and notes to the financial statements included elsewhere within this report.

      The selected statement of income data and balance sheet data presented below set forth a summary of data relating to our results of operations as of, and for the years ended, December 31, 2003 and 2002. This data has been derived from our audited financial statements and should be read in conjunction with the financial statements and notes included elsewhere in this report.

	December 31,	December 31,
Statements of Operations and Balance Sheet Data:	2003	2002

Statement of Operations Data:
Net sales	$24,455,506	$9,842,777
Gross margin	15,052,890	5,536,226
Sales, general and administrative expenses	6,973,721	5,038,132
Income from operations	7,580,699	361,591
Interest income	50,375	57,931
Interest expense	9,307	38,196
Income before taxes	7,367,291	380,746
Income tax provision	2,913,601	171,843
Net income	$4,453,690	$208,903
Basic earnings per share	$0.47*	$0.02*
Diluted earnings per share	$0.38*	$0.02*
Balance Sheet Data:
Working Capital	$22,097,374	$5,336,963
Total Assets	31,140,563	7,904,213
Total Current Liabilities	3,973,464	1,804,305
Long Term Portion of Capital Lease Obligations	3,655	15,846
Total Stockholders Equity	$27,427,450	$6,014,601

*	Earnings per share data is shown on a post-split basis. Pre-split basic earnings per share are $1.41 and .07 for the years ending 2003 and 2002, respectively. Diluted earnings per share, on a pre-split basis, are $1.15 and .07 for 2003 and 2002, respectively.

Results of Operations

      Net Sales. Net Sales increased by $14.6 million, or 148.5%, to $24.5 million in 2003 compared to $9.8 million in 2002. This increase was due to the increased sales of the ADVANCED TASER, and sales of the Company’s new TASER X26. Specifically, ADVANCED TASER sales increased $6.9 million to $15.4 million in 2003, compared with $8.5 million recorded in 2002, and the new TASER X26 generated an additional $8.1 million in weapon sales. AIR TASER sales decreased $555,000 in 2003 to $411,000 as compared with $966,000 in 2002. This decrease was the result of reduced selling efforts of the AIR TASER product line, and transition of many retail customers to the ADVANCED TASER consumer models.

      Grant funding from the Office of Naval Research (ONR) increased $97,000 to $277,000 compared to the $180,000 of funding received in the twelve months ended December 31, 2002.

      For the years ended December 31, 2003 and 2002, sales by product line were as follows (amounts in thousands):

Product Line	2003	%	2002	%

ADVANCED TASER (including cartridges and accessories)	$15,412	63.0%	$8,494	86.3%
TASER X26 (no cartridges have been included to provide reporting coparability for prior periods)	8,066	33.0%	0	0%
AIR TASER (including cartridges and accessories)	411	1.7%	966	9.8%
Miscellaneous sales (training, freight, services & equipment)	290	1.2%	203	2.1%
Grant Proceeds from the Office of Naval Research	277	1.1%	180	1.8%

Net Sales	$24,456	100.0%	$9,843	100.0%

      Cost of Products Sold. Cost of products sold increased by $5.1 million, or 118.3%, to $9.4 million in 2003 compared to $4.3 million in 2002. However, as a percentage of net sales, cost of products sold decreased 5.4% to 38.4% of net sales, from 43.8% in 2002. This decrease was primarily a result of four factors: a significant increase in unit sales volume, a change in product mix to the higher margin TASER X26, an increase in the number of direct sales to law enforcement agencies, and improved manufacturing efficiencies in labor and material utilization.

      In 2003, the number of ADVANCED TASER and TASER X26 weapons sold increased by 118%, or 17,436 units, from 14,799 weapons sold in 2002 to 32,235 weapons sold in 2003. And, single cartridge sales grew by 121% to 399,844 units sold in 2003, compared to the 181,034 sold in 2002. These increases in the number of units sold, coupled with increases in cartridge pricing implemented in the fourth quarter of 2002, resulted in a 4.6% decrease in direct expenses as a percent of sales in 2003. Indirect expenses, which include primarily depreciation, rent, indirect salaries for manufacturing support personnel and scrapped materials, as a percent of sales remained at approximately 10% for both 2003 and 2002. In 2003, indirect expenses included approximately $644,000 of scrap associated with first production of the TASER X26 product, and reserves for inventory obsolescence created by the new product as well as the discontinuance of the AIR TASER line. This is compared to the $163,000 of indirect expenses in 2002.

      Direct expenses of $107,000 associated with the research grant from the Office of Naval Research, which include engineering labor costs and supplies used, were 1.1% of sales in 2003, as compared to 1.0% reported in 2002. This slight increase was associated with the higher level of grant revenue reported in 2003, $277,000 as compared with the $180,000 reported in 2002. The Company has completed 95% of the contract work approved, and is currently working on submittals to increase this funding in 2004 and beyond. The grant allows the Company to recover costs on a cost-plus-profit basis; however, the margin generated by this work is significantly lower than the gross margins generated through the sale of the Company’s manufactured products.

      The Company currently anticipates that product sales will grow approximately 100% in 2004 over 2003. As a result, the Operations Division has begun evaluating automation of processing lines, and anticipates installation of the first fully automated line in the third quarter of 2004, at a cost of approximately $120,000. Once this line has been successfully implemented, automation planning will be scheduled for additional lines to be installed during fiscal 2005 and 2006. In the interim, the hiring of assembly operators skilled in the Company’s operations has been initiated. The Company plans to hire 10 direct labor employees in the first quarter of 2004, followed by the hiring of an additional 10 operators by year end. These new hires may adversely affect our labor efficiencies in the early months due to training, but we believe the total impact on direct labor as a percentage of sales will be minimal. New employees will also be added in the Operations Division in 2004, specifically in the areas of Materials, Quality Assurance and Process Engineering. These additions are being added to implement the systems and procedures to monitor and measure our production performance and ensure our quality standards are not comprised through the growth expected.

      Gross Margin: Gross margins improved by $9.5 million, or 171.9%, to $15.1 million for the year ended December 31, 2003 compared to $5.5 million for the year ended December 31, 2002. This increase is largely attributable to the higher level of ADVANCED TASER and TASER X26 product sales. As a percentage of sales, gross margins improved 5.4% to 61.6% in 2003, up from 56.2% in 2002. This increase was the result of higher product margins and from efficiencies obtained through the higher volume of production.

      Sales, General and Administrative Expenses. Sales, general and administrative expenses increased $2.0 million, or 38.4%, to $7.0 million in 2003 from $5.0 million in 2002. As a percent of sales, sales, general and administrative expenses decreased in 2003 by 22.7%, to 28.5%, from 51.2% in 2002. During fiscal 2003, administrative expenses were reduced by 11.4% to 12.9% of sales as compared with 24.3% of sales for 2002. This reduction in administrative expenses was achieved net of significant increases in the Company’s insurance and franchise taxes.

      Sales and marketing expenses were also reduced by 11.2%, to 15.6% of sales, for the twelve months ended December 31, 2003 as compared to the 26.8% reported in 2002. In total, the Company spent $3.8 million dollars in promoting new sales and servicing existing customers in 2003, compared to $2.6 million expensed in

2002. The most significant increases in dollars spent for the year were in the areas of: tradeshows, marketing collateral, materials used in tradeshows and demonstrations, and the expansion of our law enforcement training program. The Company has found that these items generate the greatest number of sales leads, and result in expedited TASER deployments for new departments across the United States.

      In 2003, the Company spent $552,000 on expenses associated with tradeshow and law enforcement conferences, and an additional $428,000 on travel to support these activities, as well as product demonstrations around the world. These conferences included key regional and national law enforcement trade shows where the Company could showcase and introduce its new products to department decision makers. The Company also held its fourth annual U.S. tactical conference for the trained master instructors, and law enforcement training officers, and conducted it second European tactical conference to reach customers in more than 30 countries, including the United Kingdom, Germany, Spain, Austria, Switzerland, Czech Republic, and Finland, who have either expressed an interest in, or who are already in the process of testing or deploying TASER brand weapon systems. The focus of these conferences in 2003 was to introduce and train the officers in the use of the TASER X26, and to introduce the new 21’ XP Cartridge for law enforcement use.

      The Company’s most effective sales tool for promoting TASER products is its training program. As of December 31, 2003 11,500 law enforcement officers around the world have been trained in the proper use of TASER brand weapons. This includes approximately 11,000 officers in the United States and 500 in other countries. In addition 263 officers have been trained as master instructions, capable of training other law enforcement officer trainers. The program used to promote these activities cost the Company $482,000 in 2003, compared with $95,000 expensed in 2002.

      The Company also continued its effort to educate legislators in Washington as to the advantages of deploying the less-lethal weapons for both commercial airline and military use. During 2003, $151,000 was paid to a Washington DC lobbying firm for their assistance in establishing contacts and in promoting legislation that has advanced the approval of TASERs on board cargo and commercial aircraft. Their assistance also lead to the approval of $1.0 million of government appropriated funding for the purchase of TASER weapons for the Department of Defense in 2004. In 2002, the amount invested in lobbying activities was $67,000.

      Interest Income. Interest income decreased $8,000 to $50,000 in 2003 from $58,000 recorded in fiscal 2002. The decline in interest income resulted from lower average cash balances throughout the year.

      Interest Expense. Interest expense decreased by $29,000, or 75.6%, to $9,000 in 2003 as compared to $38,000 in 2002. This decrease was a result of the repayment of both long and short-term debt made possible by the remaining proceeds of our initial public offering, and the cash generated by operating and investment activity in 2003.

      Other Expense. During 2003, other expense increased to $254,000 from less than $1,000 recorded in 2002. This increase was primarily the result of a discount offered to the holders of TASRW, the Company’s publicly traded warrant, for early exercise. Prior to the expiration of the discount offer, 781,703 warrants were exercised, netting a charge of approximately $248,000.

      Income Taxes. The provision for income tax increased by $2.7 million to $2.9 million compared to $172,000 in 2002. This increase was the result of higher income before taxes for the year ended December 31, 2003. The effective income tax rate for 2003 was 40% as compared to 45% for 2002. The decrease in the effective tax rate was due to a decrease in non-deductible lobbying expenses, as a percentage of net income, from the prior year.

      During 2003, we received approximately $4.0 million of tax benefits from the exercise of stock options and subsequent sale of the underlying stock. On December 31, 2003, the company had an income tax receivable in the amount of $292,000 to be used in 2004 to offset taxes payable. The net deferred tax asset as of December 31, 2003 was $1,097,075, compared to $83,000 at December 31, 2002.

      Net Income. Net income increased by $4.3 million to $4.5 million in 2003, as compared to net income of $209,000 in 2002. The increase in net income resulted primarily from the increased sales volume for the year, and reductions in cost of products sold and administrative and selling expenses as a percentage of net sales. On a post-split basis, net income increased $0.45 to $0.47 per basic share in 2003, compared to $0.02 reported in 2002. The post-split net income per diluted share increased $0.36 to $0.38 per share from the $0.02 reported for the year ended December 31, 2002. The post-split basic earnings per share calculations were based upon the weighted average shares outstanding of 9,472,410 in 2003 and 8,390,301 in 2002. Post-split diluted earnings per share calculations were based upon the weighted average shares outstanding of 11,649,578 in 2003 and 8,728,851 in 2002.

      On a pre-split basis, the increase in net income resulted in an increase of $1.34 of basic earnings per share, to income per basic share of $1.41 for 2003 compared to income per basic share of $0.07 in 2002. Basic earnings per share calculations were based upon the pre-split weighted average shares outstanding of 3,157,470 in 2003 and 2,796,767 outstanding in 2002. Additionally, pre-split diluted earnings per share increased to $1.15 in 2003 as compared with earnings of $0.07 per share for 2002. Diluted earnings per share calculations were based upon the pre-split weighted average shares outstanding of 3,883,193 in 2003 and 2,909,617 in 2002.

      As a result of earning more than $1.00 per basic share (Pre-Split) in fiscal 2003, we were able to exercise the redemption option of our public warrants. Refer to footnote 10-b found on page F-20. This redemption will apply to all public warrants outstanding up through March 31, 2004.

Liquidity and Capital Resources

      Liquidity. As of December 31, 2003, we had working capital of $22.1 million compared to working capital of $5.3 million at December 31, 2002. The improvement in working capital from 2002 to 2003 was primarily due to the increase in cash resulting from net income and the exercise of stock options and publicly traded warrants, and, the increase in accounts receivable generated by increased net sales during the fourth quarter of the year.

      During 2003, we generated $4.4 million in cash from operations compared to the $835,000 used in operations in 2002. The increase in cash provided by operations was due to two key factors: the $4.5 million of net income generated and the $4.0 million of tax benefits derived from the exercise of stock options. These increases were partially off-set by the use of cash from an increase in accounts receivables of $4.5 million during the year. The Company also increased our inventory balance during the fourth quarter of 2003 to help prepare for the significant increase in production expected in the first quarter of 2004.

      We used $4.2 million of cash in investing activities during 2003, compared to $387,000 of cash used in investing activities in 2002. Of the funds invested in 2003, $3.0 million was used to purchase land and to initiate building designs for a new 100,000 square foot manufacturing and administrative facility in Scottsdale, Arizona. $500,000 was also used to purchase patents and the intellectual property previously owned by the Company’s single largest competitor in the law enforcement market. This asset acquisition was paid using $500,000 of cash and a note payable for $500,000 paid in 2 equal installments. The purchase resulted in the acquisition of clear title for the TASER trademark, valued at $900,000 as of December 31, 2003 as well as other intangible assets valued at $100,000. The remaining $600,000 was used to purchase production equipment to support the launch of the new TASER X26, and to purchase office equipment and computers for new employees hired during 2003.

      During 2003, we generated $12.2 million of cash from financing activities, as compared to the $838,000 used for financing activities in 2002. $11.0 million of the funds generated resulted from the exercise of both public and underwriter warrants during the third and fourth quarter of 2003. Option exercises added another $1.8 million for the year. The funds used in 2002 were applied to the payment of notes payable and our revolving line of credit.

      Capital Resources. On December 31, 2003 we had cash of $15.9 million and less than $5,000 of long term debt outstanding. Additionally, we generated net income of $4.5 million in 2003, and $209,000 in 2002, with an expectation of being profitable in 2004. The Company believes after payment of debt and accounts payable outstanding as of December 31, 2003, its monthly cash flow from operations will be adequate to cover monthly obligations.

      We renewed our revolving line of credit through a domestic bank with a total availability of $2.5 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 2.5% to prime. The line of credit matures on May 31, 2004 and requires monthly payments of interest only. There was no outstanding balance under the line of credit at December 31, 2003, and no borrowings under the line as of the date of this filing. The Company expects to renew its line of credit on similar terms at maturity.

      We believe that our projected operating income in 2004, when added to the pending cash from the redemption of our public warrants, and our cash reserves of $15.9 million as of December 31, 2003, will be adequate to fund our operations in 2004. However, should our marketing efforts abroad result in a large full scale deployment, or should the military market deployments accelerate due to recent activity overseas, we may require additional resources to expedite manufacturing of new and existing technologies in order to meet possible demand for our weapons. Although we believe financing will be available at terms favorable to us, both through our existing credit lines and possible additional equity financing, there is no assurance that such funding will be available.

      In 2004, we intend to complete the construction of our new manufacturing facility and corporate headquarters. The anticipated cost to complete this project is approximately $10.0 million. We intend to finance the completion of this project through a combination of cash, and debt financing which may include the use of industrial revenue bonds.

Commitment and Contingencies

The following table outlines our future contractual financial obligations, in thousands, as of December 31, 2003:

		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years

Note payable	$250	$250	$—	$—	$—
Operating leases	404	251	153	—	—
Capital leases	19	15	4	—	—

Total contractual cash obligations	$673	$516	$157	$—	$—

Item 7.	Financial Statements

      The information required by this Item is incorporated herein by reference to the financial statements beginning on page F-1.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 8A.	Controls and Procedures

      The Company’s Chief Executive Officer and Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at December 31, 2003 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were not changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The information concerning the identification and business experience of directors is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2004 Annual Meeting of Stockholders under the heading “Election of Directors,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2003.

      The information concerning the identification and business experience of our executive officers is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2004 Annual Meeting of Stockholders under the heading “Executive Officers,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2003.

      The information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth in our definitive proxy statement for 2004 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2003.

      The information concerning significant employees and family relationships is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2004 Annual Meeting of Stockholders under the heading “Significant Employees and Family Relationships,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2003.

      The information concerning the Company’s code of ethics is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2004 Annual Meeting of Stockholders under the heading “Code of Ethics,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2003.

Item 10.	Executive Compensation

      The information concerning executive compensation is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2004 Annual Meeting of Stockholders under the heading “Executive Compensation,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2003.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

      The information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2004 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2003.

Item 12.	Certain Relationships and Related Transactions

      The information concerning certain relationships and related transactions is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2004 Annual Meeting of Stockholders under the heading “Certain Transactions,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2003.

Item 13.	Exhibits and Reports on Form 8-K

      (a) Exhibits to Form 10-KSB

Exhibit
Number	Description

3.1	Company’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
3.2	Company’s Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
4.1	Reference is made to pages 1 – 4 of Exhibit 3.1 and pages 1 – 5 and 12 – 14 of Exhibit 3.2
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
4.3	Form of Public Warrant (incorporated by reference to Exhibit 4.3 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
4.4	Form of Unit Certificate (incorporated by reference to Exhibit 4.4 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
4.5	Form of Warrant and Unit Agreement (incorporated by reference to Exhibit 4.5 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.1	Employment Agreement with Patrick W. Smith, dated July 1, 1998 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)(1)
10.2	Employment Agreement with Thomas P. Smith, dated November 15, 2000 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)(1)
10.3	Employment Agreement with Kathleen C. Hanrahan, dated November 15, 2000 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)(1)
10.4	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.5	Form of Indemnification Agreement between the Company and its officers (incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.6	1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)(1)
10.7	2001 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)(1)
10.8	Form of Warrant issued to Bruce Culver and Phil Smith (incorporated by reference to Exhibit 10.8 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.9	Promissory Note, dated October 24, 2000, payable to Bank of America in the amount of $60,000 and related guarantee and security documents (incorporated by reference to Exhibit 10.12 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.10	Lease between the Company and Norton P. Remes and Joan A. Remes Revocable Trust, dated November 17, 2000 (incorporated by reference to Exhibit 10.14 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.11	Credit Agreement, dated May 31, 2003, between the Company and Bank One, NA
10.12	Form of Sales Representative Agreement with respect to services by and between the Company and Sales Representatives (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 15, 2002)

Exhibit
Number	Description

10.13	Lease Agreement, dated April 17, 2001, payable to GE Capital Corporation in the amount of $37,945 (incorporated by referenced to Exhibit 10.13 to the Annual Report on Form 10-KSB, filed March 15, 2002)
10.14	Employment Agreement with Douglas E. Klint, dated December 15, 2002 (incorporated by referenced to Exhibit 10.14 to the Annual Report on Form 10-KSB, filed March 15, 2002)
10.15	Code of Ethics, as adopted by the Company’s Board of Directors
23.1	Consent of Deloitte & Touche, LLP, independent auditors
31.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certain Factors to Consider in Connection with Forward-Looking Statements

      (b) Reports on Form 8-K

      No reports were filed during the last quarter of 2003.

      Financial Statements:

      The Financial Statements listed below are located after the signature page and begin on page F-1.

Item 14.	Principal Accountant Fees and Services

      Aggregate fees billed to the Company by Deloitte & Touche LLP were as follows:

	2002	2003

Audit Fees	$78,600	$91,000
Audit Related Fees	—	—
Tax Fees	26,450	21,250
All other Fees(1)	—	1,000

(1)	Includes fees for preparation of a tax schedule used in support of our 2003 tax returns.

Audit Committee Pre-Approval Procedures for Independent Auditor-Provided Services

      The audit committee of the Board of Directors, has not adopted formal pre-approval policies, but has the sole authority to engage the Company’s outside auditing and tax preparation firms and must approve all tax consulting and auditing arrangements with the independent accounting firms prior to the performance of any service. Approval for such services are evaluated during the audit committee meetings and must be documented by signature of an audit committee member on the engagement letter of the independent accounting firm.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC. (REGISTRANT)

By:	/s/ PATRICK W. SMITH,

Patrick W. Smith,
Chief Executive Officer

Date: March 4, 2004

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 4, 2004	/s/ PATRICK W. SMITH ----------------------------------------------- Patrick W. Smith, Chief Executive Officer

Date: March 4, 2004	/s/ THOMAS P. SMITH ----------------------------------------------- Thomas P. Smith, President

Date: March 4, 2004	/s/ KATHLEEN C. HANRAHAN ----------------------------------------------- Kathleen C. Hanrahan, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 4, 2004	/s/ PHILLIPS W. SMITH ----------------------------------------------- Phillips W. Smith, Director

Date: March 4, 2004	/s/ MATTHEW R. MCBRADY ----------------------------------------------- Matthew R. McBrady, Director

Date: March 4, 2004	/s/ BRUCE R. CULVER ----------------------------------------------- Bruce R. Culver, Director

Date: March 4, 2004	/s/ BERNARD B. KERIK ----------------------------------------------- Bernard B. Kerik, Director

Date: March 4, 2004	/s/ MARK W. KROLL ----------------------------------------------- Mark W. Kroll, Director

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

TASER International, Inc.
Scottsdale, AZ

      We have audited the accompanying balance sheets of Taser International (the “Company”) as of December 31, 2003 and 2002, and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

      In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

/s/ DELOITTE & TOUCHE, LLP

Phoenix, Arizona

March 3, 2004

TASER INTERNATIONAL, INC.

BALANCE SHEETS

	December 31,

	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$15,878,326	$3,576,937
Accounts receivable, net of allowance of $30,000 in 2003 and $20,000 in 2002	5,404,333	888,142
Inventory	3,125,974	2,334,809
Prepaids and other	536,815	113,749
Income tax receivable	292,321	74,952
Deferred income tax asset	1,137,196	152,679

Total current assets	26,374,965	7,141,268
Property and equipment, net	3,946,881	661,374
Intangible assets, net	1,122,844	101,571

Total assets	$31,444,690	$7,904,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$250,000	$—
Current portion of capital lease obligations	15,223	37,418
Revolving line of credit	—	385,000
Accounts payable and accrued liabilities	3,522,327	1,366,432
Accrued interest	112	727
Customer deposits	185,802	14,728

Total current liabilities	3,973,464	1,804,305
Capital lease obligations, net of current portion	3,655	15,486
Deferred income tax liability	40,121	69,821

Total liabilities	4,017,240	1,889,612

Commitments and Contingencies (Notes 5 and 8)
Stockholders’ Equity:
Preferred stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at December 31, 2003 and 2002	—	—
Common stock, $0.00001 par value per share; 50 million shares authorized; 12,674,706 and 8,428,179 issued and outstanding at December 31, 2003 and 2002	126	84
Additional paid-in capital	22,249,702	5,290,585
Retained earnings	5,177,622	723,932

Total stockholders’ equity	27,427,450	6,014,601

Total liabilities and stockholders’ equity	$31,444,690	$7,904,213

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.

STATEMENTS OF INCOME
For the Years Ended December 31, 2003 and 2002

	2003	2002

Net sales	$24,455,506	$9,842,777
Cost of products sold:
Direct manufacturing expense	6,973,757	3,322,616
Indirect manufacturing expense	2,428,859	983,935

Gross margin	15,052,890	5,536,226
Sales, general and administrative expenses	6,973,721	5,038,132
Research and development expenses	498,470	136,503

Income from operations	7,580,699	361,591
Interest income	50,375	57,931
Other (expense)	(254,476)	(580)
Interest (expense)	(9,307)	(38,196)

Income before income taxes	7,367,291	380,746
Provision for income taxes	2,913,601	171,843

Net income	$4,453,690	$208,903

Net income per common share:
Basic	$0.47	$0.02
Diluted	0.38	0.02
Weighted average number of common and common equivalent shares outstanding:
Basic	9,472,410	8,390,301
Diluted	11,649,578	8,728,851

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2003 and 2002

	Common Stock		Additional			Total
			Paid-in	Deferred	Retained	Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Equity

Balance, January 1, 2002	8,203,419	$81	$5,073,563	$(59,940)	$515,029	$5,528,733

Exercise of stock options	183,996	3	37,196	—	—	37,199
Exercise of warrants	40,764	—	6,222	—	—	6,222
Stock options granted for payment of consulting fees	—	—	6,305	—	—	6,305
Deferred compensation	—	—	(59,940)	59,940	—	—
Income tax effect of stock options exercised	—	—	227,239	—	—	227,239
Net income	—	—	—	—	208,903	208,903

Balance, December 31, 2002	8,428,179	84	5,290,585	—	723,932	6,014,601

Exercise of stock options	735,423	6	1,819,564	—	—	1,819,570
Exercise of warrants	24,999	—	1,833	—	—	1,833
Exercise of underwriter warrants	322,626	3	947,015	—	—	947,018
Exercise of public warrants	3,163,479	33	10,051,635	—	—	10,051,668
Stock options granted for payment of consulting fees	—	—	177,142	—	—	177,142
Income tax effect of stock options exercised	—	—	3,961,928	—	—	3,961,928
Net income	—	—	—	—	4,453,690	4,453,690

Balance, December 31, 2003	12,674,706	$126	$22,249,702	$—	$5,177,622	$27,427,450

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003 and 2002

	2003	2002

Cash Flows from Operating Activities:
Net income	$4,453,690	$208,903
Adjustments to reconcile net income to net cash (used in) provided by operating activities —
Loss on disposal of fixed assets & intangibles	15,873	1,029
Depreciation and amortization	393,568	255,502
Provision for doubtful accounts	12,908	32,327
Provision for warranty	302,165	79,200
Compensatory stock options and warrants	177,142	6,305
Deferred income taxes	(1,014,217)	(41,329)
Stock option tax benefits	3,961,928	227,239
Change in assets and liabilities:
Accounts receivable	(4,529,099)	(155,141)
Inventory	(791,165)	(1,532,883)
Prepaids and other	(423,066)	(9,920)
Income tax receivable	(217,369)	(21,135)
Accounts payable and accrued liabilities	1,853,729	132,950
Customer deposits	171,074	(17,395)
Accrued interest	(615)	(161)

Net cash provided by (used in) operating activities	4,366,546	(834,509)

Cash Flows from Investing Activities:
Purchases of property and equipment, net	(3,651,110)	(377,992)
Proceeds from sale of fixed assets	—	41,535
Purchases of intangible assets	(565,110)	(50,000)

Net cash used in investing activities	(4,216,220)	(386,637)

Cash Flows from Financing Activities:
Payments under capital leases	(34,026)	(49,909)
Payments on notes payable	(250,000)	(455,691)
Payments under line of credit	(385,000)	(375,838)
Proceeds from warrants exercised	11,000,519	6,222
Proceeds from options exercised	1,819,570	37,199

Net cash provided by (used in) financing activities	12,151,063	(838,017)

Net Increase (Decrease) in Cash and Cash Equivalents	12,301,389	(2,059,163)
Cash and Cash Equivalents, beginning of year	3,576,937	5,636,100

Cash and Cash Equivalents, end of year	$15,878,326	$3,576,937

Supplemental Disclosure:
Cash paid for interest	$9,922	$37,469

Income taxes paid	$202,410	$940

Noncash Investing and Financing Activities:
Fair value of stock options issued for payment of consulting and legal fees	$177,142	$6,305
Note Payable issued for purchase of intangible assets	$500,000	$—

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

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

a. Cash and Cash Equivalents

      Cash and cash equivalents include funds on hand and short-term investments with original maturities of three months or less. Cash and cash equivalents of $15.9 million included $9.3 million deposited in highly liquid certificates of deposit and money market funds at December 31, 2003 and $3.6 million at December 31, 2002. These accounts earned interest at an approximate rate of 1.0% during 2003 and 1.5% in 2002. The Company’s cash deposits with its bank of $6.4 million are in excess of the FDIC insurance coverage limit of $100,000. Of the $3.6 million of cash on deposit at December 31, 2002, $1.0 million was required to be maintained as a compensating balance under the Company’s line of credit agreement (Note 7). On May 31, 2003, the compensating balance requirement was removed from the line of credit terms and conditions.

b. Inventory

      Inventories are stated at the lower of cost or market; cost is determined using the most recent acquisition cost which approximates the first-in, first-out (FIFO) method. Inventories consisted of the following at December 31:

	2003	2002

Raw materials and work-in-process	$2,294,465	$1,770,672
Finished goods	831,509	564,137

	$3,125,974	$2,334,809

c. Property and Equipment

      Property and equipment are stated at cost net of accumulated depreciation. Additions and improvements are capitalized while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

d. Long-Lived Assets

      The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. In performing the review for recoverability, the Company estimates the future undiscounted cash flows expected to result from the use of the assets and its eventual disposition. The amount of the impairment loss, if an impairment exists, would be calculated based

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

on the excess of the carrying amounts of the assets over its estimated fair value. No impairment losses were recorded in 2003 or 2002.

e. Customer Deposits

      The Company requires certain deposits in advance of shipment for foreign customer sales orders.

f. Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities consisted of the following as of December 31, 2003 and 2002:

	2003	2002

Accounts Payable	$2,179,634	$916,500
Accrued Salaries Expense	436,674	95,182
Deferred Revenue — Extended Warranties	109,790	—
Accrued Expenses	483,295	294,875
Accrued Warranty Expense	312,934	59,875

Total	$3,522,327	$1,366,432

g. Cost of Products Sold

      At December 31, 2003 and 2002, cost of products sold included the manufacturing costs, including materials, labor and overhead related to finished goods and components, and direct expenses associated with research work completed under the Company’s research grant with the Office of Naval Research (ONR). Shipping costs incurred related to product delivery are also included in cost of products sold.

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

      Also included as a component of revenue is development funding provided by the ONR, under a cost-plus fixed fee contract. Periodically, an invoice summarizing the reimbursable expenses is submitted to the ONR for payment. The payment request details the costs expensed in the period and adds a nominal profit. The total amount invoiced for this work in 2003 was $276,617 as compared to the $179,545 invoiced in 2002. In 2003 the Company began offering customers the right to purchase extended warranties on the ADVANCED TASER and TASER X26 products. Revenue for warranty purchases is deferred at the time of sale, and recognized quarterly until the warranty period has expired. During 2003, $109,790 was deferred under this program. There was no extended warranty deferral in 2002.

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

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

j. Advertising Costs

      In accordance with Statement of Position 93-7 “Reporting on Advertising Costs”, the Company expenses the production cost of advertising as incurred. The Company incurred advertising costs of $216,893 and $292,895 in 2003 and 2002, respectively. Advertising costs are included in sales, general and administrative expenses in the accompanying statements of operations.

k. Warranty Costs

      The Company warrants its product from manufacturing defects, and will replace any defective TASER unit for a fee. The Company tracks historical data related to returns and related warranty costs on a quarterly basis, and estimate future warranty claims by applying the four quarter average return rate to the product sales for the period. Historically the reserve amount is increased if the Company becomes aware of a component failure that could result in larger than anticipated returns from our customers. A summary of changes in the warranty accrual for the two-year period ended December 31, 2003 is as follows:

	2003	2002

Balance at beginning of period	$59,875	$43,250
Utilization of Accrual	49,106	62,575
Warranty Expense	302,165	79,200

Balance at end of period	312,934	59,875

l. Research and Development Expenses

      The Company expenses research and development costs as incurred. The Company incurred product development expense of $498,470 and $136,503 in 2003 and 2002, respectively.

m. Income Taxes

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

n. Concentration of Credit Risk and Major Customers

      Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable, accounts payable and notes payable to related parties. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated potential losses. Accounts receivable are presented net of an allowance for doubtful accounts. The provision for bad debts totaled $12,908 and $32,327 for the year ended December 31, 2003 and 2002 respectively.

      The Company sells primarily through a network of unaffiliated distributors. The Company also reserves the right to sell directly to the end user to secure its credit interests. As such, the number of customers for the Company is less than the number of end-users. Sales to one U.S. customer represented 14.9% of total product revenue for 2003. In 2002, this same U.S. customer represented 13.6% of sales. No other customer exceeded 10% of total product sales in either 2003 or 2002.

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003, the Company had receivables from five customers comprising 18.6%, 8.7%, 7.3%, 6.4% and 5.9% of the aggregate accounts receivable balance. The largest of these customers was one of the ten largest U.S. police forces. At December 31, 2002, three customers comprising 20.7%, 8.9% and 7.7% represented accounts receivable.

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

      For the years ended December 31, 2003 and 2002, sales by product were as follows:

	2003	2002

	(In thousands)
Sales by product line:
ADVANCED TASER	$15,412	$8,494
TASER X26 (No cartridges have been included to provide reporting consistency for prior periods)	8,066	—
AIR TASER	411	966
Misc. (Training, freight, services & equipment)	290	203
Grant proceeds from the Office of Naval Research	277	180

	$24,456	$9,843

Geographic:
United States	88.4%	90%
Other countries	11.6	10

	100%	100%

      Sales to customers outside of the United States are denominated in U.S. dollars.

q. Stock-Based Compensation

      At December 31, 2003, the Company had two stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2003	2002

	(In thousands)
Net Income, as reported	$4,454	$209
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(1,160)	(870)

Pro forma net income	$3,294	$(661)

Basic net income (loss) per share:
As reported	$0.47	$0.02
Pro forma	0.35	(0.08)
Diluted net income (loss) per common share:
As reported	$0.38	$0.02
Pro forma	$0.28	(0.08)

Range for Volatility	91-103%	98.5%
Risk-free interest rate	3.0%	3.0%
Dividend rate	0.0%	0.0%
Expected life of options	3 years	3 years

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

	Year Ended December 31,

	2003	2002

Weighted average shares outstanding — basic	9,472,410	8,390,301
Effect of dilutive outstanding stock options	2,177,168	338,550

Weighted average shares outstanding — diluted	11,649,578	8,728,851
Net income per common share:
Basic	$0.47	$0.02
Diluted	0.38	0.02
Weighted average number of common and common equivalent shares outstanding:
Basic	9,472,410	8,390,301
Diluted	11,649,578	8,728,851

      Basic net income per share is based upon the weighted average number of common shares outstanding during the period.

s. Recent Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes guidance established in the FASB’s Emerging Issues Task Force

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(“EITF”) Issue No. 94-3 regarding certain exit and disposal costs. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. There was no impact upon implementation as the Company has had no exit or disposal activities.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148’s amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. SFAS No. 148’s amendment of the disclosure requirements of APB Opinion No. 28 is effective for financial reports containing consolidated financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure Requirements of SFAS 148, but plans to continue to record stock-based employee compensation using the intrinsic value method, according to APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accountings and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” which clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. FIN 45 also requires certain guarantees that are issued or modified after December 31, 2002, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. As of December 31, 2003, there are no such guarantees.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003. The related disclosure requirements were effective immediately. In December 2003 the FASB issued revisions to FASB Interpretation No. 46, resulting in multiple effective dates based upon the characteristics as well as the creation date of the variable interest entities. However with no effective date later than the Company’s first quarter 2004. The implementation of this interpretation has had no material impact on the financial condition or results of operations of the Company, as the Company does not have variable interest entities.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amended and refined certain

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

characteristics of derivative instruments and hedges. The application of SFAS No. 149 had no effect on the Company’s financial Statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires the classification of certain financial instruments, previously classified within the equity section of the balance sheet, to be included in liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and June 15, 2003 for all other instruments. The application of SFAS No. 150 did not have a material effect on the Company’s financial statements.

      In November 2003, the EITF issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” EITF 00-21 prescribes a method to account for contracts that have multiple elements or deliverables. It provides guidance on how to allocate the value of a contract to its different deliverables, as well as guidance on when to recognize revenue allocated to each deliverable over its performance period. We are required to adopt EITF 00-21 for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 had no material effect on the Company’s financial condition or results of operations.

      In December 2003, the FASB issued SFAS No. 132 (Revised 2003) “Employers’ Disclosures about Pensions and Other Post-retirement Benefits and amendment of FASB Statements No. 87, 88 and 106.” This statement revises employers’ disclosures about pension plans and other post-retirement benefit plans. The Company does not have any pension plans or other post-retirement benefits, therefore this statement will have no effect on the Company.

3. Property and Equipment

      Property and equipment consist of the following at December 31, 2003 and 2002:

	Estimated Useful Lives	2003	2002

Leasehold improvements	lesser of life of asset or lease term	$56,198	$44,163
Land for Future Building		2,899,962	—
Building/ Construction in Progress		131,980	—
Production equipment	5 years	1,159,886	807,506
Telephone and office equipment	5 years	35,555	35,555
Computer equipment	3-5 years	812,869	604,698
Furniture and fixtures	5-7 years	189,117	144,239

		5,285,567	1,636,161
Less: accumulated depreciation		(1,338,686)	(974,787)

		$3,946,881	$661,374

      Depreciation expense for the years ended December 31, 2003 and 2002 was $363,899 and $234,657, respectively.

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

4. Intangible Assets

      Intangible assets consist of the following at December 31, 2003 and 2002:

	2003	2002

TASER.com domain name	$60,000	$60,000
Patents on TASER products	128,360	50,000
Patents Pending	36,750	—
Non-compete agreement	50,000	—
TASER Trademark	900,000	25,000

	1,175,110	135,000
Less: Accumulated amortization	(52,266)	(33,429)

	$1,122,844	$101,571

      These intangible assets are being amortized over a period of 5 to 7 years depending upon their estimated useful lives. Amortization expense for the years ended December 31, 2003 and 2002 was $29,669 and $20,845 respectively. In June 2003, the remaining balance on the Company’s 2002 TASER trademark was written down to zero because clear title to the mark could not be established. Subsequently, in 2003, as a result of the acquisition of the assets of Tasertron, as described in Note 8, the Company obtained clear title to the TASER trademarks.

      Estimated amortization for intangible assets for the next five years is as follows:

2004	$39,125
2005	39,125
2006	31,125
2007	27,125
2008	27,125

5. Commitments and Contingencies

a. Operating Leases

      The Company has entered into operating leases for office space and equipment. Rent expense under these leases for the years ended December 31, 2003 and 2002, was $162,743 and $146,152 respectively.

      Future minimum lease payments under operating leases as of December 31, 2003, are as follows for the years ending December 31:

2004	$250,674
2005	142,593
2006	7,127
2007	3,563
Thereafter	0

Total	$403,957

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

b. Litigation

      From time to time, the Company is involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that it maintains adequate insurance and that such matters will be resolved without a material effect on the Company’s financial condition or results of operations.

      In March 2000, Thomas N. Hennigan, a distributor of our products from late 1997 through early 2000, sued us in the United States District Court, Southern District of New York. After the New York case was dismissed in February 2001 for lack of personal jurisdiction, Mr. Hennigan brought a claim in the United States District Court for the District of Arizona. Mr. Hennigan claims the exclusive right to sell our products to many of the largest law enforcement, corrections, and military agencies in the United States. He seeks monetary damages that may amount to as much as $400 million against us allegedly arising in connection with his service to us as a distributor. His claims rest on theories of our failure to pay commissions, breach of contract, promissory estoppel, breach of fiduciary duty, and on related theories. No written contract was ever signed with Mr. Hennigan. We also believe that he has no reasonable basis for claims based on informal or implied contractual rights and will be unable to prove his damages with reasonable certainty. As a result, we believe his claims are without merit. Mr. Hennigan died in April 2001 and the case is now being prosecuted by his estate. On May 24, 2002, H.A. Russell was permitted to proceed as an additional defendant-counterclaimant. The Company filed various motions in November 2002 for partial summary judgment including one to dismiss his claims. On September 30, 2003, the Court issued an order granting the Company’s motion for partial summary judgment to dismiss Mr. Russell’s claims and struck Hennigan’s jury demand. The Court partially granted the Company’s motion for partial summary judgment on certain joint venture, post-termination, post-death and exclusivity claims, but the Court has not yet issued a memorandum decision explaining its order and identifying the claims on which the Company has won partial summary judgment. Discovery is not complete and no depositions of third-parties have been taken. No trial date has been set. We believe the claims against the Company are without merit and that the litigation will have no material adverse effect on the Company’s business, financial condition or results of operations.

      In April 2001, James F. McNulty Jr. sued us in the United States District Court, Central District of California. The lawsuit alleges that certain technology used in the firing mechanism for our weapons infringes upon a patent for which Mr. McNulty holds a license, and seeks injunctive relief and unspecified monetary damages. In February 2002, we won a motion for summary judgement that limits Mr. McNulty’s right to sue for damages only to dates after February 2001. On July 29, 2002, we again won a motion for summary judgement in which the Court ruled that no product manufactured by the Company infringed the claims of the patent licensed by McNulty. We were notified in August 2002 that the plaintiff filed an appeal with the Court. In a recent ruling based on Mr. McNulty’s inability to procure a complete trial transcript, the Court ordered Mr. McNulty to file his appeal brief within 21 days of his receipt of a complete trial transcript. As of the date of this filing, we had not been notified that this appeal brief was filed. Mr. McNulty received the complete trial transcript on January 15, 2004 and is expected to file his appeal brief within 21 days of that date. We will file an opposing brief thereafter. No date has yet been set for oral argument before a three-judge panel of the Court of Appeals for the Federal Circuit. Based upon the original decision by the trial court, we believe that Mr. McNulty’s appeal is without merit and that the litigation will have no material adverse effect on the Company’s business, financial condition or results of operations.

      On April 11, 2003, Esequiel Alvarado and Judith Medina sued the City of Los Angeles, Los Angeles Police Department and Officers Roca and Platzer, and the Company in the Superior Court of the State of California, County of Los Angeles, Central District, claiming that their son, Eduardo Alvarado, died as a result of being shot with the TASER conducted energy weapon. The plaintiff’s seek unspecified monetary damages. The autopsy report indicates that the probable cause of Mr. Alvarado’s death was “...methamphetamine intoxication and cocaine use...”. The Plaintiff’s changed attorneys in January 2004 and discovery is proceeding. Mr. Alvarado’s minor child has filed a motion to file a complaint as an additional

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

plaintiff. A trial date has not yet been set. The defense of this litigation has been submitted to our insurance carrier. We believe the plaintiff’s claims are without merit and that this litigation will have no material adverse affect on our business, operating results or financial condition.

      In May 2003, we commenced litigation in Superior Court of the State of California, County of Santa Clara, against Does 1 through 100 a.k.a. ubswarbird and other pseudonyms, for defamation, intentional and negligent interference with prospective business advantage, and unfair competition arising from a series of false and defaming statements about the Company and its officers posted by ubswarbird on the Yahoo message board. An ex parte court order and subpoena duces tecum was served on Yahoo to learn the identities of ubswarbird and the other pseudonyms and on July 15, 2003 we obtained documents in response to this subpoena from Yahoo. The IP address information obtained from Yahoo could not be traced due to the unavailability of records from the ISP. We are continuing our efforts to verify of ubswarbird’s and pseudonym’s identities and upon receipt of this information we will file an amended complaint naming these individuals as defendants and proceed with this litigation. We believe that this litigation will have no material adverse affect on our business, operating results or financial condition.

      In June 2003, the City of Madera filed a complaint against the Company in Superior Court of the State of California, County of Madera. The City of Madera is a defendant in litigation brought by the estate of Everardo Torres who was killed by a Madera Police Officer who shot him with her police service pistol. The City of Madera claims that the police officer mistakenly used her police service firearm when she thought she was using her TASER M26 conducted energy weapon and that the Company is responsible for this shooting death. This case is in the discovery phase and a trial date has not been set. We believe the plaintiff’s claims are without merit and that this litigation will have no material adverse affect on our business, operating results or financial condition. The defense of this litigation has been submitted to our insurance carrier.

      In November 2003, Samuel Powers served a complaint against the Company in Superior Court for the State of Arizona alleging that he injured his shoulder during a TASER training session. This case is in the discovery phase and a trial date has not been set. We believe the plaintiff’s claims are without merit and that this litigation will have no material adverse affect on our business, operating results or financial condition. The defense of this litigation has been submitted to our insurance carrier.

c. Employment Agreements

      The Company has employment agreements with its President, Chief Executive Officer, Chief Financial Officer, Vice President of Research and Development and Vice President and General Counsel. The Company may terminate the agreements with or without cause. Should the Company terminate the agreements without cause, upon a change of control of the Company or death of the employee, the President, CEO, CFO and Vice Presidents are entitled to additional compensation. Under these circumstances, these officers may receive the amounts remaining under their contracts upon termination, which would total $934,000 in the aggregate at December 31, 2003.

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

6. Income Taxes

      Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2003	2002

Current deferred tax assets:
Net operating loss carryforward	$693,756	$91,610
Reserves and accruals	217,501	61,069
Inventory cost capitalization	225,939	0

Total deferred tax asset	$1,137,196	$152,679

Long-term deferred tax (assets) liabilities:
Depreciation	$45,102	$77,315
Amortization	(4,981)	(7,494)

Net deferred tax liability	$40,121	$69,821

      At December 31, 2003, the Company has net operating loss carry forwards (“NOL”) for federal and state income tax purposes of approximately $1,800,000. The Company’s federal NOL carryforward expires primarily in 2023. The Company’s state NOL carryforward expires in various years beginning in 2007.

      SFAS 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax asset may not be realized. The Company has determined that no such valuation allowance is necessary.

      Significant components of the federal and state income tax expense are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

Current:
Federal	$2,899,474	$110,072
State	383,754	20,442

Total current	3,283,228	130,514

Deferred:
Federal	(339,350)	37,460
State	(30,277)	3,869

Total deferred	(369,627)	41,329

Provision for income taxes	$2,913,601	$171,843

      A reconciliation of the Company’s effective income tax rate to the federal statutory rate follows:

Federal statutory rate	34%	34%
State tax, net of federal benefit	4	5
Nondeductible lobbying expenses	2	6

Change in method of accounting for income taxes	40%	45%

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

7. Line of Credit

      On May 31, 2003 the Company renewed its revolving line of credit with a total commitment of up to $2,500,000. The line is secured by substantially all of the Company’s assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 2.5% to prime. The availability under this loan is computed on a monthly borrowing base. The Company’s intellectual property has been excluded from the bank pledges. The line of credit matures on May 31, 2004 and requires monthly payments of interest only. At December 31, 2003, the available borrowing under the line of credit was $2.5 million, and there was no outstanding balance owed.

      The Company’s agreement with the bank requires the Company to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage. For the year ended December 31, 2003, the Company was in compliance with all requirements.

8. Notes Payable and Lease Commitments

      At December 31, 2003 and 2002 debt obligations were as follows:

	2003	2002

Note Payable, 2003 asset acquisition, 0% interest, balance due on January 2, 2004	$250,000	$—
Capital leases, interest at varying rates of 7% to 23%, due in monthly installments through December 2005, secured by equipment	18,878	52,904

	268,878	52,904
Less: current portion	(265,223)	(37,418)

Total	$3,655	$15,486

      At December 31, 2002, aggregate annual maturities of long-term debt and capital leases were as follows:

2004	265,223
2005	3,655

$268,878

      In 2001, the Company leased an aircraft from its President and was obligated under an operating lease to pay a negotiated rate of $1,560 per month for rent. Rent expense for this aircraft for the twelve months ended December 31, 2002 was $4,650. On March 25, 2002 this lease was terminated, as the aircraft was sold by the President.

      In June 2003, the Company acquired the assets of a competitor who held the TASER trademark. The purchase price for this transaction was $1.0 million. The first $500,000 was paid in cash, and the remaining $500,000 was secured by a note payable backed by an irrevocable letter of credit in the amount of $500,000. The note was to be paid in two equal payments of $250,000. The first was paid on October 1, 2003, the remaining balance was paid on January 2, 2004, subsequent to year end.

      Certain officers and a director of the Company have personally guaranteed the Company’s capital leases.

9. Stockholders’ Equity

a. Common Stock

      Concurrent with the re-incorporation in Delaware in February 2001, the Company adopted a certificate of incorporation and authorized the issuance of two classes of stock to be designated “common stock” and

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

“preferred stock,” provided that both common and preferred stock shall have a par value of $0.00001 per share and authorized the Company to issue 50 million shares of common stock and 25 million shares of preferred stock.

      On January 26, 2004, the Company announced a stock dividend in the form of a three-for-one stock split. The effective date of the split was February 11, 2004, at which time all holders of the Company’s common stock received a 200% stock dividend, or two additional shares for each share held on this date. The number of shares, per share amounts, conversion amounts and stock option and warrant data of the Company’s common stock have been retroactively restated for all periods presented.

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

c. Warrants

      At December 31, 2003, the Company had warrants outstanding to purchase 855,972 shares of common stock at prices ranging from $1.10 to $7.00 per share with an average exercise price of $3.06 per share and a weighted average remaining life of 2.2 years. A summary of warrants outstanding and exercisable at December 31, 2003 is presented in the table below:

Outstanding

Weighted
Average	Shares Underlying
Exercise	Exercise of	Expiration
Price	Warrants	Date

$7.00	9,999	7/31/05
1.10	68,181	7/31/05
3.18	777,792	5/8/06

$3.06	855,972

      In May 2001, in connection with the Company’s initial public offering, the Company issued 1,199,997 warrants to the public. These warrants are exercisable at $9.53 per warrant and expire May 8, 2006. The Company has the right to redeem the public warrants issued in the offering at a redemption price of $0.25 per public warrant after providing 30 days prior written notice to the public warrant holders, if at the time of notice, the basic net income per share of the Company’s common stock for a 12-month period preceding the date of the notice is equal to or greater than $1.00 (pre stock split).

      On February 2, 2004, the Company announced that it had achieved the basic net income per share requirements to redeem the remaining public warrants, and gave formal written notice to all remaining public warrant holders that it would call the warrants at the redemption price of $0.25 per warrant if not redeemed prior to March 31, 2004.

      In May 2001, pursuant to the underwriting agreement associated with the Company’s initial public offering, the Company issued 80,000 units consisting of 120,000 shares of common stock issuable upon exercise of the underwriter’s warrants and 120,000 shares of common stock issuable upon exercise of the public warrants underlying the underwriter’s warrants. The gross proceeds were $10,400,000. Offering expense totaled approximately $2.0 million for underwriting discount, fees and expenses. The underwriter warrants may be exercised at any time during the four-year period commencing May 8, 2002. The exercise price for each initial unit is $15.60. The exercise price for the underlying warrant of each unit is $9.53. As of December 31, 2003 all of these warrants were exercised.

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     d. Stock Option Plan

      The Company has historically issued stock options to various equity owners and key employees as a means of attracting and retaining quality personnel. The option holders have the right to purchase a stated amount of shares at the estimated market value on the grant date. The options issued under the Company’s 1999 Stock Option Plan (the “1999 Plan”) generally vest over a three-year period. The options issued under the Company’s 2001 Stock Option Plan (the “2001 Plan”) generally vest over a four-year period. Both plans were registered on Form S-8 with the United States Securities and Exchange Commission. The total number of shares registered under these plans were 2,488,125 under the Company’s 1999 Plan, and 1,650,000 under the 2001 Plan. These plans provide for officers, key employees and consultants to receive nontransferable stock options to purchase an aggregate of 4,138,125 shares of the Company’s common stock. As of December 31, 2003, 3,561,537 options had been granted at prices equal to or greater than the fair market value of the stock, 990,585 of the options granted had been exercised, and 576,588 options are remaining for future grants. During 2002 and 2003, the Company granted options to consultants at an exercise price equal or greater than the value of the common stock on the date of grant. The options vest over a three-year period. The total compensation cost associated with the options granted to consultants was approximately $177,142 in 2003 and approximately $6,305 in 2002.

      A summary of the Company’s stock options at December 31, 2003 and 2002 and for the years then ended is presented in the table below:

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Options outstanding, beginning of year	2,366,775	$3.09	1,563,972	$1.96
Granted	939,600	3.38	1,225,800	4.62
Exercised	(735,423)	2.47	(183,996)	.20
Expired/terminated	—	—	(239,001)	—

Options outstanding, end of year	2,570,952	$3.65	2,366,775	$3.09

Exercisable at end of year	1,006,848	$3.86	904,731	$2.79

Options available for grant at end of year	576,588	$—	1,528,062	$—

Weighted average fair value of options granted during the year		$2.13		$2.76

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Stock options outstanding and exercisable at December 31, 2003 are as follows:

			Options
	Options Outstanding		Exercisable

Range of		Average	Number
Exercise Price	Options	Life(a)	Exercisable

$0.20	174	5.0	174
1.10	7,752	6.62	2,751
1.13	50,832	6.9	12,498
1.16	12,900	8.8	2,067
1.25	120,000	8.7	17,499
1.29	436,617	9.2	92,334
1.32	15,000	9.1	3,333
1.42	63,000	4.2	14,001
1.50	60,000	10	15,000
1.52	106,017	9.3	18,534
1.62	3,000	8.4	333
2.03	7,251	8.4	1,500
2.18	224,574	6.3	84,480
2.40	11,874	6.9	11,874
2.40	324,000	2	226,500
2.75	2,436	7.8	375
2.94	687	7.7	63
3.60	22,500	7.9	22,500
3.72	3,000	9.5	—
3.74	3,000	9.4	—
3.96	45,000	2.9	45,000
4.08	3,000	4.5	3,000
4.13	1,500	9.6	42
4.74	37,500	8.4	2,082
5.33	400,962	8.4	178,971
5.39	75,000	8.2	32,814
5.93	319,200	8.2	168,468
7.47	4,500	9.7	—
7.57	8,751	9.6	—
8.25	7,500	9.6	—
8.74	1,500	9.8	—
9.62	191,925	9.8	50,655

$3.65	2,570,952	8.5	1,006,848

(a)	Weighted average remaining contractual life in years.

      The Company measures the compensation cost of its stock option plan, using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for its stock option plans.

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

10. Subsequent Events

Warrant Redemption

      On February 2, 2004, the Company announced that its Board of Directors had called for redemption of all of its Public Warrants to Purchase Common Stock (Nasdaq: TASRW). The terms of the warrant redemption required earnings of over $1.00 per pre-split basic share, or $0.34 per post-split basic share over the course of four consecutive quarters. The Company achieved $1.41 pre-split per basic share or $0.47 post-split per share earnings for the year ended December 31, 2003. Therefore the Company achieved the required earnings for redemption. Any of the remaining 259,264 warrants unexercised after March 30, 2004, will be redeemed by the Company at $0.25 per warrant.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Company’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
3.2	Company’s Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
4.1	Reference is made to pages 1 — 4 of Exhibit 3.1 and pages 1 — 5 and 12 — 14 of Exhibit 3.2
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
4.3	Form of Public Warrant (incorporated by reference to Exhibit 4.3 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
4.4	Form of Unit Certificate (incorporated by reference to Exhibit 4.4 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
4.5	Form of Warrant and Unit Agreement (incorporated by reference to Exhibit 4.5 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.1	Employment Agreement with Patrick W. Smith, dated July 1, 1998 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)(1)
10.2	Employment Agreement with Thomas P. Smith, dated November 15, 2000 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)(1)
10.3	Employment Agreement with Kathleen C. Hanrahan, dated November 15, 2000 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)(1)
10.4	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.5	Form of Indemnification Agreement between the Company and its officers (incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.6	1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)(1)
10.7	2001 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)(1)
10.8	Form of Warrant issued to Bruce Culver and Phil Smith (incorporated by reference to Exhibit 10.8 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.9	Promissory Note, dated October 24, 2000, payable to Bank of America in the amount of $60,000 and related guarantee and security documents (incorporated by reference to Exhibit 10.12 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.10	Lease between the Company and Norton P. Remes and Joan A. Remes Revocable Trust, dated November 17, 2000 (incorporated by reference to Exhibit 10.14 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.11	Credit Agreement, dated May 31, 2003, between the Company and Bank One,
10.12	Form of Sales Representative Agreement with respect to services by and between the Company and Sales Representatives (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 15, 2002), as amended

Exhibit
Number	Description

10.13	Lease Agreement, dated April 17, 2001, payable to GE Capital Corporation in the amount of $37,945 (incorporated by referenced to Exhibit 10.13 to the Annual Report on Form 10-KSB, filed March 15, 2002), as amended
10.14	Employment Agreement with Douglas E. Klint, dated December 15, 2002 (incorporated by referenced to Exhibit 10.14 to the Annual Report on Form 10-KSB, filed March 15, 2002), as amended
10.15	Code of Ethics, as adopted by the Board of Directors
23.1	Consent of Deloitte & Touche, LLP, independent auditors
31.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certain Factors to Consider in Connection with Forward-Looking Statements

(1)	Management contract or compensatory plan or arrangement