Form 10QSB
period 2004-03-31
TASER INTERNATIONAL INC
filed 2004-05-10
CIK 1069183

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

(480) 991-0797
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (  )

There were 28,495,612 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of March 31, 2004.

Transitional Small Business Disclosure Format: Yes (  ) No (X)

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2004

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements of TASER International, Inc. (the “Company”) include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of operating results, financial position and cash flows as of March 31, 2004 and March 31, 2003.

TASER INTERNATIONAL, INC.

BALANCE SHEETS (Unaudited)
March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$24,703,631	$15,878,326
Accounts receivable, net of allowance	7,567,390	5,404,333
Inventory	3,900,392	3,125,974
Prepaid expenses	474,800	536,815
Income tax receivable	481,422	292,321
Deferred income tax asset	807,742	1,137,196

Total Current Assets	37,935,377	26,374,965
Property and Equipment, net	4,337,846	3,946,881
Intangible assets	1,113,063	1,122,844

Total Assets	$43,386,286	$31,444,690

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	—	250,000
Current portion of capital lease obligations	11,436	15,223
Accounts payable and accrued liabilities	3,937,736	3,522,439
Customer deposits	109,496	185,802

Total Current Liabilities	4,058,668	3,973,464
Capital Lease Obligations, net of current portion	1,140	3,655
Deferred Income Tax Liability	43,652	40,121

Total Liabilities	4,103,460	4,017,240

Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common Stock, $0.00001 par value per share; 50 million shares authorized; 28,495,612 and 25,349,412 shares issued and outstanding at March 31, 2004 and December 31, 2003	285	253
Additional paid-in capital	30,553,893	22,249,575
Retained Earnings	8,728,648	5,177,622

Total Stockholders’ Equity	39,282,826	27,427,450

Total Liabilities and Stockholders’ Equity	$43,386,286	$31,444,690

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.

STATEMENTS OF INCOME
For the three months ended March 31, 2004 and 2003
(UNAUDITED)

	Three Months Ended
	March 31, 2004	March 31, 2003
Net Sales	$13,136,553	$3,401,632
Cost of Products Sold:
Direct manufacturing expense	3,172,522	1,053,634
Indirect manufacturing expense	1,359,979	539,338

Gross Margin	8,604,052	1,808,660
Sales, general and administrative expenses	2,569,288	1,329,407
Research and development expenses	267,095	75,446

Income from Operations	5,767,669	403,807
Interest income	40,005	8,358
Other income (expense) net	297	(1,937)
Interest expense	932	3,154

Income before income taxes	5,807,039	407,074
Provision for income tax	2,256,000	178,056

Net Income	$3,551,039	$229,018

Net Income per common and common equivalent shares
Basic	$0.14	$0.01

Diluted	$0.12	$0.01

Weighted average number of common and common equivalent shares outstanding:
Basic	26,366,472	16,905,246
Diluted	30,050,158	17,659,416

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2004 and 2003
(UNAUDITED)

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash Flows from Operating Activities:
Net income	$3,551,039	$229,018
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	121,700	81,706
Provision for doubtful accounts	40,082	—
Provision for warranty	267,146	26,850
Compensatory stock options and warrants	326,159	4,749
Deferred income taxes	332,985	21,000
Stock option tax benefit	2,112,116	—
Change in assets and liabilities:
Accounts receivable	(2,203,138)	(697,948)
Inventory	(774,418)	246,699
Prepaids and other	62,014	(11,926)
Income tax receivable	(189,101)	(22,182)
Accounts payable and accrued liabilities	148,138	(59,448)
Customer deposits	(76,306)	(1,539)

Net cash provided by (used in) operating activities	3,718,416	(183,021)
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(502,884)	(158,349)

Net cash used in investing activities	(502,884)	(158,349)
Cash Flows from Financing Activities:
Payments under capital leases	(6,302)	(9,638)
Payments on notes payable	(250,000)	—
Payments on revolving line of credit	—	(385,000)
Proceeds from warrants exercised	2,242,952	1,833
Proceeds from options exercised	3,623,123	—

Net cash provided by (used in) financing activities	$5,609,773	$(392,805)

Net Increase (Decrease) in Cash and Cash Equivalents	$8,825,305	$(734,175)

Cash and Cash Equivalents, beginning of period	$15,878,326	$3,576,937

Cash and Cash Equivalents, end of period	$24,703,631	$2,842,762

Supplemental Disclosure:
Cash paid for interest	$918	$3,047

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

The results of operations for the three month periods are not necessarily indicative of the results to be expected for the full year and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB as filed on March 4, 2004. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 —NET SALES AND COST OF PRODUCTS SOLD

The components of net sales for the three months ended March 31, 2004 and 2003 are as follows:

Sales by Product Line:	March 31, 2004	March 31, 2003
TASER X26	$8,786,978	$—
ADVANCED TASER	1,339,625	1,905,709
AIR TASER	57,238	135,272
Single Cartridges	2,845,812	1,323,910
Research Funding	—	10,266
Other	106,900	26,475

Total	$13,136,553	$3,401,632

The components of cost of products sold were as follows:

Cost of Products Sold	March 31, 2004	March 31, 2003
Direct Manufacturing Expense	$3,171,226	$1,042,573
Indirect Manufacturing Expense	1,359,979	539,338
Research Expense	1,296	11,061

Total	$4,532,501	$1,592,972

NOTE 3 —INTANGIBLE ASSETS

The Company values intangible assets as the net of the purchase prices less amortization. Amortization is calculated using the useful life of the asset acquired. As of March 31, 2004, the components of net intangible assets were as follows:

			Accumulated
Asset	Useful Life	Purchase Price	Amortization	Net Value
TASER.com Domain Name	5 Years	$60,000	$35,000	$25,000
Patents on TASER Products	6.5 Years	$128,360	$21,690	$106,670
Patents Pending	TBD	$36,750	—	36,750
Non-compete agreement	7 Years	$50,000	5,357	44,643
TASER Trademark	Indefinite	$900,000	$—	$900,000

Total		$1,175,110	$62,047	$1,113,063

As of March 31, 2003, the components of net intangible assets were as follows:

			Accumulated
Asset	Useful Life	Purchase Price	Amortization	Net Value
TASER.com Domain Name	5 Years	$60,000	$23,000	$37,000
U.S. Patent #5,078,117	6.5 Years	$50,000	$5,770	$44,230
TASER Trademark	5 Years	$25,000	$10,833	$14,167

Total		$135,000	$39,603	$95,397

The aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Asset	2004	2005	2006	2007	2008
TASER.com Domain Name	$12,000	$12,000	$4,000	$—	$—
Patents on TASER Products	$19,982	$19,982	$19,982	$19,982	$19,982
Patents Pending	$—	$—	$—	$—	$—
Non-compete agreement	$7,143	$7,143	$7,143	$7,143	$7,143
TASER Trademark	$—	$—	$—	$—	$—

Total	$39,125	$39,125	$31,125	$27,125	$27,125

     NOTE 4 —INVENTORIES

The inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out (FIFO) method.

	March 31, 2004	December 31, 2003
Raw materials and work-in-process	$2,339,617	$2,294,465
Finished goods	1,560,775	831,509

Total	$3,900,392	$3,125,974

NOTE 5 —EARNINGS PER SHARE

The following table reconciles average common shares outstanding – basic, to average common shares outstanding – diluted, that are used in the calculation of earnings per share.

	Three Months Ended
	March 31, 2004	March 31, 2003
Numerator for basic and diluted earnings per share:
Net Income	$3,551,039	$229,018
Denominator for basic earnings per share weighted average shares:	26,366,472	16,905,246
Dilutive effect of shares issuable under stock options and warrants outstanding	3,683,686	754,170
Denominator for diluted earnings per share adjusted weighted average shares	30,050,158	17,659,416
Basic earnings per share	$0.14	$0.01
Diluted earnings per share	$0.12	$0.01

NOTE 6 – STOCK OPTIONS

At March 31, 2004, the Company had two stock-based employee compensation plans, which are described more fully in Note 9, to the financial statements included in the Company’s Annual Report on Form 10-KSB as filed on March 4, 2004. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	March 31, 2004	March 30, 2003
Net income as reported	$3,551,039	$229,018
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	516,977	422,384
Pro forma net income (loss)	$3,034,062	$(193,367)
Earnings (loss) per share:
Basic – as reported	$0.14	$0.01
Basic – pro forma	$0.12	$(0.01)

	March 31, 2004	March 30, 2003
Diluted – as reported	$0.12	$0.01
Diluted – pro forma	$0.10	$(0.01)

NOTE 7 – WARRANTY

We warrant our products from manufacturing defects for a period of one year after purchase and replace any defective unit after the warranty period with a new one for a fee. The Company tracks historical data related to returns and related warranty costs on a quarterly basis. During the first quarter of 2004, the Company experienced quality issues as a result of a defective lot of plastic material received from a third party supplier that is used in the assembly of one of its cartridge assemblies. In addition, during this same period, the Company made significant improvements to the software code used to control the TASER X26 data recording features, and the to the holster design used by law enforcement officers to carry the TASER X26 weapon. The warranty cost for these three items totaled approximately $141,000. The additional $126,000 of warranty accrued represents the Company’s estimate of potential claims under its standard one year manufacturer’s warranty.

The following summarizes the warranty activity for the three months ended March 31, 2004 and 2003:

Warranty Reserve		Increase to the	Adjustments to	Warranty Reserve
December 31, 2002	Use of Reserve	Reserve	the Reserve	March 31, 2003
$60,000	$0	$26,725	$0	86,725

Warranty Reserve		Increase to the	Adjustments to	Warranty Reserve
December 31, 2003	Use of Reserve	Reserve	the Reserve	March 31, 2003
$312,934	$0	$267,146	$0	580,080

NOTE 8 – LINE OF CREDIT

The Company has a revolving line of credit from a bank with a total availability of $2.5 million. The line is secured by substantially all of the Company’s assets, other than intellectual property, and bears interest at varying rates of interest, ranging from LIBOR plus 2.5% to prime. The availability under this line is computed on a monthly borrowing base. The line of credit matures on May 31, 2004 and requires monthly payments of interest only. At December 31, 2003, the available borrowing under the line of credit was $2.5 million, and there was no amount outstanding under the line of credit. There were no borrowings under the line during the three months ended March 31, 2004. The Company is currently evaluating different financing alternatives for the expiring revolving line of credit.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company continues to record stock-based employee compensation using the intrinsic value method, according to APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

In December 2003, the FASB issued SFAS No. 132 (Revised 2003) “Employers’ Disclosures about Pensions and Other Post-retirement Benefits and amendment of FASB Statements No. 87, 88, and 106.” This statement revises employers’ disclosures about pension plans and other post-retirement benefit plans. The Company does not have any pension plans or other post-retirement benefits, therefore this statement will have no effect on the Company.

NOTE 10 – STOCKHOLDERS’ EQUITY

A.	Common Stock

On January 26, 2004, the Company announced a stock dividend in the form of a three-for-one stock split. The effective date of the split was February 11, 2004, at which time all holders of the Company’s common stock received a 200% stock dividend or two additional shares for each share held on this date.

On April 16, 2004, subsequent to the quarter end, the Company announced a two-for-one stock split. The effective date of the split was April 29, 2004, at which time all holders of the Company’s common stock received one additional share for each share held on this date.

The number of shares, per share amounts, conversion amounts, conversion amounts and stock option and warrant data of the Company’s common stock have been retroactively restated for both stock splits, for all periods presented.

B.	Warrants

On February 2, 2004, the Company announced that it had achieved the basic net income per share requirements to redeem the remaining public warrants, and gave formal written notice to all remaining public warrant holders that it would call the warrants at the redemption price of $0.25 per warrant if not redeemed prior to March 31, 2004.

On March 30, 2004, the Company announced that it would extend the redemption period of its publicly traded warrants to April 29, 2004. During that period, each warrant continued to be exercisable for three shares of common stock (one share of common stock plus two additional shares as a stock dividend) at $9.53 per warrant. After that time the warrants were no longer exercisable, and holders had the right to receive only the redemption price of $0.25 per TASER warrant. On April 29, 2004, four public warrants remained unexercised.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion of the results of operations and analysis of financial condition for the three months ended March 31, 2004 and March 31, 2003. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition or Plan of Operation section contained in the Company’s Annual Report on Form 10-KSB, filed on March 4, 2004.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements relate to, among other things: expected revenue and earnings growth; estimates regarding the size of our target markets; successful penetration of the law enforcement market; expansion of product sales to the private security, military and consumer self-defense markets; growth expectations for new and existing accounts; expansion of production capability; new product introductions; and our business model. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; establishment and expansion of our direct and indirect distribution channels; attracting and retaining the endorsement of key opinion-leaders in the law enforcement community; the level of product technology and price competition for our products; the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; potential delays in international and domestic orders; implementation risks of manufacturing automation; risks associated with rapid technological change; execution and implementation risks of new technology; new product introduction risks; ramping manufacturing production to meet demand; litigation resulting from alleged product related injuries; media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this could have on sales; product quality risks; potential fluctuations in quarterly operating results; competition; financial and budgetary constraints of prospects and customers; dependence upon sole and limited source suppliers; fluctuations in component pricing; risks of governmental regulations; dependence upon key employees; employee retention risks; and other factors detailed in the Company’s filings with the Securities and Exchange Commission.

Critical Accounting Policies

The Company has identified the following policies as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout the Management’s Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

•	Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We recognize revenues when pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and collectability is reasonably assured. We charge certain of our customers shipping fees, which are recorded as a component of net sales. The Company records training revenue as the service is provided.

•	Warranty Costs. We warrant our products from manufacturing defects for a period of one year after purchase and replace any defective unit after the warranty period with a new one for a fee. The Company tracks historical data related to returns and related warranty costs on a quarterly basis and as of March 31, 2004 and December 31, 2003, had accrued warranty costs of $580,080 and $312,934 respectively.

•	Inventory. Our inventory balance includes the application of overhead expenditures. This calculation is based upon the standard manufacturing costs for each sub assembly and finished product in inventory at the period end, and includes allocations for indirect manufacturing, manufacturing overhead expenditures and engineering expenses incurred during the period.

•	Concentration of Credit Risk and Major Customers. Financial instruments that potentially subject us to concentrations of credit risk include accounts receivable. Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts.

RESULTS OF OPERATIONS

Overview

The first three months of 2004 resulted in significant growth and earnings for the Company. During the first quarter of 2004, the Company’s sales force received a record number of new orders totaling $13.1 million for the period. These sales included the full deployments, or one TASER brand weapon for each line level officer in 125 departments across the country, and the expansion of TASER X26 sales to more than 1500 agencies, after only seven months of actual product sales. This brings our total number of full deployments of TASER weapons to 631 agencies. During the quarter, we also saw an increase in cartridge sales, which we attribute to department re-orders for both deployment and training purposes.

Although the Company continued to increase production of its new TASER X26 product during the first quarter of 2004, the product experienced a defect in its data recording feature which did not affect the operation of the product but nevertheless required a temporary suspension of shipments for approximately three weeks during the quarter. The resolution of this software problem required the reprogramming of more than 4,000 weapons and 15,000 battery packs at the factory and preparation for field upgrades for more than 12,000 weapons that had already been shipped in previous periods. The cost to repair the software and upgrade the weapons in house was expensed in the quarter through cost of goods sold. In addition, the Company accrued approximately $41,000 of additional expense through a warranty accrual to retrofit the remaining units in the field.

During the first quarter of 2004, the Company also announced progress on the next generation TASER weapon platform. This was the introduction of the XREP ™, or Extended Range Electronic Projectile. This product was the collaborative efforts of the grant funding from the Office of Naval Research and the work of TASER engineers to address the market request for a longer range weapon system. The Company announced that although it is currently expending research and development funding on the project, it is not estimated for completion and product launch until 2005 or later. Also announced, was the ongoing development of a consumer version of the current TASER X26 that should begin shipping in late 2004.

Also during the first quarter of 2004, the Board of Directors announced a 3-for-1 stock split which became effective on February 11, 2004. This split was designed to increase the number of shares available to the public market, and reduce the share price in an effort to expand the shareholder base and to reduce volatility. In addition, a second, 2-for-1 split was announced in April 2004, which became effective on April 29, 2004. The financial statements included in this filing have been affected for both stock splits.

THREE MONTHS ENDED MARCH 31, 2004

Net sales. Net sales increased by $9.7 million, or 286.2%, to $13.1 million for the three months ended March 31, 2004 compared to $3.4 million for the three months ended March 31, 2003. The increase in sales was due to the sales of the new TASER X26 to U.S. law enforcement distributors and law enforcement agencies around the world. This weapon system began shipping in the third quarter of 2003, and has represented the majority of TASER sales since its introduction. Specifically, the TASER X26 sales represented $8.8 million of the Company’s sales in the first quarter of 2004. ADVANCED TASER sales decreased by $566,000 in the first three months of 2004. This decline was primarily due to the upgrade from many existing agencies from the ADVANCED TASER M26 to the newly introduced TASER X26. AIR TASER sales decreased by $78,000 to $57,000 in the three months ended March 31, 2004, compared to $135,000 for the three months ended March 31, 2003.

For the three months ended March 31, 2004 and 2003, sales by product line were as follows:

Sales by Product Line:	March 31, 2004	March 31, 2003
TASER X26	$8,786,978	$—
ADVANCED TASER	1,339,625	1,905,709
AIR TASER	57,238	135,272
Single Cartridges	2,845,812	1,323,910
Research Funding	—	10,266
Other	106,900	26,475

Total	$13,136,553	$3,401,632

Cost of products sold. Cost of products sold increased by approximately $2.9 million, or 185.1%, to $4.5 million in the three months ended March 31, 2004 compared to $1.6 million in the three months ended March 31, 2003. As a percentage of net sales, cost of products sold decreased 12.3% to 34.5% for the three months ended March 31, 2004 from 46.8% for the three months ended March 31, 2003. The decrease in cost of products sold as a percentage of sales was a result of increased sales of the higher margin TASER X26, partially offset by higher indirect manufacturing expenses associated with internal rework, warranty reserves, scrap allowances, indirect salaries, and engineering costs. The costs of this rework coupled with a plastic issue detected in the Company’s heavy penetrating cartridge resulted in $267,000 of expected scrap costs recognized through a warranty reserve in the first quarter of 2003. Indirect salaries in both engineering and manufacturing overhead department also increased approximately $213,000 as a result of employees added in the first quarter of 2004.

Gross Margins. Gross margins increased by $6.8 million or 375.7%, to $8.6 million in the three months ended March 31, 2004 compared to $1.8 million in the three months ended March 31, 2003. This increase was due to the increased sales volume of higher margin TASER X26, offset by an increase in indirect manufacturing expenses in the first quarter of 2003.

Sales, general and administrative expenses. Sales, general and administrative expenses increased by $1.2 million, or 93.3%, to $2.6 million in the three months ended March 31, 2004 compared to $1.3 million in the three months ended March 31, 2003. As a percentage of net sales, sales, general and administrative expenses decreased by 19.5% to 19.6% in the first quarter of 2004 compared to 39.1% for the same period in 2003. The net decrease in sales, general and administrative expenses as a percentage of sales in 2004 versus 2003 was a result of increased unit sales volume, offset by increases in salaries, insurance expense, securities’ registration fees, advertising, and TASER training programs used to market the TASER brand weapons within the law enforcement community.

Research and development expenses increased by $192,000, or 254.0% to $267,000 in the three months ended March 31, 2004 compared to the $75,000 reported in the same three month period of 2003. This increase in research and development expense was the result of software upgrades for the TASER X26 product line coupled with initial prototype phase of the new projectile weapon platform.

Interest Income. Interest income increased $32,000 to $40,000 in the three months ended March 31, 2004 as compared with $8,000 earned in the same period of 2003. This increase in income was the result of higher cash reserves invested in liquid accounts. The increase in cash balances during the first quarter of 2004 is also the result of the $3.7 million generated by operations, coupled with more than $2.2 million provided by the exercise of public warrants, and $3.6 million of cash provided by the exercise of employee stock options during the period, offset by the purchase of $503,000 of property and equipment.

Interest Expense. Interest expense decreased by $2,200 to $900 in the three months ended March 31, 2004 from $3,100 in the three months ended March 31, 2003. This decrease was the result of retiring debt through the use of available cash.

Income Taxes. The Company recognizes a quarterly provision for corporate income taxes equal to 38.8% of pre-tax earnings. The amount of this provision represents the expected effective rate for 2004. As of March 31, 2004, the Company accrued $2.3 million for income taxes, compared with $178,000 accrued for the three months ended March 31, 2003.

Net Income. Net income increased $3.3 million to $3.5 million in the three months ended March 31, 2004 compared to net income of $229,000 in the three months ended March 31, 2003. The increase in net income over the prior three-month period was the result of increased sales volume, offset by increases in indirect manufacturing expenses as well as increased selling, general and administrative expenses.

The weighted average basic net income per share, as adjusted for both the 3-for-1 split in February and the subsequent 2-for-1 split effective on April 29, 2004, for the three months ended March 31, 2004 was $0.14 compared to basic income per share of $0.01 in the comparable prior period during which there were 9,461,226 fewer shares outstanding. The post split weighted average diluted net income per share for the three months ended March 31, 2004 was $0.12 compared to diluted income per share of $0.01 for the corresponding period in 2003 in which there were 12,390,742 fewer shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. As of March 31, 2004, we had working capital of $33.9 million compared to working capital of $22.4 million at December 31, 2003. The improvement in working capital during the three months ended March 31, 2004 was the result of increased cash, accounts receivable generated through increased revenue, and the decrease in short term debt.

In the three months ended March 31, 2004, the Company generated $3.7 million of cash in operations compared to $183,000 of cash used in operations for the three months ended March 31, 2003. The increase in cash provided was primarily the result of increases in net income, warranty reserves, compensatory stock options, and the tax benefit realized through the exercise and subsequent sale of stock obtained through the exercise of employee stock options. This increase was offset by the increases in inventory and accounts receivable resulting from large orders shipped in March 2004.

The Company used $503,000 of cash in investing activities during the three months ended March 31, 2004, compared to $158,000 used in the same period in 2003. The increase in funds used in 2004 was primarily the result of costs associated with the design of the Company’s new manufacturing facility to begin construction in May, 2004 and additional production tooling purchased to manufacture the Company’s new X26 weapon.

The Company also generated $5.6 million in financing activities during the three months ended March 31, 2004, as compared with $393,000 used in financing activities for the three months ended March 31, 2003. Of the $5.6 million generated in the first quarter of 2004, $2.2 million was derived through the exercise of the publicly traded warrants which were set to be redeemed by the Company on or before April 29, 2004. In addition $3.6 million of cash was generated through the exercise and sale of employee stock options.

Capital Resources. On March 31, 2004, we had cash of $24.7 million and less than $13,000 of capital lease obligations outstanding. Additionally, the Company generated net income of $3.6 million in the first quarter of 2004, with an expectation of remaining profitable for the year. We believe after payment of debt and accounts payable outstanding as of March 31, 2004, our monthly cash flow from operations will be more than adequate to cover monthly obligations.

In addition, the Company has a revolving line of credit from a domestic bank with total availability of $2.5 million. The line is secured by substantially all of the Company’s assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 2.5% to prime. The line of credit matures on May 31, 2004 and requires monthly payments of interest only. There was no outstanding balance under the line of credit at March 31, 2004, and $2.5 million was available for future borrowings. The Company is currently evaluating its future line of credit requirements.

The Company anticipates that cash generated from operations, available borrowings under its line of credit and the $24.7 million of cash available at March 31, 2004 will be adequate to fund operations in 2004. However, should our marketing efforts abroad result in a large full scale deployment, or if during 2004 we are successful in adding large US Military orders to our revenue base, we may require additional resources to expedite manufacturing in order to meet possible demand for our weapons as early as the fourth quarter of 2004. We believe funding will be available at terms favorable to us.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s President and the Chief Executive Officer and the Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at March 31, 2004 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2000, Thomas N. Hennigan, a distributor of our products from late 1997 through early 2000, sued us in the United States District Court, Southern District of New York. We had previously sued him in February of that year but had not served him. After the New York case was dismissed in February 2001 for lack of personal jurisdiction, Mr. Hennigan brought a counterclaim in the United States District Court for the District of Arizona. Mr. Hennigan claims the exclusive right to sell our products to many of the largest law enforcement, corrections, and military agencies in the United States. He seeks monetary damages that may amount to as much as $400 million against us allegedly arising in connection with his service to us as a distributor. His claims rest on theories of our failure to pay commissions, breach of contract, promissory estoppel, breach of fiduciary duty, and on related theories. No written contract was ever signed with Mr. Hennigan. We also believe that he has no reasonable basis for claims based on informal or implied contractual rights and will be unable to prove his damages with reasonable certainty. As a result, we believe his claims are without merit, and that this litigation will have no material adverse affect on our business, operating results or financial condition. Mr. Hennigan died in April 2001 and the case is now being prosecuted by his estate. On May 24, 2002, H.A. Russell was permitted to proceed as an additional defendant-counterclaimant. The Company filed various motions in November 2002 for partial summary judgment including one to dismiss his claims. On September 30, 2003, the Court issued an order granting the Company’s motion for partial summary judgment to dismiss Mr. Russell’s claims and struck Hennigan’s jury demand. On April 14, 2004, the Court issued an opinion partially granting the Company’s motion for partial summary judgment on certain joint venture, post-termination, post-death and exclusivity claims. Discovery is not complete and no depositions of third-parties have been taken. No trial date has been set. We believe the claims against the Company are without merit and that the litigation will have no material adverse effect on the Company’s business, financial condition or results of operations.

In April 2001, James F. McNulty Jr. sued us in the United States District Court, Central District of California. The lawsuit alleges that certain technology used in the firing mechanism for our weapons infringes upon a patent for which Mr. McNulty holds a license, and seeks injunctive relief and unspecified monetary damages. In February 2002, we won a motion for summary judgement that limits Mr. McNulty’s right to sue for damages only to dates after February 2001. On July 29, 2002, we again won a motion for summary judgement in which the Court ruled that no product manufactured by the Company infringed the claims of the patent licensed by McNulty. We were notified in August 2002 that the plaintiff filed an appeal with the Court. In a recent ruling based on Mr. McNulty’s inability to procure a complete trial transcript, the Court ordered Mr. McNulty to file his appeal brief within 21 days of his receipt of a complete trial transcript. Mr. McNulty received the complete trial transcript on January 15, 2004 and filed his appeal brief around January 26, 2004. We filed an opposing brief on April 19, 2004 and Mr. McNulty will then have a fourteen day period to file a reply brief. No date has yet been set for oral argument before a three-judge panel of the Court of Appeals for the Federal Circuit. Based upon the original decision by the trial court, we believe that Mr. McNulty’s appeal is without merit and that the litigation will have no material adverse effect on the Company’s business, financial condition or results of operations.

On April 11, 2003 Esequiel Alvarado and Judith Medina sued the City of Los Angeles, Los Angeles Police Department and Officers Roca and Platzer, and the Company in the Superior Court of the State of California, County of Los Angeles, Central District, claiming that their son, Eduardo Alvarado, died as a result of being shot with the TASER conducted energy weapon. The plaintiff’s seek unspecified monetary damages. The autopsy report indicates that the probable cause of Mr. Alvarado’s death was “...methamphetamine intoxication and cocaine use...”. The Plaintiff’s changed attorneys in January 2004 and discovery is proceeding. Mr. Alvarado’s minor child filed a motion to file a complaint as an additional plaintiff and on April 26, 2004 the Company was served with a complaint by Steven Jimenez, his minor child. A trial date has not yet been set. The defense of this litigation has been submitted to our insurance carrier. We believe the plaintiff’s claims are without merit and that this litigation will have no material adverse affect on our business, operating results or financial condition.

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

In June 2003 the City of Madera filed a complaint against the Company in Superior Court of the State of California, County of Madera. The City of Madera is a defendant in litigation brought by the estate of Everardo Torres who was killed by a Madera Police Officer who shot him with her police service pistol. The City of Madera claims that the police officer mistakenly used her police service firearm when she thought she was using her TASER M26 conducted energy weapon and that the Company is responsible for this shooting death. This case is in the discovery phase and a trial date has not been set. We believe the plaintiff’s claims are without merit and that this litigation will have no material adverse affect on our business, operating results or financial condition. The defense of this litigation has been submitted to our insurance carrier.

In November 2003 Samuel Powers served a complaint against the Company in Superior Court for the State of Arizona alleging that he injured his shoulder during a TASER training session. This case is in the discovery phase and a trial date has not been set. We believe the plaintiff’s claims are without merit and that this litigation will have no material adverse affect on our business, operating results or financial condition or results of operations. The defense of this litigation has been submitted to our insurance carrier.

In March 2004 Vincent Del’Ostia, as the personal representative of the estate of Vincent Del’Ostia, served a complaint against the Company in United States Distict Court for the Southern District of Florida alleging that Vincent Del’Ostia died while in police custody after being subdued with a TASER device while fighting with police. When the TASER device was turned off he ripped the TASER probes from his chest, continued to fight with the police and died later. Tests have revealed that Del’Ostia had illegal drugs in his system and that he died from causes unrelated to the TASER device. The Broward County Medical Examiner’s Office has determined that the TASER device did not contribute to Del’Ostia’s death. This case is in the discovery phase and a trial date has not been set. We believe the plaintiff’s claims are without merit and that this litigation will have no material adverse affect on our business, operating results or financial condition. The defense of this litigation has been submitted to our insurance carrier.

In April 2004 the Company filed a patent infringement lawsuit against ALS Technologies, Inc. based on claims made by ALS Technologies, Inc. that they had developed and were offering for sale a self-contained conducted energy weapon that violates the Company’s patents. After service of the summons and complaint, ALS represented that they no longer are selling in the marketplace this device and based on those representations, the Company has filed a dismissal of this lawsuit without prejudice. This dismissal without prejudice allows the Company to re-file this patent infringement lawsuit in the event that ALS Technologies, Inc. should ever try to sell this device in the marketplace. We believe that this litigation will have no material adverse affect on our business, operating results or financial condition. The Company will continue to vigorously enforce its intellectual property rights.

In April 2004 the Company filed a patent infringement lawsuit against Electronic Defense Technology, LLC based on advertisements made by Electronic Defense Technology, LLC that they had developed and are offering for sale a conducted energy weapon called the Powertron that violates the Company’s patents. After service of the summons and complaint, Electronic Defense Technology, LLC represented that the Powertron is not currently for sale in the marketplace and based on those representations, the Company has filed a dismissal of this lawsuit without prejudice. This dismissal without prejudice allows the Company to re-file this patent infringement lawsuit in the event that Electronic Defense Technology, LLC should ever try to sell this device in the marketplace. We believe that this litigation will have no material adverse affect on our business, operating results or financial condition. The Company will continue to vigorously enforce its intellectual property rights.

In April 2004 the Company filed a patent infringement lawsuit against Applied Tactical Technologies, Inc. and John Parmerton, its president, based on advertisements made by Defendants that they had developed and are offering for sale a self-contained conducted energy weapon called the LEMDIN Projectile that violates the Company’s patents. The complaint filed in this lawsuit also includes claims of trademark infringement, counterfeiting, unfair competition, defamation, invasion of privacy and trade libel. We believe that this litigation will have no material adverse affect on our business, operating results or financial condition. The Company will continue to vigorously enforce its intellectual property rights.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Verify post split

The Company held its annual meeting of shareholders on April 29, 2004. Voting common shareholders took the following actions at the meeting:

1.	The shareholders elected the following nominees to the Company’s Board of Directors to serve until May 1, 2007, or until their successors are elected and qualified:

Name	Shares Voted for	Shares Witheld	Shares Abstaining	Broker Non-votes
Phillips W. Smith Class C (three year term)	26,316,938	0	165,382	0
Bruce R. Culver Class C (three year term)	26,314,578	0	167,742	0

Other directors whose term of office as a director continued after the meeting are as follows: Thomas P. Smith, Patrick W. Smith, Bernard B. Kerik, and Mark W. Kroll.

2.	The shareholders approved the 2004 Stock Option Plan by the affirmative vote of 6,673,240 shares, with 1,037,906 shares voting against ratification and 67,412 shares abstaining. There were 18,703,762 broker non-votes with respect to this proposition.

3.	The shareholders approved the 2004 Outside Directors Stock Option Plan by the affirmative vote of 6,702,916 shares, with 978,574 shares voting against ratification and 97,268 shares abstaining. There were 18,703,762 broker non-votes with respect to this proposition.

4.	The shareholders approved the Audit Committee’s selection of auditors for fiscal 2004 by the affirmative vote of 26,286,872 shares, with 162,140 shares voting against ratification and 33,308 shares abstaining. There were no broker non-votes with respect to this proposition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On January 23, 2004 the Company filed a Current Report on Form 8-K attaching as an exhibit a press release announcing a 3-for-1 stock split.

On February 2, 2004 the Company filed a Current Report on Form 8-K attaching as an exhibit a press release disclosing its earnings for the fourth quarter of 2003.

On February 6, 2004 the Company filed a Current Report on Form 8-K attaching as an exhibit a press release announcing the redemption of the public warrants to purchase common stock.

On April 16, 2004 the Company filed a Current Report on Form 8-K attaching as an exhibit a press release announcing a 2-for-1 stock split and responding to CBS Evening News report.

Subsequent to the end of the period, on April 20, 2004, the Company filed a Current Report on Form 8-K attaching as an exhibit a press release disclosing its earnings for the first quarter of 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC. (Registrant)

Date: May 10, 2004	/s/ Patrick W. Smith

Patrick W. Smith,
Chief Executive Officer
(Principal Executive Officer)
Date: May 10, 2004	/s/ Kathleen C. Hanrahan

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