Form 10QSB/A
period 2004-03-31
TASER INTERNATIONAL INC
filed 2004-07-20
CIK 1069183

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB/A

(Amendment No. 1)

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

TASER INTERNATIONAL, INC.
QUARTERLY REPORT AMENDMENT NO. 1 TO FORM 10-QSB/A
FOR THE THREE MONTHS ENDED MARCH 31, 2004

1.1.1.A EXPLANATORY NOTE

This amendment No. 1 on Form 10-QSB/A is being filed to give effect to the restatement of the Company’s unaudited interim financial statements as of and for the three months ended March 31, 2004 as discussed in Note 13 to the unaudited interim financial statements.

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TASER INTERNATIONAL, INC.

BALANCE SHEETS (Unaudited)
March 31, 2004 and December 31, 2003

	March 31, 2004
	(As restated see	December 31,
	Note 13)	2003
Assets
Current Assets:
Cash and cash equivalents	$24,703,631	$15,878,326
Accounts receivable, net of allowance	7,567,390	5,404,333
Inventory	3,900,392	3,125,974
Prepaid expenses	474,800	536,815
Income tax receivable	292,321	292,321
Deferred income tax asset	7,765,625	1,137,196

Total Current Assets	44,704,159	26,374,965
Property and Equipment, net	4,337,846	3,946,881
Intangible assets	1,113,063	1,122,844

Total Assets	$50,155,068	$31,444,690

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	—	250,000
Current portion of capital lease obligations	11,436	15,223
Accounts payable and accrued liabilities	3,937,736	3,522,439
Customer deposits	109,496	185,802

Total Current Liabilities	4,058,668	3,973,464
Capital Lease Obligations, net of current portion	1,140	3,655
Deferred Income Tax Liability	43,652	40,121

Total Liabilities	4,103,460	4,017,240

Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common Stock, $0.00001 par value per share; 50 million shares authorized; 28,495,612 and 25,349,412 shares issued and outstanding at March 31, 2004 and December 31, 2003	285	253
Additional paid-in capital	37,322,675	22,249,575
Retained Earnings	8,728,648	5,177,622

Total Stockholders’ Equity	46,051,608	27,427,450

Total Liabilities and Stockholders’ Equity	$50,155,068	$31,444,690

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

	Three Months Ended
	March 31, 2004
	(As restated see
	Note 13)	March 31, 2003
Cash Flows from Operating Activities:
Net income	$3,551,039	$229,018
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	121,700	81,706
Provision for doubtful accounts	40,082	—
Provision for warranty	267,146	26,850
Compensatory stock options and warrants	326,159	4,749
Deferred income taxes	594,554	21,000
Stock option tax benefit	1,661,446	—
Change in assets and liabilities:
Accounts receivable	(2,203,138)	(697,948)
Inventory	(774,418)	246,699
Prepaids and other	62,014	(11,926)
Income tax receivable	—	(22,182)
Accounts payable and accrued liabilities	148,138	(59,448)
Customer deposits	(76,306)	(1,539)

Net cash provided by (used in) operating activities	3,718,416	(183,021)
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(502,884)	(158,349)

Net cash used in investing activities	(502,884)	(158,349)
Cash Flows from Financing Activities:
Payments under capital leases	(6,302)	(9,638)
Payments on notes payable	(250,000)	—
Payments on revolving line of credit	—	(385,000)
Proceeds from warrants exercised	2,242,952	1,833
Proceeds from options exercised	3,623,123	—

Net cash provided by (used in) financing activities	$5,609,773	$(392,805)

Net Increase (Decrease) in Cash and Cash Equivalents	$8,825,305	$(734,175)

Cash and Cash Equivalents, beginning of period	$15,878,326	$3,576,937

Cash and Cash Equivalents, end of period	$24,703,631	$2,842,762

Supplemental Disclosure:
Cash paid for interest	$918	$3,047
Non Cash Transactions-
Increase to deferred tax asset related to shares of stock obtained from the exercise of stock options (with a related increase to additional paid in capital of $8,880,898)	7,219,452	—

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

NOTE 3 —INTANGIBLE ASSETS

The Company values intangible assets as the net of the purchase prices less amortization. Amortization is calculated using the useful life of the asset acquired. As of March 31, 2004, the components of net intangible assets were as follows:

	Useful		Accumulated
Asset	Life	Purchase Price	Amortization	Net Value
TASER.com Domain Name	5 Years	$60,000	$35,000	$25,000
Patents on TASER Products	6.5 Years	$128,360	$21,690	$106,670
Patents Pending	TBD	$36,750	—	36,750
Non-compete agreement	7 Years	$50,000	5,357	44,643
TASER Trademark	Indefinite	$900,000	$—	$900,000

Total		$1,175,110	$62,047	$1,113,063

As of March 31, 2003, the components of net intangible assets were as follows:

	Useful		Accumulated
Asset	Life	Purchase Price	Amortization	Net Value
TASER.com Domain Name	5 Years	$60,000	$23,000	$37,000
U.S. Patent #5,078,117	6.5 Years	$50,000	$5,770	$44,230
TASER Trademark	5 Years	$25,000	$10,833	$14,167

Total		$135,000	$39,603	$95,397

The aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Asset	2004	2005	2006	2007	2008
TASER.com Domain Name	$12,000	$12,000	$4,000	$—	$—
Patents on TASER Products	$19,982	$19,982	$19,982	$19,982	$19,982
Patents Pending	$—	$—	$—	$—	$—
Non-compete agreement	$7,143	$7,143	$7,143	$7,143	$7,143
TASER Trademark	$—	$—	$—	$—	$—

Total	$39,125	$39,125	$31,125	$27,125	$27,125

NOTE 4 —INVENTORIES

The inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out (FIFO) method.

	March 31, 2004	December 31, 2003
Raw materials and work-in-process	$2,339,617	$2,294,465
Finished goods	1,560,775	831,509

Total	$3,900,392	$3,125,974

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

NOTE 6 – INCOME TAXES

The deferred income tax asset at March 31, 2004 is comprised primarily of the income tax benefit related to the compensation expense the Company obtains, for income tax purposes, when employees exercise stock options and sell the underlying stock. For the three months ended March 31, 2004, the Company recognized tax benefits related to these stock transactions totaling $8,880,898, of which $1,661,446 was used to offset federal income taxes otherwise payable, and $7,219,452 has been recorded as a deferred tax asset. The total tax benefit of $8,880,898 has been credited to additional paid-in capital. Additionally, warranty and inventory reserves, accrued vacation and other items have contributed to the deferred income tax asset. Statement of Financial Accounting Standards (“SFAS”) No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax asset may not be realized. The Company has determined that no such valuation allowance is necessary.

NOTE 7 – STOCK OPTIONS

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

NOTE 8 – WARRANTY

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

The following summarizes the warranty activity for the three months ended March 31, 2004 and 2003:

Warranty				Warranty
Reserve		Increase to	Adjustments	Reserve
December 31,	Use of	the	to	March 31,
2002	Reserve	Reserve	the Reserve	2003
$60,000	$0	$26,725	$0	$86,725

Warranty				Warranty
Reserve		Increase to	Adjustments	Reserve
December 31,	Use of	the	to	March 31,
2003	Reserve	Reserve	the Reserve	2004
$312,934	$0	$267,146	$0	$580,080

NOTE 9 – LINE OF CREDIT

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

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 11 – STOCKHOLDERS’ EQUITY

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

NOTE 12 – LEGAL PROCEEDINGS

From time to time the Company is involved in certain legal actions or claims arising in the normal course of business. There have been no significant changes in the status of pending litigation, except for the dismissal of the Company with prejudice from the Vincent Del’Ostia litigation in United States District Court for the Southern District of Florida and also judgment was entered in favor of the Company in the McNulty appeal to the Court of Appeals for the Federal Circuit. Management is of the opinion that it maintains adequate insurance and that such matters will be resolved without a material effect on the Company’s financial condition or results of operations.

NOTE 13 – RESTATEMENT

Subsequent to the issuance of the Company’s unaudited consolidated financial statements for the quarter ended March 31, 2004, the Company discovered an error in the calculation of the deferred tax benefit derived from employees’ sale of stock obtained via the exercise of non-qualified stock options. The tax benefit from employees’ sale of stock from the exercise of stock options had previously been calculated as $2,112,116. The corrected benefit is $8,880,898. The Company also made a reclassification between deferred income tax assets and income tax receivable. There was no impact on the Company’s results of operations, including net income or earnings per share. A summary of the affects of the restatement is as follows:

	March 31, 2004
	As Previously
	Reported	As Restated
Income tax receivable	$481,422	$292,321
Deferred income tax asset	807,742	7,765,625
Total current assets	37,935,377	44,704,159
Total assets	43,386,286	50,155,068
Additional paid-in capital	30,553,893	37,322,675
Total stockholder’s equity	39,282,826	46,051,608
Total liabilities and stockholder’s equity	43,386,286	50,155,068

On the Statement of Cash Flows the impact of the restatement is as follows:

	March 31, 2004
	As Previously
	Reported	As Restated
Deferred income taxes	$332,985	$594,554
Stock option tax benefit	2,112,116	1,661,446
Income tax receivable	(189,101)	0

Additionally, the Company added Note 6—Income Taxes and the non-cash transaction information on the statement of cash flows of $7,219,452 to provide additional disclosures related to the deferred income tax asset recorded from the employees exercising stock options and an increase to additional paid in capital of $8,880,898 from the same transactions.

Note 12—Legal Proceedings, includes additional disclosure relating to changes in the status of litigation.

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

As discussed in Note 13 to the financial statements, the Company’s March 31, 2004 financial statements have been restated. The accompanying Management’s Discussion and Analysis gives effect to that restatement.

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

Critical Accounting Policies

The Company has identified the following policies as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout the Management’s Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results. The preparation of this Quarterly Report on Form 10-QSB/A requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Cost of products sold. Cost of products sold increased by approximately $2.9 million, or 185.1%, to $4.5 million in the three months ended March 31, 2004 compared to $1.6 million in the three months ended March 31, 2003. As a percentage of net sales, cost of products sold decreased 12.3% to 34.5% for the three months ended March 31, 2004 from 46.8% for the three months ended March 31, 2003. The decrease in cost of products sold as a percentage of sales was a result of increased sales of the higher margin TASER X26, partially offset by higher indirect manufacturing expenses associated with internal rework, warranty reserves, scrap allowances, indirect salaries, and engineering costs. The costs of this rework coupled with a plastic issue detected in the Company’s heavy penetrating cartridge resulted in $267,000 of expected scrap costs recognized through a warranty reserve in the first quarter of 2004. Indirect salaries in both engineering and manufacturing overhead department also increased approximately $213,000 as a result of employees added in the first quarter of 2004.

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

Income Taxes. The Company recognizes a quarterly provision for corporate income taxes equal to 38.8% of pre-tax earnings. The amount of this provision represents the expected effective rate for 2004. As of March 31, 2004, the Company’s provision for income taxes was $2.3 million, compared with $178,000 for the three months ended March 31, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. As of March 31, 2004, we had working capital of $40.6 million compared to working capital of $22.4 million at December 31, 2003. The improvement in working capital during the three months ended March 31, 2004 was the result of increased cash, accounts receivable generated through increased revenue, and the decrease in short term debt.

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

ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedure as of March 31, 2004. Based upon this evaluation, except as noted herein our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for the recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In light of our determination in June 2004 that it was necessary to restate our previously filed financial statements for the three-month period ended March 31, 2004, our management took steps to enhance the operation and effectiveness of our internal controls and procedures to ensure that we apply the proper accounting treatment to our income tax transactions.

Other than as described above, such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is involved in certain legal actions or claims arising in the normal course of business. There have been no significant changes in the status of pending litigation from that disclosed in the Annual Report on Form 10-K for the year ended December 31, 2003, except for the dismissal of the Company with prejudice from the Vincent Del’Ostia, litigation in United States District Court for the Southern District of Florida and also judgment was entered in favor of the Company in the McNulty appeal to the Court of Appeals for the Federal Circuit. The following is a description of such legal actions or claims.

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

In March 2004 Vincent Del’Ostia, as the personal representative of the estate of Vincent Del’Ostia, served a complaint against the Company in United States District Court for the Southern District of Florida alleging that Vincent Del’Ostia died while in police custody after being subdued with a TASER device while fighting with police. When the TASER device was turned off he ripped the TASER probes from his chest, continued to fight with the police and died later. Tests have revealed that Del’Ostia had illegal drugs in his system and that he died from causes unrelated to the TASER device. The Broward County Medical Examiner’s Office has determined that the TASER device did not contribute to Del’Ostia’s death. This case is in the discovery phase and a trial date has not been set. We believe the plaintiff’s claims are without merit and that this litigation will have no material adverse affect on our business, operating results or financial condition. The defense of this litigation has been submitted to our insurance carrier.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on April 29, 2004. Voting common shareholders took the following actions at the meeting:

1.	The shareholders elected the following nominees to the Company’s Board of Directors to serve until May 1, 2007, or until their successors are elected and qualified:

		Shares	Shares	Broker
Name	Shares Voted for	Witheld	Abstaining	Non-votes
Phillips W. Smith Class C (three year term) Bruce R. Culver Class C (three year term)	26,316,938 26,314,578	0 0	165,382 167,742	0 0

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report on Form 10-QSB/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.
(Registrant)

Date: July 20, 2004	/s/ Patrick W. Smith

Patrick W. Smith,
Chief Executive Officer
(Principal Executive Officer)
Date: July 20, 2004	/s/ Daniel M. Behrendt

Daniel M. Behrendt
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