Form 10QSB
period 2004-06-30
TASER INTERNATIONAL INC
filed 2004-08-16
CIK 1069183

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

(480) 991-0797
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (  )

There were 28,925,912 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of June 30, 2004.

Transitional Small Business Disclosure Format: Yes (  ) No (X)

TASER INTERNATIONAL, INC.
QUARTERLY REPORT - FORM 10-QSB
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TASER INTERNATIONAL, INC.

BALANCE SHEETS
June 30, 2004 and December 31, 2003 (Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$34,566,398	$15,878,326
Accounts receivable, net of allowance	6,635,023	5,404,333
Inventory	4,483,998	3,125,974
Prepaid expenses	511,552	536,815
Income tax receivable	28,295	292,321
Deferred income tax asset	7,592,354	1,137,196

Total Current Assets	53,817,620	26,374,965
Property and Equipment, net	5,792,871	3,946,881
Intangible assets	1,103,281	1,122,844

Total Assets	$60,713,772	$31,444,690

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable	$—	$250,000
Current portion of capital lease obligations	8,577	15,223
Accounts payable and accrued liabilities	5,113,968	3,522,439
Customer deposits	29,594	185,802

Total Current Liabilities	5,152,139	3,973,464
Capital Lease Obligations, net of current portion	1,417	3,655
Deferred Income Tax Liability	43,652	40,121

Total Liabilities	5,197,208	4,017,240

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common Stock, $0.00001 par value per share; 50 million shares authorized; 28,925,910 and 25,349,412 shares issued and outstanding at June 30, 2004 and December 31, 2003	289	253
Additional paid-in capital	42,297,195	22,249,575
Retained Earnings	13,219,080	5,177,622

Total Stockholders’ Equity	55,516,564	27,427,450

Total Liabilities and Stockholders’ Equity	$60,713,772	$31,444,690

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.

STATEMENTS OF INCOME
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Sales	16,322,007	$4,184,018	$29,458,561	$7,585,650
Cost of Products Sold:
Direct manufacturing expense	4,105,537	1,271,751	7,278,059	2,325,385
Indirect manufacturing expense	1,354,247	436,820	2,714,227	975,658

Total Cost of Sales	5,459,784	1,708,571	9,992,286	3,301,043
Gross Margin	10,862,223	2,475,447	19,466,275	4,284,607
Sales, general and administrative expenses	3,359,395	1,675,365	5,928,683	3,004,771
Research and development expenses	212,910	223,055	480,005	299,001

Income from Operations	7,289,918	577,027	13,057,587	980,835
Interest income	55,118	7,475	93,786	15,832
Interest expense	(392)	(1,798)	—	(4,953)
Other income (expense) net	5,788	(3,567)	6,085	(5,503)

Income before income taxes	7,350,432	579,137	13,157,458	986,211
Provision for income tax	2,860,000	232,078	5,116,000	410,134

Net Income	$4,490,432	$347,059	$8,041,458	$576,077

Net Income per common and common equivalent shares
Basic	$0.16	$0.02	$0.29	$0.03
Diluted	$0.14	$0.02	$0.26	$0.03
Weighted average number of common and common equivalent shares outstanding:
Basic	28,779,344	16,970,178	27,738,986	16,873,800
Diluted	32,218,763	21,424,866	31,256,904	21,328,482

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash Flows from Operating Activities:
Net income	$8,041,458	$576,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	255,364	173,728
Provision for doubtful accounts	90,000	—
Loss on disposition of assets	—	15,872
Provision for warranty	267,146	61,000
Compensatory stock options and warrants	625,704	10,072
Deferred income taxes	636,106	(65,259)
Stock option tax benefit	4,479,574	50,481
Change in assets and liabilities:
Accounts receivable	(1,320,690)	(1,150,535)
Inventory	(1,358,024)	277,789
Prepaids and other	25,263	(56,550)
Income tax receivable	264,026	74,952
Accounts payable and accrued liabilities	1,324,383	300,756
Customer deposits	(156,208)	79,030

Net cash provided by operating activities	13,174,102	347,413

Cash Flows from Investing activities:
Purchases of property and equipment, net	(2,081,791)	(367,996)
Purchases of intangible assets, net	—	(1,000,000)

Net cash used in investing activities	(2,081,791)	(1,367,996)

Cash Flows from Financing Activities:
Payments under capital leases	(8,884)	(17,972)
Payments on notes payable	(250,000)	500,000
Payments on revolving line of credit	—	(385,000)
Proceeds from warrants exercised	2,470,058	1,833
Proceeds from options exercised	5,384,587	27,978

Net cash provided by financing activities	7,595,761	126,839

Net Increase (Decrease) in Cash and Cash Equivalents	18,688,072	(893,744)
Cash and Cash Equivalents, beginning of period	15,878,326	3,576,937

Cash and Cash Equivalents, end of period	$34,566,398	$2,683,193

Supplemental Disclosure:
Cash paid for interest	$918	$4,708
Cash (refunded) paid for income taxes	$(264,026)	$202,410
Non Cash Transactions-
Increase to deferred tax asset related to shares of stock obtained from the exercise of stock options (with a related increase to additional paid in capital of $11,567,307)	$7,087,733

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 —GENERAL

The accompanying unaudited financial statements of TASER International, Inc. (the “Company”) include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of operating results, financial position and cash flows as of June 30, 2004 and June 30, 2003. They have been prepared in accordance with the instructions to Form 10-QSB and, accordingly, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

NOTE 2 —NET SALES

The components of net sales for the three and six months ended June 30, 2004 and 2003 are as follows:

	For the three months ended		For the six months ended
Sales by Product Line	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
TASER X26	$10,746,692	$—	$19,603,511	$—
ADVANCED TASER	1,590,601	4,088,043	3,043,160	7,317,659
AIR TASER	63,768	71,503	121,006	206,775
Single Cartridges	3,749,899	—	6,595,710	—
Research Funding	12,505	—	12,505	10,266
Other	158,542	24,472	82,669	50,950

Total	$16,322,007	$4,184,018	$29,458,561	$7,585,650

NOTE 3 —INTANGIBLE ASSETS

The Company values purchased intangible assets at cost less accumulated amortization. Amortization is calculated using the useful life of the asset acquired. As of June 30, 2004, the components of net intangible assets were as follows:

			Accumulated
Asset	Useful Life	Purchase Price	Amortization	Net Value
TASER.com Domain Name	5 Years	$60,000	$38,000	$22,000
U.S. Patents	6.5 to 14 Years	128,360	26,686	101,674
Patents Pending	TBD	36,750	—	36,750
Non Compete Agreement	7 Years	50,000	7,143	42,857
TASER Trademark	Indefinite	900,000	—	900,000

Total		$1,175,110	$71,829	$1,103,281

As of December 31, 2003, the components of net intangible assets were as follows:

			Accumulated
Asset	Useful Life	Purchase Price	Amortization	Net Value
TASER.com Domain Name	5 Years	$60,000	$32,000	$28,000
U.S. Patents	6.5 to 14 Years	128,360	16,695	111,665
Patents Pending	TBD	36,750	—	36,750
Non Compete Agreement	7 Years	50,000	3,571	46,429
TASER Trademark	Indefinite	900,000	—	900,000

Total		$1,175,110	$52,266	$1,122,844

The aggregate remaining amortization expense for each of the five succeeding fiscal years is as follows:

Asset	2004	2005	2006	2007	2008
TASER.com Domain Name	$6,000	$12,000	$4,000	$—	$—
U.S. Patents	9,991	19,982	19,982	19,982	19,982
Patents Pending	—	—	—	—	—
Non-compete agreement	3,572	7,143	7,143	7,143	7,143
TASER Trademark	—	—	—	—	—

Total	$19,563	$39,125	$31,125	$27,125	$27,125

     NOTE 4 – INVENTORIES

The inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out (FIFO) method.

	June 30, 2004	December 31, 2003
Raw materials and work-in-process	$2,615,967	$2,294,465
Finished goods	1,868,031	831,509

Total	$4,483,998	$3,125,974

NOTE 5 – EARNINGS PER SHARE

The following table reconciles average common shares outstanding – basic, to average common shares outstanding – diluted, that are used in the calculation of earnings per share.

	For the three months ended		For the six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Numerator for basic and diluted earnings per share:
Net Income	$4,490,432	$347,059	$8,041,458	$576,077

Denominator for basic earnings per share - weighted average shares:	28,779,344	16,970,178	27,738,986	16,873,800
Dilutive effect of shares issuable under stock options and warrants outstanding	3,439,419	4,454,688	3,517,918	4,454,682

Denominator for diluted earnings per share - adjusted weighted average shares	32,218,763	21,424,866	31,256,904	21,328,482

Basic earnings per share	$0.16	$0.02	$0.29	$0.03
Diluted earnings per share	$0.14	$0.02	$0.26	$0.03

NOTE 6 – INCOME TAXES

The deferred income tax asset at June 30, 2004 is comprised primarily of the income tax benefit related to the compensation expense the Company obtains, for income tax purposes, when employees exercise stock options and sell the underlying stock. For the six months ended June 30, 2004, the Company recognized tax benefits related to these stock transactions totaling $11,567,307, of which $4,479,574 was used to offset federal income taxes otherwise payable, and $7,087,733 has been recorded as a deferred tax asset. The total tax benefit of $11,567,307 has been credited to additional paid in capital. Additionally, warranty and inventory reserves, accrued vacation and other items have contributed to the deferred income tax asset. Statement of Financial Accounting Standards (“SFAS”) No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The Company has determined that no such valuation allowance is necessary.

NOTE 7 – STOCK OPTIONS

At June 30, 2004, the Company had two stock-based employee compensation plans, which are described more fully in Note 9 to the financial statements included in the Company’s Annual Report on Form 10-KSB as filed on March 4, 2004. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For purposes of this calculation the Company used a volitality of 103% and 95% for the six months ended June 30, 2004 and June 30, 2003, respectively, and a risk free rate in both years of 3%. The Company uses an expected life for options of one and one half to three years depending on the vesting period. The pro forma impact to net income from stock options is higher in 2004 than 2003 partially due to options granted in 2004 which vest over one year resulting in a more accelerated recognition of the option expense on a pro forma basis. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income as reported	$4,490,432	$347,059	$8,041,458	$576,077
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	2,238,628	348,870	2,755,605	542,237

Pro forma net income (loss)	$2,251,804	$(1,811)	$5,285,853	$33,840
Earnings (loss) per share:
Basic - as reported	$0.16	$0.02	$0.29	$0.03
Basic - pro forma	$0.08	$0.00	$0.19	$0.00
Diluted - as reported	$0.14	$0.02	$0.26	$0.03
Diluted - pro forma	$0.07	$0.00	$0.17	$0.00
Share Count - Basic	28,779,344	16,970,178	27,738,986	16,873,800
Share Count - Diluted	32,218,763	21,424,866	31,256,904	21,328,482

NOTE 8 – WARRANTY

We warrant our products from manufacturing defects for a period of one year after purchase and replace any defective unit after the warranty period with a new one for a fee.

The following summarizes the warranty activity for the six months ended June 30, 2004 and 2003:

Warranty Reserve	Decrease to	Increase to the	Warranty Reserve
December 31, 2002	Reserve	Reserve	June 30, 2003
$60,000	$—	$61,000	$121,000

Warranty Reserve	Decrease to	Increase to the	Warranty Reserve
December 31, 2003	Reserve	Reserve	June 30, 2004
$312,934	$(163,318)	$267,146	$416,762

NOTE 9 – LINE OF CREDIT

On July 13, 2004, the Company entered into a new line of credit agreement to replace an existing line. The new agreement has a total availability of $10 million. The line is secured primarily by the Company’s accounts receivable and inventory and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime. The availability under this line is computed on a monthly borrowing base. The line of credit matures on July 13, 2006 and requires monthly payments of interest only. At June 30, 2004, the available borrowing under the existing line of credit was $2.5 million, and there was no amount outstanding under the line of credit. There were no borrowings under the line during the six months ended June 30, 2004.

NOTE 10 – STOCKHOLDERS’ EQUITY

A. Common Stock

On January 26, 2004, the Company announced a stock dividend in the form of a three-for-one stock split. The effective date of the split was February 11, 2004.

On April 16, 2004, the Company announced a two-for-one stock split. The effective date of the split was April 29, 2004.

The number of shares, per share amounts, conversion amounts, conversion amounts and stock option and warrant data of the Company’s common stock have been retroactively restated for both stock splits, for all periods presented.

B. Warrants

On February 2, 2004, the Company announced that it had achieved the basic net income per share requirements to redeem the remaining public warrants, and gave formal written notice to all remaining public warrant holders that it would call the warrants at the redemption price of $0.25 per warrant if not redeemed prior to April 29, 2004.

On March 30, 2004, the Company announced that it would extend the redemption period of its publicly traded warrants to April 29, 2004. During that period, each warrant continued to be exercisable for three shares of common stock (one share of common stock plus two additional shares as a stock dividend) at $9.53 per warrant. The warrant exercise price of $9.53 is the pre-split price; although the price of the warrants was not affected by the stock splits, the underlying number of shares was affected. The result was that each warrant became convertable into one share of common stock and an additional five shares as a stock dividend. After that time, the warrants were no longer exercisable, and holders had the right to receive only the redemption price of $0.25 per TASER warrant. On April 29, 2004, four public warrants remained unexercised.

NOTE 11 – LEGAL PROCEEDINGS

From time to time the Company is involved in certain legal actions or claims arising in the normal course of business. There have been no significant changes in the status of pending litigation from that disclosed in the Annual Report on Form 10-KSB for the year ended December 31, 2003, except for the dismissal of the Company with prejudice from the Vincent Del’Ostia litigation in the United States District Court for the Southern District of Florida and the entry of a judgment in favor of the Company in the McNulty appeal to the Court of Appeals for the Federal Circuit. In addition, a claim was filed against the Company by Nick Kerchoff alleging that he was injured during a training exercise conducted by his employer. Management is of the opinion that it maintains adequate insurance to cover these claims and that such matters will be resolved without a material effect on the Company’s financial condition or results from operations.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company occasionally charters an aircraft for business travel from Four Futures Corporation, which is wholly owned by Thomas P. Smith, President of Taser International, Inc., and his family. For the three months ended June 30, 2004, the Company paid $76,421 to Four Futures Corporation. For the six months ended June 30, 2004, the Company paid $80,877 to Four Futures Corporation. The Company believes that the rates charged by Four Futures Corporation are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion of the results of operations and analysis of financial condition for the three months and six months ended June 30, 2004 and June 30, 2003. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition or Plan of Operation section contained in the Company’s Annual Report on Form 10-KSB for 2003, filed on March 4, 2004.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements relate to, among other things: expected revenue and earnings growth; estimates regarding the size of our target markets; successful penetration of the law enforcement market; expansion of product sales to the private security, military and consumer self-defense markets; growth expectations for new and existing accounts; expansion of production capability; new product introductions; and our business model. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; establishment and expansion of our direct and indirect distribution channels; attracting and retaining the endorsement of key opinion-leaders in the law enforcement community; the level of product technology and price competition for our products; the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; potential delays in international and domestic orders; implementation risks of manufacturing automation; risks associated with rapid technological change; execution and implementation risks of new technology; new product introduction risks; ramping manufacturing production to meet demand; litigation resulting from alleged product- related injuries; media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; product quality risks; potential fluctuations in quarterly operating results; competition; financial and budgetary constraints of prospects and customers; dependence upon sole and limited source suppliers; fluctuations in component pricing; risks of governmental regulations; dependence upon key employees; employee retention risks; and other factors detailed in the Company’s filings with the Securities and Exchange Commission.

Overview

The second quarter of 2004 reflected significant growth and earnings for the Company, with records being set during the quarter for Sales, Gross Margins, Operating Income and Net Income. Additionally, the Company’s sales force received a record number of new orders totaling $16.7 million for the period. The Company enjoyed robust demand for its X26 product, selling 14,610 units during the quarter, an increase of 2,704 units compared to the preceding quarter. Unit sales of the ADVANCED M26 weapon for the second quarter of 2004 were 3,460 units compared to 3,041 units in the first quarter of 2004. Cartridge sales were 240,937 for the quarter, an increase of 36% over the prior quarter.

During the second quarter, the company announced a $1.8 million order from the US Military which represents the first major U.S. Military order received by the Company for its conducted energy weapons; the order is expected to be shipped in the third quarter of 2004.

Also during the quarter, the media have reported a number of cases where suspects have died in police custody in incidents involving the use of a TASER device. The Company believes that its products are safe for their intended use. We have completed animal tests under university-approved protocols which indicate a significant margin of product safety. In addition, there have been approximately 100,000 uses of TASER products on human volunteers and approximately 50,000 field uses with an extremely low incidence of physical injury.

In two reported cases, a coroner’s inquest or a medical examiner has listed electric shock as a contributing factor in the deaths. In these cases, toxic drug use or chronic medical problems were cited as primary causes of death. The contribution of the TASER device to these deaths is being disputed by the Company and other experts. Based upon our analysis and expert advice, we believe these cases are similar to other sudden unexpected deaths in police custody where TASER devices are not used.

We do not believe there is a causal link between the use of TASER device and a death of a suspect other than the general stress of the physical exertion during TASER stimulation, which is similar to athletic type exertions and is comparable to or less than the stress of other available physical restraint procedures. Sudden unexpected deaths in police custody are unfortunate, but we believe the incidents to date do not indicate that a suspect on whom a TASER device has been used is any more likely to suddenly die in police custody than a suspect on whom a TASER device has not been used.

As the use of TASER devices continues to expand, however, there may be additional cases where TASER devices are used on a suspect who subsequently suddenly and unexpectedly dies in police custody. Media reports of such incidents may adversely affect customer acceptance of our products, sales and results of operations.

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

•	Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We recognize revenues when pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and collectability is reasonably assured. We charge certain of our customers shipping fees, which are recorded as a component of net sales. The Company records training revenue as the service is provided.

•	Warranty Costs. We warrant our products from manufacturing defects for a period of one year after purchase and replace any defective unit after the warranty period with a new one for a fee. The Company tracks historical data related to returns and related warranty costs on a quarterly basis in order to estimate appropriate warranty reserves.

•	Concentration of Credit Risk and Major Customers. Financial instruments that potentially subject us to concentrations of credit risk include accounts receivable. Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

Net sales. Net sales increased by $12.1 million, or 290.1%, to $16.3 million for the three months ended June 30, 2004 compared to $4.2 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, sales increased by $21.9 million to $29.5 million compared to the same period in the prior year. International sales for the three and six months ended June 30, 2004 were $0.4 million and $0.8 million, respectively. The increase in sales was primarily due to the sales of the new TASER X26 to U.S. law enforcement distributors and law enforcement agencies in the United States and internationally. This weapon system began shipping in the third quarter of 2003, and has represented the majority of TASER sales since its introduction. Specifically, the TASER X26 sales represented $10.7 million and $19.6 million of the Company’s sales for the three and six months ended June 30, 2004 respectively. ADVANCED TASER sales decreased by $2.5 million for the three months ended June 30, 2004 and $4.3 million for the six months ended June 30, 2004 versus the same periods in 2003, due to customers switching over to the newer X26 model.

For the three and six months ended June 30, 2004 and 2003, sales by product line were as follows:

	For the three months ended		For the six months ended
Sales by Product Line	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
TASER X26	$10,746,692	$—	$19,603,511	$—
ADVANCED TASER	1,590,601	4,088,043	3,043,160	7,317,659
AIR TASER	63,768	71,503	121,006	206,775
Single Cartridges	3,749,899	—	6,595,710	—
Research Funding	12,505	—	12,505	10,266
Other	158,542	24,472	82,669	50,950

Total	$16,322,007	$4,184,018	$29,458,561	$7,585,650

Cost of products sold. Cost of products increased by approximately $3.8 million, or 219.6%, to $5.5 million in the three months ended June 30, 2004 compared to $1.7 million in the three months ended March 31, 2003. For the six months ended June 30, 2004, cost of product sold increased by $6.7 million to $10.0 million. As a percentage of net sales, cost of products sold decreased 18.1% to 33.5% for the three months ended June 30, 2004 from 40.8% for the three months ended June 30, 2003, and decreased 22.1% to 33.9% year to date. The decrease in cost of products sold as a percentage of sales was a result of increased sales of the higher margin TASER X26, and better leverage of indirect manufacturing expenses with the increase in sales.

Gross Margins. Gross margins increased by $8.4 million or 338.8%, to $10.9 million in the three months ended June 30, 2004. As a percentage of net sales, gross margins were 66.5% for the three months ended June 30, 2004 compared to 59.2% for the three months ended June 30, 2003. For the six months ended June 30, 2004, gross margins increased by $15.2 million to $19.5 million compared to the same period in the prior year. As a percentage of net sales, gross margins were 66.1% for the six months ended June 30, 2004 compared to 56.5% for the six months ended June 30, 2003. These increases were primarily due to the increased sales volume of the higher margin TASER X26.

Sales, general and administrative expenses. Sales, general and administrative expenses increased by $1.7 million, or 100.5%, to $3.4 million for the three months ended June 30, 2004 compared to the same period in the prior year, and increased $2.9 million, or 97.3%, to $5.9 million, for the six months ended June 30, 2004 when compared to the six months ended June 30, 2003. As a percentage of net sales, sales, general and administrative expenses decreased by 48.5% to 20.6% in the second quarter of 2004 compared to 40.0% for the same period in 2003 and by 49.2% down to 20.1% for the six months ended June 30, 2004 compared to the same period in 2003. The increase in sales, general and administration expenses compared to prior periods will continue as the Company ramps up its infrastructure to meet the increase in demand for its products. The net decrease in sales, general and administrative expenses as a percentage of sales in 2004 versus 2003 was a result of increased unit sales volume, offset by increases in salaries, insurance expense, securities’ registration fees, advertising, and TASER training programs used to market the TASER brand weapons within the law enforcement community.

Research and development expenses decreased by $10,145, or 4.5%, to $212,910 in the three months ended June 30, 2004 compared to the $223,055 in the same three month period of 2003 due to timing differences between the years. For the six months ended June 30, 2004, research and development expenses increased by $181,004, to $480,005, when compared to the prior year period due to software upgrades on the X26 product line and work on a prototype of a projectile weapon platform.

Interest Income. Interest income increased $47,643 and $77,954 for the three and six months ended June 30, 2004 respectively, when compared to the same periods in 2003. This increase in income was the result of higher cash reserves invested in liquid accounts. The Company had a cash balance of $34.6 million at June 30, 2004 compared to $2.7 million at June 30, 2003.

Income Taxes. The Company recognizes a quarterly provision for corporate income taxes equal to 38.9% of pre-tax earnings. The amount of this provision represents the expected effective tax rate for 2004. For the three months ending June 30, 2004, the company had a provision for income taxes of $2.9 million compared to $0.2 million for the same period in the prior year. For the six months ended June 30, 2004, the Company’s provision for income taxes was $5.1 million, compared with $0.4 million for the six months ended June 30, 2003.

Net Income. Net income increased $4.1 million to $4.5 million in the three months ended June 30, 2004 compared to net income of $347,059 in the three months ended June 30, 2003. For the six months ended June 30, 2004, net income increased by $7.5 million, to $8.0 million, when compared to the same period in 2003. The increase in net income over the prior periods was the result of increased sales volume, offset by increases in indirect manufacturing expenses as well as increased selling, general and administrative expenses.

The weighted average basic net income per share for the three months ended June 30, 2004 as adjusted for both the 3-for-1 split in February and the subsequent 2-for-1 split effective on April 29, 2004, was $0.16 compared to basic income per share of $0.02 in the comparable prior period during which there were 11,809,166 fewer shares outstanding. The post-split diluted net income per share for the three months ended June 30, 2004 was $0.14 compared to diluted income per share of $0.02 for the corresponding period in 2003 in which there were 10,793,897 fewer shares outstanding. For the six months ended June 30, 2004, basic net income per share was $0.29 compared to $0.03 for the same period in 2003. The post-split diluted net income per share for the six months ended June 30, 2004 was $0.26 compared to $0.03 for the same period in 2003. For the six months ended June 30, 2004, the basic and diluted weighted average shares increased by 10,865,186 and 9,928,422,respectively, compared to the prior period.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. As of June 30, 2004, we had working capital of $48.7 million compared to working capital of $22.4 million at December 31, 2003. The improvement in working capital during the six months ended June 30, 2004 was the result of increased cash and accounts receivable generated through increased revenue, as well as an increase in the deferred income tax asset and a decrease in short term debt, partially offset with an increase in accounts payable and accrued liabilities.

In the six months ended June 30, 2004, the Company generated $13.2 million of cash in operations compared to $0.3 million of cash generated from operations for the six months ended June 30, 2003. The increase in cash provided was primarily the result of an increase in net income, increases to accounts payable and accrued liabilities, compensatory stock options, and the tax benefit realized through the exercise and subsequent sale of stock obtained through the exercise of employee stock options. This increase was offset by the increases in inventory and accounts receivable which result from the increase in sales and the conscious decision to build inventory to meet future demand.

The Company used $2.1 million of cash in investing activities during the six months ended June 30, 2004, compared to $1.4 million used in the same period in 2003. The increase in funds used in 2004 was primarily the result of costs associated with the design and construction of the Company’s new manufacturing facility, seal automation equipment for the production of gas capsules used in cartridges, and the purchase of new enterprise software.

The Company also generated $7.6 million in financing activities during the six months ended June 30, 2004, as compared with $0.1 million provided by financing activities for the six months ended June 30, 2003. Of the $7.6 million generated in the first half of 2004, $2.5 million was derived through the exercise of the publicly traded warrants. In addition $5.4 million of cash was generated through the exercise of employee stock options.

Capital Resources. On June 30, 2004, the Company had cash of $34.6 million and less than $10,000 of capital lease obligations outstanding. Additionally, the Company generated net income of $8.0 million in the first half of 2004, with an expectation of remaining profitable for the year. We believe that after the payment of liabilities and accounts payable outstanding as of June 30, 2004, our monthly cash flow from operations will be more than adequate to cover monthly obligations.

In addition, the Company has recently negotiated a new revolving line of credit from a domestic bank with total availability of $10.0 million. The line is secured by the Company’s accounts receivable and inventory, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on July 13, 2006 and requires monthly payments of interest only. There was no outstanding balance under the line of credit at June 30, 2004, and $2.5 million was available for future borrowings.

The Company anticipates that cash generated from operations, available borrowings under its line of credit and the $34.6 million of cash available at June 30, 2004 will be adequate to fund operations in 2004.

ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedure as of June 30, 2004. Based upon this evaluation, except as noted herein, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for the recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In light of our determination in June 2004 that it was necessary to restate our previously filed financial statements for the three-month period ended March 31, 2004 to disclose a change in the tax benefit derived from employee’s exercise of non-qualified stock options, our management took steps to enhance the operation and effectiveness of our internal controls and procedures to ensure that we apply the proper accounting treatment to our income tax transactions.

Other than described above, such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is involved in certain legal actions or claims arising in the normal course of business. There have been no significant changes in the status of pending litigation from that disclosed in the Annual Report on Form 10-K for the year ended December 31, 2003, except for the dismissal of the Company with prejudice from the Vincent Del’Ostia litigation in the United States District Court for the Southern District of Florida and also judgment was entered in favor of the Company in the McNulty appeal to the Court of Appeals for the Federal Circuit. In addition, a claim was filed against the Company by Nick Kerchoff alleging that he was injured during a training exercise conducted by his employer. Management is of the opinion that it maintains adequate insurance to cover these claims and that such matters will be resolved without a material effect on the Company’s financial condition or results from operations. The following is a description of such legal actions or claims.

In March 2000, Thomas N. Hennigan, a distributor of our products from late 1997 through early 2000, sued us in the United States District Court, Southern District of New York. We had previously sued him in February of that year but had not served him. After the New York case was dismissed in February 2001 for lack of personal jurisdiction, Mr. Hennigan brought a counterclaim in the United States District Court for the District of Arizona. Mr. Hennigan claims the exclusive right to sell our products to many of the largest law enforcement, corrections, and military agencies in the United States. He seeks monetary damages that may amount to as much as $400 million against us allegedly arising in connection with his service to us as a distributor. His claims rest on theories of our failure to pay commissions, breach of contract, promissory estoppel, breach of fiduciary duty, and on related theories. No written contract was ever signed with Mr. Hennigan. We also believe that he has no reasonable basis for claims based on informal or implied contractual rights and will be unable to prove his damages with reasonable certainty. Mr. Hennigan died in April 2001 and the case is now being prosecuted by his estate. On May 24, 2002, H.A. Russell was permitted to proceed as an additional defendant-counterclaimant. The Company filed various motions in November 2002 for partial summary judgment including one to dismiss his claims. On September 30, 2003, the Court issued an order granting the Company’s motion for partial summary judgment to dismiss Mr. Russell’s claims and struck Hennigan’s jury demand. On April 14, 2004, the Court issued an opinion partially granting the Company’s motion for partial summary judgment on certain joint venture, post-termination, post-death and exclusivity claims. Discovery is ongoing. A status conference was held on August  , 2004 and the Court established discovery deadlines. A trial date has not yet been set. We believe the claims against the Company are without merit and that the litigation will have no material adverse effect on the Company’s business, financial condition or results of operations.

In April 2001, James F. McNulty Jr. sued us in the United States District Court, Central District of California. The lawsuit alleges that certain technology used in the firing mechanism for our weapons infringes upon a patent for which Mr. McNulty holds a license, and seeks injunctive relief and unspecified monetary damages. In February 2002, we won a motion for summary judgement that limits Mr. McNulty’s right to sue for damages only to dates after February 2001. On July 29, 2002, we again won a motion for summary judgement in which the Court ruled that no product manufactured by the Company infringed the claims of the patent licensed by McNulty. We were notified in August 2002 that the plaintiff filed an appeal with the Court. In a recent ruling based on Mr. McNulty’s inability to procure a complete trial transcript, the Court ordered Mr. McNulty to file his appeal brief within 21 days of his receipt of a complete trial transcript. Mr. McNulty received the complete trial transcript on January 15, 2004 and filed his appeal brief around January 26, 2004. We filed an opposing brief on April 19, 2004 and Mr. McNulty filed a reply brief. On July 7, 2004 the Court of Appeals for the Federal Circuit granted judgment in favor of the Company and affirmed the decision of the district court.

On April 11, 2003 Esequiel Alvarado and Judith Medina sued the City of Los Angeles, Los Angeles Police Department and Officers Roca and Platzer, and the Company in the Superior Court of the State of California, County of Los Angeles, Central District, claiming that their son, Eduardo Alvarado, died as a result of being shot with the TASER conducted energy weapon. The plaintiff’s seek unspecified monetary damages. The autopsy report indicates that the probable cause of Mr. Alvarado’s death was “...methamphetamine intoxication and cocaine use...”. The Plaintiff’s changed attorneys in January 2004 and discovery is proceeding. Mr. Alvarado’s minor child filed a motion to file a complaint as an additional plaintiff and on April 26, 2004 the Company was served with a complaint by Steven Jimenez, his minor child. A trial date has not yet been set. The defense of this litigation has been submitted to our insurance carrier. We believe the plaintiff’s claims are without merit and that this litigation will have no material adverse effect on our business, operating results or financial condition.

In May 2003 we commenced litigation in Superior Court of the State of California, County of Santa Clara, against Does 1 through 100 a.k.a. ubswarbird and other pseudonyms, for defamation, intentional and negligent interference with prospective business advantage, and unfair competition arising from a series of false and defaming statements about the Company and its officers posted by ubswarbird on the Yahoo message board. An ex parte court order and subpoena duces tecum was served on Yahoo to learn the identities of ubswarbird and the other pseudonyms and on July 15, 2003 we obtained documents in response to this subpoena from Yahoo. The IP address information obtained from Yahoo could not be traced due to the unavailability of records from the ISP. Since we were unable to learn ubswarbird’s and pseudonym’s identities we have filed a dismissal of this litigation.

In June 2003 the City of Madera filed a complaint against the Company in Superior Court of the State of California, County of Madera. The City of Madera is a defendant in litigation brought by the estate of Everardo Torres who was killed by a Madera Police Officer who shot him with her police service pistol. The City of Madera claims that the police officer mistakenly used her police service firearm when she thought she was using her TASER M26 conducted energy weapon and that the Company is responsible for this shooting death. This case is in the discovery phase and a trial date has not been set. The defense of this litigation has been submitted to our insurance carrier. We believe the plaintiff’s claims are without merit and that this litigation will have no material adverse effect on our business, operating results or financial condition.

In November 2003 Samuel Powers served a complaint against the Company in Superior Court for the State of Arizona alleging that he injured his shoulder during a TASER training session. This case is in the discovery phase and a trial date has not been set. The defense of this litigation has been submitted to our insurance carrier. We believe the plaintiff’s claims are without merit and that this litigation will have no material adverse effect on our business, operating results or financial condition or results of operations.

In March 2004 Vincent Del’Ostia, as the personal representative of the estate of Vincent Del’Ostia, served a complaint against the Company in United States District Court for the Southern District of Florida alleging that Vincent Del’Ostia died while in police custody after being subdued with a TASER device while fighting with police. When the TASER device was turned off he ripped the TASER probes from his chest, continued to fight with the police and died later. Tests have revealed that Del’Ostia had illegal drugs in his system and that he died from causes unrelated to the TASER device. The Broward County Medical Examiner’s Office has determined that the TASER device did not contribute to Del’Ostia’s death. On June 28, 2004 an order was issued by the Court dismissing the Company from this litigation with prejudice.

In April 2004 the Company filed a patent infringement lawsuit against Applied Tactical Technologies, Inc. and John Parmerton, its president, based on advertisements made by Defendants that they had developed and are offering for sale a self-contained conducted energy weapon called the LEMDIN Projectile that violates the Company’s patents. The complaint filed in this lawsuit also includes claims of trademark infringement, counterfeiting, unfair competition, defamation, invasion of privacy and trade libel. We believe that this litigation will have no material adverse effect on our business, operating results or financial condition. A consent decree in favor of the Company has been submitted to the Court by agreement of both parties. The Company will continue to vigorously enforce its intellectual property rights

In June 2004 the Company was served with a summons and complaint in the matter of Nick Kerchoff v. TASER International in which the plaintiff alleges that he was injured during a training exercise sponsored by his employer in which he suffered a muscle and nerve injury. This case is beginning the discovery phase and a trial date has not been set. The defense of this litigation has been submitted to our insurance carrier. We believe the plaintiff’s claims are without merit and that this litigation will have no material adverse effect on our business, operating results or financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of stockholders on April 29, 2004. Voting common stockholders took the following actions at the meeting:

1.	The stockholders elected the following nominees to the Company’s Board of Directors to serve until May 1, 2007, or until their successors are elected and qualified:

				Broker
		Shares	Shares	Non-
Name	Shares Voted for	Witheld	Abstaining	Votes
Phillips W. Smith	26,316,938	0	165,382	0
Class C (three year term)
Bruce R. Culver	26,314,578	0	167,742	0
Class C (three year term)

Other directors whose term of office as a director continued after the meeting are as follows: Thomas P. Smith, Patrick W. Smith, Bernard B. Kerik, and Mark W. Kroll.

2.	The stockholders approved the 2004 Stock Option Plan by the affirmative vote of 6,673,240 shares, with 1,037,906 shares voting against ratification and 67,412 shares abstaining. There were 18,703,762 broker non-votes with respect to this proposition.

3.	The stockholders approved the 2004 Outside Directors Stock Option Plan by the affirmative vote of 6,702,916 shares, with 978,574 shares voting against ratification and 97,268 shares abstaining. There were 18,703,762 broker non-votes with respect to this proposition.

4.	The stockholders ratified the Audit Committee’s selection of auditors for fiscal 2004 by the affirmative vote of 26,286,872 shares, with 162,140 shares voting against ratification and 33,308 shares abstaining. There were no broker non-votes with respect to this proposition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 16, 2004 the Company filed a Current Report on Form 8-K attaching as an exhibit a press release announcing a 2-for-1 stock split and responding to CBS Evening News report.

On April 20, 2004, the Company filed a Current Report on Form 8-K attaching as an exhibit a press release disclosing its earnings for the first quarter of 2004.

On June 21, 2004, the Company filed a Current Report on Form 8-K attaching as an exhibit a press release disclosing a change in investor guidance for 2004 by increasing expected 2004 revenue from a 100% increase to a 150% increase over 2003.

Subsequent to the end of the period, on July 20, 2004, the Company filed a Current Report on Form 8-K attaching as an exhibit a press release disclosing its earnings for the second quarter of 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.
(Registrant)

Date: August 16, 2004	/s/ Patrick W. Smith

Patrick W. Smith,
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2004	/s/ Daniel M. Behrendt

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