Form 10QSB
period 2004-09-30
TASER INTERNATIONAL INC
filed 2004-11-15
CIK 1069183

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

(480) 991-0797
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (   )

There were 29,047,427 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of September 30, 2004.

Transitional Small Business Disclosure Format: Yes (   ) No (X)

TASER INTERNATIONAL, INC.
QUARTERLY REPORT — FORM 10-QSB
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TASER INTERNATIONAL, INC.

BALANCE SHEETS
September 30, 2004 and December 31, 2003
(UNAUDITED)

	September 30, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$28,732,067	$15,878,326
Short-term investments	7,657,717	—
Accounts receivable, net of allowance	7,364,256	5,404,333
Inventory	5,996,385	3,125,974
Prepaid expenses	401,633	536,815
Income tax receivable	33,295	292,321
Deferred income tax asset	4,579,376	1,137,196

Total Current Assets	54,764,729	26,374,965
Long-term investments	5,067,365	—
Property and Equipment, net	9,688,963	3,946,881
Intangible Assets	1,223,462	1,122,844

Total Assets	$70,744,519	$31,444,690

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable	$—	$250,000
Current portion of capital lease obligations	7,349	15,223
Accounts payable and accrued liabilities	6,045,933	3,522,439
Customer deposits	153,468	185,802

Total Current Liabilities	6,206,750	3,973,464
Capital Lease Obligations, net of current portion	—	3,655
Deferred Income Tax Liability	40,359	40,121

Total Liabilities	6,247,109	4,017,240

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common Stock, $0.00001 par value per share; 200 million shares authorized; 29,047,427 and 25,349,412 shares issued and outstanding at September 30, 2004 and December 31, 2003	290	253
Additional Paid-in capital	45,151,999	22,249,575
Retained Earnings	19,345,121	5,177,622

Total Stockholders’ Equity	64,497,410	27,427,450

Total Liabilities and Stockholders’ Equity	$70,744,519	$31,444,690

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.

STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2004 and 2003
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net Sales	$18,947,548	$6,089,410	$48,406,109	$13,675,060

Cost of Products Sold:
Direct manufacturing expense	4,472,606	2,059,564	11,750,800	4,384,949
Indirect manufacturing expense	1,295,706	531,884	3,969,103	1,507,542

Total Cost of Products Sold	5,768,312	2,591,448	15,719,903	5,892,491

Gross Margin	13,179,236	3,497,962	32,686,206	7,782,569
Sales, general and administrative expenses	3,062,422	1,620,926	8,993,022	4,625,697
Research and development expenses	105,239	113,771	623,472	412,772

Income from Operations	10,011,575	1,763,265	23,069,712	2,744,100
Interest income	88,463	8,004	184,307	23,836
Interest expense	—	(1,464)	—	(6,417)
Other income (expense), net	1,000	(785)	4,480	(6,288)

Income before income taxes	10,101,038	1,769,020	23,258,499	2,755,231
Provision for income tax	3,975,000	693,229	9,091,000	1,103,363

Net Income	$6,126,038	$1,075,791	$14,167,499	$1,651,868

Income per common and common equivalent shares - Pre-Split (Note 11)
Basic	$0.21	$0.06	$0.50	$0.10
Diluted	$0.19	$0.04	$0.45	$0.07
Weighted average number of common and common equivalent shares outstanding - Pre-Split (Note 11)
Basic	28,977,227	18,007,752	28,154,639	17,179,854
Diluted	32,270,617	25,318,146	31,456,193	24,490,248
Proforma income per common and common equivalent shares - Post-Split (Note 11)
Basic	$0.11	$0.03	$0.25	$0.05
Diluted	$0.09	$0.02	$0.23	$0.03
Proforma weighted average number of common and common equivalent shares outstanding - Post-Split (Note 11):
Basic	57,954,454	36,015,504	56,309,278	34,359,708
Diluted	64,541,234	50,636,292	62,912,386	48,980,496

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2004	September 30, 2003
Cash Flows from Operating Activities:
Net income	$14,167,499	$1,651,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	335,626	280,146
Provision for doubtful accounts	90,000	—
Loss on disposition of assets	—	15,872
Provision for warranty	361,058	70,000
Compensatory stock options and warrants	625,704	34,837
Deferred income taxes	597,029	(76,148)
Stock option tax benefit	8,493,255	519,410
Change in assets and liabilities:
Accounts receivable	(2,049,923)	(1,687,456)
Inventory	(2,870,411)	79,500
Prepaid expenses	135,182	(87,303)
Income tax receivable	259,026	74,952
Accounts payable and accrued liabilities	2,162,436	1,188,199
Customer deposits	(32,334)	26,585

Net cash provided by operating activities	22,274,147	2,090,462

Cash Flows from Investing Activities:
Purchases of investments	(12,725,082)	—
Purchases of property and equipment	(6,048,365)	(492,860)
Purchases of intangible assets	(129,961)	(1,028,360)

Net cash used in investing activities	(18,903,408)	(1,521,220)

Cash Flows from Financing Activities:
Payments under capital leases	(11,529)	(26,024)
Proceeds from notes payable	—	500,000
Payments on notes payable	(250,000)	—
Payments on revolving line of credit	—	(385,000)
Proceeds from warrants exercised	2,470,058	2,768,738
Proceeds from options exercised	7,274,473	384,774

Net cash provided by financing activities	9,483,002	3,242,488

Net Increase (Decrease) in Cash and Cash Equivalents	12,853,741	3,811,730
Cash and Cash Equivalents, beginning of period	15,878,326	3,576,937

Cash and Cash Equivalents, end of period	$28,732,067	$7,388,667

Supplemental Disclosure:
Cash paid for interest	$1,135	$6,278
Cash (refunded) paid for income taxes - net	$(264,026)	$202,410
Non Cash Transactions-
Increase to deferred tax asset related to shares of stock obtained from the exercise of stock options (with a related increase to additional paid in capital of $12,532,226)	$4,038,971	$—

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS (unaudited)

NOTE 1 —GENERAL

The accompanying unaudited financial statements of TASER International, Inc. (the “Company”) include all adjustments (consisting only of normal recurring adjustments) which management considers necessary for the fair presentation of operating results, financial position and cash flows as of September 30, 2004 and September 30, 2003. They have been prepared in accordance with the instructions to Form 10-QSB and, accordingly, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

NOTE 2 —NET SALES

The components of net sales for the three and nine months ended September 30, 2004 and 2003 are as follows:

	For the Three Months Ended		For the Nine Months Ended
Sales by Product Line	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
TASER X26	$13,440,194	$1,417,470	$33,036,811	$1,417,470
ADVANCED TASER	1,094,641	4,371,603	4,128,704	11,691,270
AIR TASER	65,418	109,928	186,423	316,703
Single Cartridges	4,322,356	—	10,918,067	—
Research Funding	(143)	168,344	12,362	178,610
Other	25,082	22,065	123,742	71,007

Total	$18,947,548	$6,089,410	$48,406,109	$13,675,060

NOTE 3 —INTANGIBLE ASSETS

The Company values purchased intangible assets at cost less accumulated amortization. Amortization is calculated using the useful life of the asset acquired. As of September 30, 2004, the components of net intangible assets were as follows:

			Accumulated
Asset	Useful Life	Purchase Price	Amortization	Net Value
TASER.com Domain Name	5 Years	$60,000	$41,000	$19,000
U.S. Patents	6.5 to 14 Years	128,360	31,681	96,679
Patents Pending	TBD	166,711	—	166,711
Non-Compete Agreement	7 Years	50,000	8,928	41,072
TASER Trademark	Indefinite	900,000	—	900,000

Total		$1,305,071	$81,609	$1,223,462

As of December 31, 2003, the components of net intangible assets were as follows:

			Accumulated
Asset	Useful Life	Purchase Price	Amortization	Net Value
TASER.com Domain Name	5 Years	$60,000	$32,000	$28,000
U.S. Patents	6.5 to 14 Years	128,360	16,695	111,665
Patents Pending	TBD	36,750	—	36,750
Non-Compete Agreement	7 Years	50,000	3,571	46,429
TASER Trademark	Indefinite	900,000	—	900,000

Total		$1,175,110	$52,266	$1,122,844

The aggregate remaining amortization expense for each of the five succeeding fiscal years is as follows:

Asset	2004	2005	2006	2007	2008
TASER.com Domain Name	$3,000	$12,000	$4,000	$—	$—
U.S. Patents	4,996	19,982	19,982	19,982	19,982
Patents Pending	—	—	—	—	—
Non-Compete agreement	1,786	7,143	7,143	7,143	7,143
TASER Trademark	—	—	—	—	—

Total	$9,782	$39,125	$31,125	$27,125	$27,125

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has invested in governmental debt securities. In the opinion of Management the Company has the ability and intent to hold the investments to maturity. The investments are classified as held-to-maturity and are carried at amortized cost, which approximates fair market value.

NOTE 5 – INVENTORIES

The inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out (FIFO) method.

	September 30, 2004	December 31, 2003
Raw materials and work-in-process	$3,896,524	$2,294,465
Finished goods	2,099,861	831,509

Total	$5,996,385	$3,125,974

NOTE 6 – EARNINGS PER SHARE

The following table reconciles average common shares outstanding – basic, to average common shares outstanding – diluted, that are used in the calculation of earnings per share.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Numerator for basic and diluted earnings per share:
Net Income	$6,126,038	$1,075,791	$14,167,499	$1,651,868

Denominator for basic earnings per share - weighted average shares:	28,977,227	18,007,752	28,154,639	17,179,854
Dilutive effect of shares issuable under stock options and warrants outstanding	3,293,390	7,310,394	3,301,554	7,310,394

Denominator for diluted earnings per share - adjusted weighted average shares	32,270,617	25,318,146	31,456,193	24,490,248

Basic earnings per share	$0.21	$0.06	$0.50	$0.10
Diluted earnings per share	$0.19	$0.04	$0.45	$0.07

NOTE 7 – INCOME TAXES

The deferred income tax asset at September 30, 2004 is comprised primarily of the income tax benefit related to the compensation expense the Company obtains, for income tax purposes, when employees exercise stock options and sell the underlying stock. For the nine months ended September 30, 2004, the Company recognized tax benefits related to these stock transactions totaling $12,532,226, of which $8,493,255 was used to offset federal income taxes otherwise payable, and $4,038,971 has been recorded as a deferred tax asset. The total tax benefit of $12,532,226 has been credited to additional paid in capital. Additionally, warranty and inventory reserves, accrued vacation and other items have contributed to the deferred income tax asset. Statement of Financial Accounting Standards (“SFAS”) No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The Company has determined that no such valuation allowance is necessary.

NOTE 8 – STOCK OPTIONS

At September 30, 2004, the Company had two stock-based employee compensation plans, which are described more fully in Note 9 to the financial statements included in the Company’s Annual Report on Form 10-KSB as filed on March 4, 2004. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, we have computed compensation costs for proforma disclosure purposes, based on the fair value of all options awarded at the date of grant, using the Black-Scholes pricing model. For purposes of this calculation the Company used a volatility of 103% for the nine months ended September 30, 2004 and September 30, 2003, and a risk free rate of 3% for the nine months ended September 30, 2004 and a risk free rate of 2.5% for the nine months ended September 30, 2003. The Company used an expected life for options of either one and one half or three years, depending on the vesting period. The pro forma impact to net income from stock options is higher in 2004 than 2003 partially due to options granted in 2004 which vest over one year resulting in a more accelerated recognition of the option expense on a pro forma basis. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income as reported	$6,126,038	$1,075,791	$14,167,499	$1,651,868
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax efeects	2,129,986	300,325	4,885,591	842,562

Pro forma net income	$3,996,052	$775,466	$9,281,908	$809,306

Earnings per share:
Basic - as reported	$0.21	$0.06	$0.50	$0.10
Basic - pro forma	$0.14	$0.04	$0.33	$0.05
Diluted - as reported	$0.19	$0.04	$0.45	$0.07
Diluted - pro forma	$0.12	$0.03	$0.30	$0.03
Share Count - Basic	28,977,227	18,007,752	28,154,639	17,179,854
Share Count - Diluted	32,270,617	25,318,146	31,456,193	24,490,248

NOTE 9 – WARRANTY

We warrant our products from manufacturing defects for a period of one year after purchase and replace any defective unit after the warranty period with a new one for a fee. The warranty reserve is included in accounts payable and accrued expenses in the accompanying balance sheets.

The following summarizes the warranty activity for the nine months ended September 30, 2004 and 2003:

Warranty Reserve	Decrease to	Increase to the	Warranty Reserve
December 31, 2002	Reserve	Reserve	September 30, 2003
$60,000	$(3,000)	$70,000	$127,000

Warranty Reserve	Decrease to	Increase to the	Warranty Reserve
December 31, 2003	Reserve	Reserve	September 30, 2004
$312,934	$(216,078)	$361,058	$457,914

NOTE 10 – LINE OF CREDIT

On July 13, 2004, the Company entered into a new line of credit agreement to replace an existing line. The new agreement has a total availability of $10 million. The line is secured primarily by the Company’s accounts receivable and inventory and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime. The availability under this line is computed on a monthly borrowing base. The line of credit matures on July 13, 2006 and requires monthly payments of interest only. At September 30, 2004, the available borrowing under the existing line of credit was $6.3 million, and there was no amount outstanding under the line of credit. There were no borrowings under the line during the nine months ended September 30, 2004.

NOTE 11 – STOCKHOLDERS’ EQUITY

A. Common Stock

On January 26, 2004, the Company announced a stock dividend in the form of a three-for-one stock split. The effective date of the split was February 11, 2004.

On April 16, 2004, the Company announced a two-for-one stock split. The effective date of the split was April 29, 2004.

The number of shares, per share amounts, conversion amounts, and stock option and warrant data of the Company’s common stock have been retroactively restated for these stock splits, for all periods presented.

On November 4, 2004, the Company announced a two-for-one stock split. The effective date of the split is November 29, 2004. The Company has presented the per share income amounts on a both pre and a proforma post-split basis.

B. Warrants

On February 2, 2004, the Company announced that it had achieved the basic net income per share requirements to redeem the remaining public warrants, and gave formal written notice to all remaining public warrant holders that it would call the warrants at the redemption price of $0.25 per warrant if not redeemed prior to March 30, 2004.

On March 30, 2004, the Company announced that it would extend the redemption period of its publicly traded warrants to April 28, 2004. During that period, each warrant continued to be exercisable for three shares of common stock (one share of common stock plus two additional shares as a stock dividend) at $9.53 per warrant. The warrant exercise price of $9.53 is the pre-split price; although the price of the warrants was not affected by the stock splits, the underlying number of shares was affected. The result was that each warrant became convertible into one share of common stock and an additional five shares as a stock dividend. After that time, the warrants were no longer exercisable, and holders had the right to receive only the redemption price of $0.25 per TASER warrant. On April 28, 2004, four public warrants remained unexercised.

NOTE 12 – LEGAL PROCEEDINGS

From time to time the Company is involved in certain legal actions or claims arising in the normal course of business. Management is of the opinion that it maintains adequate insurance to cover these claims and that such matters will be resolved without a material effect on the Company’s financial condition or results from operations.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company occasionally charters an aircraft for business travel from Four Futures Corporation, which is wholly owned by Thomas P. Smith, President of Taser International, Inc., and his family. For the three months ended September 30, 2004, the Company paid $61,828 to Four Futures Corporation. For the nine months ended September 30, 2004, the Company paid $142,705 to Four Futures Corporation. The Company believes that the rates charged by Four Futures Corporation are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.

The Company also occasionally charters an aircraft for business travel from Thundervolt, LLC, which is wholly owned by Patrick W. Smith, CEO of Taser International, Inc., and Phillips W. Smith, Chairman of the Board of Taser International, Inc. For the three and nine months ended September 30, 2004, the Company paid $62,804 to Thundervolt, LLC. The Company believes that the rates charged by Thundervolt, LLC are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion of the results of operations and analysis of financial condition for the three months and nine months ended September 30, 2004 and September 30, 2003. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis or Plan of Operation section contained in the Company’s Annual Report on Form 10-KSB for 2003, filed on March 4, 2004.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements relate to, among other things: expected revenue and earnings growth; estimates regarding the size of our target markets; successful penetration of the law enforcement market; expansion of product sales to the private security, military and consumer self-defense markets; growth expectations for new and existing accounts; expansion of production capability; new product introductions; and our business model. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; establishment and expansion of our direct and indirect distribution channels; attracting and retaining the endorsement of key opinion-leaders in the law enforcement community; the level of product technology and price competition for our products; the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; potential delays in international and domestic orders; implementation risks of manufacturing automation; risks associated with rapid technological change; execution and implementation risks of new technology; new product introduction risks; ramping manufacturing production to meet demand; litigation resulting from alleged product- related injuries; media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; product quality risks; potential fluctuations in quarterly operating results; competition; financial and budgetary constraints of prospects and customers; dependence upon sole and limited source suppliers; fluctuations in component pricing; risks of governmental regulations; dependence on a single product; dependence upon key employees; employee retention risks; and other factors detailed in the Company’s filings with the Securities and Exchange Commission.

Overview

The third quarter of 2004 reflected significant growth and earnings for the Company, with records being set during the quarter for Sales, Gross Margins, Operating Income and Net Income. Additionally, the Company’s sales force received a record number of new orders totaling $17.2 million for the period. The Company enjoyed robust demand for its X26 product, selling 17,793 units during the quarter, an increase of 3,183 units compared to the preceding quarter. Unit sales of the ADVANCED TASER weapon for the third quarter of 2004 were 2,440 units compared to 3,460 units in the second quarter of 2004. Cartridge sales were 253,043 for the quarter, an increase of 5% over the prior quarter.

During the second quarter, the company announced a $1.8 million order from the US Military which represents the first major U.S. Military order received by the Company for its conducted energy weapons; the order was shipped in the third quarter of 2004.

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

•	Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We recognize revenues when pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and collectability is reasonably assured. We charge certain of our customers shipping fees, which are recorded as a component of net sales. The Company records training revenue as the service is provided.

•	Warranty Costs. We warrant our products from manufacturing defects for a period of one year after purchase and replace any defective unit after the warranty period with a new one for a fee. The Company tracks historical data related to returns and related warranty costs on a quarterly basis in order to estimate appropriate warranty reserves.

•	Concentration of Credit Risk and Major Customers. Financial instruments that potentially subject us to concentrations of credit risk include accounts receivable. Sales are typically made on credit, and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

Net Sales. Net sales increased by $12.8 million, or 211.2%, to $18.9 million for the three months ended September 30, 2004 compared to $6.1 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, sales increased by $34.7 million to $48.4 million compared to the same period in the prior year. International sales for the three and nine months ended September 30, 2004 were $0.3 million and $1.1 million, respectively. The increase in sales was primarily due to the sales of the new TASER X26 to U.S. law enforcement distributors and law enforcement agencies in the United States. This weapon system began shipping in the third quarter of 2003, and has represented the majority of TASER sales since its introduction. Specifically, the TASER X26 sales represented $13.4 million and $33.0 million of the Company’s sales for the three and nine months ended September 30, 2004, respectively. ADVANCED TASER sales decreased by $3.3 million for the three months ended September 30, 2004 and $7.6 million for the nine months ended September 30, 2004 versus the same periods in 2003, due to customers switching over to the newer X26 model.

For the three and nine months ended September 30, 2004 and 2003, sales by product line were as follows:

	For the Three Months Ended		For the Nine Months Ended
Sales by Product Line	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
TASER X26	$13,440,194	$1,417,470	$33,036,811	$1,417,470
ADVANCED TASER	1,094,641	4,371,603	4,128,704	11,691,270
AIR TASER	65,418	109,928	186,423	316,703
Single Cartridges	4,322,356	—	10,918,067	—
Research Funding	(143)	168,344	12,362	178,610
Other	25,082	22,065	123,742	71,007

Total	$18,947,548	$6,089,410	$48,406,109	$13,675,060

Cost of Products Sold. Cost of products sold increased by approximately $3.2 million, or 123%, to $5.8 million in the three months ended September 30, 2004 compared to $2.6 million in the three months ended September 30, 2003. For the nine months ended September 30, 2004, cost of product sold increased by $9.8 million to $15.7 million. As a percentage of net sales, cost of products sold decreased 28.6% to 30.4% for the three months ended September 30, 2004 from 42.6% for the three months ended September 30, 2003 and decreased 24.6% to 32.5% for the year to date. The decrease in cost of products sold as a percentage of sales was a result of increased sales of the higher margin TASER X26, and better leverage of indirect manufacturing expenses with the increase in sales.

Gross Margins. Gross margins increased by $9.7 million or 276.8%, to $13.2 million in the three months ended September 30, 2004. As a percentage of net sales, gross margins were 69.6% for the three months ended September 30, 2004 compared to 57.4% for the three months ended September 30, 2003. For the nine months ended September 30, 2004, gross margins increased by $24.9 million to $32.7 million compared to the same period in the prior year. As a percentage of net sales, gross margins were 67.5% for the nine months ended September 30, 2004 compared to 56.9% for the nine months ended September 30, 2003. These increases were primarily due to increased operating leverage on the higher sales volumes as well as a favorable change in the sales mix to the higher margin X26 product line.

Sales, General and Administrative Expenses. Sales, general and administrative expenses increased by $1.4 million, or 88.9%, to $3.1 million for the three months ended September 30, 2004 compared to the same period in the prior year, and increased $4.4 million, or 94.4%, to $9.0 million, for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003. As a percentage of net sales, sales, general and administrative expenses decreased by 39.1% to 16.2% in the third quarter of 2004 compared to 26.6% for the same period in 2003 and by 45.0% down to 18.6% for the nine months ended September 30, 2004 compared to the same period in 2003. The increase in the dollar value of sales, general and administration expenses compared to prior periods will continue as the Company ramps up its infrastructure to meet the increase in demand for its products. The net decrease in sales, general and administrative expenses as a percentage of sales in 2004 versus 2003 was a result of increased unit sales volume, offset by increases in salaries, travel, public relations consulting, marketing materials, sales commissions, insurance expense, and lobbying expenses.

Research and Development Expenses. Research and development expenses decreased by $8,532, or 7.5%, to $105,239 in the three months ended September 30, 2004 compared to the $113,771 in the same three month period of 2003. For the nine months ended September 30, 2004, research and development expenses increased by $210,700, to $623,472, when compared to the prior year period due to software upgrades on the X26 product line and work on a prototype of a projectile weapon platform.

Interest Income. Interest income increased $80,459 and $160,471 for the three and nine months ended September 30, 2004 respectively, when compared to the same periods in 2003. This increase in income was the result of higher cash reserves invested in liquid accounts. The Company had cash and investment balances of $41.5 million at September 30, 2004 compared to $7.4 million at September 30, 2003.

Income Taxes. The Company recognizes a quarterly provision for corporate income taxes equal to 39.4% of pre-tax earnings. The amount of this provision approximates the expected effective tax rate for 2004. For the three months ended September 30, 2004, the company had a provision for income taxes of $4.0 million compared to $0.7 million for the same period in the prior year. For the nine months ended September 30, 2004, the Company’s provision for income taxes was $9.1 million, compared with $1.1 million for the nine months ended September 30, 2003.

Net Income. Net income increased $5.0 million to $6.1 million in the three months ended September 30, 2004 compared to net income of $1.1 million in the three months ended September 30, 2003. For the nine months ended September 30, 2004, net income increased by $12.5 million, to $14.2 million, when compared to the same period in 2003. The increase in net income over the prior periods was the result of increased sales volume, offset by increases in indirect manufacturing expenses as well as increased selling, general and administrative expenses.

The weighted average basic income per share for the three months ended September 30, 2004, as adjusted for both the 3-for-1 split in February and the subsequent 2-for-1 split effective on April 29, 2004, was $0.21 compared to basic income per share of $0.06 in the comparable prior period, during which there were 10,969,475 fewer shares outstanding. The diluted income per share for the three months ended September 30, 2004 was $0.19 compared to diluted income per share of $0.04 for the corresponding period in 2003 in which there were 6,952,471 fewer shares outstanding. For the nine months ended September 30, 2004, basic income per share was $0.50 compared to $0.10 for the same period in 2003. The diluted income per share for the nine months ended September 30, 2004 was $0.45 compared to $0.07 for the same period in 2003. For the nine months ended September 30, 2004, the basic and diluted weighted average shares increased by 10,974,785 and 6,965,945, respectively, compared to the prior period.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. As of September 30, 2004, the Company had working capital of $48.6 million compared to working capital of $22.4 million at December 31, 2003. The improvement in working capital during the nine months ended September 30, 2004 was primarily the result of increased cash, short term investments and accounts receivable from increased sales, increased inventory as a result of increased sales demand, as well as an increase in the deferred income tax asset and a decrease in short term debt; partially offset by an increase in accounts payable and accrued liabilities.

During the nine months ended September 30, 2004, the Company generated $22.3 million of cash from operations compared to $2.1 million of cash generated from operations for the nine months ended September 30, 2003. The increase in cash provided by operations was primarily the result of an increase in net income, increases to accounts payable and accrued liabilities, compensatory stock options, and the tax benefit realized through the exercise and subsequent sale of stock obtained through the exercise of employee stock options. This increase was offset by the increases in inventory and accounts receivable which resulted from the increase in sales and the conscious decision to build inventory to meet future demand.

The Company used $18.9 million of cash in investing activities during the nine months ended September 30, 2004, compared to $1.5 million used in the same period in 2003. The increase in cash used in 2004 was the result of $12.7 million of investments in both short and long-term liquid assets. In addition, there were $6.0 million of costs associated with the design and construction of the Company’s new manufacturing facility, seal automation equipment for the production of gas capsules used in cartridges, and the purchase and implementation of new enterprise software.

The Company also generated $9.5 million from financing activities during the nine months ended September 30, 2004, as compared with $3.2 million provided by financing activities for the nine months ended September 30, 2003. Of the $9.5 million generated for the year to date 2004, $2.5 million was derived through the exercise of the publicly traded warrants. In addition $7.3 million of cash was generated through the exercise of employee stock options.

Capital Resources. On September 30, 2004, the Company had cash and investments of $41.5 million and less than $10,000 of capital lease obligations outstanding. Additionally, the Company generated net income of $14.2 million for the nine months ended September 30, 2004, with an expectation of remaining profitable for the year. We believe that after the payment of liabilities and accounts payable outstanding as of September 30, 2004, our monthly cash flow from operations will be more than adequate to cover monthly obligations.

In addition, the Company has recently negotiated a new revolving line of credit from a domestic bank with total availability of $10.0 million. The line is secured by the Company’s accounts receivable and inventory, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on July 13, 2006 and requires monthly payments of interest only. There was no outstanding balance under the line of credit at September 30, 2004, and $6.3 million was available for future borrowings.

The Company anticipates that cash generated from operations, the $41.5 million of cash and investments available at September 30, 2004 will be adequate to fund operations through 2004.

ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedure as of September 30, 2004. Based upon this evaluation, except as noted herein, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for the recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

In March 2000, Thomas N. Hennigan, a distributor of our products from late 1997 through early 2000, sued us in the United States District Court, Southern District of New York. We had previously sued him in February of that year but had not served him. After the New York case was dismissed in February 2001 for lack of personal jurisdiction, Mr. Hennigan brought a counterclaim in the United States District Court for the District of Arizona. Mr. Hennigan claims the exclusive right to sell our products to many of the largest law enforcement, corrections, and military agencies in the United States. He seeks monetary damages that may amount to as much as $400 million against us allegedly arising in connection with his service to us as a distributor. His claims rest on theories of our failure to pay commissions, breach of contract, promissory estoppel, breach of fiduciary duty, and on related theories. No written contract was ever signed with Mr. Hennigan. We also believe that he has no reasonable basis for claims based on informal or implied contractual rights and will be unable to prove his damages with reasonable certainty. Mr. Hennigan died in April 2001 and the case is now being prosecuted by his estate. On May 24, 2002, H.A. Russell was permitted to proceed as an additional defendant-counterclaimant. The Company filed various motions in November 2002 for partial summary judgment including one to dismiss his claims. On September 30, 2003, the Court issued an order granting the Company’s motion for partial summary judgment to dismiss Mr. Russell’s claims and struck Hennigan’s jury demand. On April 14, 2004, the Court issued an opinion partially granting the Company’s motion for partial summary judgment on certain joint venture, post-termination, post-death and exclusivity claims. Discovery is ongoing. A status conference was held on August 6, 2004 and no trial date has been set. We believe the claims against the Company are without merit and that the litigation will have no material adverse effect on the Company’s business, financial condition or results of operations.

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

In August 2004 the Company was served with a summons and complaint in the matter of Chad Cood v. TASER International in which the plaintiff alleges that he was injured during a training exercise sponsored by his employer in which he suffered an injury to his arm and shoulder. This case is in the discovery phase and a trial date has not been set. The defense of this litigation has been submitted to our insurance carrier. We believe the plaintiff’s claims are without merit and that this litigation will have no material adverse affect on our business, operating results or financial condition.

In August 2004 the Company was served with a summons and complaint in the matter of Sean Cosby v. TASER International in which the plaintiff alleges that he was injured during a series of arrests by police where the TASER device was used in the course of the arrest. This case is in the discovery phase and a trial date has not been set. The defense of this litigation has been submitted to our insurance carrier. We believe the plaintiff’s claims are without merit and that this litigation will have no material adverse affect on our business, operating results or financial condition.

In September 2004 the Company was served with a summons and complaint in the matter of the Estate of James Borden v. TASER International in which the plaintiff alleges that James Borden died while in police custody after the TASER device was used to restrain him. This case is in the discovery phase and a trial date has not been set. The defense of this litigation has been submitted to our insurance carrier. We believe the plaintiff’s claims are without merit and that this litigation will have no material adverse affect on our business, operating results or financial condition.

In September 2004 the Company was served with a summons and complaint in the matter of the Devica Thompson v. TASER International in which the plaintiff alleges that John Lee Thompson died while in police custody after the TASER device was used to restrain him. This case is in the discovery phase and a trial date has not been set. The defense of this litigation has been submitted to our insurance carrier. We believe the plaintiff’s claims are without merit and that this litigation will have no material adverse affect on our business, operating results or financial condition.

In September 2004 the Company was served with a summons and complaint in the matter of Roy Tailors Uniform Co., Inc. v. TASER International in which the plaintiff alleges that it is entitled to commissions for disputed sales that were made to customers that are claimed to be plaintiff’s customers. Plaintiff failed to sign a distributor agreement with the Company and did not have distribution rights with the Company. This case is in the discovery phase and a trial date has not been set. We believe the plaintiff’s claims are without merit and that this litigation will have no material adverse affect on our business, operating results or financial condition.

In October 2004 the Company was served with a summons and complaint in the matter of Mary Jane Glowczenski, et al. v. TASER International in which the plaintiff alleges that David Glowczenski died while in police custody after the TASER device was used to restrain him. This case is in the discovery phase and a trial date has not been set. The defense of this litigation has been submitted to our insurance carrier. We believe the plaintiff’s claims are without merit and that this litigation will have no material adverse affect on our business, operating results or financial condition.

In October 2004 the Company was served with a summons and complaint in the matter of Tina Stevens v. TASER International in which the plaintiff alleges that she was injured during a training exercise sponsored by her employer in which she suffered a rotator cuff injury. This case is in the discovery phase and a trial date has not been set. The defense of this litigation has been submitted to our insurance carrier. We believe the plaintiff’s claims are without merit and that this litigation will have no material adverse affect on our business, operating results or financial condition.

ITEM 6. EXHIBITS

(a) The following exhibits are filed as part of this report:

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.
(Registrant)

Date: November 15, 2004	/s/ Patrick W. Smith

Patrick W. Smith,
Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2004	/s/ Daniel M. Behrendt

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