Form 10KSB
period 2004-12-31
TASER INTERNATIONAL INC
filed 2005-03-31
CIK 1069183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-16391

TASER International, Inc.
(Name of small business issuer in its charter)

Delaware	86-0741227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7860 E. McClain Drive, Suite 2, Scottsdale, Arizona	85260 (Zip Code)
(Address of principal executive offices)
(480) 991-0797
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Act:
Common Stock, $0.00001 par value per share
      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
      The issuer’s revenues for the fiscal year ended December 31, 2004 were $67,639,879.
      The aggregate market value of the Common Stock held by non-affiliates of the issuer, based on the last sales price of the issuer’s Common Stock on March 15, 2005 as reported by NASDAQ, was $825,543,546.
      The number of shares of Common Stock outstanding as of March 15, 2005 was 61,106,110.
DOCUMENTS INCORPORATED BY REFERENCE
      Parts of registrant’s proxy statement dated on or about April 1, 2005 prepared in connection with the annual meeting of stockholders to be held April 22, 2005 are incorporated by reference into Part III of this report.
      Transitional Small Business Disclosure Format: Yes ☐          No ☑

TASER INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-KSB
Year Ended December 31, 2004

PART I
      The statements contained in this report that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things: (1) expected revenue and earnings growth; (2) estimates regarding the size of target markets; (3) our ability to successfully penetrate the law enforcement market; (4) growth expectations for existing accounts; (5) our ability to expand product sales to the private security, military, airline, and private citizen self-defense markets; and (6) our target business model. These statements are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to: (1) market acceptance of our products; (2) our ability to establish and expand direct and indirect distribution channels; (3) our ability to attract and retain the endorsement of key opinion-leaders in the law enforcement community; (4) the level of product technology and price competition for our ADVANCED TASER product; (5) the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; (6) risks associated with rapid technological change and new product introductions; (7) competition; (8) litigation resulting from alleged product related injuries and death; (9) media publicity concerning allegations of deaths occurring after use of the TASER device and the negative effect this publicity could have on sales; (10) TASER device tests and reports; (11) product quality; (12) implementation of manufacturing automation; (13) potential fluctuations in quarterly operating results; (14) financial and budgetary constraints of prospects and customers; (15) order delays; (16) dependence upon sole and limited source suppliers; (17) negative reports concerning TASER device uses; (18) fluctuations in component pricing; (19) government regulations and inquiries; (20) dependence upon key employees and our ability to retain employees; and (21) other factors detailed in our filings with the Securities and Exchange Commission, including, without limitation, those factors detailed in Exhibit 99.1 to this report.
      We own the following trademarks: TASER™ and AIR TASER™, TASER-Wave™, T-Wave™, AUTO TASER™, ADVANCED TASER®, Shaped Pulse Technology™, X-Rail™ and AFID™. Each other trademark, trade name or service mark appearing in this report belongs to its respective holder.

Item 1.	Description of Business
Overview
      TASER International, Inc. (the “Company” or “we” or “us”) began operations in Arizona in 1993 for the purpose of developing and manufacturing non-lethal self-defense devices. From inception until the introduction in 1994 of our first product, the AIR TASER device, we were in the developmental stage and focused our efforts on product development, raising capital, hiring key employees and developing marketing materials to promote our product line.
      In 1995 and 1996, we concentrated our efforts on promoting retail sales and establishing distribution channels for the AIR TASER product line which was sold to private citizens for self defense. In fact, our marketing efforts were limited by a non-compete agreement that prohibited the marketing or sale of our products to the U.S. law enforcement and military markets. In 1998, the non-compete agreement that had precluded sales to the law enforcement and military markets expired. In anticipation of its expiration, we focused our research and development efforts on the ADVANCED TASER product line. Our change in focus from the private citizen market to the law enforcement market resulted from a market analysis that suggested it was critical to first prove the effectiveness of our technology in the professional law enforcement community. In December 1999, we introduced the ADVANCED TASER device for sale in the law enforcement market.
      The first full year of ADVANCED TASER product line sales was 2000. Although we had limited financial resources, we spent the year building the distribution channel for marketing the product line and developing a nationwide training program to introduce the product line to law enforcement agencies, primarily in North America. In 2001, we made significant changes to support the growing demand for the ADVANCED TASER product line. We developed a manufacturing infrastructure inclusive of direct assembly and material management to support product demand. We also completed in 2001 an initial public offering of 800,000 units, at $13.00 per unit, each unit consisting of one and one half shares of common stock and one and one half warrants to purchase one share of common stock with net proceeds to us of approximately $8.4 million. Proceeds from the offering were used to retire debt, increase inventory and working capital and fund future sales and marketing programs. During 2001, we relocated our corporate headquarters to a larger, more modern facility, expanded our sales and marketing efforts, and sold or provided ADVANCED TASER devices to more than 1,000 police agencies worldwide.
      In 2002, Company management worked with officials from United Airlines and a Washington lobbying firm to assist with safety studies and to initiate legislative changes which would allow the ADVANCED TASER device to be deployed on board commercial aircraft. On November 25, 2002, Congress approved The Homeland Security Act of 2002 allowing individual carriers to apply to the Undersecretary of Transportation for Security, on a case by case basis, to deploy our weapon system. As of January 2003, two commercial carriers, United Airlines and Mesa Airlines, had submitted these applications to the Transportation Security Administration (TSA) for approval. In November 2004, the TSA granted approval for the first commercial airline to deploy TASER devices on flights.
      In April 2002, the Company was notified that it had received a grant from the Office of Naval Research to aid the U.S. Government with the development of non-lethal weapons for the military. This grant provided us with added funding for our research and development efforts, and also validated our position as a leader in non-lethal technologies. In September 2002, our grant funding was augmented with an additional $349,000 to pursue the concepts developed in Phase I of the award, bringing the total award under this grant to $479,000. The Company received a grant for an additional $515,000 from the Office of Naval Research at the end of 2004. At the close of 2002, three years following our initial introduction of the ADVANCED TASER device, we had more than 2000 law enforcement agencies worldwide testing and deploying our M26 weapon system. This number of agencies includes 134 departments who have either purchased, or are in the process of purchasing, one unit for each patrol or line level officer. This list of 134 departments includes two major departments, the City of Phoenix, a top-ten law enforcement agency in the U.S., and the Ohio State Troopers, a leader in the highway patrol community.
      In 2003, we remained focused on expanding our manufacturing and sales infrastructure to support the growing demand for our product. We continued developing new product capabilities, and we added new resources to expand our technology base. In May 2003, we introduced the TASER X26 device at our annual tactical conference. This product incorporated the strengths of its predecessor, the ADVANCED TASER device but also introduced to the market a new “shaped pulse” technology, and a new smaller form factor. The product design was completed, comprehensive medical safety testing was conducted, and the first weapons began shipping in September 2003.
      On June 26, 2003, we purchased the assets of Electronic Medical Laboratory Inc., doing business as Taser Technologies Inc., formerly Tasertron, a competitor in the manufacture and sale of Taser conducted energy weapons to law enforcement at the time. This purchase provided us with clear title to the “TASER” Trademark and a number of patents, eliminated litigation and market confusion, and enabled us to enter into a teaming relationship with General Dynamics.
      The protection of our intellectual property was also a priority for our engineering and legal team during 2003. After acquiring the assets of Tasertron, the next step in our strategy to build strong barriers to entry for new competitors was to strengthen our patent protection on both existing technologies, and those in varying stages of development. On October 21, 2003, we were granted a fundamental patent on our ADVANCED TASER waveform. This patent protects us against competing product development using electrical impulses ranging from half the energy of the M26 to five times the energy of the M26, or the range of electrical output capable of immobilizing a human without affecting critical organs. In addition, we purchased eight additional patents allowing us to expand our current product capabilities into new areas of weapon systems, including area denial systems, or TASER “landmine” type devices known as TASER Anti-Personnel Munition (TAPM).
      In 2003, we shipped our products to key United States Military command posts, and worked with several key international police and military forces to conduct safety and reliability testing for future deployment. These test programs included the United Kingdom, Australia and Canada. We also received Congressional approval for $1.0 million of appropriations to be used to purchase TASER brand weapons for the United States Military. And, we had our first major sale to a foreign military agency in alliance with the U.S. in the war against terror.
      In 2004, the Company continued to expand, growing its revenue internally by 177% compared to 2003. In 2004, the Company also announced its new TASER X26C Citizen Defense System, targeted to the private citizen self-defense market, and began shipments of this product late in the third quarter. The Company booked the largest order in its history when it sold $3.7 million of TASER products to the city of Houston, TX. The Company also booked significant sales to the United States Military and the National Guard. In addition, the Company completed the development of the X-rail system to attach a TASER X26 to the stock of an M-16 assault rifle using the Picatinny rail system as well as the launch of an extended range cartridge that improved the maximum range of TASER devices to 25 feet.
      The Company also achieved several important legislative and safety approvals for its products. In July 2004, the State of Massachusetts passed legislation allowing TASER devices to be used by police (prior legislation precluding the use of TASER devices was overturned). The Transportation Security Administration approved the use of TASER devices on commercial aircraft in November 2004. The United States Department of Defense Human Effects Center of Excellence (HECOE) concluded an extensive review of TASER devices concluding that, while additional studies would be helpful, TASER devices are generally safe and effective, and that data indicated TASER devices reduce injuries to police officers and suspects when compared to alternatives along the force continuum. Several international governments also approved the use of TASER devices, including the United Kingdom, Finland, Sweden, and South Korea. Finally, the Company established the TASER Foundation for the families of fallen law enforcement officers in the fourth quarter of 2004. The TASER Foundation was funded with initial commitments for over $700,000 from TASER International, Inc. employees. The TASER Foundation is a structured means for TASER International to give back to the community in a very targeted fashion to support the law enforcement community which has helped us to build our company.
Products
      Our devices use compressed nitrogen to shoot two small, electrified probes up to a maximum distance of 25 feet. The probes and compressed nitrogen are stored in a replaceable cartridge attached to the base of the device. Our proprietary replacement cartridges are sold separately.
      After firing, the probes discharged from our cartridges remain connected to the device by high-voltage insulated wires that transmit electrical pulses into the target. These electrical pulses are transmitted through the body’s nerves in a manner similar to the transmission of signals used by the nervous system to communicate within the body. The pulses temporarily overwhelm the normal electrical signals within the body’s nerve fibers, impairing subjects’ ability to control their bodies or perform coordinated actions. The TASER device’s electrical output can penetrate up to two inches of clothing. The initial effect lasts up to ten seconds and the charge can be repeated for up to approximately ten minutes by repeatedly firing the device, if required.
      Since all our devices use the same cartridges, we can support multiple platforms and still achieve economies of scale in cartridge production. Our cartridges contain numerous colored, confetti-like tags bearing the cartridge’s serial number. These tags, referred to as Anti-Felon Identification tags, or AFIDs, are scattered when one of our devices is fired. We require sellers of our products to participate in the AFID program by registering buyers of our cartridges. In many cases, we can use AFIDs to identify the registered owner of cartridges fired.

      We introduced our initial product, the AIR TASER, in 1994. We designed the AIR TASER to look like a cellular telephone rather than a gun to target the consumer electronics market. During its life cycle, the AIR TASER product line consisted of the AIR TASER, a cartridge that shoots two small, electrified probes up to 15 feet, an optical laser sight, and a number of holstering accessories. However, in 2003, we discontinued the manufacture of this model after building all available units from raw material inventory, and are continuing to sell off available units into the private citizen market.
      We developed the ADVANCED TASER product line, launched in December 1999, primarily for the law enforcement and corrections market. The ADVANCED TASER device is one of our primary products. We sell the M26 version of this device exclusively to law enforcement, military, corrections agencies and to the commercial airline industry. Currently, the ADVANCED TASER product line consists of the ADVANCED TASER device (there are three versions: the M26, the M18 and the M18-L), various cartridges that shoot two small, electrified probes up to 25 feet, rechargeable batteries, a battery recharging system, data download package, extended warranty packages, and a number of holstering accessories.
      In addition to the law enforcement line of ADVANCED TASER products, we also developed a slightly less powerful private citizen version of the ADVANCED TASER device for the private citizen self defense market. This line includes the ADVANCED TASER M18L, with integrated laser sight, the ADVANCED TASER M18 without an integrated laser sight, a cartridge that shoots two small, electrified probes up to 15 feet, and a number of holstering accessories.
      In 2003, we introduced the TASER X26, with Shaped Pulse Technology. This device uses a highly refined energy pulse that concentrates a small portion of energy to first penetrate the clothing barrier, while the majority of electrical charge is held in reserve, flowing freely through the barrier once the leading edge has been penetrated. The TASER X26 product line consists of the TASER X26 (there are two versions: the law enforcement X26 and the private citizen X26C), various cartridges that shoot two small, electrified probes up to 25 feet, a digital power magazine, data download package, extended warranty packages, and holstering accessories.
      Our products are sold primarily through our network of distributors at a wide range of prices and directly to law enforcement agencies across the United States. Our most inexpensive private citizen product is the entry-level ADVANCED TASER M18 product with a retail price of $299.95. Our high-end private citizen model, the X26C, was introduced during the third quarter of 2004 and is sold in a kit which retails for $995.95. The kit includes the X26C device, six cartridges, a holster and a coupon which can be redeemed for a one hour one-on-one training session with a certified instructor in the citizen’s home. The ADVANCED TASER device was our best selling item in 2003. In 2004, the Company’s X26 product was its best selling product. Law enforcement distributors sell the ADVANCED TASER M26 to police and corrections agencies for $399. The TASER X26 was introduced to law enforcement in 2003, and is sold to police and corrections agencies for $799. Retail cartridge prices range from $16 for law enforcement to $30 per unit for private citizen purchases.
      The Company also introduced its X-Rail system in 2004, which allows the X26 conducted energy device to be attached to military and law enforcement rifles via a Picatinny rail giving the user lethal and non-lethal options on the same weapon. In 2004, the Company also had successful field trials of its TASER Anti-Personnel Munition (TAPM) area denial device which is being developed with General Dynamics.
      We offer a lifetime warranty on the AIR TASER. Under this warranty, we will replace any AIR TASER that fails to operate properly for a $25 fee. The AIR TASER is designed to disable an attacker for up to 30 seconds, and we encourage private citizens to leave the unit and flee after firing it. As a result, we also provide free replacement units to private citizens who follow this suggested procedure. To qualify for the replacement unit, users must file a police report that describes the incident and confirms the use of the AIR TASER. Warranty costs under the AIR TASER replacement policy have been minimal to date. Historically, approximately 2% of the AIR TASERs sold by us were returned by end users in connection with a warranty claim.
      We offer a one year no-questions-asked replacement policy on the ADVANCED TASER devices and TASER X26 devices. After the warranty expires, if the device fails to operate properly for any reason, we will replace the ADVANCED TASER device for a fee of $75, and the TASER X26 on a time and materials basis. These fees are intended to help defray the handling and repair costs associated with product returns. This policy is attractive to our law enforcement and corrections agency customers. In particular, it avoids disputes regarding the source or cause of any defect.
      It is our policy to maintain a warranty reserve equivalent to estimated future warranty claims for products sold. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. Warranty costs under the ADVANCED TASER device and TASER X26 device replacement policy totaled $361,000 in 2004 and $302,000 in 2003. And as of December 31, 2004, our reserve for warranty returns was $458,000 compared to the $313,000 reserved in 2003.
Markets

Law Enforcement and Corrections
      Federal, state and local law enforcement agencies in the United States currently represent the primary target market for our ADVANCED TASER device and TASER X26 products. In the law enforcement market, over 7,000 law enforcement agencies have made initial purchases of our TASER brand devices for testing or deployment. These agencies include the Unites States Secret Service, Los Angeles Police Department, Los Angeles County Sheriff’s Department, New York Police Department, Chicago Police Department, Las Vegas Metropolitan Police Department, Seattle Police Department, the Royal Canadian Mounted Police, Miami Police Department, Denver Police Department, Houston (TX) Police Department, Fort Worth (TX) Police Department, Orange County (FL) Sheriff’s Department, Chandler (AZ) Police Department, Philadelphia Police Department, and Minneapolis Police Department. In addition, 1,468 police departments, including Phoenix (AZ) Police Department, Ohio State Troopers, Cincinnati, San Diego, Reno, Houston (TX), Sacramento, Albuquerque, Citrus County (FL) Sheriff’s Office and Clay County (FL) Sheriff’s Office have purchased or are in the process of purchasing one TASER device to issue to each of their on duty patrol officers.
      We believe our TASER products could prove equally suitable for use in correctional facilities and we have begun to see TASER devices deployed in correctional facilities such as those operated by the Los Angeles Custody Division and the State of Wisconsin.

Military Forces, both United States and Foreign Allies
      Military police forces in the United States and overseas represent another key market for TASER devices. During 2004, we saw our non-lethal weapon systems deployed to key strategic locations for our United States Military and allies abroad. In several cases, they were used to reduce civilian and prisoner casualties resulting from combat operations in populated regions, and for prison control. In addition, new TASER prototype devices were tested by strategic military personnel for performance and field suitability. In total, we have shipped military users approximately 5,400 TASER devices to date. These shipments include one large order to a foreign military of 3,348 ADVANCED TASER M26’s. In 2004, the Company had its single largest order from the United States Military for $1.8 million which included TASER devices and cartridges. In addition, the Company had a $440,000 order for X26 conducted energy devices and cartridges which shipped to the United States National Guard during 2004. The Company also introduced its X-Rail system in 2004, which allows the X26 conducted energy device to be attached to assault rifles via a Picatinny rail giving the user lethal and non-lethal options on the same device.
      On September 30, 2003, President Bush signed into law the 2004 Fiscal Year Defense Appropriations Bill providing $1.0 million toward the purchase of TASER non-lethal conducted energy devices by the Department of Defense. As of December 31, 2004, all funds under this budget line item have been spent.
      In April 2002, we were awarded the first phase of a four-phase cost-plus-profit grant from the Office of Naval Research. The grant was to fund the development of non-lethal weapon systems for the United States Military, and provided approximately $130,000 of capital for our research and development efforts. In

September 2002, our funding was increased by an additional grant of $349,000, which provided total funding of $479,000. As of December 31, 2003, we completed and recognized revenue equal to 95% of this project, or $456,000. Due to our success in the first and second phase of this research, the Company was awarded a $515,000 grant for phases three and four of the project in late 2004.
      In addition to our work with the Office of Naval Research, we have also begun working with General Dynamics on the development of area denial systems, utilizing TASER core technologies, for the United States Military. The TAPM (TASER Anti-Personnel Munition) was successfully trialed for the United States Military at the Picatinny Arsenal during 2004, and the Company is now working with General Dynamics on producing prototypes for the military to test.

Commercial Airlines
      The commercial airlines became a new market for us in 2001. Following the events of September 11, 2001, the commercial airline industry implemented added security measures to protect its passengers and crew. These measures, some voluntary and some mandated by the federal government, included reinforcement of cockpit doors, increased airport security, and the testing of effective devices for storage and use on airlines.
      Initially, the Company’s management believed approval of non-lethal devices for airline use would occur in 2002. However, because of an overwhelming array of security issues and programs demanding TSA approval, this item was delayed. Two commercial carriers, United Airlines and Mesa Airlines supported the use of our TASER device for on-board security. And both, in accordance with the Homeland Security Act of 2002, applied to the TSA for formal approval to deploy the ADVANCED TASER M26 device platform. TSA completed in May 2003 a Congressional mandated study on non-lethal weapons. The study affirmed that the ADVANCED TASER M26 would be an appropriate weapon for on board aircraft use and the TSA formally approved a major airline’s application to carry the device on its flights in November 2004.
      In addition, the Vision 100 — Century of Aviation Reauthorization Act which was signed into law on December 12, 2003 (Public Law 108-176), contained a sense of Congress that “members of flight deck crew of cargo aircraft should be armed with a firearm or TASER device to defend the cargo aircraft against an attack by terrorists that could result in the use of the aircraft as a weapon of mass destruction or other terrorist purposes.” As of December 2004, management was not aware of any cargo carriers that are pursuing the deployment of either the ADVANCED TASER M26 or TASER X26 device aboard cargo aircraft.

Private Security Firms and Guard Services
      We are still in the early stage of pursuing additional opportunities for sales of the TASER devices in private security markets, and have made only limited sales to date. However, a report of the Security Industry Association for 1999-2000 estimated that there were over 1.7 million privately employed security guards or personnel in the United States. They represent a broad range of individuals, including bodyguards, commercial and government building security guards, commercial money carrier employees and many others, and represent a large potential market.

Private Citizen/Personal Protection
      Prior to the introduction of the ADVANCED TASER device in late 1999, the majority of our annual revenue was derived from private citizen sales. However, since the introduction of the ADVANCED TASER device in 2000, our annual revenue from private citizen sales has dropped to a range of $1.0 to $1.7 million per year. The Company introduced a private citizen version of the X26 device (X26C) during the third quarter of 2004 and agreed to a distribution agreement with one of its distributors to distribute the X26C to federal firearms licensed dealers (FFL) for public sale in December 2004. During 2004, private citizen sales increased due to the introduction of the X26C to approximately $1.7 million. We believe private citizen sales could become a more meaningful portion of our revenues going forward depending on the success of the X26C product and legislation relating to the purchase of our products by private citizens in each state.

Sales and Marketing
      Law enforcement, military and corrections agencies represent our primary target markets. In each of these markets, the decision to purchase TASER devices is normally made by a group of people including the agency head, his training staff, and weapons experts. Depending on the size and cost of the device deployment, the decision may involve political decision-makers such as city council members and the federal government. The decision-making process can take as little as a few weeks or as long as several years. Although the Company has focused on three primary markets, we have been able to expand our customer base to thousands of end users within these markets. In 2004, we shipped a total of 16,612 orders at an average sale price of $4,072 per shipment. This compares to 9,580 orders shipped in 2003, at an average sales price of $2,553 per order.
      Since the introduction of the ADVANCED TASER device in 1999, the Company has used several types of media to communicate the costs and benefits of deploying its device systems. These campaigns have included the development of CD/DVD packages geared toward law enforcement leaders in the community, advertisements in law enforcement publications, and the use of more than 1,000 training classes conducted around the world. The Company also targets key regional and national law enforcement trade shows where it can demonstrate the TASER devices to leading departments. The Company also held its fifth annual U.S. tactical conference for the trained master instructors, and law enforcement training officers, and conducted its third European tactical conference to reach customers in more than 30 countries, including the United Kingdom, Germany, Spain, Austria, Switzerland, Czech Republic, and Finland, who have either expressed an interest in, or who are already in the process of testing or deploying TASER devices. The focus of these conferences in 2004 and 2003 was to introduce and train the officers in the use of the TASER X26, and to introduce the new XP Cartridge for law enforcement use.
      The Company plans to continue investment in the area of law enforcement trade shows and conferences in 2005, as it has provided the ability to market its products to a target audience. We believe these types of activities accelerate penetration of our TASER product lines in each market, which should lead to increased visibility in both the private security and private citizen markets and reinforce the value of non-lethal devices for self-defense. We have developed a private citizen version of our ADVANCED TASER device for individual use. These models, the M18L and M18, offer the private citizen the same features sold to law enforcement, but with a shorter wire length for cartridge deployment and a slightly reduced power setting. We introduced the private citizen version of our TASER X26 system during the third quarter of 2004.

United States Distribution
      With the exception of several accounts to which we sell directly, the vast majority of our law enforcement agency sales in the Unites States occur through our network of 28 law enforcement distributors. In addition, we added one military and government contracting distributor in 2003. These distributors were selected based upon their reputation within their respective industries, their credit worthiness, and their distribution network. We maintain tight controls over our law enforcement distributors to help ensure that our service standards are achieved. We also reserve the right to take any large agency order directly to secure our credit interest.
      Sales in the private citizen market are made through web sales and through 25 commercial distributors. In December 2004, the Company entered into an distribution agreement with one of its existing law enforcement distributors to distribute the X26C to federal firearms licensed dealers (FFL) for public sale.
      Due to the confidential nature of the relationships established with the major U.S. airlines, we intend to transact directly all future sales of our products to the commercial airline industry. These direct sales will enable us to assist the airlines in the development of training and tactical applications, and to provide on-site equipment maintenance services as they are required.

International Distribution
      We concentrated our marketing resources on penetrating the United States law enforcement and corrections market since the development of the ADVANCED TASER device in late 1999. Our international sales efforts prior to 2004 were limited to select presentations and training seminars conducted by TASER personnel. These presentations included the introduction of TASER devices in Europe and parts of the Middle East, South America and Asia. Our focus in 2004 was on the countries which were furthest along in the process. These countries included the United Kingdom, France, Australia, and South Korea. The United Kingdom completed a three year study of TASER brand conducted energy devices during 2004. Their study ended in September with the Home Office Secretary, David Blunkett, approving their use by all firearms officers. Total UK sales accounted for 46 percent of our total international sales in fiscal 2004. With the approval coming late in the year, we expect total UK sales to increase in 2005. Similarly, Australia completed pilot programs in seven of its states and wrote favorable reports on TASER brand products. France initiated its testing early in the year and had many widely publicized uses. These uses resulted in favorable feedback from law enforcement unions, officers, and government officials. The results of their pilot program are expected to become available sometime in 2005. French sales accounted for approximately 4.5 percent of our total international sales in 2004. We plan to continue to focus our efforts in territories that are moving in the direction of non-lethal weaponry. During 2005, we plan to bolster our international presence by expanding our focus to a larger number of countries. We also plan to establish more of a global presence by attending many large international tradeshows. In December 2004, we also appointed a Vice President of International Sales who we expect to focus his energies in growing the export markets for our products.
      We continue to work through a network of international distributors that work in a specific territory. Our international distributors buy our products and resell them to dealers and end users. These distributors generally work under short term exclusive agreements. Our 53 distributors get direct support from us with customer service, tradeshows, and training classes. We shipped products to approximately 43 countries during fiscal 2004. Sales volume ranged from $400 to just under $1 million. Our sales outside the U.S. accounted for approximately 4% of our sales in 2004 and 12% of our total sales in 2003. The lower percentage of international sales in 2004 is attributable primarily to the growth in the United States market in 2004.

Training Programs
      Most law enforcement, military and corrections agencies will not purchase new weapons until a training program is in place to certify all officers in their proper use. We offer a sixteen-hour class that certifies law enforcement and corrections agency trainers as instructors in the use of the TASER devices. As of December 31, 2004, approximately 18,922 law enforcement officers around the world have been trained and certified as instructors in the proper use of TASER brand devices. This includes approximately 18,102 officers in the United States and 822 in other countries.
      Currently, 347 of our certified instructors have undergone further training and became certified as master instructors. We authorize these individuals to train other law enforcement and corrections agency trainers, not just end-users within these organizations. Military personnel are trained by our Chief Master Instructor. Approximately 150 of our master instructors have agreed to conduct TASER device training classes on a regular basis. These instructors can independently organize and promote their own training sessions or teach at training classes arranged by the Company. The Company provides logistical support for the training classes in both instances. The master instructors are independent professional trainers, serve as local area TASER experts, and assist in conducting TASER demonstrations at other police departments within regions. On January 1, 2001, we implemented a $195 charge for each training attendee. We pay master instructors a per-session training fee for each session they conduct. We conducted over 350 training courses in 2004 and, as of December 31, 2004, we have conducted a cumulative 1,006 training courses during which we have trained more than 17,700 individuals in the use of TASER products. The Company has also designed a training course for private citizen customers. Customers who purchase an X26C device receive a certificate good for a one hour, one-on-one training session with a X26C certified instructor. The Company has over 400 instructors certified to give the X26C training.
      During 2002, we created a Training Board, consisting of Hans Marrero, our Chief Master Instructor, four active duty police officers, and one retired law enforcement trainer to coordinate the growing demands of our training program. In 2003 the Board was expanded to include a representative from the commercial airline industry, and one additional active duty police officer. This board annually reviews the qualifications of the master instructors, and provides retraining or certification as required. In addition, the Training Board oversees the trainers and curriculum to ensure new tactics and policies are properly communicated and implemented, and gives input into new product development. The Company created the new position of Director of Training during 2004 and this person also serves on the Training Board. In order to gain new perspectives on the training, the Company added five new members to its training board in late 2004. The new members replaced four training board members who rotated off the training board.
Manufacturing
      We conduct manufacturing and final assembly operations at our headquarters in Scottsdale Arizona and we own all of the equipment required to manufacture and assemble our finished products, as well as all molds, schematics, and prototypes utilized by our vendors in the production of required raw materials and sub-assemblies. With our current work force, on two shifts, we are able to produce approximately 80,000 cartridges per month, and more than 7,500 TASER devices. We can expand our production capabilities by adding additional personnel with negligible new investment in tooling and equipment.
      In 2004, we implemented our first automated production line to increase the throughput of the cartridge assemblies. During 2005 and 2006, we intend to automate more functions in our production process by including other processes in the cartridge and high-voltage assembly lines.
      We currently purchase finished circuit boards and injection-molded plastic components from suppliers located in the Phoenix area. Although we currently obtain these components from single source suppliers, we own the injection molded component tooling used in their production. As a result, we believe we could obtain alternative suppliers without incurring significant production delays. We also purchase small, machined parts from a vendor overseas, custom cartridge assemblies from a proprietary vendor in Arizona, and electronic components from a variety of foreign and domestic distributors. We believe there are readily available alternative suppliers in most cases who can consistently meet our needs for these components. We acquire most of our components on a purchase order basis and do not have long-term contracts with suppliers. We believe that our relations with our suppliers are good.
Competition

Law Enforcement and Corrections Market
      The primary competitive factors in the law enforcement and corrections market include a weapon’s cost, effectiveness, and ease of use. During 2004, two new competitors announced that they planned to introduce products that directly compete with the products manufactured and sold by the Company. The two companies are expected to launch their products during the first quarter of 2005. The Company believes that its strong relationship with customers, its large installed base of products, and the significant amount of medical and safety testing done on its product will provide the Company with a competitive advantage over the new competitors.
      We also believe the ADVANCED TASER device and TASER X26 device also compete indirectly with a variety of other non-lethal alternatives. These alternatives include, but are not limited to pepper spray and impact weapons sold by companies such as Armor Holdings, Inc., and Jaycor, Inc. We believe our TASER brand device’s advanced technology; versatility, effectiveness, and low injury rate enable it to compete effectively against other non-lethal alternatives.
      On June 26, 2003, we purchased the assets of Electronic Medical Research Laboratories, Inc., doing business as Taser Technologies, Inc., formerly Tasertron. Prior to our purchase, Taser Technologies was the sole remaining manufacturer of the original Taser device introduced in the 1970’s. It is our opinion that as of the date of acquisition, fewer than 200 police departments deployed Taser Technologies weapons, with fewer than 5,000 total weapons in the field. As of December 31, 2004, more than 7,000 departments had purchased in the aggregate more than 130,000 of the Company’s TASER brand devices. Some of these agencies previously deployed Taser Technologies weapons.

Military Market
      In the military markets, both the United States and abroad, a wide variety of weapon systems are utilized to accomplish the mission at hand. Conducted energy devices have gained increased acceptance during the last two years as a result of the increased policing roll of military personnel in the conflicts in both Iraq and Afghanistan. There has also been an increased awareness of the use of non-lethal weapons to preserve human intelligence. TASER devices give our armed forces one means to capture or immobilize targets without using lethal force. The Company is the only supplier providing conducted energy weapons to these agencies. There is indirect competition from pepper spray and impact weapons sold by companies such as Armor Holdings, Inc., and Jaycor, Inc.

Private Citizen Market
      Conducted energy weapons have gained limited acceptance in the private citizen market for non-lethal weapons. These weapons compete with other non-lethal weapons such as stun guns, batons and clubs, and chemical sprays. The primary competitive factors in the private citizen market include a weapon’s cost, effectiveness, and ease of use. The widespread adoption of the Company’s TASER devices by prominent law enforcement agencies may help us overcome the historical perception of a lack of private citizen confidence in conducted energy weapons.
      In the private citizen market, the AIR TASER formerly competed with a conducted energy weapon introduced by Bestex, Inc. in 1996, called the Dual Defense, and indirectly competed with other non-lethal alternatives. In July 2002, the Company purchased U.S. Patent No. 5,078,117 from Mr. John Cover. This patent covers the propulsion system of our air cartridge. Prior to our purchase, Mr. Cover had granted licenses to both Bestex and TASER International. However, at the time we purchased the patent, Bestex had not renewed its license, and subsequently lost its right to continue utilizing the patented technology. Therefore, we believe our products will only compete with remaining inventories of the Bestex Dual Defense product produced prior to July 2002, as the continued manufacture by Bestex of the existing Dual Defense product beyond such date would be an infringement of our patent rights.
Regulation

United States Regulation
      The AIR TASER device, ADVANCED TASER device, and TASER X26 device, as well as the cartridges used by these devices, are subject to identical regulations. None of our devices are considered to be a “firearm” by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives. Therefore, no firearms-related regulations apply to the sale and distribution of our devices within the United States. In the 1980’s however, many states introduced regulations restricting the sale and use of stun guns, inexpensive hand-held shock devices. We believe existing stun gun regulations also apply to our device systems.
      In 2002 through 2004, we worked with several law enforcement agencies, government agencies and distributors to overturn prior legislation preventing the sale of TASERs to law enforcement agencies in certain regions of the U.S. In August 2004, the Commonwealth of Massachusetts changed its laws to allow law enforcement agencies to deploy TASER devices. These combined efforts were successful in changing the legislation in the states of Hawaii, Massachusetts and Michigan. We consider this to be a dramatic change in regulations as, for example, prior to the amendment to the Michigan Penal Code, the possession of a TASER or electronic weapon of any kind in Michigan could result in a felony conviction. Currently, New Jersey is the only remaining state in which TASER technology is prohibited for law enforcement use.
      In many cases, the law enforcement and corrections market is subject to different regulations than the private citizen market. Where different regulations exist, we assume the regulations affecting the private citizen market also apply to the private security markets except as the applicable regulations otherwise specifically provide.

      Based on a review of current regulations, we have determined the following states regulate the sale and use of our device systems:

Law Enforcement
State	Use	Private citizen Use

Connecticut	Legal	Legal, subject to restrictions
Florida	Legal	Legal, subject to restrictions
Hawaii	Legal	Prohibited
Illinois	Legal	Legal, subject to restrictions
Indiana	Legal	Legal, subject to restrictions
Massachusetts	Legal	Prohibited
Michigan	Legal	Prohibited
New Jersey	Prohibited	Prohibited
New York	Legal	Prohibited
North Carolina	Legal	Legal, subject to restrictions
North Dakota	Legal	Legal, subject to restrictions
Rhode Island	Legal	Prohibited
Washington	Legal	Legal, subject to restrictions
Wisconsin	Legal	Prohibited

United States Export Regulation
      Our device systems are considered a crime control product by the United States Department of Commerce. Accordingly, the export of our device systems is regulated under export administration regulations. As a result, we must obtain export licenses from the Department of Commerce for all shipments to foreign countries other than Canada. Most of our requests for export licenses have been granted, and the need to obtain these licenses has not caused a material delay in our shipments. The need to obtain licenses, however, has limited or impeded our ability to ship to certain foreign markets. Export regulations also prohibit the further shipment of our products from foreign markets in which we hold a valid export license to foreign markets in which we do not hold an export license for the products.
      In addition, in the fall of 2000, the Department of Commerce adopted new regulations restricting the export of technology used in our device systems. These regulations apply to both the technology incorporated in our device systems and in the processes used to produce them. The technology export regulations do not apply to production that takes place within the United States, but is applicable to all sub-assemblies and controlled items manufactured outside the United States.

Foreign Regulation
      Foreign regulations which may affect our weapon systems are numerous and often unclear. We prefer to work with a distributor who is familiar with the applicable import regulations in each of our foreign markets. Experience with foreign distributors in the past indicates that restrictions may prohibit certain sales of our products in a number of countries. The countries in which we are aware of restrictions for both citizens and law enforcement include: Belgium, Denmark, Hong Kong, Italy, Japan, Malaysia, New Zealand, the Netherlands, Norway, Serbia, and Pakistan.
      Additionally, Australia, Canada, Greece, India, Latvia, Lithuania, South Korea, Sweden, and Switzerland permit our products to be sold only to law enforcement and corrections agencies. During 2003, Switzerland completed a review of TASER brand devices, and has approved their use for law enforcement. Although there have been no significant orders from this country, this approval is a milestone in reversing legislation in the international community that previously prohibited the use of TASER brand devices.
      Previously, the United Kingdom was among the countries where TASER technologies were prohibited. However, in January 2003, the British Police announced that the national government would be backing a

TASER pilot program for five police forces within the UK. The agencies participating in the trial program of the ADVANCED TASER M26 include: the Northamptonshire Police, Lincolnshire Police, Thames Valley Police, North Wales Police and Metropolitan Police. This decision came after the completion of two years of testing by the Police Scientific Development Branch of the Home Office in England, during which the product was reviewed for operational effectiveness and medical safety. Following a detailed evaluation of a 12-month operational trial of the ADVANCED TASER device, which was carried out by the five police forces, the Home Secretary David Blunkett agreed that firearms officers in forces nationwide can now use the hand-held electrical device as of September 2004. To date, there have been several successful outcomes involving the use of TASER devices reported by the police forces deploying the weapons system.
      TASER device sales to civilians are permitted in Austria, Bahamas, Bulgaria, Costa Rica, Croatia, Czech Republic, Ecuador, France, Germany (device must look like a gun and not have a laser sight), Mexico, Poland, Romania, Slovenia, and South Africa.
Intellectual Property
      We protect our intellectual property with U.S. and foreign patents and trademarks. In addition, we use confidentiality agreements with employees, consultants and key suppliers to help ensure the confidentiality of our trade secrets.
      The Company owns the following U.S. Patents: Patent No. 5,078,117, which expires in 2010, applies to cartridges for the M26 and X26, specifically, use of a compressed gas cylinder to store the propellant for the darts. The Bureau of Alcohol, Tobacco, Firearms, and Explosives classification of firearms does not apply to the M26 and X26 because the propellant for the darts in the M26 and X26 is not gunpowder but compressed nitrogen gas. Patent No. 6,636,412, which expires in 2019, applies to the M26, specifically, circuitry and operating methods for producing the ADVANCED TASER electrical output waveform. Patent No. 5,698,815, which expires in 2015, applies to a non-lethal electronic projectile fired from a conventional weapon. Patent No. 5,654,867, which expires in 2014, applies to weapons for immobilization, specifically, an arrangement for two laser sights, one for each dart. Patent No. 5,936,183, which expires in 2017, applies to non-lethal area denial devices, such as land mines that deploy cartridges as described above. Patent No. 5,955,695, which expires in 2017, applies to non-lethal area denial devices, such as land mines, capable of automatic aiming of deployed cartridges. Patent No. 6,269,726, which expires in 2017, applies to remotely controlled non-lethal weapons operated via video camera for protection of facilities and vehicles against personnel. Patent No. 6,256,916, which expires in 2019, applies to hand-held stun devices that do not propel darts.
      Foreign patents owned by the Company include the following. European Regional Patent No. EP 960048 provides the basis for granted patents in six countries (Great Britain, Belgium, France, Germany, Switzerland, and Italy) which expire in 2017 and apply to non-lethal area denial devices. These patents correspond to U.S. Patent No. 5,936,183, discussed above. European Regional Patent No. EP 993403 provides the basis for granted patents in each of the same six countries which expire in 2017 and apply to automatic aiming of cartridges deployed, for example, from a land mine. These patents correspond to U.S. Patent 5,955,695, discussed above.
      The Company continues to apply for U.S. and foreign patents to protect its technologies. Pending patent applications apply to the ADVANCED TASER M26, the TASER X26, and planned new products.
      Registered trademarks used in connection with current products and services and owned by the Company include ADVANCED TASER (U.S. Reg. No. 2,797,467), TASER (Japan Reg. No. 4826928 and South Africa Reg. No. 95/11583), and our globe with lightning bolt logo (Japan Reg. No. 4826503). Additionally, the Company has pending trademark applications in the U.S. and several foreign countries. The Company owns the internet domain name “Taser.com”.

Research and Development
      Our research and development initiatives are conducted in two separate categories. The first is internally funded research and development, and the second is research funded by the Office of Naval Research. Both categories focus on next generation technology, yet are differentiated by their time to completion and accounting treatment. Internally funded research has been primarily focused on improvements to existing TASER products, or the development of new applications for TASER technology. The work being done for the Office of Naval Research has been focused on developing weapon systems to be used in military combat or policing activities. These projects are more long-term in nature, and involve several outside resources. Both avenues of research are led by our internal personnel and make use of specialized consultants when necessary. These initiatives include bio-medical research and electrical and mechanical engineering. We expect that future development projects will focus on reducing the size, extending the range, and improving the functionality of our products.
      Our investment in internally funded research totaled approximately $824,000 in 2004 and $498,000 in 2003. The increase in expenditures for 2004 was driven by increased headcount in the R&D area as the Company added staff to develop new products in the pipeline. The research funded by the Office of Naval Research (ONR) has been completed on a cost-plus-profit basis, and the grant proceeds in 2004 were approximately $12,000 compared to $277,000 in 2003. The decrease in research funding is partially a timing difference as the Company did not receive its grant for phases 3 and 4 of the extended range projectile project until late 2004. Periodically as work is completed, an invoice summarizing the reimbursable expenses is submitted to the ONR for payment. The payment request details the costs expensed in the period and adds a nominal profit. Because this project generates profit for the Company, the reimbursement is recognized as a component of revenue, and the associated expenditures are expensed as a component of cost of products sold.
      As we progress with projects underway, we expect that our research and development expenditures will increase as a percentage of sales. This is due to the addition of personnel in our research and development department and the costs associated with conducting and preparing biomedical studies, and contracting for the services of medical experts to review our product developments. The Company expects to have a prototype of its Extended Range Projectile ready to test in 2005. The Company also plans to produce prototypes of the TASER Anti-Personnel Munition in 2005.
      During 2003, two products were introduced to our customer base. The first was the TASER X26, the next generation TASER device and the other was a new 21 foot cartridge for our law enforcement customers. The new cartridge, called the XP, was developed to address heavy clothing penetration requirements encountered in colder climates and during the winter months. This cartridge was further improved in 2004 by increasing its range to 25 feet and changing the dart body to an assembly of aluminum and brass.
      During 2004, our Operations Division was reorganized to expedite the development of new products, to streamline the production of existing products, and ready the manufacturing division to accept new technologies coming out of research and development. This reorganization included the expansion of our existing Research and Development and Manufacturing Engineering teams and the creation of a new Quality Assurance Department.
Employees
      As of December 31, 2004, we had 226 full-time employees and 23 temporary manufacturing employees. The breakdown by department is as follows: 169 direct manufacturing employees and 80 administrative and manufacturing support employees. Of the 80 administrative and manufacturing support employees; 26 were involved in sales, marketing, communication and training; 13 were employed in research, development and engineering; 21 were employed in administrative functions inclusive of executive management, legal, finance, accounting and investor relations; 4 were employed in the information systems technologies; and 16 were employed in manufacturing support functions.
      Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Corporate Information
      We were incorporated in Arizona in September 1993 as ICER Corporation. We changed our name to AIR TASER, Inc. in December 1993 and to TASER International, Incorporated in April 1998. In February 2001, we reincorporated in Delaware as TASER International, Inc. Our website is located at www.taser.com. The information on, or that can be accessed through, our website is not part of this Annual Report on form 10-KSB.

Item 2.	Description of Property
Principal Location, Corporate Headquarters and Manufacturing Facilities
      We conduct our operations from a 11,800 square-foot leased facility in Scottsdale, Arizona. The monthly rent for this facility is approximately $15,000. Our lease expires on December 31, 2005. In addition to our main building, we have leased three additional office suites adjacent to our building. The three auxiliary buildings total approximately 14,000 square feet, and cost the Company approximately $21,000 per month for rent. The leases for the three facilities expired on December 31, 2004 and we are currently renting the three facilities on a month to month basis. The Company is close to completing the construction of a new 100,000 square foot facility to house our operations in Scottsdale, Arizona. This building is expected to be completed and ready for occupancy by April 2005, at which time we expect to consolidate all of the U.S. operations into such facility. The Company has been paying for the construction of the facility as the work has been completed and it anticipates that it will own the building without any mortgage or other obligations when it is completed.
Investment Policies
      Our investment policy to date has been to focus resources on the development of our core business. To that end, our capital investments are made in the areas of fixed assets that will generate income through improved productivity or advanced technology. The Company’s investment choices are limited based on the Portfolio Investment Objectives which were approved by the audit committee of the Company’s board of directors. Cash reserves are invested mostly in interest bearing accounts and government sponsored securities. As of December, 2004, the Company had $14.8 million in cash and cash equivalents, and short-term and long-term investments of $35.3 million.

Item 3.	Legal Proceedings
Securities Litigation
      On January 10, 2005, a securities class action lawsuit was filed in the United States District Court for the District of Arizona against the Company and certain of its officers and directors, captioned Malasky v. TASER International, Inc., et al., Case No. 2:05 CV 115. Since then, numerous other securities class action lawsuits were filed against the Company and certain of its officers and directors. The majority of these lawsuits were filed in the District of Arizona. Four actions were filed in the United States District Court for the Southern District of New York. The parties in three of the New York actions have agreed to transfer the cases to the District of Arizona, and defendants are in the process of seeking the transfer of the fourth New York action to the District of Arizona. The parties have submitted a proposed order to consolidate all actions in the District of Arizona under the Malasky case file.
      These actions are filed on behalf of the purchasers of the Company’s stock in various class periods, beginning as early as May 29, 2003 and ending as late as January 14, 2005. The complaints allege, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, promulgated thereunder, and seek unspecified monetary damages and other relief against all defendants. The complaints allege generally that the Company and the individual defendants made false or misleading public statements regarding, among other things, the safety of the Company’s products and the Company’s ability to meet its sales goals, including the validity of a $1.5 million sales order with one of the Company’s distributors in the fourth quarter of 2004.

      Pursuant to a proposed order, which has been submitted to the court, defendants need not respond to any of the complaints originally filed in these actions. Plaintiffs will file an amended consolidated complaint after lead plaintiff and lead counsel are chosen. Defendants will then respond to the amended consolidated complaint.
Shareholder Derivative Litigation
      On January 11, 2005, a shareholder derivative lawsuit was filed in the United States District Court for the District of Arizona purportedly on behalf of the Company and against certain of its officers and directors, captioned Goldfine v. Culver, et al., Case No. 2:05 CV 123. Since then, five other shareholder derivative lawsuits were filed in the District of Arizona, two shareholder derivative lawsuits were filed in the Arizona Superior Court, Maricopa County, and one shareholder derivative lawsuit was filed in the Delaware Chancery Court. On February 9, 2005, the shareholder derivative actions pending in federal court were consolidated into a single action under the caption, In re TASER International Shareholder Derivative Litigation, Case No. 2:05 CV 123. Pursuant to the consolidating order, defendants will not respond to any of the complaints originally in these actions. Instead, defendants will respond to plaintiffs’ consolidated amended complaint. Defendants have not responded to the cases filed in the Arizona Superior Court or in Delaware Chancery Court.
      The complaints in the shareholder derivative lawsuits generally allege that the defendants breached the fiduciary duties owed to the Company and its shareholders by reason of their positions as officers and/or directors of the Company. The complaints claim that such duties were breached by defendants’ disclosure of allegedly false or misleading statements about the safety and effectiveness of Company products and the Company’s financial prospects. The complaints also claim that fiduciary duties were breached by defendants’ alleged use of non-public information regarding the safety of Company products and the Company’s financial condition and future business prospects for personal gain through the sale of the Company’s stock. The Company is named solely as a nominal defendant against which no recovery is sought.
Securities and Exchange Commission Informal Inquiry
      The Securities and Exchange Commission has initiated an informal inquiry into Taser with respect to the basis for the Company’s public statements concerning the safety and performance of the Company’s products, disclosure issues, and the accounting for certain transactions. The inquiry is ongoing.
Contract Litigation
      In March 2000, Thomas N. Hennigan, a distributor of our products from late 1997 through early 2000, sued us in the United States District Court, Southern District of New York. We had previously sued him in February 2000 but had not served him. After the New York case was dismissed in February 2001 for lack of personal jurisdiction, Mr. Hennigan brought a counterclaim in the United States District Court for the District of Arizona. Mr. Hennigan claims the exclusive right to sell our products to many of the largest law enforcement, corrections, and military agencies in the United States. He seeks monetary damages that may amount to as much as $400 million against us allegedly arising in connection with his service to us as a distributor. His claims rest on theories of our failure to pay commissions, breach of contract, promissory estoppel, breach of fiduciary duty, and on related theories. No written contract was ever signed with Mr. Hennigan. We also believe that he has no reasonable basis for claims based on informal or implied contractual rights and will be unable to prove his damages with reasonable certainty. Mr. Hennigan died in April 2001 and the case is now being prosecuted by his estate. On May 24, 2002, H.A. Russell was permitted to proceed as an additional defendant-counterclaimant. The Company filed various motions in November 2002 for partial summary judgment including a motion to dismiss his claims. On September 30, 2003, the Court issued an order granting the Company’s motion for partial summary judgment to dismiss Mr. Russell’s claims and struck Hennigan’s jury demand. On April 14, 2004, the Court issued an opinion partially granting the Company’s motion for partial summary judgment on certain joint venture, post-termination, post-death and exclusivity claims. A pretrial conference was held on February 18, 2005 and no trial date has been set.

      In September 2004, the Company was served with a summons and complaint in the matter of Roy Tailors Uniform Co., Inc. v. TASER International in which the plaintiff alleges that it is entitled to commissions for disputed sales that were made to customers that are claimed to be plaintiff’s customers for which plaintiff is seeking monetary damages. Plaintiff failed to sign a distributor agreement with the Company and did not have distribution rights with the Company. This case is in the discovery phase and a trial date has not been set.
Product Liability Litigation
      From April 2003 to March 2005, the Company was named as a defendant in 18 lawsuits in which the plaintiffs alleged either wrongful death or personal injury in situations in which the TASER device was used by law enforcement officers or during training exercises. One case has been dismissed with prejudice, another case has been dismissed without prejudice and the balance of the cases are pending. With respect to each of these 18 cases, the table below lists the name of plaintiff, the date of the suit, the jurisdiction in which the case is pending, the type of claim and the status of the matter. In each of these lawsuits, the plaintiff is seeking monetary damages from the Company. We have submitted the defense of each of these lawsuits to our insurance carriers as we maintained during these periods and continue to maintain product liability insurance coverage with varying limits and deductibles. The Company’s product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $250,000 in deductibles. The Company is defending each of these lawsuits vigorously. Although the Company does not expect the outcome in any individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability that may ultimately result from the resolution of these matters will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Del’Ostia	3/2004	US District Court, SD FL	Wrongful Death	Dismissed With Prejudice
Alvarado	4/2003	CA Superior Court	Wrongful Death	Discovery Phase
City of Madera	6/2003	CA Superior Court	Wrongful Death	Discovery Phase
Borden	9/2004	US District Court, SD IN	Wrongful Death	Discovery Phase
Thompson	9/2004	MI Circuit Court	Wrongful Death	Discovery Phase
Pierson	11/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
Glowczenski	10/2004	US District Court, ED NY	Wrongful Death	Discovery Phase
LeBlanc	12/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
Elsholtz	12/2004	TX District Court	Wrongful Death	Discovery Phase
Kerchoff	6/2004	US District Court, ED MI	Training Injury	Dismissed Without Prejudice
Powers	11/2003	AZ Superior Court	Training Injury	June 2005 Trial Scheduled
Cook	8/2004	NV District Court	Training Injury	Discovery Phase
Stevens	10/2004	OH Court Common Pleas	Training Injury	Discovery Phase
Eckenroth	11/2004	AZ Superior Court	Training Injury	Discovery Phase
Lipa	2/2005	MI Circuit Court	Training Injury	Discovery Phase
Dimiceli	3/2005	FL Circuit Court	Training Injury	Discovery Phase
Cosby	8/2004	US District Court, SD NY	Injury During Arrest	Discovery Phase
Blair	5/2005	US District Court, MD NC	Injury During Detention	Discovery Phase
Other Litigation
      In early April 2001, a patent licensee sued us in the United District Court, Central District of California. The lawsuit alleges that certain technology used in the firing mechanism for our devices infringes upon a patent for which the licensee holds a license, and seeks injunctive relief and unspecified monetary damages. While the court awarded summary judgment in our favor, the plaintiff has filed a notice of appeal. An outcome that is adverse to us, costs associated with defending the lawsuit, and the diversion of management’s time and resources as a result of the claim could harm our business and our financial condition.
      In January 2005, the Company filed litigation in U.S. District Court for the Western District of North Carolina against Stinger Systems, Inc. and Robert Gruder alleging false advertising and a violation of the Lanham Act. The defendants have filed a counterclaim against the Company alleging defamation. This case is in the discovery phase and no trial date has been set.
      In February 2005, the Company filed litigation in Superior Court for Maricopa County, Arizona against its former patent attorney, Thomas G. Watkins III, alleging breach of fiduciary duty and estoppel arising out of ownership and inventorship claims Mr. Watkins has made against a patent he filed for the Company for certain technology utilized in the TASER X26 product. This case is in the discovery phase and no trial date has been set.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Market Information
      Our Common Stock is quoted under the symbol “TASR” on The NASDAQ National Market.
      The following table sets forth the high and low closing sales prices per share for our Common Stock as reported by NASDAQ for each quarter of the last two fiscal years as adjusted for our February 11, 2004 three-for-one stock split in the form of a stock dividend, our April 29, 2004 two-for-one stock split in the form of a stock dividend, and our November 29, 2004 two-for-one stock split in the form of a stock dividend:
Common Stock “TASR”

Fiscal Quarters	High	Low

March 31, 2003	$0.38	$0.30
June 30, 2003	$1.13	$0.35
September 30, 2003	$2.70	$0.98
December 31, 2003	$7.79	$2.17
March 31, 2004	$21.89	$3.77
June 30, 2004	$32.08	$8.07
September 30, 2004	$23.00	$12.53
December 31, 2004	$33.45	$13.08
Holders
      As of December 31, 2004, there were approximately 287 holders of record of our Common Stock.
Dividends
      To date, the Company has not declared or paid cash dividends on its Common Stock. The Company’s revolving line of credit with its principal bank prohibits the payment of cash dividends.
      On January 14, 2004, the Company announced a three-for-one stock split in the form of a dividend. Under the terms of the stock split, the Company’s shareholders of record as of January 26, 2004 would receive a dividend of two shares of common stock for every one share of common stock held on that date. The dividend was paid on February 11, 2004 from authorized but unissued shares of common stock of the Company.
      On April 6, 2004, the Company announced a two-for-one stock split in the form of a dividend. Under the terms of the stock split, the Company’s shareholders of record as of April 15, 2004 would receive a dividend of one share of common stock for every one share of common stock held on that date. The dividend was paid on April 29, 2004 from authorized but unissued shares of common stock of the Company.
      On November 4, 2004, the Company announced a two-for-one stock split in the form of a dividend. Under the terms of the stock split, the Company’s shareholders of record as of November 15, 2004 would receive a dividend of one share of common stock for every one share of common stock held on that date. The dividend was paid on November 29, 2004 from authorized but unissued shares of common stock of the Company.
Recent Sales of Unregistered Securities
      No unregistered securities were sold in 2004 or 2003.

Item 6.	Management’s Discussion and Analysis or Plan of Operation
Overview
      We began operations in Arizona in 1993 for the purpose of developing and manufacturing non-lethal self-defense devices. In December 1999, we introduced our ADVANCED TASER device for sale in the law enforcement market. Although we had limited financial resources, in 2001, we focused on building the distribution channel for marketing our product line and developing a nationwide training program to introduce our product line to law enforcement agencies, primarily in North America. We also completed our initial public offering in 2001. In April 2002, we received a grant from the Office of Naval Research to aid the U.S. Government with the development of non-lethal weapons for the military. This grant provided us with added funding for our research and development efforts, and also validated our position as a leader in non-lethal technologies. In 2003, we remained focused on expanding our manufacturing and sales infrastructure to support the growing demand for our products, continued developing new product capabilities, and added resources to expand our technology base. In May 2003, we introduced our TASER X26 device which incorporated the strengths of its predecessor, the ADVANCED TASER device, but also introduced a new “shaped pulse” technology, and a smaller form factor. The TASER X26 began shipping in September 2003. In June 2003, we purchased patent applications and patents from a former competitor in the manufacture and sale of Taser conducted energy weapons to law enforcement. In 2003, we shipped our products to key United States Military command posts, and worked with several key international police and military forces to conduct safety and reliability testing for future deployment.
      Our business grew substantially in 2004 and we achieved 177% growth in net sales compared to 2003, earned $19.1 million in net income, and generated more than $30.3 million of cash through operating activities. During 2004, our TASER X26 met with significant customer approval contributing more than $46.1 million of net sales for the year. During 2004, we also achieved many of the financial objectives established by the Company at the time of our initial public offering, including our targeted gross margin; sales, general and administrative expenses; research and development costs; operating income; day’s sales outstanding and inventory turns.
      Currently, our ADVANCED TASER product line consists of the ADVANCED TASER device (there are three versions: the M26, the M18 and the M18-L), various cartridges that shoot two small, electrified probes up to 25 feet, rechargeable batteries, a battery recharging system, data download package, extended warranty packages, and a number of holstering accessories. In addition to the law enforcement line of ADVANCED TASER products, we also developed a slightly less powerful private citizen version of the ADVANCED TASER device for the private citizen self defense market. This line includes the ADVANCED TASER M18L, with integrated laser sight, the ADVANCED TASER M18 without an integrated laser sight, a cartridge that shoots two small, electrified probes up to 15 feet, and a number of holstering accessories.

      Law enforcement, military and corrections agencies represent our primary target markets. In each of these markets, the decision to purchase TASER devices is normally made by a group of people including the agency head, his or her training staff, and weapons experts. Depending on the size and cost of the device deployment, the decision may involve political decision-makers such as city council members and the federal government. The decision-making process can take as little as a few weeks or as long as several years. In 2004, we shipped a total of 16,612 orders at an average sale price of $4,072 per shipment. This compares to 9,580 orders shipped in 2003, at an average sales price of $2,553 per order. Sales into the private citizen market were not significant in 2004. With the exception of several accounts to which we sell directly, the vast majority of our law enforcement agency sales in the Unites States occur through our network of 28 law enforcement distributors. Sales in the private citizen market are made through web sales and through 25 commercial distributors.
      Our international sales are made through a network of international distributors that work in a specific territory generally under short term exclusive agreements. Prior to 2004, we concentrated our resources on the United States law enforcement and corrections market and our international sales efforts were limited. We shipped products to approximately 43 countries during fiscal 2004. Our sales outside the U.S. accounted for approximately 4% of our sales in 2004 and 12% of our total sales in 2003. During 2005, we plan to bolster our international presence by expanding our focus to a larger number of countries.
      We conduct manufacturing and final assembly operations at our headquarters in Scottsdale, Arizona and we own all of the equipment required to manufacture and assemble our finished products. With our current work force, on two shifts, we are able to produce approximately 80,000 cartridges per month, and more than 7,500 TASER devices. We believe we can expand our production capabilities by adding additional personnel with negligible new investment in tooling and equipment.
      Our devices are not considered to be a “firearm” by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives. Therefore, no firearms-related regulations apply to the sale and distribution of our devices within the United States. However, many states have regulations restricting the sale and use of stun guns, inexpensive hand-held shock devices which we believe apply to our devices.
      Our products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. Our products may cause or be associated with these injuries. A person injured in a confrontation or otherwise in connection with the use of our products may bring legal action against us to recover damages on the basis of theories including personal injury, wrongful death, negligent design, dangerous product or inadequate warning. We are currently subject to a number of such lawsuits. We may also be subject to lawsuits involving allegations of misuse of our products. If successful, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition. Although we carry product liability insurance, significant litigation could also result in a diversion of management’s attention and resources, negative publicity and an award of monetary damages in excess of our insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that our existing or any future litigation will not have a material adverse effect on our revenues, our financial condition or financial results.
      Our future challenges include risk management and managing the cost structure of our business. As our weapon systems are deployed around the world, we expect to see an increased number of complaints filed against the Company alleging injuries resulting from the use of a TASER device. We carry product liability insurance to help defray the costs associated with these claims, but will likely experience increased legal costs and higher insurance premiums in the future. In addition, the implications of the Financial Accounting Standards Board (“FASB”) 123R, which requires the expensing of fair value of employee stock options, may result in a significant additional compensation expense to be recorded by the Company.
Critical Accounting Policies
      We have identified the following policies as critical to our business operations and the understanding of our results of operations. The preparation of this Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The effect of these policies on our business operations is discussed below.
      Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. All of the Company’s sales are final and our customers do not have a right to return the product. We charge certain of our customers shipping fees, which are recorded as a component of net sales. We record training revenue as the service is provided. In 2003 we began offering our customers the right to purchase extended warranties on our ADVANCED TASER product and TASER X26 product. Revenue for warranty purchases is deferred at the time of sale, and recognized over the warranty period. During 2004, $839,000 was deferred under this program. During 2003, $110,000 was deferred under this program. The Company also defers revenue associated with the one-on-one private citizen training and background checks that are included with the purchase of an X26C private citizen device. The revenue associated with these items is deferred until the service is provided. At December 31, 2004, the Company had deferred approximately $135,000 relating to these items, and another $33,000 relating to the training of federal firearms licensed dealers who will sell the X26C device.
      Standard Warranty Costs. We warrant our products from manufacturing defects for a period of one year after purchase and will replace any defective unit with a new one for a fee. We track historical data related to returns and related warranty costs on a quarterly basis, and estimate future warranty claims by applying our four quarter average return rate to our product sales for the period. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of December 31, 2004, our reserve for warranty returns was $458,000 compared to a $313,000 reserved in 2003.
      Inventory. Our inventory balance includes the application of overhead expenditures. This calculation is based upon the standard manufacturing costs for each sub assembly and finished product in inventory at the period end, and includes allocations for indirect manufacturing, manufacturing overhead expenditures and engineering expenses incurred during the period. In 2003, following our 2002 announcement to discontinue manufacture of the AIR TASER product line, and the introduction of the TASER X26 product line, we increased the reserve to reduce the exposure for obsolete inventory created by the shift in product sales. On December 31, 2004, the reserve for obsolete inventory was $144,000, an increase of $36,000 over the previous year end balance of $108,000. In 2004, the Company increased inventory balances by $3.7 million from $3.1 million at December 31, 2003 to $6.8 million at December 31, 2004. The increase in inventory levels was planned in order to meet anticipated future demand.
      Concentration of Credit Risk and Major Customers. Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable. Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts.

Selected Financial Data
      The selected statement of income data and balance sheet data and discussion presented below summarizes information relating to our results of operations as of, and for the years ended, December 31, 2004 and 2003. This data has been derived from our audited financial statements and should be read in conjunction with the financial statements and notes included elsewhere in this report.

	December 31,	December 31,
	2004	2003

Statements of Income and Balance Sheet Data:
Statement of Income Data:
Net sales	$67,639,879	$24,455,506
Gross margin	45,184,383	15,052,890
Sales, general and administrative expenses	13,485,256	6,973,721
Income from operations	30,875,534	7,580,699
Interest income	439,450	50,375
Interest expense	1,485	9,307
Income before income taxes	31,315,808	7,367,291
Provision for income tax	12,191,000	2,913,601
Net income	$19,124,808	$4,453,690
Basic earnings per share	$0.33*	$0.12*
Diluted earnings per share	$0.31*	$0.10*
Balance Sheet Data:
Working Capital	$51,496,055	$22,479,594
Total Assets	106,269,136	31,444,690
Total Current Liabilities	8,538,873	3,973,464
Long Term Portion of Capital Lease Obligations	—	3,655
Total Stockholders’ Equity	$97,122,407	$27,427,450

*	Earnings per share data are shown on a post-split basis.
Results of Operations
      Net Sales. Net Sales increased $43.2 million, or 177%, to $67.6 million for 2004 compared to $24.5 million for 2003. This increase was due to the increased unit sales of the higher priced TASER X26 device, and increased single cartridge sales associated with the wider-spread and continued use of TASER devices by law enforcement. Specifically, TASER X26 device sales increased $38.0 million to $46.1 million for 2004 compared to $8.1 million for 2003. ADVANCED TASER device sales decreased $11.5 million in 2004 to $3.9 million compared to $15.4 million in 2003. This decrease was the result of reduced sales of the ADVANCED TASER product line as many customers transitioned to the smaller and lighter TASER X26 models.
      Grant funding from the Office of Naval Research (ONR) decreased $265,000 to $12,000 for 2004 compared to $277,000 of funding received in 2003. The Company was awarded a grant for $515,000 in late 2004 to fund Phases 3 and 4 of the extended range projectile project, and we expect to perform this work and recognize the related revenue in 2005. Other sales represent sales of various ancillary equipment, accessories and training revenue.

      For the years ended December 31, 2004 and 2003, sales by product line were as follows (amounts in thousands):

	2004		2003

Sales by Product Line
TASER X26	$46,083	68%	$8,066	33%
ADVANCED TASER	3,929	6%	15,412	63%
AIR TASER	107	0%	411	2%
Single Cartridges	14,655	22%	—	0%
Research Funding	12	0%	277	1%
Other	2,854	4%	290	1%

Total	$67,640	100%	$24,456	100%

      In 2003, cartridge sales were classified with the related product sold.
      We anticipate net sales will decrease in the first half of 2005, perhaps significantly, from the levels achieved in the third and fourth quarters of 2004. We believe the principal reasons for the decrease in net sales, or the deferral of orders, may relate to the adverse impact on customers and potential customers of the allegations of death occurring after the use of a TASER device, adverse publicity surrounding our products or use of our products, and potential competition which may cause our customers to postpone or delay orders to allow them to evaluate other competing products.
      Cost of Products Sold. Cost of products sold increased $13.1 million, or 139%, to $22.5 million for 2004 compared to $9.4 million for 2003. However, as a percent of net sales, cost of products sold decreased 13% to 33% of net sales compared to 38% of net sales for 2003. This decrease is attributable to four factors: a significant increase in unit sales volume, a change in product sales mix to our higher margin TASER X26 product, an increase in the number of direct sales to law enforcement agencies, and improved manufacturing efficiencies.
      In 2004, the number of ADVANCED TASER devices and TASER X26 devices sold increased by 45,681 units, or 142%, to 77,916 devices sold in 2004 compared to 32,235 devices sold in 2003. Single cartridge sales increased by 504,563 units, or 126%, to 904,407 sold in 2004 compared to 399,844 sold in 2003. These increases in unit sales, and the favorable change in product mix, resulted in a 4% reduction in direct expenses as a percent of sales for 2004, to 25% in 2004 from 29% for 2003. Indirect expenses, which include primarily depreciation, rent, supplies, freight, indirect salaries for manufacturing support personnel, and scrapped materials, as a percent of sales declined to 8% for 2004 from 10% for 2003.
      Direct expenses associated with the research grant from the Office of Naval Research were only $1,300 for 2004 compared to $107,000 for 2003. This decline is associated with the decline in grant revenue reported of $12,000 for 2004 compared to $277,000 for 2003. The Company had completed 95% of the contract work approved in 2003 and finished the work in 2004. The Company received additional funding for Phases 3 and 4 of the extended range projectile project in late 2004 which relates to work which is expected to be performed and billed in 2005.
      Gross Margin. Gross margins improved $30.1 million, or 200%, to $45.2 million for 2004 compared to $15.1 million for 2003. As a percent of sales, gross margins improved 8% to 67% for 2004 compared to 62% for 2003. This increase is the result of efficiencies obtained from higher production levels and increased sales of the higher margin TASER X26.
      Sales, General and Administrative Expenses. Sales, general and administrative expenses increased $6.5 million, or 93%, to $13.5 million for 2004 from $7.0 million for 2003. The increase in sales, general and administrative expenses is expected to continue as the Company ramps up its infrastructure to meet the expected increased demand for its products. However, as a percent of sales, sales, general and administrative expenses decreased 31%, to 20% for 2004 compared to 29% for 2003. Administrative expenses were reduced by 31%, to 9% of sales for 2004, compared to 13% of sales for 2003. This reduction in administrative expenses as a percent of sales was achieved net of significant increases in the Company’s liability insurance, salaries, and travel expenses.
      Sales and marketing expenses were also reduced by 31%, to 11% of sales for 2004 compared to 16% for 2003 due to better leverage of the fixed expenses. In total, the Company spent $7.2 million in promoting new sales and servicing existing customers in 2004, compared to $3.8 million for 2003. The most significant increases were in the areas of public relations activities, law enforcement training programs, and travel and salaries expenses. The increase in public relations activities is associated with the Company’s continuing efforts to educate the public in regard to the safety and efficacy of its products. In addition, the training programs presented cost the Company $1.1 million for 2004 compared to $482,000 for 2003.
      The Company also continued its effort to educate legislators in Washington D.C. as to the advantages of deploying the non-lethal weapons for both commercial airline and military use. During 2003 and 2004, $151,000 and $252,000, respectively, was paid to lobbying firms for their assistance in establishing contacts and in promoting legislation that advanced the approval of TASER devices on board cargo and commercial aircraft. This approval was received in November 2004. Their assistance also led to the approval of $1.0 million of government appropriated funding for the purchase of TASER devices for the Department of Defense in 2004.
      Research and Development Expenses. Research and development expenses increased $326,000, or 65%, to $824,000 for 2004 compared to $498,000 for 2003. This increase was due to higher spending on software development, the design and prototype expenses associated with the X-Rail, and work on a prototype of a projectile weapon platform.
      Interest Income. Interest income increased $389,000 to $439,000 for 2004 compared to $50,000 for 2003. This increase in interest income resulted from higher cash reserves invested. The Company had cash, cash equivalents and investment balances of $50.0 million at December 31, 2004 compared to $15.9 million at December 31, 2003.
      Interest Expense. Interest expense decreased by $8,000 to $1,000 for 2004 compared to $9,000 for 2003. This decrease was a result of the repayment of both long and short-term debt made possible by the cash generated by operating and investment activity in 2004 and 2003.
      Other Income and Expense. During 2004, the Company recorded $2,000 of other income compared to other expense of $254,000 for 2003. This decrease was primarily the result of a discount offered to the holders of TASRW, the Company’s publicly traded warrants, for early exercise in 2003. Prior to the expiration of the discount offer, 781,703 warrants were exercised, resulting in a charge of approximately $248,000 in 2003.
      Income Taxes. The provision for income tax increased $9.3 million to $12.2 million for 2004 compared to $2.9 million for 2003. This increase was the result of higher income before taxes for 2004. The effective income tax rate for 2004 was 38.9% compared to 39.5% for 2003. The decrease in the effective tax rate was due a decrease in non-deductible lobbying expenses, as a percentage of net income, from the prior year.
      During 2004, we received approximately $34.3 million of tax benefits from the exercise of stock options and subsequent sale of the underlying stock compared to $4.0 million for 2003. At December 31, 2004, the Company had an income tax receivable in the amount of $53,000 compared to $292,000 at December 31, 2003. The net deferred tax asset as of December 31, 2004 was $23.2 million compared to $1.1 million at December 31, 2003.
      Net Income. Net income increased $14.6 million to $19.1 million for 2004 compared to $4.5 million for 2003. The increase in net income resulted primarily from the increased sales volume for the year and better leverage of the Company’s fixed costs. Income per basic share increased $0.21 to $0.33 in 2004 compared to $0.12 for 2003. Income per diluted share also increased $0.21 to $0.31 per share in 2004 compared to $0.10 for 2003. Basic earnings per share calculations were based on weighted average shares outstanding of 57,232,329 for 2004 and 37,889,640 for 2003. Diluted earnings per share calculations were based on weighted average shares outstanding of 62,319,590 for 2004 and 46,598,312 for 2003. All share and per share amounts have been retroactively restated for the three stock splits executed during 2004.

Liquidity and Capital Resources
      Liquidity. As of December 31, 2004, we had working capital of $51.5 million compared to working capital of $22.4 million at December 31, 2003. The improvement in working capital from 2003 to 2004 was primarily due to the increase in cash resulting from operating cash flow and the exercise of stock options and warrants. Working capital also increased due to a higher accounts receivable balance due to increased net sales levels and increased inventory levels to support anticipated higher sales.
      During 2004, we generated $30.3 million in cash from operations compared to the $4.4 million generated from operations in 2003. The increase in cash provided by operations was primarily due to three key factors: the $19.1 million of net income generated, $11.5 million of net tax benefits derived from the exercise of stock options, and an increase to accounts payable and other short term liabilities of $5.2 million. These increases were partially off-set by the use of cash from an increase in accounts receivable of $3.1 million during the year, and an increase in the amount of the Company’s investment in inventory of $3.7 million.
      We used $46.8 million of cash in investing activities during 2004, compared to $4.2 million of cash used in investing activities in 2003. Of the funds invested in 2004, $8.7 million was used for the construction of a new 100,000 square foot manufacturing and administrative facility in Scottsdale, Arizona and $1.7 million was used to purchase and install new computer equipment and software including a new ERP system. The Company also invested in $35.3 million in short and long term investments during 2004.
      During 2004, we generated $15.4 million of cash from financing activities, compared to the $12.2 million generated from financing activities in 2003. Of the $15.4 million, $13.1 million resulted from the exercise of stock options and $2.5 million resulted from the exercise of both public and underwriter warrants. The Company used $250,000 of the funds generated to pay off its notes payable.
      Capital Resources. On December 31, 2004, the Company had cash and investments of $50 million and no long term debt outstanding. Additionally, we generated net income of $19.1 million in 2004, and $4.5 million in 2003. The Company believes after payment of liabilities and accounts payable outstanding as of December 31, 2004, its monthly cash flow from operations throughout 2005 will be adequate to cover monthly obligations.
      The Company has a purchase commitment of $3.3 million to complete the construction of its new manufacturing and headquarters facility in Scottsdale Arizona. The Company has adequate cash and short-term investments maturing to fund this commitment.
      We negotiated a new revolving line of credit on July 13, 2004, through a domestic bank. The total availability on the line is $10 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on July 13, 2006 and requires monthly payments of interest only. At December 31, 2004, there was a calculated availability of $6.5 million based on the borrowing base defined with the lender. However, there was no outstanding balance under the line of credit at December 31, 2004, and no borrowings under the line as of the date of this filing.
      We believe that our projected operating income in 2005, when added to our cash and investments of $50 million as of December 31, 2004, will be adequate to fund our operations in 2005. However, we may require additional resources to expedite manufacturing of new and existing technologies in order to meet possible demand for our products. Although we believe financing will be available at terms favorable to us, both through our existing credit lines and possible additional equity financing, there is no assurance that such funding will be available.

Commitment and Contingencies
      The following table outlines our future contractual financial obligations, in thousands, as of December 31, 2004:

		Less			After
	Total	than 1	1-3 years	4-5 years	5 years

Operating Leases	$221	$197	$24	$—	$—
Capital Leases	5	5
Purchase commitment for new headquarters facility	3,344	3,344	—	—	—

Total contractual cash obligations	$3,570	$3,546	$24	$—	$—

Item 7.	Financial Statements
      The information required by this Item is included herein by reference to the financial statements beginning on page F-1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 8A.	Controls and Procedures
      Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
      Changes in internal control over financial reporting. There has not been any change in our internal control over financial reporting during our quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information
      None.
PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
      The information concerning the identification and business experience of directors and identification of our audit committee financial expert is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the heading “Election of Directors,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004.
      The information concerning the identification and business experience of our executive officers is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the heading “Executive Officers,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004.

      The information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004.
      The information concerning significant employees and family relationships is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the heading “Significant Employees and Family Relationships,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004.
      The information concerning the Company’s code of ethics is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the heading “Code of Ethics,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004.

Item 10.	Executive Compensation
      The information concerning executive compensation is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the heading “Executive Compensation,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004.
      The information concerning compensation of directors is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the heading “Compensation of Directors,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004.
Equity Compensation Plan Information
      The following table provides details of our equity compensation plans at December 31, 2004:

	Number of
	Securities	Number of Securities		Number of
	Authorized for	to be Issued Upon		Securities
	Issuance	Exercise of	Weighted Average	Remaining
	Under the	Outstanding Options,	Exercise Price of	Available for
Plan Category	Plan	Warrants or Rights	Outstanding Options	Future Issuance

Equity compensation plans approved by security holders	23,352,500	5,930,954	$3.19	6,832,750
Equity compensation plans not approved by security holders	0	0	$—	0

Total	23,352,500	5,930,954	$3.19	6,832,750

Item 12.	Certain Relationships and Related Transactions
      The information concerning certain relationships and related transactions is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004.

Item 13.	Exhibits

Exhibit
Number		Description

3.1		Company’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
3.2		Company’s Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
3.3		Certificate of Amendment to Certificate of Incorporation dated September 1, 2004
4.1		Reference is made to pages 1 — 4 of Exhibit 3.1 and pages 1 — 5 and 12 — 14 of Exhibit 3.2
4.2		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10	.1*	Employment Agreement with Patrick W. Smith, dated July 1, 1998 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10	.2*	Employment Agreement with Thomas P. Smith, dated November 15, 2000 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10	.3*	Employment Agreement with Kathleen C. Hanrahan, dated November 15, 2000 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10	.4*	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10	.5*	Form of Indemnification Agreement between the Company and its officers (incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10	.6*	1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10	.7*	2001 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10	.8*	Form of Warrant issued to Bruce Culver and Phil Smith (incorporated by reference to Exhibit 10.8 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.9		Lease between the Company and Norton P. Remes and Joan A. Remes Revocable Trust, dated November 17, 2000 (incorporated by reference to Exhibit 10.14 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.10		Form of Sales Representative Agreement with respect to services by and between the Company and Sales Representatives (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 15, 2002)
10.11		Lease Agreement, dated April 17, 2001, payable to GE Capital Corporation in the amount of $37,945 (incorporated by referenced to Exhibit 10.13 to the Annual Report on Form 10-KSB, filed March 15, 2002)
10	.12*	Employment Agreement with Douglas E. Klint, dated December 15, 2002 (incorporated by referenced to Exhibit 10.14 to the Annual Report on Form 10-KSB, filed March 15, 2002)

Exhibit
Number	Description

10.13	Credit Agreement dated July 13, 2004, between the Company and Bank One
10.14	Employment Agreement with Daniel Behrendt, dated April 28, 2004
10.15	2004 Stock Option Plan
10.16	TASER 2004 Outside Directors Stock Option Plan
14.1	Code of Ethics, as adopted by the Company’s Board of Directors
23.1	Consent of Deloitte & Touche, LLP, independent auditors
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certain Factors to Consider in Connection with Forward-Looking Statements

*	Management contract or compensatory plan or arrangement
Financial Statements:
      The Financial Statements listed below are located after the signature page and begin on page F-1.

Item 14.	Principal Accountant Fees and Services
      Aggregate fees billed to the Company by Deloitte & Touche LLP were as follows:

	2004	2003

Audit Fees	$215,057	$91,000
Audit Related Fees	—	—
Tax Fees	33,351	21,250
All other Fees	500	1,000
Audit Committee Pre-Approval Procedures for Independent Auditor-Provided Services
      The Audit Committee of the Board of Directors has the sole authority to engage the Company’s independent public accounting firm for audit services and must pre-approve all tax and other non-audit services to be provided by such independent public accounting firm prior to the performance of any such service. The Chairperson of the Audit Committee, acting alone, may approve any non-audit service in an amount of up to $5,000. Approval for all audit services and for non-audit services greater that $5,000 is evaluated during the audit committee meetings. Any non-audit services approved by the Chairperson of the Audit Committee, acting alone, are reported to the full Audit Committee at the first meeting following approval by the Chairperson.

SIGNATURES
      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.
Date: March 31, 2005

By:	/s/ PATRICK W. SMITH

Patrick W. Smith
Chief Executive Officer
Date: March 31, 2005

By:	/s/ DANIEL M. BEHRENDT

Daniel M. Behrendt
Chief Financial Officer
(Principal Financial and Accounting Officer)
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Patrick W. Smith and Daniel M. Behrendt, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said report.
      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ PATRICK W. SMITH Patrick W. Smith	Director	March 31, 2005

/s/ THOMAS P. SMITH Thomas P. Smith	Director	March 31, 2005

/s/ PHILLIPS W. SMITH Phillips W. Smith	Director	March 31, 2005

/s/ MATTHEW R. MCBRADY Matthew R. McBrady	Director	March 31, 2005

/s/ BRUCE R. CULVER Bruce R. Culver	Director	March 31, 2005

/s/ BERNARD B. KERIK Bernard B. Kerik	Director	March 31, 2005

/s/ MARK W. KROLL Mark W. Kroll	Director	March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
TASER International, Inc.
Scottsdale, Arizona
      We have audited the accompanying balance sheets of TASER International, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such financial statements present fairly, in all material respects, the financial position of TASER International, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Phoenix, Arizona
March 31, 2005

TASER INTERNATIONAL, INC.
BALANCE SHEETS

	December 31,

	2004	2003

ASSETS
Current Assets
Cash and cash equivalents	$14,757,159	$15,878,326
Short-term investments	17,201,477	—
Accounts receivable, net of allowance	8,460,112	5,404,333
Inventory	6,840,051	3,125,974
Prepaids and other assets	1,639,734	536,815
Income tax receivable	52,973	292,321
Deferred income tax asset	11,083,422	1,137,196

Total Current Assets	60,034,928	26,374,965
Long-term investments	18,071,815	—
Property and Equipment, net	14,756,512	3,946,881
Deferred Income Tax Asset	12,126,765	—
Intangible Assets	1,279,116	1,122,844

Total Assets	$106,269,136	$31,444,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$—	$250,000
Current portion of capital lease obligations	4,642	15,223
Accounts payable and accrued liabilities	8,432,066	3,444,346
Customer deposits	102,165	185,802

Total Current Liabilities	8,538,873	3,895,371
Capital Lease Obligations, net of current portion	—	3,655
Deferred Revenue	607,856	78,093
Deferred Income Tax Liability	—	40,121

Total Liabilities	9,146,729	4,017,240

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at December 31, 2004 and 2003	—	—
Common Stock, $0.00001 par value per share; 200 million shares authorized; 60,992,156 and 50,698,824 shares issued and outstanding at December 31, 2004 and 2003	609	507
Additional Paid-in Capital	72,819,368	22,249,321
Retained Earnings	24,302,430	5,177,622

Total Stockholders’ Equity	97,122,407	27,427,450

Total Liabilities and Stockholders’ Equity	$106,269,136	$31,444,690

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF INCOME

	For the Year Ended
	December 31,

	2004	2003

Net Sales	$67,639,879	$24,455,506

Cost of Products Sold:
Direct manufacturing expense	16,898,559	6,973,757
Indirect manufacturing expense	5,556,937	2,428,859

Total Cost of Products Sold	22,455,496	9,402,616

Gross Margin	45,184,383	15,052,890
Sales, general and administrative expenses	13,485,256	6,973,721
Research and development expenses	823,593	498,470

Income from Operations	30,875,534	7,580,699
Interest income	439,450	50,375
Interest expense	(1,485)	(9,307)
Other income (expense), net	2,309	(254,476)

Income before income taxes	31,315,808	7,367,291
Provision for income tax	12,191,000	2,913,601

Net Income	$19,124,808	$4,453,690

Income per common and common equivalent shares
Basic	$0.33	$0.12
Diluted	$0.31	$0.10
Weighted average number of common and common equivalent shares outstanding
Basic	57,232,329	37,889,640
Diluted	62,319,590	46,598,312
The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004 and 2003

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance, December 31, 2002	33,712,716	$337	$5,290,332	$723,932	$6,014,601
Exercise of stock options	2,941,692	29	1,819,541		1,819,570
Exercise of warrants	99,996	1	1,832		1,833
Exercise of underwriter warrants	1,290,504	13	947,005		947,018
Exercise of public warrants	12,653,916	127	10,051,541		10,051,668
Stock options granted for payment of consulting fees			177,142		177,142
Income tax effect of stock options exercised			3,961,928		3,961,928
Net income				4,453,690	4,453,690

Balance, December 31, 2003	50,698,824	507	22,249,321	5,177,622	27,427,450
Exercise of stock options	6,912,892	68	13,084,744		13,084,812
Exercise of private warrants	270,208	3	74,997		75,000
Exercise of public warrants	3,110,232	31	2,470,034		2,470,065
Stock options granted for payment of consulting fees			625,714		625,714
Income tax effect of stock options exercised			34,314,558		34,314,558
Net income				19,124,808	19,124,808

Balance, December 31, 2004	60,992,156	$609	$72,819,368	$24,302,430	$97,122,407

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2004	2003

Cash Flows from Operating Activities:
Net income	$19,124,808	$4,453,690
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	—	15,873
Depreciation and amortization	551,793	393,568
Provision for doubtful accounts	90,000	12,908
Provision for warranty	361,058	302,165
Compensatory stock options and warrants	625,714	177,142
Deferred income taxes	727,892	(369,627)
Stock option tax benefit	11,473,554	3,315,339
Change in assets and liabilities:
Accounts receivable	(3,145,779)	(4,529,099)
Inventory	(3,714,077)	(791,165)
Prepaids and other assets	(1,102,919)	(423,066)
Income tax receivable	239,348	(217,369)
Accounts payable and accrued liabilities	5,156,425	1,853,114
Customer deposits	(83,637)	171,074

Net cash provided by operating activities	30,304,180	4,366,546

Cash Flows from Investing Activities:
Purchases of investments	(35,273,292)	—
Purchases of property and equipment	(11,322,299)	(3,651,110)
Purchases of intangible assets	(195,397)	(565,110)

Net cash used in investing activities	(46,790,988)	(4,216,220)

Cash Flows from Financing Activities:
Payments under capital leases	(14,236)	(34,026)
Payments on notes payable	(250,000)	(250,000)
Payments on revolving line of credit	—	(385,000)
Proceeds from warrants exercised	2,545,065	11,000,519
Proceeds from options exercised	13,084,812	1,819,570

Net cash provided by financing activities	15,365,641	12,151,063

Net (Decrease) Increase in Cash and Cash Equivalents	(1,121,167)	12,301,389
Cash and Cash Equivalents, beginning of period	15,878,326	3,576,937

Cash and Cash Equivalents, end of period	$14,757,159	$15,878,326

Supplemental Disclosure:
Cash paid for interest	$1,364	$9,922
Cash (refunded) paid for income taxes — net	$(264,026)	$202,410
Non Cash Transactions
Increase to deferred tax asset related to tax benefits realized from the exercise of stock options (with a related increase to additional paid in capital of $34,314,558 and 3,961,928)	$22,841,004	$—
Fair Value of stock options issued for payment of consulting and legal fees	$625,714	$177,142
Note Payable issued for purchase of intangible assets	$—	$500,000
The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

1.	History and Nature of Organization
      TASER International, Inc. (TASER or the Company) was incorporated and began operations in Arizona in 1993 for the purpose of developing and manufacturing non-lethal, self-defense devices. In February 2001, the Company reincorporated in the State of Delaware. On May 11, 2001, the Company completed its initial public offering (IPO) of 800,000 units at a price of $13 per unit, consisting of one and one-half shares of common stock and one and one-half warrants, each whole warrant to purchase one share of common stock. The net proceeds received, after the underwriting discount and financing costs, totaled approximately $8.4 million.

2.	Summary of Significant Accounting Policies
      The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America.

a. Cash and Cash Equivalents and Investments
      Cash and cash equivalents include funds on hand and short-term investments with original maturities of three months or less. Short-term investments include securities generally having original maturities of 90 days to one year. Long-term investments include securities having original maturities of more than one year. The Company has included its investments in auction rate securities in short term investments, and has classified them as available-for-sale. At December 31, 2004 the Company had $10.0 million of these auction rate securities that were recorded at fair value. The cost of these investments approximates fair value due to their variable interest rates, which typically reset every 7 to 28 days despite the long-term nature of their stated contractual maturities. The remaining short-term and long-term investments are invested in governmental debt securities, and are classified as held to maturity. These investments are recorded at amortized cost, which approximates fair value. The Company intends to hold these securities until maturity. The short-term investments, other than the auction rate securities mentioned above, have maturities of less than one year. At December 31, 2004, the Company had $18.1 million of long-term investments. The Company held $15.6 million of long-term investments with maturities between one and three years, and a $2.5 million investment with a final maturity of ten years. The Company’s cash and investment accounts earned interest at an approximate rate of 1.3% during 2004 and 1.0% in 2003. The Company’s cash with its bank of $14.8 million is in excess of the FDIC insurance coverage limit of $100,000.
      The Company has revised its classification of certain securities. In connection with the preparation of this report, the Company concluded that it was appropriate to classify auction rate securities as short-term investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company has revised the classification to report these securities as short-term investments as of December 31, 2004. The Company has now included the investment in these notes in the cash flows from investing activities.

b. Inventory
      Inventories are stated at the lower of cost or market; cost is determined using the most recent acquisition cost which approximates the first-in, first-out (FIFO) method. Inventories consisted of the following at December 31:

	2004	2003

Raw materials and work-in-process	$5,198,716	$2,294,465
Finished goods	1,641,335	831,509

Total Inventory	$6,840,051	$3,125,974

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

c. Property and Equipment
      Property and equipment are stated at cost net of accumulated depreciation. Additions and improvements are capitalized while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

d. Long-Lived Assets
      The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. In performing the review for recoverability, the Company estimates the future undiscounted cash flows expected to result from the use of the assets and its eventual disposition. The amount of the impairment loss, if impairment exists, would be calculated based on the excess of the carrying amounts of the assets over its estimated fair value. No impairment losses were recorded in 2004 or 2003.

e. Customer Deposits
      The Company requires certain deposits in advance of shipment for foreign customer sales orders.

f. Accounts Payable and Accrued Liabilities
      Accounts payable and accrued liabilities consisted of the following as of December 31, 2004 and 2003:

	2004	2003

Accounts Payable	$6,414,932	$2,179,634
Accrued Salaries Expense	300,380	436,674
Current Portion of Deferred Revenue	399,421	31,697
Accrued Expenses	859,419	483,407
Accrued Warranty Expense	457,914	312,934

Total	$8,432,066	$3,444,346

g. Cost of Products Sold
      At December 31, 2004 and 2003, cost of products sold included the manufacturing costs, including materials, labor and overhead related to finished goods and components, and direct expenses associated with research work completed under the Company’s research grant with the Office of Naval Research (ONR). Shipping costs incurred related to product delivery are also included in cost of products sold.

h. Revenue Recognition
      The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. All of the Company’s sales are final and our customers do not have a right to return the product. Certain of the Company’s customers are charged shipping fees, which are recorded as a component of net sales. Training revenue is recorded as the service is provided.
      Also included as a component of revenue is development funding provided by the ONR, under a cost-plus fixed fee contract. Periodically, an invoice summarizing the reimbursable expenses is submitted to the ONR for payment. The payment request details the costs expensed in the period and adds a nominal profit. The total

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
amount recognized for this work in 2004 was $12,362 compared to the $276,617 recognized in 2003. The Company recognizes grant revenue when milestones have been completed.
      In 2003 the Company began offering customers the right to purchase extended warranties on the ADVANCED TASER products and TASER X26 products. Revenue for warranty purchases is deferred at the time of sale, and recognized over the warranty period. The extended warranties range from two to four years. At December 31, 2004, $839,427 was deferred under this program. At December 31, 2003, $109,790 was deferred under this program. In 2004 the Company began selling a private citizen version of its TASER X26 product. This product comes with a certificate for a free training session. The Company is deferring the revenue associated with the cost of these trainings until such time as the training has occurred. The Company has valued these one-on-one training sessions at their estimated fair value, which is the amount that the Company will pay the person conducting the training. The Company also defers the recognition of revenue associated with background checks (at the cost of doing the background checks) that are done as part of the private citizen sales process until the background check is done and the private citizen purchases the product. The Company has also deferred recognizing revenue associated with the training for Federal Firearms Licensed dealers which will be trained as part of the distribution agreement signed in 2004. The Company will recognize this revenue as the training is provided. At December 31, 2004, $167,850 was deferred under the X26C program.

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

j. Advertising Costs
      In accordance with Statement of Position 93-7 “Reporting on Advertising Costs,” the Company expenses the production cost of advertising as incurred. The Company incurred advertising costs of $605,735 and $216,893 in 2004 and 2003, respectively. Advertising costs are included in sales, general and administrative expenses in the accompanying statements of income.

k. Warranty Costs
      The Company warrants its product from manufacturing defects for a period of one year after purchase, and will replace any defective TASER unit for a fee. The Company tracks historical data related to returns and related warranty costs on a quarterly basis, and estimates future warranty claims by applying the estimated average return rate to the product sales for the period. Historically the reserve amount is increased if the Company becomes aware of a component failure that could result in larger than anticipated returns from our customers. A summary of changes in the warranty accrual for the two-year period ended December 31, 2004 is as follows:

	2004	2003

Balance at Beginning of Period	$312,934	$59,875
Utilization of Accrual	(216,078)	(49,106)
Warranty Expense	361,058	302,165

Balance at End of the Period	$457,914	$312,934

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the ADVANCED TASER device for a fee of $75, and the TASER X26 on a time and materials basis. These fees are intended to help defray the handling and repair costs associated with product returns.

l. Research and Development Expenses
      The Company expenses research and development costs as incurred. The Company incurred product development expense of $823,593 and $498,470 in 2004 and 2003, respectively.

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

n. Concentration of Credit Risk and Major Customers
      Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated potential losses. Accounts receivable are presented net of an allowance for doubtful accounts. The allowance for bad debts totaled $120,000 and $30,000 as of December 31, 2004 and 2003, respectively.
      The Company sells primarily through a network of unaffiliated distributors. The Company also reserves the right to sell directly to the end user to secure its credit interests. In 2004, the Company had three distributors that met or exceeded 10% of total sales; one of which represented 14% of sales, and two of which individually represented 10% of sales. No other customer exceeded 10% of product sales in 2004. Sales to one U.S. customer represented 15% of total product sales for 2003. No other customer exceeded 10% of total product sales in 2003.
      At December 31, 2004, the Company had receivables from two customers comprising 21% and 16% of the aggregate accounts receivable balance. These customers are unaffiliated distributors of the Company’s products. At December 31, 2003, the Company had a receivable from one customer comprising 19% of the aggregate accounts receivable balance. This customer was one of the ten largest U.S. police forces.
      The Company currently purchases finished circuit boards and injection-molded plastic components from suppliers located in the Phoenix area. Although the Company currently obtains these components from single source suppliers, the Company owns the injection molded component tooling used in their production. As a result, the Company believes it could obtain alternative suppliers in most cases without incurring significant production delays. The Company also purchases small, machined parts from a vendor in Taiwan, custom cartridge assemblies from a proprietary vendor in Arizona, and electronic components from a variety of foreign and domestic distributors. The Company believes that there are readily available alternative suppliers in most cases who can consistently meet our needs for these components. The Company acquires most of its components on a purchase order basis and does not have long-term contracts with suppliers.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

o. Financial Instruments
      The Company’s financial instruments include cash, accounts receivable and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded value. The Company also has short and long term investments and auction rate securities that the Company classifies as short-term investments which it also records at fair value. The Company had $10.0 million of auction rate securities at December 31, 2004. The Company intends to hold the remaining investments to maturity and thus has not marked them to market.

p. Segment Information
      Management has determined that its operations are comprised of one reportable segment.
      For the years ended December 31, 2004 and 2003, sales by product were as follows (amounts in thousands):

	2004		2003

Sales by Product Line
TASER X26	$46,083	68%	$8,066	33%
ADVANCED TASER	3,929	6%	15,412	63%
AIR TASER	107	0%	411	2%
Single Cartridges	14,655	22%	—	0%
Research Funding	12	0%	277	1%
Other	2,854	4%	290	1%

Total	$67,640	100%	$24,456	100%

Sales by Geographic Area
United States	96%		88%
Other Countries	4%		12%

Total	100%		100%

      Sales to customers outside of the United States are denominated in U.S. dollars.

q. Stock-Based Compensation
      At December 31, 2004, the Company had three stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company granted stock options to consultants in prior years which were subject to variable accounting. The Company accelerated the vesting of these options, and recognized approximately $626,000 of consulting expense in 2004 relating to the fair value of all such options. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), to stock-based employee compensation. Beginning

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
July 1, 2005, the Company will account for its stock-based employee compensation plans in accordance with FAS 123R, see Note s.

	For the Year Ended
	December 31,

	2004	2003

	(In thousands)
Net Income, as reported	$19,125	$4,454
Add: Total stock-based compensation included in net income as reported	626	177
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(7,746)	(1,337)

Pro Forma Net Income	$12,005	$3,294

Net Income per common share:
Basic, as reported	$0.33	$0.12
Basic, pro forma	$0.21	$0.09
Diluted, as reported	$0.31	$0.10
Diluted, pro forma	$0.19	$0.07
      The fair value of option grants in 2004 and 2003 were estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Range of volatility	101-105%	91-103%
Risk-free interest rate	3.0%	3.0%
Dividend rate	0.0%	0.0%
Expected life of options	1.5 to 3 years	3 years
Basic	57,232,329	37,889,640
Diluted	62,319,590	46,598,312

r. Income Per Common Share
      The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted income per share reflects the potential dilution that

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
could occur if outstanding stock options were exercised. The calculation of the weighted average number of shares outstanding and earnings per share are as follows:

	Earnings Per Share For the
	Year Ended December 31,

	2004	2003

Numerator for basic and diluted earnings per share
Net Income	$19,124,808	$4,453,690

Denominator for basic earnings per share — weighted average shares outstanding	57,232,329	37,889,640
Dilutive effect of shares issuable under stock options outstanding	5,087,261	8,708,672

Denominator for diluted earnings per share — adjusted weighted average shares	62,319,590	46,598,312

Net Income per common share
Basic	$0.33	$0.12
Diluted	$0.31	$0.10
      Basic net income per share is based upon the weighted average number of common shares outstanding during the period.

s. Recent Accounting Pronouncements
      In November 2003, the EITF issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” EITF 00-21 prescribes a method to account for contracts that have multiple elements or deliverables. It provides guidance on how to allocate the value of a contract to its different deliverables, as well as guidance on when to recognize revenue allocated to each deliverable over its performance period. The Company is required to adopt EITF 00-21 for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 was used as the basis for the deferral of revenue relating to the sale of X26C TASER devise which had multiple deliverables. As stated earlier, the Company is deferring the revenue associated with the one-on-one training included with the purchase of an X26C device, the revenue associated with conducting background checks on purchasers of the X26C devices, and training for Federal Firearms Licensed dealers who will sell the X26C device at their location. At December 31, 2004, the Company had deferred approximately $168,000 of revenue associated with these future deliverables.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, “Inventory Pricing,” for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) requiring that those items be recognized as current-period expenses regardless of whether they meet the criterion as “so abnormal.” This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred after June 15, 2005. Management does not expect this statement to have a material impact on the Company’s financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends APB Opinion No. 29, eliminating the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with a general exception of fair value accounting for nonmonetary exchanges that do not have a commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
of the exchange. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not expect this statement to have a material impact on the Company’s financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 123R, “Share-based Payment.” This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires the measurement of the cost of employees services received in exchange for an award of the entity’s equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net cash flows from operating activities in periods after the adoption. The Company will adopt SFAS No. 123R on July 1, 2005, which will require stock-based compensation expense to be recognized in earnings for the portion of outstanding unvested awards, based on the grant date fair value of those awards. The Company is currently evaluating the transition provisions of this standard; and to what extent the Company’s equity instruments will be used in the future for employees’ services. Therefore, the impact on the Company’s financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty.
      Reclassifications: certain reclassifications were made to the 2003 amounts to conform to the 2004 presentation.

3.	Property and Equipment
      Property and equipment consist of the following at December 31, 2004 and 2003:

	Estimated
	Useful Life	2004	2003

Leasehold Improvements	Lease Term	$90,658	$56,198
Land		2,899,962	2,899,962
Building/ Construction in Progress		8,689,046	131,980
Production Equipment	5 Years	1,555,988	1,159,886
Telephone Equipment	5 Years	35,555	35,555
Computer Equipment	3-5 Years	2,501,928	812,869
Furniture and Office Equipment	5-7 Years	834,728	189,117

Total Cost		16,607,865	5,285,567
Less: Accumulated Depreciation		1,851,353	1,338,686

Net Property and Equipment		$14,756,512	$3,946,881

      Depreciation expense for the years ended December 31, 2004 and 2003 was $512,668 and $363,899, respectively.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Intangible Assets
      Intangible assets consist of the following at December 31, 2004 and 2003:

	Useful Life	2004	2003

TASER.com Domain Name	5 Years	$60,000	$60,000
U.S. Patents	6.5 to 14 Years	128,360	128,360
Patents Pending	17 Years	232,147	36,750
Non Compete Agreement	7 Years	50,000	50,000
TASER Trademark	Indefinite	900,000	900,000

Total Cost		1,370,507	1,175,110
Less: Accumulated Amortization		91,391	52,266

Net Intangible Assets		$1,279,116	$1,122,844

      Intangible assets with finite lives are being amortized over a period of 5 to 17 years depending upon their estimated useful lives. Amortization expense for the years ended December 31, 2004 and 2003 was $39,125 and $29,669, respectively. In June 2003, the remaining balance on the Company’s 2002 TASER trademark was written down to zero because clear title to the mark could not be established. Subsequently, in 2003, as a result of the acquisition of the assets of Tasertron, as described in Note 8, the Company obtained clear title to the TASER trademarks.
      Estimated amortization for intangible assets for the next five years is as follows:

2005	$39,125
2006	31,125
2007	27,126
2008	27,126
2009	15,267

5.	Commitments and Contingencies

a. Operating Leases
      The Company has entered into operating leases for office space and equipment. Rent expense under these leases for the years ended December 31, 2004 and 2003, was $339,524 and $162,743, respectively.
      Future Minimum lease payments under operating leases as of December 31, 2004, are as follows for the years ending December 31:

2005	$197,400
2006	19,788
2007	4,113
2008	—
Thereafter	—

$221,301

b. Purchase Commitments
      The Company has approximately $3,344,000 remaining on the contract to construct its new manufacturing and headquarters facility. The amount due is expected to be paid during 2005.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

c. Litigation

Securities Litigation
      On January 10, 2005, a securities class action lawsuit was filed in the United States District Court for the District of Arizona against the Company and certain of its officers and directors, captioned Malasky v. TASER International, Inc., et al., Case No. 2:05 CV 115. Since then, numerous other securities class action lawsuits were filed against the Company and certain of its officers and directors. The majority of these lawsuits were filed in the District of Arizona. Four actions were filed in the United States District Court for the Southern District of New York. The parties in three of the New York actions have agreed to transfer the cases to the District of Arizona, and defendants are in the process of seeking the transfer of the fourth New York action to the District of Arizona. The parties’ have submitted a proposed order to consolidate all actions in the District of Arizona under the Malasky case file.
      These actions are filed on behalf of the purchasers of the Company’s stock in various class periods, beginning as early as May 29, 2003 and ending as late as January 14, 2005. The complaints allege, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, promulgated there under, and seeks unspecified monetary damages and other relief against all defendants. The complaints allege generally that the Company and the individual defendants made false or misleading public statements regarding, among other things, the safety of the Company’s products and the Company’s ability to meet its sales goals, including the validity of a $1.5 million sales order with one of the Company’s distributors in the fourth quarter of 2004.
      Pursuant to a proposed order, which has been submitted to the court, defendants need not respond to any of the complaints originally filed in these actions. Plaintiffs will file an amended consolidated complaint after lead plaintiff and lead counsel are chosen. Defendants will then respond to the amended consolidated complaint.

Shareholder Derivative Litigation
      On January 11, 2005, a shareholder derivative lawsuit was filed in the United States District Court for the District of Arizona purportedly on behalf of the Company and against certain of its officers and directors, captioned Goldfine v. Culver, et al., Case No. 2:05 CV 123. Since then, five other shareholder derivative lawsuits were filed in the District of Arizona, two shareholder derivative lawsuits were filed in the Arizona Superior Court, Maricopa County, and one shareholder derivative lawsuit was filed in the Delaware Chancery Court. On February 9, 2005, the shareholder derivative actions pending in federal court were consolidated into a single action under the caption, In re TASER International Shareholder Derivative Litigation, Case No. 2:05 CV 123. Pursuant to the consolidating order, defendants will not respond to any of the complaints originally in these actions. Instead, defendants will respond to plaintiffs’ consolidated amended complaint. Defendants have not responded to the cases filed in the Arizona Superior Court or in Delaware Chancery Court.
      The complaints in the shareholder derivative lawsuits generally allege that the defendants breached the fiduciary duties owed to the Company and its shareholders by reason of their positions as officers and/or directors of the Company. The complaints claim that such duties were breached by defendants’ disclosure of allegedly false or misleading statements about the safety and effectiveness of Company products and the Company’s financial prospects. The complaints also claim that fiduciary duties were breached by defendants’ alleged use of non-public information regarding the safety of Company products and the Company’s financial condition and future business prospects for personal gain through the sale of the Company’s stock. The Company is named solely as a nominal defendant against which no recovery is sought.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Securities and Exchange Commission Informal Inquiry
      The Securities and Exchange Commission has initiated an informal inquiry into Taser with respect to the basis for the Company’s public statements concerning the safety and performance of the Company’s products, disclosure issues and the accounting for certain transactions. The inquiry is ongoing.

Contract Litigation
      In March 2000, Thomas N. Hennigan, a distributor of our products from late 1997 through early 2000, sued us in the United States District Court, Southern District of New York. We had previously sued him in February of that year but had not served him. After the New York case was dismissed in February 2001 for lack of personal jurisdiction, Mr. Hennigan brought a counterclaim in the United States District Court for the District of Arizona. Mr. Hennigan claims the exclusive right to sell our products to many of the largest law enforcement, corrections, and military agencies in the United States. He seeks monetary damages that may amount to as much as $400 million against us allegedly arising in connection with his service to us as a distributor. His claims rest on theories of our failure to pay commissions, breach of contract, promissory estoppel, breach of fiduciary duty, and on related theories. No written contract was ever signed with Mr. Hennigan. We also believe that he has no reasonable basis for claims based on informal or implied contractual rights and will be unable to prove his damages with reasonable certainty. Mr. Hennigan died in April 2001 and the case is now being prosecuted by his estate. On May 24, 2002, H.A. Russell was permitted to proceed as an additional defendant-counterclaimant. The Company filed various motions in November 2002 for partial summary judgment including one to dismiss his claims. On September 30, 2003, the Court issued an order granting the Company’s motion for partial summary judgment to dismiss Mr. Russell’s claims and struck Hennigan’s jury demand. On April 14, 2004, the Court issued an opinion partially granting the Company’s motion for partial summary judgment on certain joint venture, post-termination, post-death and exclusivity claims. A pretrial conference was held on February 18, 2005 and no trial date has been set.
      In September 2004 the Company was served with a summons and complaint in the matter of Roy Tailors Uniform Co., Inc. v. TASER International in which the plaintiff alleges that it is entitled to commissions for disputed sales that were made to customers that are claimed to be plaintiff’s customers for which plaintiff is seeking monetary damages. Plaintiff failed to sign a distributor agreement with the Company and did not have distribution rights with the Company. This case is in the discovery phase and a trial date has not been set.

Product Liability Litigation
      From April 2003 to March 2005, the Company was named as a defendant in 18 lawsuits in which the plaintiffs alleged either wrongful death or personal injury in situations in which the TASER device was used by law enforcement officers or during training exercises. One case has been dismissed with prejudice, another case has been dismissed without prejudice and the balance of the cases are pending. With respect to each of these 18 cases, the table below lists the name of plaintiff, the date of the suit, the jurisdiction in which the case is pending, the type of claim and the status of the matter. In each of these lawsuits, the plaintiff is seeking monetary damages from the Company. We have submitted the defense of each of these lawsuits to our insurance carriers as we maintained during these periods and continue to maintain product liability insurance coverage with varying limits and deductibles. The Company’s product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $250,000 in deductibles. The Company is defending each of these lawsuits vigorously. Although the Company does not expect the outcome in any individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability that may ultimately result from the resolution of these matters

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Del’Ostia	3/2004	US District Court, SD FL	Wrongful Death	Dismissed With Prejudice
Alvarado	4/2003	CA Superior Court	Wrongful Death	Discovery Phase
City of Madera	6/2003	CA Superior Court	Wrongful Death	Discovery Phase
Borden	9/2004	US District Court, SD IN	Wrongful Death	Discovery Phase
Thompson	9/2004	MI Circuit Court	Wrongful Death	Discovery Phase
Pierson	11/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
Glowczenski	10/2004	US District Court, ED NY	Wrongful Death	Discovery Phase
LeBlanc	12/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
Elsholtz	12/2004	TX District Court	Wrongful Death	Discovery Phase
Kerchoff	6/2004	US District Court, ED MI	Training Injury	Dismissed Without Prejudice
Powers	11/2003	AZ Superior Court	Training Injury	June 2005 Trial Scheduled
Cook	8/2004	NV District Court	Training Injury	Discovery Phase
Stevens	10/2004	OH Court Common Pleas	Training Injury	Discovery Phase
Eckenroth	11/2004	AZ Superior Court	Training Injury	Discovery Phase
Lipa	2/2005	MI Circuit Court	Training Injury	Discovery Phase
Dimiceli	3/2005	FL Circuit Court	Training Injury	Discovery Phase
Cosby	8/2004	US District Court, SD NY	Injury During Arrest	Discovery Phase
Blair	5/2005	US District Court, MD NC	Injury During Detention	Discovery Phase

Other Litigation
      In January 2005 the Company filed litigation in U.S. District Court for the Western District of North Carolina against Stinger Systems, Inc. and Robert Gruder alleging false advertising and a violation of the Lanham Act. The defendants have filed a counterclaim against the Company alleging defamation. This case is in the discovery phase and no trial date has been set.
      In February 2005 the Company filed litigation in Superior Court for Maricopa County, Arizona against its former patent attorney, Thomas G. Watkins III, alleging breach of fiduciary duty and estoppel arising out of ownership and inventorship claims Mr. Watkins has made against a patent he filed for the Company for certain technology utilized in the TASER X26 product.

d. Employment Agreements
      The Company has employment agreements with its President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Vice President of Research and Development and Vice President and General Counsel. The Company may terminate the agreements with or without cause. Should the Company terminate the agreements without cause, upon a change of control of the Company or death of the employee, the employees are entitled to additional compensation. Under these circumstances, these officers and employees may receive the amounts remaining under their contracts upon termination, which would total $1,042,500 in the aggregate at December 31, 2004.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

6. Income Taxes
      Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,

	2004	2003

Current Deferred Income Tax Assets
Net operating loss carryforward	$10,494,462	$693,756
Reserves and accruals	405,684	217,501
Non-employee stock option expense	183,276
Inventory cost capitalization	—	225,939

Total Deferred Income Tax Assets	$11,083,422	$1,137,196

Long-term Deferred Income Tax Assets (Liabilities)
Net operating loss carryforward	$12,346,542	$—
Depreciation	(185,309)	(45,102)
Amortization	(34,468)	4,981

Net Deferred Income Tax Asset (Liability)	$12,126,765	$(40,121)

      At December 31, 2004, the Company has net operating loss carry forwards (“NOL”) for federal and state income tax purposes of approximately $59,165,520. The Company’s federal NOL carryforward expires in 2024. The Company’s state NOL carryforward expires in 2009.
      SFAS 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax asset may not be realized. The Company has determined that no such valuation allowance is necessary.
      Significant components of the federal and state income tax expense are as follows:

	For the Year Ended
	December 31,

	2004	2003

Current
Federal	$9,905,621	$2,899,474
State	1,557,487	383,754

Total Current	11,463,108	3,283,228

Deferred
Federal	627,985	(339,350)
State	99,907	(30,277)

Total Deferred	727,892	(369,627)

Provision for Income Taxes	$12,191,000	$2,913,601

      A reconciliation of the Company’s effective income tax rate to the federal statutory rate follows:

Federal statutory rate	35.0%	34.5%
State tax, net of federal benefit	3.4%	4.0%
Nondeductible lobbying expenses	0.5%	1.0%

Effective income tax rate	38.9%	39.5%

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
7.     Line of Credit
      On July 13, 2004, the Company entered into a new line of credit agreement to replace its existing line. The new agreement has a total availability of $10 million. The line is secured primarily by the Company’s accounts receivable and inventory and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime. The availability under this line is computed on a monthly borrowing base. The line of credit matures on July 13, 2006 and requires monthly payments of interest only. At December 31, 2004, the available borrowing under the existing line of credit was $6.5 million, and there was no amount outstanding under the line of credit. There were no borrowings under the line during the year ended December 31, 2004.
      The Company’s agreement with the bank requires the Company to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage. For the year ended December 31, 2004, the Company was in compliance with all requirements.
8.     Notes Payable and Capital Lease Commitments
      At December 31, 2004 and 2003 debt obligations were as follows:

	2004	2003

Note Payable, 2003 asset acquisition, 0% interest, balance due on January 2, 2004	$—	$250,000
Capital leases, interest at varying rates of 7% to 23%, due in monthly installments through December 2005, secured by equipment	4,642	18,878

	4,642	268,878
Less: current portion	(4,642)	(265,223)

Total	$—	$3,655

      In June 2003, the Company acquired the assets of a competitor who held the TASER trademark. The purchase price for this transaction was $1.0 million. The first $500,000 was paid in cash, and the remaining $500,000 was secured by a note payable backed by an irrevocable letter of credit in the amount of $500,000. The note was to be paid in two equal payments of $250,000. The first was paid on October 1, 2003, the remaining balance was paid on January 2, 2004.
      Certain officers and a director of the Company have personally guaranteed the Company’s capital leases.
9.     Stockholders’ Equity

a. Common Stock
      Concurrent with its re-incorporation in Delaware in February 2001, the Company adopted a certificate of incorporation and authorized the issuance of two classes of stock to be designated “common stock” and “preferred stock,” provided that both common and preferred stock shall have a par value of $0.00001 per share and authorized the Company to issue 50 million shares of common stock and 25 million shares of preferred stock.
      On August 26, 2004, the Company held a special meeting of stockholders to amend its Certificate of Incorporation to increase the authorized shares of common stock to 200 million shares. The increase in authorized shares was approved to enable the Board of Directors to effect a future stock split in the form of a stock dividend. Under the previous Certificate of Incorporation, the Board of Directors could not authorize future stock splits or declare additional stock dividends without first soliciting and obtaining stockholder approval if following such action the total number of shares of common stock outstanding and reserved for issuance would exceed 50,000,000 shares. Under the Certificate of Incorporation, as amended, the Board of

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Directors has the ability to authorize future stock splits in the form of a stock dividend up to the maximum amount permitted under the Certificate of Incorporation.
      On January 14, 2004, the Company announced a three-for-one stock split in the form of a stock dividend. Under the terms of the stock split, the Company’s shareholders of record as of January 26, 2004 would receive two shares of common stock for every one share of common stock held on that date. The stock split was effected on February 11, 2004 from authorized but unissued shares of common stock of the Company.
      On April 6, 2004, the Company announced a two-for-one stock split in the form of a stock dividend. Under the terms of the stock split, the Company’s shareholders of record as of April 15, 2004 would receive one share of common stock for every one share of common stock held on that date. The stock split was effected on April 29, 2004 from authorized but unissued shares of common stock of the Company.
      On November 4, 2004, the Company announced a two-for-one stock split in the form of a stock dividend. Under the terms of the stock split, the Company’s shareholders of record as of November 15, 2004 would receive one share of common stock for every one share of common stock held on that date. The stock split was effected on November 29, 2004 from authorized but unissued shares of common stock of the Company.
      Under the Company’s Certificate of Incorporation, the Company’s stockholders do not have preemptive rights with respect to common stock. Thus, should the Board of Directors elect to issue additional shares of common stock, existing stockholders would not have any preferential rights to purchase such shares. In addition, if the Board of Directors elects to issue additional shares of common stock, such issuance could have a dilutive effect on earnings per share, voting power, and share holdings of current stockholders.
      The number of shares, per share amounts, conversion amounts and stock option and warrant data of the Company’s common stock have been retroactively restated for all periods presented for the stock dividends and stock splits discussed above.

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
      On March 30, 2004, the Company announced that it would extend the redemption period of its publicly traded warrants to April 28, 2004. During that period, each warrant continued to be exercisable for three shares of common stock (one share of common stock plus two additional shares as a stock dividend) at $9.53 per warrant. The warrant exercise price of $9.53 is the pre-split price; although the price of the warrants was not affected by the stock splits, the underlying number of shares was affected. The result was that each warrant became convertible into one share of common stock and an additional five shares as a stock dividend. After that time, the warrants were no longer exercisable, and holders had the right to receive only the

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
redemption price of $0.25 per TASER warrant. All but four of the public warrants were exercised. On December 31, 2004, no warrants were outstanding.

d. Stock Option Plan
      The Company has historically issued stock options to various equity owners and key employees as a means of attracting and retaining quality personnel. The option holders have the right to purchase a stated number of shares at the market value on the grant date. The options issued under the Company’s 1999 Stock Option Plan (the “1999 Plan”) generally vest over a three-year period. The options issued under the Company’s 2001 Stock Option Plan (the “2001 Plan”) generally vest over a three-year period. The options issued under the Company’s 2004 Stock Option Plan (the “2004 Plan”) generally vest over a one-year period. The shares issuable under each of the plans were registered on Form S-8 with the United States Securities and Exchange Commission. The total number of shares registered under these plans were 9,952,500 under the Company’s 1999 Plan, and 6,600,000 under the 2001 Plan, and 6,800,000 under the 2004 Plan. These plans provide for officers, key employees and consultants to receive nontransferable stock options to purchase an aggregate of 23,352,500 shares of the Company’s common stock. As of December 31, 2004, 16,697,408 options had been granted at prices equal to or greater than the fair market value of the stock, 10,588,796 of the options granted had been exercised, and 6,832,750 options are remaining for future grants. During 2003 and 2004, the Company granted options to consultants at an exercise price equal to or greater than the value of the common stock on the date of grant. The options vest over a three-year period. The total compensation cost associated with the options granted to consultants was $177,142 in 2003 and approximately $625,714 in 2004.
      A summary of the Company’s stock options, adjusted for stock splits in the form of stock dividends, at December 31, 2004 and 2003 and for the years then ended is presented in the table below:

	2004		2003

		Weighted		Weighted
		Average		Average
	Options	Exercise Price	Options	Exercise Price

Options outstanding, beginning of year	10,283,808	$0.91	9,467,100	$0.77
Granted	2,451,260	$8.94	3,758,400	$0.85
Exercised	(6,912,892)	$1.85	(2,941,692)	$0.62
Expired/terminated	(177,658)	$2.90	—

Options outstanding, end of year	5,644,518	$3.19	10,283,808	$0.91

Exercisable at end of year	2,898,472	$4.25	4,027,392	$0.97
Options available for grant at end of year	6,832,750		2,306,352
Weighted average fair value of options granted during the year		$4.42		$0.53
      Stock options outstanding and exercisable, adjusted for stock splits made in the form of stock dividends, at December 31, 2004 are as follows:

		Weighted			Weighted
		Average			Average
	Options	Exercise	Average	Options	Exercise
Range of Exercise Price	Outstanding	Price	Life(a)	Exercisable	Price

$ 0.28-$ 0.99	2,099,371	$0.40	5.8	540,513	$0.46
$ 1.03-$ 2.41	2,180,297	$1.63	5.1	1,278,547	$1.56
$ 7.08-$11.27	1,042,930	$7.44	6.9	883,574	$7.47
$13.52-$18.95	243,320	$16.84	9.5	166,994	$17.22
$19.18-$24.90	59,500	$21.25	9.0	27,868	$20.90
$25.26-$29.83	19,100	$27.03	9.4	976	$28.38

$ 0.28-$29.83	5,644,518	$3.19	6.3	2,898,472	$4.25

(a)	Weighted average remaining contractual life in years.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

10.	Related Party Transactions
      The Company occasionally charters an aircraft for business travel from Four Futures Corporation, which is wholly owned by Thomas P. Smith, President of the Company, and his family. For the year ended December 31, 2004, the Company incurred expenses of $154,432 from Four Futures Corporation. No expense was incurred during the year ended December 31, 2003. The Company believes that the rates charged by Four Futures Corporation are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
      The Company also occasionally charters an aircraft for business travel from Thundervolt, LLC, which is wholly owned by Patrick W. Smith, CEO of the Company, and Phillips W. Smith, Chairman of the Company’s Board. For the year ended December 31, 2004, the Company incurred expenses of $191,100 from Thundervolt, LLC. No expense was incurred during the year ended December 31, 2003. The Company believes that the rates charged by Thundervolt, LLC are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Company’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
3.2	Company’s Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
3.3	Certificate of Amendment to Certificate of Incorporation dated September 1, 2004
4.1	Reference is made to pages 1 — 4 of Exhibit 3.1 and pages 1 — 5 and 12 — 14 of Exhibit 3.2
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.1*	Employment Agreement with Patrick W. Smith, dated July 1, 1998 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.2*	Employment Agreement with Thomas P. Smith, dated November 15, 2000 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.3*	Employment Agreement with Kathleen C. Hanrahan, dated November 15, 2000 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.4*	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.5*	Form of Indemnification Agreement between the Company and its officers (incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.6*	1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.7*	2001 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.8*	Form of Warrant issued to Bruce Culver and Phil Smith (incorporated by reference to Exhibit 10.8 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.9	Lease between the Company and Norton P. Remes and Joan A. Remes Revocable Trust, dated November 17, 2000 (incorporated by reference to Exhibit 10.14 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended
10.10	Form of Sales Representative Agreement with respect to services by and between the Company and Sales Representatives (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 15, 2002), as amended
10.11	Lease Agreement, dated April 17, 2001, payable to GE Capital Corporation in the amount of $37,945 (incorporated by referenced to Exhibit 10.13 to the Annual Report on Form 10-KSB, filed March 15, 2002), as amended
10.12*	Employment Agreement with Douglas E. Klint, dated December 15, 2002 (incorporated by referenced to Exhibit 10.14 to the Annual Report on Form 10-KSB, filed March 15, 2002), as amended
10.13	Credit Agreement dated July 13, 2004, between the Company and Bank One
10.14	Employment Agreement with Daniel Behrendt, dated April 28, 2004
10.15	2004 Stock Option Plan
10.16	TASER 2004 Outside Directors Stock Option Plan
14.1	Code of Ethics, as adopted by the Board of Directors
23.1	Consent of Deloitte & Touche, LLP, independent auditors
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

Exhibit
Number	Description

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

Exhibit
Number	Description

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certain Factors to Consider in Connection with Forward-Looking Statements

*	Management contract or compensatory plan or arrangement