Form 10KSB/A
period 2004-12-31
TASER INTERNATIONAL INC
filed 2005-05-23
CIK 1069183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
(Amendment No. 1)

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

TASER INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-KSB
Year Ended December 31, 2004
EXPLANATORY NOTE
      This Amendment No. 1 to the Annual Report on Form 10-KSB of Taser International Inc. for the fiscal year ended December 31, 2004 is being filed to reflect a restatement of our financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB filed on March 31, 2005 (the “Original Report”). The purpose of the restatement is to correct an error in that certain stock option grants were treated as incentive stock options when the grants should have been classified as non-statutory stock options because of the annual limitation on incentive stock options under applicable tax regulations. We also improperly tax affected the pro forma expense associated with incentive stock options for the year ended December 31, 2004. The pro forma expense is used to calculate pro forma basic and diluted net income per share for disclosure in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation.” See Note 11 included in “Item 7 Financial Statements” and “Item 8A Controls and Procedures” included in this Form 10-KSB/A for additional information regarding the restatement. References herein to the Form 10-KSB refer to our Original Report, as amended by this Amendment No. 1.
      Except for matters related to the aforementioned restatement, this Amendment No. 1 does not modify or update other disclosures in the Original Report, including the nature and character of such disclosure to reflect events occurring after the filing date of the Original Report. While we are amending only certain portions of our Form 10-KSB, for convenience and ease of reference, we are filing the entire Form 10-KSB/A, except for certain exhibits. Accordingly, this Form 10-KSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the Original Report and with exhibits filed with the Original Report.

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
      In 2002, Company management worked with officials from United Airlines and a Washington lobbying firm to assist with safety studies and to initiate legislative changes which would allow the ADVANCED TASER device to be deployed on board commercial aircraft. On November 25, 2002, Congress approved The Homeland Security Act of 2002 allowing individual carriers to apply to the Undersecretary of Transportation for Security, on a case by case basis, to deploy our weapon system. As of January 2003, United Airlines and Mesa Airlines, had submitted these applications to the Transportation Security Administration (TSA) for approval. In November 2004, the TSA granted approval for the first commercial airline to deploy TASER devices on flights.
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
      The Company also achieved several important legislative and safety approvals for its products. In July 2004, the State of Massachusetts passed legislation allowing TASER devices to be used by police (prior legislation precluding the use of TASER devices was overturned). The TSA approved the use of TASER devices on commercial aircraft in November 2004. The United States Department of Defense Human Effects Center of Excellence (HECOE) concluded an extensive review of TASER devices concluding that, while additional studies would be helpful, TASER devices are generally safe and effective, and that data indicated TASER devices reduce injuries to police officers and suspects when compared to alternatives along the force continuum. Several international governments also approved the use of TASER devices, including the United Kingdom, Finland, Sweden, and South Korea. Finally, the Company established the TASER Foundation for the families of fallen law enforcement officers in the fourth quarter of 2004. The TASER Foundation was funded with initial commitments for over $700,000 from TASER International, Inc. employees. The TASER Foundation is a structured means for TASER International to give back to the community in a very targeted fashion to support the law enforcement community which has helped us to build our company.
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
      The Company also introduced its X-Rail system in 2004, which allows the X26 conducted energy device to be attached to military and law enforcement rifles via a Picatinny rail giving the user lethal and non-lethal options on the same weapon. In 2004, the Company also had successful field trials of its TAPM area denial device which is being developed with General Dynamics.
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

Corporate Information
      We were incorporated in Arizona in September 1993 as ICER Corporation. We changed our name to AIR TASER, Inc. in December 1993 and to TASER International, Incorporated in April 1998. In February 2001, we reincorporated in Delaware as TASER International, Inc. Our website is located at www.taser.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-KSB/A.

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

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Del’Ostia	3/2004	US District Court, SD FL	Wrongful Death	Dismissed With Prejudice
Alvarado	4/2003	CA Superior Court	Wrongful Death	Discovery Phase
City of Madera	6/2003	CA Superior Court	Wrongful Death	Discovery Phase
Borden	9/2004	US District Court, SD IN	Wrongful Death	Discovery Phase
Thompson	9/2004	MI Circuit Court	Wrongful Death	Discovery Phase
Pierson	11/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
Glowczenski	10/2004	US District Court, ED NY	Wrongful Death	Discovery Phase
LeBlanc	12/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
Elsholtz	12/2004	TX District Court	Wrongful Death	Discovery Phase
Kerchoff	6/2004	US District Court, ED MI	Training Injury	Dismissed Without Prejudice
Powers	11/2003	AZ Superior Court	Training Injury	June 2005 Trial Scheduled
Cook	8/2004	NV District Court	Training Injury	Discovery Phase
Stevens	10/2004	OH Court Common Pleas	Training Injury	Discovery Phase
Eckenroth	11/2004	AZ Superior Court	Training Injury	Discovery Phase
Lipa	2/2005	MI Circuit Court	Training Injury	Discovery Phase
Dimiceli	3/2005	FL Circuit Court	Training Injury	Discovery Phase
Cosby	8/2004	US District Court, SD NY	Injury During Arrest	Discovery Phase
Blair	3/2005	US District Court, MD NC	Injury During Detention	Discovery Phase
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
      As discussed in Note 11 to the financial statements contained herein, our December 31, 2004 financial statements have been restated. The following Management’s Discussion and Analysis or Plan of Operation gives effect to that restatement.
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
      Our business grew substantially in 2004 and we achieved 177% growth in net sales compared to 2003, earned $18.9 million in net income, and generated more than $30.3 million of cash through operating activities. During 2004, our TASER X26 met with significant customer approval contributing more than $46.1 million of net sales for the year. During 2004, we also achieved many of the financial objectives established by the Company at the time of our initial public offering, including our targeted gross margin; sales, general and administrative expenses; research and development costs; operating income; day’s sales outstanding and inventory turns.
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
Critical Accounting Policies
      We have identified the following policies as critical to our business operations and the understanding of our results of operations. The preparation of this Annual Report on Form 10-KSB/A requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The effect of these policies on our business operations is discussed below.

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

	(As restated
	see Note 11)
Statements of Income and Balance Sheet Data:
Statement of Income Data:
Net sales	$67,639,879	$24,455,506
Gross margin	45,184,383	15,052,890
Sales, general and administrative expenses	13,880,322	6,973,721
Income from operations	30,480,468	7,580,699
Interest income	439,450	50,375
Interest expense	1,485	9,307
Income before income taxes	30,920,742	7,367,291
Provision for income tax	12,039,000	2,913,601
Net income	$18,881,742	$4,453,690
Basic earnings per share	$0.33*	$0.12*
Diluted earnings per share	$0.30*	$0.10*
Balance Sheet Data:
Working Capital	$51,100,989	$22,479,594
Total Assets	109,452,578	31,444,690
Total Current Liabilities	8,933,939	3,895,371
Long Term Portion of Capital Lease Obligations	—	3,655
Total Stockholders’ Equity	$99,910,783	$27,427,450

*	Earnings per share data are shown on a post-split basis.
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
      Sales, General and Administrative Expenses. Sales, general and administrative expenses increased $6.9 million, or 99%, to $13.9 million for 2004 from $7.0 million for 2003. The increase in sales, general and administrative expenses is expected to continue as the Company ramps up its infrastructure to meet the expected increased demand for its products. However, as a percent of sales, sales, general and administrative expenses decreased 28%, to 21% for 2004 compared to 29% for 2003. Administrative expenses were reduced by 23%, to 10% of sales for 2004, compared to 13% of sales for 2003. This reduction in administrative expenses as a percent of sales was achieved net of significant increases in the Company’s liability insurance, salaries, and travel expenses.
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
      Income Taxes. The provision for income tax increased $9.1 million to $12.0 million for 2004 compared to $2.9 million for 2003. This increase was the result of higher income before taxes for 2004. The effective income tax rate for 2004 was 38.9% compared to 39.5% for 2003. The decrease in the effective tax rate was due a decrease in non-deductible lobbying expenses, as a percentage of net income, from the prior year.
      During 2004, we received approximately $37.3 million of tax benefits from the exercise of stock options and subsequent sale of the underlying stock compared to $4.0 million for 2003. At December 31, 2004, the Company had an income tax receivable in the amount of $53,000 compared to $292,000 at December 31, 2003. The net deferred tax asset as of December 31, 2004 was $26.4 million compared to $1.1 million at December 31, 2003.
      Net Income. Net income increased $14.4 million to $18.9 million for 2004 compared to $4.5 million for 2003. The increase in net income resulted primarily from the increased sales volume for the year and better leverage of the Company’s fixed costs. Income per basic share increased $0.21 to $0.33 in 2004 compared to $0.12 for 2003. Income per diluted share also increased $0.20 to $0.30 per share in 2004 compared to $0.10 for 2003. Basic earnings per share calculations were based on weighted average shares outstanding of 57,232,329 for 2004 and 37,889,640 for 2003. Diluted earnings per share calculations were based on weighted average shares outstanding of 62,319,590 for 2004 and 46,598,312 for 2003. All share and per share amounts have been retroactively restated for the three stock splits executed during 2004.

Liquidity and Capital Resources
      Liquidity. As of December 31, 2004, we had working capital of $51.1 million compared to working capital of $22.4 million at December 31, 2003. The improvement in working capital from 2003 to 2004 was primarily due to the increase in cash resulting from operating cash flow and the exercise of stock options and warrants. Working capital also increased due to a higher accounts receivable balance due to increased net sales levels and increased inventory levels to support anticipated higher sales.
      During 2004, we generated $30.3 million in cash from operations compared to the $4.4 million generated from operations in 2003. The increase in cash provided by operations was primarily due to three key factors: the $18.9 million of net income generated, $11.3 million of net tax benefits derived from the exercise of stock options, and an increase to accounts payable and other short term liabilities of $5.6 million. These increases were partially off-set by the use of cash from an increase in accounts receivable of $3.1 million during the year, and an increase in the amount of the Company’s investment in inventory of $3.7 million.
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
      Capital Resources. On December 31, 2004, the Company had cash and investments of $50 million and no long term debt outstanding. Additionally, we generated net income of $18.9 million in 2004, and $4.5 million in 2003. The Company believes after payment of liabilities and accounts payable outstanding as of December 31, 2004, its monthly cash flow from operations throughout 2005 will be adequate to cover monthly obligations.
      The Company has a purchase commitment of $3.3 million to complete the construction of its new manufacturing and headquarters facility in Scottsdale Arizona. The Company has adequate cash and short-term investments maturing to fund this commitment.
      We negotiated a new revolving line of credit on July 13, 2004, through a domestic bank. The total availability on the line is $10 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on July 13, 2006 and requires monthly payments of interest only. At December 31, 2004, there was a calculated availability of $6.5 million based on the borrowing base defined with the lender which is based on the Company’s eligible accounts receivable and inventory. However, there was no outstanding balance under the line of credit at December 31, 2004, and no borrowings under the line as of the date of this filing.
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

Commitment and Contingencies
      The following table outlines our future contractual financial obligations, in thousands, as of December 31, 2004:

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Operating Leases	$221	$197	$24	$—	$—
Capital Leases	5	5
Purchase commitment for new headquarters facility	3,344	3,344	—	—	—

Total contractual cash obligations	$3,570	$3,546	$24	$—	$—

Item 7.	Financial Statements
      The information required by this Item is included herein by reference to the financial statements beginning on page F-1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 8A.	Controls and Procedures
Evaluation of disclosure controls and procedures
      We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
      In connection with the initial filing of our Annual Report on Form 10-KSB for the year ended December 31, 2004, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Restatement of Previously Issued Financial Statements
      In April 2005, subsequent to the issuance of our financial statements for the year ended December 31, 2004, we discovered an error in that certain stock option grants were treated as incentive stock options when the grants should have been classified as non-statutory stock options because of the annual limitation on incentive stock options under applicable tax regulations. For employees who exercised stock option grants and held the underlying stock, to the extent such option grants should have been classified as non-statutory stock options (as opposed to incentive stock options), the employee’s taxable compensation was understated and we were entitled to a deduction from our taxable income equal to the amount of additional compensation attributable to the exercise of non-statutory stock options. This resulted in an increase in our previously reported deferred tax assets at December 31, 2004 by approximately $3.0 million, with a corresponding increase to our additional paid in capital. In addition, while incentive stock options are not subject to payroll tax withholding, non-statutory stock options that result in ordinary income when exercised are subject to payroll tax withholding for the employee and an equal amount to be paid by the employer. The impact to us in the year ended December 31, 2004 of the additional payroll tax was approximately $395,000, which was recorded as an increase to our selling, general and administrative expenses over amounts previously reported. As a result, our provision for income tax decreased by approximately $152,000, which resulted in a corresponding increase to our deferred tax assets. This adjustment impacted our previously reported net income for the year ended December 31, 2004 by approximately $243,000 which reduced our diluted earnings per share for such period by $0.01 to $0.30. In response to the foregoing changes in our 2004 results, we have restated our previously issued financial statements contained in the initial filing of our Form 10-KSB and such restated results are included in this Form 10-KSB/ A. We also improperly tax affected the pro forma expense associated with incentive stock options for the year ended December 31, 2004. The pro forma expense is used in the calculation of pro forma basic and diluted net income per share. As a result of these errors, pro forma net income decreased from $12,005,000 to $10,735,000 and pro forma basic and diluted net income per share decreased from $0.21 and $0.19 to $0.19 and $0.17, respectively. The 2004 pro forma net income, pro forma basic and diluted earnings per share have been restated in this Form 10-KSB/ A.
      With respect to the restatement described above, we have determined that the errors resulted from an inadequate control over the accounting for our stock option programs, and under standards established by the Public Company Accounting Oversight Board, constituted a “material weakness” in our internal control over financial reporting. We have consulted with and advised our Audit Committee of our Board of Directors of our determination.
      In response to the deficiencies which resulted in the “material weakness” described above, our management took actions to enhance the operation and effectiveness of our internal controls and procedures to ensure that we properly classify and account for stock options as either incentive stock options or non-statutory stock options, that option exercises will have the proper payroll taxes withheld based on the classification of the option, and that the proper pro forma expense will be used in the calculation of pro forma basic and diluted net income per share. These actions included reviewing the classification of all previously issued options and creating detailed schedules to ensure that they were properly classified as incentive stock options or non-statutory stock options and instituting additional procedures designed to ensure that any future option grants are properly classified. For grants that had components of incentive stock options and non-statutory stock options, the Company prepared rollforward schedules to calculate the number of incentive stock option and non-statutory stock option shares available to exercise. These schedules were used to evaluate the impact of the error and will be used going forward to properly account for the stock option exercises. In addition, we are currently evaluating various stock option accounting software programs which would provide us with additional assistance in tracking our stock option activity and the financial reporting of such activity.
      In conjunction with our decision to restate our financial statements and the identification of a material weakness in our internal control over financial reporting, we have reevaluated our disclosure controls and procedures, and our Chief Executive Officer and Chief Financial Officer have concluded that these controls were not effective as of December 31, 2004. Our Chief Executive Officer and Chief Financial Officer note that upon our discovery of the control deficiency described above regarding the taxation for stock-based compensation, the matter was promptly reported to the appropriate officers of the Company, the Audit Committee of our Board of Directors and our independent registered public accounting firm and a Form 8-K was filed in a timely manner in accordance with our disclosure controls and procedures.
Changes in internal control over financial reporting
      There has not been any change in our internal control over financial reporting during our quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described above.

Item 8B.	Other Information
      None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
      The information concerning the identification and business experience of directors and identification of our audit committee financial expert is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the heading “Election of Directors,” which proxy statement we filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004.
      The information concerning the identification and business experience of our executive officers is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the heading “Executive Officers,” which proxy statement we filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004.
      The information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement we filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004.
      The information concerning significant employees and family relationships is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the heading “Significant Employees and Family Relationships,” which proxy statement we filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004.
      The information concerning the Company’s code of ethics is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the heading “Code of Ethics,” which proxy statement we filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004.

Item 10.	Executive Compensation
      The information concerning executive compensation is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the heading “Executive Compensation,” which proxy statement we filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004.
      The information concerning compensation of directors is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the heading “Compensation of Directors,” which proxy statement we filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement we filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004.

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

Item 13.	Exhibits

Exhibit
Number		Description

3.1		Company’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
3.2		Company’s Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
3.3		Certificate of Amendment to Certificate of Incorporation dated September 1, 2004 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB, filed March 31, 2005)
4.1		Reference is made to pages 1 — 4 of Exhibit 3.1 and pages 1 — 5 and 12 — 14 of Exhibit 3.2
4.2		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10	.1*	Employment Agreement with Patrick W. Smith, dated July 1, 1998 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10	.2*	Employment Agreement with Thomas P. Smith, dated November 15, 2000 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10	.3*	Employment Agreement with Kathleen C. Hanrahan, dated November 15, 2000 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10	.4*	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10	.5*	Form of Indemnification Agreement between the Company and its officers (incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10	.6*	1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10	.7*	2001 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

Exhibit
Number		Description

10	.8*	Form of Warrant issued to Bruce Culver and Phil Smith (incorporated by reference to Exhibit 10.8 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.9		Lease between the Company and Norton P. Remes and Joan A. Remes Revocable Trust, dated November 17, 2000 (incorporated by reference to Exhibit 10.14 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.10		Form of Sales Representative Agreement with respect to services by and between the Company and Sales Representatives (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 15, 2002)
10.11		Lease Agreement, dated April 17, 2001, payable to GE Capital Corporation in the amount of $37,945 (incorporated by referenced to Exhibit 10.13 to the Annual Report on Form 10-KSB, filed March 15, 2002)
10	.12*	Employment Agreement with Douglas E. Klint, dated December 15, 2002 (incorporated by referenced to Exhibit 10.14 to the Annual Report on Form 10-KSB, filed March 15, 2002)
10.13		Credit Agreement dated July 13, 2004, between the Company and Bank One (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10	.14*	Employment Agreement with Daniel Behrendt, dated April 28, 2004 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10	.15*	2004 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10	.16*	TASER 2004 Outside Directors Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-KSB, filed March 31, 2005)
14.1		Code of Ethics, as adopted by the Company’s Board of Directors (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB, filed March 31, 2005)
23.1		Consent of Deloitte & Touche, LLP, independent registered public accounting firm
31.1		Chief Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2		Chief Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1		Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Certain Factors to Consider in Connection with Forward-Looking Statements (incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-KSB, filed March 31, 2005)

*	Management contract or compensatory plan or arrangement
Financial Statements:
      The Financial Statements listed below are located after the signature page and begin on page F-1.

Item 14.	Principal Accountant Fees and Services
      Aggregate fees billed to the Company by Deloitte & Touche LLP were as follows:

	2004	2003

Audit Fees	$215,057	$91,000
Audit Related Fees	—	—
Tax Fees	33,351	21,250
All other Fees	500	1,000
Audit Committee Pre-Approval Procedures for Independent Registered Public Accounting Firm-Provided Services
      The Audit Committee of the Board of Directors has the sole authority to engage the Company’s independent registered public accounting firm for audit services and must pre-approve all tax and other non-audit services to be provided by such independent registered public accounting firm prior to the performance of any such service. The Chairperson of the Audit Committee, acting alone, may approve any non-audit service in an amount of up to $5,000. Approval for all audit services and for non-audit services greater that $5,000 is evaluated during the audit committee meetings. Any non-audit services approved by the Chairperson of the Audit Committee, acting alone, are reported to the full Audit Committee at the first meeting following approval by the Chairperson.

SIGNATURES
      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.
Date: May 23, 2005

By:	/s/ PATRICK W. SMITH

Patrick W. Smith
Chief Executive Officer
Date: May 23, 2005

By:	/s/ DANIEL M. BEHRENDT

Daniel M. Behrendt
Chief Financial Officer
(Principal Financial and Accounting Officer)
      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ PATRICK W. SMITH Patrick W. Smith		Director	May 23, 2005

/s/ THOMAS P. SMITH Thomas P. Smith		Director	May 23, 2005

/s/ PHILLIPS W. SMITH Phillips W. Smith		Director	May 23, 2005

/s/ MATTHEW R. MCBRADY* Matthew R. McBrady		Director	May 23, 2005

/s/ BRUCE R. CULVER* Bruce R. Culver		Director	May 23, 2005

/s/ JUDY MARTZ Judy Martz		Director	May 23, 2005

/s/ MARK W. KROLL* Mark W. Kroll		Director	May 23, 2005

*By:	/s/ PATRICK W. SMITH Patrick W. Smith, Attorney in Fact

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
      As discussed in Note 11, the accompanying 2004 financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 31, 2005
(May 20, 2005 as to the effects of the restatement discussed in Note 11)

TASER INTERNATIONAL, INC.
BALANCE SHEETS

	December 31,

	2004	2003

	(As restated
	see Note 11)
ASSETS
Current Assets
Cash and cash equivalents	$14,757,159	$15,878,326
Short-term investments	17,201,477	—
Accounts receivable, net	8,460,112	5,404,333
Inventory	6,840,051	3,125,974
Prepaids and other assets	1,639,734	536,815
Income tax receivable	52,973	292,321
Deferred income tax asset	11,083,422	1,137,196

Total Current Assets	60,034,928	26,374,965
Long-term investments	18,071,815	—
Property and Equipment, net	14,756,512	3,946,881
Deferred Income Tax Asset	15,310,207	—
Intangible Assets, net	1,279,116	1,122,844

Total Assets	$109,452,578	$31,444,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$—	$250,000
Current portion of capital lease obligations	4,642	15,223
Accounts payable and accrued liabilities	8,827,132	3,444,346
Customer deposits	102,165	185,802

Total Current Liabilities	8,933,939	3,895,371
Capital Lease Obligations	—	3,655
Deferred Revenue	607,856	78,093
Deferred Income Tax Liability	—	40,121

Total Liabilities	9,541,795	4,017,240

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at December 31, 2004 and 2003	—	—
Common Stock, $0.00001 par value per share; 200 million shares authorized; 60,992,156 and 50,698,824 shares issued and outstanding at December 31, 2004 and 2003	609	507
Additional Paid-in Capital	75,850,810	22,249,321
Retained Earnings	24,059,364	5,177,622

Total Stockholders’ Equity	99,910,783	27,427,450

Total Liabilities and Stockholders’ Equity	$109,452,578	$31,444,690

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF INCOME

	For the Year Ended
	December 31,

	2004	2003

	(As restated see
	Note 11)
Net Sales	$67,639,879	$24,455,506

Cost of Products Sold:
Direct manufacturing expense	16,898,559	6,973,757
Indirect manufacturing expense	5,556,937	2,428,859

Total Cost of Products Sold	22,455,496	9,402,616

Gross Margin	45,184,383	15,052,890
Sales, general and administrative expenses	13,880,322	6,973,721
Research and development expenses	823,593	498,470

Income from Operations	30,480,468	7,580,699
Interest income	439,450	50,375
Interest expense	(1,485)	(9,307)
Other income (expense), net	2,309	(254,476)

Income before income taxes	30,920,742	7,367,291
Provision for income tax	12,039,000	2,913,601

Net Income	$18,881,742	$4,453,690

Income per common and common equivalent shares
Basic	$0.33	$0.12
Diluted	$0.30	$0.10
Weighted average number of common and common equivalent shares outstanding
Basic	57,232,329	37,889,640
Diluted	62,319,590	46,598,312
The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004 and 2003

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance, December 31, 2002	33,712,716	$337	$5,290,332	$723,932	$6,014,601
Exercise of stock options	2,941,692	29	1,819,541		1,819,570
Exercise of warrants	99,996	1	1,832		1,833
Exercise of underwriter warrants	1,290,504	13	947,005		947,018
Exercise of public warrants	12,653,916	127	10,051,541		10,051,668
Stock options granted for payment of consulting fees			177,142		177,142
Income tax effect of stock options exercised			3,961,928		3,961,928
Net income				4,453,690	4,453,690

Balance, December 31, 2003	50,698,824	507	22,249,321	5,177,622	27,427,450
Exercise of stock options	6,912,892	68	13,084,744		13,084,812
Exercise of private warrants	270,208	3	74,997		75,000
Exercise of public warrants	3,110,232	31	2,470,034		2,470,065
Stock options granted for payment of consulting fees			625,714		625,714
Income tax effect of stock options exercised (as restated, see Note 11)			37,346,000		37,346,000
Net income (as restated, see Note 11)				18,881,742	18,881,742

Balance, December 31, 2004 (as restated, see Note 11)	60,992,156	$609	$75,850,810	$24,059,364	$99,910,783

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2004	2003

	(As restated see
	Note 11)
Cash Flows from Operating Activities:
Net income	$18,881,742	$4,453,690
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	—	15,873
Depreciation and amortization	551,793	393,568
Provision for doubtful accounts	90,000	12,908
Provision for warranty	361,058	302,165
Compensatory stock options	625,714	177,142
Deferred income taxes	727,892	(369,627)
Stock option tax benefit	11,321,554	3,315,339
Change in assets and liabilities:
Accounts receivable	(3,145,779)	(4,529,099)
Inventory	(3,714,077)	(791,165)
Prepaids and other assets	(1,102,919)	(423,066)
Income tax receivable	239,348	(217,369)
Accounts payable and accrued liabilities	5,551,491	1,853,114
Customer deposits	(83,637)	171,074

Net cash provided by operating activities	30,304,180	4,366,546

Cash Flows from Investing Activities:
Purchases of investments	(35,273,292)	—
Purchases of property and equipment	(11,322,299)	(3,651,110)
Purchases of intangible assets	(195,397)	(565,110)

Net cash used in investing activities	(46,790,988)	(4,216,220)

Cash Flows from Financing Activities:
Payments under capital leases	(14,236)	(34,026)
Payments on notes payable	(250,000)	(250,000)
Payments on revolving line of credit	—	(385,000)
Proceeds from warrants exercised	2,545,065	11,000,519
Proceeds from options exercised	13,084,812	1,819,570

Net cash provided by financing activities	15,365,641	12,151,063

Net (Decrease) Increase in Cash and Cash Equivalents	(1,121,167)	12,301,389
Cash and Cash Equivalents, beginning of period	15,878,326	3,576,937

Cash and Cash Equivalents, end of period	$14,757,159	$15,878,326

Supplemental Disclosure:
Cash paid for interest	$1,364	$9,922
Cash (refunded) paid for income taxes — net	$(264,026)	$202,410
Non Cash Transactions
Increase to deferred tax asset related to tax benefits realized from the exercise of stock options (with a related increase to additional paid in capital of $37,346,000 and 3,961,928)	$26,024,446	$646,589
Note Payable issued for purchase of intangible assets	$—	$500,000
The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

1.	History and Nature of Organization
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

2.	Summary of Significant Accounting Policies
      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

f. Accounts Payable and Accrued Liabilities
      Accounts payable and accrued liabilities consisted of the following as of December 31, 2004 and 2003:

	2004	2003

	(As restated see
	Note 11)
Accounts Payable	$6,414,932	$2,179,634
Accrued Salaries Expense	300,380	436,674
Accrued Payroll Tax Expense — Stock Options	395,066	—
Current Portion of Deferred Revenue	399,421	31,697
Accrued Expenses	859,419	483,407
Accrued Warranty Expense	457,914	312,934

Total	$8,827,132	$3,444,346

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
      Also included as a component of revenue is development funding provided by the ONR, under a cost-plus fixed fee contract. Periodically, an invoice summarizing the reimbursable expenses is submitted to the ONR

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
for payment. The payment request details the costs expensed in the period and adds a nominal profit. The total amount recognized for this work in 2004 was $12,362 compared to the $276,617 recognized in 2003. The Company recognizes grant revenue when milestones have been completed.
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

k. Warranty Costs
      The Company warrants its product from manufacturing defects for a period of one year after purchase, and thereafter will replace any defective TASER unit for a fee. The Company tracks historical data related to returns and related warranty costs on a quarterly basis, and estimates future warranty claims by applying the estimated average return rate to the product sales for the period. Historically the reserve amount is increased if the Company becomes aware of a component failure that could result in larger than anticipated returns from our customers. After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the ADVANCED TASER device for a fee of $75, and the TASER X26 on a time and

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
materials basis. These fees are intended to help defray the handling and repair costs associated with product returns. A summary of changes in the warranty accrual for the years ended December 31 is as follows:

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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
July 1, 2005, the Company will account for its stock-based employee compensation plans in accordance with FAS 123R, see Note s.

	For the Year Ended
	December 31,

	2004	2003

	(In thousands)
Net Income, as reported	$18,882	$4,454
Add: Total stock-based compensation included in net income as reported	626	177
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(8,773)	(1,337)

Pro Forma Net Income	$10,735	$3,294

Net Income per common share:
Basic, as reported	$0.33	$0.12
Basic, pro forma	$0.19	$0.09
Diluted, as reported	$0.30	$0.10
Diluted, pro forma	$0.17	$0.07
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

	Earnings Per Share For the
	Year Ended December 31,

	2004	2003

Numerator for basic and diluted earnings per share
Net Income	$18,881,742	$4,453,690

Denominator for basic earnings per share — weighted average shares outstanding	57,232,329	37,889,640
Dilutive effect of shares issuable under stock options outstanding	5,087,261	8,708,672

Denominator for diluted earnings per share — adjusted weighted average shares	62,319,590	46,598,312

Net Income per common share
Basic	$0.33	$0.12
Diluted	$0.30	$0.10
      Basic net income per share is based upon the weighted average number of common shares outstanding during the period. For the year ended December 31, 2004 and 2003, the effects of 187,820 and 63,975 stock options, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive and decreased the loss per share.

s. Recent Accounting Pronouncements
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
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends APB Opinion No. 29, eliminating the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with a general exception of fair value accounting for nonmonetary exchanges that do not have a commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not expect this statement to have a material impact on the Company’s financial position or results of operations.
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      Estimated amortization for intangible assets with finite lives for the next five years is as follows:

2005	$39,125
2006	31,125
2007	27,126
2008	27,126
2009	15,267

5.	Commitments and Contingencies

a. Operating Leases
      The Company has entered into operating leases for office space and equipment. Rent expense under these leases for the years ended December 31, 2004 and 2003, was $339,524 and $162,743, respectively.
      Future Minimum lease payments under operating leases as of December 31, 2004, are as follows for the years ending December 31:

2005	$197,400
2006	19,788
2007	4,113
2008	—
2009	—
Thereafter	—

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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
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

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Del’Ostia	3/2004	US District Court, SD FL	Wrongful Death	Dismissed With Prejudice
Alvarado	4/2003	CA Superior Court	Wrongful Death	Discovery Phase
City of Madera	6/2003	CA Superior Court	Wrongful Death	Discovery Phase
Borden	9/2004	US District Court, SD IN	Wrongful Death	Discovery Phase
Thompson	9/2004	MI Circuit Court	Wrongful Death	Discovery Phase
Pierson	11/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
Glowczenski	10/2004	US District Court, ED NY	Wrongful Death	Discovery Phase
LeBlanc	12/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
Elsholtz	12/2004	TX District Court	Wrongful Death	Discovery Phase
Kerchoff	6/2004	US District Court, ED MI	Training Injury	Dismissed Without Prejudice
Powers	11/2003	AZ Superior Court	Training Injury	June 2005 Trial Scheduled
Cook	8/2004	NV District Court	Training Injury	Discovery Phase
Stevens	10/2004	OH Court Common Pleas	Training Injury	Discovery Phase
Eckenroth	11/2004	AZ Superior Court	Training Injury	Discovery Phase
Lipa	2/2005	MI Circuit Court	Training Injury	Discovery Phase
Dimiceli	3/2005	FL Circuit Court	Training Injury	Discovery Phase
Cosby	8/2004	US District Court, SD NY	Injury During Arrest	Discovery Phase
Blair	3/2005	US District Court, MD NC	Injury During Detention	Discovery Phase

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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

6. Income Taxes
      Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,

	2004	2003

Current Deferred Income Tax Assets
Net operating loss carryforward	$10,494,462	$693,756
Reserves and accruals	405,684	217,501
Non-employee stock option expense	183,276
Inventory cost capitalization	—	225,939

Total Deferred Income Tax Assets	$11,083,422	$1,137,196

Long-term Deferred Income Tax Assets (Liabilities)
Net operating loss carryforward	$15,529,984	$—
Depreciation	(185,309)	(45,102)
Amortization	(34,468)	4,981

Net Deferred Income Tax Asset (Liability)	$15,310,207	$(40,121)

      At December 31, 2004, the Company has net operating loss carry forwards (“NOL”) for federal and state income tax purposes of approximately $67,790,000. The Company’s federal NOL carryforward expires in 2024. The Company’s state NOL carryforward expires in 2009.
      SFAS 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax asset may not be realized. The Company has determined that no such valuation allowance is necessary.
      Significant components of the federal and state income tax expense are as follows:

	For the Year Ended
	December 31,

	2004	2003

	(As restated,
	see Note 11)
Current
Federal	$9,773,679	$2,899,474
State	1,537,429	383,754

Total Current	11,311,108	3,283,228

Deferred
Federal	627,985	(339,350)
State	99,907	(30,277)

Total Deferred	727,892	(369,627)

Provision for Income Taxes	$12,039,000	$2,913,601

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the Company’s effective income tax rate to the federal statutory rate follows:

Federal statutory rate	35.0%	34.5%
State tax, net of federal benefit	3.4%	4.0%
Nondeductible lobbying expenses	0.5%	1.0%

Effective income tax rate	38.9%	39.5%

7.     Line of Credit
      On July 13, 2004, the Company entered into a new line of credit agreement to replace its existing line. The new agreement has a total availability of $10 million. The line is secured primarily by the Company’s accounts receivable and inventory and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime. The availability under this line is computed on a monthly borrowing base, which is based on the Company’s eligible accounts receivable and inventory. The line of credit matures on July 13, 2006 and requires monthly payments of interest only. At December 31, 2004, the available borrowing under the existing line of credit was $6.5 million, and there was no amount outstanding under the line of credit. There were no borrowings under the line during the year ended December 31, 2004.
      The Company’s agreement with the bank requires the Company to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage. For the year ended December 31, 2004, the Company was in compliance with all covenants.
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      On August 26, 2004, the Company held a special meeting of stockholders to amend its Certificate of Incorporation to increase the authorized shares of common stock to 200 million shares. The increase in authorized shares was approved to enable the Board of Directors to effect a future stock split in the form of a stock dividend. Under the previous Certificate of Incorporation, the Board of Directors could not authorize future stock splits or declare additional stock dividends without first soliciting and obtaining stockholder approval if following such action the total number of shares of common stock outstanding and reserved for issuance would exceed 50,000,000 shares. Under the Certificate of Incorporation, as amended, the Board of Directors has the ability to authorize future stock splits in the form of a stock dividend up to the maximum amount permitted under the Certificate of Incorporation.
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
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

11.	Restatement
      In April 2005, subsequent to the issuance of our financial statements for the year ended December 31, 2004, we discovered an error in that certain stock option grants were treated as incentive stock options when the grants should have been classified as non-statutory stock options because of the annual limitation on incentive stock options under applicable tax regulations. For employees who exercised stock option grants and held the underlying stock, to the extent such option grants should have been classified as non-statutory stock options (as opposed to incentive stock options), the employee’s taxable compensation was understated and we were entitled to a deduction from our taxable income equal to the amount of additional compensation attributable to the exercise of non-statutory stock options. This resulted in an increase in our previously reported deferred tax assets at December 31, 2004 by approximately $3.0 million, with a corresponding increase to our additional paid in capital. In addition, while incentive stock options are not subject to payroll tax withholding, non-statutory stock options that result in ordinary income when exercised are subject to payroll tax withholding for the employee and an equal amount to be paid by the employer. The impact to us in the year ended December 31, 2004 of the additional payroll tax withholding was approximately $395,000, which was recorded as an increase to our selling, general and administrative expenses over amounts previously reported. As a result, our provision for income tax decreased by approximately $152,000, which resulted in a corresponding increase in our deferred tax assets. This adjustment impacted our previously reported net income for the year ended December 31, 2004 by approximately $243,000 which reduced our diluted earnings per share for such period by $0.01 to $0.30. The change in net income was not significant enough to affect basic earnings per share for the year ended December 31, 2004. We also improperly tax affected the pro forma

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
expense associated with incentive stock options for the year ended December 31, 2004. The pro forma expense is used in the calculation of pro forma basic and diluted net income per share. As a result of these errors, pro forma net income decreased from $12,005,000 to $10,735,000, and pro forma basic and diluted net income per share decreased from $0.21 and $0.19 to $0.19 and $0.17, respectively. The 2004 pro forma net income, pro forma basic and diluted earnings per share have been restated in this Form 10-KSB/A.
      The following changes were made to the previously reported financial statements as of and for the year ended December 31, 2004 in connection with the restatement.
Balance Sheet:

	December 31, 2004

	As Previously
	Reported	As Restated

Deferred income tax asset	$12,126,765	$15,310,207
Total assets	106,269,136	109,452,578
Accounts payable and accrued liabilities	8,432,066	8,827,132
Total current liabilities	8,538,873	8,933,939
Total liabilities	9,146,729	9,541,795
Additional paid-in capital	72,819,368	75,850,810
Retained earnings	24,302,430	24,059,364
Total stockholders’ equity	97,122,407	99,910,783
Total liabilities and stockholders’ equity	106,269,136	109,452,578
Statement of Income:

	For the Year Ended
	December 31, 2004

	As Previously
	Reported	As Restated

Sales, general and administrative expenses	$13,485,256	$13,880,322
Income from operations	30,875,534	30,480,468
Income before income taxes	31,315,808	30,920,742
Provision for income tax	12,191,000	12,039,000
Net income	19,124,808	18,881,742
Income per common and common equivalent share — diluted	$0.31	$0.30
Statement of Cash Flow:

	For the Year Ended
	December 31, 2004

	As Previously
	Reported	As Restated

Net income	$19,124,808	$18,881,742
Stock option tax benefit	11,473,554	11,321,554
Accounts payable and accrued liabilities	5,156,425	5,551,491
Non-cash transactions — Increase to deferred tax asset related to tax benefits realized from the exercise of stock options	22,841,004	26,024,446

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table summarizes changes in the previously reported information in Note 2q:

	For the Year Ended
	December 31, 2004

	As Previously	As
	Reported	Restated

Net Income as reported	$19,125	$18,882	(1)
Add: Total stock-based compensation included in net incomes as reported	626	626
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(7,746)	(8,773)

Pro Forma Net Income	$12,005	$10,735

Net Income per common share:
Basic, as reported	$0.33	$0.33
Basic, pro forma	$0.21	$0.19
Diluted, as reported	$0.31	$0.30
Diluted, pro forma	$0.19	$0.17

(1) As restated for effect of employer payroll taxes as described above.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Company’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
3.2	Company’s Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
3.3	Certificate of Amendment to Certificate of Incorporation dated September 1, 2004 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB, filed March 31, 2005)
4.1	Reference is made to pages 1 — 4 of Exhibit 3.1 and pages 1 — 5 and 12 — 14 of Exhibit 3.2
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.1*	Employment Agreement with Patrick W. Smith, dated July 1, 1998 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.2*	Employment Agreement with Thomas P. Smith, dated November 15, 2000 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.3*	Employment Agreement with Kathleen C. Hanrahan, dated November 15, 2000 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.4*	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.5*	Form of Indemnification Agreement between the Company and its officers (incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.6*	1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.7*	2001 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.8*	Form of Warrant issued to Bruce Culver and Phil Smith (incorporated by reference to Exhibit 10.8 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.9	Lease between the Company and Norton P. Remes and Joan A. Remes Revocable Trust, dated November 17, 2000 (incorporated by reference to Exhibit 10.14 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended
10.10	Form of Sales Representative Agreement with respect to services by and between the Company and Sales Representatives (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 15, 2002), as amended
10.11	Lease Agreement, dated April 17, 2001, payable to GE Capital Corporation in the amount of $37,945 (incorporated by referenced to Exhibit 10.13 to the Annual Report on Form 10-KSB, filed March 15, 2002), as amended
10.12*	Employment Agreement with Douglas E. Klint, dated December 15, 2002 (incorporated by referenced to Exhibit 10.14 to the Annual Report on Form 10-KSB, filed March 15, 2002), as amended
10.13	Credit Agreement dated July 13, 2004, between the Company and Bank One (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.14*	Employment Agreement with Daniel Behrendt, dated April 28, 2004 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.15*	2004 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 31, 2005)

Exhibit
Number	Description

10.16*	TASER 2004 Outside Directors Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-KSB, filed March 31, 2005)
14.1	Code of Ethics, as adopted by the Board of Directors (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB, filed March 31, 2005)
23.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certain Factors to Consider in Connection with Forward-Looking Statements (incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-KSB, filed March 31, 2005)

*	Management contract or compensatory plan or arrangement