Form 10-Q
period 2005-03-31
TASER INTERNATIONAL INC
filed 2005-05-23
CIK 1069183

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-16391

TASER INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	86-0741227 (I.R.S. Employer Identification Number)

17800 N. 85th St., SCOTTSDALE, ARIZONA (Address of principal executive offices)	85255 (Zip Code)

(480) 991-0797
(Registrant’s telephone number, including area code)

7860 E. McClain Drive, Scottsdale, Arizona 85260
(Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 61,326,664 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of May 16, 2005.

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2005

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TASER INTERNATIONAL, INC.
BALANCE SHEETS
March 31, 2005 and December 31, 2004
(UNAUDITED)

	March 31, 2005	December 31, 2004
Assets
Current Assets
Cash and cash equivalents	$18,439,045	$14,757,159
Short-term investments	4,044,760	17,201,477
Accounts receivable, net	2,759,096	8,460,112
Inventory	8,911,768	6,840,051
Prepaids and other assets	1,599,066	1,639,734
Income tax receivable	52,973	52,973
Current deferred income tax asset	8,563,864	11,083,422

Total Current Assets	44,370,572	60,034,928
Long-term investments	25,555,325	18,071,815
Property and Equipment, net	18,665,994	14,756,512
Deferred income tax asset	18,880,473	15,310,207
Intangible assets, net	1,286,146	1,279,116

Total Assets	$108,758,510	$109,452,578

Liabilities and Stockholders’ Equity

Current Liabilities
Current portion of capital lease obligations	$1,870	$4,642
Accounts payable and accrued liabilities	6,455,120	8,827,132
Customer deposits	149,812	102,165

Total Current Liabilities	6,606,802	8,933,939
Deferred Revenue	620,715	607,856

Total Liabilities	7,227,517	9,541,795

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common Stock, $0.00001 par value per share; 200 million shares authorized; 61,304,677 and 60,992,156 shares issued and outstanding at March 31, 2005 and December 31, 2004	613	609
Additional Paid-in Capital	77,302,995	75,850,810
Retained Earnings	24,227,385	24,059,364

Total Stockholders’ Equity	101,530,993	99,910,783

Total Liabilities and Stockholders’ Equity	$108,758,510	$109,452,578

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF INCOME
For the three months ended March 31, 2005 and 2004
(UNAUDITED)

	For the Three Months Ended
	March 31, 2005	March 31, 2004

Net Sales	$10,204,161	$13,136,553

Cost of Products Sold:
Direct manufacturing expense	3,110,206	3,172,522
Indirect manufacturing expense	1,417,819	1,359,979

Total Cost of Products Sold	4,528,025	4,532,501

Gross Margin	5,676,136	8,604,052

Sales, general and administrative expenses	5,252,164	2,569,288
Research and development expenses	347,363	267,095

Income from Operations	76,609	5,767,669

Interest income	198,875	40,005
Interest expense	(88)	(932)
Other income (expense), net	(375)	297

Income before income taxes	275,021	5,807,039
Provision for income tax	107,000	2,256,000

Net Income	$168,021	$3,551,039

Income per common and common equivalent shares
Basic	$0.00	$0.07
Diluted	$0.00	$0.06

Weighted average number of common and common equivalent shares outstanding
Basic	61,101,125	52,732,944
Diluted	63,948,784	60,100,316

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL INC.
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2005 and 2004
(UNAUDITED)

	For the Three Months Ended
	March 31, 2005	March 31, 2004
Cash Flows from Operating Activities:
Net income	$168,021	$3,551,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266,777	121,700
Provision for doubtful accounts	—	40,082
Provision for warranty	71,932	267,146
Compensatory stock options	—	326,159
Deferred income taxes	(85,556)	594,554
Stock option tax benefit	201,072	1,661,446
Change in assets and liabilities:
Accounts receivable	5,701,016	(2,203,138)
Inventory	(2,071,717)	(774,418)
Prepaids and other assets	40,668	62,014
Accounts payable and accrued liabilities	(2,931,973)	148,138
Customer deposits	47,647	(76,306)

Net cash provided by operating activities	1,407,887	3,718,416

Cash Flows from Investing Activities:
Purchases of investments	(12,511,725)	—
Proceeds from investments	18,184,932	—
Purchases of property and equipment	(3,665,590)	(502,884)
Purchases of intangible assets	(16,811)	—

Net cash provided by (used in) investing activities	1,990,806	(502,884)

Cash Flows from Financing Activities:
Payments under capital leases	(2,772)	(6,302)
Payments on notes payable	—	(250,000)
Proceeds from warrants exercised	—	2,242,952
Proceeds from options exercised	285,965	3,623,123

Net cash provided by financing activities	283,193	5,609,773

Net Increase in Cash and Cash Equivalents	3,681,886	8,825,305
Cash and Cash Equivalents, beginning of period	14,757,159	15,878,326

Cash and Cash Equivalents, end of period	$18,439,045	$24,703,631

Supplemental Disclosure:
Cash paid for interest	$88	$918
Non Cash Transactions–
Increase to deferred tax asset related to tax benefits, realized from the exercise of stock options (with a related increase to additional paid in capital of $1,166,224 and $8,880,898)	$965,152	$7,219,452
Increase to property and equipment with a corresponding increase in accounts payable	$500,888	$—

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

NOTE 1 — GENERAL

The accompanying unaudited financial statements of TASER International, Inc. (the “Company”) include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of March 31, 2005 and March 31, 2004. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited financial statements.

The results of operations for the three month periods are not necessarily indicative of the results to be expected for the full year (or any other period) and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A as filed on May 23, 2005.

NOTE 2 — NET SALES

The components of net sales for the three months ended March 31, 2005 and 2004 were as follows (amounts in thousands):

Sales by Product Line	March 31, 2005		March 31, 2004
TASER X26	$6,563	64%	$8,787	67%
ADVANCED TASER	698	7%	1,340	10%
AIR TASER	27	0%	57	0%
Single Cartridges	2,433	24%	2,846	22%
Other	483	5%	107	1%

Total	$10,204	100%	$13,137	100%

NOTE 3 — INTANGIBLE ASSETS

The Company values purchased intangible assets at cost less accumulated amortization. Amortization is calculated using the useful life of the asset acquired. The components of net intangible assets as of March 31, 2005 and December 31, 2004 were as follows:

	Useful Life	March 31, 2005	December 31, 2004
TASER.com Domain Name	5 Years	$60,000	$60,000
U.S. Patents	6.5 to 14 Years	128,360	128,360
Patents Pending	17 Years	248,958	232,147
Non-Compete Agreement	7 Years	50,000	50,000
TASER Trademark	Indefinite	900,000	900,000

Total Cost		1,387,318	1,370,507
Less: Accumulated Amortization		101,172	91,391

Net Intangible Assets		$1,286,146	$1,279,116

Estimated amortization expense for intangible assets with finite lives for the next five years is as follows:

2005	$34,129
2006	31,125
2007	27,126
2008	27,126
2009	15,267

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) – Continued

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has included its investments in auction rate securities in short term investments, and has classified them as available-for-sale. At March 31, 2005, the Company had $2.0 million of these auction rate securities that were recorded at fair value. The cost of these investments approximates fair value due to their variable interest rates, which typically reset every 7 to 28 days despite the long-term nature of their stated contractual maturities. The remaining short-term and long-term investments are invested in governmental debt securities, and are classified as held to maturity. These investments are recorded at amortized cost, which approximates fair value. The Company intends to hold these securities until maturity. The short-term investments, other than the auction rate securities mentioned above, have maturities of less than one year. At March 31, 2005, the Company had $25.6 million of long-term investments. All of the long-term investments have maturities between one and three years. The Company’s cash and investment accounts earned interest at an approximate rate of 1.6% and 0.8% during the three months ended March 31, 2005 and 2004, respectively.

NOTE 5 —INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the most recent acquisition cost which approximates the first-in, first-out (FIFO) method. Inventories as of March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004
Raw materials and work-in-process	$6,327,338	$5,198,716
Finished goods	2,584,430	1,641,335

Total Inventory	$8,911,768	$6,840,051

NOTE 6 —EARNINGS PER SHARE

The following table reconciles average common shares outstanding – basic, to average common shares outstanding – diluted, that are used in the calculation of earnings per share.

	Earnings Per Share
	For the Three Months Ended
	March 31, 2005	March 31, 2004
Numerator for basic and diluted earnings per share
Net Income	$168,021	$3,551,039

Denominator for basic earnings per share — weighted average shares outstanding	61,101,125	52,732,944
Dilutive effect of shares issuable under stock options outstanding	2,847,659	7,367,372

Denominator for diluted earnings per share — adjusted weighted average shares	63,948,784	60,100,316

Net Income per common share
Basic	$0.00	$0.07
Diluted	$0.00	$0.06

For the three months ended March 31, 2005, the effects of 268,494 stock options were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive and decreased the loss per share. For the three months ended March 31, 2004, there were no options that would have been anti-dilutive.

NOTE 7 – INCOME TAXES

The deferred income tax asset at March 31, 2005 and March 31, 2004 is comprised primarily of the income tax benefit related to the compensation expense the Company records, for income tax purposes, when employees exercise stock options and sell the underlying stock. For the three months ended March 31, 2005, the Company recognized tax benefits related to these stock transactions totaling $1,166,224, of which $201,072 was used to offset income taxes otherwise payable and $965,152 has been recorded as a deferred tax asset. For the three months ended March 31, 2004, the Company recognized tax benefits related to these stock transactions totaling $8,880,898, of which $1,661,446 was used to offset federal income taxes otherwise payable, and $7,219,452 has been recorded as a deferred tax asset. The total tax benefit of $1,166,224, has been credited to additional paid-in capital in 2005 and the total tax benefit of $8,880,898 was credited to additional paid-in capital in 2004. Additionally, warranty and inventory reserves, accrued vacation and other items have contributed to the deferred income tax asset. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax asset may not be realized. The Company has determined that no such valuation allowance is necessary.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) – Continued

NOTE 8 – STOCK OPTIONS

At March 31, 2005, the Company had three stock-based employee compensation plans, which are described more fully in Note 9 to the financial statements included in the Company’s Annual Report on Form 10-KSB/A as filed on May 23, 2005. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, we have computed compensation costs for proforma disclosure purposes, based on the fair value of all options awarded at the date of grant, using the Black-Scholes pricing model. For purposes of this calculation, the Company used a volatility of 106% for the three months ended March 31, 2005 and 101% for the three months ended March 31, 2004, and a risk free interest rate of 3.5% for the three months ended March 31, 2005 and a risk free interest rate of 3.0% for the three months ended March 31, 2004. The Company used an expected life for options of either one and one-half or three years, depending on the vesting period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The Company will adopt SFAS No. 123R on January 1, 2006, which will require stock-based compensation expense to be recognized for the portion of outstanding unvested awards, based on the grant date fair value of those awards.

	For the Three Months Ended
	March 31, 2005	March 31, 2004
	(In thousands)
Net Income, as reported	$168	$3,551
Add: Total stock-based compensation included in net income as reported	—	326
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(490)	(843)

Pro Forma Net Income	$(322)	$3,034

Net Income per common share:
Basic, as reported	$0.00	$0.07
Basic, pro forma	$(0.01)	$0.06
Diluted, as reported	$0.00	$0.06
Diluted, pro forma	$(0.01)	$0.05

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) – Continued

NOTE 9 – WARRANTY

The Company warrants its products from manufacturing defects for a period of one year after purchase, and thereafter will replace any defective TASER unit for a fee. After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the ADVANCED TASER device for a fee of $75, and the TASER X26 on a time and materials basis. The Company tracks historical data related to returns and related warranty costs on a quarterly basis, and estimates future warranty claims by applying the estimated average return rate to the product sales for the period. Historically the reserve amount is increased if the Company becomes aware of a component failure that could result in larger than anticipated returns from its customers. A summary of changes in the warranty accrual for the three months ended March 31, 2005 and 2004 is as follows:

	March 31, 2005	March 31, 2004
Balance at Beginning of Period	$457,914	$312,934
Utilization of Accrual	(275,759)	(101,246)
Warranty Expense	365,718	368,392

Balance at End of the Period	$547,873	$580,080

NOTE 10 – LINE OF CREDIT

On July 13, 2004, the Company entered into a new line of credit agreement to replace its existing line. The agreement has a total availability of $10 million. The line is secured primarily by the Company’s accounts receivable and inventory and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime. The availability under this line is computed on a monthly borrowing base, which is based on the Company’s eligible accounts receivable and inventory. The line of credit matures on July 13, 2006 and requires monthly payments of interest only. At March 31, 2005, the available borrowing under the existing line of credit was $3.0 million, and there was no amount outstanding under the line of credit. There have been no borrowings under the line of credit to date.

The Company’s agreement with the bank requires the Company to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage ratios. For the three months ended March 31, 2005, the Company was in compliance with all covenants.

NOTE 11 – LEGAL PROCEEDINGS

Securities Litigation

On January 10, 2005, a securities class action lawsuit was filed in the United States District Court for the District of Arizona against the Company and certain of its officers and directors, captioned Malasky v. TASER International, Inc., et al., Case No. 2:05 CV 115. Since then, numerous other securities class action lawsuits were filed against the Company and certain of its officers and directors. The majority of these lawsuits were filed in the District of Arizona. Four actions were filed in the United States District Court for the Southern District of New York and one in the Eastern District of Michigan. The New York and Michigan actions were transferred to the District of Arizona. The cases were recently consolidated, and the court is considering various motions for lead plaintiff. Pursuant to an order entered by the court, defendants need not respond to any of the complaints originally filed in these actions. Plaintiffs will file an amended consolidated complaint after lead plaintiff and lead counsel are chosen. Defendants will then respond to the amended consolidated complaint.

These actions are filed on behalf of the purchasers of the Company’s stock in various class periods, beginning as early as May 29, 2003 and ending as late as January 14, 2005. The complaints allege, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, promulgated thereunder, and seek unspecified monetary damages and other relief against all defendants. The complaints allege generally that the Company and the individual defendants made false or misleading public statements regarding, among other things, the safety of the Company’s products and the Company’s ability to meet its sales goals, including the validity of a $1.5 million sales order with one of the Company’s distributors in the fourth quarter of 2004. We intend to defend these lawsuits vigorously, however, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability that may ultimately result from the resolution of these matters will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) – Continued

Shareholder Derivative Litigation

On January 11, 2005, a shareholder derivative lawsuit was filed in the United States District Court for the District of Arizona purportedly on behalf of the Company and against certain of its officers and directors, captioned Goldfine v. Culver, et al., Case No. 2:05 CV 123. Since then, five other shareholder derivative lawsuits were filed in the District of Arizona, two shareholder derivative lawsuits were filed in the Arizona Superior Court, Maricopa County, and one shareholder derivative lawsuit was filed in the Delaware Chancery Court. On February 9, 2005, the shareholder derivative actions pending in federal court were consolidated into a single action under the caption, In re TASER International Shareholder Derivative Litigation, Case No. 2:05 CV 123. Pursuant to the consolidating order, defendants will not respond to any of the complaints originally in these actions. Instead, defendants will respond to plaintiffs’ consolidated amended complaint. The derivative actions in Arizona state court were consolidated and plaintiffs filed a consolidated complaint. Defendants have not yet responded to the consolidated complaint. On April 8, 2005, defendants filed a motion to stay or, in the alternative, dismiss the Delaware derivative action; plaintiff’s opposition to defendants’ motion is due to be filed on July 5, 2005.

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

On May 4, 2005, a lawsuit was filed in the Delaware Chancery Court against the Company, captioned Lucian B. Dinkens v. TASER International, Inc., Case No. 5749754, to compel the Company to give the plaintiff the right to inspect and copy certain books and records of the Company pursuant to Section 220 of Delaware General Corporation Law. The Company is in the process of reviewing the complaint.

Securities and Exchange Commission Informal Inquiry

In December 2004, the Company was informed that the staff of the Securities and Exchange Commission had commenced an informal inquiry, which concerns the basis for the Company’s public statements regarding the safety and performance of the Company’s products, certain disclosure issues, and the accounting for certain transactions. The inquiry is ongoing.

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

We intend to defend the foregoing lawsuits vigorously, however, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability that may ultimately result from the resolution of these matters will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) – Continued

Product Liability Litigation

From April 2003 to May 2005, the Company was named as a defendant in 21 lawsuits in which the plaintiffs alleged either wrongful death or personal injury in situations in which the TASER device was used by law enforcement officers or during training exercises. One case has been dismissed with prejudice, another case has been dismissed without prejudice but has been refiled, but not served, and the balance of the cases are pending. With respect to each of these 21 cases, the table below lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. In each of these lawsuits, the plaintiff is seeking monetary damages from the Company. We have submitted the defense of each of these lawsuits to our insurance carriers as we maintained during these periods and continue to maintain product liability insurance coverage with varying limits and deductibles. The Company’s product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $250,000 in deductibles. The Company is defending each of these lawsuits vigorously. Although the Company does not expect the outcome in any individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability that may ultimately result from the resolution of these matters will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status
Del’Ostia	3/2004	US District Court, SD FL	Wrongful Death	Dismissed With Prejudice
Alvarado	4/2003	CA Superior Court	Wrongful Death	Discovery Phase
City of Madera	6/2003	CA Superior Court	Wrongful Death	Discovery Phase
Borden	9/2004	US District Court, SD IN	Wrongful Death	Discovery Phase
Thompson	9/2004	MI Circuit Court	Wrongful Death	Discovery Phase
Pierson	11/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
Glowczenski	10/2004	US District Court, ED NY	Wrongful Death	Discovery Phase
LeBlanc	12/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
Elsholtz	12/2004	TX District Court	Wrongful Death	Discovery Phase
Kerchoff	6/2004	US District Court, ED MI	Training Injury	Dismissed, Refiled but not served
Powers	11/2003	AZ Superior Court	Training Injury	June 2005 Trial Scheduled
Cook	8/2004	NV District Court	Training Injury	Discovery Phase
Stevens	10/2004	OH Court Common Pleas	Training Injury	Discovery Phase
Eckenroth	11/2004	AZ Superior Court	Training Injury	Discovery Phase
Lipa	2/2005	MI Circuit Court	Training Injury	Discovery Phase
Dimiceli	3/2005	FL Circuit Court	Training Injury	Discovery Phase
Cosby	8/2004	US District Court, SD NY	Injury During Arrest	Discovery Phase
Blair	3/2005	US District Court, MD NC	Injury During Detention	Discovery Phase
Madrigal	5/2005	AZ Superior Court	Wrongful Death	Discovery Phase
Washington	5/2005	US District Court, ED CA	Wrongful Death	Discovery Phase
Clark	5/2005	US District Court, ND TX	Wrongful Death	Discovery Phase

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

We intend to pursue and defend the foregoing lawsuits vigorously, however, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability that may ultimately result from the resolution of these matters will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) – Continued

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company occasionally charters an aircraft for business travel from Four Futures Corporation, which is wholly-owned by Thomas P. Smith, President of the Company, and his family. For the three months ended March 31, 2005, the Company incurred expenses of approximately $67,000 to Four Futures Corporation. No expenses were incurred from Four Futures Corporation for the three months ended March 31, 2004. The Company believes that the rates charged by Four Futures Corporation are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.

The Company also occasionally charters an aircraft for business travel from Thundervolt, LLC, which is wholly owned by Patrick W. Smith, Chief Executive Officer of the Company, and Phillips W. Smith, Chairman of the Company’s Board. For the three months ended March 31, 2005, the Company incurred expenses of approximately $99,000 to Thundervolt, LLC. No expenses were incurred from Thundervolt, LLC for the three months ended March 31, 2004. The Company believes that the rates charged by Thundervolt, LLC are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.

NOTE 13 – RECENT ACCOUNTING PRONOUNCMENTS

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

In December 2004, the FASB issued SFAS No. 123R, “Share- based Payment.” This standard is a revision of SFAS No. 123, Accounting for Stock- Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires the measurement of the cost of employees’ services received in exchange for an award of the entity’s equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net cash flows from operating activities in periods after the adoption. The Company will adopt SFAS No. 123R on January 1, 2006, which will require stock-based compensation expense to be recognized for the portion of outstanding unvested awards, based on the grant date fair value of those awards. The Company is currently evaluating the transition provisions of this standard; and to what extent the Company’s equity instruments will be used in the future for employees’ services. Therefore, the impact on the Company’s financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the Company’s financial condition and results of operations for the three months ended March 31, 2005 and March 31, 2004. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition or Plan of Operation section contained in the Company’s Annual Report on Form 10-KSB/A, filed on May 23, 2005.

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

Our international sales are made through a network of international distributors that work in a specific territory generally under short term exclusive agreements. Prior to 2004, we concentrated our resources on the United States law enforcement and corrections market and our international sales efforts were limited. We shipped products to approximately 43 countries during fiscal 2004. Our sales outside the U.S. accounted for approximately 11% our of sales in the first quarter of 2005, 4% of our sales in 2004 and 12% of our sales in 2003. During 2005, we have been bolstering our international presence by expanding our focus to a larger number of countries.

We conduct manufacturing and final assembly operations at our headquarters in Scottsdale, Arizona and we own all of the equipment required to manufacture and assemble our finished products. With our current work force we are able to produce approximately 80,000 cartridges per month, and more than 7,500 TASER devices. We believe we can expand our production capabilities by adding additional personnel with negligible new investment in tooling and equipment.

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

Critical Accounting Policies

We have identified the following policies as critical to our business operations and the understanding of our results of operations. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The effect of these policies on our business operations is discussed below.

Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. All of the Company’s sales are final and our customers do not have a right to return the product. We charge certain of our customers shipping fees, which are recorded as a component of net sales. We record training revenue as the service is provided. In 2003, we began offering our customers the right to purchase extended warranties on our ADVANCED TASER product and TASER X26 product. Revenue for warranty purchases is deferred at the time of sale, and recognized over the warranty period. At March 31, 2005, $890,000 was deferred under this program. At December 31, 2004, $839,000 was deferred under this program. The Company also defers revenue associated with the one-on-one private citizen training and background checks that are included with the purchase of an X26C private citizen device. The revenue associated with these items is deferred until the service is provided. At March 31, 2005, the Company had deferred approximately $143,000 relating to these items, and another $33,000 relating to the training of federal firearms licensed dealers who will sell the X26C device. At December 31, 2004, the Company had deferred approximately $135,000 relating to the private citizen training and background checks, and another $33,000 relating to the training of federal firearms licensed dealers who will sell the X26C device.

Standard Warranty Costs. We warrant our products from manufacturing defects for a period of one year after purchase and will replace any defective unit with a new one for a fee. After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the ADVANCED TASER device for a fee of $75, and the TASER X26 on a time and materials basis. We track historical data related to returns and related warranty costs on a quarterly basis, and estimate future warranty claims by applying our four quarter average warranty return rate to our product sales for the period. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of March 31, 2005, our reserve for warranty returns was $548,000 compared to a $458,000 reserved at December 31, 2004.

Inventory. Our inventory balance includes the application of overhead expenditures. This calculation is based upon the standard manufacturing costs for each sub assembly and finished product in inventory at the period end, and includes allocations for indirect manufacturing, manufacturing overhead expenditures and engineering expenses incurred during the period. On March 31, 2005, the reserve for obsolete inventory was $213,000, compared to $144,000 at December 31, 2004. In the first quarter of 2005, the Company increased inventory balances by $2.1 million to $8.9 million at March 31, 2005 from $6.8 million at December 31, 2004. The increase in inventory levels was planned in order to provide safety stock prior to the Company’s move to its new corporate headquarters and to meet anticipated future demand.

Accounts Receivable. Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts.

Results of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Net Sales. Net Sales decreased $2.9 million, or 22%, to $10.2 million for the first quarter of 2005 compared to $13.1 million for the first quarter of 2004. We believe the principal reasons for the decrease in net sales relate to the adverse effect on customers and potential customers of the negative publicity surrounding our products or use of our products, and potential competition which may cause our customers to postpone or delay orders to allow them to evaluate other competing products. Specifically, TASER X26 device sales decreased $2.2 million to $6.6 million for the first quarter of 2005 compared to $8.8 million for the first quarter of 2004. ADVANCED TASER device sales decreased $642,000 for the first quarter of 2005 to $698,000 compared to $1.3 million for the first quarter of 2004. This decline is associated with reduced sales of the ADVANCED TASER product line as many customers transitioned to the smaller and lighter TASER X26 models.

For the three months ended March 31, 2005 and 2004, sales by product line were as follows (amounts in thousands):

	March 31, 2005		March 31, 2004
Sales by Product Line
TASER X26	$6,563	64%	$8,787	67%
ADVANCED TASER	698	7%	1,340	10%
AIR TASER	27	0%	57	0%
Single Cartridges	2,433	24%	2,846	22%
Other	483	5%	107	1%

Total	$10,204	100%	$13,137	100%

In the first quarter of 2005, the number of ADVANCED TASER devices and TASER X26 devices sold decreased by 5,572 units, or 37%, to 9,375 devices sold in the first quarter of 2005 compared to 14,947 devices sold in the first quarter of 2004. Single cartridge sales decreased by 23,028 units, or 13%, to 153,916 sold in the first quarter of 2005 compared to 176,944 sold in the first quarter of 2004.

Cost of Products Sold. Cost of products sold remained flat at $4.5 million for the first quarter of 2005 compared to the first quarter of 2004. However, as a percentage of net sales, cost of products sold increased to 44% of net sales for the first quarter of 2005 compared to 35% of net sales for the first quarter of 2004. This increase is attributable to the decline in device sales which resulted in fewer units over which to apply indirect manufacturing expenses, resulting in higher per unit costs. Indirect expenses primarily include depreciation, rent, supplies, freight, indirect salaries for manufacturing support personnel, and scrapped materials. Direct manufacturing costs also increased as a percentage of sales to 30% of sales for the first quarter of 2005 compared to 24% of sales in the first quarter of 2004. The increase in direct manufacturing expenses as a percentage of sales was primarily due to lower production yields in 2005 and a to a lesser extent a change in the sales mix to a higher percentage of cartridges.

Gross Margin. Gross margins declined $2.9 million to $5.7 million for the first quarter of 2005 compared to $8.6 million for the first quarter of 2004. As a percentage of sales, gross margins declined to 56% for the first quarter of 2005 compared to 66% for the first quarter of 2004. This decrease is due to the higher cost of sales per unit for the reasons discussed above.

Sales, General and Administrative Expenses. Sales, general and administrative expenses increased $2.7 million, or 104%, to $5.3 million for the first quarter of 2005 compared to $2.6 million for the first quarter of 2004. The increase in sales, general and administrative expenses is partially the result of the Company developing its infrastructure over the last year to support its business. Included in this increase in the first quarter of 2005 were significant increases in the Company’s legal and professional fees, salaries and benefits, travel expenses, liability insurance, and public relations. The increase in public relations activities is associated with the Company’s continuing efforts to educate the public in regard to the safety and efficacy of its products. Increases in legal fees relate to the Company’s defense costs in the product liability, contract and securities litigation discussed further in Part II, Item 1 below.

Research and Development Expenses. Research and development expenses increased $80,000, or 30%, to $347,000 for the first quarter of 2005 compared to $267,000 for the first quarter of 2004. This increase is due to higher headcount to support the Company’s continuing efforts to develop new products such as projectile weapon platform and the TASER Anti Personnel Munition (TAPM).

Interest Income. Interest income increased $159,000 to $199,000 for the first quarter of 2005 compared to $40,000 for the first quarter of 2004. This increase in interest income resulted from higher cash reserves invested in higher yielding investments. The Company had cash, cash equivalents and investment balances of $48.0 million at March 31, 2005 compared to $24.7 million at March 31, 2004.

Income Taxes. The provision for income tax decreased $2.1 million to $107,000 for the first quarter of 2005 compared to $2.3 million for the first quarter of 2004. This decrease was the result of lower income before taxes for the first quarter of 2005. The effective income tax rate for the first quarter of 2005 was 38.9% compared to 38.8% for the first quarter of 2004.

During the first quarter of 2005, we received approximately $1.2 million of tax benefits from the exercise of stock options and subsequent sale of the underlying stock compared to $8.9 million for the first quarter of 2004. The net deferred tax asset as of March 31, 2005 totaled $27.4 million compared to $6.4 million at December 31, 2004.

Net Income. Net income decreased $3.4 million to $168,000 for the first quarter of 2005 compared to $3.6 million for the first quarter of 2004. The decrease in net income resulted primarily from the decline in sales volume for the quarter and the negative effect this had on the Company’s ability to leverage its fixed costs. Income per basic share decreased $0.07 to $0.00 in the first quarter of 2005 compared to $0.07 for the first quarter of 2004. Income per diluted share also decreased $0.06 to $0.00 per share in the first quarter of 2005 compared to $0.06 for the first quarter of 2004. Basic earnings per share calculations were based on weighted average shares outstanding of 61,101,125 for the first quarter of 2005 and 52,732,944 for the first quarter of 2004. Diluted earnings per share calculations were based on weighted average shares outstanding of 63,948,784 for the first quarter of 2005 and 60,100,316 for the first quarter of 2004. All share and per share amounts have been retroactively restated for the two stock splits executed in the second and fourth quarters of 2004.

Liquidity and Capital Resources

Liquidity. As of March 31, 2005, the Company had working capital of $37.8 million compared to working capital of $51.1 million at December 31, 2004. The decrease in working capital was primarily due to the decrease in accounts receivable resulting from lower sales levels in the first quarter of 2005 compared to the fourth quarter of 2004, a reduction in the current portion of the deferred tax asset to reflect the expected use of net operating loss carry forwards in the next twelve months, and a shift in our investments from short-term to long-term which was made to take advantage of the higher yields on the longer- term investments. A portion of the short-term investments were also converted to cash and cash equivalents to give the Company more cash on hand to meet cash flow needs. The decreases in accounts receivable and short-term investments were partially offset by increases in inventory. The increase in inventory was made to have adequate safety stock on hand when the Company relocated its operations in the beginning of April 2005 and to have sufficient inventory to meet anticipated future demand.

During the first quarter of 2005, we generated $1.4 million in cash from operations compared to the $3.7 million generated from operations in the same period in 2004. The decrease in cash provided by operations was primarily due to the decrease in net income from $3.6 million in the first quarter of 2004 to $0.2 million in the first quarter of 2005. The Company realized tax benefits generated from the exercise and subsequent sale of stock options of $0.2 million in the first quarter of 2005 compared to $1.7 million in the first quarter of 2004, due to the lower income before taxes in the first quarter of 2005.

We generated $2.0 million of cash from investing activities during the first quarter of 2005, compared to $0.5 million of cash used in investing activities in the first quarter of 2004. The proceeds from investments which matured in the first quarter of 2005 of $18.2 were partially offset by the purchase of other investments of $12.5 million and $3.7 million of investments in property and equipment. Of the funds invested in property and equipment in the first quarter of 2005, $2.4 million was used for the construction of a new 100,000 square foot manufacturing and administrative facility in Scottsdale, Arizona, $0.5 million was used for production equipment, and $0.5 million was used to purchase and install new computer equipment and software, including a new ERP system.

During the first quarter of 2005, we generated $0.3 million of cash from financing activities, compared to the $5.6 million generated from financing activities in the first quarter of 2004. The $0.3 million of cash generated from financing activities in the first quarter of 2005 was driven by proceeds from stock options exercised, compared to $3.6 million of proceeds of stock options exercised in the same period of 2004. Cash generated from the exercise of warrants was $2.2 million in the first quarter of 2004. All unexercised warrants expired in 2004, so there was not any cash generated from the conversion of warrants in the first quarter of 2005. The Company paid off its notes payable of $250,000 in the first quarter of 2004.

Capital Resources. On March 31, 2005, the Company had cash and investments of $48.0 million and no long term debt outstanding. At March 31, 2005, the Company has a purchase commitment of $1.7 million to complete the construction of its new manufacturing and headquarters facility in Scottsdale Arizona. The Company has adequate cash and short-term investments maturing to fund this commitment.

We negotiated a revolving line of credit on July 13, 2004, through a domestic bank. The total availability on the line is $10 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on July 13, 2006 and requires monthly payments of interest only. At March 31, 2005, there was a calculated availability of $3.0 million based on the defined borrowing base, which is based on the company’s eligible accounts receivable and inventory. However, there was no outstanding balance under the line of credit at March 31, 2005, and no borrowings under the line as of the date of the filing of this Form 10-Q.

Commitments and Contingencies

The following table outlines our future contractual financial obligations, in thousands, as of March 31, 2005:

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Operating Leases	$172	$153	$19	$—	$—
Capital Leases	2	2	—	—	—
Purchase commitment for new headquarters facility	1,673	1,673	—	—	—

Total contractual cash obligations	$1,847	$1,828	$19	$—	$—

We believe our existing cash balances and short-term and long-term investments, together with cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support product development efforts, the expansion of our sales and marketing activities, the timing of introductions of new products, competitive factors, the outcome of pending or future litigation and the level of acceptance of our products in domestic and international markets. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that because the material weakness in internal control over financial reporting which was previously identified in Item 8A of our Annual Report on Form 10-KSB/A for the year ended December 31, 2004 which was filed on May 23, 2005 (“Amended 10-KSB”), had not yet been remediated at March 31, 2005, our disclosure controls and procedures were ineffective as of March 31, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Subsequent to March 31, 2005, in response to the material weakness described above and in our Amended Form 10-KSB, our management took actions to enhance the operation and effectiveness of our internal controls and procedures to ensure that we properly classify and account for stock options as either incentive stock options or non-statutory stock options and that option exercises will have the proper payroll taxes withheld based on the classification of the option. These actions included reviewing the classification of all previously issued options and creating detailed schedules to ensure that they were properly classified as incentive stock options or non-statutory stock options and instituting additional procedures designed to ensure that any future option grants are properly classified. For grants that had components of incentive stock options and non-statutory stock options, the Company prepared roll-forward schedules to calculate the number of incentive stock option and non-statutory stock option shares available to exercise. These schedules were used to evaluate the impact of the error and will be used going forward to properly account for the stock option exercises. In addition, we are currently evaluating various stock option accounting software programs which would provide us with additional assistance in tracking our stock option activity and the financial reporting of such activity.

Changes in internal control over financial reporting.

There has not been any change in our internal control over financial reporting during our quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described above.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Litigation

On January 10, 2005, a securities class action lawsuit was filed in the United States District Court for the District of Arizona against the Company and certain of its officers and directors, captioned Malasky v. TASER International, Inc., et al., Case No. 2:05 CV 115. Since then, numerous other securities class action lawsuits were filed against the Company and certain of its officers and directors. The majority of these lawsuits were filed in the District of Arizona. Four actions were filed in the United States District Court for the Southern District of New York and one in the Eastern District of Michigan. The New York and Michigan actions were transferred to the District of Arizona. The cases were recently consolidated and the court is considering various motions for lead plaintiff. Pursuant to an order entered by the court, defendants need not respond to any of the complaints originally filed in these actions. Plaintiffs will file an amended consolidated complaint after lead plaintiff and lead counsel are chosen. Defendants will then respond to the amended consolidated complaint.

These actions are filed on behalf of the purchasers of the Company’s stock in various class periods, beginning as early as May 29, 2003 and ending as late as January 14, 2005. The complaints allege, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, promulgated thereunder, and seek unspecified monetary damages and other relief against all defendants. The complaints allege generally that the Company and the individual defendants made false or misleading public statements regarding, among other things, the safety of the Company’s products and the Company’s ability to meet its sales goals, including the validity of a $1.5 million sales order with one of the Company’s distributors in the fourth quarter of 2004. We intend to defend these lawsuits vigorously, however, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability that may ultimately result from the resolution of these matters will not be in excess of amounts provided by insurance coverage and will not have amaterial adverse effect on our business, operating results or financial condition.

Shareholder Derivative Litigation

On January 11, 2005, a shareholder derivative lawsuit was filed in the United States District Court for the District of Arizona purportedly on behalf of the Company and against certain of its officers and directors, captioned Goldfine v. Culver, et al., Case No. 2:05 CV 123. Since then, five other shareholder derivative lawsuits were filed in the District of Arizona, two shareholder derivative lawsuits were filed in the Arizona Superior Court, Maricopa County, and one shareholder derivative lawsuit was filed in the Delaware Chancery Court. On February 9, 2005, the shareholder derivative actions pending in federal court were consolidated into a single action under the caption, In re TASER International Shareholder Derivative Litigation, Case No. 2:05 CV 123. Pursuant to the consolidating order, defendants will not respond to any of the complaints originally in these actions. Instead, defendants will respond to plaintiffs’ consolidated amended complaint. The derivative actions in Arizona state court were consolidated and plaintiffs filed a consolidated complaint. Defendants have not yet responded to the consolidated complaint. On April 8, 2005, defendants filed a motion to stay or, in the alternative, dismiss the Delaware derivative action; plaintiff’s opposition to defendants’ motion is due to be filed on July 5, 2005.

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

On May 4, 2005, a lawsuit was filed in the Delaware Chancery Court against the Company, captioned Lucian B. Dinkens v. TASER International, Inc., Case No. 5749754, to compel the Company to give the plaintiff the right to inspect and copy certain books and records of the Company pursuant to Section 220 of Delaware General Corporation Law. The Company is in the process of reviewing the complaint.

Securities and Exchange Commission Informal Inquiry

In December 2004, the Company was informed that the staff of the Securities and Exchange Commission had commenced an informal inquiry, which concerns the basis for the Company’s public statements regarding the safety and performance of the Company’s products, certain disclosure issues, and the accounting for certain transactions. The inquiry is ongoing.

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

We intend to defend the foregoing lawsuits vigorously, however, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability that may ultimately result from the resolution of these matters will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.

Product Liability Litigation

From April 2003 to May 2005, the Company was named as a defendant in 21 lawsuits in which the plaintiffs alleged either wrongful death or personal injury in situations in which the TASER device was used by law enforcement officers or during training exercises. One case has been dismissed with prejudice, another case has been dismissed without prejudice but has been refiled, but not served, and the balance of the cases are pending. With respect to each of these 21 cases, the table below lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. In each of these lawsuits, the plaintiff is seeking monetary damages from the Company. We have submitted the defense of each of these lawsuits to our insurance carriers as we maintained during these periods and continue to maintain product liability insurance coverage with varying limits and deductibles. The Company’s product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $250,000 in deductibles. The Company is defending each of these lawsuits vigorously. Although the Company does not expect the outcome in any individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability that may ultimately result from the resolution of these matters will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status
Del’Ostia	3/2004	US District Court, SD FL	Wrongful Death	Dismissed With Prejudice
Alvarado	4/2003	CA Superior Court	Wrongful Death	Discovery Phase
City of Madera	6/2003	CA Superior Court	Wrongful Death	Discovery Phase
Borden	9/2004	US District Court, SD IN	Wrongful Death	Discovery Phase
Thompson	9/2004	MI Circuit Court	Wrongful Death	Discovery Phase
Pierson	11/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
Glowczenski	10/2004	US District Court, ED NY	Wrongful Death	Discovery Phase
LeBlanc	12/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
Elsholtz	12/2004	TX District Court	Wrongful Death	Discovery Phase
Kerchoff	6/2004	US District Court, ED MI	Training Injury	Dismissed, Refiled but not served
Powers	11/2003	AZ Superior Court	Training Injury	June 2005 Trial Scheduled
Cook	8/2004	NV District Court	Training Injury	Discovery Phase
Stevens	10/2004	OH Court Common Pleas	Training Injury	Discovery Phase
Eckenroth	11/2004	AZ Superior Court	Training Injury	Discovery Phase
Lipa	2/2005	MI Circuit Court	Training Injury	Discovery Phase
Dimiceli	3/2005	FL Circuit Court	Training Injury	Discovery Phase
Cosby	8/2004	US District Court, SD NY	Injury During Arrest	Discovery Phase
Blair	3/2005	US District Court, MD NC	Injury During Detention	Discovery Phase
Madrigal	5/2005	AZ Superior Court	Wrongful Death	Discovery Phase
Washington	5/2005	US District Court, ED CA	Wrongful Death	Discovery Phase
Clark	5/2005	US District Court, ND TX	Wrongful Death	Discovery Phase

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

We intend to pursue and defend the foregoing lawsuits vigorously, however, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability that may ultimately result from the resolution of these matters will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.

ITEM 6. EXHIBITS

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Factors to Consider in Connection with Forward-Looking Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC. (Registrant)
Date: May 23, 2005	/s/ Patrick W. Smith
Patrick W. Smith,
Chief Executive Officer (Principal Executive Officer)

Date: May 23, 2005,	/s/ Daniel M. Behrendt
Daniel M. Behrendt
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibits:

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities exchange Act of 1934.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities exchange Act of 1934.

32.1	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.