Form 10-Q
period 2005-06-30
TASER INTERNATIONAL INC
filed 2005-08-12
CIK 1069183

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-16391
TASER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	86-0741227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

17800 N. 85th St., SCOTTSDALE, ARIZONA	85255
(Address of principal executive offices)	(Zip Code)
(480) 991-0797
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑ No   ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☑
There were 61,408,010 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of August 10, 2005.

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2005

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TASER INTERNATIONAL, INC.
BALANCE SHEETS
June 30, 2005 and December 31, 2004
(UNAUDITED)

	June 30, 2005	December 31, 2004
Assets
Current Assets
Cash and cash equivalents	$16,461,623	$14,757,159
Short-term investments	2,006,782	17,201,477
Accounts receivable, net	6,525,683	8,460,112
Inventory	9,162,411	6,840,051
Prepaids and other assets	1,372,913	1,639,734
Income tax receivable	56,966	52,973
Current deferred income tax asset	10,493,116	11,083,422

Total Current Assets	46,079,494	60,034,928
Long-term investments	25,535,643	18,071,815
Property and Equipment, net	20,764,653	14,756,512
Deferred income tax asset	16,600,142	15,310,207
Intangible assets, net	1,298,859	1,279,116

Total Assets	$110,278,791	$109,452,578

Liabilities and Stockholders’ Equity

Current Liabilities
Current portion of capital lease obligations	$—	$4,642
Accounts payable and accrued liabilities	7,207,537	8,827,132
Customer deposits	209,853	102,165

Total Current Liabilities	7,417,390	8,933,939
Deferred Revenue	650,808	607,856

Total Liabilities	8,068,198	9,541,795

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common Stock, $0.00001 par value per share; 200 million shares authorized; 61,332,516 and 60,992,156 shares issued and outstanding at June 30, 2005 and December 31, 2004	613	609
Additional Paid-in Capital	77,473,547	75,850,810
Retained Earnings	24,736,433	24,059,364

Total Stockholders’ Equity	102,210,593	99,910,783

Total Liabilities and Stockholders’ Equity	$110,278,791	$109,452,578

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF INCOME
For the three and six months ended June 30, 2005 and 2004
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net Sales	$13,206,659	$16,322,007	$23,410,820	$29,458,561

Cost of Products Sold:
Direct manufacturing expense	3,525,670	4,105,537	6,635,876	7,278,059
Indirect manufacturing expense	1,290,429	1,354,247	2,708,248	2,714,227

Total Cost of Products Sold	4,816,099	5,459,784	9,344,124	9,992,286

Gross Margin	8,390,560	10,862,223	14,066,696	19,466,275

Sales, general and administrative expenses	7,458,533	3,359,395	12,710,697	5,928,683
Research and development expenses	351,441	212,910	698,804	480,005

Income from Operations	580,586	7,289,918	657,195	13,057,587

Interest income	347,837	55,118	546,712	93,786
Interest expense	(15)	(392)	(103)	—
Other income (expense), net	(59,360)	5,788	(59,735)	6,085

Income before income taxes	869,048	7,350,432	1,144,069	13,157,458
Provision for income tax	360,000	2,860,000	467,000	5,116,000

Net Income	$509,048	$4,490,432	$677,069	$8,041,458

Income per common and common equivalent shares
Basic	$0.01	$0.08	$0.01	$0.14
Diluted	$0.01	$0.07	$0.01	$0.13

Weighted average number of common and common equivalent shares outstanding
Basic	61,319,959	57,558,688	61,209,420	55,477,972
Diluted	63,951,739	64,437,526	64,152,543	62,513,808
The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL INC.
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2005 and 2004
(UNAUDITED)

	For the Six Months Ended
	June 30, 2005	June 30, 2004
Cash Flows from Operating Activities:
Net income	$677,069	$8,041,458
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	706,055	255,364
Loss on disposal of assets	56,872	—
Provision for doubtful accounts	—	90,000
Provision for warranty	146,873	267,146
Compensatory stock options	—	625,704
Deferred income taxes	(13,043)	636,106
Stock option tax benefit	492,552	4,479,574
Change in assets and liabilities:
Accounts receivable	1,934,429	(1,320,690)
Inventory	(2,322,360)	(1,358,024)
Prepaids and other assets	266,821	25,263
Income tax receivable	(3,993)	264,026
Accounts payable and accrued liabilities	(2,844,607)	1,324,383
Customer deposits	107,688	(156,208)

Net cash (used) provided by operating activities	(795,644)	13,174,102

Cash Flows from Investing Activities:
Purchases of investments	(15,021,689)	—
Proceeds from investments	22,752,556	—
Purchases of property and equipment	(5,630,414)	(2,081,791)
Purchases of intangible assets	(39,306)	—

Net cash provided (used) by investing activities	2,061,147	(2,081,791)

Cash Flows from Financing Activities:
Payments under capital leases	(4,642)	(8,884)
Payments on notes payable	—	(250,000)
Proceeds from warrants exercised	—	2,470,058
Proceeds from options exercised	443,603	5,384,587

Net cash provided by financing activities	438,961	7,595,761

Net Increase in Cash and Cash Equivalents	1,704,464	18,688,072
Cash and Cash Equivalents, beginning of period	14,757,159	15,878,326

Cash and Cash Equivalents, end of period	$16,461,623	$34,566,398

Supplemental Disclosure:
Cash paid for interest	$103	$918
Cash (refunded) paid for income taxes — net	$—	$(264,026)
Non Cash Transactions
Increase to deferred tax asset related to tax benefits realized from the exercise of stock options (with a related increase to additional paid in capital of $1,179,138 and $11,567,307)	$686,586	$7,087,733
Increase to property and equipment with a corresponding increase in accounts payable	$1,121,091	$—
The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)
NOTE 1 — GENERAL
The accompanying unaudited financial statements of TASER International, Inc. (the “Company”) include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of June 30, 2005 and June 30, 2004. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited financial statements in accordance with applicable rules.
The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full year (or any other period) and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A as filed on May 23, 2005.
NOTE 2 — NET SALES
The components of net sales for the three and six months ended June 30, 2005 and 2004 were as follows (amounts in thousands):

	For the Three Months Ended				For the Six Months Ended
Sales by Product Line	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
TASER X26	$7,842	59%	$10,747	66%	$14,405	62%	$19,604	67%
ADVANCED TASER	655	5%	1,591	10%	1,353	6%	3,043	10%
AIR TASER	23	0%	64	0%	50	0%	121	0%
Single Cartridges	4,409	33%	3,750	23%	6,842	29%	6,596	22%
Research Funding	140	1%	12	0%	140	1%	12	0%
Other	138	1%	158	1%	621	3%	83	0%

Total	$13,207	100%	$16,322	100%	$23,411	100%	$29,459	100%

NOTE 3 — INTANGIBLE ASSETS
The Company values purchased intangible assets at cost less accumulated amortization. Amortization is calculated using the useful life of the asset acquired. The components of net intangible assets as of June 30, 2005 and December 31, 2004 were as follows:

	Useful Life	June 30, 2005	December 31, 2004
TASER.com Domain Name	5 Years	$60,000	$60,000
U.S. Patents	6.5 to 14 Years	128,360	128,360
Patents Pending	17 Years	271,453	232,147
Non-Compete Agreement	7 Years	50,000	50,000
TASER Trademark	Indefinite	900,000	900,000

Total Cost		1,409,813	1,370,507
Less: Accumulated Amortization		110,954	91,391

Net Intangible Assets		$1,298,859	$1,279,116

Estimated amortization expense of intangible assets with finite lives for the next five years is as follow:

2005	$24,347
2006	31,125
2007	27,126
2008	27,126
2009	15,267

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
NOTE 4 — INVESTMENT SECURITIES
Investment securities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Short-term and long-term investments are invested in governmental debt securities, and are classified as held to maturity. These investments are recorded at amortized cost, which approximates fair value. The Company intends to hold these securities until maturity. The short-term investments have maturities of less than one year. At June 30, 2005, the Company had $25.5 million of long-term investments. All of the long-term investments have maturities between one and three years. The Company’s cash and investment accounts earned interest at an approximate rate of 3.0% and 0.7% during the three months ended June 30, 2005 and 2004, respectively. The Company’s cash and investment accounts earned interest at an approximate rate of 2.3% and 0.8% during the six months ended June 30, 2005 and 2004, respectively.
NOTE 5 —INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined using the most recent acquisition cost which approximates the first-in, first-out (FIFO) method. Inventories as of June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004
Raw materials and work-in-process	$6,976,226	$5,198,716
Finished goods	2,186,185	1,641,335

Total Inventory	$9,162,411	$6,840,051

NOTE 6 —EARNINGS PER SHARE
The following table reconciles average common shares outstanding — basic, to average common shares outstanding — diluted, that are used in the calculation of earnings per share.

	Earnings Per Share		Earnings Per Share
	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Numerator for basic and diluted earnings per share
Net Income	$509,048	$4,490,432	$677,069	$8,041,458

Denominator for basic earnings per share — weighted average shares outstanding	61,319,959	57,558,688	61,209,420	55,477,972
Dilutive effect of shares issuable under stock options outstanding	2,631,780	6,878,838	2,943,123	7,035,836

Denominator for diluted earnings per share — adjusted weighted average shares	63,951,739	64,437,526	64,152,543	62,513,808

Net Income per common share
Basic	$0.01	$0.08	$0.01	$0.14
Diluted	$0.01	$0.07	$0.01	$0.13
For the three and six months ended June 30, 2005, the effects of 430,906 stock options were excluded from the calculation of diluted net income per share, as their effect would have been anti-dilutive and increased the net income per share. For the three and six months ended June 30, 2004, the effects of 10,000 and 53,000 stock options, respectively, were excluded from the calculation of diluted net income per share, as their effect would have been anti-dilutive and increased the net income per share.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
NOTE 7 — INCOME TAXES
The deferred income tax asset at June 30, 2005 and June 30, 2004 is comprised primarily of the income tax benefit related to the compensation expense the Company records, for income tax purposes, when employees exercise stock options and sell the underlying stock. For the six months ended June 30, 2005, the Company recognized tax benefits related to these stock transactions totaling $1,179,138 of which $492,552 was used to offset income taxes otherwise payable and $686,586 was recorded as a deferred tax asset. For the six months ended June 30, 2004, the Company recognized tax benefits related to these stock transactions totaling $11,567,307 of which $4,479,574 was used to offset federal income taxes otherwise payable, and $7,087,733 was recorded as a deferred tax asset. The total tax benefit of $1,179,138 has been credited to additional paid-in capital in 2005 and the total tax benefit of $11,567,307 was credited to additional paid-in capital in 2004. Additionally, warranty and inventory reserves, accrued vacation and other items have contributed to the deferred income tax asset. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax asset may not be realized. The Company has determined that no such valuation allowance is necessary.
NOTE 8 — STOCK OPTIONS
At June 30, 2005, the Company had three stock-based employee compensation plans, which are described more fully in Note 9 to the financial statements included in the Company’s Annual Report on Form 10-KSB/A as filed on May 23, 2005. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, we have computed compensation costs for proforma disclosure purposes, based on the fair value of all options awarded at the date of grant, using the Black-Scholes pricing model. For purposes of this calculation, the Company used a volatility of 106% for the three and six months ended June 30, 2005 and 103% for the three and six months ended June 30, 2004, and a risk free interest rate of 3.5% for the three and six months ended June 30, 2005 and a risk free interest rate of 3.0% for the three and six months ended June 30, 2004. The Company used an expected life for options of either one and one-half or three years, depending on the vesting period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The Company will adopt SFAS No. 123R on January 1, 2006, which will require stock-based compensation expense to be recognized for the portion of outstanding unvested awards, based on the grant date fair value of those awards.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(In thousands)		(In thousands)
Net Income, as reported	$509	$4,490	$677	$8,041
Add: Total stock-based compensation included in net income as reported	—	—	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(1,792)	(2,238)	(2,282)	(2,756)

Pro Forma Net (Loss) Income	$(1,283)	$2,252	$(1,605)	$5,285

Net Income (Loss) per common share:
Basic, as reported	$0.01	$0.08	$0.01	$0.14
Basic, pro forma	$(0.02)	$0.04	$(0.03)	$0.10
Diluted, as reported	$0.01	$0.07	$0.01	$0.13
Diluted, pro forma	$(0.02)	$0.03	$(0.02)	$0.08

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
NOTE 9 — WARRANTY
The Company warrants its products from manufacturing defects for a period of one year after purchase, and thereafter will replace any defective TASER unit for a fee. After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the ADVANCED TASER device for a fee of $75, and the TASER X26 on a time and materials basis. The Company tracks historical data related to returns and related warranty costs on a quarterly basis, and estimates future warranty claims by applying the estimated average return rate to the product sales for the period. Historically the reserve amount is increased if the Company becomes aware of a component failure that could result in larger than anticipated returns from its customers. A summary of changes in the warranty accrual for the six months ended June 30, 2005 and 2004 is as follows:

	June 30, 2005	June 30, 2004
Balance at Beginning of Period	$457,914	$312,934
Utilization of Accrual	(449,855)	(163,318)
Warranty Expense	596,727	267,146

Balance at End of the Period	$604,786	$416,762

NOTE 10 — LINE OF CREDIT
On July 13, 2004, the Company entered into a new line of credit agreement to replace its existing line. The agreement has a total availability of $10 million. The line is secured primarily by the Company’s accounts receivable and inventory and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime. The availability under this line is computed on a monthly borrowing base, which is based on the Company’s eligible accounts receivable and inventory. The line of credit matures on July 13, 2006 and requires monthly payments of interest only. At June 30, 2005, the available borrowing under the existing line of credit was $5.8 million, and there was no amount outstanding under the line of credit. There have been no borrowings under the line of credit to date.
The Company’s agreement with the bank requires the Company to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage ratios. For the six months ended June 30, 2005, the Company was in compliance with all covenants.
NOTE 11 — LEGAL PROCEEDINGS
Securities Litigation
On January 10, 2005, a securities class action lawsuit was filed in the United States District Court for the District of Arizona against the Company and certain of its officers and directors, captioned Malasky v. TASER International, Inc., et al., Case No. 2:05 CV 115. Since then, numerous other securities class action lawsuits were filed against the Company and certain of its officers and directors. The majority of these lawsuits were filed in the District of Arizona. Four actions were filed in the United States District Court for the Southern District of New York and one in the Eastern District of Michigan. The New York and Michigan actions were transferred to the District of Arizona. The cases were recently consolidated, and the court has appointed a lead plaintiff and lead counsel. Pursuant to an order entered by the court, defendants need not respond to any of the complaints originally filed in these actions. The lead plaintiff will file an amended consolidated complaint, to which Defendants will respond.
These actions are filed on behalf of the purchasers of the Company’s stock in various class periods, beginning as early as May 29, 2003 and ending as late as January 14, 2005. The complaints allege, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, promulgated thereunder, and seek unspecified monetary damages and other relief against all defendants. The complaints allege generally that the Company and the individual defendants made false or misleading public statements regarding, among other things, the safety of the Company’s products and the Company’s ability to meet its sales goals, including the validity of a $1.5 million sales order with one of the Company’s distributors in the fourth quarter of 2004. We intend to defend these lawsuits vigorously; however, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability that may ultimately result from the resolution of these matters will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
Shareholder Derivative Litigation
On January 11, 2005, a shareholder derivative lawsuit was filed in the United States District Court for the District of Arizona purportedly on behalf of the Company and against certain of its officers and directors, captioned Goldfine v. Culver, et al., Case No. 2:05 CV 123. Since then, five other shareholder derivative lawsuits were filed in the District of Arizona, two shareholder derivative lawsuits were filed in the Arizona Superior Court, Maricopa County, and one shareholder derivative lawsuit was filed in the Delaware Chancery Court. On February 9, 2005, the shareholder derivative actions pending in federal court were consolidated into a single action in the United States District Court for the District of Arizona under the caption, In re TASER International Shareholder Derivative Litigation, Case No. 2:05 CV 123. On May 13, 2005, plaintiffs in the consolidated federal derivative action filed a consolidated amended complaint. Pursuant to an order entered by the court, Defendants will respond only to this consolidated amended complaint. The derivative actions in Arizona state court were consolidated and plaintiffs filed a consolidated complaint. Plaintiffs in the Arizona state court action agreed to stay that action pending resolution of the consolidated federal derivative action. On April 8, 2005, defendants filed a motion to stay or, in the alternative, dismiss the Delaware derivative action; plaintiff’s opposition to defendants’ motion was due to be filed on August 22, 2005.
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
On May 4, 2005, a lawsuit was filed in the Delaware Chancery Court against the Company, captioned Lucian B. Dinkens v. TASER International, Inc., Case No. 5749754, to compel the Company to give the plaintiff the right to inspect and copy certain books and records of the Company pursuant to Section 220 of Delaware General Corporation Law. The Company filed an answer to the complaint on June 7, 2005.
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
Contract Litigation
In March 2000, Thomas N. Hennigan, a distributor of our products from late 1997 through early 2000, sued us in the United States District Court, Southern District of New York. We had previously sued him in February 2000 but had not served him. After the New York case was dismissed in February 2001 for lack of personal jurisdiction, Mr. Hennigan brought a counterclaim in the United States District Court for the District of Arizona. Mr. Hennigan claims the exclusive right to sell our products to many of the largest law enforcement, corrections, and military agencies in the United States. He seeks monetary damages that may amount to as much as $400 million against us allegedly arising in connection with his service to us as a distributor. His claims rest on theories of our failure to pay commissions, breach of contract, promissory estoppel, breach of fiduciary duty, and on related theories. No written contract was ever signed with Mr. Hennigan. We also believe that he has no reasonable basis for claims based on informal or implied contractual rights and will be unable to prove his damages with reasonable certainty. Mr. Hennigan died in April 2001 and the case is now being prosecuted by his estate. On May 24, 2002, H.A. Russell was permitted to proceed as an additional defendant-counterclaimant. The Company filed various motions in November 2002 for partial summary judgment including a motion to dismiss his claims. On September 30, 2003, the Court issued an order granting the Company’s motion for partial summary judgment to dismiss Mr. Russell’s claims and struck Hennigan’s jury demand. On April 14, 2004, the Court issued an opinion partially granting the Company’s motion for partial summary judgment on certain joint venture, post-termination, post-death and exclusivity claims. A pretrial conference was held on July 28, 2005 and a trial date has been set for August 30, 2005.
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
We intend to defend the foregoing lawsuits vigorously; however, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability that may ultimately result from the resolution of these matters will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
Product Liability Litigation
From April 2003 to August 2005, the Company was named as a defendant in 35 lawsuits in which the plaintiffs alleged either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers or during training exercises. Three of the cases are firearms’ related death cases — not death allegedly caused by Taser device. One case is a class action — presently believed to be a class of one. One case has been dismissed by summary judgment order, two cases have been dismissed with prejudice, another case was dismissed without prejudice but has been refiled, and the balance of the cases are pending. With respect to each of these 35 cases, the table below lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. In each of these lawsuits, the plaintiff is seeking monetary damages from the Company. In one case the plaintiff is seeking injunctive relief in addition to monetary damages. Cases are being submitted for the defense of each of these lawsuits to our insurance carriers as we maintained during these periods and continue to maintain product liability insurance coverage with varying limits and deductibles. The Company’s product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $250,000 in deductibles. The Company is defending each of these lawsuits vigorously. Although the Company does not expect the outcome in any individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability that may ultimately result from the resolution of these matters will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status
Del’Ostia	3/2004	US District Court, SD FL	Wrongful Death	Dismissed With Prejudice
Alvarado	4/2003	CA Superior Court	Wrongful Death	Discovery Phase
City of Madera	6/2003	CA Superior Court	Wrongful Death	Dismissed by Summary Judgment
Borden	9/2004	US District Court, SD IN	Wrongful Death	Discovery Phase
Thompson	9/2004	MI Circuit Court	Wrongful Death	Discovery Phase
Pierson	11/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
Glowczenski	10/2004	US District Court, ED NY	Wrongful Death	Case Stayed
LeBlanc	12/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
Elsholtz	12/2004	TX District Court	Wrongful Death	Discovery Phase
Kerchoff	6/2004	US District Court, ED MI	Training Injury	Dismissed, Refiled
Powers	11/2003	AZ Superior Court	Training Injury	November 2005 Trial Scheduled
Cook	8/2004	NV District Court	Training Injury	Discovery Phase
Stevens	10/2004	OH Court Common Pleas	Training Injury	Discovery Phase
Eckenroth	11/2004	AZ Superior Court	Training Injury	Discovery Phase
Lipa	2/2005	MI Circuit Court	Training Injury	Discovery Phase
Dimiceli	3/2005	FL Circuit Court	Training Injury	Discovery Phase
Cosby	8/2004	US District Court, SD NY	Injury During Arrest	SJ Motion Being Filed
Blair	3/2005	US District Court, MD NC	Injury During Detention	SJ Motion Filed Awaiting Ruling
Madrigal	5/2005	AZ Superior Court	Wrongful Death	Dismissed with Prejudice
Washington	5/2005	US District Court, ED CA	Wrongful Death	Discovery Phase
Clark	5/2005	US District Court, ND TX	Wrongful Death	Discovery Phase
Collins	5/2005	AZ Superior Court	Training Injury	Discovery
Allen	5/2005	AZ Superior Court	Training Injury	Discovery
Sanders	5/2005	US District Court ED CA	Wrongful Death	Discovery
Fleming	5/2005	US District Court ED LA	Wrongful Death	Discovery
Woolfolk	6/2005	US District Court MD FL	Wrongful Death	Complaint Served
J.J. & J.B.	7/2005	FL Circuit Court	2 Training Injuries	Complaint Served
Lewis	7/2005	US District Court Tal FL	Injury During Arrest	Complaint Served
Vil. Of Dolton	8/2005	US District Court ND IL	Class Action	Complaint Served
Lash	8/2005	US District Court ED MO	Injury During Arrest	Complaint Served
Howard	8/2005	AZ Superior Court	Training Injury	Complaint Served
Wagner	8/2005	AZ Superior Court	Training Injury	Complaint Served
Gerdon	8/2005	AZ Superior Court	Training Injury	Complaint Served
Gallant	8/2005	AZ Superior Court	Training Injury	Complaint Served
Nowell	8/2005	US District Court ND TX	Wrongful Death	Complaint Served

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
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
In July 2005, the Company filed a lawsuit in Superior Court for Maricopa County against Gannett Co., Inc., parent company of the USA Today Newspaper and the Arizona Republic, for libel, false light invasion of privacy, injurious falsehood and tortuous interference with business relations. The complaint alleges that the defendants published an article in the USA Today Newspaper on June 3, 2005 which was grossly incorrect and completely misrepresented the facts by overstating the electrical output of the TASER(TM) X26 by a factor of 1 million. The complaint also asserts that the defendants engaged in the ongoing publication of misleading articles related to the safety of TASER products, resulting in substantial economic damages to TASER International, its customers and its shareholders. The case is in the discovery phase and no trial date has been set.
We intend to pursue and defend the foregoing lawsuits vigorously; however, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability that may ultimately result from the resolution of these matters will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.
NOTE 12 — RELATED PARTY TRANSACTIONS
The Company occasionally charters an aircraft for business travel from Four Futures Corporation, which is wholly-owned by Thomas P. Smith, President of the Company, and his family. For the three and six months ended June 30, 2005, the Company incurred expenses of approximately $126,000 and $194,000, respectively, to Four Futures Corporation. For the three and six months ended June 30, 2004, the Company incurred expenses of approximately $76,000 and $81,000, respectively, to Four Futures Corporation. The Company believes that the rates charged by Four Futures Corporation are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
The Company also occasionally charters an aircraft for business travel from Thundervolt, LLC, which is wholly owned by Patrick W. Smith, Chief Executive Officer of the Company, and Phillips W. Smith, Chairman of the Company’s Board. For the three and six months ended June 30, 2005, the Company incurred expenses of approximately $104,000 and $203,000 to Thundervolt, LLC. No expenses were incurred from Thundervolt, LLC for the three and six months ended June 30, 2004. The Company believes that the rates charged by Thundervolt, LLC are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
NOTE 13 — RECENT ACCOUNTING PRONOUNCMENTS
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following is a discussion of the Company’s financial condition and results of operations for the three and six months ended June 30, 2005 and June 30, 2004. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition or Plan of Operation section contained in the Company’s Annual Report on Form 10-KSB/A filed on May 23, 2005.
Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements relate to, among other things: expected revenue and earnings growth; estimates regarding the size of our target markets; successful penetration of the law enforcement market; expansion of product sales to the private security, military and consumer self-defense markets; growth expectations for new and existing accounts; expansion of production capability; new product introductions; and our business model. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; establishment and expansion of our direct and indirect distribution channels; attracting and retaining the endorsement of key opinion-leaders in the law enforcement community; the level of product technology and price competition for our products; the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; potential delays in international and domestic orders; implementation risks of manufacturing automation; risks associated with rapid technological change; execution and implementation risks of new technology; new product introduction risks; ramping manufacturing production to meet demand; litigation resulting from alleged product- related injuries; risks related to government inquiries and pending class action and derivative litigation; media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; product quality risks; potential fluctuations in quarterly operating results; competition; financial and budgetary constraints of prospects and customers; dependence upon sole and limited source suppliers; fluctuations in component pricing; risks of governmental regulations; dependence on a single product; dependence upon key employees; employee retention risks; and other factors detailed in the Company’s filings with the Securities and Exchange Commission.
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
Our business grew substantially in 2004 and we achieved 177% growth in net sales compared to 2003, earned $18.9 million in net income, and generated more than $30.3 million of cash through operating activities. During 2004, our TASER X26 met with significant customer approval contributing more than $46.1 million of net sales for the year. However, since late 2004, as a result of on going negative press coverage concerning the Company’s products and their use, the Company experienced a decrease in sales during the first half of 2005 compared to the first half of 2004. In particular, these events have resulted in longer sales cycles and delays in orders from prospective customers. The Company also experienced large increases in selling, general and administrative expenses in the first half of 2005 compared to the first half of 2004 as additional resources have been devoted to legal, public relations and consulting activities.

Our TASER brand product line consists of several models. Our most often purchased device in 2005 has been the X26E TASER, with our new “shaped pulse” technology, and a new smaller form factor that was introduced to our target markets in May 2003. It is sold along with optional accessory packages of lithium batteries, various cartridges that shoot two small, electrified probes up to 35 feet, data download package, extended warranty packages, and a number of holsters. The ADVANCED TASER device which we introduced in December 1999 is still widely used across our target markets. There are three versions of the ADVANCE TASER: the M26, the M18 and the M18-L, various cartridges that shoot two small, electrified probes up to 35 feet, rechargeable batteries, a battery recharging system, data download package, extended warranty packages, and a number of holstering accessories. In addition to the law enforcement line of ADVANCED TASER products, we also developed a slightly less powerful private citizen version of the ADVANCED TASER device for the private citizen self defense market. This line includes the ADVANCED TASER M18L, with integrated laser sight, the ADVANCED TASER M18 without an integrated laser sight, a cartridge that shoots two small, electrified robes up to 15 feet, and a number of holstering accessories. We also introduced a citizen version of the X26E TASER with our “shaped pulse” technology in the fourth quarter of 2004 and have devoted a limited amount of marketing efforts to bring the X26C to selected cities within the U.S. in the first half of 2005.
Law enforcement, military and corrections agencies represent our primary target markets. In each of these markets, the decision to purchase TASER devices is normally made by a group of people including the agency head, his or her training staff, and weapons experts. Depending on the size and cost of the device deployment, the decision may involve political decision-makers such as city council members and the federal government. The decision-making process can take as little as a few weeks or as long as several years. In the first six months of 2005, we shipped a total of 9,614 orders at an average sale price of $2,441. In 2004, we shipped a total of 16,612 orders at an average sale price of $4,072 per shipment. This compares to 9,580 orders shipped in 2003, at an average sales price of $2,553 per order. Sales into the private citizen market were not significant in 2004 and the first half of 2005. With the exception of several accounts to which we sell directly, the vast majority of our law enforcement agency sales in the United States occur through our network of 28 law enforcement distributors. Sales in the private citizen market are made through web sales and through 25 commercial distributors.
Our international sales are made through a network of over 80 international distributors that work in a specific territory generally under short term exclusive agreements. Prior to 2004, we concentrated our resources on the United States law enforcement and corrections market and our international sales efforts were limited. We shipped products to approximately 43 countries during fiscal 2004. Our sales outside the U.S. accounted for approximately 13% of our sales in the first half of 2005, 4% of our sales in 2004 and 12% of our sales in 2003. During 2005, we have been bolstering our international presence by expanding our focus to a larger number of countries. We have formalized our international distribution programs and have placed a greater emphasis on managing individual international distributor performance. We are working to develop an international Master Instructor training group modeled after our domestic training programs to further educate police agencies internationally about our products.
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
Our devices are not considered to be a “firearm” by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives. Therefore, no firearms-related regulations apply to the sale and distribution of our devices within the United States. However, many states have regulations restricting the sale and use of stun guns, inexpensive hand-held shock devices, which we believe apply to our devices.
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
Our future challenges include risk management and managing the cost structure of our business. As our weapon systems are deployed around the world, we expect to see an increased number of complaints filed against the Company alleging injuries resulting from the use of a TASER device. We carry product liability insurance to help defray the costs associated with these claims, but have experienced increased legal costs and higher insurance premiums in recent periods which are expected to continue in the future. In addition, the implications of Financial Accounting Standards Board (“FASB”) 123R, which requires the expensing of fair value of employee stock options, may result in significant additional compensation expense recorded by the Company in the future.
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

Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. All of the Company’s sales are final and our customers do not have a right to return the product. We charge certain of our customers shipping fees, which are recorded as a component of net sales. We record training revenue as the service is provided. In 2003, we began offering our customers the right to purchase extended warranties on our ADVANCED TASER product and TASER X26 product. Revenue for warranty purchases is deferred at the time of sale, and recognized over the warranty period. At June 30, 2005, $960,000 was deferred under this program and at December 31, 2004, $839,000 was deferred under this program. The Company also defers revenue associated with the one-on-one private citizen training and background checks that are included with the purchase of an X26 C private citizen device. The revenue associated with these items is deferred until the service is provided. At June 30, 2005, the Company had deferred approximately $148,000 relating to these items, and another $33,000 relating to the training of federal firearms licensed dealers who will sell the X26 C device. At December 31, 2004, the Company had deferred approximately $135,000 relating to the private citizen training and background checks, and another $33,000 relating to the training of federal firearms licensed dealers who will sell the X26C device.
Standard Warranty Costs. We warrant our products from manufacturing defects for a period of one year after purchase and will replace any defective unit with a new one for a fee. After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the ADVANCED TASER device for a fee of $75, and the TASER X26 on a time and materials basis. We track historical data related to returns and related warranty costs on a quarterly basis, and estimate future warranty claims by applying our four quarter average warranty return rate to our product sales for the period. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of June 30, 2005, our reserve for warranty returns was $605,000 compared to a $458,000 reserved at December 31, 2004.
Inventory. Our inventory balance includes the application of overhead expenditures. This calculation is based upon the standard manufacturing costs for each sub assembly and finished product in inventory at the period end, and includes allocations for indirect manufacturing, manufacturing overhead expenditures and engineering expenses incurred during the period. On June 30, 2005, the reserve for obsolete inventory was $197,000, compared to $144,000 at December 31, 2004. In the first half of 2005, the Company increased its inventory balances by $2.4 million to $9.2 million at June 30, 2005 from $6.8 million at December 31, 2004, as the Company’s purchasing and production was in excess of demand.
Accounts Receivable. Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts.
Results of Operations
Three and Six Months Ended June 30, 2005 Compared to the Three and Six Months Ended June 30, 2004
Net Sales. Net sales decreased $3.1 million, or 19%, to $13.2 million for the second quarter of 2005 compared to $16.3 million for the second quarter of 2004. Net sales decreased $6.1 million, or 21%, to $23.4 million for the first six months of 2005 compared to $29.5 million for the first six months of 2004. We believe the principal reasons for the decreases in net sales relate to the adverse effect on customers and potential customers of the negative publicity surrounding our products or use of our products, and potential competition which may cause our customers to postpone or delay orders to allow them to evaluate other competing products. Specifically, TASER X26 device sales decreased $2.9 million to $7.8 million for the second quarter of 2005 compared to $10.7 million for the second quarter of 2004. TASER X26 device sales decreased $5.2 million to $14.4 million for the first six months of 2005 compared to $19.6 million for the first six months of 2004. ADVANCED TASER device sales decreased $936,000 for the second quarter of 2005 to $655,000 compared to $1.6 million for the second quarter of 2004. ADVANCED TASER device sales decreased $1.6 million for the first six months of 2005 to $1.4 million compared to $3.0 million for the first six months of 2004. These declines are associated with reduced sales of the ADVANCED TASER product line as many customers transitioned to the smaller and lighter TASER X26 models. Although device revenue decreased, single cartridge sales increased $659,000 for the second quarter of 2005 to $4.4 million compared to $3.8 million for the second quarter of 2004. Single cartridge sales increased $246,000 for the first six months of 2005 to $6.8 million compared to $6.6 million for the first six months of 2004. These increases were the result of the significant amount of single cartridges included in a U.S. Military order which was shipped in the second quarter.
International sales for the second quarter and first six months of 2005 were $ $1.9 million and $3.0 million, respectively, compared to international sales for the second quarter and first six months of 2004 of $0.4 million and $0.8 million, respectively.

For the three and six months ended June 30, 2005 and 2004, sales by product line were as follows (amounts in thousands):

	For the Three Months Ended				For the Six Months Ended
Sales by Product Line	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
TASER X26	$7,842	59%	$10,747	66%	$14,405	62%	$19,604	67%
ADVANCED TASER	655	5%	1,591	10%	1,353	6%	3,043	10%
AIR TASER	23	0%	64	0%	50	0%	121	0%
Single Cartridges	4,409	33%	3,750	23%	6,842	29%	6,596	22%
Research Funding	140	1%	12	0%	140	1%	12	0%
Other	138	1%	158	1%	621	3%	83	0%

Total	$13,207	100%	$16,322	100%	$23,411	100%	$29,459	100%

In the second quarter of 2005, the number of TASER X26 devices sold decreased by 4,372 units, or 30%, to 10,238 devices sold in the second quarter of 2005 compared to 14,610 devices sold in the second quarter of 2004. For the first six months of 2005, the number of TASER X26 devices sold decreased by 7,591 units, or 29%, to 18,925 devices sold for the first six months of 2005 compared to 26,516 devices sold for the first six months of 2004. In the second quarter of 2005, the number of ADVANCED TASER devices sold decreased by 2,426 units, or 70%, to 1,034 devices sold in the second quarter of 2005 compared to 3,460 devices sold in the second quarter of 2004. For the first six months of 2005, the number of ADVANCED TASER devices sold decreased by 4,779 units, or 74%, to 1,722 devices sold for the first six months of 2005 compared to 6,501 devices sold for the first six months of 2004. Single cartridge sales increased by 24,623 units, or 10%, to 265,560 sold in the second quarter of 2005 compared to 240,937 sold in the second quarter of 2004. Single cartridge sales increased by 1,595 units to 419,476 sold for the first six months of 2005 compared to 417,881 sold for the first six months of 2004.
Cost of Products Sold. Cost of products sold declined $0.6 million for both the second quarter and first six months of 2005 compared to the second quarter and first six months of 2004, respectively. However, as a percentage of net sales, cost of products sold increased to 36% of net sales for the second quarter of 2005, and 40% of net sales for the first six months of 2005 compared to 33% of net sales for the second quarter of 2004, and 34% of net sales for the first six months of 2004. These percentage increases are directly attributable to the decline in device sales which resulted in fewer units over which to apply indirect manufacturing expenses, resulting in higher per unit costs. Indirect expenses primarily include indirect salaries for manufacturing support personnel, scrapped materials, freight, supplies and depreciation. Direct manufacturing costs also increased as a percentage of net sales to 27% of net sales for the second quarter of 2005, and 28% of net sales for the first six months of 2005 compared to 25% of net sales for both the second quarter and first six months of 2004. These increases in direct manufacturing expenses as a percentage of sales were primarily due to lower production yields in 2005 and to a lesser extent a change in the sales mix to a higher concentration of cartridges.
Gross Margin. Gross margins declined $2.5 million to $8.4 million for the second quarter of 2005 compared to $10.9 million for the second quarter of 2004. As a percentage of net sales, gross margins declined to 64% for the second quarter of 2005 compared to 67% for the second quarter of 2004. Gross margins declined $5.4 million to $14.1 million for the first six months of 2005 compared to $19.5 million for the first six months of 2004. As a percentage of net sales, gross margins declined to 60% for the first six months of 2005 compared to 66% for the first six months of 2004. These decreases were due to the higher cost of sales per unit for the reasons discussed above.
Sales, General and Administrative Expenses. Sales, general and administrative expenses increased $4.1 million, or 122%, to $7.5 million for the second quarter of 2005 compared to $3.4 million for the second quarter of 2004. Sales, general and administrative expenses increased $6.8 million, or 114%, to $12.7 million for the first six months of 2005 compared to $5.9 million for the first six months of 2004. These increases in sales, general and administrative expenses are partially the result of the Company developing its infrastructure in the second half of 2004 to support its business. Included in these increases were significant increases in the Company’s legal and professional fees, salaries and benefits, travel expenses, liability insurance, and public relations expenses. The increase in public relations activities is associated with the Company’s continuing efforts to educate the public in regard to the safety and efficacy of its products. Increases in legal fees relate to the Company’s defense costs in the securities litigation, product liability, contract litigation matters discussed further in Part II, Item 1 below.
Research and Development Expenses. Research and development expenses increased $138,000, or 65%, to $351,000 for the second quarter of 2005 compared to $213,000 for the second quarter of 2004. Research and development expenses increased $219,000, or 46%, to $699,000 for the first six months of 2005 compared to $480,000 for the first six months of 2004. These increases are due to higher headcounts to support the Company’s continuing efforts to develop new products such as a projectile weapon platform and the TASER Anti Personnel Munition (TAPM).

Interest Income. Interest income increased $293,000 to $348,000 for the second quarter of 2005 compared to $55,000 for the second quarter of 2004. Interest income increased $453,000 to $547,000 for the first six months of 2005 compared to $94,000 for the first six months of 2004. These increases in interest income resulted from higher cash reserves invested in higher yielding investments. The Company had cash, cash equivalents and investment balances of $44.0 million at June 30, 2005 compared to $34.6 million at June 30, 2004. In addition, the Company’s cash and investment accounts earned interest at an approximate rate of 3.0% and 2.3% during the second quarter and first six months of 2005 compared to 0.7% and 0.8% during the second quarter and first six months of 2004.
Income Taxes. The provision for income tax decreased $2.5 million to $360,000 for the second quarter of 2005 compared to $2.9 million for the second quarter of 2004. The provision for income tax decreased $4.6 million to $467,000 for the first six months of 2005 compared to $5.1 million for the first six months of 2004. These decreases were the result of lower income before taxes for both the second quarter and first six months of 2005. The effective income tax rate for the second quarter and first six months of 2005 was 41.4% and 40.8%, respectively, compared to 38.9% for both the second quarter and first six months of 2004.
For the first six months of 2005, we received approximately $1.2 million of tax benefits from the exercise of stock options and subsequent sale of the underlying stock compared to $11.6 million for the first six months of 2004. The net deferred tax asset as of June 30, 2005 totaled $27.1 million compared to $26.4 million at December 31, 2004.
Net Income. Net income decreased $4.0 million to $0.5 million for the second quarter of 2005 compared to $4.5 million for the second quarter of 2004. Net income decreased $7.3 million to $0.7 million for the first six months of 2005 compared to $8.0 million for the first six months of 2004. The decreases in net income resulted primarily from the decline in sales volume for the quarter and year to date, and the negative effect this had on the Company’s ability to leverage its fixed costs. Income per basic share declined to $0.01 for the second quarter and first six months of 2005 compared to $0.08 for the second quarter of 2004 and $0.14 for the first six months of 2004. Income per diluted share also declined to $0.01 per share for the second quarter and first six months of 2005 compared to $0.07 for the second quarter of 2004 and $0.13 for the first six months of 2004. Income per basic share calculations were based on weighted average shares outstanding of 61,319,959 for the second quarter of 2005 and 57,558,688 for the second quarter of 2004. Income per basic share calculations were based on weighted average shares outstanding of 61,209,420 for the first six months of 2005 and 55,477,972 for the first six months of 2004. Income per diluted share calculations were based on weighted average shares outstanding of 63,951,739 for the second quarter of 2005 and 64,437,526 for the second quarter of 2004. Income per diluted share calculations were based on weighted average shares outstanding of 64,152,543 for the first six months of 2005 and 62,513,808 for the first six months of 2004. All share and per share amounts have been retroactively restated for the two stock splits executed in the second and fourth quarters of 2004.
Liquidity and Capital Resources
Liquidity. As of June 30, 2005, the Company had working capital of $38.7 million compared to working capital of $51.1 million at December 31, 2004. The decrease in working capital was primarily due to the decrease in accounts receivable resulting from lower sales levels in the first half of 2005 compared to the second half of 2004, a reduction in the current portion of the deferred tax asset to reflect the expected use of net operating loss carry forwards in the next twelve months, and a shift in our investments from short-term to long-term which was made to take advantage of the higher yields on the longer- term investments. A portion of the short-term investments were also converted to cash and cash equivalents to give the Company more cash on hand to meet cash flow needs. The decreases in accounts receivable and short-term investments were partially offset by increases in inventory. The increase in inventory is a result of purchasing and production levels in excess of demand.
During the first half of 2005, we used $0.8 million of cash in operations compared to the $13.2 million generated from operations in the same period in 2004. The decrease in cash provided by operations was primarily due to the decrease in net income from $8.0 million in the first half of 2004 to $0.7 million in the first half of 2005. The Company realized tax benefits generated from the exercise and subsequent sale of stock options of $0.5 million in the first half of 2005 compared to $4.5 million in the first half of 2004, due to the lower income before taxes in the first half of 2005.
We generated $2.1 million of cash from investing activities during the first half of 2005, compared to $2.1 million of cash used in investing activities in the first half of 2004. The proceeds from investments which matured in the first half of 2005 of $22.8 million were partially offset by the purchase of other investments of $15.0 million and $5.6 million of investments in property and equipment. Of the funds invested in property and equipment in the first half of 2005, $4.0 million was used for the construction of our new 100,000 square foot manufacturing and corporate headquarters facility in Scottsdale, Arizona, $0.9 million was used for production equipment, and $0.7 million was used to purchase and install new computer equipment and software, including investments associated with a new ERP system.
During the first half of 2005, we generated $0.4 million of cash from financing activities, compared to the $7.6 million generated from financing activities in the first half of 2004. The $0.4 million of cash generated from financing activities in the first half of 2005 was driven by proceeds from stock options exercised, compared to $5.4 million of proceeds of stock options exercised in the same period of 2004. Cash generated from the exercise of warrants was $2.5 million in the first half of 2004. All unexercised public warrants expired in 2004, so there was not any cash generated from the exercise of warrants in the first half of 2005. The Company paid off its notes payable of $250,000 in the first half of 2004.

Capital Resources. On June 30, 2005, the Company had cash and investments of $44.0 million and no debt outstanding. At June 30, 2005, the Company had no remaining purchase commitments to complete the construction of its new manufacturing and headquarters facility in Scottsdale Arizona.
We negotiated a revolving line of credit on July 13, 2004, through a domestic bank. The total availability on the line is $10 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on July 13, 2006 and requires monthly payments of interest only. At June 30, 2005, there was a calculated availability of $5.8 million based on the defined borrowing base, which is based on the Company’s eligible accounts receivable and inventory. However, there was no outstanding balance under the line of credit at June 30, 2005, and no borrowings under the line as of the date of the filing of this Form 10-Q.
Commitments and Contingencies
The following table outlines our future contractual financial obligations, in thousands, as of June 30, 2005:

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Operating Leases	$222	$129	$92	$—	$—
Capital Leases	—	—	—	—	—
Purchase commitment for new headquarters facility	—	—	—	—	—

Total contractual cash obligations	$222	$129	$92	$—	$—

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
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in internal control over financial reporting.
In April 2005, subsequent to the issuance of our financial statements for the year ended December 31, 2004, we discovered an error in that certain stock option grants were treated as incentive stock options when the grants should have been classified as non-statutory stock options because of the annual limitation on incentive stock options under applicable tax regulations. For employees who exercised stock option grants and held the underlying stock, to the extent such option grants should have been classified as non-statutory stock options (as opposed to incentive stock options), the employee’s taxable compensation was understated and we were entitled to a deduction from our taxable income equal to the amount of additional compensation attributable to the exercise of non-statutory stock options. We also improperly tax affected the pro forma expense associated with incentive stock options for the year ended December 31, 2004. As a result of the foregoing, we restated our previously issued financial statements contained in the initial filing of our Form 10-KSB for the year ended December 31, 2004 and such restated results were included our Form 10-KSB/A filed on May 23, 2005.

With respect to the restatement described above, we have determined that the errors resulted from an inadequate control over the accounting for our stock option programs, and under standards established by the Public Company Accounting Oversight Board, constituted a “material weakness” in our internal control over financial reporting. We consulted with and advised our Audit Committee of our Board of Directors of our determination.
During our quarter ended June 30, 2005, in response to the material weakness described above and in our Amended Form 10-KSB, our management took actions to enhance the operation and effectiveness of our internal controls and procedures to ensure that we properly classify and account for stock options as either incentive stock options or non-statutory stock options and that option exercises will have the proper payroll taxes withheld based on the classification of the option. These actions included reviewing the classification of all previously issued options and creating detailed schedules to ensure that they were properly classified as incentive stock options or non-statutory stock options and instituting additional procedures designed to ensure that any future option grants are properly classified. For grants that had components of incentive stock options and non-statutory stock options, the Company prepared roll-forward schedules to calculate the number of incentive stock option and non-statutory stock option shares available to exercise. These schedules were used to evaluate the impact of the error and will be used going forward to properly account for the stock option exercises. In addition, we are currently evaluating various stock option accounting software programs which would provide us with additional assistance in tracking our stock option activity and the financial reporting of such activity.
Other than as described above, there has not been any change in our internal control over financial reporting during our quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described above.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Securities Litigation
On January 10, 2005, a securities class action lawsuit was filed in the United States District Court for the District of Arizona against the Company and certain of its officers and directors, captioned Malasky v. TASER International, Inc., et al., Case No. 2:05 CV 115. Since then, numerous other securities class action lawsuits were filed against the Company and certain of its officers and directors. The majority of these lawsuits were filed in the District of Arizona. Four actions were filed in the United States District Court for the Southern District of New York and one in the Eastern District of Michigan. The New York and Michigan actions were transferred to the District of Arizona. The cases were recently consolidated, and the court has appointed a lead plaintiff and lead counsel. Pursuant to an order entered by the court, defendants need not respond to any of the complaints originally filed in these actions. The lead plaintiff will file an amended consolidated complaint, to which Defendants will respond.
These actions are filed on behalf of the purchasers of the Company’s stock in various class periods, beginning as early as May 29, 2003 and ending as late as January 14, 2005. The complaints allege, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, promulgated thereunder, and seek unspecified monetary damages and other relief against all defendants. The complaints allege generally that the Company and the individual defendants made false or misleading public statements regarding, among other things, the safety of the Company’s products and the Company’s ability to meet its sales goals, including the validity of a $1.5 million sales order with one of the Company’s distributors in the fourth quarter of 2004. We intend to defend these lawsuits vigorously; however, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability that may ultimately result from the resolution of these matters will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.
Shareholder Derivative Litigation
On January 11, 2005, a shareholder derivative lawsuit was filed in the United States District Court for the District of Arizona purportedly on behalf of the Company and against certain of its officers and directors, captioned Goldfine v. Culver, et al., Case No. 2:05 CV 123. Since then, five other shareholder derivative lawsuits were filed in the District of Arizona, two shareholder derivative lawsuits were filed in the Arizona Superior Court, Maricopa County, and one shareholder derivative lawsuit was filed in the Delaware Chancery Court. On February 9, 2005, the shareholder derivative actions pending in federal court were consolidated into a single action in the United States District Court for the District of Arizona under the caption, In re TASER International Shareholder Derivative Litigation, Case No. 2:05 CV 123. On May 13, 2005, plaintiffs in the consolidated federal derivative action filed a consolidated amended complaint. Pursuant to an order entered by the court, Defendants will respond only to this consolidated amended complaint. The derivative actions in Arizona state court were consolidated and plaintiffs filed a consolidated complaint. Plaintiffs in the Arizona state court action agreed to stay that action pending resolution of the consolidated federal derivative action. On April 8, 2005, defendants filed a motion to stay or, in the alternative, dismiss the Delaware derivative action; plaintiff’s opposition to defendants’ motion was due to be filed on August 22, 2005.
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
On May 4, 2005, a lawsuit was filed in the Delaware Chancery Court against the Company, captioned Lucian B. Dinkens v. TASER International, Inc., Case No. 5749754, to compel the Company to give the plaintiff the right to inspect and copy certain books and records of the Company pursuant to Section 220 of Delaware General Corporation Law. The Company filed an answer to the complaint on June 7, 2005.
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
We intend to defend the foregoing lawsuits vigorously; however, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability that may ultimately result from the resolution of these matters will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.

Product Liability Litigation
From April 2003 to August 2005, the Company was named as a defendant in 35 lawsuits in which the plaintiffs alleged either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers or during training exercises. Three of the cases are firearms’ related death cases — not death allegedly caused by Taser device. One case is a class action — presently believed to be a class of one. One case has been dismissed by summary judgment order, two cases have been dismissed with prejudice, another case was dismissed without prejudice but has been refiled, and the balance of the cases are pending. With respect to each of these 35 cases, the table below lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. In each of these lawsuits, the plaintiff is seeking monetary damages from the Company. In one case the plaintiff is seeking injunctive relief in addition to monetary damages. Cases are being submitted for the defense of each of these lawsuits to our insurance carriers as we maintained during these periods and continue to maintain product liability insurance coverage with varying limits and deductibles. The Company’s product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $250,000 in deductibles. The Company is defending each of these lawsuits vigorously. Although the Company does not expect the outcome in any individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability that may ultimately result from the resolution of these matters will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status
Del’Ostia	3/2004	US District Court, SD FL	Wrongful Death	Dismissed With Prejudice
Alvarado	4/2003	CA Superior Court	Wrongful Death	Discovery Phase
City of Madera	6/2003	CA Superior Court	Wrongful Death	Dismissed by Summary Judgment
Borden	9/2004	US District Court, SD IN	Wrongful Death	Discovery Phase
Thompson	9/2004	MI Circuit Court	Wrongful Death	Discovery Phase
Pierson	11/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
Glowczenski	10/2004	US District Court, ED NY	Wrongful Death	Case Stayed
LeBlanc	12/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
Elsholtz	12/2004	TX District Court	Wrongful Death	Discovery Phase
Kerchoff	6/2004	US District Court, ED MI	Training Injury	Dismissed, Refiled
Powers	11/2003	AZ Superior Court	Training Injury	November 2005 Trial Scheduled
Cook	8/2004	NV District Court	Training Injury	Discovery Phase
Stevens	10/2004	OH Court Common Pleas	Training Injury	Discovery Phase
Eckenroth	11/2004	AZ Superior Court	Training Injury	Discovery Phase
Lipa	2/2005	MI Circuit Court	Training Injury	Discovery Phase
Dimiceli	3/2005	FL Circuit Court	Training Injury	Discovery Phase
Cosby	8/2004	US District Court, SD NY	Injury During Arrest	SJ Motion Being Filed
Blair	3/2005	US District Court, MD NC	Injury During Detention	SJ Motion Filed Awaiting Ruling
Madrigal	5/2005	AZ Superior Court	Wrongful Death	Dismissed With Prejudice
Washington	5/2005	US District Court, ED CA	Wrongful Death	Discovery Phase
Clark	5/2005	US District Court, ND TX	Wrongful Death	Discovery Phase
Collins	5/2005	AZ Superior Court	Training Injury	Discovery
Allen	5/2005	AZ Superior Court	Training Injury	Discovery
Sanders	5/2005	US District Court ED CA	Wrongful Death	Discovery
Fleming	5/2005	US District Court ED LA	Wrongful Death	Discovery
Woolfolk	6/2005	US District Court MD FL	Wrongful Death	Complaint Served
J.J. & J.B.	7/2005	FL Circuit Court	2 Training Injuries	Complaint Served
Lewis	7/2005	US District Court Tal FL	Injury During Arrest	Complaint Served
Vil. Of Dolton	8/2005	US District Court ND IL	Class Action	Complaint Served
Lash	8/2005	US District Court ED MO	Injury During Arrest	Complaint Served
Howard	8/2005	AZ Superior Court	Training Injury	Complaint Served
Wagner	8/2005	AZ Superior Court	Training Injury	Complaint Served
Gerdon	8/2005	AZ Superior Court	Training Injury	Complaint Served
Gallant	8/2005	AZ Superior Court	Training Injury	Complaint Served
Nowell	8/2005	US District Court ND TX	Wrongful Death	Complaint Served
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

In July 2005, the Company filed a lawsuit in Superior Court for Maricopa County against Gannett Co., Inc., parent company of the USA Today Newspaper and the Arizona Republic, for libel, false light invasion of privacy, injurious falsehood and tortuous interference with business relations. The complaint alleges that the defendants published an article in the USA Today Newspaper on June 3, 2005 which was grossly incorrect and completely misrepresented the facts by overstating the electrical output of the TASER(TM) X26 by a factor of 1 million. The complaint also asserts that the defendants engaged in the ongoing publication of misleading articles related to the safety of TASER products, resulting in substantial economic damages to TASER International, its customers and its shareholders. The case is in the discovery phase and no trial date has been set.
We intend to pursue and defend the foregoing lawsuits vigorously; however, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability that may ultimately result from the resolution of these matters will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.
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

TASER INTERNATIONAL, INC. (Registrant)

Date: August 12, 2005	/s/ Patrick W. Smith

Patrick W. Smith, Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2005,	/s/ Daniel M. Behrendt

Daniel M. Behrendt Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits
Exhibits:

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities exchange Act of 1934.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities exchange Act of 1934.

32.1	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Factors to Consider in Connection with Forward-Looking Statements