Form 10-Q
period 2005-09-30
TASER INTERNATIONAL INC
filed 2005-12-21
CIK 1069183

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 61,415,419 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of December 20, 2005.

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Page
PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
Balance sheets as of September 30, 2005 and December 31, 2004	3
Statements of income for the three and nine months ended September 30, 2005 and 2004	4
Statements of cash flows for the nine months ended September 30, 2005 and 2004	5
Notes to financial statements	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 4. Controls and Procedures	21
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings	23
ITEM 6. Exhibits	27
SIGNATURES	28
INDEX TO EXHIBITS	29
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TASER INTERNATIONAL, INC.
BALANCE SHEETS
September 30, 2005 and December 31, 2004
(UNAUDITED)

	September 30, 2005	December 31, 2004
Assets

Current Assets
Cash and cash equivalents	$17,133,705	$14,757,159
Short-term investments	—	17,201,477
Accounts receivable, net	7,305,378	8,460,112
Inventory	9,215,133	6,840,051
Prepaids and other assets	1,461,576	1,639,734
Income tax receivable	42,376	52,973
Current deferred income tax asset	5,532,997	11,083,422

Total Current Assets	40,691,165	60,034,928
Long-term Investments	25,555,785	18,071,815
Property and Equipment, net	21,000,653	14,756,512
Deferred Income Tax Asset	21,144,068	15,310,207
Intangible Assets, net	1,315,925	1,279,116

Total Assets	$109,707,596	$109,452,578

Liabilities and Stockholders’ Equity

Current Liabilities
Current portion of capital lease obligations	$—	$4,642
Accounts payable and accrued liabilities	5,658,155	8,427,711
Current deferred revenue	482,710	399,421
Customer deposits	218,518	102,165

Total Current Liabilities	6,359,383	8,933,939
Deferred Revenue	730,773	607,856

Total Liabilities	7,090,156	9,541,795

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common Stock, $0.00001 par value per share; 200 million shares authorized; 61,415,419 and 60,992,156 shares issued and outstanding at September 30, 2005 and December 31, 2004	614	609
Additional Paid-in Capital	77,603,379	75,850,810
Retained Earnings	25,013,447	24,059,364

Total Stockholders’ Equity	102,617,440	99,910,783

Total Liabilities and Stockholders’ Equity	$109,707,596	$109,452,578

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF INCOME
For the three and nine months ended September 30, 2005 and 2004
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net Sales	$11,675,611	$18,947,548	$35,086,431	$48,406,109

Cost of Products Sold:
Direct manufacturing expense	2,932,791	4,472,606	9,568,667	11,750,800
Indirect manufacturing expense	894,450	1,295,706	3,531,611	3,969,103

Total Cost of Products Sold	3,827,241	5,768,312	13,100,278	15,719,903

Gross Margin	7,848,370	13,179,236	21,986,153	32,686,206

Sales, general and administrative expenses	6,909,018	3,062,422	19,740,112	8,993,022
Research and development expenses	360,689	105,239	1,103,593	623,472

Income from Operations	578,663	10,011,575	1,142,448	23,069,712

Interest income	306,761	88,463	853,473	184,307
Interest expense	—	—	(103)	—
Other income (expense), net	—	1,000	(59,735)	4,480

Income before income taxes	885,424	10,101,038	1,936,083	23,258,499
Provision for income tax	555,000	3,975,000	982,000	9,091,000

Net Income	$330,424	$6,126,038	$954,083	$14,167,499

Income per common and common equivalent shares
Basic	$0.01	$0.11	$0.02	$0.25
Diluted	$0.01	$0.09	$0.01	$0.23

Weighted average number of common and common equivalent shares outstanding
Basic	61,385,863	57,954,454	61,266,387	56,309,278
Diluted	63,694,740	64,541,234	63,951,621	62,912,386
The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL INC.
STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2005 and 2004
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2005	September 30, 2004

Cash Flows from Operating Activities:
Net income	$954,083	$14,167,499
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	1,185,374	335,626
Loss on disposal of assets	56,872	—
Provision for doubtful accounts	—	90,000
Provision for warranty	150,415	361,058
Compensatory stock options	—	625,704
Deferred income taxes	(32,030)	597,029
Stock option tax benefit	1,026,539	8,493,255
Change in assets and liabilities:
Accounts receivable	1,154,734	(2,049,923)
Inventory	(2,375,082)	(2,870,411)
Prepaids and other assets	178,158	135,182
Income tax receivable	10,597	259,026
Accounts payable and accrued liabilities	(2,873,258)	1,907,199
Current deferred revenue	83,289	255,237
Customer deposits	116,353	(32,334)

Net cash (used) provided by operating activities	(363,956)	22,274,147

Cash Flows from Investing Activities:
Purchases of investments	(26,985,127)	(12,725,082)
Proceeds from investments	36,702,634	—
Purchases of property and equipment	(7,380,839)	(6,048,365)
Purchases of intangible assets	(66,153)	(129,961)

Net cash provided (used) by investing activities	2,270,515	(18,903,408)

Cash Flows from Financing Activities:
Payments under capital leases	(4,642)	(11,529)
Payments on notes payable	—	(250,000)
Proceeds from warrants exercised	—	2,470,058
Proceeds from options exercised	474,629	7,274,473

Net cash provided by financing activities	469,987	9,483,002

Net Increase in Cash and Cash Equivalents	2,376,546	12,853,741
Cash and Cash Equivalents, beginning of period	14,757,159	15,878,326

Cash and Cash Equivalents, end of period	$17,133,705	$28,732,067

Supplemental Disclosure:
Cash paid for interest	$103	$1,135
Cash (refunded) paid for income taxes — net	$—	$(264,026)
Non Cash Transactions-
Increase to deferred tax asset related to tax benefits realized from the exercise of stock options (with a related increase to additional paid in capital of $1,277,945 and $12,532,226)	$251,406	$4,038,971
Increase to property and equipment with a corresponding increase in accounts payable	$76,204	$—
The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)
NOTE 1 — GENERAL
The accompanying unaudited financial statements of TASER International, Inc. (the “Company”) include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of September 30, 2005 and September 30, 2004. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited financial statements in accordance with applicable rules.
The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full year (or any other period) and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A as filed on May 23, 2005.
The Company develops and manufactures non-lethal self-defense devices. Our products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. A person injured in a confrontation or otherwise in connection with the use of our products may bring legal action against us to recover damages on the basis of theories including personal injury, wrongful death, negligent design, dangerous product or inadequate warning. We are currently subject to a number of such lawsuits. We may also be subject to lawsuits involving allegations of misuse of our products. We have seen and expect to continue to see an increased number of complaints filed against the Company alleging injuries resulting from the use of a TASER device. If successful, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition. Although we carry product liability insurance, significant litigation could also result in a diversion of management’s attention and resources, negative publicity and an award of monetary damages in excess of our insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that our existing or any future litigation will not have a material adverse effect on our revenues, our financial condition or financial results.
Further, since late 2004, as a result of on-going negative press coverage and increased litigation concerning the Company’s products and their use, the Company has experienced a decline in sales and profits for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. In particular, these events have resulted in longer sales cycles and delays in orders from prospective customers. The Company has also experienced significant increases in selling, general and administrative expenses for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 as additional resources have been devoted to legal, public relations and consulting activities. The Company’s deferred tax asset includes $26.0 million in net operating loss carryforwards. The amount of the deferred tax asset realizeable could be reduced if future taxable income is not sufficient to utilize the loss carryforwards before their expiration, as discussed in Note 7 below.
NOTE 2 — NET SALES
The components of net sales for the three and nine months ended September 30, 2005 and 2004 were as follows (amounts in thousands):

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2005		September 30, 2004		September 30, 2005		September 30, 2004
Sales by Product Line
TASER X26	$7,788	67%	$13,440	71%	$22,193	63%	$33,037	68%
ADVANCED TASER	674	6%	1,095	6%	2,027	6%	4,129	9%
AIR TASER	15	0%	65	0%	65	0%	186	0%
Single Cartridges	2,813	24%	4,323	23%	9,655	28%	10,918	23%
Research Funding	105	1%	—	0%	245	1%	12	0%
Other	281	2%	25	0%	901	3%	124	0%

Total	$11,676	100%	$18,948	100%	$35,086	100%	$48,406	100%

International sales for the third quarter and year to date 2005 were $1.6 million, or 14% of total net sales, and $4.4 million, or 12% of total net sales, respectively, compared to international sales for the third quarter and year to date 2004 of $0.3 million, or 2% of total net sales, and $1.1 million, or 2% of total net sales, respectively.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
NOTE 3 — INTANGIBLE ASSETS
The Company values purchased intangible assets at cost less accumulated amortization. Amortization is calculated using the useful life of the asset acquired. The components of net intangible assets as of September 30, 2005 and December 31, 2004 were as follows:

	Useful Life	September 30, 2005	December 31, 2004

TASER.com Domain Name	5 Years	$60,000	$60,000
U.S. Patents	6 to 7 Years	128,360	128,360
Patents Pending	17 Years	298,301	232,147
Non-Compete Agreement	7 Years	50,000	50,000
TASER Trademark	Indefinite	900,000	900,000

Total Cost		1,436,661	1,370,507
Less: Accumulated Amortization		120,736	91,391

Net Intangible Assets		$1,315,925	$1,279,116

Estimated amortization expense of intangible assets with finite lives for the next five years is as follow:

2005	$9,781
2006	31,125
2007	27,126
2008	27,126
2009	15,267
NOTE 4 — INVESTMENT SECURITIES
Investment securities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Short-term and long-term investments are invested in governmental debt securities, and are classified as held to maturity. These investments are recorded at amortized cost, which approximates fair value. The Company intends to hold these securities until maturity. The short-term investments have maturities of less than one year. At September 30, 2005, the Company had $25.6 million of long-term investments. All of the long-term investments have maturities between one and three years. The Company’s cash and investment accounts earned interest at an approximate rate of 2.8% and 0.9% during the three months ended September 30, 2005 and 2004, respectively. The Company’s cash and investment accounts earned interest at an approximate rate of 2.5% and 0.8% during the nine months ended September 30, 2005 and 2004, respectively.
At September 30, 2005, the Company had unrealized losses attributable to its investments which aggregated approximately $271,000. These unrealized losses have not been recorded as the investments are held to maturity. None of the investments have been in an unrealized loss position for more than twelve months.
NOTE 5 —INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined using the most recent acquisition cost which approximates the first-in, first-out (FIFO) method. Inventories as of September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004

Raw materials and work-in-process	$7,191,373	$5,198,716
Finished goods	2,023,760	1,641,335

Total Inventory	$9,215,133	$6,840,051

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
NOTE 6 —EARNINGS PER SHARE
The following table reconciles average common shares outstanding — basic, to average common shares outstanding — diluted, that are used in the calculation of earnings per share.

	Earnings Per Share		Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Numerator for basic and diluted earnings per share — Net Income	$330,424	$6,126,038	$954,083	$14,167,499

Denominator for basic earnings per share - weighted average shares outstanding	61,385,863	57,954,454	61,266,387	56,309,278
Dilutive effect of shares issuable under stock options outstanding	2,308,877	6,586,780	2,685,234	6,603,108

Denominator for diluted earnings per share - adjusted weighted average shares	63,694,740	64,541,234	63,951,621	62,912,386

Net Income per common share
Basic	$0.01	$0.11	$0.02	$0.25
Diluted	$0.01	$0.09	$0.01	$0.23
For the three and nine months ended September 30, 2005, the effects of 558,406 and 370,906 stock options were excluded from the calculation of diluted net income per share, as their effect would have been anti-dilutive and increased the net income per share.
NOTE 7 — INCOME TAXES
The deferred income tax asset at September 30, 2005 is comprised primarily of a net operating loss carryforward, which resulted from the compensation expense the Company recorded, for income tax purposes, when employees exercised stock options. For the nine months ended September 30, 2005, the Company recognized additional tax benefits related to stock option transactions totaling $1,277,945 of which $982,000 was used to offset income taxes otherwise payable and $295,945 was recorded as an increase in the deferred tax asset. For the nine months ended September 30, 2004, the Company recognized tax benefits related to these stock transactions totaling $12,532,226 of which $8,493,255 was used to offset federal income taxes otherwise payable, and $4,038,971 was recorded as a deferred tax asset. The total tax benefit of $1,277,945 was credited to additional paid-in capital in 2005 and the total tax benefit of $12,532,226 was credited to additional paid-in capital in 2004. Additionally, warranty and inventory reserves, accrued vacation and other items have contributed to the deferred income tax asset.
The Company’s total current and long term deferred tax asset at September 30, 2005 is $26.7 million. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax asset may not be realized. The Company has determined that no such valuation allowance is necessary. The deferred tax asset reflects primarily the benefit of $26.0 million in loss carryforwards. Federal loss carryforwards expire in 2024 and state loss carryforwards expire in 2009. Realization of these loss carryforwards is dependent on the Company’s ability to generate sufficient taxable income to utilize the loss carryforwards. Although realization is not assured, management believes that the deferred tax asset will be utilized. However, the amount of the deferred tax asset realizable could be reduced if future taxable income is not sufficient to utilize the loss carryforwards before their expiration.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
NOTE 8 — STOCK OPTIONS
At September 30, 2005, the Company had three stock-based employee compensation plans, which are described more fully in Note 9 to the financial statements included in the Company’s Annual Report on Form 10-KSB/A as filed on May 23, 2005. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, we have computed compensation costs for proforma disclosure purposes, based on the fair value of all options awarded at the date of grant, using the Black-Scholes pricing model. For purposes of this calculation, the Company used a volatility of 103% for the three months and 106% for the nine months ended September 30, 2005 and 103% for the three and nine months ended September 30, 2004, and a risk free interest rate of 3.5% for the three and nine months ended September 30, 2005 and a risk free interest rate of 3.0% for the three and nine months ended September 30, 2004. The Company used an expected life for options of either one and one-half or three years, depending on the vesting period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The Company will adopt SFAS No. 123R on January 1, 2006, which will require stock-based compensation expense to be recognized for the portion of outstanding unvested awards, based on the grant date fair value of those awards.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

	(In thousands)		(In thousands)
Net Income, as reported	$330	$6,126	$954	$14,167
Add: Total stock-based compensation included in net income as reported	—	—	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(1,755)	(2,130)	(4,037)	(4,886)

Pro Forma Net (Loss) Income	$(1,425)	$3,996	$(3,083)	$9,281

Net Income (Loss) per common share:
Basic, as reported	$0.01	$0.11	$0.02	$0.25
Basic, pro forma	$(0.02)	$0.07	$(0.05)	$0.16
Diluted, as reported	$0.01	$0.09	$0.01	$0.23
Diluted, pro forma	$(0.02)	$0.06	$(0.05)	$0.15
NOTE 9 — WARRANTY
The Company warrants its products from manufacturing defects for a period of one year after purchase, and thereafter will replace any defective TASER unit for a fee. After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the ADVANCED TASER device for a fee of $75, and the TASER X26 on a time and materials basis. The Company tracks historical data related to returns and related warranty costs on a quarterly basis, and estimates future warranty claims by applying the estimated average return rate to the product sales for the period. Historically the reserve amount is increased if the Company becomes aware of a component failure that could result in larger than anticipated returns from its customers. A summary of changes in the warranty accrual for the nine months ended September 30, 2005 and 2004 is as follows:

	September 30, 2005	September 30, 2004

Balance at Beginning of Period	$457,914	$312,934
Utilization of Accrual	(599,193)	(216,078)
Warranty Expense	749,607	361,058

Balance at End of the Period	$608,328	$457,914

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
NOTE 10 — LINE OF CREDIT
The Company has a line of credit agreement with a bank which provides for a total availability of $10 million. The line is secured primarily by the Company’s accounts receivable and inventory and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime. The availability under this line is computed on a monthly borrowing base, which is based on the Company’s eligible accounts receivable and inventory. The line of credit matures on July 13, 2006 and requires monthly payments of interest only. At September 30, 2005, there were no borrowings under the line of credit and the availablity was $5.9 million. There have been no borrowings under the line of credit to date.
The Company’s agreement with the bank requires the Company to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage ratios. For the nine months ended September 30, 2005, the Company was in compliance with all covenants.
NOTE 11 — LEGAL PROCEEDINGS
Securities Class Action Litigation
On January 10, 2005, a securities class action lawsuit was filed in the United States District Court for the District of Arizona against the Company and certain of its officers and directors, captioned Malasky v. TASER International, Inc., et al., Case No. 2:05 CV 115. Since then, numerous other securities class action lawsuits were filed against the Company and certain of its officers and directors. The majority of these lawsuits were filed in the District of Arizona. Four actions were filed in the United States District Court for the Southern District of New York and one in the Eastern District of Michigan. The New York and Michigan actions were transferred to the District of Arizona. The cases were consolidated, and the court appointed a lead plaintiff and lead counsel. The lead plaintiff filed a consolidated amended complaint. Defendants filed a motion to dismiss the consolidated amended complaint for failure to state a claim.
The consolidated amended complaint asserts claims on behalf of the purchasers of the Company’s stock from May 29, 2003 to January 11, 2005. The consolidated amended complaint alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, promulgated thereunder, and seek unspecified monetary damages and other relief against all defendants. The consolidated amended complaint allege generally that the Company and the individual defendants made false or misleading public statements regarding, among other things, the safety of the Company’s products and the Company’s ability to meet its sales goals, including the validity of a $1.5 million sales order with one of the Company’s distributors in the fourth quarter of 2004. The consolidated complaint also alleges that product defects were leading to excessive product returns by customers. We intend to defend these lawsuits vigorously; however, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability and damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.
Shareholder Derivative Litigation
On January 11, 2005, a shareholder derivative lawsuit was filed in the United States District Court for the District of Arizona purportedly on behalf of the Company and against certain of its officers and directors, captioned Goldfine v. Culver, et al., Case No. 2:05 CV 123. Since then, five other shareholder derivative lawsuits were filed in the District of Arizona, two shareholder derivative lawsuits were filed in the Arizona Superior Court, Maricopa County, and one shareholder derivative lawsuit was filed in the Delaware Chancery Court. On February 9, 2005, the shareholder derivative actions pending in federal court were consolidated into a single action in the United States District Court for the District of Arizona under the caption, In re TASER International Shareholder Derivative Litigation, Case No. 2:05 CV 123. On May 13, 2005, plaintiffs in the consolidated federal derivative action filed a consolidated amended complaint. Defendants filed motions to dismiss the consolidated amended complaint on August 19, 2005. The derivative actions in Arizona state court were consolidated and plaintiffs filed a consolidated complaint. Plaintiffs in the Arizona state court action and the Delaware action agreed to stay those actions pending resolution of the consolidated federal derivative action.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
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
Securities and Exchange Commission Investigation
In December 2004, the Company was informed that the staff of the Securities and Exchange Commission had commenced an informal inquiry concerning the Company's public statements regarding the safety and performance of the Company’s products, certain disclosure issues and the accounting for certain transactions. The Company voluntarily provided documents and information to the SEC staff. In August 2005, the Company was informed that the staff of the SEC had initiated a formal investigation regarding the Company’s disclosures concerning the medical safety of its products; the accounting and disclosure of certain transactions; and the unauthorized acquisition of confidential information from the Company by persons outside the Company for the possible purpose of manipulating the Company’s stock. The Company provided additional information at the request of the SEC staff. In December 2005, the SEC staff advised the Company that it had completed its investigation into the Company’s disclosures concerning the medical safety of the Company’s products; and into the accounting and disclosure issues. The SEC staff further advised the Company that it had determined that at the present time it will not recommend that the Commission institute any enforcement proceedings as to any of these matters. The Staff also advised the Company that it is continuing to investigate issues relating to trading in the Company’s stock.
Contract Litigation
In March 2000, Thomas N. Hennigan, a sales representative for the Company’s products from late 1997 through early 2000, sued the Company and certain of its shareholders in the United States District Court, Southern District of New York. The Company previously sued him in February 2000 in the United States District Court for the District of Arizona, but had not served him. After the New York case was dismissed in February 2001 for lack of personal jurisdiction, Mr. Hennigan brought a counterclaim in the United States District Court for the District of Arizona. Mr. Hennigan claims the exclusive right to sell the Company’s products to many of the largest law enforcement, corrections, and military agencies in the United States. He sought monetary damages that may amount to as much as $400 million against us allegedly arising in connection with his alleged service to the Company as a distributor. His claims rest on theories of our failure to pay commissions, breach of contract, promissory estoppel, breach of fiduciary duty, and on related theories. No written contract was ever signed with Mr. Hennigan. The Company believes that he has no reasonable basis for claims based on informal or implied contractual rights and will be unable to prove his damages with reasonable certainty. Mr. Hennigan died in April 2001 and the case is now being prosecuted by his estate. On May 24, 2002, H.A. Russell was permitted to proceed as an additional defendant-counterclaimant. The Company filed various motions in November 2002 for partial summary judgment including a motion to dismiss his claims. On September 30, 2003, the Court issued an order granting the Company’s motion for partial summary judgment to dismiss Mr. Russell’s claims and struck Hennigan’s jury demand. On April 14, 2004, the Court issued an opinion partially granting the Company’s motion for partial summary judgment on certain joint venture, post-termination, post-death and exclusivity claims. A pretrial conference was held on July 28, 2005 and the trial started on August 31, 2005. At the conclusion of Hennigan’s case in chief, the Company made a motion to dismiss Hennigan’s case. The court issued a briefing schedule on the Company’s motion and the trial was suspended pending the court’s decision on the Company’s motion.
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
Other Class Action Litigation
In August 2005, the Company was served with a summons and complaint in the matter of Village of Dolton v. TASER International in which the Plaintiff alleges that defendant misled the plaintiff about the safety of the TASER device when they purchased the TASER device and are seeking damages. The plaintiff is seeking to certify the lawsuit as a class action. The Company has filed an answer to the complaint and a motion to dismiss. In October 2005, the Company filed a declaration of the former chief of police for the Village of Dolton which refutes many of the allegations made in the complaint and the Company filed a motion for sanctions. In October 2005, the Court issued an order partially granting the Company’s Motion to Dismiss, and denied the balance of the motions. The case is now moving forward with discovery.
Product Liability Litigation
The Company is currently named as a defendant in 44 lawsuits in which the plaintiffs alleged either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers or during training exercises. One of these cases has been dismissed by summary judgment order, but is on appeal. In addition, six other cases have been dismissed and are not included in this number. With respect to each of these pending 44 cases, the table below lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. This table also lists those cases which were dismissed during the most recent fiscal quarter. In each of the pending lawsuits, the plaintiff is seeking monetary damages from the Company. In one case the plaintiff is seeking injunctive relief in addition to monetary damages. The defense of each of these lawsuits has been submitted to our insurance carriers that maintained insurance coverage during these applicable periods and we continue to maintain product liability insurance coverage with varying limits and deductibles. The Company’s product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $250,000 in per incident deductibles. The Company is defending each of these lawsuits vigorously. Although the Company does not expect the outcome in any individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability and damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status
Alvarado	4/2003	CA Superior Court	Wrongful Death	Discovery Phase
City of Madera	6/2003	CA Superior Court	Wrongful Death	Dismissed by Summary Judgment Appeal Pending
Borden	9/2004	US District Court, SD IN	Wrongful Death	Dismissed with Prejudice
Thompson	9/2004	MI Circuit Court	Wrongful Death	Discovery Phase
Pierson	11/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
Glowczenski	10/2004	US District Court, ED NY	Wrongful Death	Case Stayed
LeBlanc	12/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
M. Elsholtz	12/2004	TX District Court	Wrongful Death	Discovery Phase
Madrigal	5/2005	AZ Superior Court	Wrongful Death	Dismissed with Prejudice
Washington	5/2005	US District Court, ED CA	Wrongful Death	Discovery Phase
Clark	5/2005	US District Court, ND TX	Wrongful Death	Dismissed with Prejudice
Sanders	5/2005	US District Court ED CA	Wrongful Death	Discovery Phase
Fleming	5/2005	US District Court ED LA	Wrongful Death	Discovery Phase
Woolfolk	6/2005	US District Court MD FL	Wrongful Death	Discovery Phase
Nowell	8/2005	US District Court ND TX	Wrongful Death	Motion to Dismiss Filed
Graff	9/2005	AZ Superior Court	Wrongful Death	Discovery Phase
Holcomb	9/2005	US District Court, ND OH	Wrongful Death	Discovery Phase
Tucker	10/2005	US District Court, NV	Wrongful Death	Complaint Served
Hammock	10/2005	District Court, Tarrant County, TX	Wrongful Death	Discovery Phase
Heston	11/2005	US District Court, ND CA	Wrongful Death	Complaint Served
A. Elsholtz	10/2005	TX District Court	Wrongful Death	Complaint Served
Rosa	11/2005	US District Court, ND CA	Wrongful Death	Complaint Served
Gosserand	11/2005	US District Court ED LA	Wrongful Death	Complaint Served
O’ Donnell/Hasse	11/2005	Circuit Court, Cook County, IL	Wrongful Death	Complaint Served
Yeagley	11/2005	Hillsborough County Circuit Court, FL	Wrongful Death	Complaint Served
Neal-Lomax	12/2005	US District Court, NV	Wrongful Death	Complaint Served
Williams	12/2005	Gwinnett County State Court, GA	Wrongful Death	Complaint Served
Kerchoff	6/2004	US District Court, ED MI	Training Injury	Dismissed, Refiled
Powers	11/2003	AZ Superior Court	Training Injury	At Trial
Cook	8/2004	NV District Court	Training Injury	Discovery Phase
Stevens	10/2004	OH Court Common Pleas	Training Injury	Discovery Phase
Eckenroth	11/2004	AZ Superior Court	Training Injury	Dismissed with Prejudice
Lipa	2/2005	MI Circuit Court	Training Injury	Discovery Phase
Dimiceli	3/2005	FL Circuit Court	Training Injury	Discovery Phase
Collins	5/2005	AZ Superior Court	Training Injury	Dismissed
Allen	5/2005	AZ Superior Court	Training Injury	Discovery Phase
J.J.	7/2005	FL Circuit Court	Training Injury	Complaint Served
J.B.	7/2005	FL Circuit Court	Training Injury	Complaint Served
Howard	8/2005	AZ Superior Court	Training Injury	Complaint Served
Wagner	8/2005	AZ Superior Court	Training Injury	Complaint Served
Gerdon	8/2005	AZ Superior Court	Training Injury	Complaint Served
Gallant	8/2005	AZ Superior Court	Training Injury	Complaint Served
Herring	8/2005	Circuit Court of City of St. Louis, MO	Training Injury	Complaint Served
Stewart	10/2005	Circuit Court for Broward County, FL	Training Injury	Complaint Served
Cosby	8/2004	US District Court, SD NY	Injury During Arrest	Summary Judgement Motion Being Filed
Blair	3/2005	US District Court, MD NC	Injury During Detention	Summary Judgement Motion Filed Awaiting Ruling
Lewis	7/2005	US District Court Tal FL	Injury During Arrest	Complaint Served
Lash	8/2005	US District Court ED MO	Injury During Arrest	Complaint Served, motion to dismiss filed
Games	8/2005	Circuit Court, Multnomah County, OR	Injury During Arrest	Complaint Served
Bynum	10/2005	US District Court SD NY	Injury During Arrest	Complaint Served
Other Litigation
In January 2005, the Company filed litigation in U.S. District Court for the Western District of North Carolina against Stinger Systems, Inc. and Robert Gruder alleging false advertising and a violation of the Lanham Act. The defendants have filed a counterclaim against the Company alleging defamation. This case is in the discovery phase and no trial date has been set.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
In February 2005, the Company filed litigation in Superior Court for Maricopa County, Arizona against its former patent attorney, Thomas G. Watkins III, alleging breach of fiduciary duty and estoppel arising out of ownership and inventorship claims Mr. Watkins has made against two patents he filed for the Company for certain technology utilized in the TASER X26 product. This case is in the discovery phase and no trial date has been set.
In July 2005, the Company filed a lawsuit in Superior Court for Maricopa County against Gannett Co., Inc., parent company of the USA Today Newspaper and the Arizona Republic, for libel, false light invasion of privacy, injurious falsehood and tortuous interference with business relations. The complaint alleges that the defendants published an article in the USA Today Newspaper on June 3, 2005 which was grossly incorrect and completely misrepresented the facts by overstating the electrical output of the TASER X26 by a factor of 1 million. The complaint also asserts that the defendants engaged in the ongoing publication of misleading articles related to the safety of TASER products, resulting in substantial economic damages to TASER International, its customers and its shareholders. The court recently dismissed the count of false light invasion of privacy. The case is in the discovery phase and no trial date has been set.
In November 2005, the company filed a lawsuit in Marion County Circuit Court, Indiana against James Ruggieri for defamation, product disparagement, intentional interference with a business relationship, Lanham Act violations, and tortiously affecting the fairness and integrity as adverse third-party witness. This case is entering the discovery phase and no trial date has been set.
We intend to pursue and defend the foregoing lawsuits vigorously; however, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability and damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.
NOTE 12 — RELATED PARTY TRANSACTIONS
The Company charters an aircraft for business travel from Four Futures Corporation, which is wholly-owned by Thomas P. Smith, President of the Company, and his family. For the three and nine months ended September 30, 2005, the Company incurred charter expenses of approximately $141,000 and $340,000, respectively, to Four Futures Corporation and Thomas P. Smith. Any personal use of the aircraft by Mr. Smith is billed to Four Futures Corporation for reimbursement. For the three and nine months ended September 30, 2005, the Company billed approximately $2,000 and $5,000, respectively, to Four Futures Corporation for personal use of the aircraft. For the three and nine months ended September 30, 2004, the Company incurred expenses of approximately $62,000 and $143,000, respectively, to Four Futures Corporation, and no expenses were billed to Four Futures Corporation for personal use of the aircraft. At September 30, 2005, the Company had an outstanding payable of approximately $69,000 to Four Futures Corporation and Thomas P. Smith, and no amounts due from Four Futures Corporation. The Company believes that the rates charged by Four Futures Corporation are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
The Company also charters an aircraft for business travel from Thundervolt, LLC, which is wholly owned by Patrick W. Smith, Chief Executive Officer of the Company, and Phillips W. Smith, Chairman of the Company’s Board. For the three and nine months ended September 30, 2005, the Company incurred charter expenses of approximately $98,000 and $335,000, respectively, to Thundervolt, LLC. Any personal use of the aircraft by Patrick, Phillip or Thomas Smith is billed to Thundervolt, LLC, or directly to the individual, for reimbursement. For the three and nine months ended September 30, 2005, the Company billed approximately $118,000 and $293,000, respectively, to Thundervolt, LLC, Patrick W. Smith, Phillips W. Smith and Thomas P. Smith for personal use of the aircraft. For the three and nine months ended September 30, 2004, the Company incurred expenses of approximately $63,000 to Thundervolt, LLC, and no expenses were billed to Thundervolt, LLC for personal use of the aircraft. At September 30, 2005, the Company had an outstanding payable of approximately $76,000 to Thundervolt, LLC and $36,000 outstanding receivable from Patrick W. Smith and Thomas P. Smith. The Company believes that the rates charged by Thundervolt, LLC are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
In November 2004, the Company established the TASER Foundation. The TASER Foundation is a 501(c)3 non-profit corporation and has made application to the IRS for tax exempt status. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Patrick W. Smith, Thomas P. Smith and Daniel M. Behrendt, all officers of the Company, also serve on the Board of Directors of the TASER Foundation. Over half of the initial $1 million endowment was contributed directly by TASER International, Inc. employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the three and nine months ended September 30, 2005, the Company has incurred approximately $32,000 and $92,000, respectively, in such administrative costs. In addition, for the three and nine months ended September 30, 2005, the Company has contributed $100,000 and $225,000, respectively, to the TASER Foundation.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, “Inventory Pricing,” for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) requiring that those items be recognized as current-period expenses regardless of whether they meet the criterion as “so abnormal.” This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred after September 15, 2005. Management does not expect this statement to have a material impact on the Company’s financial position or results of operations.
In December 2004, the FASB issued SFAS No. 123R, “Share- based Payment.” This standard is a revision of SFAS No. 123, Accounting for Stock- Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires the measurement of the cost of employees’ services received in exchange for an award of the entity’s equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net cash flows from operating activities in periods after the adoption. The Company will adopt SFAS No. 123R on January 1, 2006, which will require stock-based compensation expense to be recognized for the portion of outstanding unvested awards, based on the grant date fair value of those awards. The Company is currently evaluating the transition provisions of this standard; and to what extent the Company’s equity instruments will be used in the future for employees’ services. Therefore, the impact on the Company’s financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty at this time.
NOTE 14 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
On November 14, 2005, we concluded that our financial statements at March 31, 2005 and June 30, 2005 and for the periods then ended, included in our Form 10-Qs for the periods ended March 31, 2005 and June 30, 2005, respectively, should no longer be relied upon due to an error in those financial statements which resulted from the incorrect accrual of legal and professional fees and other expenses for those periods. Beginning in the first quarter of 2005, we experienced a significant increase in outside legal and other professional expenses. We determined that our internal controls surrounding the recording of legal and professional fees in the appropriate accounting period were not operating effectively. Certain of the invoices relating to the work performed were not received by our accounting department until after we had closed our books and reported our financial results for such periods due to delays on the part of third parties in delivering or communicating such invoices to us. As a result, certain invoices were recorded in the incorrect period. Correction of these errors will result in shifting of expenses among the first three quarters of 2005 with expenses increasing in the first quarter of 2005 and decreasing in the second quarter of 2005 from the figures included in the previously filed Form 10-Qs. There is a corresponding decrease/increase in net income for the first and second quarters resulting from the change in expenses. The restatement will have no impact on revenues for the periods. Amended Forms 10-Q for the quarters ended March 31, 2005 and June 30, 2005 will be filed to reflect the restatement.
The following changes will be made to the previously reported financial statements as of and for the quarters ended March 31, 2005 and June 30, 2005.

Statement of Income:	For the Three Months Ended
	March 31, 2005
	As Previously
	Reported	As Restated
Sales, general and administrative expenses	$5,252,164	$5,590,100
Income (loss) from operations	76,609	(261,327)
Income (loss) before income taxes	275,021	(62,915)
Provision (credit) for income tax	107,000	(24,000)
Net income (loss)	168,021	(38,915)

Statement of Income	For the Three Months Ended		For the Six Months Ended
	June 30, 2005		June 30, 2005
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Indirect manufacturing expense	$1,290,429	$1,219,342	$2,708,248	$2,637,161
Total cost of products sold	4,816,099	4,745,012	9,344,124	9,273,037
Gross margin	8,390,560	8,461,647	14,066,696	14,137,783
Sales, general and administrative expenses	7,458,533	7,240,994	12,710,697	12,831,094
Research and development expenses	351,441	395,541	698,804	742,904
Income from operations	580,586	825,112	657,195	563,785
Income before income taxes	869,048	1,113,574	1,144,069	1,050,659
Provision for income tax	360,000	451,000	467,000	427,000
Net income	509,048	662,574	677,069	623,659

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following is a discussion of the Company’s financial condition and results of operations for the three and nine months ended September 30, 2005 and September 30, 2004. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition or Plan of Operation section contained in the Company’s Annual Report on Form 10-KSB/A filed on May 23, 2005.
Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: expected revenue and earnings growth; estimates regarding the size of our target markets; successful penetration of the law enforcement market; expansion of product sales to the private security, military and consumer self-defense markets; growth expectations for new and existing accounts; expansion of production capability; new product introductions; and our business model. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; establishment and expansion of our direct and indirect distribution channels; attracting and retaining the endorsement of key opinion-leaders in the law enforcement community; the level of product technology and price competition for our products; the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; potential delays in international and domestic orders; implementation risks of manufacturing automation; risks associated with rapid technological change; execution and implementation risks of new technology; new product introduction risks; ramping manufacturing production to meet demand; litigation resulting from alleged product- related injuries; risks related to government inquiries and pending class action and derivative litigation; media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; product quality risks; potential fluctuations in quarterly operating results; competition; financial and budgetary constraints of prospects and customers; dependence upon sole and limited source suppliers; fluctuations in component pricing; risks of governmental regulations; dependence on a single product; dependence upon key employees; employee retention risks; and other factors detailed in the Company’s filings with the Securities and Exchange Commission.
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
Our business grew substantially in 2004 and we achieved 177% growth in net sales compared to 2003, earned $18.9 million in net income, and generated more than $30.3 million of cash through operating activities. During 2004, our TASER X26 met with significant customer approval contributing more than $46.1 million of net sales for the year. However, since late 2004, as a result of on going negative press coverage and increased litigation concerning the Company’s products and their use, the Company has experienced a decline in sales for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. In particular, these events have resulted in longer sales cycles and delays in orders from prospective customers. The Company has also experienced significant increases in selling, general and administrative expenses for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 as additional resources have been devoted to legal, public relations and consulting activities.
Our TASER brand product line consists of several models. Our most often purchased device in 2005 has been the TASER X26, with our new “shaped pulse” technology, and a new smaller form factor that was introduced to our target markets in May 2003. It is sold along with optional accessory packages of lithium batteries, various cartridges that shoot two small, electrified probes up to 35 feet, data download package, extended warranty packages, and a number of holsters. The ADVANCED TASER device which we introduced in December 1999 is still widely used across our target markets. There are three versions of the ADVANCE TASER device: the M26, the M18 and the M18-L, various cartridges that shoot two small, electrified probes up to 35 feet, rechargeable batteries, a battery recharging system, data download package, extended warranty packages, and a number of holstering accessories. In addition to the law enforcement line of ADVANCED TASER products, we also developed a slightly less powerful private citizen version of the ADVANCED TASER device for the private citizen self defense market. This line includes the ADVANCED TASER M18L, with integrated laser sight, the ADVANCED TASER M18 without an integrated laser sight, a cartridge that shoots two small, electrified probes up to 15 feet, and a number of holstering accessories. We also introduced a citizen version of the TASER X26 with our “shaped pulse” technology in the fourth quarter of 2004 and have devoted a limited amount of marketing efforts to bring the X26C to selected cities within the U.S. in the nine months ended September 30, 2005.
Law enforcement, military and corrections agencies represent our primary target markets. In each of these markets, the decision to purchase TASER devices is normally made by a group of people including the agency head, his or her training staff, and weapons experts. Depending on the size and cost of the device deployment, the decision may involve political decision-makers such as city council members and the federal government. The decision-making process can take as little as a few weeks or as long as several years. In the first nine months of 2005, we shipped a total of 13,859 orders at an average sale price of $2,570. In 2004, we shipped a total of 16,612 orders at an average sale price of $4,072 per shipment. This compares to 9,580 orders shipped in 2003, at an average sales price of $2,553 per order. With the exception of several accounts to which we sell directly, the vast majority of our law enforcement agency sales in the United States occur through our network of 28 law enforcement distributors. Sales in the private citizen market are made through sales from the Company’s webstore and through 25 commercial distributors.
Our international sales are made through a network of over 80 international distributors that work in a specific territory generally under short term exclusive agreements. Prior to 2004, we concentrated our resources on the United States law enforcement and corrections market and our international sales efforts were limited. We shipped products to approximately 43 countries during fiscal 2004. Our sales outside the U.S. accounted for approximately 12% of our sales in the nine months ended September 30, 2005, 4% of our sales in 2004 and 12% of our sales in 2003. During 2005, we have been bolstering our international presence by expanding our focus to a larger number of countries. We have formalized our international distribution programs and have placed a greater emphasis on managing individual international distributor performance. We are working to develop an international Master Instructor training group modeled after our domestic training programs to further educate police agencies internationally about our products.
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
Our future challenges include risk management, increasing sales and profits, and managing the cost structure of our business. As our weapon systems are deployed around the world, we have seen and expect to continue to see an increased number of complaints filed against the Company alleging injuries resulting from the use of a TASER device. We carry product liability insurance to help defray the costs associated with these claims, but have experienced increased legal costs and higher insurance premiums in recent periods which are expected to continue in the future. Further, the Company has $67.6 million in net operating loss carryforwards. The amount realizeable could be reduced if future taxable income is not sufficient to utilize the loss carryforwards before their expiration. In addition, the implications of Financial Accounting Standards Board (“FASB”) 123R, which requires the expensing of fair value of employee stock options, may result in significant additional compensation expense recorded by the Company in the future.
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

Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. All of the Company’s sales are final and our customers do not have a right to return the product. We charge certain of our customers shipping fees, which are recorded as a component of net sales. We record training revenue as the service is provided. In 2003, we began offering our customers the right to purchase extended warranties on our ADVANCED TASER product and TASER X26 product. Revenue for warranty purchases is deferred at the time of sale, and recognized over the warranty period. At September 30, 2005, $1,045,000 was deferred under this program and at December 31, 2004, $839,000 was deferred under this program. The Company also defers revenue associated with the one-on-one private citizen training and background checks that are included with the purchase of an X26 C private citizen device. The revenue associated with these items is deferred until the service is provided. At September 30, 2005, the Company had deferred approximately $145,000 relating to these items, and another $23,000 relating to the training of federal firearms licensed dealers who will sell the X26 C device. At December 31, 2004, the Company had deferred approximately $135,000 relating to the private citizen training and background checks, and another $33,000 relating to the training of federal firearms licensed dealers who will sell the X26 C device.
Standard Warranty Costs. We warrant our products from manufacturing defects for a period of one year after purchase and will replace any defective unit with a new one for a fee. After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the ADVANCED TASER device for a fee of $75, and the TASER X26 on a time and materials basis. We track historical data related to returns and related warranty costs on a quarterly basis, and estimate future warranty claims by applying our four quarter average warranty return rate to our product sales for the period. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of September 30, 2005, our reserve for warranty returns was $608,000 compared to a $458,000 reserved at December 31, 2004.
Inventory. Our inventory balance includes the application of overhead expenditures. This calculation is based upon the standard manufacturing costs for each sub assembly and finished product in inventory at the period end, and includes allocations for indirect manufacturing, manufacturing overhead expenditures and engineering expenses incurred during the period. On September 30, 2005, the reserve for obsolete inventory was $197,000, compared to $144,000 at December 31, 2004. In the nine months ended September 30, 2005, the Company increased its inventory balances by $2.4 million to $9.2 million, from $6.8 million at December 31, 2004, as the Company’s purchasing and production was in excess of demand.
Accounts Receivable. Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts.
Results of Operations
Three and Nine Months Ended September 30, 2005 Compared to the Three and Nine Months Ended September 30, 2004
Net Sales. Net sales decreased $7.3 million, or 38%, to $11.7 million for the third quarter of 2005 compared to $18.9 million for the third quarter of 2004. Net sales decreased $13.3 million, or 28%, to $35.1 million for the year to date 2005 compared to $48.4 million for the year to date 2004. We believe the principal reasons for the decreases in net sales relate to the adverse effect on customers and potential customers of the negative publicity surrounding our products or use of our products, and potential competition which may cause our customers to postpone or delay orders to allow them to evaluate other competing products. Specifically, TASER X26 device sales decreased $5.6 million to $7.8 million for the third quarter of 2005 compared to $13.4 million for the third quarter of 2004. TASER X26 device sales decreased $10.8 million to $22.2 million for the year to date 2005 compared to $33.0 million for the year to date 2004. ADVANCED TASER device sales decreased $421,000 for the third quarter of 2005 to $674,000 compared to $1.1 million for the third quarter of 2004. ADVANCED TASER device sales decreased $2.1 million for the year to date 2005 to $2.0 million compared to $4.1 million for the year to date 2004. These declines are associated with reduced sales of the ADVANCED TASER product line as many customers transitioned to the smaller and lighter TASER X26 models. Single cartridge sales decreased $1.5 million for the third quarter of 2005 to $2.8 million compared to $4.3 million for the third quarter of 2004. Single cartridge sales decreased $1.2 million for the year to date 2005 to $9.7 million compared to $10.9 million for the year to date 2004.
International sales for the third quarter and year to date 2005 were $1.6 million, or 14% of total net sales, and $4.4 million, or 12% of total net sales, respectively, compared to international sales for the third quarter and year to date 2004 of $0.3 million, or 2% of total net sales, and $1.1 million, or 2% of total net sales, respectively.

For the three and nine months ended September 30, 2005 and 2004, sales by product line were as follows (amounts in thousands):

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2005		September 30, 2004		September 30, 2005		September 30, 2004
Sales by Product Line
TASER X26	$7,788	67%	$13,440	71%	$22,193	63%	$33,037	68%
ADVANCED TASER	674	6%	1,095	6%	2,027	6%	4,129	9%
AIR TASER	15	0%	65	0%	65	0%	186	0%
Single Cartridges	2,813	24%	4,323	23%	9,655	28%	10,918	23%
Research Funding	105	1%	—	0%	245	1%	12	0%
Other	281	2%	25	0%	901	3%	124	0%

Total	$11,676	100%	$18,948	100%	$35,086	100%	$48,406	100%

In the third quarter of 2005, the number of TASER X26 devices sold decreased by 7,301 units, or 41%, to 10,492 devices sold in the third quarter of 2005 compared to 17,793 devices sold in the third quarter of 2004. For the year to date 2005, the number of TASER X26 devices sold decreased by 14,892 units, or 34%, to 29,417 devices sold for the year to date 2005 compared to 44,309 devices sold for the year to date 2004. In the third quarter of 2005, the number of ADVANCED TASER devices sold decreased by 509 units, or 21%, to 1,931 devices sold in the third quarter of 2005 compared to 2,440 devices sold in the third quarter of 2004. For the year to date 2005, the number of ADVANCED TASER devices sold decreased by 6,353 units, or 71%, to 2,588 devices sold for the year to date 2005 compared to 8,941 devices sold for the year to date 2004. Single cartridge sales decreased by 80,079 units, or 32%, to 172,965 sold in the third quarter of 2005 compared to 253,044 sold in the third quarter of 2004. Single cartridge sales decreased by 78,484 units, or 12% to 592,441 sold for the year to date 2005 compared to 670,925 sold for the year to date 2004.
Cost of Products Sold. Cost of products sold declined $2.0 million for the third quarter of 2005 compared to the third quarter of 2004. However, as a percentage of net sales, cost of products sold increased to 33% of net sales for the third quarter of 2005 compared to 30% of net sales for the third quarter of 2004. Cost of products sold declined $2.6 million for the year to date 2005 compared to the year to date 2004. However, as a percentage of net sales, cost of products sold increased to 37% of net sales for the year to date 2005 compared to 32% of net sales for the year to date 2004. These percentage increases are directly attributable to the decline in device sales which resulted in fewer units over which to apply indirect manufacturing expenses, resulting in higher per unit costs. Indirect expenses primarily include indirect salaries for manufacturing support personnel, scrapped materials, freight, supplies and depreciation. Direct manufacturing costs also increased as a percentage of net sales to 25% of net sales for the third quarter of 2005, and 27% of net sales for the year to date 2005 compared to 24% of net sales for both the third quarter and year to date 2004. These increases in direct manufacturing expenses as a percentage of sales were primarily due to lower production yields in 2005 and to a lesser extent a change in the sales mix to a higher concentration of cartridges.
Gross Margin. Gross margins declined $5.4 million to $7.8 million for the third quarter of 2005 compared to $13.2 million for the third quarter of 2004. As a percentage of net sales, gross margins declined to 67% for the third quarter of 2005 compared to 70% for the third quarter of 2004. Gross margins declined $10.7 million to $22.0 million for the year to date 2005 compared to $32.7 million for the year to date 2004. As a percentage of net sales, gross margins declined to 63% for the year to date 2005 compared to 68% for the year to date 2004. These decreases were due to the higher cost of sales per unit and higher indirect manufacturing expenses as a percent of sales for the reasons discussed above.
Sales, General and Administrative Expenses. Sales, general and administrative expenses increased $3.8 million, or 126%, to $6.9 million for the third quarter of 2005 compared to $3.1 million for the third quarter of 2004. Sales, general and administrative expenses increased $10.7 million, or 120%, to $19.7 million for the year to date 2005 compared to $9.0 million for the year to date 2004. Included in these increases were significant increases in the Company’s legal and professional fees, travel expenses, salaries and benefits, liability insurance, and public relations expenses. Increases in legal fees and some professional fees relate to the Company’s defense costs in the securities litigation, product liability, and contract litigation matters discussed further in Part II, Item 1 below. Also included in professional fees for the third quarter and year to date 2005, are $0.2 million and $0.5 million, respectively, in fees associated with the implementation of the internal control requirements of Sarbanes-Oxley Section 404. The increase in public relations and travel activities are associated with the Company’s continuing efforts to educate the public in regard to the safety and efficacy of its products. Increases in salaries and benefits relate to the Company building its’ infrastructure to support its’ business.
Research and Development Expenses. Research and development expenses increased $256,000, or 243%, to $361,000 for the third quarter of 2005 compared to $105,000 for the third quarter of 2004. Research and development expenses increased $480,000, or 77%, to $1.1 million for the year to date 2005 compared to $623,000 for the year to date 2004. These increases are due to higher headcounts, medical research and supplies to support the Company’s continuing efforts to develop new products such as a projectile weapon platform and the TASER Anti Personnel Munition (TAPM).

Interest Income. Interest income increased $219,000 to $307,000 for the third quarter of 2005 compared to $88,000 for the third quarter of 2004. Interest income increased $669,000 to $853,000 for the year to date 2005 compared to $184,000 for the year to date 2004. These increases in interest income resulted from higher cash reserves invested in higher yielding investments. The Company had cash, cash equivalents and investment balances of $42.7 million at September 30, 2005 compared to $41.5 million at September 30, 2004. In addition, the Company’s cash and investment accounts earned interest at an approximate rate of 2.8% and 2.5% during the third quarter and year to date 2005 compared to 0.9% and 0.8% during the third quarter and year to date 2004.
Income Taxes. The provision for income tax decreased $3.4 million to $555,000 for the third quarter of 2005 compared to $4.0 million for the third quarter of 2004. The provision for income tax decreased $8.1 million to $1.0 million for the year to date 2005 compared to $9.1 million for the year to date 2004. These decreases were the result of lower income before taxes for both the third quarter and year to date 2005. The effective income tax rate for the third quarter and year to date 2005 was 62.7% and 50.7%, respectively, compared to 39.4% and 39.1%, respectively, for the third quarter and year to date 2004. The increases in the effective tax rates for 2005 are the result of increases in expenses that are not deductible for tax purposes along with the decline in taxable income.
For the year to date 2005, we received approximately $1.3 million of tax benefits from the exercise of stock options and subsequent sale of the underlying stock compared to $12.5 million for the year to date 2004. The net deferred tax asset as of September 30, 2005 totaled $26.7 million compared to $26.4 million at December 31, 2004.
Net Income. Net income decreased $5.8 million to $0.3 million for the third quarter of 2005 compared to $6.1 million for the third quarter of 2004. Net income decreased $13.2 million to $1.0 million for the year to date 2005 compared to $14.2 million for the year to date 2004. The decreases in net income resulted primarily from the decline in sales volume for the quarter and year to date, and increased spending for selling, general and administrative expenses. Income per basic share declined to $0.01 for the third quarter of 2005 and $0.02 for the year to date 2005 compared to $0.11 for the third quarter of 2004 and $0.25 for the year to date 2004. Income per diluted share also declined to $0.01 per share for the third quarter and year to date 2005 compared to $0.09 for the third quarter of 2004 and $0.23 for the year to date 2004. Income per basic share calculations were based on weighted average shares outstanding of 61,385,863 for the third quarter of 2005 and 57,954,454 for the third quarter of 2004. Income per basic share calculations were based on weighted average shares outstanding of 61,266,387 for the year to date 2005 and 56,309,278 for the year to date 2004. Income per diluted share calculations were based on weighted average shares outstanding of 63,694,740 for the third quarter of 2005 and 64,541,234 for the third quarter of 2004. Income per diluted share calculations were based on weighted average shares outstanding of 63,951,621 for the year to date 2005 and 62,912,386 for the year to date 2004. All share and per share amounts have been retroactively restated for the two stock splits executed in the second and fourth quarters of 2004.
Liquidity and Capital Resources
Liquidity. As of September 30, 2005, the Company had working capital of $34.3 million compared to working capital of $51.1 million at December 31, 2004. The decrease in working capital was primarily due to a shift in our investments from short-term to long-term which was made to take advantage of the higher yields on the longer- term investments, a reduction in the current portion of the deferred tax asset to reflect the expected use of net operating loss carry forwards in the next twelve months, and the decrease in accounts receivable resulting from lower sales levels for the third quarter of 2005 compared to the fourth quarter of 2004. A portion of the short-term investments were also converted to cash and cash equivalents to give the Company more cash on hand to meet cash flow needs. The decreases in short-term investments, current deferred tax asset and accounts receivable were partially offset by an increase in inventory and a decline in accounts payable. The increase in inventory is a result of purchasing and production levels in excess of demand. The decline in accounts payable is a reflection of the timing of payments.
During the nine months ended September 30, 2005, we used $0.4 million of cash in operations compared to the $22.3 million generated from operations for the same period in 2004. The decrease in cash provided by operations was primarily due to the decrease in net income from $14.2 million for the nine months ended September 30, 2004 to $1.0 million for the same period in 2005. Further, the Company realized reduced tax payments attributable to the exercise of stock options of $8.5 million for the nine months ended September 30, 2004 compared to $1.0 million for the same period in 2005, due to the lower income before taxes for the year to date 2005.
We generated $2.3 million of cash from investing activities during the nine months ended September 30, 2005, compared to $18.9 million of cash used in investing activities for the same period in 2004. The proceeds from investments which matured in the nine months ended September 30, 2005 of $36.7 million were partially offset by the purchase of other investments of $27.0 million and $7.4 million of investments in property and equipment. Of the funds invested in property and equipment for the year to date 2005, $5.3 million was used for the construction of our new 100,000 square foot manufacturing and corporate headquarters facility in Scottsdale, Arizona, $0.9 million was used for improvements in production equipment, and $1.1 million was used to purchase and install new computer equipment and software, including investments associated with a new ERP system.

During the nine months ended September 30, 2005, we generated $0.5 million of cash from financing activities, compared to $9.5 million generated from financing activities for the same period in 2004. The $0.5 million of cash generated from financing activities for the year to date 2005 was driven by proceeds from stock options exercised, compared to $7.3 million of proceeds of stock options exercised in the same period of 2004. Cash generated from the exercise of warrants was $2.5 million for the year to date 2004. All unexercised public warrants expired in 2004, so there was not any cash generated from the exercise of warrants for the year to date 2005. The Company paid off its notes payable of $250,000 in 2004.
CapitalResources. On September 30, 2005, the Company had cash and investments of $42.7 million and no debt outstanding. At September 30, 2005, the Company had no remaining purchase commitments to complete the construction of its new manufacturing and headquarters facility in Scottsdale, Arizona.
We negotiated a revolving line of credit on July 13, 2004, through a domestic bank. The total availability on the line is $10 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on July 13, 2006 and requires monthly payments of interest only. At September 30, 2005, there was a calculated availability of $5.9 million based on the defined borrowing base, which is based on the Company’s eligible accounts receivable and inventory. However, there was no outstanding balance under the line of credit at September 30, 2005, and no borrowings under the line as of the date of the filing of this Form 10-Q.
Commitments and Contingencies. The following table outlines our future contractual financial obligations, in thousands, as of September 30, 2005:

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Operating Leases	$209	$96	$106	$8	$—
Capital Leases	—	—	—	—	—

Total contractual cash obligations	$209	$96	$106	$8	$—

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that because the material weaknesses in internal control over financial reporting described below have not yet been remediated, our disclosure controls and procedures were ineffective as of September 30, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Restatement of Previously Issued Financial Statements
On November 14, 2005, we concluded that our financial statements at March 31, 2005 and June 30, 2005 and for the periods then ended, included in our Form 10-Qs for the periods ended March 31, 2005 and June 30, 2005, respectively, should no longer be relied upon due to an error in those financial statements which resulted from the incorrect accrual of legal and other professional fees for those periods. Beginning in the first quarter of 2005, we experienced a significant increase in outside legal and other professional expenses. We determined that our internal controls surrounding the recording of legal and professional fees in the appropriate accounting period were not operating effectively. Certain of the invoices relating to the work performed were not received by our accounting department until after we had closed our books and reported our financial results for such periods due to delays on the part of third parties in delivering or communicating such invoices to us. As a result, certain invoices were recorded in the incorrect period. Correction of these errors will result in shifting of expenses among the first three quarters of 2005 with expenses increasing in the first quarter of 2005 and decreasing in the second quarter of 2005 from the figures included in the previously filed Form 10-Qs. There is a corresponding decrease/increase in net income for the first and second quarters resulting from the change in expenses. The restatement will have no impact on revenues for the periods. Amended Forms 10-Q for the quarters ended March 31, 2005 and June 30, 2005 will be filed to reflect the restatement.
The restatement also had the effect of decreasing our legal and professional fees for the third quarter of 2005. Total sales, general and administration expenses for the third quarter of 2005 decreased from the $7.0 million previously reported by us on October 26, 2005 to $6.9 million. The year to date 2005 sales, general and administration expenses decreased from the $19.8 million previously reported on October 26, 2005 to $19.7 million. Our net income for the third quarter of 2005 increased by $59,000 from the number previously reported on October 26, 2005 to $0.3 million. Net income for year to date 2005 increased from the $0.9 million previously reported on October 26, 2005 to $1.0 million.

With respect to the restatement described above, we have determined that the errors resulted from an inadequate control over the accounting for our legal and other professional fees and under standards established by the Public Company Accounting Oversight Board constituted a “material weakness” in our internal control over financial reporting. We have consulted with and advised our Audit Committee of our Board of Directors of our determination.
In response to the deficiencies which resulted in the “material weakness” described above, our management took actions to enhance the operation and effectiveness of our internal controls and procedures to ensure that we properly account for our legal and other professional fees in the appropriate financial reporting period. These actions included reviewing each of the invoices submitted by firms that provided legal and other professional services to us and contacting outside legal and professional firms to obtain copies of any invoice which had not been already paid to ensure that such amounts were recorded in the proper financial reporting period. In addition, we are currently implementing additional accounting controls such as setting up a special email account for legal bills, preparing detailed analysis of legal and professional spending which will be reviewed monthly, and sending out quarterly confirmations to outside legal firms to confirm balances owed for billed and unbilled services to help ensure that any such legal and other professional fees incurred in the future are properly recorded in the appropriate fiscal period. As of the date of the filing of this Form 10-Q, certain of our remediation efforts were still being implemented.
We also identified another “material weakness” in our internal control over financial reporting in that we do not have adequate resources in accounting and financial statement preparation particularly with respect to financial statement footnote preparation. In response to this deficiency, we plan to engage additional resources to assist with such activities. We do not believe that this deficiency resulted in any material errors in the reporting of our results of operations but we concluded that there was more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected in the future. We have consulted with and advised our Audit Committee of our Board of Directors of our determination of this material weakness. As of the date of this filing of this Form 10-Q, our remediation efforts were still being implemented.
Changes in internal control over financial reporting. There has not been any change in our internal control over financial reporting during our quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described above.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Securities Class Action Litigation
On January 10, 2005, a securities class action lawsuit was filed in the United States District Court for the District of Arizona against the Company and certain of its officers and directors, captioned Malasky v. TASER International, Inc., et al., Case No. 2:05 CV 115. Since then, numerous other securities class action lawsuits were filed against the Company and certain of its officers and directors. The majority of these lawsuits were filed in the District of Arizona. Four actions were filed in the United States District Court for the Southern District of New York and one in the Eastern District of Michigan. The New York and Michigan actions were transferred to the District of Arizona. The cases were consolidated, and the court appointed a lead plaintiff and lead counsel. The lead plaintiff filed a consolidated amended complaint. Defendants filed a motion to dismiss the consolidated amended complaint for failure to state a claim.
The consolidated amended complaint asserts claims on behalf of the purchasers of the Company’s stock from May 29, 2003 to January 11, 2005. The consolidated amended complaint alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, promulgated thereunder, and seek unspecified monetary damages and other relief against all defendants. The consolidated amended complaint allege generally that the Company and the individual defendants made false or misleading public statements regarding, among other things, the safety of the Company’s products and the Company’s ability to meet its sales goals, including the validity of a $1.5 million sales order with one of the Company’s distributors in the fourth quarter of 2004. The consolidated complaint also alleges that product defects were leading to excessive product returns by customers. We intend to defend these lawsuits vigorously; however, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability and damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.
Shareholder Derivative Litigation
On January 11, 2005, a shareholder derivative lawsuit was filed in the United States District Court for the District of Arizona purportedly on behalf of the Company and against certain of its officers and directors, captioned Goldfine v. Culver, et al., Case No. 2:05 CV 123. Since then, five other shareholder derivative lawsuits were filed in the District of Arizona, two shareholder derivative lawsuits were filed in the Arizona Superior Court, Maricopa County, and one shareholder derivative lawsuit was filed in the Delaware Chancery Court. On February 9, 2005, the shareholder derivative actions pending in federal court were consolidated into a single action in the United States District Court for the District of Arizona under the caption, In re TASER International Shareholder Derivative Litigation, Case No. 2:05 CV 123. On May 13, 2005, plaintiffs in the consolidated federal derivative action filed a consolidated amended complaint. Defendants filed motions to dismiss the consolidated amended complaint on August 19, 2005. The derivative actions in Arizona state court were consolidated and plaintiffs filed a consolidated complaint. Plaintiffs in the Arizona state court action and the Delaware action agreed to stay those actions pending resolution of the consolidated federal derivative action.
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

Securities and Exchange Commission Investigation
In December 2004, the Company was informed that the staff of the Securities and Exchange Commission had commenced an informal inquiry concerning the Company’s public statements regarding the safety and performance of the Company’s products, certain disclosure issues and the accounting for certain transactions. The Company voluntarily provided documents and information to the SEC staff. In August 2005, the Company was informed that the staff of the SEC had initiated a formal investigation regarding the Company’s disclosures concerning the medical safety of its products; the accounting and disclosure of certain transactions; and the unauthorized acquisition of confidential information from the Company by persons outside the Company for the possible purpose of manipulating the Company’s stock. The Company provided additional information at the request of the SEC staff. In December 2005, the SEC staff advised the Company that it had completed its investigation into the Company’s disclosures concerning the medical safety of the Company’s products; and into the accounting and disclosure issues. The SEC staff further advised the Company that it had determined that at the present time it will not recommend that the Commission institute any enforcement proceedings as to any of these matters. The Staff also advised the Company that it is continuing to investigate issues relating to trading in the Company’s stock.
Contract Litigation
In March 2000, Thomas N. Hennigan, a sales representative for the Company’s products from late 1997 through early 2000, sued the Company and certain of its shareholders in the United States District Court, Southern District of New York. The Company previously sued him in February 2000 in the United States District Court for the District of Arizona, but had not served him. After the New York case was dismissed in February 2001 for lack of personal jurisdiction, Mr. Hennigan brought a counterclaim in the United States District Court for the District of Arizona. Mr. Hennigan claims the exclusive right to sell the Company’s products to many of the largest law enforcement, corrections, and military agencies in the United States. He sought monetary damages that may amount to as much as $400 million against us allegedly arising in connection with his alleged service to the Company as a distributor. His claims rest on theories of our failure to pay commissions, breach of contract, promissory estoppel, breach of fiduciary duty, and on related theories. No written contract was ever signed with Mr. Hennigan. The Company believes that he has no reasonable basis for claims based on informal or implied contractual rights and will be unable to prove his damages with reasonable certainty. Mr. Hennigan died in April 2001 and the case is now being prosecuted by his estate. On May 24, 2002, H.A. Russell was permitted to proceed as an additional defendant-counterclaimant. The Company filed various motions in November 2002 for partial summary judgment including a motion to dismiss his claims. On September 30, 2003, the Court issued an order granting the Company’s motion for partial summary judgment to dismiss Mr. Russell’s claims and struck Hennigan’s jury demand. On April 14, 2004, the Court issued an opinion partially granting the Company’s motion for partial summary judgment on certain joint venture, post-termination, post-death and exclusivity claims. A pretrial conference was held on July 28, 2005 and the trial started on August 31, 2005. At the conclusion of Hennigan’s case in chief, the Company made a motion to dismiss Hennigan’s case. The court issued a briefing schedule on the Company’s motion and the trial was suspended pending the court’s decision on the Company’s motion.
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
Other Class Action Litigation
In August 2005, the Company was served with a summons and complaint in the matter of Village of Dolton v. TASER International in which the Plaintiff alleges that defendant misled the plaintiff about the safety of the TASER device when they purchased the TASER device and are seeking damages. The plaintiff is seeking to certify the lawsuit as a class action. The Company has filed an answer to the complaint and a motion to dismiss. In October 2005, the Company filed a declaration of the former chief of police for the Village of Dolton which refutes many of the allegations made in the complaint and the Company filed a motion for sanctions. In October 2005, the Court issued an order partially granting the Company’s Motion to Dismiss, and denied the balance of the motions. The case is now moving forward with discovery.
Product Liability Litigation
The Company is currently named as a defendant in 44 lawsuits in which the plaintiffs alleged either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers or during training exercises. One of these cases has been dismissed by summary judgment order, but is on appeal. In addition, six other cases have been dismissed and are not included in this number. With respect to each of these pending 44 cases, the table below lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. This table also lists those cases which were dismissed during the most recent fiscal quarter. In each of the pending lawsuits, the plaintiff is seeking monetary damages from the Company. In one case the plaintiff is seeking injunctive relief in addition to monetary damages. The defense of each of these lawsuits has been submitted to our insurance carriers that maintained insurance coverage during these applicable periods and we continue to maintain product liability insurance coverage with varying limits and deductibles. The Company’s product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $250,000 in per incident deductibles. The Company is defending each of these lawsuits vigorously. Although the Company does not expect the outcome in any individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability and damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status
Alvarado	4/2003	CA Superior Court	Wrongful Death	Discovery Phase
City of Madera	6/2003	CA Superior Court	Wrongful Death	Dismissed by Summary Judgment Appeal Pending
Borden	9/2004	US District Court, SD IN	Wrongful Death	Dismissed with Prejudice
Thompson	9/2004	MI Circuit Court	Wrongful Death	Discovery Phase
Pierson	11/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
Glowczenski	10/2004	US District Court, ED NY	Wrongful Death	Case Stayed
LeBlanc	12/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
M. Elsholtz	12/2004	TX District Court	Wrongful Death	Discovery Phase
Madrigal	5/2005	AZ Superior Court	Wrongful Death	Dismissed with Prejudice
Washington	5/2005	US District Court, ED CA	Wrongful Death	Discovery Phase
Clark	5/2005	US District Court, ND TX	Wrongful Death	Dismissed with Prejudice
Sanders	5/2005	US District Court ED CA	Wrongful Death	Discovery Phase
Fleming	5/2005	US District Court ED LA	Wrongful Death	Discovery Phase
Woolfolk	6/2005	US District Court MD FL	Wrongful Death	Discovery Phase
Nowell	8/2005	US District Court ND TX	Wrongful Death	Motion to Dismiss Filed
Graff	9/2005	AZ Superior Court	Wrongful Death	Discovery Phase
Holcomb	9/2005	US District Court, ND OH	Wrongful Death	Discovery Phase
Tucker	10/2005	US District Court, NV	Wrongful Death	Complaint Served
Hammock	10/2005	District Court, Tarrant County, TX	Wrongful Death	Discovery Phase
Heston	11/2005	US District Court, ND CA	Wrongful Death	Complaint Served
A. Elsholtz	10/2005	TX District Court	Wrongful Death	Complaint Served
Rosa	11/2005	US District Court, ND CA	Wrongful Death	Complaint Served
Gosserand	11/2005	US District Court ED LA	Wrongful Death	Complaint Served
O’ Donnell/Hasse	11/2005	Circuit Court, Cook County, IL	Wrongful Death	Complaint Served
Yeagley	11/2005	Hillsborough County Circuit Court, FL	Wrongful Death	Complaint Served
Neal-Lomax	12/2005	US District Court, NV	Wrongful Death	Complaint Served
Williams	12/2005	Gwinnett County State Court, GA	Wrongful Death	Complaint Served
Kerchoff	6/2004	US District Court, ED MI	Training Injury	Dismissed, Refiled
Powers	11/2003	AZ Superior Court	Training Injury	At Trial
Cook	8/2004	NV District Court	Training Injury	Discovery Phase
Stevens	10/2004	OH Court Common Pleas	Training Injury	Discovery Phase
Eckenroth	11/2004	AZ Superior Court	Training Injury	Dismissed with Prejudice
Lipa	2/2005	MI Circuit Court	Training Injury	Discovery Phase
Dimiceli	3/2005	FL Circuit Court	Training Injury	Discovery Phase
Collins	5/2005	AZ Superior Court	Training Injury	Dismissed
Allen	5/2005	AZ Superior Court	Training Injury	Discovery Phase
J.J.	7/2005	FL Circuit Court	Training Injury	Complaint Served
J.B.	7/2005	FL Circuit Court	Training Injury	Complaint Served
Howard	8/2005	AZ Superior Court	Training Injury	Complaint Served
Wagner	8/2005	AZ Superior Court	Training Injury	Complaint Served
Gerdon	8/2005	AZ Superior Court	Training Injury	Complaint Served
Gallant	8/2005	AZ Superior Court	Training Injury	Complaint Served
Herring	8/2005	Circuit Court of City of St. Louis, MO	Training Injury	Complaint Served
Stewart	10/2005	Circuit Court for Broward County, FL	Training Injury	Complaint Served
Cosby	8/2004	US District Court, SD NY	Injury During Arrest	Summary Judgement Motion Being Filed
Blair	3/2005	US District Court, MD NC	Injury During Detention	Summary Judgement Motion Filed Awaiting Ruling
Lewis	7/2005	US District Court Tal FL	Injury During Arrest	Complaint Served
Lash	8/2005	US District Court ED MO	Injury During Arrest	Complaint Served, motion to dismiss filed
Games	8/2005	Circuit Court, Multnomah County, OR	Injury During Arrest	Complaint Served
Bynum	10/2005	US District Court SD NY	Injury During Arrest	Complaint Served
Other Litigation
In January 2005, the Company filed litigation in U.S. District Court for the Western District of North Carolina against Stinger Systems, Inc. and Robert Gruder alleging false advertising and a violation of the Lanham Act. The defendants have filed a counterclaim against the Company alleging defamation. This case is in the discovery phase and no trial date has been set.
In February 2005, the Company filed litigation in Superior Court for Maricopa County, Arizona against its former patent attorney, Thomas G. Watkins III, alleging breach of fiduciary duty and estoppel arising out of ownership and inventorship claims Mr. Watkins has made against two patents he filed for the Company for certain technology utilized in the TASER X26 product. This case is in the discovery phase and no trial date has been set.

In July 2005, the Company filed a lawsuit in Superior Court for Maricopa County against Gannett Co., Inc., parent company of the USA Today Newspaper and the Arizona Republic, for libel, false light invasion of privacy, injurious falsehood and tortuous interference with business relations. The complaint alleges that the defendants published an article in the USA Today Newspaper on June 3, 2005 which was grossly incorrect and completely misrepresented the facts by overstating the electrical output of the TASER X26 by a factor of 1 million. The complaint also asserts that the defendants engaged in the ongoing publication of misleading articles related to the safety of TASER products, resulting in substantial economic damages to TASER International, its customers and its shareholders. The court recently dismissed the count of false light invasion of privacy. The case is in the discovery phase and no trial date has been set.
In November 2005, the company filed a lawsuit in Marion County Circuit Court, Indiana against James Ruggieri for defamation, product disparagement, intentional interference with a business relationship, Lanham Act violations and tortuous, affecting the fairness and integrity as adverse third-party witness. This case is entering the discovery phase and no trial date has been set.
We intend to pursue and defend the foregoing lawsuits vigorously; however, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability and damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.

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

TASER INTERNATIONAL, INC.
(Registrant)

Date: December 20, 2005	/s/ Patrick W. Smith

Patrick W. Smith,
Chief Executive Officer
(Principal Executive Officer)

Date: December 20, 2005	/s/ Daniel M. Behrendt

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