Form 10-Q/A
period 2005-03-31
TASER INTERNATIONAL INC
filed 2006-01-13
CIK 1069183

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-Q of TASER International, Inc. for the quarter ended March 31, 2005 is being filed to reflect a restatement of our financial statements for the quarter ended March 31, 2005 included in our Quarterly Report on Form 10-Q filed on May 23, 2005 (the “Original Report”). The purpose of the restatement is to correct an error in those financial statements which resulted from the incorrect accrual of legal and professional fees and other expenses for that period. Beginning in the first quarter of 2005, we experienced a significant increase in outside legal and other professional expenses. We determined that our internal controls surrounding the recording of legal and professional fees in the appropriate accounting period were not operating effectively. Certain of the invoices relating to the work performed were not received by our accounting department until after we had closed our books and reported our financial results for such periods due to delays on the part of third parties in delivering or communicating such invoices to us. As a result, certain invoices were recorded in the incorrect period. Correction of these errors resulted in the shifting of expenses among the first three quarters of 2005 with expenses increasing in the first quarter of 2005 and decreasing in the second quarter of 2005 from the figures included in the previously filed Form 10-Qs. There was a corresponding decrease/increase in net income for the first and second quarters resulting from the change in expenses. The restatement had no impact on revenues for the periods. See Note 14 included in “Item 1. Financial Statements” and “Item 4. Controls and Procedures” included in this Form 10-Q for additional information regarding the restatement. References herein to the Form 10-Q refer to our Original Report, as amended by this Amendment No. 1.
Except for matters related to the aforementioned restatement and for changes to financial statement footnotes 1, 4, 7 and 12 made in connection with the material weakness described in Item 4 of this Form 10-Q regarding our resources in accounting and financial statement preparation, this Amendment No. 1 does not modify or update other disclosures in the Original Report, including the nature and character of such disclosure to reflect events occurring after the filing date of the Original Report. While we are amending only certain portions of our Form 10-Q, for convenience and ease of reference, we are filing the entire Form 10-Q. Accordingly, this Form 10-Q should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the Original Report.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TASER INTERNATIONAL, INC.
BALANCE SHEETS
March 31, 2005 and December 31, 2004
(UNAUDITED)

	March 31, 2005	December 31, 2004
	(As restated see Note 14)
Assets
Current Assets
Cash and cash equivalents	$18,439,045	$14,757,159
Short-term investments	4,044,760	17,201,477
Accounts receivable, net	2,759,096	8,460,112
Inventory	8,911,768	6,840,051
Prepaids and other assets	1,599,066	1,639,734
Income tax receivable	52,973	52,973
Current deferred income tax asset	8,694,864	11,083,422

Total Current Assets	44,501,572	60,034,928
Long-term investments	25,555,325	18,071,815
Property and Equipment, net	19,554,581	14,756,512
Deferred income tax asset	18,880,473	15,310,207
Intangible assets, net	1,286,146	1,279,116

Total Assets	$109,778,097	$109,452,578

Liabilities and Stockholders’ Equity

Current Liabilities
Current portion of capital lease obligations	$1,870	$4,642
Accounts payable and accrued liabilities	7,681,643	8,827,132
Customer deposits	149,812	102,165

Total Current Liabilities	7,833,325	8,933,939
Deferred Revenue	620,715	607,856

Total Liabilities	8,454,040	9,541,795

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common Stock, $0.00001 par value per share; 200 million shares authorized; 61,304,677 and 60,992,156 shares issued and outstanding at March 31, 2005 and December 31, 2004	613	609
Additional Paid-in Capital	77,302,995	75,850,810
Retained Earnings	24,020,449	24,059,364

Total Stockholders’ Equity	101,324,057	99,910,783

Total Liabilities and Stockholders’ Equity	$109,778,097	$109,452,578

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF INCOME
For the three months ended March 31, 2005 and 2004
(UNAUDITED)

	For the Three Months Ended
	March 31, 2005	March 31, 2004
	(As restated see Note 14)

Net Sales	$10,204,161	$13,136,553

Cost of Products Sold:
Direct manufacturing expense	3,110,206	3,172,522
Indirect manufacturing expense	1,417,819	1,359,979

Total Cost of Products Sold	4,528,025	4,532,501

Gross Margin	5,676,136	8,604,052

Sales, general and administrative expenses	5,590,100	2,569,288
Research and development expenses	347,363	267,095

(Loss) Income from Operations	(261,327)	5,767,669

Interest income	198,875	40,005
Interest expense	(88)	(932)
Other income (expense), net	(375)	297

(Loss) income before income taxes	(62,915)	5,807,039
(Credit) provision for income tax	(24,000)	2,256,000

Net (Loss) Income	$(38,915)	$3,551,039

Income per common and common equivalent shares
Basic	$0.00	$0.07
Diluted	$0.00	$0.06

Weighted average number of common and common equivalent shares outstanding
Basic	61,101,125	52,732,944
Diluted	63,948,784	60,100,316

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL INC.
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2005 and 2004
(UNAUDITED)

	For the Three Months Ended
	March 31, 2005	March 31, 2004
	(As restated see Note 14)
Cash Flows from Operating Activities:
Net (loss) income	$(38,915)	$3,551,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266,777	121,700
Provision for doubtful accounts	—	40,082
Provision for warranty	71,932	267,146
Compensatory stock options	—	326,159
Deferred income taxes	(85,556)	594,554
Stock option tax benefit	70,072	1,661,446
Change in assets and liabilities:
Accounts receivable	5,701,016	(2,203,138)
Inventory	(2,071,717)	(774,418)
Prepaids and other assets	40,668	62,014
Accounts payable and accrued liabilities	(2,594,037)	148,138
Customer deposits	47,647	(76,306)

Net cash provided by operating activities	1,407,887	3,718,416

Cash Flows from Investing Activities:
Purchases of investments	(12,511,725)	—
Proceeds from investments	18,184,932	—
Purchases of property and equipment	(3,665,590)	(502,884)
Purchases of intangible assets	(16,811)	—

Net cash provided by (used in) investing activities	1,990,806	(502,884)

Cash Flows from Financing Activities:
Payments under capital leases	(2,772)	(6,302)
Payments on notes payable	—	(250,000)
Proceeds from warrants exercised	—	2,242,952
Proceeds from options exercised	285,965	3,623,123

Net cash provided by financing activities	283,193	5,609,773

Net Increase in Cash and Cash Equivalents	3,681,886	8,825,305
Cash and Cash Equivalents, beginning of period	14,757,159	15,878,326

Cash and Cash Equivalents, end of period	$18,439,045	$24,703,631

Supplemental Disclosure:
Cash paid for interest	$88	$918
Non Cash Transactions–
Increase to deferred tax asset related to tax benefits, realized from the exercise of stock options (with a related increase to additional paid in capital of $1,166,224 and $8,880,898)	$1,096,152	$7,219,452
Increase to property and equipment with a corresponding increase in accounts payable	$1,389,475	$—

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

Further, since late 2004, as a result of on-going negative press coverage and increased litigation concerning the Company’s products and their use, the Company has experienced a decline in sales and profits for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. In particular, these events have resulted in longer sales cycles and delays in orders from prospective customers. The Company has also experienced significant increases in selling, general and administrative expenses for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 as additional resources have been devoted to legal, public relations and consulting activities. The Company’s deferred tax asset includes $26.0 million in net operating loss carryforwards. The amount of the deferred tax asset realizeable could be reduced if future taxable income is not sufficient to utilize the loss carryforwards before their expiration, as discussed in Note 7 below.

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

At March 31, 2005, the Company had unrealized losses attributable to its investments which aggregated approximately $306,000. These unrealized losses have not been recorded as the investments are held to maturity. None of the investments have been in an unrealized loss position for more than twelve months.

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

	Earnings Per Share
	For the Three Months Ended
	March 31, 2005	March 31, 2004
	(As restated see Note 14)
Numerator for basic and diluted earnings per share
Net (Loss) Income	$(38,915)	$3,551,039

Denominator for basic earnings per share — weighted average shares outstanding	61,101,125	52,732,944
Dilutive effect of shares issuable under stock options outstanding	2,847,659	7,367,372

Denominator for diluted earnings per share — adjusted weighted average shares	63,948,784	60,100,316

Net Income per common share
Basic	$0.00	$0.07
Diluted	$0.00	$0.06

For the three months ended March 31, 2005, the effects of 268,494 stock options were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive and decreased the loss per share. For the three months ended March 31, 2004, there were no options that would have been anti-dilutive.

NOTE 7 – INCOME TAXES

The deferred income tax asset at March 31, 2005 is comprised primarily of a net operating loss carryforward, which resulted from the compensation expense the Company recorded, for income tax purposes, when employees exercised stock options. For the three months ended March 31, 2005, the Company recognized additional tax benefits related to stock option transactions totaling $1,166,224 of which $70,072 was used to offset income taxes otherwise payable and $1,096,152 was recorded as an increase in the deferred tax asset. For the three months ended March 31, 2004, the Company recognized tax benefits related to these stock transactions totaling $8,880,898 of which $1,661,446 was used to offset federal income taxes otherwise payable, and $7,219,452 was recorded as a deferred tax asset. The total tax benefit of $1,166,224 was credited to additional paid-in capital in 2005 and the total tax benefit of $8,880,898 was credited to additional paid-in capital in 2004. Additionally, warranty and inventory reserves, accrued vacation and other items have contributed to the deferred income tax asset.
The Company’s total current and long term deferred tax asset at March 31, 2005 is $27.6 million. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax asset may not be realized. The Company has determined that no such valuation allowance is necessary. The deferred tax asset reflects primarily the benefit of $26.0 million in loss carryforwards. Federal loss carryforwards expire in 2024 and state loss carryforwards expire in 2009. Realization of these loss carryforwards is dependent on the Company’s ability to generate sufficient taxable income to utilize the loss carryforwards. Although realization is not assured, management believes that the deferred tax asset will be utilized. However, the amount of the deferred tax asset realizable could be reduced if future taxable income is not sufficient to utilize the loss carryforwards before their expiration.

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

	For the Three Months Ended
	March 31, 2005	March 31, 2004
	(As restated see Note 14)
	(In thousands)
Net (Loss) Income, as reported	$(39)	$3,551
Add: Total stock-based compensation included in net income as reported	—	326
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(490)	(843)

Pro Forma Net (Loss) Income	$(529)	$3,034

Net (Loss) Income per common share:
Basic, as reported	$0.00	$0.07
Basic, pro forma	$(0.01)	$0.06
Diluted, as reported	$0.00	$0.06
Diluted, pro forma	$(0.01)	$0.05

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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) – Continued

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company charters an aircraft for business travel from Four Futures Corporation, which is wholly-owned by Thomas P. Smith, President of the Company, and his family. For the three months ended March 31, 2005, the Company incurred charter expenses of approximately $67,000 to Four Futures Corporation and Thomas P. Smith. Any personal use of the aircraft by Mr. Smith is billed to Four Futures Corporation for reimbursement. For the three months ended March 31, 2005, no expenses were billed to Four Futures Corporation for personal use of the aircraft. For the three months ended March 31, 2004, no expenses were incurred for Four Futures Corporation, and no expenses were billed to Four Futures Corporation for personal use of the aircraft. At March 31, 2005, the Company had an outstanding payable of approximately $67,000 to Four Futures Corporation and Thomas P. Smith, and no amounts due from Four Futures Corporation. The Company believes that the rates charged by Four Futures Corporation are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
The Company also charters an aircraft for business travel from Thundervolt, LLC, which is wholly owned by Patrick W. Smith, Chief Executive Officer of the Company, and Phillips W. Smith, Chairman of the Company’s Board. For the three months ended March 31, 2005, the Company incurred charter expenses of approximately $105,000 to Thundervolt, LLC. Any personal use of the aircraft by Patrick, Phillip or Thomas Smith is billed to Thundervolt, LLC, or directly to the individual, for reimbursement. For the three months ended March 31, 2005, the Company billed approximately $99,000 to Thundervolt, LLC, Patrick W. Smith, Phillips W. Smith and Thomas P. Smith for personal use of the aircraft. For the three months ended March 31, 2004, no expenses were incurred for Thundervolt, LLC, and no expenses were billed to Thundervolt, LLC for personal use of the aircraft. At March 31, 2005, the Company had no outstanding balance payable due to Thundervolt, LLC and $106,000 outstanding receivable from Thundervolt, LLC, Patrick W. Smith, Phillips W. Smith and Thomas P. Smith. The Company believes that the rates charged by Thundervolt, LLC are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
In November 2004, the Company established the TASER Foundation. The TASER Foundation is a 501(c)3 non-profit corporation and has made application to the IRS for tax exempt status. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Patrick W. Smith, Thomas P. Smith and Daniel M. Behrendt, all officers of the Company, also serve on the Board of Directors of the TASER Foundation. Over half of the initial $1 million endowment was contributed directly by TASER International, Inc. employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the three months ended March 31, 2005, the Company has incurred approximately $22,000 in such administrative costs. In addition, for the three months ended March 31, 2005, the Company had committed $125,000 to the TASER Foundation which was still payable at March 31, 2005.

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

NOTE 14 – RESTATEMENT

On November 14, 2005, we concluded that our financial statements at March 31, 2005 and for the period then ended, included in our Form 10-Q for the period ended March 31, 2005, should no longer be relied upon due to an error in those financial statements which resulted from the incorrect accrual of legal and professional fees and other expenses for that period. Beginning in the first quarter of 2005, we experienced a significant increase in outside legal and other professional expenses. We determined that our internal controls surrounding the recording of legal and professional fees in the appropriate accounting period were not operating effectively. Certain of the invoices relating to the work performed were not received by our accounting department until after we had closed our books and reported our financial results for such periods due to delays on the part of third parties in delivering or communicating such invoices to us. As a result, certain invoices were recorded in the incorrect period. Correction of these errors resulted in the shifting of expenses among the first three quarters of 2005 with expenses increasing in the first quarter of 2005 and decreasing in the second quarter of 2005 from the figures included in the previously filed Form 10-Qs. There was a corresponding decrease/increase in net income for the first and second quarters resulting from the change in expenses. The restatement had no impact on revenues for the periods.

The following changes have been made to the previously reported financial statements as of and for the quarter ended March 31, 2005.

Balance Sheet:	March 31, 2005
	As Previously
	Reported	As Restated
Current deferrred income tax asset	$8,563,864	$8,694,864
Total current assets	44,370,572	44,501,572
Property and equipment, net	18,665,994	19,554,581
Total assets	108,758,510	109,778,097
Accounts payable and accrued liabilities	6,455,120	7,681,643
Total current liabilities	6,606,802	7,833,325
Total liabilities	7,227,517	8,454,040
Retained earnings	24,227,385	24,020,449
Total stockholders’ equity	101,530,993	101,324,057
Total liabilities and stockholders’ equity	108,758,510	109,778,097

Statement of Income:	For the Three Months Ended
	March 31, 2005
	As Previously
	Reported	As Restated
Sales, general and administrative expenses	$5,252,164	$5,590,100
Income (loss) from operations	76,609	(261,327)
Income (loss) before income taxes	275,021	(62,915)
Provision (credit) for income tax	107,000	(24,000)
Net income (loss)	168,021	(38,915)

Statement of Cashflow:	For the Three Months Ended
	March 31, 2005
	As Previously
	Reported	As Restated
Net income (loss)	$168,021	$(38,915)
Stock option tax benefit	201,072	70,072
Accounts payable and accrued liabilities	(2,931,973)	(2,594,037)
Non cash transactions —
Increase to deferred tax asset related to tax benefits, realized from the exercise of stock options	965,152	1,096,152
Increase to property and equipment with a corresponding increase in accounts payable	500,888	1,389,475

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

As discussed in Note 14 to the financial statements contained herein, our March 31, 2005 financial statements have been restated. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to that restatement.

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

Sales, General and Administrative Expenses. Sales, general and administrative expenses increased $3.0 million, or 118%, to $5.6 million for the first quarter of 2005 compared to $2.6 million for the first quarter of 2004. The increase in sales, general and administrative expenses is partially the result of the Company developing its infrastructure over the last year to support its business. Included in this increase in the first quarter of 2005 were significant increases in the Company’s legal and professional fees, salaries and benefits, travel expenses, liability insurance, and public relations. The increase in public relations activities is associated with the Company’s continuing efforts to educate the public in regard to the safety and efficacy of its products. Increases in legal fees relate to the Company’s defense costs in the product liability, contract and securities litigation discussed further in Part II, Item 1 below.

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

Income Taxes. The provision for income tax decreased $2.3 million to $(24,000) for the first quarter of 2005 compared to $2.3 million for the first quarter of 2004. This decrease was the result of the net loss before taxes for the first quarter of 2005. The effective income tax rate for the first quarter of 2005 was 38.1% compared to 38.8% for the first quarter of 2004.

During the first quarter of 2005, we received approximately $1.2 million of tax benefits from the exercise of stock options and subsequent sale of the underlying stock compared to $8.9 million for the first quarter of 2004. The net deferred tax asset as of March 31, 2005 totaled $27.6 million compared to $6.4 million at December 31, 2004.

Net (Loss) Income. Net income decreased $3.6 million to a loss of $39,000 for the first quarter of 2005 compared to net income of $3.6 million for the first quarter of 2004. The decrease in net income resulted primarily from the decline in sales volume for the quarter and the negative effect this had on the Company’s ability to leverage its fixed costs. Income per basic share decreased $0.07 to $0.00 in the first quarter of 2005 compared to $0.07 for the first quarter of 2004. Income per diluted share also decreased $0.06 to $0.00 per share in the first quarter of 2005 compared to $0.06 for the first quarter of 2004. Basic earnings per share calculations were based on weighted average shares outstanding of 61,101,125 for the first quarter of 2005 and 52,732,944 for the first quarter of 2004. Diluted earnings per share calculations were based on weighted average shares outstanding of 63,948,784 for the first quarter of 2005 and 60,100,316 for the first quarter of 2004. All share and per share amounts have been retroactively restated for the two stock splits executed in the second and fourth quarters of 2004.

Liquidity and Capital Resources

Liquidity. As of March 31, 2005, the Company had working capital of $36.7 million compared to working capital of $51.1 million at December 31, 2004. The decrease in working capital was primarily due to the decrease in accounts receivable resulting from lower sales levels in the first quarter of 2005 compared to the fourth quarter of 2004, a reduction in the current portion of the deferred tax asset to reflect the expected use of net operating loss carry forwards in the next twelve months, and a shift in our investments from short-term to long-term which was made to take advantage of the higher yields on the longer- term investments. A portion of the short-term investments were also converted to cash and cash equivalents to give the Company more cash on hand to meet cash flow needs. The decreases in accounts receivable and short-term investments were partially offset by increases in inventory. The increase in inventory was made to have adequate safety stock on hand when the Company relocated its operations in the beginning of April 2005 and to have sufficient inventory to meet anticipated future demand.

During the first quarter of 2005, we generated $1.4 million in cash from operations compared to the $3.7 million generated from operations in the same period in 2004. The decrease in cash provided by operations was primarily due to the decrease in net income from $3.6 million in the first quarter of 2004 to a loss of $39,000 in the first quarter of 2005. The Company realized tax benefits generated from the exercise and subsequent sale of stock options of $70,000 in the first quarter of 2005 compared to $1.7 million in the first quarter of 2004, due to the loss before taxes in the first quarter of 2005.

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

Capital Resources. On March 31, 2005, the Company had cash and investments of $48.0 million and no long term debt outstanding. At March 31, 2005, the Company has a purchase commitment of $0.8 million to complete the construction of its new manufacturing and headquarters facility in Scottsdale Arizona. The Company has adequate cash and short-term investments maturing to fund this commitment.

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

Commitments and Contingencies

The following table outlines our future contractual financial obligations, in thousands, as of March 31, 2005:

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Operating Leases	$172	$153	$19	$—	$—
Capital Leases	2	2	—	—	—
Purchase commitment for new headquarters facility	784	784	—	—	—

Total contractual cash obligations	$958	$939	$19	$—	$—

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

Restatement of Previously Issued Financial Statements

On November 14, 2005, we concluded that our financial statements at March 31, 2005 and June 30, 2005 and for the periods then ended, included in our Form 10-Qs for the periods ended March 31, 2005 and June 30, 2005, respectively, should no longer be relied upon due to an error in those financial statements which resulted from the incorrect accrual of legal and professional fees and other expenses for those periods. Beginning in the first quarter of 2005, we experienced a significant increase in outside legal and other professional expenses. We determined that our internal controls surrounding the recording of legal and professional fees in the appropriate accounting period were not operating effectively. Certain of the invoices relating to the work performed were not received by our accounting department until after we had closed our books and reported our financial results for such periods due to delays on the part of third parties in delivering or communicating such invoices to us. As a result, certain invoices were recorded in the incorrect period. Correction of these errors resulted in the shifting of expenses among the first three quarters of 2005 with expenses increasing in the first quarter of 2005 and decreasing in the second quarter of 2005 from the figures included in the previously filed Form 10-Qs. There was a corresponding decrease/increase in net income for the first and second quarters resulting from the change in expenses. The restatement had no impact on revenues for the periods.

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

In response to the deficiencies which resulted in the “material weakness” described above, our management took actions to enhance the operation and effectiveness of our internal controls and procedures to ensure that we properly account for our legal and other professional fees in the appropriate financial reporting period. These actions included reviewing each of the invoices submitted by firms that provided legal and other professional services to us and contacting outside legal and professional firms to obtain copies of any invoice which has not been already paid to ensure that such amounts were recorded in the proper financial reporting period. In addition, we are currently implementing additional accounting controls such as setting up a special email account for legal bills, preparing detailed analysis of legal and professional spending which will be reviewed monthly, and sending out quarterly confirms to outside legal firms to confirm balances owed for billed and unbilled services to help ensure that any such legal and other professional fees incurred in the future are properly recorded in the appropriate fiscal period. As of the date of the filing of this amended Form 10-Q, certain of our remediation efforts were still being implemented.

In December 2005, we also identified another “material weakness” in our internal control over financial reporting in that we do not have adequate resources in accounting and financial statement preparation particularly with respect to financial statement footnote preparation. In response to this deficiency, we plan to engage additional resources to assist with such activities. We do not believe that this deficiency resulted in any material errors in the reporting of our results of operations but we concluded that there was more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected in the future. We have consulted with and advised our Audit Committee of our Board of Directors of our determination of this material weakness. As of the date of this filing of this Form 10-Q, our remediation efforts were still being implemented.

In conjunction with our decision to restate our financial statements and the identification of the additional material weaknesses in our internal control over financial reporting related to accounting for our legal and other professional fees and our resources in accounting and financial statement preparation, we have reevaluated our disclosure controls and procedures, and our Chief Executive Officer and Chief Financial Officer have concluded that these controls were not effective as of March 31, 2005. Our Chief Executive Officer and Chief Financial Officer note that upon our discovery of the control deficiencies described above related to accounting for our legal and other professional fees and our resources in accounting and financial statement preparation, the matters were promptly reported to the appropriate officers of the Company, the Audit Committee of our Board of Directors and our independent registered public accounting firm and a Form 8-K was filed, as applicable, in a timely manner in accordance with our disclosure controls and procedures.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report on Form 10-Q/A (Amendment No. 1)to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC. (Registrant)

Date: January 13, 2006	/s/ Patrick W. Smith

Patrick W. Smith,
Chief Executive Officer (Principal Executive Officer)

Date: January 13, 2006,	/s/ Daniel M. Behrendt

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