Form 10-Q/A
period 2005-06-30
TASER INTERNATIONAL INC
filed 2006-01-13
CIK 1069183

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
EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-Q of TASER International, Inc. for the quarter ended June 30, 2005 is being filed to reflect a restatement of our financial statements for the quarter ended June 30, 2005 included in our Quarterly Report on Form 10-Q filed on August 12, 2005 (the "Original Report"). The purpose of the restatement is to correct an error in those financial statements which resulted from the incorrect accrual of legal and professional fees and other expenses for that period. Beginning in the first quarter of 2005, we experienced a significant increase in outside legal and other professional expenses. We determined that our internal controls surrounding the recording of legal and professional fees in the appropriate accounting period were not operating effectively. Certain of the invoices relating to the work performed were not received by our accounting department until after we had closed our books and reported our financial results for such periods due to delays on the part of third parties in delivering or communicating such invoices to us. As a result, certain invoices were recorded in the incorrect period. Correction of these errors resulted in the shifting of expenses among the first three quarters of 2005 with expenses increasing in the first quarter of 2005 and decreasing in the second quarter of 2005 from the figures included in the previously filed Form 10-Qs. There was a corresponding decrease/increase in net income for the first and second quarters resulting from the change in expenses. The restatement had no impact on revenues for the periods. See Note 14 included in "Item 1. Financial Statements" and "Item 4. Controls and Procedures" included in this Form 10-Q for additional information regarding the restatement. References herein to the Form 10-Q refer to our Original Report, as amended by this Amendment No. 1.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TASER INTERNATIONAL, INC.
BALANCE SHEETS
June 30, 2005 and December 31, 2004
(UNAUDITED)

	June 30, 2005	December 31, 2004
	(As restated see Note 14)
Assets
Current Assets
Cash and cash equivalents	$16,461,623	$14,757,159
Short-term investments	2,006,782	17,201,477
Accounts receivable, net	6,525,683	8,460,112
Inventory	9,162,411	6,840,051
Prepaids and other assets	1,372,913	1,639,734
Income tax receivable	56,966	52,973
Current deferred income tax asset	10,533,116	11,083,422

Total Current Assets	46,119,494	60,034,928
Long-term investments	25,535,643	18,071,815
Property and Equipment, net	20,845,506	14,756,512
Deferred income tax asset	16,600,142	15,310,207
Intangible assets, net	1,298,859	1,279,116

Total Assets	$110,399,644	$109,452,578

Liabilities and Stockholders’ Equity

Current Liabilities
Current portion of capital lease obligations	$—	$4,642
Accounts payable and accrued liabilities	7,381,800	8,827,132
Customer deposits	209,853	102,165

Total Current Liabilities	7,591,653	8,933,939
Deferred Revenue	650,808	607,856

Total Liabilities	8,242,461	9,541,795

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common Stock, $0.00001 par value per share; 200 million shares authorized; 61,332,516 and 60,992,156 shares issued and outstanding at June 30, 2005 and December 31, 2004	613	609
Additional Paid-in Capital	77,473,547	75,850,810
Retained Earnings	24,683,023	24,059,364

Total Stockholders’ Equity	102,157,183	99,910,783

Total Liabilities and Stockholders’ Equity	$110,399,644	$109,452,578

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF INCOME
For the three and six months ended June 30, 2005 and 2004
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(As restated see Note 14)		(As restated see Note 14)

Net Sales	$13,206,659	$16,322,007	$23,410,820	$29,458,561

Cost of Products Sold:
Direct manufacturing expense	3,525,670	4,105,537	6,635,876	7,278,059
Indirect manufacturing expense	1,219,342	1,354,247	2,637,161	2,714,227

Total Cost of Products Sold	4,745,012	5,459,784	9,273,037	9,992,286

Gross Margin	8,461,647	10,862,223	14,137,783	19,466,275

Sales, general and administrative expenses	7,240,994	3,359,395	12,831,094	5,928,683
Research and development expenses	395,541	212,910	742,904	480,005

Income from Operations	825,112	7,289,918	563,785	13,057,587

Interest income	347,837	55,118	546,712	93,786
Interest expense	(15)	(392)	(103)	—
Other income (expense), net	(59,360)	5,788	(59,735)	6,085

Income before income taxes	1,113,574	7,350,432	1,050,659	13,157,458
Provision for income tax	451,000	2,860,000	427,000	5,116,000

Net Income	$662,574	$4,490,432	$623,659	$8,041,458

Income per common and common equivalent shares
Basic	$0.01	$0.08	$0.01	$0.14
Diluted	$0.01	$0.07	$0.01	$0.13

Weighted average number of common and common equivalent shares outstanding
Basic	61,319,959	57,558,688	61,209,420	55,477,972
Diluted	63,951,739	64,437,526	64,152,543	62,513,808
The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL INC.
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2005 and 2004
(UNAUDITED)

	For the Six Months Ended
	June 30, 2005	June 30, 2004
	(As restated see Note 14)
Cash Flows from Operating Activities:
Net income	$623,659	$8,041,458
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	706,055	255,364
Loss on disposal of assets	56,872	—
Provision for doubtful accounts	—	90,000
Provision for warranty	146,873	267,146
Compensatory stock options	—	625,704
Deferred income taxes	(13,043)	636,106
Stock option tax benefit	452,552	4,479,574
Change in assets and liabilities:
Accounts receivable	1,934,429	(1,320,690)
Inventory	(2,322,360)	(1,358,024)
Prepaids and other assets	266,821	25,263
Income tax receivable	(3,993)	264,026
Accounts payable and accrued liabilities	(2,670,344)	1,324,383
Customer deposits	107,688	(156,208)

Net cash (used) provided by operating activities	(714,791)	13,174,102

Cash Flows from Investing Activities:
Purchases of investments	(15,021,689)	—
Proceeds from investments	22,752,556	—
Purchases of property and equipment	(5,711,267)	(2,081,791)
Purchases of intangible assets	(39,306)	—

Net cash provided (used) by investing activities	1,980,294	(2,081,791)

Cash Flows from Financing Activities:
Payments under capital leases	(4,642)	(8,884)
Payments on notes payable	—	(250,000)
Proceeds from warrants exercised	—	2,470,058
Proceeds from options exercised	443,603	5,384,587

Net cash provided by financing activities	438,961	7,595,761

Net Increase in Cash and Cash Equivalents	1,704,464	18,688,072
Cash and Cash Equivalents, beginning of period	14,757,159	15,878,326

Cash and Cash Equivalents, end of period	$16,461,623	$34,566,398

Supplemental Disclosure:
Cash paid for interest	$103	$918
Cash (refunded) paid for income taxes — net	$—	$(264,026)
Non Cash Transactions
Increase to deferred tax asset related to tax benefits realized from the exercise of stock options (with a related increase to additional paid in capital of $1,179,138 and $11,567,307)	$726,586	$7,087,733
Increase to property and equipment with a corresponding increase in accounts payable	$1,121,091	$—
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
Further, since late 2004, as a result of on-going negative press coverage and increased litigation concerning the Company’s products and their use, the Company has experienced a decline in sales and profits for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. In particular, these events have resulted in longer sales cycles and delays in orders from prospective customers. The Company has also experienced significant increases in selling, general and administrative expenses for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 as additional resources have been devoted to legal, public relations and consulting activities. The Company’s deferred tax asset includes $26.0 million in net operating loss carryforwards. The amount of the deferred tax asset realizeable could be reduced if future taxable income is not sufficient to utilize the loss carryforwards before their expiration, as discussed in Note 7 below.
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
At June 30, 2005, the Company had unrealized losses attributable to its investments which aggregated approximately $165,000. These unrealized losses have not been recorded as the investments are held to maturity. None of the investments have been in an unrealized loss position for more than twelve months.
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

	Earnings Per Share		Earnings Per Share
	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(As restated see Note 14)		(As restated see Note 14)
Numerator for basic and diluted earnings per share
Net Income	$662,574	$4,490,432	$623,659	$8,041,458

Denominator for basic earnings per share — weighted average shares outstanding	61,319,959	57,558,688	61,209,420	55,477,972
Dilutive effect of shares issuable under stock options outstanding	2,631,780	6,878,838	2,943,123	7,035,836

Denominator for diluted earnings per share — adjusted weighted average shares	63,951,739	64,437,526	64,152,543	62,513,808

Net Income per common share
Basic	$0.01	$0.08	$0.01	$0.14
Diluted	$0.01	$0.07	$0.01	$0.13
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
NOTE 7 — INCOME TAXES
The deferred income tax asset at June 30, 2005 is comprised primarily of a net operating loss carryforward, which resulted from the compensation expense the Company recorded, for income tax purposes, when employees exercised stock options. For the six months ended June 30, 2005, the Company recognized additional tax benefits related to stock option transactions totaling $1,179,138 of which $452,552 was used to offset income taxes otherwise payable and $726,586 was recorded as an increase in the deferred tax asset. For the six months ended June 30, 2004, the Company recognized tax benefits related to these stock transactions totaling $11,567,307 of which $4,479,574 was used to offset federal income taxes otherwise payable, and $7,087,733 was recorded as a deferred tax asset. The total tax benefit of $1,179,138 was credited to additional paid-in capital in 2005 and the total tax benefit of $11,567,307 was credited to additional paid-in capital in 2004. Additionally, warranty and inventory reserves, accrued vacation and other items have contributed to the deferred income tax asset.
The Company’s total current and long term deferred tax asset at June 30, 2005 is $27.1 million. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax asset may not be realized. The Company has determined that no such valuation allowance is necessary. The deferred tax asset reflects primarily the benefit of $26.0 million in loss carryforwards. Federal loss carryforwards expire in 2024 and state loss carryforwards expire in 2009. Realization of these loss carryforwards is dependent on the Company’s ability to generate sufficient taxable income to utilize the loss carryforwards. Although realization is not assured, management believes that the deferred tax asset will be utilized. However, the amount of the deferred tax asset realizable could be reduced if future taxable income is not sufficient to utilize the loss carryforwards before their expiration.
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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(As restated see Note 14)		(As restated see Note 14)
	(In thousands)		(In thousands)
Net Income, as reported	$663	$4,490	$624	$8,041
Add: Total stock-based compensation included in net income as reported	—	—	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(1,792)	(2,238)	(2,282)	(2,756)

Pro Forma Net (Loss) Income	$(1,129)	$2,252	$(1,658)	$5,285

Net Income (Loss) per common share:
Basic, as reported	$0.01	$0.08	$0.01	$0.14
Basic, pro forma	$(0.02)	$0.04	$(0.03)	$0.10
Diluted, as reported	$0.01	$0.07	$0.01	$0.13
Diluted, pro forma	$(0.02)	$0.03	$(0.03)	$0.08

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
NOTE 12 — RELATED PARTY TRANSACTIONS
The Company charters an aircraft for business travel from Four Futures Corporation, which is wholly-owned by Thomas P. Smith, President of the Company, and his family. For the three and six months ended June 30, 2005, the Company incurred charter expenses of approximately $131,000 and $199,000, respectively, to Four Futures Corporation and Thomas P. Smith. Any personal use of the aircraft by Mr. Smith is billed to Four Futures Corporation for reimbursement. For the three and six months ended June 30, 2005, the Company billed approximately $3,000, respectively, to Four Futures Corporation for personal use of the aircraft. For the three and six months ended June 30, 2004, the Company incurred expenses of approximately $76,000 and $81,000, respectively, to Four Futures Corporation, and no expenses were billed to Four Futures Corporation for personal use of the aircraft. At June 30, 2005, the Company had an outstanding payable of approximately $33,000 to Four Futures Corporation and Thomas P. Smith, and $3,000 due from Four Futures Corporation. The Company believes that the rates charged by Four Futures Corporation are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
The Company also charters an aircraft for business travel from Thundervolt, LLC, which is wholly owned by Patrick W. Smith, Chief Executive Officer of the Company, and Phillips W. Smith, Chairman of the Company’s Board. For the three and six months ended June 30, 2005, the Company incurred charter expenses of approximately $132,000 and $236,000, respectively, to Thundervolt, LLC. Any personal use of the aircraft by Patrick, Phillip or Thomas Smith is billed to Thundervolt, LLC, or directly to the individual, for reimbursement. For the three and six months ended June 30, 2005, the Company billed approximately $76,000 and $175,000, respectively, to Thundervolt, LLC, Patrick W. Smith, Phillips W. Smith and Thomas P. Smith for personal use of the aircraft. For the three and six months ended June 30, 2004, no expenses were incurred from Thundervolt, LLC, and no expenses were billed to Thundervolt, LLC for personal use of the aircraft. At June 30, 2005, the Company had an outstanding payable of approximately $66,000 to Thundervolt, LLC and $51,000 outstanding receivable from Thundervolt, LLC, Patrick W. Smith, Phillips W. Smith and Thomas P. Smith. The Company believes that the rates charged by Thundervolt, LLC are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
In November 2004, the Company established the TASER Foundation. The TASER Foundation is a 501(c)3 non-profit corporation and has made application to the IRS for tax exempt status. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Patrick W. Smith, Thomas P. Smith and Daniel M. Behrendt, all officers of the Company, also serve on the Board of Directors of the TASER Foundation. Over half of the initial $1 million endowment was contributed directly by TASER International, Inc. employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the three and six months ended June 30, 2005, the Company has incurred approximately $38,000 and $60,000, respectively, in such administrative costs. In addition, for the three months ended June 30, 2005, the Company did not make any additional contributions to the TASER Foundation, but for the six months ended June 30, 2005, has contributed $125,000 to the TASER Foundation.
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
NOTE 14 — RESTATEMENT
On November 14, 2005, we concluded that our financial statements at June 30, 2005 and for the period then ended, included in our Form 10-Q for the period ended June 30, 2005, should no longer be relied upon due to an error in those financial statements which resulted from the incorrect accrual of legal and professional fees and other expenses for that period. Beginning in the first quarter of 2005, we experienced a significant increase in outside legal and other professional expenses. We determined that our internal controls surrounding the recording of legal and professional fees in the appropriate accounting period were not operating effectively. Certain of the invoices relating to the work performed were not received by our accounting department until after we had closed our books and reported our financial results for such periods due to delays on the part of third parties in delivering or communicating such invoices to us. As a result, certain invoices were recorded in the incorrect period. Correction of these errors resulted in the shifting of expenses among the first three quarters of 2005 with expenses increasing in the first quarter of 2005 and decreasing in the second quarter of 2005 from the figures included in the previously filed Form 10-Qs. There was a corresponding decrease/increase in net income for the first and second quarters resulting from the change in expenses. The restatement had no impact on revenues for the periods.
The following changes have been made to the previously reported financial statements as of and for the quarter ended June 30, 2005.

Balance Sheet:

	June 30, 2005
	As Previously
	Reported	As Restated
Current deferrred income tax asset	$10,493,116	$10,533,116
Total current assets	46,079,494	46,119,494
Property and equipment, net	20,764,653	20,845,506
Total assets	110,278,791	110,399,644
Accounts payable and accrued liabilities	7,207,537	7,381,800
Total current liabilities	7,417,390	7,591,653
Total liabilities	8,068,198	8,242,461
Retained earnings	24,736,433	24,683,023
Total stockholders’ equity	102,210,593	102,157,183
Total liabilities and stockholders’ equity	110,278,791	110,399,644
Statement of Income:

	For the Three Months Ended
	June 30, 2005
	As Previously
	Reported	As Restated
Indirect manufacturing expense	$1,290,429	$1,219,342
Total cost of products sold	4,816,099	4,745,012
Gross margin	8,390,560	8,461,647
Sales, general and administrative expenses	7,458,533	7,240,994
Research and development expenses	351,441	395,541
Income from operations	580,586	825,112
Income before income taxes	869,048	1,113,574
Provision for income tax	360,000	451,000
Net income	509,048	662,574
Statement of Income:

	For the Six Months Ended
	June 30, 2005
	As Previously
	Reported	As Restated
Indirect manufacturing expense	$2,708,248	$2,637,161
Total cost of products sold	9,344,124	9,273,037
Gross margin	14,066,696	14,137,783
Sales, general and administrative expenses	12,710,697	12,831,094
Research and development expenses	698,804	742,904
Income from operations	657,195	563,785
Income before income taxes	1,144,069	1,050,659
Provision for income tax	467,000	427,000
Net income	677,069	623,659
Statement of Cashflow:

	For the Six Months Ended
	June 30, 2005
	As Previously
	Reported	As Restated
Net income	$677,069	$623,659
Stock option tax benefit	492,552	452,552
Accounts payable and accrued liabilities	(2,844,607)	(2,670,344)
Net cash (used) by operating activities	(795,644)	(714,791)
Purchases or property and equipment	(5,630,414)	(5,711,267)
Net cash provided by investing activities	2,061,147	1,980,294
Non cash transactions —
Increase to deferred tax asset related to tax benefits, realized from the exercise of stock options	686,586	726,586

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
As discussed in Note 14 to the financial statements contained herein, our June 30, 2005 financial statements have been restated. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to that restatement.
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
Cost of Products Sold. Cost of products sold declined $0.7 million for both the second quarter and first six months of 2005 compared to the second quarter and first six months of 2004, respectively. However, as a percentage of net sales, cost of products sold increased to 36% of net sales for the second quarter of 2005, and 40% of net sales for the first six months of 2005 compared to 33% of net sales for the second quarter of 2004, and 34% of net sales for the first six months of 2004. These percentage increases are directly attributable to the decline in device sales which resulted in fewer units over which to apply indirect manufacturing expenses, resulting in higher per unit costs. Indirect expenses primarily include indirect salaries for manufacturing support personnel, scrapped materials, freight, supplies and depreciation. Direct manufacturing costs also increased as a percentage of net sales to 27% of net sales for the second quarter of 2005, and 28% of net sales for the first six months of 2005 compared to 25% of net sales for both the second quarter and first six months of 2004. These increases in direct manufacturing expenses as a percentage of sales were primarily due to lower production yields in 2005 and to a lesser extent a change in the sales mix to a higher concentration of cartridges.
Gross Margin. Gross margins declined $2.4 million to $8.5 million for the second quarter of 2005 compared to $10.9 million for the second quarter of 2004. As a percentage of net sales, gross margins declined to 64% for the second quarter of 2005 compared to 67% for the second quarter of 2004. Gross margins declined $5.4 million to $14.1 million for the first six months of 2005 compared to $19.5 million for the first six months of 2004. As a percentage of net sales, gross margins declined to 60% for the first six months of 2005 compared to 66% for the first six months of 2004. These decreases were due to the higher cost of sales per unit for the reasons discussed above.
Sales, General and Administrative Expenses. Sales, general and administrative expenses increased $3.8 million, or 116%, to $7.2 million for the second quarter of 2005 compared to $3.4 million for the second quarter of 2004. Sales, general and administrative expenses increased $6.9 million, or 116%, to $12.8 million for the first six months of 2005 compared to $5.9 million for the first six months of 2004. These increases in sales, general and administrative expenses are partially the result of the Company developing its infrastructure in the second half of 2004 to support its business. Included in these increases were significant increases in the Company’s legal and professional fees, salaries and benefits, travel expenses, liability insurance, and public relations expenses. The increase in public relations activities is associated with the Company’s continuing efforts to educate the public in regard to the safety and efficacy of its products. Increases in legal fees relate to the Company’s defense costs in the securities litigation, product liability, contract litigation matters discussed further in Part II, Item 1 below.
Research and Development Expenses. Research and development expenses increased $183,000, or 86%, to $396,000 for the second quarter of 2005 compared to $213,000 for the second quarter of 2004. Research and development expenses increased $263,000, or 55%, to $743,000 for the first six months of 2005 compared to $480,000 for the first six months of 2004. These increases are due to higher headcounts to support the Company’s continuing efforts to develop new products such as a projectile weapon platform and the TASER Anti Personnel Munition (TAPM).

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
Income Taxes. The provision for income tax decreased $2.4 million to $451,000 for the second quarter of 2005 compared to $2.9 million for the second quarter of 2004. The provision for income tax decreased $4.7 million to $427,000 for the first six months of 2005 compared to $5.1 million for the first six months of 2004. These decreases were the result of lower income before taxes for both the second quarter and first six months of 2005. The effective income tax rate for the second quarter and first six months of 2005 was 40.5% and 40.6%, respectively, compared to 38.9% for both the second quarter and first six months of 2004.
For the first six months of 2005, we received approximately $1.2 million of tax benefits from the exercise of stock options and subsequent sale of the underlying stock compared to $11.6 million for the first six months of 2004. The net deferred tax asset as of June 30, 2005 totaled $27.1 million compared to $26.4 million at December 31, 2004.
Net Income. Net income decreased $3.8 million to $0.7 million for the second quarter of 2005 compared to $4.5 million for the second quarter of 2004. Net income decreased $7.4 million to $0.6 million for the first six months of 2005 compared to $8.0 million for the first six months of 2004. The decreases in net income resulted primarily from the decline in sales volume for the quarter and year to date, and the negative effect this had on the Company’s ability to leverage its fixed costs. Income per basic share declined to $0.01 for the second quarter and first six months of 2005 compared to $0.08 for the second quarter of 2004 and $0.14 for the first six months of 2004. Income per diluted share also declined to $0.01 per share for the second quarter and first six months of 2005 compared to $0.07 for the second quarter of 2004 and $0.13 for the first six months of 2004. Income per basic share calculations were based on weighted average shares outstanding of 61,319,959 for the second quarter of 2005 and 57,558,688 for the second quarter of 2004. Income per basic share calculations were based on weighted average shares outstanding of 61,209,420 for the first six months of 2005 and 55,477,972 for the first six months of 2004. Income per diluted share calculations were based on weighted average shares outstanding of 63,951,739 for the second quarter of 2005 and 64,437,526 for the second quarter of 2004. Income per diluted share calculations were based on weighted average shares outstanding of 64,152,543 for the first six months of 2005 and 62,513,808 for the first six months of 2004. All share and per share amounts have been retroactively restated for the two stock splits executed in the second and fourth quarters of 2004.
Liquidity and Capital Resources
Liquidity. As of June 30, 2005, the Company had working capital of $38.5 million compared to working capital of $51.1 million at December 31, 2004. The decrease in working capital was primarily due to the decrease in accounts receivable resulting from lower sales levels in the first half of 2005 compared to the second half of 2004, a reduction in the current portion of the deferred tax asset to reflect the expected use of net operating loss carry forwards in the next twelve months, and a shift in our investments from short-term to long-term which was made to take advantage of the higher yields on the longer- term investments. A portion of the short-term investments were also converted to cash and cash equivalents to give the Company more cash on hand to meet cash flow needs. The decreases in accounts receivable and short-term investments were partially offset by increases in inventory. The increase in inventory is a result of purchasing and production levels in excess of demand.
During the first half of 2005, we used $0.7 million of cash in operations compared to the $13.2 million generated from operations in the same period in 2004. The decrease in cash provided by operations was primarily due to the decrease in net income from $8.0 million in the first half of 2004 to $0.6 million in the first half of 2005. The Company realized tax benefits generated from the exercise and subsequent sale of stock options of $0.5 million in the first half of 2005 compared to $4.5 million in the first half of 2004, due to the lower income before taxes in the first half of 2005.
We generated $2.0 million of cash from investing activities during the first half of 2005, compared to $2.1 million of cash used in investing activities in the first half of 2004. The proceeds from investments which matured in the first half of 2005 of $22.8 million were partially offset by the purchase of other investments of $15.0 million and $5.7 million of investments in property and equipment. Of the funds invested in property and equipment in the first half of 2005, $4.1 million was used for the construction of our new 100,000 square foot manufacturing and corporate headquarters facility in Scottsdale, Arizona, $0.9 million was used for production equipment, and $0.7 million was used to purchase and install new computer equipment and software, including investments associated with a new ERP system.
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
In connection with the initial filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2005, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
In conjunction with our decision to restate our financial statements and the identification of the material weaknesses in our internal control over financial reporting related to accounting for our legal and other professional fees and our resources in accounting and financial statement preparation as described below, we have reevaluated our disclosure controls and procedures, and our Chief Executive Officer and Chief Financial Officer have concluded that these controls were not effective as of June 30, 2005. Our Chief Executive Officer and Chief Financial Officer note that upon our discovery of the control deficiencies described below related to accounting for our legal and other professional fees and our resources in accounting and financial statement preparation, the matters were promptly reported to the appropriate officers of the Company, the Audit Committee of our Board of Directors and our independent registered public accounting firm and a Form 8-K was filed, as applicable in a timely manner in accordance with our disclosure controls and procedures.
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
With respect to the restatement described above related to stock option grants, we have determined that the errors resulted from an inadequate control over the accounting for our stock option programs, and under standards established by the Public Company Accounting Oversight Board, constituted a “material weakness” in our internal control over financial reporting. We consulted with and advised our Audit Committee of our Board of Directors of our determination.
During our quarter ended June 30, 2005, in response to the material weakness described above and in our Amended Form 10-KSB related to stock option grants, our management took actions to enhance the operation and effectiveness of our internal controls and procedures to ensure that we properly classify and account for stock options as either incentive stock options or non-statutory stock options and that option exercises will have the proper payroll taxes withheld based on the classification of the option. These actions included reviewing the classification of all previously issued options and creating detailed schedules to ensure that they were properly classified as incentive stock options or non-statutory stock options and instituting additional procedures designed to ensure that any future option grants are properly classified. For grants that had components of incentive stock options and non-statutory stock options, the Company prepared roll-forward schedules to calculate the number of incentive stock option and non-statutory stock option shares available to exercise. These schedules were used to evaluate the impact of the error and will be used going forward to properly account for the stock option exercises. In addition, we are currently evaluating various stock option accounting software programs which would provide us with additional assistance in tracking our stock option activity and the financial reporting of such activity.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report on Form 10-Q/A (Amendement No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC. (Registrant)

Date: January 13, 2006	/s/ Patrick W. Smith

Patrick W. Smith, Chief Executive Officer (Principal Executive Officer)

Date: January 13, 2006	/s/ Daniel M. Behrendt

Daniel M. Behrendt Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits
Exhibits:

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities exchange Act of 1934.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities exchange Act of 1934.

32.1	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Factors to Consider in Connection with Forward-Looking Statements