Form 10-K
period 2005-12-31
TASER INTERNATIONAL INC
filed 2006-03-16
CIK 1069183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-16391

TASER International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-0741227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

17800 N. 85th St. Scottsdale, AZ (Address of principal executive offices)	85255 (Zip Code)

(480) 991-0797
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:
Common Stock, $0.00001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated Filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the issuer, based on the last sales price of the issuer’s common stock on June 30, 2005 as reported by NASDAQ, was $568,766,442. The number of shares of the registrants’ common stock outstanding as of March 15, 2006 were 61,949,254.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of registrant’s proxy statement to be prepared in connection with the annual meeting of stockholders to be held May 24, 2006 are incorporated by reference into Part III of this report.

TASER INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2005

PART I

The statements contained in this report that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things: (1) expected revenue and earnings growth; (2) estimates regarding the size of our target markets; (3) our ability to successfully penetrate the law enforcement market; (4) growth expectations for existing accounts; (5) our ability to expand product sales to the private security, military, airline, and private citizen self-defense markets; (6) expansion of product capability; (7) new product introductions; (8) product safety; and (9) our target business model. These statements are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to: (1) market acceptance of our products; (2) our ability to establish and expand direct and indirect distribution channels; (3) our ability to attract and retain the endorsement of key opinion-leaders in the law enforcement community; (4) the level of product technology and price competition for our products; (5) the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; (6) risks associated with rapid technological change and new product introductions; (7) competition; (8) litigation resulting from alleged product related injuries and death; (9) media publicity concerning allegations of deaths occurring after use of the TASER device and the negative effect this publicity could have on our sales; (10) TASER device tests and reports; (11) product quality; (12) implementation of manufacturing automation; (13) potential fluctuations in our quarterly operating results; (14) financial and budgetary constraints of prospects and customers; (15) order delays; (16) dependence upon sole and limited source suppliers; (17) negative reports concerning TASER device uses; (18) fluctuations in component pricing; (19) government regulations and inquiries; (20) dependence upon key employees and our ability to retain employees; (21) execution and implementation risks of new technology; (22) ramping manufacturing production to meet demand; and (23) other factors detailed in our filings with the Securities and Exchange Commission, including, without limitation, those factors detailed in ITEM 1.A of this report entitled “Risk Factors.”

We own the following trademarks: TASER® and AIR TASERtm, TASER-Wavetm, T-Wavetm, AUTO TASERtm, ADVANCED TASER®, Shaped Pulse Technologytm, X-Railtm, TASER M18tm, TASER M26tm, TASER X26tm, TASER Camtm, TASER XREPtm and AFIDtm. Each other trademark, trade name or service mark appearing in this report belongs to its respective holder.

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

In 1995 and 1996, we concentrated our efforts on promoting retail sales and establishing distribution channels for the AIR TASER product line which was sold to private citizens for self defense. At this time, our marketing efforts were limited by a non-compete agreement that prohibited the marketing or sale of our products to the U.S. law enforcement and military markets. In 1998, the non-compete agreement that had precluded sales to the law enforcement and military markets expired. In anticipation of its expiration, we focused our research and development efforts on the ADVANCED TASER product line. Our change in focus from the private citizen market to the law enforcement market resulted from a market analysis that suggested it was critical to first prove the effectiveness of our technology in the professional law enforcement community. In December 1999, we introduced the ADVANCED TASER device for sale in the law enforcement market.

The first full year of ADVANCED TASER product line sales was 2000. Although we had limited financial resources, we spent the year building our distribution channel for marketing the product line and developing a nationwide training program to introduce the product line to law enforcement agencies, primarily in North America.

In 2001, we made significant changes to support the growing demand for the ADVANCED TASER product line. We developed a manufacturing infrastructure inclusive of direct assembly and material management to support product demand. We also completed in 2001 an initial public offering of 800,000 units, at $13.00 per unit, each unit consisting of one and one-half shares of common stock and one and one-half warrants to purchase one share of common stock with net proceeds to us of approximately $8.4 million. Proceeds from the offering were used to retire debt, increase inventory and working capital and fund future sales and marketing programs. During 2001, we relocated our corporate headquarters to a larger, more modern facility, expanded our sales and marketing efforts, and sold or provided ADVANCED TASER devices to more than 1,000 police agencies worldwide.

In 2002, our management worked with officials from United Airlines and a Washington lobbying firm to assist with safety studies and to initiate legislative changes which would allow the ADVANCED TASER device to be deployed on board commercial aircraft. On November 25, 2002, Congress approved The Homeland Security Act of 2002 allowing individual carriers to apply to the Undersecretary of Transportation for Security, on a case by case basis, to deploy our weapon system. As of January 2003, United Airlines and Mesa Airlines had submitted these applications to the Transportation Security Administration (TSA) for approval. In November 2004, the TSA granted approval for the first commercial airline to deploy TASER devices on flights.

In April 2002, we were notified that we had received a grant from the Office of Naval Research to aid the U.S. Government with the development of non-lethal weapons for the military. This grant provided us with added funding for our research and development efforts, and also validated our position as a leader in non-lethal technologies. In September 2002, our grant funding was augmented with an additional $349,000 to pursue the concepts developed in Phase I of the award, bringing the total award under this grant to $479,000. We received a grant for an additional $515,000 from the Office of Naval Research at the end of 2004.

At the close of 2002, three years following our initial introduction of the ADVANCED TASER device, we had more than 2000 law enforcement agencies worldwide testing and deploying our M26 weapon system. This number of agencies includes 134 departments who had either purchased, or were in the process of purchasing, one unit for each patrol or line level officer. This list of 134 departments included two major departments, the City of Phoenix, a top-ten law enforcement agency in the U.S., and the Ohio State Troopers, a leader in the highway patrol community.

In 2003, we remained focused on expanding our manufacturing and sales infrastructure to support the growing demand for our product. We continued developing new product capabilities, and we added new resources to expand our technology base. In May 2003, we introduced the TASER X26 device at our annual tactical conference. This product incorporated the strengths of its predecessor, the ADVANCED TASER device, but also introduced to the market a new “shaped pulse” technology, and a new smaller form factor. The product design was completed, comprehensive medical safety testing was conducted, and the first weapons began shipping in September 2003.

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

The protection of our intellectual property was also a priority for our engineering and legal team during 2003. After acquiring the assets of Tasertron, the next step in our strategy to build barriers to entry for new competitors was by strengthening our patent protection on both existing technologies and those in varying stages of development. On October 21, 2003, we were granted a fundamental patent on our ADVANCED TASER waveform. This patent protects us against competing product development using electrical impulses ranging from half the energy of the M26 to five times the energy of the M26, or the range of electrical output capable of immobilizing a human without affecting critical organs. In addition, we purchased eight additional patents allowing us to expand our current product capabilities into new areas of weapon systems, including area denial systems, or TASER “landmine” type devices known as TASER Anti-Personnel Munition (TAPM).

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

In 2004, we continued to expand, growing our revenue by 177% compared to 2003. In 2004, we also announced our new TASER X26C Citizen Defense System, targeted to the private citizen self-defense market, and began shipments of this product late in the third quarter. We booked the largest order in our history when we sold $3.7 million of TASER products to the city of Houston, TX. We also booked significant sales to the United States Military and the National Guard. In addition, we completed the development of the X-rail system to attach a TASER X26 to the stock of an M-16 assault rifle using the Picatinny rail system as well as the launch of an extended range cartridge that improved the maximum range of TASER devices to 25 feet.

We also achieved several important legislative and safety approvals for our products. In July 2004, the State of Massachusetts passed legislation allowing TASER devices to be used by police (prior legislation precluding the use of TASER devices was overturned). The TSA approved the use of TASER devices on commercial aircraft in November 2004. The United States Department of Defense Human Effects Center of Excellence (HECOE) concluded an extensive review of TASER devices concluding that, while additional studies would be helpful, TASER devices are generally safe and effective, and that data indicated TASER devices reduce injuries to police officers and suspects when compared to alternatives along the force continuum. Several international governments also approved the use of TASER devices, including the United Kingdom, Finland, Sweden, and South Korea. Finally, we established the TASER Foundation for the families of fallen law enforcement officers in the fourth quarter of 2004. The TASER Foundation was funded with initial commitments for over $700,000 from TASER International, Inc. employees. The TASER Foundation is a structured means for TASER International to give back to the community in a very targeted fashion to support the law enforcement community which has helped us to build our company.

In 2005, we increased our investment in Research and Development by 91%. The return on this investment is intended to be realized over the long term, however, several new systems and technologies have already been developed during 2005 that will have an impact on our business. These include, the TASER CAM, an audio-video capture device which is compatible with our existing X26 product and provides accountability for use of X26 devices in the field by law enforcement. The TASER CAM is currently in the final transition from development into production and is expected to begin shipping in the second quarter of 2006. We also developed the XP35 cartridge which has a range of 35 feet and has also been produced for shipment in 2006. In 2005, work also progressed to develop the eXtended Range Electro-muscular Projectile (XREP), which is a 12-gauge non-lethal round that combines blunt impact with proven TASER bio-effect. As a culmination of the work performed in 2005, the technology was successfully demonstrated to military customers in January, 2006. The XREP, although a development prototype, is expected to transition to production by 2007.

Products

We make electronic control devices for two main types of customer groups; the law enforcement, military, and corrections market, and the consumer market.

For the law enforcement, military and corrections market we manufacture two product lines. The first is the ADVANCED TASER M26. We launched the ADVANCED TASER M26 in November 1999. The ADVANCED TASER M26 line consists of the ADVANCED TASER M26, various cartridges (described below), rechargeable batteries, a battery charging system, data download software and equipment, extended warranties, and a number of holstering options and accessories.

The second product manufactured for the law enforcement, military and corrections market is the TASER X26 with Shaped Pulse Technology. We introduced the TASER X26 in 2003. Shaped Pulse technology is a refined energy pulse that concentrates a small portion of energy to first penetrate any barriers, while the majority of the energy flows into the target freely after the barrier has been penetrated. The TASER X26 product line consists of the

TASER X26, various cartridges, a proprietary battery system, a digital power magazine, download software and equipment, extended warranties, and a number of holstering options and accessories.

For the consumer market we manufacture the ADVANCED TASER M18, ADVANCED TASER M18L, and TASER X26c devices. The AIR TASER was developed in 1994 and did not look like a gun so that we could focus it for the consumer electronics market. In 2003, we discontinued the manufacture of this model after building all available units from raw material inventory. We are holding remaining units to satisfy any warranty claims and are continuing to sell off available accessories into the private citizen market. The ADVANCED TASER M18, and ADVANCED TASER M18L are designed after the law enforcement ADVANCED TASER M26 version; however, the electrical pulse rate is lower. The ADVANCED TASER M18 and ADVANCED TASER M18L are identical except that the ADVANCED TASER M18L has an integrated laser-aiming device. The X26c was developed in conjunction with the law enforcement TASER X26 version; however, it’s effect can last longer allowing the owner to escape danger. These three product lines consist of the units themselves, air cartridges, batteries and digital power magazines, and a number of holstering options and accessories.

All of our TASER devices are capable of firing various cartridges from our cartridge product line. The cartridge is connected to the TASER device before firing. It contains two small probes that are propelled by compressed nitrogen when the trigger of the TASER device is pulled. After a cartridge is fired, the probes discharged from our cartridges remain connected to the device by insulated wires that transmit electrical pulses into the target. These electrical pulses are transmitted through the body’s nerves in a manner similar to the transmission of signals used by the nervous system to communicate within the body. The pulses electrical signals temporarily stimulate the body’s nerve fibers causing muscles to contract and release with each pulse, impairing the subjects’ ability to control their bodies or perform coordinated actions. The TASER device’s electrical output can penetrate up to two inches of clothing. The initial effect lasts 5 seconds for the law enforcement, military and corrections models and up to ten seconds for the consumer market models. This effect can be extended, if necessary, by the operator.

We manufacture 5 cartridge types; a 15’ cartridge, a 21’ cartridge, a 25’ XP cartridge, a 35’ cartridge, and a 21’ training cartridge.

The 15’ cartridge is capable of firing a distance of 15’ and is sold primarily to the law enforcement market for training and the consumer market for use in the ADVANCED TASER M18, ADVANCED TASER M18L, and TASER X26c devices. The 21’, 25’ XP, 35’, and 21’ training cartridge are sold only to the law enforcement, military, and corrections market. The 25’ XP cartridge is different from the 21’ cartridge in that it has a longer range and it’s probes are longer and heavier which allows it to penetrate a thicker clothing barrier. The training cartridge contains non-conductive wiring, which allows law enforcement, military, and corrections trainers to use the cartridge during training role-playing scenarios.

All of our cartridges, with the exception of the training cartridge, contain numerous colored, confetti-like tags bearing the cartridge’s serial number. These tags, referred to as Anti-Felon Identification tags, or AFIDs, are scattered when one of our cartridges is fired. We require sellers of our products to participate in the AFID program by registering buyers of our cartridges. In many cases, we can use AFIDs to identify the registered owner of cartridges fired.

In 2004 we introduced an accessory to the X26 that allows the X26 electronic control device to be attached to military and law enforcement rifles via a Picatinny rail giving the user lethal and non-lethal options on the same weapon. Also in 2004, we had successful field demonstrations of our TASER Anti-Personnel Munition (TAPM) area denial device that is being developed with General Dynamics. This product is still in the development stage.

Our products are sold primarily through our worldwide network of distributors at a wide range of prices. Our distributors market directly to our two main markets listed above. We also sell our products directly to law enforcement agencies, military forces, corrections facilities, and private citizens across the United States.

Our most inexpensive private citizen product is the entry-level ADVANCED TASER M18 product with a retail price of $399.95. Our high-end private citizen model, the TASER X26C retails for $995.95. The kit includes the X26C device, six cartridges, a holster and a coupon which can be redeemed for a one hour one-on-one training session with a certified instructor in the citizen’s home.

The ADVANCED TASER device was our best selling item in 2003. In 2004, the TASER X26 became our best selling product and remained as such during 2005. Law enforcement distributors sell the ADVANCED TASER M26 to police and corrections agencies for $399. The TASER X26 is sold to police, military, and corrections agencies for $799. Retail cartridge prices range from $16 per unit for law enforcement to $30 per unit for private citizen purchases.

We offer a lifetime warranty on the AIR TASER. Under this warranty, we will replace any AIR TASER that fails to operate properly for a $25 fee. The AIR TASER and the X26c are designed to disable an attacker for up to 30 seconds. We encourage private citizens to leave the units and flee after firing them. As a result, we also provide free replacement units to private citizens who follow this suggested procedure. To qualify for the replacement unit, users must file a police report that describes the incident and confirms the use of the AIR TASER or the X26c. Warranty costs under the AIR TASER replacement policy have been minimal to date. Historically, approximately 2% of the AIR TASERs sold by us were returned by end users in connection with a warranty claim.

We offer a one year limited warranty on all of the ADVANCED TASER devices and TASER X26 devices. After the warranty expires, if the device fails to operate properly for any reason, we will replace the ADVANCED TASER device for a fee of $75, and the TASER X26 at a discounted price depending on when the product was placed in service. These fees are intended to cover the handling and repair costs and include a profit. This policy is attractive to our law enforcement, military, and corrections agency customers. In particular, it avoids disputes regarding the source or cause of any defect.

It is our policy to maintain a warranty reserve equivalent to estimated future warranty claims for products sold. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. Warranty costs under the ADVANCED TASER device and TASER X26 device replacement policy totaled $1,294,000 and $361,000 in 2005 and 2004, respectively. As of December 31, 2005 and 2004, our reserve for warranty returns was $852,000 and $458,000, respectively.

Markets

Law Enforcement and Corrections

Federal, state and local law enforcement agencies in the United States currently represent the primary target market for our ADVANCED TASER device and TASER X26 products. In the law enforcement market, over 8,700 law enforcement agencies have made initial purchases of our TASER brand devices for testing or deployment. These agencies include the Unites States Secret Service, Los Angeles Police Department, Los Angeles County Sheriff’s Department, New York Police Department, Chicago Police Department, Las Vegas Metropolitan Police Department, Seattle Police Department, the Royal Canadian Mounted Police, Miami Police Department, Denver Police Department, Houston (TX) Police Department, Fort Worth (TX) Police Department, Orange County (FL) Sheriff’s Department, Chandler (AZ) Police Department, Philadelphia Police Department, and Minneapolis Police Department. In addition, 2,158 police departments, including Phoenix (AZ) Police Department, Ohio State Troopers, Cincinnati, San Diego, Reno, Houston (TX), Sacramento, Albuquerque, Citrus County (FL) Sheriff’s Office and Clay County (FL) Sheriff’s Office have purchased or are in the process of purchasing one TASER device to issue to each of their on duty patrol officers.

We believe our TASER products could prove equally suitable for use in correctional facilities and we have begun to see TASER devices deployed in correctional facilities such as those operated by the Los Angeles Custody Division and the State of Wisconsin.

Military Forces, both United States and Foreign Allies

Military police forces in the United States and overseas continue to represent another key market opportunity for TASER devices. During 2005, we saw our non-lethal weapon systems continue to be deployed in key strategic locations around the world. In several cases, they were used to reduce civilian and prisoner casualties resulting from combat operations in populated regions, and for prison control. In addition, new TASER prototype devices were tested by strategic military personnel for performance and field suitability. In total, we have shipped military users approximately 5,400 TASER devices to date. These shipments include one large order to a foreign military of 3,348

ADVANCED TASER M26’s. In 2004, we had our single largest order from the United States Military for $1.8 million which included TASER devices and cartridges. In addition, we had a $440,000 order for our X26 conducted energy devices and cartridges which shipped to the United States National Guard during 2004. We also introduced our X-Rail system in 2004, which allows the X26 conducted energy device to be attached to assault rifles via a Picatinny rail giving the user lethal and non-lethal options on the same device. In 2005, our products were successfully used in both Afghanistan and Iraq for many peacekeeping missions.

On September 30, 2003, President Bush signed into law the 2004 Fiscal Year Defense Appropriations Bill providing $1.0 million toward the purchase of TASER non-lethal conducted energy devices by the Department of Defense. As of December 31, 2004, all funds under this budget line item were spent.

In April 2002, we were awarded the first phase of a four-phase cost-plus-profit grant from the Office of Naval Research. The grant was to fund the development of non-lethal weapon systems for the United States Military, and provided approximately $130,000 of capital for our research and development efforts. In September 2002, our funding was increased by an additional grant of $349,000, which provided total funding of $479,000. As of December 31, 2003, we completed and recognized revenue equal to 95% of this project, or $456,000. Due to our success in the first and second phase of this research, we were awarded a $515,000 grant for phases three and four of the project in late 2004. In 2005, work progressed to develop the eXtended Range Electro-muscular Projectile (XREP), which is a 12-guage non-lethal round that combines blunt impact with proven TASER bio-effect. As a culmination of the work performed in 2005, the technology was successfully demonstrated in January, 2006.

In addition to our work with the Office of Naval Research, we continue to work with General Dynamics on the development of the TASER Anit-personnel Munition (TAPM) which is an area denial system, and also with the U.S. Army ARDEC on advanced electro-muscular projectile development. Both of these concepts utilize TASER core technologies.

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

Initially, our management believed approval of non-lethal devices for airline use would occur in 2002. However, because of an overwhelming array of security issues and programs demanding TSA approval, this item was delayed. Two commercial carriers, United Airlines and Mesa Airlines supported the use of our TASER device for on-board security. And both, in accordance with the Homeland Security Act of 2002, applied to the TSA for formal approval to deploy the ADVANCED TASER M26 device platform. TSA completed in May 2003 a Congressional mandated study on non-lethal weapons. The study affirmed that the ADVANCED TASER M26 would be an appropriate weapon for on board aircraft use and the TSA formally approved a major airline’s application to carry the device on its flights in November 2004, however the FAA has yet to approve one domestic airline.

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

Private Citizen/Personal Protection

Prior to the introduction of the ADVANCED TASER device in late 1999, the majority of our annual revenue was derived from private citizen sales. However, since the introduction of the ADVANCED TASER device in 2000, our annual revenue from private citizen sales has dropped to a range of $1.0 to $1.7 million per year. We introduced a private citizen version of our X26 device (X26C) during the third quarter of 2004 and agreed to a distribution agreement with one of our distributors to distribute the X26C to federal firearms licensed dealers (FFL) for public sale in December 2004. We believe private citizen sales could become a more meaningful portion of our revenues going forward depending on the success of the X26C product and legislation relating to the purchase of our products by private citizens in each state.

Sales and Marketing

Law enforcement, military and corrections agencies represent our primary target markets. In each of these markets, the decision to purchase TASER devices is normally made by a group of people including the agency head, their training staff, and weapons experts. Depending on the size and cost of the device deployment, the decision may involve political decision-makers such as city council members or the federal government. The decision-making process can take as little as a few weeks or as long as several years. Although we have focused on three primary markets, we have been able to expand our customer base to thousands of end users within these markets. We currently sell our products to over 8,700 law enforcement agencies.

Since the introduction of the ADVANCED TASER device in 1999, we have used several types of media to communicate the costs and benefits of deploying our device systems. These campaigns have included the development of personalized CD/DVD packages geared toward law enforcement leaders in the community, advertisements in law enforcement publications, and the use of more than 1,000 training classes conducted around the world. We also target key regional and national law enforcement trade shows where we can demonstrate the TASER devices to leading departments. In 2005 we attended and exhibited at 77 regional and national law enforcement trade shows. In 2005 we held our sixth annual U.S. Tactical Conference for the trained master instructors, and law enforcement training officers. We also conducted our fourth and largest European Tactical Conference to reach customers in more than 30 countries, including the United Kingdom, Germany, France, Spain, Austria, Switzerland, Czech Republic, and Finland, who have either expressed an interest in, or who are already in the process of testing or deploying TASER devices. The focus of these conferences in 2005 was to introduce and train the officers in the use of the TASER X26.

We plan to continue investment in the area of law enforcement trade shows and conferences in 2006, as it has provided the ability to market our products to a target audience. We believe these types of activities accelerate penetration of our TASER product lines in each market, which should lead to increased visibility in both the private security and private citizen markets and reinforce the value of non-lethal devices for self-defense.

United States Distribution

With the exception of several accounts to which we sell directly, the vast majority of our law enforcement agency sales in the Unites States transact through our network of 28 law enforcement distributors. In addition, we added one military and government contracting distributor in 2003. These distributors were selected based upon their reputation within their respective industries, their contacts, and their distribution network. Our regional managers work closely with the distributors in their territory to inform and educate the law enforcement communities. We continue to maintain tight controls over our law enforcement distributors to help ensure that our service standards are achieved. We also reserve the right to take any large agency order directly to secure our credit interest.

Sales in the private citizen market are made through web sales and through 25 commercial distributors. In December 2004, we entered into a distribution agreement with one of our existing law enforcement distributors to distribute the X26C to federal firearms licensed (FFL) dealers for public sale. As of December 31, 2005, the distributor had signed dealer agreements with 400 FFL dealers who are purchasing and reselling the X26c to citizens in the United States. In 2005, we tested various citizen advertisements in 20 national monthly magazines targeting citizens from various demographics as well as attending citizen tradeshows. We held four press conferences and media events in targeted large cities to further educate the public of the availability for citizens to purchase X26c products for private use. We also contracted an outside company call center to assist with a large volume of citizen calls generated from these advertisements, trade shows and press/media conferences

Due to the confidential nature of our relationships established with the major U.S. airlines, we intend to transact directly all future sales of our products to the commercial airline industry. These direct sales will enable us to assist the airlines in the development of training and tactical applications, and to provide on-site equipment maintenance services as they are required.

International Distribution

We market and distribute our products to foreign markets through a network of distributors. For geographical and cultural reasons, our distributors usually have a territory defined by their country’s borders. These distributors market both our law enforcement, military, and corrections products, and our consumer products where allowed by law.

Our distributors work with their local police, military, and corrections agencies in the same manner as the domestic market. They perform demonstrations, attend industry tradeshows, maintain country specific web sites, engage in print advertising, and arrange training classes.

In 2005, we concentrated our international marketing on the countries that were furthest along in the testing and purchasing process. These countries included the United Kingdom, France, Singapore, and South Korea. The United Kingdom completed a three year study of TASER brand conducted energy devices during 2004. Their study ended in September 2004 with the Home Office Secretary, David Blunkett, approving their use by all firearms officers. During 2005 an addendum to the initial study was released which led to the approval of the TASER X26.

In 2006, we are planning to continue our focus on territories that are moving in the direction of non-lethal weaponry. We also plan to bolster our international presence by expanding our focus to a larger number of countries.

We shipped products to approximately 30 countries during fiscal 2005. As a percentage of total sales, sales outside the U.S. increased to 13% in 2005 from 4% in 2004. Sales outside the U.S were 12% of total net sales in 2003.

Training Programs

Most law enforcement, military and corrections agencies will not purchase new weapons until a training program is in place to certify all officers in their proper use. We offer a sixteen-hour class that certifies law enforcement, military, and corrections agency trainers as instructors in the use of the TASER devices. As of December 31, 2005, approximately 21,500 law enforcement officers around the world have been trained and certified as instructors in the proper use of TASER brand devices. This includes approximately 20,129 officers in the United States and 1,391 in other countries.

Currently, 401 of our certified instructors have undergone further training and became certified as master instructors. We authorize these individuals to train other law enforcement and corrections agency trainers, not just end-users within these organizations. Military personnel are trained by our Chief Master Instructor. Approximately 150 of our master instructors have agreed to conduct TASER device training classes on a regular basis. These instructors can independently organize and promote their own training sessions or teach at training classes arranged by us. We provide logistical support for the training classes in both instances. The master instructors are independent professional trainers, serve as local area TASER experts, and assist in conducting TASER demonstrations at other police departments within regions. On January 1, 2001, we implemented a $195 charge for each training attendee, which was raised to $225 effective January 1, 2005. We pay master instructors a per-session training fee for each session they conduct. We conducted over 313 training courses in 2005 and, as of December 31, 2005, we have conducted a cumulative 1,319 training courses during which we have trained more than 21,500 individuals in the use of TASER products. We have also designed a training course for private citizen customers. Customers who purchase an X26C device receive a certificate good for a one hour, one-on-one training session with an X26C certified instructor. We have over 400 instructors certified to give the X26C training.

During 2002, we created a Training Advisory Board to coordinate the growing demands of our training program. This board annually reviews the qualifications of the master instructors, and provides retraining or certification as required. In addition, the Training Board oversees the trainers and curriculum to ensure new tactics and policies are properly communicated and implemented, and gives input into new product development. We created the new position of Director of Training during 2004, which was upgraded to Vice President of Training in 2006 and this person also serves on the Training Board. In order to gain new perspectives on the training, we added five new members to our training board in late 2004. The new members replaced four training board members who rotated off the training board.

Manufacturing

We conduct manufacturing and final assembly operations at our headquarters in Scottsdale, Arizona and we own substantially all of the equipment required to manufacture and assemble our finished products, as well as all molds, schematics, and prototypes utilized by our vendors in the production of required raw materials and sub-assemblies. With our current work force, working only one shift, we are able to produce approximately 80,000 cartridges per month, and more than 7,500 TASER devices per month. We can expand our production capabilities by adding additional personnel and incorporating additional shifts with negligible new investment in tooling and equipment.

In 2004, we implemented our first automated production line to increase the throughput of the cartridge assemblies. We augmented this by adding our first semi-robotic line in late 2005 for our X26 High Voltage subassembly process. We intend to continue automating labor intensive functions in our production process as well as look to automation equipment for new product lines being introduced in the future.

We currently purchase finished circuit boards and injection-molded plastic components from suppliers located in the United States. Although we currently obtain plastic components from a single supplier, we own the injection molded component tooling used in their production. As a result, we believe we could obtain alternative suppliers without incurring significant production delays. We also purchase small, machined parts from a vendor overseas, custom cartridge assemblies from a proprietary vendor in the United States, and electronic components from a variety of foreign and domestic distributors. We believe there are readily available alternative suppliers in most cases who can consistently meet our needs for these components. We acquire most of our components on a purchase order basis and do not have long-term contracts with suppliers. We believe that our relations with our suppliers are good.

Competition

Law Enforcement and Corrections Market

The primary competitive factors in the law enforcement and corrections market include a weapon’s accuracy, effectiveness, safety, cost and ease of use. During 2004, two new competitors announced that they planned to introduce products that directly compete with the products manufactured and sold by us. The two companies were expected to launch their products during 2005. At the time this report on Form 10-K was filed, we are not aware of any commercial sales of these products made by either competitor. We believe that our strong relationship with customers, our large installed base of products, and the significant amount of medical and safety testing already performed on our products will provide us with a competitive advantage over these new competitors.

We also believe the ADVANCED TASER device and TASER X26 device also compete indirectly with a variety of other non-lethal alternatives. These alternatives include, but are not limited to pepper spray and impact weapons sold by companies such as Armor Holdings, Inc., and Pepperball. We believe our TASER brand device’s advanced technology; versatility, effectiveness, and low injury rate enable it to compete effectively against other non-lethal alternatives.

On June 26, 2003, we purchased the assets of Electronic Medical Research Laboratories, Inc., doing business as Taser Technologies, Inc., formerly Tasertron. Prior to our purchase, Taser Technologies was the sole remaining manufacturer of the original Taser device introduced in the 1970’s. It is our opinion that as of the date of acquisition, fewer than 200 police departments deployed Taser Technologies weapons, with fewer than 5,000 total weapons in the field. As of December 31, 2005, approximately 8,700 departments had purchased in the aggregate more than 180,000 of our TASER brand devices. Some of these agencies previously deployed Taser Technologies weapons.

Military Market

In the military markets, both in the United States and abroad, a wide variety of weapon systems are utilized to accomplish the mission at hand. Conducted energy devices have gained increased acceptance during the last two years as a result of the increased policing roll of military personnel in the conflicts in both Iraq and Afghanistan. There has also been an increased awareness of the use of non-lethal weapons to preserve human intelligence. TASER devices give our armed forces one means to capture or immobilize targets without using lethal force. We are the only supplier providing electronic control devices to these agencies. There is indirect competition from pepper spray and impact weapons sold by companies such as Armor Holdings, Inc., and Pepperball.

Private Citizen Market

Electronic control devices have gained limited acceptance in the private citizen market for non-lethal weapons. These weapons compete with other non-lethal weapons such as stun guns, batons and clubs, and chemical sprays. The primary competitive factors in the private citizen market include a weapon’s cost, effectiveness, and ease of use. The widespread adoption of our TASER devices by prominent law enforcement agencies may help us overcome the historical perception of a lack of private citizen confidence in electronic control devices.

In the private citizen market, the AIR TASER formerly competed with an electronic control device introduced by Bestex, Inc. in 1996, called the Dual Defense, and indirectly competed with other non-lethal alternatives. In July 2002, we purchased a patent which covers the propulsion system of our air cartridge. Prior to our purchase, the previous owner of the patent had granted licenses to both Bestex and TASER International. However, at the time we purchased the patent, Bestex had not renewed its license, and subsequently lost its right to continue utilizing the patented technology. Therefore, we believe our products will only compete with remaining inventories of the Bestex Dual Defense product produced prior to July 2002, as the continued manufacture by Bestex of the existing Dual Defense product beyond such date would be an infringement of our patent rights.

Regulation

United States Regulation

The AIR TASER device, ADVANCED TASER device, and TASER X26 device, as well as the cartridges used by these devices, are subject to identical regulations. None of our devices are considered to be a “firearm” by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives. Therefore, no Federal firearms-related regulations apply to the sale and distribution of our devices within the United States. In the 1980’s however, many states introduced regulations restricting the sale and use of stun guns, inexpensive hand-held shock devices. We believe existing stun gun regulations also apply to our device systems.

In 2002 through 2004, we worked with several law enforcement agencies, government agencies and distributors to overturn prior legislation preventing the sale of TASER devices to law enforcement agencies in certain regions of the U.S. In August 2004, the Commonwealth of Massachusetts changed its laws to allow law enforcement agencies to deploy TASER devices. These combined efforts were successful in changing the legislation in the states of Hawaii, Massachusetts and Michigan. We consider this to be a dramatic change in regulations as, for example, prior to the amendment to the Michigan Penal Code, the possession of a TASER or electronic weapon of any kind in Michigan could result in a felony conviction. Currently, New Jersey is the only remaining state in which TASER technology is prohibited for law enforcement use.

In many cases, the law enforcement and corrections market is subject to different regulations than the private citizen market. Where different regulations exist, we assume the regulations affecting the private citizen market also apply to the private security markets except as the applicable regulations otherwise specifically provide.

Based on a review of current regulations, we have determined the following states regulate the sale and use of our device systems:

Law Enforcement
State	Use	Private citizen Use

Connecticut	Legal	Legal, subject to restrictions
District of Columbia	Legal	Legal, subject to restrictions
Florida	Legal	Legal, subject to restrictions
Hawaii	Legal	Prohibited
Illinois	Legal	Legal, subject to restrictions
Indiana	Legal	Legal, subject to restrictions
Massachusetts	Legal	Prohibited
Michigan	Legal	Prohibited
New Jersey	Prohibited	Prohibited
New York	Legal	Prohibited
North Carolina	Legal	Legal, subject to restrictions
North Dakota	Legal	Legal, subject to restrictions
Rhode Island	Legal	Prohibited
Washington	Legal	Legal, subject to restrictions
Wisconsin	Legal	Prohibited

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

Intellectual Property

We protect our intellectual property with U.S. and foreign patents and trademarks. We have numerous patents and trademarks issued and pending in the United States and in foreign countries. Our patents and pending patent applications relate to technology used by us in connection with our products. We also rely on international treaties and organizations and foreign laws to protect our intellectual property. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as: the commercial significance of our operations and our competitors’ operations in particular countries and regions; our strategic technology or product directions in different countries; and the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions.

In addition, we use confidentiality agreements with employees, consultants and key suppliers to help ensure the confidentiality of our trade secrets. We also have sole source agreements with many of our suppliers.

We own the internet domain name “Taser.com”.

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

Our investment in internally funded research totaled approximately $1.6 million, $824,000 and $498,000 in 2005, 2004 and 2003, respectively. This allowed the R&D department to expand to 15 engineers and technicians. With the move into the new facility, the R&D department outfitted a 16 station electronics lab, a 13 station mechanical lab, and an indoor test area with a 40 meter extended range capability. State of the art modeling, simulation, and prototyping tools and equipment are utilized by the department to facilitate product development. The investment in the research and development staff and equipment represents a significant increase from previous years and reflects our commitment to maintaining and extending our current technology advantages. The return on that investment is intended to be realized over the long term but several new systems and technologies have already been developed that will have an impact on our business. These include the XP35 cartridge which has a range of 35 feet and has already been produced for shipment in 2006, the TASER CAM which is in final transition to production and will be ready for launch in second quarter of 2006, as well as the eXtended Range Electro-muscular Projectile (XREP) prototypes that were demonstrated to military customers on January 19, 2006. The XREP, although a development prototype, is expected to transition to production by 2007. Additionally, many product improvement projects were completed, increasing the reliability and quality of our current products.

The development of these capabilities also enables us to expand our contracted technology development. In this last year, we successfully executed funded programs to General Dynamics for TAPM development and the Office of Naval Research (ONR). Additionally, a firm fixed price contract was awarded by the U.S. Army ARDEC for the amount of $65,000. This effort is expected to be completed in the first quarter of 2006.

For the work contracted by the ONR, periodically as work is completed, an invoice summarizing the reimbursable expenses is submitted for payment. For contracts that are billed at completion we record revenue on a percentage of completion basis. The payment request details the costs expensed in the period and adds a nominal profit. Because this project generates profit for us, the reimbursement is recognized as a component of revenue, and the associated expenditures are expensed as research and development.

As we progress with projects underway, we expect that our research and development expenditures will increase. This is due to the addition of personnel in our research and development department and the costs associated with conducting and preparing biomedical studies.

Employees

As of December 31, 2005, we had 224 full-time employees and 19 temporary manufacturing employees. The breakdown by department is as follows: 113 direct manufacturing employees and 111 administrative and manufacturing support employees. Of the 111 administrative and manufacturing support employees; 32 were involved in sales, marketing, communication and training; 22 were employed in research, development and engineering; 21 were employed in administrative functions inclusive of executive management, legal, finance, accounting, investor relations, aviation and the TASER Foundation; 7 were employed in information systems technologies; 10 were employed in quality control and 19 were employed in manufacturing support functions.

Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Corporate Information

We were incorporated in Arizona in September 1993 as ICER Corporation. We changed our name to AIR TASER, Inc. in December 1993 and to TASER International, Incorporated in April 1998. In January 2001, we reincorporated in Delaware as TASER International, Inc. Our website is located at www.taser.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Other information that is not part of this Annual Report on Form 10-K can be accessed through our website at www.TASER.com.

Item 1A.	Risk Factors

We are materially dependent on acceptance of our products by the law enforcement and corrections market, and if law enforcement and corrections agencies do not purchase our products, our revenues will be adversely affected and we may not be able to expand into other markets.

A substantial number of law enforcement and corrections agencies may not purchase our conducted energy, non-lethal devices. In addition, if our products are not widely accepted by the law enforcement and corrections market, we may not be able to expand sales of our products into other markets. Law enforcement and corrections agencies may be influenced by claims or perceptions that conducted energy weapons are unsafe or may be used in an abusive manner. In addition, earlier generation conducted energy devices may have been perceived as ineffective. Sales of our products to these agencies may also be delayed or limited by these claims or perceptions.

We substantially depend on sales of the TASER X26 products, and if these products are not widely accepted, our growth prospects will be diminished.

In the years ended December 31, 2005 and 2004, we derived our revenues predominantly from sales of the TASER X26 brand devices and related cartridges, and expect to depend on sales of these products for the foreseeable future. A decrease in the prices of or demand for these products, or their failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.

If we are unable to manage any growth in our business, our prospects may be limited and our future profitability may be adversely affected.

We intend to expand our sales and marketing programs and our manufacturing capacity as needed to meet future demand. Any significant expansion may strain our managerial, financial and other resources. If we are unable to manage our growth, our business, our operating results and financial condition could be adversely affected. We will need to continually improve our operations, financial and other internal systems to manage our growth effectively, and any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects and profitability.

We may face personal injury, wrongful death and other liability claims that harm our reputation and adversely affect our sales and financial condition.

Our products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. Our products may cause or be associated with these injuries. Please see our product warnings on our website at www.TASER.com. A person injured in a confrontation or otherwise in connection with the use of our products may bring legal action against us to recover damages on the basis of theories including personal injury, wrongful death, negligent design, dangerous product or inadequate warning. We are currently subject to a number of such lawsuits. We may also be subject to lawsuits involving allegations of misuse of our products. If successful, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition. Although we carry product liability insurance, we do incur large legal expenses within our self insured retention in defending these lawsuits and significant litigation could also result in a diversion of management’s attention and resources, negative publicity and a potential award of monetary damages in excess of our insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that our existing or any future litigation will not have a material adverse effect on our revenues, our financial condition or financial results.

Pending litigation may subject us to significant litigation costs, judgments in excess of insurance coverage, and divert management attention from our business.

We are involved in litigation matters relating to our products or the use of such products, litigation against persons who we believe have defamed our products, litigation against our former patent attorney as well as shareholder class action lawsuits and a formal investigation by the Securities and Exchange Commission. Such matters have resulted and are expected to continue to result in substantial costs to us and a likely diversion of our management’s attention, which could adversely affect our business, financial condition or operating results.

Our future success is dependent on our ability to expand sales through distributors and our inability to recruit new distributors would negatively affect our sales.

Our distribution strategy is to pursue sales through multiple channels with an emphasis on independent distributors. Our inability to recruit and retain police equipment distributors who can successfully sell our products would adversely affect our sales. In addition, our arrangements with our distributors are generally short-term. If we do not competitively price our products, meet the requirements of our distributors or end-users, provide adequate marketing support, or comply with the terms of our distribution arrangements, our distributors may fail to aggressively market our products or may terminate their relationships with us. These developments would likely have a material adverse effect on our sales. Our reliance on the sales of our products by others also makes it more difficult to predict our revenues, cash flow and operating results.

If we are unable to design, introduce and sell new products successfully, our business and financial results could be adversely affected.

Our future success will depend on our ability to develop new products that achieve market acceptance in a timely and cost-effective manner. The development of new products is complex, and we may experience delays in completing the development and introduction of new products. We cannot provide any assurance that products that we may develop in the future will achieve market acceptance. If we fail to develop new products on a timely basis that achieve market acceptance, our business, financial results and competitive position could be adversely affected.

We expend significant resources in anticipation of a sale due to our lengthy sales cycle and may receive no revenue in return.

Generally, law enforcement and corrections agencies consider a wide range of issues before committing to purchase our products, including product benefits, training costs, the cost to use our products in addition to or in place of other non-lethal products, budget constraints and product reliability, safety and efficacy. The length of our sales cycle may range from a few weeks to as long as several years. Adverse publicity surrounding our products or the safety of such products has in the past and could in the future lengthen our sales cycle with customers. In particular, we believe our revenue has decreased for the year ended December 31, 2005 compared to the year ended December 31, 2004 due to the adverse effect on customers and potential customers of the negative publicity surrounding our products or use of our products. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our products by potential customers before they place an order. If these potential customers do not purchase our products, we will have expended significant resources and received no revenue in return.

Most of our end-users are subject to budgetary and political constraints that may delay or prevent sales.

Most of our end-user customers are government agencies. These agencies often do not set their own budgets and therefore have little control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. As a result, even if an agency wants to acquire our products, it may be unable to purchase them due to budgetary or political constraints. Some government agency orders may also be canceled or substantially delayed due to budgetary, political or other scheduling delays which frequently occur in connection with the acquisition of products by such agencies.

Government regulation of our products may adversely affect sales.

Federal regulation of sales in the United States:  Our devices are not firearms regulated by the Bureau of Alcohol, Tobacco, Firearms and Explosives, but are consumer products regulated by the United States Consumer Product Safety Commission. Although there are currently no federal laws restricting sales of our devices in the United States, future federal regulation could adversely affect sales of our products.

Federal regulation of international sales:  Our devices are controlled as a “crime control” product by the United States Department of Commerce, or DOC, for export directly from the United States. Consequently, we must obtain an export license from the DOC for the export of our devices from the United States other than to Canada. Our inability to obtain DOC export licenses on a timely basis for sales of our devices to our international customers could significantly and adversely affect our international sales.

State and local regulation:  Our devices are controlled, restricted or their use prohibited by several state and local governments. Our devices are banned from private citizen sale or use in seven states: New York, New Jersey, Rhode Island, Michigan, Wisconsin, Massachusetts and Hawaii. Law enforcement use of our products is also prohibited in New Jersey. Some municipalities, including Omaha, Nebraska and Washington, D.C., also prohibit private citizen use of our products. Other jurisdictions may ban or restrict the sale of our products and our product sales may be significantly affected by additional state, county and city governmental regulation.

Foreign regulation:  Certain foreign jurisdictions, including Japan, Australia, Italy and Hong Kong, prohibit the sale of conducted energy devices, limiting our international sales opportunities.

If we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights.

Our future success depends in part upon our proprietary technology. Our protective measures, including patents, trademarks and trade secret laws, may prove inadequate to protect our proprietary rights. Our United States patent on the construction of the gas cylinder used to store the compress nitrogen in our cartridges expires in 2015. Our patent on the process by which compressed gases launch the probes in our cartridges expires in 2009. The scope of any patent to which we have or may obtain rights may not prevent others from developing and selling competing products. The validity and breadth of claims covered in technology patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, lengthy and expensive. In addition, our patents may be held invalid upon challenge, or others may claim rights in or ownership of our patents.

On February 14, 2006, U.S. Patent No. US 6,999,295 entitled “Dual Operating Mode Electronic Disabling Device For Generating A Time-Sequenced, Shaped Voltage Output Waveform” was issued to named inventors Thomas G. Watkins, III and Magne Nerheim. Mr. Nerheim assigned his interest in this patent to us. This patent covers a portion of the technology utilized in the TASER X26 device. This patent was applied for by Mr. Watkins, who was our former patent attorney, without our knowledge or consent. Mr. Watkins originally filed patent applications on our behalf as our patent attorney for the same inventions in February and May 2003 with the U.S. Patent and Trademark Office. In each application he filed a declaration stating that Mr. Nerheim was the sole inventor. These patent applications are pending. In December 2004 he informed us that he now felt that he was the inventor of a portion of this invention. We vigorously dispute his claim and we have filed litigation against Mr. Watkins for declaratory judgment, breach of fiduciary duty, constructive fraud, and breach of contract. We believe that we are the sole owner of this invention. Since we are a joint owner of this patent, this patent will not restrict us from manufacturing and selling the TASER X26 device. We have other patent applications pending that cover inventions contained in this patent. On March 13th 2006, the court issued a temporary restraining order preventing Mr. Watkins from selling, assigning, transferring, or licensing this patent to a third party. A hearing has been scheduled for March 24th 2006 to determine whether a preliminary injunction should be issued.

We may be subject to intellectual property infringement claims, which will cause us to incur litigation costs and divert management attention from our business.

Any intellectual property infringement claims against us, with or without merit, could be costly and time-consuming to defend and divert our management’s attention from our business. If our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements in order to be able to sell our products. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.

Competition in the law enforcement and corrections market could reduce our sales and prevent us from achieving profitability.

The law enforcement and corrections market is highly competitive. We face competition from numerous larger, better capitalized and more widely known companies that make other non-lethal devices and products. Increased competition may result in greater pricing pressure, lower gross margins and reduced sales. In this regard, two different competitors announced plans to introduce new products in 2005. We are unable to predict when or if such products will actually be released or the impact such products will have on our sales or our sales cycle, but existing or potential customers may choose to evaluate such products which could lengthen our sales cycle and potentially reduce our future sales.

Defects in our products could reduce demand for our products and result in a loss of sales, delay in market acceptance and injury to our reputation.

Complex components and assemblies used in our products may contain undetected defects that are subsequently discovered at any point in the life of the product. In 2002, we recalled a series of ADVANCED TASER devices due to a defective component. In connection with the recall, we incurred expenses of approximately $25,000. Defects in our products may result in a loss of sales, delay in market acceptance and injury to our reputation and increased warranty costs.

Component shortages could result in our inability to produce volume to adequately meet customer demand. This could result in a loss of sales, delay in deliveries and injury to our reputation.

Single source components used in the manufacture of our products may become unavailable or discontinued. Delays caused by industry allocations, or obsolescence may take weeks or months to resolve. In some cases, part obsolescence may require a product re-design to ensure quality replacement circuits. These delays could cause significant delays in manufacturing and loss of sales, leading to adverse effects significantly impacting our financial condition or results of operations.

Our dependence on third party suppliers for key components of our devices could delay shipment of our products and reduce our sales.

We depend on certain domestic and foreign suppliers for the delivery of components used in the assembly of our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or subassemblies and reduced control over pricing and timing of delivery of components and sub-assemblies. Specifically, we depend on suppliers of sub-assemblies, machined parts, injection molded plastic parts, printed circuit boards, custom wire fabrications and other miscellaneous customer parts for our products. We also do not have long-term agreements with any of our suppliers. We believe that there are readily available alternative suppliers in most cases, however there is no guarantee that supply will not be interrupted. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition.

Our dependence on foreign suppliers for key components of our products could delay shipment of our finished products and reduce our sales.

We depend on foreign suppliers for the delivery of certain components used in the assembly of our products. Due to changes imposed for imports of foreign products into the United States, as well as potential port closures and delays created by terrorist threats, public health issues or national disasters, we are exposed to risk of delays caused by freight carriers or customs clearance issues for our imported parts. Delays caused by our inability to obtain components for assembly could have a material adverse effect on our revenues, profitability and financial condition.

Our revenues and operating results may fluctuate unexpectedly from quarter to quarter, which may cause our stock price to decline.

Our revenues and operating results have varied significantly in the past and may vary significantly in the future due to various factors, including, but not limited to: market acceptance of our products and services, the outcome of any existing or future litigation, adverse publicity surrounding our products, the safety of our products, or the use of our products, increased raw material expenses, changes in our operating expenses, regulatory changes that may affect the marketability of our products, and budgetary cycles of municipal, state and federal law enforcement and corrections agencies. As a result of these and other factors, we believe that period- to-period comparisons of our operating results may not be meaningful in the short term, and our performance in a particular period may not be indicative of our performance in any future period.

The Sarbanes-Oxley Act and other recent changes in securities laws and regulations have increased our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Stock Market, have required, and will require, changes to some of our accounting and corporate governance practices, including a report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. These rules and regulations have increased our accounting, legal and other costs, and made some activities more difficult, time consuming and/or costly. In particular, complying with the internal control requirements of Sarbanes-Oxley Section 404 has resulted and will continue to result in increased internal efforts, significantly higher fees from our independent registered public accounting firm and significantly higher fees from third party contractors. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee.

We have experienced difficulties and increased expenses in complying with Sarbanes-Oxley Section 404.

We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. Beginning with this Annual Report on Form 10-K for the fiscal year ending December 31, 2005, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. Such report also contains a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls.

Because the previously reported material weaknesses related to not having controls in place to record appropriate accruals related to professional fees in the appropriate accounting period and inadequate resources related to accounting and financial statement preparation particularly with respect to financial statement footnote preparation were not fully remediated and tested at December 31, 2005. Our management assessment and the report of our Independent Registered Public Accounting Firm concluded that our internal controls were not effective at December 31, 2005. Compliance continues to be both costly and challenging.

In connection with our ongoing Section 404 compliance efforts, we are also continuing to make improvements to our systems, procedures and controls. Upon completion of our 2005 audit, our Independent Registered Public Accounting Firm made certain recommendations to us related to our internal control and other accounting, administrative and operating matters and we are also addressing these recommendations. Due to our conclusion that our internal control over financial reporting was not effective at December 31, 2005, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Recent regulations related to equity compensation will likely result in significantly higher expenses and could adversely affect our ability to attract and retain key personnel.

Stock options are a fundamental component of our employee compensation packages. We believe that stock options directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with us. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. This requirement will be effective for us beginning in the first quarter of 2006. Statement 123R will negatively impact our earnings. Recording a charge for employee stock options under SFAS No. 123 (which reflects a similar but different charge than Statement 123R) would have decreased our net income by $5.9 million, $8.8 million and $1.3 million in the years ended December 31, 2005, 2004 and 2003, respectively. In addition, regulations implemented by The NASDAQ Stock Market requiring shareholder approval for all stock option plans as well as regulations implemented by the NYSE prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

Foreign currency fluctuations may affect our competitiveness and sales in foreign markets.

The relative change in currency values creates fluctuations in product pricing for potential international customers. These changes in foreign end-user costs may result in lost orders and reduce the competitiveness of our products in certain foreign markets. These changes may also negatively affect the financial condition of some existing or potential foreign customers and reduce or eliminate their future orders of our products.

Use of estimates may cause our financial results to differ from expectations.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

We face risks associated with rapid technological change and new competing products.

The technology associated with non-lethal devices is receiving significant attention and is rapidly evolving. While we have patent protection in key areas of electro-muscular disruption technology, it is possible that new non-lethal technology may result in competing products that operate outside our patents and could present significant competition for our products.

To the extent demand for our products increases, our future success will be dependent upon our ability to ramp manufacturing production capacity which will be accomplished by the implementation of customized manufacturing automation equipment.

Although our revenue decreased in 2005 compared to 2004, we experienced significant revenue growth in 2003 and 2004. To the extent demand for our products increases significantly in future periods, one of our key challenges will be to ramp our production capacity to meet sales demand, while maintaining product quality. Our primary strategies to accomplish this include increasing the physical size of our assembly facilities, the hiring of additional production staff, and the implementation of customized automation equipment. We have limited previous experience in implementing automation equipment, and the investments made on this equipment may not yield the anticipated labor and material efficiencies. Our inability to meet any future increase in sales demand or effectively manage our expansion could have a material adverse affect on our revenues, financial results and financial condition.

We depend on our ability to attract and retain our key management and technical personnel.

Our success depends upon the continued service of our key management personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified technical personnel. Although we have employment agreements with certain of our officers, the employment of such persons is “at-will” and either we or the employee can terminate the employment relationship at any time, subject to the applicable terms of the employment agreements. The competition for our key employees is intense. The loss of the service of one or more of our key personnel could harm our business.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Description of Property

Principal Location, Corporate Headquarters and Manufacturing Facilities

In April 2005, we relocated our corporate and manufacturing operations to a newly constructed 100,000 square foot facility in Scottsdale, Arizona. We acquired the land and fully paid for the construction of the facility using existing funds.

Item 3.	Legal Proceedings

Securities Class Action Litigation

Beginning on or about January 10, 2005, numerous securities class action lawsuits were filed against the Company and certain of its officers and directors. These actions were filed on behalf of the purchasers of the Company’s stock in various class periods, beginning as early as May 29, 2003 and ending as late as January 14, 2005. The majority of these lawsuits were filed in the United States District Court for the District of Arizona. Four actions were filed in New York and one Michigan. The New York and Michigan actions were transferred to the District of Arizona. The class actions were consolidated by Judge Susan Bolton and Lead Plaintiff and Lead Counsel were selected. The Lead Plaintiff filed a consolidated complaint (which became the operative complaint for all of the class actions) on August 29, 2005. The operative class period is May 29, 2003 to January 11, 2005. The defendants filed a motion to dismiss the consolidated complaint, which has been fully briefed for the Court but has not yet been decided.

The consolidated complaint alleges, among other things, violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, promulgated thereunder, and seeks unspecified monetary damages and other relief against all defendants. The consolidated amended complaint generally alleges that the Company and the individual defendants made false or misleading public statements regarding, among other things, the safety of the Company’s products and the Company’s ability to meet its sales goals, including the validity of a $1.5 million sales order with the Company’s distributor, Davidson’s, in the fourth quarter of 2004. The consolidated complaint also alleges that product defects were leading to excessive product returns by customers.

Shareholder Derivative Litigation

Beginning on or about January 11, 2005, numerous shareholder derivative actions were also filed against the Company’s officers and directors. Such actions have been filed in the United States District Court for the District of Arizona, the Arizona Superior Court in Maricopa County, and the Delaware Chancery Court in New Castle County. The derivative actions pending in the Arizona Superior Court and the Delaware Chancery Court have been stayed pending resolution of the consolidated Arizona District Court action. The plaintiffs in the Arizona District Court action filed a consolidated complaint on May 13, 2005. The Company and the individual defendants filed motions to dismiss the consolidated complaint on August 19, 2005. The motions to dismiss are fully briefed for the Court but have not yet been decided.

The derivative complaints are based on similar facts and events as those alleged in the securities class action complaints. The complaints generally allege that the individual defendants breached the fiduciary duties that they owe to the Company and its shareholders by reason of their positions as officers and/or directors of the Company. The complaints claim that such duties were breached by defendants’ disclosure of allegedly false or misleading statements about the safety and effectiveness of Company products and the Company’s financial results. The complaints also claim that fiduciary duties were breached by defendants’ alleged use of non-public information regarding the safety of Company products and the Company’s financial condition and future business prospects to commit insider trading of the Company’s stock. The derivative plaintiffs seek damages and restitutionary, equitable, injunctive and other relief.

Shareholder Demand for Inspection of Documents

On May 4, 2005, a Company shareholder filed an action in the Delaware Chancery Court against the Company under Section 220 of Delaware General Corporation Law, demanding the inspection of certain corporate documents. The Company filed an answer to the complaint on June 7, 2005. The plaintiff served discovery requests on February 14, 2006.

Securities and Exchange Commission Investigation

In December 2004, the Company was informed that the staff of the Securities and Exchange Commission had commenced an informal inquiry concerning the Company’s public statements regarding the safety and performance of the Company’s products, certain disclosure issues and the accounting for certain transactions. The Company voluntarily provided documents and information to the SEC staff. In August 2005, the Company was informed that the staff of the SEC had initiated a formal investigation as of June 20, 2005, regarding the Company’s disclosures concerning the medical safety of its products; the accounting and disclosure of certain transactions; and the unauthorized acquisition of confidential information from the Company by persons outside the Company for the possible purpose of manipulating the Company’s stock. The Company provided additional information at the request of the SEC staff. In December 2005, the SEC staff advised the Company that it had completed its investigation into the Company’s disclosures concerning the medical safety of the Company’s products; and into the accounting and disclosure issues. The SEC staff further advised the Company that it had determined that at the present time it will not recommend that the Commission institute any enforcement proceedings as to these matters. The Staff also advised the Company that it is continuing to investigate issues relating to trading in the Company’s stock.

Contract Litigation

In March 2000, Thomas N. Hennigan, a sales representative for our products from late 1997 through early 2000, sued the Company and certain of our shareholders in the United States District Court, Southern District of New York. The Company previously sued him in February 2000 in the United States District Court for the District of Arizona, but had not served him. After the New York case was dismissed in February 2001 for lack of personal jurisdiction, Mr. Hennigan brought a counterclaim in the United States District Court for the District of Arizona. Mr. Hennigan claims the exclusive right to sell our products to many of the largest law enforcement, corrections, and military agencies in the United States. He sought monetary damages that may amount to as much as $500,000 against us allegedly arising in connection with his alleged service to the Company as a distributor. His claims rest on theories of our failure to pay commissions, breach of contract, promissory estoppel, breach of fiduciary duty, and on related theories. No written contract was ever signed with Mr. Hennigan. We believe that he has no reasonable basis for claims based on informal or implied contractual rights and will be unable to prove his damages with reasonable certainty. Mr. Hennigan died in April 2001 and the case is now being prosecuted by his estate. On May 24, 2002, H.A. Russell was permitted to proceed as an additional defendant-counterclaimant. We filed various motions in November 2002 for partial summary judgment including a motion to dismiss his claims. On September 30, 2003, the Court issued an order granting our motion for partial summary judgment to dismiss Mr. Russell’s claims and struck Hennigan’s jury demand. On April 14, 2004, the Court issued an opinion partially granting our motion for partial summary judgment on certain joint venture, post-termination, post-death and exclusivity claims. A pretrial conference was held on July 28, 2005 and the trial started on August 31, 2005. At the conclusion of Hennigan’s case in chief, we made a motion to dismiss Hennigan’s case. The court issued a briefing schedule on our motion and the trial was suspended pending the court’s decision on our motion.

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

Product Liability Litigation

The Company is currently named as a defendant in 49 lawsuits in which the plaintiffs alleged either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers or during training exercises. One of these cases has been dismissed by summary judgment order, but is on appeal. In addition, eleven other cases have been dismissed and are not included in this number. With respect to each of these pending 49 cases, the table below lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. This table also lists those cases which were dismissed during the most recent fiscal quarter. Cases that were dismissed in prior fiscal quarters are not included in this table. In each of the pending lawsuits, the plaintiff is seeking monetary damages from the Company. In one case the plaintiff is seeking injunctive relief in addition to monetary damages. The defense of each of these lawsuits has been submitted to our insurance carriers that maintained insurance coverage during these applicable periods and we continue to maintain product liability insurance coverage with varying limits and deductibles. Our product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $250,000 in per incident deductibles. We are defending each of these lawsuits vigorously. Although we do not expect the outcome in any individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability and damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Alvarado	4/2003	CA Superior Court	Wrongful Death	Trial scheduled for April 2006
City of Madera	6/2003	CA Superior Court	Wrongful Death	Dismissed by Summary Judgment Appeal Pending
Borden	9/2004	US District Court, SD IN	Wrongful Death	Dismissed with Prejudice
Thompson	9/2004	MI Circuit Court	Wrongful Death	Discovery Phase
Pierson	11/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
Glowczenski	10/2004	US District Court, ED NY	Wrongful Death	Case Stayed
LeBlanc	12/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
M. Elsholtz	12/2004	TX District Court	Wrongful Death	Discovery Phase
Washington	5/2005	US District Court, ED CA	Wrongful Death	Discovery Phase
Clark	5/2005	US District Court, ND TX	Wrongful Death	Dismissed with Prejudice
Sanders	5/2005	US District Court ED CA	Wrongful Death	Discovery Phase
Fleming	5/2005	US District Court ED LA	Wrongful Death	Discovery Phase
Woolfolk	6/2005	US District Court MD FL	Wrongful Death	Discovery Phase
Nowell	8/2005	US District Court ND TX	Wrongful Death	Dismissed with Prejudice
Graff	9/2005	AZ Superior Court	Wrongful Death	Discovery Phase
Holcomb	9/2005	US District Court, ND OH	Wrongful Death	Discovery Phase
Tucker	10/2005	US District Court, NV	Wrongful Death	Discovery Phase
Hammock	10/2005	District Court, Tarrant County, TX	Wrongful Death	Trial scheduled for October 2006
Heston	11/2005	US District Court, ND CA	Wrongful Death	Discovery Phase
A. Elsholtz	10/2005	TX District Court	Wrongful Death	Dismissed with Prejudice
Rosa	11/2005	US District Court, ND CA	Wrongful Death	Complaint Served
Gosserand	10/2005	US District Court ED LA	Wrongful Death	Discovery Phase
O’ Donnell/Hasse	11/2005	Circuit Court, Cook County, IL	Wrongful Death	Discovery Phase
Yeagley	11/2005	Hillsborough County Circuit Court, FL	Wrongful Death	Discovery Phase
Neal-Lomax	12/2005	US District Court, NV	Wrongful Death	Discovery Phase
Yanga Williams	12/2005	Gwinnett County State Court, GA	Wrongful Death	Discovery Phase
Mann	12/2005	US District Court, ND GA, Rome Div	Wrongful Death	Discovery Phase
King	12/2005	US District Court, MD FL, Jacksonville	Wrongful Death	Discovery Phase
Robert Williams	1/2006	US District Court, TX	Wrongful Death	Discovery Phase

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Lee	1/2006	Davidson County, TN Circuit Court	Wrongful Death	Discovery Phase
Zaragoza	2/2006	CA Superior Court, Sacramento County	Wrongful Death	Complaint Served
Kerchoff	6/2004	US District Court, ED MI	Training Injury	Dismissed with Prejudice
Powers	11/2003	AZ Superior Court	Training Injury	Defense verdict for TASER
Cook	8/2004	NV District Court	Training Injury	Discovery Phase
Stevens	10/2004	OH Court Common Pleas	Training Injury	Discovery Phase
Lipa	2/2005	MI Circuit Court	Training Injury	Dismissed with Prejudice
Dimiceli	3/2005	FL Circuit Court	Training Injury	Discovery Phase
Allen	5/2005	AZ Superior Court	Training Injury	Discovery Phase
J.J	7/2005	FL Circuit Court	Training Injury	Discovery Phase
J.B	7/2005	FL Circuit Court	Training Injury	Discovery Phase
Howard	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Wagner	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Gerdon	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Gallant	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Herring	8/2005	Circuit Court of City of St. Louis, MO	Training Injury	Discovery Phase
Stewart	10/2005	Circuit Court for Broward County, FL	Training Injury	Discovery Phase
Lewandowski	1/2006	US District Court, NV	Training Injury	Discovery Phase
Peterson	1/2006	US District Court, NV	Training Injury	Discovery Phase
Cosby	8/2004	US District Court, SD NY	Injury During Arrest	Discovery Phase
Blair	3/2005	US District Court, MD NC	Injury During	Summary Judgment Motion
			Detention	Filed Awaiting Ruling
Lewis	7/2005	US District Court Tal FL	Injury During Arrest	Trial scheduled for September 2006
Lash	8/2005	US District Court ED MO	Injury During Arrest	Motion to dismiss filed
Games	8/2005	Circuit Court, Multnomah County, OR	Injury During Arrest	Discovery Phase
Bynum	10/2005	US District Court SD NY	Injury During Arrest	Discovery Phase
Lopez	11/2005	US District Court, ND IL Eastern Div	Injury During Police Call	Discovery Phase
Bellemore	2/2006	AZ Superior Court	Injury During Arrest	Complaint Served

From time to time, we are notified that we may be a party to a lawsuit. It is our policy to not disclose the specifics of any claim or threatened lawsuit until it is actually served on us.

Other Litigation

In January 2005, we filed litigation in U.S. District Court for the Western District of North Carolina against Stinger Systems, Inc. and Robert Gruder alleging false advertising and a violation of the Lanham Act. The defendants have filed a counterclaim against the Company alleging defamation. This case is in the discovery phase and no trial date has been set.

In February 2005, we filed litigation in Superior Court for Maricopa County against Thomas G. Watkins III, our former patent attorney, for declaratory judgment, breach of fiduciary duty, constructive fraud, and breach of contract. Mr. Watkins originally filed patent applications on our behalf as our patent attorney for inventions utilized in the TASER X26 device in February and May 2003. In each patent application he filed a declaration stating that Magne Nerheim, our employee, was the sole inventor. These patent applications are pending. Mr. Nerheim assigned his interest in these patent applications to us. In December 2004 Mr. Watkins informed us that he now felt that he was the inventor of a portion of this invention. We vigorously dispute his claim and we believe that we are the sole owner of this invention. We have filed a motion for summary judgment in this litigation in February 2006 which motion is pending before the court. On February 14, 2006, U.S. Patent No. US 6,999,295 entitled “Dual Operating Mode Electronic Disabling Device For Generating A Time-Sequenced, Shaped Voltage Output Waveform” was issued to named inventors Thomas G. Watkins, III and Mr. Nerheim. Mr. Nerheim assigned his interest in this patent to us. This patent covers a portion of the technology utilized in the TASER X26 device. This patent was applied for by Mr. Watkins without our knowledge or consent. Since we are a joint owner of this patent, this patent will not restrict us from manufacturing and selling the TASER X26 device. We have other patent applications pending that cover inventions contained in this patent. On March 13th 2006, the court issued a temporary restraining order presenting Mr. Watkins from selling, assigning, transferring, or licensing this patent to a third party. A hearing has been scheduled for March 24th 2006 to determine whether a preliminary injunction should be issued.

In July 2005, we filed a lawsuit in Superior Court for Maricopa County against Gannett Co., Inc., parent company of the USA Today Newspaper and the Arizona Republic, for libel, false light invasion of privacy, injurious falsehood and tortuous interference with business relations. The complaint alleges that the defendants published an article in the USA Today Newspaper on June 3, 2005 which was grossly incorrect and completely misrepresented the facts by overstating the electrical output of the TASER X26 by a factor of 1 million. The complaint also asserts that the defendants engaged in the ongoing publication of misleading articles related to the safety of TASER products, resulting in substantial economic damages to us, our customers and our shareholders. The court dismissed the count of false light invasion of privacy. In January 2006 the court entered an order dismissing this lawsuit. In February 2006 the parties entered into a stipulation for dismissal with the understanding that the USA Today and the Arizona Republic would review articles regarding the TASER device with us prior to publication.

In November 2005, we filed a lawsuit in Marion County Circuit Court, Indiana against James Ruggieri for defamation, product disparagement, intentional interference with a business relationship, Lanham Act violations and tortuous, affecting the fairness and integrity as adverse third-party witness. This case is entering the discovery phase and no trial date has been set.

In December 2005, we filed a lawsuit in Vigo County, Indiana, Superior Court against Roland M. Kohr for defamation, product disparagement, Lanham Act violations, tortiously affecting the fairness and integrity of litigation as adverse third-party witness, and intentional interference with a business relationship. Dr. Kohr was the Medical Examiner and expert witness in the James Borden wrongful death litigation which litigation was dismissed with prejudice. This case is in the discovery phase and no trial date has been set.

We intend to pursue and defend the foregoing lawsuits vigorously; however, the outcome of any litigation is inherently uncertain and there can be no assurance that any expenses, liability and damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of our security holders at our annual shareholders meeting held on November 30, 2005:

•	Election of Patrick W. Smith, Mark W. Kroll and Judy Martz to serve a three year term on the Board of Directors

•	Ratification of appointment of Grant Thornton LLP as our independent auditors for the year ended December 31, 2005.

Election of Directors

The allocation of votes for the election of Patrick W. Smith, Mark W. Kroll and Judy Martz to the Board of Directors was as follows:

		YES	%	NO	%	ABSTAIN	%	NON-VOTES	%

1	PATRICK W. SMITH	52,328,494	85.64	0	0.00	756,549	1.24	0	0.00
2	MARK W. KROLL	52,333,899	85.64	0	0.00	75,144	1.23	0	0.00
3	JUDY MARTZ	52,308,393	85.60	0	0.00	77,650	1.27	0	0.00

The following sets forth certain information about each nominee for election to the Board of Directors and each continuing director of the Company.

Directors

Patrick W. Smith, Chief Executive Officer and Director. Mr. Smith has served as Chief Executive Officer and as a director of the Company since 1993. He is a co-founder of the Company. Mr. Smith holds a B.S. degree in Biology and Neurobiology from Harvard University, an M.B.A. degree from the University of Chicago, and a Masters Degree in International Finance from the University of Leuven in Leuven, Belgium.

Mark W. Kroll Ph.D., Director. Dr. Kroll has served as a director of the Company since January 2003. He recently retired (July 2005) from St. Jude Medical Inc., where he held various executive level positions since 1995, most recently as Senior Vice President and Chief Technology Officer, Cardiac Rhythm Management Division. Dr. Kroll holds a B.S. degree in Mathematics and a M.S. degree and a Ph.D. degree in Electrical Engineering from the University of Minnesota and a M.B.A. degree from the University of St. Thomas. Dr. Kroll is a director of Haemonetics (NYSE: HAE) and several private companies.

Judy Martz, Director. Ms. Martz has served as a director of the Company since April 2005. From January 2001 through January 2004, Ms. Martz was Governor of the State of Montana and was Lieutenant Governor of the State of Montana from January 1996 through January 2000. From 1989 through 1995 Ms. Martz served as state representative for U.S. Senator Conrad Burns and campaigned with Governor Marc Racicot during part of 1995 and 1996.

Phillips W. Smith Ph.D., Chairman of the Board of Directors. Dr. Smith has served as a director of the Company since 1993. From 1999 to December 2004, Dr. Smith has served as Director of Investor Relations with the Company. Dr. Smith was Chairman of the Board of Pentawave from January 1999 through October 2000 and its Chief Executive Officer from January through March 1999. From June 1990 to September 1997, Dr. Smith served as the President and Chief Executive Officer of Zycad Corporation, a developer of engineering and manufacturing applications software. Dr. Smith holds a B.S.E. degree from West Point, a M.B.A. degree from Michigan State University, and a Ph.D. degree in Business Administration from St. Louis University.

Bruce R. Culver, Director. Mr. Culver has served as a director of the Company since January 1994. Currently he is the CEO and Chairman of IdealHire, Inc. a recruitment software company he founded in 2001. In 1990, Mr. Culver co-founded and was Chairman of Professional Staff, p.l.c. (PSTF), in England, a human resource staffing company, and served on its Board of Directors until 2001. In March 1993, Mr. Culver acquired California Distribution, a company providing warehouse, transportation and distribution services. In 1985 Mr. Culver founded Lab Support, Inc., now called On Assignment, Inc. (ASGN) and served as its Chairman and a director until 1990. Mr. Culver also serves on the Board of Digital Map Products, Inc. From 1997 until 2001 Mr. Culver served on the Board of Pentawave, Inc., becoming its Chairman in October 2000. Mr. Culver holds B. Sc. and M.S. degrees in Chemistry from University of South Dakota and Montana State University.

Thomas P. Smith, President and Director. Mr. Smith has served as President of the Company since April 1994 and as a director since 1993. He is a co-founder of the Company. Mr. Smith holds a B.S. degree in Ecology and Evolutionary Biology from the University of Arizona and a M.B.A. degree from Northern Arizona University.

Matthew R. McBrady Ph.D., Director. Dr. McBrady has served as a director of the Company since January 2001. From August 1998 though July 1999, Dr. McBrady served as a member of the staff of President Clinton’s Council of Economic Advisers. In December 1997, Dr. McBrady began working as a financial and analytical consultant for Avenue A, Inc., an internet marketing company, and served as its vice president of analytics from June 1999 through October 1999. Dr. McBrady taught corporate finance and economic courses at the University of Southern California during the summer terms of 1997 and 1998, at Harvard University from September 1996 through May 1997, at Harvard Business School during the spring term of 1998, and taught advanced corporate finance at the Wharton School of Business at the University of Pennsylvania from September 2002 through May 2003. Dr. McBrady currently teaches business administration at the Darden Graduate School of Business Administration at the University of Virginia and has held that position since 2003. Dr. McBrady holds a B.A. degree in Economics from Harvard University, a M.S. degree in International Economics from Oxford University (UK), and a Ph.D. degree in Business Economics from Harvard University.

Ratification of Auditors

The allocation of votes for the ratification of Grant Thornton LLP as our independent auditors for the year ended December 31, 2005 was as follows:

RATIFY APPOINTMENT OF GRANT THORNTON LLP AS AUDITORS (% OF RESPONDED)

YES	%	NO	%	ABSTAIN	%	NON-VOTES	%

52,560,878	99.01	392,554	0.74	131,611	0.25	0	0.00

PART II

Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity

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

Common Stock “TASR”

Fiscal Quarters	High	Low

March 31, 2004	$21.89	$3.77
June 30, 2004	$32.08	$8.07
September 30, 2004	$23.00	$12.53
December 31, 2004	$33.45	$13.08
March 31, 2005	$12.55	$11.89
June 30, 2005	$10.28	$10.01
September 30, 2005	$6.26	$6.04
December 31, 2005	$7.00	$6.75

Holders

As of December 31, 2005, there were approximately 353 holders of record of our Common Stock.

Dividends

To date, we have not declared or paid cash dividends on our Common Stock. Our revolving line of credit with our principal bank prohibits the payment of cash dividends.

Recent Sales of Unregistered Securities

No unregistered securities were sold in 2005.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statement of income data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004 have been derived from and should be read in conjunction with our audited financial statements and the notes thereto included herein. The statement of income data for the years ended December 31, 2002 and 2001 is derived from audited financial statements and the notes thereto which are not included in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2003, 2002 and 2001 is derived from audited financial statements and the notes thereto which are not included in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2005	2004	2003	2002	2001

Statement of Income Data
Net sales	$47,694,181	$67,639,879	$24,455,506	$9,842,777	$6,853,272
Gross margin	30,182,944	45,184,383	15,052,890	5,536,226	3,938,842
Sales, general and administrative expenses	27,058,242	13,880,322	6,973,721	5,038,132	3,123,224
Research and development expenses	1,574,048	823,593	498,470	136,503	43,362
Income from operations	1,550,654	30,480,468	7,580,699	361,591	772,256
Net Income	1,062,857	18,881,742	4,453,690	208,903	515,029
Income per common and common equivalent shares
Basic(1)	$0.02	$0.33	$0.12	$0.01	$0.02
Diluted(1)	$0.02	$0.30	$0.10	$0.01	$0.01
Weighted average number of common and common equivalent shares outstanding
Basic(1)	61,303,939	57,232,329	37,889,640	33,561,204	27,640,632
Diluted(1)	63,556,246	62,319,590	46,598,312	34,915,404	36,351,960
Balance Sheet Data
Working capital	$34,871,535	$51,100,989	$22,479,594	$5,336,963	$4,966,184
Total assets	112,338,194	109,452,578	31,444,690	7,904,213	8,054,679
Total current liabilities	7,556,321	8,933,939	3,895,371	1,804,305	2,455,656
Total stockholders equity	$103,865,702	$99,910,783	$27,427,450	$6,014,601	$5,528,733

(1)	Earnings per share and shares outstanding data are re-stated on a post-split basis for the years ended December 31, 2003, 2002 and 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with an executive overview of our business which includes a discussion of our key business strategies, an overview of 2005 and an outlook for 2006 to give the reader an overview of the goals of our business and the direction in which our business and products are moving. This is followed by a discussion of the Critical Accounting Policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then analyze our Results of Operations for 2005 compared to 2004, and for 2004 compared to

2003, which is followed by an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled contractual obligations.

This MD&A should be read in conjunction with the other sections of this annual report on Form 10-K, including Part I, “Item 1: Business”; Part II, “Item 6: Selected Financial Data”; and Part II, “Item 8: Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing.

Executive Overview

We are a global leader in the development and manufacture of non-lethal, self defense devices designed for use in law enforcement, corrections, private security and personal defense. We have focused our efforts on the continuous development of our technology for both new and existing products as well as industry leading training services while building distribution channels for marketing our products and services to law enforcement agencies, primarily in North America with increasing efforts on expanding these programs with a view toward international markets.

Law enforcement, military and corrections agencies represent our primary target markets. In each of these markets, the decision to purchase TASER devices is normally made by a group of people including the agency head, his or her training staff, and weapons experts. Depending on the size and cost of the device deployment, the decision may involve political decision-makers such as city council members and the federal government. The decision making process can take as little as a few weeks or as long as several years.

Our devices are not considered to be a “firearm” by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives. Therefore, no firearms-related regulations apply to the sale and distribution of our devices within the United States. However, many states have regulations restricting the sale and use of stun guns, which we believe apply to our devices as well. Our products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. Our products may cause or be associated with these injuries. A person injured in a confrontation or otherwise in connection with the use of our products may bring legal action against us to recover damages on the basis of theories including personal injury, wrongful death, negligent design, dangerous product or inadequate warning. We are currently subject to a number of such lawsuits. We may also be subject to lawsuits involving allegations of misuse of our products. If successful, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition. Although we carry product liability insurance, significant litigation could also result in a diversion of management’s attention and resources, negative publicity and an award of monetary damages in excess of our insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that our existing or any future litigation will not have a material adverse effect on our revenues, our financial condition or financial results.

Key Strategies

Our key strategies include:

•	Increase market penetration in both the United States and international law enforcement and corrections markets. We currently have a penetration rate of approximately 16% of the United States police and corrections market and about 1% of the worldwide police and corrections market. We believe that the large portion of these markets that do not currently use our products presents an opportunity for our future growth, particularly with respect to international law enforcement agencies.

•	Continual development of new innovative products which both complement and add to our existing products. These development efforts include the introduction of our TASER CAM product, an audio-video capture device which is compatible with our existing X26 product. The TASER CAM provides accountability for use of the product in the field which we believe will be a significant factor in the decision making process of law enforcement agencies. This device is currently in the final transition from production and is expected to begin shipping in the second quarter of 2006.

•	Continued application for patents and intellectual property rights to protect key technology in our products and create further barriers to entry for competing products.

•	Continued aggressive litigation defense to protect our brand equity. We have an assembled team of world class medical experts at our disposal and hired additional internal legal resources during 2005 to provide an efficient means of defending us against numerous product liability claims. We have had a total of 12 cases dismissed or defense judgments in our favour. We view a continued record of successful litigation defense as a key factor for our long term growth.

2005 Overview

2005 presented many significant challenges for us as a Company.

•	In January 2005 we announced an informal inquiry by the Securities Exchange Commission (“SEC”) into our statements regarding product safety and the accounting for certain transactions. This inquiry became a formal investigation in August 2005 and was broadened to include the possible unauthorized acquisition of material non-public information by individuals outside of the Company in an effort to manipulate our stock price. After we had submitted a large volume of supporting documentation, in December 2005 the SEC notified us that it had concluded its investigation on the statements on product safety and on certain accounting issues with a recommendation of no enforcement action. The investigation remains open with respect to the possible unauthorized acquisition of material non-public information by individuals outside the Company.

•	As a result of the SEC investigation, ongoing negative press coverage and increased amounts of litigation concerning our products and their use, we experienced a decline in sales for 2005 compared to 2004. In particular these events have resulted in longer sales cycles and delays in orders from prospective customers. With the conclusion of key portions of the SEC investigation, we believe prospective new customers, particularly law enforcement agencies who postponed implementation decisions, are again moving forward with their evaluations and implementation of TASER programs. While we don’t expect this progress to manifest in immediate sales we believe that the ongoing continued acceptance of our products provides a platform from which to move forward. We feel that the public at large understands the place for our products in modern law enforcement which is constantly reflected in public opinion polls that demonstrate clear support for law enforcements’ use of the product.

•	Partially as a result of the negative publicity that we and our products received, we witnessed a sharp increase in the amount of legislation introduced at the state and local level relating to the sale and use of our products. In fact, legislation was introduced or regulatory inquiries into our products and technologies were initiated in 22 states in 2005. We hired lobbyists in many of these states to insure that our position on the pending legislation and inquiries was clearly understood. Most lawmakers appreciated the benefits of our products when presented with the facts and the legislation which actually became law during 2005 was not adverse to our business. In fact, many of the studies yielded results that were quite positive for us. For example, a study by the Wisconsin Department of Justice concluded with a recommendation that all new police trainees undergoing standardized state-wide training should undergo mandatory training in electronic control devices and found that TASER devices should be placed on the force continuum comparable to pepper spray.

•	As a result of the various litigation, inquiries and proposed legislation mentioned above, we had to incur significant general and administrative expenditures in 2005; an investment in protecting our brand equity and educating various public interests in our technology. In particular we incurred substantial incremental legal, lobbying, public relations and related traveling costs which ultimately had an adverse impact on our overall profitability in 2005. However, we believe these investments were well worth the cost. In many cases, what began as adverse circumstances for us yielded opportunities to educate high level public leaders in the value of our products. As in Wisconsin, many of these persons or agencies are now advocating the life saving capabilities of our technology.

2006 Outlook

In 2006, we will move forward from many of the challenges identified above with a continued commitment to quality and our unrelenting focus on innovation. We will seek to pursue profitable increased market penetration in our primary target markets with continued focus on increasing our international presence. Many of our prospective customers from our core business markets are beginning to again move forward with evaluation and implementation of TASER programs. We believe that this, when combined with the introduction of the TASER CAM product, will result in positive new business growth in 2006.

Critical Accounting Policies

We have identified the following policies as critical to our business operations and the understanding of our results of operations. The preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The effect of these policies on our business operations is discussed below.

Revenue Recognition

Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. All of our sales are final and our customers do not have a right to return the product. We charge certain of our customers shipping fees, which are recorded as a component of net sales. We record training revenue as the service is provided. In 2003, we began offering our customers the right to purchase extended warranties on our ADVANCED TASER product and TASER X26 product. Revenue for extended warranty purchases is deferred at the time of sale, and recognized over the warranty period. At December 31, 2005 and 2004, $1,233,000 and $839,000 was deferred under this program, respectively. We also defer revenue associated with the one-on-one private citizen training and background checks that are included with the purchase of an X26C private citizen device. The revenue associated with these items is deferred until the service is provided. At December 31, 2005 and 2004, we had deferred approximately $150,000 and $135,000 relating to these items, respectively and another $18,000 and $33,000 relating to the training of federal firearms licensed dealers who will sell the X26C device. Changes in judgments on these assumptions and estimates could impact the timing or amount of revenue recognition.

Standard Warranty Costs

We warrant our products from manufacturing defects for a period of one year after purchase and will replace any defective unit with a new one for a fee. We track historical data related to returns and related warranty costs on a quarterly basis, and estimate future warranty claims by applying our four quarter average return rate to our product sales for the period. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of December 31, 2005, our reserve for warranty returns was $852,000 compared to a $458,000 reserve at December 31, 2004. In the event that product returns under warranty differ from these estimates, changes to warranty reserves might become necessary.

Inventory

Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost, which approximates the first-in, first-out (FIFO) method. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves might become necessary.

Accounts Receivable

Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. These allowances represent our best estimates and are based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. In the event that actual uncollectible amounts differ from these estimates, changes in allowances for doubtful accounts might become necessary.

Valuation of Long-lived Assets

We review long-lived assets, such as property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We utilize a two-step approach to testing long-lived assets for impairment. The first step tests for possible impairment indicators. If an impairment indicator is present, the second step measures whether the asset is recoverable based on a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our review requires the use of judgment and estimates. No such impairment charges have occurred to date. However, future events or circumstances may result in a charge to earnings if we determine that the carrying value of a long-lived asset is not recoverable.

Income Taxes

Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS No. 109, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carryforwards.

Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting or tax laws in the United States, or changes in other facts or circumstances. In addition, we recognize liabilities for potential United States tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements.

In preparing our financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of December 31, 2005, based on our evaluation, no valuation allowance was deemed necessary as it is more likely than not that our net deferred tax assets will be realized. However, the deferred tax asset could be reduced in the near term if estimates of taxable income during the carryforward period are reduced.

Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

Results of Operations

The following table sets forth, for the periods indicated, our statements of income expressed as a percentage of revenue:

	2005	2004	2003

Net sales	100%	100%	100%
Cost of products sold	37%	33%	38%

Gross margin	63%	67%	62%
Sales, general and administrative expenses	57%	21%	29%
Research and development expenses	3%	1%	2%

Income from operations	3%	45%	31%
Interest income	3%	1%	0%
Interest expense	0%	0%	0%
Other income and expense	0%	0%	(1)%

Income before provision for income taxes	6%	46%	30%
Provision for income taxes	4%	18%	12%

Net income	2%	28%	18%

Net Sales

For the years ended December 31, 2005, 2004 and 2003, sales by product line and by geography were as follows (amounts in thousands):

	2005		2004		2003

Sales by Product Line
TASER X26	$31,313	66%	$46,083	68%	$8,066	33%
ADVANCED TASER	2,635	5%	3,929	6%	15,412	63%
AIR TASER	78	0%	107	0%	411	2%
Single Cartridges(a)	12,468	26%	14,655	22%	—	0%
Research Funding	435	1%	12	0%	277	1%
Other	765	2%	2,854	4%	290	1%

Total	$47,694	100%	$67,640	100%	$24,456	100%

(a)	In 2003 single cartridge sales were classified with the related product sold.

	2005	2004	2003

Sales by Geographic Area
United States	87%	96%	88%
Other Countries	13%	4%	12%

Total	100%	100%	100%

Net sales for the year ended December 31, 2005 were $47.7 million, a decrease of $19.9 million, or 29%, compared to $67.6 million in 2004. We believe the decline is attributable to ongoing negative press coverage and increased litigation concerning our products and their use. In particular, these events have resulted in longer sales cycles and delays in orders from prospective customers. The TASER X26 product line continued to be our predominant product in 2005. Sales to countries outside of the U.S increased to 12% in 2005 from 4% in 2004 reflecting the continued focus of our marketing efforts in international markets.

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

Grant funding from the Office of Naval Research (ONR) was $435,000, $12,000 and $277,000 for the years ended December 31, 2005, 2004 and 2003, respectively. We were awarded a grant for $515,000 in late 2004 to fund Phases 3 and 4 of the extended range projectile project, for which the related work was performed and revenue recognized in 2005 based upon the completion of specified milestones. Other sales represent shipping, training and warranty revenues net of cash discounts.

Cost of Products Sold

Cost of products sold decreased $4.9 million, or 22%, to $17.5 million for 2005 compared to $22.5 million for 2004. As a percentage of net sales, cost of products sold increased by 4% to 37% of net sales in 2005 compared to 33% of net sales in 2004. The increase in cost of products sold as a percentage of net sales is mainly attributable to lower sales levels and increased one time and recurring costs associated with relocation to the new facility.

Cost of products sold increased $13.1 million, or 139%, to $22.5 million for 2004 compared to $9.4 million for 2003. However, as a percent of net sales, cost of products sold decreased to 33% of net sales in 2004 compared to 38% of net sales for 2003. This decrease is attributable to four factors: a significant increase in unit sales volume, a change in product sales mix to our higher margin TASER X26 product, an increase in the number of direct sales to law enforcement agencies, and improved manufacturing efficiencies. These increases in unit sales, and the favorable change in product mix, resulted in a 4% reduction in direct expenses as a percent of sales for 2004, to 25% in 2004 from 29% for 2003. Indirect expenses, which include primarily depreciation, rent, supplies, freight, indirect salaries for manufacturing support personnel, and scrapped materials, as a percent of sales declined to 8% for 2004 from 10% for 2003.

Gross Margin

Gross margins for the year ended December 31, 2005 decreased $15.0 million, or 33%, as compared to 2004. As a percentage of net sales, gross margin declined to 63% in 2005 from 67% in 2004. The decline in margin percentage is attributable to some production yield and labor utilization issues in the first half of 2005 and reduced sales levels allowing for less leverage of fixed manufacturing expenses.

Gross margins improved $30.1 million, or 200%, to $45.2 million for 2004 compared to $15.1 million for 2003. As a percent of sales, gross margins improved to 67% for 2004 compared to 62% for 2003. This increase is the result of efficiencies obtained from higher production levels and increased sales of the higher margin TASER X26.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased $13.1 million, or 95%, to $27.0 million for the year ended December 31, 2005 compared to $13.9 million in the prior year. As a percentage of net sales, sales, general and administrative expenses increased to 57% for 2005 from 21% for 2004. The increases are substantially attributable to the incremental costs incurred by us in order to defend against numerous litigation matters. Specifically, legal fees increased by $3.7 million, lobbying and public relations costs increased by $3.3 million and related travel costs went up by $1.2 million. In addition to these incremental costs, salaries and related benefits increased by $872,000, depreciation and amortization went up by $978,000 associated with our new premises and related equipment and approximately $870,000 in costs were incurred related to the implementation and testing of Section 404 Sarbanes-

Oxley compliance. The remainder of the total increase in sales, general and administrative expenses in 2005 compared to 2004 was due to growth in various other expense items such as higher insurance premiums and increased charitable contributions, primarily to the TASER Foundation.

Sales, general and administrative expenses increased $6.9 million, or 99%, to $13.9 million for 2004 from $7.0 million for 2003. However, as a percent of sales, sales, general and administrative expenses decreased to 21% for 2004 compared to 29% for 2003. Administrative expenses were reduced to 10% of sales for 2004, compared to 13% of sales for 2003. This reduction in administrative expenses as a percent of sales was achieved net of significant increases in our liability insurance, salaries, and travel expenses. Sales and marketing expenses were also reduced to 11% of sales for 2004 compared to 16% for 2003 due to better leverage of the fixed expenses. In total, we spent $7.2 million in promoting new sales and servicing existing customers in 2004, compared to $3.8 million for 2003. The most significant increases were in the areas of public relations activities, law enforcement training programs, and travel and salaries expenses. The increase in public relations activities is associated with our continuing efforts to educate the public in regard to the safety and efficacy of our products. In addition, the training programs presented cost us $1.1 million for 2004 compared to $482,000 for 2003.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2005 were $1,574,000, an increase of $750,000, or 91% compared to the prior year. The increase is predominantly related to salary related costs and production materials in the development of new products such as the TASERCam and the TASER XREPtm (eXtended Range Electro-Muscular Projectile).

Research and development expenses increased $326,000, or 65%, to $824,000 for 2004 compared to $498,000 for 2003. This increase was due to higher spending on software development, the design and prototype expenses associated with the X-Rail, and work on a prototype of a projectile weapon platform.

Interest Income

Interest income for the year ended December 31, 2005 was $1,229,000, an increase of $790,000, or 180%, compared to 2004. The increase is the result of maintaining higher investment balances for the entire year as compared to only part of the year in 2004, combined with a slight increase in interest rates. The average outstanding cash, cash equivalent and investment balance was $45.4 million in 2005 compared to $33.4 million in 2004.

Interest income increased $389,000 to $439,000 for 2004 compared to $50,000 for 2003. This increase in interest income resulted from higher cash reserves invested. We had cash, cash equivalents and investment balances of $50.0 million at December 31, 2004 compared to $15.9 million at December 31, 2003.

Other Income and Expense

For the year ended December 31, 2005, we had other expense of $60,000 compared to other income of $2,000 in the prior year. The increased expense primarily relates to a loss on disposition of property and equipment from our previous leased facility following the move into our new corporate headquarters and manufacturing facility in April 2005.

During 2004, we recorded $2,000 of other income compared to other expense of $254,000 for 2003. This decrease was primarily the result of a discount offered to the holders of TASRW, our publicly traded warrants, for early exercise in 2003. Prior to the expiration of the discount offer, 781,703 warrants were exercised, resulting in a charge of approximately $248,000 in 2003.

Income Taxes

The provision for income taxes for the year ended December 31, 2005 was $1.7 million, a decrease of $10.3 million compared to $12 million in the prior year. While the reduction in provision is the result of lower income before taxes, the effective tax rate increased to 60.9% for 2005 compared to 38.9% for 2004. The increase in the effective tax rate is primarily due to an increase in non tax deductible expenses such as lobbying costs which results in having a higher pretax income for tax purposes than book, driving up the provision for income taxes. It is anticipated that the impact of such non tax deductible items on the effective tax rate will diminish as our results improve in the future.

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

During 2005, we received approximately $2.1 million of tax benefits from the exercise of stock options and subsequent sale of the underlying stock compared to $37.3 million and $4.0 million for 2004 and 2003, respectively. At December 31, 2005, we had an income tax receivable in the amount of $44,000 compared to $53,000 at December 31, 2004. The net deferred tax asset as of December 31, 2005 was $26.9 million compared to $26.4 million at December 31, 2004.

Net Income

Net income for the year ended December 31, 2005 was $1.1 million, a decrease of $17.8 million or 94% compared to the same period a year ago. The decrease is primarily attributable to reduced sales levels and increased legal and professional fees as previously discussed. Income per basic share decreased $0.31 to $0.02 per share in 2005 compared to $0.33 per share in 2004. Income per diluted share also decreased $0.28 to $0.02 per share in 2005 compared to $0.30 per share in 2004.

Net income increased $14.4 million to $18.9 million for 2004 compared to $4.5 million for 2003. The increase in net income resulted primarily from the increased sales volume for the year and better leverage of our fixed costs. Income per basic share increased $0.21 to $0.33 in 2004 compared to $0.12 for 2003. Income per diluted share also increased $0.20 to $0.30 per share in 2004 compared to $0.10 for 2003.

Liquidity and Capital Resources

Liquidity

Working capital was $34.9 million, $51.1 million and $22.5 million at December 31, 2005, 2004 and 2003, respectively.

Operating activities generated cash of $1.1 million, $30.3 million and $4.4 million during 2005, 2004 and 2003, respectively. The decrease in cash flow from operating activities in 2005 when compared to 2004 was primarily related to the $17.8 million decrease in net income, a $9.2 million decrease in the cash benefit attributable to stock option exercises and changes in other operating assets and liabilities. Net cash provided by operating activities in 2005 of $1.1 million was mainly comprised of net income of $1.1 million, a reduction in accounts receivable of $3.0 million due to lower sales levels in the fourth quarter of 2005 compared to 2004, depreciation and amortization expense of $1.7 million and stock option tax benefits of $2.1 million. These were partially offset by an increased investment in inventory of $3.4 million created by reduced sales levels in 2005 and vendor buyouts of TASER-specific parts, a reduction in accounts payable and accrued liabilities of $2.1 million primarily due to differences in the timing of payments and increased prepaids and other assets of $1.2 million mainly created by higher prepaid insurance premiums.

During 2004, we generated $30.3 million in cash from operations compared to the $4.4 million generated from operations in 2003. The increase in cash provided by operations was primarily due to three key factors: the $18.9 million of net income generated, $11.3 million of net tax benefits derived from the exercise of stock options, and an increase to accounts payable and other short term liabilities of $5.6 million. These increases were partially off-set by the use of cash from an increase in accounts receivable of $3.1 million during the year, and an increase in the amount of our investment in inventory of $3.7 million.

Investing activities used cash of $0.2 million, $46.8 million and $4.2 million of cash in investing during 2005, 2004 and 2003, respectively. Net cash used by investing activities during 2005 was mainly the result of $7.8 million invested in property and equipment substantially all of which is attributable to the final stages of constructing a new 100,000 square foot manufacturing and administrative facility in Scottsdale, Arizona and on the related production and computer equipment and furniture and fixtures for the new building. This was substantially offset by net proceeds received of $7.7 million from the purchase and sale of short and long term investments. Of the funds invested in 2004, $8.7 million was used for the construction of the aforementioned new facility and $1.7 million was used to purchase and install new computer equipment and software including a new ERP system. We also invested $35.3 million in short and long term investments during 2004.

Cash provided by financing activities was $0.7 million, $15.4 million and $12.2 million for 2005, 2004 and 2003, respectively. During 2005, $0.7 million was generated from the exercise of stock options. Of the $15.4 million generated from financing activities in 2004, $13.1 million resulted from the exercise of stock options and $2.5 million resulted from the exercise of both public and underwriter warrants. We used $250,000 of the funds generated to pay off our notes payable.

Capital Resources

On December 31, 2005, we had cash and investments of $43.9 million and no long term debt outstanding. Additionally, we generated net income of $1.1 million in 2005 despite facing significant business challenges, $18.9 million in 2004, and $4.5 million in 2003. We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next 12 months.

We negotiated a revolving line of credit on July 13, 2004, through a domestic bank. The total availability on the line is $10 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on June 30, 2008 and requires monthly payments of interest only. At December 31, 2005, there was a calculated availability of $4.2 million based on the borrowing base defined with the lender which is based on our eligible accounts receivable and inventory. However, there was no outstanding balance under the line of credit at December 31, 2005, and no borrowings under the line as of the date of this filing.

We believe that our balance of cash and investments of $43.9 million as of December 31, 2005, together with cash expected to be generated from operations, will be adequate to fund our operations for at least the next 12 months. However, we may require additional resources to expedite manufacturing of new and existing technologies in order to meet possible demand for our products. Although we believe financing will be available at terms favorable to us, both through our existing credit lines and possible additional equity financing, there is no assurance that such funding will be available, or on terms acceptable to us.

Contractual Obligations

The following table outlines our future contractual financial obligations, in thousands, as of December 31, 2005:

		Less Than			After
	Total	1 year	1-3 years	4-5 years	5 years

Operating Leases	$4	$4	$—	$—	$—
Capital Leases	137	50	81	6	—

Total contractual cash obligations	$141	$54	$81	$6	$—

Off Balance Sheet Arrangements

We had no off balance sheet arrangements as of December 31, 2005.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest in a limited number of financial instruments, consisting principally of investments in high credit quality debt securities, denominated in United States dollars.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, (SFAS No. 115). All of the cash equivalents and marketable securities are treated as “held-to-maturity” under SFAS No. 115. Investments in fixed rate interest earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result we may suffer losses in principal if forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as

“held-to-maturity,” no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost, which approximates fair value.

As of December 31, 2005, we performed a sensitivity analysis on our fixed rate financial investments. According to our analysis, an increase in interest rates of 50 basis points would result in a decrease in the fair market values for these investments of approximately $116,000 and an decrease in interest rates of 50 basis points would result in an approximately $116,000 increase in fair market value.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers provide for pricing and payment in United States dollars, and therefore are not subject to exchange rate fluctuations. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

Item 8.	Financial Statements and Supplemental Data

The information required by this Item is included herein by reference to the financial statements beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. The report of Grant Thornton LLP, our independent registered public accounting firm, regarding its audit of the Company’s internal control over financial reporting and of management’s assessment of internal control over financial reporting is included herein. This section should be read in conjunction with the certifications and the Grant Thornton report for a more complete understanding of the topics presented.

Status of Remediation Efforts with Respect to Previously Disclosed Material Weaknesses

In our filing on Form 10-Q for the period ended September 30, 2005, we reported the two material weaknesses described below. We have also described below our remediation efforts with respect to such weaknesses.

Restatement of previously issued financial statements due to an error in those financial statements which resulted from the incorrect accrual of legal and other professional fees.

On November 14, 2005, we concluded that our financial statements at March 31, 2005 and June 30, 2005 and for the periods then ended, included in our Form 10-Qs for the periods ended March 31, 2005 and June 30, 2005, respectively, should no longer be relied upon due to an error in those financial statements which resulted from the incorrect accrual of legal and other professional fees for those periods. As a result, certain invoices were recorded in the incorrect period. Correction of these errors resulted in shifting of expenses among the first three quarters of 2005 with expenses increasing in the first quarter of 2005 and decreasing in the second quarter of 2005 from the figures included in the previously filed Form 10-Qs. There was a corresponding decrease/increase in net income for the first and second quarters resulting from the change in expenses. The restatement had no impact on revenues for the periods. Amended Forms 10-Q for the quarters ended March 31, 2005 and June 30, 2005 were filed to reflect the restatement.

With respect to the restatement described above, we determined that the errors resulted from an inadequate control over the accounting for our legal and other professional fees and under standards established by the Public

Company Accounting Oversight Board constituted a “material weakness” in our internal control over financial reporting. We consulted with and advised our Audit Committee of our Board of Directors of our determination.

Remediation efforts

In response to this deficiency which resulted in the “material weakness” described above, our management took actions to enhance the operation and effectiveness of our internal controls and procedures to ensure that we properly account for our legal and other professional fees in the appropriate financial reporting period. These actions included reviewing each of the invoices submitted by firms that provided legal and other professional services to us and contacting outside legal and professional firms to obtain copies of any invoice which had not been already paid to ensure that such amounts were recorded in the proper financial reporting period. In addition, we implemented additional accounting controls such as setting up a special email account for legal bills, preparing detailed analysis of legal and professional spending which will be reviewed monthly, and sending out quarterly confirmations to outside legal firms to confirm balances owed for billed an unbilled services to help ensure that any such legal and other professional fees incurred in the future are properly recorded in the appropriate fiscal period.

Inadequate resources in accounting and financial statement preparation

We identified another “material weakness” in our internal control over financial reporting in that we do not have adequate resources with respect to accounting and financial statement preparation particularly related to financial statement footnote preparation. We do not believe that this deficiency resulted in any material errors in the reporting of our results of operations but we concluded that there was more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be detected or prevented in the future. We consulted with and advised our Audit Committee of our Board of Directors of our determination.

Remediation efforts

In response to this deficiency which resulted in the “material weakness” described above, management engaged additional resources to assist with such activities by hiring a manager of external reporting.

Even though management believes it has implemented remediation efforts in regards to the two material weaknesses described above, there is insufficient time to test operation effectiveness to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, and the fact that the material weaknesses described above are still being remediated, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

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

Management report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2005, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by both our Internal Audit organization and our Finance and Enterprise Services organization.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

•	Management did not maintain controls to record appropriate accruals related to the professional fees in the appropriate accounting period which resulted in the restatement of their financial statements for the quarters ending March 31, 2005 and June 30, 2005.

•	Management did not have adequate resources in accounting and financial statement preparation particularly with respect to financial statement footnote preparation.

Conclusion

Based on the material weaknesses described above, management has concluded that our internal control over financial reporting were not effective as of the end of the fiscal year. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Grant Thornton LLP, who also audited our consolidated financial statements, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting. Grant Thornton LLP has issued their attestation report, which is included in Part II, Item 8 of this Form 10-K.

Changes in internal control over financial reporting

During the three months ended December 31, 2005, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of TASER International, Inc.

We have audited management’s assessment, included in the accompanying management’s report, that TASER International, Inc. (the “Company”) (a Delaware Corporation) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

•	Management did not maintain controls to record appropriate accruals related to the professional fees in the appropriate accounting period which resulted in the restatement of their financial statements for the quarters ending March 31, 2005 and June 30, 2005.

•	Management did not have adequate resources in accounting and financial statement preparation particularly with respect to financial statement footnote preparation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of TASER International, Inc. as of December 31, 2005, and the related statements of earnings, stockholders’ equity, and cash flows for the year then ended. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 16, 2006, which expressed an unqualified opinion on those financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  GRANT THORNTON LLP

Phoenix, Arizona
March 16, 2006

Changes in internal control over financial reporting

During the three months ended December 31, 2005, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information concerning the identification and business experience of directors and identification of our audit committee financial expert is incorporated herein by reference to the information to be set forth in our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the heading “Election of Directors,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

The information concerning the identification and business experience of our executive officers is incorporated herein by reference to the information to be set forth in our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the heading “Executive Officers,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

The information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information to be set forth in our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

The information concerning significant employees and family relationships is incorporated herein by reference to the information to be set forth in our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the heading “Significant Employees and Family Relationships,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

The information concerning the Company’s code of ethics is incorporated herein by reference to the information to be set forth in our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the heading “Code of Ethics,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

Item 11.	Executive Compensation

The information concerning executive compensation is incorporated herein by reference to the information to be set forth in our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the heading “Executive Compensation,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

The information concerning compensation of directors is incorporated herein by reference to the information to be set forth in our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the heading “Compensation of Directors,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the information to be set forth in our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

Equity Compensation Plan Information

The following table provides details of our equity compensation plans at December 31, 2005:

	Number of
	Securities	Number of Securities		Number of
	Authorized for	to be Issued Upon		Securities
	Issuance	Exercise of	Weighted Average	Remaining
	Under the	Outstanding Options,	Exercise Price of	Available for
Plan Category	Plan	Warrants or Rights	Outstanding Options	Future Issuance

Equity compensation plans approved by security holders	23,352,500	6,148,791	$4.92	5,381,980
Equity compensation plans not approved by security holders	0	0	$—	0

Total	23,352,500	6,148,791	$4.92	5,381,980

Item 13.	Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions is incorporated herein by reference to the information to be set forth in our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

Item 14.	Principal Accountant Fees and Services

The information covering principal accountant fees and services required by this item is incorporated by reference to our Proxy Statement under the heading “Independent Public Accountants.”

The information concerning pre-approval policies for audit and non-audit services required by this item is incorporated by reference to our Proxy Statement, under the heading “Audit Committee Pre-Approval and Permissible Non-Audit Services of Independent Public Accountants.”

Item 15.	Exhibits

Exhibit
Number		Description

3.1		Company’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
3.2		Company’s Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
3.3		Certificate of Amendment to Certificate of Incorporation dated September 1, 2004 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB, filed March 31, 2005)
4.1		Reference is made to pages 1 — 4 of Exhibit 3.1 and pages 1 — 5 and 12 — 14 of Exhibit 3.2
4.2		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10	.1*	Employment Agreement with Patrick W. Smith, dated July 1, 1998 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10	.2*	Employment Agreement with Thomas P. Smith, dated November 15, 2000 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10	.3*	Employment Agreement with Kathleen C. Hanrahan, dated November 15, 2000 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

Exhibit
Number		Description

10	.4*	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10	.5*	Form of Indemnification Agreement between the Company and its officers (incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10	.6*	1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10	.7*	2001 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10	.8*	Form of Warrant issued to Bruce Culver and Phil Smith (incorporated by reference to Exhibit 10.8 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.9		Lease between the Company and Norton P. Remes and Joan A. Remes Revocable Trust, dated November 17, 2000 (incorporated by reference to Exhibit 10.14 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.10		Form of Sales Representative Agreement with respect to services by and between the Company and Sales Representatives (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 15, 2002)
10.11		Lease Agreement, dated April 17, 2001, payable to GE Capital Corporation in the amount of $37,945 (incorporated by referenced to Exhibit 10.13 to the Annual Report on Form 10-KSB, filed March 15, 2002)
10	.12*	Employment Agreement with Douglas E. Klint, dated December 15, 2002 (incorporated by referenced to Exhibit 10.14 to the Annual Report on Form 10-KSB, filed March 15, 2002)
10.13		Credit Agreement dated July 13, 2004, between the Company and Bank One (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10	.14*	Employment Agreement with Daniel Behrendt, dated April 28, 2004 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10	.15*	2004 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10	.16*	TASER 2004 Outside Directors Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-KSB, filed March 31, 2005)
14.1		Code of Ethics, as adopted by the Company’s Board of Directors (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB, filed March 31, 2005)
23.1		Consent of Grant Thornton, LLP, independent registered public accounting firm
23.2		Consent of Deloitte and Touche, LLP, independent registered public accounting firm
31.1		Chief Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2		Chief Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1		Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

Financial Statements:

The Financial Statements listed below are located after the signature page and begin on page F-1.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.

Date: March 16, 2006

By:	/s/ PATRICK W. SMITH
Patrick W. Smith
Chief Executive Officer

Date: March 16, 2006

By:	/s/ DANIEL M. BEHRENDT
Daniel M. Behrendt
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ PATRICK W. SMITH Patrick W. Smith	Director	March 16, 2006

/s/ THOMAS P. SMITH* Thomas P. Smith	Director	March 16, 2006

/s/ PHILLIPS W. SMITH* Phillips W. Smith	Director	March 16, 2006

/s/ MATTHEW R. MCBRADY* Matthew R. McBrady	Director	March 16, 2006

/s/ BRUCE R. CULVER* Bruce R. Culver	Director	March 16, 2006

/s/ JUDY MARTZ* Judy Martz	Director	March 16, 2006

/s/ MARK W. KROLL* Mark W. Kroll	Director	March 16, 2006

*By: /s/ PATRICK W. SMITH Patrick W. Smith, Attorney in Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
TASER International, Inc.

We have audited the accompanying balance sheet of TASER International, Inc. (the “Company”) as of December 31, 2005 and the related statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements, referred to above, present fairly, in all material respects, the financial position of TASER International, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of TASER International Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our reported dated March 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/  GRANT THORNTON LLP
Grant Thornton LLP

Phoenix, Arizona
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TASER International, Inc.
Scottsdale, Arizona

We have audited the accompanying balance sheet of TASER International, Inc. (the “Company”) as of December 31, 2004, and the related statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003. Our audits also included the financial statement schedule listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of TASER International, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 14, the accompanying 2004 financial statements have been restated.

/s/  DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Phoenix, Arizona
March 31, 2005
(May 23, 2005 as to the effects of the restatement discussed in Note 14)

TASER INTERNATIONAL, INC.

BALANCE SHEETS

	December 31,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$16,351,909	$14,757,159
Short-term investments	—	17,201,477
Accounts receivable, net of allowance of $110,882 and $120,000 in 2005 and 2004, respectively	5,422,027	8,460,112
Inventory	10,283,390	6,840,051
Prepaids and other assets	2,795,576	1,639,734
Insurance settlement proceeds receivable	575,000	—
Income tax receivable	44,454	52,973
Deferred income tax asset	6,955,500	11,083,422

Total current assets	42,427,856	60,034,928
Long-term investments	27,548,120	18,071,815
Property and equipment, net	21,061,754	14,756,512
Deferred income tax asset	19,959,681	15,310,207
Intangible assets, net	1,340,783	1,279,116

Total assets	$112,338,194	$109,452,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of capital lease obligations	$43,111	$4,642
Accounts payable and accrued liabilities	6,285,274	8,427,711
Current portion of deferred revenue	561,165	399,421
Deferred insurance settlement proceeds	476,515	—
Customer deposits	190,256	102,165

Total current liabilities	7,556,321	8,933,939
Capital lease obligations, net of current portion	76,188	—
Deferred revenue, net of current portion	839,983	607,856

Total liabilities	8,472,492	9,541,795

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $0.00001 par value per share; 200 million shares authorized; 61,938,654 and 60,992,156 shares issued and outstanding at December 31, 2005 and 2004, respectively	619	609
Additional paid-in capital	78,742,862	75,850,810
Retained earnings	25,122,221	24,059,364

Total stockholders’ equity	103,865,702	99,910,783

Total liabilities and stockholders’ equity	$112,338,194	$109,452,578

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.

STATEMENTS OF INCOME

	For the Years Ended December 31,
	2005	2004	2003

Net Sales	$47,694,181	$67,639,879	$24,455,506

Cost of Products Sold:
Direct manufacturing expense	12,843,816	16,898,559	6,973,757
Indirect manufacturing expense	4,667,421	5,556,937	2,428,859

Total Cost of Products Sold	17,511,237	22,455,496	9,402,616

Gross Margin	30,182,944	45,184,383	15,052,890
Sales, general and administrative expenses	27,058,242	13,880,322	6,973,721
Research and development expenses	1,574,048	823,593	498,470

Income from Operations	1,550,654	30,480,468	7,580,699
Interest income	1,229,044	439,450	50,375
Interest expense	(4,208)	(1,485)	(9,307)
Other income (expense), net	(59,772)	2,309	(254,476)

Income before provision for income taxes	2,715,718	30,920,742	7,367,291
Provision for income taxes	1,652,861	12,039,000	2,913,601

Net Income	$1,062,857	$18,881,742	$4,453,690

Income per common and common equivalent shares
Basic	$0.02	$0.33	$0.12
Diluted	$0.02	$0.30	$0.10
Weighted average number of common and common equivalent shares outstanding
Basic	61,303,939	57,232,329	37,889,640
Diluted	63,556,246	62,319,590	46,598,312

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance, December 31, 2002	33,712,716	$337	$5,290,332	$723,932	$6,014,601
Exercise of stock options	2,941,692	29	1,819,541		1,819,570
Exercise of warrants	99,996	1	1,832		1,833
Exercise of underwriter warrants	1,290,504	13	947,005		947,018
Exercise of public warrants	12,653,916	127	10,051,541		10,051,668
Stock options granted for payment of consulting fees			177,142		177,142
Income tax effect of stock options exercised			3,961,928		3,961,928
Net income				4,453,690	4,453,690

Balance, December 31, 2003	50,698,824	507	22,249,321	5,177,622	27,427,450
Exercise of stock options	6,912,892	68	13,084,744		13,084,812
Exercise of private warrants	270,208	3	74,997		75,000
Exercise of public warrants	3,110,232	31	2,470,034		2,470,065
Stock options granted for payment of consulting fees			625,714		625,714
Income tax effect of stock options exercised			37,346,000		37,346,000
Net income				18,881,742	18,881,742

Balance, December 31, 2004	60,992,156	609	75,850,810	24,059,364	99,910,783
Exercise of stock options	946,498	10	749,493		749,503
Income tax effect of stock options exercised			2,142,559		2,142,559
Net income				1,062,857	1,062,857

Balance, December 31, 2005	61,938,654	$619	$78,742,862	$25,122,221	$103,865,702

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2005	2004	2003

Cash Flows from Operating Activities:
Net income	$1,062,857	$18,881,742	$4,453,690
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	56,872	—	15,873
Depreciation and amortization	1,712,738	551,793	393,568
Provision for doubtful accounts	26,620	90,000	12,908
Provision for excess and obsolete inventory	117,000	36,027	55,934
Provision for warranty	394,007	361,058	302,165
Compensatory stock options and warrants	—	625,714	177,142
Deferred insurance settlement proceeds	(98,485)	—	—
Deferred income taxes	(521,552)	727,892	(369,627)
Stock option tax benefit	2,142,559	11,321,554	3,317,338
Change in assets and liabilities:
Accounts receivable	3,011,465	(3,145,779)	(4,529,099)
Inventory	(3,560,339)	(3,750,104)	(847,099)
Prepaids and other assets	(1,155,842)	(1,102,919)	(423,066)
Income tax receivable	8,519	239,348	(217,369)
Accounts payable and accrued liabilities	(2,610,676)	4,654,004	1,743,324
Deferred revenue	393,871	897,487	109,790
Customer deposits	88,090	(83,637)	171,074

Net cash provided by operating activities	1,067,704	30,304,180	4,366,546

Cash Flows from Investing Activities:
Purchases of investments	(87,829,476)	(35,273,292)	—
Proceeds from investments	95,554,648	—	—
Purchases of property and equipment	(7,812,220)	(11,322,299)	(3,651,110)
Purchases of intangible assets	(104,066)	(195,397)	(565,110)

Net cash used in investing activities	(191,114)	(46,790,988)	(4,216,220)

Cash Flows from Financing Activities:
Payments under capital leases	(31,343)	(14,236)	(34,026)
Payments on notes payable	—	(250,000)	(250,000)
Payments on revolving line of credit	—	—	(385,000)
Proceeds from warrants exercised	—	2,545,065	11,000,519
Proceeds from options exercised	749,503	13,084,812	1,819,570

Net cash provided by financing activities	718,160	15,365,641	12,151,063

Net Increase (Decrease) in Cash and Cash Equivalents	1,594,750	(1,121,167)	12,301,389
Cash and Cash Equivalents, beginning of period	14,757,159	15,878,326	3,576,937

Cash and Cash Equivalents, end of period	$16,351,909	$14,757,159	$15,878,326

Supplemental Disclosure:
Cash paid for interest	$103	$1,364	$9,922
Cash (refunded) paid for income taxes, net	$(19,627)	$(264,026)	$202,410
Non Cash Transactions —
Insurance settlement proceeds receivable	$575,000	$—	$—
Property and equipment acquired under capital lease	$146,000	$—	$—
Property and equipment purchases in accounts payable	$74,233	$—	$—
Increase to deferred tax asset related to shares of stock obtained from the exercise of stock options (with a related increase to additional paid in capital of $2,142,559, $37,346,000 and $3,961,928 in 2005, 2004 and 2003, respectively)	$—	$26,024,446	$646,589
Note Payable issued for purchase of intangible assets	$—	$—	$500,000

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

1.	History and Nature of Organization

TASER International, Inc. (TASER or the Company) is a global leader in the development and manufacture of non-lethal, self-defense devices designed for use in law enforcement, corrections, private security and personal defense. The Company was incorporated and began operations in Arizona in 1993 and reincorporated in the State of Delaware in January 2001. On May 11, 2001, the Company completed its initial public offering (IPO) of 800,000 units at a price of $13 per unit, consisting of one and one-half shares of common stock and one and one-half warrants, each whole warrant to purchase one share of common stock. The net proceeds received, after the underwriting discount and financing costs, totaled approximately $8.4 million.

The Company develops and manufactures non-lethal self-defense devices. The Company’s products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. A person injured in a confrontation or otherwise in connection with the use of the Company’s products may bring legal action against us to recover damages on the basis of theories including personal injury, wrongful death, negligent design, dangerous product or inadequate warning. The Company is currently subject to a number of such lawsuits. The Company may also be subject to lawsuits involving allegations of misuse of it’s products. The Company has seen and expects to continue to see an increased number of complaints filed against the Company alleging injuries resulting from the use of a TASER device. If successful, personal injury, misuse and other claims could have a material adverse effect on the Company’s operating results and financial condition. Although the Company carries product liability insurance, significant litigation could also result in a diversion of management’s attention and resources, negative publicity and an award of monetary damages in excess of its insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that the Company’s existing or any future litigation will not have a material adverse effect on the Company’s revenues, financial condition or financial results.

Further, since late 2004, management believes that, due to on-going negative press coverage and increased litigation concerning the Company’s products and their use, the Company has experienced a decline in sales and profits for the year ended December 31, 2005 compared to the year ended December 31, 2004. In particular, these events have resulted in longer sales cycles and delays in orders from prospective customers. The Company has also experienced significant increases in selling, general and administrative expenses for the year ended December 31, 2005 compared to the year ended December 31, 2004 as additional resources have been devoted to legal, public relations and consulting activities. The Company’s deferred tax asset includes $66.3 million in net operating loss carryforwards. The amount of the deferred tax asset is considered realizable, however, it could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

2.	Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

a.  Cash and Cash Equivalents and Investments

Cash and cash equivalents include funds on hand and short-term investments with original maturities of three months or less. Short-term investments include securities generally having original maturities of 90 days to one year. Long-term investments include securities having original maturities of more than one year. The Company’s long-term investments are invested in federal agency mortgage-backed securities, and are classified as held to maturity. These investments are recorded at amortized cost. See note 3. The Company intends to hold these securities until maturity. The short-term investments, other than the auction rate securities mentioned below, have maturities of less than one year.

The Company includes its investments in auction rate securities in short term investments, and classifies them as available-for-sale. At December 31, 2005 and 2004, the Company had zero and $10.0 million, respectively of these auction rate securities that were recorded at fair value. The cost of these investments approximates fair value due to their variable interest rates, which typically reset every 7 to 28 days despite the long-term nature of their stated contractual maturities. The Company’s cash and investment accounts earned interest at an approximate rate

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

of 2.7% during 2005 and 1.3% in 2004. The Company’s cash with its bank of $6.4 million is in excess of the FDIC insurance coverage limit of $100,000.

b.  Inventory

Inventories are stated at the lower of cost or market; cost is determined using the weighted average cost which approximates the first-in, first-out (FIFO) method. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value.

c.  Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation. Additions and improvements are capitalized while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

d.  Impairment of Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. In performing the review for recoverability, the Company estimates the future undiscounted cash flows expected to result from the use of the assets and its eventual disposition. The amount of the impairment loss, if impairment exists, would be calculated based on the excess of the carrying amounts of the assets over their estimated fair value. No impairment losses were recorded in 2005 or 2004.

e.  Customer Deposits

The Company requires certain deposits in advance of shipment for foreign customer sales orders.

f.  Revenue Recognition and Accounts Receivable

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

Also included as a component of revenue is development funding provided by the Office of Naval Research (ONR), under a cost-plus fixed fee contract. Periodically, an invoice summarizing the reimbursable expenses is submitted to the ONR for payment. For contracts that are billed at completion we record revenue on a percentage of completion basis. The payment request details the costs expensed in the period and adds a nominal profit. The total amount recognized for this work in the years ended December 31, 2005, 2004 and 2003 was $435,000, $12,000 and $277,000, respectively. The Company recognizes grant revenue when the performance milestones have been completed.

In 2003 the Company began offering customers the right to purchase extended warranties on the ADVANCED TASER products and TASER X26 products. Revenue for warranty purchases is deferred at the time of sale, and recognized over the warranty period. The extended warranties range from one to four years. At December 31, 2005 and 2004, $1,233,000 and $839,000 was deferred under this program, respectively. In 2004 the Company began selling a private citizen version of its TASER X26 product. This product comes with a certificate for a free training session. The Company is deferring the revenue associated with the cost of these trainings until such time as the training has occurred. The Company has valued these one-on-one training sessions at their estimated fair value, which is the amount that the Company will pay the independent third party conducting the training. The Company also defers the recognition of revenue associated with background checks (at the cost of doing the background checks) that are done as part of the private citizen sales process until the background check is done and the private citizen purchases the product. The Company has also deferred recognizing revenue associated with the training for Federal Firearms Licensed dealers which will be trained as part of the distribution agreement signed in 2004. The

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company will recognize this revenue as the training is provided. At December 31, 2005 and 2004, $168,000 was deferred under the X26C program.

Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. These allowances represent our best estimates and are based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions.

g.  Cost of Products Sold

At December 31, 2005, 2004 and 2003, cost of products sold included manufacturing costs, including materials, labor and overhead related to finished goods and components. Shipping costs incurred related to product delivery are also included in cost of products sold.

h.  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include revenue recognition, allowances for doubtful accounts receivable, inventory valuation reserves, product warranty reserves and valuation of deferred income taxes. Actual results could differ from those estimates.

i.  Advertising Costs

In accordance with Statement of Position 93-7 “Reporting on Advertising Costs,” the Company expenses the production cost of advertising as incurred. The Company incurred advertising costs of $888,000, $606,000 and $217,000 in 2005, 2004 and 2003, respectively. Advertising costs are included in sales, general and administrative expenses in the accompanying statements of income.

j.  Warranty Costs

The Company warrants its products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective TASER unit for a fee. We also sell extended warranties for periods of up to four years after the expiration of the limited one year warranty. The Company tracks historical data related to returns and related warranty costs on a quarterly basis, and estimates future warranty claims by applying the estimated average return rate to the product sales for the period. Historically the reserve amount is increased if the Company becomes aware of a component failure that could result in larger than anticipated returns from its customers. After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the ADVANCED TASER device for a fee of $75, and the TASER X26 for a prorated discounted price depending on when the product was placed into service. These fees are intended to cover the handling and repair costs and include a profit. A summary of changes in the warranty accrual for the years ended December 31 is as follows:

	2005	2004

Balance at Beginning of Period	$457,914	$312,934
Utilization of Accrual	(899,651)	(216,078)
Warranty Expense	1,293,657	361,058

Balance at End of the Period	$851,920	$457,914

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

k.  Research and Development Expenses

The Company expenses research and development costs as incurred. The Company incurred product development expense of $1,574,000, $824,000 and $498,000 in 2005, 2004 and 2003, respectively.

l.  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced through the establishment of a valuation allowance at the time, based upon available evidence, if it is more likely than not that the deferred tax assets will not be realized.

m.  Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for bad debts totaled $111,000, $120,000 and $30,000 as of December 31, 2005, 2004 and 2003, respectively.

The Company sells primarily through a network of unaffiliated distributors. The Company also reserves the right to sell directly to the end user to secure its credit interests. There were no customers that exceeded 10% of total product sales in 2005. In 2004, the Company had three distributors that met or exceeded 10% of total sales; one of which represented 14% of sales, and two of which individually represented 10% of sales. No other customer exceeded 10% of product sales in 2004. Sales to one U.S. customer represented 15% of total product sales for 2003. No other customer exceeded 10% of total product sales in 2003.

At December 31, 2005, the Company had receivables from one customer comprising 12% of the aggregate accounts receivable balance. This customer is an unaffiliated distributor of the Company’s products. At December 31, 2004, the Company had a receivable from two customers comprising 21% and 16% of the aggregate accounts receivable balance. These customers are unaffiliated distributors of the Company’s products.

The Company currently purchases finished circuit boards and injection-molded plastic components from suppliers located in the United States. Although the Company currently obtains these components from single source suppliers, the Company owns the injection molded component tooling used in their production. As a result, the Company believes it could obtain alternative suppliers in most cases without incurring significant production delays. The Company also purchases small, machined parts from a vendor in Taiwan, custom cartridge assemblies from a proprietary vendor in the United States, and electronic components from a variety of foreign and domestic distributors. The Company believes that there are readily available alternative suppliers in most cases who can consistently meet its needs for these components. The Company acquires most of its components on a purchase order basis and does not have long-term contracts with suppliers.

n.  Financial Instruments

The Company’s financial instruments include cash, accounts receivable and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded value.

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

o.  Segment Information

Management has determined that its operations are comprised of one reportable segment. For the years ended December 31, 2005, 2004 and 2003, sales by geographic area were as follows:

	2005	2004	2003

Sales by Geographic Area
United States	87%	96%	88%
Other Countries	13%	4%	12%

Total	100%	100%	100%

Sales to customers outside of the United States are denominated in U.S. dollars. All assets of the Company are located in the United States.

p.  Stock-Based Compensation

At December 31, 2005, the Company had three stock-based employee compensation plans, which are described more fully in Note 11. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company granted stock options to consultants in prior years which were subject to variable accounting. The Company accelerated the vesting of these options, and recognized approximately $626,000 of consulting expense in 2004 relating to the fair value of all such options. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), to stock-based employee compensation. Beginning January 1, 2006, the Company will account for its stock-based employee compensation plans in accordance with SFAS 123R, see Note 2r.

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands)

Net income, as reported	$1,063	$18,882	$4,454
Add: Total stock-based compensation included in net income as reported	—	626	177
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(5,880)	(8,773)	(1,337)

Pro Forma Net Income (loss)	$(4,817)	$10,735	$3,294

Net income (loss) per common share:
Basic, as reported	$0.02	$0.33	$0.12
Basic, pro forma	$(0.08)	$0.19	$0.09
Diluted, as reported	$0.02	$0.30	$0.10
Diluted, pro forma	$(0.08)	$0.17	$0.07

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The fair value of option grants in 2005, 2004 and 2003 were estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003

Range of volatility	102-106%	101-105%	91-103%
Risk-free interest rate	3.5%	3.0%	3.0%
Dividend rate	0.0%	0.0%	0.0%
Expected life of options	1.5 to 3 years	1.5 to 3 years	3 years
Basic	61,303,939	57,232,329	37,889,640
Diluted	63,556,246	62,319,590	46,598,312

q.	Income Per Common Share

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted income per share reflects the potential dilution that could occur if outstanding stock options were exercised. The calculation of the weighted average number of shares outstanding and earnings per share are as follows:

	Earnings Per Share
	For the Year Ended December 31,
	2005	2004	2003

Numerator for basic and diluted earnings per share
Net Income	$1,062,857	$18,881,742	$4,453,690

Denominator for basic earnings per share — weighted average shares outstanding	61,303,939	57,232,329	37,889,640
Dilutive effect of shares issuable under stock options outstanding	2,252,307	5,087,261	8,708,672

Denominator for diluted earnings per share — adjusted weighted average shares outstanding	63,556,246	62,319,590	46,598,312

Net Income per common share
Basic	$0.02	$0.33	$0.12
Diluted	$0.02	$0.30	$0.10

Basic net income per share is based upon the weighted average number of common shares outstanding during the period. For the years ended December 31, 2005, 2004 and 2003, the effects of 536,486, 187,820 and 63,975 stock options, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive and decreased the loss per share.

r.  Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95 (“SFAS 123(R)”), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by the issuance of such equity instruments. The standard eliminates companies’ ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the Statement of Income. Under SFAS 123(R), the Company is required to determine an appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS 123(R) also requires

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flows from financing activities, rather than as cash flows from operating activities.

In March 2005, the SEC released Staff Accounting Bulletin No. (“SAB”) 107, Share-Based Payment, which provides interpretive guidance relating to the application of SFAS 123(R). The guidance contained in SAB 107 is intended to assist issuers in the initial implementation of SFAS 123(R) and to enhance the information received by investors and other users of financial statements. SAB 107 allows a flexible approach to the implementation of SFAS 123(R) and provides issuers with latitude in measuring the value of employee stock options under the new standard. As amended by the SEC in April 2005, SFAS 123(R) is now effective for the first quarter of the Company’s fiscal year 2006. The Company is currently reviewing the impact of implementing SFAS 123(R) and SAB 107 on its financial statements, however, the Company expects this impact to be material to its results of operations and operating cash flows. Had the Company adopted SFAS 123(R) in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123, assuming the application of the Black-Schdes model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Note 2p. “Stock-Based Compensation”.

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have an impact on its financial condition or results of operations.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization, or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have an impact on its financial condition or results of operations.

s.  Reclassifications

Certain reclassifications were made to the 2004 amounts to conform to the 2005 presentation.

3.	Cash, cash equivalents and investments

The following is a summary of cash, cash equivalents and held-to-maturity securities as distributed by type at December 31:

	2005				2004
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Cash	$6,387,796	$—	$—	$6,387,796	$14,538,256	$—	$—	$14,538,256
Government sponsored entity securities	37,512,233	22,887	(388,252)	37,146,868	35,492,195	1,575	(221,531)	35,272,239

	$43,900,029	$22,887	$(388,252)	$43,534,664	$50,030,451	$1,575	$(221,531)	$49,810,495

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	December 31,
	2005	2004

Government sponsored entity securities reported as:
Cash equivalents	$9,964,113	$218,903
Short term investments	—	17,201,477
Long term investments	27,548,120	18,071,815

	$37,512,233	$35,492,195

The following table summarizes the contractual maturities of government sponsored entity securities at December 31:

	2005	2004

Less than 1 year	$14,980,493	$19,920,067
1-3 years	22,531,740	15,572,128

	$37,512,233	$35,492,195

The following table provides information about held-to-maturity investments with gross unrealized losses and the length of time individual investments have been in a continuous unrealized loss position at December 31, 2005:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Government sponsored entity securities	$11,871,083	$(136,530)	$15,288,785	$(251,722)	$27,159,868	$(388,252)

The following table provides information about held-to-maturity investments with gross unrealized losses and the length of time individual investments have been in a continuous unrealized loss position at December 31, 2004:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Government sponsored entity securities	$25,053,160	$(221,531)	$—	$—	$25,053,160	$(221,531)

The unrealized losses on the Company’s investment in government sponsored entity securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by agencies of the U.S. Government and, accordingly it is expected that the securities would not be settled for a price less than the amortized cost of the investment. Since the decline in fair value was attributable to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2005.

4.	Inventory

Inventories consisted of the following at December 31:

	2005	2004

Raw materials and work-in-process	$8,148,459	$5,308,259
Finished goods	2,395,681	1,675,920
Reserve for excess and obsolete inventory	(260,750)	(144,128)

Total Inventory	$10,283,390	$6,840,051

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment consist of the following at December 31:

	Estimated
	Useful Life	2005	2004

Land		$2,899,962	$2,899,962
Building	39 Years	13,170,716	—
Building Construction in Progress	—	—	8,689,046
Leasehold Improvements	Lease Term	—	90,658
Production Equipment	3-7 Years	2,147,271	1,555,988
Telephone Equipment	5 Years	297,618	35,555
Computer Equipment	3-5 Years	3,226,816	2,501,928
Furniture and Office Equipment	5-7 Years	1,500,368	834,728
Vehicles	5 Years	168,845	—

Total Cost		23,411,596	16,607,865
Less: Accumulated Depreciation		2,349,842	1,851,353

Net Property and Equipment		$21,061,754	$14,756,512

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $1,670,339, $512,668 and $363,899, respectively. Assets recorded under capital leases included in property and equipment were $146,000 and $37,945 as of December 31, 2005 and 2004, respectively. Related accumulated amortization was $17,733 and $27,826 as of December 31, 2005 and 2004, respectively. Amortization expense for the years ended December 31, 2005, 2004 and 2003 related to capital leases was $20,263, $7,589 and $7,589, respectively.

6.	Intangible Assets

Intangible assets consist of the following at December 31:

	2005				2004
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets
TASER.com domain name	5 Years	$60,000	$56,000	$4,000	$60,000	$44,000	$16,000
Issued patents	4 to 15 Years	168,280	59,238	109,042	128,360	36,677	91,683
Issued trademarks	9 to 11 Years	14,198	695	13,503	—	—	—
Non compete agreement	7 Years	50,000	17,857	32,143	50,000	10,714	39,286

		292,478	133,790	158,688	238,360	91,391	146,969

Unamortized intangible assets TASER Trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		282,095		282,095	232,147		232,147

		1,182,095		1,182,095	1,132,147		1,132,147

Total intangible assets		$1,474,573	$133,790	$1,340,783	$1,370,507	$91,391	$1,279,116

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $42,399, $39,125 and $29,669, respectively.

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Estimated amortization for intangible assets with finite lives for the next five years and thereafter is as follows:

2006	$35,839
2007	31,839
2008	31,839
2009	19,917
2010	11,763
Thereafter	27,491

$158,688

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were comprised as follows at December 31:

	2005	2004

Accounts payable	$4,027,335	$6,414,932
Accrued salaries and benefits	481,491	790,844
Accrued expenses	924,528	764,021
Accrued Warranty	851,920	457,914

Total	$6,285,274	$8,427,711

8.	Commitments and Contingencies

a.  Lease Obligations

The Company has entered into operating leases for various office space and equipment. Prior to moving to a new corporate and manufacturing facility in April 2005, the Company previously leased premises under an operating lease agreement which expired on December 31, 2005. The Company sub-leased a portion of these facilities for the time from which it vacated this facility through the expiration of the lease agreement and recorded $50,250 in related sublease income for the year ended December 31, 2005. The remaining operating lease for office equipment expires in 2006. Rent expense, net of sublease income under these operating leases for the years ended December 31, 2005, 2004 and 2003, was $264,794, $339,524 and $162,743, respectively.

The Company entered into capital leases for various office equipment which are collateralized by the underlying equipment and bear interest at rates varying between 3.2% and 20.6%.

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under lease obligations, are as follows for the years ending December 31:

	Operating	Capital

2006	$4,132	$50,391
2007	—	50,391
2008	—	22,372
2009	—	8,362
2010	—	5,575
Thereafter	—	—

Total	$4,132	$137,091

Less amount representing interest		(17,792)

Present value of minimum lease payments		119,299
Current portion of capital lease obligations		(43,111)

Capital lease obligations, net of current portion		$76,188

b.  Purchase Commitments

The Company has no significant purchase commitments outstanding at December 31, 2005

c.  Litigation

Securities Class Action Litigation

Securities Litigation

Beginning on or about January 10, 2005, numerous securities class action lawsuits were filed against the Company and certain of its officers and directors. These actions were filed on behalf of the purchasers of the Company’s stock in various class periods, beginning as early as May 29, 2003 and ending as late as January 14, 2005. The majority of these lawsuits were filed in the District of Arizona. Four actions were filed in the United States District Court for the Southern District of New York and one in the Eastern District of Michigan. The New York and Michigan actions were transferred to the District of Arizona. The class actions were consolidated by Judge Susan Bolton and Lead Plaintiff and Lead Counsel were selected. The Lead Plaintiff filed a consolidated complaint (which became the operative complaint for all of the class actions) on August 29, 2005. The operative class period is May 29, 2003 to January 11, 2005. The defendants filed a motion to dismiss the consolidated complaint, which has been fully briefed for the Court but has not yet been decided.

The consolidated complaint alleges, among other things, violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, promulgated thereunder, and seeks unspecified monetary damages and other relief against all defendants. The consolidated amended complaint generally alleges that the Company and the individual defendants made false or misleading public statements regarding, among other things, the safety of the Company’s products and the Company’s ability to meet its sales goals, including the validity of a $1.5 million sales order with the Company’s distributor, Davidson’s, in the fourth quarter of 2004. The consolidated complaint also alleges that product defects were leading to excessive product returns by customers.

Shareholder Derivative Litigation

Beginning on or about January 11, 2005, numerous shareholder derivative actions were also filed against the Company’s officers and directors. Such actions have been filed in the United States District Court for the District of Arizona, the Arizona Superior Court in Maricopa County, and the Delaware Chancery Court in New Castle County. The derivative actions pending in the Arizona Superior Court and the Delaware Chancery Court have been stayed pending resolution of the consolidated Arizona District Court action. .The plaintiffs in the Arizona District Court action filed a consolidated complaint on May 13, 2005. The Company and the individual defendants filed motions to

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

dismiss the consolidated complaint on August 19, 2005. The motions to dismiss are fully briefed for the Court but have not yet been decided.

The derivative complaints are based on similar facts and events as those alleged in the securities class action complaints. The complaints generally allege that the individual defendants breached the fiduciary duties that they owe to the Company and its shareholders by reason of their positions as officers and/or directors of the Company . The complaints claim that such duties were breached by defendants’ disclosure of allegedly false or misleading statements about the safety and effectiveness of Company products and the Company’s financial results. The complaints also claim that fiduciary duties were breached by defendants’ alleged use of non-public information regarding the safety of Company products and the Company’s financial condition and future business prospects to commit insider trading of the Company’s stock. The derivative plaintiffs seek damages and restitutionary, equitable, injunctive and other relief.

On May 4, 2005, a Company shareholder filed an action under in the Delaware Chancery Court against the Company under Section 220 of Delaware General Corporation Law, demanding the inspection of certain corporate documents. The Company filed an answer to the complaint on June 7, 2005. The plaintiff served discovery requests on February 14, 2006.

Securities and Exchange Commission Investigation

In December 2004, the Company was informed that the staff of the Securities and Exchange Commission had commenced an informal inquiry concerning the Company’s public statements regarding the safety and performance of the Company’s products, certain disclosure issues and the accounting for certain transactions. The Company voluntarily provided documents and information to the SEC staff. In August 2005, the Company was informed that the staff of the SEC had initiated a formal investigation as of June 20, 2005, regarding the Company’s disclosures concerning the medical safety of its products; the accounting and disclosure of certain transactions; and the unauthorized acquisition of confidential information from the Company by persons outside the Company for the possible purpose of manipulating the Company’s stock. The Company provided additional information at the request of the SEC staff. In December 2005, the SEC staff advised the Company that it had completed its investigation into the Company’s disclosures concerning the medical safety of the Company’s products; and into the accounting and disclosure issues. The SEC staff further advised the Company that it had determined that at the present time it will not recommend that the Commission institute any enforcement proceedings as to these matters. The Staff also advised the Company that it is continuing to investigate issues relating to trading in the Company’s stock.

Contract Litigation

Contract Litigation

In March 2000, Thomas N. Hennigan, a sales representative for our products from late 1997 through early 2000, sued the Company and certain of our shareholders in the United States District Court, Southern District of New York. The Company previously sued him in February 2000 in the United States District Court for the District of Arizona, but had not served him. After the New York case was dismissed in February 2001 for lack of personal jurisdiction, Mr. Hennigan brought a counterclaim in the United States District Court for the District of Arizona. Mr. Hennigan claims the exclusive right to sell our products to many of the largest law enforcement, corrections, and military agencies in the United States. He sought monetary damages that may amount to as much as $500,000 against us allegedly arising in connection with his alleged service to the Company as a distributor. His claims rest on theories of our failure to pay commissions, breach of contract, promissory estoppel, breach of fiduciary duty, and on related theories. No written contract was ever signed with Mr. Hennigan. We believe that he has no reasonable basis for claims based on informal or implied contractual rights and will be unable to prove his damages with reasonable certainty. Mr. Hennigan died in April 2001 and the case is now being prosecuted by his estate. On May 24, 2002, H.A. Russell was permitted to proceed as an additional defendant-counterclaimant. We filed various motions in November 2002 for partial summary judgment including a motion to dismiss his claims. On September 30, 2003,

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the Court issued an order granting our motion for partial summary judgment to dismiss Mr. Russell’s claims and struck Hennigan’s jury demand. On April 14, 2004, the Court issued an opinion partially granting our motion for partial summary judgment on certain joint venture, post-termination, post-death and exclusivity claims. A pretrial conference was held on July 28, 2005 and the trial started on August 31, 2005. At the conclusion of Hennigan’s case in chief, we made a motion to dismiss Hennigan’s case. The court issued a briefing schedule on our motion and the trial was suspended pending the court’s decision on our motion.

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

Other Class Action Litigation

In August 2005, the Company was served with a summons and complaint in the matter of Village of Dolton v. TASER International in which the Plaintiff alleges that defendant misled the plaintiff about the safety of the TASER device when they purchased the TASER device and are seeking damages. The plaintiff is seeking to certify the lawsuit as a class action. We have filed an answer to the complaint and a motion to dismiss. In October 2005, we filed a declaration of the former chief of police for the Village of Dolton which refutes many of the allegations made in the complaint and we filed a motion for sanctions. In October 2005, the Court issued an order partially granting our Motion to Dismiss, and denied the balance of the motions. The case is now moving forward with discovery.

Product Liability Litigation

The Company is currently named as a defendant in 49 lawsuits in which the plaintiffs alleged either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers or during training exercises. One of these cases has been dismissed by summary judgment order, but is on appeal. In addition, eleven other cases have been dismissed and are not included in this number. With respect to each of these pending 49 cases, the table below lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. This table also lists those cases which were dismissed during the most recent fiscal quarter. Cases that were dismissed in prior fiscal quarters are not included in this table. In each of the pending lawsuits, the plaintiff is seeking monetary damages from the Company. In one case the plaintiff is seeking injunctive relief in addition to monetary damages. The defense of each of these lawsuits has been submitted to our insurance carriers that maintained insurance coverage during these applicable periods and we continue to maintain product liability insurance coverage with varying limits and deductibles. Our product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $250,000 in per incident deductibles. We are defending each of these lawsuits vigorously. Although we do not expect the outcome in any individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability and damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Alvarado	4/2003	CA Superior Court	Wrongful Death	Trial scheduled for April 2006
City of Madera	6/2003	CA Superior Court	Wrongful Death	Dismissed by Summary Judgment Appeal Pending
Borden	9/2004	US District Court, SD IN	Wrongful Death	Dismissed with Prejudice
Thompson	9/2004	MI Circuit Court	Wrongful Death	Discovery Phase
Pierson	11/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
Glowczenski	10/2004	US District Court, ED NY	Wrongful Death	Case Stayed

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

LeBlanc	12/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
M. Elsholtz	12/2004	TX District Court	Wrongful Death	Discovery Phase
Washington	5/2005	US District Court, ED CA	Wrongful Death	Discovery Phase
Clark	5/2005	US District Court, ND TX	Wrongful Death	Dismissed with Prejudice
Sanders	5/2005	US District Court ED CA	Wrongful Death	Discovery Phase
Fleming	5/2005	US District Court ED LA	Wrongful Death	Discovery Phase
Woolfolk	6/2005	US District Court MD FL	Wrongful Death	Discovery Phase
Nowell	8/2005	US District Court ND TX	Wrongful Death	Dismissed with Prejudice
Graff	9/2005	AZ Superior Court	Wrongful Death	Discovery Phase
Holcomb	9/2005	US District Court, ND OH	Wrongful Death	Discovery Phase
Tucker	10/2005	US District Court, NV	Wrongful Death	Discovery Phase
Hammock	10/2005	District Court, Tarrant County, TX	Wrongful Death	Trial scheduled for October 2006
Heston	11/2005	US District Court, ND CA	Wrongful Death	Discovery Phase
A. Elsholtz	10/2005	TX District Court	Wrongful Death	Dismissed with Prejudice
Rosa	11/2005	US District Court, ND CA	Wrongful Death	Complaint Served
Gosserand	10/2005	US District Court ED LA	Wrongful Death	Discovery Phase
O’ Donnell/Hasse	11/2005	Circuit Court, Cook County, IL	Wrongful Death	Discovery Phase
Yeagley	11/2005	Hillsborough County Circuit Court, FL	Wrongful Death	Discovery Phase
Neal-Lomax	12/2005	US District Court, NV	Wrongful Death	Discovery Phase
Yanga Williams	12/2005	Gwinnett County State Court, GA	Wrongful Death	Discovery Phase
Mann	12/2005	US District Court, ND GA, Rome Div	Wrongful Death	Discovery Phase
King	12/2005	US District Court, MD FL, Jacksonville	Wrongful Death	Discovery Phase
Robert Williams	1/2006	US District Court, TX	Wrongful Death	Discovery Phase
Lee	1/2006	Davidson County, TN Circuit Court	Wrongful Death	Discovery Phase
Zaragoza	2/2006	CA Superior Court, Sacramento County	Wrongful Death	Complaint Served
Kerchoff	6/2004	US District Court, ED MI	Training Injury	Dismissed with Prejudice
Powers	11/2003	AZ Superior Court	Training Injury	Defense verdict for TASER
Cook	8/2004	NV District Court	Training Injury	Discovery Phase
Stevens	10/2004	OH Court Common Pleas	Training Injury	Discovery Phase
Lipa	2/2005	MI Circuit Court	Training Injury	Dismissed with Prejudice
Dimiceli	3/2005	FL Circuit Court	Training Injury	Discovery Phase
Allen	5/2005	AZ Superior Court	Training Injury	Discovery Phase
J.J.	7/2005	FL Circuit Court	Training Injury	Discovery Phase
J.B.	7/2005	FL Circuit Court	Training Injury	Discovery Phase
Howard	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Wagner	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Gerdon	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Gallant	8/2005	AZ Superior Court	Training Injury	Discovery Phase

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Herring	8/2005	Circuit Court of City of St. Louis, MO	Training Injury	Discovery Phase
Stewart	10/2005	Circuit Court for Broward County, FL	Training Injury	Discovery Phase
Lewandowski	1/2006	US District Court, NV	Training Injury	Discovery Phase
Peterson	1/2006	US District Court, NV	Training Injury	Discovery Phase
Cosby	8/2004	US District Court, SD NY	Injury During Arrest	Discovery Phase
Blair	3/2005	US District Court, MD NC	Injury During Detention	Summary Judgment Motion Filed Awaiting Ruling
Lewis	7/2005	US District Court Tal FL	Injury During Arrest	Trial scheduled for September 2006
Lash	8/2005	US District Court ED MO	Injury During Arrest	Motion to dismiss filed
Games	8/2005	Circuit Court, Multnomah County, OR	Injury During Arrest	Discovery Phase
Bynum	10/2005	US District Court SD NY	Injury During Arrest	Discovery Phase
Lopez	11/2005	US District Court, ND IL Eastern Div	Injury During Police Call	Discovery Phase
Bellemore	2/2006	AZ Superior Court	Injury During Arrest	Complaint Served

From time to time, the Company is notified that it may be a party to a lawsuit. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until it is actually served on the Company.

As noted in the above table, the Company received a defense verdict in the Samuel Powers v. TASER International personal injury case. As part of its legal strategy to aggressively defend these cases, the Company entered into a settlement agreement with its own insurance provider in order to prevent its insurance provider from settling the case with the plaintiff. Under the terms of the settlement, the Company received $575,000 from its liability insurance provider associated with a settlement and release agreement, under the terms of the agreement the Company assumed all future potential liability and costs from and after the date the settlement and release agreement was signed. After offsetting approximately $100,000 in legal expenses to defend and win the trial, the Company has recorded the remaining balance of approximately $475,000 as deferred income on its balance sheet. This deferred income will be used to cover any costs through all appeals and the remaining balance if any will be recorded as “other income” when final resolution is completed.

Other Litigation

In January 2005, we filed litigation in U.S. District Court for the Western District of North Carolina against Stinger Systems, Inc. and Robert Gruder alleging false advertising and a violation of the Lanham Act. The defendants have filed a counterclaim against the Company alleging defamation. This case is in the discovery phase and no trial date has been set.

In February 2005, we filed litigation in Superior Court for Maricopa County against Thomas G. Watkins III, our former patent attorney, for declaratory judgment, breach of fiduciary duty, constructive fraud, and breach of contract. Mr. Watkins originally filed patent applications on our behalf as our patent attorney for inventions utilized in the TASER X26 device in February and May 2003. In each patent application he filed a declaration stating that Magne Nerheim, our employee, was the sole inventor. These patent applications are pending. Mr. Nerheim assigned his interest in these patent applications to us. In December 2004 Mr. Watkins informed us that he now felt that he was the inventor of a portion of this invention. We vigorously dispute his claim and we believe that we are the sole owner of this invention. We have filed a motion for summary judgment in this litigation in February 2006 which motion is pending before the court. On February 14, 2006, U.S. Patent No. US 6,999,295 entitled “Dual Operating Mode Electronic Disabling Device For Generating A Time-Sequenced, Shaped Voltage Output Waveform” was issued to named inventors Thomas G. Watkins, III and Mr. Nerheim. Mr. Nerheim assigned his interest in this patent

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

to us. This patent covers a portion of the technology utilized in the TASER X26 device. This patent was applied for by Mr. Watkins without our knowledge or consent. Since we are a joint owner of this patent, this patent will not restrict us from manufacturing and selling the TASER X26 device. We have other patent applications pending that cover inventions contained in this patent. On March 13th 2006, the court issued a temporary restraining order preventing Mr. Watkins from selling, assigning, transfering or licensing this patent to a third party. A hearing has been scheduled for March 24th 2006 to determine whether a preliminary injunction should be issued.

In July 2005, we filed a lawsuit in Superior Court for Maricopa County against Gannett Co., Inc., parent company of the USA Today Newspaper and the Arizona Republic, for libel, false light invasion of privacy, injurious falsehood and tortuous interference with business relations. The complaint alleges that the defendants published an article in the USA Today Newspaper on June 3, 2005 which was grossly incorrect and completely misrepresented the facts by overstating the electrical output of the TASER X26 by a factor of 1 million. The complaint also asserts that the defendants engaged in the ongoing publication of misleading articles related to the safety of TASER products, resulting in substantial economic damages to the Company, our customers and our shareholders. The court dismissed the count of false light invasion of privacy. In January 2006 the court entered an order dismissing this lawsuit. In February 2006 the parties entered into a stipulation for dismissal with the understanding that the USA Today and the Arizona Republic would review articles regarding the TASER device with us prior to publication.

In November 2005, we filed a lawsuit in Marion County Circuit Court, Indiana against James Ruggieri for defamation, product disparagement, intentional interference with a business relationship, Lanham Act violations and tortuously affecting the fairness and integrity of litigation as adverse third-party witness. This case is entering the discovery phase and no trial date has been set.

In December 2005, we filed a lawsuit in Vigo County, Indiana, Superior Court against Roland M. Kohr for defamation, product disparagement, Lanham Act violations, tortuously affecting the fairness and integrity of litigation as adverse third-party witness, and intentional interference with a business relationship. Dr. Kohr was the Medical Examiner and expert witness in the James Borden wrongful death litigation which litigation was dismissed with prejudice. This case is in the discovery phase and no trial date has been set.

We intend to pursue and defend the foregoing lawsuits vigorously; however, the outcome of any litigation is inherently uncertain and there can be no assurance that any expenses, liability and damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.

d.  Employment Agreements

The Company has employment agreements with its President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Vice President of Research and Development and Vice President and General Counsel. The Company may terminate the agreements with or without cause. Should the Company terminate the agreements without cause, upon a change of control of the Company or death of the employee, the employees are entitled to additional compensation. Under these circumstances, these officers and employees may receive the amounts remaining under their contracts upon termination, which would total $1,097,000 in the aggregate at December 31, 2005.

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004

Deferred income tax assets
Net operating loss carryforward	$25,398,436	$26,024,446
Reserves and accruals	1,042,452	405,684
Non-employee stock option expense	310,637	183,276
Capitalized R&D	543,849	—
Charitable contributions	204,580	—
Alternative minimum tax carry forward	40,355	—

Total deferred income tax assets	27,540,309	26,613,406

Deferred income tax liabilities
Depreciation	(583,512)	(185,309)
Amortization	(41,616)	(34,468)

Total deferred income tax liabilities	(625,128)	(219,777)

Net deferred income tax assets	$26,915,181	$26,393,629

Reported as:
Current deferred tax assets	$6,955,500	$11,083,422
Long-term deferred tax assets	19,959,681	15,310,207

	$26,915,181	$26,393,629

At December 31, 2005, the Company has net operating loss carry forwards (“NOL”) for federal income tax purposes of approximately $66,300,000, respectively. The Company’s federal NOL carryforward expires in 2024. The Company files in various state jurisdictions and has state net operating loss carryforwards of approximately $49,200,000. The Company’s state NOL carryforward expires at varies dates depending on the state from 2008 to 2024.

In preparing our financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. The Company believes that the decrease in sales during 2005 were driven by outside events including the SEC inquiry announced in January 2005, adverse publicity regarding the Company and its products and a significant increase in litigation. The Company believes that many of these external events which depressed sales levels during 2005 are now more favorable and as of December 31, 2005, based on our evaluation and projections of future sales and profitability, no valuation allowance was deemed necessary as it is more likely than not that our net deferred tax assets will be realized. However, the deferred tax asset could be reduced in the near-term if estimates of future taxable income during the carryforward period are reduced.

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Significant components of the federal and state income tax expense are as follows:

	For the Year Ended December 31,
	2005	2004	2003

Current
Federal	$1,985,212	$9,773,679	$2,899,474
State	189,201	1,537,429	383,754

Total current	2,174,413	11,311,108	3,283,228

Deferred
Federal	(519,490)	627,985	(339,350)
State	(2,062)	99,907	(30,277)

Total deferred	(521,552)	727,892	(369,627)

Provision for income taxes	$1,652,861	$12,039,000	$2,913,601

A reconciliation of the Company’s effective income tax rate to the federal statutory rate follows:

	For the Year Ended December 31,
	2005	2004	2003

Federal statutory rate	35.0%	35.0%	34.5%
State tax, net of federal benefit	3.4%	3.4%	4.0%
Nondeductible lobbying expenses and other permanent differences	19.5%	0.5%	1.0%
Change in state tax law	3.0%	0.0%	0.0%

Effective income tax rate	60.9%	38.9%	39.5%

10.	Line of Credit

On July 13, 2004, the Company entered into a line of credit agreement to replace its existing line. The agreement has a total availability of $10 million. The line is secured primarily by the Company’s accounts receivable and inventory and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime. The availability under this line is computed on a monthly borrowing base, which is based on the Company’s eligible accounts receivable and inventory. The line of credit matures on June 30, 2008 and requires monthly payments of interest only. At December 31, 2005, the available borrowing under the existing line of credit was $4.2 million, and there was no amount outstanding under the line of credit. There were no borrowings under the line during the year ended December 31, 2005.

The Company’s agreement with the bank requires the Company to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage. For the year ended December 31, 2005, the Company was in violation of a debt provision by having entered into two capital lease agreements in 2005. The Company obtained a waiver from its credit provider to permanently waive this provision with respect to these capital leases.

11.	Stockholders’ Equity

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

On March 30, 2004, the Company announced that it would extend the redemption period of its publicly traded warrants to April 28, 2004. During that period, each warrant continued to be exercisable for three shares of common stock (one share of common stock plus two additional shares as a stock dividend) at $9.53 per warrant. The warrant exercise price of $9.53 is the pre-split price; although the price of the warrants was not affected by the stock splits,

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the underlying number of shares was affected. The result was that each warrant became convertible into one share of common stock and an additional five shares as a stock dividend. After that time, the warrants were no longer exercisable, and holders had the right to receive only the redemption price of $0.25 per TASER warrant. All but four of the public warrants were exercised. On December 31, 2005 and 2004, no warrants were outstanding.

d.  Stock Option Plan

The Company has historically issued stock options to various equity owners and key employees as a means of attracting and retaining quality personnel. The option holders have the right to purchase a stated number of shares at the market value on the grant date. The options issued under the Company’s 1999 Stock Option Plan (the “1999 Plan”) generally vest over a three-year period. The options issued under the Company’s 2001 Stock Option Plan (the “2001 Plan”) generally vest over a three-year period. The options issued under the Company’s 2004 Stock Option Plan (the “2004 Plan”) generally vest over a one-year period. The shares issuable under each of the plans were registered on Form S-8 with the United States Securities and Exchange Commission. The total number of shares registered under these plans were 9,952,500 under the Company’s 1999 Plan, and 6,600,000 under the 2001 Plan, and 6,800,000 under the 2004 Plan. These plans provide for officers, key employees and consultants to receive nontransferable stock options to purchase an aggregate of 23,352,500 shares of the Company’s common stock. As of December 31, 2005, 18,247,905 options had been granted at prices equal to or greater than the fair market value of the stock, 11,821,730 of the options granted had been exercised, and 5,381,980 options are remaining for future grants. During 2003 and 2004, the Company granted options to consultants at an exercise price equal to or greater than the value of the common stock on the date of grant. The options vest over a three-year period. The total compensation cost associated with the options granted to consultants was $177,142 in 2003 and approximately $625,714 in 2004.

A summary of the Company’s stock options, adjusted for stock splits in the form of stock dividends, at December 31, 2005, 2004 and 2003 and for the years then ended is presented in the table below:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Options outstanding, beginning of year	5,644,518	$3.11	10,283,808	$0.91	9,467,100	$0.77
Granted	1,550,297	$9.00	2,451,260	$8.94	3,758,400	$0.85
Exercised	(946,498)	$0.99	(6,912,892)	$1.85	(2,941,692)	$0.62
Expired/terminated	(99,526)	$6.78	(177,658)	$2.90	—

Options outstanding, end of year	6,148,791	$4.92	5,644,518	$3.19	10,283,808	$0.91

Exercisable at end of year	5,538,047	$4.87	2,898,472	$4.25	4,027,392	$0.97
Options available for grant at end of year	5,381,980		6,832,750		2,306,352
Weighted average fair value of options granted during the year		$4.71		$4.42		$0.53

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2005:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number	Exercise	Contractual	Number	Exercise
Range of Exercise Price	Outstanding	Price	Life	Exercisable	Price

$ 0.28-$ 0.99	1,378,028	$0.36	6.8	1,149,461	$0.36
$ 1.03-$ 2.41	1,943,539	$1.63	4.4	1,789,039	$1.57
$ 5.89-$ 9.65	2,333,138	$8.05	7.9	2,257,460	$8.09
$10.10-$19.76	423,586	$14.50	8.6	295,333	$14.96
$20.12-$29.98	70,500	$23.75	8.1	46,754	$23.23

$ 0.28-$29.98	6,148,791	$4.92	7.7	5,538,047	$4.87

12.	Related Party Transactions

Aircraft charter

The Company charters an aircraft for business travel from Four Futures Corporation, which is wholly-owned by Thomas P. Smith, President of the Company, and his family. For the years ended December 31, 2005 and 2004, the Company incurred charter expenses of approximately $434,000 and $154,000, respectively, to Four Futures Corporation and Thomas P. Smith. No expenses were incurred in the year ended December 31, 2003. Any personal use of the aircraft by Mr. Smith is billed to Four Futures Corporation for reimbursement. For the year ended December 31, 2005, the Company billed approximately $5,000 to Four Futures Corporation for personal use of the aircraft. At December 31, 2005, the Company had an outstanding payable of approximately $67,000 to Four Futures Corporation and Thomas P. Smith, and no amounts due from Four Futures Corporation. The Company believes that the rates charged by Four Futures Corporation are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.

The Company also charters an aircraft for business travel from Thundervolt, LLC, which is wholly owned by Patrick W. Smith, Chief Executive Officer of the Company, and Phillips W. Smith, Chairman of the Company’s Board. For the years ended December 31, 2005 and 2004, the Company incurred charter expenses of approximately $419,000 and $191,000, respectively, to Thundervolt, LLC. No expenses were incurred in the year ended December 31, 2003. Any personal use of the aircraft by Patrick, Phillip or Thomas Smith is billed to Thundervolt, LLC, or directly to the individual, for reimbursement. For the year ended December 31, 2005, the Company billed approximately $470,000, to Thundervolt, LLC, Patrick W. Smith, Phillips W. Smith and Thomas P. Smith for personal use of the aircraft. At December 31, 2005, the Company had an outstanding payable of approximately $56,000 to Thundervolt, LLC and $152,000 outstanding receivable from Thundervolt, LLC, Patrick W. Smith , Thomas P. Smith and Mark Kroll, a Board member of the Company. The Company believes that the rates charged by Thundervolt, LLC are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.

The Company has performed a review of the above relationships in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R). Neither of the relationships were determined to meet the definition of a variable interest entity (VIE) as defined by FIN 46R as both Four Futures Corporation and Thundervolt, LLC are adequately capitalized, their owners possess all of the essential characteristics of a controlling financial interest, and the Company does not have any voting rights in either entity. Therefore, the entities are not required to be consolidated into the Company’s results.

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

TASER Foundation

In November 2004, the Company established the TASER Foundation. The TASER Foundation is a 501(c)3 non-profit corporation and has made application to the IRS for tax exempt status. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Patrick W. Smith, Thomas P. Smith and Daniel M. Behrendt, all officers of the Company, also serve on the Board of Directors of the TASER Foundation. Over half of the initial $1 million endowment was contributed directly by TASER International, Inc. employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the years ended December 31, 2005 and 2004, the Company incurred approximately $119,000 and $32,000, respectively in such administrative costs. In addition, for the year ended December 31, 2005, the Company contributed $325,000 to the TASER Foundation. No contributions were made in 2004.

Consulting services

Beginning in August 2005, the Company agreed to pay Mark Kroll, a member of the Board of Directors, a retainer of $8,000 per month to provide consultancy services. The cumulative expense for the period ended December 31, 2005 was approximately $42,000. At December 31, 2005, the Company had accounts payable of approximately $42,000 related to these services.

13.	Selected Quarterly Financial Data (unaudited)

Selected quarterly financial data for years ended December 31, 2005 and 2004 follows (in thousands except for per share data):

	Quarter Ended
	Mar. 31, 2005	Jun. 30, 2005	Sep. 30, 2005	Dec. 31, 2005

Net sales	$10,204,161	$13,206,659	$11,675,611	$12,607,750
Gross margin	$5,676,136	$8,461,647	$7,848,370	$8,196,791
Net income (loss)	$(38,915)	$662,574	$330,424	$108,774
Basic net income (loss) per share	$0.00	$0.01	$0.01	$0.00
Diluted net income (loss) per share	$0.00	$0.01	$0.01	$0.00

	Quarter Ended
	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Dec. 31, 2004

Net sales	$13,136,554	$16,322,007	$18,947,548	$19,233,770
Gross margin	$8,682,094	$10,862,223	$13,179,236	$12,460,830
Net income	$3,551,030	$4,490,432	$6,126,038	$4,714,242
Basic net income per share	$0.07	$0.08	$0.11	$0.08
Diluted net income per share	$0.06	$0.07	$0.09	$0.07

14.	Restatement of 2004 Results

In April 2005, subsequent to the issuance of our financial statements for the year ended December 31, 2004, the Company discovered an error in that certain stock option grants were treated as incentive stock options when the grants should have been classified as non-statutory stock options because of the annual limitation on incentive stock options under applicable tax regulations. For employees who exercised stock option grants and held the underlying stock, to the extent such option grants should have been classified as non-statutory stock options (as opposed to incentive stock options), the employee’s taxable compensation was understated and the Company was entitled to a deduction from its taxable income equal to the amount of additional compensation attributable to the exercise of non-statutory stock options. This resulted in an increase in previously reported deferred tax assets at December 31,

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2004 by approximately $3.0 million, with a corresponding increase to additional paid in capital. In addition, while incentive stock options are not subject to payroll tax withholding, non-statutory stock options that result in ordinary income when exercised are subject to paroll tax withholding for the employee and an equal amount to be paid by the employer. The impact to the Company in the year ended December 31, 2004 of the additional payroll tax withholding was approximately $395,000, which was recorded as an increase to selling, general and administrative expenses over amounts previously reported. As a result, the provision for income taxes decreased by approximately $152,000, which resulted in a corresponding increase in deferred tax assets. This adjustment impacted previously reported net income for the year ended December 31, 2004 by approximately $243,000 which reduced diluted earnings per share for such period by $0.01 to $0.30. The change in net income was not significant enough to affect basic earnings per share for the year ended December 31, 2004. The Company also improperly tax affected the pro forma expense associated with incentive stock options for the year ended December 31, 2004. The pro forma expense is used in the calculation of pro forma basic and diluted net income per share. As a result of these errors, pro forma net income decreased from $12,005,000 to $10,735,000, and pro forma basic and diluted net income per share decresed from $0.21 and $0.19 to $0.19 and $0.17, respectively. The 2004 pro forma net income, pro forma basic and diluted earnings per share were restated in Form 10-KSB/A filed May 23, 2005.

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

TASER INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes changes in the previously reported information in Note 2q:

	For the Year Ended
	December 31, 2004
	As Previously
	Reported	As Restated

Net Income as reported	$19,125	$18,882	(1)
Add; Total stock-based compensation included in net incomes as reported	626	626
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(7,746)	(8,773)

Pro Forma Net Income	$12,005	$10,735

Net income per common share:
Basic, as reported	$0.33	$0.33
Basic, pro forma	$0.21	$0.19
Diluted, as reported	$0.31	$0.30
Diluted, pro forma	$0.19	$0.17

(1)	As restated for effect of employer payroll taxes as described above.

TASER INTERNATIONAL, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period

Allowance for doubtful accounts
Year ended December 31, 2005	$120,000	$26,620	$—	$(35,738)	$110,882

Year ended December 31, 2004	$30,000	$90,000	$—	$—	$120,000

Year ended December 31, 2003	$20,000	$12,908	$—	$(2,908)	$30,000

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Company’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
3.2	Company’s Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
3.3	Certificate of Amendment to Certificate of Incorporation dated September 1, 2004 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB, filed March 31, 2005)
4.1	Reference is made to pages 1 — 4 of Exhibit 3.1 and pages 1 — 5 and 12 — 14 of Exhibit 3.2
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.1*	Employment Agreement with Patrick W. Smith, dated July 1, 1998 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.2*	Employment Agreement with Thomas P. Smith, dated November 15, 2000 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.3*	Employment Agreement with Kathleen C. Hanrahan, dated November 15, 2000 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.4*	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.5*	Form of Indemnification Agreement between the Company and its officers (incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.6*	1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.7*	2001 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.8*	Form of Warrant issued to Bruce Culver and Phil Smith (incorporated by reference to Exhibit 10.8 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)
10.9	Lease between the Company and Norton P. Remes and Joan A. Remes Revocable Trust, dated November 17, 2000 (incorporated by reference to Exhibit 10.14 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended
10.10	Form of Sales Representative Agreement with respect to services by and between the Company and Sales Representatives (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 15, 2002), as amended
10.11	Lease Agreement, dated April 17, 2001, payable to GE Capital Corporation in the amount of $37,945 (incorporated by referenced to Exhibit 10.13 to the Annual Report on Form 10-KSB, filed March 15, 2002), as amended
10.12*	Employment Agreement with Douglas E. Klint, dated December 15, 2002 (incorporated by referenced to Exhibit 10.14 to the Annual Report on Form 10-KSB, filed March 15, 2002), as amended
10.13	Credit Agreement dated July 13, 2004, between the Company and Bank One (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.14*	Employment Agreement with Daniel Behrendt, dated April 28, 2004 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.15*	2004 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.16*	TASER 2004 Outside Directors Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-KSB, filed March 31, 2005)
14.1	Code of Ethics, as adopted by the Board of Directors (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB, filed March 31, 2005)

Exhibit
Number	Description

23.1	Consent of Grant Thornton, LLP, independent registered public accounting firm
23.2	Consent of Deloitte & Touche, LLP, independent registered public accounting firm
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement