Form 10-Q
period 2006-03-31
TASER INTERNATIONAL INC
filed 2006-05-18
CIK 1069183

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 62,050,383 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of May 17, 2006.

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TASER INTERNATIONAL, INC.
BALANCE SHEETS
(UNAUDITED)

	March 31, 2006	December 31, 2005
		(As restated, see note 3)
ASSETS
Current assets
Cash and cash equivalents	$14,267,459	$16,351,909
Short-term investments	1,008,596	—
Accounts receivable, net of allowance of $111,000 in 2006 and 2005	7,698,490	5,422,027
Inventory	8,995,786	10,105,336
Prepaids and other assets	1,954,251	2,795,576
Insurance settlement proceeds receivable	—	575,000
Income tax receivable	43,754	44,454
Current deferred income tax asset	7,168,070	6,955,500

Total current assets	41,136,406	42,249,802
Long-term investments	30,132,073	27,548,120
Property and equipment, net	21,094,598	21,061,754
Deferred income tax asset	19,287,519	20,040,788
Intangible assets, net	1,334,392	1,340,783

Total assets	$112,984,988	$112,241,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of capital lease obligations	$43,617	$43,111
Accounts payable and accrued liabilities	5,579,528	6,315,654
Current deferred revenue	632,651	561,165
Deferred insurance settlement proceeds	442,472	476,515
Customer deposits	238,562	190,256

Total current liabilities	6,936,830	7,586,701
Capital lease obligations, net of current portion	65,090	76,188
Deferred revenue, net of current portion	977,692	839,983

Total liabilities	7,979,612	8,502,872

Commitments and Contingencies	—	—
Stockholders’ equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.00001 par value per share; 200 million shares authorized; 62,010,754 and 61,938,654 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	620	619
Additional paid-in capital	79,203,883	78,742,862
Retained earnings	25,800,873	24,994,894

Total stockholders’ equity	105,005,376	103,738,375

Total liabilities and stockholders’ equity	$112,984,988	$112,241,247

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF INCOME
(UNAUDITED)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
		(As restated, see note 3)
Net Sales	$13,893,563	$10,204,161

Cost of Products Sold:
Direct manufacturing expense	3,529,401	3,110,206
Indirect manufacturing expense (including stock-based compensation expense of $31,834 and $0 in 2006 and 2005, respectively)	1,409,468	1,528,815

Total Cost of Products Sold	4,938,869	4,639,021

Gross Margin	8,954,694	5,565,140
Sales, general and administrative expenses (including stock-based compensation expense of $267,144 and $0 in 2006 and 2005, respectively)	7,254,312	5,407,377
Research and development expenses (including stock-based compensation expense of $63,022 and $0 in 2006 and 2005, respectively)	663,810	347,363

Income (loss) from operations	1,036,572	(189,600)
Interest income	367,435	198,875
Interest expense	(2,007)	(88)
Other expense, net	(112)	(375)

Income before provision for income taxes	1,401,888	8,812
Provision for income taxes	595,909	3,419

Net income	$805,979	$5,393

Income per common and common equivalent shares
Basic	$0.01	$0.00
Diluted	$0.01	$0.00
Weighted average number of common and common equivalent shares outstanding
Basic	61,947,048	61,101,125
Diluted	64,053,031	63,948,784
The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
		(As restated, see note 3)
Cash Flows from Operating Activities:
Net income	$805,979	$5,393
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	516,740	266,777
Provision for excess and obsolete inventory	3,472	—
Provision for warranty	100,707	365,718
Stock-based compensation expense	362,000	—
Reduction of deferred insurance settlement proceeds	(34,043)	—
Deferred income taxes	540,699	(58,137)
Excess tax benefits from stock-based compensation	—	70,072
Change in assets and liabilities:
Accounts receivable	(2,276,463)	5,701,016
Inventory	1,106,078	(2,015,182)
Prepaids and other assets	1,416,325	40,668
Income tax receivable	700	—
Accounts payable and accrued liabilities	(836,833)	(3,028,944)
Deferred revenue	209,195	12,859
Customer deposits	48,306	47,647

Net cash provided by operating activities	1,962,862	1,407,887

Cash Flows from Investing Activities:
Purchases of investments	(33,520,470)	(12,511,725)
Proceeds from investments	29,927,921	18,184,932
Purchases of property and equipment	(538,569)	(3,665,590)
Purchases of intangible assets	(4,624)	(16,811)

Net cash provided (used) by investing activities	(4,135,742)	1,990,806

Cash Flows from Financing Activities:
Payments under capital leases	(10,592)	(2,772)
Proceeds from options exercised	99,022	285,965

Net cash provided by financing activities	88,430	283,193

Net increase (decrease) in Cash and Cash Equivalents	(2,084,450)	3,681,886
Cash and Cash Equivalents, beginning of period	16,351,909	14,757,159

Cash and Cash Equivalents, end of period	$14,267,459	$18,439,045

Supplemental Disclosure:
Cash paid for interest	$2,021	$88
Cash (refunded) paid for income taxes — net	$(700)	$—
Non Cash Transactions-
Increase to deferred tax asset related to tax benefits realized from the exercise of stock options (with a related increase to additional paid in capital of $0 and $1,166,224)	$—	$1,096,152
Increase to property and equipment with a corresponding increase in accounts payable	$—	$1,389,475
The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)
1. Company background
     TASER International, Inc. (TASER or the Company) is a global leader in the development and manufacture of advanced electronic control devices designed for use in law enforcement, corrections, private security and personal defense. The Company’s core expertise includes proprietary, patented technology which is uniquely capable of incapacitating highly focused and aggressive subjects. The Company’s proprietary Neuro-Muscular Incapacitation (NMI) technology uses electrical impulses to interfere with a subject’s neuron-muscular system, causing substantial incapacitation regardless of whether the subject feels or responds to pain. The Company’s current flagship products are the TASER M26 and TASER X26 models. Both the M26 and the X26 are hand-held devices which launch two wire-tethered probes at a remote target up to a maximum distance of 35 feet. These wire tethered probes serve to form an electrical connection from the TASER device to the subject, thereby eliminating the need for the user to make close contact with the potentially dangerous target. In addition to the hand-held devices, the Company also sells disposable cartridges which contain the probes, wires, and proprietary nitrogen propulsion system. These cartridges are disposable and provide a recurring revenue stream from the Company’s installed customer base. There are several models of cartridges with ranges from 15 feet to 35 feet and include both electrically active cartridges and inert simulation cartridges used only in training. The Company also sells batteries, chargers, holsters and other accessories.
     It should be noted that the Company’s products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. A person injured in a confrontation or otherwise in connection with the use of the Company’s products may bring legal action against the Company to recover damages on the basis of theories including personal injury, wrongful death, negligent design, dangerous product or inadequate warning. The Company is currently subject to a number of such lawsuits. The Company may also be subject to lawsuits involving allegations of misuse of its products. The Company has seen and expects to continue to see additional complaints filed against it alleging injuries resulting from the use of a TASER device. If successful, personal injury, misuse and other claims could have a material adverse effect on the operating results and financial condition of the Company. Although the Company carries product liability insurance, significant litigation could also result in a diversion of management’s attention and resources, negative publicity and an award of monetary damages in excess of its insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that existing or any future litigation will not have a material adverse effect on the Company’s revenues, financial condition or financial results.
     The Company’s deferred tax asset includes $63.4 million in net operating loss carryforwards. The amount of the deferred tax asset is considered realizable, however, it could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
2. Summary of significant accounting policies
a. Basis of presentation
     The accompanying unaudited financial statements of TASER International, Inc. include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of March 31, 2006 and March 31, 2005 and the periods then ended. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited financial statements in accordance with applicable rules.
     The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year (or any other period) and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed on March 16, 2006.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
b. Segment information
     Management has determined that its operations are comprised of one reportable segment. For the three months ended March 31, 2006 and 2005, sales by geographic area were as follows:

	For the Three Months Ended
	March 31,	March 31,
	2006	2005
United States	92%	89%
Other Countries	8%	11%

Total	100%	100%

     Sales to customers outside the United States are denominated in U.S. dollars. All significant assets of the Company are located in the United States.
c. Stock-Based compensation
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, no stock-based compensation expense was recognized in the income statement for the three-month period ended March 31, 2005, as all options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted by SFAS No. 123, stock-based compensation was included as a pro forma disclosure in the notes to the Company’s financial statements for the three month period ended March 31, 2005.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method.
     Total stock-based compensation expense recognized in the income statement for the three months ended March 31, 2006 was $362,000 before income taxes. The related total deferred tax benefit was approximately $115,000 for the three months ended March 31, 2006.
     Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.
     The following table shows the effect on net income and basic and diluted earnings per share for the three months ended March 31, 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”:

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued

Three Months Ended
March 31, 2005
(As restated, see note 3)
Net income, as reported	$5,393
Add: Total stock-based compensation included in net income as reported	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(490,000)

Net income — pro forma	$(484,607)

Net loss per common share — as reported:
Basic	$0.00
Diluted	$0.00
Net loss per common share — pro forma:
Basic, pro forma	$(0.01)
Diluted, pro forma	$(0.01)
     Disclosures for the period ended March 31, 2006 are not presented because the amounts are recognized in the financial statements in connection with the adoption of SFAS 123R.
     SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (“BSM”) option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the three-month periods ended March 31, 2006 and March 31, 2005 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	Three
	Months Ended
	March 31, 2006	March 31, 2005
Expected life	3.49 years	1.5 -3years
Volatility	68.08%	106.0%
Risk free interest rate	4.5 - 4.64%	3.5%
Dividend yields	—	—
Weighted-average fair value of options granted during the period	$4.44	$9.83
     The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2006, expected stock price volatility is based on a combination of historical volatility of the Company’s stock and the one-year implied volatility of its traded options, for the related vesting periods. Prior to the adoption of SFAS 123R, expected stock price volatility was estimated using only historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
d. Income per Common Share
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

	Earnings Per Share
	For the Three Months Ended
	March 31, 2006	March 31, 2005
		(As restated, see note 3)
Numerator for basic and diluted earnings per share
Net income	$805,979	$5,393

Denominator for basic earnings per share — weighted average shares outstanding	61,947,048	61,101,125
Dilutive effect of shares issuable under stock options outstanding	2,105,983	2,847,659

Denominator for diluted earnings per share — adjusted weighted average shares outstanding	64,053,031	63,948,784

Net income per common share
Basic	$0.01	$0.00
Diluted	$0.01	$0.00
     Basic net income per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2006 and 2005 the effects of 561,986, and 268,494 stock options, respectively, were excluded from the calculation of diluted income per share as their effect would have been antidilutive and decreased the loss per share.
e. Warranty Costs
     The Company warrants its products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective TASER unit for a fee. We also sell extended warranties for periods of up to four years after the expiration of the limited one year warranty. The Company tracks historical data related to returns and related warranty costs on a quarterly basis, and estimates future warranty claims by applying the estimated average return rate to the product sales for the period. Historically, the reserve amount is increased if the Company becomes aware of a component failure that could result in larger than anticipated returns from its customers. After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the ADVANCED TASER device for a fee and the TASER X26 for a prorated discounted price depending on when the product was placed into service. These fees are intended to cover the handling and repair costs and include a profit. A summary of changes in the warranty accrual for the three months ended March 31, 2006 and 2005 is as follows:

	March 31, 2006	March 31, 2005
Balance at Beginning of Period	$851,920	$457,914
Utilization of Accrual	(127,733)	(275,759)
Warranty Expense	100,707	365,718

Balance at End of the Period	$824,894	$547,873

f. Recent Accounting Pronouncements
     In November 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards ” (“FSP 123(R)-3”). Under the provisions of FSP 123(R)-3, entities may follow either the transition guidance for the additional paid-in capital pool as prescribed by SFAS 123(R), or elect to use the alternative transition method as described in the FSP. An entity that adopts SFAS 123(R) using the modified prospective application method may make a one-time election to adopt the transition method described in the FSP. The Company is currently evaluating the available transition alternatives and has until November 2006, which is one year from the effective date of the FSP, to finalize the one-time election.

3.	Manufacturing overhead methodology and error corrections
     On May 11, 2006, the Company concluded that its financial statements at March 31, 2005, June 30, 2005 and September 30, 2005 and for the periods then ended, included in our Form 10-Qs for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005, respectively, should no longer be relied upon due to an error in those financial statements which resulted in the incorrect calculation of manufacturing overhead costs being applied to inventory. The Company has restated the results for the quarter ended March 2005 in this filing and will be amending its Form 10-Qs for the periods ended June 30, 2005 and September 30, 2005 to reflect the restated results of those periods. The Company has also disclosed below the impact of the restatement on the results for the three months ended December 31, 2005, which were previously reported in the Company’s Form 10-K. No restatement of the Company’s financial statements for the years ended December 31, 2005 and December 31, 2004 is necessary as a result of the matters discussed below as the Company has determined they are not material to those periods based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99 — “Materiality”.
     During the first quarter of 2006, the Company determined that its historical methodology for the calculation of indirect manufacturing overhead costs applied to inventory was incorrect and the Company also identified a clerical error in the calculation of the overhead applied to inventory for the three months ended December 31, 2005. The Company originally recorded an adjustment in the first quarter of 2006 to correct the net cumulative impact of the change in methodology and the clerical error. However, as it was subsequently determined that the impact of correcting the methodology related to prior periods was material to the operating results of the first quarter of 2006, a further adjustment was necessary to reflect the cumulative net impact of the change in methodology related to the relevant prior year periods. Additionally, the Company has recorded the impact of previously unrecorded adjustments related to cut-off errors primarily for legal and professional fees and the related income tax effects.
     The impact of these adjustments in the first quarter of 2006 was to increase indirect manufacturing expenses by $21,000 and reduce sales, general and administrative expenses by $220,000, resulting in a $113,000 increase in net income to $806,000 compared to $693,000 reported in our earnings release on April 26, 2006.
     For the three months ended March 31, 2005, the correction to adjust for the change in methodology for the calculation of manufacturing overhead applied to inventory resulted in an increase in indirect manufacturing expense of $111,000 and a decrease in sales, general and administrative expenses of $54,000. Additionally, the Company had approximately $128,000 of legal services rendered but not invoiced which were attributable to the prior period and were previously determined to be immaterial. These services were subsequently expensed in the first quarter of 2005 and as such, to reflect them in the correct period, the Company has recorded an adjustment to reduce sales, general and administrative expenses in the first quarter of 2005 by $128,000. The net impact of these adjustments in the first quarter of 2005 was to generate net income of $5,000 compared to the net loss of $(39,000) as previously reported in our Form 10Q/A filed on January 13, 2006.
     A summary of the impact to correct the amount of manufacturing overhead applied to inventory, record preciously unrecorded cut-off errors and the related income tax effects on the income statement for the three months ended March 31, 2005 is as follows:

	Three Months Ended March 31, 2005
	As Previously	Overhead	Cut-off
	Reported	Adjustments	Adjustments	As Restated

Statements of Income

Indirect manufacturing expense	$1,417,819	$110,996	$—	$1,528,815
Total Cost of Products Sold	4,528,025	110,996	—	4,639,021
Gross Margin	5,676,136	(110,996)	—	5,565,140
Sales, general and administrative expenses	5,590,100	(54,461)	(128,262)	5,407,377
Income (loss) from operations	(261,327)	(56,535)	128,262	(189,600)
Income (loss) before provision for income taxes	(62,915)	(56,535)	128,262	8,812
Provision (credit) for income taxes	(24,000)	(21,609)	49,028	3,419
Net income (loss)	$(38,915)	$(34,926)	$79,234	$5,393

Income per common share
Basic	$0.00	$—	$—	$0.00
Diluted	$0.00	$—	$—	$0.00

The corrections described above did not change net cash provided by operating activities for the three months ended March 31, 2005.
     The Company’s income statements for the second and third quarters of 2005 will be adjusted for these items in amended Form 10-Qs to be filed for the periods ended June 30, 2005 and September 30, 2005 as reflected in the tables below. The Company has determined that the impact on the balance sheets of the aforementioned periods was immaterial.

	Three Months Ended June 30, 2005				Six Months Ended June 30, 2005
	As Previously	Overhead	Cut-off		As Previously	Overhead	Cut-off
	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated

Statements of Income

Indirect manufacturing expense	$1,219,342	$270,124	$—	$1,489,466	$2,637,161	$381,120	$—	$3,018,281
Total Cost of Products Sold	4,745,012	270,124	—	5,015,136	9,273,037	381,120	—	9,654,157
Gross Margin	8,461,647	(270,124)	—	8,191,523	14,137,783	(381,120)	—	13,756,663
Sales, general and administrative expenses	7,240,994	(137,884)	7,155	7,110,265	12,831,094	(192,345)	(121,107)	12,517,642
Income from operations	825,112	(132,240)	(7,155)	685,717	563,785	(188,775)	121,107	496,117
Income before provision for income taxes	1,113,574	(132,240)	(7,155)	974,179	1,050,659	(188,775)	121,107	982,991
Provision for income taxes	451,000	24,724	1,338	477,062	427,000	3,115	50,366	480,481
Net income	$662,574	$(156,964)	$(8,493)	$497,117	$623,659	$(191,890)	$70,741	$502,510

Income per common share
Basic	$0.01	$—	$—	$0.01	$0.01	$—	$—	$0.01
Diluted	$0.01	$—	$—	$0.01	$0.01	$—	$—	$0.01

	Three Months Ended September 30, 2005				Nine Months Ended September 30, 2005
	As Previously	Overhead	Cut-off		As Previously	Overhead	Cut-off
	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated

Statements of Income

Indirect manufacturing expense	$894,450	$108,469	$—	$1,002,919	$3,531,611	$489,589	$—	$4,021,200
Total Cost of Products Sold	3,827,241	108,469	—	3,935,710	13,100,278	489,589	—	13,589,867
Gross Margin	7,848,370	(108,469)	—	7,739,901	21,986,153	(489,589)	—	21,496,564
Sales, general and administrative expenses	6,909,018	(149,741)	(34,378)	6,724,899	19,740,112	(342,086)	(155,485)	19,242,541
Income from operations	578,663	41,272	34,378	654,313	1,142,448	(147,503)	155,485	1,150,430
Income before provision for income taxes	885,424	41,272	34,378	961,074	1,936,083	(147,503)	155,485	1,944,065
Provision for income taxes	555,000	17,018	14,176	586,194	982,000	20,133	64,542	1,066,675
Net income	$330,424	$24,254	$20,202	$374,880	$954,083	$(167,636)	$90,943	$877,390

Income per common share
Basic	$0.01	$—	$—	$0.01	$0.02	$—	$—	$0.01
Diluted	$0.01	$—	$—	$0.01	$0.01	$—	$—	$0.01
     A summary of the impact to correct the cumulative amount of manufacturing overhead costs applied to inventory, record previously unrecorded proposed cut-off errors and the related income tax effects on the income statement and balance sheet for the year ended December 31, 2005 is as follows:

	Year Ended December 31, 2005
	As Previously	Overhead	Cut-off
	Reported	Adjustments	Adjustments	As Restated

Statements of Income

Indirect manufacturing expense	$4,667,421	$585,049	$—	$5,252,470
Total Cost of Products Sold	17,511,237	585,049	—	18,096,286
Gross Margin	30,182,944	(585,049)	—	29,597,895
Sales, general and administrative expenses	27,058,242	(484,043)	(90,714)	26,483,485
Income from operations	1,550,654	(101,006)	90,714	1,540,362
Income before provision for income taxes	2,715,718	(101,006)	90,714	2,705,426
Provision for income taxes	1,652,861	(38,775)	34,824	1,648,910
Net income	$1,062,857	$(62,231)	$55,890	$1,056,516

Income per common share
Basic	$0.02	$—	$—	$0.02
Diluted	$0.02	$—	$—	$0.02

	Year Ended December 31, 2005
	As Previously	Overhead	Cut-off
	Reported	Adjustments	Adjustments	As Restated

Balance Sheet

Inventory	$10,283,390	$(178,054)	$—	$10,105,336
Total current assets	42,427,856	(178,054)	—	42,249,802
Deferred income tax asset	19,959,681	68,777	12,330	20,040,788
Total assets	112,338,194	(109,277)	12,330	112,241,247
Accounts payable and accrued liabilities	6,285,274	—	30,380	6,315,654
Total current liabilities	7,556,321	—	30,380	7,586,701
Total liabilities	8,472,492	—	30,380	8,502,872
Retained earnings	25,122,221	(109,277)	(18,050)	24,994,894
Total stockholders’ equity	103,865,702	(109,277)	(18,050)	103,738,375
Total liabilities and stockholder’ equity	$112,338,194	$(109,277)	$12,330	$112,241,247
In addition the impact on the table of selected quarterly data as reported in footnote 13 to the Company’s Form 10-K for the year ended December 31, 2005 is as follows:

	Three Months Ended December 31, 2005
	As Previously	Overhead	Cut-off
	Reported	Adjustments	Adjustments	As Restated

Selected Quarterly Financial Data

Gross Margin	8,196,791	(95,460)	—	8,101,331
Net income	$108,774	$46,497	$(64,771)	$90,500

Income per common share
Basic	$0.00	$—	$—	$0.00
Diluted	$0.00	$—	$—	$0.00
The corrections identified above did not change net cash provided by operating activities for the year ended December 31, 2005. The effect on the Company’s December 31, 2005 and 2004 net income, earnings per share, cashflow from operations and stockholders equity are deemed to be immaterial and therefore no restatement is required.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
4. Cash, cash equivalents and investments
     The following is a summary of cash, cash equivalents and held-to-maturity investments as distributed by type at March 31, 2006 and December 31, 2005:

	March 31, 2006				December 31, 2005
		Gross Unrealized	Gross Unrealized			Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Cash	$4,277,381	$—	$—	$4,277,381	$6,387,796	$—	$—	$6,387,796
Government sponsored entity securities	41,130,747	—	(444,228)	40,686,519	37,512,233	22,887	(388,252)	37,146,868

Total cash, cash equivalents and investments	$45,408,128	$—	$(444,228)	$44,963,900	$43,900,029	$22,887	$(388,252)	$43,534,664

	March 31,	December 31,
	2006	2005
Government sponsored entity securities reported as:
Cash equivalents	$9,990,078	$9,964,113
Short term investments	1,008,596	—
Long term investments	30,132,073	27,548,120

	$41,130,747	$37,512,233

The following table summarizes the contractual maturities of government sponsored entity securities at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
Less than 1 year	$16,001,250	$14,980,493
1-3 years	25,129,497	22,531,740

	$41,130,747	$37,512,233

     The following table provides information about held-to-maturity investments with gross unrealized losses and the length of time that individual investments have been in a continuous unrealized loss position at March 31, 2006:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Government sponsored entity securities	$20,519,724	$(102,428)	$20,166,795	$(341,800)	$40,686,519	$(444,228)
     The unrealized losses on the Company’s investment in government sponsored entity securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government and, accordingly it is expected that the securities would not be settled for a price less than the amortized cost of the investment. Since the decline in fair value was attributable to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2006.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
5. Inventories
     Inventories are stated at the lower of cost or market; cost is determined using the weighted average cost which approximates the first-in, first-out (FIFO) method. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. Inventories as of March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005
		(As restated, see note 3)
Raw materials and work-in-process	$5,565,593	$8,054,683
Finished goods	3,694,415	2,311,403
Reserve for excess and obsolete inventory	(264,222)	(260,750)

Total Inventory	$8,995,786	$10,105,336

6. Intangible assets
Intangible assets consist of the following at March 31, 2006 and December 31, 2005:

		March 31, 2006			December 31, 2005
		Gross			Gross		Net
		Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
TASER.com domain name	5 Years	$60,000	$59,000	$1,000	$60,000	$56,000	$4,000
Issued patents	4 to 15 Years	169,647	65,120	104,527	168,280	59,238	109,042
Issued trademarks	9 to 11 Years	15,109	1,043	14,066	14,198	695	13,503
Non compete agreement	7 Years	50,000	19,642	30,358	50,000	17,857	32,143

		294,756	144,805	149,951	292,478	133,790	158,688

Unamortized intangible assets:
TASER Trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		284,441		284,441	282,095		282,095

		1,184,441		1,184,441	1,182,095		1,182,095

Total intangible assets		$1,479,197	$144,805	$1,334,392	$1,474,573	$133,790	$1,340,783

Amortization expense for the three months ended March 31, 2006 and 2005 was $11,015 and $9,781, respectively. Estimated amortization expense of intangible assets for the balance of 2006, the next four years and thereafter is as follows:

2006	$25,176
2007	32,235
2008	32,235
2009	20,313
2010	12,159
Thereafter	27,833

$149,951

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
7. Income taxes
     The deferred income tax asset at March 31, 2006 is comprised primarily of a net operating loss carryforward, which resulted from the compensation expense the Company recorded for income tax purposes when employees exercised stock options. For the three months ended March 31, 2006, the Company did not recognize additional tax benefits related to stock option transactions. A total tax benefit of $1,166,224 was credited to additional paid-in capital in three months ended March 31, 2005. Additionally, warranty and inventory reserves, accrued vacation and other items have contributed to the deferred income tax asset.
     The Company’s total current and long term deferred tax asset at March 31, 2006 is $26.5 million. In preparing the Company’s financial statements, the Company has assessed the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. The Company believes that as of March 31, 2006, based on an evaluation and projections of future sales and profitability, no valuation allowance was deemed necessary as the Company concluded that it is more likely than not that the Company’s net deferred tax assets will be realized. However, the deferred tax asset could be reduced in the near-term if estimates of future taxable income during the carryforward period are reduced.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
8. Stockholders equity
Stock Award Activity
     At March 31, 2006, the Company had three stock-based compensation plans, which are described more fully in Note 11 to the financial statements included in the Company’s Annual Report on Form 10-K as filed on March 16, 2006.
     The following table summarizes the stock options available and outstanding as of March 31, 2006 and March 31, 2005 as well as activity during the three months then ended:

		Outstanding Options
	Shares		Weighted
	Available for	Number of	Average
	Grant	options	Exercise Price
Balance at December 31, 2005	5,381,980	6,161,933	$4.92
Granted	(34,750)	34,750	$8.59
Exercised	—	(72,100)	$1.37
Expired/terminated	3,622	(3,622)	$10.87

Balance at March 31, 2006	5,350,852	6,120,961	$4.98

Balance at December 31, 2004	6,832,750	5,605,419	$3.16
Granted	(47,900)	47,900	$16.12
Exercised	—	(267,061)	$1.06
Expired/terminated	36,431	(36,431)	$11.17

Balance at March 31, 2005	6,821,281	5,349,827	$3.32

     The options outstanding as of March 31, 2006 have been segregated into five ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
			Weighted
			Average
		Weighted	Remaining		Weighted
	Number	Average	Contractual	Number	Average
Range of Exercise Price	Outstanding	Exercise Price	Life	Exercisable	Exercise Price
$0.28 — $0.99	1,366,538	$0.36	6.6	1,365,204	$0.36
$1.03 — $2.41	1,894,532	$1.64	3.0	1,807,705	$1.60
$5.89 — $9.65	2,358,067	$8.05	7.6	2,159,011	$8.06
$10.10 — $19.76	433,724	$14.41	8.5	308,618	$14.96
$20.12 — $29.98	68,100	$23.73	8.0	50,202	$23.27

$0.28 — $29.98	6,120,961	$4.98	6.0	5,690,740	$4.67

     Aggregate intrinsic value of options outstanding and options exercisable at March 31, 2006 was $36.9 million and $35.7 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $10.59 as of March 31, 2006, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $676,000 and $3.5 million for the three-month periods ended March 31, 2006 and 2005, respectively. As of March 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.7 million, which is expected to be recognized over a weighted average period of approximately 13 months.
     The total fair value of options vested was $13.7 million and $7.1 million for the three-month periods ended March 31, 2006 and 2005, respectively.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
9. Line of credit
     The Company has a line of credit agreement with a bank which provides for a total availability of $10 million. The line is secured primarily by the Company’s accounts receivable and inventory and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime. The availability under this line is computed on a monthly borrowing base, which is based on the Company’s eligible accounts receivable and inventory. The line of credit matures on June 30, 2008 and requires monthly payments of interest only. At March 31, 2006, the available borrowing was $6.9 million and there was no amount outstanding under the line of credit. There have been no borrowings under the line of credit to date.
     The Company’s agreement with the bank requires the Company to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage ratios. For the three months ended March 31, 2006, the Company was in compliance with all covenants.
10. Legal proceedings
Securities Litigation
Securities Class Action Litigation
     Beginning on or about January 10, 2005, numerous securities class action lawsuits were filed against the Company and certain of its officers and directors. These actions were filed on behalf of the purchasers of the Company’s stock in various class periods, beginning as early as May 29, 2003 and ending as late as January 14, 2005. The majority of these lawsuits were filed in the District of Arizona. Four actions were filed in the United States District Court for the Southern District of New York and one in the Eastern District of Michigan. The New York and Michigan actions were transferred to the District of Arizona. The class actions were consolidated by Judge Susan Bolton and Lead Plaintiff and Lead Counsel were selected. The Lead Plaintiff filed a consolidated complaint (which became the operative complaint for all of the class actions) on August 29, 2005. The operative class period is May 29, 2003 to January 11, 2005. The defendants filed a motion to dismiss the consolidated complaint, which has been fully briefed for the Court but has not yet been decided
     The consolidated complaint alleges, among other things, violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, promulgated thereunder, and seeks unspecified monetary damages and other relief against all defendants. The consolidated amended complaint generally alleges that the Company and the individual defendants made false or misleading public statements regarding, among other things, the safety of the Company’s products and the Company’s ability to meet its sales goals, including the validity of a $1.5 million sales order with the Company’s distributor, Davidson’s, in the fourth quarter of 2004. The consolidated complaint also alleges that product defects were leading to excessive product returns by customers.
Shareholder Derivative Litigation
     Beginning on or about January 11, 2005, numerous shareholder derivative actions were also filed against the Company’s officers and directors. Such actions have been filed in the United States District Court for the District of Arizona, the Arizona Superior Court in Maricopa County, and the Delaware Chancery Court in New Castle County. The derivative actions pending in the Arizona Superior Court and the Delaware Chancery Court have been stayed pending resolution of the consolidated Arizona District Court action. The plaintiffs in the Arizona District Court action filed a consolidated complaint on May 13, 2005. The Company and the individual defendants filed motions to dismiss the consolidated complaint on August 19, 2005. On March 17, 2006, the Court denied the motions to dismiss. Defendants answered the consolidated complaint on April 21, 2006. Discovery has commenced and no trial date has been set.
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
Demand for Inspection of Documents Litigation
     On May 4, 2005, a Company shareholder filed an action in the Delaware Chancery Court against the Company under Section 220 of Delaware General Corporation Law, demanding the inspection of certain corporate documents. The Company filed an answer to the complaint on June 7, 2005. The plaintiff served discovery requests on February 14, 2006.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
Securities and Exchange Commission Investigation
     In December 2004, the Company was informed that the staff of the Securities and Exchange Commission had commenced an informal inquiry concerning the Company’s public statements regarding the safety and performance of the Company’s products, certain disclosure issues and the accounting for certain transactions. The Company voluntarily provided documents and information to the SEC staff. In August 2005, the Company was informed that the staff of the SEC had initiated a formal investigation as of June 20, 2005, regarding the Company’s disclosures concerning the medical safety of its products; the accounting and disclosure of certain transactions; and the unauthorized acquisition of confidential information from the Company by persons outside the Company for the possible purpose of manipulating the Company’s stock. The Company provided additional information at the request of the SEC staff. In December 2005, the SEC staff advised the Company that it had completed its investigation into the Company’s disclosures concerning the medical safety of the Company’s products; and into the accounting and disclosure issues. The SEC staff further advised the Company that it had determined that it would not recommend that the Commission institute any enforcement proceedings as to these matters. The SEC staff also advised the Company that it was continuing to investigate issues relating to trading in the Company’s stock. In May 2005, the SEC staff advised the Company that the SEC investigation has been terminated in its entirety with no recommendation for enforcement action.
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
     In September 2004, the Company was served with a summons and complaint in the matter of Roy Tailors Uniform Co., Inc. v. TASER International in which the plaintiff alleges that it is entitled to commissions for disputed sales that were made to customers that are claimed to be plaintiff’s customers for which plaintiff is seeking monetary damages. Plaintiff failed to sign a distributor agreement with the Company and did not have distribution rights with the Company. This case is in the discovery phase and a trial date has been scheduled for April 2007.
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
Product Liability Litigation
     The Company is currently named as a defendant in 48 lawsuits in which the plaintiffs alleged either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers or during training exercises. One of these cases has been dismissed by summary judgment order, but is on appeal. In addition, fifteen other cases have been dismissed and are not included in this number. With respect to each of these pending 48 cases, the table below lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. This table also lists those cases which were dismissed during the most recent fiscal quarter. Cases that were dismissed in prior fiscal quarters are not included in this table. In each of the pending lawsuits, the plaintiff is seeking monetary damages from the Company. The defense of each of these lawsuits has been submitted to our insurance carriers that maintained insurance coverage during these applicable periods and we continue to maintain product liability insurance coverage with varying limits and deductibles. Our product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $250,000 in per incident deductibles. We are defending each of these lawsuits vigorously. Although we do not expect the outcome in any individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability and damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Alvarado	4/2003	CA Superior Court	Wrongful Death	Waiting for New Trial Date
City of Madera	6/2003	CA Superior Court	Wrongful Death	Dismissed by Summary Judgment Appeal Pending
Thompson	9/2004	MI Circuit Court	Wrongful Death	Discovery Phase
Pierson	11/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
Glowczenski	10/2004	US District Court, ED NY	Wrongful Death	Case Stayed
LeBlanc	12/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
M. Elsholtz	12/2004	TX District Court	Wrongful Death	Discovery Phase
Washington	5/2005	US District Court, ED CA	Wrongful Death	Discovery Phase
Sanders	5/2005	US District Court ED CA	Wrongful Death	Discovery Phase
Fleming	5/2005	US District Court ED LA	Wrongful Death	Discovery Phase
Woolfolk	6/2005	US District Court MD FL	Wrongful Death	Discovery Phase, Trial Scheduled for March 2007.
Nowell	8/2005	US District Court ND TX	Wrongful Death	Dismissed with Prejudice
Graff	9/2005	AZ Superior Court	Wrongful Death	Discovery Phase
Holcomb	9/2005	US District Court, ND OH	Wrongful Death	Discovery Phase
Tucker	10/2005	US District Court, NV	Wrongful Death	Discovery Phase
Hammock	10/2005	District Court, Tarrant County, TX	Wrongful Death	Dismissed with Prejudice
Heston	11/2005	US District Court, ND CA	Wrongful Death	Discovery Phase
Rosa	11/2005	US District Court, ND CA	Wrongful Death	Complaint Served
Gosserand	10/2005	US District Court ED LA	Wrongful Death	Discovery Phase
O’ Donnell/Hasse	11/2005	Circuit Court, Cook County, IL	Wrongful Death	Discovery Phase
Yeagley	11/2005	Hillsborough County Circuit Court, FL	Wrongful Death	Discovery Phase
Neal-Lomax	12/2005	US District Court, NV	Wrongful Death	Discovery Phase
Yanga Williams	12/2005	Gwinnett County State Court, GA	Wrongful Death	Discovery Phase
Mann	12/2005	US District Court, ND GA, Rome Div	Wrongful Death	Discovery Phase
King	12/2005	US District Court, MD FL, Jacksonville	Wrongful Death	Discovery Phase
Robert Williams	1/2006	US District Court, TX	Wrongful Death	Discovery Phase
Lee	1/2006	Davidson County, TN Circuit Court	Wrongful Death	Discovery Phase, Trial Scheduled for June 2008.
Zaragoza	2/2006	CA Superior Court, Sacramento County	Wrongful Death	Discovery Phase
Tapia	4/2006	CA Superior Court, Los Angeles County	Wrongful Death	Complaint Served
Kerchoff	6/2004	US District Court, ED MI	Training Injury	Dismissed with Prejudice
Cook	8/2004	NV District Court	Training Injury	Discovery Phase
Stevens	10/2004	OH Court Common Pleas	Training Injury	Discovery Phase
Lipa	2/2005	MI Circuit Court	Training Injury	Dismissed with Prejudice
Dimiceli	3/2005	FL Circuit Court	Training Injury	Dismissed with Prejudice
Allen	5/2005	AZ Superior Court	Training Injury	Dismissed with Prejudice
J.J	7/2005	FL Circuit Court	Training Injury	Discovery Phase
J.B	7/2005	FL Circuit Court	Training Injury	Discovery Phase
Howard	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Wagner	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Gerdon	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Gallant	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Herring	8/2005	Circuit Court of City of St. Louis, MO	Training Injury	Discovery Phase
Stewart	10/2005	Circuit Court for Broward County, FL	Training Injury	Discovery Phase
Lewandowski	1/2006	US District Court, NV	Training Injury	Discovery Phase
Peterson	1/2006	US District Court, NV	Training Injury	Discovery Phase
Husband	3/2006	British Columbia Supreme Court, Canada	Training Injury	Complaint Served
Wright	4/2006	Court of Common Pleas, Clinton County Ohio	Training Injury	Complaint Served
Cosby	8/2004	US District Court, SD NY	Injury During Arrest	Discovery Phase
Blair	3/2005	US District Court, MD NC	Injury During Detention	Summary Judgment Motion Filed. Waiting for Ruling
Lewis	7/2005	US District Court Tal FL	Injury During Arrest	Trial Scheduled for September 2006
Lash	8/2005	US District Court ED MO	Injury During Arrest	Discovery Phase
Games	8/2005	Circuit Court, Multnomah County, OR	Injury During Arrest	Dismissed with Prejudice
Bynum	10/2005	US District Court SD NY	Injury During Arrest	Discovery Phase
Lopez	11/2005	US District Court, ND IL Eastern Div	Injury During Police Call	Discovery Phase
Bellemore	2/2006	AZ Superior Court	Injury During Arrest	Complaint Served
     From time to time, the Company is notified that it may be a party to a lawsuit. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until it is actually served on the Company.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
     The Company received a defense verdict in the Samuel Powers v. TASER International personal injury case. As part of its legal strategy to aggressively defend these cases, the Company entered into a settlement agreement with its own insurance provider in order to prevent its insurance provider from settling the case with the plaintiff. Under the terms of the settlement, the Company received $575,000 from its liability insurance provider associated with a settlement and release agreement and the Company assumed all future potential liability and costs from and after the date the settlement and release agreement was signed. After offsetting approximately $100,000 in legal expenses to defend and win the trial, the Company has recorded the remaining balance of approximately $475,000 as deferred income on its balance sheet. This deferred income will be used to cover any costs through all appeals and the remaining balance if any will be recorded as “other income” when final resolution is completed. During the first quarter of 2006, the Company expended $34,000 in connection with the appeal and reduced the deferred amount by these costs.
Other Litigation
     In January 2005, we filed litigation in U.S. District Court for the Western District of North Carolina against Stinger Systems, Inc. and Robert Gruder alleging false advertising and a violation of the Lanham Act. The defendants have filed a counterclaim against the Company alleging defamation. This case is in the discovery phase and no trial date has been set.
     In February 2005, we filed litigation in Superior Court for Maricopa County against Thomas G. Watkins III, our former patent attorney, for declaratory judgment, breach of fiduciary duty, constructive fraud, and breach of contract. Mr. Watkins originally filed patent applications on our behalf as our patent attorney for inventions utilized in the TASER X26 device in February and May 2003. In each patent application he filed a declaration stating that Magne Nerheim, our employee, was the sole inventor. These patent applications are pending. Mr. Nerheim assigned his interest in these patent applications to us. In December 2004 Mr. Watkins informed us that he now felt that he was the inventor of a portion of this invention. We vigorously dispute his claim and we believe that we are the sole owner of this invention. We have filed a motion for summary judgment in this litigation in February 2006 which motion is pending before the court. On February 14, 2006, U.S. Patent No. US 6,999,295 entitled “Dual Operating Mode Electronic Disabling Device For Generating A Time-Sequenced, Shaped Voltage Output Waveform” was issued to named inventors Thomas G. Watkins, III and Mr. Nerheim. Mr. Nerheim assigned his interest in this patent to us. This patent covers a portion of the technology utilized in the TASER X26 device. This patent was applied for by Mr. Watkins without our knowledge or consent. Since we are a joint owner of this patent, this patent will not restrict us from manufacturing and selling the TASER X26 device. We have other patent applications pending that cover inventions contained in this patent. In March 2006, the court issued a temporary restraining order and a preliminary injunction preventing Mr. Watkins from selling, assigning, transferring or licensing this patent to a third party during the duration of this litigation.
     In July 2005, we filed a lawsuit in Superior Court for Maricopa County against Gannett Co., Inc., parent company of the USA Today Newspaper and the Arizona Republic, for libel, false light invasion of privacy, injurious falsehood and tortuous interference with business relations. The complaint alleges that the defendants published an article in the USA Today Newspaper on June 3, 2005 which was grossly incorrect and completely misrepresented the facts by overstating the electrical output of the TASER X26 by a factor of 1 million. The complaint also asserts that the defendants engaged in the ongoing publication of misleading articles related to the safety of TASER products, resulting in substantial economic damages to the Company, our customers and our shareholders. The court dismissed the count of false light invasion of privacy. In January 2006, the court entered an order dismissing this lawsuit. In February 2006 the parties entered into a stipulation for dismissal with the understanding that the USA Today and the Arizona Republic would review articles regarding the TASER device with us prior to publication.
     In November 2005 and April 2006, we filed lawsuits in Marion County Circuit Court, Indiana and in Fairfax County Circuit Court, Virginia, respectively, against James Ruggieri for defamation, product disparagement, intentional interference with a business relationship, Lanham Act violations and tortuously affecting the fairness and integrity of litigation as adverse third-party witness. This case is entering the discovery phase and no trial date has been set.
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
11. Related Party Transactions
     Aircraft charter
     Prior to 2006, the Company chartered an aircraft for business travel from Four Futures Corporation, which is wholly-owned by Thomas P. Smith, President of the Company, and his family. Beginning in 2006, the Company began reimbursing Thomas P. Smith for business use of his personal aircraft. For the three months ended March 31, 2006 and 2005, the Company incurred expenses of approximately $83,000 and $67,000, respectively, to Thomas P. Smith and Four Futures Corporation. Any personal use of the aircraft by Mr. Smith prior to 2006 was billed to Four Futures Corporation for reimbursement. At March 31, 2006 and December 31, 2005 the Company had outstanding payables of approximately $18,000 and $67,000, respectively to Thomas P. Smith, and no amounts due from Thomas P. Smith or Four Futures Corporation. The Company believes that the rates charged by Mr. Smith or Four Futures Corporation are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
     The Company also charters an aircraft for business travel from Thundervolt, LLC, which is wholly owned by Patrick W. Smith, Chief Executive Officer of the Company, and Phillips W. Smith, Chairman of the Company’s Board. For the three months ended March 31, 2006 and 2005, the Company incurred charter expenses of approximately $2,000 and $105,000, respectively, to Thundervolt, LLC. Any personal use of the aircraft by Patrick, Phillip or Thomas Smith is billed to Thundervolt, LLC, or directly to the individual, for reimbursement. For the three months ended March 31, 2006, the Company billed approximately $6,000, to Thundervolt, LLC, Patrick W. Smith, Phillips W. Smith and Thomas P. Smith for personal use of the aircraft. At March 31, 2006, the Company had a $5,000 outstanding receivable from Thundervolt, LLC. There were no amounts payable as of March 31, 2006. The Company believes that the rates charged by Thundervolt, LLC are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
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
     TASER Foundation
     In November 2004, the Company established the TASER Foundation. The TASER Foundation is a 501(c)3 non-profit corporation and has made application to the IRS for tax exempt status. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Daniel M. Behrendt an officer of the Company serves on the Board of Directors of the TASER Foundation. Patrick W. Smith and Thomas P. Smith resigned from the Board of Directors of the TASER Foundation in January 2006. Over half of the initial $1 million endowment was contributed directly by TASER International, Inc. employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the three months ended March 31, 2006 and 2005, the Company incurred approximately $74,000 and $22,000, respectively in such administrative costs. In addition, for the three months ended March 31, 2006 and 2005, the Company contributed $75,000 and $125,000, respectively, to the TASER Foundation.
     Consulting services
     Beginning in August 2005, the Company agreed to pay Mark Kroll, a member of the Board of Directors, a retainer of $8,000 per month to provide consultancy services. The cumulative expense for the three months ended March 31, 2006 was approximately $43,000. At March 31, 2006, the Company had accounts payable of approximately $11,000 related to these services.
12. Employee Benefit Plan
     In January 2006, the Company established a defined contribution profit sharing 401(k) plan (the Plan) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $15,000. The Company matches 50% of the first 6% of eligible compensation contributed to the Plan by each participant. The Company’s matching contributions vest after four years of service, at age 59 1/2 regardless of service, upon the death or permanent disability of the employee, or upon termination of the Plan. The Company’s matching contributions to the Plan for the three months ended March 31, 2006 were $45,000. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following is a discussion of the Company’s financial condition and results of operations for the three months ended March 31, 2006 and March 31, 2005. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition or Results of Operations section contained in the Company’s Annual Report on Form 10-K filed on March 16, 2006.
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
Overview
     We are a global leader in the development and manufacture of advanced electronic control devices designed for use in law enforcement, corrections, private security and personal defense. We have focused our efforts on the continuous development of our technology for both new and existing products as well as industry leading training services while building distribution channels for marketing our products and services to law enforcement agencies, primarily in North America with increasing efforts on expanding these programs with a view toward international markets.
     Our core expertise includes proprietary, patented technology which is uniquely capable of incapacitating highly focused and aggressive subjects. Prior art non-lethal weapons rely primarily on pain to dissuade subjects from continuing unwanted behavior. Our proprietary Neuro-Muscular Incapacitation (NMI) technology uses electrical impulses to interfere with a subject’s neuron-muscular system, causing substantial incapacitation regardless of whether the subject feels or responds to pain. Our NMI technology stimulates the motor nerves which control muscular movement.
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
Revenue Recognition
     Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. All of our sales are final and our customers do not have a right to return the product. We charge certain of our customers shipping fees, which are recorded as a component of net sales. We record training revenue as the service is provided. In 2003, we began offering our customers the right to purchase extended warranties on our ADVANCED TASER product and TASER X26 product. Revenue for extended warranty purchases is deferred at the time of sale, and recognized over the warranty period. At March 31, 2006 and December 31, 2005, $1,438,000 and $1,233,000 was deferred under this program, respectively. We also defer revenue associated with the one-on-one private citizen training and background checks that are included with the purchase of an X26C private citizen device. The revenue associated with these items is deferred until the service is provided. At March 31, 2006 and December 31, 2005, we had deferred approximately $160,000 and $150,000 relating to these items, respectively, and another $13,000 and $18,000 relating to the training of federal firearms licensed dealers who will sell the X26C device. Changes in judgments on these assumptions and estimates could impact the timing or amount of revenue recognition.
Standard Warranty Costs
     We warrant our products from manufacturing defects for a period of one year after purchase and will replace any defective unit with a new one for a fee. We track historical data related to returns and related warranty costs on a quarterly basis, and estimate future warranty claims by applying our four quarter average return rate to our product sales for the period. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of March 31, 2006, our reserve for warranty returns was $825,000 compared to a $852,000 reserve at December 31, 2005. In the event that product returns under warranty differ from these estimates, changes to warranty reserves might become necessary.
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
     In preparing our financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of March 31, 2006, based on our evaluation, no valuation allowance was deemed necessary as it is more likely than not that our net deferred tax assets will be realized. However, the deferred tax asset could be reduced in the near term if estimates of taxable income during the carryforward period are reduced.
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

Results of Operations
Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005 (as restated, see note 3 to interim financial statements)
The following table sets forth, for the periods indicated, our statements of income expressed as a percentage of revenue:

	Three Months Ended
	March 31,
	2006	2005
Net sales	100%	100%
Cost of products sold	36%	45%

Gross margin	64%	55%
Sales, general and administrative expenses	52%	53%
Research and development expenses	5%	3%

Income (loss) from operations	7%	-2%
Interest income	3%	2%
Interest expense	0%	0%
Other income and expense	0%	0%

Income before provision for income taxes	10%	0%
Provision for income taxes	4%	0%

Net income	6%	0%

Net Sales.
     For the three months ended March 31, 2006 and 2005, sales by product line and by geography were as follows (amounts in thousands):

	Three Months Ended March 31,
	2006		2005
Sales by Product Line
TASER X26	$9,197	66%	$6,563	64%
ADVANCED TASER	695	5%	698	7%
AIR TASER	29	0%	27	0%
Single Cartridges	3,550	26%	2,433	24%
Research Funding	146	1%	—	0%
Other	277	2%	483	5%

Total	$13,894	100%	$10,204	100%

	For the Three Months Ended
	March 31,	March 31,
	2006	2005
United States	92%	89%
Other Countries	8%	11%

Total	100%	100%

     Net sales increased $3.7 million, or 36%, to $13.9 million for the first quarter of 2006 compared to $10.2 million for the first quarter of 2005. We believe the principal reasons for the increase in net sales are related to us overcoming certain elements of the various types of negative publicity we experienced during the course of 2005. Specifically, as a result of an SEC investigation, ongoing negative press coverage and increased amounts of litigation concerning our products and their use, prospective customers, particularly law enforcement agencies, frequently postponed implementation decisions. With the resolution of key portions of the SEC investigation in December 2005, we have noted that many of the agencies that were postponing decisions are now moving forward with their evaluation and implementation programs and decisions to purchase our products which had a positive impact on our first quarter sales. Sequentially, our net sales for the first quarter of 2006 increased by $1.3 million, or 10%, over the fourth quarter of 2005.

     Sales of the TASER X26 product line increased $2.6 million to $9.2 million for the first quarter of 2006 compared to $6.6 million for the first quarter of 2005. Single cartridge sales increased $1.1 million for the first quarter of 2006 to $3.6 million compared to $2.4 million for the first quarter of 2005. International sales for the first quarter of 2006 represented approximately $1.1 million, or 8%, of total net sales, compared to international sales for the first quarter 2005 of $1.0 million, or 11% of total net sales.
     Grant funding from the Office of Naval Research (ONR) was $146,000 and $0 for the three months ended March 31, 2006 and 2005, respectively. We were awarded a grant for $515,000 in late 2004 to fund Phases 3 and 4 of the extended range projectile project, for which the related work was performed and revenue recognized in 2005 and the first quarter of 2006 based upon the completion of specified milestones. We have fully billed the ONR for the work performed. Other sales represent shipping, training and warranty revenues net of cash discounts.
Cost of Products Sold.
     Cost of products sold increased by $0.3 million for the first quarter of 2006 compared to the first quarter of 2005. As a percentage of net sales, cost of products sold decreased to 36% of net sales for the first quarter of 2006 compared to 45% of net sales for the first quarter of 2005. The decrease in cost of products sold as a percentage of sales is attributable to improved production throughput and lower scrap expense. Specifically, on one X26 assembly line, production yield improved from approximately 69% in the first quarter of 2005 to greater than 98% in the first quarter of 2006. In addition, the increased volume of device sales resulted in a larger number of units over which to apply indirect manufacturing expenses, resulting in lower per unit costs. Indirect expenses primarily include indirect salaries for manufacturing support personnel, scrapped materials, freight, supplies and depreciation.
Gross Margin.
     Gross margins increased $3.4 million to $9.0 million for the first quarter of 2006 compared to $5.6 million for the first quarter of 2005. As a percentage of net sales, gross margins increased to 64% for the first quarter of 2006 compared to 55% for the first quarter of 2005. These increases were due to the lower cost of sales per unit and improved production yields as discussed above.
Sales, General and Administrative Expenses.
     Sales, general and administrative expenses increased $1.9 million, or 34%, to $7.3 million for the first quarter of 2006 compared to $5.4 million for the first quarter of 2005. As a percentage of total net sales, sales, general and administrative expenses were 52% for the first quarter of 2006 and 53% for the first quarter of 2005. The dollar increase from the first quarter of 2005 to the first quarter of 2006 is substantially attributable to continuing costs incurred by us in order to defend against numerous litigation matters and our ongoing efforts via public relations and lobbying to educate the public in regard to the safety and efficacy of our products. Specifically, legal and professional fees and related travel costs increased by $638,000. In addition, depreciation and building maintenance expenses increased $212,000 in association with our new facility and related equipment which were not placed into service until April 2005, salaries and related benefits increased by $245,000 related to the expansion of our infrastructure to support the business and D&O and liability insurance costs went up by $140,000 as a result of increased premiums. Also included in sales, general and administrative expenses for the first quarter of 2006, are $267,000 of stock-based compensation costs associated with our adoption of SFAS 123(R), effective January 1, 2006.
Research and Development Expenses.
     Research and development expenses increased $316,000, or 91%, to $664,000 for the first quarter of 2006 compared to $347,000 for the first quarter of 2005. The increase is predominantly related to growth in salary and supply costs to support our continuing efforts to develop new products such as the TASERCam and the XREP (eXtended Range Electro-Muscular Projectile). Additionally, research and development costs increased by $63,000 related to stock-based compensation expense recognized in the first quarter of 2006.
Interest Income.
     Interest income increased $168,000 to $367,000 for the first quarter of 2006 compared to $199,000 for the first quarter of 2005. The increase is primarily the result of a higher average yield on our investments. Our cash and investment accounts earned interest at an approximate average rate of 3.29% during the first quarter of 2006 compared to 1.62% during the first quarter of 2005.
Income Taxes.
     The provision for income tax increased $0.6 million to $596,000 for the first quarter of 2006 compared to $3,000 for the first quarter of 2005. The increase is the result of higher income before taxes for the first quarter of 2006. The effective income tax rate for the first quarter 2006 was 42.5% compared to 38.8% for the first quarter of 2005. The increase in the effective tax rate for 2006 is the result of increases in expenses that are not deductible for tax purposes.

     The net deferred tax asset as of March 31, 2006 totaled $26.5 million compared to $27.0 million at December 31, 2005.
Net Income.
     Net income increased $0.8 million to $806,000 for the first quarter of 2006 compared to $5,000 for the first quarter of 2005. The increase in net income resulted primarily from the increase in sales volume and the associated gross margins for the quarter partially offset with increased spending for selling, general and administrative and research and development expenses as discussed above. Income per basic and diluted share increased to $0.01 for the first quarter of 2006 compared to $0.00 for the first quarter of 2005.
Liquidity and Capital Resources
Liquidity.
     As of March 31, 2006, the Company had working capital of $34.2 million compared to working capital of $34.7 million at December 31, 2005.
     During the three months ended March 31, 2006, we generated $2.0 million of cash from operations compared to the $1.4 million generated from operations for the same period in 2005. The increase in cash provided by operations was primarily due to the increase in net income to $0.8 million for the three months ended March 31, 2006 from $5,000 for the same period in 2005, offset by changes in other operating assets and liabilities. Net cash provided by operating activities for the first quarter of 2006 was mainly comprised of net income of $0.8 million, a decrease in inventory of $1.1 million attributable to increased sales of finished goods and our ongoing efforts to reduce our investment in inventory, a decrease in prepaids and other assets of $1.4 million primarily due to the receipt of $0.6 million of insurance settlement proceeds, depreciation and amortization expense of $0.5 million and stock based compensation expense of $0.36 million. These were partially offset by an increase in accounts receivable of $2.3 million generated by the increased sales levels of the X26 units and single cartridges towards the last month of the quarter.
     We used $4.1 million of cash in investing activities during the three months ended March 31, 2006, compared to $2.0 million of cash provided by investing activities for the same period in 2005. Net cash used in investing activities in the first quarter of 2006 was comprised of net purchases of investments of $3.6 million combined with $0.5 million in acquisitions of property and equipment, which mainly related to building improvements and production and office equipment. In 2005, proceeds from investments which matured in the first quarter of $18.2 million were partially offset by the purchase of other investments of $12.5 million and $3.7 million of investments in property and equipment. Of the funds used in the acquisition of property and equipment in the first quarter of 2005, $2.4 million was used for the construction of our manufacturing and administrative facility in Scottsdale, Arizona, $0.5 million was used for production equipment and $0.5 million was used to purchase and install new computer equipment and software.
     During the first quarter of 2006, we generated $0.1 million of cash from financing activities, compared to $0.3 million generated from financing activities for the same period in 2005. The $0.1 million of cash generated from financing activities for the first quarter of 2006 was driven by proceeds from stock options exercised compared to $0.3 million of proceeds of stock options exercised in the same period of 2005.
Capital Resources.
     On March 31, 2006, we had cash and investments of $45.4 million and no debt outstanding.
     We negotiated a revolving line of credit on July 13, 2004 through a domestic bank. The total availability on the line is $10 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on June 30, 2008 and requires monthly payments of interest only. At March 31, 2006, there was a calculated availability of $6.9 million based on the defined borrowing base, which is based on our eligible accounts receivable and inventory. However, there was no outstanding balance under the line of credit at March 31, 2006, and no borrowings under the line as of the date of the filing of this Form 10-Q.
     We believe that our existing balance of cash and investments of $45.4 million as of March 31, 2006, together with cash expected to be generated from operations, will be adequate to fund our operations for at least the next 12 months. However, we may require additional resources to expedite manufacturing of new and existing technologies in order to meet possible demand for our products. Although we believe financing will be available at terms favorable to us, both through our existing credit lines and possible additional equity financing, there is no assurance that such funding will be available, or on terms acceptable to us.

Commitments and Contingencies.
     There have been no material changes in future contractual financial obligations outside of the ordinary course of business as of March 31, 2006.
Off Balance Sheet Arrangements
     We have no off balance sheet arrangements as of March 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
          We invest in a limited number of financial instruments, consisting principally of investments in high credit quality government sponsored entity securities, denominated in United States dollars.
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
          Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness identified below and the fact that there has been insufficient time in which to demonstrate the consistent operational effectiveness of the remediation efforts related to two material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were ineffective as of March 31, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Restatement of previously issued financial statements due to an error in those financial statements which resulted from the incorrect calculation of manufacturing overhead costs applied to inventory.
     On May 12, 2006, we concluded that our financial statements at March 31, 2005, June 30, 2005 and September 30, 2005 and for the periods then ended, included in our Form 10-Qs for such periods should no longer be relied upon due to an error in those financial statements as we determined that our historical methodology for the calculation of indirect manufacturing expense applied to inventory was incorrect. We also identified a clerical error in the calculation of the overhead applied to inventory for the three months ended December 31, 2005. We had historically been calculating the rate used to capitalize overhead into inventory using an incorrect amount of direct labor hours, the result of which was to overstate the rate used to capitalize overhead into inventory which overstated both inventory and income. In addition, when reviewing the historical overhead calculation, a formulaic spreadsheet error was identified in the calculations for the fourth quarter of 2005. The effect of these errors on the our results was to reduce net income for the year ended December 31, 2005 by approximately $6,000 and to increase net income for the three months ended March 30, 2006 by approximately $113,000. The changes will have no impact on revenues for the periods.
     As a result of these errors, adjustments were required to correct the cumulative impact both in the first quarter of 2006 and in the relevant prior periods. We have disclosed the impact of these errors on the prior periods in footnote 3 to the financial statements included in Item 1 of this Form 10-Q and have restated the March 31, 2005 balances in this Form 10-Q. We will also be filing amended Form 10-Qs for the periods ended June 30, 2005 and September 30, 2005 to reflect the restated results. Since the errors were not previously identified in the prior periods in which they occurred, a material weakness was deemed to exist at March 31, 2006.
     Management has corrected the methodology for calculating indirect manufacturing expense applied to inventory in the first quarter of 2006 and plans to implement additional procedures and controls surrounding the preparation and review of the overhead calculation, including verification of spreadsheet accuracy. We consulted with and advised our Audit Committee of our Board of Directors of our determination.
Status of Remediation Efforts with Respect to Previously Disclosed Material Weaknesses
          In our filing on Form 10-K for the year ended December 31, 2005, we reported the two material weaknesses as described below. These material weaknesses were initially reported in our filing on Form 10-Q for the period ended September 30, 2005. We have also described below our remediation efforts with respect to such weaknesses.
i)	Restatement of previously issued financial statements due to an error in those financial statements which resulted from the incorrect accrual of legal and other professional fees.
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
          With respect to the restatement described above, we determined that the errors resulted from an inadequate control over the accounting for our legal and other professional fees and under standards established by the Public Company Accounting Oversight Board constituted a material weakness in our internal control over financial reporting. We consulted with and advised our Audit Committee of our Board of Directors of our determination.

     Remediation efforts
          In response to this deficiency which resulted in the material weakness described above, our management took actions to enhance the operation and effectiveness of our internal controls and procedures to ensure that we properly account for our legal and other professional fees in the appropriate financial reporting period. These actions included reviewing each of the invoices submitted by firms that provided legal and other professional services to us and contacting outside legal and professional firms to obtain copies of any invoice which had not been already paid to ensure that such amounts were recorded in the proper financial reporting period. In addition, we implemented additional accounting controls such as setting up a special email account for legal bills, preparing detailed analysis of legal and professional spending which will be reviewed monthly, and sending out quarterly confirmations to outside legal firms to confirm balances owed for billed and unbilled services to help ensure that any such legal and other professional fees incurred in the future are properly recorded in the appropriate fiscal period.
ii)	Inadequate resources in accounting and financial statement preparation
          We identified another material weakness in our internal control over financial reporting in that we do not have adequate resources with respect to accounting and financial statement preparation particularly related to financial statement footnote preparation. We do not believe that this deficiency resulted in any material errors in the reporting of our results of operations but we concluded that there was more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be detected or prevented in the future. We consulted with and advised our Audit Committee of our Board of Directors of our determination.
     Remediation efforts
          In response to this deficiency which resulted in the material weakness described above, management engaged additional resources to assist with such activities by hiring a manager of external reporting.
          Even though management believes it has implemented remediation efforts in regards to the two material weaknesses described above, insufficient time has elapsed to demonstrate that they are consistently operating effectively which provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Changes in internal control over financial reporting.
          Other than as noted above with respect to our remediation efforts, there has been no change in our internal control over financial reporting during our quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Shareholder Derivative Litigation
     Beginning on or about January 11, 2005, numerous shareholder derivative actions were also filed against the Company’s officers and directors. Such actions have been filed in the United States District Court for the District of Arizona, the Arizona Superior Court in Maricopa County, and the Delaware Chancery Court in New Castle County. The derivative actions pending in the Arizona Superior Court and the Delaware Chancery Court have been stayed pending resolution of the consolidated Arizona District Court action. The plaintiffs in the Arizona District Court action filed a consolidated complaint on May 13, 2005. The Company and the individual defendants filed motions to dismiss the consolidated complaint on August 19, 2005. On March 17, 2006, the Court denied the motions to dismiss. Defendants answered the consolidated complaint on April 21, 2006. Discovery has commenced and no trial date has been set.
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
Securities and Exchange Commission Investigation
     In December 2004, the Company was informed that the staff of the Securities and Exchange Commission had commenced an informal inquiry concerning the Company’s public statements regarding the safety and performance of the Company’s products, certain disclosure issues and the accounting for certain transactions. The Company voluntarily provided documents and information to the SEC staff. In August 2005, the Company was informed that the staff of the SEC had initiated a formal investigation as of June 20, 2005, regarding the Company’s disclosures concerning the medical safety of its products; the accounting and disclosure of certain transactions; and the unauthorized acquisition of confidential information from the Company by persons outside the Company for the possible purpose of manipulating the Company’s stock. The Company provided additional information at the request of the SEC staff. In December 2005, the SEC staff advised the Company that it had completed its investigation into the Company’s disclosures concerning the medical safety of the Company’s products; and into the accounting and disclosure issues. The SEC staff further advised the Company that it had determined that it would not recommend that the Commission institute any enforcement proceedings as to these matters. The SEC staff also advised the Company that it was continuing to investigate issues relating to trading in the Company’s stock. In May 2005, the SEC staff advised the Company that the SEC investigation has been terminated in its entirety with no recommendation for enforcement action.

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
     In September 2004, the Company was served with a summons and complaint in the matter of Roy Tailors Uniform Co., Inc. v. TASER International in which the plaintiff alleges that it is entitled to commissions for disputed sales that were made to customers that are claimed to be plaintiff’s customers for which plaintiff is seeking monetary damages. Plaintiff failed to sign a distributor agreement with the Company and did not have distribution rights with the Company. This case is in the discovery phase and a trial date has been scheduled for April 2007.
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
Product Liability Litigation
     The Company is currently named as a defendant in 48 lawsuits in which the plaintiffs alleged either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers or during training exercises. One of these cases has been dismissed by summary judgment order, but is on appeal. In addition, fifteen other cases have been dismissed and are not included in this number. With respect to each of these pending 48 cases, the table below lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. This table also lists those cases which were dismissed during the most recent fiscal quarter. Cases that were dismissed in prior fiscal quarters are not included in this table. In each of the pending lawsuits, the plaintiff is seeking monetary damages from the Company. The defense of each of these lawsuits has been submitted to our insurance carriers that maintained insurance coverage during these applicable periods and we continue to maintain product liability insurance coverage with varying limits and deductibles. Our product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $250,000 in per incident deductibles. We are defending each of these lawsuits vigorously. Although we do not expect the outcome in any individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any liability and damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Alvarado	4/2003	CA Superior Court	Wrongful Death	Waiting for New Trial Date
City of Madera	6/2003	CA Superior Court	Wrongful Death	Dismissed by Summary Judgment Appeal Pending
Thompson	9/2004	MI Circuit Court	Wrongful Death	Discovery Phase
Pierson	11/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
Glowczenski	10/2004	US District Court, ED NY	Wrongful Death	Case Stayed
LeBlanc	12/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
M. Elsholtz	12/2004	TX District Court	Wrongful Death	Discovery Phase
Washington	5/2005	US District Court, ED CA	Wrongful Death	Discovery Phase
Sanders	5/2005	US District Court ED CA	Wrongful Death	Discovery Phase
Fleming	5/2005	US District Court ED LA	Wrongful Death	Discovery Phase
Woolfolk	6/2005	US District Court MD FL	Wrongful Death	Discovery Phase, Trial Scheduled for March 2007.
Nowell	8/2005	US District Court ND TX	Wrongful Death	Dismissed with Prejudice
Graff	9/2005	AZ Superior Court	Wrongful Death	Discovery Phase
Holcomb	9/2005	US District Court, ND OH	Wrongful Death	Discovery Phase
Tucker	10/2005	US District Court, NV	Wrongful Death	Discovery Phase
Hammock	10/2005	District Court, Tarrant County, TX	Wrongful Death	Dismissed with Prejudice
Heston	11/2005	US District Court, ND CA	Wrongful Death	Discovery Phase
Rosa	11/2005	US District Court, ND CA	Wrongful Death	Complaint Served
Gosserand	10/2005	US District Court ED LA	Wrongful Death	Discovery Phase
O’ Donnell/Hasse	11/2005	Circuit Court, Cook County, IL	Wrongful Death	Discovery Phase
Yeagley	11/2005	Hillsborough County Circuit Court, FL	Wrongful Death	Discovery Phase
Neal-Lomax	12/2005	US District Court, NV	Wrongful Death	Discovery Phase
Yanga Williams	12/2005	Gwinnett County State Court, GA	Wrongful Death	Discovery Phase
Mann	12/2005	US District Court, ND GA, Rome Div	Wrongful Death	Discovery Phase
King	12/2005	US District Court, MD FL, Jacksonville	Wrongful Death	Discovery Phase
Robert Williams	1/2006	US District Court, TX	Wrongful Death	Discovery Phase
Lee	1/2006	Davidson County, TN Circuit Court	Wrongful Death	Discovery Phase, Trial Scheduled for June 2008.
Zaragoza	2/2006	CA Superior Court, Sacramento County	Wrongful Death	Discovery Phase
Tapia	4/2006	CA Superior Court, Los Angeles County	Wrongful Death	Complaint Served
Kerchoff	6/2004	US District Court, ED MI	Training Injury	Dismissed with Prejudice
Cook	8/2004	NV District Court	Training Injury	Discovery Phase
Stevens	10/2004	OH Court Common Pleas	Training Injury	Discovery Phase
Lipa	2/2005	MI Circuit Court	Training Injury	Dismissed with Prejudice
Dimiceli	3/2005	FL Circuit Court	Training Injury	Dismissed with Prejudice
Allen	5/2005	AZ Superior Court	Training Injury	Dismissed with Prejudice
J.J	7/2005	FL Circuit Court	Training Injury	Discovery Phase
J.B	7/2005	FL Circuit Court	Training Injury	Discovery Phase
Howard	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Wagner	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Gerdon	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Gallant	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Herring	8/2005	Circuit Court of City of St. Louis, MO	Training Injury	Discovery Phase
Stewart	10/2005	Circuit Court for Broward County, FL	Training Injury	Discovery Phase
Lewandowski	1/2006	US District Court, NV	Training Injury	Discovery Phase
Peterson	1/2006	US District Court, NV	Training Injury	Discovery Phase
Husband	3/2006	British Columbia Supreme Court, Canada	Training Injury	Complaint Served
Wright	4/2006	Court of Common Pleas, Clinton County Ohio	Training Injury	Complaint Served
Cosby	8/2004	US District Court, SD NY	Injury During Arrest	Discovery Phase
Blair	3/2005	US District Court, MD NC	Injury During Detention	Summary Judgment Motion Filed. Waiting for Ruling
Lewis	7/2005	US District Court Tal FL	Injury During Arrest	Trial Scheduled for September 2006
Lash	8/2005	US District Court ED MO	Injury During Arrest	Discovery Phase
Games	8/2005	Circuit Court, Multnomah County, OR	Injury During Arrest	Dismissed with Prejudice
Bynum	10/2005	US District Court SD NY	Injury During Arrest	Discovery Phase
Lopez	11/2005	US District Court, ND IL Eastern Div	Injury During Police Call	Discovery Phase
Bellemore	2/2006	AZ Superior Court	Injury During Arrest	Complaint Served
     From time to time, the Company is notified that it may be a party to a lawsuit. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until it is actually served on the Company.

The Company received a defense verdict in the Samuel Powers v. TASER International personal injury case. As part of its legal strategy to aggressively defend these cases, the Company entered into a settlement agreement with its own insurance provider in order to prevent its insurance provider from settling the case with the plaintiff. Under the terms of the settlement, the Company received $575,000 from its liability insurance provider associated with a settlement and release agreement, and the Company assumed all future potential liability and costs from and after the date the settlement and release agreement was signed. After offsetting approximately $100,000 in legal expenses to defend and win the trial, the Company has recorded the remaining balance of approximately $475,000 as deferred income on its balance sheet. This deferred income will be used to cover any costs through all appeals and the remaining balance if any will be recorded as “other income” when final resolution is completed. During the first quarter of 2006, the Company expended $34,000 in connection with the appeal and reduced the deferred amount by these costs.
 Other Litigation
     In January 2005, we filed litigation in U.S. District Court for the Western District of North Carolina against Stinger Systems, Inc. and Robert Gruder alleging false advertising and a violation of the Lanham Act. The defendants have filed a counterclaim against the Company alleging defamation. This case is in the discovery phase and no trial date has been set.
     In February 2005, we filed litigation in Superior Court for Maricopa County against Thomas G. Watkins III, our former patent attorney, for declaratory judgment, breach of fiduciary duty, constructive fraud, and breach of contract. Mr. Watkins originally filed patent applications on our behalf as our patent attorney for inventions utilized in the TASER X26 device in February and May 2003. In each patent application he filed a declaration stating that Magne Nerheim, our employee, was the sole inventor. These patent applications are pending. Mr. Nerheim assigned his interest in these patent applications to us. In December 2004 Mr. Watkins informed us that he now felt that he was the inventor of a portion of this invention. We vigorously dispute his claim and we believe that we are the sole owner of this invention. We have filed a motion for summary judgment in this litigation in February 2006 which motion is pending before the court. On February 14, 2006, U.S. Patent No. US 6,999,295 entitled “Dual Operating Mode Electronic Disabling Device For Generating A Time-Sequenced, Shaped Voltage Output Waveform” was issued to named inventors Thomas G. Watkins, III and Mr. Nerheim. Mr. Nerheim assigned his interest in this patent to us. This patent covers a portion of the technology utilized in the TASER X26 device. This patent was applied for by Mr. Watkins without our knowledge or consent. Since we are a joint owner of this patent, this patent will not restrict us from manufacturing and selling the TASER X26 device. We have other patent applications pending that cover inventions contained in this patent. On March 13th 2006, the court issued a temporary restraining order and a preliminary injunction preventing Mr. Watkins from selling, assigning, transferring or licensing this patent to a third party during the duration of this litigation.
     In July 2005, we filed a lawsuit in Superior Court for Maricopa County against Gannett Co., Inc., parent company of the USA Today Newspaper and the Arizona Republic, for libel, false light invasion of privacy, injurious falsehood and tortuous interference with business relations. The complaint alleges that the defendants published an article in the USA Today Newspaper on June 3, 2005 which was grossly incorrect and completely misrepresented the facts by overstating the electrical output of the TASER X26 by a factor of 1 million. The complaint also asserts that the defendants engaged in the ongoing publication of misleading articles related to the safety of TASER products, resulting in substantial economic damages to the Company, our customers and our shareholders. The court dismissed the count of false light invasion of privacy. In January 2006, the court entered an order dismissing this lawsuit. In February 2006 the parties entered into a stipulation for dismissal with the understanding that the USA Today and the Arizona Republic would review articles regarding the TASER device with us prior to publication.
     In November 2005 and April 2006, we filed lawsuits in Marion County Circuit Court, Indiana and in Fairfax County Circuit Court, Virginia, respectively, against James Ruggieri for defamation, product disparagement, intentional interference with a business relationship, Lanham Act violations and tortuously affecting the fairness and integrity of litigation as adverse third-party witness. This case is entering the discovery phase and no trial date has been set.
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
     In the three months ended March 31, 2006 and 2005, we derived our revenues predominantly from sales of the TASER X26 brand devices and related cartridges, and we expect to depend on sales of these products for the foreseeable future. A decrease in the prices of or demand for these products, or their failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.
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
     Our products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. Our products may cause or be associated with these injuries. A person injured in a confrontation or otherwise in connection with the use of our products may bring legal action against us to recover damages on the basis of theories including personal injury, wrongful death, negligent design, dangerous product or inadequate warning. We are currently subject to a number of such lawsuits. We may also be subject to lawsuits involving allegations of misuse of our products. If successful, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition. Although we carry product liability insurance, we do incur significant legal expenses within our self insured retention in defending these lawsuits and significant litigation could also result in a diversion of management’s attention and resources, negative publicity and a potential award of monetary damages in excess of our insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that our existing or any future litigation will not have a material adverse effect on our revenues, our financial condition or financial results.
 Pending litigation may subject us to significant litigation costs, judgments in excess of insurance coverage, and divert management attention from our business.
     We are involved in litigation matters relating to our products or the use of such products, litigation against persons who we believe have defamed our products, litigation against a competitor, litigation against our former patent attorney as well as shareholder class action lawsuits, derivative lawsuits and a formal investigation by the Securities and Exchange Commission. Such matters have resulted and are expected to continue to result in substantial costs to us and a likely diversion of our management’s attention, which could adversely affect our business, financial condition or operating results.

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
     Generally, law enforcement and corrections agencies consider a wide range of issues before committing to purchase our products, including product benefits, training costs, the cost to use our products in addition to or in place of other non-lethal products, budget constraints and product reliability, safety and efficacy. The length of our sales cycle may range from a few weeks to as long as several years. Adverse publicity surrounding our products or the safety of such products has in the past and could in the future lengthen our sales cycle with customers. In particular, we believe our revenue decrease for the year ended December 31, 2005 compared to the year ended December 31, 2004 was impacted by the adverse effect on customers and potential customers of the negative publicity surrounding our products or use of our products. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our products by potential customers before they place an order. If these potential customers do not purchase our products, we will have expended significant resources and received no revenue in return.
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
 Environmental laws and regulations subject us to a number of risks and could result in significant liabilities and costs.
     We may be subject to various state, federal and international laws and regulations governing the environment, including restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of those products. Recent environmental legislation within the European Union (EU) may increase our cost of doing business internationally and impact our revenues from EU countries as we comply with and implement these new requirements.
     The EU has published Directives on the restriction of certain hazardous substances in electronic and electrical equipment (the RoHS Directive) which will become effective in July 2006, and on electronic and electrical waste management (the WEEE Directive). The RoHS Directive restricts the use of a number of substances, including lead. The Waste Electrical and Electronic Equipment Directive, or WEEE directs members of the European Union to enact laws, regulations, and administrative provisions to ensure that producers of electric and electronic equipment are financially responsible for the collection, recycling, treatment and environmentally responsible disposal of certain products sold into the market after August 15, 2005 and from products in use prior to that date that are being replaced. In addition, similar environmental legislation has been or may be enacted in other jurisdictions, including the U.S. (under federal and state laws) and other countries, the cumulative impact of which could be significant
     We continue to evaluate the impact of specific registration and compliance activities required by the RoHS and WEEE Directives. We endeavor to comply with these environmental laws, yet compliance with such laws could increase our operations and product costs; increase the complexities of product design, procurement, and manufacture; limit our ability to manage excess and obsolete non-compliant inventory; limit our sales activities; and impact our future financial results. Any violation of these laws can subject us to significant liability, including fines, penalties, and prohibiting sales of our products into one or more states or countries, and result in a material adverse effect on our financial condition.
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
     On February 14, 2006, U.S. Patent No. US 6,999,295 entitled “Dual Operating Mode Electronic Disabling Device For Generating A Time-Sequenced, Shaped Voltage Output Waveform” was issued to named inventors Thomas G. Watkins, III and Magne Nerheim. Mr. Nerheim assigned his interest in this patent to us. This patent covers a portion of the technology utilized in the TASER X26 device. This patent was applied for by Mr. Watkins, who was our former patent attorney, without our knowledge or consent. Mr. Watkins originally filed patent applications on our behalf as our patent attorney for the same inventions in February and May 2003 with the U.S. Patent and Trademark Office. In each application he filed a declaration stating that Mr. Nerheim was the sole inventor. These patent applications are pending. In December 2004, he informed us that he now felt that he was the inventor of a portion of this invention. We vigorously dispute his claim and we have filed litigation against Mr. Watkins for declaratory judgment, breach of fiduciary duty, constructive fraud, and breach of contract. We believe that we are the sole owner of this invention. Since we are a joint owner of this patent, this patent will not restrict us from manufacturing and selling the TASER X26 device. We have other patent applications pending that cover inventions contained in this patent. In March 2006, the court issued a temporary restraining order and a preliminary injunction preventing Mr. Watkins from selling, assigning, transferring, or licensing this patent to a third party during the duration of this litigation.
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
     The law enforcement and corrections market is highly competitive. We face competition from numerous larger, better capitalized and more widely known companies that make other non-lethal devices and products. Increased competition may result in greater pricing pressure, lower gross margins and reduced sales. In this regard, in 2005 two different competitors announced plans to introduce new products. We are unable to predict when or if such products will actually be released or the impact such products will have on our sales or our sales cycle, but existing or potential customers may choose to evaluate such products which could lengthen our sales cycle and potentially reduce our future sales.
 Defects in our products could reduce demand for our products and result in a loss of sales, delay in market acceptance and injury to our reputation.
     Complex components and assemblies used in our products may contain undetected defects that are subsequently discovered at any point in the life of the product. In 2002, we recalled a series of ADVANCED TASER devices due to a defective component. In connection with the recall, we incurred expenses of approximately $25,000. Defects in our products may result in a loss of sales, delay in market acceptance and injury to our reputation, potential legal liability and increased warranty costs.
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
 We may experience a decline in gross margins due to rising raw material and transportation costs associated with the increase in petroleum prices.
     A significant number of our raw materials are comprised of petroleum based products, or incur some form of landed cost associated with transporting the raw material or component to our facilities. The continued rise in oil prices could impact our ability to sustain current gross margins, by eliminating our ability to control component pricing on an economic scale as sales levels fluctuate.

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
     The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Stock Market, have required changes to some of our accounting and corporate governance practices, including a report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. These rules and regulations have increased our accounting, legal and other costs, and made some activities more difficult, time consuming and/or costly. In particular, complying with the internal control requirements of Sarbanes-Oxley Section 404 has resulted and will continue to result in increased internal efforts, significantly higher fees from our independent registered public accounting firm and significantly higher fees from third party contractors. These rules and regulations have also made it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee.
 We have experienced difficulties in complying with Sarbanes-Oxley Section 404.
     Beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2005, as filed on March 16, 2006, we are required to furnish a report by our management on our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Such report contained among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year (December 31, 2005), including a statement as to whether or not our internal control over financial reporting was effective. Such report also contained a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls.
     Based on the material weaknesses described in our Form 10-K, our management concluded that our internal control over financial reporting was not effective as of December 31, 2005. Our independent registered public accounting firm, Grant Thornton LLP, who also audited our consolidated financial statements, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting. Grant Thornton LLP issued their attestation report, which was included in Part II, Item 9A of our Form 10-K.
     As described in Item 4 of this Form 10-Q, (i) because of a material weakness identified in the quarter ended March 31, 2006 related to the incorrect calculation of overhead capitalized into inventory, and (ii) the fact that there has been insufficient time in which to demonstrate the consistent operational effectiveness of the remediation efforts related to two previously disclosed material weaknesses in internal control over financial reporting, our disclosure controls and procedures were ineffective as of March 31, 2006. Our disclosure controls and procedures include components of our internal control over financial reporting.
      In connection with our ongoing Section 404 compliance efforts, we are also continuing to make improvements to our systems, procedures and controls. Due to our conclusion that our internal control over financial reporting was not effective at December 31, 2005 and our conclusion that our disclosure controls and procedures were not effective at March 31, 2006, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
 Recent regulations related to equity compensation has resulted in significantly higher expenses and could adversely affect our ability to attract and retain key personnel.
     Stock options are a fundamental component of our employee compensation packages. We believe that stock options directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with us. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. This requirement was effective for us beginning in the first quarter of 2006. Statement 123R will negatively impact our earnings. We recorded stock-based compensation for the first quarter of 2006 of $362,000. In addition, regulations implemented by The NASDAQ Stock Market requiring shareholder approval for all stock option plans as well as regulations implemented by the NYSE prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur additional cash compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.
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
     Although our revenue decreased in 2005 compared to 2004, we experienced significant revenue growth in 2003 and 2004 and our revenue grew in the first quarter of 2006 compared to the first quarter of 2005. To the extent demand for our products increases significantly in future periods, one of our key challenges will be to ramp our production capacity to meet sales demand, while maintaining product quality. Our primary strategies to accomplish this include increasing the physical size of our assembly facilities, the hiring of additional production staff, and the implementation of customized automation equipment. We have limited previous experience in implementing automation equipment, and the investments made on this equipment may not yield the anticipated labor and material efficiencies. Our inability to meet any future increase in sales demand or effectively manage our expansion could have a material adverse affect on our revenues, financial results and financial condition.
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

TASER INTERNATIONAL, INC.
(Registrant)

Date: May 18, 2006	/s/ Patrick W. Smith

Patrick W. Smith,
Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2006	/s/ Daniel M. Behrendt

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