Form 10-Q/A
period 2006-03-31
TASER INTERNATIONAL INC
filed 2006-05-19
CIK 1069183

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

EXPLANATORY NOTE
     This Amendment No. 1 to the Quarterly Report on Form 10-Q of TASER International, Inc. for the quarter ended March 31, 2006 is being filed solely to correct a typographical error in the net income line of the Selected Quarterly Financial Data table on page 12 of the report. Except for aforementioned typographical error, this Amendment No. 1 does not modify or update other disclosures in the original Report on Form 10-Q, including the nature and character of such disclosure to reflect events occurring after the filing date of the original report. While we are amending only a certain portion of our Form 10-Q, for convenience and ease of reference, we are filing the entire Form 10-Q.

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
In addition the impact on the table of selected quarterly data as reported in footnote 13 to the Company’s Form 10-K for the year ended December 31, 2005 is as follows:

	Three Months Ended December 31, 2005
	As Previously	Overhead	Cut-off
	Reported	Adjustments	Adjustments	As Restated

Selected Quarterly Financial Data

Gross Margin	8,196,791	(95,460)	—	8,101,331
Net income	$108,774	$105,405	$(35,053)	$179,126

Income per common share
Basic	$0.00	$—	$—	$0.00
Diluted	$0.00	$—	$—	$0.00
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