Form 10-Q
period 2006-06-30
TASER INTERNATIONAL INC
filed 2006-08-09
CIK 1069183

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-16391
TASER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	86-0741227
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

17800 N. 85 th St., SCOTTSDALE, ARIZONA	85255
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 62,202,153 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of August 7, 2006.

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TASER INTERNATIONAL, INC.
BALANCE SHEETS
(UNAUDITED)

	June 30, 2006	December 31, 2005
ASSETS

Current assets
Cash and cash equivalents	$15,419,832	$16,351,909
Short-term investments	5,110,858	—

Accounts receivable, net of allowance of $111,000 in 2006 and 2005, respectively	7,807,840	5,422,027
Inventory	9,605,618	10,105,336
Prepaids and other assets	1,271,303	2,795,576
Insurance settlement proceeds receivable	4,500,000	575,000
Income tax receivable	1,754	44,454
Current deferred income tax asset	8,098,737	6,955,500

Total current assets	51,815,942	42,249,802
Long-term investments	28,612,203	27,548,120
Property and equipment, net	21,034,034	21,061,754
Deferred income tax asset	23,837,068	20,040,788
Intangible assets, net	1,421,697	1,340,783

Total assets	$126,720,944	$112,241,247

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of capital lease obligations	$44,137	$43,111
Accounts payable and accrued liabilities	6,464,541	6,315,654
Current deferred revenue	722,590	561,165
Deferred insurance settlement proceeds	439,226	476,515
Customer deposits	203,233	190,256
Litigation settlement liabilities	21,750,000	—

Total current liabilities	29,623,727	7,586,701
Capital lease obligations, net of current portion	53,856	76,188
Deferred revenue, net of current portion	1,164,777	839,983

Total liabilities	30,842,360	8,502,872

Commitments and Contingencies	—	—

Stockholders’ equity

Preferred stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.00001 par value per share; 200 million shares authorized; 62,054,653 and 61,938,654 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	620	619
Additional paid-in capital	79,683,675	78,742,862
Retained earnings	16,194,289	24,994,894

Total stockholders’ equity	95,878,584	103,738,375

Total liabilities and stockholders’ equity	$126,720,944	$112,241,247

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF INCOME
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
		(As restated, see note 3)		(As restated, see note 3)
Net Sales	$16,225,197	$13,206,659	$30,118,760	$23,410,820

Cost of Products Sold:
Direct manufacturing expense	4,229,384	3,525,670	7,758,785	6,635,876
Indirect manufacturing expense (1)	1,605,190	1,489,466	3,014,658	3,018,281

Total Cost of Products Sold	5,834,574	5,015,136	10,773,443	9,654,157

Gross Margin	10,390,623	8,191,523	19,345,317	13,756,663

Sales, general and administrative expenses (1)	7,603,035	7,110,265	14,857,347	12,517,642
Research and development expenses (1)	562,991	395,541	1,226,801	742,904
Litigation settlement expenses	17,650,000	—	17,650,000	—

Income (loss) from operations	(15,425,403)	685,717	(14,388,831)	496,117

Interest income	430,593	347,837	798,028	546,712
Interest expense	(1,883)	(15)	(3,890)	(103)
Other expense, net	(116)	(59,360)	(228)	(59,735)

Income (loss) before provision for income taxes	(14,996,809)	974,179	(13,594,921)	982,991
Provision (credit) for income taxes	(5,390,225)	477,062	(4,794,316)	480,481

Net income (loss)	$(9,606,584)	$497,117	$(8,800,605)	$502,510

Income (loss) per common and common equivalent shares
Basic	$(0.15)	$0.01	$(0.14)	$0.01
Diluted	$(0.15)	$0.01	$(0.14)	$0.01

Weighted average number of common and common equivalent shares outstanding
Basic	62,035,485	61,319,959	61,990,714	61,209,420
Diluted	62,035,485	63,951,739	61,990,714	64,152,543

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
(1) Stock-based compensation was allocated as follows:
Indirect manufacturing expense	$30,711	$—	$62,545	$—
Sales, general and administrative	233,236	—	500,380	—
Research and development expenses	47,701	—	110,723	—

	$311,648	$—	$673,648	$—

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
The accompanying notes are an integral part of these financial statements.

	For the Six Months Ended
	June 30, 2006	June 30, 2005
		(As restated, see note 3)
Cash Flows from Operating Activities:
Net income (loss)	$(8,800,605)	$502,510
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,043,069	706,055
Loss on disposal of fixed assets	—	56,872
Provision for excess and obsolete inventory	3,472	—
Provision for warranty	169,125	146,873
Stock-based compensation expense	673,648	—
Deferred insurance settlement proceeds recognized	(37,289)	—
Deferred income taxes	(4,939,517)	40,439
Excess tax benefits from stock-based compensation	—	452,552
Change in assets and liabilities:
Accounts receivable	(2,385,813)	1,934,429
Inventory	496,246	(2,133,585)
Prepaids and other assets	1,524,273	266,821
Insurance settlement proceeds receivable	(3,925,000)	—
Income tax receivable	42,700	(3,993)
Accounts payable and accrued liabilities	(20,238)	(2,834,403)
Deferred revenue	486,219	42,952
Customer deposits	12,977	107,688
Litigation settlement liabilities	21,750,000	—

Net cash provided (used) by operating activities	6,093,267	(714,790)

Cash Flows from Investing Activities:
Purchases of investments	(63,087,942)	(15,021,689)
Proceeds from investments	56,913,001	22,752,556
Purchases of property and equipment	(995,205)	(5,711,267)
Purchases of intangible assets	(101,058)	(39,306)

Net cash provided (used) by investing activities	(7,271,204)	1,980,294

Cash Flows from Financing Activities:
Payments under capital leases	(21,306)	(4,642)
Proceeds from options exercised	267,166	443,603

Net cash provided by financing activities	245,860	438,961

Net increase (decrease) in Cash and Cash Equivalents	(932,077)	1,704,465
Cash and Cash Equivalents, beginning of period	16,351,909	14,757,159

Cash and Cash Equivalents, end of period	$15,419,832	$16,461,624

Supplemental Disclosure:
Cash paid for interest	$3,890	$103
Non Cash Transactions-
Increase to deferred tax asset related to tax benefits realized from the exercise of stock options	$—	$726,586
Increase to property and equipment with a corresponding increase in accounts payable	$—	$1,121,091

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)
1. Company background
     TASER International, Inc. (“TASER” or the “Company”) is a global leader in the development and manufacture of advanced electronic control devices designed for use in law enforcement, corrections, private security and personal defense. The Company’s core expertise includes proprietary, patented technology which is uniquely capable of incapacitating highly focused and aggressive subjects. The Company’s proprietary Neuro-Muscular Incapacitation (NMI) technology uses electrical impulses to interfere with a subject’s neuron-muscular system, causing substantial incapacitation regardless of whether the subject feels or responds to pain. The Company’s current flagship products are the TASER M26 and TASER X26 models. Both the M26 and the X26 are hand-held devices which launch two wire-tethered probes at a remote target up to a maximum distance of 35 feet. These wire tethered probes serve to form an electrical connection from the TASER device to the subject, thereby eliminating the need for the user to make close contact with the potentially dangerous target. In addition to the hand-held devices, the Company also sells disposable cartridges which contain the probes, wires, and proprietary nitrogen propulsion system. These cartridges are disposable and provide a recurring revenue stream from the Company’s installed customer base. There are several models of cartridges with ranges from 15 feet to 35 feet and include both electrically active cartridges and inert simulation cartridges used only in training. The Company also sells batteries, chargers, holsters and other accessories.
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
     The Company’s deferred tax asset includes $77.3 million in net operating loss carryforwards. The amount of the deferred tax asset is considered realizable, however, it could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
2. Summary of significant accounting policies
a. Basis of presentation
     The accompanying unaudited financial statements of TASER International, Inc. include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of June 30, 2006 and June 30, 2005 and the periods then ended. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited financial statements in accordance with applicable rules.
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
b. Segment information
     Management has determined that its operations are comprised of one reportable segment. For the three and six months ended June 30, 2006 and 2005, sales by geographic area were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
United States	88%	86%	90%	87%
Other Countries	12%	14%	10%	13%

Total	100%	100%	100%	100%

     Sales to customers outside the United States are denominated in U.S. dollars. All assets of the Company are located in the United States.
c. Stock-Based compensation
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, no stock-based compensation expense was recognized in the income statement for the three and six-month periods ended June 30, 2005, as all options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted by SFAS No. 123, stock-based compensation was included as a pro forma disclosure in the notes to the Company’s financial statements for the three and six month periods ended June 30, 2005.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized in the three and six months ended June 30, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method.
     Total stock-based compensation expense recognized in the income statement for the three and six months ended June 30, 2006 was $311,648 and $673,648 before income taxes, respectively. The related total deferred tax benefits were approximately $106,000 and $221,000 for the three and six months ended June 30, 2006, respectively.
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
     The following table shows the effect on net income and basic and diluted earnings per share for the three and six months ended June 30, 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income as reported	$497,117	$502,510
Add: Total stock-based compensation included in net income as reported	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(1,792,000)	(2,282,000)

Net loss — pro forma	$(1,294,883)	$(1,779,490)

Net income per common share — as reported:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Net loss per common share — pro forma:
Basic, pro forma	$(0.02)	$(0.03)
Diluted, pro forma	$(0.02)	$(0.03)

Weighted average number of common and common equivalent shares outstanding
Basic	61,319,959	61,209,420
Diluted	63,951,739	64,152,543
     Disclosures for the three and six month periods ended June 30, 2006 are not presented because the amounts are recognized in the financial statements in connection with the adoption of SFAS 123R.
     SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (“BSM”) option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the three and six month periods ended June 30, 2006 and June 30, 2005 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Expected Life	3.49 years	1.5 - 3 years	3.49 years	1.5 - 3 years
Volatility	67.8% - 70.3%	106%	67.8% - 70.3%	106%
Risk Free Interest Rate	4.87% - 5.11%	3.50%	4.5% - 5.11%	3.50%
Dividend Yield	—	—	—	—
Weighted average fair value of options granted during the period	$4.98	$4.40	$4.76	$4.71
     The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2006, expected stock price volatility is based on a combination of historical volatility of the Company’s stock and the one-year implied volatility of its traded option for the related vesting periods. Prior to the adoption of SFAS 123R, expected stock price volatility was estimated using only historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

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

	Earnings Per Share		Earnings Per Share
	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Numerator for basic and diluted earnings per share
Net income (loss)	$(9,606,584)	$497,117	$(8,800,605)	$502,510

Denominator for basic earnings per share — weighted average shares outstanding	62,035,485	61,319,959	61,990,714	61,209,420
Dilutive effect of shares issuable under stock options outstanding	—	2,631,780	—	2,943,123

Denominator for diluted earnings per share — adjusted weighted average shares outstanding	62,035,485	63,951,739	61,990,714	64,152,543

Net income (loss) per common share
Basic	$(0.15)	$0.01	$(0.14)	$0.01
Diluted	$(0.15)	$0.01	$(0.14)	$0.01
     Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. As a result of the net loss for the three and six months ended June 30, 2006, 2,706,707 and 2,704,115, respectively, of potential dilutive securities were considered anti-dilutive and excluded from the calculation. For the three and six months ended June 30, 2005, the effects of 430,906 stock options, were excluded from the calculation of diluted income per share as their effect would have been antidilutive and increased the net income per share.
e. Warranty Costs
     The Company warrants its products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective TASER unit for a fee. The Company also sells extended warranties for periods of up to four years after the expiration of the limited one year warranty. The Company tracks historical data related to returns and related warranty costs on a quarterly basis, and estimates future warranty claims by applying the estimated average return rate to the product sales for the period. Historically, the reserve amount is increased if the Company becomes aware of a component failure that could result in larger than anticipated returns from its customers. After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the ADVANCED TASER device for a fee and the TASER X26 for a prorated discounted price depending on when the product was placed into service. These fees are intended to cover the handling and repair costs and include a profit. A summary of changes in the warranty accrual for the six months ended June 30, 2006 and 2005 is as follows:

	June 30, 2006	June 30, 2005
Balance at Beginning of Period	$851,920	$457,914
Utilization of Accrual	(273,221)	(449,855)
Warranty Expense	169,125	596,687

Balance at End of the Period	$747,824	$604,746

f. Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Management is currently assessing the impact of the Interpretation on its financial statements.
     In November 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). Under the provisions of FSP 123(R)-3, entities may follow either the transition guidance for the additional paid-in capital pool as prescribed by SFAS 123(R), or elect to use the alternative transition method as described in the FSP. An entity that adopts SFAS 123(R) using the modified prospective application method may make a one-time election to adopt the transition method described in the FSP. The Company is currently evaluating the available transition alternatives and has until November 2006, which is one year from the effective date of the FSP, to finalize the one-time election.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
3. Restatement of Previously Issued Financial Statements for Manufacturing Overhead and Error Corrections
     On May 11, 2006, the Company concluded that its financial statements at March 31, 2005, June 30, 2005 and September 30, 2005 and for the periods then ended, included in its Form 10-Qs for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005, respectively, should no longer be relied upon due to an error in those financial statements which resulted in the incorrect calculation of manufacturing overhead costs being applied to inventory. The Company has restated its results for the quarter ended March 2005 in its Form 10-Q filed for the period ended March 31, 2006 and is amending the results of the quarter ended June 30, 2005 herein. The Company will amend its Form 10-Q for the period ended September 30, 2005 to reflect the restated results of that period. No restatement of the Company’s financial statements for the years ended December 31, 2005 and December 31, 2004 is necessary as a result of the matters discussed below as the Company has determined they are not material to those periods based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99 – “Materiality”.
     During the first quarter of 2006, the Company determined that its historical methodology for the calculation of indirect manufacturing overhead costs applied to inventory was incorrect and also identified a clerical error in the calculation of the overhead applied to inventory for the three months ended December 31, 2005. The Company originally recorded an adjustment in the first quarter of 2006 to correct the net cumulative impact of the change in methodology and the clerical error. However, as it was subsequently determined that the impact of correcting the methodology related to prior periods was material to the operating results of the first quarter of 2006, a further adjustment was necessary to reflect the cumulative impact against the relevant prior year periods. Additionally, the Company has recorded the impact of previously unrecorded adjustments related to cut-off errors primarily for legal and professional fees and the related income tax effects which were previously deemed to be immaterial.
     A summary of the impact to correct the cumulative amount of manufacturing overhead costs applied to inventory, record previously unrecorded proposed cut-off errors and the related income tax effects on the financial statements for the quarter ended June 30, 2005 is as follows:

	Three Months Ended June 30, 2005				Six Months Ended June 30, 2005
	As
	Previously	Overhead	Cut-off		As Previously	Overhead	Cut-off
	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated
Statements of Income

Indirect manufacturing expense	$1,219,342	$270,124	$—	$1,489,466	$2,637,161	$381,120	$—	$3,018,281
Total Cost of Products Sold	4,745,012	270,124	—	5,015,136	9,273,037	381,120	—	9,654,157
Gross Margin	8,461,647	(270,124)	—	8,191,523	14,137,783	(381,120)	—	13,756,663
Sales, general and administrative expenses	7,240,994	(137,884)	7,155	7,110,265	12,831,094	(192,345)	(121,107)	12,517,642
Income from operations	825,112	(132,240)	(7,155)	685,717	563,785	(188,775)	121,107	496,117
Income before provision for income taxes	1,113,574	(132,240)	(7,155)	974,179	1,050,659	(188,775)	121,107	982,991
Provision for income taxes	451,000	24,724	1,338	477,062	427,000	3,115	50,366	480,481
Net income	$662,574	$(156,964)	$(8,493)	$497,117	$623,659	$(191,890)	$70,741	$502,510

Income per common share
Basic	$0.01	$—	$—	$0.01	$0.01	$—	$—	$0.01
Diluted	$0.01	$—	$—	$0.01	$0.01	$—	$—	$0.01

	Six Months Ended June 30,2005
	As Previously	Overhead	Cut-off
	Reported	Adjustments	Adjustments	As Restated
Statement of Cash Flows

Net income	623,659	(191,890)	70,741	502,510
Deferred income taxes	(13,042)	3,115	50,366	40,439
Change in assets and liabilities:
Inventory	(2,322,360)	188,775	—	(2,133,585)
Accounts Payable and accrued liabilities	(2,713,296)	—	(121,107)	(2,834,403)

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
4. Cash, cash equivalents and investments
     Cash and cash equivalents include funds on hand and short-term investments with original maturities of three months or less. Short-term investments include securities generally having original maturities of 90 days to one year. Long-term investments include securities having original maturities of more than one year. The Company’s long-term investments are invested in federal agency mortgage-backed securities, and are classified as held to maturity. These investments are recorded at amortized cost. The Company intends to hold these securities until maturity. The Company intends to reinvest the proceeds from maturing short and long term investments into securities with similar original maturities.
     The following is a summary of cash, cash equivalents and held-to-maturity investments by type at June 30, 2006 and December 31, 2005:

	June 30, 2006				December 31, 2005
		Gross Unrealized	Gross Unrealized			Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Cash	$7,934,653	$—	$—	$7,934,653	$6,387,796	$—	$—	$6,387,796
Government sponsored entity securities	41,208,240	9,469	(488,265)	40,729,444	37,512,233	22,887	(388,252)	37,146,868

Total cash, cash equivalents and investments	$49,142,893	$9,469	$(488,265)	$48,664,097	$43,900,029	$22,887	$(388,252)	$43,534,664

	June 30,	December 31,
	2006	2005
Government sponsored entity securities reported as:
Cash equivalents	$7,485,179	$9,964,113
Short term investments	5,110,858	—
Long term investments	28,612,203	27,548,120

	$41,208,240	$37,512,233

     The following table summarizes the contractual maturities of government sponsored entity securities at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
Less than 1 year	$22,742,404	$14,980,493
1-3 years	18,465,836	22,531,740

	$41,208,240	$37,512,233

     The following table provides information about held-to-maturity investments with gross unrealized losses and the length of time that individual investments have been in a continuous unrealized loss position at June 30, 2006:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Government sponsored entity securities	$6,923,390	$(31,323)	$24,555,835	$(456,942)	$31,479,225	$(488,265)
     The unrealized losses on the Company’s investment in government sponsored entity securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government and, accordingly it is expected that the securities would not be settled for a price less than the amortized cost of the investment. Since the decline in fair value was attributable to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2006.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
5. Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost which approximates the first-in, first-out (FIFO) method. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. Inventories as of June 30, 2006 and December 31, 2005 consist of the following:

	June 30, 2006	December 31, 2005
Raw materials and work-in-process	$5,841,198	$8,054,683
Finished goods	3,909,928	2,311,403
Reserve for excess and obsolete inventory	(145,508)	(260,750)

Total Inventory	$9,605,618	$10,105,336

6. Intangible assets
     Intangible assets consist of the following at June 30, 2006 and December 31, 2005:

		June 30, 2006			December 31, 2005
		Gross			Gross
		Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
TASER.com domain name	5 Years	$60,000	$60,000	$—	$60,000	$56,000	$4,000
Issued patents	4 to 15 Years	198,910	71,081	127,829	168,280	59,238	109,042
Issued trademarks	9 to 11 Years	15,109	1,424	13,685	14,198	695	13,503
Non compete agreement	7 Years	50,000	21,429	28,571	50,000	17,857	32,143

		324,019	153,934	170,085	292,478	133,790	158,688

Unamortized intangible assets:
TASER Trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		351,612		351,612	282,095		282,095

		1,251,612		1,251,612	1,182,095		1,182,095

Total intangible assets		$1,575,631	$153,934	$1,421,697	$1,474,573	$133,790	$1,340,783

Amortization expense for the three months ended June 30, 2006 and 2005 was $9,129 and $9,781, respectively. Amortization expense for the six months ended June 30, 2006 and 2005 was $20,145 and $19,563, respectively. Estimated amortization expense of intangible assets for the balance of 2006, the next four years and thereafter is as follows:

2006	$16,849
2007	33,698
2008	33,698
2009	21,776
2010	13,622
Thereafter	50,442

$170,085

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
7. Accounts payable and accrued liabilities
Accounts payable and accrued liabilities consist of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Accounts payable	$3,474,073	$4,027,335
Accrued expenses	1,558,602	954,908
Accrued warranty expense	747,824	851,920
Accrued salaries and benefits	684,042	481,491

Total	$6,464,541	$6,315,654

8. Income taxes
     The deferred income tax asset at June 30, 2006 is comprised primarily of a net operating loss carryforward, which resulted from the compensation expense the Company recorded for income tax purposes when employees exercised stock options in 2004. For the three and six months ended June 30, 2006, the Company did not recognize additional tax benefits related to stock options exercised. A total tax benefit of $1,166,224 was credited to additional paid-in capital in the six months ended June 30, 2005. Additionally, warranty and inventory reserves, accrued vacation and other items have contributed to the deferred income tax asset.
     The Company’s total current and long term deferred tax asset at June 30, 2006 is $31.9 million. In preparing the Company’s financial statements, the Company has assessed the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As a result of the shareholder litigation settlement expense recorded for the three and six months ended June 30, 2006 (see footnote 14), the Company has determined that it is more likely than not that its net operating loss carryforwards for the state of Arizona, which expire in 2009, will not be fully realized. Accordingly, the Company has recorded a valuation allowance of $250,000, against its deferred tax assets as of June 30, 2006. The Company believes that, other than as previously described, as of June 30, 2006, based on an evaluation and projections of future sales and profitability, no other valuation allowance was deemed necessary as the Company concluded that it is more likely than not that the Company’s net deferred tax assets will be realized. However, the deferred tax asset could be reduced in the near-term if estimates of future taxable income during the carryforward period are reduced.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
9. Stockholders equity
Stock Award Activity
     At June 30, 2006, the Company had three stock-based compensation plans, which are described more fully in Note 11 to the financial statements included in the Company’s Annual Report on Form 10-K as filed on March 16, 2006.
     The following table summarizes the stock options available and outstanding as of June 30, 2006 and June 30, 2005 as well as activity during the six months then ended:

		Outstanding Options
	Shares		Weighted
	Available for	Number of	Average
	Grant	options	Exercise Price
Balance at December 31, 2005	5,381,980	6,161,933	$4.92
Granted	(85,125)	85,125	$9.14
Exercised	—	(105,821)	$1.67
Expired/terminated	65,994	(65,994)	$4.47

Balance at June 30, 2006	5,362,849	6,075,243	$5.04

Balance at December 31, 2004	6,832,750	5,605,419	$3.16
Granted	(1,414,297)	1,414,297	$9.19
Exercised	—	(347,400)	$1.27
Expired/terminated	88,145	(88,145)	$6.40

Balance at June 30, 2005	5,506,598	6,584,171	$4.51

     The options outstanding as of June 30, 2006 have been segregated into five ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
	Number	Average	Remaining	Number	Average
Range of Exercise Price	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price
$0.28 - $0.99	1,345,101	$0.36	6.3	1,345,101	$0.36
$1.03 - $2.41	1,838,538	$1.61	2.8	1,821,704	$1.60
$5.89 - $9.65	2,391,980	$8.08	7.4	2,250,035	$8.08
$10.10 - $19.76	433,724	$14.41	8.2	335,166	$14.75
$20.12 - $29.98	65,900	$23.83	8.0	51,415	$23.46

$0.28 - $29.98	6,075,243	$5.03	5.9	5,803,421	$4.78

     Aggregate intrinsic value of options outstanding and options exercisable at June 30, 2006 was $22.6 million and $22.4 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $7.91 as of June 30, 2006, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $947,000 and $4.2 million for the six-month periods ended June 30, 2006 and 2005, respectively. As of June 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.5 million, which is expected to be recognized over a weighted average period of approximately 13 months.
     The total fair value of options vested was $14.3 million and $9.3 million for the six-month periods ended June 30, 2006 and 2005, respectively.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
10. Line of credit
     The Company has a line of credit agreement with a bank which provides for a total availability of $10 million. The line is secured primarily by the Company’s accounts receivable and inventory and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime. The availability under this line is computed on a monthly borrowing base, which is based on the Company’s eligible accounts receivable and inventory. The line of credit matures on June 30, 2008 and requires monthly payments of interest only. At June 30, 2006, the available borrowing was $7.9 million and there was no amount outstanding under the line of credit. There have been no borrowings under the line of credit to date.
     The Company’s agreement with the bank requires the Company to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage ratios. At June 30, 2006, the Company was in compliance with all covenants.
11. Legal proceedings
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
     On July 25, 2006, we participated in a mediation conference in an attempt to settle the pending securities class action and shareholder derivative lawsuits. Discussions continued and the parties have reached a tentative settlement agreement. Under the tentative settlement, defendants would provide the plaintiff class $20 million in exchange for a release of all claims based on or arising out of the allegations in the consolidated complaint. The settlement would be funded by approximately $4.1 million in cash provided by a Directors and Officers Liability Insurance policy; approximately $7.9 million in cash funded by the Company; and $8 million in the Company’s common stock valued as of the date at which the stock is transferred (941,176 shares, based on a closing market price of $8.50 at July 25, 2006). The number of shares is subject to change based on the market price of the Company's stock at the consummation of the settlement. At the Company’s election, the stock portion of the settlement may be funded with cash. The settlement is conditioned on agreement on the appropriate settlement documents; certification of the plaintiff class; approval by the court; and other factors. There is no assurance that the settlement will be completed. If the settlement is not completed, the parties may attempt to reach agreement on another settlement, or resume the litigation.
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
     On July 25, 2006, we participated in a mediation conference in an attempt to settle the pending securities class action and shareholder derivative lawsuits. Discussions continued and the parties have reached a tentative settlement agreement. Under the proposed settlement, defendants would agree to certain measures to improve the Company’s corporate governance and pay a settlement fee of $1.75 million of the Company’s common stock valued as of the date at which the stock is transferred (205,882 shares, based on a closing market price of $8.50 at July 25, 2006), in exchange for a release by plaintiffs of all claims based on or arising out of the complaint. As part of the settlement, the Company anticipates that the other derivative cases and the Section 220 of Delaware General Corporation Law case will be dismissed. The settlement is conditioned on agreement on the appropriate settlement document, approval by the Court, and other factors. There is no assurance that the settlement will be completed. If the settlement is not completed, the parties may attempt to reach agreement on another settlement, or resume the litigation.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
Demand for Inspection of Documents Litigation
     On May 4, 2005, a Company shareholder filed an action in the Delaware Chancery Court against the Company under Section 220 of Delaware General Corporation Law, demanding the inspection of certain corporate documents. The Company filed an answer to the complaint on June 7, 2005. The plaintiff served discovery requests on February 14, 2006. In connection with the settlement of the federal derivative actions discussed above, the Company anticipates that the Section 220 case will be dismissed. There is no assurance that the action will be dismissed or settled.
Securities and Exchange Commission Investigation
     In December 2004, the Company was informed that the staff of the Securities and Exchange Commission had commenced an informal inquiry concerning the Company’s public statements regarding the safety and performance of the Company’s products, certain disclosure issues and the accounting for certain transactions. The Company voluntarily provided documents and information to the SEC staff. In August 2005, the Company was informed that the staff of the SEC had initiated a formal investigation as of June 20, 2005, regarding the Company’s disclosures concerning the medical safety of its products; the accounting and disclosure of certain transactions; and the unauthorized acquisition of confidential information from the Company by persons outside the Company for the possible purpose of manipulating the Company’s stock. The Company provided additional information at the request of the SEC staff. In December 2005, the SEC staff advised the Company that it had completed its investigation into the Company’s disclosures concerning the medical safety of the Company’s products; and into the accounting and disclosure issues. The SEC staff further advised the Company that it had determined that it would not recommend that the Commission institute any enforcement proceedings as to these matters. The SEC staff also advised the Company that it was continuing to investigate issues relating to trading in the Company’s stock. In May 2006, the SEC staff advised the Company that the SEC investigation has been terminated in its entirety with no recommendation for enforcement action.
Contract Litigation
     In March 2000, Thomas N. Hennigan, a sales representative for our products from late 1997 through early 2000, sued the Company and certain of our shareholders in the United States District Court, Southern District of New York. The Company previously sued him in February 2000 in the United States District Court for the District of Arizona, but had not served him. After the New York case was dismissed in February 2001 for lack of personal jurisdiction, Mr. Hennigan brought a counterclaim in the United States District Court for the District of Arizona. Mr. Hennigan claims the exclusive right to sell our products to many of the largest law enforcement, corrections, and military agencies in the United States. He sought monetary damages that may amount to as much as $500,000 against us allegedly arising in connection with his alleged service to the Company as a distributor. His claims rest on theories of our failure to pay commissions, breach of contract, promissory estoppel, breach of fiduciary duty, and on related theories. No written contract was ever signed with Mr. Hennigan. We believe that he has no reasonable basis for claims based on informal or implied contractual rights and will be unable to prove his damages with reasonable certainty. Mr. Hennigan died in April 2001 and the case is now being prosecuted by his estate. On May 24, 2002, H.A. Russell was permitted to proceed as an additional defendant-counterclaimant. We filed various motions in November 2002 for partial summary judgment including a motion to dismiss his claims. On September 30, 2003, the Court issued an order granting our motion for partial summary judgment to dismiss Mr. Russell’s claims and struck Hennigan’s jury demand. On April 14, 2004, the Court issued an opinion partially granting our motion for partial summary judgment on certain joint venture, post-termination, post-death and exclusivity claims. A pretrial conference was held on July 28, 2005 and the trial started on August 31, 2005. At the conclusion of Hennigan’s case in chief, we made a motion to dismiss Hennigan’s case. The court issued a briefing schedule on our motion and the trial was suspended pending the court’s decision on our motion. On August 4, 2006 the Court issued an opinion and order dismissing with prejudice all of plaintiffs claims, except the Court set a briefing schedule for an alleged remaining claim for $9,600.
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
Product Liability Litigation
     The Company is currently named as a defendant in 50 lawsuits in which the plaintiffs alleged either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers or during training exercises. In addition, 22 other lawsuits have been dismissed and are not included in this number. Two of the lawsuits that have been dismissed or judgement entered in favor of TASER are on appeal. With respect to each of these pending 50 lawsuits, the table below lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. This table also lists those cases which were dismissed during the most recent fiscal quarter. Cases that were dismissed in prior fiscal quarters are not included in this table. In each of the pending lawsuits, the plaintiff is seeking monetary damages from the Company. The defense of each of these lawsuits has been submitted to our insurance carriers that maintained insurance coverage during these applicable periods and we continue to maintain product liability insurance coverage with varying limits and deductibles. Our product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $250,000 in per incident deductibles. We are defending each of these lawsuits vigorously.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Alvarado	4/2003	CA Superior Court	Wrongful Death	Trial Scheduled for October 2006
City of Madera	6/2003	CA Superior Court	Wrongful Death	Dismissed by Summary Judgment, Appeal Pending
Thompson	9/2004	MI Circuit Court	Wrongful Death	Dismissed
Pierson	11/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
Glowczenski	10/2004	US District Court, ED NY	Wrongful Death	Case Stayed
LeBlanc	12/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
M. Elsholtz	12/2004	TX District Court	Wrongful Death	Discovery Phase
Washington	5/2005	US District Court, ED CA	Wrongful Death	Discovery Phase
Sanders	5/2005	US District Court ED CA	Wrongful Death	Discovery Phase
Fleming	5/2005	US District Court ED LA	Wrongful Death	Trial Scheduled for November 2006
Woolfolk	6/2005	US District Court MD FL	Wrongful Death	Trial Scheduled for March 2007.
Graff	9/2005	AZ Superior Court	Wrongful Death	Discovery Phase
Holcomb	9/2005	US District Court, ND OH	Wrongful Death	Discovery Phase
Tucker	10/2005	US District Court, NV	Wrongful Death	Discovery Phase
Hammock	10/2005	District Court, Tarrant County, TX	Wrongful Death	Dismissed with Prejudice
Heston	11/2005	US District Court, ND CA	Wrongful Death	Discovery Phase
Rosa	11/2005	US District Court, ND CA	Wrongful Death	Discovery Phase
Gosserand	10/2005	US District Court, ED LA	Wrongful Death	Discovery Phase
O’Donnell/Hasse	11/2005	Circuit Court, Cook County, IL	Wrongful Death	Discovery Phase
Yeagley	11/2005	Hillsborough County Circuit Court, FL	Wrongful Death	Discovery Phase
Neal-Lomax	12/2005	US District Court, NV	Wrongful Death	Discovery Phase
Yanga Williams	12/2005	Gwinnett County State Court, GA	Wrongful Death	Discovery Phase
Mann	12/2005	US District Court, ND GA, Rome Div	Wrongful Death	Discovery Phase
King	12/2005	US District Court, MD FL, Jacksonville	Wrongful Death	Discovery Phase
Robert Williams	1/2006	US District Court, TX	Wrongful Death	Discovery Phase
Lee	1/2006	Davidson County, TN Circuit Court	Wrongful Death	Discovery Phase, Trial Scheduled for June 2008.
Zaragoza	2/2006	CA Superior Court, Sacramento County	Wrongful Death	Discovery Phase
Tapia	4/2006	CA Superior Court, Los Angeles County	Wrongful Death	Discovery Phase
Kinkle	6/2006	US District Court, ND MS	Wrongful Death	Complaint Served
Nunez	6/2006	72nd District Court, Lubbock County, TX	Wrongful Death	Complaint Served
Bagnell	7/2006	Supreme Court for British Columbia, Canada	Wrongful Death	Complaint Served
Salazar	7/2006	Maricopa County Superior Court, AZ	Wrongful Death	Complaint Served
Gillson	7/2006	US District Court, NV	Wrongful Death	Complaint Served
Powers	11/2003	AZ Superior Court	Training Injury	Verdict for TASER, Appeal Pending
Cook	8/2004	NV District Court	Training Injury	Discovery Phase
Stevens	10/2004	OH Court Common Pleas	Training Injury	Dismissed with Prejudice
Dimiceli	3/2005	FL Circuit Court	Training Injury	Dismissed with Prejudice
Allen	5/2005	AZ Superior Court	Training Injury	Dismissed with Prejudice
J.J	7/2005	FL Circuit Court	Training Injury	Discovery Phase
J.B	7/2005	FL Circuit Court	Training Injury	Discovery Phase
Howard	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Wagner	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Gerdon	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Gallant	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Herring	8/2005	Circuit Court of City of St. Louis, MO	Training Injury	Discovery Phase
Stewart	10/2005	Circuit Court for Broward County, FL	Training Injury	Discovery Phase
Lewandowski	1/2006	US District Court, NV	Training Injury	Discovery Phase
Peterson	1/2006	US District Court, NV	Training Injury	Discovery Phase
Husband	3/2006	British Columbia Supreme Court, Canada	Training Injury	Discovery Phase
Wright	4/2006	Court of Common Pleas, Clinton County Ohio	Training Injury	Discovery Phase
Howard	4/2006	US District Court, KS (Companion to AZ lawsuit)	Training Injury	Dismissed
Richthofen	7/2006	22nd Judicial District Court, St. Tammany Parish, LA	Training Injury	Complaint Served
Cosby	8/2004	US District Court, SD NY	Injury During Arrest	Discovery Phase
Blair	3/2005	US District Court, MD NC	Injury During Detention	Dismissed with Prejudice
Lewis	7/2005	US District Court Tal FL	Injury During Arrest	Dismissed with Prejudice
Lash	8/2005	US District Court ED MO	Injury During Arrest	Dismissed with Prejudice
Games	8/2005	Circuit Court, Multnomah County, OR	Injury During Arrest	Dismissed with Prejudice
Bynum	10/2005	US District Court SD NY	Injury During Arrest	Discovery Phase
Lopez	11/2005	US District Court, ND IL Eastern Div	Injury During Police Call	Discovery Phase
Bellemore	2/2006	AZ Superior Court	Injury During Arrest	Discovery Phase
Wieffenbach	6/2006	Circuit Court of 12th Judicial District, Will County, Il	Injury During Arrest	Complaint Served
Cruz	7/2006	CA Superior Court, Los Angeles County	Injury During Arrest	Complaint Served

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
     In December 2005, the Company received a defense verdict in the Samuel Powers v. TASER International personal injury case. As part of its legal strategy to aggressively defend these cases, the Company entered into a settlement agreement with its own insurance provider in order to prevent its insurance provider from settling the case with the plaintiff. Under the terms of the settlement, the Company received $575,000 from its liability insurance provider associated with a settlement and release agreement and the Company assumed all future potential liability and costs from and after the date the settlement and release agreement was signed. After offsetting approximately $100,000 in legal expenses to defend and win the trial, the Company has recorded the remaining balance of approximately $475,000 as deferred income on its balance sheet. This deferred income will be used to cover any costs through all appeals and the remaining balance if any will be recorded as “other income” when final resolution is completed. During the three and six month period ended June 30, 2006, the Company expended approximately $3,000 and $37,000, respectively, in connection with the appeal and reduced the deferred amount by these costs.
Other Litigation
     In January 2005, we filed litigation in U.S. District Court for the Western District of North Carolina against Stinger Systems, Inc. and Robert Gruder alleging false advertising and a violation of the Lanham Act. The defendants have filed a counterclaim against the Company alleging defamation. This case is in the discovery phase and no trial date has been set.
     In February 2005, we filed litigation in Superior Court for Maricopa County against Thomas G. Watkins III, our former patent attorney, for declaratory judgment, breach of fiduciary duty, constructive fraud, and breach of contract. Mr. Watkins originally filed patent applications on our behalf as our patent attorney for inventions utilized in the TASER X26 device in February and May 2003. In each patent application he filed a declaration stating that Magne Nerheim, our employee, was the sole inventor. These patent applications are pending. Mr. Nerheim assigned his interest in these patent applications to us. In December 2004 Mr. Watkins informed us that he now felt that he was the inventor of a portion of this invention. We vigorously dispute his claim and we believe that we are the sole owner of this invention. We have filed a motion for summary judgment in this litigation in February 2006 which motion is pending before the Court. On February 14, 2006, U.S. Patent No. US 6,999,295 entitled “Dual Operating Mode Electronic Disabling Device For Generating A Time-Sequenced, Shaped Voltage Output Waveform” was issued to named inventors Thomas G. Watkins, III and Mr. Nerheim. Mr. Nerheim assigned his interest in this patent to us. This patent covers a portion of the technology utilized in the TASER X26 device. This patent was applied for by Mr. Watkins without our knowledge or consent. Since we are a joint owner of this patent, this patent will not restrict us from manufacturing and selling the TASER X26 device. We have other patent applications pending that cover inventions contained in this patent. In March 2006, the Court issued a temporary restraining order and a preliminary injunction preventing Mr. Watkins from selling, assigning, transferring or licensing this patent to a third party during the duration of this litigation. On August 2, 2006 the Court issued an order granting our motion for partial summary judgement on liability, leaving open the matter of remedies and other residual issues for resolution in subsequent proceedings.
     In November 2005 and April 2006, we filed lawsuits in Marion County Circuit Court, Indiana and in Fairfax County Circuit Court, Virginia, respectively, against James Ruggieri for defamation, product disparagement, intentional interference with a business relationship, Lanham Act violations and tortuously affecting the fairness and integrity of litigation as adverse third-party witness. Mr. Ruggieri has counterclaimed for defamation and infliction of distress. This case is entering the discovery phase and no trial date has been set.
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
     In June 2006 we filed a lawsuit in U.S. District Court for the Central District of California against Bestex Company, Inc. for patent infringement, false patent marking, unfair competition and breach of written contract. Bestex filed a counterclaim for unfair competition and false advertising. This case is entering the discovery phase and no trial date has been set.
General
     From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. We intend to pursue and defend any lawsuit filed against or by the Company vigorously. Although we do not expect the outcome in any individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability and damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition. The Company may settle a lawsuit in situations where a settlement can be obtained for nuisance value and for an amount which is expected to be less than the cost of defending a lawsuit. Due to the confidentiality of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company will not identify or comment on which lawsuits have been settled or the amount of any settlement.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
12. Related Party Transactions
     Aircraft charter
     Prior to 2006, the Company chartered an aircraft for business travel from Four Futures Corporation, which is wholly-owned by Thomas P. Smith, President of the Company, and his family. Beginning in 2006, the Company began reimbursing Thomas P. Smith for business use of his personal aircraft. For the three and six months ended June 30, 2006, the Company incurred expenses of approximately $119,000 and $202,000, respectively, to Thomas P. Smith and Four Futures Corporation. For the three and six months ended June 30, 2005, the Company incurred expenses of approximately $131,000 and $199,000, respectively, to Thomas P. Smith and Four Futures Corporation. Any personal use of the aircraft by Mr. Smith prior to 2006 was billed to Four Futures Corporation for reimbursement. At June 30, 2006 and December 31, 2005, the Company had outstanding payables of approximately $46,000 and $67,000, respectively to Thomas P. Smith, and no amounts due from Thomas P. Smith or Four Futures Corporation. The Company believes that the rates charged by Mr. Smith or Four Futures Corporation are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
     Prior to 2006, the Company also chartered an aircraft for business travel from Thundervolt, LLC, which is wholly owned by Patrick W. Smith, Chief Executive Officer of the Company, and Phillips W. Smith, Chairman of the Company’s Board. During January 2006, the Company ceased the charter of this aircraft. For the three and six months ended June 30, 2005, the Company incurred charter expenses of approximately $132,000 and $236,000, respectively, to Thundervolt, LLC. Any personal use of the aircraft by Patrick, Phillip or Thomas Smith was billed to Thundervolt, LLC, or directly to the individual, for reimbursement. For the three and six months ended June 30, 2005, the Company billed approximately $76,000 and $175,000, to Thundervolt, LLC, Patrick W. Smith, Phillips W. Smith and Thomas P. Smith for personal use of the aircraft. The Company believes that the rates charged by Thundervolt, LLC were equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
     The Company performed a review of the above relationships in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R). Neither of the relationships were determined to meet the definition of a variable interest entity (VIE) as defined by FIN 46R as both Four Futures Corporation and Thundervolt, LLC are adequately capitalized, their owners possess all of the essential characteristics of a controlling financial interest, and the Company does not have any voting rights in either entity. Therefore, the entities are not required to be consolidated into the Company’s results.
     TASER Foundation
     In November 2004, the Company established the TASER Foundation. The TASER Foundation is a 501(c)3 non-profit corporation and has made application to the IRS for tax exempt status. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Daniel M. Behrendt an officer of the Company serves on the Board of Directors of the TASER Foundation. Patrick W. Smith and Thomas P. Smith resigned from the Board of Directors of the TASER Foundation in January 2006. Over half of the initial $1 million endowment was contributed directly by TASER International, Inc. employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the three and six months ended June 30, 2006, the Company incurred approximately $44,000 and $120,000, respectively in such administrative costs. For the three and six months ended June 30, 2005, the Company incurred approximately $38,000 and $60,000, respectively in administrative costs. For the three and six months ended June 30, 2006, the Company contributed $0 and $75,000 to the TASER Foundation. For the three and six months ended June 30, 2005, the Company contributed $0 and $125,000 to the TASER Foundation
     Consulting services
     Beginning in August 2005, the Company agreed to pay Mark Kroll, a member of the Board of Directors, a retainer of $8,000 per month to provide consultancy services. The cumulative expense for the three and six months ended June 30, 2006 were approximately $65,000 and $109,000, respectively. At June 30, 2006, the Company had accrued liabilities of approximately $21,000 related to these services.
13. Employee Benefit Plan
     In January 2006, the Company established a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $15,000. The Company matches 50% of the first 6% of eligible compensation contributed to the Plan by each participant. The Company’s matching contributions vest after four years of service, at age 59 1/2 regardless of service, upon the death or permanent disability of the employee, or upon termination of the Plan. The Company’s matching contributions to the Plan for the three and six months ended June 30, 2006 were $47,612 and $92,303, respectively. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.
14. Subsequent Event
     Proposed Class Action and Derivative Lawsuit Settlement
     On July 25, 2006, the Company participated in a mediation conference in an attempt to settle the pending securities class action and shareholder derivative lawsuits (See Note 11). Discussions continued and the parties have reached a tentative settlement agreement. Under the tentative settlement, defendants would provide the plaintiff class $20 million in exchange for a release of all claims based on or arising out of the allegations in the consolidated complaint. The settlement would be funded by approximately $4.5 million in cash provided by a Directors and Officers Liability Insurance policy, of which $400,000 would be used to pay legal fees; approximately $7.9 million in cash funded by the Company; and $8 million in the Company’s common stock valued as of the date at which the stock is transferred (941,176 shares, based on a closing market price of $8.50 at July 25, 2006). The number of shares is subject to change based on the market price of the Company’s stock at the consummation of the settlement. At the Company’s election the stock portion of the settlement may be funded with cash. The settlement is conditioned on agreement on the appropriate settlement documents; certification of the plaintiff class; approval by the court; and other factors. There is no assurance that the settlement will be completed. If the settlement is not completed, the parties may attempt to reach agreement on another settlement, or resume the litigation.
     We have also reached a tentative settlement agreement in the derivative lawsuits. Under the proposed settlement, defendants would agree to certain measures to improve the Company’s corporate governance and pay a settlement fee of $1.75 million of the Company’s common stock valued as of the date at which the stock is transferred (205,882 shares, based on a closing market price of $8.50 at July 25, 2006), in exchange for a release by plaintiffs of all claims based on or arising out of the complaint. As part of the settlement, the Company anticipates that the other derivative cases and the Section 220 of Delaware General Corporation Law case will be dismissed. The settlements are conditioned on agreement on the appropriate settlement document, approval by the Court, and other factors. There is no assurance that the settlement will be completed. If the settlement is not completed, the parties may attempt to reach agreement on another settlement, or resume the litigation.
As a result of the aforementioned proposed settlements, the Company has established a litigation settlement liability of $21.75 million, recorded a receivable of $4.5 million to reflect insurance proceeds, and recorded a liability of approximately $400,000 for legal fees. The total litigation settlement expenses reflected in the income statement for the three and six months ended June 30, 2006 are $17.65 million, which are net of insurance proceeds after legal fees. The Company has tax effected the settlement expenses in accordance with APB 28 and in addition has recorded a valuation allowance of $250,000 against its state deferred tax assets as of June 30, 2006, since, due to the settlements, management believes it is more likely than not that certain state net operating loss carryforwards will not be fully realized.
     Stock Repurchase
     The Board of Directors of TASER International, Inc. approved, in connection with the approval of the settlement agreements, a resolution authorizing the Company to purchase up to $10 million of the Company’s common stock between the current date and the date of final payment of the shareholder class action settlement subject to stock market conditions and corporate considerations. The final payment of the settlement will take place after final court approval of the formal shareholder class action settlement agreement, a process expected to take several months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following is a discussion of the Company’s financial condition and results of operations for the three and six months ended June 30, 2006 and June 30, 2005. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K filed on March 16, 2006.
     Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: expected revenue and earnings growth; estimates regarding the size of our target markets; successful penetration of the law enforcement market; expansion of product sales to the private security, military and consumer self-defense markets; growth expectations for new and existing accounts; expansion of production capability; new product introductions; and our business model. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; establishment and expansion of our direct and indirect distribution channels; attracting and retaining the endorsement of key opinion-leaders in the law enforcement community; the level of product technology and price competition for our products; the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; potential delays in international and domestic orders; implementation risks of manufacturing automation; risks associated with rapid technological change; execution and implementation risks of new technology; new product introduction risks; ramping manufacturing production to meet demand; litigation resulting from alleged product- related injuries; risks related to government inquiries and pending class action and derivative litigation; media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; product quality risks; potential fluctuations in quarterly operating results; competition; financial and budgetary constraints of prospects and customers; dependence upon sole and limited source suppliers; fluctuations in component pricing; risks of governmental regulations; dependence on a single product; dependence upon key employees; employee retention risks; and other factors detailed in the Company’s filings with the Securities and Exchange Commission including in “Part II — Item 1A. Risk Factors” in this report on Form 10-Q.
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
     Our core expertise includes proprietary, patented technology which is uniquely capable of incapacitating highly focused and aggressive subjects. Competing non-lethal weapons rely primarily on pain to dissuade subjects from continuing unwanted behavior. Our proprietary Neuro-Muscular Incapacitation (NMI) technology uses electrical impulses to interfere with a subject’s neuron-muscular system, causing substantial incapacitation regardless of whether the subject feels or responds to pain. Our NMI technology stimulates the motor nerves which control muscular movement.
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
Revenue Recognition
     Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. All of our sales are final and our customers do not have a right to return the product. We charge certain of our customers shipping fees, which are recorded as a component of net sales. We record training revenue as the service is provided. In 2003, we began offering our customers the right to purchase extended warranties on our ADVANCED TASER product and TASER X26 product. Revenue for extended warranty purchases is deferred at the time of sale, and recognized over the warranty period. At June 30, 2006 and December 31, 2005, $1,716,000 and $1,233,000 was deferred under this program, respectively. We also defer revenue associated with the one-on-one private citizen training and background checks that are included with the purchase of an X26 C private citizen device. The revenue associated with these items is deferred until the service is provided. At June 30, 2006 and December 31, 2005, we had deferred approximately $171,000 and $150,000, respectively, relating to these items and another $18,000 at December 31, 2005 relating to the training of federal firearms licensed dealers who will sell the X26 C device. Changes in judgments on these assumptions and estimates could impact the timing or amount of our revenue recognition.
Standard Warranty Costs
     We warrant our products from manufacturing defects for a period of one year after purchase and will replace any defective unit with a new one for a fee. We track historical data related to returns and related warranty costs on a quarterly basis, and estimate future warranty claims by applying our four quarter average return rate to our product sales for the period. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of June 30, 2006, our reserve for warranty returns was $748,000 compared to a $852,000 reserve at December 31, 2005. In the event that product returns under warranty differ from these estimates, changes to our warranty reserves might become necessary.
Inventory
     Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost, which approximates the first-in, first-out (FIFO) method. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to our inventory reserves might become necessary.
Accounts Receivable
     Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. These allowances represent our best estimates and are based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. In the event that actual uncollectible amounts differ from these estimates, changes in our allowances for doubtful accounts might become necessary.

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
     In preparing our financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As a result of the shareholder litigation settlement expense recorded for the three and six months ended June 30, 2006 (see footnote 14 to the financial statements), we have determined that it is more likely than not that our net operating loss carryforwards for the state of Arizona, which expire in 2009, will not be fully realized. Accordingly, we have recorded a valuation allowance of $250,000, against our deferred tax assets as of June 30, 2006. As of June 30, 2006, other than as previously described, based on our evaluation, no other valuation allowance was deemed necessary as it is more likely than not that our net deferred tax assets will be realized. However, our deferred tax asset could be reduced in the near term if estimates of taxable income during the carryforward period are reduced.
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

Results of Operations
Three and Six Months Ended June 30, 2006 Compared to the Three and Six Months Ended June 30, 2005
The following table sets forth, for the periods indicated, our statements of income expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	100%	100%	100%	100%
Cost of products sold	36%	38%	36%	41%

Gross margin	64%	62%	64%	59%
Sales, general and administrative expenses	47%	54%	49%	54%
Research and development expenses	3%	3%	4%	3%
Litigation settlement expenses	109%	0%	59%	0%

Income (loss) from operations	(95)%	5%	(48)%	2%
Interest income	3%	2%	3%	2%
Interest expense	0%	0%	0%	0%
Other income and expense	0%	0%	0%	0%

Income (loss) before income taxes	(92)%	7%	(45)%	4%
Provision (credit) for income taxes	(33)%	3%	(16)%	2%

Net income (loss)	(59)%	4%	(29)%	2%

Net Sales.
     For the three and six months ended June 30, 2006 and 2005, sales by product line and by geography were as follows (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Sales by Product Line
TASER X26	$11,763	73%	$7,842	59%	$20,960	70%	$14,405	62%
TASER Cam	399	2%	—	0%	399	1%	—	0%
ADVANCED TASER	743	5%	655	5%	1,438	5%	1,353	6%
AIR TASER	37	0%	23	0%	66	0%	50	0%
Single Cartridges	3,279	20%	4,409	34%	6,829	23%	6,842	29%
Research Funding	—	0%	140	1%	146	0%	140	0%
Other	4	0%	138	1%	281	1%	621	3%

Total	$16,225	100%	$13,207	100%	$30,119	100%	$23,411	100%

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
United States	88%	86%	90%	87%
Other Countries	12%	14%	10%	13%

Total	100%	100%	100%	100%

Net sales increased $3.0 million, or 23%, to $16.2 million for the second quarter of 2006 compared to $13.2 million for the second quarter of 2005. For the first six months of 2006, net sales were $30.1 million, an increase of $6.7 million or 29% over the same period in 2005. We believe the principal reasons for the increases in net sales are related to us overcoming certain elements of the various types of negative publicity we experienced during the course of 2005. Specifically, as a result of an SEC investigation, ongoing negative press coverage and increased amounts of litigation concerning our products and their use, prospective customers, particularly law enforcement agencies, frequently postponed implementation decisions. With the resolution of key portions of the SEC investigation in December 2005, we have noted that many of the agencies that were postponing decisions are now moving forward with their evaluation and implementation programs and decisions to purchase our products which had a positive impact on our sales for both the second quarter and first six months of 2006. Additionally, in June 2006 we commenced shipment of our first TASER Cam™ production units following a BETA test and evaluation of field results. Sequentially, our net sales for the second quarter of 2006 increased by $2.3 million, or 17%, over the first quarter of 2006.

     Sales of the TASER X26 product line increased $3.9 million to $11.7 million for the second quarter of 2006 compared to $7.8 million for the second quarter of 2005. For the first six months of 2006, sales of the TASER X26 product line were $21.0 million, an increase of $6.6 million or 47% over the same period in 2005. Single cartridge sales decreased $1.1 million for the second quarter of 2006 to $3.3 million compared to $4.4 million for the second quarter of 2005. The decrease is attributable to a $1.4 million cartridge order placed by the U.S. Military which was shipped in May 2005. For the six month periods ended June 30, 2006 and 2005, cartridge sales remained flat at $6.8 million. International sales for the second quarter and first six months of 2006 represented approximately $1.9 million, or 12%, and $3.0 million, or 10%, of total net sales, respectively. This compares to international sales for the second quarter and first six months of 2005 of $1.9 million, or 14% and $3.0 million, or 13%, of total net sales, respectively.
     Grant funding from the Office of Naval Research (ONR) was $0 and $140,000 for the three months ended June 30, 2006 and 2005, respectively. For the first six months of 2006 and 2005, the grant funding was $146,000 and $140,000, respectively. We were awarded a grant for $515,000 in late 2004 to fund Phases 3 and 4 of the extended range projectile project for which the related work was performed and revenue recognized in 2005 and the first quarter of 2006 based upon the completion of specified milestones. We have fully billed the ONR for the work performed and received final payment in the second quarter of 2006. Other sales represent shipping, training and warranty revenues net of cash and distributor discounts.
Cost of Products Sold.
     Cost of products sold increased by $819,000 and $1.1 million for the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005, respectively. However, as a percentage of net sales, cost of products sold decreased to 36% of net sales for the second quarter and first six months of 2006 compared to 38% and 41% of net sales for the second quarter and first six months of 2005, respectively. The decreases in cost of products sold as a percentage of sales for both the second quarter and first six months of 2006 are attributable to improved production throughput and lower scrap expense. Specifically, on one X26 assembly line, production yield improved from approximately 69% in the first quarter of 2005 to greater than 98% for the first six months of 2006. In addition, the increased volume of device sales in 2006 resulted in a larger number of units over which to apply indirect manufacturing expenses, resulting in lower per unit costs and, to a lesser extent, the reduced concentration of lower margin cartridge sales in the second quarter of 2006 contributed to the decreased cost of products sold as a percentage of sales. Indirect expenses primarily include indirect salaries for manufacturing support personnel, scrapped materials, freight, supplies and depreciation.
Gross Margin.
     Gross margin increased $2.2 million, or 27%, to $10.4 million for the second quarter of 2006 compared to $8.2 million for the first quarter of 2005. As a percentage of net sales, gross margins increased to 64% for the second quarter of 2006 compared to 62% for the second quarter of 2005. Gross margin increased $5.5 million, or 41%, to $19.3 million for the first six months of 2006 compared to $13.8 million for the first six months of 2005. As a percentage of net sales, gross margin increased to 64% for the first half of 2006 compared to 59% for the first half of 2005. These increases were due to the lower cost of sales per unit and improved production yields as discussed above.
Sales, General and Administrative Expenses.
     For the three and six months ended June 30, 2006 and 2005, sales, general and administrative expenses were comprised as follows (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2006	2005	Change	Change	2006	2005	Change	Change
Salaries and benefits	$1,373	$1,087	$286	26.3%	$2,803	$2,291	$512	22.3%
Legal expenses	1,176	885	291	32.9%	2,336	1,911	425	22.3%
Professional, consulting and lobbying fees	1,270	1,376	(106)	-7.7%	2,494	2,082	412	19.8%
Travel and meals	961	949	12	1.3%	1,630	1,543	87	5.6%
D&O and liability insurance	530	392	138	35.2%	1,062	784	278	35.5%
Depreciation and amortization	340	284	56	19.7%	682	456	226	49.6%
Stock-based compensation	233	—	233	100.0%	500	—	500	100.0%
Other	1,720	2,137	(417)	-19.5%	3,350	3,451	(101)	-2.9%

Total	$7,603	$7,110	$493	6.9%	$14,857	$12,518	$2,339	18.7%

Sales, general and administrative as % of net sales	47%	54%			49%	54%

     Sales, general and administrative expenses were $7.6 million and $7.1 million in the second quarter of 2006 and 2005, respectively, an increase of $0.5 million, or 7% from the 2005 period to the 2006 period. As a percentage of total net sales, sales, general and administrative expenses decreased to 47% for the second quarter of 2006 compared to 54% for the second quarter of 2005. The dollar increase for the second quarter of 2006 over the same period in 2005 is substantially attributable to continuing costs incurred by us in order to defend against numerous litigation matters. Specifically, legal expenses increased by $291,000 in the second quarter of 2006 compared to the 2005 period. Additionally, salaries and benefits increased by $286,000 related to an increase in personnel to support the expansion of our business infrastructure and D&O and liability insurance costs went up $138,000 due to increased premiums. These increases were partially offset by a decrease in professional, consulting and lobbying fees of $106,000 and other sales, general and administrative expenses of $417,000 including a $222,000 decrease in investor relations costs and a $101,000 reduction in advertising expense.
     Sales, general and administrative expenses were $14.9 million and $12.5 million for the first half of 2006 and 2005, respectively, an increase of $2.4 million, or 19% from the 2005 period to the 2006 period. As a percentage of total net sales, sales, general and administrative expenses decreased to 49% for the first six months of 2006 compared to 54% for same period in 2005. The dollar increase for the first six months of 2006 compared to the first six months of 2005 is primarily due to a $837,000 increase in legal, professional, consulting and lobbying fees associated with the continuing costs of defending against numerous litigation matters and our ongoing efforts via public relations and lobbying to educate the public in regard to the safety and efficacy of our products. In addition, salaries and benefits increased by $512,000 related to the expansion of our infrastructure to support our business, D&O and liability insurance costs went up by $278,000 as a result of increased premiums, and depreciation expense increased $226,000 with our new facility and related equipment which were not placed into service until April 2005.
     Also included in sales, general and administrative expenses for the second quarter and first six months of 2006 are $233,000 and $500,000, respectively, of stock-based compensation costs associated with our adoption of SFAS 123(R), effective January 1, 2006.
Research and Development Expenses.
     Research and development expenses increased $167,000, or 42%, to $563,000 for the second quarter of 2006 compared to $396,000 for the second quarter of 2005. Research and development expenses increased $484,000, or 65%, to $1.2 million, for the first six months of 2006 compared to $743,000 for the first six months of 2005. The increase on both a quarterly and six month basis is predominantly related to growth in salary and supply costs to support our continuing efforts to develop new products such as the TASERCam and the XREP (Extended Range Electro-Muscular Projectile). Additionally, $48,000 and $111,000 of the increase in research and development expenses for the second quarter and first six months of 2006 is related to stock-based compensation expense recognized in those periods.
Litigation settlement expenses.
     Litigation settlement expense of $17.65 million was recorded in the second quarter of 2006 as a result of an agreement in principle for the proposed settlement of shareholder class action litigation and derivative lawsuits.
Interest Income.
     Interest income increased $83,000, or 24%, to $431,000 for the second quarter of 2006 compared to $348,000 for the second quarter of 2005. Interest income increased $251,000, or 46%, to $798,000 for the first half of 2006 compared to $547,000 for the first half of 2005. The increase on both a quarterly and six month basis is primarily the result of higher average yields on our investments. Our cash and investment accounts earned interest at an approximate average rate of 3.64% and 3.47% during the second quarter and first six months of 2006, respectively, compared to 3.02% and 2.3% during the second quarter and first six months of 2005, respectively.
Income Taxes.
     The provision for income taxes decreased by $5.9 million from $477,000 for the second quarter of 2005 to a credit for income taxes of $5.4 million for the second quarter of 2006 and by $5.3 million from $480,000 for the first six months of 2005 to a credit for income taxes of $4.8 million for the first six months of 2006. The decreases are the result of the losses before provision for income taxes of $15.0 million and $13.6 million for the three and six months ended June 30, 2006, respectively which were substantially generated by the shareholder litigation expense of $17.65 million recorded in the second quarter of 2006, as previously discussed. The effective income tax rate for the second quarter and first six months of 2006 was 35.9% and 35.3%, respectively, compared to 49% and 48.9% for the second quarter and first six months of 2005, respectively.
     The net deferred tax asset as of June 30, 2006 totaled $31.9 million compared to $27.0 million at December 31, 2005.
Net Income (Loss).
     Net income decreased by $10.1 million from $497,000 for the second quarter of 2005 to a net loss of $9.6 million for the second quarter of 2006. Net income decreased by $9.3 million from $503,000 for the first six months of 2005 to a net loss of $8.8 million for the first six months of 2006. The decreases in net income on both a quarterly and six month basis resulted primarily from the litigation settlement expense of $17.65 million recorded in the second quarter of 2006. The increase in sales volume and the associated gross margins, were also partially offset by the increased spending for selling general and administrative and research and development expenses as discussed above. Income per basic and diluted share decreased from $0.01 for the second quarter of 2005 to a loss of $0.15 for the second quarter of 2006 and from $0.01 for the first six months of 2005 to a loss of $0.14 for the first six months of 2006.

Liquidity and Capital Resources
Liquidity.
     As of June 30, 2006, we had working capital of $22.2 million compared to working capital of $34.7 million at December 31, 2005.
     During the six months ended June 30, 2006, we generated $6.1 million of cash from operations compared to $0.7 million used by operations for the same period in 2005. The increase in cash provided by operations was primarily due to $0.7 million of stock based compensation expense, a $0.3 million increase in depreciation and amortization expense and other net changes in operating assets and liabilities, primarily consisting of $17.65 million of shareholder litigation settlement provision. These increases were partially offset by the decrease in net income from $0.5 million for the six months ended June 30, 2005 to a net loss of $8.8 million for the same period in 2006 and a net increase in deferred tax assets of $5.0 million related to net operating loss carryforwards generated in the six months ended June 30, 2006.
     Net cash provided by operating activities for the first six months of 2006 was mainly comprised of a decrease in prepaid expenses and other assets of $1.5 million primarily due to the payment of $0.5 million of government grant funding and the amortization of prepaid liability insurance premiums, depreciation and amortization expense of $1.0 million, stock based compensation expense of $0.7 million and a decrease in inventory of $0.5 million attributable to increased sales of finished goods and our ongoing efforts to reduce our investment in inventory. Primarily due to the net shareholder litigation settlement of $17.65 million recorded in the second quarter of 2006, these items were partially offset by a net loss of $8.8 million, a net increase in deferred income taxes of $4.9 million from the associated net operating loss carryforwards and a net increase of $3.9 million in related insurance settlement proceeds receivable. Also offsetting the cash provided by operations was an increase in accounts receivable of $2.4 million attributable to the increased sales levels of our X26 units and single cartridges in the second quarter.
     As previously discussed in note 11 to the financial statements, we have reached a tentative agreement to settle the shareholder class action and derivative lawsuits. The terms of the agreement call for us to pay approximately $12 million of cash, $4.1 of which will be provided by insurance. In addition, we will make a final payment of $8 million of stock or cash at our discretion. These payments are expected to be made in the next six months. In addition, our Board has approved, in connection with the settlement, a stock repurchase of up to $10 million subject to stock market conditions and corporate considerations. We expect to fund the projected settlement payments from existing cash balances and cash generated from operations.
     We used $7.3 million of cash in investing activities during the six months ended June 30, 2006, compared to $2.0 million of cash provided by investing activities for the same period in 2005. Net cash used in investing activities for the six months ended June 30, 2006 was comprised of net increases in our investments of $6.2 million combined with $1.0 million in acquisitions of property and equipment, which mainly related to building improvements and production and office equipment. In 2005, proceeds from investments which matured in the first six months of $22.8 million were partially offset by the purchase of other investments of $15.0 million and $5.7 million of investments in property and equipment. Of the funds used in the acquisition of property and equipment in the first six months of 2005, $4.1 million was used for the construction of our manufacturing and administrative facility in Scottsdale, Arizona, $0.9 million was used for production equipment and $0.7 million was used to purchase and install new computer equipment and software, including investments associated with a new ERP system.
     During the first half of 2006, we generated $0.2 million of cash from financing activities, compared to $0.4 million generated from financing activities for the same period in 2005. The $0.2 million of cash generated from financing activities in 2006 was driven by proceeds from stock options exercised compared to $0.4 million of proceeds from stock options exercised in the same period of 2005.
Capital Resources.
     On June 30, 2006, we had cash and investments of $49.1 million and $0.1 million of capital lease obligations outstanding.
     We negotiated a revolving line of credit on July 13, 2004 through a domestic bank. The total availability on the line is $10 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on June 30, 2008 and requires monthly payments of interest only. At June 30, 2006, there was a calculated availability of $7.9 million based on the defined borrowing base, which is based on our eligible accounts receivable and inventory. However, there was no outstanding balance under the line of credit at June 30, 2006, and no borrowings under the line as of the date of the filing of this Form 10-Q.
     We believe that our existing balance of cash and investments of $49.1 million as of June 30, 2006, together with cash expected to be generated from operations, will be adequate to fund our operations for at least the next 12 months. However, we may require additional resources to expedite manufacturing of new and existing technologies in order to meet possible demand for our products. Although we believe financing will be available at terms favorable to us, both through our existing credit lines and possible additional equity financing, there is no assurance that such funding will be available, or on terms acceptable to us.
Commitments and Contingencies.
     Other than as described in footnote 14. to the financial statements, with respect to the proposed class action and derivative lawsuit settlements, there have been no material changes in future contractual financial obligations as of June 30, 2006 compared to the information at December 31, 2005 set forth in our Annual Report on Form 10-K.
Off Balance Sheet Arrangements
     We have no off balance sheet arrangements as of June 30, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     We invest in a limited number of financial instruments, consisting principally of investments in high credit quality government sponsored entity securities, denominated in United States dollars.
     We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” , (SFAS No. 115 ). All of our cash equivalents and marketable securities are treated as “held-to-maturity” under SFAS No. 115. Investments in fixed rate interest earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result we may suffer losses in principal if forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity,” no gains or losses are recognized due to changes in interest rates and as such a 10% change in interest rates would not have a material adverse affect on our results of operations. These securities are reported at amortized cost, which approximates fair value.
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
     Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because there has been insufficient time in which to demonstrate the consistent operational effectiveness of the remediation efforts related to the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were ineffective as of June 30, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Status of Remediation Efforts with Respect to Previously Disclosed Material Weaknesses
i) Restatement of previously issued financial statements due to an error in those financial statements which resulted from the incorrect calculation of manufacturing overhead applied to inventory
     On May 11, 2006, we concluded that our financial statements at March 31, 2005, June 30, 2005 and September 30, 2005 and for the periods then ended, included in our Form 10-Qs for such periods should no longer be relied upon due to an error in those financial statements as we determined that our historical methodology for the calculation of indirect manufacturing expense applied to inventory was incorrect. We also identified a clerical error in the calculation of the overhead applied to inventory for the three months ended December 31, 2005. We had historically been calculating the rate used to capitalize overhead into inventory using an incorrect amount of direct labor hours, the result of which was to overstate the rate used to capitalize overhead into inventory which overstated both inventory and income. In addition, when reviewing the historical overhead calculation, a formulaic spreadsheet error was identified in the calculations for the fourth quarter of 2005. The effect of these errors on the our results was to reduce net income for the year ended December 31, 2005 by approximately $6,000 and to increase net income for the three months ended March 31, 2006 by approximately $113,000. The changes had no impact on revenues for the periods.
     As a result of these errors, adjustments were required to correct the cumulative impact both in the first quarter of 2006 and in the relevant prior periods. We disclosed the impact of these errors on the prior periods in footnote 3 to the financial statements included in Item 1 of our Form 10-Q filed for the period ended March 31, 2006 and we have restated the June 30, 2005 balances in this Form 10-Q. We will also be filing an amended Form 10-Q for the period ended September 30, 2005 to reflect the restated results. Since the errors were not previously identified in the prior periods in which they occurred, a material weakness in our internal controls was deemed to exist.
     Management corrected the methodology for calculating indirect manufacturing expense applied to inventory in the first quarter of 2006 and implemented additional procedures and controls surrounding the preparation and review of the overhead calculation, including verification of spreadsheet accuracy. We consulted with and advised our Audit Committee of our Board of Directors of our determination.
     Even though management believes it has implemented remediation efforts as described above, insufficient time has elapsed to demonstrate that the control is consistently operating effectively to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

ii) Restatement of previously issued financial statements due to an error in those financial statements which resulted from the incorrect accrual of legal and other professional fees.
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
     With respect to the restatement described above, we determined that the errors resulted from an inadequate control over the accounting for our legal and other professional fees and under standards established by the Public Company Accounting Oversight Board constituted a material weakness in our internal controls over financial reporting. We consulted with and advised our Audit Committee of our Board of Directors of our determination.
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
     Management believes that the remediation efforts implemented, as described above, are operating effectively.
iii) Inadequate resources in accounting and financial statement preparation.
     In December 2005, we identified a material weakness in our internal control over financial reporting regarding inadequate resources with respect to accounting and financial statement preparation particularly related to financial statement footnote preparation. We do not believe that this deficiency resulted in any material errors in the reporting of our results of operations but we concluded that there was more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be detected or prevented in the future, and therefore a material weakness in our internal controls was deemed to exist. We consulted with and advised our Audit Committee of our Board of Directors of our determination.
     In response to this deficiency which resulted in the material weakness described above, management engaged additional resources to assist with such activities by hiring a manager of external reporting.
     Even though management believes it has implemented remediation efforts as described above, insufficient time has elapsed to demonstrate that the control is consistently operating effectively to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Changes in internal control over financial reporting.
     Other than as noted above with respect to our remediation efforts, there has been no change in our internal control over financial reporting during our quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     On July 25, 2006, we participated in a mediation conference in an attempt to settle the pending securities class action and shareholder derivative lawsuits. Discussions continued and the parties have reached a tentative settlement agreement. Under the tentative settlement, defendants would provide the plaintiff class $20 million in exchange for a release of all claims based on or arising out of the allegations in the consolidated complaint. The settlement would be funded by approximately $4.1 million in cash provided by a Directors and Officers Liability Insurance policy; approximately $7.9 million in cash funded by the Company; and $8 million in the Company’s common stock valued as of the date at which the stock is transferred (941,176 shares, based on a closing market price of $8.50 at July 25, 2006). The number of shares is subject to change based on the market price of the Company’s stock at the consummation of the settlement. At the Company’s election the stock portion of the settlement may be funded with cash. The settlement is conditioned on agreement on the appropriate settlement documents; certification of the plaintiff class; approval by the court; and other factors. There is no assurance that the settlement will be completed. If the settlement is not completed, the parties may attempt to reach agreement on another settlement, or resume the litigation.
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
     On July 25, 2006, we participated in a mediation conference in an attempt to settle the pending securities class action and shareholder derivative lawsuits. Discussions continued and the parties have reached a tentative settlement agreement. Under the proposed settlement, defendants would agree to certain measures to improve the Company’s corporate governance and pay a settlement fee of $1.75 million of the Company’s common stock valued as of the date at which the stock is transferred (205,882 shares, based on a closing market price of $8.50 at July 25, 2006), in exchange for a release by plaintiffs of all claims based on or arising out of the complaint. As part of the settlement, the Company anticipates that the other derivative cases and the Section 220 of Delaware General Corporation Law case will be dismissed. The settlement is conditioned on agreement on the appropriate settlement document, approval by the Court, and other factors. There is no assurance that the settlement will be completed. If the settlement is not completed, the parties may attempt to reach agreement on another settlement, or resume the litigation.
Demand for Inspection of Documents Litigation
     On May 4, 2005, a Company shareholder filed an action in the Delaware Chancery Court against the Company under Section 220 of Delaware General Corporation Law, demanding the inspection of certain corporate documents. The Company filed an answer to the complaint on June 7, 2005. The plaintiff served discovery requests on February 14, 2006. In connection with the settlement of the federal derivative actions discussed above, the Company anticipates that the Section 220 case will be dismissed. There is no assurance that the action will be dismissed or settled.

Securities and Exchange Commission Investigation
     In December 2004, the Company was informed that the staff of the Securities and Exchange Commission had commenced an informal inquiry concerning the Company’s public statements regarding the safety and performance of the Company’s products, certain disclosure issues and the accounting for certain transactions. The Company voluntarily provided documents and information to the SEC staff. In August 2005, the Company was informed that the staff of the SEC had initiated a formal investigation as of June 20, 2005, regarding the Company’s disclosures concerning the medical safety of its products; the accounting and disclosure of certain transactions; and the unauthorized acquisition of confidential information from the Company by persons outside the Company for the possible purpose of manipulating the Company’s stock. The Company provided additional information at the request of the SEC staff. In December 2005, the SEC staff advised the Company that it had completed its investigation into the Company’s disclosures concerning the medical safety of the Company’s products; and into the accounting and disclosure issues. The SEC staff further advised the Company that it had determined that it would not recommend that the Commission institute any enforcement proceedings as to these matters. The SEC staff also advised the Company that it was continuing to investigate issues relating to trading in the Company’s stock. In May 2006, the SEC staff advised the Company that the SEC investigation has been terminated in its entirety with no recommendation for enforcement action.
Contract Litigation
     In March 2000, Thomas N. Hennigan, a sales representative for our products from late 1997 through early 2000, sued the Company and certain of our shareholders in the United States District Court, Southern District of New York. The Company previously sued him in February 2000 in the United States District Court for the District of Arizona, but had not served him. After the New York case was dismissed in February 2001 for lack of personal jurisdiction, Mr. Hennigan brought a counterclaim in the United States District Court for the District of Arizona. Mr. Hennigan claims the exclusive right to sell our products to many of the largest law enforcement, corrections, and military agencies in the United States. He sought monetary damages that may amount to as much as $500,000 against us allegedly arising in connection with his alleged service to the Company as a distributor. His claims rest on theories of our failure to pay commissions, breach of contract, promissory estoppel, breach of fiduciary duty, and on related theories. No written contract was ever signed with Mr. Hennigan. We believe that he has no reasonable basis for claims based on informal or implied contractual rights and will be unable to prove his damages with reasonable certainty. Mr. Hennigan died in April 2001 and the case is now being prosecuted by his estate. On May 24, 2002, H.A. Russell was permitted to proceed as an additional defendant-counterclaimant. We filed various motions in November 2002 for partial summary judgment including a motion to dismiss his claims. On September 30, 2003, the Court issued an order granting our motion for partial summary judgment to dismiss Mr. Russell’s claims and struck Hennigan’s jury demand. On April 14, 2004, the Court issued an opinion partially granting our motion for partial summary judgment on certain joint venture, post-termination, post-death and exclusivity claims. A pretrial conference was held on July 28, 2005 and the trial started on August 31, 2005. At the conclusion of Hennigan’s case in chief, we made a motion to dismiss Hennigan’s case. The court issued a briefing schedule on our motion and the trial was suspended pending the court’s decision on our motion. On August 4, 2006 the Court issued an opinion and order dismissing with prejudice all of plaintiffs claims, except the Court set a briefing schedule for an alleged remaining claim for $9,600.
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
Product Liability Litigation
     The Company is currently named as a defendant in 50 lawsuits in which the plaintiffs alleged either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers or during training exercises. In addition, 22 other lawsuits have been dismissed and are not included in this number. Two of the lawsuits that have been dismissed or judgement entered in favor of TASER are on appeal. With respect to each of these pending 50 lawsuits, the table below lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. This table also lists those cases which were dismissed during the most recent fiscal quarter. Cases that were dismissed in prior fiscal quarters are not included in this table. In each of the pending lawsuits, the plaintiff is seeking monetary damages from the Company. The defense of each of these lawsuits has been submitted to our insurance carriers that maintained insurance coverage during these applicable periods and we continue to maintain product liability insurance coverage with varying limits and deductibles. Our product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $250,000 in per incident deductibles. We are defending each of these lawsuits vigorously.

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Alvarado	4/2003	CA Superior Court	Wrongful Death	Trial Scheduled for October 2006
City of Madera	6/2003	CA Superior Court	Wrongful Death	Dismissed by Summary Judgment, Appeal Pending
Thompson	9/2004	MI Circuit Court	Wrongful Death	Dismissed
Pierson	11/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
Glowczenski	10/2004	US District Court, ED NY	Wrongful Death	Case Stayed
LeBlanc	12/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
M. Elsholtz	12/2004	TX District Court	Wrongful Death	Discovery Phase
Washington	5/2005	US District Court, ED CA	Wrongful Death	Discovery Phase
Sanders	5/2005	US District Court ED CA	Wrongful Death	Discovery Phase
Fleming	5/2005	US District Court ED LA	Wrongful Death	Trial Scheduled for November 2006
Woolfolk	6/2005	US District Court MD FL	Wrongful Death	Trial Scheduled for March 2007.
Graff	9/2005	AZ Superior Court	Wrongful Death	Discovery Phase
Holcomb	9/2005	US District Court, ND OH	Wrongful Death	Discovery Phase
Tucker	10/2005	US District Court, NV	Wrongful Death	Discovery Phase
Hammock	10/2005	District Court, Tarrant County, TX	Wrongful Death	Dismissed with Prejudice
Heston	11/2005	US District Court, ND CA	Wrongful Death	Discovery Phase
Rosa	11/2005	US District Court, ND CA	Wrongful Death	Discovery Phase
Gosserand	10/2005	US District Court, ED LA	Wrongful Death	Discovery Phase
O’Donnell/Hasse	11/2005	Circuit Court, Cook County, IL	Wrongful Death	Discovery Phase
Yeagley	11/2005	Hillsborough County Circuit Court, FL	Wrongful Death	Discovery Phase
Neal-Lomax	12/2005	US District Court, NV	Wrongful Death	Discovery Phase
Yanga Williams	12/2005	Gwinnett County State Court, GA	Wrongful Death	Discovery Phase
Mann	12/2005	US District Court, ND GA, Rome Div	Wrongful Death	Discovery Phase
King	12/2005	US District Court, MD FL, Jacksonville	Wrongful Death	Discovery Phase
Robert Williams	1/2006	US District Court, TX	Wrongful Death	Discovery Phase
Lee	1/2006	Davidson County, TN Circuit Court	Wrongful Death	Discovery Phase, Trial Scheduled for June 2008.
Zaragoza	2/2006	CA Superior Court, Sacramento County	Wrongful Death	Discovery Phase
Tapia	4/2006	CA Superior Court, Los Angeles County	Wrongful Death	Discovery Phase
Kinkle	6/2006	US District Court, ND MS	Wrongful Death	Complaint Served
Nunez	6/2006	72nd District Court, Lubbock County, TX	Wrongful Death	Complaint Served
Bagnell	7/2006	Supreme Court for British Columbia, Canada	Wrongful Death	Complaint Served
Salazar	7/2006	Maricopa County Superior Court, AZ	Wrongful Death	Complaint Served
Gillson	7/2006	US District Court, NV	Wrongful Death	Complaint Served
Powers	11/2003	AZ Superior Court	Training Injury	Verdict for TASER, Appeal Pending
Cook	8/2004	NV District Court	Training Injury	Discovery Phase
Stevens	10/2004	OH Court Common Pleas	Training Injury	Dismissed with Prejudice
Dimiceli	3/2005	FL Circuit Court	Training Injury	Dismissed with Prejudice
Allen	5/2005	AZ Superior Court	Training Injury	Dismissed with Prejudice
J.J	7/2005	FL Circuit Court	Training Injury	Discovery Phase
J.B	7/2005	FL Circuit Court	Training Injury	Discovery Phase
Howard	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Wagner	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Gerdon	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Gallant	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Herring	8/2005	Circuit Court of City of St. Louis, MO	Training Injury	Discovery Phase
Stewart	10/2005	Circuit Court for Broward County, FL	Training Injury	Discovery Phase
Lewandowski	1/2006	US District Court, NV	Training Injury	Discovery Phase
Peterson	1/2006	US District Court, NV	Training Injury	Discovery Phase
Husband	3/2006	British Columbia Supreme Court, Canada	Training Injury	Discovery Phase
Wright	4/2006	Court of Common Pleas, Clinton County Ohio	Training Injury	Discovery Phase
Howard	4/2006	US District Court, KS (Companion to AZ lawsuit)	Training Injury	Dismissed
Richthofen	7/2006	22nd Judicial District Court, St. Tammany Parish, LA	Training Injury	Complaint Served
Cosby	8/2004	US District Court, SD NY	Injury During Arrest	Discovery Phase
Blair	3/2005	US District Court, MD NC	Injury During Detention	Dismissed with Prejudice
Lewis	7/2005	US District Court Tal FL	Injury During Arrest	Dismissed with Prejudice
Lash	8/2005	US District Court ED MO	Injury During Arrest	Dismissed with Prejudice
Games	8/2005	Circuit Court, Multnomah County, OR	Injury During Arrest	Dismissed with Prejudice
Bynum	10/2005	US District Court SD NY	Injury During Arrest	Discovery Phase
Lopez	11/2005	US District Court, ND IL Eastern Div	Injury During Police Call	Discovery Phase
Bellemore	2/2006	AZ Superior Court	Injury During Arrest	Discovery Phase
Wieffenbach	6/2006	Circuit Court of 12th Judicial District, Will County, Il	Injury During Arrest	Complaint Served
Cruz	7/2006	CA Superior Court, Los Angeles County	Injury During Arrest	Complaint Served

In December 2005, the Company received a defense verdict in the Samuel Powers v. TASER International personal injury case. As part of its legal strategy to aggressively defend these cases, the Company entered into a settlement agreement with its own insurance provider in order to prevent its insurance provider from settling the case with the plaintiff. Under the terms of the settlement, the Company received $575,000 from its liability insurance provider associated with a settlement and release agreement and the Company assumed all future potential liability and costs from and after the date the settlement and release agreement was signed. After offsetting approximately $100,000 in legal expenses to defend and win the trial, the Company has recorded the remaining balance of approximately $475,000 as deferred income on its balance sheet. This deferred income will be used to cover any costs through all appeals and the remaining balance if any will be recorded as “other income” when final resolution is completed. During the three and six month period ended June 30, 2006, the Company expended approximately $3,000 and $37,000, respectively, in connection with the appeal and reduced the deferred amount by these costs.
Other Litigation
     In January 2005, we filed litigation in U.S. District Court for the Western District of North Carolina against Stinger Systems, Inc. and Robert Gruder alleging false advertising and a violation of the Lanham Act. The defendants have filed a counterclaim against the Company alleging defamation. This case is in the discovery phase and no trial date has been set.
     In February 2005, we filed litigation in Superior Court for Maricopa County against Thomas G. Watkins III, our former patent attorney, for declaratory judgment, breach of fiduciary duty, constructive fraud, and breach of contract. Mr. Watkins originally filed patent applications on our behalf as our patent attorney for inventions utilized in the TASER X26 device in February and May 2003. In each patent application he filed a declaration stating that Magne Nerheim, our employee, was the sole inventor. These patent applications are pending. Mr. Nerheim assigned his interest in these patent applications to us. In December 2004 Mr. Watkins informed us that he now felt that he was the inventor of a portion of this invention. We vigorously dispute his claim and we believe that we are the sole owner of this invention. We have filed a motion for summary judgment in this litigation in February 2006 which motion is pending before the Court. On February 14, 2006, U.S. Patent No. US 6,999,295 entitled “Dual Operating Mode Electronic Disabling Device For Generating A Time-Sequenced, Shaped Voltage Output Waveform” was issued to named inventors Thomas G. Watkins, III and Mr. Nerheim. Mr. Nerheim assigned his interest in this patent to us. This patent covers a portion of the technology utilized in the TASER X26 device. This patent was applied for by Mr. Watkins without our knowledge or consent. Since we are a joint owner of this patent, this patent will not restrict us from manufacturing and selling the TASER X26 device. We have other patent applications pending that cover inventions contained in this patent. In March 2006, the Court issued a temporary restraining order and a preliminary injunction preventing Mr. Watkins from selling, assigning, transferring or licensing this patent to a third party during the duration of this litigation. On August 2, 2006 the Court issued an order granting our motion for partial summary judgement on liability, leaving open the matter of remedies and other residual issues for resolution in subsequent proceedings.
     In November 2005 and April 2006, we filed lawsuits in Marion County Circuit Court, Indiana and in Fairfax County Circuit Court, Virginia, respectively, against James Ruggieri for defamation, product disparagement, intentional interference with a business relationship, Lanham Act violations and tortuously affecting the fairness and integrity of litigation as adverse third-party witness. Mr. Ruggieri has counterclaimed for defamation and infliction of distress. This case is entering the discovery phase and no trial date has been set.
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
     In June 2006 we filed a lawsuit in U.S. District Court for the Central District of California against Bestex Company, Inc. for patent infringement, false patent marking, unfair competition and breach of written contract. Bestex filed a counterclaim for unfair competition and false advertising. This case is entering the discovery phase and no trial date has been set.
General
     From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. We intend to pursue and defend any lawsuit filed against or by the Company vigorously. Although we do not expect the outcome in any individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability and damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition. The Company may settle a lawsuit in situations where a settlement can be obtained for nuisance value and for an amount which is expected to be less than the cost of defending a lawsuit. Due to the confidentiality of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company will not identify or comment on which lawsuits have been settled or the amount of any settlement.

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
     In the three and six months ended June 30, 2006 and 2005, we derived our revenues predominantly from sales of the TASER X26 brand devices and related cartridges, and we expect to depend on sales of these products for the foreseeable future. A decrease in the prices of or demand for these products, or their failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.
If we are unable to manage the growth in our business, our prospects may be limited and our future profitability may be adversely affected.
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
     We are involved in various litigation matters relating to our products or the use of such products, litigation against persons who we believe have defamed our products, litigation against a competitor, litigation against our former patent attorney as well as shareholder class action lawsuits and derivative lawsuits. Such matters have resulted and are expected to continue to result in substantial costs to us and a likely diversion of our management’s attention, which could adversely affect our business, financial condition or operating results. In particular we recently reached on agreement to settle our Shareholder class action lawsuits and derivative lawsuits for approximately $21.75 million, of which approximately $4.1 million is covered by insurance.

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
     Generally, law enforcement and corrections agencies consider a wide range of issues before committing to purchase our products, including product benefits, training costs, the cost to use our products in addition to or in place of other non-lethal products, budget constraints and product reliability, safety and efficacy. The length of our sales cycle may range from a few weeks to as long as several years. Adverse publicity surrounding our products or the safety of such products has in the past and could in the future result in long sales cycles with customers. In particular, we believe our revenue decrease for the year ended December 31, 2005 compared to the year ended December 31, 2004 was impacted by the adverse effect on customers and potential customers of the negative publicity surrounding our products or use of our products. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our products by potential customers before they place an order. If these potential customers do not purchase our products, we will have expended significant resources and received no revenue in return.
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
     The EU has published Directives on the restriction of certain hazardous substances in electronic and electrical equipment (the RoHS Directive) which became effective in July 2006, and on electronic and electrical waste management (the WEEE Directive). The RoHS Directive restricts the use of a number of substances, including lead. The Waste Electrical and Electronic Equipment Directive, or WEEE directs members of the European Union to enact laws, regulations, and administrative provisions to ensure that producers of electric and electronic equipment are financially responsible for the collection, recycling, treatment and environmentally responsible disposal of certain products sold into the market after August 15, 2005 and from products in use prior to that date that are being replaced. In addition, similar environmental legislation has been or may be enacted in other jurisdictions, including the U.S. (under federal and state laws) and other countries, the cumulative impact of which could be significant.
     We continue to evaluate the impact of specific registration and compliance activities required by the RoHS and WEEE Directives. We endeavor to comply with these environmental laws, yet compliance with such laws could increase our operations and product costs; increase the complexities of product design, procurement, and manufacturing; limit our ability to manage excess and obsolete non-compliant inventory; limit our sales activities; and impact our future financial results. Any violation of these laws can subject us to significant liability, including fines, penalties, and prohibiting sales of our products into one or more states or countries, and result in a material adverse effect on our financial condition.
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
     The law enforcement and corrections market is highly competitive. We face competition from numerous larger, better capitalized and more widely known companies that make other non-lethal devices and products. Increased competition may result in greater pricing pressure, lower gross margins and reduced sales. In this regard, in 2005 two different competitors announced plans to introduce new products. We are unable to predict the impact such products will have on our sales or our sales cycle, but existing or potential customers may choose to evaluate such products which could lengthen our sales cycle and potentially reduce our future sales.
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
     We depend on certain domestic and foreign suppliers for the delivery of components used in the assembly of our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or subassemblies and reduced control over pricing and timing of delivery of components and sub-assemblies. Specifically, we depend on suppliers of sub-assemblies, machined parts, injection molded plastic parts, printed circuit boards, custom wire fabrications and other miscellaneous customer parts for our products. We also do not have long-term agreements with any of our suppliers. We believe that there are readily available alternative suppliers in most cases, however there is no guarantee that supply will not be interrupted. Any material interruption of supply for any components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition.
Our dependence on foreign suppliers for key components of our products could delay shipment of our finished products and reduce our sales.
     We depend on foreign suppliers for the delivery of certain components used in the assembly of our products. Due to regulatory changes imposed for imports of foreign products into the United States, as well as potential port closures and delays created by terrorist threats, public health issues or national disasters, we are exposed to risk of delays caused by freight carriers or customs clearance issues for our imported parts. Delays caused by our inability to obtain components for assembly could have a material adverse effect on our revenues, profitability and financial condition.
We may experience a decline in gross margins due to rising raw material and transportation costs associated with the increase in petroleum prices.
     A significant number of our raw materials are comprised of petroleum based products, or incur some form of landed cost associated with transporting the raw materials or components to our facility. The continued rise in oil prices could adversely impact our ability to sustain current gross margins, by eliminating our ability to control component pricing.

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
     The Sarbanes-Oxley Act of 2002 as well as rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Stock Market, have required changes to some of our accounting and corporate governance practices, including a report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. These rules and regulations have increased our accounting, legal and other costs, and made some activities more difficult, time consuming and/or costly. In particular, complying with the internal control requirements of Sarbanes-Oxley Section 404 has resulted and will continue to result in increased internal efforts, significantly higher fees from our independent registered public accounting firm and significantly higher fees from third party contractors. These rules and regulations could make it more difficult and expensive for us to obtain director and officer liability insurance in the future and could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee.
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
     As described in Item 4 of this Form 10-Q, because of the fact that there has been insufficient time in which to demonstrate the consistent operational effectiveness of the remediation efforts related to previously disclosed material weaknesses in internal control over financial reporting, our disclosure controls and procedures were ineffective as of June 30, 2006. Our disclosure controls and procedures include components of our internal control over financial reporting.
     In connection with our ongoing Section 404 compliance efforts, we are also continuing to make improvements to our systems, procedures and controls. Due to our conclusion that our internal control over financial reporting was not effective at December 31, 2005 and our conclusion that our disclosure controls and procedures were not effective at June 30, 2006, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
Recent regulations related to equity compensation has resulted in significantly higher expenses and could adversely affect our ability to attract and retain key personnel.
     Stock options are a fundamental component of our employee compensation packages. We believe that stock options directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with us. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. This requirement was effective for us beginning in the first quarter of 2006. Statement 123R will negatively impact our earnings. We recorded stock-based compensation for the second quarter and first half of 2006 of $312,000 and $674,000, respectively. In addition, regulations implemented by The NASDAQ Stock Market requiring shareholder approval for all stock option plans as well as regulations implemented by the NYSE prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur additional cash compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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
     Although our revenue decreased in 2005 compared to 2004, we experienced significant revenue growth in 2003 and 2004 and our revenue grew in the second quarter and first six months of 2006 compared to the same periods in 2005. To the extent demand for our products increases significantly in future periods, one of our key challenges will be to ramp our production capacity to meet sales demand, while maintaining product quality. Our primary strategies to accomplish this include increasing the physical size of our assembly facilities, the hiring of additional production staff, and the implementation of customized automation equipment. We have limited previous experience in implementing automation equipment, and the investments made on this equipment may not yield the anticipated labor and material efficiencies. Our inability to meet any future increase in sales demand or effectively manage our expansion could have a material adverse affect on our revenues, financial results and financial condition.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The following matters were submitted to a vote of our security holders at our annual shareholders meeting held on May 24, 2006:
•	Election of Thomas P. Smith and Matthew R. McBrady to serve a three year term on the Board of Directors

•	Ratification of the appointment of Grant Thornton LLP as our independent auditors for the year ended December 31, 2006.
Election of Directors
     The allocation of votes for the election of Thomas P. Smith and Matthew R. McBrady to the Board of Directors was as follows:

		YES	%	NO	%	WITHHELD	%	NON-VOTES	%
1	Thomas P. Smith	54,149,073	95.5	0	0.0	2,556,591	4.5	0	0.00

2	Matthew R. McBrady	55,229,278	97.4	0	0.0	1,476,386	2.6	0	0.00
Ratification of Auditors
     The allocation of votes for the ratification of Grant Thornton LLP as our independent auditors for the year ended December 31, 2006 was as follows:

YES	%	NO	%	ABSTAIN	%	NON-VOTES	%
55,919,990	98.61	657,247	1.15	128,246	0.22	0	0.00
     The proposals above are described in detail in the Company’s definitive proxy statement dated April 10, 2006, for the Annual Meeting of Shareholders held on May 24, 2006.
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

TASER INTERNATIONAL, INC. (Registrant)
Date: August 9, 2006	/s/ Patrick W. Smith

Patrick W. Smith, Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2006	/s/ Daniel M. Behrendt

Daniel M. Behrendt Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibits:
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities exchange Act of 1934.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities exchange Act of 1934.

32.1	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.