Form 10-Q
period 2006-09-30
TASER INTERNATIONAL INC
filed 2006-11-08
CIK 1069183

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
There were 61,923,053 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of November 2, 2006.

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TASER INTERNATIONAL, INC.
BALANCE SHEETS
(UNAUDITED)

	September 30, 2006	December 31, 2005
ASSETS

Current assets
Cash and cash equivalents	$15,833,820	$16,351,909
Short-term investments	5,638,637	—
Accounts receivable, net of allowance of $110,000 and $111,000 in 2006 and 2005, respectively	10,387,944	5,422,027
Inventory	8,531,385	10,105,336
Prepaids and other assets	2,330,459	2,795,576
Insurance settlement proceeds receivable	4,538,852	575,000
Income tax receivable	66,511	44,454
Current deferred income tax asset	8,209,718	6,955,500

Total current assets	55,537,326	42,249,802
Long-term investments	29,028,942	27,548,120
Property and equipment, net	20,794,976	21,061,754
Deferred income tax asset	21,828,408	20,040,788
Intangible assets, net	1,492,672	1,340,783

Total assets	$128,682,324	$112,241,247

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of capital lease obligations	$44,669	$43,111
Accounts payable and accrued liabilities	6,604,931	6,315,654
Current deferred revenue	930,152	561,165
Deferred insurance settlement proceeds	660,824	476,515
Litigation settlement liabilities	21,750,000	—
Customer deposits	259,351	190,256

Total current liabilities	30,249,927	7,586,701
Capital lease obligations, net of current portion	42,485	76,188
Deferred revenue, net of current portion	1,580,598	839,983

Total liabilities	31,873,010	8,502,872

Commitments and Contingencies	—	—

Stockholders’ equity

Preferred stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.00001 par value per share; 200 million shares authorized; 61,922,153 and 61,938,654 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	619	619
Additional paid-in capital	80,427,462	78,742,862
Treasury stock	(2,208,954)	—
Retained earnings	18,590,187	24,994,894

Total stockholders’ equity	96,809,314	103,738,375

Total liabilities and stockholders’ equity	$128,682,324	$112,241,247

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
		(As restated, see note 3)		(As restated, see note 3)
Net Sales	$18,311,543	$11,675,611	$48,430,303	$35,086,431

Cost of Products Sold:
Direct manufacturing expense	5,099,381	2,932,791	12,858,166	9,568,667
Indirect manufacturing expense (1)	1,580,182	1,002,919	4,594,840	4,021,200

Total Cost of Products Sold	6,679,563	3,935,710	17,453,006	13,589,867

Gross Margin	11,631,980	7,739,901	30,977,297	21,496,564

Sales, general and administrative expenses (1)	7,125,408	6,724,899	21,982,755	19,242,541
Research and development expenses (1)	772,976	360,689	1,999,777	1,103,593
Litigation Settlement	—	—	17,650,000	—

Income(loss) from operations	3,733,596	654,313	(10,655,235)	1,150,430

Interest income	483,371	306,761	1,281,399	853,473
Interest expense	(1,760)	—	(5,650)	(103)
Other expense, net	—	—	(228)	(59,735)

Income (loss) before income taxes	4,215,207	961,074	(9,379,714)	1,944,065
Provision(credit) for income taxes	1,819,309	586,194	(2,975,007)	1,066,675

Net income(loss)	$2,395,898	$374,880	$(6,404,707)	$877,390

Income per common and common equivalent shares
Basic	$0.04	$0.01	$(0.10)	$0.01
Diluted	$0.04	$0.01	(0.10)	$0.01

Weighted average number of common and common equivalent shares outstanding
Basic	62,031,850	61,385,863	62,003,727	61,266,387
Diluted	64,717,904	63,694,740	62,003,727	63,951,621

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
(1) Stock-based compensation was allocated as follows:
Indirect manufacturing expense	$33,419	$—	$95,964	$—
Sales, general and administrative	194,885	—	695,265	—
Research and development expenses	46,388	—	157,111	—

	$274,692	$—	$948,340	$—

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
		(As restated, see note 3)
Cash Flows from Operating Activities:
Net income (loss)	$(6,404,707)	$877,390
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,548,115	1,185,374
Loss on disposal of fixed assets	—	56,872
Provision for excess and obsolete inventory	3,623	—
Provision for warranty	310,359	150,415
Stock-based compensation expense	948,340	—
Deferred insurance settlement proceeds recognized	(40,691)	—
Deferred income taxes	(3,041,838)	52,645
Excess tax benefits from stock-based compensation	—	1,026,539
Change in assets and liabilities:
Accounts receivable	(4,965,917)	1,154,734
Inventory	1,570,328	(2,227,579)
Prepaids and other assets	465,117	178,158
Insurance settlement proceeds receivable	(3,963,852)	—
Income tax receivable	(22,057)	10,597
Accounts payable and accrued liabilities	203,918	(3,028,743)
Deferred revenue	1,109,602	83,289
Accrued litigation settlement	21,750,000	—
Customer deposits	69,095	116,353

Net cash provided (used) by operating activities	9,539,435	(363,956)

Cash Flows from Investing Activities:
Purchases of investments	(75,487,096)	(26,985,127)
Proceeds from investments	68,367,637	36,702,634
Purchases of property and equipment	(1,252,576)	(7,380,839)
Purchases of intangible assets	(180,650)	(66,153)

Net cash provided (used) by investing activities	(8,552,685)	2,270,515

Cash Flows from Financing Activities:
Payments under capital leases	(32,145)	(4,642)
Proceeds from options exercised	736,260	474,629
Repurchase of common stock	(2,208,954)	—

Net cash provided by financing activities	(1,504,839)	469,987

Net increase (decrease) in cash and cash equivalents	(518,089)	2,376,546
Cash and cash equivalents, beginning of period	16,351,909	14,757,159

Cash and Cash Equivalents, end of period	$15,833,820	$17,133,705

Supplemental Disclosure:
Cash paid for interest	$5,650	$103
Non Cash Transactions-
Increase to deferred tax asset related to tax benefits realized from the exercise of stock options (with a related increase to additional paid in capital of $0 and $1,179,138)	$—	$726,586
Increase to property and equipment with a corresponding increase in accounts payable	$—	$1,121,091
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
     The Company’s deferred tax asset includes approximately $78 million in net operating loss carryforwards. The amount of the deferred tax asset is considered realizable; however, it could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.
2. Summary of significant accounting policies
a. Basis of presentation
     The accompanying unaudited financial statements of TASER International, Inc. include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of September 30, 2006 and September 30, 2005 and for the periods then ended. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited financial statements in accordance with applicable rules.
     The results of operations for the three and nine month periods ended Spetember 30, 2006 are not necessarily indicative of the results to be expected for the full year (or any other period) and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed on March 16, 2006.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
b. Segment information
     Management has determined that its operations are comprised of one reportable segment. For the three and nine months ended September 30, 2006 and 2005, sales by geographic area were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
United States	88%	86%	89%	88%
Other Countries	12%	14%	11%	12%

Total	100%	100%	100%	100%

     Sales to customers outside the United States are denominated in U.S. dollars. Substantially all assets of the Company are located in the United States.
c. Stock-Based compensation
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, no stock-based compensation expense was recognized in the income statement for the three and nine month periods ended September 30, 2005, as all options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted by SFAS No. 123, stock-based compensation was included as a pro forma disclosure in the notes to the Company’s financial statements for the three and nine month periods ended September 30, 2005.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized in the three and nine months ended September 30, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method.
     Total stock-based compensation expense recognized in the income statement for the three and nine months ended September 30, 2006 was $274,692 and $948,340 before income taxes, respectively. The related total deferred tax benefits were approximately $120,000 and $341,000 for the three and nine months ended September 30, 2006, respectively.
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
     The following table shows the effect on net income and basic and diluted earnings per share for the three and nine months ended September 30, 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$374,880	$877,390
Add: Total stock-based compensation included in net income as reported	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(1,755,000)	(4,037,000)

Net loss — pro forma	$(1,380,120)	$(3,159,610)

Net income per common share — as reported:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Net loss per common share — pro forma:
Basic, pro forma	$(0.02)	$(0.05)
Diluted, pro forma	$(0.02)	$(0.05)

Basic	61,385,863	61,266,387
Diluted	63,694,740	63,951,621
     Disclosures for the three and nine month periods ended September 30, 2006 are not presented because the amounts are recognized in the financial statements in connection with the adoption of SFAS 123R.
     SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (“BSM”) option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the three and nine month periods ended September 30, 2006 and September 30, 2005 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Expected Life	3.49 years	1.5 — 3 years	3.49 years	1.5 — 3 years
Volatility	68.8% — 69.2%	103%	67.8% — 70.3%	106%
Risk Free Interest Rate	4.86% — 5.14%	3.50%	4.5% — 5.14%	3.50%
Dividend Yield	—	—	—	—
Weighted average fair value of options granted during the period	$4.18	$5.23	$4.43	$4.72
     The expected life of the options represents the estimated period of time until exercise and is based on the Company’s historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2006, expected stock price volatility is based on a combination of historical volatility of the Company’s stock and the one-year implied volatility of its traded options for the related vesting periods. Prior to the adoption of SFAS 123R, expected stock price volatility was estimated using only the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

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

	Earnings Per Share		Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Numerator for basic and diluted earnings per share
Net income	$2,395,898	$374,880	$(6,404,707)	$877,390

Denominator for basic earnings per share — weighted average shares outstanding	62,031,850	61,385,863	62,003,727	61,266,387
Dilutive effect of shares issuable under stock options outstanding	2,686,054	2,308,877	—	2,685,234

Denominator for diluted earnings per share — adjusted weighted average shares outstanding	64,717,904	63,694,740	62,003,727	63,951,621

Net income per common share
Basic	$0.04	$0.01	$(0.10)	$0.01
Diluted	$0.04	$0.01	$(0.10)	$0.01
     Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended September 30, 2006, the effects of 1,813,325 stock options were excluded from the calculation of diluted income per share as their effect would have been antidilutive and increased the net income per share. As a result of the net loss for the nine months ended September 30, 2006, 3,563,310 of potential dilutive securities were considered anti-dilutive and excluded from the calculation. For the three and nine months ended September 30, 2005, the effects of 558,406 and 370,906 stock options were excluded from the calculation of diluted income per share as their effect would have been antidilutive and increased the net income per share.
e. Warranty Costs
     The Company warrants its products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective TASER unit for a fee. The Company also sells extended warranties for periods of up to four years after the expiration of the limited one year warranty. The Company tracks historical data related to returns and related warranty costs on a quarterly basis, and estimates future warranty claims by applying the estimated average return rate to the product sales for the period. Historically, the reserve amount is increased if the Company becomes aware of a component failure that could result in larger than anticipated returns from its customers. After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the ADVANCED TASER device for a fee and the TASER X26 for a prorated discounted price depending on when the product was placed into service. These fees are intended to cover the handling and repair costs and include a profit. A summary of changes in the warranty accrual for the nine months ended September 30, 2006 and 2005 is as follows:

	September 30, 2006	September 30, 2005
Balance at Beginning of Period	$851,920	$457,914
Utilization of Accrual	(427,227)	(599,193)
Warranty Expense	310,359	749,607

Balance at End of the Period	$735,052	$608,328

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
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. Management does not expect the adoption of SAB 108 to have a material impact on its financial statements.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
3. Restatement of Previously Issued Financial Statements for Manufacturing Overhead and Error Corrections
     On May 11, 2006, the Company concluded that its financial statements at March 31, 2005, June 30, 2005 and September 30, 2005 and for the periods then ended, included in its Form 10-Qs for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005, respectively, should no longer be relied upon due to an error in those financial statements which resulted in the incorrect calculation of manufacturing overhead costs being applied to inventory. The Company has restated its results for the quarters ended March 2005 and June 2005 in its Form 10-Q’s filed for the periods ended March 31, 2006 and June 30, 2006, respectively, and is amending the results of the quarter ended September 30, 2005 herein. No restatement of the Company’s financial statements for the years ended December 31, 2005 and December 31, 2004 is necessary as a result of the matters discussed below as the Company has determined they are not material to those periods based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99 – “Materiality”.
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
     A summary of the impact to correct the cumulative amount of manufacturing overhead costs applied to inventory, record previously unrecorded proposed cut-off errors and the related income tax effects on the financial statements for the quarter ended September 30, 2005 is as follows:

	Three Months Ended September 30, 2005				Nine Months Ended September 30, 2005
	As				As
	Previously	Overhead	Cut-off		Previously	Overhead	Cut-off
	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated
Statements of Income

Indirect manufacturing expense	$894,450	$108,469	$—	$1,002,919	$3,531,611	$489,589	$—	$4,021,200
Total Cost of Products Sold	3,827,241	108,469	—	3,935,710	13,100,278	489,589	—	13,589,867
Gross Margin	7,848,370	(108,469)	—	7,739,901	21,986,153	(489,589)	—	21,496,564
Sales, general and administrative expenses	6,909,018	(149,741)	(34,378)	6,724,899	19,740,112	(342,086)	(155,485)	19,242,541
Income from operations	578,663	41,272	34,378	654,313	1,142,448	(147,503)	155,485	1,150,430
Income before provision for income taxes	885,424	41,272	34,378	961,074	1,936,083	(147,503)	155,485	1,944,065
Provision for income taxes	555,000	17,018	14,176	586,194	982,000	20,133	64,542	1,066,675
Net income	$330,424	$24,254	$20,202	$374,880	$954,083	$(167,636)	$90,943	$877,390

Income per common share
Basic	$0.01	$—	$—	$0.01	$0.02	$—	$—	$0.01
Diluted	$0.01	$—	$—	$0.01	$0.01	$—	$—	$0.01

	Nine Months Ended September 30, 2005
	As
	Previously	Overhead	Cut-off
	Reported	Adjustments	Adjustments	As Restated
Statement of Cash Flows

Net income	954,083	(167,636)	90,943	877,390
Deferred income taxes	(32,030)	20,133	64,542	52,645
Change in assets and liabilities:
Inventory	(2,375,082)	147,503	—	(2,227,579)
Accounts Payable and accrued liabilities	(2,873,258)	—	(155,485)	(3,028,743)

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
     The following is a summary of cash, cash equivalents and held-to-maturity investments by type at September 30, 2006 and December 31, 2005:

	September 30, 2006				December 31, 2005
		Gross Unrealized	Gross Unrealized			Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Cash	$13,841,485	$—	$—	$13,841,485	$6,387,796	$—	$—	$6,387,796
Government sponsored entity securities	36,659,914	39,064	(261,478)	36,437,500	37,512,233	22,887	(388,252)	37,146,868

Total cash, cash equivalents and investments	$50,501,399	$39,064	$(261,478)	$50,278,985	$43,900,029	$22,887	$(388,252)	$43,534,664

	September 30,	December 31,
	2006	2005

Government sponsored entity securities reported as:
Cash equivalents	$1,992,335	$9,964,113
Short term investments	5,638,637	—
Long term investments	29,028,942	27,548,120

	$36,659,914	$37,512,233

     The following table summarizes the contractual maturities of government sponsored entity securities at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
Less than 1 year	$17,777,577	$14,980,493
1-3 years	18,882,337	22,531,740

	$36,659,914	$37,512,233

     The following table provides information about held-to-maturity investments with gross unrealized losses and the length of time that individual investments have been in a continuous unrealized loss position at September 30, 2006:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Government sponsored entity securities	$2,988,451	$(1,337)	$24,750,515	$(260,141)	$27,738,966	$(261,478)
     The unrealized losses on the Company’s investment in government sponsored entity securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government and, accordingly it is expected that the securities would not be settled for a price less than the amortized cost of the investment. Since the decline in fair value was attributable to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2006.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
5. Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost which approximates the first-in, first-out (FIFO) method. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. Inventories as of September 30, 2006 and December 31, 2005 consist of the following:

	September 30, 2006	December 31, 2005
Raw materials and work-in-process	$4,948,095	$8,054,683
Finished goods	3,724,785	2,311,403
Reserve for excess and obsolete inventory	(141,495)	(260,750)

Total Inventory	$8,531,385	$10,105,336

6. Intangible assets
     Intangible assets consist of the following at September 30, 2006 and December 31, 2005:

		September 30, 2006			December 31, 2005
		Gross			Gross
		Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
TASER.com domain name	5 Years	$60,000	$60,000	$—	$60,000	$56,000	$4,000
Issued patents	4 to 15 Years	223,894	77,528	146,366	168,280	59,238	109,042
Issued trademarks	9 to 11 Years	16,872	1,809	15,063	14,198	695	13,503
Non compete agreement	7 Years	50,000	23,214	26,786	50,000	17,857	32,143

		350,766	162,551	188,215	292,478	133,790	158,688

Unamortized intangible assets:
TASER Trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		404,457		404,457	282,095		282,095

		1,304,457		1,304,457	1,182,095		1,182,095

Total intangible assets		$1,655,223	$162,551	$1,492,672	$1,474,573	$133,790	$1,340,783

     Amortization expense for the three months ended September 30, 2006 and 2005 was $8,616 and $9,782, respectively. Amortization expense for the nine months ended September 30, 2006 and 2005 was $28,761 and $20,145, respectively. Estimated amortization expense of intangible assets for the balance of 2006, the next four years and thereafter is as follows:

Year Ending December 31
2006	$8,875
2007	35,499
2008	35,499
2009	23,577
2010	15,423
Thereafter	69,342

$188,215

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
7. Accounts payable and accrued liabilities
     Accounts payable and accrued liabilities consist of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Accounts payable	$3,763,794	$4,027,335
Accrued expenses	1,001,013	954,908
Accrued warranty expense	735,052	851,920
Accrued salaries and benefits	1,105,072	481,491

Total	$6,604,931	$6,315,654

8. Income taxes
     The deferred income tax asset at September 30, 2006 is comprised primarily of a net operating loss carryforward, which resulted from the compensation expense the Company recorded for income tax purposes when employees exercised stock options in 2004. For the three and nine months ended September 30, 2006, the Company did not recognize additional tax benefits related to disqualifying dispositions of stock options exercised. A total tax benefit of $1,277,945 was credited to additional paid-in capital in the nine months ended September 30, 2005 for these disqualifying dispositions. Additionally, warranty and inventory reserves, accrued vacation and other items have contributed to the deferred income tax asset.
     The Company’s total current and long term deferred tax asset at September 30, 2006 is $30.0 million. In preparing the Company’s financial statements, the Company has assessed the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As a result of the shareholder litigation settlement expense recorded in the second quarter of 2006, the Company has determined that it is more likely than not that its net operating loss carryforwards for the state of Arizona, which expire in 2009, will not be fully realized. Accordingly, the Company has recorded a valuation allowance of $250,000, against its deferred tax assets as of September 30, 2006. Management believes that, other than as previously described, as of September 30, 2006, based on an evaluation and projections of future sales and profitability, no other valuation allowance was deemed necessary as the Company concluded that it is more likely than not that the Company’s net deferred tax assets will be realized. However, the deferred tax asset could be reduced in the near-term if estimates of future taxable income during the carryforward period are reduced.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
9. Stockholders equity
Stock Repurchase
     In August 2006, TASER’s Board of Directors authorized a stock repurchase program to acquire up to $10 million of the Company’s outstanding common stock. During the third quarter of 2006, the Company repurchased 300,000 shares at a weighted average cost of $7.36 per share and a total cost of approximately $2.2 million.
Stock Award Activity
     At September 30, 2006, the Company had three stock-based compensation plans, which are described more fully in Note 11 to the financial statements included in the Company’s Annual Report on Form 10-K as filed on March 16, 2006.
     The following table summarizes the stock options available and outstanding as of September 30, 2006 as well as activity during the nine months then ended:

		Outstanding Options
	Shares		Weighted
	Available for	Number of	Average
	Grant	options	Exercise Price
Balance at December 31, 2005	5,381,980	6,161,933	$4.92
Granted	(114,125)	114,125	$8.84
Exercised	—	(273,321)	$2.36
Expired/terminated	132,599	(132,599)	$5.75

Balance at September 30, 2006	5,400,454	5,870,138	$5.09

     The options outstanding as of September 30, 2006 have been segregated into five ranges for additional disclosure as follows:

			Options Outstanding			Options Exercisable
					Weighted
				Weighted	Average		Weighted
			Number	Average	Remaining	Number	Average
Range of Exercise Price			Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price

$0.28	—	$0.99	1,325,101	$0.36	6.1	1,325,101	$0.36
$1.03	—	$2.41	1,688,532	$1.55	2.8	1,683,697	$1.54
$5.89	—	$9.65	2,360,980	$8.07	7.3	2,207,220	$8.07
$10.10	—	$19.76	430,025	$14.37	8.0	339,549	$14.72
$20.12	—	$29.98	65,500	$23.85	7.8	53,290	$23.53

$0.28	—	$29.98	5,870,138	$5.09	5.8	5,608,857	$4.84

     Aggregate intrinsic value of options outstanding and options exercisable at September 30, 2006 was $20.6 million and $20.5 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $7.25 as of September 30, 2006, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $1.7 million and $4.5 million for the nine-month periods ended September 30, 2006 and 2005, respectively. As of September 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.3 million, which is expected to be recognized over a weighted average period of approximately 11.6 months.
     The total fair value of options vested was $14.0 million and $11.5 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
10. Line of credit
     The Company has a line of credit agreement with a bank which provides for a total availability of $10 million. The line is secured primarily by the Company’s accounts receivable and inventory and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime. The availability under this line is computed on a monthly borrowing base, which is based on the Company’s eligible accounts receivable and inventory. The line of credit matures on June 30, 2008 and requires monthly payments of interest only. At September 30, 2006, the available borrowing was $8.5 million and there was no amount outstanding under the line of credit. There have been no borrowings under the line of credit to date.
     The Company’s agreement with the bank requires the Company to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage ratios. For the quarter ended September 30, 2006, the Company was in violation of a covenant prohibiting the repurchase of shares of its common stock. Effective November 1, 2006, the Company signed an amendment to its existing agreement with the bank which waived the violation and permits the repurchase of shares up to an aggregate amount of $10 million.
11. Commitments and Contingencies
Legal proceedings
Securities Litigation
Securities Class Action Litigation
     Beginning on or about January 10, 2005, numerous securities class action lawsuits were filed against the Company and certain of its officers and directors. These actions were filed on behalf of the purchasers of the Company’s stock in various class periods, beginning as early as May 29, 2003 and ending as late as January 14, 2005. The majority of these lawsuits were filed in the District of Arizona. Four actions were filed in the United States District Court for the Southern District of New York and one in the Eastern District of Michigan. The New York and Michigan actions were transferred to the District of Arizona. The class actions were consolidated by Judge Susan Bolton and Lead Plaintiff and Lead Counsel were selected. The Lead Plaintiff filed a consolidated complaint (which became the operative complaint for all of the class actions) on August 29, 2005. The operative class period is May 29, 2003 to January 11, 2005. The defendants filed a motion to dismiss the consolidated complaint, which has been fully briefed for the Court but was not decided.
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
      On July 25, 2006, Lead Plaintiff, Lead Counsel, defendants and defendants’ counsel engaged in a mediation conference, and in subsequent discussions, in an attempt to settle the consolidated securities class actions. On August 9, 2006, the parties filed a joint notice of settlement stating, among other things, that the parties had reached an agreement in principal setting all consolidated actions, subject to documentation, notice and Court approval. On August 11, 2006, the Court issued an Order staying the class action for 60 days to allow the parties to complete and submit settlement documents, and further denying as moot the defendants’ pending motion to dismiss the consolidated complaint. On October 11, 2006, the parties filed a joint Stipulation of Settlement and related documents, and plaintiff filed a motion in support of the proposed order preliminarily approving the settlement, to which motion the defendants consented.

     The Stipulation of Settlement and related documents filed on October 11, 2006 set forth terms of settlement including, among other things, full releases of any and all related known or unknown claims among the plaintiff, plaintiff class and the defendants, and payment of $20 million from TASER for the benefit of the plaintiff class to be comprised of $12 million in cash (approximately $4.1 million to be provided from the Directors’ and Officers’ Liability Insurance policy), and $8 million in Company common stock valued as of the date at which the stock is transferred (1,103,448 shares based on a closing market price of $7.25 at September 29, 2006). The number of shares is subject to change based on the market price of the Company’s stock at the consumation of the settlement. At the Company’s election, the stock portion of the settlement may be funded with cash.

      Any Settlement of the consolidated securities class actions is conditioned upon approval by the Court and other factors. There is no assurance that the settlement will be completed on the terms set forth in the parties’ Stipulation of Settlement and related documents filed with the Court, or at all. In the event that a settlement occurs, it is expected that the consolidated securities class actions will be dismissed.
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

\

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
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
      On July 25, 2006, the parties to the Arizona District Court action engaged in a mediation conference in an attempt to settle the shareholder derivative litigation. On August 9, 2006, the parties to the Arizona District Court action filed a joint notice of settlement stating, among other things, that the parties had reached an agreement in principal settling all consolidated actions, subject to documentation, notice and Court approval. On August 11, 2006, the Court issued an Order staying the Arizona District Court action for 60 days to allow the parties to complete and submit settlement documents. On October 13, 2006, the Court, upon the joint stipulation of the parties to the Arizona District Court action, entered an Order continuing the stay of the Arizona District Court action through November 6, 2006 to complete and submit settlement documents.

      Terms of the proposed settlement include, among other things, that TASER would adopt certain measures to improve the Company’s corporate governance, and that TASER would pay the attroneys’ fees in the Arizona District Court action in the amount of $1,750,000 comprised of the Company’s common stock valued as of the date of which the stock is transferred (241,379 shares, based on a closing market price of $7.25 of September 29, 2006), in exchange for a release by plaintiffs and current TASER shareholders of all claims based on or arising out of the shareholder derivative complaint. All parties to the Arizona District Court action, the Arizona State Court action and the Delaware Chancery Court action anticipate that the settlement will include each of these actions. Any settlement of these derivative actions would be conditioned upon approval by the Court and other factors. There is no assurance that the settlement will be completed on the foregoing terms or at all. In the event that a settlement occurs, it is expected that the derivative actions would be dismissed.
Proposed Class Action and Derivative Lawsuit Settlement
     As a result of the aforementioned proposed settlements, the Company has established a litigation settlement liability of $21.75 million, recorded a receivable of $4.5 million to reflect insurance proceeds, and recorded a liability of approximately $400,000 for legal fees. The total litigation settlement expenses reflected in the income statement for the nine months ended September 30, 2006 are $17.65 million, which are net of insurance proceeds after legal fees. The Company has tax effected the settlement expenses in accordance with APB 28.
Demand for Inspection of Documents Litigation
     On May 4, 2005, a Company shareholder filed an action in the Delaware Chancery Court against the Company under Section 220 of Delaware General Corporation Law, demanding the inspection of certain corporate documents. The Company filed an answer to the complaint on June 7, 2005. The plaintiff commenced discovery. Based upon the negotiations of the parties and the plaintiff’s review of certain Company documents related to the demand, on August 21, 2006, the parties filed a stipulation of dismissal of the action with prejudice on the merits.
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
Contract Litigation
     In March 2000, Thomas N. Hennigan, a sales representative for our products from late 1997 through early 2000, sued the Company and certain of our shareholders in the United States District Court, Southern District of New York. The Company previously sued him in February 2000 in the United States District Court for the District of Arizona, but had not served him. After the New York case was dismissed in February 2001 for lack of personal jurisdiction, Mr. Hennigan brought a counterclaim in the United States District Court for the District of Arizona. Mr. Hennigan claims the exclusive right to sell our products to many of the largest law enforcement, corrections, and military agencies in the United States. He sought monetary damages that may amount to as much as $500,000 against us allegedly arising in connection with his alleged service to the Company as a distributor. His claims rest on theories of our failure to pay commissions, breach of contract, promissory estoppel, breach of fiduciary duty, and on related theories. No written contract was ever signed with Mr. Hennigan. We believe that he has no reasonable basis for claims based on informal or implied contractual rights and will be unable to prove his damages with reasonable certainty. Mr. Hennigan died in April 2001 and the case is now being prosecuted by his estate. On May 24, 2002, H.A. Russell was permitted to proceed as an additional defendant-counterclaimant. We filed various motions in November 2002 for partial summary judgment including a motion to dismiss his claims. On September 30, 2003, the Court issued an order granting our motion for partial summary judgment to dismiss Mr. Russell’s claims and struck Hennigan’s jury demand. On April 14, 2004, the Court issued an opinion partially granting our motion for partial summary judgment on certain joint venture, post-termination, post-death and exclusivity claims. A pretrial conference was held on July 28, 2005 and the trial started on August 31, 2005. At the conclusion of Hennigan’s case in chief, we made a motion to dismiss Hennigan’s case. The court issued a briefing schedule on our motion and the trial was suspended pending the court’s decision on our motion. On August 4, 2006 the Court issued an opinion and order dismissing with prejudice all of plaintiffs claims, except the Court set a briefing schedule for an alleged remaining nominal claim. On September 28, 2006, the court entered an order granting judgment for plaintiff in the amount of the nominal claim. In October 2006, we reached a settlement agreement under which plaintiff agreed not to appeal the court’s order and we agreed to pay plaintiff the judgment and forego the Company’s claim for an award of attorney’s fees as the prevailing party under an offer of judgment.
     In September 2004, the Company was served with a summons and complaint in the matter of Roy Tailors Uniform Co., Inc. v. TASER International in which the plaintiff alleges that it is entitled to commissions for disputed sales that were made to customers that are claimed to be plaintiff’s customers for which plaintiff is seeking monetary damages. Plaintiff failed to sign a distributor agreement with the Company and did not have distribution rights with the Company. This case is in the discovery phase and a trial date has been scheduled for April 2007. In October 2006, a request for dismissal of this lawsuit was filed with the court.
Other Class Action Litigation
     In August 2005, the Company was served with a summons and complaint in the matter of Village of Dolton v. TASER International in which the Plaintiff alleges that defendant misled the plaintiff about the safety of the TASER device when they purchased the TASER device and are seeking damages. The plaintiff is seeking to certify the lawsuit as a class action. We have filed an answer to the complaint and a motion to dismiss. In October 2005, we filed a declaration of the former chief of police for the Village of Dolton which refutes many of the allegations made in the complaint and we filed a motion for sanctions. In October 2005, the Court issued an order partially granting our Motion to Dismiss, and denied the balance of the motions. In October 2006, the Company reached an agreement with the plaintiffs to dismiss this lawsuit the terms of which are subject to a confidentiality agreement.
Product Liability Litigation
     The Company is currently named as a defendant in 56 lawsuits in which the plaintiffs alleged either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers or during training exercises. In addition, 26 other lawsuits have been dismissed and are not included in this number. Two of the lawsuits that have been dismissed or judgment entered in favor of TASER, are on appeal. With respect to each of these pending 56 lawsuits, the following table lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. This table also lists those cases which were dismissed during the most recent fiscal quarter. Cases that were dismissed in prior fiscal quarters are not included in this table. In each of the pending lawsuits, the plaintiff is seeking monetary damages from the Company. The defense of each of these lawsuits has been submitted to our insurance carriers that maintained insurance coverage during these applicable periods and we continue to maintain product liability insurance coverage with varying limits and deductibles. Our product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $250,000 in per incident deductibles. We are defending each of these lawsuits vigorously.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status
Alvarado	4/2003	CA Superior Court	Wrongful Death	Jury Verdict for TASER
City of Madera	6/2003	CA Superior Court	Wrongful Death	Dismissed by Summary Judgment, Appeal Pending
Thompson	9/2004	MI Circuit Court	Wrongful Death	Dismissed
Pierson	11/2004	US District Court, CD CA	Wrongful Death	Dismissed
Glowczenski	10/2004	US District Court, ED NY	Wrongful Death	Case Stayed
LeBlanc	12/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
M. Elsholtz	12/2004	TX District Court	Wrongful Death	Discovery Phase
Washington	5/2005	US District Court, ED CA	Wrongful Death	Discovery Phase
Sanders	5/2005	US District Court ED CA	Wrongful Death	Discovery Phase
Fleming	5/2005	US District Court ED LA	Wrongful Death	Trial Scheduled for April 9, 2007
Woolfolk	6/2005	US District Court MD FL	Wrongful Death	Trial Scheduled for March 2007.
Graff	9/2005	AZ Superior Court	Wrongful Death	Discovery Phase
Holcomb	9/2005	US District Court, ND OH	Wrongful Death	Dismissed with Prejudice
Tucker	10/2005	US District Court, NV	Wrongful Death	Discovery Phase
Hammock	10/2005	District Court, Tarrant County, TX	Wrongful Death	Dismissed with Prejudice
Heston	11/2005	US District Court, ND CA	Wrongful Death	Discovery Phase
Rosa	11/2005	US District Court, ND CA	Wrongful Death	Discovery Phase
Gosserand	10/2005	US District Court, ED LA	Wrongful Death	Discovery Phase
O’Donnell/Hasse	11/2005	Circuit Court, Cook County, IL	Wrongful Death	Discovery Phase
Yeagley	11/2005	Hillsborough County Circuit Court, FL	Wrongful Death	Discovery Phase
Neal-Lomax	12/2005	US District Court, NV	Wrongful Death	Discovery Phase
Yanga Williams	12/2005	Gwinnett County State Court, GA	Wrongful Death	Discovery Phase
Mann	12/2005	US District Court, ND GA, Rome Div	Wrongful Death	Discovery Phase
King	12/2005	US District Court, MD FL, Jacksonville	Wrongful Death	Discovery Phase
Robert Williams	1/2006	US District Court, TX	Wrongful Death	Discovery Phase
Lee	1/2006	Davidson County, TN Circuit Court	Wrongful Death	Discovery Phase, Trial Scheduled for June 2008.
Zaragoza	2/2006	CA Superior Court, Sacramento County	Wrongful Death	Discovery Phase
Tapia	4/2006	CA Superior Court, Los Angeles County	Wrongful Death	Discovery Phase
Kinkle	6/2006	US District Court, ND MS	Wrongful Death	Discovery Phase
Nunez	6/2006	72nd District Court, Lubbock County, TX	Wrongful Death	Discovery Phase
Bagnell	7/2006	Supreme Court for British Columbia, Canada	Wrongful Death	Discovery Phase
Salazar	7/2006	Maricopa County Superior Court, AZ	Wrongful Death	Discovery Phase
Gillson	7/2006	US District Court, NV	Wrongful Death	Discovery Phase
Hollman	8/2006	US District Court, ED NY	Wrongful Death	Complaint Served
Oliver	9/2006	FL Ninth Circuit Court	Wrongful Death	Complaint Served
Teran/LiSaola	10/2006	CA District Court	Wrongful Death	Complaint Served
Powers	11/2003	AZ Superior court	Training Injury	Verdict for TASER, Appeal Pending
Cook	8/2004	NV District Court	Training Injury	Discovery Phase
Stevens	10/2004	OH Court Common Pleas	Training Injury	Dismissed with Prejudice
Dimiceli	3/2005	FL Circuit Court	Training Injury	Dismissed with Prejudice
Allen	5/2005	AZ Superior Court	Training Injury	Dismissed with Prejudice
J.J	7/2005	FL Circuit Court	Training Injury	Discovery Phase
J.B	7/2005	FL Circuit Court	Training Injury	Discovery Phase
Howard	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Wagner	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Gerdon	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Gallant	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Herring	8/2005	Circuit Court of City of St. Louis, MO	Training Injury	Discovery Phase
Stewart	10/2005	Circuit Court for Broward County, FL	Training Injury	Discovery Phase
Lewandowski	1/2006	US District Court, NV	Training Injury	Discovery Phase
Peterson	1/2006	US District Court, NV	Training Injury	Discovery Phase
Husband	3/2006	British Columbia Supreme Court, Canada	Training Injury	Discovery Phase
Wright	4/2006	Court of Common Pleas, Clinton County Ohio	Training Injury	Discovery Phase
Howard	4/2006	US District Court, KS (Companion to AZ lawsuit)	Training Injury	Dismissed
Richthofen	7/2006	22nd Judicial District Court, St. Tammany Parish, LA	Training Injury	Discovery Phase
Wilson	8/2006	US District Court, ND GA	Training Injury	Complaint Served
Gray	8/2006	Second Judicial District, Davis County, Utah	Training Injury	Dismissed with Prejudice
Diamond	8/2006	Circuit Court, Douglas County, Oregon	Training Injury	Complaint Served
Cuckovic	8/2006	Circuit Court, McDonald County, Missouri	Personal Injury	Complaint Served
Cosby	8/2004	US District Court, SD NY	Injury During Arrest	Discovery Phase
Blair	3/2005	US District Court, MD NC	Injury During Detention	Dismissed with Prejudice
Lewis	7/2005	US District Court Tal FL	Injury During Arrest	Dismissed with Prejudice
Lash	8/2005	US District Court ED MO	Injury During Arrest	Dismissed with Prejudice
Games	8/2005	Circuit Court, Multnomah County, OR	Injury During Arrest	Dismissed with Prejudice
Bynum	10/2005	US District Court SD NY	Injury During Arrest	Discovery Phase
Lopez	11/2005	US District Court, ND IL Eastern Div	Injury During Police Call	Discovery Phase
Bellemore	2/2006	AZ Superior Court	Injury During Arrest	Discovery Phase
Wieffenbach	6/2006	Circuit Court of 12th Judicial District, Will County, Il	Injury During Arrest	Discovery Phase
Cruz	7/2006	CA Superior Court, Los Angeles County	Injury During Arrest	Discovery Phase
Turner	8/2006	US District Court, CD, CA	Injury During Arrest	Complaint Served
Molina	9/2006	US District Court, ND West Virginia	Injury During Detention	Complaint Served
Short	10/2006	US District Court, SD West Virginia	Injury During Arrest	Complaint Served

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
     In December 2005, the Company received a defense verdict in the Samuel Powers v. TASER International personal injury case. As part of its legal strategy to aggressively defend these cases, the Company entered into a settlement agreement with its own insurance provider in order to prevent its insurance provider from settling the case with the plaintiff. Under the terms of the settlement, the Company received $575,000 from its liability insurance provider associated with a settlement and release agreement and the Company assumed all future potential liability and costs from and after the date the settlement and release agreement was signed. After offsetting approximately $100,000 in legal expenses to defend and win the trial, the Company has recorded the remaining balance of approximately $475,000 as deferred insurance settlement proceeds on its balance sheet. This deferred income will be used to cover any costs through all appeals and the remaining balance if any will be recorded as “other income” when final resolution is completed. During the three and nine month period ended September 30, 2006, the Company expended approximately $3,000 and $41,000, respectively, in connection with the appeal and reduced the deferred amount by these costs.
     In November 2006, the Company received a defense verdict in the Alvarado v. Taser International in-custody death case. In September 2006, as part of its legal strategy to aggressively defend these cases, the Company entered into a settlement agreement with its own insurance provider in order to prevent its insurance provider from settling the case with the plaintiff. Under the terms of the settlement, the Company received $225,000 from its liability insurance provider associated with a settlement and release agreement and the Company assumed all future potential liability and costs from and after the date the settlement and release agreement was signed. The Company has recorded the $225,000 as deferred insurance settlement proceeds on its balance sheet. This deferred income will be used to cover any costs through all appeals and the remaining balance if any will be recorded as “other income” when final resolution is completed. No such defense costs were paid in the three months ended September 30, 2006.
Other Litigation
     In January 2005, we filed litigation in U.S. District Court for the Western District of North Carolina against Stinger Systems, Inc. and Robert Gruder alleging false advertising and a violation of the Lanham Act. The defendants have filed a counterclaim against the Company alleging defamation. This case is in the discovery phase and no trial date has been set.
     In February 2005, we filed litigation in Superior Court for Maricopa County against Thomas G. Watkins III, our former patent attorney, for declaratory judgment, breach of fiduciary duty, constructive fraud, and breach of contract. Mr. Watkins originally filed patent applications on our behalf as our patent attorney for inventions utilized in the TASER X26 device in February and May 2003. In each patent application he filed a declaration stating that Magne Nerheim, our employee, was the sole inventor. These patent applications are pending. Mr. Nerheim assigned his interest in these patent applications to us. In December 2004 Mr. Watkins informed us that he now felt that he was the inventor of a portion of this invention. We vigorously dispute his claim and we believe that we are the sole owner of this invention. We have filed a motion for summary judgment in this litigation in February 2006 which motion is pending before the Court. On February 14, 2006, U.S. Patent No. US 6,999,295 entitled “Dual Operating Mode Electronic Disabling Device For Generating A Time-Sequenced, Shaped Voltage Output Waveform” was issued to named inventors Thomas G. Watkins, III and Mr. Nerheim. Mr. Nerheim assigned his interest in this patent to us. This patent covers a portion of the technology utilized in the TASER X26 device. This patent was applied for by Mr. Watkins without our knowledge or consent. Since we are a joint owner of this patent, this patent will not restrict us from manufacturing and selling the TASER X26 device. We have other patent applications pending that cover inventions contained in this patent. In March 2006, the Court issued a temporary restraining order and a preliminary injunction preventing Mr. Watkins from selling, assigning, transferring or licensing this patent to a third party during the duration of this litigation. On August 2, 2006, the Court issued an order granting our motion for partial summary judgment on liability, leaving open the matter of remedies and other residual issues for resolution in subsequent proceedings.
     In November 2005 and April 2006, we filed lawsuits in Marion County Circuit Court, Indiana and in Fairfax County Circuit Court, Virginia, respectively, against James Ruggieri for defamation, product disparagement, intentional interference with a business relationship, Lanham Act violations and tortuously affecting the fairness and integrity of litigation as adverse third-party witness. Mr. Ruggieri has counterclaimed for defamation and infliction of distress. This case is entering the discovery phase and no trial date has been set. In October 2006, we reached a settlement agreement with Mr. Ruggieri and a dismissal was entered in this litigation.
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
     In June 2006, we filed a lawsuit in U.S. District Court for the Central District of California against Bestex Company, Inc. for patent infringement, false patent marking, unfair competition and breach of written contract. Bestex filed a counterclaim for unfair competition and false advertising. This case is entering the discovery phase and no trial date has been set.
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
12. Related Party Transactions
     Aircraft charter
     Prior to 2006, the Company chartered an aircraft for business travel from Four Futures Corporation, which is wholly-owned by Thomas P. Smith, President of the Company, and his family. Beginning in 2006, the Company began reimbursing Thomas P. Smith for business use of his personal aircraft. For the three and nine months ended September 30, 2006, the Company incurred expenses of approximately $125,000 and $327,000 respectively, to Thomas P. Smith and Four Futures Corporation. For the three and nine months ended September 30, 2005, the Company incurred expenses of approximately $141,000 and $340,000, respectively, to Thomas P. Smith and Four Futures Corporation. Any personal use of the aircraft by Mr. Smith prior to 2006 was billed to Four Futures Corporation for reimbursement. At September 30, 2006 and December 31, 2005, the Company had outstanding payables of approximately $72,000 and $67,000, respectively to Thomas P. Smith, and no amounts due from Thomas P. Smith or Four Futures Corporation. The Company believes that the rates charged by Mr. Smith or Four Futures Corporation are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
     Prior to 2006, the Company also chartered an aircraft for business travel from Thundervolt, LLC, which is wholly owned by Patrick W. Smith, Chief Executive Officer of the Company, and Phillips W. Smith, Chairman of the Company’s Board. During January 2006, the Company ceased the charter of this aircraft. For the three and nine months ended September 30, 2005, the Company incurred charter expenses of approximately $98,000 and $335,000, respectively, to Thundervolt, LLC. Any personal use of the aircraft by Patrick, Phillip or Thomas Smith was billed to Thundervolt, LLC, or directly to the individual, for reimbursement. For the three and nine months ended September 30, 2005, the Company billed approximately $118,000 and $293,000, to Thundervolt, LLC, Patrick W. Smith, Phillips W. Smith and Thomas P. Smith for personal use of the aircraft. The Company believes that the rates charged by Thundervolt, LLC were equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
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
     TASER Foundation
     In November 2004, the Company established the TASER Foundation. The TASER Foundation is a 501(c)3 non-profit corporation and has made application to the IRS for tax exempt status. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Daniel M. Behrendt an officer of the Company serves on the Board of Directors of the TASER Foundation. Patrick W. Smith and Thomas P. Smith resigned from the Board of Directors of the TASER Foundation in January 2006. Over half of the initial $1 million endowment was contributed directly by TASER International, Inc. employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the three and nine months ended September 30, 2006, the Company incurred approximately $28,000 and $148,000, respectively, in such administrative costs. For the three and nine months ended September 30, 2005, the Company incurred approximately $32,000 and $92,000, respectively in administrative costs. For the three and nine months ended September 30, 2006, the Company contributed $100,000 and $175,000 to the TASER Foundation. For the three and nine months ended September 30, 2005, the Company contributed $100,000 and $225,000 to the TASER Foundation
     Consulting services
     Beginning in August 2005, the Company agreed to pay Mark Kroll, a member of the Board of Directors, a retainer of $8,000 per month to provide consultancy services. The cumulative expense for the three and nine months ended September 30, 2006 were approximately $50,000 and $159,000, respectively. At September 30, 2006, the Company had accrued liabilities of approximately $14,000 related to these services.
13. Employee Benefit Plan
     In January 2006, the Company established a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $15,000. The Company matches 50% of the first 6% of eligible compensation contributed to the Plan by each participant. The Company’s matching contributions vest after four years of service, at age 59 1/2 regardless of service, upon the death or permanent disability of the employee, or upon termination of the Plan. The Company’s matching contributions to the Plan for the three and nine months ended September 30, 2006 were $51,383 and $143,686, respectively. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following is a discussion of the Company’s financial condition and results of operations for the three and nine months ended September 30, 2006 and September 30, 2005. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K filed on March 16, 2006.
     Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: expected revenue and earnings growth; estimates regarding the size of our target markets; successful penetration of the law enforcement market; expansion of product sales to the private security, military and consumer self-defense markets; growth expectations for new and existing accounts; expansion of production capability; new product introductions; and our business model. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; establishment and expansion of our direct and indirect distribution channels; attracting and retaining the endorsement of key opinion-leaders in the law enforcement community; the level of product technology and price competition for our products; the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; potential delays in international and domestic orders; implementation risks of manufacturing automation; risks associated with rapid technological change; execution and implementation risks of new technology; new product introduction risks; ramping manufacturing production to meet demand; litigation resulting from alleged product- related injuries; risks related to government inquiries and pending class action and derivative litigation; media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; product quality risks; potential fluctuations in quarterly operating results; competition; financial and budgetary constraints of prospects and customers; dependence upon sole and limited source suppliers; fluctuations in component pricing; risks of governmental regulations; dependence on a single product; dependence upon key employees; employee retention risks; and other factors detailed in the Company’s filings with the Securities and Exchange Commission including in “Part II — Item 1A. Risk Factors” in this report on Form 10-Q .
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
Critical Accounting Policies
     The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates. We have identified the following policies as critical to our business operations and the understanding of our results of operations.
Revenue Recognition
     Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. All of our sales are final and our customers do not have a right to return the product. We charge certain of our customers shipping fees, which are recorded as a component of net sales. We record training revenue as the service is provided. In 2003, we began offering our customers the right to purchase extended warranties on our ADVANCED TASER product and TASER X26 product. Revenue for extended warranty purchases is deferred at the time of sale, and recognized over the warranty period. At September 30, 2006 and December 31, 2005, we deferred $2,322,000 and $1,233,000 under this program, respectively. We also defer revenue associated with the one-on-one private citizen training and background checks that are included with the purchase of an X26 C private citizen device. The revenue associated with these items is deferred until the service is provided. At September 30, 2006 and December 31, 2005, we had deferred approximately $189,000 and $150,000, respectively, relating to these items and another $18,000 at December 31, 2005 relating to the training of federal firearms licensed dealers who will sell the X26 C device. Changes in judgments on these assumptions and estimates could impact the timing or amount of our revenue recognition.
Standard Warranty Costs
     We warrant our products from manufacturing defects for a period of one year after purchase and will replace any defective unit with a new one for a fee. We track historical data related to returns and related warranty costs on a quarterly basis, and estimate future warranty claims by applying our four quarter average return rate to our product sales for the period. We have also historically increased our reserve amount if we become aware of a component failure that could result in a larger than anticipated returns from our customers. As of September 30, 2006, our reserve for warranty returns was $735,000 compared to a $852,000 reserve at December 31, 2005. In the event that product returns under warranty differ from these estimates, changes to our warranty reserves might become necessary.
Inventory
     Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost, which approximates the first-in, first-out (FIFO) method. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to our inventory reserves might become necessary. Our reserve for excess and obsolete inventory was $141,000 at September 30, 2006 compared to $261,000 at December 31, 2005.
Accounts Receivable
     Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. These allowances represent our best estimates and are based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. In the event that actual uncollectible amounts differ from these estimates, changes in our allowances for doubtful accounts might become necessary. Our allowance for doubtful accounts was $110,000 at September 30, 2006 compared to $111,000 at December 31, 2005.

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
     In preparing our financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As a result of the shareholder litigation settlement expense recorded in the second quarter of 2006, we have determined that it is more likely than not that our net operating loss carryforwards for the state of Arizona, which expire in 2009, will not be fully realized. Accordingly, we have recorded a valuation allowance of $250,000 against our deferred tax assets as of September 30, 2006. As of September 30, 2006, other than as previously described, based on our evaluation, no other valuation allowance was deemed necessary as it is more likely than not that our net deferred tax assets will be realized. However, our deferred tax asset could be reduced in the near term if estimates of taxable income during the carryforward period are reduced.
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

Results of Operations
Three and Nine Months Ended September 30, 2006 Compared to the Three and Nine Months Ended September 30, 2005
The following table sets forth, for the periods indicated, our statements of income expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	36.48%	33.71%	36.04%	38.73%

Gross margin	63.52%	66.29%	63.96%	61.27%
Sales, general and administrative expenses	38.91%	57.60%	45.39%	54.84%
Research and development expenses	4.22%	3.09%	4.13%	3.15%
Litigation settlement	0.00%	0.00%	36.44%	0.00%

Income(loss) from operations	20.39%	5.60%	-22.00%	3.28%
Interest income	2.64%	2.63%	2.65%	2.43%
Interest expense	-0.01%	0.00%	-0.01%	0.00%
Other income and expense	0.00%	0.00%	0.00%	-0.17%

Income(loss) before income taxes	23.02%	8.23%	-19.36%	5.54%
Provision(credit) for income taxes	9.94%	5.02%	-6.14%	3.04%

Net income(loss)	13.08%	3.21%	-13.22%	2.50%

Net Sales
     For the three and nine months ended September 30, 2006 and 2005, sales by product line and by geography were as follows (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Sales by Product Line
TASER X26	$13,013	71%	$7,788	67%	$33,973	70%	$22,193	63%
TASER Cam	872	5%	—	0%	1,271	3%	—	0%
ADVANCED TASER	521	3%	674	6%	1,959	4%	2,027	6%
AIR TASER	22	0%	15	0%	88	0%	65	0%
Single Cartridges	3,709	20%	2,813	24%	10,538	22%	9,655	28%
Research Funding	—	0%	105	1%	146	0%	245	1%
Other	175	1%	281	2%	455	1%	901	3%

Total	$18,312	100%	$11,676	100%	$48,430	100%	$35,086	100%

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
United States	88%	86%	89%	88%
Other Countries	12%	14%	11%	12%

Total	100%	100%	100%	100%

     Net sales increased $6.6 million, or 57%, to $18.3 million for the third quarter of 2006 compared to $11.7 million for the third quarter of 2005. For the first nine months of 2006, net sales were $48.4 million, an increase of $13.3 million, or 38%, over the same period in 2005. We believe the principal reasons for the increases in net sales are related to us overcoming certain elements of the various types of negative publicity we experienced during the course of 2005. Specifically, as a result of an SEC investigation, ongoing negative press coverage and increased amounts of litigation concerning our products and their use, prospective customers, particularly law enforcement agencies, frequently postponed implementation decisions. With the resolution of key portions of the SEC investigation in December 2005, we noted that many of the agencies that were postponing decisions began moving forward with their evaluation and implementation programs and decisions to purchase our products which had a positive impact on our sales for both the third quarter and first nine months of 2006.
     Further, in the third quarter of 2006, we advanced our international presence with the shipment of 1,000 TASER® X26s and 1,000 TASER CAMTM systems to France, following a lengthy trial and evaluation process. This represents the first shipment under a tender award to the Company’s distributor which was authorized by the French Government to purchase up to 5,000 TASER systems. Also contributing to the increase in net sales in both the third quarter and first nine months of 2006 was the introduction of the TASER Cam™ product which began shipping in the second quarter of 2006. Sales of the TASER Cam™ contributed $872,000 and $1.3 million to net revenues in the third quarter and first nine months of 2006, respectively.
Sequentially, our net sales for the third quarter of 2006 increased by $2.1 million, or 13%, over the second quarter of 2006.

     Sales of the TASER X26 product line increased $5.2 million to $13.0 million for the third quarter of 2006 compared to $7.8 million for the third quarter of 2005. For the first nine months of 2006, sales of the TASER X26 product line were $34.0 million, an increase of $11.8 million or 53% over the same period in 2005. Single cartridge sales increased $0.9 million for the third quarter of 2006 to $3.7 million compared to $2.8 million for the third quarter of 2005. For the first nine months of 2006, cartridge sales increased $0.8 million to $10.5 million compared to $9.7 million for the same period of 2005. International sales for the third quarter and first nine months of 2006 represented approximately $2.2 million, or 12%, and $5.4 million, or 11%, of total net sales, respectively. This compares to international sales for the third quarter and first nine months of 2005 of $1.6 million, or 14% and $4.2 million, or 12%, of total net sales, respectively.
     Grant funding from the Office of Naval Research (ONR) was $0 and $105,000 for the three months ended September 30, 2006 and 2005, respectively. For the first nine months of 2006 and 2005, the grant funding was $146,000 and $245,000, respectively. We were awarded a grant for $515,000 in late 2004 to fund Phases 3 and 4 of the extended range projectile project for which the related work was performed and revenue recognized in 2005 and the first quarter of 2006 based upon the completion of specified milestones. We have fully billed the ONR for the work performed and received final payment in the second quarter of 2006. Other sales represent shipping and training and warranty revenues net of cash and distributor discounts.
Cost of Products Sold
     Cost of products sold increased by $2.7 million, or 70%, to $6.7 million for the third quarter of 2006 compared to $3.9 million for the third quarter of 2005. As a percentage of net sales, cost of products sold increased to 36% for the third quarter of 2006 compared to 34% for the third quarter of 2005. The increase in cost of products sold as a percentage of net sales was driven by a combination of a change in sales mix with the introduction of the lower margin TASERCamTM product, a rise in raw material costs due to higher price of certain petroleum based product components and higher temporary labor costs due to the increased production levels.
     For the first nine months of 2006, cost of product sold were $17.5 million, an increase of $3.9 million, or 28%, over the same period in 2005. However, as a percentage of net sales, cost of products sold decreased by 3% to 36% for the first nine months of 2006 compared to 39% for the same period in the prior year. The decrease in cost of products sold as a percentage of sales for the first nine months of 2006 is attributable to improved production throughput and lower scrap expense. Specifically, on one X26 assembly line, production yield improved from approximately 69% in the first quarter of 2005 to greater than 98% for the first nine months of 2006. In addition, the increased volume of device and ancillary product sales in 2006 resulted in a larger number of units over which to apply indirect manufacturing expenses, resulting in lower per unit costs. Indirect expenses primarily include indirect salaries for manufacturing support personnel including manufacturing engineering, quality and materials management, scrapped materials, freight, supplies and depreciation.
Gross Margin
     Gross margin increased $3.9 million, or 50%, to $11.6 million for the third quarter of 2006 compared to $7.7 million for the third quarter of 2005. As a percentage of net sales, gross margins decreased to 64% for the third quarter of 2006 compared to 66% for the third quarter of 2005. The decrease in gross margin was attributable to the increased percentage of direct costs as a percentage of net sales as noted above.
     Gross margin increased $9.5 million, or 44%, to $31.0 million for the first nine months of 2006 compared to $21.5 million for the first nine months of 2005. As a percentage of net sales, gross margin increased to 64% for the first nine months of 2006 compared to 61% for the first nine months of 2005. The increase in gross margin was due to the lower cost of sales per unit from the improved leverage of indirect manufacturing expenses and improved production yields as discussed above.
Sales, General and Administrative Expenses
     For the three and nine months ended September 30, 2006 and 2005, sales, general and administrative expenses were comprised as follows (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2006	2005	Change	Change	2006	2005	Change	Change
Salaries and benefits	$1,520	$1,201	$319	26.5%	$4,357	$3,507	$850	24.2%
Legal expenses	1,092	1,031	61	5.9%	3,428	2,942	486	16.5%
Professional, consulting and lobbying fees	1,166	1,249	(83)	-6.6%	3,660	3,331	329	9.9%
Travel and meals	684	830	(146)	-17.6%	2,314	2,373	(59)	-2.5%
D&O and liability insurance	538	513	25	4.8%	1,600	1,297	303	23.3%
Depreciation and amortization	307	309	(2)	-0.6%	989	765	224	29.3%
Stock-based compensation	195	—	195	100.0%	707	—	707	100.0%
Other	1,623	1,592	31	1.9%	4,928	5,028	(100)	-1.9%

Total	$7,125	$6,725	$400	6.0%	$21,983	$19,243	$2,740	14.2%

Sales, general and administrative as % of net sales	39%	58%			45%	54%

     Sales, general and administrative expenses were $7.1 million and $6.7 million in the third quarter of 2006 and 2005, respectively, an increase of $0.4 million, or 6%. As a percentage of total net sales, sales, general and administrative expenses decreased to 39% for the third quarter of 2006 compared to 58% for the third quarter of 2005. The dollar increase for the third quarter of 2006 over the same period in 2005 is substantially attributable to a $319,000, or 26%, growth in salaries and benefits related to an increase in personnel to support the expansion of our business infrastructure combined with employee bonuses and $195,000 of stock-based compensation costs associated with our adoption of SFAS 123(R), effective January 1, 2006. In addition, continuing costs incurred by us in order to defend against numerous litigation matters contributed to a $61,000 increase in legal expenses. These increases were partially offset by a decrease in travel and meals of $146,000 and professional, consulting and lobbying fees of $83,000, a function of the intensive lobbying efforts undertaken in the third quarter of 2005.
     Sales, general and administrative expenses were $22.0 million and $19.2 million for the first nine months of 2006 and 2005, respectively, an increase of $2.7 million, or 14%. As a percentage of total net sales, sales, general and administrative expenses decreased to 45% for the first nine months of 2006 compared to 54% for same period in 2005. The dollar increase for the first nine months of 2006 compared to the first nine months of 2005 is primarily due to a $850,000, or 24%, increase in salaries and benefits related to an increased headcount and employee bonuses and an $815,000 increase in legal, professional, consulting and lobbying fees associated with the continuing costs of defending against numerous litigation matters and our ongoing efforts via public relations and lobbying to educate the public in regard to the safety and efficacy of our products. In addition, we incurred $707,000 of stock-based compensation expense, D&O and liability insurance costs increased by $303,000 as a result of higher premiums due to increased coverage, and depreciation expense increased $224,000 with our new facility and related equipment which were not placed into service until April 2005.
Research and Development Expenses.
     Research and development expenses increased $412,000, or 114%, to $773,000 for the third quarter of 2006 compared to $361,000 for the third quarter of 2005. Research and development expenses increased $896,000, or 81%, to $2.0 million, for the first nine months of 2006 compared to $1.1 million for the first nine months of 2005. The increase on both a quarterly and nine month basis is predominantly related to growth in salary, supply and consulting costs to support our continuing efforts to develop new products such as the TASERCam and the XREP (Extended Range Electro-Muscular Projectile). Additionally, $46,000 and $157,000 of the increase in research and development expenses for the third quarter and first nine months of 2006, respectively, is related to stock-based compensation expense recognized in those periods.
Litigation settlement expenses.
     Litigation settlement expenses for the first nine months of 2006 represent $17.65 million recorded in the second quarter of 2006 as a result of an agreement in principle for the proposed settlement of our shareholder class action litigation and derivative lawsuits.
Interest Income.
     Interest income increased $176,000, or 57%, to $483,000 for the third quarter of 2006 compared to $307,000 for the third quarter of 2005. Interest income increased $426,000, or 50%, to $1.3 million for the first nine months of 2006 compared to $854,000 for the same period in 2005. The increase on both a quarterly and nine month basis is a function of the growth in our cash and investment balances and higher average yields on our investments. Our cash and investment accounts earned interest at an approximate average rate of 3.88% and 3.62% during the third quarter and first nine months of 2006, respectively, compared to 2.83% and 2.47% during the third quarter and first nine months of 2005, respectively.
Income Taxes.
     The provision for income taxes increased by $1.2 million to $1.8 million for the third quarter of 2006 compared to $586,000 for the third quarter of 2005. This is attributable to the growth in income before provision for income taxes to $4.2 million in the third quarter of 2006 compared to $961,000 for the same period in the prior year.
     The provision for income taxes decreased by $4.1 million from $1.1 million for the first nine months of 2005 to a credit for income taxes of $3.0 million for the first nine months of 2006. The decrease is substantially the result of the loss before provision for income taxes of $9.4 million for the nine months ended September 30, 2006, which was generated by the shareholder litigation expense of $17.65 million recorded in the second quarter of 2006. The effective income tax rate for the third quarter and first nine months of 2006 was 43.2% and 31.7%, respectively, compared to 61% and 54.9% for the third quarter and first nine months of 2005, respectively.
     The net deferred tax asset as of September 30, 2006 totaled $30.0 million compared to $27.0 million at December 31, 2005.
Net Income (Loss).
     Net income increased by $2.0 million to $2.4 million for the third quarter of 2006 compared to $375,000 for the same period in the prior year. Income per basic and diluted share increased to $0.04 in the third quarter of 2006 from $0.01 for the third quarter of 2005.
     Net income decreased by $7.3 million from $877,000 for the first nine months of 2005 to a net loss of $6.4 million for the first nine months of 2006. Income per basic and diluted share decreased from $0.01 for the first nine months of 2005 to a loss of $0.10 for the first nine months of 2006.

Liquidity and Capital Resources
Liquidity.
     As of September 30, 2006, we had working capital of $25.3 million compared to working capital of $34.7 million at December 31, 2005. The decrease in working capital is mainly attributable to the recording of the litigation settlement partially offset by an increase in accounts receivable and insurance settlement proceeds receivable.
     Net cash provided by operating activities for the first nine months of 2006 was mainly comprised of a decrease in inventory of $1.6 million attributable to increased sales of finished goods and our ongoing efforts to reduce our investment in inventory and,a $1.1 million increase in deferred revenue created by the growth in sales of extended warranties. Primarily due to the net shareholder litigation settlement of $17.65 million accrued in the second quarter of 2006, these items were partially offset by a net loss of $6.4 million which includes non cash depreciation and amortization expense of $1.5 million and stock based compensation expense of $0.9 million, a net increase in deferred income taxes of $3.0 million from the associated net operating loss carryforwards and a net increase of $4.0 million in related insurance settlement proceeds receivable. Also offsetting the cash provided by operations was an increase in accounts receivable of $5.0 million attributable to the increased sales levels in the third quarter.
     As previously discussed in note 11 to the financial statements, we have reached a tentative agreement to settle our shareholder class action and derivative lawsuits. The terms of the agreement call for us to pay approximately $12 million of cash, $4.1 of which will be provided by insurance. In addition, we will make a final payment of $8 million of stock or cash at our discretion. These payments are expected to be made in the next six months. We expect to fund the projected settlement payments from existing cash balances and cash generated from operations. In addition, our Board has approved, in connection with the settlement, a stock repurchase of up to $10 million subject to stock market conditions and corporate considerations. During the third quarter of 2006, we repurchased 300,000 shares of our common stock for $2.2 million.
     We used $8.6 million of cash in investing activities during the nine months ended September 30, 2006, compared to $2.3 million of cash provided by investing activities for the same period in 2005. Net cash used in investing activities for the nine months ended September 30, 2006 was comprised of net increases in our investments of $7.1 million combined with $1.3 million in acquisitions of property and equipment, which mainly related to building improvements and production and office equipment. In 2005, proceeds from investments which matured in the first nine months of $36.7 million were partially offset by the purchase of other investments of $27.0 million and $7.4 million of investments in property and equipment. Of the funds used in the acquisition of property and equipment in the first nine months of 2005, $5.3 million was used for the construction of our manufacturing and administrative facility in Scottsdale, Arizona, $0.9 million was used for production equipment and $1.1 million was used to purchase and install new computer equipment and software, including investments associated with a new ERP system.
     During the first nine months of 2006, we used $1.5 million of cash in financing activities, compared to $0.5 million generated from financing activities for the same period in 2005. The $1.5 million of cash used by financing activities in 2006 was mainly comprised of the repurchase of 300,000 shares of or common stock for $2.2 million offset by proceeds from stock options exercised of $0.7 million. We generated $0.5 million of proceeds from stock options exercised in the same period of 2005.
Capital Resources.
     On September 30, 2006, we had cash and investments of $50.5 million and $0.1 million of capital lease obligations outstanding.
     We negotiated a revolving line of credit on July 13, 2004 through a domestic bank. The total availability on the line is $10 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on June 30, 2008 and requires monthly payments of interest only. At September 30, 2006, there was a calculated availability of $8.5 million based on the defined borrowing base, which is based on our eligible accounts receivable and inventory. However, there was no outstanding balance under the line of credit at September 30, 2006, and no borrowings under the line as of the date of the filing of this Form 10-Q.
     We believe that our existing balance of cash and investments of $50.5 million as of September 30, 2006, together with cash expected to be generated from operations and availability under the line of credit will be adequate to fund our operations for at least the next 12 months. However, we may require additional resources to expedite manufacturing of new and existing technologies in order to meet possible demand for our products. Although we believe financing will be available at terms favorable to us, both through our existing credit lines and possible additional equity financing, there is no assurance that such funding will be available, or on terms acceptable to us.
Commitments and Contingencies.
     Other than as described in footnote 11 to our financial statements, with respect to the proposed class action and derivative lawsuit settlements, there have been no material changes in future contractual financial obligations as of September 30, 2006 compared to the information at December 31, 2005 set forth in our Annual Report on Form 10-K.
Off Balance Sheet Arrangements
     We have no off balance sheet arrangements as of September 30, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     We invest in a limited number of financial instruments, consisting principally of investments in high credit quality government sponsored entity securities, denominated in United States dollars.
     We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” , (SFAS No. 115 ). All of our cash equivalents and marketable securities are treated as “held-to-maturity” under SFAS No. 115. Investments in fixed rate interest earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity,” no gains or losses are recognized due to changes in interest rates and, as such, a 10% change in interest rates would not have a material adverse affect on our results of operations. These securities are reported at amortized cost, which approximates fair value.
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
     Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because there has been insufficient time in which to demonstrate the consistent operational effectiveness of the remediation efforts related to the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were ineffective as of September 30, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
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
     As a result of these errors, adjustments were required to correct the cumulative impact both in the first quarter of 2006 and in the relevant prior periods. We disclosed the impact of these errors on the prior periods in footnote 3 to the financial statements included in Item 1 of our Form 10-Q filed for the periods ended March 31, 2006 and June 30, 2006 and we have restated the September 30, 2005 balances in this Form 10-Q. Since the errors were not previously identified in the prior periods in which they occurred, a material weakness in our internal controls was deemed to exist.
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
     Other than as noted above with respect to our remediation efforts, there has been no change in our internal control over financial reporting during our quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Securities Litigation
Securities Class Action Litigation
     Beginning on or about January 10, 2005, numerous securities class action lawsuits were filed against the Company and certain of its officers and directors. These actions were filed on behalf of the purchasers of the Company’s stock in various class periods, beginning as early as May 29, 2003 and ending as late as January 14, 2005. The majority of these lawsuits were filed in the District of Arizona. Four actions were filed in the United States District Court for the Southern District of New York and one in the Eastern District of Michigan. The New York and Michigan actions were transferred to the District of Arizona. The class actions were consolidated by Judge Susan Bolton and Lead Plaintiff and Lead Counsel were selected. The Lead Plaintiff filed a consolidated complaint (which became the operative complaint for all of the class actions) on August 29, 2005. The operative class period is May 29, 2003 to January 11, 2005. The defendants filed a motion to dismiss the consolidated complaint, which has been fully briefed for the Court was not decided.
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
      On July 25, 2006, Lead Plaintiff, Lead Counsel, defendants and defendants’ counsel engaged in a mediation conference, and in subsequent discussions, in an attempt to settle the consolidated securities class actions. On August 9, 2006, the parties filed a joint notice of settlement stating, among other things, that the parties had reached an agreement in principal settling all consolidated actions, subject to documentation, notice and Court approval. On August 11, 2006, the Court issued an Order staying the class action for 60 days to allow the parties to complete and submit settlement documents, and further denying as moot the defendants’ pending motion to dismiss the consolidated complaint. On October 11, 2006, the parties filed a joint Stipulation of Settlement and related documents, and plaintiff filed a motion in support of the proposed order preliminarily approving the settlement, to which motion the defendants consented.

     The Stipulation of Settlement and related documents filed on October 11, 2006 set forth terms of settlement including, among other things, full releases of any and all related known or unknown claims among the plaintiff, plaintiff class and the defendants, and payment of $20 million from TASER for the benefit of the plaintiff class to be comprised of $12 million in cash (approximately $4.1 million to be provided from the Directors’ and Officers’ Liability Insurance policy), and $8 million in Company common stock valued as of the date at which the stock is transferred (1,103,448 shares based on a closing market price of $7.25 at September 29, 2006. The number of shares is subject to change based on the market price of the Company’s stock at the consumation of the settlement. At the Company’s election, the stock portion of the settlement may be funded with cash.

      Any Settlement of the consolidated securities class actions is conditioned upon approval by the Court and other factors. There is no assurance that the settlement will be completed on the terms set forth in the parties’ Stipulation of Settlement and related documents filed with the Court, or at all. In the event that a settlement occurs, it is expected that the consolidated securities class actions will be dismissed.
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
      On July 25, 2006, the parties to the Arizona District Court action engaged in a mediation conference in an attempt to settle the shareholder derivative litigation. On August 9, 2006, the parties to the Arizona District Court action filed a joint notice of settlement stating, among other things, that the parties had reached an agreement in principal settling all consolidated actions, subject to documentation, notice and Court approval. On August 11, 2006, the Court issued an Order staying the Arizona District Court action for 60 days to allow the parties to complete and submit settlement documents. On October 13, 2006, the Court, upon the joint stipulation of the parties to the Arizona District Court action, entered an Order continuing the stay of the Arizona District Court action through November 6, 2006 to complete and submit settlement documents.

      Terms of the proposed settlement include, among other things, that TASER would adopt certain measures to improve the Company’s corporate governance, and that TASER would pay the attroneys’s fees in the Arizona District Court action in the amount of $1,750,000 comprised of the Company’s common stock valued as of the date of which the stock is transferred (241,379 shares, based on a closing market price of $7.25 of September 29, 2006), in exchange for a release by plaintiffs and current TASER shareholders of all claims based on or arising out of the shareholder derivative complaint. All parties to the Arizona District Court action, the Arizona State Court action and the Delaware Chancery Court action anticipate that the settlement will include each of these actions. Any settlement of these derivative actions would be conditioned upon approval by the Court and other factors. There is no assurance that the settlement will be completed on the foregoing terms or at all. In the event that a settlement occurs, it is expected that the derivative actions would be dismissed.
Demand for Inspection of Documents Litigation
     On May 4, 2005, a Company shareholder filed an action in the Delaware Chancery Court against the Company under Section 220 of Delaware General Corporation Law, demanding the inspection of certain corporate documents. The Company filed an answer to the complaint on June 7, 2005. The plaintiff commenced discovery. Based upon the negotiations of the parties and the plaintiff’s review of certain Company document related to the demand, on August 21, 2006, the parties filed a stipulation of dismissal of the action with prejudice on the merits.

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
Contract Litigation
     In March 2000, Thomas N. Hennigan, a sales representative for our products from late 1997 through early 2000, sued the Company and certain of our shareholders in the United States District Court, Southern District of New York. The Company previously sued him in February 2000 in the United States District Court for the District of Arizona, but had not served him. After the New York case was dismissed in February 2001 for lack of personal jurisdiction, Mr. Hennigan brought a counterclaim in the United States District Court for the District of Arizona. Mr. Hennigan claims the exclusive right to sell our products to many of the largest law enforcement, corrections, and military agencies in the United States. He sought monetary damages that may amount to as much as $500,000 against us allegedly arising in connection with his alleged service to the Company as a distributor. His claims rest on theories of our failure to pay commissions, breach of contract, promissory estoppel, breach of fiduciary duty, and on related theories. No written contract was ever signed with Mr. Hennigan. We believe that he has no reasonable basis for claims based on informal or implied contractual rights and will be unable to prove his damages with reasonable certainty. Mr. Hennigan died in April 2001 and the case is now being prosecuted by his estate. On May 24, 2002, H.A. Russell was permitted to proceed as an additional defendant-counterclaimant. We filed various motions in November 2002 for partial summary judgment including a motion to dismiss his claims. On September 30, 2003, the Court issued an order granting our motion for partial summary judgment to dismiss Mr. Russell’s claims and struck Hennigan’s jury demand. On April 14, 2004, the Court issued an opinion partially granting our motion for partial summary judgment on certain joint venture, post-termination, post-death and exclusivity claims. A pretrial conference was held on July 28, 2005 and the trial started on August 31, 2005. At the conclusion of Hennigan’s case in chief, we made a motion to dismiss Hennigan’s case. The court issued a briefing schedule on our motion and the trial was suspended pending the court’s decision on our motion. On August 4, 2006 the Court issued an opinion and order dismissing with prejudice all of plaintiffs claims, except the Court set a briefing schedule for an alleged remaining nominal claim. On September 28, 2006 the court entered an order granting judgment for plaintiff in the amount of the nominal claim. In October 2006 we reached a settlement agreement under which plaintiff agreed not to appeal the court’s order and we agreed to pay plaintiff the judgment and forego the Company’s claim for an award of attorney’s fees as the prevailing party under an offer of judgment.
     In September 2004, the Company was served with a summons and complaint in the matter of Roy Tailors Uniform Co., Inc. v. TASER International in which the plaintiff alleges that it is entitled to commissions for disputed sales that were made to customers that are claimed to be plaintiff’s customers for which plaintiff is seeking monetary damages. Plaintiff failed to sign a distributor agreement with the Company and did not have distribution rights with the Company. This case is in the discovery phase and a trial date has been scheduled for April 2007. In October 2006 a dismissal of this lawsuit was filed with the court.
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
Product Liability Litigation
     The Company is currently named as a defendant in 56 lawsuits in which the plaintiffs alleged either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers or during training exercises. In addition, 26 other lawsuits have been dismissed and are not included in this number. Two of the lawsuits that have been dismissed or judgment entered in favor of TASER are on appeal. With respect to each of these pending 56 lawsuits, the following table lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. This table also lists those cases which were dismissed during the most recent fiscal quarter. Cases that were dismissed in prior fiscal quarters are not included in this table. In each of the pending lawsuits, the plaintiff is seeking monetary damages from the Company. The defense of each of these lawsuits has been submitted to our insurance carriers that maintained insurance coverage during these applicable periods and we continue to maintain product liability insurance coverage with varying limits and deductibles. Our product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $250,000 in per incident deductibles. We are defending each of these lawsuits vigorously.

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status
Alvarado	4/2003	CA Superior Court	Wrongful Death	Jury Verdict for TASER
City of Madera	6/2003	CA Superior Court	Wrongful Death	Dismissed by Summary Judgment, Appeal Pending
Thompson	9/2004	MI Circuit Court	Wrongful Death	Dismissed
Pierson	11/2004	US District Court, CD CA	Wrongful Death	Dismissed
Glowczenski	10/2004	US District Court, ED NY	Wrongful Death	Case Stayed
LeBlanc	12/2004	US District Court, CD CA	Wrongful Death	Discovery Phase
M. Elsholtz	12/2004	TX District Court	Wrongful Death	Discovery Phase
Washington	5/2005	US District Court, ED CA	Wrongful Death	Discovery Phase
Sanders	5/2005	US District Court ED CA	Wrongful Death	Discovery Phase
Fleming	5/2005	US District Court ED LA	Wrongful Death	Trial Scheduled for April 9, 2007
Woolfolk	6/2005	US District Court MD FL	Wrongful Death	Trial Scheduled for March 2007.
Graff	9/2005	AZ Superior Court	Wrongful Death	Discovery Phase
Holcomb	9/2005	US District Court, ND OH	Wrongful Death	Dismissed with Prejudice
Tucker	10/2005	US District Court, NV	Wrongful Death	Discovery Phase
Hammock	10/2005	District Court, Tarrant County, TX	Wrongful Death	Dismissed with Prejudice
Heston	11/2005	US District Court, ND CA	Wrongful Death	Discovery Phase
Rosa	11/2005	US District Court, ND CA	Wrongful Death	Discovery Phase
Gosserand	10/2005	US District Court, ED LA	Wrongful Death	Discovery Phase
O’Donnell/Hasse	11/2005	Circuit Court, Cook County, IL	Wrongful Death	Discovery Phase
Yeagley	11/2005	Hillsborough County Circuit Court, FL	Wrongful Death	Discovery Phase
Neal-Lomax	12/2005	US District Court, NV	Wrongful Death	Discovery Phase
Yanga Williams	12/2005	Gwinnett County State Court, GA	Wrongful Death	Discovery Phase
Mann	12/2005	US District Court, ND GA, Rome Div	Wrongful Death	Discovery Phase
King	12/2005	US District Court, MD FL, Jacksonville	Wrongful Death	Discovery Phase
Robert Williams	1/2006	US District Court, TX	Wrongful Death	Discovery Phase
Lee	1/2006	Davidson County, TN Circuit Court	Wrongful Death	Discovery Phase, Trial Scheduled for June 2008.
Zaragoza	2/2006	CA Superior Court, Sacramento County	Wrongful Death	Discovery Phase
Tapia	4/2006	CA Superior Court, Los Angeles County	Wrongful Death	Discovery Phase
Kinkle	6/2006	US District Court, ND MS	Wrongful Death	Discovery Phase
Nunez	6/2006	72nd District Court, Lubbock County, TX	Wrongful Death	Discovery Phase
Bagnell	7/2006	Supreme Court for British Columbia, Canada	Wrongful Death	Discovery Phase
Salazar	7/2006	Maricopa County Superior Court, AZ	Wrongful Death	Discovery Phase
Gillson	7/2006	US District Court, NV	Wrongful Death	Discovery Phase
Hollman	8/2006	US District Court, ED NY	Wrongful Death	Complaint Served
Oliver	9/2006	FL Ninth Circuit Court	Wrongful Death	Complaint Served
Teran/LiSaola	10/2006	CA District Court	Wrongful Death	Complaint Served
Powers	11/2003	AZ Superior court	Training Injury	Verdict for TASER, Appeal Pending
Cook	8/2004	NV District Court	Training Injury	Discovery Phase
Stevens	10/2004	OH Court Common Pleas	Training Injury	Dismissed with Prejudice
Dimiceli	3/2005	FL Circuit Court	Training Injury	Dismissed with Prejudice
Allen	5/2005	AZ Superior Court	Training Injury	Dismissed with Prejudice
J.J	7/2005	FL Circuit Court	Training Injury	Discovery Phase
J.B	7/2005	FL Circuit Court	Training Injury	Discovery Phase
Howard	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Wagner	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Gerdon	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Gallant	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Herring	8/2005	Circuit Court of City of St. Louis, MO	Training Injury	Discovery Phase
Stewart	10/2005	Circuit Court for Broward County, FL	Training Injury	Discovery Phase
Lewandowski	1/2006	US District Court, NV	Training Injury	Discovery Phase
Peterson	1/2006	US District Court, NV	Training Injury	Discovery Phase
Husband	3/2006	British Columbia Supreme Court, Canada	Training Injury	Discovery Phase
Wright	4/2006	Court of Common Pleas, Clinton County Ohio	Training Injury	Discovery Phase
Howard	4/2006	US District Court, KS (Companion to AZ lawsuit)	Training Injury	Dismissed
Richthofen	7/2006	22nd Judicial District Court, St. Tammany Parish, LA	Training Injury	Discovery Phase
Wilson	8/2006	US District Court, ND GA	Training Injury	Complaint Served
Gray	8/2006	Second Judicial District, Davis County, Utah	Training Injury	Dismissed with Prejudice
Diamond	8/2006	Circuit Court, Douglas County, Oregon	Training Injury	Complaint Served
Cuckovic	8/2006	Circuit Court, McDonald County, Missouri	Personal Injury	Complaint Served
Cosby	8/2004	US District Court, SD NY	Injury During Arrest	Discovery Phase
Blair	3/2005	US District Court, MD NC	Injury During Detention	Dismissed with Prejudice
Lewis	7/2005	US District Court Tal FL	Injury During Arrest	Dismissed with Prejudice
Lash	8/2005	US District Court ED MO	Injury During Arrest	Dismissed with Prejudice
Games	8/2005	Circuit Court, Multnomah County, OR	Injury During Arrest	Dismissed with Prejudice
Bynum	10/2005	US District Court SD NY	Injury During Arrest	Discovery Phase
Lopez	11/2005	US District Court, ND IL Eastern Div	Injury During Police Call	Discovery Phase
Bellemore	2/2006	AZ Superior Court	Injury During Arrest	Discovery Phase
Wieffenbach	6/2006	Circuit Court of 12th Judicial District, Will County, Il	Injury During Arrest	Discovery Phase
Cruz	7/2006	CA Superior Court, Los Angeles County	Injury During Arrest	Discovery Phase
Turner	8/2006	US District Court, CD, CA	Injury During Arrest	Complaint Served
Molina	9/2006	US District Court, ND West Virginia	Injury During Detention	Complaint Served
Short	10/2006	US District Court, SD West Virginia	Injury During Arrest	Complaint Served

In December 2005, the Company received a defense verdict in the Samuel Powers v. TASER International personal injury case. As part of its legal strategy to aggressively defend these cases, the Company entered into a settlement agreement with its own insurance provider in order to prevent its insurance provider from settling the case with the plaintiff. Under the terms of the settlement, the Company received $575,000 from its liability insurance provider associated with a settlement and release agreement and the Company assumed all future potential liability and costs from and after the date the settlement and release agreement was signed. After offsetting approximately $100,000 in legal expenses to defend and win the trial, the Company has recorded the remaining balance of approximately $475,000 as deferred insurance settlement proceeds on its balance sheet. This deferred income will be used to cover any costs through all appeals and the remaining balance if any will be recorded as “other income” when final resolution is completed. During the three and nine month period ended September 30, 2006, the Company expended approximately $3,000 and $41,000, respectively, in connection with the appeal and reduced the deferred amount by these costs.
     In November 2006, the Company received a defense verdict in the Alvarado v. TASER International in-custody death case. In September 2006, as part of its legal strategy to aggressively defend these cases, the Company entered into a settlement agreement with its own insurance provider in order to prevent its insurance provider from settling the case with the plaintiff. Under the terms of the settlement, the Company received $225,000 from its liability insurance provider associated with a settlement and release agreement and the Company assumed all future potential liability and costs from and after the date the settlement and release agreement was signed. The Company has recorded the $225,000 as deferred insurance settlement proceeds on its balance sheet. This deferred income will be used to cover any costs through all appeals and the remaining balance if any will be recorded as “other income” when final resolution is completed. No such defense costs were paid in the three months ended September 30, 2006.
Other Litigation
     In January 2005, we filed litigation in U.S. District Court for the Western District of North Carolina against Stinger Systems, Inc. and Robert Gruder alleging false advertising and a violation of the Lanham Act. The defendants have filed a counterclaim against the Company alleging defamation. This case is in the discovery phase and no trial date has been set.
     In February 2005, we filed litigation in Superior Court for Maricopa County against Thomas G. Watkins III, our former patent attorney, for declaratory judgment, breach of fiduciary duty, constructive fraud, and breach of contract. Mr. Watkins originally filed patent applications on our behalf as our patent attorney for inventions utilized in the TASER X26 device in February and May 2003. In each patent application he filed a declaration stating that Magne Nerheim, our employee, was the sole inventor. These patent applications are pending. Mr. Nerheim assigned his interest in these patent applications to us. In December 2004 Mr. Watkins informed us that he now felt that he was the inventor of a portion of this invention. We vigorously dispute his claim and we believe that we are the sole owner of this invention. We have filed a motion for summary judgment in this litigation in February 2006 which motion is pending before the Court. On February 14, 2006, U.S. Patent No. US 6,999,295 entitled “Dual Operating Mode Electronic Disabling Device For Generating A Time-Sequenced, Shaped Voltage Output Waveform” was issued to named inventors Thomas G. Watkins, III and Mr. Nerheim. Mr. Nerheim assigned his interest in this patent to us. This patent covers a portion of the technology utilized in the TASER X26 device. This patent was applied for by Mr. Watkins without our knowledge or consent. Since we are a joint owner of this patent, this patent will not restrict us from manufacturing and selling the TASER X26 device. We have other patent applications pending that cover inventions contained in this patent. In March 2006, the Court issued a temporary restraining order and a preliminary injunction preventing Mr. Watkins from selling, assigning, transferring or licensing this patent to a third party during the duration of this litigation. On August 2, 2006 the Court issued an order granting our motion for partial summary judgment on liability, leaving open the matter of remedies and other residual issues for resolution in subsequent proceedings.
     In November 2005 and April 2006, we filed lawsuits in Marion County Circuit Court, Indiana and in Fairfax County Circuit Court, Virginia, respectively, against James Ruggieri for defamation, product disparagement, intentional interference with a business relationship, Lanham Act violations and tortuously affecting the fairness and integrity of litigation as adverse third-party witness. Mr. Ruggieri has counterclaimed for defamation and infliction of distress. This case is entering the discovery phase and no trial date has been set. In October we reached a settlement agreement with Mr. Ruggieri and a dismissal was entered in this litigation.
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
     In the three and nine months ended September 30, 2006 and 2005, we derived our revenues predominantly from sales of the TASER X26 brand devices and related cartridges, and we expect to depend on sales of these products for the foreseeable future. A decrease in the prices of or demand for these products, or their failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.
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
     We are involved in various litigation matters relating to our products or the use of such products, litigation against persons who we believe have defamed our products, litigation against a competitor, litigation against our former patent attorney as well as shareholder class action lawsuits and derivative lawsuits. Such matters have resulted and are expected to continue to result in substantial costs to us and a likely diversion of our management’s attention, which could adversely affect our business, financial condition or operating results. In particular, we recently reached an agreement to settle our shareholder class action lawsuits and derivative lawsuits for approximately $21.75 million, of which approximately $4.1 million is covered by insurance.

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
     On February 14, 2006, U.S. Patent No. US 6,999,295 entitled “Dual Operating Mode Electronic Disabling Device For Generating A Time-Sequenced, Shaped Voltage Output Waveform” was issued to named inventors Thomas G. Watkins, III and Magne Nerheim. Mr. Nerheim assigned his interest in this patent to us. This patent covers a portion of the technology utilized in the TASER X26 device. This patent was applied for by Mr. Watkins, who was our former patent attorney, without our knowledge or consent. Mr. Watkins originally filed patent applications on our behalf as our patent attorney for the same inventions in February and May 2003 with the U.S. Patent and Trademark Office. In each application he filed a declaration stating that Mr. Nerheim was the sole inventor. These patent applications are pending. In December 2004, he informed us that he now felt that he was the inventor of a portion of this invention. We vigorously dispute his claim and we have filed litigation against Mr. Watkins for declaratory judgment, breach of fiduciary duty, constructive fraud, and breach of contract. We believe that we are the sole owner of this invention. Since we are a joint owner of this patent, this patent will not restrict us from manufacturing and selling the TASER X26 device. We have other patent applications pending that cover inventions contained in this patent. In March 2006, the court issued a temporary restraining order and a preliminary injunction preventing Mr. Watkins from selling, assigning, transferring, or licensing this patent to a third party during the duration of this litigation. However, there can be no assurance as to the ultimate outcome of this litigation.
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
     As described in Item 4 of this Form 10-Q, because of the fact that there has been insufficient time in which to demonstrate the consistent operational effectiveness of the remediation efforts related to a previously disclosed material weakness in internal control over financial reporting, our disclosure controls and procedures were ineffective as of September 30, 2006. Our disclosure controls and procedures include components of our internal control over financial reporting.
     In connection with our ongoing Section 404 compliance efforts, we are also continuing to make improvements to our systems, procedures and controls. Due to our conclusion that our internal control over financial reporting was not effective at December 31, 2005 and our conclusion that our disclosure controls and procedures were not effective at September 30, 2006, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
Recent regulations related to equity compensation has resulted in significantly higher expenses and could adversely affect our ability to attract and retain key personnel.
     Stock options are a fundamental component of our employee compensation packages. We believe that stock options directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with us. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. This requirement was effective for us beginning in the first quarter of 2006. Statement 123R has and will negatively impact our earnings. We recorded stock-based compensation for the third quarter and first nine months of 2006 of $275,000 and $948,000, respectively. In addition, regulations implemented by The NASDAQ Stock Market requiring shareholder approval for all stock option plans as well as regulations implemented by the NYSE prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur additional cash compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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
     Although our revenue decreased in 2005 compared to 2004, we experienced significant revenue growth in 2003 and 2004 and our revenue grew in the third quarter and first nine months of 2006 compared to the same periods in 2005. To the extent demand for our products increases significantly in future periods, one of our key challenges will be to ramp our production capacity to meet sales demand, while maintaining product quality. Our primary strategies to accomplish this include increasing the physical size of our assembly facilities, the hiring of additional production staff, and the implementation of customized automation equipment. We have limited previous experience in implementing automation equipment, and the investments made on this equipment may not yield the anticipated labor and material efficiencies. Our inability to meet any future increase in sales demand or effectively manage our expansion could have a material adverse affect on our revenues, financial results and financial condition.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth our purchase of our common stock in the third quarter of 2006 and the footnote below designates the repurchase program that the shares were purchased under.
Issuer Purchases of Equity Securities

			(c) Total Number of		(d) Maximum
	(a) Total		Shares Purchased		Number of Shares
	Number of	(b) Average	as Part of Publicity		that May Yet Be
	Shares	Price Paid per	Announced		Purchased Under the
Period	Purchased	Share	Programme		Program
August 1, 2006 - August 31, 2006	300,000	$7.36	300,000	(a)	1,075,868	(b)

(a)	In August 2006, our Board of Directors authorized the repurchase of up to $10 million of our common stock between the date of authorization and the date of final payment of the shareholder class action settlement subject to stock market conditions and corporate considerations. The final payment of the settlement will take place after final point approval of the formal shareholder class action settlement agreement, a process expected to take several months.

(b)	Calculated based on a closing stock price of $7.25 on September 29, 2006.

ITEM 6. EXHIBITS
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC. (Registrant)

Date: November 8, 2006	/s/ Patrick W. Smith

Patrick W. Smith,
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2006	/s/ Daniel M. Behrendt

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