Form 10-K
period 2006-12-31
TASER INTERNATIONAL INC
filed 2007-03-15
CIK 1069183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-16391
TASER International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-0741227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

17800 N. 85th St.
Scottsdale, AZ	85255
(Address of principal executive offices)	(Zip Code)
(480) 991-0797
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.00001 par value per share (Nasdaq Global Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated Filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Common Stock held by non-affiliates of the issuer, based on the last sales price of the issuer’s common stock on June 30, 2006, which is the last business day of the registrant’s most recently completed second fiscal quarter, as reported by NASDAQ, was $449,048,952. The number of shares of the registrants’ common stock outstanding as of March 9, 2007 was 62,054,907.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of registrant’s definitive proxy statement to be prepared and filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006 are incorporated by reference into Part III of this Form 10-K.

TASER INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2006

PART I
     The statements contained in this report that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things:
(1)	expected revenue and earnings growth;

(2)	estimates regarding the size of our target markets;

(3)	our ability to successfully penetrate the law enforcement market;

(4)	growth expectations for existing accounts;

(5)	our ability to expand product sales to the private security, military, corrections, airline, and private citizen self-defense markets;

(6)	expansion of product capability;

(7)	new product introductions;

(8)	product safety;

(9)	our target business model;

(10)	the automation of our production process;

(11)	our insulation from competition;

(12)	our focus on future development initiatives;

(13)	our expectation that research and development costs will continue to increase; and

(14)	our litigation strategy and the importance of recent favorable verdicts.
     These statements are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to: (1) market acceptance of our products; (2) our ability to establish and expand direct and indirect distribution channels; (3) our ability to attract and retain the endorsement of key opinion-leaders in the law enforcement community; (4) the level of product technology and price competition for our products; (5) the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; (6) risks associated with rapid technological change and new product introductions; (7) competition; (8) litigation including lawsuits resulting from alleged product related injuries and death; (9) negative media publicity concerning our products; (10) TASER device tests and reports; (11) product quality; (12) implementation of manufacturing automation; (13) potential fluctuations in our quarterly operating results; (14) financial and budgetary constraints of current and prospective customers; (15) order delays; (16) dependence upon sole and limited source suppliers; (17) negative reports concerning TASER device uses; (18) fluctuations in component pricing; (19) government regulations and inquiries; (20) dependence upon key employees and our ability to retain employees; (21) execution and implementation risks of new technology; (22) aligning manufacturing production with sales demand; (23) medical and safety studies; (24) the timing and outcome of the final court approval of our shareholder litigation settlement; (25) the outcome of any current or future tax audit of us, and (26) other factors detailed in our filings with the Securities and Exchange Commission, including, without limitation, those factors detailed in ITEM 1A. of this annual report entitled “Risk Factors.” The risks included in the foregoing list are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. New risk factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the impact of all such risk factors or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligations to update or revise forward looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to projections over time.
     We own the following trademarks: TASER® and AIR TASERtm, TASER-Wavetm, T-Wavetm, AUTO TASERtm, ADVANCED TASER® , Shaped Pulse Technologytm, X-Railtm, TASER M18tm, TASER M26tm, TASER X26tm, TASER Camtm, TASER XREPtm, TASER C2tm, TASER X26ctm and AFIDtm. Each other trademark, trade name or service mark appearing in this report belongs to its respective holder.

Item 1.	Business
Overview
     TASER International, Inc. (the “Company” or “TASER” or “we” or “us”) is a global leader in the development and manufacture of advanced electronic control devices designed for use in law enforcement, corrections, private security and personal defense. Since our founding in 1993, we have remained committed to providing solutions to violent confrontation by developing products that enable people to protect themselves. To that end, we have focused our efforts on the continuous development of our technology for both new and existing products as well as industry leading training services. We have done this while building distribution channels for marketing our products and services to law enforcement agencies, primarily in North America with increasing efforts on expanding these programs in international markets.

Products
Electronic Control Devices
     We make electronic control devices for two main types of target markets; the law enforcement, military, and corrections market, and the consumer market.
     For the law enforcement, military and corrections market we manufacture two product lines. The first is the ADVANCED TASER M26. We launched the ADVANCED TASER M26 in November 1999. The ADVANCED TASER M26 product line consists of the ADVANCED TASER M26, various cartridges (described below), rechargeable batteries, a battery charging system, data download software and equipment, extended warranties, and a number of holstering options and accessories.
     The second product manufactured for the law enforcement, military and corrections market is the TASER X26 with Shaped Pulse Technology. We introduced the TASER X26 in 2003. Shaped Pulse technology is a refined energy pulse that concentrates a small portion of energy to first penetrate any barriers, while the majority of the energy flows into the target freely after the barrier has been penetrated. The TASER X26 product line consists of the TASER X26, various cartridges, TASER Cam, a proprietary battery system, a digital power magazine, download software and equipment, extended warranties, and a number of holstering options and accessories.
     The ADVANCED TASER device was our best selling item in 2003. In 2004, the TASER X26 became our best selling product and remained as such during 2005 and 2006. Our law enforcement distributors sell the ADVANCED TASER M26 to police and corrections agencies for $399. The TASER X26 is sold to police, military, and corrections agencies for $799. Retail cartridge prices range from $16 per unit for law enforcement to $30 per unit for private citizen purchases.
     For the consumer market we manufacture the ADVANCED TASER M18, ADVANCED TASER M18L, and TASER X26c devices. The AIR TASER was developed in 1994 and did not look like a gun so that we could focus it for the consumer electronics market. In 2003, we discontinued the manufacture of this model after building all available units from raw material inventory. We are holding remaining units to satisfy any warranty claims and are continuing to sell off available accessories into the private citizen market. The ADVANCED TASER M18 and ADVANCED TASER M18L are designed after the law enforcement ADVANCED TASER M26 version; however, the electrical pulse rate is lower. The ADVANCED TASER M18 and ADVANCED TASER M18L are identical except that the ADVANCED TASER M18L has an integrated laser-aiming device. The X26c was developed in conjunction with the law enforcement TASER X26 version; however, its effect can last longer allowing the owner more time to escape danger. These three product lines consist of the units themselves, air cartridges, batteries and digital power magazines, and a number of holstering options and accessories.
     Our most inexpensive private citizen product is the entry-level ADVANCED TASER M18 product with a retail price of $399.95. Our high-end private citizen model, the TASER X26 C retails for $995.95. The kit includes the X26 C device, six cartridges, a holster and a coupon which can be redeemed for a one hour one-on-one training session with a certified instructor in the citizen’s home.
Cartridges and Accessories
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
     We manufacture five cartridge types; a 15’ cartridge, a 21’ cartridge, a 25’ XP cartridge, a 35’ cartridge, and a 21’ training cartridge. The 15’ cartridge is capable of firing a distance of 15’ and is sold primarily to the law enforcement market for training and the consumer market for use in the ADVANCED TASER M18, ADVANCED TASER M18L, and TASER X26c devices. The 21’, 25’ XP, 35’, and 21’ training cartridge are sold only to the law enforcement, military, and corrections market. The 25’ XP cartridge is different from the 21’ cartridge in that it has a longer range and its probes are longer and heavier, which allows it to penetrate a thicker clothing barrier. The training cartridge contains non-conductive wiring, which allows law enforcement, military, and corrections trainers to use the cartridge during training role-playing scenarios.
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

     In 2006, we launched an accessory to the X26 called the TASER Cam. The TASER Cam is a video recording device that captures both video and audio of potential and actual TASER use incidents. The device captures video and audio before, during and after a TASER deployment, which provides law enforcement with a greater level of accountability to support their use of TASER devices against a resistant subject. The TASER Cam is capable of recording in zero light conditions through the use of an infrared illuminator. A non audio version of the device is also available for agencies operating in states where legislation prohibits the use of audio recordings.
     In 2004, we introduced an accessory to the X26 that allows the X26 electronic control device to be attached to military and law enforcement rifles via a Picatinny rail giving the user lethal and non-lethal options on the same weapon.
Product Warranties
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
     We offer a one year limited warranty on all of the ADVANCED TASER devices and TASER X26 c devices. After the warranty expires, if the device fails to operate properly for any reason, we will replace the ADVANCED TASER device for a fee of $75, and the TASER X26 at a discounted price depending on when the product was placed in service. These fees are intended to cover the handling and repair costs and include a profit. This policy is attractive to our law enforcement, military, and corrections agency customers. In particular, it avoids disputes regarding the source or cause of any defect.
Markets
Law Enforcement and Corrections
     Federal, state and local law enforcement agencies in the United States currently represent the primary target market for our ADVANCED TASER device and TASER X26 products. In the law enforcement market, over 9,800 law enforcement agencies have made initial purchases of our TASER brand devices for testing or deployment. In addition, approximately 3,300 police departments have purchased or are in the process of purchasing one TASER device to issue to each of their on duty patrol officers.
     We believe our TASER products could prove equally suitable for use in correctional facilities and we have begun to see TASER devices deployed in correctional facilities such as those operated by the Los Angeles Custody Division; Maricopa County, Arizona Sheriff and the State of Wisconsin.

Military Forces, both United States and Foreign Allies
     During 2006, TASER devices continued to be deployed in support of key strategic operations in locations around the world. In total, we have shipped military users approximately 8,000 TASER devices through the end of 2006. Additionally, in 2006 we began a focus initiative on supporting our military customers. We hired the former head of the Military Joint Non Lethal Weapons Directorate as our Vice President of Government and Military Programs. Additionally, we formed a Senior Executive Advisory Group (SEAG) comprised of a team of professionals with extensive military, homeland defense and law enforcement experience with the purpose of advising on business models in support of military users. With this new focus, a new business group has been formed (Government and Military Programs) with the focus on supporting military use of for our existing hardware as well as developing increased technology development through contracted support.
     In January 2006, we completed phase four of an Office of Naval Research (ONR) grant to develop the wireless eXtended Range Electromuscular Projectile (XREP). The intention of the grant was to develop the technologies required to demonstrate a 12-guage wireless Human Electro-Muscular Incapacitation (HEMI) projectile at a Technology Readiness Level (TRL) of 6. The grant was concluded with the delivery and subsequent discharge of 25 projectiles. All contracted activities including the final report were completed in the first quarter of 2006. We are currently in discussions with our military customers on the scope of the next contracted activities. Additionally, we believe the maturity of the XREP has reached a level that transition to a product having broad market appeal is close enough to justify continued internal development. For this reason, we are continuing the development of the XREP from the demonstrated TRL 6 level in 2006 by focusing on design for manufacturability. We anticipate that a production projectile will be available for sale in 2007.
     Our work on the firm fixed price contract awarded to us by the U.S. Army ARDEC, as well as the final report, was completed in the first quarter of 2006 for the amount of $65,000. This effort was well received by our Army customer and discussions are in process for the scope and direction of follow-on activities.
     Late in 2006, we announced a new area denial technology based on improved sensing, awareness, and networking capabilities called the TASER Remote Area Denial (T-RAD). A sophisticated networking and user interface capability to integrate and control T-RAD devices was also introduced as the TASERNET. We presented these concepts to military and law enforcement customers for comment and we received positive feedback. For this reason, we plan to continue development of the T-RAD/TASERNET capabilities in 2007.
Private Security Firms and Guard Services
     We are still in the early stage of pursuing additional opportunities for sales of the TASER devices in private security markets, and have made only limited sales to date. However, a report of the Security Industry Association for 1999-2000 estimated that there were over 1.7 million privately employed security guards or personnel in the United States. Private security guards represent a broad range of individuals, including bodyguards, commercial and government building security guards, commercial money carrier employees and many others.
Private Citizen/Personal Protection
     Prior to the introduction of the ADVANCED TASER device in late 1999, the majority of our annual revenue was derived from private citizen sales. However, since the introduction of the ADVANCED TASER device in 2000, our annual revenue from private citizen sales has represented a small percentage of our total business. We introduced a private citizen version of our X26 device (X26C) in 2004 and agreed to a distribution agreement with one of our distributors to distribute the X26C to federal firearms licensed dealers (FFL) for public sale in December 2004. We believe private citizen sales could become a more meaningful portion of our revenues going forward depending on the success of our newly developed TASERC2 personal protector product (see Research and Development section below), the X26 C product, and legislation relating to the purchase and use of our products by private citizens in each state.
Sales and Marketing
     Law enforcement, military and corrections agencies represent our primary target markets. In each of these markets, the decision to purchase TASER devices is normally made by a group of people, including the agency head, the agency head’s training staff, and weapons experts. Depending on the size and cost of the device deployment and local procurement rules and customs, the decision may involve political decision-makers such as city council members or the federal government. The decision-making process can take as little as a few weeks or as long as several years. Although we have focused on three primary markets, we have been able to expand our customer base to thousands of end users within these markets. We currently sell our products to over 9,800 law enforcement agencies.

Since the introduction of the ADVANCED TASER device in 1999, we have used several types of media to communicate the benefits of acquiring and deploying our products. These campaigns have included the development of personalized CD/DVD packages geared toward law enforcement leaders in the community, advertisements in law enforcement publications, and the use of more than 1,600 training classes conducted around the world. We also target key regional and national law enforcement trade shows where we can demonstrate the TASER devices to leading departments. In 2006, we attended and exhibited at 79 regional and national law enforcement trade shows. In 2006, we held our seventh annual U.S. Tactical Conference for the trained master instructors, and law enforcement training officers. We also conducted our fifth and largest European Tactical Conference to reach customers in more than 20 countries, including the United Kingdom, Germany, France, Spain, Austria, Switzerland, Czech Republic, and Finland, who have either expressed an interest in, or who are already in the process of testing or deploying TASER devices. The focus of these conferences in 2006 was to train the officers in the use of the TASER X26.
     We plan to continue investment in the area of law enforcement trade shows and conferences in 2007, as it provides us the ability to market our products to our target audience. We believe these types of activities accelerate penetration of our TASER product lines in each market, which should lead to increased visibility in both the private security and private citizen markets and reinforce the value of non-lethal devices for self-defense.
United States Distribution
     With the exception of several accounts to which we sell directly, the vast majority of our law enforcement agency sales in the Unites States transact through our network of 28 law enforcement distributors. In addition, we have one military and government contracting distributor. These distributors were selected based upon their reputation within their respective industries, their contacts, and their distribution network. Our regional managers work closely with the distributors in their territory to inform and educate the law enforcement communities. We continue to monitor our law enforcement distributors closely to help ensure that our service standards are achieved. We also reserve the right to take any large agency order directly to secure the agency’s account balance with us.
     Sales in the private citizen market are made through web sales and through 25 commercial distributors. In December 2004, we entered into a distribution agreement with one of our existing law enforcement distributors to distribute the X26C to federal firearms licensed (FFL) dealers for public sale. As of December 31, 2006, this distributor had signed dealer agreements with 400 FFL dealers who are purchasing and reselling the X26c to citizens in the United States. In 2005, we tested various citizen advertisements in 20 national monthly magazines targeting citizens from various demographics as well as attending citizen tradeshows. We held four press conferences and media events in targeted large cities to further educate the public of the availability for citizens to purchase X26c products for private use. We also contracted an outside company call center to assist with a large volume of citizen calls generated from these advertisements, trade shows and press/media conferences. In 2006, we continued to sell through web sales and our established commercial distributors.
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
     Our distributors work with their local police, military, and corrections agencies in the same manner as our domestic market distributors. They perform demonstrations, attend industry tradeshows, maintain country specific web sites, engage in print advertising, and arrange training classes.
     In 2006, we concentrated our international marketing on the countries that were furthest along in the testing and purchasing process. These countries included the United Kingdom, France, Singapore, and South Korea. The United Kingdom completed a three year study of TASER brand conducted energy devices during 2004. Their study ended in September 2004 with the Home Office Secretary, David Blunkett, approving their use by all firearms officers. During 2005, an addendum to the initial study was released, which led to the approval of the TASER X26.
     In 2007, we are planning to continue our focus on territories that are moving in the direction of non-lethal weaponry. We also plan to bolster our international presence by expanding our focus to a larger number of countries.

     We shipped products to approximately 35 countries during fiscal 2006. As a percentage of total sales, sales outside the U.S. increased slightly to approximately 14% in 2006 from 13% in 2005. Sales outside the U.S were 4% of total net sales in 2004. Our international sales in 2006 included the shipment of two large orders to France consisting of approximately 2,000 units. Reference is made to Note 2(o) in the accompanying financial statements in Part II, Item 8 of this Form 10-K for further information concerning our sales and long lived assets by geographic region.
Training Programs
     Most law enforcement, military and corrections agencies will not purchase new weapons until a training program is in place to certify all officers in their proper use. We offer a sixteen-hour class that certifies law enforcement, military, corrections and security agency trainers as instructors in the use of the TASER devices. As of December 31, 2006, approximately 26,000 law enforcement officers around the world have been trained and certified as instructors in the proper use of TASER brand devices. This includes approximately 23,550 officers in the United States and 2,450 in other countries.
     Currently, 650 of our certified instructors have undergone further training and became certified as master instructors. We authorize these individuals to train other law enforcement and corrections agency trainers, not just end-users within their own organization. Military personnel are trained by our Chief Master Instructor. Approximately 150 of our master instructors have agreed to conduct TASER device training classes on a regular basis. We provide logistical support for the training classes. The master instructors are independent professional trainers, serve as local area TASER experts, and assist in conducting TASER demonstrations at other police departments within regions. On January 1, 2001, we implemented a $195 charge for each training attendee, which was raised to $225 effective January 1, 2005. We pay master instructors a per-session training fee for each session they conduct. We conducted over 325 training courses in 2006 and, as of December 31, 2006, we have conducted a cumulative 1,644 training courses during which we have trained more than 26,000 individuals in the use of TASER products. We have also designed a training course for private citizen customers. Customers who purchase an X26C device receive a certificate good for a one hour, one-on-one training session with an X26C certified instructor. We have over 400 instructors certified to give the X26C training.
     During 2002, we created a Training Advisory Board to coordinate the growing demands of our training program. This board annually reviews the qualifications of the master instructors, and provides retraining or certification as required. In addition, the Training Board oversees the trainers and curriculum to ensure new tactics and policies are properly communicated and implemented, and gives input into new product development. We created the new position of Director of Training during 2004, which was upgraded to Vice President of Training in 2006 and this person also serves on our Training Board. In order to gain new perspectives on the training, we added five new members to our training board in late 2004. The new members replaced four training board members who rotated off the training board. In 2004, we also created the position of Senior Master Instructor. Eight experienced Master Instructors were promoted to this position based on their exemplary performance as Master Instructors. Their primary duties are to perform quality control checks on Master Instructors during an instructor course and to help instruct at the Master Instructor School.
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

Competition
Law Enforcement and Corrections Market
     The primary competitive factors in the law enforcement and corrections market include a weapon’s accuracy, effectiveness, safety, cost and ease of use. During 2004, two new competitors announced that they planned to introduce products that directly compete with the products manufactured and sold by us. The two companies were expected to launch their products during 2005. During 2006, we learned that one of those companies introduced a new two-shot device to compete with the TASER X26. To date, we do not know of any significant sales of any competing products. We believe that our strong relationship with customers, our large installed base of products, and the significant amount of medical and safety testing already performed on our products will provide us with a competitive advantage over these new competitors.
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
Military Market
     In the military markets, both in the United States and abroad, a wide variety of weapon systems are utilized to accomplish the mission at hand. Conducted energy devices have gained increased acceptance during the last three years as a result of the increased policing roll of military personnel in the conflicts in both Iraq and Afghanistan. There has also been an increased awareness of the use of non-lethal weapons to preserve human intelligence. TASER devices give our armed forces one means to capture or immobilize targets without using lethal force. We are the only supplier providing electronic control devices to these agencies. There is indirect competition from pepper spray and impact weapons sold by companies such as Armor Holdings, Inc., and Pepperball.
Private Citizen Market
     Electronic control devices have gained limited acceptance in the private citizen market for non-lethal weapons. These weapons compete with other non-lethal weapons such as stun guns, batons and clubs, and chemical sprays. The primary competitive factors in the private citizen market include a weapon’s cost, effectiveness, safety and ease of use. The widespread adoption of our TASER devices by prominent law enforcement agencies may help us overcome the historical perception of a lack of private citizen confidence in electronic control devices.
     In the private citizen market, the AIR TASER formerly competed with an electronic control device introduced by Bestex, Inc. in 1996, called the Dual Defense, and indirectly competed with other non-lethal alternatives. In July 2002, we purchased a patent which covers the propulsion system of our air cartridge. Prior to our purchase, the previous owner of the patent had granted licenses to both Bestex and TASER International. However, at the time we purchased the patent, Bestex had not renewed its license, and subsequently lost its right to continue utilizing the patented technology. Therefore, we believe our products will only compete with remaining inventories of the Bestex Dual Defense product produced prior to July 2002. The remaining inventory of Bestex is believed to consist of 11 units.
Regulation
United States Regulation
     The AIR TASER device, ADVANCED TASER device, and TASER X26 device, as well as the cartridges used by these devices, are subject to identical regulations. None of our devices are considered to be a “firearm” by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives. Therefore, no Federal firearms-related regulations apply to the sale and distribution of our devices within the United States. In the 1980’s however, many states introduced regulations restricting the sale and use of stun guns, inexpensive hand-held shock devices. We believe existing stun gun regulations also apply to our devices.
     In 2002 through 2004, we worked with several law enforcement agencies, government agencies and distributors to overturn prior legislation preventing the sale of TASER devices to law enforcement agencies in certain regions of the U.S. These combined efforts were successful in changing the legislation in the states of Hawaii, Massachusetts and Michigan. We consider this to be an important change in regulations. For example, prior to the amendment to the Michigan Penal Code, the possession of a TASER or electronic weapon of any kind in Michigan could result in a felony conviction. Currently, New Jersey is the only remaining state in which TASER technology is prohibited for law enforcement use.

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
United States Export Regulation
     Our devices are considered a crime control product by the United States Department of Commerce. Accordingly, the export of our devices is regulated under export administration regulations. As a result, we must obtain export licenses from the Department of Commerce for all shipments to foreign countries other than Canada. Most of our requests for export licenses have been granted, and the need to obtain these licenses has not caused a material delay in our shipments. The need to obtain licenses, however, has limited or impeded our ability to ship to certain foreign markets. Export regulations also prohibit the further shipment of our products from foreign markets in which we hold a valid export license to foreign markets in which we do not hold an export license for the products.
     In addition, in the fall of 2000, the Department of Commerce adopted new regulations restricting the export of technology used in our devices. These regulations apply to both the technology incorporated in our device systems and in the processes used to produce them. The technology export regulations do not apply to production that takes place within the United States, but is applicable to all sub-assemblies and controlled items manufactured outside the United States.
Foreign Regulation
     Foreign regulations, which may affect our devices, are numerous and often unclear. We prefer to work with a distributor who is familiar with the applicable import regulations in each of our foreign markets. Experience with foreign distributors in the past indicates that restrictions may prohibit certain sales of our products in a number of countries. The countries in which we are aware of restrictions for both citizens and law enforcement include: Belgium, Denmark, Hong Kong, Italy, Japan, Malaysia, the Netherlands, Norway, Serbia, and Pakistan.
     Additionally, Australia, Canada, Greece, India, Latvia, Lithuania, South Korea, Sweden, Switzerland and New Zealand permit our products to be sold only to law enforcement and corrections agencies. During 2003, Switzerland completed a review of TASER brand devices, and has approved their use for law enforcement. Although there have been no significant orders from this country, we believe this approval is a milestone in reversing legislation in the international community that previously prohibited the use of TASER brand devices.
     Previously, the United Kingdom was among the countries where TASER technologies were prohibited. However, in January 2003, the British Police announced that the national government would be backing a TASER pilot program for five police forces within the UK. The agencies participating in the trial program of the ADVANCED TASER M26 include: the Northamptonshire Police, Lincolnshire Police, Thames Valley Police, North Wales Police and Metropolitan Police. This decision came after the completion of two years of testing by the Police Scientific Development Branch of the Home Office in England, during which the product was reviewed for operational effectiveness and medical safety. Following a detailed evaluation of a 12-month operational trial of the ADVANCED TASER device, which was carried out by the five police forces, the Home Secretary David Blunkett agreed that firearms officers in forces nationwide can now use the hand-held electrical device as of September 2004. Currently, all 43 police forces in England, Wales and Scotland deploy TASER technology within their firearms teams. To date, there have been several successful outcomes involving the use of TASER devices reported by the police forces deploying them.

TASER device sales to civilians are permitted in Austria, Bahamas, Bulgaria, Costa Rica, Croatia, Czech Republic, Ecuador, France, Germany, Mexico, Poland, Romania, Slovenia, and South Africa.
Intellectual Property
     We protect our intellectual property with U.S. and foreign patents and trademarks. Our patents and pending patent applications relate to technology used by us in connection with our products. We also rely on international treaties and organizations and foreign laws to protect our intellectual property. As of February 28, 2007, we hold 18 United States patents and 7 international patents and also have numerous patents and trademarks pending. Our patents expire at varying dates ranging between 2010 and 2024.Our earliest expiring United States patent generally covers projectile propellant devices having a container of compressed gas in place of gunpowder as a propellant. We use this technology in our cartridges. This patent expires in 2010. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as: the commercial significance of our operations and our competitors’ operations in particular countries and regions; our strategic technology or product directions in different countries; and the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions.
     Confidentiality agreements are used with employees, consultants and key suppliers to help ensure the confidentiality of our trade secrets.
     TASER has the exclusive rights to the internet domain names ‘taser.com’ and “taser.eu.”
Research and Development
     Our research and development initiatives are conducted in two separate categories. The first is internally funded research and development, and the second is research externally funded by customers having requirements for expanded capabilities. Both categories focus on next generation technology, yet are differentiated by the anticipated breadth of market opportunity, the time to project completion and accounting treatment. Internally funded research has been primarily focused on improvements to existing TASER products, or the development of new applications for TASER technology that we believe generally will have broad market appeal. The work completed in 2006 for the Office of Naval Research and the U.S. Army ARDEC has been focused on developing capabilities to support military combat or policing activities. These projects generally represent product development which are long-term in nature and outside resources team member companies or expert consulting.
     Research and Development initiatives include bio-medical research and electrical and mechanical engineering. We expect that future development projects will focus on reducing the size, extending the range, and improving the functionality of our products.
     Our investment in internally funded research totaled approximately $2.7 million, $1.6 million and $824,000 in 2006, 2005 and 2004, respectively. This allowed the R&D department to expand to 27 engineers and technicians at the end of 2006. Our investment in research and development staff and equipment continues to represent a significant increase from previous years and reflects our commitment to maintaining and extending our current technology. The return on that investment is intended to be realized over the long term but new systems and technologies continue to have an impact on our business. In 2006, the TASER Cam product has been launched and has entered production. Additionally, a new commercial product was developed in 2006 and was announced at the beginning of 2007 called the C2 personal protector. This new device is a compact system that provides the same NMI effectiveness as our market leading X26 but in a form factor that will be more attractive to private citizens. Additionally, we believe the maturity of the XREP has reached a level that transition to a product having broad market appeal is close enough to justify continued internal development. For this reason, we are continuing the development of the XREP from the demonstrated TRL 6 level achieved in 2006 by focusing on design for manufacturability. We anticipate that a production projectile will be available for sale in 2007. In addition to the development of new products many product improvement projects were completed, increasing the reliability and quality of our current products.
     As we progress with projects underway, we expect that our research and development expenditures will increase. This is due to the addition of personnel in our research and development department and the costs associated with conducting and preparing biomedical studies.
Employees
     As of December 31, 2006, we had 240 full-time employees and 67 temporary employees of which 59 are employed in direct manufacturing. The breakdown of our full time employees by department is as follows: 110 direct manufacturing employees and 130 administrative and manufacturing support employees. Of the 130 administrative and manufacturing support employees; 39 were involved in sales, marketing, communication and training; 27 were employed in research, development and engineering; 21 were employed in administrative functions inclusive of executive management, legal, finance, accounting and investor relations; 8 were employed in information systems technologies; 12 were employed in quality control and 23 were employed in manufacturing support functions.
     Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Available Information
     We were incorporated in Arizona in September 1993 as an ICER Corporation. We changed our name to AIR TASER, Inc. in December 1993 and to TASER International, Incorporated in April 1998. In January 2001, we reincorporated in Delaware as TASER International, Inc. Our website is located at www.taser.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Other information that is not part of this Annual Report on Form 10-K can be accessed through our website at www.TASER.com.

Item 1A.	Risk Factors
Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
We are materially dependent on acceptance of our products by the law enforcement and corrections market, and if law enforcement and corrections agencies do not purchase our products, our revenues will be adversely affected and we may not be able to expand into other markets.
     A substantial number of law enforcement and corrections agencies may not purchase our conducted energy, non-lethal devices. In addition, if our products are not widely accepted by the law enforcement and corrections market, we may not be able to expand sales of our products into other markets such as the military market. Law enforcement and corrections agencies may be influenced by claims or perceptions that conducted energy weapons are unsafe or may be used in an abusive manner. In addition, earlier generation conducted energy devices may have been perceived as ineffective. Sales of our products to these agencies may also be delayed or limited by these claims or perceptions.
We substantially depend on sales of our TASER X26 products, and if these products are not widely accepted, our growth prospects will be diminished.
     In the years ended December 31, 2006, 2005 and 2004, we derived our revenues predominantly from sales of the TASER X26 brand devices and related cartridges, and expect to depend on sales of these products for the foreseeable future. A decrease in the prices of or demand for these products, or their failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.
If we are unable to manage any growth in our business, our prospects may be limited and our future profitability may be adversely affected.
     We intend to expand our sales and marketing programs and our manufacturing capacity as needed to meet future demand. Any significant expansion may strain our managerial, financial and other resources. If we are unable to manage our growth, our business, operating results and financial condition could be adversely affected. We will need to continually improve our operations, financial and other internal systems to manage our growth effectively, and any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects and profitability.
We may face personal injury, wrongful death and other liability claims that harm our reputation and adversely affect our sales and financial condition.
     Our products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. Our products may be associated with these injuries. A person injured in a confrontation or otherwise in connection with the use of our products may bring legal action against us to recover damages on the basis of theories including personal injury, wrongful death, negligent design, defective product or inadequate warning. We are currently subject to a number of such lawsuits. We may also be subject to lawsuits involving allegations of misuse of our products. If successful, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition. Although we carry product liability insurance, we do incur large legal expenses within our self insured retention in defending these lawsuits and significant litigation could also result in a diversion of management’s attention and resources, negative publicity and a potential award of monetary damages in excess of our insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that our existing or any future litigation will not have a material adverse effect on our revenues, our financial condition or financial results.

Pending litigation may subject us to significant litigation costs, judgments, fines and penalties in excess of insurance coverage, and divert management attention from our business.
     We are involved in numerous litigation matters relating to our products or the use of such products, litigation against persons who we believe have defamed our products, litigation against medical examiners who made errors in their autopsy reports, litigation against a competitor, litigation against our former patent attorney as well as shareholder class action and shareholder derivative lawsuits. Such matters have resulted and are expected to continue to result in substantial costs to us and a likely diversion of our management’s attention, which could adversely affect our business, financial condition or operating results. In particular, we recently reached an agreement to settle our shareholder class action lawsuits and derivative lawsuits for approximately $21.75 million, of which approximately $4.1 million is covered by insurance.
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
If we are unable to design, introduce and sell new products or new product features successfully, our business and financial results could be adversely affected.
     Our future success will depend on our ability to develop new products or new product features that achieve market acceptance in a timely and cost-effective manner. The development of new products and new product features is complex, and we may experience delays in completing the development and introduction of new products. We cannot provide any assurance that products that we may develop in the future will achieve market acceptance. If we fail to develop new products or new product features on a timely basis that achieve market acceptance, our business, financial results and competitive position could be adversely affected.
We expend significant resources in anticipation of a sale due to our lengthy sales cycle and may receive no revenue in return.
     Generally, law enforcement and corrections agencies consider a wide range of issues before committing to purchase our products, including product benefits, training costs, the cost to use our products in addition to or in place of other non-lethal products, budget constraints and product reliability, safety and efficacy. The length of our sales cycle may range from a few weeks to as long as several years. Adverse publicity surrounding our products or the safety of such products has in the past and could in the future lengthen our sales cycle with customers. In particular, we believe our revenue decrease for the year ended December 31, 2005 compared to the year ended December 31, 2004 was impacted in part by the adverse effect on customers and potential customers of the negative publicity surrounding our products or use of our products. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our products by potential customers before they place an order. If these potential customers do not purchase our products, we will have expended significant resources and received no revenue in return.
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
     State and local regulation: Our devices are controlled, restricted or their use prohibited by a number of state and local governments. Our devices are banned from private citizen sale or use in seven states: New York, New Jersey, Rhode Island, Michigan, Wisconsin, Massachusetts and Hawaii. Law enforcement use of our products is also prohibited in New Jersey. Some municipalities, including Omaha, Nebraska and Washington, D.C., also prohibit private citizen use of our products. Other jurisdictions may ban or restrict the sale of our products and our product sales may be significantly affected by additional state, county and city governmental regulation.
     Foreign regulation: Certain foreign jurisdictions, including Japan, Australia, Italy and Hong Kong, prohibit the sale of conducted energy devices such as our products, limiting our international sales opportunities.
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
     Our future success depends upon our proprietary technology. Our protective measures, including patents, trademarks and trade secret protection, may prove inadequate to protect our proprietary rights. Our earliest expiring United States patent generally covers projectile propellant devices having a container of compressed gas in place of gunpowder as a propellant. We use this technology in our cartridges. This patent expires in 2010. The scope of any patent to which we have or may obtain rights may not prevent others from developing and selling competing products. The validity and breadth of claims covered in technology patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, lengthy and expensive. In addition, our patents may be held invalid upon challenge, or others may claim rights in or ownership of our patents.
     On February 14, 2006, U.S. Patent No. US 6,999,295 entitled “Dual Operating Mode Electronic Disabling Device For Generating A Time-Sequenced, Shaped Voltage Output Waveform” was issued to named inventors Thomas G. Watkins, III and Magne Nerheim. Mr. Nerheim assigned his interest in this patent to us. This patent covers a portion of the technology utilized in the TASER X26 device. This patent was applied for by Mr. Watkins, who was our former patent attorney, without our knowledge or consent. Mr. Watkins originally filed patent applications on our behalf as our patent attorney for the same inventions in February and May 2003 with the U.S. Patent and Trademark Office. In each application he filed a declaration stating that Mr. Nerheim was the sole inventor. These patent applications are now issued as granted patents. In December 2004, he informed us that he now felt that he was the inventor of a portion of this invention. We vigorously dispute his claim and we have filed litigation against Mr. Watkins for declaratory judgment, breach of fiduciary duty, constructive fraud, and breach of contract. We believe that we are the sole owner of this invention. Since we are a joint owner of this patent, this patent will not restrict us from manufacturing and selling the TASER X26 device. We have other patent applications pending that cover inventions contained in this patent. In March 2006, the court issued a temporary restraining order and a preliminary injunction preventing Mr. Watkins from selling, assigning, transferring, or licensing this patent to a third party during the duration of this litigation.

We may be subject to intellectual property infringement claims, which could cause us to incur litigation costs and divert management attention from our business.
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
If we face competition in foreign countries, we can enforce patent rights only in the jurisdictions in which our patent applications have been granted.
     Our US patents only protect us from imported infringing products coming into the US from abroad. Applications for patents in a few foreign countries have been made; however, these may be inadequate to protect markets for our products in other foreign countries. Each foreign patent is examined and granted according to the law of the country where it was filed independent of whether a US patent on similar technology was granted.
Government regulations applied to our products may affect our markets for these products.
     We rely on the opinions of The Bureau of Alcohol Tobacco and Firearms, including that a device that has projectiles propelled by the release of compressed gas, in place of the expanding gases from ignited gunpowder, are not classified as firearms. Changes in statutes, regulations, and interpretation outside of our control may result in our products being classified or reclassified as firearms. Our market to civilians could be substantially reduced if consumers are required to obtain registration to own a firearm prior to purchasing our products.
Competition in the law enforcement and corrections market could reduce our sales and prevent us from achieving profitability.
     The law enforcement and corrections market is highly competitive. We face competition from numerous larger, better capitalized and more widely known companies that make other non-lethal devices and products. Increased competition may result in greater pricing pressure, lower gross margins and reduced sales. In this regard, two different competitors announced plans to introduce new products in 2005. During 2006, one of those companies introduced a new device to compete with the TASER X26. We are unable to predict the impact such products will have on our sales or our sales cycle, but existing or potential customers may choose to evaluate such products which could lengthen our sales cycle and potentially reduce our future sales.
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
We may experience a decline in gross margins due to rising raw material and transportation costs associated with an increase in petroleum prices.
     A significant number of our raw materials are comprised of petroleum based products, or incur some form of landed cost associated with transporting the raw materials or components to our facility. Any significant rise in oil prices such as that which occurred in 2006 could adversely impact our ability to sustain current gross margins, by reducing our ability to control component pricing.
Our revenues and operating results may fluctuate unexpectedly from quarter to quarter, which may cause our stock price to decline.
     Our revenues and operating results have varied significantly in the past and may vary significantly in the future due to various factors, including, but not limited to: market acceptance of our products and services, the outcome of any existing or future litigation, adverse publicity surrounding our products, the safety of our products, or the use of our products, increased raw material expenses, changes in our operating expenses, regulatory changes that may affect the marketability of our products, budgetary cycles of municipal, state and federal law enforcement and corrections agencies and the outcome of any current or future tax audits. As a result of these and other factors, we believe that period- to-period comparisons of our operating results may not be meaningful in the short term, and our performance in a particular period may not be indicative of our performance in any future period.
While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from legislation requiring companies to evaluate those internal controls.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. However, this legislation is relatively new and subject to changing interpretations, and companies and accounting firms have limited experience in complying with its requirements. As a result, we have incurred, and expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or our independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of us may be adversely affected and could cause a decline in the market price of our stock.
We may experience difficulties in the future in complying with Sarbanes-Oxley Section 404.
     We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. Beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2005, we have been required to furnish a report by our management on our internal control over financial reporting. Such report contains among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. Such report also contains a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls. In our Form 10-K for our 2005 fiscal year, because the previously reported material weaknesses related to not having controls in place to record appropriate accruals related to professional fees in the appropriate accounting period and inadequate resources related to accounting and financial statement preparation particularly with respect to financial statement footnote preparation were not fully remediated and tested at December 31, 2005, our management assessment and the report of our Independent Registered Public Accounting Firm concluded that our internal controls were not effective at December 31, 2005.
     Because of these material weaknesses, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected. While we have completed our remediation efforts to address these material weaknesses and while we did not identify any materials weaknesses at December 31, 2006, we cannot assure you that material weaknesses will not occur in future periods. If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

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
     Although our revenue decreased in 2005 compared to 2004, we experienced significant revenue growth in 2006 compared to 2005 and in 2004 and 2003. To the extent demand for our products increases significantly in future periods, one of our key challenges will be to ramp our production capacity to meet sales demand, while maintaining product quality. Our primary strategies to accomplish this include increasing the physical size of our assembly facilities, the hiring of additional production staff, and the implementation of customized automation equipment. We have limited previous experience in implementing automation equipment, and the investments made on this equipment may not yield the anticipated labor and material efficiencies. Our inability to meet any future increase in sales demand or effectively manage our expansion could have a material adverse affect on our revenues, financial results and financial condition.
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

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
Principal Location, Corporate Headquarters and Manufacturing Facilities
Our corporate headquarters and manufacturing facilities are based in a 100,000 square foot facility in Scottsdale, Arizona which we own.

Item 3.	Legal Proceedings
See discussion of Legal Proceedings in Note 8c to the financial statements included in Part II, Item 8 of this annual report.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common stock is quoted under the symbol “TASR” on The NASDAQ Global Select Market. The closing price of our common stock on March 9, 2007 was $7.78.
     The following table sets forth the high and low closing sales prices per share for our common stock as reported by NASDAQ for each quarter of the last two fiscal years.
Common Stock “TASR”

Fiscal Quarters	High	Low
March 31, 2005	$29.98	$11.99
June 30, 2005	$11.68	$7.64
September 30, 2005	$10.24	$5.88
December 31, 2005	$7.98	$5.42
March 31, 2006	$10.91	$7.06
June 30, 2006	$11.04	$7.47
September 30, 2006	$8.57	$6.89
December 31, 2006	$9.69	$7.43
Holders
     As of March 9, 2007, there were approximately 342 holders of record of our Common Stock.
Dividends
     To date, we have not declared or paid cash dividends on our common stock. We do not intend to pay cash dividends in the foreseeable future. Our revolving line of credit with our principal bank prohibits the payment of cash dividends.
Issuer Purchases of Equity Securities
     We did not repurchase any shares of our common stock in the fourth quarter of 2006.
Recent Sales of Unregistered Securities
     No unregistered securities were sold by us in 2006.
Stock Performance Graph
     The following stock performance graph compares the performance of our common stock to the NASDAQ Stock Market (U.S.) and the Russell 3000 Index. The Graph covers the period from December 31, 2001 to December 31, 2006. The graph assumes that the value of the investment in our stock and in each index was $100 at December 31, 2001 and that all dividends were reinvested. We do not pay dividends on our common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TASER International, Inc., The NASDAQ Composite Index
And The Russell 3000 Index

	12/01	12/02	12/03	12/04	12/05	12/06
TASER International, Inc.	100.00	29.38	599.05	2762.18	607.43	664.15
NASDAQ Composite	100.00	69.66	99.71	113.79	114.47	124.20
Russell 3000	100.00	78.46	102.83	115.11	122.16	141.35

Item 6.	Selected Financial Data
The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 have been derived from and should be read in conjunction with our audited financial statements and the notes thereto included herein. The statement of operations data for the years ended December 31, 2003 and 2002 is derived from audited financial statements and the notes thereto which are not included in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2004, 2003 and 2002 is derived from audited financial statements and the notes thereto which are not included in this annual report on Form 10-K.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
		(As restated)(b)
Statement of Operations Data

Net sales	$67,717,851	$47,694,181	$67,639,879	$24,455,506	$9,842,777
Gross margin	43,179,061	29,597,895	45,184,383	15,052,890	5,536,226
Sales, general and administrative expenses	29,680,764	26,483,485	13,880,322	6,973,721	5,038,712
Research and development expenses	2,704,521	1,574,048	823,593	498,470	136,503
Shareholder litigation settlement expense (a)	17,650,000	—	—	—	—
Income (loss) from operations	(6,856,224)	1,540,362	30,480,468	7,580,699	361,591
Net income (loss)	(4,087,679)	1,056,516	18,881,742	4,453,690	208,903
Income (loss) per common and common equivalent shares
Basic (1)	$(0.07)	$0.02	$0.33	$0.12	$0.01
Diluted (1)	$(0.07)	$0.02	$0.30	$0.10	$0.01
Weighted average number of common and common equivalent shares outstanding
Basic (1)	61,984,240	61,303,939	57,232,329	37,889,640	33,561,204
Diluted (1)	61,984,240	63,556,246	62,319,590	46,598,312	34,915,404

	As of December 31,
	2006	2005	2004	2003	2002
		(As restated)(b)
Balance Sheet Data
Working capital	$37,813,576	$34,663,101	$51,100,989	$22,479,594	$5,336,963
Total assets	119,837,689	112,241,247	109,452,578	31,444,690	7,904,213
Total current liabilities	18,302,688	7,586,701	8,933,939	3,895,371	1,804,305
Total long term obligations	30,974	76,188	—	3,655	15,486
Total stockholders equity	$99,328,539	$103,738,375	$99,910,783	$27,427,450	$6,014,601

a)	As discussed in Note 8c to the financial statements included in Part II, Item 8 of this annual report, in 2006 we reached an agreement to settle our securities class action and shareholder derivative lawsuits. The total litigation settlement expenses reflected in the income statement for the year ended December 31, 2006 were $17.65 million.
b)	See Note 14 to the financial statements in Item 8 of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in nine sections:
•	Executive Overview

•	Key Strategic Initiatives

•	2006 Overview

•	2007 Outlook

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance-Sheet Arrangements

•	Contractual Obligations

•	Critical Accounting Estimates
     Our MD&A should be read in conjunction with the other sections of this annual report on Form 10-K, including Part I, “Item 1A: Risk Factors”; Part II, “Item 6: Selected Financial Data”; and Part II, “Item 8: Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing. The following information has been adjusted to reflect the restatement of the Company’s 2005 financial results, which is more fully described in Note 14 to the financial statements. The net of tax impact of the adjustments on our 2005 results of operation was $(6,341). The impact of these adjustments was not significant to our operating results, trends, or liquidity in 2005.

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
     Law enforcement, military and corrections agencies represent our primary target markets. In each of these markets, the decision to purchase TASER Electronic Control Devices (ECDs) is normally made by a group of people including the agency head, the agency head’s training staff, and weapons experts. Depending on the size and cost of the device deployment, the decision may involve political decision-makers such as city council members and the federal government. The decision making process can take as little as a few weeks or as long as several years.
     Our devices are not considered to be a “firearm” by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives. Therefore, no firearms-related regulations apply to the sale and distribution of our devices within the United States. However, many states have regulations restricting the sale and use of stun guns, which we believe apply to our devices as well. Our products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. Our products may be associated with these injuries. A person injured in a confrontation or otherwise in connection with the use of our products may bring legal action against us to recover damages on the basis of theories including personal injury, wrongful death, negligent design, defective product or inadequate warning. We are currently subject to a number of such lawsuits. We may also be subject to lawsuits involving allegations of misuse of our products. If successful, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition. Although we carry product liability insurance, significant litigation could also result in a diversion of management’s attention and resources, negative publicity and an award of monetary damages in excess of our insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that our existing or any future litigation will not have a material adverse effect on our revenues, our financial condition or financial results.
Key Strategic Initiatives
Our key strategies include:
•	Increase market penetration in both the United States and international law enforcement and corrections markets. We currently have a penetration rate of approximately 22% of the United States police and corrections market and about 1% of the worldwide police and corrections market. We believe that the large portion of these markets that do not currently use our products presents an opportunity for our future growth, particularly with respect to international law enforcement agencies.

•	Grow our presence in the private citizen market. Having consistently demonstrated the effectiveness of our technology in the professional law enforcement community we aim to leverage this experience to increase our presence in the private citizen market. At the forefront of this initiative will be the introduction of the TASER C2 personal protector, a newly developed product which successfully debuted at the Consumer Electronics Show in January 2007. This new device is a compact system that provides the same proven Neuro-Muscular Incapacitation (NMI) effectiveness as our market leading X26 but in a form factor and at a price point that will be more attractive to private citizens. The TASER C2 also promotes responsible ownership and aims to prevent misuse with the introduction of a background check system whereby the device remains inactive until the owner has successfully completed a background check either online or via a toll-free telephone number. In addition the TASER C2 cartridges each have a unique serial number and are equipped with Anti-Felon Identification tags, which are dispersed upon deployment and which would allow the police to track a potential misuse. We expect to begin shipments of the TASER C2 in the second quarter of 2007.

•	Further develop our presence in government and military markets. In 2006, we introduced a focus initiative to support our military customers. We hired the former head of the Military Joint Non Lethal Weapons Directorate as our Vice President of Government and Military Programs and we formed a Senior Executive Advisory Group (SEAG) comprised of a team of professionals with extensive military, homeland defense and law enforcement experience with the purpose of advising on business actions in support of military users. With this new focus, a new business group has been formed by us (Government and Military Programs) with the sole emphasis on supporting military use of for our existing hardware as well as increasing technology development through contracted support.

•	Continual development of new innovative products, which both complement and add to our existing products. These development efforts include the TASER C2 personal protector mentioned above and the wireless eXtended Range Electromuscular Projectile (XREP), which, following a successful test of the device for the ONR in January 2006 was further developed throughout 2006 with focus on design for manufacturability. A production projectile is expected to be available for sale in 2007. Additionally, late in 2006 we announced a new area denial technology based on improved sensing, awareness, and networking capabilities called the TASER Remote Area Denial (T-RAD). A sophisticated networking and user interface capability to integrate and control T-RAD devices was also introduced as the TASERNET. These concepts have been presented to military and law enforcement customers for comment with positive feedback. For this reason, we plan to continue development of the T-RAD/TASERNET capabilities in 2007.

•	Continued application for patents and intellectual property rights to protect key technology in our products and further protect our competitive position.

•	Continued aggressive litigation defense to protect our brand equity. We have an assembled team of world class medical experts at our disposal and hired additional internal legal resources during 2005 to provide an efficient means of defending us against numerous product liability claims. Through March 9, 2007, we have had a total of 37 cases dismissed or defense judgments in our favor. We view a continued record of successful litigation defense as a key factor for our long term growth.
2006 Overview
     Management believes that its ability to achieve a balance between growing our core business and building the foundations for future growth is the key to increasing long-term shareholder value. Our 2006 performance and the initiatives we have put in place reflect our continuing commitment to achieving this balance.
     Some 2006 highlights include:
•	During 2006, our focus on rebuilding our momentum in the law enforcement community delivered a return to the level of sales achieved in 2004. This manifested in a 42% sales increase in 2006, growing to a record $67.7 million compared to $47.7 million in 2005 and surpassing the $67.6 million we achieved in 2004. This growth in 2006 was achieved with the introduction of new TASER device deployments in approximately 1,800 law enforcement agencies, the expansion to full deployment of our devices by approximately 1,300 agencies and the repeat business that this generates. The supplemental orders we fulfilled during 2006 demonstrates the continuing trend of law enforcement agencies expanding the use of TASER ECDs to their first responders. We believe that the ongoing proven effectiveness of our products and their continued acceptance provides a platform from which to generate further growth.

•	In 2006, we advanced our international presence with the shipment of TASERX26s, TASER Cam systems, cartridges and accessories to France, following a lengthy trial and evaluation process. This represents the first shipments under a tender award to the Company’s distributor which was authorized by the French government to purchase up to 5,000 TASER systems.

•	We began shipping our first TASER Cam units, enhancing our market position as the leader in accountability for non-lethal technology.

•	Our strategy of vigorously defending against product liability lawsuits continues to be successful. The dismissals during 2006 included the Alvarado litigation, which was the first in-custody death trial for TASER International and was an important win with a central Los Angeles jury for both TASER International as well as the City of Los Angeles Police Department. Statistics from our customers show that TASER ECDs significantly reduce use of force claims and litigation. As such, we believe the jury verdict in this case is an important indication that juries are seeing the life-saving benefits of law enforcement using TASER technology in the dangerous situations they face every day.
2007 Outlook
     In 2007, we aim to build on the momentum generated in 2006 with a continued commitment to quality and our unrelenting focus on innovation. We intend to pursue profitable increased market penetration in our primary target markets with continued focus on increasing our international presence. Many of our prospective customers from our core business markets are continuing to move forward with evaluation and implementation of TASER programs. We believe that this, when combined with the planned new product introductions and other key initiatives identified above, should result in positive new business growth in 2007.

Results of Operations
The following table presents our statements of operations as well as the percentage relationship to total net revenues of items included in our statements of operations (dollars in thousands):

	Year ended December 31,
	2006		2005		2004
			(As restated)

Net sales	$67,718	100%	$47,694	100%	$67,640	100%
Cost of products sold	24,539	36%	18,096	38%	22,455	33%

Gross margin	43,179	64%	29,598	62%	45,185	67%
Sales, general and administrative expenses	29,681	44%	26,483	56%	13,880	21%
Research and development expenses	2,705	4%	1,574	3%	824	1%
Shareholder litigation settlement expense	17,650	26%	—	#	—	#

Income (loss) from operations	(6,857)	-10%	1,541	3%	30,481	45%
Interest income	1,880	3%	1,229	3%	439	1%
Interest expense	(7)	#	(4)	#	(1)	#
Other income and expense	—	#	(60)	#	2	#

Income (loss) before income taxes	(4,984)	-7%	2,706	6%	30,921	46%
Provision (benefit) for income taxes	(896)	-1%	1,649	3%	12,039	18%

Net income (loss)	$(4,088)	-6%	$1,057	2%	$18,882	28%

# — Less than 1%
Net Sales
For the years ended December 31, 2006, 2005 and 2004, sales by product line and by geography were as follows (dollars in thousands):

	2006		2005		2004
Sales by Product Line
TASER X26	$45,241	67%	$31,313	66%	$46,083	68%
TASER Cam	2,289	3%	—	#	—	#
ADVANCED TASER	2,578	4%	2,635	6%	3,929	6%
AIR TASER	116	#	78	#	107	#
Single Cartridges	15,269	23%	12,468	26%	14,655	22%
Other	2,225	3%	1,200	3%	2,866	4%

Total	$67,718	100%	$47,694	100%	$67,640	100%

# — Less than 1%

Sales by Geographic Area	2006	2005	2004
United States	86%	87%	96%
Other Countries	14%	13%	4%

Total	100%	100%	100%

     Net sales for the year ended December 31, 2006 were $67.7 million, an increase of $20.0 million, or 42%, compared to $47.7 million in 2005. We believe the principal reasons for the increase in net sales are related to us overcoming the various types of negative publicity we experienced during the course of 2005. Specifically, as a result of a formal investigation by the Securities Exchange Commission (SEC), ongoing negative press coverage and increased amounts of litigation concerning our products and their use, many prospective customers, particularly law enforcement agencies, frequently postponed implementation decisions. With the resolution of key portions of the SEC investigation in December 2005, we noted that many of the agencies that were postponing decisions began moving forward with their evaluation and implementation programs and decisions to purchase our products, which had a positive impact on our sales during 2006. Specifically, sales of our predominant TASER X26 product line and the related increase in single cartridge sales demonstrate the increased market penetration and continued use of TASER devices by law enforcement.
     TASER X26 product line sales increased $13.9 million, or 44%, to $45.2 million for 2006 compared to $31.3 million for 2005 and represented 67% and 66% of our total net sales in 2006 and 2005, respectively. Single cartridge sales increased $2.8 million, or 22%, to $15.3 million in 2006 compared to $12.5 million in 2005. In addition, the introduction of the TASER Cam device in 2006 contributed $2.3 million to 2006 net sales. Other sales include warranty, research funding, training and shipping revenues net of cash and distributor discounts. International sales in 2006 represented approximately 14% or $9.5 million of total net sales compared to approximately 13% or $6.2 million in 2005 reflecting our continued commitment to marketing efforts in countries outside the United States.

     Net sales for the year ended December 31, 2005 were $47.7 million, a decrease of $19.9 million, or 29%, compared to $67.6 million in 2004. As noted above, we believe the principal cause of the decline in 2005 was attributable to the SEC investigation, ongoing negative press coverage and increased litigation concerning our products and their use. In particular, these events resulted in longer sales cycles and order delays from prospective customers. The TASER X26 product line continued to be our leading product in 2005 representing 66% of our total net sales compared to 68% in 2004. Sales to countries outside of the U.S increased to 13% in 2005 from 4% in 2004.
Cost of Products Sold
     For the year ended December 31, 2006, cost of products sold were $24.5 million, an increase of $6.4 million, or 36%, over the same period in 2005. However, as a percentage of net sales, cost of products sold decreased to 36% for 2006 compared to 38% for the same period in the prior year. The decrease in cost of products sold as a percentage of sales for 2006 is primarily attributable to the increased volume of device and ancillary product sales in 2006 providing a larger number of units over which to apply relatively fixed indirect manufacturing expenses, resulting in lower per unit costs. In addition, improved production throughput and lower scrap expense were partially offset by increases in the cost of petroleum-based raw materials. Indirect expenses primarily include indirect salaries for manufacturing support personnel including manufacturing engineering, quality and materials management, scrapped materials, freight, supplies and depreciation.
     Cost of products sold decreased $4.4 million, or 19%, to $18.1 million for 2005 compared to $22.5 million for 2004. As a percentage of net sales, cost of products sold increased to 38% of net sales in 2005 compared to 33% of net sales in 2004. The increase in cost of products sold as a percentage of net sales is mainly attributable to lower sales levels and increased one time and recurring costs associated with the relocation to our new headquarters and manufacturing facility.
Gross Margin
     Gross margin increased $13.6 million, or 46%, to $43.2 million for the year ended December 31, 2006 compared to $29.6 million for the year ended December 31, 2005. As a percentage of net sales, gross margin increased to 64% for the year ended December 31, 2006 compared to 62% for the year ended December 31, 2005. The increase in gross margin was due to the lower cost of sales per unit from the improved leverage of indirect manufacturing expenses and improved production yields as discussed above.
     Gross margins for the year ended December 31, 2005 decreased $15.6 million, or 34%, compared to 2004. As a percentage of net sales, gross margin declined to 62% in 2005 from 67% in 2004. The decline in margin percentage is attributable to some production yield and labor utilization issues in the first half of 2005 and reduced sales levels allowing for less leverage of fixed manufacturing expenses.
Sales, General and Administrative Expenses
     For the years ended December 31, 2006, 2005 and 2004, sales, general and administrative expenses were comprised as follows (dollars in thousands):

	Year Ended December 31,				Year Ended December 31,
			$	%			$	%
	2006	2005	Change	Change	2005	2004	Change	Change
		(As restated)			(As restated)

Salaries and benefits	$5,791	$4,771	$1,020	21.4%	$4,771	$3,929	$842	21.4%
Legal expenses	4,282	4,004	278	6.9%	4,004	361	3,643	1009.1%
Professional, consulting and lobbying fees	5,020	4,936	84	1.7%	4,936	1,522	3,414	224.3%
Travel and meals	3,293	2,960	333	11.3%	2,960	1,916	1,044	54.5%
D&O and liability insurance	2,121	1,827	294	16.1%	1,827	1,111	716	64.4%
Depreciation and amortization	1,563	1,297	266	20.5%	1,297	320	977	305.3%
Stock-based compensation	808	—	808	100.0%	—	—	—	—
Other	6,803	6,688	115	1.7%	6,688	4,721	1,967	41.7%

Total	$29,681	$26,483	$3,198	12.1%	$26,483	$13,880	$12,603	90.8%

Sales, general and administrative expenses as a percentage of net sales	44%	56%			56%	21%

     Sales, general and administrative expenses were $29.7 million and $26.5 million for the years ended December 31, 2006 and 2005, respectively, representing an increase of $3.2 million, or 12% in 2006 compared to 2005. As a percentage of total net sales, sales, general and administrative expenses decreased to 44% for the year ended December 31, 2006 compared to 56% for same period in 2005, representing the improved leverage of the relatively fixed costs to the increase in net sales. The dollar increase for the year ended December 31, 2006 compared to the year ended December 31, 2005 is primarily due to a $1.0 million, or 21%, increase in salaries and benefits related to an increased headcount and employee bonuses and a $362,000 increase in legal, professional, consulting and lobbying fees associated with the continuing costs of defending against numerous litigation matters and our ongoing public relations and lobbying efforts to educate the public in regard to the safety and benefits of our products. In addition, we incurred $808,000 of stock-based compensation costs associated with our adoption of SFAS No. 123(R), effective January 1, 2006, D&O and liability insurance costs increased by $294,000 as a result of higher premiums due to increased coverage and depreciation and amortization expense increased $266,000 relating to our new facility and related equipment which were not placed into service until April 2005.
     Sales, general and administrative expenses increased $12.6 million, or 91%, to $26.5 million for the year ended December 31, 2005 compared to $13.9 million in the prior year. As a percentage of net sales, sales, general and administrative expenses increased to 56% for 2005 from 21% for 2004. The increases in 2005 are substantially attributable to the incremental costs incurred by us in order to defend against numerous litigation matters. Specifically, legal fees increased by $3.6 million, professional, consulting and lobbying costs increased by $3.4 million and related travel costs went up by $1.0 million. Approximately $870,000 of the increase in professional fees was due to costs incurred related to the implementation and testing of Section 404 Sarbanes-Oxley compliance. In addition to these incremental costs, depreciation and amortization went up by $977,000 associated with our new facility and related equipment and salaries and related benefits increased by $842,000 due to increased headcount. The remainder of the total increase in sales, general and administrative expenses in 2005 compared to 2004 was due to growth in various other expense items such as higher insurance premiums and increased charitable contributions, primarily to the TASER Foundation.
Research and Development Expenses
     Research and development expenses increased $1.1million, or 72%, to $2.7 million, for the year ended December 31, 2006 compared to $1.6 million for the year ended December 31, 2005. The increase is predominantly related to growth in salary, supplies and consulting costs to support our continuing efforts to develop new products such as the TASER C2 personal protector, the TASER Cam and the XREP (Extended Range Electro-Muscular Projectile). Additionally, we recorded $199,000 in research and development expenses related to stock-based compensation costs associated with our adoption of SFAS No. 123(R) in 2006.
     Research and development expenses for the year ended December 31, 2005 were $1.6 million, an increase of $750,000, or 91% compared to the prior year. The increase is predominantly related to salary related costs and production materials in the development of new products such as the TASERCAM and the TASER XREP.
Litigation Settlement Expenses.
     Litigation settlement expenses for the year ended December 31, 2006 represent $17.65 million recorded in the second quarter of 2006 as a result of an agreement in principle for the proposed settlement of our shareholder class action litigation and derivative lawsuits.
Interest Income
     Interest income increased $651,000, or 53%, to $1.9 million for the year ended December 31, 2006 compared to $1.2 million for the same period in 2005. The year over year increase is a function of the growth in our cash and investment balances and higher average yields on our investments. Our cash and investment accounts earned interest at an approximate average rate of 3.94% during the year ended December 31, 2006 compared to 2.71% during the year ended December 31, 2005, reflecting a more favorable interest rate environment. Our average outstanding cash, cash equivalent and investment balance was approximately $47.3 million in 2006 compared to $45.5 million in 2005.
     Interest income for the year ended December 31, 2005 was $1.2 million, an increase of $790,000, or 180%, compared to 2004. The increase is the result of maintaining higher investment balances for the entire year compared to only part of the year in 2004, combined with a slight increase in interest rates. Our average outstanding cash, cash equivalent and investment balance was $45.5 million in 2005 compared to $33.4 million in 2004.
Other Income and Expense
     We had no other income or expense items in the year ended December 31, 2006.
     For the year ended December 31, 2005, we had other expense of $60,000 compared to other income of $2,000 in the prior year. The increased expense in 2005 primarily relates to a loss on disposition of property and equipment from our previous leased facility following the move into our new corporate headquarters and manufacturing facility in April 2005.

Income Taxes
     The provision for income taxes decreased by $2.5 million from a $1.6 million expense for year ended December 31, 2005 to a benefit of $0.9 million for the year ended December 31, 2006. This change can be attributed to the loss before provision for income taxes of $5.0 million for the year ended December 31, 2006, which was generated by the shareholder litigation expense of $17.65 million recorded in the second quarter of 2006, compared to a pre tax income of $2.7 million in 2005. Our effective income tax rate for the year ended December 31, 2006 was (18.0)% compared to 60.9% for the year ended December 31, 2005. The change in the effective tax rate is because, as a result of the net loss before income taxes in 2006, we receive an income tax benefit compared to the provision for income taxes in 2005. Additionally, the non tax deductible items such as lobbying expenses reduced our effective tax benefit rate by 13.9% in 2006 whereas in 2005 they had the inverse effect, increasing our effective tax rate by 19.5%.
     The provision for income taxes for the year ended December 31, 2005 was $1.7 million, a decrease of $10.3 million compared to $12.0 million in the prior year. While the reduction in provision is the result of lower income before taxes, the effective tax rate increased to 60.9% for 2005 compared to 38.9% for 2004. The increase in the effective tax rate is primarily due to an increase in non tax deductible expenses such as lobbying costs which results in having a higher pretax income for tax purposes than book, driving up the provision for income taxes.
     During 2006, we did not tax effect the stock based compensation expense for tax purposes related to the exercise of stock options as a result of the adoption of SFAS No. 123(R). The benefit will be recorded when we are in a position to realize it with an offset to our taxes payable in future periods. The total unrecognized tax benefit related to the non-qualified disposition of stock options in 2006 was approximately $617,000. We received tax benefits of $2.1 million and $37.3 million from the exercise of stock options and subsequent sale of the underlying stock in 2005 and 2004, respectively. The net deferred tax asset as of December 31, 2006 was $28.2 million compared to $26.9 million at December 31, 2005.
Net Income (Loss)
     For the year ended December 31, 2006 we reported a net loss of $4.1 million compared to net income of $1.1 million for the year ended December 31, 2005, a negative change of $5.2 million. The decrease is a function of the increased gross margins derived from the growth in sales in 2006 offset by $17.65 million of shareholder litigation settlement expenses and the increases in sales, general and administrative and research and development expenses previously discussed. As a result, income per basic and diluted share decreased from $0.02 for the year ended December 31, 2005 to a loss of $0.07 for the year ended December 31, 2006.
     Net income for the year ended December 31, 2005 was $1.1 million, a decrease of $17.8 million or 94% compared to 2004. The decrease is primarily attributable to reduced sales levels and increased legal and professional fees as previously discussed. Income per basic share decreased $0.31 to $0.02 per share in 2005 compared to $0.33 per share in 2004. Income per diluted share also decreased $0.28 to $0.02 per share in 2005 compared to $0.30 per share in 2004.
Liquidity and Capital Resources
The following table presents selected financial information for each of the last three fiscal years (dollars in thousands):

	2006	2005	2004
		(As restated)

Cash, cash equivalents and short term investments	$22,331	$16,352	$31,959
Accounts receivable, net	10,068	5,422	8,460
Inventory	9,258	10,105	6,840
Working capital	37,814	34,663	51,101
Net cash provided by operating activities	7,482	1,068	30,304
Net cash used in investing activities	(3,556)	(191)	(46,791)
Net cash provided by (used in) financing activities	$(1,504)	$718	$15,366
Liquidity
     As of December 31, 2006, we had $22.3 million in cash, cash equivalents and short term investments, an increase of $6.0 million from the end of fiscal 2005. As of December 31, 2005, we had $16.4 million in cash, cash equivalents and short term investments, a decrease of $15.6 million from the end of fiscal 2004.

     As discussed in note 8 to the financial statements, in 2006 we reached an agreement to settle our shareholder class action and derivative lawsuits. The terms of the agreement call for us to pay approximately $12 million of cash, $4.1 million of which will be provided by insurance. In addition, we will make a final payment of $8 million of stock or cash at our discretion for the shareholder lawsuit and a payment of $1.75 million in stock for the derivative lawsuits. We made the initial payment of $12 million using existing cash balances of $7.9 million and insurance proceeds received of $4.1 million in December 2006 and expect to make the final payment during the first quarter of 2007 using existing cash balances and/or cash generated from operations. In addition, our Board has approved, in connection with the settlement, a stock repurchase of up to $10 million subject to stock market conditions and corporate considerations. During 2006, we repurchased 300,000 shares of our common stock for $2.2 million.
     Operating activities generated net cash of $7.5 million, $1.1 million and $30.3 million during 2006, 2005 and 2004, respectively.
     Net cash provided by operating activities in 2006 of $7.5 million was mainly attributable to our net loss of $4.1 million adjusted for the add back of certain non cash expense items including $9.75 million for the remaining unpaid net shareholder litigation settlement (total net settlement expenses of $17.65 million less the $7.9 million of our cash we paid for the first installment of the settlement in December 2006), depreciation and amortization expense of $2.1 million and stock based compensation expense of $1.1 million. Additionally, our deferred revenue balance increased by $1.6 million created by growth in sales of extended warranties, our inventory decreased by $0.8 million attributable to increased sales of finished goods and our ongoing efforts to reduce our investment in inventory on hand and our insurance proceeds receivable decreased by $0.6 million related to the receipt of insurance proceeds from early settlement with our insurance provider related to the Powers litigation. These increases to our net cash provided by operating activities were partially offset by an increase in accounts receivable of $4.6 million attributable to the increased sales levels in the fourth quarter of 2006 compared to 2005 and a net increase in deferred income taxes of $1.2 million substantially due to the additional net operating loss carryforwards generated in 2006.
     The decrease in cash flow from operating activities in 2005 when compared to 2004 was primarily related to the $17.8 million decrease in net income, a $9.2 million decrease in the cash benefit attributable to stock option exercises and changes in other operating assets and liabilities. Net cash provided by operating activities in 2005 of $1.1 million was mainly comprised of net income of $1.1 million, a reduction in accounts receivable of $3.0 million due to lower sales levels in the fourth quarter of 2005 compared to 2004, depreciation and amortization expense of $1.7 million and stock option tax benefits of $2.1 million. These were partially offset by an increased investment in inventory of $3.3 million created by reduced sales levels in 2005 and vendor buyouts of TASER-specific parts, a reduction in accounts payable and accrued liabilities of $2.1 million primarily due to differences in the timing of payments and increased prepaid and other assets of $1.2 million mainly created by higher prepaid insurance premiums.
     We used $3.6 million of cash in investing activities during the year ended December 31, 2006, compared to $0.2 million and $46.8 million for the same periods in 2005 and 2004, respectively. Net cash used in investing activities for the year ended December 31, 2006 was comprised of net increases in our investments of $1.5 million combined with $1.8 million in acquisitions of property and equipment, which mainly related to building improvements and production and office equipment. Net cash used by investing activities during 2005 was mainly the result of $7.8 million invested in property and equipment substantially all of which was attributable to the final stages of constructing our 100,000 square foot manufacturing and administrative facility in Scottsdale, Arizona and on the related production and computer equipment and furniture and fixtures for the new building. This was offset by net proceeds received of $7.7 million from the purchase and maturity of short and long term investments. Of the funds invested in 2004, $8.7 million was used for the construction of the aforementioned new facility and $1.7 million was used to purchase and install new computer equipment and software including a new ERP system. We also invested $35.3 million in short and long term investments during 2004.
     During the year ended December 31, 2006, we used $1.5 million of cash in financing activities, compared to $0.7 million and $15.4 million provided by financing activities for the same periods in 2005 and 2004, respectively. The $1.5 million of cash used by financing activities in 2006 was mainly comprised of the repurchase of 300,000 shares of or common stock for $2.2 million partially offset by proceeds from stock options exercised of $0.7 million. During 2005, $0.7 million was generated from the exercise of stock options. Of the $15.4 million generated from financing activities in 2004, $13.1 million resulted from the exercise of stock options and $2.5 million resulted from the exercise of warrants.
Capital Resources
     On December 31, 2006, we had total cash, cash equivalents and short term investments of $22.3 million and $0.1million of capital lease obligations outstanding.
     We negotiated a revolving line of credit on July 13, 2004, through a domestic bank. The total availability on the line is $10 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on June 30, 2008 and requires monthly payments of interest only. At December 31, 2006, there was a calculated availability of $7.6 million based on the defined borrowing base, which is based on our eligible accounts receivable and inventory. However, there was no outstanding balance under the line of credit at December 31, 2006, and no borrowings under the line as of the date of this filing.

     We believe that our balance of total cash and short term investments of $22.3 million as of December 31, 2006, together with cash expected to be generated from operations, will be adequate to fund our operations for at least the next 12 months including the final payment related to the shareholder litigation settlement. We expect our investment in accounts receivable, inventory and accounts payable to increase in 2007 in line with the anticipated growth in sales levels arising from both organic growth as well as the introduction of new products. Additionally, we expect to invest approximately $1.0 million in manufacturing equipment in 2007 related to the production of the TASER C2. As such, we may require additional resources to expedite manufacturing of new and existing technologies in order to meet possible demand for our products. Although we believe financing will be available at terms favorable to us, both through our existing credit lines and possible additional equity financing, there is no assurance that such funding will be available, or on terms acceptable to us.
Contractual Obligations
The following table outlines our future contractual financial obligations, in thousands, as of December 31, 2006:

		Less than			After
	Total	1 year	1—3 years	4—5 years	5 years

Capital Leases	$87	$50	$36	$—	$—
Shareholder litigation settlement	8,000	8,000	—	—	—

Total contractual cash obligations	$8,087	$8,050	$36	$—	$—

     As discussed in Note 8 to our financial statements, in 2006 we reached an agreement to settle our shareholder class action and derivative lawsuits. The terms of the agreement called for us to make an initial payment of approximately $12 million of cash and a final payment of $8 million of stock or cash at our discretion. We made the initial payment of $12 million using $7.9 million of existing cash balances and $4.1 million of insurance proceeds in December 2006 and expect to make the final payment of $8 million in the first quarter of 2007 using existing cash balances and/or cash generated from operations.
Off Balance Sheet Arrangements
     We had no off balance sheet arrangements as of December 31, 2006.
Critical Accounting Estimates
     We have identified the following accounting estimates as critical to our business operations and the understanding of our results of operations. The preparation of this annual report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The effect of these policies on our business operations is discussed below.
Standard Warranty Costs
     We warrant our products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective TASER unit for a fee. We track historical data related to returns and related warranty costs on a quarterly basis, and estimate future warranty claims by applying our four quarter average return rate to our product sales for the period. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of December 31, 2006, our reserve for warranty returns was $713,000 compared to an $852,000 reserve at December 31, 2005. Our reserve for warranty returns has decreased despite the growth in 2006 sales mainly as the result of continued improvements in our product manufacturing processes which, in turn, have decreased our product return rate. In the event that product returns under warranty differ from our estimates, changes to warranty reserves might become necessary.
Inventory
     Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost, which approximates the first-in, first-out (FIFO) method. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory was $223,000 at December 31, 2006 compared to $261,000 at December 31, 2005. The decrease in 2006 was primarily due to the write off of previously reserved inventories. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves might become necessary.
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

Valuation of Long-lived Assets
     We review long-lived assets, such as property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We utilize a two-step approach to testing long-lived assets for impairment. The first step tests for possible impairment indicators. If an impairment indicator is present, the second step measures whether the asset is recoverable based on a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our review requires the use of judgment and estimates. Management believes that no such impairments have occurred to date. However, future events or circumstances may result in a charge to earnings if we determine that the carrying value of a long-lived asset is not recoverable.
Income Taxes
     Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS No. 109, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carryforwards. We are currently under audit by the United States Internal Revenue Service for our 2004 fiscal year. The audit process has only recently begun and we are unable to determine the outcome of the process at this time. There can be no assurance that the final outcome of this audit will not have an adverse effect on our future operating results.
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
In preparing our financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As a result of the shareholder litigation settlement expense recorded in the second quarter of 2006, we have recorded a valuation allowance of $250,000 against our deferred tax assets for Arizona NOL’s as of December 31, 2006. We believe that, other than as previously described, as of December 31, 2006, based on our evaluation, no additional valuation allowance was deemed necessary as it is more likely than not that our net deferred tax assets will be realized. However, the deferred tax asset could be reduced in the near term if estimates of taxable income during the carryforward period are reduced.
Stock Based Compensation
     We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. We use the Black-Scholes-Merton option pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). We contracted with a third-party consultant who utilized our historical data to validate our assumptions for the 2006 option grants. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on our statements of operations. Refer to Note 2p to our financial statements for further discussion of how we determined our valuation assumptions.
Contingencies
     We are subject to the possibility of various loss contingencies including product related litigation, arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     We invest in a limited number of financial instruments, consisting principally of investments in high credit quality debt securities, denominated in United States dollars.
     We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS No. 115). All of the cash equivalents and marketable securities are treated as “held-to-maturity” under SFAS No. 115. Investments in fixed rate interest earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result we may suffer losses in principal if forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity,” no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost, which approximates fair value. As of December 31, 2006, we performed a sensitivity analysis on our fixed rate financial investments. According to our analysis, an increase in interest rates of 50 basis points would result in a decrease in the fair market values for these investments of approximately $35,000 and a decrease in interest rates of 50 basis points would result in an approximately $42,000 increase in fair market value.
     Additionally, we have access to a line of credit borrowing facility which bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. At December 31, 2006 the available borrowing under the line of credit was $7.6 million, and there was no amount outstanding under the line of credit. We have not borrowed any funds under the line of credit since its inception, however, should we need to do so in the future, such borrowings would be subject to adverse or favorable changes in the underlying interest rate.
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

Item 8. Financial Statements and Supplementary Data
TASER INTERNATIONAL, INC.
BALANCE SHEETS

	December 31,
	2006	2005
		(As restated)

Assets

Current assets:
Cash and cash equivalents	$18,773,685	$16,351,909
Short-term investments	3,557,289	—
Accounts receivable, net of allowance of $110,000 and $111,000 in 2006 and 2005, respectively	10,068,049	5,422,027
Inventory	9,257,746	10,105,336
Prepaids and other assets	2,164,002	2,840,030
Insurance settlement proceeds receivable	—	575,000
Deferred income tax asset	12,295,493	6,955,500

Total current assets	56,116,264	42,249,802

Long-term investments	25,477,574	27,548,120
Property and equipment, net	20,842,632	21,061,754
Deferred income tax asset	15,868,719	20,040,788
Intangible assets	1,532,500	1,340,783

Total assets	$119,837,689	$112,241,247

Liabilities and stockholders’ equity

Current liabilities
Current portion of capital lease obligations	$45,214	$43,111
Accounts payable and accrued liabilities	6,789,474	6,315,654
Current portion of deferred revenue	1,037,441	561,165
Deferred insurance settlement proceeds	509,067	476,515
Litigation Settlement Liabilities	9,750,000	—
Customer deposits	171,492	190,256

Total current liabilities	18,302,688	7,586,701

Capital lease obligations, net of current portion	30,974	76,188
Deferred revenue, net of current portion	1,975,489	839,983
Other liabilities	199,999	—

Total liabilities	20,509,150	8,502,872

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at December 31, 2006 and 2005	—	—

Common stock, $0.00001 par value per share; 200 million shares authorized; 61,939,974 and 61,938,654 shares issued and outstanding at December 31, 2006 and 2005, respectively	622	619
Additional paid-in capital	80,629,659	78,742,862
Treasury stock, 300,000 shares at December 31, 2006	(2,208,957)	—
Retained earnings	20,907,215	24,994,894

Total stockholders’ equity	99,328,539	103,738,375

Total liabilities and stockholders’ equity	$119,837,689	$112,241,247

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
	(As restated)

Net sales	$67,717,851	$47,694,181	$67,639,879

Cost of products sold:
Direct manufacturing expense	18,296,039	12,843,816	16,898,559
Indirect manufacturing expense (1)	6,242,751	5,252,470	5,556,937

Total cost of products sold	24,538,790	18,096,286	22,455,496

Gross margin	43,179,061	29,597,895	45,184,383

Sales, general and administrative expenses (1)	29,680,764	26,483,485	13,880,322
Research and development expenses (1)	2,704,521	1,574,048	823,593
Shareholder litigation settlement expense	17,650,000	—	—

Income (loss) from operations	(6,856,224)	1,540,362	30,480,468

Interest income	1,880,407	1,229,044	439,450
Interest expense	(7,281)	(4,208)	(1,485)
Other income (expense), net	(481)	(59,772)	2,309

Income (loss) before provision for income taxes	(4,983,579)	2,705,426	30,920,742
Provision (benefit) for income taxes	(895,900)	1,648,910	12,039,000

Net income (loss)	$(4,087,679)	$1,056,516	$18,881,742

Income (loss) per common and common equivalent shares
Basic	$(0.07)	$0.02	$0.33
Diluted	$(0.07)	$0.02	$0.30

Weighted average number of common and common equivalent shares outstanding
Basic	61,984,240	61,303,939	57,232,329
Diluted	61,984,240	63,556,246	62,319,590

(1)	Stock-based compensation was allocated as follows:

Indirect manufacturing expense	$131,086	$—	$—
Sales, general and administrative	808,341	—	—
Research and development expenses	199,418	—	—

	$1,138,845	$—	$—

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity

Balance, December 31, 2003	50,698,824	$507	$22,249,321	—	$—	$5,177,622	$27,427,450

Exercise of stock options	6,912,892	68	13,084,744	—	—	—	13,084,812
Exercise of private warrants	270,208	3	74,997	—	—	—	75,000
Exercise of public warrants	3,110,232	31	2,470,034	—	—	—	2,470,065
Stock options granted for payment of consulting fees	—	—	625,714	—	—	—	625,714

Income tax effect of stock options exercised	—	—	37,346,000	—	—	—	37,346,000
Net income	—	—				18,881,742	18,881,742

Balance, December 31, 2004	60,992,156	609	75,850,810	—	—	24,059,364	99,910,783
Opening adjustment to retained earnings (a)	—	—	—	—	—	(120,986)	(120,986)

Balance, December 31, 2004, as adjusted	60,992,156	609	75,850,810	—	—	23,938,378	99,789,797

Exercise of stock options	946,498	10	749,493	—	—	—	749,503

Income tax effect of stock options exercised	—	—	2,142,559	—	—	—	2,142,559

Net income	—	—	—	—	—	1,056,516	1,056,516

Balance, December 31, 2005 (As restated)	61,938,654	619	78,742,862	—	—	24,994,894	103,738,375

Exercise of stock options	301,320	3	747,952	—	—	—	747,955
Stock-based compensation expense	—	—	1,138,845	—	—	—	1,138,845
Purchase of treasury stock	(300,000)	—	—	300,000	(2,208,957)	—	(2,208,957)
Net loss	—	—	—	—	—	(4,087,679)	(4,087,679)

Balance, December 31, 2006	61,939,974	$622	$80,629,659	300,000	$(2,208,957)	$20,907,215	$99,328,539

(a)	Opening adjustment to the December 31, 2004 retained earnings balance represents the correction of historical methodology for the calculation of indirect manufacturing overhead costs and previously unrecorded adjustments related to cut-off errors primarily for legal and professional fees and the related income tax effects. (see Note 14). No restatement of the Company’s financial statements for the year ended December 31, 2004 was deemed necessary for these as the Company determined the amounts were immaterial to this period.
The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2006	2005	2004
	(As restated)

Cash Flows from Operating Activities:
Net income (loss)	$(4,087,679)	$1,056,516	$18,881,742
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	—	56,872	—
Depreciation and amortization	2,096,595	1,712,738	551,793
Provision for doubtful accounts	(830)	26,620	90,000
Provision for excess and obsolete inventory	85,329	117,000	36,027
Provision for warranty	442,195	1,293,657	361,058
Stock compensation expense	1,138,845	—	625,714
Deferred insurance settlement proceeds	(192,448)	(98,485)
Deferred income taxes	(1,167,924)	(525,503)	727,892
Stock option tax benefit	—	2,142,559	11,321,554
Change in assets and liabilities:
Accounts receivable	(4,645,192)	3,011,465	(3,145,779)
Inventory	762,261	(3,459,333)	(3,750,104)
Prepaids and other assets	676,028	(1,147,323)	(863,571)
Insurance settlement proceeds receivable	575,000	—	—
Accounts payable and accrued liabilities	256,625	(3,601,040)	4,654,004
Deferred revenue	1,611,782	393,871	897,487
Accrued litigation settlement	9,750,000	—	—
Other liabilities	199,999	—	—
Customer deposits	(18,764)	88,090	(83,637)

Net cash provided by operating activities	7,481,822	1,067,704	30,304,180

Cash Flows from Investing Activities:
Purchases of investments	(82,610,518)	(87,829,476)	(35,273,292)
Proceeds from investments	81,123,775	95,554,648	—
Purchases of property and equipment	(1,839,815)	(7,812,220)	(11,322,299)
Purchases of intangible assets	(229,375)	(104,066)	(195,397)

Net cash used in investing activities	(3,555,933)	(191,114)	(46,790,988)

Cash Flows from Financing Activities:
Payments under capital leases	(43,111)	(31,343)	(14,236)
Payments on notes payable	—	—	(250,000)
Repurchase of common stock	(2,208,957)	—	—
Proceeds from warrants exercised	—	—	2,545,065
Proceeds from options exercised	747,955	749,503	13,084,812

Net cash (used in) provided by financing activities	(1,504,113)	718,160	15,365,641

Net (Decrease) Increase in Cash and Cash Equivalents	2,421,776	1,594,750	(1,121,167)
Cash and Cash Equivalents, beginning of period	16,351,909	14,757,159	15,878,326

Cash and Cash Equivalents, end of period	$18,773,685	$16,351,909	$14,757,159

Supplemental Disclosure:
Cash paid for interest	$7,281	$103	$1,364
Cash (refunded) paid for income taxes — net	$229,424	$(19,627)	$(264,026)

Non Cash Transactions—
Insurance settlement proceeds receivable	$—	$575,000	$—
Property and equipment acquired under capital lease	$—	$146,000	$—
Property and equipment purchases in accounts payable	$—	$74,233	$—

Increase to deferred tax asset related to shares of stock obtained from the exercise of stock options (with a related increase to additional paid in capital of $0, $2,142,559 and $37,346,000 in 2006, 2005 and 2004, respectively)	$—	$—	$26,024,446
The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

1.	History and Nature of Organization
TASER International, Inc. (TASER or the Company) is a global leader in the development and manufacture of advanced electronic control devices designed for use in law enforcement, corrections, private security and personal defense. The Company was incorporated and began operations in Arizona in 1993 and reincorporated in the State of Delaware in January 2001. On May 11, 2001, the Company completed its initial public offering (IPO) of 800,000 units at a price of $13 per unit, consisting of one and one-half shares of common stock and one and one-half warrants, with each whole warrant entitling the holder to purchase one share of common stock. The net proceeds received, after the underwriting discount and financing costs, totaled approximately $8.4 million.
The Company develops and manufactures advanced electronic control devices. The Company’s products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. A person injured in a confrontation or otherwise in connection with the use of the Company’s products may bring legal action against the Company to recover damages on the basis of theories including personal injury, wrongful death, negligent design, defective product or inadequate warning. The Company is currently subject to a number of such lawsuits. The Company may also be subject to lawsuits involving allegations of misuse of its products. The Company has seen and expects to continue to see complaints filed against the Company alleging injuries resulting from the use of a TASER device. If successful, personal injury, misuse and other claims could have a material adverse effect on the Company’s operating results and financial condition. Although the Company carries product liability insurance, significant litigation could also result in a diversion of management’s attention and resources, negative publicity and an award of monetary damages in excess of its insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that the Company’s existing or any future litigation will not have a material adverse effect on the Company’s revenues, financial condition or financial results.
The Company’s deferred tax asset includes approximately $56.5 million in net operating loss carryforwards. Management believes the deferred tax asset is realizable; however, a valuation allowance may be recorded in the near term if estimates of future taxable income during the carryforward period are reduced.

2.	Summary of Significant Accounting Policies
     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.
a. Cash, Cash Equivalents and Investments
     Cash and cash equivalents include funds on hand and short-term investments with original maturities of three months or less. Short-term investments include securities generally having original maturities of 90 days to one year. Long-term investments include securities having original maturities of more than one year. The Company’s long-term investments are invested in federal agency mortgage-backed securities and are classified as held to maturity. These investments are recorded at amortized cost. See Note 3. The Company intends to hold these securities until maturity.
The Company’s cash and investment accounts earned interest at an approximate rate of 3.9% during 2006 and 2.7% in 2005. Included in the Company’s cash balances are deposits with its bank of $14.1 million which is in excess of the FDIC insurance coverage limit of $100,000. Management believes the risk of financial loss on the uninsured deposits is limited due to the quality of the financial institution.

NOTES TO FINANCIAL STATEMENTS — (Continued)
b. Inventory
     Inventories are stated at the lower of cost or market; cost is determined using the weighted average cost of raw materials which approximates the first-in, first-out (FIFO) method and manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on management’s best estimate after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors.
c. Property and Equipment
     Property and equipment are stated at cost net of accumulated depreciation. Additions and improvements are capitalized while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.
d. Impairment of Long-Lived Assets
     The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. In performing the review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and its eventual disposition. The amount of the impairment loss, if impairment exists, would be calculated based on the excess of the carrying amounts of the assets over their estimated fair value. No impairment losses were recorded in 2006 or 2005.
e. Customer Deposits
     The Company requires certain deposits in advance of shipment for certain customer sales orders. Customer deposits are recorded as a current liability on the accompanying balance sheet.
f. Revenue Recognition and Accounts Receivable
     The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. All of the Company’s sales are final and its customers do not have a right to return the product. Certain of the Company’s customers are charged shipping fees, which are recorded as a component of net sales. Sales taxes collected on sales is netted against government remittances and thus recorded on a net basis. Training revenue is recorded as the service is provided.
     Also included as a component of revenue is development funding provided by the Office of Naval Research (ONR), under a cost-plus fixed fee contract. Periodically, an invoice summarizing the reimbursable expenses is submitted to the ONR for payment. For contracts that are billed at completion, we record revenue on a percentage of completion basis. The payment request submitted by the Company to the ONR details the costs expensed in the period and adds a nominal contracted for profit. The total amount recognized for this work in the years ended December 31, 2006, 2005 and 2004 was $146,000, $435,000 and $12,000, respectively. The Company recognizes grant revenue when the performance milestones have been completed.
     The Company offers customers the right to purchase extended warranties on the ADVANCED TASER products and TASER X26 products. Revenue for warranty purchases is deferred at the time of sale, and recognized over the warranty period. The extended warranties range from one to four years. At December 31, 2006 and 2005, $2,933,000 and $1,233,000 was deferred under this program, respectively. In 2004 the Company began selling a private citizen version of its TASER X26 device, the X26c. This product comes with a certificate for a free training session. The Company is deferring the revenue associated with these trainings until such time as either the training has occurred or the certificate expires, which is 90 days after purchase by the end user. The Company has valued these one-on-one training sessions at their estimated fair value, which is the amount that the Company will pay the independent third party conducting the training. The Company also defers the recognition of revenue associated with background checks (at the cost of doing the background checks) that are done as part of the private citizen sales process until the background check is done and the private citizen purchases the product. The Company has also deferred recognizing revenue associated with the training for Federal Firearms Licensed dealers which will be trained as part of the distribution agreement signed in 2004. The Company will recognize this revenue as the training is provided. At December 31, 2006 and 2005, $80,000 and $168,000 was deferred under the X26 C program, respectively.
     Sales are typically made on credit and the Company generally does not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. These allowances represent our best estimates and are based on our judgment after considering a number of factors including third-party credit reports, actual payment history, cash discounts, customer-specific financial information and broader market and economic trends and conditions.

NOTES TO FINANCIAL STATEMENTS — (Continued)
g. Cost of Products Sold
     Cost of products sold represents manufacturing costs, consisting of materials, labor and overhead related to finished goods and components. Shipping costs incurred related to product delivery are also included in cost of products sold.
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
i. Advertising Costs
     The Company expenses advertising costs in the period in which they are incurred. The Company incurred advertising costs of approximately $437,000, $888,000 and $606,000 in 2006, 2005 and 2004, respectively. Advertising costs are included in sales, general and administrative expenses in the accompanying statements of operations.
j. Warranty Costs
     The Company warrants its products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective TASER unit for a fee. We also sell extended warranties for periods of up to four years after the expiration of the limited one year warranty. The Company tracks historical data related to returns and related warranty costs on a quarterly basis, and estimates future warranty claims by applying the estimated average return rate to the product sales for the period. Historically, the reserve amount is increased if the Company becomes aware of a component failure that could result in larger than anticipated returns from its customers. After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the ADVANCED TASER device for a fee of $75, and the TASER X26 for a prorated discounted price depending on when the product was placed into service. These fees are intended to cover the handling and repair costs and include a profit. A summary of changes in the warranty accrual, which is included in accrued liabilities in the accompanying balance sheets, for the years ended December 31 is as follows:

	2006	2005

Balance at Beginning of Period	$851,920	$457,914
Utilization of Accrual	(580,980)	(899,651)
Warranty Expense	442,195	1,293,657

Balance at End of the Period	$713,135	$851,920

k. Research and Development Expenses
     The Company expenses research and development costs as incurred. The Company incurred product development expense of approximately $2,705,000, $1,574,000 and $824,000 in 2006, 2005 and 2004, respectively.

NOTES TO FINANCIAL STATEMENTS — (Continued)
l. Income Taxes
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced through the establishment of a valuation allowance at the time, based upon available evidence, if it is more likely than not that the deferred tax assets will not be realized. Income tax-related interest and penalties are recorded as a component of the provision for income taxes.
m. Concentration of Credit Risk and Major Customers
     Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for bad debts totaled $110,000, $111,000 and $120,000 as of December 31, 2006, 2005 and 2004, respectively. Historically, we have experienced a very low level of write offs related to doubtful accounts.
     The Company sells primarily through a network of unaffiliated distributors. The Company also reserves the right to sell directly to the end user to secure the customer’s account balance. In 2006, one distributor represented 12% of total sales. No other customers exceeded 10% in 2006. There were no customers that exceeded 10% of total product sales in 2005. In 2004, the Company had three distributors that met or exceeded 10% of total sales; one of which represented 14% of sales, and two of which individually represented 10% of sales. No other customer exceeded 10% of product sales in 2004.
     At December 31, 2006, the Company had receivables from three customers comprising 17%, 11% and 10% of the aggregate accounts receivable balance. These customers are unaffiliated distributors of the Company’s products. At December 31, 2005, the Company had receivables from one customer comprising 12% of the aggregate accounts receivable balance. This customer is an unaffiliated distributor of the Company’s products.
     The Company currently purchases finished circuit boards and injection-molded plastic components from suppliers located in the United States. Although the Company currently obtains these components from single source suppliers, the Company owns the injection molded component tooling used in their production. As a result, management believes it could obtain alternative suppliers in most cases without incurring significant production delays. The Company also purchases small, machined parts from a vendor in Taiwan, custom cartridge assemblies from a proprietary vendor in the United States, and electronic components from a variety of foreign and domestic distributors. Management believes that there are readily available alternative suppliers in most cases who can consistently meet its needs for these components. The Company acquires most of its components on a purchase order basis and does not have long-term contracts with suppliers.
n. Financial Instruments
     The Company’s financial instruments include cash, accounts receivable, accounts payable and capital leases. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded value. Information about the fair value of the Company’s investments is included in Note 3.
o. Segment Information
     Management has determined that its operations are comprised of one reportable segment — the sale of advanced electronic control devices. For the years ended December 31, 2006, 2005 and 2004, sales by geographic area were as follows:

	2006	2005	2004

Sales by Geographic Area
United States	86%	87%	96%
Other Countries	14%	13%	4%

Total	100%	100%	100%

Sales to customers outside of the United States are denominated in U.S. dollars. All assets of the Company are located in the United States.

NOTES TO FINANCIAL STATEMENTS — (Continued)
p. Stock-Based Compensation
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). No stock-based compensation expense was recognized in the income statement for the years ended December 31, 2005 and 2004, as all options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted by SFAS No. 123, stock-based compensation was included as a pro forma disclosure in the notes to the Company’s financial statements for the years ended December 31, 2005 and 2004.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) using the modified prospective transition method. Under this transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value calculated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method.
     Total stock-based compensation expense recognized in the income statement for the year ended December 31, 2006 was $1,139,000 before income taxes, $874,000 of which was related to Incentive Stock Options (“ISO”s) for which no tax benefit is recognized. The total deferred tax benefit related to non-qualified stock options was approximately $99,000. As a result of the adoption of SFAS No. 123(R) the Company did not tax effect the stock based compensation expense for tax purposes related to the non-qualified disposition of ISOs exercised and sold. The benefit will be recorded when the Company is in a position to realize it with an offset to taxes payable in future periods. The total unrecognized tax benefit related to the non-qualified disposition of ISOs exercised and sold was approximately $617,000.
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
     The following table shows the effect on net income and basic and diluted earnings per share for the years ended December 31, 2005 and 2004 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.”

	For the Year Ended December 31,
	2005	2004
	(As restated)
	(In thousands)
Net income, as reported	$1,057	$18,882
Add: Total stock-based compensation included in net income as reported	—	626
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(5,880)	(8,773)

Pro forma net income (loss)	$(4,823)	$10,735

Net income (loss) per common share:
Basic, as reported	$0.02	$0.33
Basic, pro forma	$(0.08)	$0.19
Diluted, as reported	$0.02	$0.30
Diluted, pro forma	$(0.08)	$0.17

Basic	61,303,939	57,232,329
Diluted	63,556,246	62,319,590
Disclosure for the year ended December 31, 2006 is not presented because all stock based compensation expense is recognized in the financial statements in connection with the adoption of SFASNo.123(R).

NOTES TO FINANCIAL STATEMENTS — (Continued)
     SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (“BSM”) option valuation model, which incorporates various assumptions including volatility, expected life forfeiture rate and risk-free interest rates. The assumptions used for the years ended December 31, 2006, 2005 and 2004 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	2006	2005	2004

Weighted average / range of volatility	68%	102—106%	101—105%
Risk-free interest rate	4.8%	3.5%	3.0%
Dividend rate	0.0%	0.0%	0.0%
Expected life of options	3.5 years	1.5 to 3 years	1.5 to 3 years
     The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2006, expected stock price volatility is based on a combination of historical volatility of the Company’s stock and the one-year implied volatility of its traded option for the related vesting periods. Prior to the adoption of SFAS No. 123(R), expected stock price volatility was estimated using only historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company forfeiture rate for 2006 was calculated based on its historical experience of awards which ultimately vested.
     In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The Company has elected to adopt the “long form” method for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The “long form” method establishes the beginning balance of the additional paid-in capital pool related to the effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).
q. Income(Loss) Per Common Share
     The Company accounts for income (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic income per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted income per share reflects the potential dilution that could occur if outstanding stock options were exercised utilizing the treasury stock method. The calculation of the weighted average number of shares outstanding and earnings per share are as follows:

	Earnings Per Share
	For the Year Ended December 31,
	2006	2005	2004
		(As restated)

Numerator for basic and diluted earnings per share Net income (loss)	$(4,087,679)	$1,056,516	$18,881,742

Denominator for basic earnings per share — weighted average shares outstanding	61,984,240	61,303,939	57,232,329
Dilutive effect of shares issuable under stock options outstanding	—	2,252,307	5,087,261

Denominator for diluted earnings per share — adjusted weighted average shares outstanding	61,984,240	63,556,246	62,319,590

Net income (loss) per common share
Basic	$(0.07)	$0.02	$0.33
Diluted	$(0.07)	$0.02	$0.30
     Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. As a result of the net loss for the year ended December 31, 2006, 3,512,248 shares of potential dilutive securities were considered anti-dilutive and excluded from the calculation as their effect would have been to reduce the net loss per share. For the years ended December 31, 2005 and 2004, the effects of 536,486 and 187,820 stock options were excluded from the calculation of diluted income per share as their effect would have been anti-dilutive and increased the net income per share.

NOTES TO FINANCIAL STATEMENTS — (Continued)
r. Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (the FASB) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt the new requirements effective January 1, 2007. Management does not believe the adoption of FIN 48 will result in a material cumulative-effect adjustment.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined the effect on its financial statements, if any, of the adoption of SFAS 157, or if it will adopt the requirements prior to the first quarter of 2008.
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s financial statements.
s. Reclassifications
     Certain reclassifications were made to the 2005 amounts to conform to the 2006 presentation.

NOTES TO FINANCIAL STATEMENTS — (Continued)
3. Cash, cash equivalents and investments
     Cash and cash equivalents include funds on hand and short-term investments with original maturities of three months or less. Short-term investments include securities generally having original maturities of 90 days to one year. Long-term investments include securities having original maturities of more than one year. The Company’s long-term investments are invested in federal agency mortgage-backed securities, and are classified as held to maturity. These investments are recorded at amortized cost. The Company intends to hold these securities until maturity. The Company intends to reinvest the proceeds from maturing short and long term investments into securities with similar original maturities.
     The following is a summary of cash, cash equivalents and held-to-maturity securities as distributed by type at December 31:

	2006				2005
						Gross	Gross
		Gross Unrealized	Gross Unrealized			Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Cash	$14,130,112	$—	$—	$14,130,112	$6,387,796	$—	$—	$6,387,796
Government sponsored entity securities	33,678,436	3,756	(221,849)	33,460,343	37,512,233	22,887	(388,252)	37,146,868

	$47,808,548	$3,756	$(221,849)	$47,590,455	$43,900,029	$22,887	$(388,252)	$43,534,664

	December 31,
	2006	2005
Government sponsored entity securities reported as:
Cash equivalents	$4,643,573	$9,964,113
Short term investments	3,557,289	—
Long term investments	25,477,574	27,548,120

	$33,678,436	$37,512,233

The following table summarizes the contractual maturities of government sponsored entity securities at December 31:

	2006	2005

Less than 1 year	$22,694,186	$14,980,493
1-3 years	10,984,250	22,531,740

	$33,678,436	$37,512,233

The following table provides information about held-to-maturity investments with gross unrealized losses and the length of time individual investments have been in a continuous unrealized loss position at December 31, 2006:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Government sponsored entity securities	$5,610,806	$(12,185)	$24,282,055	$(209,664)	$29,892,861	$(221,849)
The unrealized losses on the Company’s investment in government sponsored entity securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by agencies of the U.S. Government and, accordingly it is expected that the securities would not be settled for a price less than the amortized cost of the investment. Since the decline in fair value was attributable to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2006.

NOTES TO FINANCIAL STATEMENTS — (Continued)
4. Inventory
Inventories consisted of the following at December 31:

	2006	2005
		(As restated)

Raw materials and work-in-process	$5,990,238	$8,054,683
Finished goods	3,490,709	2,311,403
Reserve for excess and obsolete inventory	(223,201)	(260,750)

Total Inventory	$9,257,746	$10,105,336

5. Property and Equipment
Property and equipment consist of the following at December 31:

	Estimated
	Useful Life	2006	2005

Land		$2,899,962	$2,899,962
Building	39 Years	13,537,095	13,170,716
Production Equipment	3-7 Years	2,873,826	2,147,271
Telephone Equipment	5 Years	297,618	297,618
Computer Equipment	3-5 Years	3,650,054	3,226,816
Furniture and Office Equipment	5-7 Years	1,745,712	1,500,368
Vehicles	5 Years	242,232	168,845

Total Cost		25,246,499	23,411,596
Less: Accumulated Depreciation		(4,403,867)	(2,349,842)

Net Property and Equipment		$20,842,632	$21,061,754

     Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $2,058,937, $1,670,339 and $512,668, respectively. Assets recorded under capital leases included in property and equipment were $146,000 of December 31, 2006 and 2005. Related accumulated amortization was $73,599 and $28,399 as of December 31, 2006 and 2005, respectively. Amortization expense for the years ended December 31, 2006, 2005 and 2004 related to capital leases was $45,200, $26,701 and $7,589, respectively.

NOTES TO FINANCIAL STATEMENTS — (Continued)
6. Intangible Assets
Intangible assets consist of the following at December 31:

		2006			2005
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets
TASER.com domain name	5 Years	$60,000	$60,000	$—	$60,000	$56,000	$4,000
Issued patents	4 to 15 Years	248,984	84,248	164,736	168,280	59,238	109,042
Issued trademarks	9 to 11 Years	15,434	2,200	13,234	14,198	695	13,503
Non compete agreement	7 Years	50,000	25,000	25,000	50,000	17,857	32,143

		374,418	171,448	202,970	292,478	133,790	158,688

Unamortized intangible assets
TASER Trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		429,530		429,530	282,095		282,095

		1,329,530		1,329,530	1,182,095		1,182,095

Total intangible assets		$1,703,948	$171,448	$1,532,500	$1,474,573	$133,790	$1,340,783

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $37,658, $42,399 and $39,125, respectively.
Estimated amortization for intangible assets with finite lives for the next five years and thereafter is as follows:

2007	$36,975
2008	36,975
2009	25,053
2010	16,899
2011	9,443
Thereafter	77,625

$202,970

7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities were comprised as follows at December 31:

	2006	2005
		(As restated)

Accounts payable	$4,554,203	$4,027,335
Accrued salaries and benefits	832,576	481,491
Accrued expenses	689,560	954,908
Accrued warranty expense	713,135	851,920

Total	$6,789,474	$6,315,654

NOTES TO FINANCIAL STATEMENTS — (Continued)
8. Commitments and Contingencies
a. Lease Obligations
The Company has entered into capital leases for various office equipment which are collateralized by the underlying equipment and bear interest at rates varying between 3.2% and 20.6%.
Future minimum lease payments under lease obligations are as follows for the years ending December 31:

2007	$50,391
2008	22,372
2009	8,362
2010	5,575
Thereafter	—

Total	$86,700
Less amount representing interest	(10,512)

Present value of minimum lease payments	76,188
Current portion of capital lease obligations	(45,214)

Capital lease obligations, net of current portion	$30,974

     The Company has entered into operating leases for various office space, storage facilities and equipment. Prior to moving to a new corporate and manufacturing facility in April 2005, the Company previously leased premises under an operating lease agreement which expired on December 31, 2005. The Company sub-leased a portion of these facilities for the time from which it vacated this facility through the expiration of the lease agreement and recorded $50,250 in related sublease income for the year ended December 31, 2005. The remaining operating lease for office equipment expired in 2006. Rent expense, net of sublease income under these operating leases for the years ended December 31, 2006, 2005 and 2004, was approximately $76,000, $265,000 and $340,000, respectively.
b. Purchase Commitments
     The Company has no significant purchase commitments outstanding at December 31, 2006.
c. Litigation
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

NOTES TO FINANCIAL STATEMENTS — (Continued)
     On October 11, 2006, the parties filed a joint Stipulation of Settlement and related documents, setting forth terms of settlement including, among other things, full releases of any and all related known or unknown claims among the plaintiff, plaintiff class and the defendants, and payment of $20 million from TASER for the benefit of the plaintiff class to be comprised of $12 million in cash (approximately $4.1 million to be provided from the Directors’ and Officers’ Liability Insurance policy), and $8 million in Company common stock valued as set forth in the Stipulation. At the Company’s election, the stock portion of the settlement may be funded with cash. On December 14, 2006, the Court entered an order, which among other things, approved preliminarily the Stipulation of Settlement, provided for notice of the Settlement, set forth for the submissions of objections to and exclusions from the Settlement, and set a final Settlement Hearing.
     Any settlement of the consolidated securities class actions is conditioned upon final approval by the Court and other factors. There is no assurance that the settlement will be completed on the terms set forth in the parties’ Stipulation of Settlement and related documents filed with the Court, or at all. In the event that a settlement occurs, it is expected that the consolidated securities class actions will be dismissed.
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
     On December 8, 2006, the parties filed with the Arizona District Court a joint Stipulation of Settlement and related documents, which set forth the terms of settlement of the Arizona District Court action, the Arizona Superior Court action and the Delaware Chancery Court action. Settlement terms include, among other things, the Company’s adoption of certain corporate governance provisions, settlement between the defendants and the Company’s insurance carrier, and the Company’s payment of plaintiffs’ attorneys’ fees in the amount of $1.75 million in Company common stock valued as set forth in the Stipulation. On December 13, 2006, the Arizona District Court entered an order, which among other things, approved preliminarily the Stipulation of Settlement, provided for notice of the Settlement, set forth for the submissions of objections to the Settlement, and set a final Settlement Hearing.
     Any settlement of the derivative actions is conditioned upon final approval by the Court and other factors. There is no assurance that the settlement will be completed on the terms set forth in the parties’ Stipulation of Settlement and related documents filed with the Court, or at all. In the event that a settlement occurs, it is expected that the derivative actions will be dismissed.
Proposed Class Action and Derivative Lawsuit Settlement
     The total litigation settlement expenses reflected in the income statement for the year ended December 31, 2006 are $17.65 million, which are net of insurance proceeds after legal fees. The terms of the agreement call for the Company to pay approximately $12 million of cash, $4.1million of which will be provided by insurance. In addition, the Company will make a final payment of $8 million of stock or cash at our discretion for the shareholder lawsuit and a payment of $1.75 million in stock for the derivative lawsuits. The Company made the initial payment of $12 million using existing cash balances of $7.9 million and insurance proceeds received of $4.1million in December of 2006 and expects to make the final payment in the first quarter of 2007 using existing cash balances and/or cash generated from operations. The Company has a remaining litigation settlement liability of $9.75 million at December 31, 2006 related to the final settlement of the shareholder and derivative lawsuits.

NOTES TO FINANCIAL STATEMENTS — (Continued)
Contract Litigation
     In March 2000, Thomas N. Hennigan, a sales representative for our products from late 1997 through early 2000, sued the Company and certain of our shareholders in the United States District Court, Southern District of New York. The Company previously sued him in February 2000 in the United States District Court for the District of Arizona, but had not served him with a copy of the complaint. After the New York case was dismissed in February 2001 for lack of personal jurisdiction, Mr. Hennigan brought a counterclaim in the United States District Court for the District of Arizona. Mr. Hennigan claimed the exclusive right to sell our products to many of the largest law enforcement, corrections, and military agencies in the United States. The trial started on August 31, 2005. At the conclusion of Hennigan’s case in chief, we made a motion to dismiss Hennigan’s case. The court issued a briefing schedule on our motion and the trial was suspended pending the court’s decision on our motion. On August 4, 2006 the Court issued an opinion and order dismissing with prejudice all of plaintiffs claims, except the Court set a briefing schedule for an alleged remaining nominal claim. On September 28, 2006, the court entered an order granting judgment for plaintiff in the amount of the nominal claim. In October 2006, we reached a settlement agreement under which plaintiff agreed not to appeal the court’s order and we agreed to pay plaintiff the nominal judgment and forego the Company’s claim for an award of attorneys’ fees as the prevailing party under an offer of judgment.
     In September 2004, the Company was served with a summons and complaint in the matter of Roy Tailors Uniform Co., Inc. v. TASER International in which the plaintiff alleges that it is entitled to commissions for disputed sales that were made to customers that are claimed to be plaintiff’s customers for which plaintiff is seeking monetary damages. Plaintiff failed to sign a distributor agreement with the Company and did not have distribution rights with the Company. On September 29, 2006, the case was dismissed without prejudice by stipulation of the parties.
Other Class Action Litigation
     In August 2005, the Company was served with a summons and complaint in the matter of Village of Dolton v. TASER International in which the plaintiff alleges that defendant misled the plaintiff about the safety of the TASER device when it purchased the TASER device and is seeking damages. The plaintiff is seeking to certify the lawsuit as a class action. We have filed an answer to the complaint and a motion to dismiss. In October 2005, we filed a declaration of the former chief of police for the Village of Dolton, which refutes many of the allegations made in the complaint and we filed a motion for sanctions. In October 2005, the Court issued an order partially granting our motion to dismiss, and denied the balance of the motions. In October 2006, the Company reached an agreement with the plaintiff to dismiss this lawsuit, the terms of which are subject to a confidentiality agreement. On November 8, 2006, the parties filed a stipulation of voluntary dismissal with prejudice.
Product Liability Litigation
     The Company is currently named as a defendant in 54 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers or during training exercises. Companion cases arising from the same incident have been combined into one for reporting purposes. In addition, 37 other lawsuits have been dismissed and are not included in this number. Two of the lawsuits that have been dismissed or judgment entered in favor of TASER, are on appeal. With respect to each of these pending 54 lawsuits, the following table lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. This table also lists those cases that were dismissed during the most recent fiscal quarter. Cases that were dismissed in prior fiscal quarters are not included in this table. In each of the pending lawsuits, the plaintiff is seeking monetary damages from the Company. The defense of each of these lawsuits has been submitted to our insurance carriers that maintained insurance coverage during these applicable periods and we continue to maintain product liability insurance coverage with varying limits and deductibles. Our product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $250,000 in per incident deductibles. We are defending each of these lawsuits vigorously.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Alvarado	4/2003	CA Superior Court	Wrongful Death	Jury Verdict for TASER
City of Madera	6/2003	CA Superior Court	Wrongful Death	Dismissed by Summary Judgment, Appeal Pending
Pierson, Maxine	11/2004	US District Court, CD CA	Wrongful Death	Dismissed With Prejudice
Glowczenski	10/2004	US District Court, ED NY	Wrongful Death	Discovery Phase
LeBlanc	12/2004	CA Superior Court, Los Angeles County	Wrongful Death	Discovery Phase
M. Elsholtz	12/2004	TX District Court	Wrongful Death	Discovery Phase
Washington	5/2005	US District Court, ED CA	Wrongful Death	Discovery Phase
Sanders	5/2005	US District Court ED CA	Wrongful Death	Discovery Phase
Fleming	5/2005	US District Court ED LA	Wrongful Death	Dismissed With Prejudice
Woolfolk	6/2005	US District Court MD FL	Wrongful Death	Dismissed Without Prejudice
Graff	9/2005	US District Court, AZ	Wrongful Death	Discovery Phase
Holcomb	9/2005	US District Court, ND OH	Wrongful Death	Dismissed with Prejudice
Tucker	10/2005	US District Court, NV	Wrongful Death	Discovery Phase
Heston	11/2005	US District Court, ND CA	Wrongful Death	Discovery Phase
Rosa	11/2005	US District Court, ND CA	Wrongful Death	Discovery Phase
Gosserand	10/2005	US District Court, ED LA	Wrongful Death	Dismissed by Summary Judgment
O’Donnell/Hasse	11/2005	Circuit Court, Cook County, IL	Wrongful Death	Dismissed by Summary Judgment
Yeagley	11/2005	Hillsborough County Circuit Court, FL	Wrongful Death	Discovery Phase
Neal-Lomax	12/2005	US District Court, NV	Wrongful Death	Discovery Phase
Yanga Williams	12/2005	Gwinnett County State Court, GA	Wrongful Death	Discovery Phase
Mann	12/2005	US District Court, ND GA, Rome Div	Wrongful Death	Discovery Phase
King	12/2005	US District Court, MD FL, Jacksonville	Wrongful Death	Dismissed with Prejudice
Robert Williams	1/2006	US District Court, TX	Wrongful Death	Case Stayed
Lee	1/2006	Davidson County, TN Circuit Court	Wrongful Death	Discovery Phase, Trial Scheduled for June 2008.
Zaragoza	2/2006	CA Superior Court, Sacramento County	Wrongful Death	Discovery Phase
Tapia	4/2006	CA Superior Court, Los Angeles County	Wrongful Death	Discovery Phase, Trial Scheduled for 8/2007
Kinkle	6/2006	US District Court, ND MS	Wrongful Death	Dismissed With Prejudice
Nunez	6/2006	72 nd District Court, Lubbock County, TX	Wrongful Death	Discovery Phase
Bagnell	7/2006	Supreme Court for British Columbia, Canada	Wrongful Death	Discovery Phase
Salazar	7/2006	Maricopa County Superior Court, AZ	Wrongful Death	Discovery Phase
Gillson	7/2006	US District Court, NV	Wrongful Death	Discovery Phase
Hollman	8/2006	US District Court, ED NY	Wrongful Death	Discovery Phase
Oliver	9/2006	US District Court, MD FL, Orlando	Wrongful Death	Discovery Phase
Teran/LiSaola	10/2006	CA District Court	Wrongful Death	Discovery Phase
Short, Rhonda	10/2006	US District Court, ND TX, Forth Worth	Wrongful Death	Discovery Phase
Fernandez	11/2006	US District Court, ND CA	Wrongful Death	Discovery Phase
Brown	12/2006	15th Judicial District Court, Lafayette Parish, LA	Wrongful Death	Discovery Phase
Moreno	12/2006	CA Superior Court, Los Angeles County (Companion to LeBlanc Litigation)	Wrongful Death	Discovery Phase
Augustine	1/2007	11th Judicial Circuit Court, Miami-Dade County, FL	Wrongful Death	Discovery Phase
Nunez	1/2007	US District Court, ND TX, Amarillo (Companion to TX State Court lawsuit)	Wrongful Death	Complaint Served
Smith	2/2007	Civil District Court, Orleans Parish, LA	Wrongful Death	Complaint Served
Pierson, Preston	2/2007	Superior Court of CA, San Bernardino County	Wrongful Death	Complaint Served
Son Thompson	3/2007	US District Court, MD FL, Ft. Myers	Wrongful Death	Complaint Served

NOTES TO FINANCIAL STATEMENTS — (Continued)

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Powers	11/2003	AZ Superior Court	Training Injury	Verdict for TASER, Appeal Pending
Cook	8/2004	NV District Court	Training Injury	Discovery Phase
J.J	7/2005	FL Circuit Court	Training Injury	Discovery Phase
J.B	7/2005	FL Circuit Court	Training Injury	Discovery Phase
Howard	8/2005	AZ Superior Court	Training Injury	Dismissed with Prejudice
Wagner	8/2005	AZ Superior Court	Training Injury	Dismissed with Prejudice
Gerdon	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Gallant	8/2005	AZ Superior Court	Training Injury	Dismissed with Prejudice
Herring	8/2005	Circuit Court of City of St. Louis, MO	Training Injury	Discovery Phase, Trial Scheduled for 9/2007
Stewart	10/2005	Circuit Court for Broward County, FL	Training Injury	Discovery Phase
Lewandowski	1/2006	US District Court, NV	Training Injury	Partial Motion to Dismiss Granted, Discovery Phase
Peterson	1/2006	US District Court, NV	Training Injury	Discovery Phase
Husband	3/2006	British Columbia Supreme Court, Canada	Training Injury	Discovery Phase
Wright	4/2006	US District Court, SD OH, Cincinatti	Training Injury	Discovery Phase, Trial Scheduled for 12/2007
Richthofen	7/2006	22 nd Judicial District Court, St. Tammany Parish, LA	Training Injury	Discovery Phase
Wilson	8/2006	US District Court, ND GA	Training Injury	Discovery Phase
Gray	8/2006	Second Judicial District, Davis County, Utah	Training Injury	Dismissed with Prejudice
Diamond	8/2006	Circuit Court, Douglas County, Oregon	Training Injury	Discovery Phase
Cuckovic	8/2006	Circuit Court, McDonald County, Missouri	Personal Injury	Discovery Phase
Cosby	8/2004	US District Court, SD NY	Injury During Arrest	Dismissed by Summary Judgment
Bynum	10/2005	US District Court SD NY	Injury During Arrest	Discovery Phase
Lopez	11/2005	US District Court, ND IL Eastern Div	Injury During Police Call	Discovery Phase
Bellemore	2/2006	AZ Superior Court	Injury During Arrest	Discovery Phase
Wieffenbach	6/2006	Circuit Court of 12 th Judicial District, Will County, Il	Injury During Arrest	Discovery Phase
Cruz	7/2006	CA Superior Court, Los Angeles County	Injury During Arrest	Discovery Phase
Turner	8/2006	US District Court, CD, CA	Injury During Arrest	Dismissed with Prejudice
Molina	9/2006	US District Court, ND West Virginia	Injury During Detention	Discovery Phase
Short, Harvey	10/2006	US District Court, SD West Virginia	Injury During Arrest	Complaint Served
Payne	10/2006	Circuit Court of Cook County, Illinois	Injury During Arrest	Discovery Phase
Powell	12/2006	US District Court, ND IL, Eastern Division	Injury During Arrest (3rd Party Complaint against TASER)	Complaint Served
     In December 2005, the Company received a defense verdict in the Samuel Powers v. TASER International personal injury case. As part of its legal strategy to aggressively defend these cases, the Company entered into a settlement agreement with its own insurance provider in order to prevent its insurance provider from settling the case with the plaintiff. Under the terms of the settlement, the Company received $575,000 from its liability insurance provider associated with a settlement and release agreement and the Company assumed all future potential liability and costs from and after the date the settlement and release agreement was signed. After offsetting approximately $149,000 in legal expenses to defend and win the trial, the Company has recorded the remaining balance of approximately $426,000 as deferred insurance settlement proceeds on its balance sheet. This deferred income will be used to cover any costs through all appeals and the remaining balance if any will be recorded as “other income” when final resolution is completed. During the years ended December 31, 2006 and 2005, the Company expended approximately $51,000 and $98,000, respectively, in connection with the appeal and reduced the deferred amount by these costs.
     In November 2006, the Company received a defense verdict in the Alvarado v. Taser International in-custody death case. In September 2006, as part of its legal strategy to aggressively defend these cases, the Company entered into a settlement agreement with its own insurance provider in order to prevent its insurance provider from settling the case with the plaintiff. Under the terms of the settlement, the Company received $225,000 from its liability insurance provider associated with a settlement and release agreement and the Company assumed all future potential liability and costs from and after the date the settlement and release agreement was signed. The Company has recorded the $225,000 as deferred insurance settlement proceeds on its balance sheet. This deferred income will be used to cover any costs through all appeals and the remaining balance if any will be recorded as “other income” when final resolution is completed. During the year ended December 31, 2006, the Company expended approximately $142,000 in connection with the trial and appeal and reduced the deferred amount by these costs.

NOTES TO FINANCIAL STATEMENTS — (Continued)
Other Litigation
     In January 2005, we filed a complaint in U.S. District Court for the Western District of North Carolina against Stinger Systems, Inc. and Robert Gruder alleging false advertising and a violation of the Lanham Act which relates to trademark violations. The defendants have filed a counterclaim against the Company alleging defamation. This case settled pursuant to a confidentiality agreement and was dismissed in December 2006.
     In February 2005, we filed a complaint in Superior Court for Maricopa County against Thomas G. Watkins III, our former patent attorney, for declaratory judgment, breach of fiduciary duty, constructive fraud, and breach of contract. Mr. Watkins originally filed patent applications on our behalf as our patent attorney for inventions utilized in the TASER X26 device in February and May 2003. In each patent application he filed a declaration stating that Magne Nerheim, our employee, was the sole inventor. These patent applications have been granted and patents have been issued for both applications as U.S. Patent No. US 7,145,762 and U.S. Patent No. US 7,102,870. Mr. Nerheim assigned his interest in these patents to us. In December 2004, Mr. Watkins informed us that he now felt that he was the inventor of a portion of this invention. We vigorously dispute his claim and we believe that we are the sole owner of this invention. On February 14, 2006, U.S. Patent No. US 6,999,295 entitled “Dual Operating Mode Electronic Disabling Device For Generating A Time-Sequenced, Shaped Voltage Output Waveform” was issued to named inventors Thomas G. Watkins, III and Mr. Nerheim. Mr. Nerheim assigned his interest in this patent to us. This patent covers a portion of the technology utilized in the TASER X26 device. This patent was applied for by Mr. Watkins without our knowledge or consent. Since we are a joint owner of this patent, this patent will not restrict us from manufacturing and selling the TASER X26 device. We have other patent applications pending that cover inventions contained in this patent. In March 2006, the Court issued a temporary restraining order and a preliminary injunction preventing Mr. Watkins from selling, assigning, transferring or licensing this patent to a third party during the duration of this litigation. On August 2, 2006, the Court issued an order granting our motion for partial summary judgment on liability, leaving open the matter of remedies and other residual issues for resolution in subsequent proceedings. We filed a motion for summary judgment in January 2007 requesting an equitable assignment or constructive trust of Mr. Watkins interest in U.S. Patent No. US 6,999,295, which motion was granted by the Court in March 2007. On February 5, 2007, the Disciplinary Commission of the Supreme Court of Arizona recommended that Mr. Watkins be disbarred as a result of his conduct in this matter.
     In November 2005 and April 2006, we filed lawsuits in Marion County Circuit Court, Indiana and in Fairfax County Circuit Court, Virginia, respectively, against James Ruggieri for defamation, product disparagement, intentional interference with a business relationship, Lanham Act violations and tortuously affecting the fairness and integrity of litigation as an adverse third-party witness. Mr. Ruggieri has counterclaimed for defamation and infliction of distress. In October 2006, we reached a settlement agreement with Mr. Ruggieri and a dismissal was entered in this litigation.
     In December 2005, we filed a lawsuit in Vigo County, Indiana, Superior Court against Roland M. Kohr for defamation, product disparagement, Lanham Act violations, tortuously affecting the fairness and integrity of litigation as an adverse third-party witness, and intentional interference with a business relationship. Dr. Kohr was the medical examiner and expert witness in the James Borden wrongful death litigation, which litigation was dismissed with prejudice. This case is in the discovery phase and no trial date has been set.
     In June 2006, we filed a lawsuit in U.S. District Court for the Central District of California against Bestex Company, Inc. for patent infringement, false patent marking, unfair competition and breach of written contract. Bestex filed a counterclaim for unfair competition and false advertising. Both parties filed motions for summary judgment, which motions were granted and the matter was resolved on those motions before the Court in January 2007.
     In November 2006, we filed a lawsuit against the Chief Medical Examiner of Summit County, OH, in the Court of Common Pleas of Summit County Ohio, to correct erroneous cause of death determinations relating to the autopsy reports prepared by medical examiner, Dr. Lisa Kohler, which associate the TASER device as being a contributing factor in the deaths of Richard Holcomb and Dennis Hyde. We asked the Court to order a hearing on the appropriate causes of death of Mr. Hyde and Mr. Holcomb, and to order changes in the medical examiner’s cause of death determinations for both Mr. Hyde and Mr. Holcomb removing all references to any TASER device causing or contributing to the causes of death for Mr. Hyde or Mr. Holcomb. Defendant filed a motion to dismiss for lack of standing and that motion was denied by the Court in January 2007. This case is in the discovery phase.
     In January 2007, we filed a lawsuit in the U.S. District Court for Arizona against Stinger Systems, Inc. alleging patent infringement, patent false marking, and false advertising. Defendant filed an answer but discovery has not yet begun and no trial date has been set.
General
     From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. We intend to pursue and defend any lawsuit filed against or by the Company vigorously. Although we do not expect the outcome in any individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition. The Company may settle a lawsuit in situations where a settlement can be obtained for nuisance value and for an amount that is expected to be less than the cost of defending a lawsuit. Due to the confidentiality of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not identify or comment on which lawsuits have been settled or the amount of any settlement.

NOTES TO FINANCIAL STATEMENTS — (Continued)
d. Employment Agreements
The Company has employment agreements with its Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice President of Research and Development and Vice President and General Counsel. The Company may terminate the agreements with or without cause. Should the Company terminate the agreements without cause, or upon a change of control of the Company or death of the employee, the employees are entitled to additional compensation. Under these circumstances, these officers and employees may receive the amounts remaining under their contracts upon termination, which would total $1,034,000 in the aggregate at December 31, 2006.
9. Income Taxes
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
		(As restated)
Deferred income tax assets
Net operating loss carryforward	$21,677,987	$25,479,543
Reserves and accruals	4,906,310	1,042,452
Non-employee stock option expense	311,363	310,637
Non-qualified stock option expense	99,315	—
Capitalized R&D	1,405,798	543,849
Charitable contributions	326,961	204,580
Alternative minimum tax carryforward	276,212	40,355

Deferred income tax assets	29,003,946	27,621,416

Deferred income tax liabilities
Depreciation	(537,237)	(583,512)
Amortization	(52,497)	(41,616)

Deferred income tax liabilities	(589,734)	(625,128)

Net deferred income tax assets before valuation allowance	28,414,212	26,996,288
Less: Valuation allowance	(250,000)	—

Net deferred income tax assets	$28,164,212	$26,996,288

Reported as:
Current deferred tax assets	$12,295,493	$6,955,500
Long-term deferred tax assets	15,868,719	20,040,788

	$28,164,212	$26,996,288

     During the year ended December 31, 2006, the Company utilized approximately $9.8 million of its net operating loss carry forwards (“NOL’s”) for federal income tax purposes resulting in approximately $56.5 million of NOL’s remaining at December 31, 2006. The Company’s federal NOL carryforward expires in 2024.
     In preparing the Company’s financial statements, management has assessed the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including the Company’s operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining the Company’s provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As a result of the shareholder litigation settlement expense recorded in the second quarter of 2006, the Company has recorded an additional valuation allowance of $250,000 against its deferred tax assets for Arizona NOL’s as of December 31, 2006. Management believes that, other than as previously described, as of December 31, 2006, based on an evaluation and projections of future sales and profitability, no other valuation allowance was deemed necessary as management concluded that it is more likely than not that the Company’s net deferred tax assets will be realized. However, the deferred tax asset could be reduced in the near-term if estimates of future taxable income during the carryforward period are reduced.
     The Company is currently under audit by the United States Internal Revenue Service for its 2004 fiscal year. The audit process has only recently begun and the Company is unable to determine the outcome of the audit process at this time. There can be no assurance that the final outcome of this audit will not have an adverse effect on the Company’s future operating results.

NOTES TO FINANCIAL STATEMENTS — (Continued)
Significant components of the provision (benefit) for income taxes are as follows:

	For the Year Ended December 31,
	2006	2005	2004
		(As restated)

Current
Federal	$235,863	$1,985,212	$9,773,679
State	36,161	189,201	1,537,429

Total Current	272,024	2,174,413	11,311,108

Deferred
Federal	(1,292,900)	(523,441)	627,985
State	124,976	(2,062)	99,907

Total Deferred	(1,167,924)	(525,503)	727,892

Provision (benefit) for Income Taxes	$(895,900)	$1,648,910	$12,039,000

A reconciliation of the Company’s effective income tax rate to the federal statutory rate follows:

	For the Year Ended December 31,
	2006	2005	2004

Federal statutory rate	(35.0)%	35.0%	35.0%
State tax, net of federal benefit	(3.4)%	3.4%	3.4%
Nondeductible lobbying expenses and other permanent differences	13.9%	19.5%	0.5%

Change in valuation allowance	5.0%	0.0%	0.0%
Other	1.5%	0.0%	0.0%

Effective income tax rate	(18.0)%	57.9%	38.9%

10. Line of Credit
     The Company entered into a line of credit agreement on July 13, 2004. The agreement has a total availability of $10 million. The line is secured primarily by the Company’s accounts receivable and inventory and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The availability under this line is computed on a monthly borrowing base, which is based on the Company’s eligible accounts receivable and inventory. The line of credit matures on June 30, 2008 and requires monthly payments of interest only. At December 31, 2006, the available borrowing under the existing line of credit was $7.6 million, and there was no amount outstanding under the line of credit. There were no borrowings under the line during the year ended December 31, 2006.
     The Company’s agreement with the bank requires the Company to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage. At December 31, 2006, the Company was in compliance with all covenants.
11. Stockholders’ Equity
a. Common Stock and Preferred Stock
     Concurrent with its re-incorporation in Delaware in February 2001, the Company adopted a certificate of incorporation and authorized the issuance of two classes of stock designated as “common stock” and “preferred stock,” each having a par value of $0.00001 per share. The number of shares the Company is authorized to issue is 50 million shares of common stock and 25 million shares of preferred stock.

NOTES TO FINANCIAL STATEMENTS — (Continued)
     On August 26, 2004, the Company held a special meeting of stockholders to amend its Certificate of Incorporation to increase the authorized shares of common stock to 200 million shares.
     On January 14, 2004, the Company announced a three-for-one stock split in the form of a stock dividend. Under the terms of the stock split, the Company’s shareholders of record as of January 26, 2004 received two shares of common stock for every one share of common stock held on that date, effective February 11, 2004.
     On April 6, 2004, the Company announced a two-for-one stock split in the form of a stock dividend. Under the terms of the stock split, the Company’s shareholders of record as of April 15, 2004 received one share of common stock for every one share of common stock held on that date, effective April 29, 2004.
     On November 4, 2004, the Company announced a two-for-one stock split in the form of a stock dividend. Under the terms of the stock split, the Company’s shareholders of record as of November 15, 2004 received one share of common stock for every one share of common stock held on that date, effective November 29, 2004.
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
c. Stock Option Plans
     The Company has historically issued stock options to various equity owners and key employees as a means of attracting and retaining quality personnel. The option holders have the right to purchase a stated number of shares at the market value on the grant date. The options issued under the Company’s 1999 Stock Option Plan (the “1999 Plan”) generally vest over a three-year period. The options issued under the Company’s 2001 Stock Option Plan (the “2001 Plan”) generally vest over a three-year period. The options issued under the Company’s 2004 Stock Option Plan (the “2004 Plan”) generally vest over a three-year period, however a number of options issued under this plan within fiscal 2005 had vesting terms of one year. The shares issuable under each of the plans were registered on Form S-8 with the United States Securities and Exchange Commission. The total number of shares registered under these plans were 9,952,500 under the Company’s 1999 Plan, and 6,600,000 under the 2001 Plan, and 6,800,000 under the 2004 Plan. These plans provide for officers, key employees and consultants to receive nontransferable stock options to purchase an aggregate of 23,352,500 shares of the Company’s common stock. As of December 31, 2006, 5,340,411 options are remaining for future grants.
     During 2004, the Company granted options to consultants at an exercise price equal to or greater than the value of the common stock on the date of grant. The options vested over a one-year period. The total compensation cost associated with the options granted to consultants in 2004 was $625,714.

NOTES TO FINANCIAL STATEMENTS — (Continued)
     A summary of the Company’s stock options, adjusted for stock splits in the form of stock dividends, at December 31, 2006, 2005 and 2004 and for the years then ended is presented in the table below:

	2006		2005		2004
		Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Options outstanding, beginning of year	6,161,933	$4.92	5,644,518	$3.19	10,283,808	$0.91
Granted	192,038	$8.66	1,550,297	$9.00	2,451,260	$8.94
Exercised	(301,320)	$2.48	(946,498)	$0.99	(6,912,892)	$1.85
Expired/terminated	(150,469)	$6.29	(86,384)	$6.78	(177,658)	$2.90

Options outstanding, end of year	5,902,182	$5.13	6,161,933	$4.92	5,644,518	$3.19

Exercisable at end of year	5,608,322	$4.88	5,538,047	$4.87	2,898,472	$4.25

Options available for grant at end of year	5,340,411		5,381,980		6,832,750

Weighted average fair value of options granted during the year		$4.49		$4.71		$4.42
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2006:

	Options Outstanding			Options Exercisable
			Weighted Average
		Weighted	Remaining		Weighted
	Number	Average	Contractual	Number	Average
Range of Exercise Price	Outstanding	Exercise Price	Life Life	Exercisable	Exercise Price

$0.28 — $0.99	1,308,180	$0.36	5.8	1,308,180	$0.36
$1.03 — $2.41	1,688,532	$1.54	2.6	1,688,532	$1.55
$5.89 — $9.65	2,412,998	$8.08	7.1	2,207,038	$8.07
$10.10 — $19.76	427,172	$14.35	7.7	348,070	$14.70
$20.12 — $29.98	65,300	$23.86	7.3	56,502	$23.60

$0.28 — $29.98	5,902,182	$5.13	5.6	5,608,322	$4.88

     At December 31, 2006 the Company had 293,860 unvested options outstanding with a weighted average exercise price of $9.94 and weighted average remaining contractual life of 8.9 years. Of the unvested options outstanding, the Company expects that 290,128 options will ultimately vest based on its historical experience.
     The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 was $20.2 million. The aggregate intrinsic value of unvested options at December 31, 2006 was $53,000. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $7.61 as of December 31, 2006, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $1.9 million, $7.9 million and $97.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.3 million, which is expected to be recognized over a weighted average period of approximately 11 months. The total fair value of options vested was approximately $14.1 million, $13.1 million and $5.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTES TO FINANCIAL STATEMENTS — (Continued)
12. Related Party Transactions
Aircraft charter
     Prior to 2006, the Company chartered an aircraft for business travel from Four Futures Corporation (“Four Futures”), which is wholly-owned by Thomas P. Smith, President of the Company, and his family. Beginning in 2006, the Company began reimbursing Thomas P. Smith for business use of his personal aircraft. For the year ended December 31, 2006, the Company incurred expenses of approximately $487,000 to Thomas P. Smith and Four Futures. For the years ended December 31, 2005 and 2004, the Company incurred expenses of approximately $434,000 and $154,000, respectively, to Thomas P. Smith and Four Futures. Any personal use of the aircraft by Mr. Smith prior to 2006 was billed to Four Futures for reimbursement. At December 31, 2006 and December 31, 2005, the Company had outstanding payables of approximately $36,000 and $67,000, respectively to Thomas P. Smith, and no amounts due from Thomas P. Smith or Four Futures. The Company believes that the rates charged by Mr. Smith or Four Futures are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
     Prior to 2006, the Company also chartered an aircraft for business travel from Thundervolt, LLC (“Thundervolt”), which is wholly owned by Patrick W. Smith, Chief Executive Officer of the Company, and Phillips W. Smith, Chairman of the Company’s Board. During January 2006, the Company ceased the charter of this aircraft. For the years ended December 31, 2005 and 2004, the Company incurred charter expenses of approximately $419,000 and $191,000, respectively, to Thundervolt. Any personal use of the aircraft by Patrick, Phillips or Thomas Smith was billed to Thundervolt, or directly to the individual, for reimbursement. For the year ended December 31, 2005, the Company billed approximately $470,000 to Thundervolt, Patrick W. Smith, Phillips W. Smith and Thomas P. Smith for personal use of the aircraft. No amounts were billed for personal use in 2004. The Company believes that the rates charged by Thundervolt were equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
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
TASER Foundation
     In November 2004, the Company established the TASER Foundation. The TASER Foundation is an Internal Revenue Code Section 501(c)(3) non-profit corporation and has been granted tax exempt status by the IRS. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Daniel M. Behrendt, an officer of the Company, serves on the Board of Directors of the TASER Foundation. Patrick W. Smith and Thomas P. Smith resigned from the Board of Directors of the TASER Foundation in January 2006. Over half of the initial $1 million endowment was contributed directly by the Company’s employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the years ended December 31, 2006, 2005 and 2004, the Company incurred approximately $228,000, $119,000 and $32,000, respectively, in such administrative costs. For the years ended December 31, 2006 and 2005, the Company contributed $275,000 and $325,000, respectively, to the TASER Foundation.
Consulting services
     Beginning in August 2005, the Company agreed to engage Mark Kroll, a member of the Board of Directors to provide consultancy services. The expenses related to these services for the two years ended December 31, 2006 and 2005 were approximately $197,000 and $42,000, respectively. At December 31, 2006 and 2005, the Company had accrued liabilities of approximately $24,000 and $42,000, respectively, related to these services.
13. Employee Benefit Plan
     In January 2006, the Company established a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $15,000. The Company matches 50% of the first 6% of eligible compensation contributed to the Plan by each participant. The Company’s matching contributions cliff vest at 20% per annum and are fully vested after five years of service, at age 59 1/2 regardless of service, upon the death or permanent disability of the employee, or upon termination of the Plan. The Company’s matching contributions to the Plan for the year ended December 31, 2006 were approximately $201,000. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.

NOTES TO FINANCIAL STATEMENTS — (Continued)
14. 2005 and 2004 restatements
2005 Manufacturing overhead methodology and error corrections
     On May 11, 2006, the Company concluded that its unaudited financial statements at March 31, 2005, June 30, 2005 and September 30, 2005 and for the periods then ended, included in its Form 10-Qs for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005, respectively, should no longer be relied upon due to an error in those unaudited financial statements which resulted in the incorrect calculation of manufacturing overhead costs being applied to inventory. The Company has restated its unaudited results for the quarters ended March 31, 2005, June 30, 2005 and September, 30 2005. No restatement of the Company’s financial statements for the years ended December 31, 2005 and December 31, 2004 is necessary as a result of the matters discussed below as the Company has determined they are not material to those periods based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99 — “Materiality”.
     During the first quarter of 2006, the Company determined that its historical methodology for the calculation of indirect manufacturing overhead costs applied to inventory was incorrect and also identified a clerical error in the calculation of the overhead applied to inventory for the three months ended December 31, 2005. The Company originally recorded an adjustment in the first quarter of 2006 to correct the net cumulative impact of the change in methodology and the clerical error. However, as it was subsequently determined that because the impact of correcting the methodology related to prior periods was material to the operating results of the first quarter of 2006, a further adjustment was necessary to reflect the cumulative impact against the relevant prior year periods. Additionally, the Company has recorded the impact of previously unrecorded adjustments related to cut-off errors primarily for legal and professional fees and the related income tax effects which were previously deemed to be immaterial.
     A summary of the impact to correct the cumulative amount of manufacturing overhead applied to inventory, record previously unrecorded proposed cut-off errors and the related income tax effects on the income statement and balance sheet for the year ended December 31, 2005 is as follows:

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

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
     The corrections identified above did not change net cash provided by operating activities for the year ended December 31, 2005. The effect on the Company’s December 31, 2004 net income, earnings per share, cashflow from operations and stockholders equity are deemed to be immaterial and therefore no restatement was deemed necessary. The Company has recorded an adjustment of $120,986 to its opening 2005 retained earnings balance on the statement of shareholders equity to reflect the impact of these corrections.
Restatement of 2004 Results
      In April 2005, subsequent to the issuance of our financial statements for the year ended December 31, 2004, the Company discovered an error in that certain stock option grants were treated as incentive stock options when the grants should have been classified as non-statutory stock options because of the annual limitation on incentive stock options under applicable tax regulations. For employees who exercised stock option grants and held the underlying stock, to the extent such option grants should have been classified as non-statutory stock options (as opposed to incentive stock options), the employee’s taxable compensation was understated and the Company was entitled to a deduction from its taxable income equal to the amount of additional compensation attributable to the exercise of non-statutory stock options. This resulted in an increase in previously reported deferred tax assets at December 31, 2004 by approximately $3.0 million, with a corresponding increase to additional paid in capital. In addition, while incentive stock options are not subject to payroll tax withholding, non-statutory stock options that result in ordinary income when exercised are subject to payroll tax withholding for the employee and an equal amount to be paid by the employer. The impact to the Company in the year ended December 31, 2004 of the additional payroll tax withholding was approximately $395,000, which was recorded as an increase to selling, general and administrative expenses over amounts previously reported. As a result, the provision for income taxes decreased by approximately $152,000, which resulted in a corresponding increase in deferred tax assets. This adjustment impacted previously reported net income for the year ended December 31, 2004 by approximately $243,000 which reduced diluted earnings per share for such period by $0.01 to $0.30. The change in net income was not significant enough to affect basic earnings per share for the year ended December 31, 2004. The Company also improperly tax affected the pro forma expense associated with incentive stock options for the year ended December 31, 2004. The pro forma expense is used in the calculation of pro forma basic and diluted net income per share. As a result of these errors, pro forma net income decreased from $12,005,000 to $10,735,000, and pro forma basic and diluted net income per share decreased from $0.21 and $0.19 to $0.19 and $0.17, respectively. The 2004 pro forma net income, pro forma basic and diluted earnings per share were restated in Form 10-KSB/A filed May 23, 2005.

NOTES TO FINANCIAL STATEMENTS — (Continued)
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

The following table summarizes changes in the previously reported information in Note 2p:

	For the Year Ended
	December 31, 2004
	As Previously
	Reported	As Restated

Net Income as reported	$19,125	$18,882	(1)
Add; Total stock-based compensation included in net incomes as reported	626	626
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(7,746)	(8,773)

Pro Forma Net Income	$12,005	$10,735

Net income per common share:
Basic, as reported	$0.33	$0.33
Basic, pro forma	$0.21	$0.19
Diluted, as reported	$0.31	$0.30
Diluted, pro forma	$0.19	$0.17

(1)	As restated for effect of employer payroll taxes as described above.
15. Selected Quarterly Financial Data (unaudited)
Selected quarterly financial data for years ended December 31, 2006 and 2005 follows (in thousands except for per share data):

	Quarter Ended
	Mar.31, 2006	Jun.30, 2006	Sep.30, 2006	Dec. 31, 2006
		(a)
Net sales	$13,893,563	$16,225,197	$18,311,543	$19,287,548
Gross margin	$8,954,694	$10,390,623	$11,631,980	$12,201,764
Net income (loss)	$805,979	$(9,606,584)	$2,395,898	$2,317,028
Basic net income (loss) per share	$0.01	$(0.15)	$0.04	$0.04
Diluted net income (loss) per share	$0.01	$(0.15)	$0.04	$0.04

	Quarter Ended
	Mar.31, 2005	Jun.30, 2005	Sep.30, 2005	Dec. 31, 2005

Net sales	$10,204,161	$13,206,659	$11,675,611	$12,607,750
Gross margin	$5,565,140	$8,191,523	$7,739,901	$8,101,331
Net income	$5,393	$497,117	$374,880	$179,126
Basic net income per share	$0.00	$0.01	$0.01	$0.00
Diluted net income per share	$0.00	$0.01	$0.01	$0.00

a)	As discussed in Note 8c, in 2006 we reached an agreement to settle our securities class action and shareholder derivative lawsuits. The total litigation settlement expenses reflected in the income statement for the quarter ended June 30, 2006 were $17.65 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
TASER International, Inc.
We have audited the accompanying balance sheets of TASER International, Inc. (the “Company”) as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, such financial statements, referred to above, present fairly, in all material respects, the financial position of TASER International, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II — Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
As discussed in Note 2p to the financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share Based Payments (SFAS 123R) in 2006. Also as discussed in Note 14 to the financial statements, the accompanying 2005 financial statements have been restated.
We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of TASER International Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP
Grant Thornton LLP

Phoenix, Arizona
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
TASER International, Inc.
Scottsdale, Arizona
We have audited the accompanying statements of income, stockholders’ equity, and cash flows of TASER International, Inc. (the “Company”) for the year ended December 31, 2004. Our audit also included the financial statement schedule for the year ended December 31, 2004 listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
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
In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of TASER International, Inc. for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2004, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 14 to the financial statements, the accompanying 2004 financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Phoenix, Arizona
March 31, 2005
(May 23, 2005 as to the effects of the restatement of operations for 2004, discussed in Note 14 to the financial statements)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
     Attached as exhibits to this Form 10-K are certifications of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. The report of Grant Thornton LLP, our independent registered public accounting firm, regarding its audit of the Company’s internal control over financial reporting and of management’s assessment of internal control over financial reporting is included herein. This section should be read in conjunction with the certifications and the Grant Thornton report for a more complete understanding of the topics presented.
Evaluation of disclosure controls and procedures
     As of the end of the period covered by this Annual Report on Form 10-K, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended, we evaluated under the supervision of our CEO and our CFO, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.
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
Management report on internal control over financial reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:
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
     Management assessed our internal control over financial reporting as of December 31, 2006, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by both our Internal Audit organization and our Finance and Enterprise Services organization.
Conclusion
     Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
     Our independent registered public accounting firm, Grant Thornton LLP, who also audited our financial statements, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting. Grant Thornton LLP has issued their attestation report, which is included herein.

Changes in internal control over financial reporting
     During the three months ended December 31, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
TASER International, Inc.
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that TASER International, Inc. (the “Company”) (a Delaware Corporation) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, management’s assessment that TASER International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TASER International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of TASER International, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006 and our report dated March 12, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Phoenix, Arizona
March 12, 2007

Item 9B.	Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information concerning the identification and business experience of directors and identification of our audit committee financial expert is incorporated herein by reference to the information to be set forth in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the heading “Election of Directors,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2006 (the “Proxy Statement”).
The information concerning the identification and business experience of our executive officers is incorporated herein by reference to the information to be set forth in our Proxy Statement for the 2007 Annual Meeting of Stockholders under the heading “Executive Officers.”
The information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information to be set forth in our Proxy Statement for the 2007 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance.”
The information concerning significant employees and family relationships is incorporated herein by reference to the information to be set forth in our Proxy Statement for the 2007 Annual Meeting of Stockholders under the heading “Significant Employees and Family Relationships.”
The information concerning the Company’s code of ethics is incorporated herein by reference to the information to be set forth in our Proxy Statement for the 2007 Annual Meeting of Stockholders under the heading “Code of Ethics.”
Item 11. Executive Compensation
The information concerning executive compensation is incorporated herein by reference to the information to be set forth in our Proxy Statement for the 2007 Annual Meeting of Stockholders under the heading “Executive Compensation.”
The information concerning compensation of directors is incorporated herein by reference to the information to be set forth in our Proxy Statement for the 2007 Annual Meeting of Stockholders under the heading “Compensation of Directors.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the information to be set forth in our Proxy Statement for the 2007 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information
The following table provides details of our equity compensation plans at December 31, 2006:

	Number of
	Securities	Number of Securities		Number of
	Authorized for	to be Issued Upon		Securities
	Issuance	Exercise of	Weighted Average	Remaining
	Under the	Outstanding Options,	Exercise Price of	Available for
Plan Category	Plan	Warrants or Rights	Outstanding Options	Future Issuance

Equity compensation plans approved by security holders	23,352,500	5,902,182	$5.13	5,340,411
Equity compensation plans not approved by security holders	0	0	$—	0

Total	23,352,500	5,902,182	$5.13	5,340,411

     Refer to note 11c to the financial statements in Part II, Item 8 of this annual report for more information on the Company’s equity compensation plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information concerning certain relationships and related transactions is incorporated herein by reference to the information to be set forth in our Proxy Statement for the 2007 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions.”
Item 14. Principal Accountant Fees and Services
     The information covering principal accountant fees and services required by this item is incorporated by reference to the information in our Proxy Statement under the heading “Independent Public Accountants.”
     The information concerning pre-approval policies for audit and non-audit services required by this item is incorporated by reference to the information in our Proxy Statement, under the heading “Audit Committee Pre-Approval and Permissible Non-Audit Services of Independent Public Accountants.”
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:

1.	Financial Statements:

All financial statements as set forth under Item 8 of this report.

2.	Supplementary Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts
Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.
3.	Exhibits:

Exhibit
Number	Description

3.1	Company’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

3.2	Company’s Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

3.3	Certificate of Amendment to Certificate of Incorporation dated September 1, 2004 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB, filed March 31, 2005)

4.1	Reference is made to pages 1 — 4 of Exhibit 3.1 and pages 1 — 5 and 12 — 14 of Exhibit 3.2

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

10.1*	Employment Agreement with Patrick W. Smith, dated July 1, 1998 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.2*	Employment Agreement with Thomas P. Smith, dated November 15, 2000 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.3*	Employment Agreement with Kathleen C. Hanrahan, dated November 15, 2000 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.4*	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.5*	Form of Indemnification Agreement between the Company and its officers (incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.6*	1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

10.7*	2001 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

10.8*	Form of Warrant issued to Bruce Culver and Phil Smith (incorporated by reference to Exhibit 10.8 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.9	Lease between the Company and Norton P. Remes and Joan A. Remes Revocable Trust, dated November 17, 2000 (incorporated by reference to Exhibit 10.14 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.10	Form of Sales Representative Agreement with respect to services by and between the Company and Sales Representatives (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 15, 2002)

10.11	Lease Agreement, dated April 17, 2001, payable to GE Capital Corporation in the amount of $37,945 (incorporated by referenced to Exhibit 10.13 to the Annual Report on Form 10-KSB, filed March 15, 2002)

10.12*	Employment Agreement with Douglas E. Klint, dated December 15, 2002 (incorporated by referenced to Exhibit 10.14 to the Annual Report on Form 10-KSB, filed March 15, 2002)

10.13	Credit Agreement dated July 13, 2004, between the Company and Bank One (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB, filed March 31, 2005)

10.14*	Employment Agreement with Daniel Behrendt, dated April 28, 2004 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB, filed March 31, 2005)

10.15*	2004 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 31, 2005)

10.16*	TASER 2004 Outside Directors Stock Option Plan, as amended.

10.17	Amendment to Credit Agreement dated as of October 31, 2006 between the Company and JP Morgan Chase Bank (incorporated by reference to exhibit 10.17 to Form 8-K, filed November 1, 2006)

14.1	Code of Ethics, as adopted by the Company’s Board of Directors (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB, filed March 31, 2005)

23.1	Consent of Grant Thornton, LLP, independent registered public accounting firm

23.2	Consent of Deloitte and Touche, LLP, independent registered public accounting firm

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
TASER INTERNATIONAL, INC.
Date: March 13, 2007

By:	/s/ PATRICK W. SMITH
Patrick W. Smith
Chief Executive Officer

Date: March 13, 2007

By:	/s/ DANIEL M. BEHRENDT
Daniel M. Behrendt
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ PATRICK W. SMITH Patrick W. Smith	Director	March 13, 2007

/s/ THOMAS P. SMITH	Director	March 13, 2007
Thomas P. Smith

/s/ MATTHEW R. MCBRADY*	Director	March 13, 2007
Matthew R. McBrady

/s/ BRUCE R. CULVER* Bruce R. Culver	Director	March 13, 2007

/s/ JUDY MARTZ* Judy Martz	Director	March 13, 2007

/s/ MARK W. KROLL* Mark W. Kroll	Director	March 13, 2007

/s/ MICHAEL GARNREITER* Michael Garnreiter	Director	March 13, 2007

/s/ JOHN S. CALDWELL* John S. Caldwell	Director	March 13, 2007

*By:	/s/ PATRICK W. SMITH
Patrick W. Smith, Attorney in Fact

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period

Allowance for doubtful accounts
Year ended December 31, 2006	$110,882	$—	$—	$(830)	$110,052

Year ended December 31, 2005	$120,000	$26,620	$—	$(35,738)	$110,882

Year ended December 31, 2004	$30,000	$90,000	$—	$—	$120,000

Exhibit
Number	Description

10.16*	TASER 2004 Outside Directors Stock Option Plan, as amended.

23.1	Consent of Grant Thornton, LLP, independent registered public accounting firm

23.2	Consent of Deloitte and Touche, LLP, independent registered public accounting firm

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement