Form 10-Q
period 2007-03-31
TASER INTERNATIONAL INC
filed 2007-05-10
CIK 1069183

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 62,075,407 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of May 7, 2007.

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TASER INTERNATIONAL, INC.
BALANCE SHEETS
(UNAUDITED)

	March 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$16,073,479	$18,773,685
Short-term investments	—	3,557,289
Accounts receivable, net of allowance of $110,000 in 2007 and 2006	7,493,522	10,068,049
Inventory	10,311,705	9,257,746
Prepaids and other assets	2,248,299	2,164,002
Current deferred income tax asset	9,794,566	12,295,493

Total current assets	45,921,571	56,116,264
Long-term investments	25,483,105	25,477,574
Property and equipment, net	21,344,706	20,842,632
Deferred income tax asset	17,851,764	15,868,719
Intangible assets, net	1,698,812	1,532,500

Total assets	$112,299,958	$119,837,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of capital lease obligations	$45,774	$45,214
Accounts payable and accrued liabilities	6,056,758	6,789,474
Current deferred revenue	1,105,871	1,037,441
Deferred insurance settlement proceeds	476,139	509,067
Litigation settlement liabilities	1,750,000	9,750,000
Customer deposits	208,653	171,492

Total current liabilities	9,643,195	18,302,688
Capital lease obligations, net of current portion	19,314	30,974
Deferred revenue, net of current portion	2,072,223	1,975,489
Other liabilities	—	199,999

Total liabilities	11,734,732	20,509,150

Commitments and Contingencies	—	—

Stockholders’ equity

Preferred stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—

Common stock, $0.00001 par value per share; 200 million shares authorized; 62,065,407 and 61,939,974 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	623	622
Additional paid-in capital	81,371,791	80,629,659
Treasury stock, 300,000 shares	(2,208,957)	(2,208,957)
Retained earnings	21,401,769	20,907,215

Total stockholders’ equity	100,565,226	99,328,539

Total liabilities and stockholders’ equity	$112,299,958	$119,837,689

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Net Sales	$15,301,815	$13,893,563

Cost of Products Sold:
Direct manufacturing expense	4,608,569	3,529,401
Indirect manufacturing expense (1)	1,804,217	1,409,468

Total Cost of Products Sold	6,412,786	4,938,869

Gross Margin	8,889,029	8,954,694

Sales, general and administrative expense (1)	7,581,908	7,254,312
Research and development expense (1)	970,786	663,810

Income from operations	336,335	1,036,572

Interest and other income, net	506,369	365,316

Income before provision for income taxes	842,704	1,401,888
Provision for income taxes	348,150	595,909

Net income	$494,554	$805,979

Income per common and common equivalent shares
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average number of common and common equivalent shares outstanding
Basic	62,010,198	61,947,048
Diluted	64,692,636	64,053,031

	For the Three Months Ended
	March 31, 2007	March 31, 2006
(1) Stock-based compensation was allocated as follows:
Indirect manufacturing expense	$31,698	$31,834
Sales, general and administrative expense	187,773	267,144
Research and development expense	42,692	63,022

	$262,163	$362,000

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Cash Flows from Operating Activities:
Net income	$494,554	$805,979
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	569,324	516,740
Provision for excess and obsolete inventory	15,809	3,472
Provision for warranty	233,827	100,707
Stock-based compensation expense	262,163	362,000
Deferred insurance settlement proceeds recognized	(32,928)	(34,043)
Deferred income tax provision	517,882	540,699
Change in assets and liabilities:
Accounts receivable	2,574,527	(2,276,463)
Inventory	(1,069,768)	1,106,078
Prepaids and other assets	(84,297)	1,417,025
Accounts payable and accrued liabilities	(1,166,542)	(836,833)
Deferred revenue	165,164	209,195
Litigation settlement liabilities	(8,000,000)	—
Customer deposits	37,161	48,306

Net cash (used) provided by operating activities	(5,483,124)	1,962,862

Cash Flows from Investing Activities:
Purchases of investments	(36,357,897)	(33,520,470)
Proceeds from investments	39,909,655	29,927,921
Purchases of property and equipment	(1,057,472)	(538,569)
Purchases of intangible assets	(180,238)	(4,624)

Net cash provided (used) by investing activities	2,314,048	(4,135,742)

Cash Flows from Financing Activities:
Payments under capital leases	(11,100)	(10,592)
Proceeds from options exercised	479,970	99,022

Net cash provided by financing activities	468,870	88,430

Net decrease in Cash and Cash Equivalents	(2,700,206)	(2,084,450)
Cash and Cash Equivalents, beginning of period	18,773,685	16,351,909

Cash and Cash Equivalents, end of period	$16,073,479	$14,267,459

Supplemental Disclosure:
Cash paid for interest	$1,500	$2,021
Cash paid (refunded) for income taxes — net	$281,000	$(700)
The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)
1. Company background
     TASER International, Inc. (“TASER” or the “Company”) is a global leader in the development and manufacture of advanced electronic control devices designed for use in law enforcement, corrections, private security and personal defense. The Company’s core expertise includes proprietary, patented technology which is uniquely capable of incapacitating highly focused and aggressive subjects. The Company’s proprietary Neuro-Muscular Incapacitation (NMI) technology uses electrical impulses to interfere with a subject’s neuron-muscular system, causing substantial incapacitation regardless of whether the subject feels or responds to pain. The Company’s current flagship products are the TASER X26 and TASER M26 models. Both the X26 and the M26 are hand-held devices which launch two wire-tethered probes at a remote target up to a maximum distance of 35 feet. These wire tethered probes serve to form an electrical connection from the TASER device to the subject, thereby eliminating the need for the user to make close contact with the potentially dangerous target. In addition to the hand-held devices, the Company also sells disposable cartridges which contain the probes, wires, and proprietary nitrogen propulsion system. These cartridges are disposable and provide a recurring revenue stream from the Company’s installed customer base. There are several models of cartridges with ranges from 15 feet to 35 feet and include both electrically active cartridges and inert simulation cartridges used only in training. The Company also sells batteries, chargers, holsters and other accessories including the TASERCam.
     The Company’s products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. A person injured in a confrontation or otherwise in connection with the use of the Company’s products may bring legal action against the Company to recover damages on the basis of theories including personal injury, wrongful death, negligent design, dangerous product or inadequate warning. The Company is currently subject to a number of such lawsuits. The Company may also be subject to lawsuits involving allegations of misuse of its products. The Company has seen and expects to continue to see additional complaints filed against it alleging injuries resulting from the use of a TASER device. If successful, personal injury, misuse and other claims could have a material adverse effect on the operating results and financial condition of the Company. Although the Company carries product liability insurance, significant litigation could also result in a diversion of management’s attention and resources, negative publicity and an award of monetary damages in excess of the Company’s insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that existing or any future litigation will not have a material adverse effect on the Company’s revenues, financial condition or financial results.
     The Company’s deferred tax asset includes approximately $61.1 million in net operating loss carryforwards. The amount of the deferred tax asset is considered realizable; however, it could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.
2. Summary of significant accounting policies
a. Basis of presentation
     The accompanying unaudited financial statements of TASER International, Inc. include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of the Company’s financial position as of March 31, 2007 and its operating results and cash flows for the three month periods ended March 31, 2007 and March 31, 2006. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited financial statements in accordance with applicable rules.
     The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year (or any other period) and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 15, 2007.
b. Segment information
     Management has determined that its operations are comprised of one reportable segment. For the three months ended March 31, 2007 and 2006, sales by geographic area were as follows:

	For the Three Months Ended
	March 31, 2007	March 31, 2006
United States	88%	92%
Other Countries	12%	8%

Total	100%	100%

     Sales to customers outside the United States are denominated in U.S. dollars. Substantially all assets of the Company are located in the United States.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
c. Stock-Based compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) using the modified-prospective transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2007 and 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method.
     Total stock-based compensation expense recognized in the income statement for the three months ended March 31, 2007 and 2006 was $262,163 and $362,000 before income taxes, respectively, $233,000 and $250,000 of which was related to Incentive Stock Options (“ISOs”) for which no tax benefit is recognized. The total deferred tax benefits related to non-qualified stock options were approximately $11,000 and $44,000 for the three months ended March 31, 2007 and 2006, respectively. As a result of the adoption of SFAS No. 123(R) the Company did not tax effect the stock based compensation expense for tax purposes related to the non-qualified disposition of ISOs exercised and sold. The benefit will be recorded when the Company is in a position to realize it with an offset to taxes payable in future periods.
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
     SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (“BSM”) option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the three month periods ended March 31, 2007 and 2006 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	Three Months Ended
	March 31, 2007		March 31, 2006
Expected life of options	4.00	years	3.49	years
Weighted average volatility		60.20%		68.08%
Weighted average risk-free interest rate		4.54%		4.55%
Dividend rate		0.0%		0.0%
Weighted average fair value of options granted		$3.93		$4.44
     The expected life of the options represents the estimated period of time until exercise and is based on the Company’s historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on a combination of historical volatility of the Company’s stock and the one-year implied volatility of its traded options for the related vesting periods. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. As stock-based compensation expense is recognized on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company forfeiture rate was calculated based on its historical experience of awards which ultimately vested.
d. Income per Common Share
     The Company accounts for income per share in accordance with SFAS No. 128, “Earnings per Share.” Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted income per share reflects the potential dilution that could occur if outstanding stock options were exercised. The calculation of the weighted average number of shares outstanding and earnings per share are as follows:

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued

	Earnings Per Share
	For the Three Months Ended
	March 31, 2007	March 31, 2006
Numerator for basic and diluted earnings per share
Net income	$494,554	$805,979

Denominator for basic earnings per share — weighted average shares outstanding	62,010,198	61,947,048
Dilutive effect of shares issuable under stock options outstanding	2,682,438	2,105,983

Denominator for diluted earnings per share — adjusted weighted average shares outstanding	64,692,636	64,053,031

Net income per common share
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
     Basic net income per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2007 and 2006, the effects of 1,766,179 and 561,986 stock options, respectively, were excluded from the calculation of diluted net income per share as their effect would have been antidilutive and increased the net income per share.
e. Warranty Costs
     The Company warrants its products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective TASER unit for a fee. The Company also sells extended warranties for periods of up to four years after the expiration of the limited one year warranty. The Company tracks historical data related to returns and related warranty costs on a quarterly basis, and estimates future warranty claims by applying the estimated average return rate to the product sales for the period. Historically, the reserve amount is increased if the Company becomes aware of a component failure that could result in larger than anticipated returns from its customers. After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the ADVANCED TASER device for a fee and the TASER X26 for a prorated discounted price depending on when the product was placed into service. These fees are intended to cover the handling and repair costs and include a profit. A summary of changes in the warranty accrual for the three months ended March 31, 2007 and 2006 is as follows:

	March 31, 2007	March 31, 2006
Balance at Beginning of Period	$713,135	$851,920
Utilization of Accrual	(159,596)	(127,733)
Warranty Expense	233,827	100,707

Balance at End of the Period	$787,366	$824,894

f. Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Statement 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. Management has not yet determined the impact, if any, the adoption of SFAS No. 159 will have on our financial position.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”.) SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company plans to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. Management has not yet determined the impact, if any, the adoption of SFAS No. 157 will have on the Company’s financial position.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have an impact on the Company’s financial statements.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
3. Cash, cash equivalents and investments
     Cash and cash equivalents include funds on hand and short-term investments with original maturities of three months or less. Short-term investments include securities generally having original maturities of 90 days to one year. Long-term investments include securities having original maturities of more than one year. The Company’s long-term investments are invested in federal agency mortgage-backed securities, and are classified as held to maturity. These investments are recorded at amortized cost. The Company intends to hold these securities until maturity. The Company intends to reinvest the proceeds from maturing long term investments into securities with similar original maturities.
     The following is a summary of cash, cash equivalents and held-to-maturity investments by type at March 31, 2007 and December 31, 2006:

	March 31, 2007				December 31, 2006
		Gross Unrealized	Gross Unrealized			Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Cash	$10,925,688	$—	$—	$10,925,688	$14,130,112	$—	$—	$14,130,112
Government sponsored entity securities	30,630,896	3,908	(158,227)	30,476,577	33,678,436	3,756	(221,849)	33,460,343

Total cash, cash equivalents and investments	$41,556,584	$3,908	$(158,227)	$41,402,265	$47,808,548	$3,756	$(221,849)	$47,590,455

	March 31,	December 31,
	2007	2006
Government sponsored entity securities reported as:
Cash equivalents	$5,147,791	$4,643,573
Short term investments	—	3,557,289
Long term investments	25,483,105	25,477,574

	$30,630,896	$33,678,436

     The following table summarizes the contractual maturities of government sponsored entity securities at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
Less than 1 year	$28,127,557	$22,694,186
1-3 years	2,503,339	10,984,250

	$30,630,896	$33,678,436

     The following table provides information about held-to-maturity investments with gross unrealized losses and the length of time that individual investments have been in a continuous unrealized loss position at March 31, 2007:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Government sponsored entity securities	$6,131,983	$(22,241)	$22,506,561	$(135,986)	$28,638,544	$(158,227)
     The unrealized losses on the Company’s investment in government sponsored entity securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government and accordingly, it is expected that the securities would not be settled for a price less than the amortized cost of the investment. Since the decline in fair value was attributable to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2007.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
4. Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials which approximates the first-in, first-out (FIFO) method and manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. Inventories as of March 31, 2007 and December 31, 2006 consist of the following:

	March 31, 2007	December 31, 2006
Raw materials and work-in-process	$5,810,210	$5,990,238
Finished goods	4,740,505	3,490,709
Reserve for excess and obsolete inventory	(239,010)	(223,201)

Total Inventory	$10,311,705	$9,257,746

5. Intangible assets
     Intangible assets consist of the following at March 31, 2007 and December 31, 2006:

		March 31, 2007			December 31, 2006
		Gross			Gross
		Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
TASER.com domain name	5 Years	$60,000	$60,000	$—	$60,000	$60,000	$—
Issued patents	4 to 15 Years	250,294	90,998	159,296	248,984	84,248	164,736
Issued trademarks	9 to 11 Years	15,434	2,591	12,843	15,434	2,200	13,234
Non compete agreements	5 to 7 Years	150,000	31,786	118,214	50,000	25,000	25,000

		475,728	185,375	290,353	374,418	171,448	202,970

Unamortized intangible assets:
TASER Trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		508,459		508,459	429,530		429,530

		1,408,459		1,408,459	1,329,530		1,329,530

Total intangible assets		$1,884,187	$185,375	$1,698,812	$1,703,948	$171,448	$1,532,500

     Amortization expense for the three months ended March 31, 2007 and 2006 was $13,926 and $11,015, respectively. Estimated amortization expense of intangible assets for the balance of 2007, the next four years and thereafter is as follows:

2007	$43,143
2008	57,079
2009	45,157
2010	37,003
2011	29,547
Thereafter	78,424

$290,353

6. Accounts payable and accrued liabilities
     Accounts payable and accrued liabilities consist of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Accounts payable	$3,785,682	$4,554,203
Accrued salaries and benefits	869,128	832,576
Accrued expenses	614,582	689,560
Accrued warranty expense	787,366	713,135

Total	$6,056,758	$6,789,474

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
7. Income taxes
     The deferred income tax asset at March 31, 2007 is comprised primarily of a net operating loss carryforward, which resulted from the compensation expense the Company recorded for income tax purposes when employees exercised stock options in 2004. Additionally, warranty and inventory reserves, accrued vacation, capitalized research and development and other items have contributed to the deferred income tax asset.
     The Company’s total current and long term deferred tax asset at March 31, 2007 is $27.6 million. In preparing the Company’s financial statements, the Company has assessed the likelihood that its deferred tax assets will be realized through future taxable income. In evaluating the ability to recover its deferred income tax assets, Management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Although Management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As a result of the shareholder litigation settlement expense recorded in the second quarter of 2006, Management has determined that it is more likely than not that its net operating loss carryforwards for the state of Arizona, which expire in 2009, will not be fully realized. Accordingly, the Company has a valuation allowance which was recorded in 2006 of $250,000, against its deferred tax assets as of March 31, 2007. Management believes that, other than as previously described, as of March 31, 2007, based on an evaluation and projections of future sales and profitability, no other valuation allowance was deemed necessary as Management concluded that it is more likely than not that the Company’s net deferred tax assets will be realized. However, the deferred tax asset could be reduced in the near-term if estimates of future taxable income during the carryforward period are reduced.
     The Company is currently under audit by the United States Internal Revenue Service for its 2004 fiscal year. The Company is unable to determine the outcome of the audit process at this time. There can be no assurance the outcome of this audit will not have an adverse effect on the Company’s future operating results.
8. Stockholders equity
Stock Award Activity
     At March 31, 2007, the Company had three stock-based compensation plans, which are described more fully in Note 11 to the financial statements included in the Company’s Annual Report on Form 10-K as filed on March 15, 2007.
     The following table summarizes the stock options available and outstanding as of March 31, 2007 as well as activity during the three months then ended:

		Outstanding Options
			Weighted
	Shares Available	Number of	Average
	for Grant	options	Exercise Price
Balance at December 31, 2006	5,340,411	5,902,182	$5.13
Granted	(33,105)	33,105	$7.82
Exercised	—	(125,433)	$3.83
Expired/terminated	48,743	(48,743)	$9.69

Balance at March 31, 2007	5,356,049	5,761,111	$5.13

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
     The options outstanding as of March 31, 2007 have been segregated into five ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
	Number	Average	Remaining	Number	Average
Range of Exercise Price	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price
$0.28 - $0.99	1,278,747	$0.36	5.6	1,278,747	$0.36
$1.03 - $2.41	1,642,532	$1.52	3.7	1,642,532	$1.52
$5.89 - $9.65	2,351,619	$8.08	7.0	2,153,804	$8.08
$10.10 - $19.76	423,530	$14.31	7.5	359,035	$14.66
$20.12 - $29.98	64,683	$23.89	7.1	60,367	$23.70

$0.28 - $29.98	5,761,111	$5.13	5.8	5,494,485	$4.92

     At March 31, 2007, the Company had 266,626 unvested options outstanding with a weighted average exercise price of $9.39 per share, a weighted average fair value of $5.42 per share and a weighted average remaining contractual life of 8.9 years. Of the unvested options outstanding, the Company expects that 261,293 options will ultimately vest based on its historical experience.
     Aggregate intrinsic value of options outstanding and options exercisable at March 31, 2007 was $21.4 million and $21.3 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $8.03 as of March 30, 2007, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $519,000 and $676,000 for the three month period ended March 31, 2007 and 2006, respectively. As of March 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.3 million, which is expected to be recognized over a weighted average period of approximately 12 months.
     The total fair value of options exercisable at March 31, 2007 and 2006 was $14.0 million and $13.7 million, respectively.
9. Line of credit
     The Company has a line of credit agreement with a bank which provides for a total availability of $10 million. The line is secured primarily by the Company’s accounts receivable and inventory and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime. The availability under this line is computed on a monthly borrowing base, which is based on the Company’s eligible accounts receivable and inventory. The line of credit matures on June 30, 2008 and requires monthly payments of interest only. At March 31, 2007, the available borrowing was $7.6 million and there was no amount outstanding under the line of credit. There have been no borrowings under the line of credit to date.
     The Company’s agreement with the bank requires the Company to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage ratios. At March 31, 2007, the Company was in compliance with all such covenants.
10. Commitments and Contingencies
Legal proceedings
Securities Litigation
Securities Class Action Litigation
     Beginning on or about January 10, 2005, numerous securities class action lawsuits were filed against the Company and certain of its officers and directors. These actions were filed on behalf of the purchasers of the Company’s stock in various class periods, beginning as early as May 29, 2003 and ending as late as January 14, 2005. The majority of these lawsuits were filed in the District of Arizona. Four actions were filed in the United States District Court for the Southern District of New York and one in the Eastern District of Michigan. The New York and Michigan actions were transferred to the District of Arizona. The class actions were consolidated by Judge Susan Bolton and Lead Plaintiff and Lead Counsel were selected. The Lead Plaintiff filed a consolidated complaint (which became the operative complaint for all of the class actions) on August 29, 2005. The operative class period is May 29, 2003 to January 11, 2005. The defendants filed a motion to dismiss the consolidated complaint, which was fully briefed for the Court but was not decided.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
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
     On October 11, 2006, the parties filed a joint Stipulation of Settlement and related documents, setting forth terms of settlement including, among other things, full releases of any and all related known or unknown claims among the plaintiff, plaintiff class and the defendants, and payment of $20 million from TASER for the benefit of the plaintiff class to be comprised of $12 million in cash (approximately $4.1 million to be provided from the Directors’ and Officers’ Liability Insurance policy), and $8 million in Company common stock valued as set forth in the Stipulation. At the Company’s election, the stock portion of the settlement may be funded with cash. On December 14, 2006, the Court entered an order, which among other things, approved preliminarily the Stipulation of Settlement, provided for notice of the Settlement, set forth for the submissions of objections to and exclusions from the Settlement, and set a final Settlement Hearing. On March 19, 2007, the Court entered the Final Judgment and Order of Dismissal with Prejudice, which, among other things, approved the settlement terms as set forth in the Stipulation of Settlement and dismissed with prejudice the consolidated securities class actions. The Company made the final payment of $8 million in cash in settlement of the shareholder class action litigation in March 2007. On April 17, 2007, the Court entered an additional order which, among other things, awarded plaintiff’s attorneys’ fees and costs.
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
     The plaintiffs in the Arizona District Court action filed a consolidated complaint on May 13, 2005. The Company and the individual defendants filed motions to dismiss the consolidated complaint on August 19, 2005. On March 17, 2006, the Court denied the motions to dismiss. Defendants answered the consolidated complaint on April 21, 2006. Discovery commenced but no trial date was set.
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
     On December 8, 2006, the parties filed with the Arizona District Court a joint Stipulation of Settlement and related documents, which set forth the terms of settlement of the Arizona District Court action, the Arizona Superior Court action and the Delaware Chancery Court action. Settlement terms include, among other things, the Company’s adoption of certain corporate governance provisions, settlement between the defendants and the Company’s insurance carrier, and the Company’s payment of plaintiffs’ attorneys’ fees in the amount of $1.75 million in Company common stock valued as set forth in the Stipulation. On December 13, 2006, the Arizona District Court entered an order, which among other things, approved preliminarily the Stipulation of Settlement, provided for notice of the Settlement, set forth for the submissions of objections to the Settlement, and set a final Settlement Hearing. On March 14, 2007, the Arizona District Court entered the Final Judgment and Order of Dismissal with Prejudice, which, among other things, approved the settlement terms as set forth in the Stipulation of Settlement and dismissed with prejudice the Arizona District Court action. On March 20, 2007, the Delaware Chancery Court entered an order granting the parties’ stipulation of dismissal, which, among other things, dismissed with prejudice the Delaware Chancery Court action. On March 23, 2007, the Arizona Superior Court entered an order granting the parties’ stipulation of dismissal, which, among other things, dismissed with prejudice the Arizona Superior Court action. The remaining liability of $1.75 million for settlement of the derivative litigation will be paid in stock in the second quarter of 2007.
Product Liability Litigation
     The Company is currently named as a defendant in 48 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers or during training exercises. Companion cases arising from the same incident have been combined into one for reporting purposes. In addition, 44 other lawsuits have been dismissed and are not included in this number. Two of the lawsuits that have been dismissed or judgment entered in favor of TASER, are on appeal. With respect to each of these pending 48 lawsuits, the following table lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. This table also lists those cases that were dismissed during the most recent fiscal quarter. Cases that were dismissed in prior fiscal quarters are not included in this table. In each of the pending lawsuits, the plaintiff is seeking monetary damages from the Company. The defense of each of these lawsuits has been submitted to our insurance carriers that maintained insurance coverage during these applicable periods and we continue to maintain product liability insurance coverage with varying limits and deductibles. Our product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $500,000 in per incident deductibles. We are defending each of these lawsuits vigorously.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

City of Madera	6/2003	CA Superior Court	Wrongful Death	Dismissed by Summary Judgment, Appeal Pending
Glowczenski	10/2004	US District Court, ED NY	Wrongful Death	Discovery Phase
LeBlanc	12/2004	CA Superior Court, Los Angeles County	Wrongful Death	Discovery Phase
M. Elsholtz	12/2004	TX District Court	Wrongful Death	Discovery Phase
Washington	5/2005	US District Court, ED CA	Wrongful Death	Discovery Phase
Sanders	5/2005	US District Court ED CA	Wrongful Death	Discovery Phase
Woolfolk	6/2005	US District Court MD FL	Wrongful Death	Dismissed Without Prejudice
Graff	9/2005	US District Court, AZ	Wrongful Death	Discovery Phase
Tucker	10/2005	US District Court, NV	Wrongful Death	Discovery Phase
Heston	11/2005	US District Court, ND CA	Wrongful Death	Discovery Phase
Rosa	11/2005	US District Court, ND CA	Wrongful Death	Discovery Phase
Yeagley	11/2005	Hillsborough County Circuit Court, FL	Wrongful Death	Discovery Phase
Neal-Lomax	12/2005	US District Court, NV	Wrongful Death	Discovery Phase
Yanga Williams	12/2005	Gwinnett County State Court, GA	Wrongful Death	Discovery Phase
Mann	12/2005	US District Court, ND GA, Rome Div	Wrongful Death	Discovery Phase
King	12/2005	US District Court, MD FL, Jacksonville	Wrongful Death	Dismissed with Prejudice
Robert Williams	1/2006	US District Court, TX	Wrongful Death	Case Stayed
Lee	1/2006	Davidson County, TN Circuit Court	Wrongful Death	Discovery Phase, Trial Scheduled for June 2008.
Zaragoza	2/2006	CA Superior Court, Sacramento County	Wrongful Death	Discovery Phase
Tapia	4/2006	CA Superior Court, Los Angeles County	Wrongful Death	Dismissed With Prejudice
Kinkle	6/2006	US District Court, ND MS	Wrongful Death	Dismissed With Prejudice
Nunez	6/2006	72 nd District Court, Lubbock County, TX	Wrongful Death	Dismissed
Bagnell	7/2006	Supreme Court for British Columbia, Canada	Wrongful Death	Discovery Phase
Salazar	7/2006	Maricopa County Superior Court, AZ	Wrongful Death	Discovery Phase
Gillson	7/2006	US District Court, NV	Wrongful Death	Discovery Phase
Hollman	8/2006	US District Court, ED NY	Wrongful Death	Discovery Phase
Oliver	9/2006	US District Court, MD FL, Orlando	Wrongful Death	Discovery Phase
Teran/LiSaola	10/2006	CA District Court	Wrongful Death	Discovery Phase
Short, Rhonda	10/2006	US District Court, ND TX, Forth Worth	Wrongful Death	Discovery Phase
Fernandez	11/2006	US District Court, ND CA	Wrongful Death	Discovery Phase
Brown	12/2006	15 th Judicial District Court, Lafayette Parish, LA	Wrongful Death	Discovery Phase
Moreno	12/2006	CA Superior Court, Los Angeles County (Companion to LeBlanc Litigation)	Wrongful Death	Discovery Phase
Augustine	1/2007	11 th Judicial Circuit Court, Miami-Dade	Wrongful Death	Discovery Phase
Nunez	1/2007	County, FL US District Court, ND TX, Amarilllo	Wrongful Death	Complaint Served
Smith	2/2007	Civil District Court, Orleans Parish, LA	Wrongful Death	Complaint Served

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Pierson, Preston	2/2007	Superior Court of CA, San Bernardino County	Wrongful Death	Complaint Served
Son Thompson	3/2007	US District Court, MD FL, Ft. Myers	Wrongful Death	Dismissed with Prejudice
Powers	11/2003	AZ Superior Court	Training Injury	Verdict for TASER, Appeal Pending
Cook	8/2004	NV District Court	Training Injury	Discovery Phase
J.J	7/2005	FL Circuit Court	Training Injury	Dismissed with Prejudice

J.B	7/2005	FL Circuit Court	Training Injury	Dismissed with Prejudice
Howard	8/2005	AZ Superior Court	Training Injury	Dismissed with Prejudice
Wagner	8/2005	AZ Superior Court	Training Injury	Dismissed with Prejudice
Gerdon	8/2005	AZ Superior Court	Training Injury	Discovery Phase
Gallant	8/2005	AZ Superior Court	Training Injury	Dismissed with Prejudice
Herring	8/2005	Circuit Court of City of St. Louis, MO	Training Injury	Discovery Phase, Trial Scheduled for 9/2007
Stewart	10/2005	Circuit Court for Broward County, FL	Training Injury	Discovery Phase
Lewandowski	1/2006	US District Court, NV	Training Injury	Partial Motion to Dismiss Granted, Discovery Phase
Peterson	1/2006	US District Court, NV	Training Injury	Discovery Phase
Husband	3/2006	British Columbia Supreme Court, Canada	Training Injury	Discovery Phase
Wright	4/2006	US District Court, SD OH, Cincinatti	Training Injury	Dismissed With Prejudice
Richthofen	7/2006	22 nd Judicial District Court, St. Tammany Parish, LA	Training Injury	Discovery Phase
Wilson	8/2006	US District Court, ND GA	Training Injury	Discovery Phase
Diamond	8/2006	Circuit Court, Douglas County, Oregon	Training Injury	Discovery Phase
Cuckovic	8/2006	Circuit Court, McDonald County, Missouri	Personal Injury	Dismissed With Prejudice
Cosby	8/2004	US District Court, SD NY	Injury During Arrest	Dismissed by Summary Judgment
Bynum	10/2005	US District Court SD NY	Injury During Arrest	Discovery Phase
Lopez	11/2005	US District Court, ND IL Eastern Div	Injury During Police Call	Discovery Phase
Bellemore	2/2006	AZ Superior Court	Injury During Arrest	Discovery Phase
Wieffenbach	6/2006	Circuit Court of 12 th Judicial District, Will County, Il	Injury During Arrest	Discovery Phase
Cruz	7/2006	CA Superior Court, Los Angeles County	Injury During Arrest	Discovery Phase
Turner	8/2006	US District Court, CD, CA	Injury During Arrest	Dismissed with Prejudice
Molina	9/2006	US District Court, ND West Virginia	Injury During Detention	Discovery Phase
Short, Harvey	10/2006	US District Court, SD West Virginia	Injury During Arrest	Complaint Served
Payne	10/2006	Circuit Court of Cook County, Illinois	Injury During Arrest	Discovery Phase
Powell	12/2006	US District Court, ND IL, Eastern Division	Injury During Arrest (3 rd Party Complaint against TASER)	Complaint Served

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
     In December 2005, the Company received a defense verdict in the Samuel Powers v. TASER International personal injury case. As part of its legal strategy to aggressively defend these cases, the Company entered into a settlement agreement with its own insurance provider in order to prevent its insurance provider from settling the case with the plaintiff. Under the terms of the settlement, the Company received $575,000 from its liability insurance provider associated with a settlement and release agreement and the Company assumed all future potential liability and costs from and after the date the settlement and release agreement was signed. After offsetting approximately $179,000 through March 31, 2007 in legal expenses to defend and win the trial and cover the subsequent costs of appeal, the Company has a remaining balance of approximately $396,000 which is recorded as deferred proceeds on its balance sheet. This deferred income will be used to cover any costs through all appeals and the remaining balance if any will be recorded as “other income” when final resolution is completed. During the three months ended March 31, 2007 and 2006, the Company expended approximately $29,000 and $34,000, respectively, in connection with the appeal and reduced the deferred insurance settlement amount by these costs.
     In November 2006, the Company received a defense verdict in the Alvarado v. Taser International in-custody death case. In September 2006, as part of its legal strategy to aggressively defend these cases, the Company entered into a settlement agreement with its own insurance provider in order to prevent its insurance provider from settling the case with the plaintiff. Under the terms of the settlement, the Company received $225,000 from its liability insurance provider associated with a settlement and release agreement and the Company assumed all future potential liability and costs from and after the date the settlement and release agreement was signed. The Company has recorded the $225,000 as deferred insurance settlement proceeds on its balance sheet. This deferred income will be used to cover any costs through all appeals and the remaining balance if any will be recorded as “other income” when final resolution is completed. Through March 31, 2007, the Company expended approximately $145,000 in connection with the trial and appeal and reduced the deferred insurance settlement amount by these costs.
Other Litigation
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
11. Related Party Transactions
Aircraft charter
     The Company reimburses Thomas P. Smith, Chairman of the Company’s Board of Directors and Patrick W. Smith, Chief Executive Officer, for business use of their personal aircraft. For the three months ended March 31, 2007 and 2006, the Company incurred expenses of approximately $95,000 and $83,000 respectively, to Thomas P. Smith. For the three months ended March 31, 2007, the Company incurred expenses of approximately $13,000 to Patrick W. Smith. No amounts were reimbursed to Patrick W. Smith for the three months ended March 31, 2006. At March 31, 2007 and December 31, 2006, the Company had outstanding payables of approximately $44,000 and $36,000, respectively to Thomas P. Smith. At March 31, 2007, the Company had outstanding payables of approximately $13,000 to Patrick W. Smith. The Company believes that the rates charged by Thomas P. Smith and Patrick W. Smith are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
     During the first quarter of 2007 Thomas P. Smith also chartered an aircraft from Thundervolt, LLC, which is 50% owned by Patrick W. Smith, Chief Executive Officer of the Company, for the purposes of business related travel. For the three months ended March 31, 2007, the Company incurred expenses of $30,000 to reimburse Mr. Thomas P. Smith. The Company believes that the rates charged by Thundervolt, LLC to Mr. Thomas P. Smith are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
     In the first quarter of 2007, the Company also entered into a charter agreement for future use of an aircraft for business travel from Thundervolt, LLC, should the need arise. For the three months ended March 31, 2007, the Company did not incur any direct charter expenses from Thundervolt, LLC. The Company believes that the rates charged by Thundervolt, LLC are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
     The Company performed a review of the above relationships with Thundervolt, LLC, in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R). Neither of the relationships were determined to meet the definition of a variable interest entity (VIE) as defined by FIN 46R as Thundervolt, LLC is adequately capitalized, their owners possess all of the essential characteristics of a controlling financial interest, and the Company does not have any voting rights in the entity. Therefore, the entity is not required to be consolidated into the Company’s results.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
TASER Foundation
     In November 2004, the Company established the TASER Foundation. The TASER Foundation is a 501(c)(3) non-profit corporation and has been granted tax exempt status by the IRS. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Daniel M. Behrendt, an officer of the Company, serves on the Board of Directors of the TASER Foundation. Patrick W. Smith and Thomas P. Smith resigned from the Board of Directors of the TASER Foundation in January 2006. Over half of TASER Foundation’s initial $1 million endowment was contributed directly by TASER International, Inc. employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the three months ended March 31, 2007 and 2006, the Company incurred approximately $48,000 and $74,000, respectively, in such administrative costs. The Company is authorized by it’s Board of Directors to make a discretionary contribution up to a maximum of $200,000 per quarter. For the three months ended March 31, 2007 and 2006, the Company contributed $0 and $75,000, respectively, to the TASER Foundation.
     In January, 2007, the Company granted the TASER Foundation a non-exclusive royalty free license to use the Company’s trademarks, including its logo, for promotional products used in fundraising activities.
Consulting services
     Beginning in August 2005, the Company agreed to pay Mark Kroll, a member of the Board of Directors, to provide consultancy services. The expense for the three months ended March 31, 2007 and 2006 were approximately $48,000 and $43,000, respectively. At March 31, 2007, the Company had accounts payable of approximately $18,000 related to these services.
12. Employee Benefit Plan
     In January 2006, the Company established a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $15,500. The Company matches 50% of the first 6% of eligible compensation contributed to the Plan by each participant. The Company’s matching contributions cliff vest at 20% per annum and are fully vested after five years of service, at age 59 1/2 regardless of service, upon the death or permanent disability of the employee, or upon termination of the Plan. The Company’s matching contributions to the Plan for the three months ended March 31, 2007 were approximately $60,000 and $45,000, respectively. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following is a discussion of the Company’s financial condition and results of operations for the three months ended March 31, 2007 and March 31, 2006. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report as of December 31, 2006 on Form 10-K filed on March 15, 2007.
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

Results of Operations
Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
The following table sets forth, for the periods indicated, our statements of income as well as the percentage relationship to total net revenues of items included in our statements of income (dollars in thousands):

	Three Months Ended
	March 31, 2007		March 31, 2006
Net sales	$15,302	100%	$13,894	100%
Cost of products sold	6,413	42%	4,939	36%

Gross margin	8,889	58%	8,955	64%
Sales, general and administrative expenses	7,582	50%	7,254	52%
Research and development expenses	971	6%	664	5%

Income (loss) from operations	336	2%	1,037	7%
Interest and other income, net	506	3%	365	3%

Income (loss) before income taxes	843	5%	1,402	10%
Provision (benefit) for income taxes	348	2%	596	4%

Net income (loss)	$495	3%	$806	6%

#	- Less than 1%
Net Sales
     For the three months ended March 31, 2007 and 2006, sales by product line and by geography were as follows (dollars in thousands):

	Three Months Ended March 31,
	2007		2006
Sales by Product Line
TASER X26	$9,282	61%	$9,197	66%
TASER Cam	625	4%	—	0%
ADVANCED TASER	541	4%	695	5%
AIR TASER	23	#	29	#
Single Cartridges	4,039	26%	3,550	26%
Other	792	5%	423	3%

Total	$15,302	100%	$13,894	100%

#	- Less than 1%

	For the Three Months Ended March 31,
	2007	2006
Sales by Geographic Area
United States	88%	92%
Other Countries	12%	8%

Total	100%	100%

Net sales increased $1.4 million, or 10%, to $15.3 million for the first quarter of 2007 compared to $13.9 million for the first quarter of 2006. The growth was primarily driven by $625,000 of TASERCam sales which were not sold until the second quarter of 2006 and a $489,000 increase in sales of single cartridges which is mainly attributable to a larger installed base of law enforcement agencies deploying TASER technology and, to a lesser extent, a small price increase to partially offset increased materials costs. Sales of the TASER X26 product line increased marginally to $9.3 million for the first quarter of 2007 compared to $9.2 million for the first quarter of 2006. Other sales include warranty, research funding, training and shipping revenues net of cash and distributor discounts. International sales for the first quarter of 2007 represented approximately $1.8 million, or 12% of total net sales, compared to international sales of $1.1 million, or 8% of total net sales for the first quarter of 2006.
Cost of Products Sold
     Cost of products sold increased by $1.5 million, or 30%, to $6.4 million for the first quarter of 2007 compared to $4.9 million for the first quarter of 2006. As a percentage of net sales, cost of products sold increased to 42% for the first quarter of 2007 compared to 36% for the first quarter of 2006. The increase in cost of products sold as a percentage of net sales was driven by a combination of factors. In particular, we experienced a change in sales mix with the introduction of our lower margin TASERCam product as well as an increase in cartridge sales. Additionally we experienced a rise in raw material costs due to higher price of cartridge components, plastics and printed circuit board assemblies. During the first quarter of 2007, we also invested in our manufacturing infrastructure for the production of a new product by hiring new production operators and transferring existing employees to the new production lines. As a result, temporary labor and overtime costs increased to backfill forecasted production requirements which, in turn, drove up our average labor rate per hour. Finally, due to increased production throughput, some supplier quality issues and some operator related issues on our assembly lines, production scrap increased by approximately $200,000.
Gross Margin
     Gross margin decreased $66,000, or less than 1%, to $8.9 million for the first quarter of 2007 compared to $9.0 million for the first quarter of 2006. As a percentage of net sales, gross margins decreased to 58% for the first quarter of 2007 compared to 64% for the first quarter of 2006. The decrease in gross margin was attributable to the increased percentage of direct and indirect costs as a percentage of net sales for the reasons noted above.
Sales, General and Administrative Expenses
     For the three months ended March 31, 2007 and 2006, sales, general and administrative expenses were comprised as follows (amounts in thousands):

	Three Months Ended March 31,
			$	%
	2007	2006	Change	Change
Salaries and benefits	$1,701	$1,394	$307	22.0%
D&O and liability insurance	476	532	(56)	-10.5%
Depreciation	405	401	4	#
Stock-based compensation	188	267	(79)	#
Legal, professional and accounting fees	1,765	1,956	(191)	-9.8%
Travel and meals	861	669	192	28.7%
Other	2,186	2,035	151	7.4%

Total	$7,582	$7,254	$328	4.5%

Sales, general and administrative as % of net sales	50%	52%

#	- Less than 1%
     Sales, general and administrative expenses were $7.6 million and $7.3 million in the first quarter of 2007 and 2006, respectively, an increase of $328,000, or 5% for the 2007 period compared to the 2006 period. As a percentage of total net sales, sales, general and administrative expenses decreased to 50% for the first quarter of 2007 compared to 52% for the first quarter of 2006. The dollar increase for the first quarter of 2007 over the same period in 2006 is substantially attributable to a $307,000, or 22%, growth in salaries and benefits related to an increase in personnel to support the expansion of our business infrastructure combined with annual salary increases. In addition, travel and meals expenses increased $192,000 primarily due to attendance at several large consumer product and tradeshows to introduce and promote the TASER C2 product launch. These increases were partially offset by a decrease in legal, professional and accounting fees of $191,000 primarily due to a reduction in the level of expert witness fees used in litigation and lower accounting fees.

Research and Development Expenses
     Research and development expenses increased $307,000, or 46%, to $971,000 for the first quarter of 2007 compared to $664,000 for the first quarter of 2006. The increase is predominantly related to growth in salary, supplies, tooling and consulting costs to support our continuing efforts to develop for manufacture new products such as the TASER C2 and the XREP (Extended Range Electro-Muscular Projectile).
Interest and Other Income, Net
     Interest and other income increased $141,000 or 38%, to $506,000 for the first quarter of 2007 compared to $365,000 for the first quarter of 2006. The increase in interest income is primarily attributable to higher average yields on our investments. Our cash and investment accounts earned interest at an approximate average rate of 4.6% during the first quarter of 2007 compared to 3.3% during the first quarter of 2006. Interest expense related to capital lease obligations was $1,500 and $2,000 for the three months ended March 31, 2007 and 2006, respectively.
Income Taxes
     The provision for income taxes decreased by $248,000 to $348,000 for the first quarter of 2007 compared to $596,000 for the first quarter of 2006. This is attributable to the decrease in income before provision for income taxes to $843,000 in the first quarter of 2007 compared to $1.4 million for the same period in the prior year.
     Our effective income tax rate for the first quarter of 2007 was 41.3% compared to 42.5% for the first quarter of 2006. The decrease in the effective tax rate is due to the impact of R&D tax credits that were extended by the IRS in the fourth quarter of 2006.
Net Income
     Net income decreased by $311,000 to $495,000 for the first quarter of 2007 compared to $806,000 for the same period in the prior year. Income per basic and diluted share was $0.01 for both the first quarters of 2007 and 2006, respectively.
Liquidity and Capital Resources
Liquidity

	As of
	March 31, 2007	December 31, 2006
	(In thousands)
Cash, cash equivalents and short term investments	$16,073	$22,331
Accounts receivable, net	7,494	10,068
Inventory	10,312	9,258
Accounts payable and accrued liabilities	6,057	6,789
Working Capital	$36,278	$37,814
     As of March 31, 2007, we had $16.1 million in cash, cash equivalents and short term investments, a decrease of $6.3 million from December 31, 2006 which is primarily attributable to the final $8.0 million payment for the settlement of our shareholder litigation as described in note 11 to our financial statements included in this report. The final payment was made in cash rather than stock at our discretion.

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net cash provided (used) by operating activities	$(5,483)	$1,963
Net cash provided (used) by investing activities	2,314	(4,136)
Net cash provided by financing activities	$469	$88
     Net cash used by operating activities for the first three months of 2007 of $5.5 million was mainly attributable to the final $8.0 million cash payment for the shareholder litigation settlement, a $1.1 million increase in finished goods inventory related to some significant sales orders which were anticipated to ship in the first quarter but were delayed until the second quarter of 2007 and a $732,000 decrease in accounts payable and accrued liabilities mainly due to a difference in timing of period end payments. These uses of cash were partially offset by our net income for the period of $495,000, a $2.6 million decrease in accounts receivable due to the lower sales levels in the first quarter of 2007 compared to the fourth quarter of 2006 and total non-cash expenses incurred of $1.6 million which includes $569,000 of depreciation and amortization, $518,000 of deferred taxes and $262,000 of stock-based compensation expense.
     We generated $2.3 million from investing activities during the three months ended March 31, 2007 which was comprised of a $3.5 million net decrease in our investments partially offset by $1.1 million in acquisitions of property and equipment, which mainly related to production equipment for the TASER C2 manufacturing line and capitalized website development costs.
     During the first three months of 2007, we generated $469,000 from financing activities attributable to stock options exercised in the period.

Capital Resources
     On March 31, 2007, we had total cash and investments of $41.6 million and $0.1 million of capital lease obligations outstanding.
     We negotiated a revolving line of credit on July 13, 2004 through a domestic bank. The total availability on the line is $10 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on June 30, 2008 and requires monthly payments of interest only. At March 31, 2007, there was a calculated availability of $7.6 million based on the defined borrowing base, which is based on our eligible accounts receivable and inventory. However, there was no outstanding balance under the line of credit at March 31, 2007, and no borrowings under the line as of the date of the filing of this Form 10-Q.
     We believe that our existing balance of cash and investments of $41.6 million as of March 31, 2007, together with cash expected to be generated from operations and availability under the line of credit will be adequate to fund our operations for at least the next 12 months. However, we may require additional resources to expedite manufacturing of new and existing technologies in order to meet possible demand for our products. Although we believe financing will be available at terms favorable to us, both through our existing credit lines and possible additional equity financing, there is no assurance that such funding will be available, or on terms acceptable to us.
Commitments and Contingencies
     There have been no material changes in future contractual financial obligations as of March 31, 2007 compared to the information at December 31, 2006 set forth in our Annual Report on Form 10-K.
Off Balance Sheet Arrangements
     We had no off balance sheet arrangements as of March 31, 2007.
Critical Accounting Estimates
     We have identified the following accounting estimates as critical to our business operations and the understanding of our results of operations. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The effect of these estimates on our business operations is discussed below.
Standard Warranty Costs
     We warrant our products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective TASER unit for a fee. We track historical data related to returns and related warranty costs on a quarterly basis, and estimate future warranty claims by applying our four quarter average return rate to our product sales for the period. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of March 31, 2007, our reserve for warranty returns was $787,000 compared to a $713,000 reserve at December 31, 2006. In the event that product returns under warranty differ from our estimates, changes to warranty reserves might become necessary.
Inventory
     Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost, which approximates the first-in, first-out (FIFO) method. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory was $239,000 at March 31, 2007 compared to $223,000 at December 31, 2006. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves might become necessary.
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
Income Taxes
     Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes , establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS No. 109, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carryforwards. We are currently under audit by the United States Internal Revenue Service for our 2004 fiscal year. We are unable to determine the outcome of the process at this time. There can be no assurance that the final outcome of this audit will not have an adverse effect on our future operating results.
     In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which became effective for us beginning in 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Under FIN 48, management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties. We adopted the provisions of FIN 48 effective January 1, 2007. The impact on our reassessment of our tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity. Our estimates are based on the information available to us at the time we prepare the income tax provisions. We generally file our annual income tax returns several months after our fiscal year end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
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
     In preparing our financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As a result of the shareholder litigation settlement expense recorded in the second quarter of 2006, we recorded a valuation allowance of $250,000 in 2006 against our deferred tax assets for Arizona NOL’s. We believe that, other than as previously described, as of March 31, 2007, based on our evaluation, no additional valuation allowance was deemed necessary as it is more likely than not that our net deferred tax assets will be realized. However, the deferred tax asset could be reduced in the near term if estimates of taxable income during the carryforward period are reduced.
Stock Based Compensation
     We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. We use the Black-Scholes-Merton option pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). We contracted with a third-party consultant who utilized our historical data to validate our assumptions for the 2007 option grants. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on our statements of operations. Refer to Note 2c to our financial statements for further discussion of how we determined our valuation assumptions.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     We invest in a limited number of financial instruments, consisting principally of investments in high-credit quality government sponsored entity securities, denominated in United States dollars.
     We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS No. 115). All of our cash equivalents and marketable securities are treated as “held-to-maturity” under SFAS No. 115. Investments in fixed-rate interest earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity,” no gains or losses are recognized due to changes in interest rates and, as such, a 10% change in interest rates would not have a material adverse affect on our results of operations. These securities are reported at amortized cost, which approximates fair value.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting during the fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See discussion of legal proceedings in Note 11 to the financial statements included in PART I, ITEM 1 of this Form 10-Q.
ITEM 1A. RISK FACTORS
We are materially dependent on acceptance of our products by the law enforcement and corrections market, and if law enforcement and corrections agencies do not purchase our products, our revenues will be adversely affected and we may not be able to expand into other markets.
     A substantial number of law enforcement and corrections agencies may not purchase our electronic control devices. In addition, if our products are not widely accepted by the law enforcement and corrections market, we may not be able to expand sales of our products into other markets such as the military market. Law enforcement and corrections agencies may be influenced by claims or perceptions that our devices are unsafe or may be used in an abusive manner. In addition, earlier generation conducted energy devices may have been perceived as ineffective. Sales of our products to these agencies may also be delayed or limited by these claims or perceptions.
We substantially depend on sales of our TASER X26 products, and if these products are not widely accepted, our growth prospects will be diminished.
     In the three months ended March 31, 2007 and in fiscal 2006, we derived our revenues predominantly from sales of the TASER X26 brand devices and related cartridges, and expect to depend on sales of these products for the foreseeable future. A decrease in the prices of or demand for these products, or their failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.
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
     Our products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. Our products may be associated with these injuries. A person injured in a confrontation or otherwise in connection with the use of our products may bring legal action against us to recover damages on the basis of theories including personal injury, wrongful death, negligent design, defective product or inadequate warning. We are currently subject to a number of such lawsuits. We may also be subject to lawsuits involving allegations of misuse of our products. If successful, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition. Although we carry product liability insurance, we incur large legal expenses within our self insured retention in defending these lawsuits and significant litigation could also result in a diversion of management’s attention and resources, negative publicity and a potential award of monetary damages in excess of our insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that our existing or any future litigation will not have a material adverse effect on our revenues, our financial condition or financial results.
Pending litigation may subject us to significant litigation costs, judgments, fines and penalties in excess of insurance coverage, and divert management attention from our business.
     We are involved in numerous litigation matters relating to our products or the use of such products, litigation against persons who we believe have defamed our products, litigation against medical examiners who we believe made errors in their autopsy reports, litigation against a competitor and litigation against our former patent attorney. We were also involved in shareholder class action and shareholder derivative lawsuits. Such matters have resulted and are expected to continue to result in substantial costs to us and a likely diversion of our management’s attention, which could adversely affect our business, financial condition or operating results. In particular, in 2006 we reached an agreement to settle our shareholder class action lawsuits and derivative lawsuits for approximately $21.75 million, of which approximately $4.1 million was covered by insurance.

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
     Our future success will depend on our ability to develop new products or new product features that achieve market acceptance in a timely and cost-effective manner. The development of new products and new product features is complex, and we may experience delays in completing the development and introduction of new products or new features. We cannot provide any assurance that products or new features that we may develop in the future will achieve market acceptance. If we fail to develop new products or new product features on a timely basis that achieve market acceptance, our business, financial results and competitive position could be adversely affected.
We expend significant resources in anticipation of a sale due to our lengthy sales cycle and may receive no revenue in return.
     Generally, law enforcement and corrections agencies consider a wide range of issues before committing to purchase our products, including product benefits, training costs, the cost to use our products in addition to or in place of other non-lethal products, budget constraints and product reliability, safety and efficacy. The length of our sales cycle may range from a few weeks to as long as several years. Adverse publicity surrounding our products or the safety of such products has in the past and could in the future lengthen our sales cycle with customers. In the first quarter of 2007, our sales were adversely affected by a longer than expected sales cycle on certain orders. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our products by potential customers before they place an order. If these potential customers do not purchase our products, we will have expended significant resources and received no revenue in return.
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
     We may be subject to various state, federal and international laws and regulations governing the environment, including restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of those products. The EU has published Directives on the restriction of certain hazardous substances in electronic and electrical equipment (the RoHS Directive) which became effective in July 2006, and on electronic and electrical waste management (the WEEE Directive). The RoHS Directive restricts the use of a number of substances, including lead. The Waste Electrical and Electronic Equipment Directive, or WEEE directs members of the European Union to enact laws, regulations, and administrative provisions to ensure that producers of electric and electronic equipment are financially responsible for the collection, recycling, treatment and environmentally responsible disposal of certain products sold into the market after August 15, 2005 and from products in use prior to that date that are being replaced. This legislation may increase our cost of doing business internationally and adversely impact our revenues from EU countries as we comply with and implement these new requirements. In addition, similar environmental legislation has been or may be enacted in other jurisdictions, including the U.S. (under federal and state laws) and other countries, the cumulative impact of which could be significant.
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
     Our US patents only protect us from imported infringing products coming into the US from abroad. We have made applications for patents in a few foreign countries; however, these may be inadequate to protect markets for our products in other foreign countries. Each foreign patent is examined and granted according to the law of the country where it was filed independent of whether a US patent on similar technology was granted.
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
     The law enforcement and corrections market is highly competitive. We face competition from numerous larger, better capitalized and more widely known companies that make other non-lethal devices and products. Increased competition may result in greater pricing pressure, lower gross margins and reduced sales. During 2006, one of our competitors introduced a new device to compete with the TASER X26. We are unable to predict the impact such product will have on our sales or our sales cycle, but existing or potential customers may choose to evaluate such product which could lengthen our sales cycle and potentially reduce our future sales.
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
     Our revenues and operating results have varied significantly in the past and may vary significantly in the future due to various factors, including, but not limited to:
•	market acceptance of our products and services

•	the outcome of any existing or future litigation

•	adverse publicity surrounding our products, the safety of our products, or the use of our products

•	increased raw material expenses

•	changes in our operating expenses

•	regulatory changes that may affect the marketability of our products

•	budgetary cycles of municipal, state and federal law enforcement and corrections agencies

•	the outcome of any current or future tax audits.
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
     Because of these material weaknesses, there was a heightened risk that a material misstatement of our annual or quarterly financial statements would not be prevented or detected. While we have completed our remediation efforts to address these material weaknesses and while we did not identify any materials weaknesses at December 31, 2006, we cannot assure you that material weaknesses will not occur in future periods. If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting. We have incurred, and expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or our independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor confidence in us may be adversely affected and could cause a decline in the market price of our stock.
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
     We experienced significant revenue growth in 2006 compared to 2005. To the extent demand for our products increases significantly in future periods, one of our key challenges will be to ramp our production capacity to meet sales demand, while maintaining product quality. Our primary strategies to accomplish this include increasing the physical size of our assembly facilities, the hiring of additional production staff, and the implementation of customized automation equipment. We have limited previous experience in implementing automation equipment, and the investments made on this equipment may not yield the anticipated labor and material efficiencies. Our inability to meet any future increase in sales demand or effectively manage our expansion could have a material adverse affect on our revenues, financial results and financial condition.
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

TASER INTERNATIONAL, INC. (Registrant)
Date: May 10, 2007	/s/ Patrick W. Smith
Patrick W. Smith,
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2007	/s/ Daniel M. Behrendt
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