Form 10-Q
period 2007-06-30
TASER INTERNATIONAL INC
filed 2007-08-09
CIK 1069183

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 62,934,697 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of August 6, 2007.

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TASER INTERNATIONAL, INC.
BALANCE SHEETS
(UNAUDITED)

	June 30, 2007	December 31, 2006
ASSETS

Current assets
Cash and cash equivalents	$20,533,196	$18,773,685
Short-term investments	2,980,297	3,557,289
Accounts receivable, net of allowance of $109,000 and $110,000 in 2007 and 2006, respectively	14,896,802	10,068,049
Inventory	9,947,077	9,257,746
Prepaids and other assets	1,885,628	2,164,002
Current deferred income tax assets	8,667,952	12,295,493

Total current assets	58,910,952	56,116,264
Long-term investments	20,988,796	25,477,574
Property and equipment, net	21,287,980	20,842,632
Deferred income tax assets	16,385,344	15,868,719
Intangible assets, net	1,735,766	1,532,500

Total assets	$119,308,838	$119,837,689

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of capital lease obligations	$39,334	$45,214
Accounts payable and accrued liabilities	6,959,982	6,789,474
Current deferred revenue	1,293,786	1,037,441
Deferred insurance settlement proceeds	508,114	509,067
Litigation settlement liabilities	—	9,750,000
Customer deposits	533,419	171,492

Total current liabilities	9,334,635	18,302,688
Capital lease obligations, net of current portion	14,522	30,974
Deferred revenue, net of current portion	2,637,479	1,975,489
Other liabilities	—	199,999

Total liabilities	11,986,636	20,509,150

Commitments and Contingencies	—	—

Stockholders’ equity

Preferred stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—

Common stock, $0.00001 par value per share; 200 million shares authorized; 62,835,894 and 61,939,974 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	631	622
Additional paid-in capital	84,429,551	80,629,659
Treasury stock, 300,000 shares	(2,208,957)	(2,208,957)
Retained earnings	25,100,977	20,907,215

Total stockholders’ equity	107,322,202	99,328,539

Total liabilities and stockholders’ equity	$119,308,838	$119,837,689

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Net Sales	$25,863,376	$16,225,197	$41,165,191	$30,118,760

Cost of Products Sold:
Direct manufacturing expense	7,338,890	4,229,384	11,947,459	7,758,785
Indirect manufacturing expense (1)	2,993,227	1,605,190	4,797,444	3,014,658

Total Cost of Products Sold	10,332,117	5,834,574	16,744,903	10,773,443

Gross Margin	15,531,259	10,390,623	24,420,288	19,345,317

Sales, general and administrative expenses (1)	8,344,927	7,603,035	15,926,835	14,857,347
Research and development expenses (1)	1,262,849	562,991	2,233,635	1,226,801
Shareholder litigation settlement expense	—	17,650,000	—	17,650,000

Income (loss) from operations	5,923,483	(15,425,403)	6,259,818	(14,388,831)

Interest and other income, net	427,033	428,594	933,402	793,910

Income (loss) before provision (benefit) for income taxes	6,350,516	(14,996,809)	7,193,220	(13,594,921)
Provision (benefit) for income taxes	2,651,308	(5,390,225)	2,999,458	(4,794,316)

Net income (loss)	$3,699,208	$(9,606,584)	$4,193,762	$(8,800,605)

Income (loss) per common and common equivalent shares
Basic	$0.06	$(0.15)	$0.07	$(0.14)
Diluted	$0.06	(0.15)	0.06	$(0.14)

Weighted average number of common and common equivalent shares outstanding
Basic	62,374,946	62,035,485	62,192,193	61,990,714
Diluted	65,214,726	62,035,485	64,928,190	61,990,714

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
(1) Stock-based compensation was allocated as follows:
Indirect manufacturing expense	$43,704	$30,711	$75,402	$62,545
Sales, general and administrative	238,330	233,236	426,103	500,380
Research and development expenses	47,110	47,701	89,802	110,723

	$329,144	$311,648	$591,307	$673,648

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2007	June 30, 2006

Cash Flows from Operating Activities:
Net income (loss)	$4,193,762	$(8,800,605)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,171,102	1,043,069
Loss on disposal of fixed assets	4,930	—
Provision for excess and obsolete inventory	56,690	3,472
Provision for warranty	548,229	169,125
Stock-based compensation expense	591,307	673,648
Deferred insurance settlement proceeds recognized	(953)	(37,289)
Provision (benefit) for deferred income taxes	3,110,916	(4,939,517)
Change in assets and liabilities:
Accounts receivable	(4,828,753)	(2,385,813)
Inventory	(746,021)	496,246
Prepaids and other assets	278,374	1,566,973
Insurance settlement proceeds receivable	—	(3,925,000)
Accounts payable and accrued liabilities	(577,720)	(20,238)
Deferred revenue	918,335	486,219
Accrued securities settlement	(8,000,000)	21,750,000
Customer deposits	361,927	12,977

Net cash provided by (used for) operating activities	(2,917,875)	6,093,267

Cash Flows from Investing Activities:
Purchases of investments	(64,647,257)	(63,087,942)
Proceeds from sale of investments	69,713,027	56,913,001
Purchases of property and equipment	(1,592,988)	(995,205)
Purchases of intangible assets	(231,658)	(101,058)

Net cash provided (used) by investing activities	3,241,124	(7,271,204)

Cash Flows from Financing Activities:
Payments under capital leases	(22,332)	(21,306)
Proceeds from options exercised	1,458,594	267,166

Net cash provided by financing activities	1,436,262	245,860

Net increase (decrease) in Cash and Cash Equivalents	1,759,511	(932,077)
Cash and Cash Equivalents, beginning of period	18,773,685	16,351,909

Cash and Cash Equivalents, end of period	$20,533,196	$15,419,832

Supplemental Disclosure:
Cash paid for interest	$2,865	$3,890
Cash paid for income taxes — net	$281,000	$—
Non Cash Transactions—
Common stock issued for shareholder derivative lawsuit settlement	$1,750,000	$—
The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)
1. Company background
     TASER International, Inc. (“TASER” or the “Company”) is a global leader in the development and manufacture of advanced electronic control devices designed for use in law enforcement, corrections, private security and personal defense. The Company’s core expertise includes proprietary, patented technology which is capable of incapacitating highly focused and aggressive subjects. The Company’s proprietary Neuro-Muscular Incapacitation (NMI) technology uses electrical impulses to interfere with a subject’s neuron-muscular system, causing substantial incapacitation regardless of whether the subject feels or responds to pain. The Company’s current flagship products are the TASER X26 and TASER M26 models. Both the X26 and the M26 are hand-held devices which launch two wire-tethered probes at a remote target up to a maximum distance of 35 feet. These wire tethered probes serve to form an electrical connection from the TASER device to the subject, thereby eliminating the need for the user to make close contact with the potentially dangerous target. In addition to the hand-held devices, the Company also sells disposable cartridges which contain the probes, wires, and proprietary nitrogen propulsion system. These cartridges are disposable and provide a recurring revenue stream from the Company’s installed customer base. There are several models of cartridges with ranges from 15 feet to 35 feet and include both electrically active cartridges and inert simulation cartridges used only in training. The Company also sells batteries, chargers, holsters and other accessories including the TASERCam.
     The Company’s products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. A person injured in a confrontation or otherwise in connection with the use of the Company’s products may bring legal action against the Company to recover damages on the basis of theories including personal injury, wrongful death, negligent design, dangerous product or inadequate warning. The Company is currently subject to a number of such lawsuits. The Company may also be subject to lawsuits involving allegations of misuse of its products. The Company has seen and expects to continue to see additional lawsuits filed against it alleging injuries resulting from the use of a TASER device. If successful, personal injury, misuse and other claims could have a material adverse effect on the operating results and financial condition of the Company. Although the Company carries product liability insurance, significant litigation could also result in a diversion of management’s attention and resources, negative publicity and an award of monetary damages in excess of its insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that existing or any future litigation will not have a material adverse effect on the Company’s revenues, financial condition or financial results.
     The Company’s deferred tax asset includes approximately $54.6 million in net operating loss carryforwards. The amount of the deferred tax asset is considered realizable; however, it could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.
2. Summary of significant accounting policies
a. Basis of presentation
     The accompanying unaudited financial statements of TASER International, Inc. include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of June 30, 2007 and 2006 and for the periods then ended. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited financial statements in accordance with applicable rules.
     The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year (or any other period) and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed on March 15, 2007.
b. Segment information
     Management has determined that its operations are comprised of one reportable segment. For the three and six months ended June 30, 2007 and 2006, sales by geographic area were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

United States	79%	88%	82%	90%
Other Countries	21%	12%	18%	10%

Total	100%	100%	100%	100%

     Sales to customers outside the United States are denominated in U.S. dollars. Substantially all assets of the Company are located in the United States.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
c. Stock-Based compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized in the three and six months ended June 30, 2007 and 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method.
     Total stock-based compensation expense recognized in the income statement for the three and six months ended June 30, 2007 was $329,144 and $591,307 before income taxes, respectively, $256,447 and $480,468 of which was related to Incentive Stock Options (“ISOs”) for which no tax benefit is recognized. The total deferred tax benefits related to non-qualified stock options were approximately $41,209 and $52,403 for the three and six months ended June 30, 2007, respectively. Total stock-based compensation expense recognized in the income statement for the three and six months ended June 30, 2006 was $311,648, and $673,648 before income taxes, respectively, $236,134 and $486,621 of which was related to ISOs for which no tax benefit is recognized. The total deferred tax benefits related to non-qualified stock options were approximately $106,000 and $221,000 for the three and six months ended June 30, 2006, respectively. As a result of the adoptions of SFAS No. 123(R) the Company did not tax effect the stock based compensation expenses for tax purposes related to options exercised. The benefit will be recorded when the Company is in a position to realize it with an offset to taxes payable in future periods.
     SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (“BSM”) option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the three and six month periods ended June 30, 2007 and 2006 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Expected life of options	4.00 years	3.49 years	4.00 years	3.49 years
Weighted average volatility	58.52%	69.36%	58.63%	69.00%
Weighted average risk-free interest rate	4.75%	5.02%	4.74%	4.89%
Dividend rate	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of options granted	$5.06	$4.63	$4.98	$4.58
     The expected life of the options represents the estimated period of time until exercise and is based on the Company’s historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on a combination of historical volatility of the Company’s stock and the one-year implied volatility of its traded options for the related vesting periods. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. As stock-based compensation expense is recognized on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company forfeiture rate was calculated based on its historical experience of awards which ultimately vested.
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued

	Earnings Per Share		Earnings Per Share
	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Numerator for basic and diluted earnings per share
Net income (loss)	$3,699,208	$(9,606,584)	$4,193,762	$(8,800,605)

Denominator for basic earnings per share — weighted average shares outstanding	62,374,946	62,035,485	62,192,193	61,990,714
Dilutive effect of shares issuable under stock options outstanding	2,839,780	—	2,735,997	—

Denominator for diluted earnings per share — adjusted weighted average shares outstanding	65,214,726	62,035,485	64,928,190	61,990,714

Net income (loss) per common share
Basic	$0.06	$(0.15)	$0.07	$(0.14)
Diluted	$0.06	$(0.15)	$0.06	$(0.14)
     Basic net income per share is based upon the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2007, the effects of 666,423 and 639,267 stock options, respectively, were excluded from the calculation of diluted net income per share as their effect would have been antidilutive and increased the net income per share. As a result of the net loss for the three and six months ended June 30, 2006, 2,760,707 and 2,704,115, respectively, of potential dilutive shares were considered anti-dilutive and excluded from the calculation as their effect would have been to reduce the net loss per share.
e. Warranty Costs
     The Company warrants its products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective TASER unit for a fee. The Company also sells extended warranties for periods of up to four years after the expiration of the limited one year warranty. The Company tracks historical data related to returns and related warranty costs on a quarterly basis, and estimates future warranty claims by applying the estimated average return rate to the product sales for the period. Historically, the reserve amount is increased if the Company becomes aware of a component failure that could result in larger than anticipated returns from its customers. After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the ADVANCED TASER device for a fee and the TASER X26 for a prorated discounted price depending on when the product was placed into service. These fees are intended to cover the handling and repair costs and include a profit. A summary of changes in the warranty accrual for the six months ended June 30, 2007 and 2006 is as follows:

	June 30, 2007	June 30, 2006

Balance at Beginning of Period	$713,135	$851,920
Utilization of Accrual	(376,018)	(273,221)
Warranty Expense	548,229	169,125

Balance at End of the Period	$885,346	$747,824

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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”.) SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. Management has not yet determined the impact, if any, the adoption of SFAS No. 157 will have on our financial position.

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
     The following is a summary of cash, cash equivalents and held-to-maturity investments by type at June 30, 2007 and December 31, 2006:

	June 30, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Cash	$10,414,965	$—	$—	$10,414,965	$14,130,112	$—	$—	$14,130,112
Government sponsored entity securities	34,087,324	1,978	(143,019)	33,946,283	33,678,436	3,756	(221,849)	33,460,343

Total cash, cash equivalents and investments	$44,502,289	$1,978	$(143,019)	$44,361,248	$47,808,548	$3,756	$(221,849)	$47,590,455

	June 30,	December 31,
	2007	2006
Government sponsored entity securities reported as:
Cash equivalents	$5,118,231	$4,643,573
Cash equivalents expected to be reinvested into long term investments	5,000,000	$—
Short term investments	2,980,297	3,557,289
Long term investments	20,988,796	25,477,574

	$34,087,324	$33,678,436

     The following table summarizes the contractual maturities of government sponsored entity securities at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006

Less than 1 year	$29,087,324	$22,694,186
1-3 years	5,000,000	10,984,250

	$34,087,324	$33,678,436

     The following table provides information about held-to-maturity investments with gross unrealized losses and the length of time that individual investments have been in a continuous unrealized loss position at June 30, 2007:

	Less than 12 months		12 months or more		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Government sponsored entity securities	$13,049,643	$(48,885)	$13,899,360	$(94,134)	$26,949,003	$(143,019)
     The unrealized losses on the Company’s investment in government sponsored entity securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government and, accordingly it is expected that the securities would not be settled for a price less than the amortized cost of the investment. Since the decline in fair value was attributable to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2007.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
4. Inventory
     Inventory is stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials which approximates the first-in, first-out (FIFO) method and manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. Inventories as of June 30, 2007 and December 31, 2006 consist of the following:

	June 30, 2007	December 31, 2006

Raw materials and work-in-process	$6,785,790	$5,990,238
Finished goods	3,332,197	3,490,709
Reserve for excess and obsolete inventory	(170,910)	(223,201)

Total Inventory	$9,947,077	$9,257,746

5. Intangible assets
     Intangible assets consist of the following at June 30, 2007 and December 31, 2006:

		June 30, 2007			December 31, 2006
		Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
TASER.com domain name	5 Years	$60,000	$60,000	$—	$60,000	$60,000	$—
Issued patents	4 to 15 Years	272,010	98,264	173,746	248,984	84,248	164,736
Issued trademarks	9 to 11 Years	20,637	3,005	17,632	15,434	2,200	13,234
Non compete agreements	5 to 7 Years	150,000	38,571	111,429	50,000	25,000	25,000

		502,647	199,840	302,807	374,418	171,448	202,970

Unamortized intangible assets:
TASER Trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		532,959		532,959	429,530		429,530

		1,432,959		1,432,959	1,329,530		1,329,530

Total intangible assets		$1,935,606	$199,840	$1,735,766	$1,703,948	$171,448	$1,532,500

     Amortization expense for the three and six months ended June 30, 2007 was $14,465 and $28,392, respectively. Amortization expense for the three and six months ended June 30, 2006 was $9,129 and $20,145, respectively. Estimated amortization expense of intangible assets for the balance of 2007, the next four years and thereafter is as follows:

2007	$29,247
2008	58,493
2009	46,749
2010	38,773
2011	31,060
Thereafter	98,485

$302,807

6. Accounts payable and accrued liabilities
     Accounts payable and accrued liabilities consist of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Accounts payable	$3,788,518	$4,554,203
Accrued salaries and benefits	1,465,139	832,576
Accrued expenses	820,979	689,560
Accrued warranty expense	885,346	713,135

Total	$6,959,982	$6,789,474

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
7. Income taxes
     The deferred income tax assets at June 30, 2007 is comprised primarily of a net operating loss carryforward, which resulted from the compensation expense the Company recorded for income tax purposes when employees exercised stock options in 2004. For the three and six months ended June 30, 2007, the Company did not recognize additional tax benefits related to stock options exercised. Additionally, warranty and inventory reserves, accrued vacation and other items have contributed to the deferred income tax assets.
     The Company’s total current and long term deferred tax assets at June 30, 2007 is $25.1 million. In preparing the Company’s financial statements, the Company has assessed the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As a result of the shareholder litigation settlement expense recorded in the second quarter of 2006, the Company has determined that it is more likely than not that its net operating loss carryforwards for the state of Arizona, which expire in 2009, will not be fully realized. Accordingly, the Company has a valuation allowance of $250,000, against its deferred tax assets as of June 30, 2007. Management believes that, other than as previously described, as of June 30, 2007, based on an evaluation and projections of future sales and profitability, no other valuation allowance was deemed necessary as the Company concluded that it is more likely than not that the Company’s net deferred tax assets will be realized. However, the deferred tax asset could be reduced in the near-term if estimates of future taxable income during the carryforward period are reduced.
     In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which became effective for the Company beginning in 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Under FIN 48, management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties. The Company adopted the provisions of FIN 48 effective January 1, 2007. The impact on the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity.
     The Company is currently under audit by the United States Internal Revenue Service for 2004. The Company is unable to determine the outcome of the audit process at this time. There can be no assurance the outcome of this audit will not have an adverse effect on the Company’s future operating results. See note 10.
8. Stockholders equity
Stock Award Activity
     At June 30, 2007, the Company had three stock-based compensation plans, which are described more fully in Note 11 to the financial statements included in the Company’s Annual Report on Form 10-K as filed on March 15, 2007.
     The following table summarizes the stock options available and outstanding as of June 30, 2007 as well as activity during the six months then ended:

		Outstanding Options
	Shares Available		Weighted Average
	for Grant	Number of options	Exercise Price

Balance at December 31, 2006	5,340,411	5,902,182	$5.13
Granted	(490,538)	490,538	$10.06
Exercised	—	(679,565)	$2.15
Expired/terminated	64,731	(64,731)	$9.54

Balance at June 30, 2007	4,914,604	5,648,424	$5.87

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
The options outstanding as of June 30, 2007 have been segregated into five ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Exercise	Remaining	Number	Exercise
Range of Exercise Price	Outstanding	Price	Contractual Life	Exercisable	Price

$0.28 — $0.99	1,258,201	$0.36	5.4	1,258,201	$0.36
$1.03 — $2.41	1,134,730	$1.54	5.1	1,134,730	$1.54
$5.89 — $9.93	2,326,130	$8.07	6.8	2,146,250	$8.07
$10.10 — $19.76	865,963	$12.25	8.6	391,495	$14.38
$20.12 — $29.98	63,400	$23.96	7.0	60,369	$23.81

$0.28 — $29.98	5,648,424	$5.87	6.4	4,991,045	$5.33

     At June 30, 2007, the Company had 657,379 unvested options outstanding with a weighted average exercise price of $9.92 per share and weighted average remaining contractual life of 9.5 years. Of the unvested options outstanding, the Company expects that 643,705 options will ultimately vest based on its historical experience.
     Aggregate intrinsic value of options outstanding and options exercisable at June 30, 2007 was $47.1 million and $44.4 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $13.96, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $4.8 million and $0.9 million for the six month periods ended June 30, 2007 and 2006, respectively. As of June 30, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $3.3 million, which is expected to be recognized over a weighted average period of approximately 16.5 months.
     The total fair value of options exercisable at June 30, 2007 and June 30, 2006 was $13.8 million and $14.3 million, respectively.
9. Line of credit
     The Company has a line of credit agreement with a bank which provides for a total availability of $10 million. The line is secured primarily by the Company’s accounts receivable and inventory and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime. The availability under this line is computed on a monthly borrowing base, which is based on the Company’s eligible accounts receivable and inventory. The line of credit matures on June 30, 2008 and requires monthly payments of interest only. At June 30, 2007 the available borrowing was $10.0 million and there was no amount outstanding under the line of credit. There have been no borrowings under the line of credit to date.
     The Company’s agreement with the bank requires the Company to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage ratios. At June 30, 2007, the Company was in compliance with all such covenants.
10. Commitments and Contingencies
Equipment purchase commitment
     On July 2, 2007, the Company entered into a contract with ATS Automation Tooling Systems Inc. (“ATS”) for the purchase of equipment at a cost of approximately $7.8 million. The equipment is expected to be delivered to and installed at the Company’s facility in 2008. Payments will be made in installments, with an initial $3.1 million to be paid in 2007 and the balance in 2008.
Proposed assessment for failure to timely deposit payroll taxes related to option exercises
     As part of the audit by the United States Internal Revenue Service (“IRS”) for the Company’s 2004 fiscal year, the IRS has notified the Company that it intends to propose an assessment for failure to timely deposit employment taxes with respect to stock option exercises. At this time the Company has yet to receive the proposed assessment and is unable to reasonably estimate its amount due to uncertainty related to which stock options the assessment will apply. Management believes that it has meritorious defenses against a proposed assessment and intends to vigorously appeal and, if necessary, litigate the matter to obtain a favorable outcome. Accordingly, the Company has not recorded any potential liability with respect to this matter as of June 30, 2007. However, there can be no assurance that an unfavorable outcome of a proposed assessment will not have a material adverse effect on the Company’s future operating results and cash flow.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
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
     On October 11, 2006, the parties filed a joint Stipulation of Settlement and related documents, setting forth terms of settlement including, among other things, full releases of any and all related known or unknown claims among the plaintiff, plaintiff class and the defendants, and payment of $20 million from TASER for the benefit of the plaintiff class to be comprised of $12 million in cash (approximately $4.1 million to be provided from the Directors’ and Officers’ Liability Insurance policy), and $8 million in Company common stock valued as set forth in the Stipulation. At the Company’s election, the stock portion of the settlement may be funded with cash. On December 14, 2006, the Court entered an order, which among other things, approved preliminarily the Stipulation of Settlement, provided for notice of the Settlement, set forth for the submissions of objections to and exclusions from the Settlement, and set a final Settlement Hearing. On March 19, 2007, the Court entered the Final Judgment and Order of Dismissal with Prejudice, which, among other things, approved the settlement terms as set forth in the Stipulation of Settlement and dismissed with prejudice the consolidated securities class actions. The Company made the final payment of $8 million in cash in settlement of the shareholder class action litigation in March 2007. On April 17, 2007, the Court entered an additional order which, among other things, awarded plaintiff’s attorneys’ fees and costs to be paid out of the settlement amount.
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
     On December 8, 2006, the parties filed with the Arizona District Court a joint Stipulation of Settlement and related documents, which set forth the terms of settlement of the Arizona District Court action, the Arizona Superior Court action and the Delaware Chancery Court action. Settlement terms include, among other things, the Company’s adoption of certain corporate governance provisions, settlement between the defendants and the Company’s insurance carrier, and the Company’s payment of plaintiffs’ attorneys’ fees in the amount of $1.75 million in Company common stock valued as set forth in the Stipulation. On December 13, 2006, the Arizona District Court entered an order, which among other things, approved preliminarily the Stipulation of Settlement, provided for notice of the Settlement, set forth for the submissions of objections to the Settlement, and set a final Settlement Hearing. On March 14, 2007, the Arizona District Court entered the Final Judgment and Order of Dismissal with Prejudice, which, among other things, approved the settlement terms as set forth in the Stipulation of Settlement and dismissed with prejudice the Arizona District Court action. On March 20, 2007, the Delaware Chancery Court entered an order granting the parties’ stipulation of dismissal, which, among other things, dismissed with prejudice the Delaware Chancery Court action. On March 23, 2007, the Arizona Superior Court entered an order granting the parties’ stipulation of dismissal, which, among other things, dismissed with prejudice the Arizona Superior Court action. The remaining liability of $1.75 million for settlement of the derivative litigation was paid in stock in the second quarter of 2007.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
Product Liability Litigation
     The Company is currently named as a defendant in 42 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers or during training exercises. Companion cases arising from the same incident have been combined into one for reporting purposes. In addition, 54 other lawsuits have been dismissed and are not included in this number. Three of the lawsuits that have been dismissed or judgment entered in favor of TASER, are on appeal. With respect to each of these pending 42 lawsuits, the following table lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. This table also lists those cases that were dismissed during the most recent fiscal quarter. Cases that were dismissed in prior fiscal quarters are not included in this table. In each of the pending lawsuits, the plaintiff is seeking monetary damages from the Company. The defense of each of these lawsuits has been submitted to our insurance carriers that maintained insurance coverage during these applicable periods and we continue to maintain product liability insurance coverage with varying limits and deductibles. Our product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $500,000 in per incident deductibles. We are defending each of these lawsuits vigorously.

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Alvarado	4/2003	CA Superior Court	Wrongful Death	Jury Verdict for TASER, Appeal Pending

City of Madera	6/2003	CA Superior Court	Wrongful Death	Dismissed by Summary Judgment, Appeal Pending

Glowczenski	10/2004	US District Court, ED NY	Wrongful Death	Discovery Phase

LeBlanc	12/2004	CA Superior Court, Los Angeles County	Wrongful Death	Discovery Phase

M. Elsholtz	12/2004	TX District Court	Wrongful Death	Discovery Phase

Washington	5/2005	US District Court, ED CA	Wrongful Death	Discovery Phase

Sanders	5/2005	US District Court ED CA	Wrongful Death	Discovery Phase

Graff	9/2005	US District Court, AZ	Wrongful Death	Discovery Phase

Tucker	10/2005	US District Court, NV	Wrongful Death	Discovery Phase

Heston	11/2005	US District Court, ND CA	Wrongful Death	Discovery Phase

Rosa	11/2005	US District Court, ND CA	Wrongful Death	Discovery Phase

Yeagley	11/2005	Hillsborough County Circuit Court, FL	Wrongful Death	Discovery Phase

Neal-Lomax	12/2005	US District Court, NV	Wrongful Death	Discovery Phase

Yanga Williams	12/2005	Gwinnett County State Court, GA	Wrongful Death	Discovery Phase

Mann	12/2005	US District Court, ND GA, Rome Div	Wrongful Death	Discovery Phase

Robert Williams	1/2006	US District Court, TX	Wrongful Death	Discovery Phase

Lee	1/2006	Davidson County, TN Circuit Court	Wrongful Death	Discovery Phase, Trial Scheduled for June 2008.

Zaragoza	2/2006	CA Superior Court, Sacramento County	Wrongful Death	Discovery Phase

Bagnell	7/2006	Supreme Court for British Columbia, Canada	Wrongful Death	Discovery Phase

Salazar	7/2006	Maricopa County Superior Court, AZ	Wrongful Death	Dismissed

Gillson	7/2006	US District Court, NV	Wrongful Death	Discovery Phase

Hollman	8/2006	US District Court, ED NY	Wrongful Death	Discovery Phase

Oliver	9/2006	US District Court, MD FL, Orlando	Wrongful Death	Discovery Phase

Teran/LiSaola	10/2006	CA District Court	Wrongful Death	Discovery Phase

Short, Rhonda	10/2006	US District Court, ND TX, Forth Worth	Wrongful Death	Discovery Phase

Fernandez	11/2006	US District Court, ND CA	Wrongful Death	Discovery Phase

Brown	12/2006	15th Judicial District Court, Lafayette Parish, LA	Wrongful Death	Discovery Phase

Moreno	12/2006	CA Superior Court, Los Angeles County (Companion to LeBlanc Litigation)	Wrongful Death	Discovery Phase

Augustine	1/2007	11th Judicial Circuit Court, Miami-Dade	Wrongful Death	Discovery Phase

Nunez	1/2007	County, FL US District Court, ND TX, Amarilllo	Wrongful Death	Dismissed

Smith	2/2007	Civil District Court, Orleans Parish, LA	Wrongful Death	Discovery Phase

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Pierson, Preston	2/2007	Superior Court of CA, San Bernardino County US District Court	Wrongful Death	Dismissed

Toloskdo-Parker	5/2007	N D, CA	Wrongful Death	Complaint Served

McCargo	5/2007	Circuit Court Bradley County, TN	Wrongful Death	Dismissed

Powers	11/2003	AZ Superior Court	Training Injury	Verdict for TASER, Appeal Pending

Cook	8/2004	NV District Court	Training Injury	Dismissed

Gerdon	8/2005	AZ Superior Court	Training Injury	Dismissed

Herring	8/2005	Circuit Court of City of St. Louis, MO	Training Injury	Dismissed

Stewart	10/2005	Circuit Court for Broward County, FL	Training Injury	Discovery Phase

Lewandowski	1/2006	US District Court, NV	Training Injury	Partial Motion to Dismiss Granted, Discovery Phase

Peterson	1/2006	US District Court, NV	Training Injury	Discovery Phase

Husband	3/2006	British Columbia Supreme Court, Canada	Training Injury	Discovery Phase

Richthofen	7/2006	22nd Judicial District Court, St. Tammany Parish, LA	Training Injury	Dismissed

Wilson	8/2006	US District Court, ND GA	Training Injury	Discovery Phase

Diamond	8/2006	Circuit Court, Douglas County, Oregon	Training Injury	Dismissed

Bynum	10/2005	US District Court SD NY	Injury During Arrest	Discovery Phase

Lopez	11/2005	US District Court, ND IL Eastern Div	Injury During Police Call	Discovery Phase

Bellemore	2/2006	AZ Superior Court	Injury During Arrest	Discovery Phase

Wieffenbach	6/2006	Circuit Court of 12th Judicial District, Will County, Il	Injury During Arrest	Discovery Phase

Cruz	7/2006	CA Superior Court, Los Angeles County	Injury During Arrest	Discovery Phase

Molina	9/2006	US District Court, ND West Virginia	Injury During Detention	Discovery Phase

Short, Harvey	10/2006	US District Court, SD West Virginia	Injury During Arrest	Complaint Served

Payne	10/2006	Circuit Court of Cook County, Illinois	Injury During Arrest	Discovery Phase

Powell	12/2006	US District Court, ND IL, Eastern Division	Injury During Arrest (3rd Party Complaint against TASER)	Complaint Served

Gomez	5/2007	Circuit Court 11th Judicial Dist. FL	Injury During Arrest	Complaint Served

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
     In December 2005, the Company received a defense verdict in the Samuel Powers v. TASER International personal injury case. As part of its legal strategy to aggressively defend these cases, the Company entered into a settlement agreement with its own insurance provider in order to prevent its insurance provider from settling the case with the plaintiff. Under the terms of the settlement, the Company received $575,000 from its liability insurance provider associated with a settlement and release agreement and the Company assumed all future potential liability and costs from and after the date the settlement and release agreement was signed. After offsetting approximately $146,000 through June 30, 2007 in legal expenses to defend and win the trial and cover the subsequent costs of appeal, the Company has a remaining balance of approximately $429,000 which is recorded as deferred proceeds on its balance sheet. This deferred income will be used to cover any costs through all appeals and the remaining balance if any will be recorded as “other income” when final resolution is completed. During the three months ended June 30, 2007, the Company was credited approximately $36,000 for a refund check received for recovery of certain costs from Powers, resulting in a net credit to deferred income of $33,000 and $3,000 for the three and six months ended June 30, 2007, respectively. During the three and six months ended June 30, 2006, the Company expended approximately $3,000 and $37,000, respectively, in connection with the appeal and reduced the deferred insurance settlement amount by these costs.
     In November 2006, the Company received a defense verdict in the Alvarado v. Taser International in-custody death case. In September 2006, as part of its legal strategy to aggressively defend these cases, the Company entered into a settlement agreement with its own insurance provider in order to prevent its insurance provider from settling the case with the plaintiff. Under the terms of the settlement, the Company received $225,000 from its liability insurance provider associated with a settlement and release agreement and the Company assumed all future potential liability and costs from and after the date the settlement and release agreement was signed. The Company has recorded the $225,000 as deferred insurance settlement proceeds on its balance sheet. This deferred income will be used to cover any costs through all appeals and the remaining balance if any will be recorded as “other income” when final resolution is completed. After offsetting approximately $146,000 through June 30, 2007 in legal expenses for the trial and appeal, the Company has a remaining balance of $79,000 recorded as deferred insurance settlement proceeds on its balance sheet.
Other Litigation
     In February 2005, we filed a complaint in Superior Court for Maricopa County against Thomas G. Watkins III, our former patent attorney, for declaratory judgment, breach of fiduciary duty, constructive fraud, and breach of contract. Mr. Watkins originally filed patent applications on our behalf as our patent attorney for inventions utilized in the TASER X26 device in February and May 2003. In each patent application he filed a declaration stating that Magne Nerheim, our employee, was the sole inventor. These patent applications have been granted and patents have been issued for both applications as U.S. Patent No. US 7,145,762 and U.S. Patent No. US 7,102,870. Mr. Nerheim assigned his interest in these patents to us. In December 2004, Mr. Watkins informed us that he now felt that he was the inventor of a portion of this invention. We vigorously dispute his claim and we believe that we are the sole owner of this invention. On February 14, 2006, U.S. Patent No. US 6,999,295 entitled “Dual Operating Mode Electronic Disabling Device For Generating A Time-Sequenced, Shaped Voltage Output Waveform” was issued to named inventors Thomas G. Watkins, III and Mr. Nerheim. Mr. Nerheim assigned his interest in this patent to us. This patent covers a portion of the technology utilized in the TASER X26 device. This patent was applied for by Mr. Watkins without our knowledge or consent. Since we are a joint owner of this patent, this patent will not restrict us from manufacturing and selling the TASER X26 device. We have other patent applications pending that cover inventions contained in this patent. In March 2006, the Court issued a temporary restraining order and a preliminary injunction preventing Mr. Watkins from selling, assigning, transferring or licensing this patent to a third party during the duration of this litigation. On August 2, 2006, the Court issued an order granting our motion for partial summary judgment on liability, leaving open the matter of remedies and other residual issues for resolution in subsequent proceedings. We filed a motion for summary judgment in January 2007 requesting an equitable assignment or constructive trust of Mr. Watkins interest in U.S. Patent No. US 6,999,295, which motion was granted by the Court in March 2007. On February 5, 2007, the Disciplinary Commission of the Supreme Court of Arizona recommended that Mr. Watkins be disbarred as a result of his conduct in this matter. On May 21, 2007, the Court entered an order and final judgment granting TASER International judgment against Mr. Watkins of all right, title and interest that Watkins have, claim to have or may have in certain United States patents and patent applications and related electrical stun technology, electronic weapon technology, or any component or process thereof, whether or not patented or patentable. The court order further requires Mr. Watkins to execute a written assignment to TASER International assigning all right, title and interest that Mr. Watkins have, claim to have, or may have in these patents as well as related electrical stun technology, electronic weapon technology, or any component or process thereof, whether or not patented or patentable. In addition, the court order permanently enjoins Mr. Watkins from claiming or seeking to obtain ownership rights in any of the above described intellectual property.
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
     In June 2006, we filed a lawsuit in U.S. District Court for the Central District of California against Bestex Company, Inc. for patent infringement, false patent marking, unfair competition and breach of written contract. Bestex filed a counterclaim for unfair competition and false advertising. Both parties filed motions for summary judgment to dismiss the other parties claims, which motions were granted and the matter was resolved on those motions before the Court in January 2007. Bestex has filed a notice of appeal.
     In November 2006, we filed a lawsuit against the Chief Medical Examiner of Summit County, OH, in the Court of Common Pleas of Summit County Ohio, to correct erroneous cause of death determinations relating to the autopsy reports prepared by medical examiner, Dr. Lisa Kohler, which associate the TASER device as being a contributing factor in the deaths of Richard Holcomb and Dennis Hyde. We asked the Court to order a hearing on the appropriate causes of death of Mr. Hyde and Mr. Holcomb, and to order changes in the medical examiner’s cause of death determinations for both Mr. Hyde and Mr. Holcomb removing all references to any TASER device causing or contributing to the causes of death for Mr. Hyde or Mr. Holcomb. Defendant filed a motion to dismiss for lack of standing and that motion was denied by the Court in January 2007. The City of Akron has joined this lawsuit as a co-plaintiff. This case is in the discovery phase.
     In January 2007, we filed a lawsuit in the U.S. District Court for Arizona against Stinger Systems, Inc. alleging patent infringement, patent false marking, and false advertising. Defendant filed an answer and counterclaim for false advertising and punitive damages. Discovery has not yet begun and no trial date has been set.
General
     From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. The Company intends to pursue and defend any lawsuit filed against or by the Company vigorously. Although the Company does not expect the outcome in any individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by the Company’s insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on the Company’s business, operating results or financial condition. The Company may settle a lawsuit in situations where a settlement can be obtained for nuisance value and for an amount that is expected to be less than the cost of defending a lawsuit. One of the training injury lawsuits brought by a law enforcement officer was settled by our insurance company in June 2007 for an amount in excess of nuisance value. The Company did not object to this settlement since its insurance coverage at that time did not cover the cost of defense if the Company won at trial. However, the Company’s insurance coverage at that time provided for a prorata reimbursement of the Company’s costs of defense if the lawsuit was settled. Upon final settlement of this case, the insurance company is expected to pay the Company in excess of $200,000 as reimbursement of the Company’s costs of defense. The Company recognized a reduction in legal expense and an insurance receivable in the amount of $139,000 during the quarter ended March  31, 2007. This receivable has not been collected as of June 20, 2007, and the Company will record a gain for any amount received in excess of the receivable. Due to the confidentiality of the Company’s litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not identify or comment on which lawsuits have been settled or the amount of any settlement.
11. Related Party Transactions
Aircraft charter
The Company reimburses Thomas P. Smith, Chairman of the Company’s Board of Directors and Patrick W. Smith, Chief Executive Officer, for business use of their personal aircraft. For the three and six months ended June 30, 2007, the Company incurred expenses of approximately $123,000 and $217,000, respectively, to Thomas P. Smith. For the three and six months ended June 30, 2006, the Company incurred expenses of approximately $119,000 and $202,000, respectively, to Thomas P. Smith. For the three and six months ended June 30, 2007, the Company incurred expenses of approximately $4,000 and $17,000, respectively, to Patrick W. Smith. No amounts were reimbursed to Patrick W. Smith for the three and six months ended June 30, 2006. At June 30, 2007 and December 31, 2006, the Company had outstanding payables of approximately $26,000 and $36,000, respectively, to Thomas P. Smith. At June 30, 2007, the Company had no outstanding payables due to Patrick W. Smith. The Company believes that the rates charged by Thomas P. Smith and Patrick W. Smith are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
     During the first quarter of 2007, Thomas P. Smith also chartered an aircraft from Thundervolt, LLC, which is 50% owned by Patrick W. Smith, Chief Executive Officer of the Company, for the purposes of business related travel. For the three and six months ended June 30, 2007, the Company incurred expenses of $0 and $30,000, respectively, to reimburse Mr. Thomas P. Smith. The Company believes that the rates charged by Thundervolt, LLC to Mr. Thomas P. Smith are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
     In the first quarter of 2007, the Company also entered into a charter agreement for future use of an aircraft for business travel from Thundervolt, LLC, should the need arise. For the three and six months ended June 30, 2007, the Company did not incur any direct charter expenses from Thundervolt, LLC. The Company believes that the rates charged by Thundervolt, LLC are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
TASER Foundation
     In November 2004, the Company established the TASER Foundation. The TASER Foundation is a 501(c)(3) non-profit corporation and has been granted tax exempt status by the IRS. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Daniel M. Behrendt, an officer of the Company, serves on the Board of Directors of the TASER Foundation. Patrick W. Smith and Thomas P. Smith resigned from the Board of Directors of the TASER Foundation in January 2006. Over half of the initial $1 million endowment was contributed directly by TASER International, Inc. employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the three months and six months ended June 30, 2007, the Company incurred approximately $43,000 and $91,000, respectively, in such administrative costs. For the three months and six months ended June 30, 2006, the Company incurred approximately $44,000 and $120,000, respectively, in such administrative costs. For the three and six months ended June 30, 2007, the Company contributed $0 and $125,000, respectively, to the TASER Foundation. For the three and six months ended June 30, 2006, the Company contributed $0 and $75,000, respectively, to the TASER Foundation.
Consulting services
     Beginning in August 2005, the Company agreed to pay Mark Kroll, a member of the Board of Directors, to provide consultancy services. The cumulative expenses for the three and months ended June 30, 2007 were approximately $76,000 and $124,000, respectively. The cumulative expenses for the three and six months ended June 30, 2006 were approximately $65,000 and $109,000, respectively. At June 30, 2007, the Company had accounts payable of approximately $32,000 related to these services.
12. Employee Benefit Plan
     In January 2006, the Company established a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $15,000. The Company matches 50% of the first 6% of eligible compensation contributed to the Plan by each participant. The Company’s matching contributions cliff vest at 20% per annum and are fully vested after five years of service, at age 59 1/2 regardless of service, upon the death or permanent disability of the employee, or upon termination of the Plan. The Company’s matching contributions to the Plan for the three and six months ended June 30, 2007 were $61,000 and $121,000, respectively. Matching contributions to the Plan for the three and six months ended June 30, 2006 were $48,000 and $92,000, respectively. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following is a discussion of the Company’s financial condition and results of operations for the three and six months ended June 30, 2007 and June 30, 2006. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K filed on March 15, 2007.
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
     Our core expertise includes proprietary, patented technology which is capable of incapacitating highly focused and aggressive subjects. Competing non-lethal weapons rely primarily on pain to dissuade subjects from continuing unwanted behavior. Our proprietary Neuro-Muscular Incapacitation (NMI) technology uses electrical impulses to interfere with a subject’s neuron-muscular system, causing substantial incapacitation regardless of whether the subject feels or responds to pain. Our NMI technology stimulates the motor nerves which control muscular movement.
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

Results of Operations
Three and Six Months Ended June 30, 2007 Compared to the Three and Six Months Ended June 30, 2006
The following table sets forth, for the periods indicated, our statements of operations as well as the percentage relationship to total net revenues of items included in our statements of operations (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006

Net sales	$25,863	100%	$16,225	100%	$41,165	100%	$30,118	100%
Cost of products sold	10,332	40%	5,834	36%	16,745	41%	10,773	36%

Gross margin	15,531	60%	10,391	64%	24,420	59%	19,345	64%
Sales, general and administrative expenses	8,345	32%	7,603	47%	15,926	39%	14,857	49%
Research and development expenses	1,263	5%	563	3%	2,234	5%	1,227	4%
Shareholder litigation settlement expense	—	0%	17,650	109%	—	0%	17,650	59%

Income (loss) from operations	5,923	23%	(15,425)	-95%	6,260	15%	(14,389)	-48%
Interest and other income, net	427	2%	428	3%	933	2%	794	3%

Income (loss) before income taxes	6,350	25%	(14,997)	-92%	7,193	17%	(13,595)	-45%
Provision (benefit) for income taxes	2,651	10%	(5,390)	-33%	2,999	7%	(4,794)	-16%

Net income (loss)	$3,699	14%	$(9,607)	-59%	$4,194	10%	$(8,801)	-29%

Net Sales
     For the three and six months ended June 30, 2007 and 2006, sales by product line and by geography were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Sales by Product Line
TASER X26	$16,656	64.4%	$11,763	72.5%	$25,938	63.0%	$20,960	69.6%
TASER Cam	1,135	4.4%	399	2.5%	1,760	4.3%	399	1.3%
ADVANCED TASER	639	2.5%	743	4.6%	1,180	2.9%	1,438	4.8%
AIR TASER	13	0.0%	37	0.2%	36	0.0%	66	0.2%
Single Cartridges	6,900	26.7%	3,279	20.2%	10,939	26.6%	6,829	22.7%
Research Funding	—	0.0%	—	0.0%	—	0.0%	146	0.5%
Other	520	2.0%	4	0.0%	1,312	3.2%	281	0.9%

Total	$25,863	100.0%	$16,225	100.0%	$41,165	100.0%	$30,119	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States	79%	88%	82%	90%
Other Countries	21%	12%	18%	10%

Total	100%	100%	100%	100%

     Net sales increased $9.6 million, or 59%, to $25.9 million for the second quarter of 2007 compared to $16.2 million for the second quarter of 2006. For the first six months of 2007, net sales were $41.1 million, an increase of $11.0 million, or 37%, over the same period in 2006. The growth in both the second quarter of 2007 and the first six months of 2007 was primarily the result of increased sales to our core law enforcement market with new agencies deploying TASER technology following extensive test and evaluation periods and from agencies continuing to expand the use of TASER devices to their first responders. This resulted in higher sales of the TASER X26 product line which increased $4.9 million to $16.7 million for the second quarter of 2007 compared to $11.8 million for the second quarter of 2006. For the first six months of 2007, sales of the TASER X26 product line were $25.9 million, an increase of $5.0 million, or 24%, over the same period in 2006. Single cartridge sales increased $3.6 million, or 110%, to $6.9 million for the second quarter of 2007 compared to $3.3million for the second quarter of 2006. For the six month period ended June 30, 2007 single cartridge sales were $10.9 million, an increase of $4.1 million, or 60.2%, over the same period in 2006. Also contributing to the growth in net sales for both the three and six months ended June 30, 2007 was the introduction of the TASERCam product which did not go on sale until the end of the second quarter of 2006. Sales of the TASERCam were $1.1 million for the second quarter of 2007, an increase of $0.7 million over the second quarter of 2006 and for the six months of 2007, were $1.8 million an increase of $1.4 million over the same period in 2006. Other sales include warranty, research funding, training and shipping revenues net of cash and distributor discounts. International sales for the second quarter and first six months of 2007 represented approximately $5.5 million, or 21%, and $7.4 million or 18% of total net sales, respectively. This compares to international sales for the second quarter and first six months of 2006 of $1.9 million, or 12%, and $3.0 million, or 10%, of total net sales, respectively.

Cost of Products Sold
     Cost of products sold increased by $4.5 million, or 77%, to $10.3 million for the second quarter of 2007 compared to $5.8 million for the second quarter of 2006. For the first six months of 2007, cost of products sold were $16.7 million, an increase of $5.9 million, or 55%, over the same period in 2006. As a percentage of net sales, cost of products sold increased to 39.9% in the second quarter of 2007 compared to 36.0% in the second quarter of 2006 and to 40.7% for the first six months of 2007 from 35.8% for the same period in 2006. The increase in cost of products sold as a percentage of net sales for both the second quarter and first six months of 2007 was driven by a combination of factors. We experienced a change in sales mix with the growth in lower margin cartridge sales as a percentage of total sales and the introduction of the lower margin TASERCam product. We also experienced a rise in raw material costs due to higher price of plastics and printed circuit board assemblies. These factors led to a 1.8% and 2.6% increase in the cost of products sold as a percentage of net sales for the second quarter and first six months of 2007, respectively, compared to the same periods in 2006. During the first six months of 2007, we invested in our manufacturing infrastructure for the production of our new C2 product by hiring new production operators and transferring existing employees to our C2 production lines. As a result, temporary labor and overtime costs increased to backfill forecasted production requirements which, in turn, drove up the average labor rate and contributed a 0.9% and 1.0% increase in the cost of products sold as a percentage of net sales for the second quarter and first six months of 2007, respectively, compared to the same periods in 2006. Finally, due to increased production throughput, supplier quality and operator related inefficiencies on our assembly lines, production scrap increased, leading to a 1.0% and 1.1% increases in the cost of products sold as a percentage of net sales for the second quarter and first six months of 2007, respectively, compared to the same periods in 2006.
Gross Margin
     Gross margin increased $5.1 million, or 49%, to $15.5 million for the second quarter of 2007 compared to $10.4 million for the second quarter of 2006. As a percentage of net sales, gross margins decreased to 60% for the second quarter of 2007 compared to 64% for the second quarter of 2006. Gross margin increased $5.1 million, or 26%, to $24.4 million for the first six months of 2007 compared to $19.3 million for the same period in 2006. The decrease in gross margin as a percentage of net sales for both the second quarter of 2007 and the first six months of 2007 was attributable to the increased percentage of direct and indirect costs as a percentage of net sales for the reasons noted above under the discussion of cost of products sold.
Sales, General and Administrative Expenses
     For the three and six months ended June 30, 2007 and 2006, sales, general and administrative expenses were comprised as follows (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2007	2006	Change	Change	2007	2006	Change	Change

Salaries and benefits	$1,679	$1,304	$375	28.8%	$3,361	$2,667	$694	26.0%
Legal, professional and accounting fees	1,832	1,803	29	1.6%	3,491	3,759	(268)	-7.1%
Travel and meals	769	961	(192)	-20.0%	1,630	1,630	—	0.0%
D&O and liability insurance	479	530	(51)	-9.6%	955	1,062	(107)	-10.1%
Depreciation	444	400	44	11.0%	849	801	48	6.0%
Stock-based compensation	238	233	5	2.1%	426	501	(75)	-15.0%
Other	2,904	2,372	532	22.4%	5,215	4,437	778	17.5%

Total	$8,345	$7,603	$742	9.8%	$15,927	$14,857	$1,070	7.2%

Sales, general and administrative as % of net sales	32%	47%			39%	49%
     Sales, general and administrative expenses were $8.3 million and $7.6 million in the second quarter of 2007 and 2006, respectively, an increase of $742,000, or 10%. As a percentage of total net sales, sales, general and administrative expenses decreased to 32% for the second quarter of 2007 compared to 47% for the second quarter of 2006. The dollar increase for the second quarter of 2007 over the same period in 2006 is substantially attributable to growth in salaries and benefits related to an increase in personnel (our headcount was 70 at June 30 2007 compared to 63 at June 30, 2006) to support the expansion of our business infrastructure combined with annual salary increase effective January 1, 2007. There was also a $286,000 and $142,000 increase in quarterly bonus expense and commissions, respectively, due to the improved operating results in the second quarter of 2007. These increases were partially offset by a $192,000 decrease in travel and meals expense due to the timing of our annual tactical conference which occurred in the second quarter of 2006 but not until the third quarter in 2007.
     Sales, general and administrative expenses were $15.9 million and $14.9 million in the first six months of 2007 and 2006, respectively, an increase of $1.0 million, or 7%. As a percentage of total net sales, sales, general and administrative expenses decreased to 39% for the first six months of 2007 compared to 49% for the first six months of 2006. The dollar increase for the first six months of 2007 over the same period in 2006 is substantially attributable to growth in salaries and benefits related to an increase in support personnel as noted above. The $777,000 increase in other expense includes a $251,000 increase in year to date bonus expense due to the improved operating results in the second quarter of 2007 and a $294,000 increase in consulting costs primarily due to higher expert witness fees. Offsetting these increases was a $268,000 decrease in legal, professional and accounting costs primarily due to a reduction in legal fees. D&O and liability insurance costs also decreased by $107,000 as a result of lower premiums for the 2007 period.

Research and Development Expenses
     Research and development expenses increased $700,000, or 124%, to $1.3 million for the second quarter of 2007 compared to $563,000 for the second quarter of 2006. Research and development expenses increased $1.0 million, or 82%, to $2.2 million for the first six months of 2007 compared to $1.2 million for the first six months of 2006. The increase on both a quarterly and six month basis is predominantly related to growth in salary with headcount increasing from 18 at June 30, 2006 to 25 at June 30, 2007, supplies, tooling and consulting costs to support our continuing efforts to develop for manufacture new products such as the TASER C2 and the XREP (Extended Range Electro-Muscular Projectile).
Litigation Settlement Expense
     Litigation settlement expense of $17.65 million was recorded in the second quarter of 2006 as a result of the settlement of shareholder class action litigation and derivative lawsuits.
Interest and Other Income, Net
     Interest income remained flat at $433,000 for the second quarter of 2007 compared to $431,000 for the second quarter of 2006. The minor increase is primarily attributable to higher average yields on our investments partially offset by a lower average investment balance held. Our cash and investment accounts earned interest at an approximate average rate of 4.75% during the second quarter of 2007 compared to 3.64% during the second quarter of 2006. Offsetting interest income for the second quarter of 2007 and 2006 was interest expense related to capital lease obligations of $1,000 and $2,000, respectively. Additionally, in the second quarter of 2007 we recorded a loss on the disposal of fixed assets of $5,000.
     Interest income increased $143,000, or 18%, to $941,000 for the first six months of 2007 compared to $798,000 for the same period in 2006. The increase in interest income is mainly attributable to the higher average yields on our investments, 4.65% for the first six months of 2007 compared to 3.47% for the first six months of 2006. This was partially offset by lower average investment balances held. Offsetting interest income for the first six months of 2007 and 2006 was interest expense related to capital lease obligations of $3,000 and $4,000, respectively. Additionally, in the second quarter of 2007 we recorded a loss on the disposal of fixed assets of $5,000.
Income Taxes
     The provision for income taxes increased by $8.0 million to a provision of $2.7 million for the second quarter of 2007 compared to a benefit for income taxes of $5.4 million for the second quarter of 2006. Similarly, for the first six months of 2007, the provision for income taxes increased to $3.0 million from a benefit for income taxes of $4.8 million for the same period in the prior year. The change in position is due to the net loss for income taxes of $15.0 million and $13.6 million for the second quarter and first six months of 2006, respectively, which were substantially generated by the shareholder litigation expense of $17.65 million recorded in the second quarter of 2006. The effective income tax rate for the second quarter and first six months of 2007 was 41.7% compared to 35.9% and 35.3% for the second quarter and first six months of 2006, respectively. The effective rate declined in 2006 primarily due to the recording of an impairment of the Arizona State NOL carrryforward of $250,000 in the second quarter of 2006.
Net Income
     Net income increased by $13.3 million to $3.7 million for the second quarter of 2007 compared to a net loss of $9.6 million for the second quarter of 2006. Net income increased by $13.0 million to $4.2 million for the first six months of 2007 compared to a net loss of $8.8 million for the same period in 2006. Income per basic share was $0.06 and $0.07 for the second quarter and first six months of 2007, respectively. Income per diluted share was $0.06 for both the second quarter and first six months of 2007. This compares to the loss per basic and diluted share of $0.15 and $0.14 for the second quarter and first six months of 2006, respectively.
Liquidity and Capital Resources
Liquidity

	As of
	June 30, 2007	December 31, 2006
	(In thousands)
Cash, cash equivalents and short term investments	$23,513	$22,331
Accounts receivable, net	14,897	10,068
Inventory	9,947	9,258
Accounts payable and accrued liabilities	6,960	6,789
Working Capital	$49,576	$37,814
     As of June 30, 2007, we had $23.5 million in cash, cash equivalents and short term investments, an increase of $1.2 million from December 31, 2006 which is primarily attributable to cash generated from operations offset by the final $8 million cash payment in the settlement of our shareholder litigation as discussed in note 11 to the financial statements included in this report. The final payment was made in cash rather than stock at our discretion.

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Net cash provided by (used in) operating activities	$(2,918)	$6,093
Net cash provided by (used for) investing activities	3,241	(7,271)
Net cash provided by financing activities	$1,436	$246
     Net cash used by operating activities for the first six months of 2007 of $2.9 million was mainly attributable to the $8.0 million payment for the shareholder litigation settlement and a $4.8 million increase in accounts receivable due to the higher sales levels in the second quarter of 2007 compared to the fourth quarter of 2006 and a $746,000 increase in inventory related to some build to satisfy order backlog existing at June 30, 2007. These uses of cash were partially offset by our net income for the first six months of 2007 of $4.2 million, the $3.1 million utilization of deferred tax assets and total other non cash adjustments to net income of $2.4 million including depreciation and amortization expense of $1.2 million, stock-based compensation expense of $591,000 and provision for warranty expense of $548,000. In addition, deferred revenue related to the growth in sales of extended warranties increased by $918,000.
     We generated $3.2 million from investing activities during the six months ended June 30, 2007 which was comprised of a $5.1 million net decrease in our investments partially offset by $1.6 million in acquisitions of property and equipment, which mainly related to production equipment for the TASER C2 manufacturing line and capitalized website development costs. In addition, we purchased $231,000 of intangible assets, primarily consisting of patent applications.
     During the first six months of 2007, we generated $1.4 million from financing activities attributable to stock options exercised in the period.
Capital Resources.
     On June 30, 2007, we had total cash and investments of $44.5 million and $0.1 million of capital lease obligations outstanding.
     We have a $10 million line of credit facility with a domestic bank. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on June 30, 2008 and requires monthly payments of interest only. At June 30, 2007, there was a calculated availability of the maximum available $10.0 million based on the defined borrowing base, which is based on our eligible accounts receivable and inventory. However, there was no outstanding balance under the line of credit at June 30, 2007, and no borrowings under the line as of the date of the filing of this Form 10-Q.
     We believe that our existing balance of cash and investments of $44.5 million as of June 30, 2007, together with cash expected to be generated from operations and availability under the line of credit will be adequate to fund our operations for at least the next 12 months. However, we may require additional resources to expedite manufacturing of new and existing technologies in order to meet possible demand for our products. Although we believe financing will be available at terms favorable to us, both through our existing credit lines and possible additional equity financing, there is no assurance that such funding will be available, or on terms acceptable to us.
Commitments and Contingencies.
     There have been no material changes in future contractual financial obligations as of June 30, 2007 compared to the information at December 31, 2006 set forth in our Annual Report on Form 10-K except as follows:
     On July 2, 2007 we entered into a contract with ATS Automation Tooling Systems Inc. (“ATS”) for the purchase of equipment at a cost of approximately $7.8 million. The equipment is expected to be delivered to and installed at the Company’s facility in 2008. Payments will be made in installments, with an initial $3.1 million to be paid in 2007 and the balance in 2008.
Off Balance Sheet Arrangements
     We have no off balance sheet arrangements as of June 30, 2007.

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
Standard Warranty Costs
     We warrant our products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective TASER unit for a fee. We track historical data related to returns and related warranty costs on a quarterly basis, and estimate future warranty claims by applying our four quarter average return rate to our product sales for the period. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of June 30, 2007, our reserve for warranty returns was $885,000 compared to a $713,000 reserve at December 31, 2006. In the event that product returns under warranty differ from our estimates, changes to warranty reserves might become necessary.
Inventory
     Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost, which approximates the first-in, first-out (FIFO) method. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory was $171,000 at June 30, 2007 compared to $223,000 at December 31, 2006. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves might become necessary.
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

     In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which became effective for us beginning in 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Under FIN 48, management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties. We adopted the provisions of FIN 48 effective January 1, 2007. The impact on our reassessment of our tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity. Our estimates are based on the information available to us at the time we prepare the income tax provisions. We generally file our annual income tax returns several months after our fiscal year end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
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
     In preparing our financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As a result of the shareholder litigation settlement expense recorded in the second quarter of 2006, we recorded a valuation allowance of $250,000 in 2006 against our deferred tax assets for Arizona NOL’s. We believe that, other than as previously described, as of June 30, 2007, based on our evaluation, no additional valuation allowance was deemed necessary as it is more likely than not that our net deferred tax assets will be realized. However, the deferred tax asset could be reduced in the near term if estimates of taxable income during the carryforward period are reduced.
Stock-Based Compensation
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
Contingencies
     We are subject to the possibility of various loss contingencies, including product related litigation, arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

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
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in internal control over financial reporting.
     There were no changes in internal control over financial reporting during the fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See discussion of legal proceedings in Note 10 to the financial statements included in PART I, ITEM 1 of this Form 10-Q.
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
     In the three and six months ended June 30, 2007 and 2006, we derived our revenues predominantly from sales of the TASER X26 brand devices and related cartridges, and expect to depend on sales of these products for the foreseeable future. A decrease in the prices of or demand for these products, or their failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.
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
     We are involved in numerous litigation matters relating to our products or the use of such products, litigation against persons who we believe have defamed our products, litigation against medical examiners who we believe made errors in their autopsy reports, litigation against a competitor, and litigation against our former patent attorney. Such matters have resulted and are expected to continue to result in substantial costs to us and a likely diversion of our management’s attention, which could adversely affect our business, financial condition or operating results. In particular, we reached an agreement to settle our shareholder class action lawsuits and derivative lawsuits for approximately $21.75 million, of which approximately $4.1 million was covered by insurance.

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
     Generally, law enforcement and corrections agencies consider a wide range of issues before committing to purchase our products, including product benefits, training costs, the cost to use our products in addition to or in place of other products, budget constraints and product reliability, safety and efficacy. The length of our sales cycle may range from a few weeks to as long as several years. Adverse publicity surrounding our products or the safety of such products has in the past and could in the future lengthen our sales cycle with customers. In particular, we believe our revenue decrease for the year ended December 31, 2005 compared to the year ended December 31, 2004 was impacted in part by the adverse effect on customers and potential customers of the negative publicity surrounding our products or use of our products. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our products by potential customers before they place an order. If these potential customers do not purchase our products, we will have expended significant resources and received no revenue in return.
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
     On February 14, 2006, U.S. Patent No. US 6,999,295 entitled “Dual Operating Mode Electronic Disabling Device For Generating A Time-Sequenced, Shaped Voltage Output Waveform” was issued to named inventors Thomas G. Watkins, III and Magne Nerheim. Mr. Nerheim assigned his interest in this patent to us. This patent covers a portion of the technology utilized in the TASER X26 device. This patent was applied for by Mr. Watkins, who was our former patent attorney, without our knowledge or consent. Mr. Watkins originally filed patent applications on our behalf as our patent attorney for the same inventions in February and May 2003 with the U.S. Patent and Trademark Office. In each application he filed a declaration stating that Mr. Nerheim was the sole inventor. These patent applications are now issued as granted patents. In December 2004, he informed us that he now felt that he was the inventor of a portion of this invention. We vigorously dispute his claim and we have filed litigation against Mr. Watkins for declaratory judgment, breach of fiduciary duty, constructive fraud, and breach of contract. We believe that we are the sole owner of this invention. Since we are a joint owner of this patent, this patent will not restrict us from manufacturing and selling the TASER X26 device. We have other patent applications pending that cover inventions contained in this patent. In March 2006, the court issued a temporary restraining order and a preliminary injunction preventing Mr. Watkins from selling, assigning, transferring, or licensing this patent to a third party during the duration of this litigation. We filed a motion for summary judgment in January 2007 requesting an equitable assignment or constructive trust of Mr. Watkins interest in U.S. Patent No. US 6,999,295, which motion was granted by the Court in March 2007. On February 5, 2007, the Disciplinary Commission of the Supreme Court of Arizona recommended that Mr. Watkins be disbarred as a result of his conduct in this matter. On May 18, 2007 the Court entered an order and final judgment granting TASER International judgment against Mr. Watkins of all right, title and interest that Watkins have, claim to have or may have in certain United States patents and patent applications and related electrical stun technology, electronic weapon technology, or any component or process thereof, whether or not patented or patentable. The court order further requires Mr. Watkins to execute a written assignment to TASER International assigning all right, title and interest that Mr. Watkins have, claim to have, or may have in these patents as well as related electrical stun technology, electronic weapon technology, or any component or process thereof, whether or not patented or patentable. In addition, the court order permanently enjoins Mr. Watkins from claiming or seeking to obtain ownership rights in any of the above described intellectual property.

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
     Our US patents only protect us from imported infringing products coming into the US from abroad. Applications for patents in a few foreign countries have been made by us; however, these may be inadequate to protect markets for our products in other foreign countries. Each foreign patent is examined and granted according to the law of the country where it was filed independent of whether a US patent on similar technology was granted.
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
     The law enforcement and corrections market is highly competitive. We face competition from numerous larger, better capitalized and more widely known companies that make other similar devices and products. Increased competition may result in greater pricing pressure, lower gross margins and reduced sales. In this regard, two different competitors announced plans to introduce new products in 2005. During 2006, one of those companies introduced a new device to compete with the TASER X26. We are unable to predict the impact such products will have on our sales or our sales cycle, but existing or potential customers may choose to evaluate such products which could lengthen our sales cycle and potentially reduce our future sales.
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
     We depend on certain domestic and foreign suppliers for the delivery of components used in the assembly of our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or subassemblies and reduced control over pricing and timing of delivery of components and sub-assemblies. Specifically, we depend on suppliers of sub-assemblies, machined parts, injection molded plastic parts, printed circuit boards, custom wire fabrications and other miscellaneous customer parts for our products. We also do not have long-term agreements with any of our suppliers. We believe that there are readily available alternative suppliers in most cases, however, there can be no guarantee that supply will not be interrupted. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition.
Component shortages could result in our inability to produce adequate volume to meet customer demand. This could result in a loss of sales, delay in deliveries and injury to our reputation.
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
     A significant number of our raw materials are comprised of petroleum based products, or incur some form of landed cost associated with transporting the raw materials or components to our facility. Any significant and sustained rise in oil prices could adversely impact our ability to sustain our current gross margins, by reducing our ability to control component pricing.
Our revenues and operating results may fluctuate unexpectedly from quarter to quarter, which may cause our stock price to decline.
     Our revenues and operating results have varied significantly in the past and may vary significantly in the future due to various factors, including, but not limited to:
•	market acceptance of our products and services

•	the outcome of any existing or future litigation

•	adverse publicity surrounding our products, the safety of our products, or the use of our products

•	changes in our sales mix

•	new product introduction costs

•	increased raw material expenses

•	changes in our operating expenses

•	regulatory changes that may affect the marketability of our products

•	budgetary cycles of municipal, state and federal law enforcement and corrections agencies

•	the outcome of any current or future tax audits.
     As a result of these and other factors, we believe that period- to-period comparisons of our operating results may not be meaningful in the short term, and our performance in a particular period may not be indicative of our performance in any future period
We may experience difficulties in the future in complying with Sarbanes-Oxley Section 404.
     We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. Beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2005, we have been required to furnish a report by our management on our internal control over financial reporting. Such report contains among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. Such report also contains a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls. In our Form 10-K for our 2005 fiscal year, because of our previously reported material weaknesses related to not having controls in place to record appropriate accruals related to professional fees in the appropriate accounting period and inadequate resources related to accounting and financial statement preparation particularly with respect to financial statement footnote preparation were not fully remediated and tested at December 31, 2005, our management assessment and the report of our Independent Registered Public Accounting Firm concluded that our internal controls were not effective at December 31, 2005.
     Because of our prior material weaknesses, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected. While we have completed our remediation efforts to address these material weaknesses and while we did not identify any materials weaknesses at December 31, 2006, we cannot assure you that material weaknesses will not occur in future periods. If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting. We have incurred, and expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or our independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor confidence in us may be adversely affected and could cause a decline in the market price of our stock.
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
     The technology associated with our devices is receiving significant attention and is rapidly evolving. While we have patent protection in key areas of electro-muscular disruption technology, it is possible that new technology may result in competing products that operate outside our patents and could present significant competition for our products.
To the extent demand for our products continues to increase, our future success will be dependent upon our ability to ramp manufacturing production capacity which will be accomplished by the implementation of customized manufacturing automation equipment.
     We experienced significant revenue growth in 2006 compared to 2005 and in the second quarter of 2007 compared to the second quarter of 2006. To the extent demand for our products continues to increase significantly in future periods, one of our key challenges will be to ramp our production capacity to meet sales demand, while maintaining product quality. Our primary strategies to accomplish this include increasing the physical size of our assembly facilities, the hiring of additional production staff, and the implementation of customized automation equipment. We have limited previous experience in implementing automation equipment, and the investments made on this equipment may not yield the anticipated labor and material efficiencies. Our inability to meet any future increase in sales demand or effectively manage our expansion could have a material adverse affect on our revenues, financial results and financial condition.
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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES
     On May 10, 2007, the Company issued to Counsel for the derivative plaintiffs in the federal derivative action an aggregate of 216,355 shares of the Company’s Common Stock pursuant to the Final Judgement and Order of Dismissal with Prejudice issued by the U.S. District Court of Arizona on March 13, 2007 approving the Stipulation of Settlement dated December 4, 2006 in exchange for certain releases of claims by the plaintiffs. Such shares were issued pursuant to Section 3(a)(10) of the Securities Act and have not been registered under the Securities Act.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The following matters were submitted to a vote of our security holders at our annual shareholders meeting held on May 25, 2007:
•	Election of John S. Caldwell, Bruce R. Culver and Michael Garnreiter to serve a three year term on the Board of Directors

•	Ratification of the appointment of Grant Thornton LLP as our independent auditors for the year ended December 31, 2007

•	Stockholder proposal concerning animal testing
Election of Directors
     The allocation of votes for the election of John S. Caldwell, Bruce R. Culver and Michael Garnreiter to the Board of Directors was as follows:

	FOR	%	WITHELD	%

John S. Caldwell	54,829,202	97.89%	1,186,756	2.11%
Bruce R. Culver	54,801,719	97.84%	1,214,239	2.16%
Michael Garnreiter	54,829,125	97.89%	1,186,833	2.11%
Ratification of Auditors
     The allocation of votes for the ratification of the appointment of Grant Thornton LLP as our independent auditors for the year ended December 31, 2007 was as follows:

FOR	%	AGAINST	%	ABSTAIN	%
52,852,580	99.07	358,309	0.64%	160,297	0.28%
Stockholder Proposal
     The allocation of votes for a stockholder proposal to eliminate testing TASER products on live animals was as follows:

FOR	%	AGAINST	%	ABSTAIN	%	BNV
1,468,912	7.08%	18,522,555	89.30%	749,629	3.61%	35,275,262
ITEM 6. EXHIBITS

10.18	Agreement with Automation Tooling Systems Inc. for purchase of equipment.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC. (Registrant)
Date: August 9, 2007	/s/ Patrick W. Smith
Patrick W. Smith,
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2007	/s/ Daniel M. Behrendt
Daniel M. Behrendt
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibits:
10.18	Agreement with Automation Tooling Systems Inc. for purchase of equipment.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities exchange Act of 1934.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities exchange Act of 1934.

32.1	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.