Form 10-Q
period 2007-09-30
TASER INTERNATIONAL INC
filed 2007-11-08
CIK 1069183

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
There were 63,160,588 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of November 5, 2007.

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TASER INTERNATIONAL, INC.
BALANCE SHEETS
(UNAUDITED)

	September 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$26,986,405	$18,773,685
Short-term investments	—	3,557,289
Accounts receivable, net of allowance of $109,000 and $110,000 in 2007 and 2006, respectively	13,005,969	10,068,049
Inventory	10,956,792	9,257,746
Prepaids and other assets	2,305,332	2,164,002
Current deferred income tax assets	8,827,796	12,295,493

Total current assets	62,082,294	56,116,264
Long-term investments	25,990,004	25,477,574
Property and equipment, net	22,760,414	20,842,632
Deferred income tax assets	16,054,312	15,868,719
Intangible assets, net	1,816,845	1,532,500

Total assets	$128,703,869	$119,837,689

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of capital lease obligations	$29,330	$45,214
Accounts payable and accrued liabilities	7,522,736	6,789,474
Current deferred revenue	1,457,509	1,037,441
Deferred insurance settlement proceeds	485,143	509,067
Litigation settlement liabilities	—	9,750,000
Customer deposits	397,761	171,492

Total current liabilities	9,892,479	18,302,688
Capital lease obligations, net of current portion	13,155	30,974
Deferred revenue, net of current portion	3,039,227	1,975,489
Liability for unrecorded tax benefits	754,510	—
Other liabilities	—	199,999

Total liabilities	13,699,371	20,509,150

Commitments and Contingencies	—	—

Stockholders’ equity

Preferred stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—

Common stock, $0.00001 par value per share; 200 million shares authorized; 63,053,915 and 61,939,974 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	633	622
Additional paid-in capital	85,957,807	80,629,659
Treasury stock, 300,000 shares at September 30, 2007 and December 31, 2006	(2,208,957)	(2,208,957)
Retained earnings	31,255,015	20,907,215

Total stockholders’ equity	115,004,498	99,328,539

Total liabilities and stockholders’ equity	$128,703,869	$119,837,689

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Net Sales	$28,533,419	$18,311,543	$69,698,610	$48,430,303

Cost of Products Sold:
Direct manufacturing expense	8,897,407	5,099,381	20,844,866	12,858,166
Indirect manufacturing expense	3,629,240	1,580,182	8,426,684	4,594,840

Total Cost of Products Sold	12,526,647	6,679,563	29,271,550	17,453,006

Gross Margin	16,006,772	11,631,980	40,427,060	30,977,297

Sales, general and administrative expenses	8,145,117	7,125,408	24,071,952	21,982,755
Research and development expenses	978,011	772,976	3,211,646	1,999,777
Shareholder litigation settlement expense	—	—	—	17,650,000

Income (loss) from operations	6,883,644	3,733,596	13,143,462	(10,655,235)

Interest and other income, net	519,671	481,611	1,453,073	1,275,521

Income (loss) before provision (benefit) for income taxes	7,403,315	4,215,207	14,596,535	(9,379,714)
Provision (benefit) for income taxes	1,249,277	1,819,309	4,248,735	(2,975,007)

Net income (loss)	$6,154,038	$2,395,898	$10,347,800	$(6,404,707)

Income (loss) per common and common equivalent shares
Basic	$0.10	$0.04	$0.17	$(0.10)
Diluted	$0.09	$0.04	$0.16	$(0.10)

Weighted average number of common and common equivalent shares outstanding
Basic	62,950,482	62,031,850	62,441,170	62,003,727
Diluted	66,186,297	64,717,904	65,434,448	62,003,727
The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Cash Flows from Operating Activities:
Net income (loss)	$10,347,800	$(6,404,707)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,843,272	1,548,115
Loss on disposal of fixed assets	4,930	—
Provision for excess and obsolete inventory	56,690	3,623
Provision for warranty	1,272,537	310,359
Stock-based compensation expense	1,007,814	948,340
Deferred insurance settlement proceeds recognized	(23,924)	(40,691)
Provision (benefit) for deferred income taxes and change in liability for unrecorded tax benefits	4,036,614	(3,041,838)
Change in assets and liabilities:
Accounts receivable	(2,937,920)	(4,965,917)
Inventory	(1,755,736)	1,570,328
Prepaids and other assets	(141,330)	443,060
Insurance settlement proceeds receivable	—	(3,963,852)
Accounts payable and accrued liabilities	(739,274)	203,918
Deferred revenue	1,483,806	1,109,602
Accrued securities settlement	(8,000,000)	21,750,000
Customer deposits	226,269	69,095

Net cash provided by operating activities	6,681,548	9,539,435

Cash Flows from Investing Activities:
Purchases of investments	(100,823,821)	(75,487,096)
Proceeds from maturity of investments	103,868,680	68,367,637
Purchases of property and equipment	(3,721,363)	(1,252,576)
Purchases of intangible assets	(328,966)	(180,650)

Net cash used by investing activities	(1,005,470)	(8,552,685)

Cash Flows from Financing Activities:
Payments under capital leases	(33,703)	(32,145)
Proceeds from options exercised	2,570,345	736,260
Repurchase of common stock	—	(2,208,954)

Net cash provided (used) by financing activities	2,536,642	(1,504,839)

Net increase (decrease) in Cash and Cash Equivalents	8,212,720	(518,089)
Cash and Cash Equivalents, beginning of period	18,773,685	16,351,909

Cash and Cash Equivalents, end of period	$26,986,405	$15,833,820

Supplemental Disclosure:
Cash paid for interest	$4,092	$5,650
Cash paid for income taxes — net	$350,000	$—
Non Cash Transactions-Common stock issued for shareholder derivative lawsuit settlement	$1,750,000	$—
The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)
1. Company background
     TASER International, Inc. (“TASER” or the “Company”) is a global leader in the development and manufacture of advanced electronic control devices designed for use in law enforcement, military, corrections, private security and personal defense. The Company’s core expertise includes proprietary, patented technology which is capable of incapacitating highly focused and aggressive subjects. The Company’s proprietary Neuro-Muscular Incapacitation (NMI) technology uses electrical impulses to interfere with a subject’s neuron-muscular system, causing substantial incapacitation regardless of whether the subject feels or responds to pain. The Company’s current flagship products are the TASER X26 and TASER M26 models. Both the X26 and the M26 are hand-held devices which launch two wire-tethered probes at a remote target up to a maximum distance of 35 feet. These wire tethered probes serve to form an electrical connection from the TASER device to the subject, thereby eliminating the need for the user to make close contact with the potentially dangerous target. In addition to the hand-held devices, the Company also sells disposable cartridges which contain the probes, wires, and proprietary nitrogen propulsion system. These cartridges are disposable and provide a recurring revenue stream from the Company’s installed customer base. There are several models of cartridges with ranges from 15 feet to 35 feet and include both electrically active cartridges and inert simulation cartridges used only in training. The Company also sells batteries, chargers, holsters and other accessories including the TASERCam.
     The Company’s products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. A person injured in a confrontation or otherwise in connection with the use of the Company’s products may bring legal action against the Company to recover damages on the basis of theories including personal injury, wrongful death, negligent design, dangerous product or inadequate warning. The Company is currently subject to a number of such lawsuits. The Company may also be subject to lawsuits involving allegations of misuse of its products. The Company has seen and expects to continue to see additional lawsuits filed against it alleging injuries resulting from the use of a TASER device. If successful, personal injury, misuse and other claims could have a material adverse effect on the operating results and financial condition of the Company. Although the Company carries product liability insurance, significant litigation could also result in a diversion of management’s attention and resources, negative publicity and an award of monetary damages in excess of its insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that existing or any future litigation will not have a material adverse effect on the Company’s revenues, financial condition or financial results. See note 10.
     The Company’s deferred tax asset includes approximately $45.8 million in net operating loss carryforwards. The amount of the deferred tax asset is considered realizable; however, it could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.
2. Summary of significant accounting policies
a. Basis of presentation
     The accompanying unaudited financial statements of TASER International, Inc. include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of September 30, 2007 and 2006 and for the periods then ended. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited financial statements in accordance with applicable rules.
     The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year (or any other period) and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed on March 15, 2007.
b. Segment information
     Management has determined that its operations are comprised of one reportable segment. For the three and nine months ended September 30, 2007 and 2006, sales by geographic area were as follows:

	Three Months Ended September 30,
	2007	2006
United States	85%	88%
Other Countries	15%	12%

Total	100%	100%

	Nine Months Ended September 30,
	2007	2006
United States	83%	89%
Other Countries	17%	11%

Total	100%	100%

     Sales to customers outside the United States are denominated in U.S. dollars. Substantially all assets of the Company are located in the United States.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
c. Stock-Based compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized in the three and nine months ended September 30, 2007 and 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     Total stock-based compensation expense recognized in the income statement for the three and nine months ended September 30, 2007 was $416,508 and $1,007,815 before income taxes, respectively, $338,000 and $817,000 of which was related to Incentive Stock Options (“ISOs”) for which no tax benefit is recognized. The total deferred tax benefits related to non-qualified stock options were approximately $22,000 and $63,000 for the three and nine months ended September 30, 2007, respectively. Total stock-based compensation expense recognized in the income statement for the three and nine months ended September 30, 2006 was $274,692 and $948,340 before income taxes, respectively, $215,000 and $702,000 of which was related to ISOs for which no tax benefit is recognized. The total deferred tax benefits related to non-qualified stock options were approximately $120,000 and $341,000 for the three and nine months ended September 30, 2006, respectively. As a result of the adoptions of SFAS No. 123(R) the Company did not tax effect the stock based compensation expenses for tax purposes related to options exercised. The benefit will be recorded when the Company is in a position to realize it with an offset to taxes payable in future periods.
     SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (“BSM”) option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the three and nine month periods ended September 30, 2007 and 2006 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006
Expected life of options	4.00	years	3.49	years	4.00	years	3.49	years
Weighted average volatility		69.60%		69.20%		58.84%		70.30%
Weighted average risk-free interest rate		4.41%		5.14%		4.73%		5.14%
Dividend rate		0.0%		0.0%		0.0%		0.0%
Weighted average fair value of options granted		$8.53		$4.18		$5.05		$4.43
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

     TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued

	Earnings Per Share		Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Numerator for basic and diluted earnings per share Net income (loss)	$6,154,038	$2,395,898	$10,347,800	$(6,404,707)

Denominator for basic earnings per share — weighted average shares outstanding	62,950,482	62,031,850	62,441,170	62,003,727
Dilutive effect of shares issuable under stock options outstanding	3,235,815	2,686,054	2,993,278	—

Denominator for diluted earnings per share — adjusted weighted average shares outstanding	66,186,297	64,717,904	65,434,448	62,003,727

Net income (loss) per common share
Basic	$0.10	$0.04	$0.17	$(0.10)
Diluted	$0.09	$0.04	$0.16	$(0.10)
     Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method. For the three and nine months ended September 30, 2007, the effects of 248,964 and 399,230 stock options, respectively, were excluded from the calculation of diluted net income per share as their effect would have been antidilutive and increased the net income per share. For the three months ended September 30, 2006, the effects of 1,813,325 stock options were excluded from the calculation of diluted net income per share as their effect would have been antidilutive and increased the net income per share. As a result of the net loss for the nine months ended September 30, 2006, 3,563,310 of potential dilutive shares were considered anti-dilutive and excluded from the calculation as their effect would have been to reduce the net loss per share.
e. Warranty Costs
     The Company warrants its products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective TASER unit for a fee. The Company also sells extended warranties for periods of up to four years after the expiration of the limited one year warranty. The Company tracks historical data related to returns and related warranty costs on a quarterly basis, and estimates future warranty claims by applying the estimated average return rate to the product sales for the period. Historically, the reserve amount is increased if the Company becomes aware of a component failure that could result in larger than anticipated returns from its customers. After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the ADVANCED TASER device for a fee and the TASER X26 for a prorated discounted price depending on when the product was placed into service. These fees are intended to cover the handling and repair costs and include a profit. A summary of changes in the warranty accrual for the nine months ended September 30, 2007 and 2006 is as follows:

	September 30, 2007	September 30, 2006
Balance at Beginning of Period	$713,135	$851,920
Utilization of Accrual	(828,058)	(427,227)
Warranty Expense	1,272,537	310,359

Balance at End of the Period	$1,157,614	$735,052

f. Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Statement 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. Management has not yet determined the impact, if any, the adoption of SFAS No. 159 will have on the Company’s financial position.
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
     The following is a summary of cash, cash equivalents and held-to-maturity investments by type at September 30, 2007 and December 31, 2006:

	September 30, 2007				December 31, 2006
							Gross
		Gross Unrealized	Gross Unrealized			Gross Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Cash	$13,877,187	$—	$—	$13,877,187	$14,130,112	$—	$—	$14,130,112
Commercial Paper	13,109,218	—	(37,308)	13,071,910	4,643,573	—	(10,137)	4,633,436
Government sponsored entity securities	25,990,004	19,396	(25,346)	25,984,054	29,034,863	3,756	(211,712)	28,826,907

Total cash, cash equivalents and investments	$52,976,409	$19,396	$(62,654)	$52,933,151	$47,808,548	$3,756	$(221,849)	$47,590,455

	September 30,	December 31,
	2007	2006
Government sponsored entity securities reported as:
Cash equivalents	$13,109,218	$4,643,573
Short term investments	—	3,557,289
Long term investments	25,990,004	25,477,574

	$39,099,222	$33,678,436

The following table summarizes the contractual maturities of government sponsored entity securities at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Less than 1 year	$31,597,520	$22,694,186
1-3 years	7,501,702	10,984,250

	$39,099,222	$33,678,436

     The following table provides information about held-to-maturity investments with gross unrealized losses and the length of time that individual investments have been in a continuous unrealized loss position at September 30, 2007:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial Paper	$13,071,910	$(37,308)	$—	$—	$13,071,910	$(37,308)
Government sponsored entity securities	—	—	12,976,985	(25,346)	12,976,985	(25,346)

Total	$13,071,910	$(37,308)	$12,976,985	$(25,346)	$26,048,895	$(62,654)

     The unrealized losses on the Company’s investment in government sponsored entity securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government and, accordingly, it is expected that the securities would not be settled for a price less than the amortized cost of the investment. Since the decline in fair value was attributable to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2007.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
4. Inventory
     Inventory is stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials which approximates the first-in, first-out (FIFO) method and manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. Inventories as of September 30, 2007 and December 31, 2006 consist of the following:

	September 30, 2007	December 31, 2006
Raw materials and work-in-process	$7,485,082	$5,990,238
Finished goods	3,642,619	3,490,709
Reserve for excess and obsolete inventory	(170,909)	(223,201)

Total Inventory	$10,956,792	$9,257,746

5. Intangible assets
     Intangible assets consist of the following at September 30, 2007 and December 31, 2006:

		September 30, 2007			December 31, 2006
		Gross			Gross
		Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
TASER.com domain name	5 Years	$60,000	$60,000	$—	$60,000	$60,000	$—
Issued patents	4 to 15 Years	343,160	106,539	236,621	248,984	84,248	164,736
Issued trademarks	9 to 11 Years	34,636	4,172	30,464	15,434	2,200	13,234
Non compete agreements	5 to 7 Years	150,000	45,357	104,643	50,000	25,000	25,000

		587,796	216,068	371,728	374,418	171,448	202,970

Unamortized intangible assets:
TASER Trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		545,117		545,117	429,530		429,530

		1,445,117		1,445,117	1,329,530		1,329,530

Total intangible assets		$2,032,913	$216,068	$1,816,845	$1,703,948	$171,448	$1,532,500

     Amortization expense for the three and nine months ended September 30, 2007 was $16,229 and $44,621, respectively. Amortization expense for the three and nine months ended September 30, 2006 was $8,616 and $28,761, respectively. Estimated amortization expense of intangible assets for the balance of 2007, the next four years and thereafter is as follows:

2007	$16,631
2008	66,524
2009	54,508
2010	46,477
2011	38,765
Thereafter	148,823

$371,728

6. Accounts payable and accrued liabilities
     Accounts payable and accrued liabilities consist of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Accounts payable	$4,184,631	$4,554,203
Accrued salaries and benefits	1,395,173	832,576
Accrued expenses	785,318	689,560
Accrued warranty expense	1,157,614	713,135

Total	$7,522,736	$6,789,474

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
7. Income taxes
     The deferred income tax assets at September 30, 2007 are comprised primarily of a net operating loss carryforward, which resulted from the compensation expense the Company recorded for income tax purposes when employees exercised stock options in 2004. For the three and nine months ended September 30, 2007, the Company did not recognize additional tax benefits related to stock options exercised. Additionally, warranty and inventory reserves, accrued vacation and other items have contributed to the deferred income tax assets.
     The Company’s total current and long term deferred tax asset balance at September 30, 2007 is $24.9 million. In preparing the Company’s financial statements, management has assessed the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating its ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As a result of the shareholder litigation settlement expense recorded in the second quarter of 2006, management has determined that it is more likely than not that its net operating loss carryforwards for the state of Arizona, which expire in 2009, will not be fully realized. Accordingly, the Company has a valuation allowance of $250,000 against its deferred tax assets as of September 30, 2007. Management believes that, other than as previously described, as of September 30, 2007, based on an evaluation and projections of future sales and profitability, no other valuation allowance was deemed necessary as the Company concluded that it is more likely than not that the Company’s net deferred tax assets will be realized. However, the deferred tax asset could be reduced in the near-term if estimates of future taxable income during the carryforward period are reduced.
     In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which became effective for the Company beginning in 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Under FIN 48, management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties. The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company adopted the provisions of FIN 48 effective January 1, 2007. The cumulative effect of adoption of FIN 48 did not have a material impact on the results of operations, financial condition or liquidity.
     In September 2007, the Company completed a Research and Development Tax Credit Study which resulted in the generation of $3.1 million in tax credits for Federal and Arizona income tax purposes related to the 2003 through 2006 tax years. The Company recognized $1.8 million in the third quarter and year to date as a reduction in income tax expense. The Company made the determination that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and recorded a liability for unrecognized tax benefits of $754,510 as of September 30, 2007. As of September 30, 2007, the Company does not expect the amount of the unrecognized tax benefit liability to increase or decrease within the next 12 months. Should the unrecognized tax benefit be recognized, the effective tax rate would be impacted by $754,510.
     The following presents a rollforward of our liability for unrecognized tax benefits as of September 30, 2007:

Unrecognized Tax
Benefits
Balance at January 1, 2007	$—
Increase in prior year tax positions	754,510
Increase in current year tax positions	—
Decrease related to settlements with taxing authorities	—
Decrease related to lapse in statute of limitations	—

Balance at September 30, 2007	$754,510

     An examination by the United States Internal Revenue Service (the “IRS”) for 2004 was concluded in the third quarter of 2007 with no significant adjustment required by the IRS. Federal income tax returns for 2005 through 2006 remain open to examination by the IRS, while state and local income tax returns for 2002 through 2006 also remain open to examination.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
     As part of the examination by the IRS for the Company’s 2004 fiscal year, the IRS notified the Company that it intended to propose an assessment for failure to timely deposit employment taxes with respect to stock option exercises. Although management believed that it had meritorious defenses against a proposed assessment, the matter was settled for $116,000 in October 2007 which was recorded in sales, general and administrative expense for the three and nine month periods ended September 30, 2007.
8. Stockholders equity
   Stock Award Activity
     At September 30, 2007, the Company had three stock-based compensation plans, which are described more fully in Note 11 to the financial statements included in the Company’s Annual Report on Form 10-K as filed on March 15, 2007.
     The following table summarizes the stock options available and outstanding as of September 30, 2007 as well as activity during the nine months then ended:

		Outstanding Options
	Shares Available for		Weighted Average
	Grant	Number of options	Exercise Price
Balance at December 31, 2006	5,340,411	5,902,182	$5.13
Granted	(500,038)	500,038	$10.16
Exercised	—	(897,586)	$2.86
Expired/terminated	81,846	(81,846)	$9.64

Balance at September 30, 2007	4,922,219	5,422,788	$5.90

The options outstanding as of September 30, 2007 have been segregated into five ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
	Number	Average	Remaining	Number	Average
Range of Exercise Price	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price

$0.28 - $0.99	1,205,479	$0.36	5.1	1,204,579	$0.36
$1.03 - $2.41	1,086,299	$1.53	4.8	1,086,299	$1.53
$5.89 - $9.93	2,205,279	$8.05	6.5	2,056,780	$8.05
$10.10 - $19.76	863,331	$12.30	8.4	432,102	$14.10
$20.12 - $29.98	62,400	$23.89	6.8	61,659	$23.84

$0.28 - $29.98	5,422,788	$5.90	6.2	4,841,419	$5.42

     The total fair value of options exercisable at September 30, 2007 and September 30, 2006 was $13.6 million and $14.0 million, respectively. Aggregate intrinsic value of options outstanding and options exercisable at September 30, 2007 was $54.0 million and $50.7 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $15.69 per share, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $7.0 million and $1.7 million for the nine month periods ended September 30, 2007 and 2006, respectively.
     At September 30, 2007, the Company had 581,369 unvested options outstanding with a weighted average exercise price of $9.90 per share and weighted average remaining contractual life of 9.3 years. Of the unvested options outstanding, the Company expects that 569,277 options will ultimately vest based on its historical experience.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
     A summary of the status of the Company’s unvested options as of September 30, 2007 and changes during the nine months ended September 30, 2007, is presented below:

		Weighted Average Grant
Unvested options	Options	Date Fair Value
Unvested at January 1, 2007	284,534	$5.75
Granted	500,038	$5.01
Vested	(162,663)	$6.25
Forfeited	(40,540)	$4.70

Unvested at September 30, 2007	581,369	$5.05

     As of September 30, 2007, total unrecognized stock-based compensation expense related to unvested stock options was approximately $2.8 million, which is expected to be recognized over a remaining weighted average period of approximately 15.7 months.
9. Line of credit
     The Company has a line of credit agreement with a bank which provides for a total availability of $10 million. The line is secured primarily by the Company’s accounts receivable and inventory and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime. The availability under this line is computed on a monthly borrowing base, which is based on the Company’s eligible accounts receivable and inventory. The line of credit matures on June 30, 2008 and requires monthly payments of interest only. At September 30, 2007 the available borrowing was $10.0 million and there was no amount outstanding under the line of credit. There have been no borrowings under the line of credit to date.
     The Company’s agreement with the bank requires the Company to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage ratios. At September 30, 2007, the Company was in compliance with all such covenants.
10. Commitments and Contingencies
Equipment purchase commitment
     On July 2, 2007, the Company entered into a contract with Automation Tooling Systems Inc. (“ATS”) for the purchase of equipment at a cost of approximately $7.8 million. The equipment is expected to be delivered to and installed at the Company’s facility in 2008. Payments will be made in installments, with an initial $1.5 million deposit which was paid in the third quarter of 2007, a second instalment of $1.6 million to be paid in the fourth quarter of 2007 and the balance in 2008.
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
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
Product Liability Litigation
     The Company is currently named as a defendant in 39 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers or during training exercises. Companion cases arising from the same incident have been combined into one for reporting purposes. In addition, 61 other lawsuits have been dismissed and are not included in this number. Three of the lawsuits that have been dismissed or judgment entered in favor of TASER, are on appeal. With respect to each of these pending 39 lawsuits, the following table lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. This table also lists those cases that were dismissed during the most recent fiscal quarter. Cases that were dismissed in prior fiscal quarters are not included in this table. In each of the pending lawsuits, the plaintiff is seeking monetary damages from the Company. The defense of each of these lawsuits has been submitted to our insurance carriers that maintained insurance coverage during these applicable periods and we continue to maintain product liability insurance coverage with varying limits and deductibles. Our product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $500,000 in per incident deductibles. We are defending each of these lawsuits vigorously.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Alvarado	Apr-03	CA Superior Court	Wrongful Death	Jury Verdict for TASER Plaintiff Appeal Dismissed
City of Madera	Jun-03	CA Superior Court	Wrongful Death	Dismissed by Summary Judgment, Appeal Pending
Glowczenski	Oct-04	US District Court, ED NY	Wrongful Death	Discovery Phase
LeBlanc	Dec-04	CA Superior Court, Los Angeles County	Wrongful Death	Discovery Phase
M. Elsholtz	Dec-04	TX District Court	Wrongful Death	Dismissed by Summary Judgement
Washington	May-05	US District Court, ED CA	Wrongful Death	Discovery Phase
Sanders	May-05	US District Court ED CA	Wrongful Death	Discovery Phase
Graff	Sep-05	US District Court, AZ	Wrongful Death	Discovery Phase
Tucker	Oct-05	US District Court, NV	Wrongful Death	Discovery Phase
Heston	Nov-05	US District Court, ND CA	Wrongful Death	Discovery Phase
Rosa	Nov-05	US District Court, ND CA	Wrongful Death	Discovery Phase
Yeagley	Nov-05	Hillsborough County Circuit County, FL	Wrongful Death	Discovery Phase
Neal-Lomax	Dec-05	US District Court, NV	Wrongful Death	Discovery Phase
Yanga Williams	Dec-05	Gwinnett County State Court, GA	Wrongful Death	Discovery Phase
Mann	Dec-05	US District Court, ND GA, Rome Div	Wrongful Death	Discovery Phase
Robert Williams	Jan-06	US District Court, TX	Wrongful Death	Discovery Phase
Lee	Jan-06	Davidson County, TN Circuit Court	Wrongful Death	Discovery Phase, Trial Scheduled for June 2008.
Zaragoza	Feb-06	CA Superior Court, Sacramento County	Wrongful Death	Discovery Phase
Bagnell	Jul-06	Supreme Court for British Columbia, Canada	Wrongful Death	Discovery Phase
Gillson	Jul-06	US District Court, NV	Wrongful Death	Dismissed
Hollman	Aug-06	US District Court, ED NY	Wrongful Death	Discovery Phase
Oliver	Sep-06	US District Court, MD FL, Orlando	Wrongful Death	Discovery Phase
Teran/LiSaola	Oct-06	CA District Court	Wrongful Death	Discovery Phase
Short, Rhonda	Oct-06	US District Court, ND TX, Forth Worth	Wrongful Death	Discovery Phase
Fernandez	Nov-06	US District Court, ND CA	Wrongful Death	Discovery Phase
Brown	Dec-06	15th Judicial District Court,Lafayette Parish,LA	Wrongful Death	Dismissed
Moreno	Dec-06	CA Superior Court, Los Angeles County (Companion to LeBlanc Litigation)	Wrongful Death	Discovery Phase
Augustine	Jan-07	11th Judicial Circuit Court, Miami-Dade	Wrongful Death	Discovery Phase
Smith	Feb-07	Civil District Court, Orleans Parish, LA	Wrongful Death	Dismissed
Toloskdo-Parker	May-07	US District Court ND, CA	Wrongful Death	Complaint Served
Bolander	Aug-07	17th Circuit Court Broward County, FL	Wrongful Death	Complaint Served
Wilson	Aug-07	District Court Boulder County, CO	Wrongful Death	Complaint Served
Crawford, Estate of Russell Walker	Oct-07	District Court Clark County, NV	Wrongful Death	Complaint Served
Walker, Estate of Russell Walker	Oct-07	US District Court District of NV	Wrongful Death	Complaint Served
Powers	Nov-03	AZ Superior Court	Training Injury	Verdict for TASER, Appeal Pending
Cook	Aug-04	NV District Court	Training Injury	Dismissed
Gerdon	Aug-05	AZ Superior Court	Training Injury	Dismissed, Appeal Pending
Stewart	Oct-05	Circuit Court for Broward County, FL	Training Injury	Discovery Phase
Lewandowski	Jan-06	US District Court, NV	Training Injury	Partial Motion to Dismiss Granted, Discovery Phase
Peterson	Jan-06	US District Court, NV	Training Injury	Discovery Phase
Husband	Mar-06	British Columbia Supreme Court, Canada	Training Injury	Discovery Phase
Richthofen	Jul-06	22 nd Judicial District Court, St. Tammany Parish, LA	Training Injury	Dismissed
Wilson	Aug-06	US District Court, ND GA	Training Injury	Discovery Phase
Perry	Aug-07	US District Court CO	Training Injury	Complaint Served
Bynum	Oct-05	US District Court SD NY	Injury During Arrest	Discovery Phase
Lopez	Nov-05	US District Court, ND IL Eastern Div	Injury During Police Call	Dismissed
Bellemore	Feb-06	AZ Superior Court	Injury During Arrest	Discovery Phase
Wieffenbach	Jun-06	Circuit Court of 12th Judicial District, Will County, Il	Injury During Arrest	Discovery Phase
Cruz	Jul-06	CA Superior Court, Los Angeles County	Injury During Arrest	Dismissed
Molina	Sep-06	US District Court, ND West Virginia	Injury During Detention	Discovery Phase
Short, Harvey	Oct-06	US District Court, SD West Virginia	Injury During Arrest	Complaint Served
Payne	Oct-06	Circuit Court of Cook County, Illinois	Injury During Arrest	Discovery Phase
Powell	Dec-06	US District Court, ND IL, Eastern Division	Injury During Arrest (3 rd Party Complaint against TASER)	Dismissed
Gomez	May-07	Circuit Court 11th Judicial Dist. FL	Injury During Arrest	Complaint Served

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
     In December 2005, the Company received a defense verdict in the Samuel Powers v. TASER International personal injury case. As part of its legal strategy to aggressively defend these cases, the Company entered into a settlement agreement with its own insurance provider in order to prevent its insurance provider from settling the case with the plaintiff. Under the terms of the settlement, the Company received $575,000 from its liability insurance provider associated with a settlement and release agreement and the Company assumed all future potential liability and costs from and after the date the settlement and release agreement was signed. After offsetting approximately $166,000 through September 30, 2007 in legal expenses to defend and win the trial and cover the subsequent costs of appeal, the Company has a remaining balance of approximately $409,000 which is recorded as deferred proceeds on its balance sheet. This deferred income will be used to cover any costs through all appeals and the remaining balance if any will be recorded as “other income” when final resolution is completed.
     In November 2006, the Company received a defense verdict in the Alvarado v. Taser International in-custody death case. In September 2006, as part of its legal strategy to aggressively defend these cases, the Company entered into a settlement agreement with its own insurance provider in order to prevent its insurance provider from settling the case with the plaintiff. Under the terms of the settlement, the Company received $225,000 from its liability insurance provider associated with a settlement and release agreement and the Company assumed all future potential liability and costs from and after the date the settlement and release agreement was signed. After offsetting approximately $149,000 through September 30, 2007 in legal expenses to defend and win the trial and cover the subsequent costs of appeal, the Company has a remaining balance of approximately $76,000 which is recorded as deferred proceeds on its balance sheet. In October 2007 the outstanding appeal was dismissed. The remaining balance of $76,000 less any final costs through the appeal, will be recorded as “other income” in the fourth quarter of 2007.
Other Litigation
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
     In June 2006, we filed a lawsuit in U.S. District Court for the Central District of California against Bestex Company, Inc. for patent infringement, false patent marking, unfair competition and breach of written contract. Bestex filed a counterclaim for unfair competition and false advertising. Both parties filed motions for summary judgment to dismiss the other parties claims, both of which motions were granted and the matter was resolved on those motions before the Court in January 2007. An appeal has been filed by Bestex.
     In November 2006, we filed a lawsuit against the Chief Medical Examiner of Summit County, OH, in the Court of Common Pleas of Summit County Ohio, to correct erroneous cause of death determinations relating to the autopsy reports prepared by medical examiner, Dr. Lisa Kohler, which associate the TASER device as being a contributing factor in the deaths of Richard Holcomb and Dennis Hyde. We asked the Court to order a hearing on the appropriate causes of death of Mr. Hyde and Mr. Holcomb, and to order changes in the medical examiner’s cause of death determinations for both Mr. Hyde and Mr. Holcomb removing all references to any TASER device causing or contributing to the causes of death for Mr. Hyde or Mr. Holcomb. Defendant filed a motion to dismiss for lack of standing and that motion was denied by the Court in January 2007. The City of Akron has joined this lawsuit as a co-plaintiff. This case is in the discovery phase and a trial date has been set for April 2008.
     In January 2007, we filed a lawsuit in the U.S. District Court for Arizona against Stinger Systems, Inc. alleging patent infringement, patent false marking, and false advertising. Defendant filed an answer and counterclaim for false advertising and punitive damages. Discovery has not yet begun and no trial date has been set.
     In October 2007 we filed a lawsuit against Steve Ward and Mark Johnson, both former employees and VIEVU Corporation, et. al. for breach of duty of loyalty, breach of contract, breach of fiduciary duty, and conversion. This lawsuit does not involve our core business and we don’t expect this litigation to have a material impact on our financial results.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
General
     From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. We intend to defend and pursue any lawsuit filed against or by the Company vigorously. Although we do not expect the outcome in any individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition. In addition, the Company has three lawsuits where the costs of legal defense incurred are in excess of its liability insurance deductibles. As of September 30, 2007 the Company has recorded $548,000 in other assets related to the receivable from its insurance company for reimbursement of these legal costs, of which approximately $114,000 and $434,000 were incurred in the second and third quarters of 2007, respectively. The Company may settle a lawsuit in situations where a settlement can be obtained for nuisance value and for an amount that is expected to be less than the cost of defending a lawsuit. One of the training injury lawsuits brought by a law enforcement officer was settled in June 2007 for an amount in excess of nuisance value by our insurance company. Our insurance coverage at that time did not cover our costs of defense if we won at trial. However, our insurance coverage at that time provided for a pro-rata reimbursement of our costs of defense if the lawsuit was settled. Upon final settlement of this case, the Company was paid $241,000 by our insurance company as reimbursement of the Company’s costs of defense. Due to the confidentiality of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not identify or comment on which specific lawsuits have been settled or the amount of any settlement.
11. Related Party Transactions
Aircraft charter
The Company reimburses Thomas P. Smith, Chairman of the Company’s Board of Directors and Patrick W. Smith, Chief Executive Officer, for business use of their personal aircraft. For the three and nine months ended September 30, 2007, the Company incurred expenses of approximately $86,000 and $304,000, respectively, to Thomas P. Smith. For the three and nine months ended September 30, 2006, the Company incurred expenses of approximately $125,000 and $327,000, respectively, to Thomas P. Smith. For the three and nine months ended September 30, 2007, the Company incurred expenses of approximately $37,000 and $54,000, respectively, to Patrick W. Smith. No amounts were reimbursed to Patrick W. Smith for the three and nine months ended September 30, 2006. At September 30, 2007 and December 31, 2006, the Company had outstanding payables of approximately $38,000 and $36,000, respectively, to Thomas P. Smith. At September 30, 2007, the Company had no outstanding payables due to Patrick W. Smith. The Company believes that the rates charged by Thomas P. Smith and Patrick W. Smith are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
     During the first quarter of 2007, Thomas P. Smith also chartered an aircraft from Thundervolt, LLC, which is 50% owned by Patrick W. Smith, Chief Executive Officer of the Company, for the purposes of business related travel. For the three and nine months ended September 30, 2007, the Company incurred expenses of $0 and $30,000, respectively, to reimburse Mr. Thomas P. Smith. The Company believes that the rates charged by Thundervolt, LLC to Mr. Thomas P. Smith are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
     In the first quarter of 2007, the Company also entered into a charter agreement for future use of an aircraft for business travel from Thundervolt, LLC, should the need arise. For the three and nine months ended September 30, 2007, the Company did not incur any direct charter expenses from Thundervolt, LLC. The Company believes that the rates charged by Thundervolt, LLC are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
TASER Foundation
     In November 2004, the Company established the TASER Foundation. The TASER Foundation is a 501(c)(3) non-profit corporation and has been granted tax exempt status by the IRS. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Daniel M. Behrendt, an officer of the Company, serves on the Board of Directors of the TASER Foundation. Patrick W. Smith and Thomas P. Smith resigned from the Board of Directors of the TASER Foundation in January 2006. Over half of the initial $1 million endowment was contributed directly by TASER International, Inc. employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the three and nine months ended September 30, 2007, the Company incurred approximately $50,000 and $141,000, respectively, in such administrative costs. For the three and nine months ended September 30, 2006, the Company incurred approximately $28,000 and $148,000, respectively, in such administrative costs. For the three and nine months ended September 30, 2007, the Company contributed $75,000 and $200,000, respectively, to the TASER Foundation. For the three and nine months ended September 30, 2006, the Company contributed $100,000 and $175,000, respectively, to the TASER Foundation.
Consulting services
     Beginning in August 2005, the Company agreed to pay Mark Kroll, a member of the Board of Directors, for consultancy services. The cumulative expenses for the three and nine months ended September 30, 2007 were approximately $47,000 and $171,000, respectively. The cumulative expenses for the three and nine months ended September 30, 2006 were approximately $50,000 and $159,000, respectively. At September 30, 2007 and December 31, 2006, the Company had accounts payable of approximately $18,000 and $24,000, respectively related to these services.
12. Employee Benefit Plan
     In January 2006, the Company established a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $15,500. The Company matches 50% of the first 6% of eligible compensation contributed to the Plan by each participant. The Company’s matching contributions cliff vest at 20% per annum and are fully vested after five years of service, at age 59 1/2 regardless of service, upon the death or permanent disability of the employee, or upon termination of the Plan. The Company’s matching contributions to the Plan for the three and nine months ended September 30, 2007 were $69,000 and $190,000, respectively. Matching contributions to the Plan for the three and nine months ended September 30, 2006 were $51,000 and $144,000, respectively. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following is a discussion of the Company’s financial condition and results of operations for the three and nine months ended September 30, 2007 and September 30, 2006. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K filed on March 15, 2007.
     Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: expected revenue and earnings growth; estimates regarding the size of our target markets; successful penetration of the law enforcement market; expansion of product sales to the private security, military and consumer self-defense markets; growth expectations for new and existing accounts; expansion of production capability; new product introductions; and our business model. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; establishment and expansion of our direct and indirect distribution channels; attracting and retaining the endorsement of key opinion-leaders in the law enforcement community; the level of product technology and price competition for our products; the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; potential delays in international and domestic orders; implementation risks of manufacturing automation; risks associated with rapid technological change; execution and implementation risks of new technology; new product introduction risks; ramping manufacturing production to meet demand; litigation resulting from alleged product- related injuries; risks related to government inquiries; media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; product quality risks; potential fluctuations in quarterly operating results; competition; financial and budgetary constraints of prospects and customers; dependence upon sole and limited source suppliers; fluctuations in component pricing; risks of governmental regulations; dependence on a single product; dependence upon key employees; employee retention risks; and other factors detailed in the Company’s filings with the Securities and Exchange Commission including in “Part II — Item 1A. Risk Factors” in this report on Form 10-Q.
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

Results of Operations
Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
The following table sets forth, for the periods indicated, our statements of operations as well as the percentage relationship to total net revenues of items included in our statements of operations (dollars in thousands):

	Three Months Ended September 30,				Increase / (Decrease)
	2007		2006		$	%

Net sales	$28,533	100.0%	$18,311	100.0%	$10,222	55.8%
Cost of products sold	12,527	43.9%	6,680	36.5%	5,847	87.5%

Gross margin	16,006	56.1%	11,631	63.5%	4,375	37.6%
Sales, general and administrative expenses	8,145	28.6%	7,125	38.9%	1,020	14.3%
Research and development expenses	978	3.4%	773	4.2%	205	26.5%

Income from operations	6,883	24.1%	3,733	20.4%	3,150	84.4%
Interest and other income, net	520	1.8%	482	2.6%	38	7.9%

Income before income taxes	7,403	25.9%	4,215	23.0%	3,188	75.6%
Provision for income taxes	1,249	4.3%	1,819	9.9%	(570)	-31.3%

Net income	$6,154	21.6%	$2,396	13.1%	$3,758	156.9%

Net Sales
     For the three months ended September 30, 2007 and 2006, sales by product line and by geography were as follows (dollars in thousands):

	Three Months Ended September 30,
	2007		2006
Sales by Product Line
TASER X26	$17,264	60.5%	$13,013	71.1%
TASER C2	1,746	6.1%	—	0.0%
TASER Cam	1,189	4.2%	872	4.8%
ADVANCED TASER	591	2.1%	521	2.8%
AIR TASER	17	0.1%	22	0.1%
Single Cartridges	6,680	23.4%	3,709	20.3%
Other	1,046	3.6%	174	0.9%

Total	$28,533	100.0%	$18,311	100.0%

	Three Months Ended September 30,
	2007	2006
United States	85%	88%
Other Countries	15%	12%

Total	100%	100%

     Net sales increased $10.2 million, or 56%, to $28.5 million for the third quarter of 2007 compared to $18.3 million for the third quarter of 2006. The growth in the third quarter of 2007 was primarily the result of increased sales to our core law enforcement market with new agencies deploying TASER technology following extensive test and evaluation periods and from agencies continuing to expand the use of TASER devices to their first responders. This resulted in higher sales of the TASER X26 product line which increased $4.3 million to $17.3 million for the third quarter of 2007 compared to $13.0 million for the third quarter of 2006. Single cartridge sales increased $3.0 million, or 80%, to $6.7 million for the third quarter of 2007 compared to $3.7 million for the third quarter of 2006 which is a function of the expanded sales of the X26 noted above and the recurring revenue from the growing installed base of units in the field. Also contributing to the growth in net sales for the three months ended September 30, 2007 was the introduction of the TASER C2 Personal Protector product which began shipping in July 2007. Sales of the TASER C2 were $1.7 million for the third quarter of 2007. Other sales include extended warranty, out of warranty replacement fees, training and freight revenues net of cash and distributor discounts.
     International sales for the third quarter of 2007 and 2006 represented approximately $4.3 million, or 15%, and $2.2 million or 12% of total net sales, respectively.

Cost of Products Sold
     Cost of products sold increased by $5.8 million, or 88%, to $12.5 million for the third quarter of 2007 compared to $6.7 million for the third quarter of 2006. As a percentage of net sales, cost of products sold increased to 43.9% in the third quarter of 2007 compared to 36.5% in the third quarter of 2006. The increase in cost of products sold as a percentage of net sales for the third quarter of 2007 compared to the third quarter of 2006 was driven by a combination of factors. Production of the new TASER C2 created a number of challenges related to the integration of new production lines and personnel which, in combination, initially generated significant line inefficiencies and product scrap. To address the initial low production yield issues, some engineering modifications were made to the injection molding tooling and printed circuit board design to establish a more durable assembly process. These modifications added significant incremental time to the assembly of each C2 produced in the quarter and also resulted in inventory rework. The related increases in direct labor, scrap expense and engineering supplies contributed 2.6%, 2.2% and 0.5% toward the 7.4% increase in cost of product sold as a percentage of net sales in the third quarter of 2007 compared to the same period in the prior year. An increase in warranty reserves generated by higher sales of the X26 and the introduction of the C2 contributed 1.0% to the increase in cost of product sold as a percentage of net sales. Additionally, we also experienced a rise in raw material and transportation costs which contributed to a 0.6% increase in the cost of products sold as a percentage of net sales for the third quarter of 2007 compared to the same period in 2006.
Gross Margin
     Gross margin increased $4.4 million, or 38%, to $16.0 million for the third quarter of 2007 compared to $11.6 million for the third quarter of 2006. As a percentage of net sales, gross margins decreased to 56.1% for the third quarter of 2007 compared to 63.5% for the third quarter of 2006. The 7.4% decrease in gross margin as a percentage of net sales for the third quarter of 2007 was attributable to the increased percentage of direct and indirect costs as a percentage of net sales for the reasons noted above under the discussion of cost of products sold.
Sales, General and Administrative Expenses
     For the three months ended September 30, 2007 and 2006, sales, general and administrative expenses were comprised as follows (amounts in thousands):

	Three Months Ended September 30,
			$	%
	2007	2006	Change	Change
Salaries and benefits	$1,773	$1,361	$412	30.3%
Bonuses	364	169	195	115.4%
Legal, professional and accounting fees	999	1,674	(675)	-40.3%
Consulting and lobbying services	627	584	43	7.4%
Travel and meals	1,179	684	495	72.4%
D&O and liability insurance	460	538	(78)	-14.5%
Depreciation and amortization	466	364	102	28.0%
Stock-based compensation	295	194	101	52.1%
Other	1,982	1,557	425	27.3%

Total	$8,145	$7,125	$1,020	14.3%

Sales, general and administrative as a % of net sales	28.5%	38.9%
     Sales, general and administrative expenses were $8.1 million and $7.1 million in the third quarter of 2007 and 2006, respectively, an increase of $1.0 million, or 14.3%. As a percentage of total net sales, sales, general and administrative expenses decreased to 28.5% for the third quarter of 2007 compared to 38.9% for the third quarter of 2006. The dollar increase for the third quarter of 2007 over the same period in 2006 is attributable to a $495,000 increase in travel and meals expense associated with our annual tactical conference which occurred in the third quarter of 2007 compared to the second quarter of 2006 and a $412,000 growth in salaries and benefits related to an increase in personnel (our headcount was 72 at September 30, 2007 compared to 65 at September 30, 2006) to support the expansion of our business infrastructure combined with an annual salary increase effective January 1, 2007. There was also a $195,000 increase in quarterly bonus expense due to the improved operating results in the third quarter of 2007, a $102,000 increase in depreciation expense associated with incremental fixed asset additions and a $101,000 increase in stock based compensation expense associated with options granted in 2007. The $425,000 increase in other expense is primarily attributable to increased advertising related to the introduction of the C2 as well as higher sales commissions. These increases were partially offset by a $675,000 decrease in legal, professional and accounting fees which is primarily attributable to the timing of proceedings of our outstanding litigation as well as three cases where we have exceeded our insurance deductible, subsequent to which we are reimbursed for expenses incurred. We recorded $434,000 in other assets as an insurance receivable for expenses incurred in the third quarter of 2007 for which we will be reimbursed.

Research and Development Expenses
     Research and development expenses increased $205,000, or 26.5%, to $978,000 for the third quarter of 2007 compared to $773,000 for the third quarter of 2006. The increase is predominantly related to growth in salary with headcount increasing 35% from 20 at September 30, 2006 to 27 at September 30, 2007, and tooling costs to support our continuing efforts to develop new products such as the XREP (Extended Range Electro-Muscular Projectile) and Shockwave.
Interest and Other Income, Net
     Interest and other income increased by $38,000 or 8% to $520,000 for the third quarter of 2007 compared to $482,000 for the third quarter of 2006. The increase is primarily attributable to higher average yields on our investments. Our cash and investment accounts earned interest at an approximate average rate of 4.26% during the third quarter of 2007 compared to 3.88% during the third quarter of 2006.
Provision for Income Taxes
     The provision for income taxes decreased by $570,000 to a provision of $1.2 million for the third quarter of 2007 compared to $1.8 million for the third quarter of 2006. The effective income tax rate for the third quarter of 2007 was 16.9% compared to 43.2% for the third quarter of 2006. The reduction in income tax expense is attributable to a research and development tax credit study completed during the third quarter of 2007 which resulted in a $1.8 million reduction in the provision for income taxes.
Net Income
     Net income increased by $3.8 million to $6.2 million for the third quarter of 2007 compared to $2.4 million for the third quarter of 2006. Income per basic and diluted share was $0.10 and $0.09, respectively, for the third quarter of 2007. This compares to income per basic and diluted share of $0.04 for the third quarter of 2006.
Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
The following table sets forth, for the periods indicated, our statements of operations as well as the percentage relationship to total net revenues of items included in our statements of operations ( dollars in thousands ):

	Nine Months Ended September 30,				Increase / (Decrease)
	2007		2006		$	%

Net sales	$69,699	100.0%	$48,430	100.0%	$21,269	43.9%
Cost of products sold	29,272	42.0%	17,453	36.0%	11,819	67.7%

Gross margin	40,427	58.0%	30,977	64.0%	9,450	30.5%
Sales, general and administrative expenses	24,072	34.5%	21,982	45.4%	2,090	9.5%
Research and development expenses	3,212	4.6%	2,000	4.1%	1,212	60.6%
Shareholder litigation settlement expense	—	0.0%	17,650	36.4%	(17,650)	-100.0%

Income (loss) from operations	13,143	18.9%	(10,655)	-22.0%	23,798	-223.4%
Interest and other income, net	1,453	2.0%	1,275	2.6%	178	13.9%

Income (loss) before income taxes	14,596	20.9%	(9,380)	-19.3%	23,976	-255.8%
Provision (benefit) for income taxes	4,248	6.1%	(2,975)	-6.1%	7,223	-242.8%

Net income (loss)	$10,348	14.8%	$(6,405)	-13.2%	$16,753	-261.8%

Net Sales
     For the nine months ended September 30, 2007 and 2006, sales by product line and by geography were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2007		2006
Sales by Product Line
TASER X26	$43,202	62.0%	$33,973	70.2%
TASER C2	1,746	2.5%	—	0.0%
TASER Cam	2,949	4.2%	1,271	2.6%
ADVANCED TASER	1,771	2.5%	1,959	4.0%
AIR TASER	53	0.1%	88	0.2%
Single Cartridges	17,619	25.3%	10,538	21.8%
Other	2,359	3.4%	601	1.2%

Total	$69,699	100.0%	$48,430	100.0%

	Nine Months Ended September 30,
	2007	2006
United States	83%	89%
Other Countries	17%	11%

Total	100%	100%

     Net sales increased $21.3 million, or 43.9%, to $69.7 million for the first nine months of 2007 compared to $48.4 million for the same period in 2006. The growth in the first nine months of 2007 was primarily the result of increased sales to our core law enforcement market with new agencies deploying TASER technology following extensive test and evaluation periods and from agencies continuing to expand the use of TASER devices to their first responders. This resulted in higher sales of the TASER X26 product line which increased $9.2 million to $43.2 million for the first nine months of 2007 compared to $34.0 million for the first nine months of 2006. Single cartridge sales increased $7.1 million, or 67%, to $17.6 million for the first nine months of 2007 compared to $10.5 million for the same period in 2006 which is a function of the expanded sales of the TASER X26 noted above and the recurring revenue from the growing installed base of units in the field. Also contributing to the growth in net sales for the nine months ended September 30, 2007 was a full nine months sales of the TASERCam product which did not go on sale until the end of the second quarter of 2006. Sales of the TASERCam were $2.9 million for the first nine months of 2007, an increase of $1.7 million over the first nine months of 2006. Further, we began shipping our TASER C2 Personal Protector product in July 2007 which contributed $1.7 million in sales for the first nine months of 2007. Other sales include extended warranty, out of warranty replacement fees, research funding, training and freight revenues net of cash and distributor discounts.
International sales for the first nine months of 2007 and the first nine months of 2006 represented approximately $11.9 million, or 17%, and $5.3 million or 11% of total net sales, respectively.
Cost of Products Sold
     Cost of products sold increased by $11.8 million, or 67.7%, to $29.3 million for the first nine months of 2007 compared to $17.5 million for the first nine months of 2006. As a percentage of net sales, cost of products sold increased to 42.0% in the first nine months of 2007 compared to 36.0% in the first nine months of 2006. The increase in cost of products sold as a percentage of net sales for the first nine months of 2007 compared to the same period in 2006 was driven by a combination of factors. We experienced a change in sales mix with the growth in lower margin cartridge sales and TASERCam’s as a percentage of total sales and the introduction of the lower margin C2 product line. We also experienced a rise in raw material costs due to higher price of plastics and printed circuit board assemblies. In combination, these contributed to a 1.8% increase in the cost of products sold as a percentage of net sales for the first nine months of 2007 compared to the same period in 2006. In the third quarter of 2007, production of the new TASER C2 created a number of challenges related to the integration of new production lines and personnel which, in combination, initially generated significant line inefficiencies and product scrap. To address the initial low production yield issues, some engineering modifications were made to the injection molding tooling and printed circuit board design to establish a more durable assembly process. These modifications added significant incremental time to the assembly of each C2 produced in the quarter and also resulted in inventory rework. The related increases in direct labor, scrap expense and engineering supplies contributed 1.6%, 1.5% and 0.4% toward the 6.0% increase in cost of product sold as a percentage of net sales in the first nine months of 2007 compared to the same period in the prior year. An increase in warranty reserves generated by higher sales of the X26 and the introduction of the C2 contributed 0.9% to the increase in cost of product sold as a percentage of net sales. These increases were partially offset by improved leverage of our indirect labor and other manufacturing expenses.

Gross Margin
     Gross margin increased $9.4 million, or 31%, to $40.4 million for the first nine months of 2007 compared to $ 31.0 million for the first nine months of 2006. As a percentage of net sales, gross margins decreased to 58% for the first nine months of 2007 compared to 64% for the same period in 2006. The decrease in gross margin as a percentage of net sales for the first nine months of 2007 was attributable to the increased percentage of direct and indirect costs as a percentage of net sales for the reasons noted above under the discussion of cost of products sold.
Sales, General and Administrative Expenses
     For the nine months ended September 30, 2007 and 2006, sales, general and administrative expenses were comprised as follows (amounts in thousands):

	Nine Months Ended September 30,
			$	%
	2007	2006	Change	Change
Salaries and benefits	$5,134	$4,028	$1,106	27.5%
Bonuses	750	304	446	146.7%
Legal, professional and accounting fees	4,490	5,433	(943)	-17.4%
Consulting and lobbying services	1,861	1,655	206	12.4%
Travel and meals	2,809	2,314	495	21.4%
D&O and liability insurance	1,415	1,600	(185)	-11.6%
Depreciation and amortization	1,315	1,165	150	12.9%
Stock-based compensation	721	695	26	3.7%
Other	5,577	4,789	788	16.5%

Total	$24,072	$21,983	$2,089	9.5%

Sales, general and administrative as % of net sales	34.5%	45.4%
     Sales, general and administrative expenses were $24.1 million and $22.0 million in the first nine months of 2007 and 2006, respectively, an increase of $2.1 million, or 9.5%. As a percentage of total net sales, sales, general and administrative expenses decreased to 34.5% for the first nine months of 2007 compared to 45.4% for the first nine months of 2006. The dollar increase for the first nine months of 2007 over the same period in 2006 is substantially attributable to $1.1 million of growth in salaries and benefits related to an increase in support personnel. Travel and meals increased $495,000 mainly as a result of the higher sales related activity, bonuses increased $446,000 due to the improved operating results in the first nine months of 2007 and consulting and lobbying costs increased $206,000 primarily due to higher expert witness fees. The $788,000 increase in other expense is primarily attributable to increased advertising and sales commissions. Offsetting these increases was a $943,000 decrease in legal, professional and accounting costs primarily due to a reduction in legal fees attributable to the timing of proceedings of our outstanding litigation as well as three cases where we have exceeded our insurance deductible, subsequent to which we are reimbursed for expenses incurred. We recorded $114,000 and $434,000 in other assets as an insurance receivable for expenses incurred in the second and third quarters of 2007, respectively, for which we will be reimbursed. D&O and liability insurance costs also decreased by $185,000 as a result of lower premiums for the 2007 period.
Research and Development Expenses
     Research and development expenses increased $1.2 million, or 60.6%, to $3.2 million for the first nine months of 2007 compared to $2.0 million for the first nine months of 2006. The increase is predominantly related to growth in salary with headcount increasing from 20 at September 30, 2006 to 27 at September 30, 2007, as well as growth in supplies, tooling and consulting costs to support our continuing efforts to develop new products such as the TASER C2, the XREP (eXtended Range Electro-Muscular Projectile) and the TASER Shockwave.
Litigation Settlement Expense
     Litigation settlement expense of $17.65 million was recorded in the second quarter of 2006 as a result of the settlement of our shareholder class action litigation and derivative lawsuits.

Interest and Other Income, Net
     Interest and other income increased $178,000, or 13.9%, to $1.5 million for the first nine months of 2007 compared to $1.3 million for the same period in 2006. The increase is mainly attributable to the higher average yields on our investments, 4.28% for the first nine months of 2007 compared to 3.62% for the first nine months of 2006.
Income Taxes
     The provision for income taxes increased by $7.2 million to a provision of $4.2 million for the first nine months of 2007 compared to a benefit for income taxes of $3.0 million for the first nine months of 2006. The change in position is due to the net loss before income taxes of $9.4 million for the first nine months of 2006, which was substantially generated by the shareholder litigation expense of $17.65 million recorded in the second quarter of 2006. The effective income tax rate for the first nine months of 2007 was 29.1% compared to 31.7% for the first nine months of 2006. The reduction in the effective rate in 2007 is attributable to a research and development tax credit study completed during the third quarter which resulted in a $1.8 million reduction in the provision for income taxes. The effective rate declined in 2006 primarily due to the recording of an impairment of the Arizona State NOL carryforward of $250,000 in the second quarter of 2006.
Net Income
     Net income increased by $16.8 million to $10.3 million for the first nine months of 2007 compared to a net loss of $6.4 million for the same period in 2006. Income per basic and diluted share was $0.17 and $0.16, respectively, for the first nine months of 2007. This compares to a loss per basic and diluted share of $0.10 for the first nine months of 2006.
Liquidity and Capital Resources
Liquidity
     As of September 30, 2007, we had $27.0 million in cash, cash equivalents and short term investments, an increase of $4.7 million from December 31, 2006 which is primarily attributable to cash generated from operations offset by the final $8 million cash payment in the settlement of our shareholder litigation. The final payment was made in cash rather than stock at our discretion.

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Net cash provided by operating activities	$6,682	$9,539
Net cash used for investing activities	(1,005)	(8,553)
Net cash provided by (used for)financing activities	$2,537	$(1,505)
     Net cash provided by operating activities for the first nine months of 2007 of $6.7 million was mainly attributable to our net income for the period of $10.3 million, the $4.0 million utilization of deferred tax assets and total other non cash adjustments to net income of $4.1 million including depreciation and amortization expense of $1.8 million, stock-based compensation expense of $1.0 million and provision for warranty expense of $1.3 million. In addition, deferred revenue related to the growth in sales of extended warranties increased by $1.5 million. These cash sources were partially offset by the $8.0 million payment for the shareholder litigation settlement, a $2.9 million increase in accounts receivable due to the higher sales levels in the third quarter of 2007 compared to the fourth quarter of 2006 and a $1.7 million increase in inventory related to some build to satisfy order backlog existing at September 30, 2007.
     We utilized $1.0 million from investing activities during the nine months ended September 30, 2007 which was comprised of a $3.0 million net decrease in our investments partially offset by $3.7 million in acquisitions of property and equipment, which mainly related to new automation equipment, production equipment for the TASER C2 manufacturing line and capitalized website development costs. In addition, we purchased $329,000 of intangible assets, primarily consisting of patent applications.
     During the first nine months of 2007, we generated $2.5 million from financing activities attributable to stock options exercised in the period.

Capital Resources
     On September 30, 2007, we had total cash and investments of $53.0 million.
     We have a $10 million line of credit facility with a domestic bank. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on June 30, 2008 and requires monthly payments of interest only. At September 30, 2007, there was a calculated availability of the maximum available $10.0 million based on the defined borrowing base, which is based on our eligible accounts receivable and inventory. There was no outstanding balance under the line of credit at September 30, 2007, and no borrowings under the line as of the date of the filing of this Form 10-Q.
     We believe that our existing balance of cash and investments of $53.0 million as of September 30, 2007, together with cash expected to be generated from operations and availability under the line of credit will be adequate to fund our operations for at least the next 12 months. However, we may require additional resources to expedite manufacturing of new and existing technologies in order to meet possible demand for our products. Although we believe financing will be available at terms favorable to us, both through our existing credit lines and possible additional equity financing, there is no assurance that such funding will be available, or on terms acceptable to us.
Commitments and Contingencies
     There have been no material changes in future contractual financial obligations as of September 30, 2007 compared to the information at December 31, 2006 set forth in our Annual Report on Form 10-K except as follows:
     On July 2, 2007, we entered into a contract with ATS Automation Tooling Systems Inc. for the purchase of equipment at a cost of approximately $7.8 million. The equipment is expected to be delivered to and installed at the Company’s facility in 2008. Payments will be made in installments, with an initial $1.5 million deposit which was paid in the third quarter of 2007, a second instalment of $1.6 million to be paid in the fourth quarter of 2007and the balance in 2008.
Off Balance Sheet Arrangements
     We have no off balance sheet arrangements as of September 30, 2007.

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
Standard Warranty Costs
     We warrant our products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective TASER unit for a fee. We track historical data related to returns and related warranty costs on a quarterly basis, and estimate future warranty claims by applying our four quarter average return rate to our product sales for the period. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of September 30, 2007, our reserve for warranty returns was $1,158,000 compared to a $713,000 reserve at December 31, 2006. In the event that product returns under warranty differ from our estimates, changes to warranty reserves might become necessary.
Inventory
     Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost, which approximates the first-in, first-out (FIFO) method. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory was $171,000 at September 30, 2007 compared to $223,000 at December 31, 2006. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves might become necessary.
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

     In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which became effective for us beginning in 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Under FIN 48, management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties. We adopted the provisions of FIN 48 effective January 1, 2007. The impact on our reassessment of our pre existing tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity. In September 2007, the Company completed a Research and Development Tax Credit Study which resulted in the generation of $3.1 million in tax credits for Federal and Arizona income tax purposes related to the 2003 through 2006 tax years. The Company recognized $1.8 million in the third quarter of 2007 as a reduction in income tax expense. The Company made the determination that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and recorded a liability for unrecognized tax benefits of $754,510 as of September 30, 2007. Our estimates are based on the information available to us at the time we prepare the income tax provisions. We generally file our annual income tax returns several months after our fiscal year end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
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
     In preparing our financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As a result of the shareholder litigation settlement expense recorded in the second quarter of 2006, we recorded a valuation allowance of $250,000 in 2006 against our deferred tax assets for Arizona NOL’s. We believe that, other than as previously described, as of September 30, 2007, based on our evaluation, no additional valuation allowance was deemed necessary as it is more likely than not that our net deferred tax assets will be realized. However, the deferred tax asset could be reduced in the near term if estimates of taxable income during the carryforward period are reduced.
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
     We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS No. 115) . All of our cash equivalents and marketable securities are treated as “held-to-maturity” under SFAS No. 115. Investments in fixed rate interest earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity,” no gains or losses are recognized due to changes in interest rates and, as such, a 10% change in interest rates would not have a material adverse affect on our results of operations. These securities are reported at amortized cost, which approximates fair value.
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
     Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in internal control over financial reporting
     There were no changes in internal control over financial reporting during the fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     A substantial number of law enforcement and corrections agencies may not purchase our electronic control devices. In addition, if our products are not widely accepted by the law enforcement and corrections market, we may not be able to expand sales of our products into other markets such as the military market. Law enforcement and corrections agencies may be influenced by claims or perceptions that our weapons are unsafe or may be used in an abusive manner. In addition, earlier generation conducted energy devices may have been perceived as ineffective. Sales of our products to these agencies may also be delayed or limited by these claims or perceptions.
We substantially depend on sales of our TASER X26 products, and if these products are not widely accepted, our growth prospects will be diminished.
     In the three and nine months ended September 30, 2007 and 2006, we derived our revenues predominantly from sales of the TASER X26 brand devices and related cartridges, and expect to depend on sales of these products for the foreseeable future. A decrease in the prices of or demand for these products, or their failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.
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
     We experienced significant revenue growth in 2006 compared to 2005 and in the first nine months of 2007 compared to the first nine months of 2006. To the extent demand for our products continues to increase significantly in future periods, one of our key challenges will be to ramp our production capacity to meet sales demand, while maintaining product quality. Our primary strategies to accomplish this include increasing the physical size of our assembly facilities, the hiring of additional production staff, and the implementation of customized automation equipment. We have limited previous experience in implementing automation equipment, and the investments made on this equipment may not yield the anticipated labor and material efficiencies. Our inability to meet any future increase in sales demand or effectively manage our expansion could have a material adverse affect on our revenues, financial results and financial condition.
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
     We are involved in numerous litigation matters relating to our products or the use of such products, litigation against persons who we believe have defamed our products, litigation against medical examiners who we believe made errors in their autopsy reports, litigation against a competitor, and litigation against our former patent attorney. Such matters have resulted and are expected to continue to result in substantial costs to us and a likely diversion of our management’s attention, which could adversely affect our business, financial condition or operating results. In particular, in October 2006 we reached an agreement to settle our shareholder class action lawsuits and derivative lawsuits for approximately $21.75 million, of which approximately $4.1 million was covered by insurance.

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
     Because of our prior material weaknesses, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected. While we completed our remediation efforts to address these material weaknesses and while we did not identify any materials weaknesses at December 31, 2006, we cannot assure you that material weaknesses will not occur in future periods. If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting. We have incurred, and expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or our independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor confidence in us may be adversely affected and could cause a decline in the market price of our stock.
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

ITEM 6. EXHIBITS

3.1	Company’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

3.2	Company’s Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, effective May11, 2001 (Registration No. 333-55658), as amended)

3.3	Certificate of Amendment to Certificate of Incorporation dated September 1, 2004 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB, filed March 31, 2005)

4.1	Reference is made to pages 1 – 4 of Exhibit 3.1 and pages 1 – 5 and 12 – 14 of Exhibit 3.2

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC. (Registrant)
Date: November 8, 2007	/s/ Patrick W. Smith
Patrick W. Smith,
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2007	/s/ Daniel M. Behrendt
Daniel M. Behrendt
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibits:

3.1	Company’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

3.2	Company’s Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, effective May11, 2001 (Registration No. 333-55658), as amended)

3.3	Certificate of Amendment to Certificate of Incorporation dated September 1, 2004 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB, filed March 31, 2005)

4.1	Reference is made to pages 1 – 4 of Exhibit 3.1 and pages 1 – 5 and 12 – 14 of Exhibit 3.2

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities exchange Act of 1934.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities exchange Act of 1934.

32.1	Chief Executive Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.