Form 10-K
period 2007-12-31
TASER INTERNATIONAL INC
filed 2008-02-29
CIK 1069183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Common Stock, $0.00001 par value per share (Nasdaq Global Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated Filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Common Stock held by non-affiliates of the issuer, based on the last sales price of the issuer’s common stock on June 29, 2007, which is the last business day of the registrant’s most recently completed second fiscal quarter, as reported by NASDAQ, was $807,452,277. The number of shares of the registrants’ common stock outstanding as of February 25, 2008, was 63,321,312.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of registrant’s definitive proxy statement to be prepared and filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007 are incorporated by reference into Part III of this Form 10-K.

TASER INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2007

PART I
     The statements contained in this report that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things:
(1)	expected revenue and earnings growth;

(2)	estimates regarding the size of our target markets;

(3)	our ability to successfully penetrate the law enforcement market;

(4)	growth expectations for existing accounts;

(5)	our ability to expand product sales to the private security, military, corrections, airline, and private citizen self-defense markets;

(6)	fluctuations in gross margins;

(7)	expansion of product capability;

(8)	new product introductions;

(9)	product safety;

(10)	our target business model;

(11)	the automation of our production process;

(12)	our insulation from competition;

(13)	our focus on future development initiatives;

(14)	our expectation that research and development costs will continue to increase; and

(15)	our litigation strategy and the importance of recent favorable verdicts.
     These statements are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to: (1) market acceptance of our products; (2) our ability to establish and expand our direct and indirect distribution channels; (3) our ability to attract and retain the endorsement of key opinion-leaders in the law enforcement community; (4) the level of product technology and price competition for our products; (5) the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; (6) risks associated with rapid technological change and new product introductions; (7) challenges to our intellectual property; (8) competition; (9) litigation including lawsuits alleging product related injuries and death; (10) negative media publicity and reporting concerning our products and their uses; (11) TASER device tests and reports; (12) product quality; (13) implementation of manufacturing automation; (14) potential fluctuations in our quarterly operating results; (15) financial and budgetary constraints of current and prospective customers; (16) order delays; (17) dependence upon sole and limited source suppliers; (18) fluctuations in component pricing; (19) government regulations and inquiries; (20) dependence upon key employees and our ability to retain employees; (21) execution and implementation risks of new technology; (22) aligning manufacturing production with sales demand; (23) medical and safety studies; (24) the outcome of any current or future tax audit of us, and (25) other factors detailed in our filings with the Securities and Exchange Commission, including, without limitation, those factors detailed in ITEM 1A. of this annual report entitled “Risk Factors.” The risks included in the foregoing list are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. New risk factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the impact of all such risk factors or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update or revise any forward looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to expectations over time.
     We own the following trademarks: TASER® and AIR TASERtm, TASER-Wavetm, T-Wavetm, AUTO TASERtm, ADVANCED TASER®, Shaped Pulse Technologytm, X-Railtm, TASER M18tm, TASER M26tm, TASER X26tm, TASER Camtm, TASER XREPtm, TASER C2tm, TASER X26ctm and AFIDtm. Each other trademark, trade name or service mark appearing in this report belongs to its respective holder.

Item 1. Business
Overview
     TASER International, Inc.’s (the “Company” or “TASER” or “we” or “our”) mission is to protect life by providing safer, more effective force options and technologies. We are a market leader in the development and manufacture of advanced Electronic Control Devices (“ECDs”) designed for use in the law enforcement, military, corrections, private security and personal defense markets. Since our founding in 1993, we have remained committed to providing solutions to violent confrontation by developing devices with proprietary technology to incapacitate dangerous, combative, or high-risk subjects who pose a risk to law enforcement officers, innocent citizens, or themselves in a manner that is generally recognized as a safer alternative to other uses of force.
     To that end, we have focused our efforts on the continuous development of our technology for both new and existing products as well as providing industry leading training services. We have done this while building distribution channels for marketing our products and services to law enforcement agencies and consumers, primarily in North America with increasing emphasis placed on expanding these programs in international markets.
Products
Electronic Control Devices
Our Technology
     We make ECDs for two main types of market segments; the law enforcement, military, corrections and professional security markets and the consumer market. Our ECDs use propelled wires or direct contact to conduct energy to affect the sensory and motor functions of the nervous system. Our products use a replaceable cartridge containing compressed nitrogen to deploy two small probes that are attached to the ECD by insulated conductive wires with lengths ranging from 15 to 35 feet. Our ECDs transmit electrical pulses along the wires and into the body affecting the sensory and motor functions of the peripheral nervous system. The energy can penetrate up to two cumulative inches of clothing, or one inch per probe. The initial effect lasts 5 seconds for our law enforcement, military and corrections products and up to thirty seconds for our consumer market models. This effect can be extended, if necessary, by the operator.
Law Enforcement, Military, Corrections and Professional Security Products
     For the law enforcement, military, corrections and professional security markets we manufacture two product lines. Our primary product is the TASER X26 with Shaped Pulse Technology which we introduced in 2003. Shaped Pulse technology is a refined energy pulse that concentrates a small portion of energy to first penetrate any barriers, while the majority of the energy flows into the target freely after the barrier has been penetrated. The TASER X26 product line consists of the TASER X26, various cartridges (described below), a proprietary battery system, a digital power magazine, download software and equipment, extended warranties, and a number of holstering options and accessories. The TASER X26 product line (excluding individual cartridge sales) accounted for approximately $61.0 million, or 60% of our net sales, for the year ended December 31, 2007 and for approximately $44.4 million, or 66% of our net sales, for the year ended December 31, 2006.
     Our second law enforcement product line is the ADVANCED TASER M26 which we originally launched in November 1999. The ADVANCED TASER M26 product line consists of the ADVANCED TASER M26, various cartridges (described below), rechargeable batteries, a battery charging system, data download software and equipment, extended warranties, and a number of holstering options and accessories. The ADVANCED TASER M26 product line (excluding individual cartridge sales) accounted for approximately $1.3 million, or approximately 1% of our net sales, for the year ended December 31, 2007 and for approximately $1.4 million, or 2% of our net sales, for the year ended December 31, 2006.
Consumer Products
     For the personal defense market we introduced our new TASER C2 consumer product in 2007. This new device is a compact system that provides the same proven Neuro-Muscular Incapacitation (NMI) effectiveness as our market leading TASER X26 but in a less intimidating, more compact form and at a price point more attractive to private citizens. Our sale and marketing of the TASER C2 promotes responsible ownership and aims to prevent misuse by keeping the device inactive until the owner has successfully completed a background check either online or via a toll-free telephone number.
     We also manufacture the TASER X26C, ADVANCED TASER M18 and ADVANCED TASER M18L, devices for use by consumers. The X26C was developed in conjunction with the law enforcement TASER X26 version; however, its effect lasts longer allowing the owner more time to escape danger. The ADVANCED TASER M18 and ADVANCED TASER M18L are designed after the law enforcement ADVANCED TASER M26 version; however, the electrical pulse rate is lower. The ADVANCED TASER M18 and ADVANCED TASER M18L are identical except that the ADVANCED TASER M18L has an integrated laser-aiming device. These three product lines consist of the units themselves, air cartridges, batteries and digital power magazines, and a number of holstering options and accessories.
     The consumer products line accounted for approximately $5.7 million, or 5.7% of our net sales, for the year ended December 31, 2007 and for approximately $2.0 million, or 3.0% for the year ended December 31, 2006.

Cartridges and Accessories
     We manufacture six cartridge types; a 15’ cartridge, a 21’ cartridge, a 25’ XP cartridge, a 35’ cartridge, a 21’ training cartridge and a 15’ cartridge for the C2. The 15’ cartridge is capable of firing a distance of 15’ and is sold primarily to the law enforcement market for training and the consumer market for use in the ADVANCED TASER M18, ADVANCED TASER M18L, and TASER X26C devices. The C2 15’ cartridge is designed specifically for use in the TASER C2. The 21’, 25’ XP, 35’, and 21’ training cartridge are sold only to the law enforcement, military, and corrections market. The 25’ XP cartridge is different from the 21’ cartridge in that it has a longer range and its probes are longer and heavier, which allows it to penetrate a thicker clothing barrier. The training cartridge contains non-conductive wiring, which allows law enforcement, military, and corrections trainers to use the cartridge during training role-playing scenarios. Individual cartridge sales accounted for approximately $25.3 million, or approximately 25% of our net sales, for the year ended December 31, 2007 and for approximately $15.3 million, or 23% of our net sales, for the year ended December 31, 2006.
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
Product Warranties
     We offer a one year limited warranty on all of the TASER X26 and ADVANCED TASER devices. After the warranty expires, if the device fails to operate properly for any reason, we will replace the TASER X26 at a discounted price depending on when the product was placed in service and replace the ADVANCED TASER device for a fee of $75. These fees are intended to cover the handling and repair costs and include a profit. We believe this policy is attractive to our law enforcement, military, and corrections agency customers. In particular, it avoids disputes regarding the source or cause of any defect. Extended warranties which provide additional coverage beyond the limited warranty, ranging from one to four years are also offered for specified fees.
     We offer a 90 day limited warranty on the TASER C2 and the X26C devices. Our TASER C2 and the X26C are designed to disable an attacker for up to 30 seconds. We encourage private citizens to leave the units and flee after firing them. As a result, we also provide free replacement units to private citizens who follow this suggested procedure. To qualify for the replacement unit, users must file a police report that describes the incident and confirms the use of the TASER C2 or the X26C.
Markets
Law Enforcement and Corrections
     Federal, state and local law enforcement agencies in the United States and overseas currently represent the primary target market for our TASER X26 and ADVANCED TASER device products. In the law enforcement market, over 12,400 law enforcement agencies in 44 countries have made initial purchases of our TASER brand devices for testing or deployment. In addition, approximately 4,300 police departments have purchased or are in the process of purchasing one TASER device to issue to each of their on duty patrol officers. In 2007, additional federal agencies began or increased deployment of TASER devices. The U.S. Marshal Agency approved the TASER X26 for use and decentralized procurement, which made it significantly easier for the regional U.S. Marshal Offices to make their own purchases. The National Park Service made it mandatory to have TASER devices in 2007 and 145 Park Service locations are now carrying TASER X26 devices.
     In 2007 we increased our focus on educating correctional facility personnel in the benefits of using TASER brand products. We hired a sales manager to develop new relationships and cultivate existing relationships within the Corrections community. We developed training programs and command staff demonstrations specific to the Corrections market. We attended several Corrections tradeshows and conferences to expand our reach into the market. As a result of these efforts we received commitments from several state correctional agencies to start pilot tests. We currently have 162 correctional agencies deploying or testing our products. We continue to have TASER devices deployed in county correctional facilities such as those operated by the Los Angeles Custody Division and Maricopa County, Arizona Sheriff. State correctional agencies deploying TASER devices include Arizona, Colorado, Kentucky, Nevada, Oregon, Utah and Wisconsin. We hope to obtain many new correctional facility sales from our sales and marketing efforts in this market segment in the coming years.

Military Forces, both United States and Foreign Allies
     During 2007, TASER devices continued to be deployed in support of key strategic military operations in locations around the world. In total, we have shipped military users approximately 13,000 TASER devices through the end of 2007. In 2007, we continued our focus initiative on supporting our military customers. We expanded our sales efforts by hiring the former head of the Military Joint Non Lethal Weapons Directorate as our Vice President of Government and Military Programs. Additionally, we met quarterly with our Senior Executive Advisory Group (SEAG) comprised of a team of professionals with extensive military, homeland defense and law enforcement experience with the purpose of advising on business models in support of military users. The business group (Federal Programs) has concentrated on supporting military and other federal use of our existing products as well as developing new technology through contracted support. In 2007, we received our first long term Indefinite Quantity, Indefinite Delivery, (IDIQ) Military contract to provide up to $22.8 million of product over a five year period through our GSA Distributor, Aardvark Tactical, Inc.
Private Security
     We are still in the early stages of pursuing additional opportunities for sales of the TASER devices in private security markets, and have made only limited sales to date. Private security guards represent a broad range of individuals, including bodyguards, commercial and government building security guards, commercial money carrier employees and many others. In 2007, we began to amplify our focus of pursuing additional possibilities for sales of the TASER devices in private security markets. We hired a sales manager to develop new relationships and nurture existing relationships within the private security sector. Similar to our other emerging markets, we developed training programs and command staff demonstrations specific to the private security market. We met with several large corporate and private patrol security companies to discover the unique needs of security markets. We also attended several private security tradeshows and conferences to expand our reach into the market. As of December 31, 2007 we currently have 77 private security agencies deploying or testing our products. During 2007, we secured a large casino security account and made inroads in the aerospace security industry that we hope will lead to future orders.
Private Citizen / Personal Protection
     In July 2007, we introduced the TASER C2 personal protector, specifically designed for the private citizen market. This new consumer product contributed approximately 4% of our total net sales in 2007. We believe private citizen sales will continue to grow in 2008 as a result of various distribution relationships and marketing strategies we have put in place to promote the TASER C2 to the consumer market.
Sales and Marketing
     Law enforcement, military, corrections and security agencies represent our primary target markets. In each of these markets, the decision to purchase TASER devices is normally made by a group of people, including the agency head, the agency’s training staff, and weapons experts. Depending on the size and cost of the device deployment and local procurement rules and customs, the decision may involve political decision-makers such as city council members or the federal government. The decision-making process can take as little as a few weeks or as long as several years. Although we have focused on three primary markets, we have been able to expand our customer base to thousands of end users within these markets. We currently sell our products to over 12,400 law enforcement agencies.
     Since the introduction of the ADVANCED TASER device in 1999, we have used several types of media to communicate the benefits of acquiring and deploying our products. These campaigns have included the development of personalized CD/DVD packages geared toward law enforcement leaders in the community, advertisements in law enforcement publications, and the use of more than 1,600 training classes conducted around the world. We also target key regional and national law enforcement trade shows where we can demonstrate the TASER devices to leading departments. In 2007, we attended and exhibited at over 100 regional and national law enforcement trade shows. In 2007, we held our eighth annual U.S. Tactical Conference for the trained master instructors, and law enforcement training officers. In 2006,we conducted our fifth and largest European Tactical Conference to reach customers in more than 20 countries, including the United Kingdom, Germany, France, Spain, Austria, Switzerland, Czech Republic, and Finland, who have either expressed an interest in, or who are already in the process of testing or deploying TASER devices. The continued focus of these conferences was to train the officers in the use of the TASER X26.
     We plan to continue investment in the area of law enforcement trade shows and conferences in 2008, as it provides us the ability to market our products to our target audience. We believe these types of activities accelerate penetration of our TASER product lines in each market, which should lead to increased visibility in both the private security and private citizen markets and reinforce the value of non-lethal devices for self-defense.

United States Distribution
     With the exception of several accounts to which we sell directly, the vast majority of our law enforcement agency sales in the Unites States are made through our network of 28 law enforcement distributors. In addition, we have one military and government contracting distributor. These distributors were selected based upon their reputation within their respective industries, their contacts, and their distribution network. Our regional managers work closely with the distributors in their territory to inform and educate the law enforcement communities. We continue to monitor our law enforcement distributors closely to help ensure that our service standards are achieved. We also reserve the right to take any large agency order directly to secure the agency’s account balance with us.
     Sales in the private citizen market are made through our web site sales and through 20 commercial distributors. As of December 31, 2007, distributors have signed dealer agreements with approximately 2000 dealers who are purchasing and reselling the TASER C2 to citizens in the United States. We are also selling to 3 sporting goods retail chains that sell C2 units in 118 of their sporting goods retail stores. In 2007, we implemented a variety of marketing initiatives to support the launch of the TASER C2 personal protector. We hired a professional advertising and public relations company to assist us in media and press events, and editorial placements and attended 12 tradeshows specifically to target the consumer market. We held 8 press conferences and media events in targeted large cities to further educate the public of the availability for citizens to purchase TASER C2 products for private use. In addition we deployed our TASER Command Vehicle (TCV) to travel across the United States performing product demonstrations at dealer events such as retailer grand openings and were a sponsor in the Rolex Grand AM Race Series, attending 14 races to promote the TASER C2. We also contracted a third party company call center to assist with the large volume of citizen calls generated from our advertisements, trade shows and press/media conferences. We continued to sell all other TASER citizen devices and products through web sales and our established commercial distributors.
International Distribution
     We market and distribute our products to foreign markets through a network of distributors. For geographical and cultural reasons, our distributors usually have a territory defined by their country’s borders. These distributors market both our law enforcement, military, and corrections products, and our consumer products where allowed by law.
     Our distributors work with local police, military, and corrections agencies in the same manner as our domestic market distributors. For example, they perform demonstrations, attend industry tradeshows, maintain country specific web sites, engage in print advertising, and arrange training classes.
     In 2007, we concentrated our international marketing on the countries that were furthest along in the testing and purchasing process. These countries included the United Kingdom, France, Australia, Singapore, and South Korea. In 2008, we are planning to continue our focus on territories that are moving in the direction of non-lethal weaponry. We also plan to continue growing our international presence by expanding our marketing efforts to a larger number of countries.
     We shipped products to approximately 50 countries during fiscal 2007 compared to approximately 35 in 2006. As a percentage of total sales, sales outside the U.S. increased to approximately 15% in 2007 from 14% in 2006 and 13% in 2005. Reference is made to Note 1(o) in the accompanying financial statements in Part II, Item 8 of this Form 10-K for further information concerning our sales by geographic region.
Training Programs
     Most law enforcement, military, security and corrections agencies will not purchase new weapons until a training program is in place to instruct and certify personnel in their proper use. We offer a 16 hour class that certifies law enforcement, military, corrections and security agency trainers as instructors in the use of the TASER electronic control devices. As of December 31, 2007, approximately 33,000 law enforcement officers around the world have been trained and certified as instructors in the proper use of TASER brand devices. This includes approximately 29,335 officers in the United States and 3,690 in other countries.
     Currently, 650 of our certified instructors have undergone further training and became certified as master instructors. We authorize these individuals to train and certify other law enforcement and corrections agency trainers as TASER instructors, not just end-users within their own organization. The master instructors are independent professional trainers, serve as local area TASER experts, and assist in conducting TASER demonstrations at other police departments within their regions. In addition, 119 of our certified instructors have completed the same training and were certified as advanced instructors. Advanced instructors are authorized to certify others within their own agency as TASER instructors. Military personnel are trained by our Chief Instructor. Approximately 170 of our master instructors have agreed to conduct TASER device training classes on a regular basis. We provide logistical support for the training classes. We charge a fee of $275 for each training attendee. We pay master instructors a per-session training fee for each session they conduct. We conducted 381 training courses in 2007 and, as of December 31, 2007, we have conducted a cumulative 2,025 training courses during which we have trained more than 33,000 individuals in the use of TASER products. We have also designed a training course for private citizen customers. Customers who purchase an X26C device receive a certificate good for a one hour, one-on-one training session with an X26C certified instructor. We have 843 instructors certified to give the X26C training.

     In order to coordinate the growing demands of our training programs we created a Training Advisory Board. This board annually reviews the qualifications of the master instructors, and provides retraining or certification as required. In addition, the Training Advisory Board oversees the trainers and curriculum to ensure that new information is properly communicated and implemented. The Training Advisory Board also gives input into new product development. We also created the position of Senior Master Instructor. Eight experienced Master Instructors were promoted to this position based on their exemplary performance as Master Instructors. Their primary duties are to perform quality control checks on Master Instructors during an instructor course and to help instruct at the Master Instructor School. Additionally, we created the position of Staff Instructor who is a full time employee responsible for coordinating course delivery and development.
Manufacturing
     We perform light manufacturing and final assembly operations at our headquarters in Scottsdale, Arizona and we own substantially all of the equipment required to manufacture and assemble our finished products, as well as all critical injection molds, schematics, test equipment and prototypes utilized by our suppliers in the production of required raw materials and sub-assemblies. In late 2007, due to increased demand for our TASER products, we added production equipment and a second shift to our operations. This shift is not fully staffed, but utilized to boost capacity for existing products, as well as augment production of the newly released TASER C2. In the fourth quarter of 2007, the combined shifts produced more than 140,000 cartridges and 23,000 TASERs per month. We have since dropped our overflow production on the second shift back to forecasted levels for 2008 as our throughput has improved. However, this shift, as well as the addition of two additional shifts can be added within our facility should we experience burst capacity resulting from larger foreign orders.
     In 2004, we began investing in automated equipment for the improvement of product quality, and reduction in manufacturing costs. We have since implemented a number of equipment initiatives including the purchase and integration of robotic equipment, computerized laboratory and medical testing equipment, machining and tooling equipment, as well as sophisticated modeling equipment for our Research and Development Department. In 2007, we also contracted with a full scale automation facility to design and manufacture custom equipment which will be used to replace current hand assemblies on our Manufacturing floor. In total, we expect this project to cost the Company approximately $8.4 million dollars, but will significantly reduce our direct labor and improve our product consistency.
     Our supplier base has and will continue to be a focus for us. Currently, we purchase finished circuit boards and injection-molded plastic components from suppliers located in the United States. Although we currently obtain plastic components from a single supplier, we own the injection molded component tooling used in their production, and are developing a plan for redundant tooling to be built and available to run in other facilities. We also purchase small, machined parts from an overseas supplier, custom cartridge assemblies from a proprietary supplier in the United States, and electronic components from a variety of foreign and domestic distributors. We believe there are readily available alternative suppliers in most cases who can consistently meet our needs for these components. We acquire most of our components and sub assembly components on a purchase order basis and do not have many long-term contracts with suppliers. We believe that our relations with our supplier base are good.
Competition
Law Enforcement and Corrections Market
     The primary competitive factors in the law enforcement and corrections market include a weapon’s accuracy, effectiveness, safety, cost and ease of use. During 2004, two competitors announced that they planned to introduce products that directly compete with the products manufactured and sold by us. During 2007, a company introduced a new device to compete with the TASER X26. To date, we do not know of any significant sales of any competing electronic control device products. We believe that our strong relationship with customers, our large installed base of products, and the significant amount of medical and safety testing already performed on our products will provide us with a competitive advantage over these new competitors.
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
Military Market
     In the military markets, both in the United States and abroad, a wide variety of weapon systems are utilized to accomplish the mission at hand. Conducted energy devices have gained increased acceptance as a result of the policing role of military personnel in the conflicts in both Iraq and Afghanistan. There has also been an increased awareness of the use of non-lethal weapons to preserve human intelligence. TASER devices give our armed forces one means to capture or immobilize targets without using lethal force. We are the only supplier providing electronic control devices to these military agencies. There is indirect competition from pepper spray and impact weapons sold by companies such as Armor Holdings, Inc., and Pepperball.

Private Citizen Market
     Electronic control devices have gained limited acceptance in the private citizen market for non-lethal weapons. These weapons compete with other non-lethal weapons such as batons, clubs, and chemical sprays. The primary competitive factors in the private citizen market include a weapon’s cost, effectiveness, safety and ease of use. The widespread adoption of our TASER devices by prominent law enforcement agencies may help us to further penetrate the private citizen market.
Regulation
United States Regulation
     The TASER X26, ADVANCED TASER, TASER C2 and AIR TASER devices, as well as the cartridges used by these devices, are subject to identical regulations. None of our devices are considered to be a “firearm” by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives. Therefore, no Federal firearms-related regulations apply to the sale and distribution of our devices within the United States. In the 1980’s however, many states introduced regulations restricting the sale and use of stun guns, inexpensive hand-held shock devices. We believe existing stun gun regulations also apply to our devices.
     In 2002 through 2004, we worked with several law enforcement agencies, government agencies and distributors to overturn prior legislation preventing the sale of TASER devices to law enforcement agencies in certain regions of the U.S. These combined efforts were successful in changing the legislation in the states of Hawaii, Massachusetts and Michigan. We considered this to be an important change in regulations. For example, prior to the amendment to the Michigan Penal Code, the possession of a TASER or electronic weapon of any kind in Michigan could result in a felony conviction. Currently, New Jersey is the only remaining state in the U.S. in which TASER technology is prohibited for law enforcement use.
     In many cases, the law enforcement and corrections market is subject to different regulations than the private citizen market. Where different regulations exist, we assume the regulations affecting the private citizen market also apply to the private security markets except as the applicable regulations otherwise specifically provide.
     Based on a review of current regulations, we have determined the following states regulate the sale and use of our device systems:

Law Enforcement
State	Use	Private citizen Use
Connecticut	Legal	Legal, subject to restrictions
District of Columbia	Legal	Prohibited
Florida	Legal	Legal, subject to restrictions
Hawaii	Legal	Prohibited
Illinois	Legal	Legal, subject to restrictions
Indiana	Legal	Legal, subject to restrictions
Massachusetts	Legal	Prohibited
Michigan	Legal	Prohibited
New Jersey	Prohibited	Prohibited
New York	Legal	Prohibited
North Carolina	Legal	Legal, subject to restrictions
North Dakota	Legal	Legal, subject to restrictions
Rhode Island	Legal	Prohibited
Washington	Legal	Legal, subject to restrictions
Wisconsin	Legal	Prohibited
United States Export Regulation
     Our devices are considered a crime control product by the U.S. Department of Commerce. Accordingly, the export of our devices is regulated under export administration regulations. As a result, we must obtain export licenses from the Department of Commerce for all shipments to foreign countries other than Canada. Most of our requests for export licenses have been granted, and the need to obtain these licenses has not caused a material delay in our shipments. The need to obtain licenses, however, has limited or impeded our ability to ship to certain foreign markets. Export regulations also prohibit the further shipment of our products from foreign markets in which we hold a valid export license to foreign markets in which we do not hold an export license for the products.
     In addition, in 2000, the Department of Commerce adopted regulations restricting the export of technology used in our devices. These regulations apply to both the technology incorporated in our device systems and in the processes used to produce them. The technology export regulations do not apply to production that takes place within the United States, but is applicable to all sub-assemblies and controlled items manufactured outside the United States.

Foreign Regulation
     Foreign regulations, which may affect our devices, are numerous and often unclear. We prefer to work with a distributor who is familiar with the applicable import regulations in each of our foreign markets. Experience with foreign distributors in the past indicates that restrictions may prohibit certain sales of our products in a number of countries. The vast majority of countries permit TASER devices to be sold and used by Law Enforcement. We rely on our distributors to inform us of those countries where the TASER device is prohibited or restricted.
     Previously, the United Kingdom was among the countries where TASER technologies were prohibited. However, in January 2003, the British Police announced that the national government would be backing a TASER pilot program for five police forces within the UK. This decision came after the completion of two years of testing by the Police Scientific Development Branch of the Home Office in England, during which the product was reviewed for operational effectiveness and medical safety. Following a detailed evaluation of a 12-month operational trial of the ADVANCED TASER device, which was carried out by the five police forces, the then Home Secretary David Blunkett agreed that firearms officers in forces nationwide could use the hand-held electrical device as of September 2004. Currently, all 43 police forces in England, Wales and Scotland deploy TASER technology within their firearms teams. During 2007, a further trial across 10 police forces was authorized where TASERs are being deployed by specially trained non-firearms officers. The protocol for deployment has also changed to allow officers to deploy a TASER in incidents involving serious violence that they consider cannot be contained by other means. Additionally, the Police Service of Northern Ireland has now deployed TASER to it’s Special Operations Branch — a highly trained firearms unit, for an initial trial period.
     There have now been almost 400 deployments in the United Kingdom, with many successful outcomes having been sustained as a result of TASER technology.
Intellectual Property
     We protect our intellectual property with U.S. and foreign patents and trademarks. Our patents and pending patent applications relate to technology used by us in connection with our products. We also rely on international treaties and organizations and foreign laws to protect our intellectual property. As of January 30, 2008, we hold 23 United States patents and 12 foreign patents and also have numerous patents and trademarks pending. Our patents expire at varying dates ranging between 2010 and 2025. Our earliest expiring United States patent generally covers projectile propellant devices having a container of compressed gas in place of gunpowder as a propellant. We use this technology in our cartridges. This patent expires in 2010. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as: the commercial significance of our operations and our competitors’ operations in particular countries and regions; our strategic technology or product directions in different countries; and the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions.
     Confidentiality agreements are used with employees, consultants and key suppliers to help ensure the confidentiality of our trade secrets.
     TASER has the exclusive rights to many internet domain names primarily including ‘taser.com’ and “taser.eu.”
Research and Development
     Our research and development initiatives are conducted in two separate categories. The first is internally funded research and development, and the second is research externally funded by customers having requirements for specific capabilities. Both categories focus on next generation technology, yet are differentiated by the anticipated breadth of market opportunity, the time to project completion and accounting treatment. Internally funded research has been primarily focused on improvements to existing TASER products, or the development of new applications for TASER technology that we believe generally will have broad market appeal. Externally funded work focuses on specific packaging or delivery requirements of existing TASER technology that is of high value to particular customers but may not be viable product solutions to other customers. These projects generally represent product developments which are long-term in nature and require outside resources, team member companies or expert consulting.

     Research and development initiatives include bio-medical research and electrical and mechanical engineering. We expect that future development projects will focus on extending the range, improving the functionality of our products and developing new delivery options.
     Our investment in internally funded research totaled approximately $4.4 million, $2.7 million and $1.6 million in 2007, 2006 and 2005, respectively. This allowed our R&D department to expand to 29 engineers, technicians and specialists at the end of 2007. Our investment in research and development staff and equipment continues to represent a significant increase from previous years and reflects our commitment to maintaining and extending our current technology. The return on that investment is intended to be realized over the long term, although new systems and technologies often have an immediate impact on our business.
     In 2007, the TASER C2 personal protector moved from development into full scale production and we began selling the device in the third quarter.
     Also in 2007, R&D was responsible for engineering many design changes to the TASER eXtended Range Electronic Projectile (XREP) that resulted in a more robust and manufactureable product that meets the requirements of our customers. In conjunction with the development of the XREP, we formed a strategic alliance with O.F. Mossberg & Sons, Inc. and we began co-development of the TASER X12 Dedicated Less-lethal Shotgun (LLS) that has been designed specifically for the XREP projectile. The X12 LLS is a TASER™ Yellow colored Mossberg 12-gauge shotgun that incorporates patent-pending features such as the Radial Ammunition Key System which prevents the shotgun from firing any lethal ammunition and allows it to fire only the Radial Ammunition Key Rounds. Pending the results of field trials to be conducted in the second quarter of 2008, we currently anticipate that we will be producing and selling the XREP cartridge along with the TASER X12 LLS by the fourth quarter of 2008.
     Late in 2006, we announced a new family of area-denial technology based on improved NMI delivery technology coupled with varying levels of advanced sensing, awareness, and networking capabilities called the TASER Remote Area Denial (T-RAD). With positive input from military as well as law enforcement customers, we committed to continued development of the first generation of T-RAD devices called Shockwave. Initial engineering prototypes of Shockwave were developed and tested in 2007. Advanced prototypes should be made available for customer test and evaluation in the second quarter of 2008. With favorable customer feedback, TASER intends to have production units available for sale late in 2008.
     Additionally, TASER entered into a strategic agreement with the iRobot Corporation in 2007. Through this agreement, both companies are working collaboratively to integrate TASER technologies onto iRobot robotic platforms providing an expanded remote capability to our military and law enforcement customers.
     As we progress with projects underway, we expect that our research and development expenditures will increase. This is due to the addition of personnel in our research and development department and the costs associated with conducting and preparing biomedical studies.
Employees
     As of December 31, 2007, we had 339 full-time employees and 179 temporary employees of which 165 are employed in direct manufacturing. The breakdown of our full time employees by department is as follows: 181 direct manufacturing employees and 158 administrative and manufacturing support employees. Of the 158 administrative and manufacturing support employees; 45 were involved in sales, marketing, communication and training; 42 were employed in research, development and engineering; 20 were employed in administrative functions inclusive of executive management, legal, finance and accounting; 10 were employed in information systems technologies; 18 were employed in quality control and 23 were employed in manufacturing support functions.
     Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Available Information
     We were incorporated in Arizona in September 1993 as ICER Corporation. We changed our name to AIR TASER, Inc. in December 1993 and to TASER International, Incorporated in April 1998. In January 2001, we reincorporated in Delaware as TASER International, Inc. Our website is located at www.TASER.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Other information that is not part of this Annual Report on Form 10-K can be accessed through our website at www.TASER.com .
Item 1A. Risk Factors
Because of the following factors, as well as other variables affecting our operating results, our past financial performance may not be a reliable indicator of our future performance and historical trends should not be used to anticipate our results or trends in future periods.
We are materially dependent on acceptance of our products by the law enforcement and corrections market, and if law enforcement and corrections agencies do not purchase our products, our revenues will be adversely affected and we may not be able to expand into other markets.
     A substantial number of law enforcement and corrections agencies may not purchase our electronic control devices. In addition, if our products are not widely accepted by the law enforcement and corrections market, we may not be able to expand sales of our products into other markets such as the military market. Law enforcement and corrections agencies may be influenced by claims or perceptions that conducted energy weapons such as our products are unsafe or may be used in an abusive manner. In addition, earlier generation conducted energy devices may have been perceived as ineffective. Sales of our products to these agencies may also be delayed or limited by these claims or perceptions.
We substantially depend on sales of our TASER X26 products, and if these products are not widely accepted, our growth prospects will be diminished.
     In the years ended December 31, 2007, 2006 and 2005, we derived our revenues predominantly from sales of the TASER X26 brand devices and related cartridges, and expect to depend on sales of these products for the foreseeable future. A decrease in the prices of or demand for these products, or their failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.
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
     We experienced significant revenue growth in 2007 compared to 2006. To the extent demand for our products increases significantly in future periods, one of our key challenges will be to ramp our production capacity to meet sales demand, while maintaining product quality. Our primary strategies to accomplish this include increasing the physical size of our assembly facilities, the hiring of additional production staff, and the implementation of customized automation equipment. We have limited previous experience in implementing automation equipment, and the investments made on this equipment may not yield the anticipated labor and material efficiencies. Our inability to meet any future increase in sales demand or effectively manage our expansion could have a material adverse affect on our revenues, financial results and financial condition.
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
     We are involved in numerous litigation matters relating to our products or the use of such products, litigation against persons who we believe have defamed our products, litigation against medical examiners who made errors in their autopsy reports, litigation against a competitor and litigation against former employees. Such matters have resulted and are expected to continue to result in substantial costs to us and a likely diversion of our management’s attention, which could adversely affect our business, financial condition or operating results.
Our future success is dependent on our ability to expand sales through distributors and our inability to recruit new distributors would negatively affect our sales.
     Our distribution strategy is to pursue sales through multiple channels with an emphasis on independent distributors. Our inability to establish relationships with and retain police equipment distributors who can successfully sell our products would adversely affect our sales. In addition, our arrangements with our distributors are generally short-term. If we do not competitively price our products, meet the requirements of our distributors or end-users, provide adequate marketing support, or comply with the terms of our distribution arrangements, our distributors may fail to aggressively market our products or may terminate their relationships with us. These developments would likely have a material adverse effect on our sales. Our reliance on the sales of our products by others also makes it more difficult to predict our revenues, cash flow and operating results.
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
     Generally, law enforcement and corrections agencies consider a wide range of issues before committing to purchase our products, including product benefits, training costs, the cost to use our products in addition to or in place of other non-lethal products, budget constraints and product reliability, safety and efficacy. The length of our sales cycle may range from a few weeks to as long as several years. Adverse publicity surrounding our products or the safety of such products has in the past and could in the future lengthen our sales cycle with customers. In the past, we believe we have experienced revenue decreases in part as the result of adverse effects on our customers and potential customers of negative publicity surrounding our products or use of our products. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our products by potential customers before they place an order. If these potential customers do not purchase our products, we will have expended significant resources and received no revenue in return.
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
     Federal regulation of sales in the United States: Our devices are not firearms regulated by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, but are consumer products regulated by the U.S. Consumer Product Safety Commission. Although there are currently no federal laws restricting sales of our devices in the United States, future federal regulation could adversely affect sales of our products.

     Federal regulation of international sales: Our devices are controlled as a “crime control” product by the U.S. Department of Commerce, or DOC, for export directly from the United States. Consequently, we must obtain an export license from the DOC for the export of our devices from the United States other than to Canada. Our inability to obtain DOC export licenses on a timely basis for sales of our devices to our international customers could significantly and adversely affect our international sales.
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
     Foreign regulation: Certain foreign jurisdictions prohibit the sale of conducted energy devices such as our products, limiting our international sales opportunities.
Environmental laws and regulations subject us to a number of risks and could result in significant liabilities and costs.
     We may be subject to various state, federal and international laws and regulations governing the environment, including restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of those products. Environmental legislation within the European Union (EU) may increase our cost of doing business internationally and impact our revenues from EU countries as we comply with and implement these requirements.
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
     We continue to monitor the impact of specific registration and compliance activities required by the RoHS and WEEE Directives. We endeavor to comply with applicable environmental laws, yet compliance with such laws could increase our operations and product costs; increase the complexities of product design, procurement, and manufacturing; limit our ability to manage excess and obsolete non-compliant inventory; limit our sales activities; and impact our future financial results. Any violation of these laws can subject us to significant liability, including fines, penalties, and prohibiting sales of our products into one or more states or countries, and result in a material adverse effect on our financial condition.
If we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights.
     Our future success depends upon our proprietary technology. Our protective measures, including patents, trademarks and trade secret protection, may prove inadequate to protect our proprietary rights. The right to stop others from misusing our trademarks and service marks in commerce depends to some extent on our ability to show evidence of enforcement of our rights against such misuse in commerce. Our efforts to stop improper use, if insufficient, may lead to loss of brand loyalty and notoriety among our customers and prospective customers. Our earliest expiring United States patent generally covers projectile propellant devices having a container of compressed gas in place of gunpowder as a propellant. We use this technology in our cartridges. This patent expires in 2010. The scope of any patent to which we have or may obtain rights may not prevent others from developing and selling competing products. The validity and breadth of claims covered in technology patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, lengthy and expensive. In addition, our patents may be held invalid upon challenge, or others may claim rights in or ownership of our patents.
     We have filed a lawsuit in Federal District Court against Stinger Systems that alleges infringement of three of our US patents: 6,999,295; 7,102,870; and 7,234,262. As a tactical move, Stinger Systems filed a motion to stay this case pending a request for ex-parte re-examination Stinger filed with the U.S. Patent and Trademark Office (USPTO) concerning only one of the patents in suit, 7,234,262. On February 21, 2008 the court denied Stinger Systems’ motion to stay this case. A decision by the USPTO as to whether the request states a substantial new question of patentability should be made by March 21, 2008. We have been advised that all issues raised in the request were already considered by the USPTO before original grant of the patent. However, there remains a possibility that the USPTO will grant the request, re-examine the patent, and conclude that some or all of the claims are unenforceable. If that happens, we may appeal that decision to the Court of Appeals for the Federal Circuit.

We may be subject to intellectual property infringement claims, which could cause us to incur litigation costs and divert management attention from our business.
     Any intellectual property infringement claims against us, with or without merit, could be costly and time-consuming to defend and divert our management’s attention from our business. If our products were found to infringe a third party’s proprietary rights, we could be required to enter into costly royalty or licensing agreements in order to be able to sell our products. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.
If we face competition in foreign countries, we can enforce patent rights only in the jurisdictions in which our patent applications have been granted.
     Our U.S. patents only protect us from imported infringing products coming into the U.S. from abroad. Applications for patents in a few foreign countries have been made; however, these may be inadequate to protect markets for our products in other foreign countries. Each foreign patent is examined and granted according to the law of the country where it was filed independent of whether a U.S. patent on similar technology was granted.
Government regulations applied to our products may affect our markets for these products.
     We rely on the opinions of The Bureau of Alcohol Tobacco and Firearms, including the determination that a device that has projectiles propelled by the release of compressed gas, in place of the expanding gases from ignited gunpowder, are not classified as firearms. Changes in statutes, regulations, and interpretation outside of our control may result in our products being classified or reclassified as firearms. Our market to civilians could be substantially reduced if consumers are required to obtain registration to own a firearm prior to purchasing our products.
Competition in the law enforcement and corrections market could reduce our sales and prevent us from achieving profitability.
     The law enforcement and corrections market is highly competitive. We face competition from numerous larger, better capitalized and more widely known companies that make other non-lethal devices and products. Increased competition may result in greater pricing pressure, lower gross margins and reduced sales. In this regard, two different competitors announced plans to introduce new products in 2005. During 2007, one of those companies introduced a new device to compete with the TASER X26. We are unable to predict the impact such products will have on our sales or our sales cycle, but existing or potential customers may choose to evaluate such products which could lengthen our sales cycle and potentially reduce our future sales.
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
     We depend on certain domestic and foreign suppliers for the delivery of components used in the assembly of our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or subassemblies and reduced control over pricing and timing of delivery of components and sub-assemblies. Specifically, we depend on suppliers of sub-assemblies, machined parts, injection molded plastic parts, printed circuit boards, custom wire fabrications and other miscellaneous customer parts for our products. We also do not have long-term agreements with any of our suppliers and there is no guarantee that supply will not be interrupted. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition.
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
     A significant number of our raw materials are comprised of petroleum based products, or incur some form of landed cost associated with transporting the raw materials or components to our facility. Any significant rise in oil prices could adversely impact our ability to sustain current gross margins, by reducing our ability to control component pricing.
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
     Because of our prior material weaknesses, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected. While we completed our remediation efforts to address these material weaknesses and while we did not identify any materials weaknesses at December 31, 2007 or 2006, we cannot assure you that material weaknesses will not occur in future periods. If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting. We have incurred, and expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or our independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor confidence in us may be adversely affected and could cause a decline in the market price of our stock.

Foreign currency fluctuations may affect our competitiveness and sales in foreign markets.
     The relative change in currency values creates fluctuations in our product pricing for potential international customers. These changes in foreign end-user costs may result in lost orders and reduce the competitiveness of our products in certain foreign markets. These changes may also negatively affect the financial condition of some existing or potential foreign customers and reduce or eliminate their future orders of our products.
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
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
Our corporate headquarters and manufacturing facilities are based in a 100,000 square foot facility in Scottsdale, Arizona which we own. We believe our existing facilities are well maintained and in good operating condition. We also believe we have adequate manufacturing capacity for our existing product lines for the foreseeable future; however, we are likely to require additional warehouse space for inventory storage. Also, to the extent that we have new product introductions in the future, we will likely need to acquire additional facilities to locate the associated production lines. The Company continues to make investments in capital equipment as needed to meet anticipated demand for its products.
Item 3. Legal Proceedings
See discussion of Legal Proceedings in Note 7(c) to the financial statements included in Part II, Item 8 of this annual report.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common stock is quoted under the symbol “TASR” on The NASDAQ Global Select Market. The closing price of our common stock on February 25, 2008 was $11.80.
     The following table sets forth the high and low closing sales prices per share for our common stock as reported by NASDAQ for each quarter of the last two fiscal years.
Common Stock “TASR”

Fiscal Quarters	High	Low
March 31, 2006	$10.91	$7.06
June 30, 2006	$11.04	$7.47
September 30, 2006	$8.57	$6.89
December 31, 2006	$9.69	$7.43
March 31, 2007	$8.56	$7.44
June 30, 2007	$13.96	$7.85
September 30, 2007	$17.41	$13.34
December 31, 2007	$18.81	$12.68
Holders
     As of February 25, 2008, there were approximately 348 holders of record of our Common Stock.
Dividends
     To date, we have not declared or paid cash dividends on our common stock. We do not intend to pay cash dividends in the foreseeable future. Our revolving line of credit prohibits the payment of cash dividends.
Issuer Purchases of Equity Securities
     We did not repurchase any shares of our common stock in the fourth quarter of 2007.
Recent Sales of Unregistered Securities
     No unregistered securities were sold by us in 2007.
Stock Performance Graph
     The following stock performance graph compares the performance of our common stock to the NASDAQ Stock Market (U.S.) and the Russell 3000 Index. The graph covers the period from December 31, 2002 to December 31, 2007. The graph assumes that the value of the investment in our stock and in each index was $100 at December 31, 2002 and that all dividends were reinvested. We do not pay dividends on our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TASER International, Inc., The NASDAQ Composite Index
And The Russell 3000 Index

	12/02	12/03	12/04	12/05	12/06	12/07

TASER International, Inc.	100.00	2038.86	9400.98	2067.35	2260.39	4274.25
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
Russell 3000	100.00	131.06	146.71	155.69	180.16	189.42

Item 6. Selected Financial Data
     The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statement of operations data for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006 have been derived from and should be read in conjunction with our audited financial statements and the notes thereto included herein. The statement of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004 and 2003 is derived from audited financial statements and the notes thereto which are not included in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data

Net sales	$100,727,191	$67,717,851	$47,694,181	$67,639,879	$24,455,506
Gross margin	57,609,768	43,179,061	29,597,895	45,184,383	15,052,890
Sales, general and administrative expenses	32,814,170	29,680,764	26,483,485	13,880,322	6,973,721
Research and development expenses	4,421,596	2,704,521	1,574,048	823,593	498,470
Shareholder litigation settlement expense (a)	—	17,650,000	—	—	—
Income (loss) from operations	20,374,002	(6,856,224)	1,540,362	30,480,468	7,580,699
Net income (loss)	15,026,476	(4,087,679)	1,056,516	18,881,742	4,453,690
Income (loss) per common and common equivalent shares
Basic	$0.24	$(0.07)	$0.02	$0.33	$0.12
Diluted	$0.23	$(0.07)	$0.02	$0.30	$0.10
Weighted average number of common and common equivalent shares outstanding
Basic	62,621,174	61,984,240	61,303,939	57,232,329	37,889,640
Diluted	65,685,667	61,984,240	63,556,246	62,319,590	46,598,312

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data
Working capital	$83,953,166	$37,813,576	$34,663,101	$51,100,989	$22,479,594
Total assets	137,603,456	119,837,689	112,241,247	109,452,578	31,444,690
Total current liabilities	12,473,616	18,302,688	7,586,701	8,933,939	3,895,371
Total long term obligations	11,695	230,973	76,188	—	3,655
Total stockholders equity	$120,636,750	$99,328,539	$103,738,375	$99,910,783	$27,427,450

a)	As discussed in Note 7(c) to the financial statements included in Part II, Item 8 of this annual report, in 2006 we reached an agreement to settle our securities class action and shareholder derivative lawsuits.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in eight sections:
•	Executive Overview and Key Strategic Initiatives

•	2007 Overview

•	2008 Outlook

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance-Sheet Arrangements

•	Contractual Obligations

•	Critical Accounting Estimates
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
Executive Overview and Key Strategic Initiatives
     We are a market leader in the development and manufacture of advanced electronic control devices designed for use in law enforcement, military, corrections, private security and personal defense. We have focused our efforts on the continuous development of our technology for both new and existing products as well as industry leading training services while building distribution channels for marketing our products and services to law enforcement agencies, primarily in North America with increasing efforts on expanding these programs in international markets. To date, over 12,400 law enforcement agencies in over 44 countries have made initial purchases of our TASER brand devices for testing or deployment. To date we do not know of any significant sales of any competing electronic control device products.
     Although a majority of sales occur in North American markets, we continue to focus our efforts on markets outside the U.S. and during 2007, our International sales continued to grow and accounted for approximately 15% of our total sales. In addition, the Company introduced three revolutionary new products in 2007. In January of 2007, the Company introduced the new TASER C2 Personal Protector and began shipments in July of 2007, reinvigorating our focus on the consumer personal safety market. In addition, the eXtended Range Electronic Projectile™ (XREP™) and the Shockwave area denial system were both debuted at the Company’s annual TASER Conference in August.
          Our key strategies include:
•	Increase market penetration in both the United States and international law enforcement and corrections markets. We currently have a penetration rate of approximately 25% of the United States police and corrections market and approximately 1% of the worldwide police and corrections market. We believe that the large portion of these markets that do not currently use our products presents an opportunity for our future growth, particularly with respect to international law enforcement agencies.

•	Grow our presence in the private citizen market. Having demonstrated the effectiveness of our technology in the professional law enforcement community we aim to leverage this experience to increase our presence in the private citizen market. At the forefront of this initiative is the TASER C2 personal protector, which we launched in the third quarter of 2007. As our flagship consumer product we intend to increase consumer awareness of the TASER C2 by expanding the marketing and distribution of this product in 2008.

•	Further develop our presence in government and military markets. In 2006, we introduced a focus initiative to support our military customers and formed a Senior Executive Advisory Group (SEAG) comprised of a team of professionals with extensive military, homeland defense and law enforcement experience with the purpose of advising on business actions in support of military users. With this new focus, a new business group has been formed by us (Government and Military Programs) with the emphasis on supporting military use for our existing hardware as well as increasing technology development through contracted support. In 2007, these initiatives resulted in a five-year indefinite delivery, indefinite quantity contract with United States Military. We delivered an initial 2,400 TASER X26 units and accessories under this agreement with the possibility of future orders up to a maximum value of $22.8 million in total.

•	Continual development of new innovative products, which both complement and add to our existing products. These development efforts include the following:
1.	Our wireless eXtended Range Electromuscular Projectile (XREP) was developed in 2007 with a focus on design for manufacturability. A production projectile is expected to be available for sale in 2008 following extensive field trials in the first half of 2008.

2.	Our TASER Shockwave is the first generation of products from the TASER Remote Area Denial (T-RAD) family. Shockwave is a command activated area denial system consisting of a modular 6-shot TASER ECD that covers a 22-degree arc area and a range of 25 feet. The modular design allows the end user flexibility to configure the units in numerous combinations to facilitate an optimized response for every deployment. Initial engineering prototypes of Shockwave were developed and tested in 2007. Advanced prototypes are expected to be made available for customer test and evaluation late in the second quarter of 2008 and, with favorable customer feedback; we expect to have production units available for sale late in 2008.
•	Continued application for patents and intellectual property rights to protect key technology in our products and further attempt to protect our competitive position.

•	Continued aggressive litigation defense to protect our brand equity. We have an assembled team of world class medical experts at our disposal and hired additional internal legal resources to provide an efficient means of defending us against numerous product liability claims. Through February 2008, we have had a total of 66 cases dismissed or defense judgments in our favor. We view a continued record of successful litigation defense as a key factor for our long term growth and success.
2007 Overview
     Management believes that its ability to achieve a balance between growing our core business and building the foundations for future growth is the key to increasing long-term shareholder value. Our 2007 performance and the initiatives we have put in place reflect our continuing commitment to achieving this balance.
Some 2007 highlights include:
•	During 2007, our focus on continuing to build momentum in the law enforcement community and increasing domestic and international market penetration delivered a record level of annual sales. This resulted in a 49% sales increase in 2007, growing to a record $100.7 million compared to $67.7 million in 2006. This revenue growth in 2007 was almost completely driven by higher volume of product sales, achieved with the introduction of new TASER device deployments in approximately 1,500 law enforcement agencies, the expansion to full deployment of our devices by approximately 800 agencies and the repeat business that these activities generate. The supplemental orders we fulfilled during 2007 demonstrates the continuing trend of law enforcement agencies expanding the use of TASER ECDs to their first responders. We believe that the ongoing proven effectiveness of our products and their continued acceptance provides a platform from which to generate further growth.

•	In 2007, we advanced our international presence with approximately 15%, or $15 million of our total sales derived from foreign customers compared to approximately 14%, or $9.3 million in 2006. We shipped our products to more than 50 countries during the year, the more significant of which included follow on orders to our French distributor under an initial purchase order placed by the French Government in 2006, and sales into Canada, the United Kingdom and Australia.

•	In the third quarter of 2007, we began selling the TASER C2 personal protector and accessories, which contributed approximately $4.0 million, or 4% of our net sales, for the year.

•	We continue to remain focused on improving our operating margin. During 2007, our operating margin was 20.2%, which represents a significant increase compared to an operating margin of (10.1)% for 2006 due to the one time shareholder litigation expense of $17.65 million. (Excluding the impact of the one time shareholder litigation expense of $17.65 million our operating margin in 2006 was 15.9%). Our operating margin for 2005 was 3.2%. We will continue to focus on improving our operating margin during 2008.

•	Our strategy of vigorously defending against product liability lawsuits continues to be successful. We successfully dismissed 31 lawsuits in 2007. These dismissals serve to highlight the extensive medical and scientific evidence confirming the general safety of TASER technology.
2008 Outlook
          In 2008, we aim to build on the momentum generated in 2007 with a continued commitment to quality and our focus on innovation. We intend to pursue increased market penetration in our primary target markets with continued focus on increasing our international presence. Many of our prospective customers from our core business markets are continuing to move forward with evaluation and implementation of TASER programs. We believe that this, when combined with the planned new product introductions and other key initiatives identified above, should result in positive new revenue growth in 2008.
Results of Operations
     The following table presents data from our statements of operations as well as the percentage relationship to total net revenues of items included in our statements of operations (dollars in thousands):

	Year ended December 31,
	2007		2006		2005
Net sales	$100,727	100%	$67,718	100%	$47,694	100%
Cost of products sold	43,117	43%	24,539	36%	18,096	38%

Gross margin	57,610	57%	43,179	64%	29,598	62%
Sales, general and administrative expenses	32,814	33%	29,681	44%	26,483	56%
Research and development expenses	4,422	4%	2,705	4%	1,574	3%
Shareholder litigation settlement expense	—	0%	17,650	26%	—	0%

Income (loss) from operations	20,374	20%	(6,857)	-10%	1,541	3%
Interest and other income, net	2,152	2%	1,873	3%	1,165	2%

Income (loss) before income taxes	22,526	22%	(4,984)	-7%	2,706	6%
Provision (benefit) for income taxes	7,500	7%	(896)	-1%	1,649	3%

Net income (loss)	$15,026	15%	$(4,088)	-6%	$1,057	2%

Net Sales
     For the years ended December 31, 2007, 2006 and 2005, sales by product line and by geography were as follows (dollars in thousands):

	2007		2006		2005
Sales by Product Line
TASER X26	$61,638	61%	$45,241	67%	$31,313	66%
TASER C2	3,983	4%	—	—	—	—
TASER Cam	4,012	4%	2,289	3%	—	—
ADVANCED TASER	2,412	2%	2,578	4%	2,635	6%
Single Cartridges	25,250	25%	15,269	23%	12,468	26%
Other	3,432	4%	2,341	3%	1,278	2%

Total	$100,727	100%	$67,718	100%	$47,694	100%

Sales by Geographic Area	2007		2006		2005
United States	85%		86%		87%
Other Countries	15%		14%		13%

Total	100%		100%		100%

     Net sales increased $33.0 million, or 49%, to $100.7 million for the year ended December 31, 2007 compared to $67.7 million for the same period in 2006. The growth in 2007 was primarily the result of increased sales to our core law enforcement market with new agencies deploying TASER technology following test and evaluation periods and from agencies continuing to expand the use of TASER devices. This resulted in higher sales of the TASER X26 product line which increased $16.4 million, or 36%, to $61.6 million for the year ended December 31, 2007 compared to $45.2 million in 2006. Single cartridge sales increased $10.0 million, or 65%, to $25.3 million for the year ended December 31, 2007 compared to $15.3 million for the same period in 2006 which is a function of the growing installed base of units in the field. We began shipping our TASER C2 Personal Protector product in July 2007 which contributed $4.0 million of sales in 2007. Also contributing to the growth in net sales for the year ended December 31, 2007 was a full year’s sales of the TASER Cam product which did not go on sale until the end of the second quarter of 2006. Sales of the TASER Cam were $4.0 million for the year ended December 31, 2007, an increase of $1.7 million, or 75%, over 2006. Other sales include extended warranty, out of warranty replacements, training, shipping and research funding revenues net of cash and distributor discounts.
     Net sales for the year ended December 31, 2006 were $67.7 million, an increase of $20.0 million, or 42%, compared to $47.7 million in 2005. We believe the principal reasons for the increase in net sales was related to us overcoming the various types of negative publicity we experienced during the course of 2005. Specifically, as a result of a formal investigation by the Securities Exchange Commission (SEC), ongoing negative press coverage and increased amounts of litigation concerning our products and their use, many prospective customers, particularly law enforcement agencies, frequently postponed implementation decisions. With the favorable resolution of key portions of the SEC investigation in December 2005, we noted that many of the agencies that were postponing decisions began moving forward with their evaluation and implementation programs and decisions to purchase our products, which had a positive impact on our sales during 2006. Specifically, sales of our predominant TASER X26 product line and the related increase in single cartridge sales demonstrate the increased market penetration and continued use of TASER devices by law enforcement. TASER X26 product line sales increased $13.9 million, or 44%, to $45.2 million for 2006 compared to $31.3 million for 2005 and represented 67% and 66% of our total net sales in 2006 and 2005, respectively. Single cartridge sales increased $2.8 million, or 22%, to $15.3 million in 2006 compared to $12.5 million in 2005. In addition, the introduction of the TASER Cam device in 2006 contributed $2.3 million to 2006 net sales. Other sales include extended warranty, out of warranty replacements, research funding, training and shipping revenues net of cash and distributor discounts.
     International sales for the 2007 and 2006 represented approximately $15.0 million, or 15%, and $9.3 million or 14% of total net sales, respectively. International sales represented approximately 13% or $6.2 million of total net sales in 2005. The growth in international sales in both 2007 and 2006 reflects our continued commitment to marketing efforts in countries outside the United States.
Cost of Products Sold
        Cost of products sold increased by $18.6 million, or 75.7%, to $43.1 million for the year ended December 31, 2007 compared to $24.5 million for the year ended December 31, 2006. As a percentage of net sales, cost of products sold increased to 42.8% in 2007 compared to 36.2% in 2006. The increase in cost of products sold as a percentage of net sales for 2007 compared to 2006 was driven by the following combination of factors. We experienced a change in sales mix with growth as percentage of net sales in lower margin cartridge sales and TASER Cam’s and the introduction of our lower margin C2 product line. We also experienced a rise in raw material costs due to higher price for plastics and printed circuit board assemblies. In combination, these factors contributed to a 2.2% increase in the cost of products sold in 2007 compared to 2006. Also in the second half of 2007, production of our new TASER C2 created a number of production challenges related to the integration of new production lines and personnel which, in combination, initially generated significant line inefficiencies and product scrap. To address the initial low production yield issues, some engineering modifications were made to the injection molding tooling and printed circuit board design to establish a more efficient assembly process. These modifications added significant incremental time to the assembly of each C2 produced and also resulted in inventory rework. The related increases in direct labor, scrap expense and engineering supplies contributed 2.0%, 1.5% and 0.4% toward the 6.6% increase in cost of product sold as a percentage of net sales for the year ended December 31, 2007 compared to 2006. An increase in warranty and obsolescence reserves contributed 0.5% to the increase in cost of product sold as a percentage of net sales. The increase in warranty reserves was primarily driven by higher sales of the X26 and the introduction of the C2, while reserves for excess and obsolete inventory increased related to some slow moving parts. These increases were partially offset by improved leverage of our indirect labor and other manufacturing expenses over larger product volumes.
        For the year ended December 31, 2006, cost of products sold were $24.5 million, an increase of $6.4 million, or 36%, over the year ended December 31, 2005. However, as a percentage of net sales, cost of products sold decreased to 36% for 2006 compared to 38% in 2005. The decrease in cost of products sold as a percentage of sales for 2006 is primarily attributable to the increased volume of device and ancillary product sales in 2006 providing a larger number of units over which to apply relatively fixed indirect manufacturing expenses, resulting in lower per unit costs. In addition, improved production throughput and lower scrap expense were partially offset by increases in the cost of petroleum-based raw materials. Indirect expenses primarily include indirect salaries for manufacturing support personnel including manufacturing engineering, quality and materials management, scrapped materials, freight, supplies and depreciation.

Gross Margin
          Gross margin increased $14.4 million, or 33.4%, to $57.6 million for the year ended December 31, 2007 compared to $ 43.2 million for the year ended December 31, 2006. As a percentage of net sales, gross margins decreased to 57.2% in 2007 compared to 63.8% for 2006. The decrease in gross margin as a percentage of net sales in 2007 was attributable to the increased percentage of direct and indirect costs as a percentage of net sales for the reasons noted above under the discussion of cost of products sold.
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
Sales, General and Administrative Expenses
          For the years ended December 31, 2007, 2006 and 2005, sales, general and administrative expenses were comprised as follows (dollars in thousands):

	Year Ended December 31,				Year Ended December 31,
			$	%			$	%
	2007	2006	Change	Change	2006	2005	Change	Change
Salaries and benefits	$6,876	$5,480	$1,396	25.5%	$5,480	$4,771	$709	14.9%
Bonuses	1,136	545	591	108.4%	545	—	545	100.0%
Legal, professional and accounting	5,805	7,024	(1,219)	-17.4%	7,024	6,860	164	2.4%
Consulting and lobbying services	2,455	2,278	177	7.8%	2,278	2,080	198	9.5%
Travel and meals	3,762	3,293	469	14.2%	3,293	2,960	333	11.2%
D&O and liability insurance	2,027	2,121	(94)	-4.4%	2,121	1,827	294	16.1%
Depreciation and amortization	1,778	1,563	215	13.8%	1,563	1,297	266	20.5%
Stock-based compensation	987	808	179	22.2%	808	—	808	100.0%
Advertising	931	437	494	113.0%	437	888	(451)	-50.8%
Commissions	562	192	370	192.7%	192	316	(124)	-39.2%
Other	6,495	5,940	555	9.4%	5,940	5,484	456	8.3%

Total	$32,814	$29,681	$3,133	10.6%	$29,681	$26,483	$3,198	12.1%

Sales, general and administrative as percentage of net sales	32.6%	43.8%			43.8%	55.5%
          Sales, general and administrative expenses were $32.8 million and $29.7 million for the years ended December 31, 2007 and 2006, respectively, an increase of $3.1 million, or 10.6% in 2007 compared to 2006. As a percentage of total net sales, sales, general and administrative expenses decreased to 32.6% in 2007 compared to 43.8% in 2006. The dollar increase in 2007 over 2006 is substantially attributable to $1.4 million of growth in salaries and benefits related to an increase in support personnel, annual salary adjustments and higher benefit costs. Bonuses increased $591,000 due to the improved operating results in 2007, travel and meals increased $469,000 mainly as a result of the higher sales related activity, depreciation and amortization increased $215,000 related to acquisitions of computer and office equipment, stock based compensation increased $179,000 associated with stock options granted in 2007 and consulting and lobbying costs increased $177,000 primarily due to higher expert witness fees. Advertising expense increased $494,000 primarily related to the TASER C2 launch and sales commissions increased in line with the increase in total sales. Offsetting these increases was a $1.2 million decrease in legal, professional and accounting costs primarily due to a reduction in legal fees attributable to the timing of proceedings of our outstanding litigation as well as four cases where we exceeded our insurance deductible, subsequent to which we are reimbursed for expenses incurred.
          Sales, general and administrative expenses were $29.7 million and $26.5 million for the years ended December 31, 2006 and 2005, respectively, representing an increase of $3.2 million, or 12% in 2006 compared to 2005. As a percentage of total net sales, sales, general and administrative expenses decreased to 43.8% for 2006 compared to 55.5% for same 2005, representing the improved leverage of the relatively fixed costs to our increase in net sales. The dollar increase for 2006 compared 2005 is primarily due to a $709,000 increase in salaries and benefits related to an increased headcount, employee bonuses of $545,000 and a $362,000 increase in legal, professional, consulting and lobbying fees associated with the continuing costs of defending against numerous litigation matters and our ongoing public relations and lobbying efforts to educate the public in regard to the safety and benefits of our products. In addition, we incurred $808,000 of stock-based compensation costs associated with our adoption of SFAS No. 123(R), effective January 1, 2006, D&O and liability insurance costs increased by $294,000 as a result of higher premiums due to increased coverage and depreciation and amortization expense increased $266,000 relating to our new facility and related equipment which were not placed into service until April 2005.

Research and Development Expenses
     Research and development expenses for the year ended December 31, 2007 were $4.4 million, an increase of $1.7 million, or 63% compared to 2006. The increase is predominantly related to salary related costs and production materials in the development of new products such as the TASER C2, XREP and Shockwave.
     Research and development expenses increased $1.1 million, or 72%, to $2.7 million, for the year ended December 31, 2006 compared to $1.6 million for the year ended December 31, 2005. The increase was predominantly related to growth in salary, supplies and consulting costs to support our continuing efforts to develop new products such as the TASER C2, the TASER Cam and the XREP. Additionally, we recorded $199,000 in research and development expenses related to stock-based compensation costs associated with our adoption of SFAS No. 123(R) in 2006.
    Shareholder Litigation Settlement Expense
     Litigation settlement expenses for the year ended December 31, 2006 represent $17.65 million recorded in the second quarter of 2006 as a result of the settlement of our shareholder class action litigation and derivative lawsuits.
Interest and Other Income, Net
     Interest and other income increased $280,000, or 15%, to $2.2 million for the year ended December 31, 2007 compared to $1.9 million for 2006. The increase is mainly attributable to the increase in average cash and investment balances on hand as well as higher average yields on our cash and investments, 4.2% in 2007 compared to 3.9% in 2006. Our average outstanding cash, cash equivalent and investment balance was approximately $49.4 million in 2007 compared to $47.3 million in 2006.
     Interest and other income increased $708,000, or 61%, to $1.9 million for the year ended December 31, 2006 compared to $1.2 million for 2005. The year over year increase is a function of the growth in our cash and investment balances and higher average yields on our investments. Our cash and investment accounts earned interest at an approximate average rate of 3.9% during the year ended December 31, 2006 compared to 2.7% during the year ended December 31, 2005, reflecting a more favorable interest rate environment. Our average outstanding cash, cash equivalent and investment balance was approximately $47.3 million in 2006 compared to $45.5 million in 2005.
Income Taxes

     The provision for income taxes increased by $8.4 million to a provision of $7.5 million for the year ended December 31, 2007 compared to a benefit for income taxes of $0.9 million for the year ended December 31, 2006. The change in tax position is due to the net income before taxes of $22.5 million in 2007 compared to the net loss before income taxes of $5.0 million in 2006, which was substantially generated by the shareholder litigation expense of $17.65 million recorded in the second quarter of 2006. The effective income tax rate for the year ended December 31, 2007 was 33.3% compared to (18.0) % for the year ended December 31, 2006. The effective rate in 2007 reflects the benefit of a research and development tax credit study completed during 2007 which resulted in a $2.0 million reduction in the provision for income taxes. The effective rate in 2006 reflects the recording of non tax deductible items such as lobbying expenses and an impairment of the Arizona State NOL carryforward of $250,000 in the second quarter of 2006, which reduced our effective tax benefit rate by 13.9% and 5.0%, respectively.
     The provision for income taxes decreased by $2.5 million from a $1.6 million expense for year ended December 31, 2005 to a benefit of $0.9 million for the year ended December 31, 2006. This change can be attributed to the loss before provision for income taxes of $5.0 million for the year ended December 31, 2006, which was generated by the shareholder litigation expense of $17.65 million recorded in the second quarter of 2006, compared to a pretax income of $2.7 million in 2005. Our effective income tax rate for the year ended December 31, 2006 was (18.0)% compared to 60.9% for the year ended December 31, 2005. The change in the effective tax rate is because, as a result of the net loss before income taxes in 2006, we receive an income tax benefit compared to the provision for income taxes in 2005. Additionally, the non tax deductible items such as lobbying expenses reduced our effective tax benefit rate by 13.9% in 2006 whereas in 2005 they had the inverse effect, increasing our effective tax rate by 19.5%.

          During 2007 and 2006, we did not tax effect the stock based compensation expense for tax purposes related to the exercise of stock options as a result of the adoption of SFAS No. 123(R). The benefit will be recorded when we are in a position to realize the benefit with an offset to our taxes payable in future periods. The total unrecognized tax benefit related to the non-qualified disposition of stock options in 2007 and 2006 was approximately $3.0 million and $617,000, respectively. We received tax benefits of $2.1 million from the exercise of stock options and subsequent sale of the underlying stock in 2005. The net deferred tax asset as of December 31, 2007 was $22.3 million compared to $28.2 million at December 31, 2006.
Net Income (Loss)
          Net income increased by $19.1 million to $15.0 million for the year ended December 31, 2007 compared to a net loss of $4.1 million for the same period in 2006. Income per basic and diluted share was $0.24 and $0.23, respectively, for the year ended December 31, 2007. This compares to a loss per basic and diluted share of $0.07 for the year ended December 31, 2006.
          For the year ended December 31, 2006, we reported a net loss of $4.1 million compared to net income of $1.1 million for the year ended December 31, 2005, a negative change of $5.2 million. The decrease is a function of the increased gross margins derived from the growth in sales in 2006 offset by $17.65 million of shareholder litigation settlement expenses and the increases in sales, general and administrative and research and development expenses previously discussed. As a result, income per basic and diluted share decreased from $0.02 for the year ended December 31, 2005 to a loss of $0.07 for the year ended December 31, 2006.
Liquidity and Capital Resources
The following table presents selected financial information at the end of the last three fiscal years (dollars in thousands):

	2007	2006	2005
Cash, cash equivalents and short term investments	$51,301	$22,331	$16,352
Accounts receivable, net	11,692	10,068	5,422
Inventory	13,507	9,258	10,105
Working capital	83,953	37,814	34,663
Net cash provided by operating activities	13,923	7,482	1,068
Net cash provided by (used in) investing activities	13,005	(3,556)	(191)
Net cash provided by (used in) financing activities	$3,099	$(1,504)	$718
Liquidity
          As of December 31, 2007, we had $51.3 million in cash, cash equivalents and short term investments, an increase of $29.0 million from the end of fiscal 2006. The increase is primarily attributable to cash generated from operations of $13.9 million, $7.5 million from the maturity of some long term investments and $8.5 million from our change in investment classification policy with all investments at December 31, 2007 being classified based on their contractual maturity date versus on our intent to reinvest in securities with similar original maturities. As of December 31, 2006, we had $22.3 million in cash, cash equivalents and short term investments, a increase of $6.0 million from the end of fiscal 2005.
          Net cash provided by operating activities for the year ended December 31, 2007 of $13.9 million was mainly attributable to our net income for the period of $15.0 million, the $6.9 million utilization of deferred tax assets and total other non cash adjustments to net income of $5.2 million including depreciation and amortization expense of $2.5 million, stock-based compensation expense of $1.4 million and provision for warranty expense of $1.0 million. In addition, deferred revenue related to the growth in sales of extended warranties increased by $2.2 million. These cash sources were partially offset by the final $8.0 million payment for the shareholder litigation settlement, a $4.4 million increase in inventory primarily related to our building of TASER C2 and X26 inventory to satisfy anticipated demand, and a $1.6 million increase in accounts receivable due to the higher sales levels in December of 2007 compared to December of 2006. While the accounts receivable balance has increased, our days sales outstanding ratio decreased; a function of both improved collections and more customers taking advantage of cash discount offerings. In addition, prepaid and other assets increased $2.5 million related to insurance reimbursement receivables for four legal cases where we have incurred costs in excess of our deductible, deferred infomercial production costs and increased deferred liability insurance premiums.

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
     Our investing activities provided $13.0 million for the year ended December 31, 2007 which was comprised of a $17.5 million net decrease in our total investments caused by the maturity of some long term investments partially offset by $4.1 million in acquisitions of property and equipment, which mainly related to new automation equipment, production equipment for the TASER C2 manufacturing line and capitalized website development costs. In addition, we invested $454,000 in intangible assets, primarily consisting of patent applications.
     Net cash used in investing activities for the year ended December 31, 2006 was comprised of net increases in our investments of $1.5 million combined with $1.8 million in acquisitions of property and equipment, which mainly related to building improvements and production and office equipment.
     During the year ended December 31, 2007, we generated $3.1 million from financing activities attributable to stock options exercised in the year.
     The $1.5 million of cash used by financing activities in 2006 was mainly comprised of the repurchase of 300,000 shares of our common stock for $2.2 million associated with our share repurchase program, partially offset by proceeds from stock options exercised of $0.7 million.
Capital Resources
     On December 31, 2007, we had total cash, cash equivalents and short term investments of $51.3 million.
     We negotiated a revolving line of credit on July 13, 2004, through a domestic bank. The total availability on the line is $10 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on June 30, 2008 and requires monthly payments of interest only. At December 31, 2007, there was a calculated availability of $10.0 million based on the defined borrowing base, which is based on our eligible accounts receivable and inventory. There was no outstanding balance under the line of credit at December 31, 2007, and no borrowings under the line as of the date of this filing. Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage. At December 31, 2007, we were in compliance with all covenants.
     We expect our investment in accounts receivable, inventory and accounts payable to increase in 2008 in line with the anticipated growth in sales levels arising primarily from organic growth. Additionally, we expect to invest approximately $5.7 million in manufacturing automation equipment in 2008.
     We believe that our balance of total cash and short term investments of $51.3 million as of December 31, 2007, together with cash expected to be generated from operations, will be adequate to fund our operations for at least the next 12 months. We may require additional resources to expedite manufacturing of new and existing technologies in order to meet possible demand for our products. Based on our strong balance sheet and the fact we currently have no outstanding debt at December 31, 2007 we believe financing will be available at terms favorable to us, both through our existing credit lines and possible additional equity financing. However, there is no assurance that such funding will be available, or on terms acceptable to us.
     On July 2, 2007, we entered into a contract with ATS Automation Tooling Systems Inc. for the purchase of equipment at a cost of approximately $8.4 million including $0.7 million of change orders made in the first quarter of 2008 for additional equipment. The equipment is expected to be delivered to and installed at the Company’s facility in 2008. Payments will be made in installments, with an initial $1.5 million deposit paid in 2007, $1.2 million was accrued at December 31, 2007 due to contractual requirements and paid in January 2008, and the balance of $5.7 million will be paid in 2008 from existing cash balances.

Contractual Obligations
     The following table outlines our future contractual financial obligations by period in which payment is expected, in thousands, as of December 31, 2007:

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Capital leases	$36	$22	$14	$—	$—
Purchase obligations(1)	$9,789	9,789	—	—	—

Total contractual cash obligations	$9,825	$9,811	$14	$—	$—

(1)  Purchase obligations consist of $5.7 million of payments for the installation and delivery of equipment as well as fixed purchase orders totaling approximately $4.1 million for various inventory components.
We are subject to U.S. federal income tax as well as income tax of multiple-state jurisdictions. As of December 31, 2007, we had $1.1 million of gross unrecognized tax benefits. The settlement period for our income tax liabilities cannot be determined, however, the liabilities are not expected to become due within the next twelve months.
Off Balance Sheet Arrangements
     We had no off balance sheet arrangements as of December 31, 2007.
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
Standard Product Warranty Reserves
     We warrant our law enforcement products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective TASER unit for a fee. We warrant our new TASER C2 product for 90 days. We track historical data related to returns and warranty costs on a quarterly basis, and estimate future warranty claims by applying our four quarter average return rate to our product sales for the period. In the fourth quarter of 2007, we made a revision to our basis of calculating our four quarter return rate as the result of being able to more accurately capture data relating to the number of units we replaced under our standard warranty versus our extended warranty terms. In addition, given the trend of sales growth we experienced in 2007 , particularly in the second half of the year, we weighted our estimated four quarter return rate to account for the higher return rate experienced in those periods. The net impact of these changes in estimates was a $238,000 net reduction in our warranty reserve, recorded as a credit to cost of goods sold in the fourth quarter of 2007. Had we used the previously existing basis of estimate, our warranty reserve at December 31, 2007 would have been approximately $1.4 million. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of December 31, 2007, our reserve for warranty returns was $919,000 compared to a $713,000 reserve at December 31, 2006. Our reserve for warranty returns generally increased in 2007 as the result of the sales growth from established and new products in 2007. In the event that product returns under warranty differ from our estimates, changes to warranty reserves might become necessary.
Inventory
     Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost, which approximates the first-in, first-out (FIFO) method. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory was $321,000 at December 31, 2007 compared to $223,000 at December 31, 2006. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves might become necessary.
Accounts Receivable
     Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. These allowances represent our best estimates and are based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. Our allowance for doubtful accounts was $190,000 at December 31, 2007 compared to $110,000 at December 31, 2006. In the event that actual uncollectible amounts differ from these estimates, changes in allowances for doubtful accounts might become necessary.

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
     In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which became effective for us beginning in 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Under FIN 48, management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties. We adopted the provisions of FIN 48 effective January 1, 2007. The impact on our reassessment of our pre existing tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity. In 2007, we completed a research and development tax credit study which identified $3.1 million in tax credits for Federal and Arizona income tax purposes related to the 2003 through 2007 tax years, and as a result, we recognized $2.0 million in 2007 as a reduction in income tax expense. We made the determination that it was not more likely than not that the full benefit of the research and development tax credit would be sustained on examination and have recorded a liability for unrecognized tax benefits which was $1.1 million as of December 31, 2007. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
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
     In preparing our financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As a result of the shareholder litigation settlement expense recorded in the second quarter of 2006, we recorded a valuation allowance of $250,000 in 2006 against our deferred tax assets for Arizona Net Operating Losses (“NOL’s”). We believe that, other than as previously described, as of December 31, 2007, based on our evaluation, no additional valuation allowance was deemed necessary as it is more likely than not that our net deferred tax assets will be realized. However, the deferred tax asset could be reduced in the near term if estimates of taxable income during the carryforward period are reduced.

Stock Based Compensation
     We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. We use the Black-Scholes-Merton option pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on our statements of operations. Refer to Note 1(p) to our financial statements for further discussion of how we determined our valuation assumptions.
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
     We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS No. 115). All of the cash equivalents and marketable securities are treated as “held-to-maturity” under SFAS No. 115. Investments in fixed rate interest earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result we may suffer losses in principal if forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity,” no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost, which approximates fair value. As of December 31, 2007, we performed a sensitivity analysis on our fixed rate financial investments. According to our analysis, an increase in interest rates of 50 basis points would result in a decrease in the fair market values for these investments of approximately $91,000 and a decrease in interest rates of 50 basis points would result in an approximately $87,000 increase in fair market value.
     Additionally, we have access to a line of credit borrowing facility which bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. At December 31, 2007, the available borrowing under the line of credit was $10.0 million, and there was no amount outstanding under the line of credit. We have not borrowed any funds under the line of credit since its inception, however, should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
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

Item 8. Financial Statements and Supplementary Data
TASER INTERNATIONAL, INC.
BALANCE SHEETS
December 31,

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$48,800,287	$18,773,685
Short-term investments	2,501,152	3,557,289
Accounts receivable, net of allowance of $190,000 and $110,000 in 2007 and 2006, respectively	11,691,553	10,068,049
Inventory	13,506,804	9,257,746
Prepaids and other assets	4,318,661	2,164,002
Deferred income tax assets, net	15,608,325	12,295,493

Total current assets	96,426,782	56,116,264

Long-term investments	9,006,493	25,477,574
Property and equipment, net	23,599,680	20,842,632
Deferred income tax assets, net	6,724,104	15,868,719
Intangible assets	1,925,139	1,532,500
Other long-term assets	81,203	—

Total assets	$137,763,401	$119,837,689

Liabilities and stockholders’ equity

Current liabilities:
Current portion of capital lease obligations	$19,257	$45,214
Accounts payable and accrued liabilities	10,088,139	6,789,474
Current portion of deferred revenue	1,694,644	1,037,441
Deferred insurance settlement proceeds	404,848	509,067
Customer deposits	266,728	171,492
Litigation settlement liabilities	—	9,750,000

Total current liabilities	12,473,616	18,302,688

Capital lease obligations, net of current portion	11,695	30,974
Deferred revenue, net of current portion	3,541,267	1,975,489
Liability for unrecorded tax benefits	1,100,073	—
Other liabilities	—	199,999

Total liabilities	17,126,651	20,509,150

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at December 31, 2007 and 2006	—	—

Common stock, $0.00001 par value per share; 200 million shares 63,263,903 and 61,939,974 shares authorized; issued and outstanding at December 31, 2007 and 2006, respectively	635	622
Additional paid-in capital	86,911,381	80,629,659
Treasury stock, 300,000 shares at December 31, 2007 and 2006	(2,208,957)	(2,208,957)
Retained earnings	35,933,691	20,907,215

Total stockholders’ equity	120,636,750	99,328,539

Total liabilities and stockholders’ equity	$137,763,401	$119,837,689

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS For The
Years Ended December 31,

	2007	2006	2005
Net sales	$100,727,191	$67,717,851	$47,694,181

Cost of products sold:
Direct manufacturing expense	31,507,727	18,296,039	12,843,816
Indirect manufacturing expense (1)	11,609,696	6,242,751	5,252,470

Total cost of products sold	43,117,423	24,538,790	18,096,286

Gross margin	57,609,768	43,179,061	29,597,895

Sales, general and administrative expenses (1)	32,814,170	29,680,764	26,483,485
Research and development expenses (1)	4,421,596	2,704,521	1,574,048
Shareholder litigation settlement expense	—	17,650,000	—

Income (loss) from operations	20,374,002	(6,856,224)	1,540,362

Interest and other income, net	2,152,238	1,872,645	1,165,064

Income (loss) before provision (benefit) for income taxes	22,526,240	(4,983,579)	2,705,426
Provision (benefit) for income taxes	7,499,764	(895,900)	1,648,910

Net income (loss)	$15,026,476	$(4,087,679)	$1,056,516

Income (loss) per common and common equivalent shares
Basic	$0.24	$(0.07)	$0.02
Diluted	$0.23	$(0.07)	$0.02

Weighted average number of common and common equivalent shares outstanding
Basic	62,621,174	61,984,240	61,303,939
Diluted	65,685,667	61,984,240	63,556,246

(1)	Stock-based compensation was allocated as follows:

Indirect manufacturing expense	$187,585	$131,086	$—
Sales, general and administrative expenses	986,616	808,341	—
Research and development expenses	213,765	199,418	—

	$1,387,966	$1,138,845	$—

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance, December 31, 2004	60,992,156	$609	$75,850,810	—	$—	$23,938,378	$99,789,797

Exercise of stock options	946,498	10	749,493	—	—	—	749,503
Income tax benefit of stock options exercised	—	—	2,142,559	—	—	—	2,142,559
Net income	—	—	—	—	—	1,056,516	1,056,516

Balance, December 31, 2005	61,938,654	619	78,742,862	—	—	24,994,894	103,738,375

Exercise of stock options	301,320	3	747,952	—	—	—	747,955
Stock-based compensation expense	—	—	1,138,845	—	—	—	1,138,845
Purchase of treasury stock	(300,000)	—	—	300,000	(2,208,957)	—	(2,208,957)
Net loss	—	—	—	—	—	(4,087,679)	(4,087,679)

Balance, December 31, 2006	61,939,974	622	80,629,659	300,000	(2,208,957)	20,907,215	99,328,539

Exercise of stock options	1,107,574	11	3,143,758	—	—	—	3,143,769
Shareholder derivate settlement	216,355	2	1,749,998	—	—	—	1,750,000
Stock-based compensation expense	—	—	1,387,966	—	—	—	1,387,966
Net income	—	—	—	—	—	15,026,476	15,026,476

Balance, December 31, 2007	63,263,903	$635	$86,911,381	300,000	$(2,208,957)	$35,933,691	$120,636,750

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2007	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$15,026,476	$(4,087,679)	$1,056,516
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	49,949	—	56,872
Depreciation and amortization	2,521,237	2,096,595	1,712,738
Provision for doubtful accounts	80,835	(830)	26,620
Provision for excess and obsolete inventory	206,335	85,329	117,000
Provision for warranty	1,030,291	442,195	1,293,657
Stock compensation expense	1,387,966	1,138,845	—
Deferred insurance settlement proceeds	(104,219)	(192,448)	(98,485)
Deferred income taxes	6,931,856	(1,167,924)	(525,503)
Stock option tax benefit	—	—	2,142,559
Change in assets and liabilities:
Accounts receivable	(1,704,339)	(4,645,192)	3,011,465
Inventory	(4,455,393)	762,261	(3,459,333)
Prepaids and other assets	(2,235,862)	676,028	(1,147,323)
Insurance settlement proceeds receivable	—	575,000	—
Accounts payable and accrued liabilities	1,069,483	256,625	(3,601,040)
Deferred revenue	2,222,981	1,611,782	393,871
Accrued litigation settlement	(8,000,000)	9,750,000	—
Other liabilities	(199,999)	199,999	—
Customer deposits	95,236	(18,764)	88,090

Net cash provided by operating activities	13,922,833	7,481,822	1,067,704

Cash Flows from Investing Activities:
Purchases of investments	(138,203,034)	(82,610,518)	(87,829,476)
Proceeds from investments	155,730,252	81,123,775	95,554,648
Purchases of property and equipment	(4,067,579)	(1,839,815)	(7,812,220)
Purchases of intangible assets	(454,403)	(229,375)	(104,066)

Net cash provided (used) by investing activities	13,005,236	(3,555,933)	(191,114)

Cash Flows from Financing Activities:
Proceeds from options exercised	3,143,769	747,955	749,503
Payments under capital leases	(45,236)	(43,111)	(31,343)
Repurchase of common stock	—	(2,208,957)	—

Net cash provided (used) by financing activities	3,098,533	(1,504,113)	718,160

Net increase in cash and cash equivalents	30,026,602	2,421,776	1,594,750
Cash and cash equivalents, beginning of period	18,773,685	16,351,909	14,757,159

Cash and cash equivalents, end of period	$48,800,287	$18,773,685	$16,351,909

Supplemental Disclosure:
Cash paid for interest	$5,186	$7,281	$103
Cash paid (refunded) for income taxes — net	$475,000	$229,424	$(19,267)

Non Cash Transactions-
Common stock issued for shareholder derivative lawsuit settlement	$1,750,000	$—	$—
Property and equipment purchases in accounts payable	$1,198,891	$—	$74,233
Insurance settlement proceeds receivable	$—	$—	$575,000
Property and equipment acquired under capital lease	$—	$—	$146,000
The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
     TASER International, Inc. (“TASER” or the “Company”) is a developer and manufacturer of advanced electronic control devices (“ECDs”) designed for use in law enforcement, military, corrections, private security and personal defense. The Company sells its products worldwide through its direct sales force, distribution partners, online store and third party resellers. We were incorporated in Arizona in September 1993 and reincorporated in Delaware in January 2001. Our headquarter facilities are in Scottsdale, Arizona.
a. Basis of Presentation and Use of Estimates
     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include allowances for doubtful accounts receivable, inventory valuation reserves, product warranty reserves and valuation of long lived assets, deferred income taxes, stock based compensation and contingencies. Actual results could differ from those estimates.
b. Cash, Cash Equivalents and Investments
     Cash and cash equivalents include funds on hand and short-term investments with maturities of three months or less. Short-term investments include securities generally having maturities of 90 days to one year. Long-term investments include securities having maturities of more than one year. At December 31, 2007 all investments are classified based on their remaining contractual maturity date. At December 31, 2006 such classification was based on the original contractual maturity date in conjunction with management’s intent to reinvest maturing investments into securities with similar long-term maturities. The Company’s long-term investments are invested in government sponsored mortgage-backed securities and are classified as held to maturity. These investments are recorded at amortized cost. See Note 2. The Company intends to hold these securities until maturity.
     The Company’s cash and investment accounts earned interest at an approximate rate of 4.2% during 2007 and 3.9% in 2006. Included in the Company’s cash balances are deposits with its bank of $29.5 million which is in excess of the FDIC insurance coverage limit of $100,000. Management believes the risk of financial loss on the uninsured deposits is limited due to the quality of the financial institution.
c. Inventory
     Inventories are stated at the lower of cost or market; cost is determined using the weighted average cost of raw materials which approximates the first-in, first-out (FIFO) method and allocations of manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on management’s best estimate after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors.
d. Property and Equipment
     Property and equipment are stated at cost net of accumulated depreciation. Additions and improvements are capitalized while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.
e. Impairment of Long-Lived Assets
     The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. In performing the review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, would be calculated based on the excess of the carrying amounts of the assets over their estimated fair value. No impairment losses were recorded in 2007, 2006 or 2005.

NOTES TO FINANCIAL STATEMENTS — (Continued)
f. Customer Deposits
     The Company requires certain deposits in advance of shipment for certain customer sales orders. Customer deposits are recorded as a current liability on the accompanying balance sheets.
g. Revenue Recognition and Accounts Receivable
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
     The Company offers customers the right to purchase extended warranties which include additional services and coverage beyond the limited warranty on the TASER X26 and ADVANCED TASER products. Revenue for extended warranty purchases is deferred at the time of sale, and recognized over the warranty period commencing at the date of sale. The extended warranties range from one to four years. At December 31, 2007 and 2006, $5,217,000 and $2,933,000 was deferred under this program, respectively. In 2004, the Company began selling a private citizen version of its TASER X26 device, the X26C. This product comes with a certificate for a free training session. The Company is deferring the revenue associated with these training sessions until such time as either the training has occurred or the certificate expires, which is 90 days after purchase by the end user. The Company has valued these one-on-one training sessions at their estimated fair value, which is the amount that the Company will pay the independent third party conducting the training. The Company also defers the recognition of revenue associated with background checks (at the cost of doing the background checks) that are done as part of the private citizen sales process until the background check is done and the private citizen purchases the product. The Company has also deferred recognizing revenue associated with the training for Federal Firearms Licensed dealers which will be trained as part of a distribution agreement signed in 2004. The Company will recognize this revenue as the training is provided. At December 31, 2007 and 2006, $19,000 and $80,000 was deferred under the X26C program, respectively.
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
     Also included as a component of revenue is development funding provided by the Office of Naval Research (ONR), under a cost-plus fixed fee contract. Periodically, an invoice summarizing the reimbursable expenses is submitted to the ONR for payment. For contracts that are billed at completion, we record revenue on a percentage of completion basis. The payment request submitted by the Company to the ONR details the costs expensed in the period and adds a nominal contracted profit margin. The work under this contract was completed in 2006, therefore there were no amounts were recognized in 2007. The total amount recognized for this work in the years ended December 31, 2006 and 2005 was $146,000, and $435,000, respectively. The Company recognizes grant revenue when the performance milestones have been completed.
h. Cost of Products Sold
     Cost of products sold represents manufacturing costs, consisting of materials, labor and overhead related to finished goods and components. Shipping costs incurred related to product delivery are also included in cost of products sold.
i. Advertising Costs
     The Company expenses advertising costs in the period in which they are incurred with the exception of commercial advertising production costs which are expensed at the time the first commercial is shown on television. The Company incurred advertising costs of $931,000, $437,000 and $888,000 in 2007, 2006 and 2005, respectively. At December 31, 2007, the Company had $523,000 of deferred advertising costs related to the production costs of an infomercial for the TASER C2. These deferred advertising costs are included in prepaid and other assets on the accompanying balance sheets and are expected to be expensed in the first quarter of 2008 when the infomercial first airs. Advertising costs are included in sales, general and administrative expenses in the accompanying statements of operations.

NOTES TO FINANCIAL STATEMENTS — (Continued)
j. Warranty Costs
     The Company warrants its X26 products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective unit for a fee. The C2 product is warranted for a period of 90 days after purchase. The Company also sells extended warranties for periods of up to four years after the expiration of the limited one year warranty. Management tracks historical data related to returns and warranty costs on a quarterly basis, and estimates future warranty claims by applying the estimated average return rate to the product sales for the period. In the fourth quarter of 2007, a revision was made to the basis of calculating the four quarter return rate as the result of being able to more accurately capture data relating to the number of units replaced under standard warranty versus extended warranty terms. In addition, given the trend of sales growth the Company experienced particularly in the second half of 2007, the estimated four quarter return rate was weighted to reflect the higher return rate experienced in those periods. The net impact of these changes in estimates was a $238,000 reduction in the warranty reserve, recorded as a credit to cost of goods sold in the fourth quarter of 2007. Had management used the previously existing basis of estimate, the warranty reserve at December 31, 2007 would have been approximately $1.4 million. If management becomes aware of a component failure that could result in larger than anticipated returns from its customers, the reserve would be increased. After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the TASER X26 for a prorated discounted price depending on when the product was placed into service and replace the ADVANCED TASER device for a fee of $75. These fees are intended to cover the handling and repair costs and include a profit. The following table summarizes the changes in the estimated product warranty liabilities for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Balance at Beginning of Period	$713,135	$851,920	$457,914
Utilization of Accrual	(824,172)	(580,980)	(899,651)
Warranty Expense	1,030,291	442,195	1,293,657

Balance at End of the Period	$919,254	$713,135	$851,920

k. Research and Development Expenses
     The Company expenses research and development costs as incurred. The Company incurred product development expense of approximately $4,422,000, $2,705,000 and $1,574,000 in 2007, 2006 and 2005, respectively.
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
     In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which became effective for the Company beginning in 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Under FIN 48, management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties. The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company adopted the provisions of FIN 48. effective January 1, 2007. Refer to Note 8 for discussion of the cumulative effect of adoption of FIN 48.
m. Concentration of Credit Risk and Major Customers
     Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for bad debts totaled $190,000, $110,000 and $111,000 as of December 31, 2007, 2006 and 2005, respectively. Historically, the Company has experienced a very low level of write offs related to doubtful accounts.

NOTES TO FINANCIAL STATEMENTS — (Continued)
     The Company sells primarily through a network of unaffiliated distributors. The Company also reserves the right to sell directly to the end user to secure the customer’s account balance. In 2007, one distributor represented approximately 16% of total sales. No other customer exceeded 10% of total sales in 2007. In 2006, one distributor represented 12% of total sales. No other customer exceeded 10% of total sales in 2006. There were no customers that exceeded 10% of total sales in 2005.
     At December 31, 2007, the Company had receivables from two customers comprising 20% and 10% of the aggregate accounts receivable balance. These customers are unaffiliated distributors of the Company’s products. At December 31, 2006, the Company had receivables from three customers comprising 17%, 11% and 10% of the aggregate accounts receivable balance. These customers are unaffiliated distributors of the Company’s products.
     The Company currently purchases finished circuit boards and injection-molded plastic components from suppliers located in the United States. Although the Company currently obtains many of these components from single source suppliers, the Company owns the injection molded component tooling used in their production. As a result, management believes it could obtain alternative suppliers in most cases without incurring significant production delays. The Company also purchases small, machined parts from a vendor in Taiwan, custom cartridge assemblies from a proprietary vendor in the United States, and electronic components from a variety of foreign and domestic distributors. Management believes that there are readily available alternative suppliers in most cases who can consistently meet its needs for these components. The Company acquires most of its components on a purchase order basis and does not have long-term contracts with suppliers.
n. Financial Instruments
     The Company’s financial instruments include cash, investments, accounts receivable and accounts payable. The Company's investments are held to maturity and stated at amortized cost which approximates fair value. Information about the fair value of the Company’s investments is included in Note 2. Due to the short-term nature of the other instruments, the fair value of these instruments approximates their recorded value.
o. Segment Information
     Management has determined that its operations are comprised of one reportable segment — the sale of advanced electronic control devices and accessories. For the years ended December 31, 2007, 2006 and 2005, sales by geographic area were as follows:

Sales by Geographic Area	2007	2006	2005
United States	85%	86%	87%
Other Countries	15%	14%	13%

Total	100%	100%	100%

Sales to customers outside of the United States are denominated in U.S. dollars and are attributed to each country based on the billing address of the distributor or customer. To date no individual country outside the U.S. has represented a material amount of total net revenue. Substantially all assets of the Company are located in the United States.
p. Stock-Based Compensation
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). No stock-based compensation expense was recognized in the statement of operations for the year ended December 31, 2005 as all options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted by SFAS No. 123, stock-based compensation was included as a pro forma disclosure in the notes to the Company’s financial statements for the year ended December 31, 2005.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) using the modified prospective transition method. Under this transition method, compensation cost recognized includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value calculated in accordance with the provisions of SFAS No. 123(R). Results for prior periods were not restated, as provided for under the modified-prospective method.
     Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options (“excess benefits”) as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires these tax benefits to be classified and reported as both an operating cash outflow and a financing cash inflow.

NOTES TO FINANCIAL STATEMENTS — (Continued)
     The following table shows the effect on net income and basic and diluted earnings per share for the year ended December 31, 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.”

2005
(In thousands)
Net income, as reported	$1,057
Add: Total stock-based compensation included in net income as reported	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(5,880)

Pro forma net loss	$(4,823)

Net income (loss) per common share:
Basic, as reported	$0.02
Basic, pro forma	$(0.08)
Diluted, as reported	$0.02
Diluted, pro forma	$(0.08)

Basic	61,303,939
Diluted	63,556,246
     Disclosure for the years ended December 31, 2007 and 2006 is not presented because all stock based compensation expense is recognized in the financial statements in connection with the adoption of SFAS No.123(R).
     Total stock-based compensation expense recognized in the income statement for the years ended December 31, 2007 and 2006 was $1,388,000 and $1,139,000 before income taxes, respectively, $1,094,000 and $874,000 of which was related to Incentive Stock Options (“ISO“s) for which no tax benefit is recognized. The total deferred tax benefits related to non-qualified stock options were approximately $214,000 and $99,000 for the years ended December 31, 2007 and 2006, respectively. As a result of the adoption of SFAS No. 123(R) the Company did not tax effect the stock based compensation expense for tax purposes related to the non-qualified disposition of ISOs exercised and sold. The benefit will be recorded when the Company is in a position to realize the benefit with an offset to taxes payable in future periods.
          During 2007 and 2006, we did not tax effect the stock based compensation expense for tax purposes related to the exercise of stock options as a result of the adoption of SFAS No. 123(R). The benefit will be recorded when we are in a position to realize the benefit with an offset to our taxes payable in future periods. The total unrecognized tax benefit related to the non-qualified disposition of stock options in 2007 and 2006 was approximately $3.0 million and $617,000, respectively. We received tax benefits of $2.1 million from the exercise of stock options and subsequent sale of the underlying stock in 2005. The net deferred tax asset as of December 31, 2007 was $22.3 million compared to $28.2 million at December 31, 2006.
     SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton option valuation model, which incorporates various assumptions including volatility, expected life forfeiture rate and risk-free interest rates. The assumptions used for the years ended December 31, 2007, 2006 and 2005 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	2007	2006	2005
Weighted average / range of volatility	60%	68%	102-106%
Risk-free interest rate	4.7%	4.8%	3.5%
Dividend rate	0.0%	0.0%	0.0%
Expected life of options	4.0 years	3.5 years	1.5 to 3 years
     The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2007 and 2006, expected stock price volatility is based on a combination of historical volatility of the Company’s stock and the one-year implied volatility of its publicly traded options for the related vesting periods. Prior to the adoption of SFAS No. 123(R), expected stock price volatility was estimated using only historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company forfeiture rate for 2007 and 2006 was calculated based on its historical experience of awards which ultimately vested.
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

NOTES TO FINANCIAL STATEMENTS — (Continued)
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

	For the Year Ended December 31,
	2007	2006	2005
Numerator for basic and diluted earnings per share
Net income (loss)	$15,026,476	$(4,087,679)	$1,056,516

Denominator for basic earnings per share — weighted average shares outstanding	62,621,174	61,984,240	61,303,939
Dilutive effect of shares issuable under stock options outstanding	3,064,493	—	2,252,307

Denominator for diluted earnings per share — adjusted weighted average shares outstanding	65,685,667	61,984,240	63,556,246

Net income (loss) per common share
Basic	$0.24	$(0.07)	$0.02
Diluted	$0.23	$(0.07)	$0.02
     Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method. For the years ended December 31, 2007 and 2005, the effects of 315,764 and 536,486 stock options were excluded from the calculation of diluted income per share as their effect would have been anti-dilutive and increased the net income per share. As a result of the net loss for the year ended December 31, 2006, 3,512,248 shares of potential dilutive securities were considered anti-dilutive and excluded from the calculation as their effect would have been to reduce the net loss per share.
r. Recent Accounting Pronouncements
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised) (“SFAS 141(R)”), Business Combinations. The standard changes the accounting for business combinations by requiring that an acquiring entity measure and recognize identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Management does not expect the adoption of SFAS 141(R) will have an impact on the Company’s financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions, if any, the Company consummates after the effective date.
     In December 2007, the EITF reached a consensus on EITF issue No. 07-1 “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 establishes the accounting and disclosure requirements for participants in collaborative arrangements conducted without the creation of a separate legal entity. EITF 07-1 will be effective for annual periods beginning after December 15, 2007. Management does not believe the adoption of EITF 07-1 will have a material impact on the Company’s financial position.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. Management plans to adopt SFAS No. 159 beginning in the first quarter of 2008. Management has determined the adoption of SFAS No. 159 will have not have a material impact on the Company’s financial position.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”.) SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. Management plans to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. Management has determined the adoption of SFAS No. 157 will not have a material impact on the Company’s financial position.

NOTES TO FINANCIAL STATEMENTS — (Continued)
2. Cash, cash equivalents and investments
          Cash and cash equivalents include funds on hand and short-term investments with maturities of three months or less. Short-term investments include securities generally having maturities of 90 days to one year. Long-term investments include securities having maturities of more than one year. At December 31, 2007 all investments are classified based on their remaining contractual maturity at the balance sheet date which reflects a reclassification to cash equivalents or short term investments when the maturity is within the next year. At December 31, 2006 such classification was based on the original contractual maturity date in conjunction with management’s intent to reinvest maturing investments back into securities with similar long-term maturities. As a result of the change in classification the Company has classified $8.5 million of securities as cash equivalents ($6.0 million) and short-term investments (($2.5 million) at December 31, 2007, which would have been classified as long-term investments using the prior classification policy. The Company’s long-term investments are invested in federal agency mortgage-backed securities, and are classified as held to maturity. These investments are recorded at amortized cost. The Company intends to hold these securities until maturity.
          The following is a summary of cash, cash equivalents and held-to-maturity securities as distributed by type at December 31:

	2007				2006
						Gross	Gross
		Gross Unrealized	Gross Unrealized			Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Cash	$29,687,138	$—	$—	$29,687,138	$14,130,112	$—	$—	$14,130,112
Commercial paper	13,114,323	—	(37,838)	13,076,485	4,643,573		(10,137)	4,633,436
Government sponsored entity securities	17,506,471	14,238	(12,022)	17,508,687	29,034,863	3,756	(211,712)	28,826,907

	$60,307,932	$14,238	$(49,860)	$60,272,310	$47,808,548	$3,756	$(221,849)	$47,590,455

	December 31,
	2007	2006
Cash, commercial paper and government sponsored entity securities reported as:
Cash	$29,687,138	$14,130,112
Cash equivalents	19,113,149	4,643,573

Total cash and cash equivalents	48,800,287	18,773,685

Short term investments	2,501,152	3,557,289
Long term investments	9,006,493	25,477,574

	$60,307,932	$47,808,548

     The following table summarizes the contractual maturities of commercial paper and government sponsored entity securities, identified above as cash equivalents, short term and long term investments, at December 31:

	2007	2006
Less than 1 year	$21,614,301	$22,694,186
1-3 years	9,006,493	10,984,250

	$30,620,794	$33,678,436

     The following table provides information about held-to-maturity investments with gross unrealized losses and the length of time individual investments have been in a continuous unrealized loss position at December 31, 2007:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$11,080,529	$(37,838)	$—	$—	$11,080,529	$(37,838)
Government sponsored entity securities	2,493,750	(6,250)	7,495,425	(5,772)	9,989,175	(12,022)

	$13,574,279	$(44,088)	$7,495,425	$(5,772)	$21,069,704	$(49,860)

NOTES TO FINANCIAL STATEMENTS — (Continued)
     The unrealized losses on the Company’s investment in government sponsored entity securities and commercial paper were caused by changes in interest rates. The contractual cash flows of government sponsored entity securities are guaranteed by agencies of the U.S. Government and, accordingly it is expected that the securities would not be settled for a price less than the amortized cost of the investment. Since the decline in fair value was attributable to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2007.
3. Inventory
Inventories consisted of the following at December 31:

	2007	2006
Raw materials and work-in-process	$8,475,055	$5,990,238
Finished goods	5,352,304	3,490,709
Reserve for excess and obsolete inventory	(320,555)	(223,201)

Total Inventory	$13,506,804	$9,257,746

4. Property and Equipment
Property and equipment consisted of the following at December 31:

	Estimated
	Useful Life	2007	2006
Land		$2,899,962	$2,899,962
Building	39 Years	13,611,785	13,537,095
Production equipment	3-7 Years	3,971,829	2,873,826
Telephone equipment	5 Years	297,618	297,618
Computer equipment	3-5 Years	4,103,958	3,650,054
Furniture and office equipment	5-7 Years	2,188,056	1,745,712
Vehicles	5 Years	284,242	242,232
Website development costs	3 Years	348,939	—
Construction in process	n/a	2,741,454	—

Total Cost		30,447,843	25,246,499
Less: Accumulated depreciation		(6,848,163)	(4,403,867)

Net Property and Equipment		$23,599,680	$20,842,632

     Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $2,459,473, $2,058,937 and $1,670,339, respectively. Assets recorded under capital leases included in property and equipment were $146,000 of December 31, 2007 and 2006. Related accumulated amortization was $118,799 and $73,599 as of December 31, 2007 and 2006, respectively.

NOTES TO FINANCIAL STATEMENTS — (Continued)
5. Intangible Assets
Intangible assets consisted of the following at December 31:

		2007			2006
		Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets
TASER.com domain name	5 Years	$60,000	$60,000	$—	$60,000	$60,000	$—
Issued patents	4 to 15 Years	402,058	115,863	286,195	248,984	84,248	164,736
Issued trademarks	9 to 11 Years	36,466	5,206	31,260	15,434	2,200	13,234
Non compete agreement	5 to 7 Years	150,000	52,143	97,857	50,000	25,000	25,000

		648,524	233,212	415,312	374,418	171,448	202,970

Unamortized intangible assets
TASER Trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		609,827		609,827	429,530		429,530

		1,509,827		1,509,827	1,329,530		1,329,530

Total intangible assets		$2,158,351	$233,212	$1,925,139	$1,703,948	$171,448	$1,532,500

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $61,764, $37,658 and $42,399, respectively. Estimated amortization for intangible assets with definite lives for the next five years ended December 31, and thereafter is as follows:

2008	$70,482
2009	58,466
2010	50,434
2011	42,723
2012	22,723
Thereafter	170,484

$415,312

6. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities were comprised as follows at December 31:

	2007	2006
Accounts payable	$7,304,112	$4,554,203
Accrued salaries and benefits	1,046,534	832,576
Accrued expenses	818,239	689,560
Accrued warranty expense	919,254	713,135

Total	$10,088,139	$6,789,474

NOTES TO FINANCIAL STATEMENTS — (Continued)
7. Commitments and Contingencies
a. Lease Obligations
     The Company has entered into capital leases for various office equipment which are collateralized by the underlying equipment and bear interest at rates varying between 3.2% and 20.6%.
     Future minimum lease payments under lease obligations are as follows for the years ending December 31:

2008	22,372
2009	8,362
2010	5,575
Thereafter	—

Total	$36,309
Less amount representing interest	(5,357)

Present value of minimum lease payments	30,952
Current portion of capital lease obligations	(19,257)

Capital lease obligations, net of current portion	$11,695

     The Company has previously entered into operating leases for various office space, storage facilities and equipment. Prior to moving to a new corporate and manufacturing facility in April 2005, the Company previously leased premises under an operating lease agreement that expired on December 31, 2005. The Company sub-leased a portion of these facilities for the time from which it vacated this facility through the expiration of the lease agreement and recorded $50,250 in related sublease income for the year ended December 31, 2005. The remaining operating lease for office equipment expired in 2006. Rent expense, net of sublease income under these operating leases for the years ended December 31, 2007, 2006 and 2005, was approximately $136,000, $76,000 and $265,000, respectively.
b. Purchase Commitments
     On July 2, 2007, the Company entered into a contract with Automation Tooling Systems Inc. for the purchase of equipment at a cost of approximately $7.7 million. Subsequent to the year end, the Company placed a change order to this agreement for additional equipment and modifications for a further $0.7 million. The equipment is expected to be delivered to and installed at the Company’s facility in 2008. Payments will be made in installments, with an initial $1.5 million deposit paid in 2007, $1.2 million was included in accounts payable at December 31, 2007 and paid in January 2008, and the balance of $5.7 million will be paid in 2008 upon delivery and installation. In addition the Company has fixed purchase orders totaling approximately $4.1 million to buy various inventory components.
c. Litigation
Securities Class Action and Derivative Lawsuit Settlement
           On October 11, 2006, the Company agreed to settle its securities class action and derivative lawsuits. The terms of the settlement agreements called for the Company to initially pay approximately $12 million of cash, $4.1million of which was provided by insurance. In addition, the Company was required to make a final payment of $8 million in stock or cash at its discretion for the shareholder lawsuit and a payment of $1.75 million in stock for the derivative lawsuits. The Company made the initial payment of $12 million using existing cash balances of $7.9 million and insurance proceeds received of $4.1million in December of 2006 and elected to make the final $8.0 million payment in cash in the first quarter of 2007.   The $1.75 million for settlement of the derivative litigation was paid in stock in the second quarter of 2007. The total litigation settlement expenses reflected in the income statement for the year ended December 31, 2006 are $17.65 million, which are net of insurance proceeds after legal fees.
Product Liability Litigation
          The Company is currently named as a defendant in 38 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers or during training exercises. Companion cases arising from the same incident have been combined into one for reporting purposes. In addition, 66 other lawsuits have been dismissed and are not included in this number. Two of the lawsuits that have been dismissed or judgment entered in favor of TASER, are on appeal and a petition for review by the Arizona Supreme Court has been filed by the plaintiff in one lawsuit. With respect to each of these pending 38 lawsuits, the following table lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. This table also lists those cases that were dismissed during the most recent fiscal quarter. Cases that were dismissed in prior fiscal quarters are not included in this table. In each of the pending lawsuits, the plaintiff is seeking monetary damages from the Company. The defense of each of these lawsuits has been submitted to our insurance carriers that maintained insurance coverage during these applicable periods and we continue to maintain product liability insurance coverage with varying limits and deductibles. Our product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $500,000 in per incident deductibles. We are defending each of these lawsuits vigorously.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Alvarado	Apr-03	CA Superior Court	Wrongful Death	Jury Verdict for TASER, Plaintiff Appeal Dismissed
City of Madera	Jun-03	CA Superior Court	Wrongful Death	Dismissed by Summary Judgment, Appeal Pending
Glowczenski	Oct-04	US District Court, ED NY	Wrongful Death	Discovery Phase
LeBlanc	Dec-04	CA Superior Court, Los Angeles County	Wrongful Death	Dismissed
Washington	May-05	US District Court, ED CA	Wrongful Death	Discovery Phase
Sanders	May-05	US District Court ED CA	Wrongful Death	Trial Scheduled Nov-08
Graff	Sep-05	US District Court, AZ	Wrongful Death	Discovery Phase
Tucker	Oct-05	US District Court, NV	Wrongful Death	Dismissed
Heston	Nov-05	US District Court, ND CA	Wrongful Death	Trial Scheduled Apr-08
Rosa	Nov-05	US District Court, ND CA	Wrongful Death	Discovery Phase
Yeagley	Nov-05	Hillsborough County Circuit County, FL	Wrongful Death	Discovery Phase
Neal-Lomax	Dec-05	US District Court, NV	Wrongful Death	Discovery Phase
Yanga Williams	Dec-05	Gwinnett County State Court, GA	Wrongful Death	Dispositive Motions Pending
Mann	Dec-05	US District Court, ND GA, Rome Div	Wrongful Death	Discovery Phase
Robert Williams	Jan-06	US District Court, TX	Wrongful Death	Discovery Phase
Lee	Jan-06	Davidson County, TN Circuit Court	Wrongful Death	Trial Scheduled Apr-09
Zaragoza	Feb-06	CA Superior Court, Sacramento County	Wrongful Death	Discovery Phase
Bagnell	Jul-06	Supreme Court for British Columbia, Canada	Wrongful Death	Discovery Phase
Gillson	Jul-06	US District Court, NV	Wrongful Death	Dismissed
Hollman	Aug-06	US District Court, ED NY	Wrongful Death	Discovery Phase
Oliver	Sep-06	US District Court, MD FL, Orlando	Wrongful Death	Trial Scheduled Nov-08
Teran/LiSaola	Oct-06	CA District Court	Wrongful Death	Discovery Phase
Short, Rhonda	Oct-06	US District Court, ND TX, Forth Worth	Wrongful Death	Discovery Phase
Fernandez	Nov-06	US District Court, ND CA	Wrongful Death	Dismissed
Brown	Dec-06	15th Judicial District Court,Lafayette Parish, LA	Wrongful Death	Dismissed
Moreno	Dec-06	CA Superior Court, Los Angeles County (Companion to LeBlanc Litigation)	Wrongful Death	Dismissed
Augustine	Jan-07	11th Judicial Circuit Court, Miami-Dade	Wrongful Death	Discovery Phase
Smith	Feb-07	Civil District Court, Orleans Parish, LA	Wrongful Death	Dismissed
Toloskdo-Parker	May-07	US District Court ND, CA	Wrongful Death	Dismissed
Bolander	Aug-07	17th Circuit Court Broward County, FL	Wrongful Death	Trial Scheduled Aug-08
Wendy Wilson,	Aug-07	District Court Boulder County, CO	Wrongful Death	Discovery Phase
Estate of Ryan Wilson
Crawford, Estate of Russell Walker	Oct-07	District Court Clark County, NV	Wrongful Death	Complaint Served
Walker, Estate of Russell Walker	Oct-07	US District Court District of NV	Wrongful Death	Complaint Served
Companion to Crawford)
Jack Wilson, Estate of Ryan Wilson (Companion to Wendy Wilson)	Nov-07	District Court, Boulder County, CO	Wrongful Death	Complaint Served
Cunningham	Nov-07	US District Court NO, IL	Wrongful Death	Complaint Served
Kasilyan	Feb-08	District Court, Clark County, NV	Wrongful Death	Complaint Served
Powers	Nov-03	AZ Superior Court	Training Injury	Verdict for TASER, Appeal Decision For TASER, Plaintiff Filed Petition for Review by AZ Supreme Court
Gerdon	Aug-05	AZ Superior Court	Training Injury	Dismissed, Appeal Pending
Stewart	Oct-05	Circuit Court for Broward County, FL	Training Injury	Discovery Phase
Lewandowski	Jan-06	US District Court, NV	Training Injury	Partial Motion to Dismiss Granted,
Discovery Phase
Peterson	Jan-06	US District Court, NV	Training Injury	Discovery Phase
Husband	Mar-06	British Columbia Supreme Court, Canada	Training Injury	Discovery Phase
Wilson	Aug-06	US District Court, ND GA	Training Injury	Discovery Phase
Perry	Aug-07	US District Court CO	Training Injury	Trial Scheduled Aug-08
Bynum	Oct-05	US District Court SD NY	Injury During Arrest	Discovery Phase
Bellemore	Feb-06	AZ Superior Court	Injury During Arrest	Dispositive Motions Pending
Wieffenbach	Jun-06	Circuit Court of 12th Judicial District, Will County, Il	Injury During Arrest	Discovery Phase
Molina	Sep-06	US District Court, ND West Virginia	Injury During Detention	Dispositive Motions Pending
Short, Harvey	Oct-06	US District Court, SD West Virginia	Injury During Arrest	Discovery Phase
Payne	Oct-06	Circuit Court of Cook County, Illinois	Injury During Arrest	Discovery Phase
Gomez	May-07	Circuit Court 11th Judicial Dist. FL	Injury During Arrest	Discovery Phase
Kern / Banda	Feb-08	District Court, Tarrant County, TX	Injury During Admittance	Complaint Served

NOTES TO FINANCIAL STATEMENTS — (Continued)
               In December 2005, the Company received a defense verdict in the Samuel Powers v. TASER International personal injury case. As part of its legal strategy to aggressively defend these cases, the Company entered into a settlement agreement with its own insurance provider in order to prevent its insurance provider from settling the case with the plaintiff. Under the terms of the settlement, the Company received $575,000 from its liability insurance provider associated with a settlement and release agreement and the Company assumed all future potential liability and costs from and after the date the settlement and release agreement was signed. After offsetting approximately $170,000 through December 31, 2007 in legal expenses to defend and win the trial and cover the subsequent costs of appeal, the Company has a remaining balance of approximately $405,000 which is recorded as deferred insurance settlement proceeds on the accompanying balance sheets. This deferred income will be used to cover any costs through all appeals/reviews and the remaining balance if any will be recorded as “other income” when final resolution is completed.
          In November 2006, the Company received a defense verdict in the Alvarado v. Taser International in-custody death case. In September 2006, as part of its legal strategy to aggressively defend these cases, the Company entered into a settlement agreement with its own insurance provider in order to prevent its insurance provider from settling the case with the plaintiff. Under the terms of the settlement, the Company received $225,000 from its liability insurance provider associated with a settlement and release agreement and the Company assumed all future potential liability and costs from and after the date the settlement and release agreement was signed. On October 19, 2007, the appeal by Plaintiffs was dismissed and, after offsetting approximately $149,000 in legal expenses to defend and win the trial and cover the subsequent costs of appeal, the Company had a remaining balance of approximately $76,000 which was recorded as “other income” in the fourth quarter of 2007. Management does not believe that any further actions or appeal will result from this matter.
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
          In November 2006, we filed a lawsuit against the Chief Medical Examiner of Summit County, OH, in the Court of Common Pleas of Summit County Ohio, to correct erroneous cause of death determinations relating to the autopsy reports prepared by medical examiner, Dr. Lisa Kohler, which associate the TASER device as being a contributing factor in the deaths of Richard Holcomb, Dennis Hyde and Mark McCullaugh. We asked the Court to order a hearing on the appropriate causes of death of Mr. Hyde, Mr. Holcomb and Mr. McCullaugh, and to order changes in the medical examiner’s cause of death determinations for Mr. Hyde, Mr. Holcomb and Mr. McCullaugh removing all references to any TASER device causing or contributing to the causes of death for Mr. Hyde, Mr. Holcomb and Mr. McCullaugh. Defendant filed a motion to dismiss for lack of standing and that motion was denied by the Court in January 2007. The City of Akron has joined this lawsuit as a co-plaintiff. This case is in the discovery phase and a trial date has been set for April 2008.
          In January 2007, we filed a lawsuit in the U.S. District Court for Arizona against Stinger Systems, Inc. alleging patent infringement, patent false marking, and false advertising. Defendant filed an answer and counterclaim for false advertising and punitive damages. Discovery has begun and no trial date has been set.
          In October 2007 we filed a lawsuit against Steve Ward and Mark Johnson, both former employees and VIEVU Corporation, et. al. for breach of duty of loyalty, breach of contract, breach of fiduciary duty, and conversion. This lawsuit does not involve our core business and we don’t expect this litigation to have a material impact on our financial results. Defendants Ward and VIEVU Corporation filed an answer and counterclaim for declaration of non-infringement, tortious interference with contractual relations, tortious interference with business expectancy, abuse of process, injunctive relief and punitive damages. Discovery has begun and no trial date has been set.

NOTES TO FINANCIAL STATEMENTS — (Continued)
General
          From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. We intend to defend and pursue any lawsuit filed against or by the Company vigorously. Although we do not expect the outcome in any individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition. In addition, the Company has four lawsuits where the costs of legal defense incurred are in excess of its liability insurance deductibles. As of December 31, 2007, the Company has recorded approximately $1.1 million in other assets related to the receivable from its insurance company for reimbursement of these legal costs. The Company may settle a lawsuit in situations where a settlement can be obtained for nuisance value and for an amount that is expected to be less than the cost of defending a lawsuit. The number of product liability lawsuits dismissed includes a small number of police officer training injury lawsuits that were settled and dismissed in cases where the settlement economics to TASER International were significantly less then the cost of litigation. One of the training injury lawsuits brought by a law enforcement officer was settled in June 2007 for an amount in excess of nuisance value by our insurance company. Our insurance coverage at that time did not cover our costs of defense if we won at trial. However, our insurance coverage at that time provided for a pro-rata reimbursement of our costs of defense if the lawsuit was settled. Upon final settlement of this case, the Company was paid $241,000 by our insurance company as reimbursement of the Company’s costs of defense. Due to the confidentiality of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not identify or comment on which specific lawsuits have been settled or the amount of any settlement.
d. Employment Agreements
     The Company has employment agreements with its Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice President of Research and Development, Vice President Operations (hired in February 2008) and Vice President and General Counsel. The Company may terminate the agreements with or without cause. Should the Company terminate the agreements without cause, or upon a change of control of the Company or death of the employee, the employees are entitled to additional compensation. Under these circumstances, these officers and employees may receive the amounts remaining under their contracts upon termination, which would total $1,132,000 in the aggregate at December 31, 2007.
8. Income Taxes
Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2007	2006
Deferred income tax assets
Net operating loss carryforward	$13,805,961	$21,677,987
Reserves and accruals	1,703,061	4,906,310
Non-employee stock option expense	313,474	311,363
Non-qualified stock option expense	214,003	99,315
Capitalized R&D	2,790,909	1,405,798
Charitable contributions	466,346	326,961
Alternative minimum tax carryforward	752,247	276,212
R&D tax credits	3,141,781	—

Deferred income tax assets	23,187,782	29,003,946

Deferred income tax liabilities
Depreciation	(539,806)	(537,237)
Amortization	(65,547)	(52,497)

Deferred income tax liabilities	(605,353)	(589,734)

Net deferred income tax assets before valuation allowance	22,582,429	28,414,212
Less: Valuation allowance	(250,000)	(250,000)

Net deferred income tax assets	$22,332,429	$28,164,212

Reported as:
Current deferred tax assets	$15,608,325	$12,295,493
Long-term deferred tax assets	6,724,104	15,868,719

	$22,332,429	$28,164,212

NOTES TO FINANCIAL STATEMENTS — (Continued)
     During the year ended December 31, 2007, the Company utilized approximately $20.5 million of its net operating loss carry forwards (“NOL’s”) for federal income tax purposes resulting in approximately $35.9 million of NOL’s remaining at December 31, 2007. The Company’s federal NOL carryforward expires in 2024. The Company’s state NOL expires at various dates beginning in 2009 through 2024.
          In preparing the Company’s financial statements, management has assessed the likelihood that its deferred income tax assets will be realized from future taxable income. In evaluating the ability to recover its deferred income tax assets, management considers all available evidence, positive and negative; including the Company’s operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred income tax assets will not be realized. Management exercises significant judgment in determining the Company’s provisions for income taxes, its deferred income tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred income tax assets. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As a result of the shareholder litigation settlement expense recorded in the second quarter of 2006, management has recorded an additional valuation allowance of $250,000 against its deferred income tax assets for Arizona NOL’s. Management believes that, other than as previously described, as of December 31, 2007, based on an evaluation and projections of future sales and profitability, no other valuation allowance was deemed necessary as management concluded that it is more likely than not that the Company’s net deferred income tax assets will be realized. However, the deferred tax asset could be reduced in the near-term if estimates of future taxable income during the carryforward period are reduced.
     Significant components of the provision (benefit) for income taxes are as follows:

	For the Year Ended December 31,
	2007	2006	2005
Current
Federal	$518,682	$235,863	$1,985,212
State	49,226	36,161	189,201

Total Current	567,908	272,024	2,174,413

Deferred
Federal	7,114,736	(1,292,900)	(523,441)
State	(182,880)	124,976	(2,062)

Total Deferred	6,931,856	(1,167,924)	(525,503)

Provision (benefit) for Income Taxes	$7,499,764	$(895,900)	$1,648,910

     A reconciliation of the Company’s effective income tax rate to the federal statutory rate follows:

	For the Year Ended December 31,
	2007	2006	2005
Federal statutory rate	35.0%	(35.0)%	35.0%
State tax, net of federal benefit	3.6%	(3.4)%	3.4%
Other permanent differences	3.6%	13.9%	19.5%

Research and development tax credits	(8.9)%	0.0%	0.0%
Change in valuation allowance	0.0%	5.0%	0.0%
Other	0.0%	1.5%	3.0%

Effective income tax rate	33.3%	(18.0)%	60.9%

NOTES TO FINANCIAL STATEMENTS — (Continued)
     In 2007, the Company completed a research and development tax credit study which identified $3.1 million in tax credits for Federal and Arizona income tax purposes related to the 2003 through 2007 tax years As a result, the Company recognized $2.0 million in 2007 as a reduction in income tax expense. The Company made the determination that it was not more likely than not that the full benefit of the research and development tax credit would be sustained on examination and recorded a liability for unrecognized tax benefits of $1,100,073 as of December 31, 2007. As of December 31, 2007, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease within the next 12 months. Should the unrecognized tax benefit of $1.1 million be recognized, the effective tax rate would be favorably impacted.
     The following presents a rollforward of our liability for unrecognized tax benefits as of December 31, 2007:

Unrecognized Tax
Benefits
Balance at January 1, 2007 upon adoption	$—
Increase in prior year tax positions	940,128
Increase in current year tax positions	159,945
Decrease related to settlements with taxing authorities	—
Decrease related to lapse in statute of limitations	—

Balance at December 31, 2007	$1,100,073

     An examination by the United States Internal Revenue Service (the “IRS”) for 2004 was concluded in the third quarter of 2007 with no significant adjustment required by the IRS. Federal income tax returns for 2004 through 2006 remain open to examination by the IRS, while state and local income tax returns for 2002 through 2006 also remain open to examination.
     As part of the examination by the IRS for the Company’s 2004 fiscal year, the IRS notified the Company that it intended to propose an assessment for failure to timely deposit employment taxes with respect to stock option exercises. Although management believed that it had meritorious defenses against a proposed assessment, the matter was settled for $116,000 in October 2007 which was recorded in sales, general and administrative expense for the year ended December 31, 2007.
9. Line of Credit
          The Company entered into a line of credit agreement on July 13, 2004. The agreement has a total availability of $10 million. The line is secured primarily by the Company’s accounts receivable and inventory and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The availability under this line is computed on a monthly borrowing base, which is based on the Company’s eligible accounts receivable and inventory. The line of credit matures on June 30, 2008 and requires monthly payments of interest only. At December 31, 2007, the available borrowing under the existing line of credit was $10.0 million, and there was no amount outstanding under the line of credit. There were no borrowings under the line during the year ended December 31, 2006.
          The Company’s agreement with the bank requires the Company to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage. At December 31, 2007, the Company was in compliance with all the covenants.

NOTES TO FINANCIAL STATEMENTS — (Continued)
10. Stockholders’ Equity
a. Common Stock and Preferred Stock
          Concurrent with its re-incorporation in Delaware in February 2001, the Company adopted a certificate of incorporation and authorized the issuance of two classes of stock designated as “common stock” and “preferred stock,” each having a par value of $0.00001 per share. The number of shares the Company is authorized to issue is 200 million shares of common stock and 25 million shares of preferred stock.
b. Stock Repurchase

       In August 2006, TASER’s Board of Directors authorized a stock repurchase program to acquire up to $10 million of the Company’s outstanding common stock. During the third quarter of 2006, the Company repurchased 300,000 shares at a weighted average cost of $7.36 per share and a total cost of approximately $2.2 million. At December 31, 2007, approximately $7.8 million remained available for repurchases under such program.
c. Stock Option Plans
          The Company has historically issued stock options to various equity owners and key employees as a means of attracting and retaining quality personnel. The option holders have the right to purchase a stated number of shares at the market value on the grant date. The options issued under the Company’s 1999 Stock Option Plan (the “1999 Plan”) generally vest over a three-year period and have a contractual maturity of ten years. The options issued under the Company’s 2001 Stock Option Plan (the “2001 Plan”) generally vest over a three-year period and have a contractual maturity of ten years. The options issued under the Company’s 2004 Stock Option Plan (the “2004 Plan”) generally vest over a three-year period and have a contractual maturity of ten years, however the majority of options issued under this plan within fiscal 2005 had vesting terms of one year. The shares issuable under each of the plans were registered on Form S-8 with the United States Securities and Exchange Commission. The total number of shares registered under these plans were 9,952,500 under the 1999 Plan, 6,600,000 under the 2001 Plan, and 6,800,000 under the 2004 Plan. These plans provide for officers, key employees and consultants to receive nontransferable stock options to purchase an aggregate of 23,352,500 shares of the Company’s common stock. As of December 31, 2007, 4,900,947 options remain available for future grants.

     A summary of the Company’s stock options at December 31, 2007, 2006 and 2005 and for the years then ended is presented in the table below:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Options outstanding, beginning of year	5,902,182	$5.13	6,161,933	$4.92	5,644,518	$3.19
Granted	533,404	$10.42	192,038	$8.66	1,550,297	$9.00
Exercised	(1,107,574)	$2.84	(301,320)	$2.48	(946,498)	$0.99
Expired/terminated	(93,940)	$10.52	(150,469)	$6.29	(86,384)	$6.78

Options outstanding, end of year	5,234,072	$6.06	5,902,182	$5.13	6,161,933	$4.92

Exercisable at end of year	4,683,066	$5.58	5,608,322	$4.88	5,538,047	$4.87

Options available for grant at end of year	4,900,947		5,340,411		5,381,980

Weighted average fair value of options granted during the year		$5.22		$4.49		$4.71

NOTES TO FINANCIAL STATEMENTS — (Continued)
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2007:

	Options Outstanding			Options Exercisable
			Weighted
			Average
		Weighted	Remaining		Weighted
	Number	Average	Contractual	Number	Average
Range of Exercise Price	Outstanding	Exercise Price	Life Life	Exercisable	Exercise Price

$0.28 - $0.99	1,109,052	$0.36	4.9	1,109,052	$0.36
$1.03 - $2.41	1,023,602	$1.55	4.6	1,023,602	$1.55
$5.89 - $9.65	2,158,653	$8.05	6.2	2,026,773	$8.05
$10.10 - $19.76	880,565	$12.31	8.2	461,439	$13.77
$20.12 - $29.98	62,200	$23.90	6.5	62,200	$23.90

$0.28 - $29.98	5,234,072	$6.06	6.0	4,683,066	$5.58

     The total fair value of options exercisable was approximately $13.6 million, $14.1 million and $13.1 million at December 31, 2007, 2006 and 2005, respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2007 was $44.9 million and $42.5 million, respectively. The aggregate intrinsic value of unvested options at December 31, 2007 was $2.4 million. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $14.39 as of December 31, 2007, and the exercise price of the option multiplied by the number of options outstanding. Total intrinsic value of options exercised was $9.7 million, $1.9 million and $7.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2.8 million, which is expected to be recognized over a weighted average period of approximately 15 months.
     At December 31, 2007, the Company had 551,006 unvested options outstanding with a weighted average exercise price of $10.07 per share, weighted average fair value of $5.13 per share and weighted average remaining contractual life of 9.2 years. Of the unvested options outstanding at December 31, 2007, the Company expects that 539,545 options will ultimately vest based on its historical experience.
11. Related Party Transactions
Aircraft charter
     The Company reimburses Thomas P. Smith, Chairman of the Company’s Board of Directors and Patrick W. Smith, Chief Executive Officer, for business use of their personal aircraft. For the years ended December 31, 2007 and 2006, the Company incurred expenses of approximately $394,000 and $487,000, respectively, to Thomas P. Smith. For the year ended December 31, 2007, the Company incurred expenses of approximately $54,000 to Patrick W. Smith. No amounts were reimbursed to Patrick W. Smith for the year ended December 31, 2006. At December 31, 2007 and 2006, the Company had outstanding payables of approximately $27,000 and $36,000, respectively, to Thomas P. Smith. At December 31, 2007 and 2006, the Company had no outstanding payables due to Patrick W. Smith. Management believes that the rates charged by Thomas P. Smith and Patrick W. Smith are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
     Prior to 2006, the Company chartered an aircraft for business travel from Four Futures Corporation (“Four Futures”), which is wholly-owned by Thomas P. Smith, and his family. For the year ended December 31, 2005, the Company incurred expenses of approximately $434,000 to Thomas P. Smith and Four Futures. Any personal use of the aircraft by Mr. Smith prior to 2006 was billed to Four Futures for reimbursement. Management believes that the rates charged by Four Futures were equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
     Prior to 2006, the Company also chartered an aircraft for business travel from Thundervolt, LLC (“Thundervolt”), which is wholly owned by Patrick W. Smith, and his family. During January 2006, the Company ceased the charter of this aircraft. For the year ended December 31, 2005, the Company incurred charter expenses of approximately $419,000 to Thundervolt. Any personal use of the aircraft by Patrick W. Smith and family was billed to Thundervolt, or directly to the individual, for reimbursement. For the year ended December 31, 2005, the Company billed approximately $470,000 to Thundervolt, Patrick W. Smith and family for personal use of the aircraft. Management believes that the rates charged by Thundervolt were equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.

NOTES TO FINANCIAL STATEMENTS — (Continued)
     During the first quarter of 2007, Thomas P. Smith chartered an aircraft from Thundervolt, LLC, which is 50% owned by Patrick W. Smith, Chief Executive Officer of the Company, for the purposes of business related travel. For the year ended December 31, 2007, the Company incurred expenses of $30,000 to reimburse Thomas P. Smith for such travel. Management believes that the rates charged by Thundervolt, LLC to Mr. Thomas P. Smith were equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
     In the first quarter of 2007, the Company entered into a charter agreement for future use of an aircraft for business travel from Thundervolt, LLC, should the need arise. For the year ended December 31, 2007, the Company did not incur any direct charter expenses from Thundervolt, LLC. Management believes that the rates charged by Thundervolt, LLC are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
     Management performed a review of the above relationships with Thundervolt, LLC, in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R). Neither of the relationships were determined to meet the definition of a variable interest entity (VIE) as defined by FIN 46R as Thundervolt, LLC is adequately capitalized, their owners possess all of the essential characteristics of a controlling financial interest, and the Company does not have any voting rights in the entity. Therefore, the entity is not required to be consolidated into the Company’s results.
TASER Foundation
     In November 2004, the Company established the TASER Foundation. The TASER Foundation is an Internal Revenue Code Section 501(c)(3) non-profit corporation and has been granted tax exempt status by the IRS. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Daniel M. Behrendt, an officer of the Company, serves on the Board of Directors of the TASER Foundation. Patrick W. Smith and Thomas P. Smith resigned from the Board of Directors of the TASER Foundation in January 2006. Over half of the initial $1 million endowment was contributed directly by the Company’s employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the years ended December 31, 2007, 2006 and 2005, the Company incurred approximately $179,000, $228,000 and $119,000, respectively, in such administrative costs. For the years ended December 31, 2007, 2006 and 2005, the Company contributed $300,000, $275,000 and $325,000, respectively, to the TASER Foundation. At December 31, 2007 the Company had an outstanding payable to the Foundation of $3,000.
Consulting services
     Beginning in August 2005, the Company agreed to engage Mark Kroll, a member of the Board of Directors, to provide consultancy services. The expenses related to these services for the years ended December 31, 2007, 2006 and 2005 were approximately $227,000, $197,000 and $42,000, respectively. At December 31, 2007 and 2006, the Company had accrued liabilities of approximately $20,000 and $24,000, respectively, related to these services.
12. Employee Benefit Plan
     In January 2006, the Company established a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $15,500. The Company matches 50% of the first 6% of eligible compensation contributed to the Plan by each participant. The Company’s matching contributions cliff vest at 20% per annum and are fully vested after five years of service, at age 59 1/2 regardless of service, upon the death or permanent disability of the employee, or upon termination of the Plan. The Company’s matching contributions to the Plan for the year ended December 31, 2007 and 2006 were approximately $250,000 and $201,000. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.

NOTES TO FINANCIAL STATEMENTS — (Continued)
13. Selected Quarterly Financial Data (unaudited)
     Selected quarterly financial data for years ended December 31, 2007 and 2006 follows (in thousands except for per share data):

	Quarter Ended
	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007		Dec. 31, 2007
Net sales	$15,301,815	$25,863,376	$28,533,419		$31,028,581
Gross margin	$8,889,029	$15,531,259	$16,006,772		$17,182,708
Net income (loss)	$494,554	$3,699,208	$6,154,038	a)	$4,678,676
Basic net income (loss) per share	$0.01	$0.06	$0.10		$0.07
Diluted net income (loss) per share	$0.01	$0.06	$0.09		$0.07

	Quarter Ended
	Mar. 31, 2006	Jun. 30, 2006		Sep. 30, 2006	Dec. 31, 2006
Net sales	$13,893,563	$16,225,197		$18,311,543	$19,287,548
Gross margin	$8,954,694	$10,390,623		$11,631,980	$12,201,764
Net income	$805,979	$(9,606,584	) b)	$2,395,898	$2,317,028
Basic net income per share	$0.01	$(0.15)		$0.04	$0.04
Diluted net income per share	$0.01	$(0.15)		$0.04	$0.04

a)	In September 2007, the Company completed a research and development tax credit study which identified $3.1 million in tax credits for Federal and Arizona income tax purposes related to the 2003 through 2006 tax years. The Company recognized $1.8 million in the third quarter of 2007 as a reduction in income tax expense.

b)	In 2006 the Company reached an agreement to settle its securities class action and shareholder derivative lawsuits. The total litigation settlement expenses reflected in the income statement for the quarter ended June 30, 2006 were $17.65 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
TASER International, Inc.
We have audited the accompanying balance sheets of TASER International, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TASER International, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the financial statements, the Company changed its classification of investments for the year ended December 31, 2007.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II — Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), TASER International Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2008, expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Phoenix, Arizona
February 29, 2008

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Attached as exhibits to this Form 10-K are certifications of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. The report of Grant Thornton LLP, our independent registered public accounting firm, regarding its audit of the Company’s internal control over financial reporting and of management’s assessment of internal control over financial reporting is included herein. This section should be read in conjunction with the certifications and the Grant Thornton report for a more complete understanding of the topics presented.
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
     Management assessed our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our Internal Audit organization.
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
     Our independent registered public accounting firm, Grant Thornton LLP, who also audited our financial statements, assessed the effectiveness of our internal control over financial reporting. Grant Thornton LLP has issued their attestation report, which is included herein.

Changes in internal control over financial reporting
     During the three months ended December 31, 2007, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
TASER International, Inc.
We have audited TASER International, Inc,’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TASER International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “management report on internal control over financial reporting” in Item 9A, Controls and Procedures. Our responsibility is to express an opinion on TASER International Inc.’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, TASER International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and related statements of operations, stockholders’ equity and cash flows and our report dated February 29, 2008, expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Phoenix, Arizona
February 29, 2008
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information concerning the identification and business experience of directors and identification of our audit committee financial expert is incorporated herein by reference to the information to be set forth in our definitive proxy statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2007.
The information concerning the identification and business experience of our executive officers is incorporated herein by reference to the information to be set forth in our Proxy Statement under the heading “Executive Officers.”
The information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information to be set forth in our Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance.”
The information concerning the Company’s code of ethics is incorporated herein by reference to the information to be set forth in our Proxy Statement under the heading “Code of Ethics.”
Item 11. Executive Compensation
The information concerning executive compensation is incorporated herein by reference to the information to be set forth in our Proxy Statement under the heading “Executive Compensation.”
The information concerning compensation of directors is incorporated herein by reference to the information to be set forth in our Proxy Statement under the heading “Compensation of Directors.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the information to be set forth in our Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information
The following table provides details of our equity compensation plans at December 31, 2007:

		Number of
	Number of	Securities
	Securities	to be Issued upon		Number of
	Authorized for	Exercise of	Weighted Average	Securities
	Issuance	Outstanding	Exercise Price of	Remaining
	Under the	Options,	Outstanding	Available for
Plan Category	Plan	Warrants or Rights	Options	Future Issuance
Equity compensation plans approved by security holders	23,352,500	5,234,072	$6.06	4,900,947
Equity compensation plans not approved by security holders	0	0	$—	0

Total	23,352,500	5,234,072	$6.06	4,900,947

Refer to note 10(c) to the financial statements in Part II, Item 8 of this annual report for more information on the Company’s equity compensation plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information concerning certain relationships and related transactions is incorporated herein by reference to the information to be set forth in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions.”
Item 14. Principal Accountant Fees and Services
     The information covering principal accountant fees and services required by this item is incorporated by reference to the information to be set forth in our Proxy Statement under the heading “Independent Public Accountants.”
     The information concerning pre-approval policies for audit and non-audit services required by this item is incorporated by reference to the information to be set forth in our Proxy Statement, under the heading “Audit Committee Pre-Approval and Permissible Non-Audit Services of Independent Public Accountants.”
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:

1.	Financial Statements:

All financial statements as set forth under Item 8 of this report.

2.	Supplementary Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts
Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.
3.	Exhibits:

Exhibit
Number	Description

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

3.3	Certificate of Amendment to Certificate of Incorporation dated September 1, 2004 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB, filed March 31, 2005)

4.1	Reference is made to pages 1 — 4 of Exhibit 3.1 and pages 1 — 5 and 12 — 14 of Exhibit 3.2

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

10.1*	Executive Employment Agreement with Patrick W. Smith, dated July 1, 1998 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.2*	Executive Employment Agreement with Thomas P. Smith, dated November 15, 2000 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.3*	Executive Employment Agreement with Kathleen C. Hanrahan, dated November 15, 2000 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.4*	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.5*	Form of Indemnification Agreement between the Company and its officers (incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.6*	1999 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

10.7*	2001 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

10.8	Form of Sales Representative Agreement with respect to services by and between the Company and Sales Representatives (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 15, 2002)

10.9*	Executive Employment Agreement with Douglas E. Klint, dated December 15, 2002 (incorporated by referenced to Exhibit 10.14 to the Annual Report on Form 10-KSB, filed March 18, 2002)

10.10	Credit Agreement dated June 22, 2004, between the Company and Bank One (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB, filed March 31, 2005)

10.11*	Executive Employment Agreement with Daniel Behrendt, dated April 28, 2004 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB, filed March 31, 2005)

10.12*	2004 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 31, 2005)

10.13*	2004 Outside Director Stock Option Plan, as amended. (incorporated by reference to exhibit 10.16 to the Annual Report on Form 10-KSB, filed on March 31, 2005)

10.14	Amendment to Credit Agreement dated as of October 31, 2006 between the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.17 to Form 8-K, filed November 1, 2006)

10.15	Agreement with Automation Tooling Systems Inc. for purchase of equipment (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q, filed August 9, 2007)

10.16*	Executive Employment Agreement with Steven Mercier, dated February 11, 2008

14.1	Code of Business Conduct and Ethics, as adopted by the Company’s Board of Directors (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB, filed March 31, 2005)

23.1	Consent of Grant Thornton, LLP, independent registered public accounting firm

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
TASER INTERNATIONAL, INC.
Date: February 29, 2008

	By:	/s/ PATRICK W. SMITH Patrick W. Smith
Chief Executive Officer

Date: February 29, 2008

	By:	/s/ DANIEL M. BEHRENDT Daniel M. Behrendt
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ PATRICK W. SMITH	Director	February 29, 2008
Patrick W. Smith

/s/ THOMAS P. SMITH	Director	February 29, 2008
Thomas P. Smith

/s/ MATTHEW R. MCBRADY	Director	February 29, 2008
Matthew R. McBrady

/s/ BRUCE R. CULVER	Director	February 29, 2008
Bruce R. Culver

/s/ JUDY MARTZ*	Director	February 29, 2008
Judy Martz

/s/ MARK W. KROLL*	Director	February 29, 2008
Mark W. Kroll

/s/ MICHAEL GARNREITER	Director	February 29, 2008
Michael Garnreiter

/s/ JOHN S. CALDWELL*	Director	February 29, 2008
John S. Caldwell

/s/ RICHARD H. CARMONA	Director	February 29, 2008
Richard H. Carmona

*By:	/s/ PATRICK W. SMITH Patrick W. Smith, Attorney in Fact

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to		Balance at
	beginning of	costs and	other		end of
Description	period	expenses	accounts	Deductions	period
Allowance for doubtful accounts

Year ended December 31, 2007	$110,052	$80,835	$—	$(910)	$189,977

Year ended December 31, 2006	$110,882	$—	$—	$(830)	$110,052

Year ended December 31, 2005	$120,000	$26,620	$—	$(35,738)	$110,882

Allowance for excess and obsolete inventory

Year ended December 31, 2007	$223,201	$206,335	$—	$(108,981)	$320,555

Year ended December 31, 2006	$260,750	$85,329	$—	$(122,878)	$223,201

Year ended December 31, 2005	$144,128	$117,000	$—	$(378)	$260,750

Exhibit
Number	Description

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

3.3	Certificate of Amendment to Certificate of Incorporation dated September 1, 2004 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB, filed March 31, 2005)

4.1	Reference is made to pages 1 — 4 of Exhibit 3.1 and pages 1 — 5 and 12 — 14 of Exhibit 3.2

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

10.1*	Executive Employment Agreement with Patrick W. Smith, dated July 1, 1998 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.2*	Executive Employment Agreement with Thomas P. Smith, dated November 15, 2000 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.3*	Executive Employment Agreement with Kathleen C. Hanrahan, dated November 15, 2000 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.4*	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.5*	Form of Indemnification Agreement between the Company and its officers (incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.6*	1999 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

10.7*	2001 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

10.8	Form of Sales Representative Agreement with respect to services by and between the Company and Sales Representatives (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 15, 2002)

10.9*	Executive Employment Agreement with Douglas E. Klint, dated December 15, 2002 (incorporated by referenced to Exhibit 10.14 to the Annual Report on Form 10-KSB, filed March 18, 2002)

10.10	Credit Agreement dated June 22, 2004, between the Company and Bank One (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB, filed March 31, 2005)

10.11*	Executive Employment Agreement with Daniel Behrendt, dated April 28, 2004 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB, filed March 31, 2005)

10.12*	2004 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 31, 2005)

10.13*	2004 Outside Director Stock Option Plan, as amended. (incorporated by reference to exhibit 10.16 to the Annual Report on Form 10-KSB, filed on March 31, 2005)

10.14	Amendment to Credit Agreement dated as of October 31, 2006 between the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.17 to Form 8-K, filed November 1, 2006)

10.15	Agreement with Automation Tooling Systems Inc. for purchase of equipment (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q, filed August 9, 2007)

10.16*	Executive Employment Agreement with Steven Mercier, dated February 11, 2008

14.1	Code of Business Conduct and Ethics, as adopted by the Company’s Board of Directors (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB, filed March 31, 2005)

23.1	Consent of Grant Thornton, LLP, independent registered public accounting firm

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002