Form 10-Q
period 2008-03-31
TASER INTERNATIONAL INC
filed 2008-05-12
CIK 1069183

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐     No     ☑
There were 62,580,530 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of May 7, 2008.

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TASER INTERNATIONAL, INC.
BALANCE SHEETS
(UNAUDITED)

	March 31, 2008	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$47,717,920	$42,801,461
Short-term investments	2,500,301	8,499,978
Accounts receivable, net of allowance of $190,000 at March 31, 2008 and December 31, 2007, respectively	9,243,876	11,691,553
Inventory	17,961,874	13,506,804
Prepaids and other assets	2,551,175	4,318,661
Deferred income tax assets, net	15,620,492	15,608,325

Total current assets	95,595,638	96,426,782
Long-term investments	9,005,785	9,006,493
Property and equipment, net	24,666,048	23,599,680
Deferred income tax assets, net	5,929,631	6,724,104
Intangible assets, net	2,025,081	1,925,139
Other long-term assets	80,759	81,203

Total assets	$137,302,942	$137,763,401

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$—	$19,257
Accounts payable and accrued liabilities	7,659,349	10,088,139
Current deferred revenue	1,836,668	1,694,644
Deferred insurance settlement proceeds	400,043	404,848
Customer deposits	253,926	266,728

Total current liabilities	10,149,986	12,473,616
Capital lease obligations, net of current portion	—	11,695
Deferred revenue, net of current portion	3,661,264	3,541,267
Liability for unrecorded tax benefits	1,146,658	1,100,073

Total liabilities	14,957,908	17,126,651

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized; 0 shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.00001 par value per share; 200 million shares authorized; 63,430,530 and 63,263,903 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	637	635
Additional paid-in capital	87,403,076	86,911,381
Treasury stock, 300,000 shares at March 31, 2008 and December 31, 2007.	(2,208,957)	(2,208,957)
Retained earnings	37,150,278	35,933,691

Total stockholders’ equity	122,345,034	120,636,750

Total liabilities and stockholders’ equity	$137,302,942	$137,763,401

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Net Sales	$22,486,504	$15,301,815

Cost of products sold:
Direct manufacturing expense	7,571,497	4,608,569
Indirect manufacturing expense	2,151,689	1,804,217

Total cost of products sold	9,723,186	6,412,786

Gross margin	12,763,318	8,889,029

Sales, general and administrative expenses	9,160,589	7,581,908
Research and development expenses	2,111,648	970,786

Income from operations	1,491,081	336,335

Interest and other income, net	501,364	506,369

Income before provision for income taxes	1,992,445	842,704
Provision for income taxes	775,858	348,150

Net income	$1,216,587	$494,554

Income per common and common equivalent shares
Basic	$0.02	$0.01
Diluted	$0.02	0.01

Weighted average number of common and common equivalent shares outstanding
Basic	63,328,336	62,010,198
Diluted	65,784,447	64,692,636
The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Cash Flows from Operating Activities:
Net income	$1,216,587	$494,554
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	656,879	569,324
Loss on disposal of fixed assets	60,435	—
Provision for excess and obsolete inventory	8,887	15,809
Provision for warranty	430,143	233,827
Stock-based compensation expense	320,468	262,163
Deferred insurance settlement proceeds recognized	(4,805)	(32,928)
Provision for deferred income taxes	828,891	517,882
Change in assets and liabilities:
Accounts receivable	2,447,677	2,574,527
Inventory	(4,463,957)	(1,069,768)
Prepaids and other assets	1,767,930	(84,297)
Accounts payable and accrued liabilities	(2,858,933)	(1,166,542)
Deferred revenue	262,021	165,164
Accrued securities settlement	—	(8,000,000)
Customer deposits	(12,802)	37,161

Net cash provided by (used for) operating activities	659,421	(5,483,124)

Cash Flows from Investing Activities:
Purchases of investments	(26,435,279)	(36,357,897)
Proceeds from maturity of investments	32,435,664	39,909,655
Purchases of property and equipment	(1,778,076)	(1,057,472)
Purchases of intangible assets	(136,500)	(180,238)

Net cash provided by investing activities	4,085,809	2,314,048

Cash Flows from Financing Activities:
Payments under capital leases	—	(11,100)
Proceeds from options exercised	171,229	479,970

Net cash provided by financing activities	171,229	468,870

Net increase (decrease) in Cash and Cash Equivalents	4,916,459	(2,700,206)
Cash and Cash Equivalents, beginning of period	42,801,461	18,773,685

Cash and Cash Equivalents, end of period	$47,717,920	$16,073,479

Supplemental Disclosure:
Cash paid for interest	$—	$1,500
Cash paid for income taxes — net	$139,288	$281,000
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
a. Basis of presentation
     The accompanying unaudited financial statements of TASER International, Inc. include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of March 31, 2008 and 2007 and for the periods then ended. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited financial statements in accordance with applicable rules.
     The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year (or any other period) and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed on February 29, 2008.
b. Segment information and major customers
     Management has determined that its operations are comprised of one reportable segment. For the three months ended March 31, 2008 and 2007, sales by geographic area were as follows:

	Three Months Ended March 31,
	2008	2007
United States	87%	88%
Other Countries	13%	12%

Total	100%	100%

     Sales to customers outside of the United States are denominated in U.S. dollars and are attributed to each country based on the billing address of the distributor or customer. To date no individual country outside the U.S. has represented a material amount of total net revenue. Substantially all assets of the Company are located in the United States.
     In the three months ended March 31, 2008 one distributor represented approximately 17% of total net sales. There were no customers exceeding 10% of total net sales in the first three months of 2007.
c. Stock-Based compensation
     The Company applies the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2008 and 2007 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     Total stock-based compensation expense recognized in the income statement for the three months ended March 31, 2008 was $320,000 before income taxes, $282,000 of which was related to Incentive Stock Options (“ISOs”) for which no tax benefit is recognized. Total stock-based compensation expense recognized in the income statement for the three months ended March 31, 2007 was $262,000 before income taxes, $233,000 of which was related to ISOs for which no tax benefit is recognized. During the three months ended March 31, 2008 and 2007, the Company did not tax effect the stock based compensation expense for tax purposes related to the exercise of stock options as a result of SFAS No. 123(R). The tax benefit will be recorded when the Company realizes the benefit in cash or with an offset to our taxes payable in future periods. The total unrecognized tax benefit related to the non-qualified disposition of stock options in the three months ended March 31, 2008 and 2007 was approximately $21,000 and $11,000, respectively.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
c. Stock-Based compensation
     SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (“BSM”) option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the three month periods ended March 31, 2008 and 2007 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
Expected life of options	4.0 years	4.0 years
Weighted average volatility	70.5%	60.2%
Weighted average risk-free interest rate	2.34%	4.54%
Dividend rate	0.0%	0.0%
Weighted average fair value of options granted	$5.88	$3.93
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

	For the Three Months Ended March 31,
	2008	2007
Numerator for basic and diluted earnings per share
Net income	$1,216,587	$494,554

Denominator for basic earnings per share — weighted average shares outstanding	63,328,336	62,010,198
Dilutive effect of shares issuable under stock options outstanding	2,456,111	2,682,438

Denominator for diluted earnings per share — adjusted weighted average shares outstanding	65,784,447	64,692,636

Net income per common share
Basic	$0.02	$0.01
Diluted	$0.02	$0.01
     Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method. For the three months ended March 31, 2008 and 2007, the effects of 421,498 and 1,766,179 stock options, respectively, were excluded from the calculation of diluted net income per share as their effect would have been antidilutive and increased the net income per share.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
e. Warranty Costs
     The Company warrants its X26 products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective unit for a fee. The C2 product is warranted for a period of 90 days after purchase. The Company also sells extended warranties for periods of up to four years after the expiration of the limited one year warranty. Management tracks historical data related to returns and warranty costs on a quarterly basis, and estimates future warranty claims by applying an estimated weighted average rolling four quarter return rate to the product sales for the period. In the fourth quarter of 2007, management made a revision to the basis of calculating the four quarter return rate as the result of being able to more accurately capture data relating to the number of units replaced under standard warranty versus extended warranty terms. In addition, given the trend of sales growth experienced in 2007 particularly in the second half of the year, the estimated four quarter return rate is weighted to account for the higher return rate experienced in those periods. If management becomes aware of a component failure that could result in larger than anticipated returns from its customers, the reserve would be increased. After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the TASER X26 for a prorated discounted price depending on when the product was placed into service and replace the ADVANCED TASER device for a fee of $75. These fees are intended to cover the handling and repair costs and include a profit. The following table summarizes the changes in the estimated product warranty liabilities for the three months ended March 31, 2008 and 2007:

	March 31, 2008	March 31, 2007
Balance at Beginning of Period	$919,254	$713,135
Utilization of Accrual	(291,119)	(159,596)
Warranty Expense	430,143	233,827

Balance at End of the Period	$1,058,278	$787,366

f. Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised) (“SFAS 141(R)”), Business Combinations. The standard changes the accounting for business combinations by requiring that an acquiring entity measure and recognize identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Management does not expect the adoption of SFAS 141(R) will have an impact on the Company’s financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions, if any, the Company consummates after the effective date.
     In December 2007, the EITF reached a consensus on EITF issue No. 07-1 “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 establishes the accounting and disclosure requirements for participants in collaborative arrangements conducted without the creation of a separate legal entity. EITF 07-1 will be effective for annual periods beginning after December 15, 2007. The adoption of EITF 07-1 did not have a material impact on the Company’s financial position.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. Management adopted SFAS No. 159 beginning in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”.) SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. Management adopted SFAS No. 157 beginning in the first quarter of fiscal 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position.
g. Reclassifications
     Certain reclassifications have been made to 2007 financial information to conform with 2008 financial statement presentation.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
2. Cash, cash equivalents and investments
     Cash and cash equivalents include funds on hand and short-term investments with original maturities of three months or less. Short-term investments include securities generally having maturities of 90 days to one year. The Company reclassified $5,998,826 at December 31, 2007 from cash equivalents to short term investments based on maturity at date of acquisition. Long-term investments include securities having maturities of more than one year. The Company’s long-term investments are invested in federal agency mortgage-backed securities, and are classified as held to maturity. These investments are recorded at amortized cost. The Company intends to hold these securities until maturity.
     The following is a summary of cash, cash equivalents and held-to-maturity investments by type at March 31, 2008 and December 31, 2007:

	March 31, 2008				December 31, 2007
		Gross Unrealized	Gross Unrealized			Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Cash and money market funds	$34,228,995	$—	$—	$34,228,995	$29,687,138	$—	$—	$29,687,138
Commercial paper	5,988,925	—	(4,173)	5,984,752	13,114,323	—	(37,838)	13,076,485
Government sponsored entity securities	19,006,086	85,684	—	19,091,770	17,506,471	14,238	(12,022)	17,508,687

Total cash, cash equivalents and investments	$59,224,006	$85,684	$(4,173)	$59,305,517	$60,307,932	$14,238	$(49,860)	$60,272,310

	March 31,	December 31,
	2008	2007
Cash, money market, commercial paper and government sponsored entity securities reported as:
Cash	$34,228,995	$29,687,138
Cash equivalents	13,488,925	13,114,323

Total cash and cash equivalents	47,717,920	42,801,461

Short term investments	2,500,301	8,499,978
Long term investments	9,005,785	9,006,493

	$59,224,006	$60,307,932

The following table summarizes the contractual maturities of commercial paper and government sponsored entity securities, identified above as cash equivalents, short term and long term investments at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Less than 1 year	$15,989,226	$21,614,301
1-3 years	9,005,785	9,006,493

	$24,995,011	$30,620,794

     The following table provides information about held-to-maturity investments with gross unrealized losses and the length of time that individual investments have been in a continuous unrealized loss position at March 31, 2008:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial Paper	$5,984,752	$(4,173)	$—	$—	$5,984,752	$(4,173)

Total	$5,984,752	$(4,173)	$—	$—	$5,984,752	$(4,173)

     The unrealized losses on the Company’s investments in commercial paper are due to interest rate fluctuations. As these investments were originally purchased at a discount, are extremely short term in nature with terms no longer than 45 days, are expected to be redeemed at par value and because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2008.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
3. Inventory
     Inventory is stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials which approximates the first-in, first-out (FIFO) method and manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. Inventories as of March 31, 2008 and December 31, 2007 consist of the following:

	March 31, 2008	December 31, 2007
Raw materials and work-in-process	$10,694,884	$8,475,055
Finished goods	7,405,372	5,352,304
Reserve for excess and obsolete inventory	(138,382)	(320,555)

Total Inventory	$17,961,874	$13,506,804

4. Intangible assets
     Intangible assets consisted of the following at March 31, 2008 and December 31, 2007:

		March 31, 2008			December 31, 2007
		Gross			Gross
		Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
TASER.com domain name	5 Years	$60,000	$60,000	$—	$60,000	$60,000	$—
Issued patents	4 to 15 Years	490,604	126,233	364,371	402,058	115,863	286,195
Issued trademarks	9 to 11 Years	36,466	6,284	30,182	36,466	5,206	31,260
Non compete agreements	5 to 7 Years	150,000	58,929	91,071	150,000	52,143	97,857

		737,070	251,446	485,624	648,524	233,212	415,312

Unamortized intangible assets:
TASER Trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		639,457		639,457	609,827		609,827

		1,539,457		1,539,457	1,509,827		1,509,827

Total intangible assets		$2,276,527	$251,446	$2,025,081	$2,158,351	$233,212	$1,925,139

     Amortization expense for the three months ended March 31, 2008 and 2007 was $18,000 and $14,000, respectively. Estimated amortization expense of intangible assets for the remaining nine months of 2008, the next five years ended December 31, and thereafter is as follows:

2008	$56,889
2009	63,836
2010	55,805
2011	48,094
2012	28,093
2013	28,093
Thereafter	204,814

$485,624

5. Accounts payable and accrued liabilities
     Accounts payable and accrued liabilities consisted of the following at March 31, 2008 and December 31, 2006:

	March 31, 2008	December 31, 2007
Accounts payable	$4,608,396	$7,304,112
Accrued salaries and benefits	877,098	1,046,534
Accrued expenses	1,115,577	818,239
Accrued warranty expense	1,058,278	919,254

Total	$7,659,349	$10,088,139

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
6. Income taxes
     The deferred income tax assets at March 31, 2008 are comprised primarily of a net operating loss carryforward, which resulted from the compensation expense the Company recorded for income tax purposes when employees exercised stock options in 2004. For the three months ended March 31, 2008, the Company did not recognize additional tax benefits related to stock options exercised. Additionally, capitalized research and development, research and development tax credits, warranty and inventory reserves, accrued vacation and other items have contributed to the deferred income tax assets.
     The Company’s total current and long term deferred tax asset balance at March 31, 2008 is $21.6 million. In preparing the Company’s interim financial statements, management has assessed the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating its ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As a result of the shareholder litigation settlement expense recorded in the second quarter of 2006, management has determined that it is more likely than not that its net operating loss carryforwards for the state of Arizona, which expire in 2009, will not be fully realized. Accordingly, the Company has a valuation allowance of $250,000 against its deferred tax assets as of March 31, 2008. Management believes that, other than as previously described, as of March 31, 2008 based on an evaluation and projections of future sales and profitability, no other valuation allowance was deemed necessary as management concluded that it is more likely than not that the Company’s net deferred tax assets will be realized. However, the deferred tax asset could be reduced in the near-term if estimates of future taxable income during the carryforward period are reduced.
     The FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which the Company adopted effective January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Under FIN 48, management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties. The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense.
     In 2007, the Company completed a research and development tax credit study which identified $3.1 million in tax credits for Federal and Arizona income tax purposes related to the 2003 through 2006 tax years and an estimate for the 2007 tax year. As a result, the Company recognized $2.0 million in 2007 as a reduction in income tax expense. The Company made the determination that it was not more likely than not that the full benefit of the research and development tax credit would be sustained on examination and recorded a liability for unrecognized tax benefits of $1,100,073 as of December 31, 2007. Additionally, management has estimated additional $125,000 of prorated tax credits are available for Arizona purposes for the first quarter of the 2008 tax year and accordingly increased the liability for unrecocgnized benefits to $1.147 million as of March 31, 2008. As of March 31, 2008, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease within the next 12 months. Should the unrecognized tax benefit of $1.1 million be recognized, the effective tax rate would be favorably impacted.
     The following presents a rollforward of our liability for unrecognized tax benefits as of March 31, 2008:

Unrecognized Tax
Benefits
Balance at January 1, 2008	$1,100,073
Increase in prior year tax positions	—
Increase in current year tax positions	46,585
Decrease related to settlements with taxing authorities	—
Decrease related to lapse in statute of limitations	—

Balance at March 31, 2008	$1,146,658

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
     The Company is currently under audit by the United States Internal Revenue Service for its 2006 fiscal year. The Company is unable to determine the outcome of the audit process at this time. There can be no assurance the outcome of this audit will not have an adverse effect on the Company’s future operating results.
7. Stockholders equity
Stock Award Activity
     At March 31, 2008, the Company had three stock-based compensation plans, which are described more fully in Note 10 to the financial statements included in the Company’s Annual Report on Form 10-K as filed on February 29, 2008.
     The following table summarizes the stock options available and outstanding as of March 31, 2008 as well as activity during the three months then ended:

		Outstanding Options
	Shares Available for		Weighted Average
	Grant	Number of options	Exercise Price
Balance at December 31, 2007	4,900,947	5,234,072	$6.06
Granted	(66,000)	66,000	$10.85
Exercised	—	(166,627)	$1.03
Expired/terminated	6,266	(6,266)	$16.74

Balance at March 31, 2008	4,841,213	5,127,179	$6.27

The options outstanding as of March 31, 2008 have been segregated into five ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
	Number	Average	Remaining	Number	Average
Range of Exercise Price	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price

$0.28 - $0.99	1,022,934	$0.36	4.8	1,022,934	$0.36
$1.03 - $2.41	947,609	$1.56	4.3	947,609	$1.56
$5.89 - $9.93	2,184,137	$8.07	6.1	2,037,856	$8.04
$10.10 - $19.76	910,299	$12.27	8.1	497,029	$13.48
$20.12 - $29.98	62,200	$23.90	6.3	62,200	$23.90

$0.28 - $29.98	5,127,179	$6.26	5.8	4,567,628	$5.78

     The total fair value of options exercisable at March 31, 2008 and 2007 was $13.7 million and $14.0 million, respectively. Aggregate intrinsic value of options outstanding and options exercisable was $19.6 million and $19.4 million, at March 31, 2008. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $9.40 per share, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $1.8 million and $519,000 for the three month periods ended March 31, 2008 and 2007, respectively.
     At March 31, 2008, the Company had 559,551 unvested options outstanding with a weighted average exercise price of $10.16 per share and weighted average remaining contractual life of 9.0 years. Of the unvested options outstanding, the Company expects that 536,050 options will ultimately vest based on its historical experience.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
     A summary of the status of the Company’s unvested options as of March 31, 2008 and changes during the three months ended March 31, 2008, is presented below:

		Weighted Average
Unvested options	Options	Grant Date Fair Value
Unvested at January 1, 2008	550,840	$5.13
Granted	66,000	$5.88
Vested	(57,289)	$5.22
Forfeited	—	$—

Unvested at March 31, 2008	559,551	$5.21

     As of March 31, 2008, total unrecognized stock-based compensation expense related to unvested stock options was approximately $2.7 million, which is expected to be recognized over a remaining weighted average period of approximately 15.3 months.
8. Line of credit
     The Company has a line of credit agreement with a bank which provides for a total availability of $10 million. The line is secured primarily by the Company’s accounts receivable and inventory and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime. The availability under this line is computed on a monthly borrowing base, which is based on the Company’s eligible accounts receivable and inventory. The line of credit matures on June 30, 2008 and requires monthly payments of interest only. At March 31, 2008 the available borrowing was $9.7 million and there was no amount outstanding under the line of credit. There have been no borrowings under the line of credit to date.
     The Company’s agreement with the bank requires the Company to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage ratios. At March 31, 2008, the Company was in compliance with all such covenants.
9. Commitments and Contingencies
Equipment purchase commitment
     On July 2, 2007, the Company entered into a contract with Automation Tooling Systems Inc. for the purchase of equipment at a cost of approximately $7.7 million. Subsequent to the initial order, the Company placed a change order to this agreement for additional equipment and modifications for a further $0.7 million. The equipment is expected to be delivered to and installed at the Company’s facility in 2008. Payments will be made in installments, with an initial $1.5 million deposit paid in 2007, installments of $1.8 million paid in the first quarter of 2008, and the balance of $5.1 million will be paid in 2008.
Legal proceedings
Product Liability Litigation
     The Company is currently named as a defendant in 37 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers or during training exercises. Companion cases arising from the same incident have been combined into one for reporting purposes. In addition, 69 other lawsuits have been dismissed and are not included in this number. Two of the lawsuits that have been dismissed or judgment entered in favor of TASER, are on appeal and a petition for review by the Arizona Supreme Court has been filed by the plaintiff in one lawsuit. With respect to each of these pending 37 lawsuits, the following table lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. This table also lists those cases that were dismissed during the most recent fiscal quarter. Cases that were dismissed in prior fiscal quarters are not included in this table. In each of the pending lawsuits, the plaintiff is seeking monetary damages from the Company. The defense of each of these lawsuits has been submitted to our insurance carriers that maintained insurance coverage during these applicable periods and we continue to maintain product liability insurance coverage with varying limits and deductibles. Our product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $500,000 in per incident deductibles. We are defending each of these lawsuits vigorously.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

City of Madera	Jun-03	CA Superior Court	Wrongful Death	Dismissed by Summary Judgment, Appeal Pending
Glowczenski	Oct-04	US District Court, ED NY	Wrongful Death	Discovery Phase
LeBlanc	Dec-04	CA Superior Court, Los Angeles County	Wrongful Death	Dismissed
Washington	May-05	US District Court, ED CA	Wrongful Death	Discovery Phase
Sanders	May-05	US District Court ED CA	Wrongful Death	Trial Scheduled Nov-08
Graff	Sep-05	US District Court, AZ	Wrongful Death	Discovery Phase
Tucker	Oct-05	US District Court, NV	Wrongful Death	Dismissed
Heston	Nov-05	US District Court, ND CA	Wrongful Death	Trial Scheduled May-08
Rosa	Nov-05	US District Court, ND CA	Wrongful Death	Discovery Phase
Yeagley	Nov-05	Hillsborough County Circuit County, FL	Wrongful Death	Discovery Phase
Neal-Lomax	Dec-05	US District Court, NV	Wrongful Death	Discovery Phase
Yanga Williams	Dec-05	Gwinnett County State Court, GA	Wrongful Death	Dispositive Motions Pending
Mann	Dec-05	US District Court, ND GA, Rome Div	Wrongful Death	Discovery Phase
Robert Williams	Jan-06	US District Court, TX	Wrongful Death	Discovery Phase
Lee	Jan-06	Davidson County, TN Circuit Court	Wrongful Death	Trial Scheduled Apr-09
Zaragoza	Feb-06	CA Superior Court, Sacramento County	Wrongful Death	Discovery Phase
Bagnell	Jul-06	Supreme Court for British Columbia, Canada	Wrongful Death	Discovery Phase
Hollman	Aug-06	US District Court, ED NY	Wrongful Death	Discovery Phase
Oliver	Sep-06	US District Court, MD FL, Orlando	Wrongful Death	Trial Scheduled Nov-08
Teran/LiSaola	Oct-06	CA District Court	Wrongful Death	Discovery Phase
Short, Rhonda	Oct-06	US District Court, ND TX, Forth Worth	Wrongful Death	Discovery Phase
Fernandez	Nov-06	US District Court, ND CA	Wrongful Death	Dismissed
Moreno	Dec-06	CA Superior Court, Los Angeles County (Companion to LeBlanc Litigation)	Wrongful Death	Dismissed
Augustine	Jan-07	11th Judicial Circuit Court, Miami-Dade	Wrongful Death	Discovery Phase
Toloskdo-Parker	May-07	US District Court ND, CA	Wrongful Death	Dismissed
Bolander	Aug-07	17th Circuit Court Broward County, FL	Wrongful Death	Trial Scheduled Aug-08
Wendy Wilson,	Aug-07	District Court Boulder County, CO	Wrongful Death	Discovery Phase
Estate of Ryan Wilson
Crawford, Estate of Russell Walker	Oct-07	District Court Clark County, NV	Wrongful Death	Complaint Served
Walker, Estate of Russell Walker Companion to Crawford)	Oct-07	US District Court District of NV	Wrongful Death	Complaint Served
Jack Wilson, Estate of Ryan Wilson (Companion to Wendy Wilson)	Nov-07	District Court Boulder County, CO	Wrongful Death	Complaint Served
Cunningham	Nov-07	US District Court ND, IL	Wrongful Death	Complaint Served
Kasilyan	Feb-08	District Court Clark County, NV	Wrongful Death	Complaint Served
Gilliam	Apr-08	US District Court, MD, AL	Wrongful Death	Complaint Served
Romero	May-08	Dallas Couny District Court, TX	Wrongful Death	Complaint Served
Powers	Nov-03	AZ Superior Court	Training Injury	Verdict for TASER, Appeal Decision For TASER, Plaintiff Filed Petition for Review by AZ Supreme Court
Gerdon	Aug-05	AZ Superior Court	Training Injury	Dismissed, Appeal Pending
Stewart	Oct-05	Circuit Court for Broward County, FL	Training Injury	Discovery Phase
Lewandowski	Jan-06	US District Court, NV	Training Injury	Partial Motion to Dismiss Granted, Discovery Phase
Peterson	Jan-06	US District Court, NV	Training Injury	Discovery Phase
Husband	Mar-06	British Columbia Supreme Court, Canada	Training Injury	Discovery Phase
Wilson	Aug-06	US District Court, ND GA	Training Injury	Discovery Phase
Perry	Aug-07	US District Court CO	Training Injury	Dismissed
Bynum	Oct-05	US District Court SD NY	Injury During Arrest	Discovery Phase
Bellemore	Feb-06	AZ Superior Court	Injury During Arrest	Dismissed
Wieffenbach	Jun-06	Circuit Court of 12th Judicial District, Will County, Il	Injury During Arrest	Discovery Phase
Molina	Sep-06	US District Court, ND West Virginia	Injury During Detention	Dismissed
Short, Harvey	Oct-06	US District Court, SD West Virginia	Injury During Arrest	Discovery Phase
Payne	Oct-06	Circuit Court of Cook County, Illinois	Injury During Arrest	Discovery Phase
Gomez	May-07	Circuit Court 11th Judicial Dist. FL	Injury During Arrest	Discovery Phase
Kern / Banda	Feb-08	District Court, Tarrant County, TX	Injury During Admittance	Complaint Served

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
     In December 2005, the Company received a defense verdict in the Samuel Powers v. TASER International personal injury case. As part of its legal strategy to aggressively defend these cases, the Company entered into a settlement agreement with its own insurance provider in order to prevent its insurance provider from settling the case with the plaintiff. Under the terms of the settlement, the Company received $575,000 from its liability insurance provider associated with a settlement and release agreement and the Company assumed all future potential liability and costs from and after the date the settlement and release agreement was signed. After offsetting approximately $175,000 through March 31, 2008 in legal expenses to defend and win the trial and cover the subsequent costs of appeal, the Company has a remaining balance of approximately $400,000 which is recorded as deferred insurance settlement proceeds on the accompanying balance sheets. This deferred income will be used to cover any costs through all appeals/reviews and the remaining balance if any will be recorded as “other income” when final resolution is completed.
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
     In November 2006, we filed a lawsuit against the Chief Medical Examiner of Summit County, OH, in the Court of Common Pleas of Summit County Ohio, to correct erroneous cause of death determinations relating to the autopsy reports prepared by medical examiner, Dr. Lisa Kohler, which associate the TASER device as being a contributing factor in the deaths of Richard Holcomb, Dennis Hyde and Mark McCullaugh. We asked the Court to order a hearing on the appropriate causes of death of Mr. Hyde, Mr. Holcomb and Mr. McCullaugh, and to order changes in the medical examiner’s cause of death determinations for Mr. Hyde, Mr. Holcomb and Mr. McCullaugh removing all references to any TASER device causing or contributing to the causes of death for Mr. Hyde, Mr. Holcomb and Mr. McCullaugh. Defendant filed a motion to dismiss for lack of standing and that motion was denied by the Court in January 2007. The City of Akron has joined this lawsuit as a co-plaintiff. This case went to trial in April 2008 and on May 2, 2008 the Court entered an order ruling in favor of TASER International and the City of Akron and ordered the medical examiner to remove any reference to the TASER device as a cause of death and to change the manner of death for Holcomb and Hyde to accidental and for McCullaugh to undetermined.
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
General
     From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. We intend to defend and pursue any lawsuit filed against or by the Company vigorously. Although we do not expect the outcome in any individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition. In addition, the Company has five lawsuits where the costs of legal defense incurred are in excess of its liability insurance deductibles. As of March 31, 2008, the Company has recorded approximately $461,000 in other assets related to the receivable from its insurance company for reimbursement of these legal costs. The Company may settle a lawsuit in situations where a settlement can be obtained for nuisance value and for an amount that is expected to be less than the cost of defending a lawsuit. The number of product liability lawsuits dismissed includes a small number of police officer training injury lawsuits that were settled and dismissed in cases where the settlement economics to TASER International were significantly less then the cost of litigation. One of the training injury lawsuits brought by a law enforcement officer was settled in June 2007 for an amount in excess of nuisance value by our insurance company. Our insurance coverage at that time did not cover our costs of defense if we won at trial. However, our insurance coverage at that time provided for a pro-rata reimbursement of our costs of defense if the lawsuit was settled. Upon final settlement of this case, the Company was paid $241,000 by our insurance company as reimbursement of the Company’s costs of defense. Due to the confidentiality of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not identify or comment on which specific lawsuits have been settled or the amount of any settlement.
10. Related Party Transactions

Aircraft charter
     The Company reimburses Thomas P. Smith, Chairman of the Company’s Board of Directors and Patrick W. Smith, Chief Executive Officer, for business use of their personal aircraft. For the three months ended March 31, 2008 and 2007, the Company incurred expenses of approximately $74,000 and $95,000, respectively, to Thomas P. Smith. For the three months ended March 31, 2008 and 2007, the Company incurred expenses of $0 and approximately $13,000, respectively, to Patrick W. Smith. At March 31, 2008 and December 31, 2007, the Company had outstanding payables of approximately $17,000 and $27,000, respectively, to Thomas P. Smith. At March 31, 2008 and December 31, 2007, the Company had no outstanding payables due to Patrick W. Smith. Management believes that the rates charged by Thomas P. Smith and Patrick W. Smith are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
     In the first quarter of 2007, the Company also entered into a charter agreement for future use of an aircraft for business travel from Thundervolt, LLC, should the need arise. For the three months ended March 31, 2008 and 2007, the Company did not incur any direct charter expenses from Thundervolt, LLC. Management believes that the rates charged by Thundervolt, LLC are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
TASER Foundation
     In November 2004, the Company established the TASER Foundation. The TASER Foundation is a 501(c)(3) non-profit corporation and has been granted tax exempt status by the IRS. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Daniel M. Behrendt, an officer of the Company, serves on the Board of Directors of the TASER Foundation. Over half of the initial $1 million endowment was contributed directly by TASER International, Inc. employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the three months ended March 31, 2008 and 2007, the Company incurred approximately $49,000 and $48,000, respectively, in such administrative costs. The Company is authorized by its Board of Directors to make a discretionary contribution up to a maximum of $200,000 per quarter. For the three months ended March 31, 2008 and 2007, the Company did not make a discretionary contribution to the TASER Foundation.
Consulting services
     Beginning in August 2005, the Company agreed to pay Mark Kroll, a member of the Board of Directors, for consultancy services. The cumulative expenses for the three months ended March 31, 2008 and 2007 were approximately $101,000 and $48,000, respectively. At March 31, 2008 and December 31, 2007, the Company had accrued liabilities of approximately $41,000 and $20,000, respectively related to these services.
11. Employee Benefit Plan
     In January 2006, the Company established a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $15,500. The Company currently matches 100% of the first 3% of eligible compensation contributed to the Plan by each participant and 50% of the next 2% of eligible compensation contributed to the plan by each participant. Beginning January 1, 2008, the Company’s matching contributions are immediately vested. During 2007 the Company’s matching contributions cliff vested at 20% per annum and are fully vested after five years of service, at age 59 1/2 regardless of service, upon the death or permanent disability of the employee, or upon termination of the Plan. The Company’s matching contributions to the Plan for the three months ended March 31, 2008 and 2007 were $100,000 and $60,000, respectively. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.
12. Subsequent Events
     In April 2008, TASER’s Board of Directors authorized a stock repurchase program to acquire up to $12.5 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. Subsequently, the Company repurchased 850,000 shares at a weighted average cost of $7.49 and a total cost of $6.4 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following is a discussion of the Company’s financial condition and results of operations for the three months ended March 31, 2008 and March 31, 2007. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K filed on February 29, 2008.
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

Results of Operations
Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007
The following table sets forth, for the periods indicated, our statements of operations as well as the percentage relationship to total net revenues of items included in our statements of operations (dollars in thousands):

	Three Months Ended March 31,				Increase / (Decrease)
	2008		2007		$	%

Net sales	$22,487	100.0%	$15,302	100.0%	$7,185	47.0%
Cost of products sold	9,724	43.2%	6,413	41.9%	3,311	51.6%

Gross margin	12,763	56.8%	8,889	58.1%	3,874	43.6%
Sales, general and administrative expenses	9,161	40.7%	7,582	49.5%	1,579	20.8%
Research and development expenses	2,111	9.4%	971	6.3%	1,140	117.4%

Income from operations	1,491	6.6%	336	2.2%	1,155	343.8%
Interest and other income, net	501	2.2%	506	3.3%	(5)	(1.0)%

Income before income taxes	1,992	8.9%	842	5.5%	1,150	136.6%
Provision for income taxes	776	3.5%	348	2.3%	428	123.0%

Net income	$1,216	5.4%	$494	3.2%	$722	146.2%

Net Sales
     For the three months ended March 31, 2008 and 2007, sales by product line and by geography were as follows (dollars in thousands):

	Three Months Ended March 31,
	2008		2007

Sales by Product Line
TASER X26	$11,174	49.7%	$9,282	60.7%
TASER C2	1,847	8.2%	—	0.0%
TASER Cam	968	4.3%	625	4.1%
ADVANCED TASER	1,559	6.9%	541	3.5%
Single Cartridges	5,534	24.6%	4,039	26.4%
Other	1,405	6.2%	815	5.3%

Total	$22,487	100.0%	$15,302	100.0%

	Three Months Ended March 31,
	2008	2007
United States	87%	88%
Other Countries	13%	12%

Total	100%	100%

     Net sales increased $7.2 million, or 47%, to $22.5 million for the first quarter of 2008 compared to $15.3 million for the first quarter of 2007. The growth in the first quarter of 2008 was primarily the result of increased sales to our core law enforcement market with new agencies deploying TASER technology following extensive test and evaluation periods and from agencies continuing to expand the use of TASER devices to their first responders. This resulted in higher sales of the TASER X26 product line which increased $1.9 million to $11.2 million for the first quarter of 2008 compared to $9.3 million for the first quarter of 2007. Also contributing to the growth in net sales for the three months ended March 31, 2008 was the introduction of the TASER C2 Personal Protector product which began shipping in July 2007. Sales of the TASER C2 were $1.8 million for the first quarter of 2008. Single cartridge sales increased $1.5 million, or 37%, to $5.5 million for the first quarter of 2008 compared to $4.0 million for the first quarter of 2007 which is a function of the expanded sales of the X26 noted above and the recurring revenue from the growing installed base of units in the field. Other sales include extended warranty, training and shipping revenues net of cash and distributor discounts.
     International sales for the first quarter of 2008 and 2007 represented approximately $3.0 million, or 13%, and $1.8 million or 12% of total net sales, respectively.

Cost of Products Sold
     Cost of products sold increased by $3.3 million, or 52%, to $9.7 million for the first quarter of 2008 compared to $6.4 million for the first quarter of 2007. As a percentage of net sales, cost of products sold increased to 43.2% in the first quarter of 2008 compared to 41.9% in the first quarter of 2007. The increase in cost of products sold as a percentage of net sales for the first quarter of 2008 compared to the first quarter of 2007 was driven by a combination of factors. Total direct costs increased as a percentage of sales primarily driven by higher material and direct labor costs; a function of change in product sales mix with 37.1% of sales in the first quarter of 2008 coming from lower margin cartridges, C2 handles and TASER Cams compared to 30.5% in the first quarter of 2007. Offsetting the increase in direct costs was a reduction in indirect manufacturing costs as a percentage of net sales resulting from fixed indirect costs spread over increased production volumes compared to the prior year.
Gross Margin
     Gross margin increased $3.9 million, or 44%, to $12.8 million for the first quarter of 2008 compared to $8.9 million for the first quarter of 2007. As a percentage of net sales, gross margins decreased to 56.8% for the first quarter of 2008 compared to 58.1% for the first quarter of 2007. The 1.3% decrease in gross margin as a percentage of net sales for the first quarter of 2008 was attributable to the increased percentage of direct costs and decreased percentage of indirect costs as a percentage of net sales for the reasons noted above under the discussion of cost of products sold.
Sales, General and Administrative Expenses
     For the three months ended March 31, 2008 and 2007, sales, general and administrative expenses were comprised as follows (amounts in thousands):

	Three Months Ended March 31,
			$	%
	2008	2007	Change	Change
Salaries and benefits	$2,103	$1,682	$421	25.0%
Bonuses	—	31	(31)	-100.0%
Legal, professional and accounting fees	1,431	1,659	(228)	-13.7%
Consulting and lobbying services	712	644	68	10.6%
Advertising	808	165	643	389.7%
Travel and meals	879	861	18	2.1%
D&O and liability insurance	533	476	57	12.0%
Depreciation and amortization	456	405	51	12.6%
Stock-based compensation	212	188	24	12.8%
Other	2,027	1,471	556	33.7%

Total	$9,161	$7,582	$1,579	20.8%

Sales, general and administrative as % of net sales	40.7%	49.5%
     Sales, general and administrative expenses were $9.2 million and $7.6 million in the first quarter of 2008 and 2007, respectively, an increase of $1.6 million, or 20.8%. As a percentage of total net sales, sales, general and administrative expenses decreased to 40.7% for the first quarter of 2008 compared to 49.5% for the first quarter of 2007. The dollar increase for the first quarter of 2008 over the same period in 2007 is attributable to a $643,000 increase in advertising expense primarily attributable to expensing $510,000 production costs of the TASER C2 infomercial in the quarter and a $421,000 growth in salaries and benefits related to an increase in personnel (our headcount was 98 at March 31, 2008 compared to 68 at March 31, 2007) to support the expansion of our business infrastructure combined with an annual salary increase effective January 1, 2008. There was also a $68,000 increase in consulting and lobbying services, a $57,000 increase in D&O and liability insurance from amortization of increased annual premium and a $51,000 increase in depreciation expense associated with incremental fixed asset additions. The $556,000 increase in other expense is primarily attributable to $170,000 increase in recruiting and relocation expenses driven by hiring of a new VP of Marketing and other positions, $86,000 in increased computer licensing and maintenance fees, a $72,000 rise in investor relations expenses and a $61,000 loss from disposal of fixed assets. These increases were partially offset by a $228,000 decrease in legal, professional and accounting fees which is primarily attributable to the timing of proceedings of our outstanding litigation as well as five cases where we have exceeded our insurance deductible, subsequent to which we are reimbursed for expenses incurred.

Research and Development Expenses
     Research and development expenses increased $1.1 million, or 117%, to $2.1 million for the first quarter of 2008 compared to $971,000 for the first quarter of 2007. The increase is predominantly related to a $333,000 growth in salary costs with headcount increasing 70% from 20 at March 31, 2007 to 34 at March 31, 2008, and a $206,000 increase in indirect supplies to support our continuing efforts to develop new products such as the XREP (Extended Range Electro-Muscular Projectile) and Shockwave. In addition R&D related consulting costs increased $334,000 primarily associated with other new products in development. We expect to further increase research and development spending in 2008 as we accelerate development of new products in the pipeline.
Interest and Other Income, Net
     Interest and other income decreased by $5,000 or 1% to $501,000 for the first quarter of 2008 compared to $506,000 for the first quarter of 2007. Interest income remained relatively flat due to a $15.0 million increase in average funds invested being offset by lower average yields on our investments. Our cash and investment accounts earned interest at an approximate average rate of 3.35% during the first quarter of 2008 compared to 4.53% during the first quarter of 2007.
Provision for Income Taxes
     The provision for income taxes increased by $428,000 to a provision of $776,000 for the first quarter of 2008 compared to $348,000 for the first quarter of 2007. The effective income tax rate for the first quarter of 2008 was 38.9% compared to 41.3% for the first quarter of 2007. The reduction in the effective tax rate is primarily attributable to the inclusion of the state research and development tax credit in the 2008 effective tax rate. No benefit for any federal research and development tax credit has been included in the 2008 effective tax rate. The effective tax rate for the first quarter of 2007 did not include any research and development tax credits. In addition, the impact of permanent non-deductible items on the effective tax rate is projected to be lower in 2008 as compared to 2007.
Net Income
     Net income increased by $722,000 to $1.2 million for the first quarter of 2008 compared to $495,000 for the first quarter of 2007. Income per basic and diluted share was $0.02 for the first quarter of 2008. This compares to income per basic and diluted share of $0.01 for the first quarter of 2007.
Liquidity and Capital Resources
Liquidity

	As of
	March 31, 2008	December 31, 2007
	(In thousands)
Cash, cash equivalents and short term investments	$50,218	$51,301
Accounts receivable, net	9,244	11,692
Inventory	17,962	13,507
Accounts payable and accrued liabilities	7,659	10,088
Working Capital	$85,446	$83,953
     As of March 31, 2008, we had $50.2 million in cash, cash equivalents and short term investments a decrease of $1.1 million from December 31, 2007 which is primarily attributable to cash generated from operations and exercise of stock options offset by our investment in property and equipment and intangible assets.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net cash provided by (used for) operating activities	$659	$(5,483)
Net cash provided by investing activities	4,086	2,314
Net cash provided by financing activities	$171	$469
     Net cash provided by operating activities for the first three months of 2008 of $659,000 was mainly attributable to our net income for the period of $1.2 million, the $829,000 utilization of deferred tax assets and total other non cash adjustments to net income of $4.1 million including depreciation and amortization expense of $656,000 stock-based compensation expense of $320,000 and provision for warranty expense of $430,000. In addition, accounts receivable decreased $2.4 million due to a 26% decrease in sales in March 2008 compared to December 2007, while our days sales outstanding remained consistent with the prior quarter and prepaid and other assets decreased $1.8 million due to i) the net receipt of insurance reimbursements of legal fees incurred in excess of policy retention limits; ii) a decrease in prepaid advertising due to the expensing of TASER C2 infomercial production costs and iii) amortization of prepaid liability and D&O insurance premiums.

These cash sources were partially offset by a $4.5 million increase in inventory as investment has been made in building C2 and X26 raw material and finished goods to support higher sales levels and a $2.9 million reduction in accounts payable and accrued liabilities, primarily a function of the timing of last check run of the quarter being in closer proximity to period end than the last check run of December 2007 as well as the payment in January 2008 of $1.2 million for the second installment for automation equipment which was accrued at December 31, 2007.
     Net cash provided by investing activities was $4.1 million during the three months ended March 31, 2008 which was comprised of $6.0 million in net proceeds from maturing investments, $1.8 million investment in acquisitions of property and equipment mainly related to new automation equipment and computer storage solutions. In addition, we invested $137,000 in intangible assets, primarily consisting of patent applications.
     During the first three months of 2008, we generated $171,000 from financing activities attributable to stock options exercised in the period.
Capital Resources
     On March 31, 2008 we had total cash and short term investments of $50.2 million.
     We negotiated a revolving line of credit on July 13, 2004, through a domestic bank. The total availability on the line is $10 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on June 30, 2008 and requires monthly payments of interest only. At March 31, 2008, there was a calculated availability of $9.7 million based on the defined borrowing base, which is based on our eligible accounts receivable and inventory. There was no outstanding balance under the line of credit at March 31, 2008, and no borrowings under the line as of the date of this filing. Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage. At March 31, 2008 we were in compliance with all covenants.
     We expect our investment in accounts receivable, inventory and accounts payable to increase in 2008 in line with the anticipated growth in sales levels arising primarily from organic growth. Additionally, we expect to invest approximately a further $5.1 million in manufacturing automation equipment in 2008.
     We believe that our balance of total cash and short term investments of $50.2 million as of March 31, 2008, together with cash expected to be generated from operations, will be adequate to fund our operations for at least the next 12 months. We may require additional resources to expedite manufacturing of new and existing technologies in order to meet possible demand for our products. Based on our strong balance sheet and the fact we currently have no outstanding debt at March 31, 2008 we believe financing will be available at terms favorable to us, both through our existing credit lines and possible additional equity financing. However, there is no assurance that such funding will be available, or on terms acceptable to us.
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
Off Balance Sheet Arrangements
     We have no off balance sheet arrangements as of March 31, 2008.

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
Standard Product Warranty Reserves
     We warrant our law enforcement products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective TASER unit for a fee. We warrant our new TASER C2 product for 90 days. We track historical data related to returns and warranty costs on a quarterly basis, and estimate future warranty claims by applying our weighted average rolling four quarter return rate to our product sales for the period. In the fourth quarter of 2007, we made a revision to the basis of calculating the four quarter return rate as the result of being able to more accurately capture data relating to the number of units replaced under standard warranty versus extended warranty terms. In addition, given the trend of sales growth experienced in 2007, particularly in the second half of the year, the estimated four quarter return rate is weighted to account for the higher return rate experienced in those periods. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of March 31, 2008, our reserve for warranty returns was $1,058 million compared to a $919,000 reserve at December 31, 2007. Our reserve for warranty returns generally increased in the first quarter of 2008 as the result of the sales growth from established and new products in 2007. In the event that product returns under warranty differ from our estimates, changes to warranty reserves might become necessary.
Inventory
     Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost, which approximates the first-in, first-out (FIFO) method. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory decreased to $138,000 at March 31, 2008 compared to $321,000 at December 31, 2007 due to the write off of some slow moving raw material components. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves might become necessary.
Accounts Receivable
     Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. These allowances represent our best estimates and are based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. Our allowance for doubtful accounts was $190,000 at both March 31, 2008 and December 31, 2007. In the event that actual uncollectible amounts differ from these estimates, changes in allowances for doubtful accounts might become necessary.
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

     In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which we adopted effective January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Under FIN 48, management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties. The impact on our reassessment of our pre existing tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity. In 2007, we completed a research and development tax credit study which identified $3.1 million in tax credits for Federal and Arizona income tax purposes related to the 2003 through 2006 tax years and an estimate for the 2007 tax year, and as a result, we recognized $2.0 million in 2007 as a reduction in income tax expense. Additionally, we have estimated a further $125,000 of tax credits are available for Arizona purposes for the 2008 tax year. We made the determination that it was not more likely than not that the full benefit of these research and development tax credits would be sustained on examination and have recorded a liability for unrecognized tax benefits which was $1.1 million as of March 31, 2008. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
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
     In preparing our financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As a result of the shareholder litigation settlement expense recorded in the second quarter of 2006, we recorded a valuation allowance of $250,000 in 2006 against our deferred tax assets for Arizona Net Operating Losses (“NOL’s”). We believe that, other than as previously described, as of March 31, 2008, based on our evaluation, no additional valuation allowance was deemed necessary as it is more likely than not that our net deferred tax assets will be realized. However, the deferred tax asset could be reduced in the near term if estimates of taxable income during the carryforward period are reduced.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     We invest in a limited number of financial instruments, consisting principally of commercial paper and investments in high credit quality government sponsored entity securities, denominated in United States dollars.
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
     Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in internal control over financial reporting
     There were no changes in internal control over financial reporting during the fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See discussion of legal proceedings in Note 9 to the financial statements included in PART I, ITEM 1 of this Form 10-Q.
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
     In the three months ended March 31, 2008 and 2007, we derived our revenues predominantly from sales of the TASER X26 brand devices and related cartridges, and expect to depend on sales of these products for the foreseeable future. A decrease in the prices of or demand for these products, or their failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.
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
     We experienced significant revenue growth in the first three months of 2008 compared to the same period in 2007 and in 2007 compared to 2006. To the extent demand for our products increases significantly in future periods, one of our key challenges will be to ramp our production capacity to meet sales demand, while maintaining product quality. Our primary strategies to accomplish this include increasing the physical size of our assembly facilities, the hiring of additional production staff, and the implementation of customized automation equipment. We have limited previous experience in implementing automation equipment, and the investments made on this equipment may not yield the anticipated labor and material efficiencies. Our inability to meet any future increase in sales demand or effectively manage our expansion could have a material adverse affect on our revenues, financial results and financial condition.
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

     We have filed a lawsuit in Federal District Court against Stinger Systems that alleges infringement of three of our US patents: 6,999,295; 7,102,870; and 7,234,262. As a tactical move, Stinger Systems filed a motion to stay this case pending a request for ex-parte re-examination Stinger filed with the U.S. Patent and Trademark Office (USPTO) concerning only one of the patents in suit, 7,234,262. On February 21, 2008 the court denied Stinger Systems’ motion to stay this case. A decision by the USPTO as to whether the request states a substantial new question of patentability should be made by June 5, 2008. We have been advised that all issues raised in the request were already considered by the USPTO before original grant of the patent. However, there remains a possibility that the USPTO will grant the request, re-examine the patent, and conclude that some or all of the claims are unenforceable. If that happens, we may appeal that decision to the Court of Appeals for the Federal Circuit.
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
     Because of our prior material weaknesses, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected. While we completed our remediation efforts to address these material weaknesses and while we did not identify any materials weaknesses at March 31, 2008, we cannot assure you that material weaknesses will not occur in future periods. If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting. We have incurred, and expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or our independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor confidence in us may be adversely affected and could cause a decline in the market price of our stock.
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

TASER INTERNATIONAL, INC. (Registrant)
Date: May 12, 2008	/s/ Patrick W. Smith
Patrick W. Smith,
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2008	/s/ Daniel M. Behrendt
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