Form 10-Q
period 2008-06-30
TASER INTERNATIONAL INC
filed 2008-08-11
CIK 1069183

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
There were 61,711,712 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of August 6, 2008.

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TASER INTERNATIONAL, INC.
BALANCE SHEETS
(UNAUDITED)

	June 30, 2008	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$33,026,135	$42,801,461
Short-term investments	—	8,499,978
Accounts receivable, net of allowance of $200,000 and $190,000 at June 30, 2008 and December 31, 2007, respectively	10,750,184	11,691,553
Inventory	20,554,202	13,506,804
Prepaids and other assets	1,479,015	4,318,661
Deferred income tax assets, net	7,474,738	15,608,325

Total current assets	73,284,274	96,426,782
Long-term investments	10,503,668	9,006,493
Property and equipment, net	26,238,383	23,599,680
Deferred income tax assets, net	13,711,148	6,724,104
Intangible assets, net	2,112,752	1,925,139
Other long-term assets	62,135	81,203

Total assets	$125,912,360	$137,763,401

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$7,094,830	$10,088,139
Litigation judgment accrual	5,200,000	—
Current deferred revenue	2,014,217	1,694,644
Customer deposits	259,353	266,728
Current portion of capital lease obligations	—	19,257
Deferred insurance settlement proceeds	—	404,848

Total current liabilities	14,568,400	12,473,616
Capital lease obligations, net of current portion	—	11,695
Deferred revenue, net of current portion	3,821,466	3,541,267
Liability for unrecorded tax benefits	1,208,811	1,100,073

Total liabilities	19,598,677	17,126,651

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.00001 par value per share; 200 million shares authorized; 61,710,478 and 63,263,903 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	638	635
Additional paid-in capital	85,886,740	86,911,381
Treasury stock, 2,091,600 and 300,000 shares at June 30, 2008 and December 31, 2007, respectively	(14,708,237)	(2,208,957)
Retained earnings	35,134,542	35,933,691

Total stockholders’ equity	106,313,683	120,636,750

Total liabilities and stockholders’ equity	$125,912,360	$137,763,401

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net Sales	$21,101,309	$25,863,376	$43,587,813	$41,165,191

Cost of products sold:
Direct manufacturing expense	6,019,957	7,338,890	13,591,454	11,947,459
Indirect manufacturing expense	1,476,329	2,993,227	3,628,767	4,797,444

Total cost of products sold	7,496,286	10,332,117	17,220,221	16,744,903

Gross margin	13,605,023	15,531,259	26,367,592	24,420,288

Sales, general and administrative expenses	9,710,804	8,344,927	18,870,644	15,926,835
Research and development expenses	3,019,886	1,262,849	5,131,534	2,233,635
Legal judgment expense	5,200,000	—	5,200,000	—

Income (loss) from operations	(4,325,667)	5,923,483	(2,834,586)	6,259,818

Interest and other income, net	721,366	427,033	1,222,730	933,402

Income (loss) before provision (benefit) for income taxes	(3,604,301)	6,350,516	(1,611,856)	7,193,220
Provision (benefit) for income taxes	(1,588,565)	2,651,308	(812,707)	2,999,458

Net income (loss)	$(2,015,736)	$3,699,208	$(799,149)	$4,193,762

Income (loss) per common and common equivalent shares	$(0.03)	$0.06	$(0.01)	$0.07
Basic
Diluted	$(0.03)	0.06	(0.01)	$0.06

Weighted average number of common and common equivalent shares outstanding
Basic	62,642,618	62,374,946	62,983,446	62,192,193
Diluted	62,642,618	65,214,726	62,983,446	64,928,190
The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$(799,149)	$4,193,762
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	1,298,750	1,171,102
Loss on disposal of fixed assets	61,790	4,930
Provision for excess and obsolete inventory	49,418	56,690
Provision for warranty	515,651	548,229
Stock-based compensation expense	730,857	591,307
Deferred insurance settlement proceeds recognized	(404,848)	(953)
Provision (benefit) for deferred income taxes	(759,674)	3,110,916
Litigation judgment expense	5,200,000	—
Change in assets and liabilities:
Accounts receivable	941,369	(4,828,753)
Inventory	(7,096,816)	(746,021)
Prepaids and other assets	2,858,714	278,374
Accounts payable and accrued liabilities	(3,508,960)	(577,720)
Deferred revenue	599,772	918,335
Customer deposits	(7,375)	361,927
Accrued litigation settlement	—	(8,000,000)

Net cash used for operating activities	(320,501)	(2,917,875)

Cash Flows from Investing Activities:
Purchases of investments	(38,901,411)	(64,647,257)
Proceeds from maturity of investments	45,904,214	69,713,027
Purchases of property and equipment	(3,950,353)	(1,592,988)
Purchases of intangible assets	(267,455)	(231,658)

Net cash provided by investing activities	2,784,995	3,241,124

Cash Flows from Financing Activities:
Repurchase of common stock	(12,499,280)	—
Payments under capital leases	—	(22,332)
Proceeds from options exercised	259,460	1,458,594

Net cash provided (used) by financing activities	(12,239,820)	1,436,262

Net increase (decrease) in Cash and Cash Equivalents	(9,775,326)	1,759,511
Cash and Cash Equivalents, beginning of period	42,801,461	18,773,685

Cash and Cash Equivalents, end of period	$33,026,135	$20,533,196

Supplemental Disclosure:
Cash paid for interest	$—	$2,865
Cash paid for income taxes	$484,200	$281,000

Non Cash Transactions:
Deferred tax asset correction	$2,014,955	$—
Shareholder derivative lawsuit settlement	$—	$1,750,000
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
a. Basis of presentation
     The accompanying unaudited financial statements of TASER International, Inc. include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of June 30, 2008 and for the periods ended June 30, 2008 and 2007. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited financial statements in accordance with applicable rules.
     The results of operations for the three and six month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year (or any other period) and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
b. Segment information and major customers
     Management has determined that its operations are comprised of one reportable segment. For the three and six months ended June 30, 2008 and 2007, sales by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2007	2006
United States	88%	79%	87%	82%
Other Countries	12%	21%	13%	18%

Total	100%	100%	100%	100%

     Sales to customers outside of the United States are denominated in U.S. dollars and are attributed to each country based on the billing address of the distributor or customer. To date no individual country outside the U.S. has represented a material amount of total net sales. Substantially all assets of the Company are located in the United States.
     There were no customers exceeding 10% of total net sales in the second quarter of 2008. In the second quarter of 2007 there were two distributors each comprising approximately 12% of total net sales. In the six months ended June 30, 2008 and 2007 one distributor represented approximately 13% and 11%, respectively, of total net sales. At June 30, 2008, the Company had receivables from one customer comprising 11% of the aggregate accounts receivable balance. At December 31, 2007, the Company had receivables from two customers comprising 20% and 10% of the aggregate accounts receivable balance.
c. Stock-Based compensation
     The Company applies the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized in the three and six months ended June 30, 2008 and 2007 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     Total stock-based compensation expense recognized in the income statement for the three and six months ended June 30, 2008 was $410,000 and $731,000 before income taxes, respectively, $295,000 and $564,000 of which was related to Incentive Stock Options (“ISOs”) for which no tax benefit is recognized. Total stock-based compensation expense recognized in the income statement for the three and six months ended June 30, 2007 was $329,000 and $591,000 before income taxes, respectively, $256,000 and $480,000 of which was related to ISOs for which no tax benefit is recognized. During the three and six months ended June 30, 2008 and 2007, the Company did not tax effect the stock based compensation expense for tax purposes related to the exercise of stock options as a result of SFAS No. 123(R). The tax benefit will be recorded when the Company realizes the benefit in cash or with an offset to taxes payable in future periods. The total unrecognized tax benefit related to the non-qualified disposition of stock options in the three and six months ended June 30, 2008 was approximately $45,000 and $66,000, respectively. The total unrecognized tax benefit related to the non-qualified disposition of stock options in the three and six months ended June 30, 2007 was approximately $106,000 and $221,000 respectively.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
     SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the three and six month periods ended June 30, 2008 and 2007 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected life of options	4.0 years	4.0 years	4.0 years	4.0 years
Weighted average volatility	69.8%	58.5%	69.9%	58.6%
Weighted average risk-free interest rate	3.1%	4.8%	3.1%	4.7%
Dividend rate	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of options granted	$3.84	$5.06	$4.04	$4.98
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
d. Income (loss) per common share
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share
Net income (loss)	$(2,015,736)	$3,699,208	$(799,149)	$4,193,762

Denominator for basic earnings per share — weighted average shares outstanding	62,642,618	62,374,946	62,983,446	62,192,193
Dilutive effect of shares issuable under stock options outstanding	—	2,839,780	—	2,735,997

Denominator for diluted earnings per share — adjusted weighted average shares	62,642,618	65,214,726	62,983,446	64,928,190

Net income (loss) per common share
Net income (loss) per common share
Basic	$(0.03)	$0.06	$(0.01)	$0.07
Diluted	$(0.03)	$0.06	$(0.01)	$0.06
     Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method. As a result of the net loss for the three and six months ended June 30, 2008, we have excluded 3,947,353 and 3,094,283 stock options, respectively, from the calculation as their effect would have been to reduce the net loss per share. For the three months and six months ended June 30, 2007, the effects of 666,423 and 639,267 stock options, respectively, were excluded from the calculation of diluted net income per share as their exercise prices were greater than the closing price of our common stock on June 30, 2007.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
e. Warranty costs
          The Company warrants its X26 products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective unit for a fee. The C2 product is warranted for a period of 90 days after purchase. The Company also sells extended warranties for periods of up to four years after the expiration of the limited one year warranty. Management tracks historical data related to returns and warranty costs on a quarterly basis, and estimates future warranty claims by applying an estimated weighted average rolling four quarter return rate to the product sales for the period. In the fourth quarter of 2007, management made a revision to the basis of calculating the four quarter return rate as the result of being able to more accurately capture data relating to the number of units replaced under standard warranty versus extended warranty terms. In addition, given the trend of sales growth experienced in 2007, particularly in the second half of the year, the estimated four quarter return rate is weighted to account for the higher return rate experienced in those periods. If management becomes aware of a component failure that could result in larger than anticipated returns from its customers, the reserve would be increased. After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the TASER X26 for a prorated discounted price depending on when the product was placed into service and replace the ADVANCED TASER device for a fee of $75. These fees are intended to cover the handling and repair costs and include a profit. The following table summarizes the changes in the estimated product warranty liabilities for the six months ended June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007
Balance at Beginning of Period	$919,254	$713,135
Utilization of Accrual	(456,539)	(376,018)
Warranty Expense	515,651	548,229

Balance at End of the Period	$978,366	$885,346

f. Recent accounting pronouncements
          In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised) (“SFAS 141(R)”), Business Combinations. The standard changes the accounting for business combinations by requiring that an acquiring entity measure and recognize identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Management does not expect the adoption of SFAS 141(R) to have an impact on the Company’s financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions, if any, the Company consummates after the effective date.
          In December 2007, the Emerging issues Task Force (“EITF”) reached a consensus on EITF issue No. 07-1 “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 establishes the accounting and disclosure requirements for participants in collaborative arrangements conducted without the creation of a separate legal entity. EITF 07-1 will be effective for annual periods beginning after December 15, 2007. The adoption of EITF 07-1 did not have a material impact on the Company’s financial position.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once made. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. Management adopted SFAS No. 159 beginning in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. Management adopted SFAS No. 157 beginning in the first quarter of fiscal 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position.
g. Reclassifications
          Certain reclassifications have been made to 2007 financial information to conform to 2008 financial statement presentation.

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
          The following is a summary of cash, cash equivalents and held-to-maturity investments by type at June 30, 2008 and December 31, 2007:

	June 30, 2008				December 31, 2007
							Gross
		Gross Unrealized	Gross Unrealized			Gross Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Cash and money market funds	$27,033,261	$—	$—	$27,033,261	$29,687,138	$—	$—	$29,687,138
Commercial paper	5,992,874	—	(13,832)	5,979,042	13,114,323	—	(37,838)	13,076,485
Government sponsored entity securities	10,503,668	28,522	—	10,532,190	17,506,471	14,238	(12,022)	17,508,687

Total cash, cash equivalents and investments	$43,529,803	$28,522	$(13,832)	$43,544,493	$60,307,932	$14,238	$(49,860)	$60,272,310

     The following table summarizes the classification of cash, cash equivalents and investments in the accompanying balance sheet.

	June 30,	December 31,
	2008	2007
Cash	$27,033,261	$29,687,138
Cash equivalents	5,992,874	13,114,323

Total cash and cash equivalents	33,026,135	42,801,461

Short term investments	—	8,499,978
Long term investments	10,503,668	9,006,493

	$43,529,803	$60,307,932

     The following table summarizes the contractual maturities of commercial paper and government sponsored entity securities, identified above as cash equivalents, short term and long term investments at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Less than 1 year	$5,992,874	$21,614,301
1-3 years	10,503,668	9,006,493

	$16,496,542	$30,620,794

          The following table provides information about held-to-maturity investments with gross unrealized losses and the length of time that individual investments have been in a continuous unrealized loss position at June 30, 2008:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial Paper	$5,992,874	$(13,832)	$—	$—	$5,992,874	$(13,832)

Total	$5,992,874	$(13,832)	$—	$—	$5,992,874	$(13,832)

          The unrealized losses on the Company’s investments in commercial paper are due to interest rate fluctuations. As these investments were originally purchased at a discount, are extremely short term in nature with terms no longer than 45 days, are expected to be redeemed at par value and because management has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2008.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
3. Inventory
     Inventory is stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials which approximates the first-in, first-out (FIFO) method and manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. Inventories as of June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
Raw materials and work-in-process	$10,178,910	$8,475,055
Finished goods	10,554,204	5,352,304
Reserve for excess and obsolete inventory	(178,912)	(320,555)

Total Inventory	$20,554,202	$13,506,804

4. Intangible assets
     Intangible assets consisted of the following at June 30, 2008 and December 31, 2007:

		June 30, 2008			December 31, 2007
		Gross			Gross
		Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
TASER.com domain name	5 Years	$60,000	$60,000	$—	$60,000	$60,000	$—
Issued patents	4 to 15 Years	512,698	137,501	375,197	402,058	115,863	286,195
Issued trademarks	9 to 11 Years	38,409	7,394	31,015	36,466	5,206	31,260
Non compete agreements	5 to 7 Years	150,000	65,714	84,286	150,000	52,143	97,857

		761,107	270,609	490,498	648,524	233,212	415,312

Unamortized intangible assets:
TASER Trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		722,254		722,254	609,827		609,827

		1,622,254		1,622,254	1,509,827		1,509,827

Total intangible assets		$2,383,361	$270,609	$2,112,752	$2,158,351	$233,212	$1,925,139

     Amortization expense for the three and six months ended June 30, 2008 was $19,000 and $37,000, respectively. Amortization expense for the three and six months ended June 30, 2007 was $14,000 and $28,000, respectively. Estimated amortization expense of intangible assets for the remaining six months of 2008, the next five years ended December 31, and thereafter is as follows:

2008	$39,418
2009	66,861
2010	58,787
2011	51,074
2012	31,075
2013	31,075
Thereafter	212,208

$490,498

5. Accounts payable and accrued liabilities
     Accounts payable and accrued liabilities consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Accounts payable	$3,652,440	$7,304,112
Accrued salaries and benefits	942,471	1,046,534
Accrued expenses	1,521,553	818,239
Accrued warranty expense	978,366	919,254

Total	$7,094,830	$10,088,139

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
6. Income taxes
     The deferred income tax assets at June 30, 2008 are comprised primarily of a net operating loss carryforward, which resulted from the compensation expense the Company recorded for income tax purposes when employees exercised stock options in 2004. For the three and six months ended June 30, 2008, the Company did not recognize additional tax benefits related to stock options exercised. Additionally, capitalized research and development, research and development tax credits, warranty and inventory reserves, accrued vacation and other items have contributed to the deferred income tax assets.
     The Company’s total current and long term deferred tax asset balance at June 30, 2008 is $21.2 million. In preparing the Company’s interim financial statements, management has assessed the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. Primarily as a result of the shareholder litigation settlement expense recorded in the second quarter of 2006 and the litigation judgment expense recorded in the second quarter of 2008, management has determined that it is more likely than not that its net operating loss carryforwards for the state of Arizona, which expire in 2009, will not be fully realized. Accordingly, the Company has a valuation allowance of $500,000 against its deferred tax assets as of June 30, 2008, $250,000 of which was recognized as a reduction to the net income tax benefit for the three and six months ended June 30, 2008. Management believes that, other than as previously described, as of June 30, 2008 based on an evaluation and projections of future sales and profitability, no other valuation allowance was deemed necessary as management concluded that it is more likely than not that the Company’s net deferred tax assets will be realized. However, the deferred tax asset could be reduced in the near-term if estimates of future taxable income during the carryforward period are reduced. In addition, due to the litigation judgment expense recorded in the second quarter of 2008 and revised forecasts of future taxable income, approximately $8.0 million was reclassified from current to non-current deferred income tax assets at June 30, 2008.
     In July 2000, the Company granted 136,364 warrants to acquire Company stock at an exercise price of $0.55 per share to a member of its Board of Directors as additional consideration for a $1.5 million loan. In October 2004, the stock warrants were exercised with an intrinsic value of $5,233,650 As a result of personnel changes a 1099 was issued to the Board member in error. The Company included the $5,233,650 as stock compensation expense in its 2004 tax return and because the Company had a net operating loss carryforward, recorded a $2,014,955 deferred tax asset on the balance sheet and a corresponding increase to additional paid in capital. The Company’s 2004 tax return was audited by the IRS in 2007 with no adjustment made to the stock compensation expense deduction recorded by the Company. During a tax examination of the Board members tax return it was determined that the exercise of the warrant should not have created taxable income and the inclusion of the intrinsic value of the warrant in the director’s 1099 was in fact an error. Accordingly, at June 30, 2008, the Company has reduced its deferred tax asset balance and additional paid in capital by $2,014,955. The adjusting entry is a balance sheet only adjustment with no impact on retained earnings and is not considered material to the associated account balances or the balance sheet as a whole.
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
     In 2007, the Company completed a research and development tax credit study which identified $3.1 million in tax credits for Federal and Arizona income tax purposes related to the 2003 through 2006 tax years and an estimate for the 2007 tax year. As a result, the Company recognized $2.0 million in 2007 as a reduction in income tax expense. The Company made the determination that it was not more likely than not that the full benefit of the research and development tax credit would be sustained on examination and recorded a liability for unrecognized tax benefits of $1.1 million as of December 31, 2007. Additionally, management has estimated that an additional $244,000 of prorated tax credits are available for Arizona purposes for the first half of the 2008 tax year and increased the liability for unrecognized benefits to $1.2 million as of June 30, 2008. As of June 30, 2008, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease within the next 12 months. Should the unrecognized tax benefit of $1.2 million be recognized, our effective tax rate would be favorably impacted.
     The following presents a rollforward of our liability for unrecognized tax benefits as of June 30, 2008:

Unrecognized Tax
Benefits
Balance at January 1, 2008	$1,100,073
Increase in prior year tax positions	—
Increase in current year tax positions	108,738
Decrease related to settlements with taxing authorities	—
Decrease related to lapse in statute of limitations	—

Balance at March 31, 2008	$1,208,811

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) – Continued
     The effective income tax rate for the second quarter of 2008 was 44.1% compared to 41.7% for the second quarter of 2007. The effective income tax rate for the first half of 2008 was 50.4% compared to 41.7% for the second half of 2007. The effective tax rate for the three and six months ended June 30, 2008 increased compared to the same periods in the prior year due to the higher impact of certain non-deductible items such as lobbying expenses against a lower taxable income base expected for the year ended December 31, 2008. In addition the rate is impacted by the inclusion of the state research and development tax credit in the 2008 effective tax rate. Offsetting the credit provision and reducing the effective tax rate was the recording of the $250,000 valuation allowance against Arizona State NOL deferred tax assets discussed above.
     The Company is currently under audit by the United States Internal Revenue Service for its 2006 fiscal year. Management is unable to determine the outcome of the audit process at this time. There can be no assurance the outcome of this audit will not have an adverse effect on the Company’s future operating results.
7. Stockholders equity
Stock Repurchase
     In April 2008, TASER’s Board of Directors authorized a stock repurchase program to acquire up to $12.5 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. Subsequently, the Company repurchased 1.79 million shares at a weighted average cost of $6.98 and a total cost of $12.5 million.
Stock Option Award Activity
     At June 30, 2008, the Company had three stock-based compensation plans, which are described more fully in Note 10 to the financial statements included in the Company’s Annual Report on Form 10-K.
     The following table summarizes the stock options available and outstanding as of June 30, 2008 as well as activity during the six months then ended:

		Outstanding Options
	Shares Available for		Weighted Average
	Grant	Number of options	Exercise Price
Balance at December 31, 2007	4,900,947	5,234,072	$6.06
Granted	(656,858)	656,858	$7.44
Exercised	—	(238,175)	$1.09
Expired/terminated	6,466	(6,466)	$16.86

Balance at June 30, 2008	4,250,555	5,646,289	$6.41

     The options outstanding as of June 30, 2008 have been segregated into five ranges for additional disclosure as follows:

	Options Outstanding
			Weighted	Options Exercisable
		Weighted	Average		Weighted
	Number	Average	Remaining	Number	Average
Range of Exercise Price	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price
$0.28 – $0.99	1,014,886	$0.36	4.5	1,014,886	$0.36
$1.03 – $2.41	884,109	$1.58	4.1	884,109	$1.58
$5.75 – $9.93	2,774,995	$7.89	6.6	2,084,500	$8.04
$10.10 – $19.76	910,299	$12.27	7.8	562,637	$13.14
$20.12 – $29.98	62,000	$23.91	6.0	62,000	$23.91

$0.28 – $29.98	5,646,289	$6.42	6.0	4,608,132	$5.94

     The total fair value of options exercisable at June 30, 2008 and 2007 was $14.2 million and $13.8 million, respectively. Aggregate intrinsic value of options outstanding and options exercisable was $7.7 million at June 30, 2008. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $4.99 per share, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised for the three and six month periods ended June 30, 2008 was $429,000 and $2.2 million, respectively. Total intrinsic value of options exercised for the three and six month periods ended June 30, 2007 was $4.3 million and $4.8 million, respectively.
     At June 30, 2008, the Company had 1,038,157 unvested options outstanding with a weighted average exercise price of $8.48 per share and weighted average remaining contractual life of 9.5 years. Of the unvested options outstanding, the management estimates that approximately 995,000 options will ultimately vest based on its historical experience.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
A summary of the status of the Company’s unvested options as of June 30, 2008 and changes during the six months ended June 30, 2008, is presented below:

		Weighted Average
Unvested options	Options	Grant Date Fair Value
Unvested at January 1, 2008	551,006	$5.12
Granted	656,858	$4.04
Vested	(169,707)	$5.07
Forfeited	—	$—

Unvested at June 30, 2008	1,038,157	$4.44

     As of June 30, 2008, total unrecognized stock-based compensation expense related to unvested stock options was approximately $4.6 million, which is expected to be recognized over a remaining weighted average period of approximately 16.7 months.
8. Line of credit
     The Company has a line of credit agreement with a bank which provides for a total availability of $10.0 million. The line is secured primarily by the Company’s accounts receivable and inventory and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime. The availability under this line is computed on a monthly borrowing base, which is based on the Company’s eligible accounts receivable and inventory. The line of credit matures on June 30, 2010 and requires monthly payments of interest only. At June 30, 2008 there was no amount outstanding under the line of credit and the available borrowing was $10.0 million. There have been no borrowings under the line of credit to date.
     The Company’s agreement with the bank requires the Company to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage ratios. At June 30, 2008, the Company was in compliance with all such covenants.
9. Commitments and Contingencies
Equipment purchase commitment
     On July 2, 2007, the Company entered into a contract with Automation Tooling Systems Inc. for the purchase of equipment at a cost of approximately $7.7 million. Subsequent to the initial order, the Company placed a $0.7 million change order to this agreement for additional equipment and modifications. The equipment is expected to be delivered to and installed at the Company’s facility in 2008. Payments will be made in installments, with an initial $1.5 million deposit paid in 2007, installments of $2.9 million paid in the first six months of 2008, and the balance of $4.0 million expected to be paid in 2008. The installments paid to date have been recorded in property, plant and equipment in the accompanying balance sheet.
Legal proceedings
Product Liability Litigation
     The Company is currently named as a defendant in 38 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers or during training exercises. Companion cases arising from the same incident have been combined into one for reporting purposes. Included in this number is the Heston lawsuit where a jury verdict was entered against the Company on June 7, 2008, but judgment has not yet been entered and post trial motions are pending. In addition, 72 other lawsuits that have been dismissed or judgments entered in favor of the Company are not included in this number. A petition for review by the Arizona Supreme Court has been filed by the plaintiff in the Gerdon (AZ) lawsuit where judgment was entered in favor of the Company, and an appeal was filed by the plaintiff in the Wilson (GA) where judgment was entered in favor of the Company. With respect to each of the pending 38 lawsuits, the following table lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. This table also lists those cases that were dismissed during the most recent fiscal quarter. Cases that were dismissed in prior fiscal quarters are not included in this table. In each of the pending lawsuits, the plaintiff is seeking monetary damages from the Company. The defense of each of these lawsuits has been submitted to our insurance carriers that maintained insurance coverage during these applicable periods and we continue to maintain product liability insurance coverage with varying limits and deductibles. Our product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $500,000 in per incident deductibles. We are defending each of these lawsuits vigorously.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status
City of Madera	Jun-03	CA Superior Court	Wrongful Death	Dismissed by Summary Judgment, Appeal
Glowczenski	Oct-04	US District Court, ED NY	Wrongful Death	Discovery Phase
Washington	May-05	US District Court, ED CA	Wrongful Death	Discovery Phase
Sanders	May-05	US District Court ED CA	Wrongful Death	Case Stayed
Graff	Sep-05	US District Court, AZ	Wrongful Death	Discovery Phase
Heston	Nov-05	US District Court, ND CA	Wrongful Death	Plaintiff Verdict; Post Trial Motions Pending; Appeal to be Filed
Rosa	Nov-05	US District Court, ND CA	Wrongful Death	Trial Scheduled July-09
Yeagley	Nov-05	Hillsborough County Circuit County, FL	Wrongful Death	Discovery Phase
Neal-Lomax	Dec-05	US District Court, NV	Wrongful Death	Discovery Phase
Yanga Williams	Dec-05	Gwinnett County State Court, GA	Wrongful Death	Dispositive Motions Pending
Mann	Dec-05	US District Court, ND GA, Rome Div	Wrongful Death	Trial Scheduled Dec-08
Robert Williams	Jan-06	US District Court, TX	Wrongful Death	Discovery Phase
Lee	Jan-06	Davidson County, TN Circuit Court	Wrongful Death	Trial Scheduled Apr-09
Zaragoza	Feb-06	CA Superior Court, Sacramento County	Wrongful Death	Discovery Phase
Bagnell	Jul-06	Supreme Court for British Columbia, Canada	Wrongful Death	Discovery Phase
Hollman	Aug-06	US District Court, ED NY	Wrongful Death	Discovery Phase
Oliver	Sep-06	US District Court, MD FL, Orlando	Wrongful Death	Trial Scheduled Nov-08
Teran/LiSaola	Oct-06	CA District Court	Wrongful Death	Trial Scheduled March-09
Short, Rhonda	Oct-06	US District Court, ND TX, Forth Worth	Wrongful Death	Discovery Phase
Augustine	Jan-07	11th Judicial Circuit Court, Miami-Dade	Wrongful Death	Discovery Phase
Toloskdo-Parker	May-07	US District Court ND, CA	Wrongful Death	Complaint Served
Bolander	Aug-07	17th Circuit Court Broward County, FL	Wrongful Death	Trial Scheduled Oct-08
Wendy Wilson, Estate of Ryan Wilson	Aug-07	District Court Boulder County, CO	Wrongful Death	Discovery Phase

Crawford, Estate of Russell Walker	Oct-07	District Court Clark County, NV	Wrongful Death	Complaint Served
Walker, Estate of Russell Walker (Companion to Crawford)	Oct-07	US District Court District of NV	Wrongful Death	Complaint Served
Jack Wilson, Estate of Ryan Wilson (Companion to Wendy Wilson)	Nov-07	District Court Boulder County, CO	Wrongful Death	Complaint Served
Cunningham	Nov-07	US District Court, ND, IL	Wrongful Death	Dismissed
Kasilyan	Feb-08	District Court Clark County, NV	Wrongful Death	Complaint Served
Gilliam	Apr-08	US District Court, MD, AL	Wrongful Death	Complaint Served
Romero	May-08	Dallas County District Court, TX	Wrongful Death	Complaint Served
Guerrero	Jun-08	US District Court, Central District CA	Wrongful Death	Complaint Served
Marquez	Jun-08	US District Court, Arizona	Wrongful Death	Complaint Served
Preyer	July-08	US District Court, Middle District, FL	Wrongful Death	Complaint Served
Powers	Nov-03	AZ Superior Court	Training Injury	Verdict for TASER, Appeal Decision For TASER, Plaintiff Petition for Review Denied by AZ Supreme Court
Gerdon	Aug-05	AZ Superior Court	Training Injury	Dismissed; Appeal Affirmed; Petition for Review filed
Stewart	Oct-05	Circuit Court for Broward County, FL	Training Injury	Discovery Phase
Lewandowski	Jan-06	US District Court, NV	Training Injury	Partial Motion to Dismiss Granted
Peterson	Jan-06	US District Court, NV	Training Injury	Discovery Phase
Husband	Mar-06	British Columbia Supreme Court, Canada	Training Injury	Discovery Phase
Wilson	Aug-06	US District Court, ND GA	Training Injury	Dismissed; Appeal Filed
Perry	Aug-07	US District Court CO	Training Injury	Dismissed
Perry	Jul-08	US District Court, CO	Training Injury	Complaint Filed
Bynum	Oct-05	US District Court SD NY	Injury During Arrest	Discovery Phase
Wieffenbach	Jun-06	Circuit Court of 12th Judicial District, Will County, II	Il Injury During Arrest	Discovery Phase
Molina	Sep-06	US District Court, ND West Virginia	Injury During Detention	Dismissed
Short, Harvey	Oct-06	US District Court, SD West Virginia	Injury During Arrest	Dismissed
Payne	Oct-06	Circuit Court of Cook County, Illinois	Injury During Arrest	Discovery Phase
Gomez	May-07	Circuit Court 11th Judicial Dist. FL	Injury During Arrest	Complaint Served
Kern / Banda	Feb-08	District Court, Tarrant County, TX	Injuty During Admittanc	Complaint Served

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
     In December 2005, the Company received a defense verdict in the Samuel Powers v. TASER International personal injury case. As part of its legal strategy to aggressively defend these cases, the Company entered into a settlement agreement with its own insurance provider in order to prevent its insurance provider from settling the case with the plaintiff. Under the terms of the settlement, the Company received $575,000 from its liability insurance provider associated with a settlement and release agreement and the Company assumed all future potential liability and costs from and after the date the settlement and release agreement was signed. After offsetting approximately $187,000 through June 30, 2008 in legal expenses to defend and win the trial and cover the subsequent costs of appeal, the Company had a remaining balance of approximately $388,000 which was recorded as “other income” in the second quarter of 2008 when the plaintiff’s petition for review to the Arizona Supreme Court was denied and final resolution was completed.
     The Company recorded a $5.2 million non-cash charge in the second quarter of 2008 for an adverse jury verdict received in the case of Betty Lou Heston, et al. v. City of Salinas, TASER International, Inc., et al. which found that extended TASER device application contributed 15 percent to the death of Robert C. Heston. While the jury attributed 85 percent of the cause of death to the actions of Mr. Heston, the jury awarded a total of $1.0 million in compensatory damages, (for which the damages will be covered by liability insurance), and $5.2 million in punitive damages against the Company based on alleged negligent failure to warn. The court has not yet entered an order of judgment, instead setting a schedule for post trial motions. The Company is pursuing all appropriate legal channels including filing an appeal in this matter at the appropriate time once a judgment is entered.
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
     In November 2006, we filed a lawsuit against the Chief Medical Examiner of Summit County, OH, in the Court of Common Pleas of Summit County, Ohio, to correct erroneous cause of death determinations relating to the autopsy reports prepared by medical examiner, Dr. Lisa Kohler, which identify the TASER device as being a contributing factor in the deaths of Richard Holcomb, Dennis Hyde and Mark McCullaugh. We asked the Court to order a hearing on the appropriate causes of death of Mr. Hyde, Mr. Holcomb and Mr. McCullaugh, and to order changes in the medical examiner’s cause of death determinations for Mr. Hyde, Mr. Holcomb and Mr. McCullaugh removing all references to any TASER device causing or contributing to the causes of death for Mr. Hyde, Mr. Holcomb and Mr. McCullaugh. Defendant filed a motion to dismiss for lack of standing and that motion was denied by the Court in January 2007. The City of Akron has joined this lawsuit as a co-plaintiff. This case went to trial in April 2008, and on May 2, 2008, the Court entered an order ruling in favor of TASER and the City of Akron and ordered the medical examiner to remove any reference to the TASER device as a cause of death and to change the manner of death for Holcomb and Hyde to accidental and for McCullaugh to undetermined.
     In January 2007, we filed a lawsuit in the U.S. District Court for the District of Arizona against Stinger Systems, Inc. alleging patent infringement, patent false marking, and false advertising. Defendant filed an answer and counterclaim for false advertising and punitive damages. Discovery has begun and no trial date has been set.
     In October 2007 we filed a lawsuit against Steve Ward and Mark Johnson, both former employees and VIEVU Corporation, for breach of duty of loyalty, breach of contract, breach of fiduciary duty, and conversion. This lawsuit does not involve our core business and we do not expect this litigation to have a material impact on our financial results. Defendants Ward and VIEVU Corporation filed an answer and counterclaim for declaration of non-infringement, tortious interference with contractual relations, tortious interference with business expectancy, abuse of process, injunctive relief and punitive damages. Discovery has begun and no trial date has been set.
     In July 2008 we filed a complaint against Morgan Stanley & Co., Inc., Goldman Sachs Group, Inc., Bear Stearns Securities Corp., Bear Stearns Capital Markets, Inc., Bear Stearns & Co, Inc., The Bear Stearns Companies, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Deutsche Bank Securities, Inc., Credit Suisse USA, Inc., Banc Of America Securities, LLC, and UBS Securities, LLC. for Violation of Georgia’s RICO Statute, Violation of the Georgia Securities Act, Violation of the Georgia Computer Systems Protection Act and Conversion. An answer has not yet been filed, discovery has not started and no trial date has been set.
     In July 2008 we were served with a summons and complaint in the lawsuit entitled Proformance Vend USA vs. Taser International, Inc. alleging breach of contract of a vending machine contract. We will be filing an answer to this complaint.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
General
     From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is management’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. We intend to defend and pursue any lawsuit filed against or by the Company vigorously. Although we do not expect the outcome in any individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition. In addition, the Company has seven lawsuits where the costs of legal defense incurred are in excess of its liability insurance deductibles. As of June 30, 2008, the Company has recorded approximately $11,000 in other assets related to the receivable from its insurance company for reimbursement of these legal costs. The Company may settle a lawsuit in situations where a settlement can be obtained for nuisance value and for an amount that is expected to be less than the cost of defending a lawsuit. The number of product liability lawsuits dismissed includes a small number of police officer training injury lawsuits that were settled and dismissed in cases where the settlement economics to TASER International were significantly less than the cost of litigation. One of the training injury lawsuits brought by a law enforcement officer was settled in June 2007 for an amount in excess of nuisance value by our insurance company. Our insurance coverage at that time did not cover our costs of defense if we won at trial. However, our insurance coverage at that time provided for a pro-rata reimbursement of our costs of defense if the lawsuit was settled. Upon final settlement of this case, the Company was paid $241,000 by our insurance company as reimbursement of the Company’s costs of defense. Due to the confidentiality of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not identify or comment on which specific lawsuits have been settled or the amount of any settlement.
10. Related Party Transactions
Aircraft charter
     The Company reimburses Thomas P. Smith, Chairman of the Company’s Board of Directors, and Patrick W. Smith, the Company’s Chief Executive Officer, for business use of their personal aircraft. For the three and six months ended June 30, 2008, the Company incurred expenses of approximately $69,000 and $143,000, respectively, to Thomas P. Smith. For the three and six months ended June 30, 2007, the Company incurred expenses of approximately $123,000 and $217,000, respectively, to Thomas P. Smith. For both the three and six months ended June 30, 2008, the Company incurred expenses of $102,000 to Patrick W. Smith. For the three and six months ended June 30, 2007, the Company incurred expenses of $4,000 and $17,000, respectively, to Patrick W. Smith. At June 30, 2008 and December 31, 2007, the Company had outstanding payables of $0 and $27,000, respectively, due to Thomas P. Smith. At June 30, 2008 and December 31, 2007, the Company had outstanding payables of $102,000 and $0, respectively, due to Patrick W. Smith. Management believes that the rates charged by Thomas P. Smith and Patrick W. Smith are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
     In the first quarter of 2007, the Company also entered into a charter agreement for future use of an aircraft for business travel from Thundervolt, LLC, owned by Patrick W. Smith, should the need arise. For the three and six months ended June 30, 2008 and 2007, the Company did not incur any direct charter expenses pursuant to its relationship with Thundervolt, LLC. Management believes that the rates charged by Thundervolt, LLC are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
     The Company performed a review of the above relationship with Thundervolt, LLC, in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R). The Company determined that the relationships did not meet the definition of a variable interest entity (VIE) as defined by FIN 46R as Thundervolt, LLC is adequately capitalized, its owners possess all of the essential characteristics of a controlling financial interest, and the Company does not have any voting rights in the entity. Therefore, the entity is not required to be consolidated into the Company’s results.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
TASER Foundation
     In November 2004, the Company established the TASER Foundation. The TASER Foundation is a 501(c)(3) non-profit corporation and has been granted tax exempt status by the IRS. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Daniel M. Behrendt, an officer of the Company, serves on the Board of Directors of the TASER Foundation. Over half of the initial $1 million endowment was contributed directly by TASER International, Inc. employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the three and six months ended June 30, 2008, the Company incurred approximately $58,000 and $107,000, respectively, in such administrative costs. For the three and six months ended June 30, 2007, the Company incurred approximately $43,000 and $91,000, respectively, in such administrative costs. The Company is authorized by its Board of Directors to make a discretionary contribution up to a maximum of $200,000 per quarter. For the three and six months ended June 30, 2008, the Company did not make a discretionary contribution to the TASER Foundation. For the three and six months ended June 30, 2007, the Company made discretionary contributions of $0 and $125,000, respectively.
Consulting services
     Beginning in August 2005, the Company agreed to pay Mark Kroll, a member of the Board of Directors, for consultancy services. The cumulative expenses for the three and six months ended June 30, 2008 were approximately $81,000 and $183,000, respectively. The cumulative expenses for the three and six months ended June 30, 2007 were approximately $76,000 and $124,000, respectively. At June 30, 2008 and December 31, 2007, the Company had accrued liabilities of approximately $58,000 and $20,000, respectively, related to these services.
11. Employee Benefit Plan
     In January 2006, the Company established a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $15,500. The Company currently matches 100% of the first 3% of eligible compensation contributed to the Plan by each participant and 50% of the next 2% of eligible compensation contributed to the plan by each participant. Beginning January 1, 2008, the Company’s matching contributions are immediately vested. During 2007 the Company’s matching contributions cliff vested at 20% per annum and become fully vested after five years of service, at age 59 1/2 regardless of service, upon the death or permanent disability of the employee, or upon termination of the Plan. The Company’s matching contributions to the Plan for the three and six months ended June 30, 2008 were $96,000 and $196,000, respectively. The Company’s matching contributions to the Plan for the three and six months ended June 30, 2007 were $61,000 and $121,000, respectively. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following is a discussion of the Company’s financial condition as of June 30, 2008 and results of operations for the three and six months ended June 30, 2008 and June 30, 2007. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: expected revenue and earnings growth; estimates regarding the size of our target markets; successful penetration of the law enforcement market; expansion of product sales to the private security, military and consumer self-defense markets; growth expectations for new and existing accounts; expansion of production capability; new product introductions; our expectations that we will hold certain investments until maturity; our expectations about deferred income taxes; assumptions about the future vesting of outstanding stock options; the outcome of pending litigation; trends about our working capital and the sufficiency of our capital resources and our business model. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; establishment and expansion of our direct and indirect distribution channels; attracting and retaining the endorsement of key opinion-leaders in the law enforcement community; the level of product technology and price competition for our products; the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; potential delays in international and domestic orders; implementation risks of manufacturing automation; risks associated with rapid technological change; execution and implementation risks of new technology; new product introduction risks; ramping manufacturing production to meet demand; litigation resulting from alleged product- related injuries; risks related to government inquiries; media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; product quality risks; potential fluctuations in quarterly operating results; competition; financial and budgetary constraints of prospects and customers; dependence upon sole and limited source suppliers; fluctuations in component pricing; risks of governmental regulations; dependence on a single product; dependence upon key employees; employee retention risks; and other factors detailed in the Company’s filings with the Securities and Exchange Commission including in “Part II — Item 1A. Risk Factors” in this report on Form 10-Q.
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
     Our core expertise includes proprietary, patented technology which is capable of incapacitating highly focused and aggressive persons. Competing non-lethal weapons rely primarily on pain to dissuade subjects from continuing unwanted behavior. Our proprietary Neuro-Muscular Incapacitation (NMI) technology uses electrical impulses to interfere with a person’s neuron-muscular system, causing substantial incapacitation regardless of whether the person feels or responds to pain. Our NMI technology stimulates the motor nerves which control muscular movement.

Results of Operations
Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
The following table sets forth, for the periods indicated, our statements of operations as well as the percentage relationship to total net revenues of items included in our statements of operations (dollars in thousands):

	Three Months Ended June 30,				Increase / (Decrease)
	2008		2007		$	%
Net sales	$21,101	100.0%	$25,863	100.0%	$(4,762)	-18.4%
Cost of products sold	7,496	35.5%	10,332	39.9%	(2,836)	-27.4%

Gross margin	13,605	64.5%	15,531	60.1%	(1,926)	-12.4%
Sales, general and administrative expenses	9,710	46.0%	8,345	32.3%	1,365	16.4%
Research and development expenses	3,020	14.3%	1,263	4.9%	1,757	139.1%
Legal judgment expense	5,200	24.6%	—	0.0%	5,200	100.0%

Income (loss) from operations	(4,325)	-20.5%	5,923	22.9%	(10,248)	-173.0%
Interest and other income, net	721	3.4%	427	1.7%	294	68.9%

Income (loss) before income taxes	(3,604)	-17.1%	6,350	24.6%	(9,955)	-156.8%
Provision (benefit) for income taxes	(1,588)	-7.5%	2,651	10.3%	(4,240)	-159.9%

Net income (loss)	$(2,016)	-9.6%	$3,699	14.3%	$(5,715)	-154.5%

Net Sales
     For the three months ended June 30, 2008 and 2007, sales by product line and by geography were as follows (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
Sales by Product Line
TASER X26	$11,464	54.3%	$16,656	64.4%
TASER C2	1,521	7.2%	—	0.0%
TASER Cam	816	3.9%	1,135	4.4%
ADVANCED TASER	496	2.4%	639	2.4%
Single Cartridges	4,690	22.2%	6,900	26.7%
Other	2,114	10.0%	533	2.1%

Total	$21,101	100.0%	$25,863	100.0%

	Three Months Ended June 30,
	2008	2007
United States	88%	79%
Other Countries	12%	21%

Total	100%	100%

     Net sales decreased $4.8 million, or 18%, to $21.1 million for the second quarter of 2008 compared to $25.9 million for the second quarter of 2007. We believe the decline in sales versus the prior year was the result of lower municipal spending in the U.S. as agencies reassigned budget dollars due to economic constraints, including significantly higher than budgeted fuel costs. In addition, the Company reported several large non-recurring international orders in the second quarter of 2007. As a result, sales of the TASER X26 product line decreased by $5.2 million, or 31%, to $11.5 million for the second quarter of 2008 compared to $16.7 million for the second quarter of 2007. Single cartridge sales also decreased by $2.2 million, or 32%. Partially offsetting these decreases was the introduction of the TASER C2 Personal Protector product which began shipping in July 2007. Sales of the TASER C2 were $1.5 million for the second quarter of 2008. The increase in other sales is primarily driven by growth in out of warranty repairs and extended warranty revenues. Other sales also include government grant, training and shipping revenues and are net of distributor discounts.
     International sales for the second quarter of 2008 and 2007 represented approximately $2.4 million, or 12%, and $5.4 million or 21%, of total net sales, respectively. The decline is due to several large non-recurring orders received in the second quarter of 2007.

Cost of Products Sold
     Cost of products sold decreased by $2.8 million, or 27%, to $7.5 million for the second quarter of 2008 compared to $10.3 million for the second quarter of 2007. As a percentage of net sales, cost of products sold decreased to 35.5% in the second quarter of 2008 compared to 39.9% in the second quarter of 2007. The 440 basis point improvement for the second quarter of 2008 compared to the second quarter of 2007 was the result of a combination of factors. Direct labor decreased as a percentage of net sales due to lower overtime and temporary labor costs and indirect manufacturing costs decreased as a percentage of net sales resulting from lower production scrap expense and having a fixed indirect cost base spread over increased production volumes and production hours in inventory compared to the prior year. Offsetting these decreases was an increase in product costs driven by a change in mix with lower X26 sales as a percentage of net sales, 54% of total sales in the second quarter of 2008 compared to 64% in the comparable 2007 quarter, replaced with sales of our lower margin C2 product line.
Gross Margin
     Gross margin decreased $1.9 million, or 12%, to $13.6 million for the second quarter of 2008 compared to $15.5 million for the second quarter of 2007. As a percentage of net sales, gross margins increased to 64.5% for the second quarter of 2008 compared to 60.1% for the second quarter of 2007. The 4.4% increase in gross margin as a percentage of net sales for the second quarter of 2008 was attributable to the decreased direct labor and indirect costs as a percentage of net sales attributable to the reasons noted above under the discussion of cost of products sold.
Sales, General and Administrative Expenses
     For the three months ended June 30, 2008 and 2007, sales, general and administrative expenses were comprised as follows (dollars in thousands):

	Three Months Ended June 30,
			$	%
	2008	2007	Change	Change
Salaries and benefits	$2,228	$1,679	$549	32.7%
Bonuses	71	355	(284)	-80.0%
Legal, professional and accounting fees	1,387	1,832	(445)	-24.3%
Consulting and lobbying services	711	590	121	20.5%
Advertising	553	161	392	243.5%
Travel and meals	1,096	769	327	42.5%
D&O and liability insurance	557	479	78	16.3%
Depreciation and amortization	451	444	7	1.6%
Stock-based compensation	279	238	41	17.2%
Other	2,378	1,798	580	32.3%

Total	$9,711	$8,345	$1,366	16.4%

Sales, general and administrative as % of net sales	46.0%	32.3%
     Sales, general and administrative expenses were $9.7 million and $8.3 million in the second quarter of 2008 and 2007, respectively, an increase of $1.4 million, or 16%. As a percentage of total net sales, sales, general and administrative expenses increased to 46% for the second quarter of 2008 compared to 32% for the second quarter of 2007, a function of higher expense and the decrease in net sales.
     The dollar increase for the second quarter of 2008 over the same period in 2007 is attributable to a $549,000 growth in salaries and benefits related to an increase in personnel (our headcount was 91 at June 30, 2008 compared to 70 at June 30, 2007) to support the expansion of our business infrastructure combined with an annual salary increase effective January 1, 2008. Advertising expense increased $392,000 due primarily to TASER C2 promotional efforts and infomercial costs. Travel and meal expense increased $327,000 due to higher tradeshow, and lobbying activity as well as the increased cost of air travel. The $580,000 increase in other expense is driven by higher tradeshow activity including the annual TASER tactical conference which occurred in the second quarter of 2008 but not until the third quarter of 2007, and higher recruiting and relocation costs. These increases were partially offset by a $445,000 decrease in legal, professional and accounting fees which is primarily attributable to the timing of proceedings of our outstanding litigation as well as seven cases where we have exceeded our insurance deductible, subsequent to which we are reimbursed for expenses incurred. Bonus expense also decreased $284,000 based on the pre-tax loss for the second quarter of 2008.

Research and Development Expenses
     Research and development expenses increased $1.7 million, or 139%, to $3.0 million for the second quarter of 2008 compared to $1.3 million for the second quarter of 2007. The increase is driven by a $1.1 million increase in third party consulting costs primarily associated with the development of AXON (Autonomous eXtended on-Officer Network). We expect to further increase research and development spending in 2008 as we accelerate development of new products. In addition, there was $243,000 growth in salary costs with headcount in our R&D department increasing 36% from 25 at June 30, 2007 to 34 at June 30, 2008, and an $81,000 increase in indirect supplies to support our continuing efforts to develop new products such as the XREP (Extended Range Electro-Muscular Projectile) and Shockwave.
Litigation judgment expense
     We recorded a $5.2 million non-cash charge in the second quarter of 2008 for an adverse jury verdict in the case of Betty Lou Heston, et al. v. City of Salinas, TASER International, Inc., et al. which found that extended TASER device application contributed 15 percent to the death of Robert C. Heston. While the jury attributed 85 percent of the cause of death to the actions of Mr. Heston, the jury awarded a total of $1.0 million in compensatory damages (for which damages will be covered by our liability insurance) and $5.2 million in punitive damages against TASER International based on alleged negligent failure to warn. The court has not yet entered an order of judgment, instead setting a schedule for post trial motions. We are pursuing all appropriate legal channels including filing an appeal in this matter at the appropriate time once a judgment is entered.
Interest and Other Income, Net
     Interest and other income increased by $294,000 or 69% to $721,000 for the second quarter of 2008 compared to $427,000 for the second quarter of 2007. The increase is attributable to other income of $387,000 related to the unused deferred insurance settlement proceeds recognized in the second quarter of 2008 upon the dismissal of all final appeals in the Samuel Powers v. TASER International personal injury case. This was partially offset by a $99,000 decrease in interest income due to lower average yields on our investments, partially offset by an $8.5 million increase in average funds invested in the second quarter of 2008 compared to the same period in 2007. Our cash and investment accounts earned interest at an average rate of 2.6% during the second quarter of 2008 compared to 4.0% during the second quarter of 2007.
Provision (benefit) for Income Taxes
     The provision for income taxes decreased by $4.3 million from a provision of $2.7 million for the second quarter of 2007 compared to a benefit of $1.6 million for the second quarter of 2008. The effective income tax rate for the second quarter of 2008 was 44.1% compared to 41.7% for the second quarter of 2007. The effective tax rate for the second quarter of 2008 has increased due to the higher impact of certain non-deductible items such as lobbying expenses against a lower taxable income base expected for the year ended December 31, 2008. In addition the rate is affected by the inclusion of the state research and development tax credit in the 2008 effective tax rate. No benefit for any federal research and development tax credit has been included in the 2008 effective tax rate. The effective tax rate for the second quarter of 2007 did not include any research and development tax credits. Offsetting the credit provision and reducing the effective tax rate in the second quarter of 2008 was the recording of a $250,000 valuation allowance against Arizona State NOL deferred tax assets.
Net Income (Loss)
     Net income decreased by $5.7 million to a net loss of $2.0 million for the second quarter of 2008 compared to net income of $3.7 million for the second quarter of 2007. Loss per basic and diluted share was $0.03 for the second quarter of 2008. This compares to income per basic and diluted share of $0.06 for the second quarter of 2007.
Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
     The following table sets forth, for the periods indicated, our statements of operations as well as the percentage relationship to total net revenues of items included in our statements of operations (dollars in thousands):

	Six Months Ended June 30,				Increase / (Decrease)
	2008		2007		$	%
Net sales	$43,588	100.0%	$41,165	100.0%	$2,423	5.9%
Cost of products sold	17,220	39.5%	16,745	40.7%	475	2.8%

Gross margin	26,368	60.5%	24,420	59.3%	1,948	8.0%
Sales, general and administrative expenses	18,871	43.3%	15,927	38.7%	2,944	18.5%
Research and development expenses	5,132	11.8%	2,233	5.4%	2,899	129.8%
Legal judgment expense	5,200	11.9%	—	0.0%	5,200	100.0%

Income (loss) from operations	(2,835)	-6.5%	6,260	15.2%	(9,095)	-145.3%
Interest and other income, net	1,223	2.8%	933	2.3%	290	30.9%

Income (loss) before income taxes	(1,612)	-3.7%	7,193	17.5%	(8,805)	-122.4%
Provision (benefit) for income taxes	(813)	-1.9%	2,999	7.3%	(3,812)	-127.1%

Net income (loss)	$(799)	-1.8%	$4,194	10.2%	$(4,993)	-119.1%

Net Sales
     For the six months ended June 30, 2008 and 2007, sales by product line and by geography were as follows (dollars in thousands):

	Six Months Ended June 30,
	2008		2007
Sales by Product Line
TASER X26	$22,638	51.9%	$25,938	63.1%
TASER C2	3,368	7.7%	—	0.0%
TASER Cam	1,784	4.1%	1,760	4.3%
ADVANCED TASER	2,055	4.7%	1,180	2.8%
Single Cartridges	10,224	23.5%	10,939	26.5%
Other	3,519	8.1%	1,348	3.3%

Total	$43,588	100.0%	$41,165	100.0%

	Six Months Ended June 30,
	2008	2007
United States	87%	82%
Other Countries	13%	18%

Total	100%	100%

     Net sales increased $2.4 million, or 6%, to $43.6 million for the first half of 2008 compared to $41.2 million for the first half of 2007. The growth in the first six months of 2008 was due to a combination of several factors. Contributing to the growth in net sales for the six months ended June 30, 2008 was the introduction of the TASER C2 Personal Protector product which began shipping in July 2007. Sales of the TASER C2 were $3.4 million for the first half of 2008. Additionally, sales of the Advanced TASER increased by $0.9 million due to a large purchase made by an international customer in the first quarter of 2008 and other sales have grown $2.2 million due to an increase in out of warranty replacement and extended warranty sales. Partially offsetting these increases was a decline in sales of our core X26 product line and single cartridges which we believe is a result of lower municipal spending in the U.S. as agencies reassigned budget dollars due to economic constraints, including significantly higher than budgeted fuel costs. This resulted in reduced sales of the TASER X26 product line which decreased by $3.3 million, or 13%, to $22.6 million for the first six months of 2008 compared to $25.9 million for the first six months of 2007. Single cartridge sales also decreased by $0.7 million, or 7%. Other sales also include government grant, training and shipping revenues and are net of distributor discounts.
     International sales for the first six months of 2008 and 2007 represented approximately $5.5 million, or 13%, and $7.4 million or 18% of total net sales, respectively. The decline is due to several large non-recurring orders received in the second quarter of 2007.
Cost of Products Sold
     Cost of products sold increased by $0.5 million, or 3%, to $17.2 million for the first six months of 2008 compared to $16.7 million for the first six months of 2007. As a percentage of net sales, cost of products sold decreased to 39.5 % in the first half of 2008 compared to 40.7 % in the first half of 2007. The decrease in cost of products sold as a percentage of net sales for the first six months of 2008 compared to the first six months of 2007 was driven by a combination of factors. Total direct costs increased as a percentage of sales primarily driven by higher material and direct labor costs; a function of change in product sales mix with only 52% of sales in the first half of 2008 coming from X26 sales compared to 63% in the first half of 2007 and the introduction of the lower margin C2 representing 8% of sales in the first 6 months of 2008. Offsetting the increase in direct costs was a reduction in indirect manufacturing costs as a percentage of net sales resulting from lower scrap expense and having reasonably fixed indirect costs spread over increased production volumes compared to the prior year.
Gross Margin
     Gross margin increased $2.0 million, or 8%, to $26.4 million for the first half of 2008 compared to $24.4 million for the first half of 2007. As a percentage of net sales, gross margins increased to 60.5% for the first six months of 2008 compared to 59.3% for the first six months of 2007. The 1.2% increase in gross margin as a percentage of net sales for the first half of 2008 was mainly attributable to the decreased percentage of indirect costs as a percentage of net sales for the reasons noted above under the discussion of cost of products sold.

Sales, General and Administrative Expenses
     For the six months ended June 30, 2008 and 2007, sales, general and administrative expenses were comprised as follows (dollars in thousands):

	Six Months Ended June 30,
			$	%
	2008	2007	Change	Change
Salaries and benefits	$4,331	$3,361	$970	28.9%
Bonuses	71	386	(315)	-81.6%
Legal, professional and accounting fees	2,818	3,491	(673)	-19.3%
Consulting and lobbying services	1,423	1,234	189	15.3%
Advertising	1,361	224	1,137	507.6%
Travel and meals	1,975	1,630	345	21.2%
D&O and liability insurance	1,090	955	135	14.1%
Depreciation and amortization	907	849	58	6.8%
Stock-based compensation	491	426	65	15.3%
Other	4,404	3,371	1,033	30.6%

Total	$18,871	$15,927	$2,944	18.5%

Sales, general and administrative as % of net sales	43.3%	38.7%
     Sales, general and administrative expenses were $18.9 million and $15.9 million in the first six months of 2008 and 2007, respectively, an increase of $3.0 million, or 19%. As a percentage of total net sales, sales, general and administrative expenses increased to 43.3% for the first half of 2008 compared to 38.7 % for the first half of 2007. The dollar increase for the first six months of 2008 over the same period in 2007 is attributable to a $1.1 million increase in advertising expense primarily due to expensing of $530,000 in capitalized production costs of the TASER C2 infomercial as well as ongoing promotion and infomercial airing costs. Salaries and benefits grew $970,000 related to an increase in personnel (our S,G&A headcount was 91 at June 30, 2008 compared to 70 at June 30, 2007) to support the expansion of our business infrastructure combined with an annual salary increase effective January 1, 2008. Additionally, travel and meal expenses have increased $345,000 due to higher tradeshow and lobbying activity as well as the increased cost of air travel. Consulting and lobbying services increased $189,000; and D&O and liability insurance costs are up $135,000 from amortization of increased annual premiums. The $1.0 million increase in other expense is primarily attributable to a $279,000 increase in recruiting and relocation expenses driven by hiring of new vice presidents of sales and marketing, a $210,000 increase in trade shows driven by the annual tactical conference being held in the second quarter of 2008 versus the third quarter of 2007 and a $162,000 in increased computer licensing and maintenance fees. These increases were partially offset by a $673,000 decrease in legal, professional and accounting fees which is primarily attributable to the timing of proceedings of our outstanding litigation as well as seven cases where we have exceeded our insurance deductible, subsequent to which we are reimbursed for expenses incurred, and a $315,000 decrease in bonuses due to the pre-tax loss in the first half of 2008.
Research and Development Expenses
     Research and development expenses increased $2.9 million, or 130%, to $5.1 million for the first six months of 2008 compared to $2.2 million for the first six months of 2007. The increase is driven by a $1.5 million increase in third party consulting costs primarily associated with the development of AXON (Autonomous eXtended on-Officer Network). We expect to further increase research and development spending in 2008 as we accelerate development of new products in the pipeline. In addition, there was $576,000 growth in salary costs with headcount increasing 36% from 25 at June 30, 2007 to 34 at June 30, 2008, and a $287,000 increase in indirect supplies to support our continuing efforts to develop new products such as the XREP (Extended Range Electro-Muscular Projectile) and Shockwave.
Litigation judgment expense
     As discussed above, we recorded a $5.2 million non-cash charge in the second quarter of 2008 for an adverse jury verdict received in the case of Betty Lou Heston, et al. v. City of Salinas, TASER International, Inc., et al.

Interest and Other Income, Net
     Interest and other income increased by $288,000 or 31% to $1.2 million for the first half of 2008 compared to $0.9 million for the first half of 2007. The increase is attributable to other income of $387,000 related to the unused deferred insurance settlement proceeds recognized in the second quarter of 2008 upon the dismissal of all final appeals in the Samuel Powers v. TASER International personal injury case. This was partially offset by a $105,000 decrease in interest income due to lower average yields on our investments, partially offset by a $9.7 million increase in average funds invested during the first six months of 2008 compared to the same period in 2007. Our cash and investment accounts earned interest at an average rate of 3.1% during the first half of 2008 compared to 4.2% during the first half of 2007.
Provision for Income Taxes
     The provision for income taxes decreased by $3.8 million from a provision of $3.0 million for the first six months of 2007 compared to a benefit of $0.8 million for the first six months of 2008. The effective income tax rate for the first half of 2008 was 50.4% compared to 41.7% for the second half of 2007. The effective tax rate for the second half of 2008 increased due to the higher impact of certain non-deductible items such as lobbying expenses against a lower taxable income base expected for the year ended December 31, 2008. In addition the rate is affected by the inclusion of the state research and development tax credit in the 2008 effective tax rate. No benefit for any federal research and development tax credit has been included in the 2008 effective tax rate. The effective tax rate for the first half of 2007 did not include any research and development tax credits. Offsetting the credit provision and reducing the effective tax rate in the first half of 2008 was the recording of a $250,000 valuation allowance against Arizona State NOL deferred tax assets.
Net Income (Loss)
     Net income decreased by $5.0 million to a net loss of $0.8 million for the first six months of 2008 compared to net income of $4.2 million for the first six months of 2007. Loss per basic and diluted share was $0.01 for the first half of 2008. This compares to income per basic and diluted share of $0.07 and $0.06, respectively, for the first half of 2007.

Liquidity and Capital Resources
Liquidity

	As of
	June 30, 2008	December 31, 2007
	(In thousands)
Cash, cash equivalents and short term investments	$33,026	$51,301
Accounts receivable, net	10,750	11,692
Inventory	20,554	13,507
Accounts payable, accrued liabilities and litigation judgment accrual	12,295	10,088
Working Capital	$58,716	$83,953
     As of June 30, 2008, we had $33.0 million in cash, cash equivalents and short term investments, a decrease of $18.3 million from December 31, 2007, which is primarily attributable to our use of $12.5 million to repurchase our common stock as well as investments in property and equipment and intangible assets, partially offset by net proceeds from the maturities of investment holdings. Net cash used by operating activities was $321,000 for the first six months of 2008.

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Net cash used by operating activities	$(321)	$(2,918)
Net cash provided by investing activities	2,785	3,241
Net cash provided by (used for) financing activities	$(12,240)	$1,436
     Net cash used by operating activities for the first six months of 2008 of $321,000 was driven by a $7.1 million increase in inventory as purposeful investment has been made in building cartridges along with the purchase of C2 and X26 raw materials, and building finished goods to support forecasted sales levels coupled with a $3.5 million reduction in accounts payable and accrued liabilities. The change in accounts payable and accrued liabilities reflects the timing of last check run of the second quarter being in closer proximity to period end than the last check run of December 2007 as well as the payment in January 2008 of $1.2 million for the second installment for automation equipment which was accrued at December 31, 2007. Offsetting these items were non cash add back adjustments to the net loss including $5.2 million in litigation judgment expenses, depreciation and amortization expense of $1.3 million, stock-based compensation expense of $731,000 and provision for warranty expense of $516,000. In addition, accounts receivable decreased $941,000 due to a decrease in sales in June 2008 compared to December 2007, (DSO’s increased slightly versus the prior quarter due to elimination of cash discounts in the first quarter of 2008), and prepaid and other assets decreased $2.9 million due to i) the net receipt of insurance reimbursements of legal fees incurred in excess of policy retention limits; ii) a decrease in prepaid advertising due to the expensing of TASER C2 infomercial production costs and iii) amortization of prepaid liability and D&O insurance premiums.

     Net cash provided by investing activities was $2.8 million during the six months ended June 30, 2008 which was comprised of $7.0 million in net proceeds from maturing investments partially offset by the use of $4.0 million to purchase property and equipment mainly related to new automation equipment and computer storage solutions. In addition, we invested $267,000 in intangible assets, primarily consisting of patent application costs.
     During the first six months of 2008, we utilized $12.2 million in financing activities, a function of the $12.5 million to repurchase 1.8 million shares of our common stock partially offset by $259,000 of proceeds attributable to stock options exercised in the period.
Capital Resources
     On June 30, 2008 we had total cash and short term investments of $33.0 million.
     We negotiated a revolving line of credit on July 13, 2004, through a domestic bank. The total availability on the line is $10 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on June 30, 2010 and requires monthly payments of interest only. At June 30, 2008, there was a calculated availability of $10.0 million based on the defined borrowing base, which is based on our eligible accounts receivable and inventory. At June 30, 2008, there were no borrowings under the line. Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage. At June 30, 2008 we were in compliance with all covenants.
     We expect that accounts receivable, inventory and accounts payable in the second half of 2008 will remain consistent with the levels at June 30, 2008; however, this will be managed closely to align with forecasted sales levels for the second half of 2008. Additionally, we expect to invest a further $3.9 million in manufacturing automation equipment in the second half of 2008 and will continue to ramp up research and development spending as we accelerate development of new products in the pipeline.
     We believe that our balance of total cash and short term investments of $33.0 million as of June 30, 2008, together with cash expected to be generated from operations, will be adequate to fund our operations and litigation costs for the next 12 months. We may require additional resources to expedite manufacturing of new and existing technologies to meet demand for our products. Based on our strong balance sheet and the fact we currently have no outstanding debt at June 30, 2008 we believe financing will be available at terms favorable to us, both through our existing credit lines and possible additional equity financing. However, there is no assurance that such sources will be available, or on terms acceptable to us.
Commitments and Contingencies
     On July 2, 2007, we entered into a contract with ATS Automation Tooling Systems Inc. for the purchase of equipment at a cost of approximately $8.4 million including $0.7 million of change orders made in the first quarter of 2008 for additional equipment. The equipment is expected to be delivered to and installed at the Company’s facility in 2008. Payments will be made in installments, with an initial $1.5 million deposit paid in 2007, $1.2 million was accrued at December 31, 2007 due to contractual requirements and paid in January 2008, and a further $1.8 million paid in the first half of 2008.The balance of $3.9 million is expected to be paid in 2008 from existing cash balances.
Off Balance Sheet Arrangements
     We have no off balance sheet arrangements as of June 30, 2008.

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
Standard Product Warranty Reserves
     We warrant our law enforcement products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective TASER unit for a fee. We warrant our new TASER C2 product for 90 days. We track historical data related to returns and warranty costs on a quarterly basis, and estimate future warranty claims by applying our weighted average rolling four quarter return rate to our product sales for the period. In the fourth quarter of 2007, we made a revision to the basis of calculating the four quarter return rate as the result of being able to more accurately capture data relating to the number of units replaced under standard warranty versus extended warranty terms. In addition, given the trend of sales growth experienced in 2007, particularly in the second half of the year, the estimated four quarter return rate is weighted to account for the higher return rate experienced in those periods. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of June 30, 2008, our reserve for warranty returns was $978,000 compared to a $919,000 reserve at December 31, 2007. Our reserve for warranty returns generally increased in the first half of 2008 as the result of the sales growth from established and new products in 2007. In the event that product returns under warranty differ from our estimates, changes to warranty reserves might become necessary.
Inventory
     Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost, which approximates the first-in, first-out (FIFO) method. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory decreased to $179,000 at June 30, 2008 compared to $321,000 at December 31, 2007 due to the write off of some slow moving raw material components. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves might become necessary.
Accounts Receivable
     Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. These allowances represent our best estimates and are based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. Our allowance for doubtful accounts was $200,000 and $190,000 at June 30, 2008 and December 31, 2007, respectively. In the event that actual uncollectible amounts differ from these estimates, changes in allowances for doubtful accounts might become necessary.
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

     In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which we adopted effective January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Under FIN 48, management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. Interest and penalties are recorded in the provision for income taxes. In 2007, we completed a research and development tax credit study which identified $3.1 million in tax credits for Federal and Arizona income tax purposes related to the 2003 through 2006 tax years and an estimate for the 2007 tax year, and as a result, we recognized $2.0 million in 2007 as a reduction in income tax expense. Additionally, we have estimated further $725,000 of tax credits are available for Arizona purposes for the 2008 tax year of which $244,000 is included for the first half of 2008. We made the determination that it was not more likely than not that the full benefit of these research and development tax credits would be sustained on examination and have increased the liability for unrecognized tax benefits to $1.2 million as of June 30, 2008. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
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
     In preparing our financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As a result of the shareholder litigation settlement expense recorded in the second quarter of 2006, we recorded a valuation allowance of $250,000 in 2006 against our deferred tax assets for Arizona Net Operating Losses (“NOL’s”). Further, as a result of the litigation judgment expense recorded in the second quarter of 2008, we recorded an additional $250,000 valuation allowance against the same deferred tax assets. We believe that, other than as previously described, as of June 30, 2008, based on our evaluation, no additional valuation allowance was deemed necessary as it is more likely than not that our net deferred tax assets will be realized. However, the deferred tax asset could be reduced in the near term if estimates of taxable income during the carryforward period are reduced.
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
     We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS No. 115) . All of our cash equivalents and marketable securities are treated as “held-to-maturity” under SFAS No. 115. Investments in fixed rate interest earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity,” no gains or losses are recognized due to changes in interest rates and as such, a 10% change in interest rates would not have a material adverse effect on our results of operations. These securities are reported at amortized cost, which approximates fair value.
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
     Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in internal control over financial reporting
     There were no changes in internal control over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     In the three and six months ended June 30, 2008 and 2007, we derived our revenues predominantly from sales of the TASER X26 brand devices and related cartridges, and expect to depend on sales of these products for the foreseeable future. A decrease in the prices of or demand for these products, or their failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.
If we are unable to manage the growth in our business, our prospects may be limited and our future profitability may be adversely affected.
     We intend to expand our sales and marketing programs and our manufacturing capacity as needed to meet future demand and new product introductions. Any significant expansion may strain our managerial, financial and other resources. If we are unable to manage our growth, our business, operating results and financial condition could be adversely affected. We will need to continually improve our operations, financial and other internal systems to manage our growth effectively, and any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects and profitability.
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
     Our products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. Our products may be associated with these injuries. A person injured in a confrontation or otherwise in connection with the use of our products may bring legal action against us to recover damages on the basis of theories including personal injury, wrongful death, negligent design, defective product or inadequate warning. We are currently subject to a number of such lawsuits. In the second quarter of 2008 we recorded a $5.2 million non-cash charge for an adverse jury verdict received in a wrongful death case. We may also be subject to lawsuits involving allegations of misuse of our products. If successful, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition. Although we carry product liability insurance, we do incur large legal expenses within our self insured retention limit in defending these lawsuits and significant litigation could also result in a diversion of management’s attention and resources, negative publicity and a potential award of monetary damages in excess of our insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that our existing or any future litigation will not have a material adverse effect on our revenues, our financial condition or financial results.

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

     We have filed a lawsuit in Federal District Court against Stinger Systems that alleges infringement of three of our U.S. patents: 6,999,295; 7,102,870; and 7,234,262. As a tactical move, Stinger Systems filed a motion to stay this case pending a request for ex-parte re-examination filed with the U.S. Patent and Trademark Office (USPTO) concerning only one of the patents in suit, 7,234,262. On February 21, 2008 the court denied Stinger Systems’ motion to stay this case. On June 23, 2008, the USPTO denied Stinger’s request for re-examination of this patent.
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
     We rely on the opinions of the U.S. Bureau of Alcohol, Tobacco,Firearms and Explosives, including the determination that a device that has projectiles propelled by the release of compressed gas, in place of the expanding gases from ignited gunpowder, is not classified as a firearm. Changes in statutes, regulations, and interpretation outside of our control may result in our products being classified or reclassified as firearms. Our market to civilians could be substantially reduced if consumers are required to obtain registration to own a firearm prior to purchasing our products.
Competition in the law enforcement and corrections market could reduce our sales and prevent us from achieving profitability.
     The law enforcement and corrections market is highly competitive. We face competition from numerous larger, better capitalized and more widely known companies that make other non-lethal devices and products. Increased competition may result in greater pricing pressure, lower gross margins and reduced sales. During 2007, a competitor introduced a new device to compete with the TASER X26. We are unable to predict the impact such products will have on our sales or our sales cycle, but existing or potential customers may choose to evaluate such products which could lengthen our sales cycle and potentially reduce our future sales.
Defects in our products could reduce demand for our products and result in a loss of sales, delay in market acceptance and injury to our reputation.
     Complex components and assemblies used in our products may contain undetected defects that are subsequently discovered at any point in the life of the product. Defects in our products may result in a loss of sales, delay in market acceptance, injury to our reputation and increased warranty costs.

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
     We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. Beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2005, we have been required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. Such report also contains a statement that our independent registered public accounting firm has audited internal control over financial reporting. In our Form 10-K for our 2005 fiscal year, because of our previously reported material weaknesses related to not having controls in place to record appropriate accruals related to professional fees in the appropriate accounting period and inadequate resources related to accounting and financial statement preparation particularly with respect to financial statement footnote preparation were not fully remediated and tested at December 31, 2005, our management assessment and the report of our independent registered public accounting firm concluded that our internal controls were not effective at December 31, 2005.
     Because of our prior material weaknesses, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected. While we completed our remediation efforts to address these material weaknesses and did not identify any materials weaknesses at June 30, 2008, we cannot assure you that material weaknesses will not occur in future periods. If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting. We have incurred, and expect to continue to incur, increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or our independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor confidence in us may be adversely affected and could cause a decline in the market price of our stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth our purchases of our common stock in the second quarter of 2008 and the footnote below designates the repurchase program that the shares were purchased under.

Issuer Purchases of Equity Securities
	(a) Total		(c) Total Number of	(d) Maximum Number
	Number of	(b) Average	Shares Purchased as	of Shares that May Yet
	Shares	Price Paid	Part of Publicly	Be Purchased Under
Period	Purchased	per Share	Announced Programs	the Program
April 29 – April 30	750,000	$7.48	750,000 (a)	—
May 1 – May 30	250,000	$7.37	1,000,000 (a)	—
June 1 – June 30	791,600	$6.34	1,791,600 (a)	—

(a)	On April 28 2008, we announced that our Board of Directors authorized the repurchase of up to $12.5 million of our common stock subject to stock market conditions and corporate considerations. All shares were repurchased in open market transactions and this program has been completed.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following matters were submitted to a vote of our security holders at our annual shareholders meeting held on May 28, 2008:
•	Election of Patrick W. Smith, Mark W. Kroll and Judy Martz to serve a three year term on the Board of Directors

•	Ratification of the appointment of Grant Thornton LLP as our independent auditors for the year ended December 31, 2008
Election of Directors
     The allocation of votes for the election of Patrick W. Smith, Mark W. Kroll and Judy Martz to the Board of Directors was as follows:

	FOR	%	WITHELD	%
Patrick W. Smith	49,986,483	95.83%	2,177,996	4.17%
Mark W. Kroll	49,965,428	95.79%	2,199,051	4.21%
Judy Martz	48,949,993	93.84%	3,214,486	6.16%
Ratification of Auditors
     The allocation of votes for the ratification of the appointment of Grant Thornton LLP as our independent auditors for the year ended December 31, 2008 was as follows:

FOR	%	AGAINST	%	ABSTAIN	%
50,192,553	96.21	1,733,280	3.32%	238,646	0.45%
Thomas P. Smith, Matthew R. McBrady, Bruce R. Culver, Michael Garnreiter, John S. Caldwell and Richard H. Carmona continued their terms as directors of the Company after the 2008 Annual Meeting.
ITEM 6. EXHIBITS

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Principal Executive Officer and Principal Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.
Date: August 11, 2008	/s/ Patrick W. Smith
Patrick W. Smith,
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2008	/s/ Daniel M. Behrendt
Daniel M. Behrendt
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits
Exhibits:

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities exchange Act of 1934.

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities exchange Act of 1934.

32	Principal Executive Officer and Principal Financial Officer Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.