Form 10-Q
period 2008-09-30
TASER INTERNATIONAL INC
filed 2008-11-07
CIK 1069183

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 61,710,478 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of November 5, 2008.

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TASER INTERNATIONAL, INC.
BALANCE SHEETS
(UNAUDITED)

	September 30, 2008	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$42,499,289	$42,801,461
Short-term investments	—	8,499,978
Accounts receivable, net of allowance of $200,000 and $190,000 at September 30, 2008 and December 31, 2007, respectively	11,600,310	11,691,553
Inventory	17,475,342	13,506,804
Prepaids and other assets	1,852,565	4,318,661
Deferred income tax assets, net	7,037,158	15,608,325

Total current assets	80,464,664	96,426,782
Long-term investments	5,002,858	9,006,493
Property and equipment, net	26,454,698	23,599,680
Deferred income tax assets, net	12,941,086	6,724,104
Intangible assets, net	2,253,026	1,925,139
Other long-term assets	29,828	81,203

Total assets	$127,146,160	$137,763,401

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$6,766,847	$10,088,139
Litigation judgment accrual	5,200,000	—
Current deferred revenue	2,168,629	1,694,644
Customer deposits	292,308	266,728
Current portion of capital lease obligations	—	19,257
Deferred insurance settlement proceeds	—	404,848

Total current liabilities	14,427,784	12,473,616
Capital lease obligations, net of current portion	—	11,695
Deferred revenue, net of current portion	3,971,877	3,541,267
Liability for unrecorded tax benefits	1,056,619	1,100,073

Total liabilities	19,456,280	17,126,651

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized; no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.00001 par value per share; 200 million shares authorized; 61,710,478 and 63,263,903 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	638	635
Additional paid-in capital	86,612,560	86,911,381
Treasury stock, 2,091,600 and 300,000 shares at September 30, 2008 and December 31, 2007, respectively	(14,708,237)	(2,208,957)
Retained earnings	35,784,919	35,933,691

Total stockholders’ equity	107,689,880	120,636,750

Total liabilities and stockholders’ equity	$127,146,160	$137,763,401

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net Sales	$22,859,459	$28,533,419	$66,447,272	$69,698,610

Cost of products sold:
Direct manufacturing expense	6,286,067	8,897,407	19,877,521	20,844,866
Indirect manufacturing expense	2,677,850	3,629,240	6,306,617	8,426,684

Total cost of products sold	8,963,917	12,526,647	26,184,138	29,271,550

Gross margin	13,895,542	16,006,772	40,263,134	40,427,060

Sales, general and administrative expenses	9,055,060	8,145,117	27,925,704	24,071,952
Research and development expenses	3,331,697	978,011	8,463,231	3,211,646
Litigation judgment expense	—	—	5,200,000	—

Income (loss) from operations	1,508,785	6,883,644	(1,325,801)	13,143,462

Interest and other income, net	269,718	519,671	1,492,448	1,453,073

Income before provision for income taxes	1,778,503	7,403,315	166,647	14,596,535
Provision for income taxes	1,128,126	1,249,277	315,419	4,248,735

Net income (loss)	$650,377	$6,154,038	$(148,772)	$10,347,800

Income (loss) per common and common equivalent shares
Basic	$0.01	$0.10	$(0.00)	$0.17
Diluted	$0.01	0.09	(0.00)	$0.16

Weighted average number of common and common equivalent shares outstanding
Basic	61,714,889	62,950,482	62,568,846	62,441,170
Diluted	63,313,702	66,186,297	62,568,846	65,434,448
The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$(148,772)	$10,347,800
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	1,945,526	1,843,272
Loss on disposal of fixed assets	78,207	4,930
Provision for doubtful accounts	10,023	—
Provision for excess and obsolete inventory	375,363	56,690
Provision for warranty	409,102	1,272,537
Stock-based compensation expense	1,396,113	1,007,814
Deferred insurance settlement proceeds recognized	(404,848)	(23,924)
Provision for deferred income taxes	295,776	4,036,614
Litigation judgment expense	5,200,000	—
Change in assets and liabilities:
Accounts receivable	81,220	(2,937,920)
Inventory	(4,343,901)	(1,755,736)
Prepaids and other assets	2,517,471	(141,330)
Accounts payable and accrued liabilities	(3,730,394)	(739,274)
Deferred revenue	904,595	1,483,806
Customer deposits	25,580	226,269
Accrued litigation settlement	—	(8,000,000)

Net cash provided by operating activities	4,611,061	6,681,548

Cash Flows from Investing Activities:
Purchases of investments	(43,887,640)	(100,823,821)
Proceeds from maturity of investments	56,391,253	103,868,680
Purchases of property and equipment	(4,791,190)	(3,721,363)
Purchases of intangible assets	(446,400)	(328,966)

Net cash provided by (used in) investing activities	7,266,023	(1,005,470)

Cash Flows from Financing Activities:
Repurchase of common stock	(12,499,280)	—
Proceeds from options exercised	320,024	2,570,345
Payments under capital leases	—	(33,703)

Net cash provided by (used in) financing activities	(12,179,256)	(33,703)

Net increase (decrease) in Cash and Cash Equivalents	(302,172)	5,642,375
Cash and Cash Equivalents, beginning of period	42,801,461	18,773,685

Cash and Cash Equivalents, end of period	$42,499,289	$24,416,060

Supplemental Disclosure:
Cash paid for interest	$—	$4,092
Cash paid for income taxes — net	$473,468	$350,000

Non Cash Transactions:
Deferred tax asset correction (see footnote 6)	$2,014,955	$—
Shareholder derivative lawsuit settlement	$—	$1,750,000
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
a. Basis of presentation
     The accompanying unaudited financial statements of TASER International, Inc. include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of September 30, 2008 and for the periods ended September 30, 2008 and 2007. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited financial statements in accordance with applicable rules.
     The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year (or any other period) and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
b. Segment information and major customers
     Management has determined that its operations are comprised of one reportable segment. For the three and nine months ended September 30, 2008 and 2007, sales by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	84%	85%	86%	83%
Other Countries	16%	15%	14%	17%

Total	100%	100%	100%	100%

     Sales to customers outside of the United States are denominated in U.S. dollars and are attributed to each country based on the billing address of the distributor or customer. To date no individual country outside the U.S. has represented a material amount of total net sales. Substantially all assets of the Company are located in the United States.
     One distributor represented 13% of total net sales in the third quarter of 2008. In the third quarter of 2007 there were two distributors each comprising approximately 17% and 13% of total net sales. In the nine months ended September 30, 2008 and 2007 one distributor represented approximately 12% and 13%, respectively, of total net sales. At September 30, 2008, the Company had receivables from two customers comprising 17% and 11% of the aggregate accounts receivable balance. At December 31, 2007, the Company had receivables from two customers comprising 20% and 10% of the aggregate accounts receivable balance.
c. Stock-Based compensation
     The Company applies the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized in the three and nine months ended September 30, 2008 and 2007 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     Total stock-based compensation expense recognized in the income statement for the three and nine months ended September 30, 2008 was $665,000 and $1,396,000 before income taxes, respectively, $317,000 and $881,000 of which was related to Incentive Stock Options (“ISOs”) for which no tax benefit is recognized. Total stock-based compensation expense recognized in the income statement for the three and nine months ended September 30, 2007 was $417,000 and $1,008,000 before income taxes, respectively, $338,000 and $817,000 of which was related to ISOs for which no tax benefit is recognized. During the three and nine months ended September 30, 2008 and 2007, the Company did not recognize the tax benefit related to the exercise of stock options as a result of SFAS No. 123(R). The tax benefit will be recorded when the Company realizes the benefit in cash or with an offset to taxes payable in future periods. The total unrecognized tax benefit related to the non-qualified disposition of stock options in the three and nine months ended September 30, 2008 was approximately $136,000 and $201,000, respectively. The total unrecognized tax benefit related to the non-qualified disposition of stock options in the three and nine months ended September 30, 2007 was approximately $22,000 and $63,000 respectively.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
     SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. Management has elected to use the Black-Scholes-Merton option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the three and nine month periods ended September 30, 2008 and 2007 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected life of options	4.0 years	4.0 years	4.0 years	4.0 years
Weighted average volatility	67.4%	69.6%	68.1%	58.8%
Weighted average risk-free interest rate	3.0%	4.4%	3.0%	4.7%
Dividend rate	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of options granted	$2.93	$8.53	$3.27	$5.05
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
d. Income (loss) per common share
     The Company accounts for income (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if outstanding stock options were exercised. The calculation of the weighted average number of shares outstanding and earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share
Net income (loss)	$650,377	$6,154,038	$(148,772)	$10,347,800

Denominator for basic earnings per share — weighted average shares outstanding	61,714,889	62,950,482	62,568,846	62,441,170
Dilutive effect of shares issuable under stock options outstanding	1,598,813	3,235,815	—	2,993,278

Denominator for diluted earnings per share — adjusted weighted average shares outstanding	63,313,702	66,186,297	62,568,846	65,434,448

Net income (loss) per common share
Basic	$0.01	$0.10	$(0.00)	$0.17
Diluted	$0.01	$0.09	$(0.00)	$0.16
     Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method. For the three months ended September 30, 2008, the effects of 3,822,794 stock options were excluded from the calculation of diluted net income per share as their exercise prices were greater than the closing price of our common stock on September 30, 2008. As a result of the net loss for the nine months ended September 30, 2008, 3,979,808 stock options were considered anti-dilutive and excluded from the calculation as their effect would have been to reduce the net loss per share. For the three and nine months ended September 30, 2007, the effects of 248,964 and 399,230 stock options, respectively, were excluded from the calculation of diluted net income per share as their exercise prices were greater than the closing price of our common stock on September 30, 2007.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
e. Warranty costs
          The Company warrants its X26 products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective unit for a fee. The C2 product is warranted for a period of 90 days after purchase. The Company also sells extended warranties for periods of up to four years after the expiration of the limited one year warranty. Management tracks historical data related to returns and warranty costs on a quarterly basis, and estimates future warranty claims by applying an estimated weighted average rolling four quarter return rate to the product sales for the period. In the fourth quarter of 2007, management made a revision to the basis of calculating the four quarter return rate as the result of being able to more accurately capture data relating to the number of units replaced under standard warranty versus extended warranty terms. In addition, given the trend of sales growth experienced in 2007, particularly in the second half of the year, the estimated four quarter return rate is weighted to account for the higher return rate experienced in those periods. If management becomes aware of a component failure that could result in larger than anticipated returns from its customers, the reserve would be increased. After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the TASER X26 for a prorated price depending on when the product was placed into service and replace the ADVANCED TASER device for a fee of $75. These fees are intended to cover the handling and repair costs and include a profit. The following table summarizes the changes in the estimated product warranty liabilities for the nine months ended September 30, 2008 and 2007:

	2008	2007
Balance at January 1,	$919,254	$713,135
Utilization of accrual	(558,593)	(828,058)
Warranty expense	409,102	1,272,537

Balance at September 30,	$769,763	$1,157,614

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
          In December 2007, the Emerging issues Task Force (“EITF”) reached a consensus on EITF issue No. 07-1 “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 establishes the accounting and disclosure requirements for participants in collaborative arrangements conducted without the creation of a separate legal entity. EITF 07-1 was effective for annual periods beginning after December 15, 2007. The adoption of EITF 07-1 did not have a material impact on the Company’s financial position.
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
2. Cash, cash equivalents and investments
          Cash and cash equivalents include funds on hand and short-term investments with original maturities of three months or less. Short-term investments include securities generally having maturities of 90 days to one year. Long-term investments include securities having maturities of more than one year. The Company’s long-term investments are invested in federal agency mortgage-backed securities, and are classified as held to maturity. These investments are recorded at amortized cost. Management intends to hold these securities until maturity. The Company’s cash equivalent investments held in money market funds as of September 19, 2008 are insured by the Federal Government as part of the Temporary Guarantee Program for Money Market Funds.
          The following is a summary of cash, cash equivalents and held-to-maturity investments by type at September 30, 2008 and December 31, 2007:

	September 30, 2008				December 31, 2007
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Cash and money market funds	$42,499,289	$—	$—	$42,499,289	$29,687,138	$—	$—	$29,687,138
Commercial paper	—	—	—	—	13,114,323	—	(37,838)	13,076,485
Government sponsored entity securities	5,002,858	6,793	—	5,009,651	17,506,471	14,238	(12,022)	17,508,687

Total cash, cash equivalents and investments	$47,502,147	$6,793	$—	$47,508,940	$60,307,932	$14,238	$(49,860)	$60,272,310

     The following table summarizes the classification of cash, cash equivalents and investments in the accompanying balance sheet.

	September 30,	December 31,
	2008	2007
Cash	$42,499,289	$29,687,138
Cash equivalents	—	13,114,323

Total cash and cash equivalents	42,499,289	42,801,461

Short term investments	—	8,499,978
Long term investments	5,002,858	9,006,493

	$47,502,147	$60,307,932

     The following table summarizes the contractual maturities of commercial paper and government sponsored entity securities, identified above as cash equivalents, short term and long term investments at September 30, 2008 and December 31, 2007. During the third quarter ended September 30, 2008, $5.5 million of long term investments held in government sponsored entity securities were called at par value.

	September 30,	December 31,
	2008	2007
Less than 1 year	$—	$21,614,301
1-3 years	5,002,858	9,006,493

	$5,002,858	$30,620,794

     The Company had no unrealized losses on held-to-maturity investments at September 30, 2008.
3. Inventory
     Inventory is stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials which approximates the first-in, first-out (FIFO) method and manufacturing labor and overhead. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventories as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Raw materials and work-in-process	$9,200,467	$8,475,055
Finished goods	8,731,270	5,352,304
Reserve for excess and obsolete inventory	(456,395)	(320,555)

Total Inventory	$17,475,342	$13,506,804

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
4. Intangible assets
     Intangible assets consisted of the following at September 30, 2008 and December 31, 2007:

		September 30, 2008			December 31, 2007
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
TASER.com domain name	5 Years	$60,000	$60,000	$—	$60,000	$60,000	$—
Issued patents	4 to 15 Years	648,153	150,316	497,837	402,058	115,863	286,195
Issued trademarks	9 to 11 Years	39,081	8,547	30,534	36,466	5,206	31,260
Non compete agreements	5 to 7 Years	150,000	72,500	77,500	150,000	52,143	97,857

		897,234	291,363	605,871	648,524	233,212	415,312

Unamortized intangible assets:
TASER Trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		747,155		747,155	609,827		609,827

		1,647,155		1,647,155	1,509,827		1,509,827

Total intangible assets		$2,544,389	$291,363	$2,253,026	$2,158,351	$233,212	$1,925,139

     Amortization expense for the three and nine months ended September 30, 2008 was $21,000 and $58,000, respectively. Amortization expense for the three and nine months ended September 30, 2007 was $16,000 and $45,000, respectively. Estimated amortization expense of intangible assets for the remaining three months of 2008, the next five years ended December 31, and thereafter is as follows:

2008 (remainder of year)	$21,608
2009	74,425
2010	66,318
2011	58,606
2012	38,606
2013	38,605
Thereafter	307,703

$605,871

5. Accounts payable and accrued liabilities
     Accounts payable and accrued liabilities consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Accounts payable	$3,782,944	$7,304,112
Accrued salaries and benefits	962,852	1,046,534
Accrued expenses	1,251,288	818,239
Accrued warranty expense	769,763	919,254

Total	$6,766,847	$10,088,139

6. Income taxes
     The deferred income tax assets at September 30, 2008 are comprised primarily of a net operating loss carryforward, which resulted from the compensation expense the Company recorded for income tax purposes when employees exercised stock options in 2004. For the three and nine months ended September 30, 2008, the Company did not recognize additional tax benefits related to stock options exercised. Additionally, capitalized research and development costs, research and development tax credits, warranty and inventory reserves, accrued vacation and other items have contributed to the deferred income tax assets.
     The Company’s total current and long term deferred tax asset balance at September 30, 2008 is $20.0 million. In preparing the Company’s interim financial statements, management has assessed the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
     A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business, as well as the generation of sufficient future taxable income. Primarily as a result of the shareholder litigation settlement expense recorded in the second quarter of 2006 and the litigation judgment expense recorded in the second quarter of 2008, management has determined that it is more likely than not that its net operating loss carryforwards for the state of Arizona, which expire in 2009, will not be fully realized. Accordingly, the Company has a valuation allowance of $500,000 against its deferred tax assets as of September 30, 2008, $250,000 of which was recognized as a reduction to the net income tax benefit in the second quarter of 2008. Management believes that, other than as previously described, as of September 30, 2008 based on an evaluation and projections of future sales and profitability, no other valuation allowance was deemed necessary as management concluded that it is more likely than not that the Company’s net deferred tax assets will be realized. However, the deferred tax asset could be reduced in the near-term if estimates of future taxable income during the carryforward period are reduced.
     In July 2000, the Company granted 136,364 warrants to acquire Company stock at an exercise price of $0.55 per share to a member of its Board of Directors as additional consideration for a $1.5 million loan. In October 2004, the stock warrants were exercised with an intrinsic value of $5,233,650. As a result of personnel changes, a 1099 was issued to the Board member in error. The Company included the $5,233,650 as stock compensation expense in its 2004 tax return and, because the Company had a net operating loss carryforward, recorded a $2,014,955 deferred tax asset on the balance sheet and a corresponding increase to additional paid in capital. The Company’s 2004 tax return was audited by the IRS in 2007 with no adjustment made to the stock compensation expense deduction recorded by the Company. During a tax examination of the Board member’s tax return it was determined that the exercise of the warrant should not have created taxable income and that the inclusion of the intrinsic value of the warrant in the director’s 1099 was in fact, an error. Accordingly, in the second quarter of 2008, the Company reduced its deferred tax asset balance and additional paid in capital by $2,014,955. The adjusting entry was a balance sheet only adjustment and had no impact on retained earnings and was not considered material to the associated account balances or the balance sheet as a whole.
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
     In 2007, the Company completed a research and development tax credit study which identified $3.1 million in tax credits for Federal and Arizona income tax purposes related to the 2003 through 2006 tax years and an estimate for the 2007 tax year. As a result, the Company recognized $2.0 million in 2007 as a reduction in income tax expense. Management made the determination that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and recorded a liability for unrecognized tax benefits of $1.1 million as of December 31, 2007. Management has estimated that an additional $550,000 of tax credits are available for Arizona purposes for the 2008 tax year with a prorated portion recorded as a component of the effective tax rate for the three and nine months ended September 30, 2008. As of September 30, 2008, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease within the next 12 months. Should the unrecognized tax benefit of $1.1 million be recognized, our effective tax rate would be favorably impacted.
     The following presents a rollforward of our liability for unrecognized tax benefits as of September 30, 2008:

Unrecognized Tax
Benefits
Balance at January 1, 2008	$1,100,073
Increase in prior year tax positions	—
Increase in current year tax positions	5,389
Decrease related to adjustment of previous estimates of 2007 activity	(48,843)
Decrease related to settlements with taxing authorities	—
Decrease related to lapse in statute of limitations	—

Balance at September 30, 2008	$1,056,619

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
     The effective income tax rate for the third quarter of 2008 was 63.4% compared to 16.9% for the third quarter of 2007. The effective income tax rate for the first nine months of 2008 was 189.3% compared to 29.1% for the first nine months of 2007. The effective tax rate for the three and nine months ended September 30, 2008 increased compared to the same periods in the prior year due to the higher impact of certain non-deductible items such as lobbying expenses against a lower taxable income base expected for the year ended December 31, 2008. In addition the rate is impacted by the inclusion of the state research and development tax credit in the 2008 effective tax rate, while the 2007 effective tax rate was impacted by a $1.8 million reduction in income tax expense related to the initial research and development tax study competed in the third quarter of 2007. Further increasing the 2008 effective tax rate was the recording of the $250,000 valuation allowance against Arizona State NOL deferred tax assets discussed above.
     During the third quarter, the United States Internal Revenue Service completed its audit of the Company’s 2006 fiscal year tax returns with no significant findings.
7. Stockholders equity
Stock Repurchase
     In April 2008, TASER’s Board of Directors authorized a stock repurchase program to acquire up to $12.5 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. During the nine months ended September 30, 2008, the Company repurchased 1.79 million shares at a weighted average cost of $6.98 and a total cost of $12.5 million.
Stock Option Award Activity
     At September 30, 2008, the Company had three stock-based compensation plans, which are described more fully in Note 10 to the financial statements included in the Company’s Annual Report on Form 10-K.
     The following table summarizes the stock options available and outstanding as of September 30, 2008 as well as activity during the nine months then ended:

		Outstanding Options
	Shares Available for		Weighted Average
	Grant	Number of options	Exercise Price
Balance at December 31, 2007	4,900,947	5,234,072	$6.06
Granted	(2,173,471)	2,173,471	$6.11
Exercised	—	(263,409)	$1.12
Expired/terminated	6,466	(6,466)	$16.86

Balance at September 30, 2008	2,733,942	7,137,668	$6.24

     The options outstanding as of September 30, 2008 have been segregated into five ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number	Exercise	Contractual	Number	Exercise
Range of Exercise Price	Outstanding	Price	Life	Exercisable	Price

$0.28 - $0.99	1,014,886	$0.36	4.3	1,014,886	$0.36
$1.03 - $2.41	858,875	$1.58	3.9	858,875	$1.56
$5.02 - $9.93	4,291,608	$7.03	7.6	2,188,255	$7.97
$10.07 - $19.76	910,299	$12.27	7.6	603,559	$12.98
$20.12 - $29.98	62,000	$23.91	5.8	62,000	$23.91

$0.28 - $29.98	7,137,668	$6.24	6.7	4,727,575	$6.02

     The total fair value of options exercisable at September 30, 2008 and 2007 was $14.8 million and $13.6 million, respectively. Aggregate intrinsic value of options outstanding and options exercisable was $14.3 million and $11.8 million, respectively, at September 30, 2008. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $7.15 per share, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised for the three and nine month periods ended September 30, 2008 was $93,000 and $2.3 million, respectively. Total intrinsic value of options exercised for the three and nine month periods ended September 30, 2007 was $2.1 million and $7.0 million, respectively.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
     At September 30, 2008, the Company had 2,410,093 unvested options outstanding with a weighted average exercise price of $6.67 per share and weighted average remaining contractual life of 9.6 years. Of these unvested options outstanding, management estimates that approximately 2,308,870 options will ultimately vest based on its historical experience.
     A summary of the status of the Company’s unvested options as of September 30, 2008 and changes during the nine months ended September 30, 2008, is presented below:

		Weighted Average
		Grant Date Fair
Unvested options	Options	Value
Unvested at January 1, 2008	550,840	$5.12
Granted	2,173,471	$3.27
Vested	(314,218)	$4.63
Forfeited	—	$—

Unvested at September 30, 2008	2,410,093	$3.51

     As of September 30, 2008, total unrecognized stock-based compensation expense related to unvested stock options was approximately $8.0 million, which is expected to be recognized over a remaining weighted average period of approximately 17 months.
     The Company granted 175,000 of performance-based stock options in the third quarter of 2008, the exercise of which is contingent upon the completion of certain performance criteria related to the successful development and market acceptance of future product introductions. These options will vest and compensation expense will be recognized based on the probability of the performance criteria being satisfied, adjusted at each balance sheet date. At September 30, 2008 the fair value of the performance-based options was estimated to be $336,000, and the Company recognized compensation expense of approximately $30,000.
8. Line of credit
     The Company has a line of credit agreement with a bank which provides for a total availability of $10.0 million. The line is secured by the Company’s accounts receivable and inventory and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime (4.5% at September 30, 2008). The availability under this line is computed on a monthly borrowing base, which is based on the Company’s eligible accounts receivable and inventory. The line of credit matures on June 30, 2010 and requires monthly payments of interest only. At September 30, 2008 there was no amount outstanding under the line of credit and the available borrowing was $10.0 million. There have been no borrowings under the line of credit to date.
     The Company’s agreement with the bank requires the Company to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage ratios. At September 30, 2008, the Company was in compliance with all such covenants.
9. Commitments and Contingencies
Equipment purchase commitment
     On July 2, 2007, the Company entered into a contract with Automation Tooling Systems Inc. for the purchase of equipment at a cost of approximately $7.7 million. Subsequent to the initial order, the Company placed a $0.7 million change order to this agreement for additional equipment and modifications. The equipment is expected to be delivered to and installed at the Company’s facility in the first quarter of 2009. Payments will be made in installments, with an initial $1.5 million deposit paid in 2007, installments of $2.9 million paid in the first nine months of 2008, and the balance of $4.0 million expected to be paid by December 31, 2008. The installments paid to date have been recorded in property, plant and equipment in the accompanying balance sheet.
Legal proceedings
Product Liability Litigation
     The Company is currently named as a defendant in 40 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers or during training exercises. Companion cases arising from the same incident have been combined into one for reporting purposes. Included in this number is the Heston lawsuit where a jury verdict was entered against the Company on June 7, 2008, but judgment has not yet been entered. See below for more detail specific to this case. In addition, 77 other lawsuits have been dismissed or judgment entered in favor of the Company which are not included in this number. An appeal was filed by the plaintiff in the Wilson (GA) litigation and the Neal-Lomax (NV) litigation where judgment was entered in favor of the Company. With respect to each of the pending 41 lawsuits, the following table lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. This table also lists those cases that were dismissed during the most recent fiscal quarter. Cases that were dismissed in prior fiscal quarters are not included in this table. In each of the pending lawsuits, the plaintiff is seeking monetary damages from the Company. The defense of each of these lawsuits has been submitted to our insurance carriers that maintained insurance coverage during these applicable periods and we continue to maintain product liability insurance coverage with varying limits and deductibles. Our product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and per incident deductibles from $10,000 to $500,000. We are defending each of these lawsuits vigorously.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued

Plaintiff	Served	Jurisdiction	Claim Type	Status
Glowczenski	Oct-04	US District Court, ED NY	Wrongful Death	Discovery Phase
Washington	May-05	US District Court, ED CA	Wrongful Death	Discovery Phase
Sanders	May-05	US District Court ED CA	Wrongful Death	Case Stayed
Graff	Sep-05	Maricopa Superior Court, AZ	Wrongful Death	Discovery Phase
Heston	Nov-05	US District Court, ND CA	Wrongful Death	Plaintiff Verdict, punitive damages thrown out, post trial motions pending, judgment not entered yet
Rosa	Nov-05	US District Court, ND CA	Wrongful Death	Trial Scheduled July -09
Yeagley	Nov-05	Hillsborough County Circuit County, FL	Wrongful Death	Discovery Phase
Neal-Lomax	Dec-05	US District Court, NV	Wrongful Death	Dismissed, appeal pending
Yanga Williams	Dec-05	Gwinnett County State Court, GA	Wrongful Death	Dismissed

Mann	Dec-05	US District Court, ND GA, Rome Div	Wrongful Death	Summary judgment motion pending

Robert Williams	Jan-06	US District Court, TX	Wrongful Death	Dismissed
Lee	Jan-06	Davidson County, TN Circuit Court	Wrongful Death	Trial Scheduled Apr-09, Summary judgment motion pending

Zaragoza	Feb-06	CA Superior Court, Sacramento County	Wrongful Death	Discovery Phase
Bagnell	Jul-06	Supreme Court for British Columbia, Canada	Wrongful Death	Discovery Phase

Hollman	Aug-06	US District Court, ED NY	Wrongful Death	Discovery Phase
Oliver	Sep-06	US District Court, MD FL, Orlando	Wrongful Death	Trial Stayed
Teran/LiSaola	Oct-06	CA District Court	Wrongful Death	Trial Scheduled March-09
Short, Rhonda	Oct-06	US District Court, ND TX, Forth Worth	Wrongful Death	Dismissed
Augustine	Jan-07	11th Judicial Circuit Court, Miami-Dade, FL	Wrongful Death	Discovery Phase
Bolander	Aug-07	17th Circuit Court Broward County, FL	Wrongful Death	Trial Scheduled March-09, Summary judgment motion pending
Wendy Wilson,	Aug-07	District Court Boulder County, CO	Wrongful Death	Discovery Phase
Estate of Ryan Wilson
Crawford, Estate of Russell Walker	Oct-07	District Court Clark County, NV	Wrongful Death	Discovery Phase
Walker, Estate of Russell Walker	Oct-07	US District Court District of NV	Wrongful Death	Discovery Phase
Companion to Crawford)

Jack Wilson, Estate of Ryan Wilson (Companion to Wendy Wilson)	Nov-07	District Court, Boulder County, CO	Wrongful Death	Discovery Phase
Kasilyan	Feb-08	District Court, Clark County, NV	Wrongful Death	Discovery Phase
Gilliam	April-08	US District Court, MD, AL	Wrongful Death	Discovery Phase
Romero	May-08	Dallas County District Court, TX	Wrongful Death	Discovery Phase
Guerrero	June-08	US District Court, Central District CA	Wrongful Death	Discovery Phase, Trial Scheduled Oct-09
Marquez	June-08	US District Court, Arizona	Wrongful Death	Discovery Phase
Preyer	July-08	US District Court, Middle District, FL	Wrongful Death	Stayed
Salinas	Aug-08	US District Court, Northern District CA	Wrongful Death	Complaint Served
Wells	Sept-08	US District Court, Northern District CA	Wrongful Death	Complaint Served
R. Wilson	Oct-08	SC Court Common Pleas, Charleston County	Wrongful Death	Complaint Served
Thomas (Pike)	Oct-08	US District Court, WD Louisiana, Alexandria	Wrongful Death	Complaint Served
Stewart	Oct-05	Circuit Court for Broward County, FL	Training Injury	Discovery Phase
Lewandowski	Jan-06	US District Court, NV	Training Injury	Summary judgment motion pending
Peterson	Jan-06	US District Court, NV	Training Injury	Summary judgment motion pending
Husband	Mar-06	British Columbia Supreme Court, Canada	Training Injury	Discovery Phase
Wilson	Aug-06	US District Court, ND GA	Training Injury	Dismissed, Appeal Filed
Perry	July-08	US District Court CO	Training Injury	Complaint Filed
Grable	Aug-08	FL 6th Judicial Circuit Court, Pinellas County	Training Injury	Complaint Filed
Bynum	Oct-05	US District Court SD NY	Injury During Arrest	Discovery Phase
Wieffenbach	Jun-06	Circuit Court of 12th Judicial District, Will County, Il	Injury During Arrest	Discovery Phase
Short, Harvey	Oct-06	US District Court, SD West Virginia	Injury During Arrest	Dismissed
Payne	Oct-06	Circuit Court of Cook County, Illinois	Injury During Arrest	Discovery Phase
Gomez	May-07	Circuit Court 11th Judicial Dist. FL	Injury During Arrest	Discovery Phase
Kern / Banda	Feb-08	District Court, Tarrant County, TX	Injury During Admittance	Dismissed
Butler	Sept-08	CA Superior Court, Santa Cruz County	Injury During Arrest	Complaint Filed

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
     The Company recorded a $5.2 million non-cash charge in the second quarter of 2008 for an adverse jury verdict received in the case of Betty Lou Heston, et al. v. City of Salinas, TASER International, Inc., et al. The jury found that Mr. Heston’s own actions were 85 percent responsible for his death. The jury assigned 15 percent of the responsibility to TASER for a “negligent failure to warn” that extended or multiple TASER ECD applications could cause muscle contractions, potentially contributing to acidosis to a degree that could cause cardiac arrest. As a result the jury awarded a total of $1.0 million in compensatory damages (for which the 15% or $153,000 attributable to the Company will be covered by liability insurance) and $5.2 million in punitive damages against the Company based on alleged negligent failure to warn. On October 24, 2008 the Court granted the Company’s Renewed Motion for Judgment meritorious with respect to the award of punitive damages, ordering that the $5.2 million in punitive damages against TASER be disregarded as the original jury award was inappropriate under California law. As a result, the Company may reverse the related $5.2 million expense in the fourth quarter of 2008 when the judgment is filed and the nature of plaintiffs’ appeals, if any, becomes apparent. The Court denied the Company’s motion for judgment as a matter of law on all grounds, with the sole exception to its challenge regarding the punitive damage awards. Additional pending motions of Officer Defendants’ Motion for Bill of Costs against Plaintiffs and Plaintiffs’ Motion for Attorney Fees against Defendant TASER will be heard by the Court on December 1, 2008.
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
     In June 2006, we filed a lawsuit in U.S. District Court for the Central District of California against Bestex Company, Inc. for patent infringement, false patent marking, unfair competition and breach of written contract. Bestex filed a counterclaim for unfair competition and false advertising. Both parties filed motions for summary judgment to dismiss the other parties’ claims, both of which motions were granted by the Court and the matter was resolved on those motions before the Court in January 2007. An appeal has been filed by Bestex.
     In January 2007, we filed a lawsuit in the U.S. District Court for the District of Arizona against Stinger Systems, Inc. alleging patent infringement, patent false marking, and false advertising. Defendant filed an answer and counterclaim for false advertising and punitive damages. Discovery has begun and no trial date has been set.
     In October 2007 we filed a lawsuit against Steve Ward and Mark Johnson, both former employees, and VIEVU Corporation, et. al. for breach of duty of loyalty, breach of contract, breach of fiduciary duty, and conversion. This lawsuit does not involve our core business and we don’t expect this litigation to have a material impact on our financial results. Defendants Ward and VIEVU Corporation filed an answer and counterclaim for declaration of non-infringement, tortious interference with contractual relations, tortious interference with business expectancy, abuse of process, injunctive relief and punitive damages. Discovery has begun and no trial date has been set.
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
     In July 2008 we were served with a summons and complaint in the lawsuit entitled Proformance Vend USA vs. TASER International, Inc. alleging breach of contract of a vending machine contract. We have filed an answer to this complaint. Discovery has begun and no trial date has been set.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
General
     From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. We intend to defend and pursue any lawsuit filed against or by the Company vigorously. Although we do not expect the outcome in any individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition. In addition, the Company has eight lawsuits where the costs of legal defense incurred are in excess of its liability insurance deductibles. As of September 30, 2008, the Company has recorded approximately $222,000 in other assets related to the receivable from its insurance company for reimbursement of these legal costs. The Company may settle a lawsuit in situations where a settlement can be obtained for nuisance value and for an amount that is expected to be less than the cost of defending a lawsuit. The number of product liability lawsuits dismissed includes a small number of police officer training injury lawsuits that were settled by TASER International and dismissed in cases where the settlement economics to TASER were significantly less than the cost of litigation. One of the training injury lawsuits brought by a law enforcement officer was settled in June 2007 for an amount in excess of nuisance value by our insurance company. Our insurance coverage at that time did not cover our costs of defense if we won at trial. However, our insurance coverage at that time provided for a pro-rata reimbursement of our costs of defense if the lawsuit was settled. Upon final settlement of this case, the Company was paid $241,000 by our insurance company as reimbursement of the Company’s costs of defense. Due to the confidentiality of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not identify or comment on which specific lawsuits have been settled or the amount of any settlement.
10. Related Party Transactions
Aircraft charter
     The Company reimburses Thomas P. Smith, Chairman of the Company’s Board of Directors, and Patrick W. Smith, the Company’s Chief Executive Officer, for business use of their personal aircraft. For the three and nine months ended September 30, 2008, the Company incurred expenses of approximately $18,000 and $161,000, respectively, to Thomas P. Smith. For the three and nine months ended September 30, 2007, the Company incurred expenses of approximately $86,000 and $304,000, respectively, to Thomas P. Smith. For the three and nine months ended September 30, 2008, the Company incurred expenses of $5,000 and $107,000 to Patrick W. Smith. For the three and nine months ended September 30, 2007, the Company incurred expenses of $37,000 and $54,000, respectively, to Patrick W. Smith. At September 30, 2008 and December 31, 2007, the Company had outstanding payables of $9,000 and $27,000, respectively, due to Thomas P. Smith. At September 30, 2008 and December 31, 2007, the Company had outstanding payables of $5,000 and $0, respectively, due to Patrick W. Smith. Management believes that the rates charged by Thomas P. Smith and Patrick W. Smith are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
     In the first quarter of 2007, the Company also entered into a charter agreement for future use of an aircraft for business travel from Thundervolt, LLC, a company owned by Patrick W. Smith, should the need arise. For the three and nine months ended September 30, 2008 and 2007, the Company did not incur any direct charter expenses pursuant to its relationship with Thundervolt, LLC. Management believes that the rates charged by Thundervolt, LLC are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
TASER Foundation
     In November 2004, the Company established the TASER Foundation. The TASER Foundation is a 501(c)(3) non-profit corporation and has been granted tax exempt status by the IRS. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Daniel M. Behrendt, an officer of the Company, serves on the Board of Directors of the TASER Foundation. Over half of the initial $1 million endowment was contributed directly by TASER International, Inc. employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the three and nine months ended September 30, 2008, the Company incurred approximately $30,000 and $137,000, respectively, in such administrative costs. For the three and nine months ended September 30, 2007, the Company incurred approximately $50,000 and $141,000, respectively, in such administrative costs. The Company is authorized by its Board of Directors to make a discretionary contribution up to a maximum of $200,000 per quarter. For the three and nine months ended September 30, 2008, the Company did not make a discretionary contribution to the TASER Foundation. For the three and nine months ended September 30, 2007, the Company made discretionary contributions of $75,000 and $200,000, respectively.
Consulting services
     Beginning in August 2005, the Company agreed to pay Mark Kroll, a member of the Board of Directors, for consultancy services. The cumulative expenses for the three and nine months ended September 30, 2008 were approximately $42,000 and $225,000, respectively. The cumulative expenses for the three and nine months ended September 30, 2007 were approximately $47,000 and $171,000, respectively. At September 30, 2008 and December 31, 2007, the Company had accrued liabilities of approximately $29,000 and $20,000, respectively, related to these services.
11. Employee Benefit Plan
     In January 2006, the Company established a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $15,500. The Company currently matches 100% of the first 3% of eligible compensation contributed to the Plan by each participant and 50% of the next 2% of eligible compensation contributed to the plan by each participant. Beginning January 1, 2008, the Company’s matching contributions are immediately vested. During 2007 the Company’s matching contributions cliff vested at 20% per annum and become fully vested after five years of service, at age 59 1/2 regardless of service, upon the death or permanent disability of the employee, or upon termination of the Plan. The Company’s matching contributions to the Plan for the three and nine months ended September 30, 2008 were $104,000 and $300,000, respectively. The Company’s matching contributions to the Plan for the three and nine months ended September 30, 2007 were $69,000 and $190,000, respectively. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following is a discussion of the Company’s financial condition as of September 30, 2008 and results of operations for the three and nine months ended September 30, 2008 and September 30, 2007. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: expected revenue and earnings growth; estimates regarding the size of our target markets; successful penetration of the law enforcement market; expansion of product sales to the private security, military and consumer self-defense markets; growth expectations for new and existing accounts; expansion of production capability; new product introductions; our expectations that we will hold certain investments until maturity; our expectations about deferred income taxes; assumptions about the future vesting of outstanding stock options; the outcome of pending litigation including that judgments against us may be reversed or reduced; trends about our working capital and the sufficiency of our capital resources and our business model. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; establishment and expansion of our direct and indirect distribution channels; attracting and retaining the endorsement of key opinion-leaders in the law enforcement community; the level of product technology and price competition for our products; the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; potential delays in international and domestic orders; implementation risks of manufacturing automation; risks associated with rapid technological change; execution and implementation risks of new technology; new product introduction risks; ramping manufacturing production to meet demand; litigation resulting from alleged product-related injuries; risks related to government inquiries; media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; product quality risks; potential fluctuations in quarterly operating results; competition; financial and budgetary constraints of prospects and customers; dependence upon sole and limited source suppliers; fluctuations in component pricing; risks of governmental regulations; dependence on a single product; dependence upon key employees; employee retention risks; and other factors detailed in the Company’s filings with the Securities and Exchange Commission including in “Part II — Item 1A. Risk Factors” in this report on Form 10-Q.
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

Results of Operations
Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007
The following table sets forth, for the periods indicated, our statements of operations as well as the percentage relationship to total net revenues of items included in our statements of operations (dollars in thousands):

	Three Months Ended September 30,				Increase / (Decrease)
	2008		2007		$	%
Net sales	$22,860	100.0%	$28,533	100.0%	$(5,673)	-19.9%
Cost of products sold	8,964	39.2%	12,527	43.9%	(3,563)	-28.4%

Gross margin	13,896	60.8%	16,006	56.1%	(2,110)	-13.2%
Sales, general and administrative expenses	9,055	39.6%	8,145	28.5%	910	11.2%
Research and development expenses	3,332	14.6%	978	3.4%	2,354	240.7%

Income from operations	1,509	6.6%	6,883	24.1%	(5,374)	-78.1%
Interest and other income, net	270	1.2%	520	1.8%	(250)	-48.1%

Income before income taxes	1,779	7.8%	7,403	25.9%	(5,624)	-76.0%
Provision for income taxes	1,128	4.9%	1,249	4.4%	(120)	-9.6%

Net income	$650	2.8%	$6,154	21.6%	$(5,504)	-89.4%

Net Sales
     For the three months ended September 30, 2008 and 2007, sales by product line and by geography were as follows (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
Sales by Product Line
TASER X26	$13,169	57.6%	$17,264	60.5%
TASER C2	1,008	4.4%	1,746	6.1%
TASER Cam	964	4.2%	1,189	4.2%
ADVANCED TASER	377	1.6%	591	2.1%
Single Cartridges	5,066	22.2%	6,680	23.4%
Other	2,276	10.0%	1,063	3.7%

Total	$22,860	100.0%	$28,533	100.0%

	Three Months Ended September 30,
	2008	2007
United States	84%	85%
Other Countries	16%	15%

Total	100%	100%

     Net sales decreased $5.7 million, or 20%, to $22.9 million for the third quarter of 2008 compared to $28.5 million for the third quarter of 2007. We believe the decline in sales versus the prior year reflects lower municipal spending in the U.S. as agencies reassigned budget dollars due to economic constraints. As a result, sales of the TASER X26 product line decreased by $4.1 million, or 24%, to $13.2 million for the third quarter of 2008 compared to $17.3 million for the third quarter of 2007. Single cartridge sales also decreased by $1.6 million, or 24%. Sales of the TASER C2 Personal Protector consumer product, which began shipping in July 2007, also declined by $0.7 million. The decrease in TASER C2 sales can be attributed to the impacts of the economic downturn on consumer spending. The increase in other sales is primarily driven by growth in extended warranty revenues, out of warranty repairs and the elimination of distributor discounts in 2008. Other sales also include government grant, training and shipping revenues.
     International sales for the third quarter of 2008 and 2007 represented approximately $3.7 million, or 16%, and $4.3 million or 15%, of total net sales, respectively.

Cost of Products Sold
     Cost of products sold decreased by $3.6 million, or 28%, to $9.0 million for the third quarter of 2008 compared to $12.5 million for the third quarter of 2007. As a percentage of net sales, cost of products sold decreased to 39.2% in the third quarter of 2008 compared to 43.9% in the third quarter of 2007. The 470 basis point improvement for the third quarter of 2008 compared to the third quarter of 2007 was the result of a combination of factors. Product costs decreased as a percentage of net sales driven by negotiated supplier price reductions in certain raw material components. Direct labor decreased as a percentage of net sales due to lower overtime and temporary labor costs and we reduced production scrap as the result of improved product quality and operating efficiencies. In addition, our provision for warranty decreased as we experienced a reduction in standard warranty replacements during the third quarter of 2008. Offsetting these decreases was an increase in indirect labor and manufacturing overhead as a percentage of sales due to reduced levels of manufacturing production during the third quarter, which, combined with a decrease in the overhead rate, resulted in a reduction in overhead absorption. The reserve for obsolete inventory also increased in the third quarter of 2008 in relation to slow moving raw material components.
Gross Margin
     Gross margin decreased $2.1 million, or 13%, to $13.9 million for the third quarter of 2008 compared to $16.0 million for the third quarter of 2007. As a percentage of net sales, gross margins increased to 60.8% for the third quarter of 2008 compared to 56.1% for the third quarter of 2007. The 470 basis point improvement in gross margin as a percentage of net sales for the third quarter of 2008 was attributable to the decreased product, direct labor, production scrap and change in warranty provision costs as a percentage of net sales attributable to the reasons noted above under the discussion of cost of products sold.
Sales, General and Administrative Expenses
     For the three months ended September 30, 2008 and 2007, sales, general and administrative expenses were comprised as follows (dollars in thousands):

	Three Months Ended September 30,
			$	%
	2008	2007	Change	Change
Salaries and benefits	$2,250	$1,773	$477	26.9%
Legal, professional and accounting fees	1,460	999	461	46.1%
Consulting and lobbying services	690	627	63	10.0%
Advertising	464	215	249	115.8%
Travel and meals	689	1,179	(490)	-41.6%
D&O and liability insurance	536	460	76	16.5%
Depreciation and amortization	447	466	(19)	-4.1%
Stock-based compensation	443	295	148	50.2%
Bonuses	89	364	(275)	-75.5%
Other	1,987	1,767	220	12.4%

Total	$9,055	$8,145	$910	11.2%

Sales, general and administrative as % of net sales	39.6%	28.5%
     Sales, general and administrative expenses were $9.1 million and $8.1 million in the third quarter of 2008 and 2007, respectively, an increase of $0.9 million, or 11%. As a percentage of total net sales, sales, general and administrative expenses increased to 40% for the third quarter of 2008 compared to 29% for the third quarter of 2007, a function of higher expense and the decrease in net sales.
     The dollar increase for the third quarter of 2008 over the same period in 2007 is attributable to a $477,000 growth in salaries and benefits related to an increase in personnel to support the expansion of our business infrastructure combined with an annual salary increase effective January 1, 2008. Legal, professional and accounting fees increased $461,000 driven by the timing of outstanding ligation in progress and advertising expense increased $249,000 due primarily to TASER C2 promotional efforts and infomercial costs. Stock based-compensation expense also increased $148,000 related to options granted during the third quarter of 2008. These increases were partially offset by a $490,000 decrease in travel and meals due to the annual TASER tactical conference which occurred in the third quarter of 2007 versus the second quarter of 2008 as well as a general decrease in travel related activity. Bonus expense also decreased $275,000 based on the reduced operating income during the third quarter of 2008.

Research and Development Expenses
     Research and development expenses increased $2.4 million, or 241%, to $3.3 million for the third quarter of 2008 compared to $1.0 million for the third quarter of 2007. The increase is driven by a $1.3 million increase in third party consulting costs primarily associated with the development of AXON (Autonomous eXtended on-Officer Network). We expect to further increase research and development spending in the fourth quarter of 2008 as we accelerate development of new products. In addition, there was $379,000 growth in salary costs with headcount in our R&D department increasing 41% from 27 at September 30, 2007 to 38 at September 30, 2008, and a $424,000 increase in indirect supplies to support our continuing efforts to develop new products such as the XREP (Extended Range Electro-Muscular Projectile) and Shockwave.
Interest and Other Income, Net
     Interest and other income decreased by $250,000 or 48% to $270,000 for the third quarter of 2008 compared to $520,000 for the third quarter of 2007. The decrease is attributable to lower average yields on our cash and investments partially offset by a $3.7 million increase in total average funds invested in the third quarter of 2008 compared to the same period in 2007. Our cash and investment accounts earned interest at an average rate of 2.4% during the third quarter of 2008 compared to 4.2% during the third quarter of 2007.
Provision for Income Taxes
     The provision for income taxes decreased by $120,000 to a provision of $1.1 million for the third quarter of 2008 compared to $1.2 million for the third quarter of 2007. The effective income tax rate for the third quarter of 2008 was 63.4% compared to 16.9% for the third quarter of 2007. The increase in effective income tax rate is attributable to a combination of the higher impact of certain non-deductible items such as lobbying expenses against a lower taxable income base expected for the year ended December 31, 2008 and the impact of the research and development tax credit study completed during the third quarter of 2007 which resulted in a $1.8 million reduction in the provision for income taxes thus reducing the effective tax rate for that period.
Net Income
     Net income decreased by $5.5 million to $0.6 million for the third quarter of 2008 compared to net income of $6.2 million for the third quarter of 2007. Income per basic and diluted share was $0.01 for the third quarter of 2008. This compares to income per basic and diluted share of $0.10 and $0.09, respectively for the third quarter of 2007.
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
     The following table sets forth, for the periods indicated, our statements of operations as well as the percentage relationship to total net revenues of items included in our statements of operations (dollars in thousands):

	Nine Months Ended September 30,				Increase / (Decrease)
	2008		2007		$	%

Net sales	$66,447	100.0%	$69,699	100.0%	$(3,251)	-4.7%
Cost of products sold	26,184	39.4%	29,272	42.0%	(3,087)	-10.5%

Gross margin	40,263	60.6%	40,427	58.0%	(164)	-0.4%
Sales, general and administrative expenses	27,926	42.0%	24,072	34.5%	3,854	16.0%
Research and development expenses	8,463	12.7%	3,212	4.6%	5,252	163.5%
Legal judgment expense	5,200	7.8%	—	—	5,200	100.0%

Income (loss) from operations	(1,326)	-2.0%	13,143	18.9%	(14,469)	-110.1%
Interest and other income, net	1,492	2.2%	1,453	2.1%	38	2.6%

Income before income taxes	166	0.3%	14,596	20.9%	(14,429)	-98.9%
Provision for income taxes	315	0.5%	4,248	6.1%	(3,932)	-92.6%

Net income (loss)	$(149)	-0.2%	$10,348	14.8%	$(10,497)	-101.4%

Net Sales
     For the nine months ended September 30, 2008 and 2007, sales by product line and by geography were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2008		2007
Sales by Product Line
TASER X26	$35,807	53.9%	$43,202	62.0%
TASER C2	4,376	6.6%	1,746	2.5%
TASER Cam	2,748	4.1%	2,949	4.2%
ADVANCED TASER	2,432	3.7%	1,771	2.5%
Single Cartridges	15,290	23.0%	17,619	25.3%
Other	5,794	8.7%	2,412	3.5%

Total	$66,447	100.0%	$69,699	100.0%

	Nine Months Ended September 30,
	2008	2007
United States	87%	83%
Other Countries	13%	17%

Total	100%	100%

     Net sales decreased $3.3 million, or 5%, to $66.4 million for the first nine months of 2008 compared to $69.7 million for the first nine months of 2007. The decline in the first nine months of 2008 was primarily driven by a decline in sales of our core X26 product line and single cartridges which we believe reflects lower municipal spending in the U.S. as agencies reassigned budget dollars due to economic constraints, including significantly higher than budgeted fuel costs. This resulted in reduced sales of the TASER X26 product line which decreased by $7.4 million, or 17%, to $35.8 million for the first nine months of 2008 compared to $43.2 million for the first nine months of 2007. Single cartridge sales also decreased by $2.3 million, or 13%. Partially offsetting these decreases was the introduction of the TASER C2 Personal Protector product which began shipping in July 2007. Sales of the TASER C2 were $4.4 million for the first nine months of 2008, an increase of $2.6 million over the same period in 2007. Additionally, sales of the Advanced TASER increased by $0.6 million due to a large purchase made by an international customer in the first quarter of 2008 and other sales have grown $3.4 million due to an increase in out of warranty replacement and extended warranty sales as well as the elimination of distributor discounts in 2008. Other sales also include government grant, training and shipping revenues.
     International sales for the first nine months of 2008 and 2007 represented approximately $8.7 million, or 13%, and $11.9 million or 17% of total net sales, respectively. The decline is due to several large non-recurring orders received in the first nine months of 2007.
Cost of Products Sold
     Cost of products sold decreased by $3.1 million, or 11%, to $26.2 million for the first nine months of 2008 compared to $29.3 million for the first nine months of 2007. As a percentage of net sales, cost of products sold decreased to 39.4% in the first nine months of 2008 compared to 42.0% in the first nine months of 2007. The 260 basis point improvement for the first nine months of 2008 compared to the first nine months of 2007 was the result of a reduction in indirect manufacturing costs as a percentage of net sales resulting from lower scrap expense as the result of improved product quality and operating efficiencies and having reasonably fixed indirect costs spread over increased production volumes compared to the prior year. In addition, our provision for warranty expense decreased as we experienced a reduction in standard warranty replacements during 2008. Total direct production costs remained flat as a percentage of net sales for the first nine months of 2008 compared to the same period in 2007 as lower direct labor costs resulting from a decrease in temporary labor and overtime were offset by increase in direct product costs primarily driven by a change in sales mix with the lower margin C2 product representing a higher percentage of net sales in 2008.
Gross Margin
     Gross margin decreased $0.2 million to $40.3 million for the first nine months of 2008 compared to $40.4 million for the first nine months of 2007. As a percentage of net sales, gross margins increased to 60.6% for the first nine months of 2008 compared to 58.0% for the first nine months of 2007. The 260 basis point improvement in gross margin as a percentage of net sales for the first half of 2008 was mainly attributable to the decreased percentage of indirect costs as a percentage of net sales for the reasons noted above under the discussion of cost of products sold.

Sales, General and Administrative Expenses
     For the nine months ended September 30, 2008 and 2007, sales, general and administrative expenses were comprised as follows (dollars in thousands):

	Nine Months Ended September 30,
			$	%
	2008	2007	Change	Change
Salaries and benefits	$6,581	$5,134	$1,447	28.2%
Legal, professional and accounting fees	4,278	4,490	(212)	-4.7%
Consulting and lobbying services	2,113	1,861	252	13.5%
Advertising	1,825	541	1,284	237.3%
Travel and meals	2,664	2,809	(145)	-5.2%
D&O and liability insurance	1,626	1,415	211	14.9%
Depreciation and amortization	1,354	1,315	39	3.0%
Stock-based compensation	934	721	213	29.5%
Bonuses	160	750	(590)	-78.7%
Other	6,391	5,036	1,355	26.9%

Total	$27,926	$24,072	$3,854	16.0%

Sales, general and administrative as % of net sales	42.0%	34.5%
     Sales, general and administrative expenses were $27.9 million and $24.1 million in the first nine months of 2008 and 2007, respectively, an increase of $3.9 million, or 16%. As a percentage of total net sales, sales, general and administrative expenses increased to 42.0% for the first nine months of 2008 compared to 34.5% for the first nine months of 2007. The dollar increase for the first nine months of 2008 over the same period in 2007 is attributable to a combination of factors. Salaries and benefits grew $1.4 million related to an increase in personnel to support the expansion of our business infrastructure combined with an annual salary increase effective January 1, 2008. Advertising expense increased $1.3 million primarily due to expensing of $530,000 in capitalized production costs of the TASER C2 infomercial as well as ongoing promotion and infomercial airing costs. In addition consulting and lobbying services increased $252,000; stock based compensation increased $213,000 related to stock options granted in 2008 and D&O and liability insurance costs are up $211,000 from increased annual premiums. The $1.4 million increase in other expense is primarily attributable to a $497,000 increase in recruiting and relocation expenses driven by hiring of new vice presidents of sales and marketing, a $267,000 increase in computer licensing and maintenance fees and $229,000 increase in trade show expenses. These increases were partially offset by a $590,000 decrease in bonuses due to the lower pre-tax income in the first nine months of 2008 and a $212,000 decrease in legal, professional and accounting fees which is primarily attributable to the timing of proceedings of our outstanding litigation as well as an increased number of cases where we have exceeded our insurance deductible, subsequent to which we are reimbursed for expenses incurred.
Research and Development Expenses
     Research and development expenses increased $5.3 million, or 164%, to $8.5 million for the first nine months of 2008 compared to $3.2 million for the first nine months of 2007. The increase is driven by a $2.8 million increase in third party consulting costs primarily associated with the development of AXON (Autonomous eXtended on-Officer Network). We expect to further increase research and development spending in the fourth quarter of 2008 as we accelerate development of new products in the pipeline. In addition, there was $955,000 growth in salary costs with headcount increasing 41% from 27 at September 30, 2007 to 38 at September 30, 2008, and a $711,000 increase in indirect supplies to support our continuing efforts to develop new products such as the XREP (Extended Range Electro-Muscular Projectile) and Shockwave.
Litigation judgment expense
     We recorded a $5.2 million non-cash charge in the second quarter of 2008 for an adverse jury verdict in the case of Betty Lou Heston, et al. v. City of Salinas, TASER International, Inc., et al. which found that extended TASER device application contributed 15 percent to the death of Robert C. Heston. While the jury attributed 85 percent of the cause of death to the actions of Mr. Heston, the jury awarded a total of $1.0 million in compensatory damages (15% or $150,000 of which was attributable to TASER and for which damages will be covered by our liability insurance) and $5.2 million in punitive damages against TASER International based on alleged negligent failure to warn. Following post trial motions the judge ordered that the $5.2 million award of punitive damages by the jury be disregarded. As such we may reverse the $5.2 million judgment expense in the fourth quarter of 2008 once the judgment has been filed and the nature of plaintiff appeals, if any, becomes apparent.

Interest and Other Income, Net
     Interest and other income increased by $38,000 or 3% to $1.49 million for the first nine months of 2008 compared to $1.45 million for the first nine months of 2007. The marginal increase is attributable to other income of $387,000 related to the unused deferred insurance settlement proceeds recognized in the second quarter of 2008 upon the dismissal of all final appeals in the Samuel Powers v. TASER International personal injury case. This was offset by a $354,000 decrease in interest income due to lower average yields on our investments, partially offset by a $5.7 million increase in total average funds invested during the first nine months of 2008 compared to the same period in 2007. Our cash and investment accounts earned interest at an average rate of 2.8% during the first nine months of 2008 compared to 4.1% during the first nine months of 2007.
Provision for Income Taxes
     The provision for income taxes decreased by $3.9 million from a provision of $4.2 million for the first nine months of 2007 to $0.3 million for the first nine months of 2008. The effective income tax rate for the first nine months of 2008 was 189.3% compared to 29.1% for the first nine months of 2007. The effective tax rate for 2008 is driven by the recording of a $250,000 valuation allowance against Arizona State NOL deferred tax assets which due to the low level of pretax income contributes 150% to the tax rate. Also contributing to the effective tax rate is the higher impact of certain non-deductible items such as lobbying expenses against a lower taxable income base expected for the year ended December 31, 2008. In addition the rate is affected by the inclusion of the state research and development tax credit in the 2008 effective tax rate. No benefit for any federal research and development tax credit has been included in the 2008 effective tax rate. The effective tax rate for the first nine months of 2007 was reduced due to the impact of the research and development tax credit study completed during the third quarter of 2007 which resulted in a $1.8 million reduction in the provision for income taxes.
Net Income
     Net income decreased by $10.5 million to a net loss of $0.1 million for the first nine months of 2008 compared to net income of $10.3 million for the first nine months of 2007. Loss per basic and diluted share was $0.00 for the first nine months of 2008. This compares to income per basic and diluted share of $0.17 and $0.16, respectively, for the first nine months of 2007.
Liquidity and Capital Resources
Liquidity
     As of September 30, 2008, we had $42.5 million in cash, cash equivalents and short term investments, a decrease of $8.8 million from December 31, 2007, which is primarily attributable to our use of $12.5 million to repurchase our common stock as well as investments in property and equipment and intangible assets, partially offset by net proceeds from the maturities of investment holdings. Net cash provided by operating activities was $4.6 million for the first nine months of 2008.

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Net cash provided by operating activities	$4,611	$6,682
Net cash provided by (used in) investing activities	7,266	(1,005)
Net cash provided by (used in) financing activities	$(12,179)	$(34)
     Net cash provided by operating activities for the first nine months of 2008 of $4.6 million was driven by non-cash adjustments to the net loss including $5.2 million in litigation judgment expenses, depreciation and amortization expense of $1.9 million, stock-based compensation expense of $1.4 million, provision for warranty expense of $409,000 and provision for excess and obsolete inventory of $375,000. In addition prepaid and other assets decreased $2.5 million due to i) the net receipt of insurance reimbursements of legal fees incurred in excess of policy retention limits; ii) a decrease in prepaid advertising due to the expensing of TASER C2 infomercial production costs and iii) amortization of prepaid liability and D&O insurance premiums. Deferred revenue also increased $905,000 driven by extended warranty sales in the first nine months of 2008. Offsetting these items was a $4.3 million increase in inventory as purposeful investment has been made in building cartridges along with the purchase of C2 and X26 raw materials, and building finished goods to support forecasted sales levels coupled with a $3.7 million reduction in accounts payable and accrued liabilities. The change in accounts payable and accrued liabilities reflects timing differences combined with a reduced rate of material purchasing as well as the payment in January 2008 of $1.2 million for the second installment for automation equipment which was accrued at December 31, 2007.

     Net cash provided by investing activities was $7.3 million during the nine months ended September 30, 2008 which was comprised of $12.5 million in net proceeds from maturing investments over investment purchases partially offset by the use of $4.8 million to purchase property and equipment mainly related to new automation equipment and computer storage solutions. In addition, we invested $446,000 in intangible assets, primarily consisting of patent application costs.
     During the first nine months of 2008, we utilized $12.2 million in financing activities, a function of the $12.5 million to repurchase 1.8 million shares of our common stock partially offset by $320,000 of proceeds attributable to stock options exercised in the period.
Capital Resources
     On September 30, 2008 we had total cash and cash equivalents of $42.5 million.
     We negotiated a revolving line of credit with a domestic bank on July 13, 2004. The total availability on the line is $10 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on June 30, 2010 and requires monthly payments of interest only. At September 30, 2008, there was a calculated availability of $10.0 million based on the defined borrowing base, which is based on our eligible accounts receivable and inventory. At September 30, 2008, there were no borrowings under the line. Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage. At September 30, 2008 we were in compliance with all covenants.
     We expect that accounts receivable, inventory and accounts payable in the fourth quarter of 2008 will remain consistent with the levels at September 30, 2008; however, this will be managed closely to align with forecasted sales levels. Additionally, we expect to invest a further $4.0 million in manufacturing automation equipment in the fourth quarter of 2008 and anticipate continuing to invest in research and development spending as we accelerate development of new products in the pipeline.
     We believe that our balance of total cash and cash equivalents of $42.5 million as of September 30, 2008, together with cash expected to be generated from operations, will be adequate to fund our operations and litigation costs for the next 12 months. We may require additional resources to expedite manufacturing of new and existing technologies to meet demand for our products. Based on our strong balance sheet and the fact we have no outstanding debt at September 30, 2008 we believe financing will be available at terms favorable to us, both through our existing credit lines and possible additional equity financing. However, there is no assurance that such sources will be available, or on terms acceptable to us.
Commitments and Contingencies
     On July 2, 2007, we entered into a contract with ATS Automation Tooling Systems Inc. for the purchase of equipment at a cost of approximately $8.4 million including $0.7 million of change orders made in the first quarter of 2008 for additional equipment. The equipment is expected to be delivered to and installed at the Company’s facility in the first quarter of 2009. Payments will be made in installments, with an initial $1.5 million deposit paid in 2007, $1.2 million was accrued at December 31, 2007 due to contractual requirements and paid in January 2008, and a further $2.9 million paid in the first nine months of 2008. The balance of $4.0 million is expected to be paid in 2008 and 2009 from existing cash balances.
Off Balance Sheet Arrangements
     We have no off balance sheet arrangements as of September 30, 2008.

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
Standard Product Warranty Reserves
     We warrant our law enforcement products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective TASER unit for a fee. We warrant our new TASER C2 product for 90 days. We track historical data related to returns and warranty costs on a quarterly basis, and estimate future warranty claims by applying our weighted average rolling four quarter return rate to our product sales for the period. In the fourth quarter of 2007, we made a revision to the basis of calculating the four quarter return rate as the result of being able to more accurately capture data relating to the number of units replaced under standard warranty versus extended warranty terms. In addition, given the trend of sales growth experienced in 2007, particularly in the second half of the year, the estimated four quarter return rate is weighted to account for the higher return rate experienced in those periods. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of September 30, 2008, our reserve for warranty returns was $770,000 compared to a $919,000 reserve at December 31, 2007. Our reserve for warranty returns decreased at September 30, 2008 as the result of a reduced returns experience which we believe is a function of continuing improvements made in the manufacturing and quality processes. In the event that product returns under warranty differ from our estimates, changes to warranty reserves might become necessary.
Inventory
     Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost, which approximates the first-in, first-out (FIFO) method. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory increased to $456,000 at September 30, 2008 compared to $321,000 at December 31, 2007 due to additional reserves for slow moving raw material components. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves might become necessary.
Accounts Receivable
     Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. These allowances represent our best estimates and are based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. Our allowance for doubtful accounts was $200,000 and $190,000 at September 30, 2008 and December 31, 2007, respectively. In the event that actual uncollectible amounts differ from these estimates, changes in allowances for doubtful accounts might become necessary.
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

     In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which we adopted effective January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Under FIN 48, management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. Interest and penalties are recorded in the provision for income taxes. In 2007, we completed a research and development tax credit study which identified $3.1 million in tax credits for Federal and Arizona income tax purposes related to the 2003 through 2006 tax years and an estimate for the 2007 tax year, and as a result, we recognized $2.0 million in 2007 as a reduction in income tax expense. Additionally, we have estimated further $550,000 of tax credits are available for Arizona purposes for the 2008 tax year with as prorated portion recorded as a component of the effective tax rate for the three and nine months ended September 30, 2008. We made the determination that it was not more likely than not that the full benefit of these research and development tax credits would be sustained on examination and have increased the liability for unrecognized tax benefits to $1.2 million as of September 30, 2008. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
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
     In preparing our financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business as well as the ultimate realization of sufficient future taxable income. As a result of the shareholder litigation settlement expense recorded in the second quarter of 2006, we recorded a valuation allowance of $250,000 in 2006 against our deferred tax assets for Arizona Net Operating Losses (“NOL’s”). Further, as a result of the litigation judgment expense recorded in the second quarter of 2008, we recorded an additional $250,000 valuation allowance against the same deferred tax assets. We believe that, other than as previously described, as of September 30, 2008, based on our evaluation, no additional valuation allowance was deemed necessary as it is more likely than not that our net deferred tax assets will be realized. However, the deferred tax asset could be reduced in the near term if estimates of taxable income during the carryforward period are reduced.
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
     Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in internal control over financial reporting
     There were no changes in internal control over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     In the three and nine months ended September 30, 2008 and 2007, we derived our revenues predominantly from sales of the TASER X26 brand devices and related cartridges, and expect to depend on sales of these products for the foreseeable future. A decrease in the prices of or demand for these products, or their failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.
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
     We rely on the opinions of the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, including the determination that a device that has projectiles propelled by the release of compressed gas, in place of the expanding gases from ignited gunpowder, is not classified as a firearm. Changes in statutes, regulations, and interpretation outside of our control may result in our products being classified or reclassified as firearms. Our market to civilians could be substantially reduced if consumers are required to obtain registration to own a firearm prior to purchasing our products.
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
     Because of our prior material weaknesses, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected. While we completed our remediation efforts to address these material weaknesses and did not identify any materials weaknesses at September 30, 2008, we cannot assure you that material weaknesses will not occur in future periods. If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting. We have incurred, and expect to continue to incur, increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or our independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor confidence in us may be adversely affected and could cause a decline in the market price of our stock.
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

TASER INTERNATIONAL, INC.
Date: November 7, 2008	/s/ Patrick W. Smith
Patrick W. Smith,
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2008	/s/ Daniel M. Behrendt
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