Form 10-Q
period 2009-03-31
TASER INTERNATIONAL INC
filed 2009-05-11
CIK 1069183

Form 10-Q
TASER INTERNATIONAL INC — TASR
Filed: May 8, 2009 (period: March 31, 2009)
Quarterly report which provides a continuing view of a company’s financial position

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑            No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐            No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
There were 61,905,853 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of May 5, 2009.

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TASER INTERNATIONAL, INC.
BALANCE SHEETS
(UNAUDITED)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$58,264,462	$46,880,435
Short-term investments	—	2,498,998
Accounts receivable, net of allowance of $198,000 and $200,000 at March 31, 2009 and December 31, 2008, respectively	12,307,122	16,793,553
Inventory	10,327,099	13,467,117
Prepaids and other assets	1,942,078	2,528,539
Deferred income tax assets, net	9,430,073	9,430,073

Total current assets	92,270,834	91,598,715
Property and equipment, net	28,021,672	27,128,032
Deferred income tax assets, net	8,976,939	8,826,778
Intangible assets, net	2,497,076	2,447,011
Other long-term assets	11,325	14,970

Total assets	$131,777,846	$130,015,506

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,447,071	$3,856,961
Accrued liabilities	3,963,962	4,275,907
Current deferred revenue	2,708,854	2,510,645
Customer deposits	344,347	312,686

Total current liabilities	11,464,234	10,956,199
Deferred revenue, net of current portion	5,161,754	4,840,965
Liability for unrecorded tax benefits	1,668,050	1,692,080

Total liabilities	18,294,038	17,489,244

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized; no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.00001 par value per share; 200 million shares authorized; 61,895,853 and 61,795,712 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	639	638
Additional paid-in capital	89,088,433	87,663,129

Treasury stock, 2,091,600 shares at March 31, 2009 and December 31, 2008, respectively	(14,708,237)	(14,708,237)
Retained earnings	39,102,973	39,570,732

Total stockholders’ equity	113,483,808	112,526,262

Total liabilities and stockholders’ equity	$131,777,846	$130,015,506

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008
Net Sales	$24,604,780	$22,486,504

Cost of products sold:
Direct manufacturing expense	6,904,667	7,571,497
Indirect manufacturing expense	3,070,862	2,151,689

Total cost of products sold	9,975,529	9,723,186

Gross margin	14,629,251	12,763,318

Sales, general and administrative expenses	11,448,923	9,160,589
Research and development expenses	4,197,969	2,111,648

Income (loss) from operations	(1,017,641)	1,491,081

Interest and other income, net	94,675	501,364

Income (loss) before provision (benefit) for income taxes	(922,966)	1,992,445
Provision (benefit) for income taxes	(455,207)	775,858

Net income (loss)	$(467,759)	$1,216,587

Income (loss) per common and common equivalent shares
Basic	$(0.01)	$0.02
Diluted	$(0.01)	0.02

Weighted average number of common and common equivalent shares outstanding
Basic	61,832,808	63,328,336
Diluted	61,832,808	65,784,447
The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$(467,759)	$1,216,587
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	714,806	656,879
Loss on disposal of fixed assets	34,437	60,435
Provision for excess and obsolete inventory	34,608	8,887
Provision for warranty	142,070	430,143
Stock-based compensation expense	1,375,036	320,468
Deferred insurance settlement proceeds recognized	—	(4,805)
Deferred income taxes	(150,161)	828,891
Provision for unrecognized tax benefits	(24,030)	—
Change in assets and liabilities:
Accounts receivable	4,486,431	2,447,677
Inventory	3,105,410	(4,463,957)
Prepaids and other assets	589,104	1,767,930
Accounts payable and accrued liabilities	136,095	(2,858,933)
Deferred revenue	518,998	262,021
Customer deposits	31,661	(12,802)

Net cash provided by operating activities	10,526,706	659,421

Cash Flows from Investing Activities:
Purchases of investments	—	(26,435,279)
Proceeds from maturity of investments	2,500,000	32,435,664
Purchases of property and equipment	(1,588,854)	(1,778,076)
Purchases of intangible assets	(104,094)	(136,500)

Net cash provided by investing activities	807,052	4,085,809

Cash Flows from Financing Activities:
Proceeds from options exercised	50,269	171,229

Net cash provided by financing activities	50,269	171,229

Net increase in Cash and Cash Equivalents	11,384,027	4,916,459
Cash and Cash Equivalents, beginning of period	46,880,435	42,801,461

Cash and Cash Equivalents, end of period	$58,264,462	$47,717,920

Supplemental Disclosure:
Cash paid for income taxes — net	$440,685	$139,288
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
a. Basis of presentation, preparation and use of estimates
     The accompanying unaudited financial statements of TASER International, Inc. include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of March 31, 2009 and for the three months ended March 31, 2009 and 2008. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ materially from those estimates.
     Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited financial statements in accordance with applicable rules. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year (or any other period) and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
b. Segment information and major customers
     Management has determined that its operations are comprised of one reportable segment. For the three months ended March 31, 2009 and 2008, sales by geographic area were as follows:

	Three Months Ended March 31,
	2009	2008
United States	63%	87%
Other Countries	37%	13%

Total	100%	100%

     Sales to customers outside of the United States are denominated in U.S. dollars and are attributed to each country based on the billing address of the distributor or customer. For the three months ended March 31, 2009, sales to the UK and Brazil represented approximately 20% and 10% of the Company’s total net sales, respectively. For the three months ended March 31, 2008, no individual country outside the U.S. accounted for a material amount of the Company’s total net sales. Substantially all assets of the Company are located in the United States.
     Two distributors accounted for approximately 20% and 10%, respectively, of total net sales in the first quarter of 2009. In the first quarter of 2008, one distributor comprised approximately 17% of total net sales. At March 31, 2009, the Company had receivables from three customers comprising 19%, 11% and 11%, respectively, of the aggregate accounts receivable balance. At December 31, 2008, the Company had receivables from two customers comprising 30% and 12%, respectively, of the aggregate accounts receivable balance. These customers are unaffiliated distributors of the Company’s products.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
c. Income (loss) per common share
     The Company accounts for income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if outstanding stock options were exercised. The calculation of the weighted average number of shares outstanding and earnings per share are as follows:

	For the Three Months Ended March 31,
	2009	2008
Numerator for basic and diluted earnings per share
Net income (loss)	$(467,759)	$1,216,587

Denominator for basic earnings per share — weighted average shares outstanding	61,832,808	63,328,336
Dilutive effect of shares issuable under stock options outstanding	—	2,456,111

Denominator for diluted earnings per share — adjusted weighted average shares outstanding	61,832,808	65,784,447

Net income (loss) per common share
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02
     Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method. As a result of the net loss for the three months ended March 31, 2009, 6,829,545 of stock options were considered anti-dilutive and excluded from the calculation as their effect would have been to reduce the net loss per share. For the three months ended March 31, 2008, 421,498 stock options were excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive and increased the net income per share.
d. Warranty costs
     The Company warrants its X26 products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective unit for a fee. The C2 product is warranted for a period of 90 days after purchase. The Company also sells extended warranties for periods of up to four years after the expiration of the limited one year warranty. Management tracks historical data related to returns and warranty costs on a quarterly basis, and estimates future warranty claims by applying an estimated weighted average rolling four quarter return rate to the product sales for the period. If management becomes aware of a component failure that could result in larger than anticipated returns from its customers, the reserve would be increased. After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the TASER X26 for a prorated price depending on when the product was placed into service and replace the ADVANCED TASER device for a fee of $75. These fees are intended to cover the handling and repair costs and include a profit. The following table summarizes the changes in the estimated product warranty liabilities for the three months ended March 31, 2009 and 2008:

	2009	2008
Balance at January 1,	$615,031	$919,254
Utilization of accrual	(142,070)	(291,119)
Warranty expense	51,036	430,143

Balance at March 31,	$523,997	$1,058,278

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
e. Fair value of financial instruments
     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, except as it applied to the nonfinancial assets and nonfinancial liabilities subject to the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2 (“FSP 157-2”), which we adopted effective January 1, 2009. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:
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
f. Recent accounting pronouncements
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP standards. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company adopted FSP No. 142-3 as of January 1, 2009. Adoption did not have a material impact on the Company’s financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised) (“SFAS 141(R)”), Business Combinations. The statement changes the accounting for business combinations by requiring that an acquiring entity measure and recognize identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The Company adopted SFAS 141(R) as of January 1, 2009. Adoption did not have a material impact on the Company’s financial statements. SFAS No. 141 (R) will impact acquisitions, if any, closed after January 1, 2009.
2. Cash, cash equivalents and investments
     Cash and cash equivalents include funds on hand and short-term investments with original maturities of three months or less. Short-term investments include securities generally having maturities of 90 days to one year. Long-term investments include securities having maturities of more than one year. At March 31, 2009, the entire $58.3 million of the Company’s cash and cash equivalents was comprised entirely of cash and money market funds. In February 2009, the Company’s remaining short term investment in a government sponsored entity was called at par value by the issuing agency. Approximately $29.5 million of the Company’s cash equivalents held in money market funds as of March 31, 2009 are insured by the federal government as part of the Temporary Guarantee Program for Money Market Funds, which extends through September 18, 2009.
     The Company valued its cash equivalents in money market accounts using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, the Company classifies the valuation techniques that use these inputs as Level 1.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
3. Inventory
     Inventory is stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (FIFO) method, and an allocation of manufacturing labor and overhead. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventories as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Raw materials and work-in-process	$6,249,857	$7,371,608
Finished goods	4,241,750	6,225,409
Reserve for excess and obsolete inventory	(164,508)	(129,900)

Total Inventory	$10,327,099	$13,467,117

4. Intangible assets
     Intangible assets consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009				December 31, 2008
		Gross			Gross
		Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Domain names	5 Years	$146,752	$60,000	$86,752	$117,756	$60,000	$57,756
Issued patents	4 to 15 Years	696,093	168,411	527,682	677,808	156,297	521,511
Issued trademarks	9 to 11 Years	45,197	10,580	34,617	46,283	9,888	36,395
Non compete agreements	5 to 7 Years	150,000	86,072	63,928	150,000	79,286	70,714

		1,038,042	325,063	712,979	991,847	305,471	686,376

Unamortized intangible assets:
TASER Trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		884,097		884,097	860,635		860,635

		1,784,097		1,784,097	1,760,635		1,760,635

Total intangible assets		$2,822,139	$325,063	$2,497,076	$2,752,482	$305,471	$2,447,011

     Amortization expense for the three months ended March 31, 2009 and 2008 was $20,000 and $18,000, respectively. Estimated amortization expense of intangible assets for the remaining nine months of 2009, the next five years ended December 31, and thereafter is as follows:

2009 (remainder of year)	$57,590
2010	68,608
2011	60,895
2012	40,896
2013	40,896
2014	40,649
Thereafter	403,445

$712,979

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
5. Accrued liabilities
     Accrued liabilities consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Accrued salaries and benefits	$1,189,759	$1,145,634
Accrued expenses	2,250,206	2,249,193
Accrued warranty expense	523,997	615,031
Accrued income tax	—	266,049

Total	$3,963,962	$4,275,907

6. Income taxes
     The deferred income tax assets at March 31, 2009 are comprised primarily of capitalized research and development costs, research and development tax credits, non-qualified stock-based compensation expense, deferred warranty revenue, warranty and inventory reserves and accrued vacation. The Company’s total current and long term deferred tax asset balance at March 31, 2009 is $18.4 million.
     In preparing the Company’s interim financial statements, management has assessed the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business, as well as the generation of sufficient future taxable income. Based on consideration of the above factors, management has determined that it is more likely than not that its net operating loss carryforwards for the state of Arizona, which expire in 2009, will be fully realized. Accordingly, the valuation allowance of $200,000 the Company carried against its deferred tax assets as of December 31, 2008 is expected to be reversed and the benefit recognized during 2009 as a reduction of the effective tax rate. Management believes that, other than as previously described, as of March 31, 2009 based on an evaluation and projections of future sales and profitability, no other valuation allowance was deemed necessary as management concluded that it is more likely than not that the Company’s net deferred tax assets will be realized. However, such deferred tax assets could be reduced in the future if projections of future taxable income during the carryforward period are reduced.
     The Company has completed research and development tax credit studies which identified approximately $4.0 million in tax credits for Federal and Arizona income tax purposes related to the 2003 through 2008 tax years, net of the federal benefit on the Arizona research and development tax credits. Management made the determination that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and recorded a liability for unrecognized tax benefits of $1.7 million as of March 31, 2009. Management has estimated that an additional $445,000 of tax credits are available for Arizona purposes for the 2009 tax year with a prorated portion recorded as a component of the effective tax rate for the three months ended March 31, 2009. In addition, during 2008 management accrued approximately $106,000 for estimated uncertain tax positions related to certain state income tax liabilities. As of March 31, 2009, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $1.7 million be recognized, the Company’s effective tax rate would be favorably impacted.
     The following presents a rollforward of our liability for unrecognized tax benefits as of March 31, 2009:

Unrecognized Tax
Benefits
Balance at January 1, 2009	$1,692,080
Increase in prior year tax positions	—
Increase in current year tax positions	(24,030)
Decrease related to adjustment of previous estimates of activity	—
Decrease related to settlements with taxing authorities	—
Decrease related to lapse in statute of limitations	—

Balance at March 31, 2009	$1,668,050

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
7. Stockholders equity
Stock Option Activity
     At March 31, 2009, the Company had three stock-based compensation plans, which are described more fully in Note 10 to the financial statements included in the Company’s Annual Report on Form 10-K. On March 31, 2009, the Company’s Board of Directors approved the 2009 Stock Incentive Plan, under which the Company will reserve 1,000,000 shares of common stock for future grants. The 2009 Stock Incentive Plan is subject to approval at the Annual Meeting of Stockholders on May 28, 2009.
     The following table summarizes the stock options available and outstanding as of March 31, 2009, as well as activity during the three months then ended:

		Outstanding Options
	Shares Available		Weighted Average
	for Grant	Number of options	Exercise Price
Balance at December 31, 2008	702,680	9,108,930	$5.87
Granted	(171,600)	171,600	$4.87
Exercised	—	(100,141)	$0.50
Expired/terminated	87,934	(87,934)	$8.56

Balance at March 31, 2009	619,014	9,092,455	$5.88

     The options outstanding as of March 31, 2009 have been segregated into five ranges for additional disclosure as follows:

	Options Outstanding
			Weighted	Options Exercisable
		Weighted	Average		Weighted
	Number	Average	Remaining	Number	Average
Range of Exercise Price	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price

$0.28 - $0.99	867,078	$0.36	3.8	867,078	$0.36
$1.03 - $2.41	846,542	$1.56	3.5	846,542	$1.56
$3.53 - $9.93	6,449,974	$6.17	8.3	2,756,999	$7.33
$10.07 - $19.76	866,861	$12.18	7.0	654,881	$12.59
$20.12 - $29.98	62,000	$23.91	5.3	62,000	$23.91

$0.28 - $29.98	9,092,455	$5.88	6.7	5,187,500	$6.09

     The total fair value of options exercisable at March 31, 2009 and 2008 was $16.4 million and $13.7 million, respectively. Aggregate intrinsic value of options outstanding and options exercisable was $6.7 million and $6.4 million, respectively, at March 31, 2009. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $4.68 per share, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised for the three month periods ended March 31, 2009 and 2008 was $430,000 and $1.8 million, respectively.
     At March 31, 2009, the Company had 3,904,955 unvested options outstanding with a weighted average exercise price of $5.59 per share, weighted average grant date fair value of $2.86 per share and a weighted average remaining contractual life of 9.5 years. Of these unvested options outstanding, management estimates that approximately 3,739,775 options will ultimately vest based on its historical experience.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continue
Stock-Based Compensation Expense
     The Company applies the fair value recognition provisions of SFAS No. 123(R), Share Based Payment (“SFAS No. 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2009 and 2008 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. Management has elected to use the Black-Scholes-Merton option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the three month periods ended March 31, 2009 and 2008 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	Three Months Ended March 31,
	2009	2008
Expected life of options	4.5 years	4.0 years
Weighted average volatility	72.1%	70.5%
Weighted average risk-free interest rate	1.6%	2.3%
Dividend rate	0.0%	0.0%
Weighted average fair value of options granted	$4.87	$5.88
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
     Reported share-based compensation was classified as follows for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009	2008
Cost of Products Sold	$99,388	$58,850
Sales, general and administrative expenses	814,074	211,612
Research and development expenses	461,574	50,006

	$1,375,036	$320,468

     Total share-based compensation expense recognized in the income statement for the three months ended March 31, 2009 and 2008 includes $830,000 and $282,000, respectively, related to Incentive Stock Options (“ISO“s) for which no tax benefit is recognized. The total unrecognized tax benefit related to the non-qualified disposition of stock options in the three months ended March 31, 2009 and 2008 was approximately $430,000 and $21,000, respectively. As a result of the adoption of SFAS No. 123(R), the Company did not tax effect the share-based compensation expense for tax purposes related to the non-qualified disposition of ISOs exercised and sold. The benefit will be recorded when the Company is in a position to realize the benefit with an offset to decrease taxes payable in future periods.
     As of March 31, 2009, total unrecognized stock-based compensation expense related to unvested stock options was approximately $10.8 million, which is expected to be recognized over a remaining weighted average period of approximately 15 months.
     The Company granted 811,000 performance-based stock options in 2008 and a further 15,000 in the first quarter of 2009, the vesting of which is contingent upon the achievement of certain performance criteria related to the successful development and market acceptance of future product introductions, as well as the future operating performance of the Company. Compensation expense is recognized over the implicit service period (the date the performance condition is required to be achieved) based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. At March 31, 2009, the fair value of the performance-based options was estimated to be $2.04 million, and the Company recognized related compensation expense of $316,000 in the first quarter of 2009, which is included in the table above.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
8. Line of credit
     The Company has a line of credit agreement with a bank which provides for a total availability of $10.0 million. The line is secured by the Company’s accounts receivable and inventory and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime (3.25% at March 31, 2009). The availability under this line is computed on a monthly borrowing base, which is based on the Company’s eligible accounts receivable and inventory. The line of credit matures on June 30, 2010 and requires monthly payments of interest only. At March 31, 2009 there was no amount outstanding under the line of credit and the available borrowing was $8.3 million. There have been no borrowings under the line of credit to date.
     The Company’s agreement with the bank requires the Company to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage ratios. At March 31, 2009, the Company was in compliance with all such covenants.
9. Commitments and Contingencies
Equipment purchase commitment
     On July 2, 2007, the Company entered into a contract with Automation Tooling Systems Inc. for the purchase of equipment at a cost of approximately $8.4 million. The equipment is expected to be delivered to and installed at the Company’s facility in the second quarter of 2009. Payments will be made in installments, with an initial $1.5 million deposit paid in 2007, installments of $3.0 million paid in 2008, and the balance of $3.9 million expected to be paid in 2009 upon delivery and installation. The installments paid to date have been recorded in property, plant and equipment in the accompanying balance sheet.
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
     In addition, 85 other lawsuits have been dismissed or judgment entered in favor of the Company and are not included in this number. Appeals were filed by the plaintiffs in both the Mann (GA) litigation and the Neal-Lomax (NV) litigation, where judgment was entered in favor of the Company.
     Also not included in the number of pending lawsuits is the Heston lawsuit in which a jury verdict was entered against the Company on June 6, 2008, and judgment was entered against the Company on January 30, 2009 in the amount of $153,150 as compensatory damages, $1,423,127 as attorney fees, and $182,000 as costs. These damages, fees and costs are covered by the Company’s insurance policies. The jury found that Mr. Heston’s own actions were 85 percent responsible for his death. The jury assigned 15 percent of the responsibility to TASER for a “negligent failure to warn” that extended or multiple TASER ECD applications could cause muscle contractions that could potentially contribute to acidosis to a degree that could cause cardiac arrest. The jury inappropriately awarded $5,200,000 in punitive damages against TASER, which were subsequently disallowed by the Court on October 24, 2008. The Court denied the balance of the Company’s motion for judgment as a matter of law on all other grounds. The Company has filed a notice of appeal with respect to the judgment and plaintiffs have filed a notice of cross appeal.
     With respect to each of the pending 42 lawsuits, the following table lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. This table also lists those cases that were dismissed or judgment entered during the most recent fiscal quarter. Cases that were dismissed or judgment entered in prior fiscal quarters are not included in this table. In each of the pending lawsuits, the plaintiff is seeking monetary damages from the Company. The claims and in some instances, the defense of each of these lawsuits has been submitted to our insurance carriers that maintained insurance coverage during these applicable periods and we continue to maintain product liability insurance coverage with varying limits and deductibles. Our product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $1,000,000 in per incident deductibles. We are defending each of these lawsuits vigorously.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued

Plaintiff	Month Served	Jurisdiction	Claim Type	Status

Glowczenski	Oct-04	US District Court, ED NY	Wrongful Death	Trial Scheduled Sept — 09
Washington	May-05	US District Court, ED CA	Wrongful Death	Discovery Phase
Sanders	May-05	US District Court ED CA	Wrongful Death	Case Stayed
Graff	Sep-05	Maricopa Superior Court, AZ	Wrongful Death	Discovery Phase
Heston	Nov-05	US District Court, ND CA	Wrongful Death	Plaintiff Jury Verdict, punitive damages thrown out, judgment entered against TASER for $153,150 compensatory damages, $1,423,127 attorney fees and $182,000 costs
Rosa	Nov-05	US District Court, ND CA	Wrongful Death	Trial Scheduled Sept — 09
Yeagley	Nov-05	Hillsborough County Circuit County, FL	Wrongful Death	Discovery Phase
Neal-Lomax	Dec-05	US District Court, NV	Wrongful Death	Dismissed, Appeal Pending
Mann	Dec-05	US District Court, ND GA, Rome Div	Wrongful Death	Dismissed, Appeal Pending
Lee	Jan-06	Davidson County, TN Circuit Court	Wrongful Death	Dismissed
Zaragoza	Feb-06	CA Superior Court, Sacramento County	Wrongful Death	Trial Scheduled Dec — 09
Bagnell	Jul-06	Supreme Court for British Columbia, Canada	Wrongful Death	Discovery Phase
Hollman	Aug-06	US District Court, ED NY	Wrongful Death	Discovery Phase
Oliver	Sep-06	US District Court, MD FL, Orlando	Wrongful Death	Trial Stayed
Teran/LiSaola	Oct-06	US District Court, ND CA	Wrongful Death	Taken off Trial Calendar
Augustine	Jan-07	11th Judicial Circuit Court, Miami-Dade, FL	Wrongful Death	Discovery Phase
Bolander	Aug-07	17th Circuit Court Broward County, FL	Wrongful Death	Trial Scheduled April — 09, Summary judgment motion pending
Wendy Wilson, Estate of Ryan Wilson	Aug-07	District Court Boulder County, CO	Wrongful Death	Discovery Phase
Crawford, Estate of Russell Walker	Oct-07	District Court Clark County, NV	Wrongful Death	Discovery Phase
Walker, Estate of Russell Walker (Companion to Crawford)	Oct-07	US District Court District of NV	Wrongful Death	Discovery Phase
Jack Wilson, Estate of Ryan Wilson (Companion to Wendy Wilson)	Nov-07	District Court Boulder County, CO	Wrongful Death	Discovery Phase
Gilliam	Apr-08	US District Court, MD, AL	Wrongful Death	Dismissed
Romero	May-08	Dallas County District Court, TX	Wrongful Death	Discovery Phase
Guerrero	Jun-08	US District Court, Central District CA	Wrongful Death	Trial Scheduled Nov — 09
Marquez	Jun-08	US District Court, Arizona	Wrongful Death	Discovery Phase
Preyer	Jul-08	US District Court, Middle District, FL	Wrongful Death	Trial Stayed
Salinas	Aug-08	US District Court, Northern District CA	Wrongful Death	Trial Scheduled April — 2010
Wells	Sep-08	US District Court, Northern District CA	Wrongful Death	Dismissed
R. Wilson	Oct-08	SC Court Common Pleas, Charleston County	Wrongful Death	Dismissed w/o Prejudice
Thomas (Pike)	Oct-08	US District Court, WD Louisiana, Alexandria	Wrongful Death	Discovery Phase
Haake	Nov-08	US District Court, Kansas	Wrongful Death	Discovery Phase
Dwyer	Nov-08	US District Court, ED TX, Marshall Division	Wrongful Death	Trial Scheduled Nov — 09
Nykiel	Dec-08	Common Pleas Court, Allegheny County, PA	Wrongful Death	Discovery Phase
Starr	Dec-08	Common Pleas Court, 12th Judicial Circuit, Florence County, SC	Wrongful Death	Trial Scheduled Dec — 09
Carroll	Mar-09	US District Court, Southern District TX	Wrongful Death	Complaint Served
Silva	Mar-09	US District Court, Northern District CA	Wrongful Death	Complaint Served
Stewart	Oct-05	Circuit Court for Broward County, FL	Training Injury	Discovery Phase
Lewandowski	Jan-06	US District Court, NV	Training Injury	Summary judgment motion pending
Peterson	Jan-06	US District Court, NV	Training Injury	Summary judgment motion pending
Husband	Mar-06	British Columbia Supreme Court, Canada	Training Injury	Discovery Phase
Wilson	Aug-06	US District Court, ND GA	Training Injury	Dismissed; Appeal Filed, Appellate Court Affirmed Dismissal
Perry	Jul-08	US District Court CO	Training Injury	Discovery Phase
Grable	Aug-08	FL 6th Judicial Circuit Court, Pinellas County	Training Injury	Discovery Phase
Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Complaint Served
Bickle	Mar-09	MT 18th Judicial District Court, Gallatin County	Training Injury	Complaint Served
Foley	Mar-09	US District Court, MA	Training Injury	Complaint Served
Peppler	Apr-09	Circuit Court 5th Judicial Dist., Sumter City, FL	Training Injury	Complaint Served
Bynum	Oct-05	US District Court SD NY	Injury During Arrest	Discovery Phase
Wieffenbach	Jun-06	Circuit Court of 12th Judicial District, Will County, Il	Injury During Arrest	Discovery Phase
Payne	Oct-06	Circuit Court of Cook County, Illinois	Injury During Arrest	Discovery Phase
Gomez	May-07	Circuit Court 11th Judicial Dist. FL	Injury During Arrest	Dismissed
Butler	Sep-08	CA Superior Court, Santa Cruz County	Injury During Arrest	Discovery Phase
Scott	Dec-08	US District Court, Northern District, WVA	Injury During Arrest	Dismissed
Reston	39912	Circuit Court 4th Judicial Dist., Duval Cty, FL	Injury During Arrest	Complaint Filed

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
Other Litigation
     In December 2005, we filed a lawsuit in Vigo County, Indiana, Superior Court against Roland M. Kohr for defamation, product disparagement, Lanham Act violations, tortuously affecting the fairness and integrity of litigation as an adverse third-party witness, and intentional interference with a business relationship. The lawsuit seeks money damages and injunctive relief against Dr. Kohr. Dr. Kohr was the medical examiner and expert witness in the James Borden wrongful death litigation, which litigation was dismissed with prejudice. This case is in the discovery phase and no trial date has been set.
     In November 2006, we filed a lawsuit against the Chief Medical Examiner of Summit County, Ohio, in the Court of Common Pleas of Summit County, to correct erroneous cause of death determinations relating to the autopsy reports prepared by medical examiner, Dr. Lisa Kohler, which associate the TASER device as being a contributing factor in the deaths of Richard Holcomb, Dennis Hyde and Mark McCullaugh. We asked the Court to order a hearing on the appropriate causes of death of Mr. Hyde, Mr. Holcomb and Mr. McCullaugh, and to order changes in the medical examiner’s cause of death determinations for Mr. Hyde, Mr. Holcomb and Mr. McCullaugh removing all references to any TASER device causing or contributing to the causes of death for Mr. Hyde, Mr. Holcomb and Mr. McCullaugh. Defendant filed a motion to dismiss for lack of standing and that motion was denied by the Court in January 2007. The City of Akron joined this lawsuit as a co-plaintiff. This case went to trial in April 2008 and on May 2, 2008, the Court entered an order ruling in favor of TASER and the City of Akron and ordered the medical examiner to remove any reference to the TASER device as a cause of death and to change the manner of death for Holcomb and Hyde to accidental and for Mr. McCullaugh to undetermined. The defendant filed an appeal and on March 30, 2009 the Ohio’s 9th Judicial District Court of Appeals entered an order affirming the trial court’s order.
     In January 2007, we filed a lawsuit in the U.S. District Court for the District of Arizona against Stinger Systems, Inc. alleging patent infringement, patent false marking, and false advertising. Defendant filed an answer and counterclaim for false advertising and punitive damages. Discovery has begun and no trial date has been set. On February 2, 2009, the Court issued an order based on a Markman hearing held on May 7, 2008 in which the Court adopted TASER’s claim construction on the disputed patent claim term in TASER’s U.S. patent number 7,102,870 and all of TASER’s claim construction on all of the disputed patent claim terms in TASER’s U.S. patent number 7,234,262. In addition, the Court adopted TASER’s claim construction on one of the disputed patent claim terms in TASER’s U.S. patent number 6,999,295 and rejected both parties claim construction in the other disputed claim term in this patent. Discovery is ongoing and no trial date has been set.
     In October 2007, we filed a lawsuit in Arizona Superior Court for Maricopa County against Steve Ward and Mark Johnson, both former TASER employees, and VIEVU Corporation, et. al. for breach of duty of loyalty, breach of contract, breach of fiduciary duty, and conversion. This lawsuit does not involve our ECD business and we do not expect this litigation to have a material impact on our financial results. Defendants Ward and VIEVU Corporation filed an answer and counterclaim for declaration of non-infringement, tortious interference with contractual relations, tortious interference with business expectancy, and abuse of process. The lawsuit seeks compensatory damages, constructive trust, exemplary damages, injunctive relief attorneys’ fees, costs and disbursements. Discovery has begun and no trial date has been set. Cross motions for summary judgment were filed and on March 4, 2009, the Court denied the defendants’ motion for summary judgment on the trade secret claim. On April 9, 2009, the Court granted TASER’s motion for summary judgment against Mr. Ward on the breach of fiduciary duty and the breach of duty of loyalty claims. We filed a motion to extend the discovery period by 60 days and to reconvene the deposition of Mr. Ward and the defendants have filed a response in opposition to this motion. In addition, defendant’s Steve Ward and VIEVU Corporation have filed a motion for reconsideration or, in the alternative, to make the Court’s ruling a final judgment and stay proceeding pending outcome of the appeal.
     In June 2008, we filed an amended complaint in the State Court of Fulton County, Georgia joining as a plaintiff an existing lawsuit previously filed by certain current and former stockholders of the Company against Morgan Stanley & Co., Inc., and 10 other brokerage firms alleging a conspiracy to unlawfully, deceptively, and fraudulently manipulate the price of the Company’s common stock in the context of illegal naked shorting. Specifically, the amended complaint alleges that the defendants committed a conspiracy and endeavor to violate the Georgia Racketeer Influenced and Corrupt Organization Act; Securities Fraud; Theft By Taking; Theft By Deception; Violation of The Georgia Computer Systems Protection Act; Violation of the Georgia Securities Act; Violation of the Georgia Computer Systems Protection Act; and Conversion. The lawsuit seeks compensatory and punitive damages as well as expenses of litigation including attorneys’ fees and costs. Defendants have filed motions to dismiss and discovery has not yet begun.
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
     In February 2009, we filed a complaint in the U.S. District Court for the District of Nevada against James F. McNulty, Jr., Robert Gruder, and Stinger Systems, Inc. alleging securities fraud, trade libel, unfair competition under the Lanham Act, abuse of process, and deceptive trade practices. The Company’s complaint seeks compensatory damages, punitive damages, injunctive relief, attorneys’ fees and costs. Motions to dismiss are pending.
     In April 2009, we filed a complaint in the U.S. District Court for the District of Arizona against Linden Research L.L.C., et. al. alleging trademark and design patent infringement. The Company’s complaint seeks compensatory damages, punitive damages, injunctive relief, attorneys’ fees and costs. This matter was dismissed without prejudice on May 5, 2009 and satisfactorily resolved between the parties.
General
     From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. We intend to defend and pursue any lawsuit filed against or by the Company vigorously. Although we do not expect the outcome in any individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition. In addition, the Company has seven lawsuits where the costs of legal defense incurred are in excess of its liability insurance deductibles. As of March 31, 2009, the Company has recorded approximately $67,000 in other assets related to the receivable from its insurance company for reimbursement of these legal costs. The Company may settle a lawsuit in situations where a settlement can be obtained for nuisance value and for an amount that is expected to be less than the cost of defending a lawsuit. The number of product liability lawsuits dismissed includes a small number of police officer training injury lawsuits that were settled by the Company and dismissed in cases where the settlement economics to the Company were significantly less than the cost of litigation. Due to the confidentiality of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not identify or comment on which specific lawsuits have been settled or the amount of any settlement.
10. Related Party Transactions
Aircraft charter
     The Company reimburses Thomas P. Smith, Chairman of the Company’s Board of Directors, and Patrick W. Smith, the Company’s Chief Executive Officer, for business use of their personal aircraft. For the three months ended March 31, 2009 and 2008, the Company incurred expenses of approximately $49,000 and $74,000, respectively, to Thomas P. Smith. For the three months ended March 31, 2009 and 2008, the Company incurred expenses of $10,000 and $0, respectively, to Patrick W. Smith. At March 31, 2009 and December 31, 2008, the Company had outstanding payables of $27,000 and $0, respectively, due to Thomas P. Smith. At March 31, 2009 and December 31, 2008, the Company had outstanding payables of $10,000 and $0, respectively, due to Patrick W. Smith. Management believes that the rates charged by Thomas P. Smith and Patrick W. Smith are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
     In the first quarter of 2007, the Company also entered into a charter agreement for future use of an aircraft for business travel from Thundervolt, LLC, a company owned by Patrick W. Smith, should the need arise. For the three months ended March 31, 2009 and 2008, the Company did not incur any direct charter expenses pursuant to its relationship with Thundervolt, LLC. Management believes that the rates charged by Thundervolt, LLC are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
TASER Foundation
     In November 2004, the Company established the TASER Foundation. The TASER Foundation is a 501(c)(3) non-profit corporation and has been granted tax exempt status by the Internal Revenue Service. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Daniel M. Behrendt, an officer of the Company, served on the Board of Directors of the TASER Foundation through February 2009. Over half of the initial $1.0 million endowment was contributed directly by TASER International, Inc. employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the three months ended March 31, 2009 and 2008, the Company incurred approximately $62,000 and $49,000, respectively, in such administrative costs. The Company is authorized by its Board of Directors to make a discretionary contribution up to a maximum of $200,000 per quarter. For the three months ended March 31, 2009 and 2008, the Company did not make a discretionary contribution to the TASER Foundation.
Consulting services
     Beginning in August 2005, the Company agreed to pay Mark Kroll, a member of the Board of Directors, for consultancy services. The cumulative expenses for the three months ended March 31, 2009 and 2008 were approximately $85,000 and $101,000, respectively. At March 31, 2009 and December 31, 2008, the Company had accrued liabilities of approximately $19,000 and $23,000, respectively, related to these services.
11. Employee Benefit Plan
     In January 2006, the Company established a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $16,500. The Company currently matches 100% of the first 3% of eligible compensation contributed to the Plan by each participant and 50% of the next 2% of eligible compensation contributed to the plan by each participant. Beginning January 1, 2008, the Company’s matching contributions are immediately vested. The Company’s matching contributions to the Plan for the three months ended March 31, 2009 and 2008 were $112,000 and $100,000, respectively. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following is a discussion of the Company’s financial condition as of March 31, 2009 and results of operations for the three months ended March 31, 2009 and 2008. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
Overview
     Our mission is to protect life by providing safer, more effective use of force options and technologies. We are a market leader in the development and manufacture of advanced electronic control devices (ECDs) designed for use in law enforcement, military, corrections, private security and personal defense. We have focused our efforts on the continuous development of our technology for both new and existing products as well as industry leading training services while building distribution channels for marketing our products and services to law enforcement agencies, primarily in North America with increasing efforts on expanding these programs in international markets. To date, over 14,000 law enforcement agencies in over 45 countries have made initial purchases of our TASER brand devices for testing or deployment. To date we do not know of any significant sales of any competing ECD products.
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

Results of Operations
Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
     The following table sets forth, for the periods indicated, our statements of operations as well as the percentage relationship to total net revenues of items included in our statements of operations (dollars in thousands):

	Three Months Ended March 31,				Increase / (Decrease)
	2009		2008		$	%
Net sales	$24,605	100.0%	$22,487	100.0%	$2,118	9.4%
Cost of products sold	9,976	40.5%	9,724	43.2%	252	2.6%

Gross margin	14,629	59.5%	12,763	56.8%	1,866	14.6%
Sales, general and administrative expenses	11,449	46.5%	9,161	40.7%	2,288	25.0%
Research and development expenses	4,198	17.1%	2,111	9.4%	2,087	98.9%

Income (loss) from operations	(1,018)	-4.1%	1,491	6.6%	(2,509)	-168.2%
Interest and other income, net	95	0.4%	501	2.2%	(406)	-80.9%

Income (loss) before provision (benefit) for income taxes	(923)	-3.8%	1,992	8.9%	(2,915)	-146.3%
Provision (benefit) for income taxes	(455)	-1.9%	776	3.5%	(1,231)	-158.7%

Net income (loss)	$(468)	-1.9%	$1,216	5.4%	$(1,684)	-138.6%

Net Sales
     For the three months ended March 31, 2009 and 2008, sales by product line and by geography were as follows (dollars in thousands):

	Three Months Ended March 31,
	2009		2008
Sales by Product Line
TASER X26	$10,838	44.0%	$11,174	49.7%
TASER C2	1,404	5.7%	1,739	7.7%
TASER Cam	508	2.1%	968	4.3%
ADVANCED TASER	1,720	7.0%	1,559	6.9%
Single Cartridges	7,982	32.4%	5,534	24.6%
Other	2,153	8.7%	1,513	6.7%

Total	$24,605	100.0%	$22,487	100.0%

	Three Months Ended March 31,
	2009	2008
United States	63%	87%
Other Countries	37%	13%

Total	100%	100%

     Net sales increased $2.1 million, or 9%, to $24.6 million for the first quarter of 2009 compared to $22.5 million for the first quarter of 2008. The increase in sales versus the prior year was primarily driven by significant international shipments during the quarter including follow-on orders for single cartridges and TASER X26 ECDs to the UK government and 3,000 TASER ECDs to the Brazilian National Guard. The growth in international business offset a decline in domestic sales, which we believe reflects lower municipal spending in the U.S. as agencies reassigned budget dollars due to economic constraints. As a result, sales of single cartridges increased $2.5 million, or 44%, compared to the prior year, offsetting a $336,000, or 3%, decline in X26 sales and a $460,000, or 48%, decrease in TASER Cam sales. Sales of the TASER C2 consumer product also declined by $335,000, or 19%, attributable to the impacts of the economic downturn on consumer spending. The increase in other sales is primarily driven by growth in extended warranty revenues, out of warranty repairs and the elimination of distributor discounts in 2008. Other sales also include government grant, training and shipping revenues.
     International sales for the first quarter of 2009 and 2008 represented approximately $9.2 million, or 37%, and $3.0 million, or 13%, of total net sales, respectively.

Cost of Products Sold
     Cost of products sold increased by $252,000, or 3%, to $10.0 million for the first quarter of 2009 compared to $9.7 million for the first quarter of 2008. As a percentage of net sales, cost of products sold decreased to 40.5% in the first quarter of 2009 compared to 43.2% in the first quarter of 2008. The 270 basis point improvement for the first quarter of 2009 compared to the first quarter of 2008 was the result of a combination of factors. Product costs decreased as a percentage of net sales driven by negotiated supplier price reductions in certain raw material components. Direct labor decreased as a percentage of net sales due to lower overtime and temporary labor costs, and we reduced production scrap as the result of improved product quality and operating efficiencies. In addition, our provision for warranty decreased as we experienced a reduction in standard warranty replacements during the first quarter of 2009. Offsetting these decreases was an increase in indirect labor and manufacturing overhead as a percentage of sales. The increase in cartridge sales during the quarter (32% of net sales in the first quarter of 2009 vs. 25% of net sales in the first quarter of 2008) led to a significant reduction in finished good cartridge inventory which has a higher labor and overhead allocation than our ECD products.
Gross Margin
     Gross margin increased $1.9 million, or 15%, to $14.6 million for the first quarter of 2009 compared to $12.8 million for the first quarter of 2008. As a percentage of net sales, gross margin increased to 59.5% for the first quarter of 2009 compared to 56.8% for the first quarter of 2009. The 270 basis point improvement in gross margin as a percentage of net sales for the first quarter of 2009 was attributable to the decreased product costs, direct labor, production scrap and change in warranty provision costs as a percentage of net sales as discussed above under cost of products sold.
Sales, General and Administrative Expenses
     For the three months ended March 31, 2009 and 2008, sales, general and administrative expenses were comprised of the following (dollars in thousands):

	Three Months Ended March 31,
			$	%
	2009	2008	Change	Change
Salaries and benefits	$2,822	$2,103	$719	34.2%
Legal, professional and accounting fees	2,059	1,431	628	43.9%
Consulting and lobbying services	1,217	712	505	70.9%
Stock-based compensation	814	212	602	284.0%
Travel and meals	792	879	(87)	-9.9%
D&O and liability insurance	484	460	24	5.2%
Depreciation and amortization	451	401	50	12.4%
Advertising	199	808	(609)	-75.4%
Bonuses	93	—	93	100.0%
Other	2,518	2,155	363	16.9%

Total	$11,449	$9,161	$2,288	25.0%

Sales, general and administrative as % of net sales	46.5%	40.7%
     Sales, general and administrative expenses were $11.5 million and $9.2 million in the first quarter of 2009 and 2008, respectively, an increase of $2.3 million, or 25%. As a percentage of total net sales, sales, general and administrative expenses increased to 46.5% for the first quarter of 2009 compared to 40.7% for the first quarter of 2008.
     The dollar increase for the first quarter of 2009 over the same period in 2008 is attributable to a $719,000 growth in salaries and benefits related to an increase in personnel to support the expansion of our business infrastructure as we introduce new products and enter new markets. Stock based-compensation expense increased $602,000 related to a full quarter’s expense for options granted during the third and fourth quarters of 2008 as stock options. Legal, professional and accounting fees increased $628,000 driven by the timing of outstanding ligation in progress as well as year-end audit and Sarbanes-Oxley reviews. Consulting and lobbying services increased $505,000 primarily related to strategic selling and marketing, advertising and process improvement related efforts. The $363,000 increase in other costs was primarily driven by increased trade show and market research costs. These increases were partially offset by a $609,000 decrease in advertising primarily due to $550,000 of infomercial production costs expensed in the first quarter of 2008.

Research and Development Expenses
     Research and development expenses increased $2.1 million, or 99%, to $4.2 million for the first quarter of 2009 compared to $2.1 million for the first quarter of 2008. The increase is driven by a $781,000 increase in salary and benefits as we have expanded our R&D headcount to support new product development including an Internet service and software development team. Stock-based compensation expenses increased $412,000 for options granted in 2008 and the first quarter of 2009. Consulting costs and indirect supplies increased $580,000 primarily associated with the development of AXON (Autonomous eXtended on-Officer Network) and EVIDENCE.com. We expect to maintain this level of research and development spending in 2009 as we accelerate development of new products.
Interest and Other Income, Net
     Interest and other income decreased by $406,000 or 81% to $95,000 for the first quarter of 2009 compared to $501,000 for the first quarter of 2008. The decrease is attributable to a significantly lower average yield on our cash and investments.
Provision (Benefit) for Income Taxes
     The provision for income taxes decreased by $1.2 million to a benefit of $455,000 for the first quarter of 2009 compared to a provision of $776,000 for the first quarter of 2008. The effective income tax rate for the first quarter of 2009 was 49.3% compared to 38.9% for the first quarter of 2008. The effective tax rate for the three months ended March 31, 2009 increased compared to the same period in the prior year due to the higher impact of certain non-deductible items such as stock-based compensation expense related to ISO’s and lobbying expenses against a lower taxable income base expected for the year ended December 31, 2009.
Net Income (Loss)
     Net income decreased by $1.7 million to a net loss of $(468,000) for the first quarter of 2009 compared to net income of $1.2 million for the first quarter of 2008. Net loss per basic and diluted share was $(0.01) for the first quarter of 2009. This compares to income per basic and diluted share of $0.02 for the first quarter of 2008.
Liquidity and Capital Resources
Liquidity
     Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. We believe funds generated from our expected results of operations and available cash and cash equivalents will be sufficient to finance our operations and strategic initiatives for the next 12 months. In addition, our revolving credit facility is available for additional working capital needs or investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.
     As of March 31, 2009, we had $58.3 million in cash and cash equivalents, an increase of $8.9 million from the end of 2008, which is primarily attributable to net cash provided by operations of $10.5 million in the first quarter of 2009 and proceeds from the maturities of investment holdings, partially offset by investments in property and equipment and intangible assets. We expect that cash used / generated from accounts receivable, inventory and accounts payable in 2009 will remain relatively consistent with 2008; however, we intend to manage our working capital closely to align with forecasted and actual sales and production levels. Accounts receivable at March 31, 2009 decreased by $4.5 million compared to December 31, 2008, primarily as the result of a large individual sale made to the UK government in December 2008, which was paid in full in February 2009. Our inventory balance also decreased $3.1 million at March 31, 2009 compared to December 31, 2008, mainly attributable to several significant cartridge and ECD orders from the UK and Brazil. Additionally, we expect to invest a further $10.0 to $15.0 million in capital expenditures in 2009, including $3.9 million in manufacturing automation equipment in the first half of 2009. We also anticipate continuing to invest in research and development in excess of 2008 levels as we accelerate development of new products in the pipeline.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$10,527	$659
Net cash provided by investing activities	807	4,086
Net cash provided by financing activities	$50	$171
     Net cash provided by operating activities for the first three months of 2009 of $10.5 million was driven by non-cash adjustments to the net loss including stock-based compensation expense of $1.4 million, depreciation and amortization expense of $715,000 and provision for warranty expense of $142,000. Changes in working capital include a $4.5 million decrease in accounts receivable and a $3.1 million reduction in inventory as discussed above. In addition, prepaid and other assets decreased $590,000 due to amortization of prepaid liability and D&O insurance premiums and deferred revenue also increased $519,000 driven by extended warranty sales in the first nine months of 2008.
     Net cash provided by investing activities was $807,000 during the three months ended March 31, 2009, which was comprised of $2.5 million in net proceeds from called investments partially offset by the use of $1.6 million to purchase property and equipment mainly related to new automation, production equipment and computer storage solutions. In addition, we invested $104,000 in intangible assets, primarily consisting of patent and trademark costs.
     During the first three months of 2009, net cash provided by financing activities was $50,000, attributable to proceeds from stock options exercised during the period.
Capital Resources
     On March 31, 2009, we had total cash and cash equivalents of $58.3 million.
     We have a revolving line of credit with a domestic bank with a total availability of $10.0 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on June 30, 2010 and requires monthly payments of interest only. At March 31, 2009, there were no borrowings under the line and $8.3 million of the line was available based on the defined borrowing base, which is calculated on our eligible accounts receivable and inventory. Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage. At March 31, 2009, we were in compliance with those covenants.
     We believe that our balance of total cash and cash equivalents of $58.3 million as of March 31, 2009, together with cash expected to be generated from operations and our existing credit facility will be adequate to fund our operations for at least the next 12 months. We may require additional resources to expedite manufacturing of new and existing technologies in order to meet possible demand for our products. Based on our strong balance sheet and the fact we had no outstanding debt at March 31, 2009, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available, or on terms acceptable to us. Capital markets in the United States and throughout the world remain disrupted and under stress. This disruption and stress is evidenced by a lack of liquidity in the debt capital markets, the re-pricing of credit risk in the syndicated credit market and the failure of certain major financial institutions. This stress is compounded by the ongoing severe worldwide recession. Despite actions of the U.S. federal government, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and have reduced the availability of debt capital for the market as a whole. Reflecting this concern, many lenders and capital providers have reduced, and in some cases ceased to provide, debt funding to borrowers. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our ability to obtain additional or alternative financing.

Commitments and Contingencies
     On July 2, 2007, we entered into a contract with ATS Automation Tooling Systems Inc. for the purchase of equipment at a cost of approximately $8.4 million, which includes $0.7 million of change orders made in the first quarter of 2008 for additional equipment. Following some construction delays, the equipment is expected to be delivered to and installed at our Scottsdale facility in the second quarter of 2009. Payments are to be made in installments, with an initial $1.5 million deposit paid in 2007, $3.0 million paid during 2008 and the balance of $3.9 million is expected to be paid in 2009.
Off Balance Sheet Arrangements
     We have no off balance sheet arrangements as of March 31, 2009.
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
Standard Product Warranty Reserves
     We warrant our law enforcement ECD’s from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective TASER unit for a fee. We warrant our new TASER C2 product for 90 days. We track historical data related to returns and warranty costs on a quarterly basis, and estimate future warranty claims by applying our weighted average rolling four quarter return rate to our product sales for the period. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of March 31, 2009, our reserve for warranty returns was $524,000 compared to a $615,000 reserve at December 31, 2008. Our reserve for warranty returns decreased at March 31, 2009 as the result of a reduced returns experience, particularly in our X26 product line which we believe is a function of continuing improvements made in the manufacturing and quality processes. In the event that product returns under warranty differ from our estimates, changes to warranty reserves might become necessary.
Inventory
     Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (FIFO) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management judgements of what constitutes normal capacity of our production facilities, and a determination of what costs are considered to be abnormal fixed production costs which are expensed as current period charges in accordance with SFAS 151, Inventory Costs. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory increased to $164,000 at March 31, 2009 compared to $130,000 at December 31, 2008. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves might become necessary.
Accounts Receivable
     Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. This allowance represents our best estimate and is based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. Our allowance for doubtful accounts was $198,000 at March 31, 2009 compared to $200,000 at December 31, 2008. In the event that actual uncollectible amounts differ from these estimates, changes in allowances for doubtful accounts might become necessary.

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
     We adopted the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Under FIN 48, management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $4.0 million in tax credits for Federal and Arizona income tax purposes related to the 2003 through 2008 tax years, net of the federal benefit on the Arizona research and development tax credits. Management has estimated that an additional $445,000 of tax credits are available for Arizona purposes for the 2009 tax year with a prorated portion recorded as a component of the effective tax rate for the three months ended March 31, 2009. Management made the determination that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and recorded a liability for unrecognized tax benefits of $1.7 million as of March 31, 2009. As of March 31, 2009, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $1.7 million be recognized, the Company’s effective tax rate would be favorably impacted. Also included as part of the $1.7 million liability for unrecognized tax benefits is a management estimate of $106,000 related to uncertain tax positions for certain state income tax liabilities. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
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

     Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business, as well as the generation of sufficient future taxable income. Based on consideration of the above factors, management has determined that it is more likely than not that its net operating loss carryforwards for the state of Arizona, which expire in 2009, will be fully realized. Accordingly, the valuation allowance of $200,000 the Company carried against its deferred tax assets as of December 31, 2008 is expected to be reversed with the benefit recognized during 2009 as a reduction of the current-year effective tax rate. Management believes that, other than as previously described, as of March 31, 2009 based on an evaluation and projections of future sales and profitability, no other valuation allowance was deemed necessary as management concluded that it is more likely than not that the Company’s net deferred tax assets will be realized. However, such deferred tax assets could be reduced in the future if projections of future taxable income during the carryforward period are reduced.
Stock Based Compensation
     We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. We use the Black-Scholes-Merton option pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (“forfeitures”). We granted 811,000 performance-based stock options in 2008 and 15,000 in the first quarter of 2009, the exercise of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future operating performance. These options will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on our statements of operations. Refer to Note 7 to our financial statements in Item 1 for further discussion of how we determined our valuation assumptions.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS No. 115) . All of our cash equivalent and marketable securities investments are treated as “held-to-maturity” under SFAS No. 115. As of March 31, 2009 our cash equivalents are invested in highly liquid money market funds denominated in United States dollars. As such we currently have no interest rate risk related to holding fixed or floating rate securities.
Exchange Rate Risk
     We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers provide for pricing and payment in United States dollars, and therefore are not subject to exchange rate fluctuations. However, the cost to our customers increases when the U.S. dollar strengthens against their local currency. In this difficult economy this risk of loss becomes a credit-risk for non-payment. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
     Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in internal control over financial reporting
     There were no changes in internal control over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See discussion of legal proceedings in Note 9 to the financial statements included in PART I, ITEM 1 of this Form 10-Q.
ITEM 1A. RISK FACTORS
     There have been no material changes to the factors disclosed in ITEM 1A — RISK FACTORS of our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 6. EXHIBITS

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.

Date: May 8, 2009	/s/ Patrick W. Smith Patrick W. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2009	/s/ Daniel M. Behrendt
Daniel M. Behrendt
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits
Exhibits:

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.