Form 10-Q
period 2009-06-30
TASER INTERNATIONAL INC
filed 2009-08-07
CIK 1069183

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
There were 61,920,771 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of August 5, 2009.

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TASER INTERNATIONAL, INC.
BALANCE SHEETS
(UNAUDITED)

	June 30, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$52,773,739	$46,880,435
Short-term investments	—	2,498,998
Accounts receivable, net of allowance of $197,000 and $200,000 at June 30, 2009 and December 31, 2008, respectively	13,116,452	16,793,553
Inventory	11,670,349	13,467,117
Prepaids and other assets	2,605,160	2,528,539
Deferred income tax assets, net	9,430,073	9,430,073

Total current assets	89,595,773	91,598,715
Property and equipment, net	31,588,729	27,128,032
Deferred income tax assets, net	9,175,961	8,826,778
Intangible assets, net	2,570,868	2,447,011
Other long-term assets	141,656	14,970

Total assets	$133,072,987	$130,015,506

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,563,328	$3,856,961
Accrued liabilities	3,789,887	4,275,907
Current deferred revenue	2,751,380	2,510,645
Customer deposits	339,712	312,686

Total current liabilities	12,444,307	10,956,199
Deferred revenue, net of current portion	4,844,957	4,840,965
Liability for unrecorded tax benefits	1,628,415	1,692,080

Total liabilities	18,917,679	17,489,244

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized; no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.00001 par value per share; 200 million shares authorized; 61,919,528 and 61,795,712 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	640	638
Additional paid-in capital	90,483,336	87,663,129
Treasury stock, 2,091,600 shares at June 30, 2009 and December 31, 2008, respectively	(14,708,237)	(14,708,237)
Retained earnings	38,379,569	39,570,732

Total stockholders’ equity	114,155,308	112,526,262

Total liabilities and stockholders’ equity	$133,072,987	$130,015,506

The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net Sales	$21,833,398	$21,101,309	$46,438,178	$43,587,814

Cost of products sold:
Direct manufacturing expense	5,804,463	6,019,957	12,709,130	13,591,454
Indirect manufacturing expense	2,290,207	1,476,329	5,361,069	3,628,767

Total cost of products sold	8,094,670	7,496,286	18,070,199	17,220,221

Gross margin	13,738,728	13,605,023	28,367,979	26,367,593

Sales, general and administrative expenses	10,821,238	9,710,804	22,270,161	18,870,644
Research and development expenses	4,392,259	3,019,886	8,590,228	5,131,535
Litigation judgment expense	—	5,200,000	—	5,200,000

Loss from operations	(1,474,769)	(4,325,667)	(2,492,410)	(2,834,586)

Interest and other income, net	47,375	721,366	142,050	1,222,730

Loss before benefit for income taxes	(1,427,394)	(3,604,301)	(2,350,360)	(1,611,856)
Benefit for income taxes	(703,990)	(1,588,565)	(1,159,197)	(812,707)

Net loss	$(723,404)	$(2,015,736)	$(1,191,163)	$(799,149)

Loss per common and common equivalent shares
Basic	$(0.01)	$(0.03)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.03)	(0.02)	(0.01)

Weighted average number of common and common equivalent shares outstanding
Basic	61,907,735	62,642,618	61,869,558	62,983,446
Diluted	61,907,735	62,642,618	61,869,558	62,983,446
The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(1,191,163)	$(799,149)
Adjustments to reconcile net loss to net cash provided (used) for operating activities:
Depreciation and amortization	1,483,887	1,298,750
Loss on disposal of fixed assets	60,360	61,790
Provision for doubtful accounts	2,852	—
Provision for excess and obsolete inventory	58,548	49,418
Provision for warranty	80,831	515,651
Stock-based compensation expense	2,759,319	730,857
Deferred insurance settlement proceeds recognized	—	(404,848)
Deferred income taxes	(349,183)	(759,674)
Provision for unrecognized tax benefits	(63,665)	—
Litigation judgment expense	—	5,200,000
Change in assets and liabilities:
Accounts receivable	3,674,249	941,369
Inventory	1,738,220	(7,096,816)
Prepaids and other assets	(204,309)	2,858,714
Accounts payable and accrued liabilities	(141,370)	(3,508,960)
Deferred revenue	244,727	599,772
Customer deposits	27,026	(7,375)

Net cash provided (used) by operating activities	8,180,329	(320,501)

Cash Flows from Investing Activities:
Purchases of investments	—	(38,901,411)
Proceeds from maturity of investments	2,500,000	45,904,214
Purchases of property and equipment	(4,620,427)	(3,950,353)
Purchases of intangible assets	(227,488)	(267,455)

Net cash (used) provided by investing activities	(2,347,915)	2,784,995

Cash Flows from Financing Activities:
Repurchase of common stock	—	(12,499,280)
Proceeds from options exercised	60,890	259,460

Net cash provided (used) by financing activities	60,890	(12,239,820)

Net increase in Cash and Cash Equivalents	5,893,304	(9,775,326)
Cash and Cash Equivalents, beginning of period	46,880,435	42,801,461

Cash and Cash Equivalents, end of period	$52,773,739	$33,026,135

Supplemental Disclosure:
Cash paid for income taxes — net	$597,335	$484,200

Non-Cash Transactions:
Deferred tax asset correction	$—	$2,014,955
The accompanying notes are an integral part of these financial statements.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)
1. The Company and Summary of Significant Accounting Policies
     TASER International, Inc. (“TASER” or the “Company”) is a developer and manufacturer of advanced electronic control devices (“ECDs”) designed for use in law enforcement, military, corrections, private security and personal defense. In addition, the Company is developing full technology solutions for the capture, storage and management of video and other digital evidence as well as other tactical capabilities for use in law enforcement. The Company sells its products worldwide through its direct sales force, distribution partners, online store and third party resellers. The Company was incorporated in Arizona in September 1993 and reincorporated in Delaware in January 2001. The Company’s corporate headquarters and manufacturing facilities are located in Scottsdale, Arizona. The Company’s internet services and software development division facilities are located in Carpenteria California.
a. Basis of presentation, preparation and use of estimates
     The accompanying unaudited financial statements of TASER include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ materially from those estimates.
     Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted from these unaudited financial statements in accordance with applicable rules. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year (or any other period) and all results of operations included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, which established general accounting standards and disclosure for subsequent events. The Company adopted SFAS No. 165 during the second quarter of 2009. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date and time the financial statements were issued on August 7, 2009.
b. Segment information and major customers
     Management has determined that its operations are comprised of one reportable segment. For the three and six months ended June 30, 2009 and 2008, sales by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States	83%	88%	77%	87%
Other Countries	17%	12%	23%	13%

Total	100%	100%	100%	100%

     Sales to customers outside of the United States are denominated in U.S. dollars and are attributed to each country based on the billing address of the distributor or customer. For the three months ended June 30, 2009 and 2008, no individual country outside of the U.S. represented a material amount of total net sales. For the six months ended June 30, 2009, sales to the UK represented approximately 12% of total net sales. For the six months ended June 30, 2008, no individual country outside of the U.S. represented a material amount of total net sales. Substantially all assets of the Company are located in the United States.
     There were no customers exceeding 10% of total net sales in the second quarter of 2009 or 2008. In the six months ended June 30, 2009, one distributor represented approximately 11.5% of total net sales. In the six months ended June 30, 2008, one distributor represented approximately 13% of total net sales. At June 30, 2009, the Company had receivables from two customers comprising 15% and 11%, respectively, of the aggregate accounts receivable balance. At December 31, 2008, the Company had receivables from two customers comprising 30% and 12%, respectively, of the aggregate accounts receivable balance. These customers are unaffiliated distributors of the Company’s products.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
c. Loss per common share
     The Company accounts for loss per share in accordance with SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented. Diluted loss per share reflects the potential dilution that could occur if outstanding stock options were exercised. The calculation of the weighted average number of shares outstanding and earnings per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share
Net loss	$(723,404)	$(2,015,736)	$(1,191,163)	$(799,149)

Denominator for basic earnings per share - weighted average shares outstanding	61,907,735	62,642,618	61,869,558	62,983,446
Dilutive effect of shares issuable under stock options outstanding	—	—	—	—

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	61,907,735	62,642,618	61,869,558	62,983,446

Net loss per common share
Basic	$(0.01)	$(0.03)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.03)	$(0.02)	$(0.01)
     Net loss per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method. As a result of the net loss for the three and six months ended June 30, 2009, we excluded 8,223,938 and 8,306,405 stock options, respectively, from the calculation as their effect would have been to reduce the net loss per share. As a result of the net loss for the three and six months ended June 30, 2008, we excluded 3,947,353 and 3,094,283 stock options, respectively, from the calculation as their effect would have been to reduce the net loss per share.
d. Warranty costs
     The Company warrants its X26 products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective unit for a fee. The C2 product is warranted for a period of 90 days after purchase. The Company also sells extended warranties, primarily for the X26, for periods of up to four years after the expiration of the limited one year warranty. Management tracks historical data related to returns and warranty costs on a quarterly basis, and estimates future warranty claims based upon historical experience. If management becomes aware of a component failure that could result in larger than anticipated returns from its customers, the reserve would be increased. After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the X26 for a prorated price depending on when the product was placed into service and replace the ADVANCED TASER device for a fee of $75. These fees are intended to cover the handling and repair costs and provide a profit for the Company. The following table summarizes the changes in the estimated product warranty liabilities for the six months ended June 30, 2009 and 2008. The reserve for warranty returns has decreased at June 30, 2009 compared to June 30, 2008 as the result of an improved product returns experience, particularly in our X26 product line which management believes is a function of continuing improvements made in the manufacturing and quality control processes.

	2009	2008
Balance at January 1,	$615,031	$919,254
Utilization of accrual	(239,686)	(456,539)
Warranty expense	80,831	515,651

Balance at June 30,	$456,176	$978,366

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
e. Capitalized software development costs
     For development costs related to EVIDENCE.com, the Company’s Software as a Service (SaaS) product, the Company follows the guidance of Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”). EITF 00-3 sets forth the accounting for software in a hosting arrangement and directs companies to follow the guidance set forth in Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), with respect to accounting for the development costs of a hosting platform. SOP 98-1 requires companies to capitalize qualifying computer software costs that are incurred during the application development stage. Costs related to preliminary project planning activities and post-implementation activities are expensed as incurred. For the three and six months ended June 30, 2009, the Company capitalized $648,000 of qualifying software development costs. The Company will begin amortizing capitalized software development costs over an estimated useful life of 36 months once all final product testing is substantially complete.
f. Fair value of financial instruments
     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements(“SFAS 157”), except as it applied to the nonfinancial assets and nonfinancial liabilities subject to the FASB issued Staff Position No. 157-2 (“FSP 157-2”), which we adopted effective January 1, 2009. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:
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
g. Recent accounting pronouncements
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (“SFAS 168”), to become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management does not believe the adoption of SFAS 168 will have a material impact on the Company’s financial statements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a more qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. SFAS 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity as well as additional enhanced disclosures. SFAS 167 is effective for financial statements issued for annual periods ending after November 15, 2009. Management does not believe the adoption of SFAS 167 will have a material impact on the Company’s financial statements.
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 eliminates certain exceptions for qualifying special-purpose entities from the consolidation guidance and sale accounting for certain securitization transactions and is intended to enhance the transparency about transfers of financial assets and a transferor’s continuing involvement and risks, if any, with transferred financial assets. SFAS 166 is effective for financial statements issued for annual periods ending after November 15, 2009. Management does not believe the adoption of SFAS 166 will have a material impact on the Company’s financial statements.

     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See “Basis of presentation, preparation and use of estimates” included in “Note 1 — The Company and Summary of Significant Accounting Policies” for the related disclosure. The Company adopted SFAS 165 in the second quarter of 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements.
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP standards. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company adopted FSP 142-3 as of January 1, 2009 and its adoption did not have a material impact on the Company’s financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised) (“SFAS 141(R)”), Business Combinations. The Statement expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and non-controlling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. FSP 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company adopted SFAS 141(R) as of January 1, 2009. Adoption did not have a material impact on the Company’s financial statements. SFAS No. 141 (R) will impact acquisitions, if any, closed after January 1, 2009.
2. Cash, cash equivalents and investments
     Cash and cash equivalents include funds on hand and short-term investments with original maturities of three months or less. Short-term investments include securities generally having maturities of 90 days to one year. Long-term investments include securities having maturities of more than one year. At June 30 2009 the entire $52.8 million of the Company’s cash and cash equivalents were comprised of cash and money market funds. In February 2009, the Company’s remaining short-term investment in a government sponsored entity was called at par value by the issuing agency. Approximately $29.5 million of the Company’s cash equivalent investments held in money market funds as of June 30, 2009, are insured by the Federal government as part of the Temporary Guarantee Program for Money Market Funds, which extends through September 18, 2009.
     The Company valued its cash equivalents in money market accounts using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, the Company classified the valuation techniques that use these inputs as Level 1.
3. Inventory
     Inventory is stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (FIFO) method, and an allocation of manufacturing labor and overhead. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventories as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
Raw materials and work-in-process	$7,729,934	$7,371,608
Finished goods	4,128,863	6,225,409
Reserve for excess and obsolete inventory	(188,448)	(129,900)

	$11,670,349	$13,467,117

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
4. Intangible assets
     Intangible assets consisted of the following at June 30, 2009 and December 31, 2008:

		June 30, 2009			December 31, 2008
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Domain names	5 Years	$146,752	$60,000	$86,752	$117,756	$60,000	$57,756
Issued patents	4 to 15 Years	784,915	182,800	602,115	677,808	156,297	521,511
Issued trademarks	9 to 11 Years	92,207	13,085	79,122	46,283	9,888	36,395
Non compete agreements	5 to 7 Years	150,000	92,857	57,143	150,000	79,286	70,714

		1,173,874	348,742	825,132	991,847	305,471	686,376

Unamortized intangible assets:
TASER Trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		884,097		845,736	860,635		860,635

		1,784,097		1,745,736	1,760,635		1,760,635

		$2,957,971	$348,742	$2,570,868	$2,752,482	$305,471	$2,447,011

     Amortization expense for the three and six months ended June 30, 2009 was approximately $24,000 and $44,000, respectively. Amortization expense for the three and six months ended June 30, 2008 was approximately $19,000 and $37,000, respectively. Estimated amortization expense of intangible assets for the remaining six months of 2009, the next five years ended December 31, and thereafter is as follows:

2009 (remainder of year)	$41,527
2010	80,997
2011	71,445
2012	51,445
2013	51,445
2014	52,215
Thereafter	476,058

$825,132

5. Accrued liabilities
     Accrued liabilities consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Accrued salaries and benefits	$1,234,380	$1,145,634
Accrued expenses	2,099,331	2,249,193
Accrued warranty expense	456,176	615,031
Accrued income tax	—	266,049

	$3,789,887	$4,275,907

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
6. Income taxes
     The deferred income tax assets at June 30, 2009 are comprised primarily of capitalized research and development costs, research and development tax credits, non-qualified stock-based compensation expense, deferred warranty revenue, warranty and inventory reserves and accrued vacation. The Company’s total current and long term deferred tax asset balance at June 30, 2009 is $18.6 million.
     In preparing the Company’s financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities, and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business, as well as the generation of sufficient future taxable income. Based on consideration of the above factors, management has determined that it is more likely than not that its net operating loss carryforwards for the state of Arizona, which expire in 2009, will be fully realized. Accordingly, the valuation allowance of $200,000 the Company carried against its deferred tax assets as of December 31, 2008 is expected to be reversed and the benefit recognized during 2009 as a reduction of the effective tax rate. Management believes that, other than as previously described, as of June 30, 2009, based on an evaluation and projections of future sales and profitability for the second half of 2009, no other valuation allowance is necessary as management concluded that it is more likely than not that the Company’s net deferred tax assets will be realized. However, such deferred tax assets could be reduced in the future if projections of future taxable income during the carryforward period are reduced.
     The Company has completed research and development tax credit studies which identified approximately $4.0 million in tax credits for Federal and Arizona income tax purposes related to the 2003 through 2008 tax years, net of the federal benefit on the Arizona research and development tax credits. Management has made the determination that it is more likely than not that the full benefit of the research and development tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $1.7 million as of June 30, 2009. Management has estimated that an additional $445,000 of tax credits are available for Arizona purposes for the 2009 tax year with a prorated portion recorded as a component of the effective tax rate for the three and six months ended June 30, 2009. In addition, during 2008 management accrued approximately $106,000 for estimated uncertain tax positions related to certain state income tax liabilities. As of June 30, 2009, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $1.7 million be recognized, the Company’s effective tax rate would be favorably impacted.
     The following presents a rollforward of our liability for unrecognized tax benefits as of June 30, 2009:

Unrecognized
Tax Benefits
Balance at January 1, 2009	$1,692,080
Increase in prior year tax positions	—
Decrease in current year tax positions	(63,665)
Decrease related to adjustment of previous estimates of activity	—
Decrease related to settlements with taxing authorities	—
Decrease related to lapse in statute of limitations	—

Balance at June 30, 2009	$1,628,415

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
7. Stockholders equity
Stock Option Activity
     At June 30, 2009, the Company had three stock-based compensation plans, which are described more fully in Note 10 to the financial statements included in the Company’s Annual Report on Form 10-K. On March 31, 2009, the Company’s Board of Directors approved, subject to stockholder approval, the 2009 Stock Incentive Plan, under which the Company reserved 1,000,000 shares of common stock available for future grants. The 2009 Stock Incentive Plan was approved at the Annual Meeting of Stockholders on May 28, 2009.
     The following table summarizes the stock options available and outstanding as of June 30, 2009, as well as activity during the six months then ended:

		Outstanding Options
	Shares Available		Weighted Average
	for Grant	Number of options	Exercise Price
Balance at December 31, 2008	702,680	9,108,930	$5.87
Granted	(402,770)	402,770	$4.54
Exercised	—	(123,816)	$0.49
Expired/terminated	191,721	(191,721)	$7.46
Additional shares approved	1,000,000	—	—

Balance at June 30, 2009	1,491,631	9,196,163	$5.84

The options outstanding as of June 30, 2009 have been segregated into five ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
					Weighted
		Weighted	Weighted Average		Average
	Number	Average	Remaining	Number	Exercise
Range of Exercise Price	Outstanding	Exercise Price	Contractual Life	Exercisable	Price
$0.28 - $0.99	843,403	$0.36	3.6	843,403	$0.35
$1.03 - $2.41	846,542	$1.56	3.2	846,542	$1.56
$3.53 - $9.93	6,597,913	$6.11	8.1	3,183,434	$7.07
$10.07 - $19.76	846,305	$12.22	6.8	680,926	$12.52
$20.12 - $29.98	62,000	$23.91	5.0	62,000	$23.91

	9,196,163	$5.84	7.1	5,616,305	$6.08

     The total fair value of options exercisable at June 30, 2009 and 2008 was $17.7 million and $14.2 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable was $6.5 million and $6.1 million, respectively, at June 30, 2009. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $4.56 per share, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised for the three and six month periods ended June 30, 2009 was approximately $97,000 and $528,000, respectively. Total intrinsic value of options exercised for the three and six month periods ended June 30, 2008 was approximately $429,000 and $2.2 million, respectively.
     At June 30, 2009, the Company had 3,579,858 unvested options outstanding with a weighted average exercise price of $5.48 per share, weighted average grant date fair value of $2.82 per share and a weighted average remaining contractual life of 9.3 years. Of these unvested options outstanding, management estimates that approximately 3,428,430 options will ultimately vest based on its historical experience.
     As of June 30, 2009, total unrecognized stock-based compensation expense related to unvested stock options was approximately $10.0 million, which is expected to be recognized over a remaining weighted average period of approximately 14 months.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continue
Stock-Based Compensation Expense
     The Company applies the fair value recognition provisions of SFAS No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized in the three and six months ended June 30, 2009 and 2008 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. Management has elected to use the Black-Scholes-Merton option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the periods ended June 30, 2009 and 2008 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected life of options	4.5 years	4.0 years	4.5 years	4.0 years
Weighted average volatility	73.2%	69.8%	73.0%	69.9%
Weighted average risk-free interest rate	2.2%	3.1%	1.9%	3.1%
Dividend rate	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of options granted	$2.50	$3.84	$2.62	$4.04
     The expected life of options represents the estimated period of time until exercise and is based on the Company’s historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of employee exercise patterns. Expected stock price volatility is based on a combination of historical volatility of the Company’s stock and the one-year implied volatility of its traded options for the related vesting periods. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future. As stock-based compensation expense is recognized on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s forfeiture rate was calculated based on its historical experience of awards which ultimately vested.
     Reported share-based compensation was classified as follows for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Cost of Products Sold	$98,975	$51,618	$198,363	$110,468
Sales, general and administrative expenses	812,945	277,515	1,627,019	489,126
Research and development expenses	472,362	81,257	933,937	131,263

	$1,384,282	$410,390	$2,759,319	$730,857

     Total share-based compensation expense recognized in the income statement for the three and six months ended June 30, 2009 includes $823,000 and $1.6 million, respectively, related to Incentive Stock Options (“ISO”s) for which no tax benefit is recognized. Total share-based compensation expense recognized in the income statement for the three and six months ended June 30, 2008 includes $295,000 and $564,000, respectively, related to Incentive Stock Options (“ISO”s) for which no tax benefit is recognized. As a result of the adoption of SFAS No. 123(R), the Company did not tax effect the share-based compensation expense for tax purposes related to the non-qualified disposition of ISOs exercised and sold. The benefit will be recorded when the Company is in a position to realize the benefit with an offset to taxes payable in future periods. The total unrecognized tax benefit related to the non-qualified disposition of stock options in the three and six months ended June 30, 2009, was approximately $97,000 and $528,000 respectively. The total unrecognized tax benefit related to the non-qualified disposition of stock options in the three and six months ended June 30, 2008 was approximately $45,000 and $66,000, respectively.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
     The Company granted 826,000 performance-based stock options in 2008 and the first half of 2009, the vesting of which is contingent upon the achievement of certain performance criteria related to the successful development and market acceptance of future product introductions, as well as the future operating performance of the Company. Compensation expense is recognized over the implicit service period (the date the performance condition is expected to be achieved) based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. At June 30, 2009, the fair value of the performance-based options was estimated to be $2.06 million, and the Company recognized related compensation expense of $293,000 and $609,000, respectively, in the three and six months ended June 30, 2009.
8. Line of credit
     The Company has a line of credit agreement with a bank which provides for a total availability of $10.0 million. The line is secured by the Company’s accounts receivable and inventory and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime (3.25% at June 30, 2009). The availability under this line is computed on a monthly borrowing base, which is based on the Company’s eligible accounts receivable and inventory. The line of credit matures on June 30, 2010, and requires monthly payments of interest only. At June 30, 2009, there was no amount outstanding under the line of credit and the available borrowing was $10.0 million. There have been no borrowings under the line of credit to date.
     The Company’s agreement with the bank requires the Company to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage ratios. At June 30, 2009, the Company was in compliance with all such covenants.
9. Commitments and Contingencies
Equipment purchase commitment
     On July 2, 2007, the Company entered into a contract with Automation Tooling Systems Inc. for the purchase of equipment at a cost of approximately $8.4 million. The equipment is expected to be delivered to and installed at the Company’s facility in the third quarter of 2009. Payments will be made in installments, with an initial $1.5 million deposit paid in 2007, installments of $3.0 million paid in 2008, and the balance of $3.9 million expected to be paid in 2009 upon delivery and installation. The installments paid to date have been recorded in property, plant and equipment in the accompanying balance sheets.
Lease commitment
     On June 24, 2009, the Company entered into an operating lease agreement with IBM Credit, LLC for various data center server equipment used to host EVIDENCE.com. Total future minimum lease payments are $882,432 ranging from 36 to 42 months in duration. The equipment is expected to be placed in service in the third quarter of 2009.
Legal proceedings
Product Liability Litigation
     The Company is currently named as a defendant in 45 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers or during training exercises. Companion cases arising from the same incident have been combined into one for reporting purposes.
     In addition, 94 other lawsuits have been dismissed or judgment entered in favor of the Company which are not included in this number. An appeal was filed by the plaintiff in both the Mann (GA) litigation, Thompson (MI) litigation, and the Neal-Lomax (NV) litigation where judgment was entered in favor of the Company.
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
     With respect to each of the pending 45 lawsuits, the following table lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. While the facts vary from case to case, the product liability claims are typically based on an alleged product defect resulting in injury or death, usually involving a failure to warn, and the plaintiffs are seeking monetary damages. This table also lists those cases that were dismissed or judgment entered during the most recent fiscal quarter. Cases that were dismissed or judgment entered in prior fiscal quarters are not included in this table. In each of the pending lawsuits, the plaintiff is seeking monetary damages from the Company. The claims and in some instances, the defense of each of these lawsuits has been submitted to our insurance carriers that maintained insurance coverage during these applicable periods and we continue to maintain product liability insurance coverage with varying limits and deductibles. Our product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $1,000,000 in per incident deductibles. We are defending each of these lawsuits vigorously and do not expect these to individually and in the aggregate, materially affect our business, results of operations or financial condition.

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Thompson	Sep-04	MI Circuit Court	Wrongful Death	Dismissed, appeal pending
Glowczenski	Oct-04	US District Court, ED NY	Wrongful Death	Trial Schedued Feb — 10
Washington	May-05	US District Court, ED CA	Wrongful Death	Discovery Phase
Sanders	May-05	US District Court ED CA	Wrongful Death	Case Stayed
Graff	Sep-05	Maricopa Superior Court, AZ	Wrongful Death	Discovery Phase
Heston	Nov-05	US District Court, ND CA	Wrongful Death	Plaintiff Jury Verdict, punitive damages thrown out, judgment entered against TASER for $153,150 compensatory damages, $1,423,127 attorney fees and $182,000 costs, appeal filed
Rosa	Nov-05	US District Court, ND CA	Wrongful Death	Trial Scheduled Dec — 09
Yeagley	Nov-05	Hillsborough County Circuit County, FL	Wrongful Death	Discovery Phase
Neal-Lomax	Dec-05	US District Court, NV	Wrongful Death	Dismissed, Appeal Pending
Mann	Dec-05	US District Court, ND GA, Rome Div	Wrongful Death	Dismissed, Appeal Pending
Zaragoza	Feb-06	CA Superior Court, Sacramento County	Wrongful Death	Dismissed
Bagnell	Jul-06	Supreme Court for British Columbia, Canada	Wrongful Death	Discovery Phase
Hollman	Aug-06	US District Court, ED NY	Wrongful Death	Discovery Phase
Oliver	Sep-06	US District Court, MD FL, Orlando Division	Wrongful Death	Trial Stayed
Teran/LiSaola	Oct-06	US District Court, ND CA	Wrongful Death	Taken off Trial Calendar
Augustine	Jan-07	11th Judicial Circuit Court, Miami-Dade, FL	Wrongful Death	Discovery Phase
Bolander	Aug-07	17th Circuit Court Broward County, FL	Wrongful Death	Dismissed
Wendy Wilson, Estate of Ryan Wilson	Aug-07	District Court Boulder County, CO	Wrongful Death	Discovery Phase
Crawford, Estate of Russell Walker	Oct-07	District Court Clark County, NV	Wrongful Death	Dismissed, Summary Judgment Granted
Walker, Estate of Russell Walker (Companion to Crawford)	Oct-07	US District Court District of NV	Wrongful Death	Dismissed, Summary Judgment Granted
Jack Wilson, Estate of Ryan Wilson (Companion to Wendy Wilson)	Nov-07	District Court Boulder County, CO	Wrongful Death	Discovery Phase
Romero	May-08	Dallas County District Court, TX	Wrongful Death	Dismissed
Guerrero	Jun-08	US District Court, Central District CA	Wrongful Death	Dismissed
Marquez	Jun-08	US District Court, Arizona	Wrongful Death	Discovery Phase
Preyer	Jul-08	US District Court, Middle District, FL	Wrongful Death	Trial Scheduled August — 2010
Salinas	Aug-08	US District Court, Northern District CA	Wrongful Death	Trial Scheduled April — 2010
Thomas (Pike)	Oct-08	US District Court, WD Louisiana, Alexandria	Wrongful Death	Discovery Phase
Haake	Nov-08	US District Court, Kansas	Wrongful Death	Discovery Phase, trial scheduled Aug — 10
Dwyer	Nov-08	US District Court, ED TX, Marshall Division	Wrongful Death	Trial Scheduled Nov — 09
Nykiel	Dec-08	Common Pleas Court, Allegheny County, PA	Wrongful Death	Discovery Phase
Starr	Dec-08	Common Pleas Court, 12th Judicial Circuit, Florence County, SC	Wrongful Death	Dismissed
Carroll	Mar-09	US District Court, Southern District TX	Wrongful Death	Discovery Phase
Silva	Mar-09	US District Court, Northren District CA	Wrongful Death	Dismissed without Prejudice
Shrum	May-09	Allen County District Court, Iola, Kansas	Wrongful Death	Discovery Phase
Athetis	May-09	Maricopa Superior Court, AZ	Wrongful Death	Discovery Phase
Hagans	May-09	Common Pleas Court, Franklin County, OH	Wrongful Death	Discovery Phase-trial scheduled May — 10
Burrows	May-09	US District Court, CD CA	Wrongful Death	Dismissed
Martinez	May-09	US District Court, SD CA	Wrongful Death	Discovery Phase
Bartley	Jun-09	US District Court, ED LA	Wrongful Death	Complaint Served
Sapinoso	Jul-09	CA Superior Court, Los Angeles, S Central Dist.	Wrongful Death	Complaint Served
Abrahams	Jul-09	CA Superior Court, Yolo County	Wrongful Death	Complaint Served
Stewart	Oct-05	Circuit Court for Broward County, FL	Training Injury	Discovery Phase
Lewandowski	Jan-06	US District Court, NV	Training Injury	Summary judgment motion pending
Peterson	Jan-06	US District Court, NV	Training Injury	Summary judgment motion pending, trial scheduled Nov — 09
Husband	Mar-06	British Columbia Supreme Court, Canada	Training Injury	Discovery Phase
Wilson	Aug-06	US District Court, ND GA	Training Injury	Dismissed; Appeal Filed, Appelate Court Affirmed Dismissal
Perry	Jul-08	US District Court CO	Training Injury	Discovery Phase
Grable	Aug-08	FL 6th Judicial Circuit Court, Pinellas County	Training Injury	Discovery Phase
Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Discovery Phase
Bickle	Mar-09	18th Judicial District Court, Gallatin County, MT	Training Injury	Discovery Phase
Foley	Mar-09	US District Court, MA	Training Injury	Discovery Phase
Peppler	Apr-09	Circuit Court 5th Judicial Dist., Sumter City, FL	Training Injury	Discovery Phase
Kandt	Jun-09	US District Court, ND NY	Training Injury	Complaint Served
Bynum	Oct-05	US District Court, SD NY	Injury During Arrest	Dismissed
Wieffenbach	Jun-06	Circuit Court of 12th Judicial District, Will County,	Il Injury During Arrest	Discovery Phase
Payne	Oct-06	Circuit Court of Cook County, Illinois	Injury During Arrest	Discovery Phase
Butler	Sep-08	CA Superior Court, Santa Cruz County	Injury During Arrest	Discovery Phase, trial scheduled Mar — 10
Scott	Dec-08	US District Court, Northern District, WVA	Injury During Arrest	Dismissed
Reston	Apr-09	Circuit Court 4th Judicial Dist., Duval Cty, FL	Injury During Arrest	Discovery Phase
Lucas	Jun-09	US District Court, ED CA	Injury During Arrest	Complaint Served
Spence	Jul-09	CA Superior Court, Los Angeles County	Injury During Arrest	Complaint Served
Wheat	Jul-09	CA Superior Court, Marin County	Injury During Arrest	Complaint Served

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
Other Litigation
     In December 2005, we filed a lawsuit in Vigo County, Indiana, Superior Court against Roland M. Kohr for defamation, product disparagement, Lanham Act violations, tortuously affecting the fairness and integrity of litigation as an adverse third-party witness, and intentional interference with a business relationship. The Company sought money damages and injunctive relief against Dr. Kohr. Dr. Kohr was the medical examiner and expert witness in the James Borden wrongful death litigation, which litigation was dismissed with prejudice. This case was settled in July 2009 to the satisfaction of all parties.
     In November 2006, we filed a lawsuit against the Chief Medical Examiner of Summit County, OH, in the Court of Common Pleas of Summit County Ohio, to seek the correction of erroneous cause of death determinations relating to autopsy reports prepared by medical examiner, Dr. Lisa Kohler, which determined that the TASER device was a contributing factor in the deaths of Richard Holcomb, Dennis Hyde and Mark McCullaugh. We asked the Court to order a hearing on the appropriate causes of death of Messrs. Hyde, Holcomb and McCullaugh, and to order changes in the medical examiner’s cause of death determinations for Messrs. Hyde, Holcomb and McCullaugh removing all references to any TASER device causing or contributing to the causes of death for Messrs. Hyde, Holcomb and McCullaugh. Defendant filed a motion to dismiss for lack of standing and that motion was denied by the Court in January 2007. The City of Akron joined this lawsuit as a co-plaintiff. This case went to trial in April 2008 and on May 2, 2008, the Court entered an order ruling in favor of TASER and the City of Akron and ordered the medical examiner to remove any reference to the TASER device as a cause of death and to change the manner of death for Holcomb and Hyde to accidental and for McCullaugh to undetermined. Defendant filed an appeal and on March 30, 2009, the Ohio’s 9th Judicial District Court of Appeals entered an order affirming the trial court’s order. On May 15, 2009, Defendant filed an appeal to the Ohio Supreme Court, and the Company and the City of Akron have filed responsive briefs.
     In January 2007, we filed a lawsuit in the U.S. District Court for Arizona against Stinger Systems, Inc. alleging patent infringement, patent false marking, and false advertising. Defendant filed an answer and counterclaim for false advertising and punitive damages. Discovery has begun and no trial date has been set. On February 2, 2009, the court issued an order based on a Markman hearing (patent claims construction hearing) held on May 7, 2008 in which the Court adopted TASER’s claim construction on the disputed patent claim term in TASER’s U.S. patent number 7,102,870 and all of TASER’s claim construction on all of the disputed patent claim terms in TASER’s U.S. patent number 7,234,262. In addition, the Court adopted TASER’s claim construction on one of the disputed patent claim terms in TASER’s U.S. patent number 6,999,295 and rejected both parties’ claim construction in the other disputed claim term in this patent. Discovery is ongoing and no trial date has been sent. Defendant has filed a motion for summary judgment, and the Company has filed a responsive brief.
     In October 2007, we filed a lawsuit in Arizona Superior Court for Maricopa County against Steve Ward and Mark Johnson, both former TASER employees and VIEVU LLC, et. al. for breach of duty of loyalty, breach of contract, breach of fiduciary duty, and conversion. This lawsuit does not involve our electronic control device business and we do not expect this litigation to have a material impact on our financial results. Defendants Ward and VIEVU LLC filed an answer and counterclaim for declaration of non-infringement, tortious interference with contractual relations, tortious interference with business expectancy, and abuse of process. The lawsuit seeks compensatory damages, constructive trust, exemplary damages, injunctive relief attorneys’ fees, costs and disbursements. Discovery has begun and no trial date has been set. Cross motions for summary judgment were filed and on March 4, 2009, the Court denied Defendants’ motion for summary judgment on the trade secret claim and on April 9, 2009, the Court granted TASER’s motion for summary judgment against Ward on the breach of fiduciary duty and the breach of duty of loyalty claims. We filed a Motion to Extend Discovery Period by and to Reconvene the Deposition of Steve Ward, and Defendants have filed Defendant’s Response in Opposition to this motion. In addition, Defendants Steve Ward and VIEVU LLC have filed a Motion for Reconsideration or in the alternative to make the Court’s Ruling a Final Judgment and Stay Proceeding Pending Outcome of Appeal. The Court denied the Motion for Reconsideration, but granted the motion to make the Court’s Ruling a Final Judgment and Stayed the Proceeding Pending Outcome of Appeal. An appeal has been filed by Defendants to the Arizona State Court of Appeals.
     In June 2008, we filed an amended complaint in the State Court of Fulton County, Georgia joining as a plaintiff an existing lawsuit previously filed by certain current and former stockholders of the Company against Morgan Stanley & Co., Inc., and ten other brokerage firms alleging a conspiracy to unlawfully, deceptively, and fraudulently manipulate the price of the Company’s common stock in the context of illegal naked shorting. Specifically, the amended complaint alleges that the defendants committed conspiracy and endeavored to violate the Georgia Racketeer Influenced and Corrupt Organization Act; Securities Fraud; Theft By Taking; Theft By Deception; Violation of The Georgia Computer Systems Protection Act; Violation of the Georgia Securities Act; Violation of the Georgia Computer Systems Protection Act; and Conversion. The lawsuit seeks compensatory and punitive damages as well as expenses of litigation including attorneys’ fees and costs. Defendants have filed motions to dismiss or alternatively a motion for a more definite statement and, on July 29, 2009, the Court entered an order denying Defendants’ motion to dismiss and alternatively a motion for a more definite statement. Discovery has begun in this litigation.
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

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
     In February 2009, we filed a complaint in the United States District Court for the District of Nevada against James F. McNulty, Jr., Robert Gruder, and Stinger Systems, Inc. alleging securities fraud under 15 U.S.C. § 78j, trade libel, unfair competition under the Lanham Act, 15 U.S.C. § 1125, abuse of process, and deceptive trade practices. Our complaint seeks compensatory damages, punitive damages, injunctive relief, attorneys’ fees and costs. Motions to dismiss are pending.
     In April 2009, we filed a complaint in the United States District Court for the District of Arizona against Linden Research L.L.C., et. al. alleging trademark and design patent infringement. Our complaint seeks compensatory damages, punitive damages, injunctive relief, attorneys’ fees and costs. This matter was dismissed without prejudice on May 5, 2009, and resolved between the parties.
General
     From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. After carefully assessing the claim, and assuming we determine that we are not at fault, we vigorously defend and pursue any lawsuit filed against or by the Company. Although we do not expect the outcome in any pending individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition. In addition, the Company has seven lawsuits where the costs of legal defense incurred are in excess of its liability insurance deductibles. As of June 30, 2009, the Company has recorded approximately $67,000 in other assets related to the receivable from its insurance company for reimbursement of these legal costs. The Company may settle a lawsuit in situations where a settlement can be obtained for nuisance value and for an amount that is expected to be less than the cost of defending a lawsuit. The number of product liability lawsuits dismissed includes a small number of police officer training injury lawsuits that were settled by the Company and dismissed in cases where the settlement economics to the Company were significantly less than the cost of litigation. One of the training injury lawsuits brought by a law enforcement officer was settled in June 2007 for an amount in excess of nuisance value by our insurance company. Our insurance coverage at that time did not cover our costs of defense if we won at trial. However, our insurance coverage at that time provided for a pro-rata reimbursement of our costs of defense if the lawsuit was settled. Upon final settlement of this case, the Company was paid $241,000 by our insurance company as reimbursement of the Company’s costs of defense. Due to the confidentiality of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not identify or comment on which specific lawsuits have been settled or the amount of any settlement.
10. Related Party Transactions
Aircraft charter
     The Company reimburses Thomas P. Smith, Chairman of the Company’s Board of Directors, and Patrick W. Smith, the Company’s Chief Executive Officer, for business use of their personal aircraft. For the three and six months ended June 30, 2009, the Company incurred expenses of approximately $101,000 and $150,000, respectively, to Thomas P. Smith. For the three and six months ended June 30, 2008, the Company incurred expenses of approximately $69,000 and $143,000, respectively, to Thomas P. Smith. For the six months ended June 30, 2009, the Company incurred expenses of approximately$10,000 to Patrick W. Smith. No expense was incurred for the three months ended June 30, 2009. For the three and six months ended June 30, 2008, the Company incurred expenses of approximately $102,000 to Patrick W. Smith. At June 30, 2009 and December 31, 2008, the Company had outstanding payables of approximately $32,000 and $0, respectively, due to Thomas P. Smith. At June 30, 2009 and December 31, 2008, the Company had no outstanding payables due to Patrick W. Smith. Management and the Audit Committee believes that the rates charged by Thomas P. Smith and Patrick W. Smith are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
     In the first quarter of 2007, the Company also entered into a charter agreement for future use of an aircraft for business travel from Thundervolt, LLC, a company owned by Patrick W. Smith. For the three and six months ended June 30, 2009 and 2008, the Company did not incur any direct charter expenses pursuant to its relationship with Thundervolt, LLC. Management and the Audit Committee believes that the rates charged by Thundervolt, LLC are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
     The Company performed a review of the above relationship with Thundervolt, LLC, in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R). The Company determined that the relationship did not meet the definition of a variable interest entity (VIE) as defined by FIN 46R as Thundervolt, LLC is adequately capitalized, its owners possess all of the essential characteristics of a controlling financial interest, and the Company does not have any voting rights in the entity. Therefore, the entity is not required to be consolidated into the Company’s results.

TASER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited) — Continued
TASER Foundation
     In November 2004, the Company established the TASER Foundation. The TASER Foundation is a 501(c)(3) non-profit corporation and has been granted tax exempt status by the IRS. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Over half of the initial $1 million endowment was contributed directly by TASER International, Inc. employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the three and six months ended June 30, 2009, the Company incurred approximately $56,000 and $118,000, respectively, in such administrative costs. For the three and six months ended June 30, 2008 the Company incurred approximately $58,000 and $107,000, respectively, in such administrative costs. The Company is authorized by its Board of Directors to make a discretionary contribution up to a maximum of $200,000 per quarter. For the three and six months ended June 30, 2009 and 2008, the Company did not make a discretionary contribution to the TASER Foundation.
Consulting services
     Beginning in August 2005, the Company agreed to pay Mark Kroll, a member of the Board of Directors of the Company (“Board”), for consultancy services. The cumulative expenses for the three and six months ended June 30, 2009 were approximately $61,000 and $146,000, respectively. The cumulative expenses for the three and six months ended June 30, 2008 were approximately $81,000 and $183,000, respectively. At June 30, 2009 and December 31, 2008, the Company had approximately $15,000 and $23,000, respectively, recorded as a payable for these services.
Settlement agreement
     On May 15, 2009, Bruce and Donna Culver, husband and wife (the “Culvers”), and the Company, entered into a settlement and release agreement (the “Agreement”), the background and material terms of which are described below. Mr. Culver has served as a director of the Company since January 1994. In addition, he currently chairs the Nominating Committee of the Board and is a member of the Audit Committee of the Board.
     In July 2000, the Culvers provided a loan to the Company in exchange for a promissory note and warrants to purchase 136,364 shares of the Company’s common stock for $0.55 per share. In October 2004, the Culvers exercised the warrants, and the Company issued them a Form 1099, which included the in-the-money value of the warrants as stock compensation based upon the advice of the Company’s then-current outside tax advisors. In 2007, the Culvers informed the Company that their personal tax advisors had determined that the 2004 Form 1099 was not the proper tax treatment for the transaction, and that the value of the warrants should not have been included as compensation because the warrants were issued in connection with the loan rather than services. The Company responded by issuing an amended Form 1099 excluding the value of the warrants, and the Culvers filed an amended 2004 federal tax return seeking a refund. The Culvers are also seeking a refund with respect to their 2004 California tax return.
     The parties entered into the Agreement to settle any disputes that the Culvers might have with the Company in connection with the original Form 1099 that was issued in October 2004 and the Culvers’ resulting tax liability. Pursuant to the Agreement, the Company agreed to pay the Culvers $350,000 upon execution in exchange for a full release. The Agreement also contains a claw-back provision, pursuant to which the Culvers agreed to pay to the Company the amount of any refund they receive from the federal government and/or the State of California, up to the $350,000 amount of the settlement payment. The Culvers will be entitled to keep 100% of any refund(s) they receive in excess of $350,000. As of June 30, 2009 the Culvers had not received any tax refunds.
11. Employee Benefit Plan
     The Company has a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $16,500. The Company currently matches 100% of the first 3% of eligible compensation contributed to the Plan by each participant and 50% of the next 2% of eligible compensation contributed to the plan by each participant. Beginning January 1, 2008, the Company’s matching contributions are immediately vested. The Company’s matching contributions to the Plan for the three and six months ended June 30, 2009 were $117,000 and $229,000, respectively. The Company’s matching contributions to the Plan for the three and six months ended June 30, 2008 were $96,000 and $196,000, respectively. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following is a discussion of the Company’s financial condition as of June 30, 2009, and results of operations for the three and six months ended June 30, 2009 and 2008. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: expected revenue and earnings growth; estimates regarding the size of our target markets; successful penetration of the law enforcement market; expansion of product sales to the private security, military and consumer self-defense markets; growth expectations for new and existing accounts; expansion of production capability; new product introductions; the timing of the implementation of new equipment; our anticipated research and development spending in the second half of 2009; our cash flow activity in accounts receivable, inventory and accounts payable in the second half of 2009; our anticipated capital expenditures in the second half of 2009; our expectations that we will hold certain investments until maturity; our expectations about deferred income taxes; assumptions about the future vesting of outstanding stock options and the amortization of costs relating thereto; our litigation strategy; the outcome of pending litigation including that judgments against us may be reversed or reduced; trends about our working capital and the sufficiency of our capital resources and our business model. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; establishment and expansion of our direct and indirect distribution channels; attracting and retaining the endorsement of key opinion-leaders in the law enforcement community; the level of product technology and price competition for our products; the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; potential delays in international and domestic orders; implementation risks of manufacturing automation; risks associated with rapid technological change; execution and implementation risks of new technology; new product introduction risks; ramping manufacturing production to meet demand; litigation resulting from alleged product-related injuries; risks related to government inquiries; media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; product quality risks; potential fluctuations in quarterly operating results; competition; financial and budgetary constraints of prospects and customers; dependence upon sole and limited source suppliers; fluctuations in component pricing; risks of governmental regulations; dependence on a single product; dependence upon key employees; employee retention risks; and other factors detailed in the Company’s filings with the Securities and Exchange Commission.
Overview
     Our mission is to protect life by providing safer, more effective use of force options and technologies. We are a market leader in the development and manufacture of advanced electronic control devices (ECDs) designed for use in law enforcement, military, corrections, private security and personal defense. In addition, we are developing full technology solutions for the capture, storage and management of video and other digital evidence as well as other tactical capabilities for use in law enforcement. We have focused our efforts on the continuous development of our technology for both new and existing products as well as industry leading training services while building distribution channels for marketing our products and services to law enforcement agencies, primarily in North America with increasing efforts on expanding these programs in international markets. To date, over 14,000 law enforcement agencies in over 45 countries have made initial purchases of our TASER brand devices for testing or deployment. To date, we do not know of any significant sales of any competing ECD products.
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

Results of Operations
Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
     The following table sets forth, for the periods indicated, our statements of operations as well as the percentage relationship to total net revenues of items included in our statements of operations (dollars in thousands):

	Three Months Ended June 30,				Increase / (Decrease)
	2009		2008		$	%
Net sales	$21,833	100.0%	$21,101	100.0%	$732	3.5%
Cost of products sold	8,095	37.1%	7,496	35.5%	598	8.0%

Gross margin	13,738	62.9%	13,605	64.5%	133	1.0%
Sales, general and administrative expenses	10,821	49.6%	9,711	46.0%	1,110	11.4%
Research and development expenses	4,392	20.1%	3,020	14.3%	1,372	45.4%
Litigation judgment expense	—	0.0%	5,200	24.6%	(5,200)	-100.0%

Loss from operations	(1,475)	-6.8%	(4,326)	-20.5%	2,850	-65.9%
Interest and other income, net	47	0.2%	721	3.4%	(675)	-93.6%

Loss before beneft for income taxes	(1,428)	-6.5%	(3,605)	-17.1%	2,178	-60.4%
Benefit for income taxes	(705)	-3.2%	(1,589)	-7.5%	884	-55.6%

Net Loss	$(723)	-3.3%	$(2,016)	-9.6%	$1,292	-64.1%

Net Sales
     For the three months ended June 30, 2009 and 2008, sales by product line and by geography were as follows (dollars in thousands):

	Three Months Ended June 30,
	2009		2008
Sales by Product Line
TASER X26	$12,268	56.2%	$11,464	54.3%
TASER C2	1,225	5.6%	1,521	7.2%
TASER Cam	922	4.2%	816	3.9%
ADVANCED TASER	244	1.1%	496	2.4%
Single Cartridges	5,237	24.0%	4,690	22.2%
XREP	25	0.0%	—	0.0%
Shockwave	4	0.0%	—	0.0%
Other	1,908	8.7%	2,114	10.0%

Total	$21,833	100.0%	$21,101	100.0%

	Three Months Ended June 30,
	2009	2008
United States	83%	88%
Other Countries	17%	12%

Total	100%	100%

     Net sales increased $0.7 million, or 3.5%, to $21.8 million for the second quarter of 2009 compared to $21.1 million for the second quarter of 2008. The increase in sales versus the prior year quarter was primarily driven by growth in international shipments during the quarter including follow-on orders to customers in the UK, Australia and the Republic of Korea. The growth in international business offset a decline in domestic sales, which we believe reflects lower municipal spending in the U.S., as agencies reassigned budget dollars due to ongoing economic constraints. X26 sales increased $804,000, or 7.0%, and sales of single cartridges increased $547,000, or 11.7%, compared to the prior year. Sales of the TASER C2 consumer product declined by $296,000, or 19.5%, primarily attributable to the impact of the economic downturn on consumer spending. Other sales include extended warranty revenue, out of warranty repairs, government grants, training and shipping revenues.
     International sales for the second quarter of 2009 and 2008 represented approximately $3.7 million, or 17%, and $2.5 million, or 12%, of total net sales, respectively.

Cost of Products Sold
     Cost of products sold increased by $598,000, or 8.0%, to $8.1 million for the second quarter of 2009 compared to $7.5 million for the second quarter of 2008. As a percentage of net sales, cost of products sold increased to 37.1% in the second quarter of 2009 compared to 35.5% in the second quarter of 2008. The 160 basis point increase for the second quarter of 2009 compared to the second quarter of 2008 was the result of a combination of factors. The allocation of indirect manufacturing overhead to inventory decreased significantly as a reduction in the number of production hours in the second quarter of 2009 compared to the same period in 2008 resulted in an increased indirect manufacturing overhead rate and the under absorption of a relatively fixed pool of indirect manufacturing costs. This is partly attributable to efforts made to more efficiently manage inventory levels which decreased from $20.6 million at June 30, 2008 to $11.7 million at June 30, 2009. Offsetting the increase in manufacturing overhead remaining in cost of sales was a decrease in direct product material costs as a percentage of net sales driven by negotiated supplier price reductions in certain raw material components as well as a more favorable sales mix. Direct labor decreased as a percentage of net sales due to lower temporary labor costs and indirect manufacturing costs decreased due to reduced production scrap and indirect engineering supply costs as the result of improved product quality and operating efficiencies.
Gross Margin
     Gross margin increased $133,000, or 1.0%, to $13.7 million for the second quarter of 2009 compared to $13.6 million for the second quarter of 2008. As a percentage of net sales, gross margin decreased to 62.9% for the second quarter of 2009 compared to 64.5% for the second quarter of 2008. The 160 basis point decline in gross margin as a percentage of net sales for the second quarter of 2009 was attributable to the decreased allocation of manufacturing overhead to inventory product costs, offset by decreases in direct material, labor, production scrap and engineering supply costs as a percentage of net sales as discussed above under cost of products sold.
Sales, General and Administrative Expenses
     For the three months ended June 30, 2009 and 2008, sales, general and administrative expenses were comprised of the following (dollars in thousands):

	Three Months Ended June 30,
			$	%
	2009	2008	Change	Change
Salaries and benefits	$2,660	$2,418	$242	10.0%
Legal, professional and accounting fees	1,460	1,399	61	4.4%
Consulting and lobbying services	1,066	706	360	51.0%
Stock-based compensation	813	278	535	192.4%
Travel and meals	886	1,099	(213)	-19.4%
D&O and liability insurance	482	557	(75)	-13.5%
Depreciation and amortization	450	388	62	16.1%
Advertising	186	567	(381)	-67.2%
Bonuses	44	71	(27)	100.0%
Other	2,774	2,228	546	24.5%

Total	$10,821	$9,711	$1,110	11.4%

Sales, general and administrative as % of net sales	49.6%	46.0%
     Sales, general and administrative expenses were $10.8 million and $9.7 million in the second quarter of 2009 and 2008, respectively, an increase of $1.1 million, or 11.4%. As a percentage of total net sales, sales, general and administrative expenses increased to 49.6% for the second quarter of 2009 compared to 46.0% for the second quarter of 2008. The dollar increase for the second quarter of 2009 over the same period in 2008 is attributable to a $242,000 growth in salaries and benefits related to an increase in personnel to support the expansion of our business infrastructure as we introduce new products and enter new markets. Stock based-compensation expense increased $535,000 related to a full quarter’s expense for stock options granted during the third and fourth quarters of 2008. Consulting and lobbying service expenses increased $593,000 primarily related to strategic selling and marketing, advertising and process improvement related efforts. The increase in other costs includes a $350,000 settlement expense paid to a Board member (see ‘Settlement Agreement’ in Note 10). These increases were partially offset by a $381,000 decrease in general media advertising spend primarily due to reduced emphasis placed on consumer marketing programs and a $213,000 decrease in travel and meals, largely a result of the Annual TASER Tactical Conference being staged in the third quarter of 2009 (compared to being held in the second quarter of 2008).

Research and Development Expenses
     Research and development expenses increased $1.4 million, or 45.4%, to $4.4 million for the second quarter of 2009 compared to $3.0 million for the second quarter of 2008. The increase is driven by a $1.0 million increase in salary and benefits as we have expanded our research and development headcount to support new product development, including an Internet service and software development team. Stock-based compensation expenses increased $391,000 for stock options granted in the second half of 2008 and the first half of 2009. Indirect supplies and tooling costs increased $610,000 primarily associated with the development of the TASER X3, AXON (Autonomous eXtended on-Officer Network) and EVIDENCE.com. These increases are offset by the capitalization of $648,000 of internal salary and external consulting costs specifically related to the development of EVIDENCE.com in the second quarter of 2009. We expect this level of research and development spending will remain relatively constant in the second half of 2009.
Litigation Judgment Expense
     We recorded a $5.2 million non-cash charge in the second quarter of 2008 for an adverse jury verdict in a product liability case. The jury assigned 15 percent of the responsibility to TASER for a “negligent failure to warn” that extended or multiple TASER ECD applications could cause muscle contractions that could potentially contribute to acidosis to a degree that could cause cardiac arrest. The jury inappropriately awarded $5.2 million in punitive damages against TASER, which were subsequently disallowed by the Court on October 24, 2008. As a result the $5.2 million in punitive damages recorded in the second quarter of 2008 was reversed in the fourth quarter of 2008.
Interest and Other Income, Net
     Interest and other income decreased by $674,000, or 93%, to $47,000 for the second quarter of 2009 compared to $721,000 for the second quarter of 2008. The decrease is attributable to a significantly lower average yield on our cash and investments. Additionally, other income in the second quarter of 2008 includes $387,000 related to deferred insurance settlement proceeds received by the Company upon the dismissal of all final appeals in the Samuel Powers v. TASER International personal injury case.
Benefit for Income Taxes
     The benefit for income taxes decreased by $885,000, or 56%, to $704,000 for the second quarter of 2009 compared to $1.6 million for the second quarter of 2008. The effective income tax rate for the second quarter of 2009 was 49.3% compared to 44.1% for the second quarter of 2008. The effective tax rate for the three months ended June 30, 2009 increased compared to the same period in the prior year due to the higher impact of certain non-deductible items such as stock-based compensation expense related to ISO’s and lobbying expenses against a lower taxable income base expected for the year ended December 31, 2009. In addition, offsetting the credit provision and reducing the effective tax rate in the second quarter of 2008 was the recording of a $250,000 valuation allowance against expiring state (Arizona) net operating loss deferred tax assets.
Net Loss
     Our bottom line improved by $1.3 million to a net loss of $(723,000) for the second quarter of 2009 compared to a net loss of $(2.0) million for the second quarter of 2008. Net loss per basic and diluted share was $(0.01) for the second quarter of 2009 compared to $(0.03) for the second quarter of 2008.
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
The following table sets forth, for the periods indicated, our statements of operations as well as the percentage relationship to total net revenues of items included in our statements of operations (dollars in thousands):

	Six Months Ended June 30,				Increase / (Decrease)
	2009		2008		$	%
Net sales	$46,438	100.0%	$43,588	100.0%	$2,850	6.5%
Cost of products sold	18,070	38.9%	17,220	39.5%	850	4.9%

Gross margin	28,368	61.1%	26,368	60.5%	2,000	7.6%
Sales, general and administrative expenses	22,270	48.0%	18,871	43.3%	3,399	18.0%
Research and development expenses	8,590	18.5%	5,132	11.8%	3,458	67.4%
Litigation judgment expense	—	0.0%	5,200	11.9%	(5,200)	-100.0%

Loss from operations	(2,492)	-5.4%	(2,835)	-6.5%	343	-12.1%
Interest and other income, net	142	0.3%	1,223	2.8%	(1,081)	-88.3%

Loss before beneft for income taxes	(2,350)	-5.1%	(1,612)	-3.7%	(738)	45.8%
Benefit for income taxes	(1,159)	-2.5%	(813)	-1.9%	(346)	42.6%

Net loss	$(1,191)	-2.6%	$(799)	-1.8%	$(392)	49.2%

\

Net Sales
     For the six months ended June 30, 2009 and 2008, sales by product line and by geography were as follows (dollars in thousands):

	Six Months Ended June 30,
	2009		2008
Sales by Product Line

TASER X26	$23,106	49.8%	$22,638	51.9%
TASER C2	2,629	5.7%	3,368	7.7%
TASER Cam	1,430	3.1%	1,784	4.1%
ADVANCED TASER	1,964	4.2%	2,055	4.7%
Single Cartridges	13,219	28.5%	10,224	23.5%
XREP	25	0.1%	—	0.0%
Shockwave	4	0.0%	—	0.0%
Other	4,061	8.7%	3,519	8.1%

Total	$46,438	100.0%	$43,588	100.0%

	Six Months Ended June 30,
	2009	2008
United States	77%	87%
Other Countries	23%	13%

Total	100%	100%

     Net sales increased $2.9 million, or 6.5%, to $46.4 million for the first six months of 2009 compared to $43.6 million for the first six months of 2008. The increase in sales versus the prior year was primarily driven by significant international shipments during the first half of 2009 including follow-on orders for single cartridges and TASER X26 ECDs to the UK government and 3,000 TASER ECDs to the Brazilian National Guard. The growth in international business offset a decline in domestic sales, which we believe reflects lower municipal spending in the U.S. as agencies reassigned budget dollars due to ongoing economic constraints. As a result, sales of single cartridges increased $3.0 million, or 29.3%, compared to the prior year and X26 sales increased $468,000, or 2.1%. Sales of the TASER C2 consumer product declined by $739,000, or 21.9%, attributable to the impacts of the economic downturn on consumer spending. The increase in other sales is primarily driven by growth in extended warranty revenues, out of warranty repairs and the elimination of distributor discounts in 2008. Other sales also include government grants, training and shipping revenues.
     International sales for the first six months of 2009 and 2008 represented approximately $10.7 million, or 23%, and $5.5 million or 13% of total net sales, respectively.
Cost of Products Sold
     Cost of products sold increased by $850,000, or 4.9%, to $18.1 million for the first six months of 2009 compared to $17.2 million for the first six months of 2008. As a percentage of net sales, cost of products sold decreased to 38.9% in the first half of 2009 compared to 39.5% in the first half of 2008. The decrease in cost of products sold as a percentage of net sales for the first six months of 2009 compared to the first six months of 2008 was driven by a combination of factors. Total direct costs decreased as a percentage of sales primarily driven by negotiated supplier price reductions in certain raw material components. Direct labor decreased as a percentage of net sales due to lower temporary labor costs and indirect manufacturing expense decreased as we reduced production scrap and engineering supplies, resulting from improved product quality and operating efficiencies. In addition, our provision for warranty decreased as we experienced a reduction in product returns during the first six months of 2009. Offsetting these cost reductions, the allocation of indirect manufacturing overhead to inventory decreased significantly as a reduction in the number of production hours in the first half of 2009 compared to the same period in 2008 resulted in an increased indirect manufacturing overhead rate and the under absorption of a relatively fixed pool of indirect manufacturing costs. This is partly attributable to efforts made to more efficiently manage inventory levels which decreased from $20.6 million at June 30, 2008 to $11.7 million at June 30, 2009.

Gross Margin
     Gross margin increased $2.0 million, or 7.6%, to $28.4 million for the first half of 2009 compared to $26.4 million for the first half of 2008. As a percentage of net sales, gross margins increased to 61.1% for the first six months of 2009 compared to 60.5% for the first six months of 2008. The 60 basis point increase in gross margin as a percentage of net sales for the first half of 2009 reflects the factors noted above under the discussion of cost of products sold.
Sales, General and Administrative Expenses
     For the six months ended June 30, 2009 and 2008, sales, general and administrative expenses were comprised as follows (dollars in thousands):

	Six Months Ended June 30,
			$	%
	2009	2008	Change	Change
Salaries and benefits	$5,482	$4,754	$728	15.3%
Legal, professional and accounting fees	3,518	2,834	684	24.1%
Consulting and lobbying services	2,282	1,419	863	60.8%
Stock-based compensation	1,627	490	1,137	232.0%
Travel and meals	1,678	2,003	(325)	-16.2%
D&O and liability insurance	967	1,088	(121)	-11.1%
Depreciation and amortization	886	782	104	13.4%
Advertising	385	1,379	(994)	-72.1%
Bonuses	137	71	66	93.0%
Other	5,308	4,051	1,257	31.0%

Total	$22,270	$18,871	$3,399	18.0%

Sales, general and administrative as % of net sales	48.0%	46.0%
     Sales, general and administrative expenses were $22.3 million and $18.9 million in the first six months of 2009 and 2008, respectively, an increase of $3.4 million, or 18.0%. As a percentage of total net sales, sales, general and administrative expenses increased to 48.0% for the first half of 2009 compared to 46.0% for the first half of 2008. The dollar increase for the first six months of 2009 over the same period in 2008 is attributable to a $728,000 growth in salaries and benefits related to an increase in personnel to support the expansion of our business infrastructure as we introduce new products and enter new markets. Stock based-compensation expense also increased $1.1 million related to a full six months expense for stock options granted during the third and fourth quarters of 2008 as well as new employee stock options grants in the first half of 2009. Legal, professional and accounting fees increased $684,000 driven by the timing of outstanding ligation in progress as well as year-end audit and Sarbanes-Oxley reviews. Consulting and lobbying services increased $863,000 primarily related to strategic selling and marketing, advertising and process improvement related efforts. The $1.3 million increase in other costs was primarily driven by increased trade show and market research costs as well as a $350,000 settlement expense paid to a Board member (see ‘Settlement Agreement’ in Note 10). These increases were partially offset by a $994,000 decrease in general media advertising spend primarily due to $550,000 of infomercial production costs expensed in the first quarter of 2008 as well as reduced emphasis placed on consumer marketing programs and a $325,000 decrease in travel and meals, largely a result of the Annual TASER Tactical Conference being staged in the third quarter of 2009 (compared to being held in the second quarter of 2008).

Research and Development Expenses
     Research and development expenses increased $3.5 million, or 67.4%, to $8.6 million for the first six months of 2009 compared to $5.1 million for the first six months of 2008. The increase is driven by a $1.8 million increase in salary and benefits as we have expanded our research and development headcount to support new product development, including an Internet service and software development team. Stock-based compensation expenses increased $803,000 for stock options granted in the second half of 2008 and the first half of 2009. Indirect supplies and tooling costs increased $931,000 primarily associated with the development of the TASER X3, AXON (Autonomous eXtended on-Officer Network) and EVIDENCE.com. These increases are offset by the capitalization of $648,000 of internal salary and external consulting costs specifically related to the development of EVIDENCE.com in the second quarter of 2009. We expect this level of research and development spending will stay relatively constant in the second half of 2009.
Litigation Judgment Expense
     As discussed above, we recorded a $5.2 million non-cash charge in the second quarter of 2008 for an adverse jury verdict in a product liability case. On October 24, 2008, this jury award of $5.2 million was disallowed by the Court and we reversed the expense in the fourth quarter of 2008.
Interest and Other Income, Net
     Interest and other income decreased by $1.1 million, or 88.4%, to $142,000 for the first six months of 2009 compared to $1.2 million for the first six months of 2008. The decrease is attributable to a significantly lower average yield on our cash and investments. Additionally, other income in the first half of 2008 includes $387,000 related to unused deferred insurance settlement proceeds recognized upon the dismissal of all final appeals in the Samuel Powers v. TASER International personal injury case.
Benefit for Income Taxes
     The benefit for income taxes increased by $346,000, or 42.6%, to $1.2 million for the first six months of 2009 compared to $813,000 for the first six months of 2008. The effective income tax rate for the first half of 2009 was 49.3% compared to 50.4% for the second half of 2008. The effective tax rate for the six months ended June 30, 2009 exceeds the statutory rate due to the impact of certain non-deductible items such as stock-based compensation expense related to ISO’s and lobbying expenses against a lower taxable income base expected for the year ended December 31, 2009. Offsetting the credit provision and reducing the effective tax rate in the second quarter of 2008 was the recording of a $250,000 valuation allowance against expiring state (Arizona) net operating loss deferred tax assets.
Net Loss
     The net loss increased by $392,000 to $(1.2) million for the first half of 2009 compared to $(800,000) for the first half of 2008. Net loss per basic and diluted share was $(0.02) for the first six months of 2009 compared to $(0.01) for the first six months of 2008.
Liquidity and Capital Resources
Liquidity
     Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. We believe funds generated from our expected results of operations and available cash and cash equivalents will be sufficient to finance our operations and strategic initiatives for the next 12 months. In addition, as necessary, our revolving credit facility is available for additional working capital needs or investment opportunities although we currently have no balance outstanding on our revolving credit facility. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.
     As of June 30, 2009, we had $52.8 million in cash and cash equivalents, an increase of $5.9 million from the end of 2008, which is primarily attributable to net cash provided by operations of $8.2 million in the first half of 2009 and proceeds from the maturities of investment holdings, partially offset by investments in property and equipment and intangible assets. We expect that cash flow activity from accounts receivable, inventory and accounts payable in 2009 will remain relatively consistent with 2008; however, we intend to manage our working capital closely to align with forecasted and actual sales and production levels. Accounts receivable at June 30, 2009, decreased by $3.7 million compared to December 31, 2008, primarily as the result of a large individual sale made to the UK government in December 2008, which was paid in full in February 2009. Our inventory balance also decreased $1.8 million at June 30, 2009, compared to December 31, 2008, mainly attributable to several significant international cartridge and ECD orders that were delivered in the first half of 2009. Additionally, we expect to invest a further $7 to $10 million in capital expenditures in 2009, including $1.3 million of EVIDENCE.com data center equipment received not invoiced which we accrued in the accompanying balance sheet at June 30, 2009.

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Net cash provided (used) by operating activities	$8,180	$(321)
Net cash (used) provided by investing activities	(2,348)	2,785
Net cash provided (used) by financing activities	$61	$(12,240)
     Net cash provided by operating activities for the first six months of 2009 of $8.2 million was driven by the net loss for the period adjusted for non-cash expenses including stock-based compensation expense of $2.8 million and depreciation and amortization expense of $1.5 million. Changes in working capital include a $3.7 million decrease in accounts receivable and a $1.8 million reduction in inventory as discussed above.
     Net cash used by investing activities was $2.3 million during the six months ended June 30, 2009, which was comprised of $4.6 million to purchase property and equipment mainly related to new automation and production equipment and computer storage solution enhancements. In addition, we invested $227,000 in intangible assets, primarily consisting of patent and trademark costs. This was partially offset by $2.5 million in net proceeds from called investments.
     During the first six months of 2009, net cash provided by financing activities was $61,000, attributable to proceeds from stock options exercised during the period.
Capital Resources
     We have a revolving line of credit with a domestic bank with a total availability of $10.0 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on June 30, 2010, and requires monthly payments of interest only. At June 30, 2009, there were no borrowings under the line and $10.0 million of the line was available based on the defined borrowing base, which is calculated based on our eligible accounts receivable and inventory. Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage. At June 30, 2009, we were in compliance with those covenants.
     We believe that our balance of total cash and cash equivalents of $52.8 million as of June 30, 2009, together with cash expected to be generated from operations and our existing credit facility will be adequate to fund our operations for at least the next 12 months. We may require additional resources to expedite manufacturing of new and existing technologies in order to meet possible demand for our products. Based on our strong balance sheet and the fact that we had no outstanding debt at June 30, 2009, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. Capital markets in the United States and throughout the world remain disrupted and under stress. This disruption and stress is evidenced by a lack of liquidity in the debt capital markets, the re-pricing of credit risk in the syndicated credit market, and the failure of certain major financial institutions. This stress is compounded by the ongoing severe worldwide recession. Reflecting this situation, many lenders and capital providers have reduced, and in some cases ceased to provide, debt funding to borrowers. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our ability to obtain additional or alternative financing should the need arise for us to access the debt markets.

Commitments and Contingencies
     On July 2, 2007, we entered into a contract with ATS Automation Tooling Systems Inc. for the purchase of equipment at a cost of approximately $8.4 million, which includes $0.7 million of change orders made in the first quarter of 2008 for additional equipment. Following some construction delays, the equipment is expected to be delivered to and installed at our Scottsdale facility in the third quarter of 2009. Payments are to be made in installments, with an initial $1.5 million deposit paid in 2007, $3.0 million paid during 2008 and the balance of $3.9 million is expected to be paid in 2009.
     On June 24, 2009, the Company entered into an operating lease agreement with IBM Credit, LLC for various data center server equipment used to host EVIDENCE.com. Total future minimum lease payments are $882,432 ranging from 36 to 42 months in duration. The equipment is expected to be placed in service in the third quarter of 2009.
Off Balance Sheet Arrangements
     We have no off balance sheet arrangements as of June 30, 2009.
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
Standard Product Warranty Reserves
     We warrant our law enforcement ECD’s from manufacturing defects on a limited basis for a period of one year after purchase and thereafter, will replace any defective TASER unit for a fee. We warrant our new TASER C2 product for 90 days. We track historical data related to returns and warranty costs on a quarterly basis, and estimate future warranty claims based upon our historical experience.. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of June 30, 2009, our reserve for warranty returns was $456,000 compared to a $615,000 reserve at December 31, 2008. Our reserve for warranty returns decreased at June 30, 2009, as the result of an improved product returns experience, particularly in our X26 product line which we believe is a function of continuing improvements made in the manufacturing and quality processes. In the event that product returns under warranty differ from our estimates, changes to warranty reserves might become necessary.
Inventory
     Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (FIFO) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management judgments of what constitutes normal capacity of our production facilities, and a determination of what costs are considered to be abnormal fixed production costs which are expensed as current period charges in accordance with SFAS 151, Inventory Costs. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory increased to $188,000 at June 30, 2009, compared to $130,000 at December 31, 2008. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves might become necessary.
Accounts Receivable
     Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. This allowance represents our best estimate and is based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. Our allowance for doubtful accounts was $197,000 at June 30, 2009, compared to $200,000 at December 31, 2008. In the event that actual uncollectible amounts differ from these estimates, changes in allowances for doubtful accounts might become necessary.

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
     We adopted the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Under FIN 48, management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $4.0 million in tax credits for Federal and Arizona income tax purposes related to the 2003 through 2008 tax years, net of the federal benefit on the Arizona research and development tax credits. Management has estimated that an additional $445,000 of tax credits are available for Arizona purposes for the 2009 tax year with a prorated portion recorded as a component of the effective tax rate for the three and six months ended June 30, 2009. Management made the determination that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and recorded a liability for unrecognized tax benefits of $1.7 million as of June 30, 2009. As of June 30, 2009, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $1.7 million be recognized, the Company’s effective tax rate would be favorably impacted. Also included as part of the $1.7 million liability for unrecognized tax benefits is a management estimate of $106,000 related to uncertain tax positions for certain state income tax liabilities. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
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
     In preparing the Company’s financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets.

     Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business, as well as the generation of sufficient future taxable income. Based on consideration of the above factors, management has determined that it is more likely than not that its net operating loss carryforwards for the state of Arizona, which expire in 2009, will be fully realized. Accordingly, the valuation allowance of $200,000 the Company carried against its deferred tax assets as of December 31, 2008, is expected to be reversed with the benefit recognized during 2009 as a reduction of the current-year effective tax rate. Management believes that, other than as previously described, as of June 30, 2009, based on an evaluation and projections of future sales and profitability, no other valuation allowance was deemed necessary as management concluded that it is more likely than not that the Company’s net deferred tax assets will be realized. However, such deferred tax assets could be reduced in the future if projections of future taxable income during the carryforward period are reduced.
Stock Based Compensation
     We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. We use the Black-Scholes-Merton option pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (“forfeitures”). We granted 811,000 performance-based stock options in 2008 and 15,000 in the first quarter of 2009, the exercise of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future operating performance. These options will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on our statements of operations. Refer to Note 7 to our financial statements for further discussion of how we determined our valuation assumptions.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     We account for our investment instruments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) . All of our cash equivalent and marketable securities investments are treated as “held-to-maturity” under SFAS 115. As of June 30, 2009, our cash equivalents are invested in highly liquid money market funds denominated in United States dollars. As such, we currently have no interest rate risk related to holding fixed or floating rate securities.
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
     Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in internal control over financial reporting
     There were no changes in internal control over financial reporting, during the fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     See discussion of legal proceedings in Note 9 to the financial statements included in PART I, ITEM 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS
     There have been no material changes to the factors disclosed in ITEM 1A — RISK FACTORS of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The following matters were submitted to a vote of our security holders at our annual stockholders meeting held on May 28, 2009:
•	The election of Thomas P. Smith, Matthew R. McBrady and Richard H. Carmona to serve a three year term on the Board of Directors;

•	approving the adoption of the Company’s 2009 Stock Incentive Plan; and

•	ratifying the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for 2009.
Election of Directors
     The allocation of votes for the election of Thomas P. Smith, Matthew R. McBrady and Richard H. Carmona to the Board of Directors was as follows:

	FOR	%	WITHHELD	%
Thomas P. Smith	52,020,609	95.30%	2,570,213	4.70%
Matthew R. McBrady	47,443,226	86.91%	7,147,595	13.09%
Richard H. Carmona	51,803,940	94.90%	2,786,882	5.10%
John S. Caldwell, Bruce R. Culver, Michael Garnreiter, Patrick W. Smith, Mark W. Kroll and Judy Martz continued their terms as directors of the Company after the 2009 Annual Meeting.
Adoption of 2009 Stock Incentive Plan
     The allocation of votes for the adoption of the 2009 Stock Incentive Plan was as follows:

FOR	%	AGAINST	%	ABSTAIN	%
15,897,700	60.09%	10,228,882	38.66%	325,408	1.23%
Ratification of Auditors
     The allocation of votes for the ratification of the appointment of Grant Thornton LLP as our independent auditors for the year ended December 31, 2009 was as follows:

FOR	%	AGAINST	%	ABSTAIN	%
50,933,195	92.39%	2,991,406	5.47%	666,220	1.22%
ITEM 6. EXHIBITS

10.1	Settlement and Release Agreement with Bruce and Donna Culver, dated May 15, 2009.

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.

Date: August 7, 2009	/s/ Patrick W. Smith Patrick W. Smiths
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2009	/s/ Daniel M. Behrendt Daniel M. Behrendt
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits
Exhibits:

10.1	Settlement and Release Agreement with Bruce and Donna Culver, dated May 15, 2009.

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished