Form 10-Q
period 2009-09-30
TASER INTERNATIONAL INC
filed 2009-11-06
CIK 1069183

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐       No ☑
There were 61,970,801 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of November 3, 2009.

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TASER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2009	December 31, 2008

ASSETS

Current Assets:
Cash and cash equivalents	$45,414,569	$46,880,435
Short-term investments	—	2,498,998
Accounts receivable, net of allowance of $200,000 at September 30, 2009 and December 31, 2008, respectively	16,318,653	16,793,553
Inventory	13,227,387	13,467,117
Prepaids and other assets	1,771,464	2,528,539
Deferred income tax assets, net	9,430,073	9,430,073

Total current assets	86,162,146	91,598,715
Property and equipment, net	35,631,871	27,128,032
Deferred income tax assets, net	12,584,846	8,826,778
Intangible assets, net	2,624,384	2,447,011
Other long-term assets	116,245	14,970

Total assets	$137,119,492	$130,015,506

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$7,704,600	$3,856,961
Accrued liabilities	3,847,560	4,275,907
Current portion of deferred revenue	6,267,807	2,510,645
Customer deposits	293,510	312,686

Total current liabilities	18,113,477	10,956,199
Deferred revenue, net of current portion	4,821,519	4,840,965
Liability for unrecorded tax benefits	2,135,401	1,692,080

Total liabilities	25,070,397	17,489,244

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized; no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.00001 par value per share; 200 million shares authorized; 61,970,635 and 61,795,712 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	641	638
Additional paid-in capital	91,553,138	87,663,129
Treasury stock, 2,091,600 shares at September 30, 2009 and December 31, 2008, respectively	(14,708,237)	(14,708,237)
Retained earnings	35,203,553	39,570,732

Total stockholders’ equity	112,049,095	112,526,262

Total liabilities and stockholders’ equity	$137,119,492	$130,015,506

The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended Sept 30,		For the Nine Months Ended Sept 30,
	2009	2008	2009	2008
Net Sales	$23,310,457	$22,859,459	$69,748,635	$66,447,272

Cost of products sold:
Direct manufacturing expense	7,372,091	6,286,067	20,081,221	19,877,521
Indirect manufacturing expense	2,672,554	2,677,850	8,033,623	6,306,617

Total cost of products sold	10,044,645	8,963,917	28,114,844	26,184,138

Gross margin	13,265,812	13,895,542	41,633,791	40,263,134

Sales, general and administrative expenses	11,419,527	9,055,060	33,689,688	27,925,704
Research and development expenses	6,656,536	3,331,697	15,246,764	8,463,231
Legal judgment expense	—	—	—	5,200,000

Income (loss) from operations	(4,810,251)	1,508,785	(7,302,661)	(1,325,801)

Interest and other income, net	19,994	269,718	162,044	1,492,448

Income (loss) before provision (benefit) for income taxes	(4,790,257)	1,778,503	(7,140,617)	166,647
Provision (benefit) for income taxes	(1,614,241)	1,128,126	(2,773,438)	315,419

Net income (loss)	$(3,176,016)	$650,377	$(4,367,179)	$(148,772)

Income (loss) per common and common equivalent shares
Basic	$(0.05)	$0.01	$(0.07)	$(0.00)
Diluted	$(0.05)	$0.01	(0.07)	(0.00)

Weighted average number of common and common equivalent shares outstanding
Basic	61,937,769	61,714,889	61,891,638	62,568,846
Diluted	61,937,769	63,313,702	61,891,638	62,568,846
The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2009	2008

Cash Flows from Operating Activities:
Net loss	$(4,367,179)	$(148,772)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,408,269	1,945,526
Loss on disposal of fixed assets	63,113	78,207
Provision for doubtful accounts	3,000	10,023
Provision for excess and obsolete inventory	290,353	375,363
Provision for warranty	(31,140)	409,102
Stock-based compensation expense	3,782,181	1,396,113
Deferred insurance settlement proceeds	—	(404,848)
Deferred income taxes	(3,758,068)	295,776
Provision for unrecognized tax benefits	443,321	—
Litigation judgment expense	—	5,200,000
Change in assets and liabilities:
Accounts receivable	471,900	81,220
Inventory	(50,623)	(4,343,901)
Prepaids and other assets	654,798	2,517,471
Accounts payable and accrued liabilities	1,831,628	(3,730,394)
Deferred revenue	3,737,716	904,595
Customer deposits	(19,176)	25,580

Net cash provided by operating activities	5,460,093	4,611,061

Cash Flows from Investing Activities:
Purchases of investments	—	(43,887,640)
Proceeds from maturity of investments	2,500,000	56,391,253
Purchases of property and equipment	(9,291,237)	(4,791,190)
Purchases of intangible assets	(242,553)	(446,400)

Net cash provided by (used in) investing activities	(7,033,790)	7,266,023

Cash Flows from Financing Activities:
Repurchase of common stock	—	(12,499,280)
Proceeds from options exercised	107,831	320,024

Net cash provided by (used in) financing activities	107,831	(12,179,256)

Net decrease in cash and cash equivalents	(1,465,866)	(302,172)
Cash and cash equivalents, beginning of period	46,880,435	42,801,461

Cash and cash equivalents, end of period	$45,414,569	$42,499,289

Supplemental Disclosure:
Cash paid for income taxes — net	$878,063	$473,468

Non-Cash Transactions:
Deferred tax asset correction	$—	$2,014,955
The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. The Company and Summary of Significant Accounting Policies
TASER International, Inc. (“TASER” or the “Company”) is a developer and manufacturer of advanced electronic control devices (“ECDs”) designed for use in law enforcement, military, corrections, private security and personal defense. In addition, the Company is developing full technology solutions for the capture, storage and management of video/audio evidence as well as other tactical capabilities for use in law enforcement. The Company sells its products worldwide through its direct sales force, distribution partners, online store and third party resellers. The Company was incorporated in Arizona in September 1993 and reincorporated in Delaware in January 2001. The Company’s corporate headquarters and manufacturing facilities are located in Scottsdale, Arizona. The Company’s internet services and software development division facilities are located in Santa Barbara, California.
The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, TASER International Europe SE (“TASER Europe”). TASER Europe was established in the third quarter of 2009 to facilitate sales and provide customer service to our customers in the European region. All material intercompany accounts, transactions, and profits have been eliminated.
a. Basis of presentation, preparation and use of estimates
The accompanying unaudited consolidated financial statements of TASER include all adjustments (consisting only of normal recurring accruals) which in the opinion of management are necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008. The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted from these unaudited consolidated financial statements in accordance with applicable rules. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year (or any other period) and all results of operations included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The Company has evaluated subsequent events through the date and time the consolidated financial statements were issued on November 5, 2009.
b. Segment information and major customers
Management has determined that its operations are comprised of one reportable segment. For the three and nine months ended September 30, 2009 and 2008, sales by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

United States	81%	84%	75%	86%
Other Countries	19%	16%	25%	14%

Total	100%	100%	100%	100%

Sales to customers outside of the United States are denominated in U.S. dollars and are attributed to each country based on the billing address of the distributor or customer. For the three months ended September 30, 2009, sales to Australia represented approximately 15% of total net sales. For the three months ended September 30, 2008, no individual country outside of the U.S. represented a material amount of total net sales. For the nine months ended September 30, 2009 and 2008, no individual country outside of the U.S. represented a material amount of total net sales. Substantially all assets of the Company are located in the United States.
In the three months ended September 30, 2009, two distributors represented approximately 25% and 15% of total net sales. In the three months ended September 30, 2008, one distributor represented approximately 13% of total net sales. In the nine months ended September 30, 2009, one distributor represented approximately 12% of total net sales. In the nine months ended September 30, 2008, one distributor represented approximately 12% of total net sales. At September 30, 2009, the Company had receivables from two customers comprising 30% and 13%, respectively, of the aggregate accounts receivable balance. At December 31, 2008, the Company had receivables from two customers comprising 30% and 12%, respectively, of the aggregate accounts receivable balance. These customers are unaffiliated distributors of the Company’s products.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
c. Income (loss) per common share
Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if outstanding stock options were exercised. The calculation of the weighted average number of shares outstanding and earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share
Net income (loss)	$(3,176,016)	$650,377	$(4,367,179)	$(148,772)

Denominator for basic earnings per share — weighted average shares outstanding	61,937,769	61,714,889	61,891,638	62,568,846
Dilutive effect of shares issuable under stock options outstanding	—	1,598,813	—	—

Denominator for diluted earnings per share — adjusted weighted average shares outstanding	61,937,769	63,313,702	61,891,638	62,568,846

Net income (loss) per common share
Basic	$(0.05)	$0.01	$(0.07)	$(0.00)
Diluted	$(0.05)	$0.01	$(0.07)	$(0.00)
Net income (loss) per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method. As a result of the net loss for the three and nine months ended September 30, 2009, we excluded 6,560,918 and 8,171,700 stock options, respectively, from the calculation as their effect would have been to reduce the net loss per share. For the three months ended September 30, 2008, the effects of 3,822,497 stock options were excluded from the calculation of diluted net income per share as their exercise prices were greater than the closing price of our common stock on September 30, 2008. As a result of the net loss for the nine months ended September 30, 2008, we excluded 3,979,808 stock options from the calculation as their effect would have been to reduce the net loss per share.
d. Revenue Recognition
On July 27, 2009, the Company announced a temporary trade-in program to enable agencies who purchase a TASER X26 ECD for deployment in the United States the opportunity to upgrade the product in exchange for a partial credit against the purchase of the newly announced semi-automatic TASER X3 ECD. The Company has accounted for the trade-in right on new sales as a separate element, which has been deferred based on the relative fair value of the credit to the arrangement as a whole. The trade-in offer, which expires on December 31, 2009, resulted in deferred revenue of $3.5 million at September 30, 2009, which is included in current deferred revenue in the accompanying consolidated balance sheet. The Company will recognize the deferred revenue at the earlier of the respective trade-in during the fourth quarter or when the offer expires on December 31, 2009.
e. Warranty costs
The Company warrants its X26, Advanced, TASER Cam, XREP and Shockwave products from manufacturing defects on a limited basis for a period of one year after purchase. The C2 product is warranted for a period of 90 days after purchase. After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the X26 for a prorated price depending on when the product was placed into service and replace the ADVANCED TASER device for a fee of $75. These fees are intended to cover the handling and repair costs and provide a profit for the Company. The Company also sells extended warranties, primarily for the X26, for periods of up to four years after the expiration of the limited one year warranty. Management tracks historical data related to returns and warranty costs on a quarterly basis, and estimates future warranty claims based upon historical experience. If management becomes aware of a component failure that could result in larger than anticipated returns from its customers, the reserve would be increased. The reserve for warranty returns is included in accrued liabilities on the consolidated balance sheet. The following table summarizes the changes in the estimated product warranty liabilities for the nine months ended September 30, 2009 and 2008.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)

	2009	2008

Balance at January 1,	$615,031	$919,254
Utilization of accrual	(286,138)	(558,593)
Warranty true up expense (benefit)	(30,440)	409,102

Balance at September 30,	$298,453	$769,763

f. Capitalized software development costs
For development costs related to EVIDENCE.com, the Company’s Software as a Service (SaaS) product, the Company capitalizes qualifying computer software costs that are incurred during the application development stage. Costs related to preliminary project planning activities and post-implementation activities are expensed as incurred. For the three and nine months ended September 30, 2009, the Company capitalized $852,000 and $1,500,000 of qualifying software development costs. The Company will begin amortizing capitalized software development costs over an estimated useful life of 36 months once all final product testing is substantially complete, which is expected to be during the fourth quarter of 2009.
g. Fair value of financial instruments
The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:
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
h. Recently adopted accounting guidance
On July 1, 2009, the Company adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) that the Accounting Standard Codification (“ASC”) be recognized as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”). The Codification did not change U.S. GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized single source of authoritative GAAP. Adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
On July 1, 2009, the Company adopted the guidance issued by the FASB on subsequent events which establishes the accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (that is, whether that date represents the date the consolidated financial statements were issued or were available to be issued). See “Basis of presentation, preparation and use of estimates” included in “Note 1 — The Company and Summary of Significant Accounting Policies” for the related disclosure. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
On January 1, 2009, the Company adopted the authoritative guidance issued by the FASB on business combinations. The guidance expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and non-controlling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. This guidance will impact acquisitions, if any, closed after January 1, 2009.
On January 1, 2009, the Company adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income or loss attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
On January 1, 2009, the Company adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements, as management has not adopted the fair value option for any non-financial assets or liabilities.
On January 1, 2009, the Company adopted the authoritative guidance on the determination of the useful life of intangible assets which amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets guidance. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other U.S. GAAP. Adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
Recent accounting guidance not yet adopted
In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Management is evaluating the impact that adoption of this new guidance will have on the Company’s consolidated financial statements.
In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for the Company beginning January 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. Management believes adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.
2. Cash, cash equivalents and investments
Cash and cash equivalents include funds on hand and short-term investments with original maturities of three months or less. Short-term investments include securities generally having maturities of 90 days to one year. Long-term investments include securities having maturities of more than one year. At September 30, 2009, the entire $45.4 million of the Company’s cash and cash equivalents was comprised of cash and money market funds. In February 2009, the Company’s remaining short-term investment in a government sponsored entity was called at par value by the issuing agency.
The Company valued its cash equivalents in money market accounts using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, management classified the valuation techniques that use these inputs as Level 1.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
3. Inventory
Inventory is stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (FIFO) method, and an allocation of manufacturing labor and overhead. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventories as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008

Raw materials and work-in-process	$9,456,429	$7,371,608
Finished goods	4,035,403	6,225,409
Reserve for excess and obsolete inventory	(264,445)	(129,900)

	$13,227,387	$13,467,117

4. Intangible assets
Intangible assets consisted of the following at September 30, 2009 and December 31, 2008:

		September 30, 2009			December 31, 2008
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Domain names	5 Years	$146,753	$60,000	$86,753	$117,756	$60,000	$57,756
Issued patents	4 to 15 Years	832,338	194,447	637,891	677,808	156,297	521,511
Issued trademarks	9 to 11 Years	103,179	15,900	87,279	46,283	9,888	36,395
Non compete agreements	5 to 7 Years	150,000	99,643	50,357	150,000	79,286	70,714

		1,232,270	369,990	862,280	991,847	305,471	686,376

Unamortized intangible assets:
TASER Trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		862,104		862,104	860,635		860,635

		1,762,104		1,762,104	1,760,635		1,760,635

		$2,994,374	$369,990	$2,624,384	$2,752,482	$305,471	$2,447,011

Amortization expense for the three and nine months ended September 30, 2009 was approximately $21,000 and $65,000, respectively. Amortization expense for the three and nine months ended September 30, 2008 was approximately $21,000 and $58,000, respectively. Estimated amortization expense of intangible assets for the remaining three months of 2009, the next five years ended December 31, and thereafter is as follows:

2009 (remainder of year)	$21,820
2010	85,726
2011	76,102
2012	56,103
2013	57,882
2014	51,441
Thereafter	513,206

$862,280

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
5. Accrued liabilities
Accrued liabilities consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Accrued salaries and benefits	$1,487,708	$1,145,634
Accrued expenses	2,061,399	2,249,193
Accrued warranty expense	298,453	615,031
Accrued income tax	—	266,049

	$3,847,560	$4,275,907

6. Income taxes
The deferred income tax assets at September 30, 2009 are comprised of capitalized research and development costs, research and development tax credits, non-qualified stock-based compensation expense, deferred warranty revenue, warranty and inventory reserves and accrued vacation. The Company’s total current and long term deferred tax assets balance at September 30, 2009 is $22.0 million.
In preparing the Company’s consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities, and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business, as well as the generation of sufficient future taxable income. Based on consideration of the above factors, management has determined that it is more likely than not that its net operating loss carryforwards for the state of Arizona, which expire in 2009, will be fully realized as a result of significant permanent tax items generating taxable income. Accordingly, the valuation allowance of $200,000 the Company carried against its deferred tax assets as of December 31, 2008 is expected to be reversed and the benefit recognized during 2009 as a reduction of the effective tax rate. Management believes that, other than as previously described, as of September 30, 2009 based on an evaluation and projections of future sales and profitability for the fourth quarter of 2009, no other valuation allowance is necessary. However, such deferred tax assets could be reduced in the future if projections of future taxable income during the carryforward period are reduced.
The effective income tax rate for the first nine months of 2009 was 38.8% compared to 189.3% for the first nine months of 2008. The effective tax rate for the nine months ended September 30, 2009 decreased compared to the same period in the prior year due to the nature of the effective tax rate calculation. Due to a significant variability in the projected 2009 annual effective tax rate caused by relatively small differences in projected fourth quarter results, we were unable to reliably estimate the 2009 effective annual tax rate as of the end of the third quarter and as such calculated an estimated year-to-date tax provision based on current year-to-date results. There will likely be variability in the fourth quarter effective tax rate depending on fourth quarter results and the likelihood that the impact of non-deductible expenses for items such as incentive stock option (“ISO”) expense, meals and entertainment and lobbying, which reduced the effective tax benefit rate in the third quarter, will result in taxable income significantly higher than book pre-tax income. The effective tax rate for the nine months ended September 30, 2008 significantly exceeds the statutory rate due to the impact of certain non-deductible items such as stock-based compensation expense related to ISOs and lobbying expenses against a lower taxable income base expected for the year ended December 31, 2008. The recording of a $250,000 valuation allowance against expiring state (Arizona) net operating loss deferred tax assets resulted in an increase in the effective tax rate in the third quarter of 2008.
The Company has completed research and development tax credit studies which identified approximately $4.0 million in tax credits for Federal and Arizona income tax purposes related to the 2003 through 2008 tax years, net of the federal benefit on the Arizona research and development tax credits. Management has made the determination that it is more likely than not that the full benefit of the research and development tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $2.1 million as of September 30, 2009. Management has estimated that an additional $425,000 of tax credits are available for the nine months ended September 30, 2009. In addition, management accrued approximately $94,000 for estimated uncertain tax positions related to certain state income tax liabilities. As of September 30, 2009, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $2.1 million be recognized, the Company’s effective tax rate would be favorably impacted.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
The following presents a rollforward of our liability for unrecognized tax benefits as of September 30, 2009:

Unrecognized Tax
Benefits

Balance at January 1, 2009	$1,692,080
Increase in prior year tax positions	—
Increase in current year tax positions	443,321
Decrease related to adjustment of previous estimates of activity	—
Decrease related to settlements with taxing authorities	—
Decrease related to lapse in statute of limitations	—

Balance at September 30, 2009	$2,135,401

7. Stockholders’ equity
Stock Option Activity
At September 30, 2009, the Company had four stock-based compensation plans, three of which are described more fully in Note 10 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. On March 31, 2009, the Company’s Board of Directors approved, subject to stockholder approval, the 2009 Stock Incentive Plan, under which the Company reserved 1,000,000 shares of common stock available for future grants. The 2009 Stock Incentive Plan was approved at the Annual Meeting of Stockholders on May 28, 2009.
The following table summarizes the stock options available and outstanding as of September 30, 2009, as well as activity during the nine months then ended:

		Outstanding Options
	Shares Available		Weighted Average
	for Grant	Number of options	Exercise Price

Balance at December 31, 2008	702,680	9,108,930	$5.87
Granted	(451,270)	451,270	$4.50
Exercised	—	(174,923)	$0.62
Expired/terminated	421,855	(421,855)	$6.28
Additional shares approved	1,000,000	—

Balance at September 30, 2009	1,673,265	8,963,422	$5.86

The options outstanding as of September 30, 2009 have been segregated into five ranges for additional disclosure as follows:

				Options Exercisable
	Options Outstanding				Weighted
		Weighted	Weighted Average		Average
	Number	Average	Remaining	Number	Exercise
Range of Exercise Price	Outstanding	Exercise Price	Contractual Life	Exercisable	Price
$0.28 – $0.99	821,503	$0.35	3.4	821,503	$0.35
$1.03 – $2.41	822,578	$1.57	3.0	822,578	$1.57
$3.53 – $9.93	6,424,952	$6.14	7.8	3,397,555	$6.98
$10.07 – $19.76	834,089	$12.20	6.5	710,560	$12.41
$20.12 – $29.98	60,300	$24.00	4.5	60,300	$24.00

	8,963,422	$5.86	6.8	5,812,496	$6.11

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
The total fair value of options exercisable at September 30, 2009 and 2008 was $18.5 million and $14.8 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable was $6.7 million and $6.3 million, respectively, at September 30, 2009. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $4.72 per share, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised for the three and nine month periods ended September 30, 2009 was approximately $193,000 and $721,000, respectively. Total intrinsic value of options exercised for the three and nine month periods ended September 30, 2008 was approximately $93,000 and $2.3 million, respectively.
At September 30, 2009, the Company had 3,150,926 unvested options outstanding with a weighted average exercise price of $5.49 per share, weighted average grant date fair value of $2.82 per share and a weighted average remaining contractual life of 9.3 years. Of these unvested options outstanding, management estimates that approximately 3,017,642 options will ultimately vest based on its historical experience.
As of September 30, 2009, total unrecognized stock-based compensation expense related to unvested stock options was approximately $9.0 million, which is expected to be recognized over a remaining weighted average period of approximately 13 months.
Stock-Based Compensation Expense
The Company calculates the fair value of stock-based awards using the Black-Scholes-Merton option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the periods ended September 30, 2009 and 2008 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Expected life of options	4.5 years	4.0 years	4.5 years	4.0 years
Weighted average volatility	64.9%	67.4%	73.0%	68.1%
Weighted average risk-free interest rate	2.3%	3.0%	1.9%	3.0%
Dividend rate	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of options granted	$2.66	$2.93	$2.62	$3.27
The expected life of options represents the estimated period of time until exercise and is based on the Company’s historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of employee exercise patterns. Expected stock price volatility is based on a combination of historical volatility of the Company’s stock and the one-year implied volatility of its traded options for the related vesting periods. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future. As stock-based compensation expense is recognized on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s forfeiture rate was calculated based on its historical experience of awards which ultimately vested.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continue
(unaudited)
Reported share-based compensation was classified as follows for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Cost of Products Sold	$62,154	$72,730	$260,517	$182,838
Sales, general and administrative expenses	814,159	442,892	2,441,178	932,015
Research and development expenses	146,550	149,997	1,080,486	281,260

	$1,022,863	$665,619	$3,782,181	$1,396,113

Total share-based compensation expense recognized in the income statement for the three and nine months ended September 30, 2009 includes $480,000 and $2.0 million, respectively, related to Incentive Stock Options (“ISO”s) for which no tax benefit is recognized. Total share-based compensation expense recognized in the income statement for the three and nine months ended September 30, 2008 includes $317,000 and $881,000, respectively, related to Incentive Stock Options (“ISO”s) for which no tax benefit is recognized. The Company did not tax effect the share-based compensation expense for tax purposes related to the non-qualified disposition of ISOs exercised and sold as the benefit will be recorded when the Company is in a position to realize the benefit with an offset to taxes payable in future periods. The total unrecognized tax benefit related to the non-qualified disposition of stock options in the three and nine months ended September 30, 2009, was approximately $193,000 and $721,000 respectively. The total unrecognized tax benefit related to the non-qualified disposition of stock options in the three and nine months ended September 30, 2008 was approximately $136,000 and $201,000, respectively.
The Company granted 826,000 performance-based stock options in 2008 and the first half of 2009, the vesting of which is contingent upon the achievement of certain performance criteria related to the successful and timely development and market acceptance of future product introductions, as well as the future operating performance of the Company. Compensation expense is recognized over the implicit service period (the date the performance condition is expected to be achieved) based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. At September 30, 2009, management determined that approximately 100,000 of these options were either forfeited or no longer expected to vest resulting in the reversal of $164,000 of previously recognized compensation expense. The fair value of the performance-based options outstanding and still expected to vest was estimated to be $985,000, and the Company reversed and recognized related compensation expense of $(97,000) and $512,000, respectively, in the three and nine months ended September 30, 2009.
8. Line of credit
The Company has a line of credit agreement with a bank which provides for a total availability of $10.0 million. The line is secured by the Company’s accounts receivable and inventory and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime (3.25% at September 30, 2009). The availability under this line is computed on a monthly borrowing base, which is based on the Company’s eligible accounts receivable and inventory. The line of credit matures on September 30, 2010 and requires monthly payments of interest only. At September 30, 2009, there was no amount outstanding under the line of credit and the available borrowing was $10.0 million. There have been no borrowings under the line of credit to date.
The Company’s agreement with the bank requires the Company to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage ratios. At September 30, 2009, the Company was in compliance with all such covenants.
9. Commitments and Contingencies
Equipment purchase commitment
On July 2, 2007, the Company entered into a contract with Automation Tooling Systems Inc. for the purchase of equipment at a cost of approximately $8.4 million. The equipment was delivered and installed at the Company’s facility during the third quarter of 2009. Payments have been made in installments, with total installments paid to date of $6.9 million, with the remaining balance of $1.5 million, which was accrued in accounts payable at September 30, 2009, likely to be paid in the fourth quarter upon final acceptance. The installments paid and accrued to date have been recorded in property, plant and equipment in the accompanying balance sheets.
Lease commitment
On June 24, 2009, the Company entered into an operating lease agreement with IBM Credit, LLC for various data center server equipment used to host EVIDENCE.com. Total future minimum lease payments are $882,432 for terms ranging from 36 to 42 months in duration. The equipment was placed in service in the third quarter of 2009.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
Legal proceedings
Product Liability Litigation
The Company is currently named as a defendant in 43 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers or during training exercises. Companion cases arising from the same incident have been combined into one for reporting purposes.
In addition, 97 other lawsuits have been dismissed or judgment entered in favor of the Company which are not included in this number. An appeal was filed by the plaintiff in both the Mann (GA) litigation, Thompson (MI) litigation, and the Neal-Lomax (NV) litigation where judgment was entered in favor of the Company.
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
With respect to each of the pending 43 lawsuits, the following table lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. While the facts vary from case to case, the product liability claims are typically based on an alleged product defect resulting in injury or death, usually involving a failure to warn, and the plaintiffs are seeking monetary damages. This table also lists those cases that were dismissed or judgment entered during the most recent fiscal quarter. Cases that were dismissed or judgment entered in prior fiscal quarters are not included in this table. In each of the pending lawsuits, the plaintiff is seeking monetary damages from the Company. The claims and in some instances, the defense of each of these lawsuits has been submitted to our insurance carriers that maintained insurance coverage during these applicable periods and we continue to maintain product liability insurance coverage with varying limits and deductibles. Our product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $1,000,000 in per incident deductibles. We are defending each of these lawsuits vigorously and do not expect these to individually and in the aggregate, materially affect our business, results of operations or financial condition.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Glowczenski	Oct-04	US District Court, ED NY	Wrongful Death	Trial Schedued Feb-2010
Washington	May-05	US District Court, ED CA	Wrongful Death	Discovery Phase
Sanders	May-05	US District Court ED CA	Wrongful Death	Discovery Phase, trial scheduled Sept-2010
Graff	Sep-05	Maricopa Superior Court, AZ	Wrongful Death	Discovery Phase
Heston	Nov-05	US District Court, ND CA	Wrongful Death	Plaintiff Jury Verdict, punitive damages thrown out, judgment entered against TASER for $153,150 compensatory damages, $1,423,127 attorney fees and $182,000 costs, appeal filed

Rosa	Nov-05	US District Court, ND CA	Wrongful Death	Trial Scheduled Dec — 09
Yeagley	Nov-05	Hillsborough County Circuit County, FL	Wrongful Death	Discovery Phase
Neal-Lomax	Dec-05	US District Court, NV	Wrongful Death	Dismissed, Appeal Pending
Mann	Dec-05	US District Court, ND GA, Rome Div	Wrongful Death	Dismissed, Appeal Pending
Zaragoza	Feb-06	CA Superior Court, Sacramento County	Wrongful Death	Dismissed
Bagnell	Jul-06	Supreme Court for British Columbia, Canada	Wrongful Death	Discovery Phase
Hollman	Aug-06	US District Court, ED NY	Wrongful Death	Discovery Phase
Oliver	Sep-06	US District Court, MD FL, Orlando Division	Wrongful Death	Trial Stayed
Teran/LiSaola	Oct-06	US District Court, ND CA	Wrongful Death	Taken off Trial Calendar
Augustine	Jan-07	11th Judicial Circuit Court, Miami-Dade, FL	Wrongful Death	Discovery Phase
Bolander	Aug-07	17th Circuit Court Broward County, FL	Wrongful Death	Dismissed
Wendy Wilson, Estate of Ryan Wilson	Aug-07	District Court Boulder County, CO	Wrongful Death	Discovery Phase

Crawford, Estate of Russell Walker	Oct-07	District Court Clark County, NV	Wrongful Death	Dismissed, Summary Judgment Granted
Walker, Estate of Russell Walker (Companion to Crawford)	Oct-07	US District Court District of NV	Wrongful Death	Dismissed, Summary Judgment Granted
Jack Wilson, Estate of Ryan Wilson (Companion to Wendy Wilson)	Nov-07	District Court Boulder County, CO	Wrongful Death	Discovery Phase
Marquez	Jun-08	US District Court, Arizona	Wrongful Death	Discovery Phase
Preyer	Jul-08	US District Court, Middle District, FL	Wrongful Death	Dismissed
Salinas	Aug-08	US District Court, Northern District CA	Wrongful Death	Trial Scheduled April-2010
Thomas (Pike)	Oct-08	US District Court, WD Louisiana, Alexandria	Wrongful Death	Discovery Phase
Haake	Nov-08	US District Court, Kansas	Wrongful Death	Dismissed
Dwyer	Nov-08	US District Court, ED TX, Marshall Division	Wrongful Death	Discovery Phase
Nykiel	Dec-08	Common Pleas Court, Allegheny County, PA	Wrongful Death	Discovery Phase
Carroll	Mar-09	US District Court, Southern District TX	Wrongful Death	Discovery Phase
Shrum	May-09	Allen County District Court, Iola, Kansas	Wrongful Death	Discovery Phase
Athetis	May-09	Maricopa Superior Court, AZ	Wrongful Death	Discovery Phase
Hagans	May-09	Common Pleas Court, Franklin County, OH	Wrongful Death	Discovery Phase-trial scheduled May — 2010
Martinez	May-09	US District Court, SD CA	Wrongful Death	Discovery Phase
Bartley	Jun-09	US District Court, ED LA	Wrongful Death	Discovery Phase
Sapinoso	Jul-09	CA Superior Court, Los Angeles, S Central Dist.	Wrongful Death	Discovery Phase-trial scheduled Oct — 2010
Abrahams	Jul-09	CA Superior Court, Yolo County	Wrongful Death	Discovery Phase-trial scheduled Oct — 2010
Humphreys	Oct-09	CA Superior Court, San Joaquin County	Wrongful Death	Complaint Served
Stewart	Oct-05	Circuit Court for Broward County, FL	Training Injury	Discovery Phase
Lewandowski	Jan-06	US District Court, NV	Training Injury	Summary judgment motion pending
Peterson	Jan-06	US District Court, NV	Training Injury	Trial scheduled Jan — 2010
Husband	Mar-06	British Columbia Supreme Court, Canada	Training Injury	Discovery Phase
Perry	Jul-08	US District Court CO	Training Injury	Dismissed
Grable	Aug-08	FL 6th Judicial Circuit Court, Pinellas County	Training Injury	Discovery Phase
Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Discovery Phase
Bickle	Mar-09	18th Judicial District Court, Gallatin County, MT	Training Injury	Discovery Phase
Foley	Mar-09	US District Court, MA	Training Injury	Discovery Phase
Peppler	Apr-09	Circuit Court 5th Judicial Dist., Sumter City, FL	Training Injury	Discovery Phase
Kandt	Jun-09	US District Court, ND NY	Training Injury	Complaint Served
Wieffenbach	Jun-06	Circuit Court of 12th Judicial District, Will County, Il	Injury During Arrest	Discovery Phase
Payne	Oct-06	Circuit Court of Cook County, Illinois	Injury During Arrest	Discovery Phase
Butler	Sep-08	CA Superior Court, Santa Cruz County	Injury During Arrest	Discovery Phase, trial scheduled Mar — 2010
Reston	Apr-09	Circuit Court 4th Judicial Dist., Duval Cty, FL	Injury During Arrest	Discovery Phase
Lucas	Jun-09	US District Court, ED CA	Injury During Arrest	Discovery Phase
Spence	Jul-09	CA Superior Court, Marin County	Injury During Arrest	Discovery Phase
Wheat	Jul-09	CA Superior Court, Los Angeles County	Injury During Arrest	Discovery Phase, trial scheduled Aug — 2010

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
Other Litigation
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
In January 2007, we filed a lawsuit in the U.S. District Court for Arizona against Stinger Systems, Inc. alleging patent infringement, patent false marking, and false advertising. Defendant filed an answer and counterclaim for false advertising and punitive damages. Discovery has begun and no trial date has been set. On February 2, 2009, the court issued an order based on a Markman hearing (patent claims construction hearing) held on May 7, 2008 in which the Court adopted TASER’s claim construction on the disputed patent claim term in TASER’s U.S. patent number 7,102,870 and all of TASER’s claim construction on all of the disputed patent claim terms in TASER’s U.S. patent number 7,234,262. In addition, the Court adopted TASER’s claim construction on one of the disputed patent claim terms in TASER’s U.S. patent number 6,999,295 and rejected both parties’ claim construction in the other disputed claim term in this patent. Discovery is ongoing and no trial date has been sent. Both parties have filed motions for summary judgment.
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
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
General
From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. After carefully assessing the claim, and assuming we determine that we are not at fault, we vigorously defend and pursue any lawsuit filed against or by the Company. Although we do not expect the outcome in any pending individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition. In addition, the Company has seven lawsuits where the costs of legal defense incurred are in excess of its liability insurance deductibles. As of September 30, 2009, the Company has been fully reimbursed by its insurance company for these legal costs. The Company may settle a lawsuit in situations where a settlement can be obtained for nuisance value and for an amount that is expected to be less than the cost of defending a lawsuit. The number of product liability lawsuits dismissed includes a small number of police officer training injury lawsuits that were settled by the Company and dismissed in cases where the settlement economics to the Company were significantly less than the cost of litigation. One of the training injury lawsuits brought by a law enforcement officer was settled in June 2007 for an amount in excess of nuisance value by our insurance company. Our insurance coverage at that time did not cover our costs of defense if we won at trial. However, our insurance coverage at that time provided for a pro-rata reimbursement of our costs of defense if the lawsuit was settled. Upon final settlement of this case, the Company was paid $241,000 by our insurance company as reimbursement of the Company’s costs of defense. Due to the confidentiality of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not identify or comment on which specific lawsuits have been settled or the amount of any settlement.
10. Related Party Transactions
Aircraft charter
The Company reimburses Thomas P. Smith, Chairman of the Company’s Board of Directors, and Patrick W. Smith, the Company’s Chief Executive Officer, for business use of their personal aircraft. For the three and nine months ended September 30, 2009, the Company incurred expenses of approximately $88,000 and $238,000, respectively, to Thomas P. Smith. For the three and nine months ended September 30, 2008, the Company incurred expenses of approximately $18,000 and $161,000, respectively, to Thomas P. Smith. For the nine months ended September 30, 2009, the Company incurred expenses of approximately $10,000 to Patrick W. Smith. No expense was incurred for the three months ended September 30, 2009. For the three and nine months ended September 30, 2008, the Company incurred expenses of approximately $5,000 and $107,000 to Patrick W. Smith. At September 30, 2009 and December 31, 2008, the Company had outstanding payables of approximately $38,000 and $0, respectively, due to Thomas P. Smith. At September 30, 2009 and December 31, 2008, the Company had no outstanding payables due to Patrick W. Smith. Management and the Audit Committee believes that the rates charged by Thomas P. Smith and Patrick W. Smith are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
In the first quarter of 2007, the Company also entered into a charter agreement for future use of an aircraft for business travel from Thundervolt, LLC, a company owned by Patrick W. Smith. For the three and nine months ended September 30, 2009 and 2008, the Company did not incur any direct charter expenses pursuant to its relationship with Thundervolt, LLC. Management and the Audit Committee believes that the rates charged by Thundervolt, LLC are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
The Company performed a review of the above relationship with Thundervolt, LLC, and determined that the relationship did not meet the definition of a variable interest entity (VIE) as Thundervolt, LLC is adequately capitalized, its owners possess all of the essential characteristics of a controlling financial interest, and the Company does not have any voting rights in the entity. Therefore, the entity is not required to be consolidated into the Company’s results.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
TASER Foundation
In November 2004, the Company established the TASER Foundation. The TASER Foundation is a 501(c)(3) non-profit corporation and has been granted tax exempt status by the IRS. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Over half of the initial $1 million endowment was contributed directly by TASER International, Inc. employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the three and nine months ended September 30, 2009, the Company incurred approximately $66,000 and $184,000, respectively, in such administrative costs. For the three and nine months ended September 30, 2008 the Company incurred approximately $30,000 and $137,000, respectively, in such administrative costs. The Company is authorized by its Board of Directors to make a discretionary contribution up to a maximum of $200,000 per quarter. For the three and nine months ended September 30, 2009 and 2008, the Company did not make a discretionary contribution to the TASER Foundation.
Consulting services
Beginning in August 2005, the Company agreed to pay Mark Kroll, a member of the Board of Directors of the Company (“Board”), for consultancy services. Consulting expenses to Mr. Kroll for the three and nine months ended September 30, 2009 were approximately $57,000 and $202,000, respectively. Consulting expenses to Mr. Kroll for the three and nine months ended September 30, 2008 were approximately $42,000 and $225,000, respectively. At September 30, 2009 and December 31, 2008, the Company had approximately $19,000 and $23,000, respectively, recorded as a payable for these services.
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
The parties entered into the Agreement to settle any disputes that the Culvers might have with the Company in connection with the original Form 1099 that was issued in October 2004 and the Culvers’ resulting tax liability. Pursuant to the Agreement, the Company agreed to pay the Culvers $350,000 upon execution in exchange for a full release. The Agreement also contains a claw-back provision, pursuant to which the Culvers agreed to pay to the Company the amount of any refund they receive from the federal government and/or the State of California, up to the $350,000 amount of the settlement payment. The Culvers will be entitled to keep 100% of any refund(s) they receive in excess of $350,000. As of September 30, 2009 the Culvers had not received any tax refunds.
11. Employee Benefit Plan
The Company has a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $16,500. The Company currently matches 100% of the first 3% of eligible compensation contributed to the Plan by each participant and 50% of the next 2% of eligible compensation contributed to the plan by each participant. Beginning January 1, 2008, the Company’s matching contributions are immediately vested. The Company’s matching contributions to the Plan for the three and nine months ended September 30, 2009 were $119,000 and $348,000, respectively. The Company’s matching contributions to the Plan for the three and nine months ended September 30, 2008 were $104,000 and $300,000, respectively. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following is a discussion of the Company’s financial condition as of September 30, 2009, and results of operations for the three and nine months ended September 30, 2009 and 2008. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: estimates regarding the size of our target markets; successful penetration of the law enforcement market; expansion of product sales to the private security, military and consumer self-defense markets; expansion of production capability; new product introductions; the timing of the implementation of new equipment and payments relating thereto; our anticipated research and development spending in the fourth quarter of 2009; our cash flow activity in accounts receivable, inventory and accounts payable in the fourth quarter of 2009; projections about our fourth quarter effective tax rate; estimates regarding the commencement and amortization period of software development costs relating to our EVIDENCE.com product; the impact of recently adopted accounting guidance; our dividend policy; our anticipated capital expenditures in the fourth quarter of 2009; our expectations that we will hold certain investments until maturity; our expectations about unrecognized tax benefits, deferred income taxes and the reversal of our valuation allowance; assumptions about the future vesting of outstanding stock options and the amortization of costs relating thereto; our litigation strategy; the outcome of pending litigation including that judgments against us may be reversed or reduced; trends about our working capital and the sufficiency of our capital resources and the availability of financing to the Company. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; establishment and expansion of our direct and indirect distribution channels; attracting and retaining the endorsement of key opinion-leaders in the law enforcement community; the level of product technology and price competition for our products; the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; potential delays in international and domestic orders; implementation risks of manufacturing automation; risks associated with rapid technological change; execution and implementation risks of new technology; new product introduction risks; ramping manufacturing production to meet demand; litigation resulting from alleged product-related injuries; risks related to government inquiries; media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; product quality risks; potential fluctuations in quarterly operating results; competition; financial and budgetary constraints of prospects and customers; dependence upon sole and limited source suppliers; fluctuations in component pricing; risks of governmental regulations; dependence on a single product; dependence upon key employees; employee retention risks; and other factors detailed in the Company’s filings with the Securities and Exchange Commission. We assume no obligation to update, and do not intend to update, our forward-looking statements.
Overview
Our mission is to protect life by providing safer, more effective use of force options and technologies. We are a market leader in the development and manufacture of advanced electronic control devices (ECDs) designed for use in law enforcement, military, corrections, private security and personal defense. In addition, we are developing full technology solutions for the capture, storage and management of video/audio evidence as well as other tactical capabilities for use in law enforcement. We have focused our efforts on the continuous development of our technology for both new and existing products as well as industry leading training services while building distribution channels for marketing our products and services to law enforcement agencies, primarily in North America with increasing efforts on expanding these programs in international markets. To date, over 14,000 law enforcement agencies in over 45 countries have made initial purchases of our TASER brand devices for testing or deployment. To date, we do not know of any significant sales of any competing ECD products.
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

Results of Operations
Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
The following table sets forth, for the periods indicated, our consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statements of operations (dollars in thousands):

	Three Months Ended September 30,				Increase / (Decrease)
	2009		2008		$	%

Net sales	$23,310	100.0%	$22,859	100.0%	$451	2.0%
Cost of products sold	10,044	43.1%	8,964	39.2%	1,080	12.0%

Gross margin	13,266	56.9%	13,895	60.8%	(629)	-4.5%
Sales, general and administrative expenses	11,420	49.0%	9,055	39.6%	2,364	26.1%
Research and development expenses	6,656	28.6%	3,332	14.6%	3,324	99.8%

Income (loss) from operations	(4,810)	-20.6%	1,508	6.6%	(6,317)	-419.0%
Interest and other income, net	20	0.1%	270	1.2%	(250)	-92.6%

Income (loss) before provision (benefit) for income taxes	(4,790)	-20.5%	1,778	7.8%	(6,567)	-369.4%
Provision (benefit) for income taxes	(1,614)	-6.9%	1,128	4.9%	(2,742)	-243.1%

Net income (loss)	$(3,176)	-13.6%	$650	2.8%	$(3,826)	-588.3%

Net Sales
For the three months ended September 30, 2009 and 2008, sales by product line and by geography were as follows (dollars in thousands)

	Three Months Ended September 30,
	2009		2008
Sales by Product Line

TASER X26	$14,870	63.8%	$13,169	57.6%
TASER C2	1,103	4.7%	1,008	4.4%
TASER Cam	749	3.2%	964	4.2%
ADVANCED TASER	281	1.2%	377	1.6%
Single Cartridges	6,932	29.7%	5,066	22.2%
XREP	364	1.6%	—	—
Shockwave	41	0.2%	—	—
X3	8	—	—	—
Other	2,428	10.4%	2,275	10.0%
Trade-In Deferral	(3,466)	-14.9%	—	—

Total	$23,310	100.0%	$22,859	100.0%

	Three Months Ended September 30,
	2009	2008

United States	81%	84%
Other Countries	19%	16%

Total	100%	100%

Net sales increased $0.5 million, or 2.0%, to $23.3 million for the third quarter of 2009 compared to $22.9 million for the third quarter of 2008. The increase in sales versus the prior year quarter was primarily driven by growth in our Federal business including an order from the U.S. Customs and Border Patrol as well as solid international sales during the quarter including follow-on orders to customers in Australia. The growth in international business offset a decline in domestic sales, which we believe reflects lower municipal spending in the U.S., as agencies have reassigned or reduced budget dollars due to ongoing economic constraints. During the third quarter of 2009, $3.5 million of revenue was deferred related to our temporary trade-in program which enables agencies who purchase a X26 ECD for deployment in the United States the opportunity to upgrade the product in exchange for a partial trade-in credit against the purchase of the newly announced X3 ECD. Sales of our X26 ECDs, before excluding the $3.5 million impact of the trade-in deferral, increased $1.7 million, or 12.9%, while sales of single cartridges increased $1.9 million, or 36.8%, compared to the prior year. Sales of the TASER C2 consumer product increased by $95,000, or 9.4%. Other sales include extended warranty revenue, out of warranty repairs, government grants, training and shipping revenues.
International sales for the third quarter of 2009 and 2008 represented approximately $4.5 million, or 19%, and $3.7 million, or 16%, of total net sales, respectively.

Cost of Products Sold
Cost of products sold increased by $1.1 million, or 12.1%, to $10 million for the third quarter of 2009 compared to $9.0 million for the third quarter of 2008. As a percentage of net sales, cost of products sold increased to 43.1% in the third quarter of 2009 compared to 39.2% in the third quarter of 2008. The trade-in deferral which resulted in a $3.5 million reduction in net sales reduced gross margin by 560 basis points in the third quarter of 2009, which was partially offset by improved leverage on indirect manufacturing expenses as a relatively fixed pool of indirect manufacturing costs remained flat while sales increased.
Gross Margin
Gross margin decreased $630,000, or 4.5%, to $13.3 million for the third quarter of 2009 compared to $13.9 million for the third quarter of 2008. As a percentage of net sales, gross margin decreased to 56.9% for the third quarter of 2009 compared to 60.8% for the third quarter of 2008. The 390 basis point decline in gross margin as a percentage of net sales for the third quarter of 2009 reflects the impact of the trade in deferral, offset by decreased indirect manufacturing costs.
Sales, General and Administrative Expenses
For the three months ended September 30, 2009 and 2008, sales, general and administrative expenses were comprised of the following (dollars in thousands):

	Three Months Ended September 30,
			$	%
	2009	2008	Change	Change

Salaries, benefits and bonus	$3,192	$2,489	$703	28.2%
Legal, professional and accounting fees	1,112	1,406	(294)	-20.9%
Sales and Marketing	1,659	1,110	549	49.5%
Consulting and lobbying services	911	690	221	32.0%
Stock-based compensation	814	443	371	83.7%
Travel and meals	968	709	259	36.5%
D&O and liability insurance	449	536	(87)	-16.2%
Depreciation and amortization	510	386	124	32.1%
Other	1,805	1,286	519	40.4%

Total	$11,420	$9,055	$2,365	26.1%

Sales, general and administrative as % of net sales	49.0%	39.6%
Sales, general and administrative expenses were $11.4 million and $9.1 million in the third quarter of 2009 and 2008, respectively, an increase of $2.4 million, or 26.1%. As a percentage of total net sales, sales, general and administrative expenses increased to 49.0% for the third quarter of 2009 compared to 39.6% for the third quarter of 2008, partially due to a reduction of leverage resulting from the $3.5 million trade-in deferral which had a 6.3% impact. The dollar increase for the third quarter of 2009 over the same period in 2008 is attributable to a $703,000 growth in salaries, benefits and bonuses primarily related to an increase in personnel to support the expansion of our business infrastructure as we introduce new products and enter new markets. Stock based-compensation expense increased $371,000 which is attributed to the increased employee headcount in the fourth quarter of 2008 and the first half of 2009. Sales and marketing increased $549,000 and travel and meals increased $259,000 in the third quarter of 2009, due to increased efforts to support new product launches as well as the annual TASER Conference, which was held in the third quarter of 2009 (compared to being held in the second quarter of 2008). These increases were partially offset by a $294,000 decrease in legal, professional and accounting fees.

Research and Development Expenses
Research and development expenses were $6.7 million for the third quarter, which is an increase of $3.3 million over the prior year mostly driven by a $1.8 million increase in indirect supplies, component costs and expediting fees associated with the development of the TASER X3 and AXON (Autonomous eXtended on-Officer Network) units shown at our TASER Conference and the IACP trade shows. Tooling and scrap costs increased by $443,000, also related to the development of the TASER X3 and AXON. Salaries, benefits, and stock options expenses increased by $1.1 million to support both hardware development and our new software development team headquartered in California. These increases were partially offset by $852,000 of capitalized internal salary and external consulting costs specifically related to the development of EVIDENCE.com in the third quarter of 2009. We expect this level of research and development spending will decrease during the fourth quarter of 2009 as TASER X3 and AXON are launched into the market.
Interest and Other Income, Net
Interest and other income decreased by $250,000, or 92.6%, to $20,000 for the third quarter of 2009 compared to $270,000 for the third quarter of 2008. The decrease is attributable to a significantly lower average yield on our cash and investments.
Provision (Benefit) for Income Taxes
The provision for income taxes decreased by $2.7 million to a benefit of $1.6 million for the third quarter of 2009 compared to a provision of $1.1 million for the third quarter of 2008. The effective income tax rate for the third quarter of 2009 was 33.7% compared to 63.4% for the third quarter of 2008. The effective tax rate for the three months ended September 30, 2009 decreased compared to the same period in the prior year due to the nature of the effective tax rate calculation. The quarterly tax provision is computed from the year-to-date provision less the cumulative tax provision recognized through the previous quarter end. Due to a significant variability in the projected 2009 annual effective tax rate caused by relatively small differences in projected fourth quarter results, we were unable to reliably estimate the 2009 effective annual tax rate as of the end of the third quarter and as such calculated an estimated year-to-date tax provision based on current year to date results. There will likely be some variability in the fourth quarter effective tax rate depending on fourth quarter results and the likelihood that the impact of non-deductible expenses for items such as ISO stock option expense, meals and entertainment and lobbying will make the income for tax purposes significantly higher than book pre-tax income. The high effective income tax rate in the third quarter of 2008 was attributable to a the higher impact of non-deductible items expenses against a low taxable income base expected for the year ended December 31, 2008
Net Income (Loss)
Our net income declined by $3.8 million to a net loss of $3.2 million for the third quarter of 2009 compared to net income of $650,000 for the third quarter of 2008. Net loss per basic and diluted share was $0.05 for the third quarter of 2009 compared to net income per basic and diluted share of $0.01 for the third quarter of 2008.
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
The following table sets forth, for the periods indicated, our statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Nine Months Ended September 30,				Increase / (Decrease)
	2009		2008		$	%

Net sales	$69,749	100.0%	$66,447	100.0%	$3,302	5.0%
Cost of products sold	28,115	40.3%	26,184	39.4%	1,931	7.4%

Gross margin	41,634	59.7%	40,263	60.6%	1,371	3.4%
Sales, general and administrative expenses	33,690	48.3%	27,926	42.0%	5,764	20.6%
Research and development expenses	15,246	21.9%	8,463	12.7%	6,783	80.1%
Legal judgment expense	—	0.0%	5,200	7.8%	(5,200)	-100.0%

Loss from operations	(7,302)	-10.5%	(1,326)	-2.0%	(5,976)	450.7%
Interest and other income, net	162	0.2%	1,492	2.2%	(1,330)	-89.1%

Income (loss) before provision (benefit) for income taxes	(7,140)	-10.2%	166	0.2%	(7,306)	4401.2%
Provision (benefit) for income taxes	(2,773)	-4.0%	315	0.5%	(3,088)	980.3%

Net loss	$(4,367)	-6.3%	$(149)	-0.2%	$(4,218)	2830.9%

Net Sales
For the nine months ended September 30, 2009 and 2008, sales by product line and by geography were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2009		2008
Sales by Product Line

TASER X26	$37,976	54.4%	$35,807	53.9%
TASER C2	3,732	5.4%	4,268	6.4%
TASER Cam	2,179	3.1%	2,748	4.1%
ADVANCED TASER	2,245	3.2%	2,432	3.7%
Single Cartridges	20,151	28.9%	15,290	23.0%
XREP	389	0.6%	—	—
Shockwave	45	0.1%	—	—
X3	8	—	—	—
Other	6,490	9.3%	5,902	8.9%
Trade-In Deferral	(3,466)	-5.0%	—	—

Total	$69,749	100.0%	$66,447	100.0%

	Nine Months Ended September 30,
	2009	2008

United States	75%	87%
Other Countries	25%	13%

Total	100%	100%

Net sales increased $3.3 million, or 5.0%, to $69.7 million for the first nine months of 2009 compared to $66.4 million for the first nine months of 2008. The increase in sales versus the prior year was primarily driven by significant international shipments during the year, and sales related to a contract from the U.S. Customs and Border Patrol. The growth in international and Federal business offset a decline in domestic sales, which we believe reflects lower municipal spending in the U.S. as agencies reassigned budget dollars due to ongoing economic constraints. During the third quarter, $3.5 million of revenue was deferred related to a trade-in program which enables agencies who purchase a X26 ECD for deployment in the United States the opportunity to upgrade the product in exchange for a partial trade-in credit against the purchase of the newly announced X3 ECD. Sales of single cartridges increased $4.9 million, or 31.8%, compared to the prior year and X26 sales, before excluding the $3.5 million impact the trade-in deferral, increased $2.2 million, or 6.1%. TASER C2 consumer product sales declined by $536,000, or 12.6%, attributable to the adverse impact of the economic downturn on consumer spending. The increase in other sales is primarily driven by growth in extended warranty revenues, out of warranty repairs and the elimination of distributor discounts during 2008. Other sales also include government grants, training and shipping revenues.
International sales for the first nine months of 2009 and 2008 represented approximately $17.6 million, or 25%, and $8.7 million or 13% of total net sales, respectively.
Cost of Products Sold
Cost of products sold increased by $1.9 million, or 7.4%, to $28.1 million for the first nine months of 2009 compared to $26.2 million for the first nine months of 2008. As a percentage of net sales, cost of products sold increased to 40.3% in the first nine months of 2009 compared to 39.4% in the first nine months of 2008. The increase in cost of products sold as a percentage of net sales for the first nine months of 2009 compared to the first nine months of 2008 was driven by a combination of factors. The trade-in deferral, which resulted in a $3.5 million reduction in net sales reduced gross margin by 190 basis points. Exclusive of the deferral, total direct costs decreased as a percentage of sales primarily driven by negotiated supplier price reductions in certain raw material components. Direct labor decreased as a percentage of net sales due to lower temporary labor costs and indirect manufacturing expense decreased as production scrap and engineering supplies were reduced, resulting from improved product quality and operating efficiencies. In addition, our provision for warranty costs decreased as we experienced a reduction in product returns during the first nine months of 2009. Offsetting these cost reductions, the allocation of indirect manufacturing overhead to inventory decreased significantly as a reduction in the number of production hours in the first nine months of 2009 compared to the same period in 2008 resulted in an increased indirect manufacturing overhead rate and the under absorption of a relatively fixed pool of indirect manufacturing costs.

Gross Margin
Gross margin increased $1.4 million, or 3.4%, to $41.6 million for the first nine months of 2009 compared to $40.3 million for the first nine months of 2008. As a percentage of net sales, gross margins decreased to 59.7% for the first nine months of 2009 compared to 60.6% for the first nine months of 2008. The 190 basis point decrease in gross margin as a percentage of net sales for the first half of 2009 reflects the factors noted above under the discussion of cost of products sold.
Sales, General and Administrative Expenses
For the nine months ended September 30, 2009 and 2008, sales, general and administrative expenses were comprised as follows (dollars in thousands):

	Nine Months Ended September 30,
			$	%
	2009	2008	Change	Change

Salaries, benefits and bonus	$8,811	$7,315	$1,496	20.5%
Legal, professional and accounting fees	4,630	4,242	388	9.1%
Consulting and lobbying services	3,194	2,110	1,084	51.4%
Stock-based compensation	2,441	932	1,509	161.9%
Travel and meals	2,646	2,712	(66)	-2.4%
Sales and Marketing	4,141	3,952	189	4.8%
D&O and liability insurance	1,415	1,626	(211)	-13.0%
Depreciation and amortization	1,397	1,168	229	19.6%
Other	5,015	3,869	1,146	29.6%

Total	$33,690	$27,926	$5,764	20.6%

Sales, general and administrative as % of net sales	48.3%	42.0%
Sales, general and administrative expenses were $33.7 million and $27.9 million in the first nine months of 2009 and 2008, respectively, an increase of $5.8 million, or 20.6%. As a percentage of total net sales, sales, general and administrative expenses increased to 48.3% for the first nine months of 2009 compared to 42.0% for the first nine months of 2008, partially due to a reduction of leverage resulting from the $3.5 million trade-in deferral. The dollar increase for the first nine months of 2009 over the same period in 2008 is attributable to a $1.5 million growth in salaries and benefits related to an increase in personnel to support the expansion of our business infrastructure as we introduce new products and enter new markets. Stock based-compensation expense also increased $1.5 million related to a full nine months expense for stock options granted during the third and fourth quarters of 2008 as well as new employee stock options grants in the first nine months of 2009. Consulting and lobbying services increased $1.1 million primarily related to strategic selling and marketing, advertising and IT process improvement related efforts while legal, professional and accounting fees increased $388,000 driven by the timing of outstanding ligation in progress. Sales and marketing expenses also increased by a net amount of $189,000 as increases in our tradeshow costs and our selling costs in support of new product introductions were partially offset by a $1.3 million decrease in general media advertising spend primarily due to $530,000 of infomercial production costs expensed in the first quarter of 2008 as well as reduced emphasis placed on consumer marketing programs. The $1.1 million increase in other costs was primarily driven by a $350,000 settlement expense paid to a Board member (see “Settlement agreement” in Note 10) as well as increased computer licensing and maintenance costs.

Research and Development Expenses
Research and development expenses increased $6.8 million, or 80.2%, to $15.2 million for the first nine months of 2009 compared to $8.5 million for the first nine months of 2008. The increase is driven by a $2.9 million increase in salary and benefits as we have expanded our research and development headcount to support new product development, including an Internet service and software development team. Stock-based compensation expenses increased $799,000 for stock options granted in the second half of 2008 and the first half of 2009. Indirect supplies and tooling costs increased $3.0 million primarily associated with the development of the TASER X3, AXON (Autonomous eXtended on-Officer Network) and EVIDENCE.com. In particular, during the third quarter of 2009 we expedited the build of AXON and X3 prototype display units for the TASER Tactical conference and the International Association of Chiefs of Police (IACP) conference. These increases are offset by the capitalization of $1.5 million of internal salary and external consulting costs specifically related to the development of EVIDENCE.com in the second and third quarters of 2009. We expect the level of research and development spending in the fourth quarter will normalize to levels consistent with the quarterly run rate in the first half of the year.
Litigation Judgment Expense
We recorded a $5.2 million non-cash charge in the second quarter of 2008 for an adverse jury verdict in a product liability case. On October 24, 2008, this jury award of $5.2 million was disallowed by the Court and we reversed the expense in the fourth quarter of 2008.
Interest and Other Income, Net
Interest and other income decreased by $1.3 million, or 89.1%, to $162,000 for the first nine months of 2009 compared to $1.5 million for the first nine months of 2008. The decrease is attributable to a significantly lower average yield on our cash and investments. Additionally, other income in the first nine months of 2008 included $387,000 related to unused deferred insurance settlement proceeds recognized upon the dismissal of all final appeals in the Samuel Powers v. TASER International personal injury case.
Provision (Benefit) for Income Taxes
The provision for income taxes decreased by $3.1 million to a benefit of $2.8 million for the first nine months of 2009 compared to a provision of $315,000 for the first nine months of 2008. The effective income tax rate for the first nine months of 2009 was 38.8% compared to 189.3% for the first nine months of 2008. The effective tax rate for the nine months ended September 30, 2009 decreased compared to the same period in the prior year due to the nature of the effective tax rate calculation. The quarterly tax provision is computed from the year-to-date provision less the cumulative tax provision recognized through the previous quarter end. Due to a significant variability in the projected 2009 annual effective tax rate caused by relatively small differences in projected fourth quarter results, we were unable to reliably estimate the 2009 effective annual tax rate as of the end of the third quarter and as such calculated an estimated year-to -date tax provision based on current year to date results. There will likely be some variability in the fourth quarter effective tax rate depending on fourth quarter results and the likelihood that the impact of non-deductible expenses for items such as ISO stock option expense, meals and entertainment and lobbying, which reduced the effective tax benefit rate in the third quarter, will make the income for tax purposes significantly higher than book pre-tax income on a year-to-date basis. The effective tax rate for the nine months ended September 30, 2008 significantly exceeds the statutory rate due to the impact of certain non-deductible items such as stock-based compensation expense related to ISO’s and lobbying expenses against a lower taxable income base expected for the year ended December 31, 2008. Offsetting the credit provision and reducing the effective tax rate in the third quarter of 2008 was the recording of a $250,000 valuation allowance against expiring state (Arizona) net operating loss deferred tax assets.
Net Loss
The net loss increased by $4.2 million to $4.4 million for the first nine months of 2009 compared to a net loss of $149,000 for the first nine months of 2008. Net loss per basic and diluted share was $0.07 for the first nine months of 2009 compared to $0.00 for the first nine months of 2008.
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

As of September 30, 2009, we had $45.4 million in cash and cash equivalents, a decrease of $1.5 million from the end of 2008, which is primarily attributable to net cash provided by operations of $5.5 million in the first nine months of 2009 and proceeds from the maturities of investment holdings, offset by investments in property and equipment and intangible assets. Accounts receivable at September 30, 2009, decreased by $0.5 million compared to December 31, 2008. Accounts payable and accrued liabilities increased $1.8 million driven by timing of purchasing activity. Additionally, we expect to invest a further $3 to $5 million in capital expenditures in 2009, including $1.5 million of automation equipment received and accrued at September 30, 2009. We expect to fund these capital expenditures with available working capital.

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$5,460	$4,611
Net cash (used) provided by investing activities	(7,034)	7,266
Net cash provided (used) by financing activities	$108	$(12,179)
Net cash provided by operating activities for the first nine months of 2009 of $5.5 million was driven by the net loss for the period adjusted for the add back of non-cash expenses including stock-based compensation expense of $3.8 million; depreciation and amortization expense of $2.4 million partially offset by a $3.8 million net increase in deferred tax assets related to the benefit recognized in the first nine months of 2009. In addition, deferred revenue increased $3.8 million, $3.5 million of which relates to the deferral of revenue in the third quarter of 2009 related to the X26 trade-in program. Changes in working capital include a $0.5 million decrease in accounts receivable and a $1.8 million increase in accounts payable and accrued liabilities as discussed above.
Net cash used by investing activities was $7.0 million during the nine months ended September 30, 2009, which was comprised of $9.3 million to purchase property and equipment mainly related to new automation production equipment and Evidence.Com data center hardware as well as $1.5 million of capitalized software development. In addition, we invested $243,000 in intangible assets, primarily consisting of patent and trademark costs. This net use was partially offset by $2.5 million in net proceeds from called investments.
During the first nine months of 2009, net cash provided by financing activities was $108,000, attributable to proceeds from stock options exercised during the period.
Capital Resources
We have a revolving line of credit with a domestic bank with a total availability of $10.0 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on September 30, 2010, and requires monthly payments of interest only. At September 30, 2009, there were no borrowings under the line and $10.0 million of the line was available based on the defined borrowing base, which is calculated based on our eligible accounts receivable and inventory. Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage. At September 30, 2009, we were in compliance with those covenants.
We believe that our balance of total cash and cash equivalents of $45.4 million as of September 30, 2009, together with cash expected to be generated from operations and our existing credit facility will be adequate to fund our operations for at least the next 12 months. We may require additional resources to expedite manufacturing of new and existing technologies in order to meet possible demand for our products. Based on our strong balance sheet and the fact that we had no outstanding debt at September 30, 2009, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. Capital markets in the United States and throughout the world remain disrupted and under stress. This disruption and stress is evidenced by a lack of liquidity in the debt capital markets, the re-pricing of credit risk in the syndicated credit market, and the failure of certain major financial institutions. This stress is compounded by the ongoing severe worldwide recession. Reflecting this situation, many lenders and capital providers have reduced, and in some cases ceased to provide, debt funding to borrowers. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our ability to obtain additional or alternative financing should the need arise for us to access the debt markets.

Commitments and Contingencies
On July 2, 2007, the Company entered into a contract with Automation Tooling Systems Inc. for the purchase of equipment at a cost of approximately $8.4 million. The equipment was delivered and installed at the Company’s facility during the third quarter of 2009. Payments have been made in installments, with total installments paid to date of $6.9 million, with the remaining balance of $1.5 million, which was accrued at September 30, 2009, likely to be paid in the fourth quarter. The installments paid or accrued to date have been recorded in property, plant and equipment in the accompanying consolidated balance sheets.
On June 24, 2009, the Company entered into an operating lease agreement with IBM Credit, LLC for various data center server equipment used to host EVIDENCE.com. Total future minimum lease payments are $882,432 with terms ranging from 36 to 42 months in duration. The equipment is expected to be placed in service in the third quarter of 2009.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as of September 30, 2009.
Critical Accounting Estimates
We have identified the following accounting estimates as critical to our business operations and the understanding of our results of operations. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The effect of these policies on our business operations is discussed below.
Standard Product Warranty Reserves
We warrant our law enforcement ECD’s from manufacturing defects on a limited basis for a period of one year after purchase and thereafter, will replace any defective TASER unit for a fee. We warrant our new TASER C2 product for 90 days. We track historical data related to returns and warranty costs on a quarterly basis, and estimate future warranty claims based upon our historical experience. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of September 30, 2009, our reserve for warranty returns was $298,000 compared to a $615,000 reserve at December 31, 2008. Our reserve for warranty returns decreased at September 30, 2009, as the result of an improved product returns experience, particularly in our X26 product line which we believe is a function of continuing improvements made in the manufacturing and quality processes. In the event that product returns under warranty differ from our estimates, changes to warranty reserves might become necessary.
Inventory
Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (FIFO) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management judgments of what constitutes normal capacity of our production facilities, and a determination of what costs are considered to be abnormal fixed production costs which are expensed as current period charges. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory increased to $264,000 at September 30, 2009, compared to $130,000 at December 31, 2008. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves might become necessary.
Accounts Receivable
Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. This allowance represents our best estimate and is based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. Our allowance for doubtful accounts was $200,000 at September 30, 2009 and December 31, 2008. In the event that actual uncollectible amounts differ from these estimates, changes in allowances for doubtful accounts might become necessary.

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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $4.0 million in tax credits for Federal and Arizona income tax purposes related to the 2003 through 2008 tax years, net of the federal benefit on the Arizona research and development tax credits. Management has estimated that an additional $425,000 of tax credits are available for Arizona purposes for the 2009 tax year with a prorated portion recorded as a component of the effective tax rate for the three and nine months ended September 30, 2009. Management made the determination that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and recorded a liability for unrecognized tax benefits of $2.1 million as of September 30, 2009. As of September 30, 2009, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $2.1 million be recognized, the Company’s effective tax rate would be favorably impacted. Also included as part of the $2.1 million liability for unrecognized tax benefits is a management estimate of $94,000 related to uncertain tax positions for certain state income tax liabilities. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting or tax laws in the United States, or changes in other facts or circumstances. In addition, we recognize liabilities for potential United States tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our consolidated financial statements.
In preparing the Company’s consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets.

Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business, as well as the generation of sufficient future taxable income. Based on consideration of the above factors, management has determined that it is more likely than not that its net operating loss carryforwards for the state of Arizona, which expire in 2009, will be fully realized. Accordingly, the valuation allowance of $200,000 the Company carried against its deferred tax assets as of December 31, 2008, is expected to be reversed with the benefit recognized during 2009 as a reduction of the current-year effective tax rate. Management believes that, other than as previously described, as of September 30, 2009, based on an evaluation and projections of future sales and profitability, no other valuation allowance was deemed necessary. However, such deferred tax assets could be reduced in the future if projections of future taxable income during the carryforward period are reduced.
The effective income tax rate for the first nine months of 2009 was 38.8% compared to 189.3% for the first nine months of 2008. The effective tax rate for the nine months ended September 30, 2009 decreased compared to the same period in the prior year due to the nature of the effective tax rate calculation. Due to a significant variability in the projected 2009 annual effective tax rate caused by relatively small differences in projected fourth quarter results, we were unable to reliably estimate the 2009 effective annual tax rate as of the end of the third quarter and as such calculated an estimated year to date tax provision based on current year to date results. There will likely be some variability in the fourth quarter effective tax rate depending on fourth quarter results and the likelihood that the impact of non-deductible expenses for items such as ISO stock option expense, meals and entertainment and lobbying, which reduced the effective tax benefit rate in the third quarter, will make the income for tax purposes significantly higher than book pre-tax income on a year to date basis.
Stock Based Compensation
We estimate the fair value of our stock based compensation by using the Black-Scholes-Merton option pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (“forfeitures”). We granted 811,000 performance-based stock options in 2008 and 15,000 in the first quarter of 2009, the exercise of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future operating performance. These options will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on our statements of operations. Refer to Note 7 to our consolidated financial statements for further discussion of how we determined our valuation assumptions.
Revenue Recognition
On July 27, 2009, we announced a temporary trade-in program to enable agencies who purchase a TASER X26 ECD for deployment in the United States the opportunity to upgrade the product in exchange for a partial credit against the purchase of the newly announced semi-automatic TASER X3 ECD. We accounted for the trade-in right on new sales as a separate element, which has been deferred based on management’s estimate of the relative fair value of the available credit to the arrangement as a whole. The trade-in offer, which expires on December 31, 2009, resulted in deferred revenue of $3.5 million at September 30, 2009, which is included in current deferred revenue in the accompanying consolidated balance sheet. We will recognize the deferred revenue at the earlier of the respective trade-in during the fourth quarter or when the offer expires on December 31, 2009.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
All of our cash equivalent and marketable securities investments are treated as “held-to-maturity” . As of September 30, 2009, our cash equivalents are invested in highly liquid money market funds denominated in United States dollars. As such, we currently have no interest rate risk related to holding fixed or floating rate securities.
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
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in internal control over financial reporting
There was no change in internal control over financial reporting, during the fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See discussion of legal proceedings in Note 9 to the consolidated financial statements included in PART I, ITEM 1 of this Form 10-Q.
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

TASER INTERNATIONAL, INC.
Date: November 6, 2009	/s/ Patrick W. Smith
Patrick W. Smith
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2009	/s/ Daniel M. Behrendt
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