Form 10-K
period 2009-12-31
TASER INTERNATIONAL INC
filed 2010-03-15
CIK 1069183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-16391
TASER International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0741227 (I.R.S. Employer Identification Number)

17800 N. 85th St. Scottsdale, AZ (Address of principal executive offices)	85255 (Zip Code)
(480) 991-0797
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.00001	The Nasdaq Global Select Market
par value per share
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Common Stock held by non-affiliates of the issuer, based on the last sales price of the issuer’s common stock on June 30, 2009, which was the last business day of the registrant’s most recently completed second fiscal quarter, as reported by NASDAQ, was $268,141,201.
The number of shares of the registrant’s common stock outstanding as of March 10, 2010, was 62,455,900.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of registrant’s definitive proxy statement to be prepared and filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009 are incorporated by reference into Part III of this Form 10-K.

TASER INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2009

PART I
The statements contained in this report that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things:
1.	expected revenue and earnings growth;
2.	estimates regarding the size of our target markets;
3.	our ability to continue to successfully penetrate the law enforcement market;
4.	growth expectations for existing accounts;
5.	our ability and strategies to expand product sales to the international, Federal, military, corrections, private security and private citizen self-defense markets;
6.	fluctuations in gross margins;
7.	expansion of product capability and the sufficiency of our manufacturing capacity;
8.	timing and expectations relating to new product and service introductions;
9.	product safety;
10.	our business model and strategy;
11.	the automation of our production process;
12.	plans to develop redundant tooling and capacity;
13.	our insulation from competition and our competitive advantage;
14.	the benefits and competitive advantages of our products and services;
15.	our litigation strategy and the importance of favorable verdicts;
16.	the outcome of legal proceedings we are involved in;
17.	our intention to continue to participate in law enforcement trade shows;
18.	our strategy to grow our international presence;
19.	that we have readily available alternative materials and components suppliers;
20.	the sufficiency and availability of our liquid assets and capital resources;
21.	our plans to invest in data centers and upgrades to our technology and network infrastructure to support our EVIDENCE.COM service;
22.	our intentions about future development efforts and activities, including that we anticipate a reduced level of investment in 2010 for our ECD hardware development, and increased level for our AXON and EVIDENCE.COM services;
23.	trends and expectations relating to certain balance sheet accounts and working capital items;
24.	our expectations, that we will renew our line of credit;
25.	plans relating to our training programs;
26.	the timing and resolution of, and trends relating to, unrecognized tax benefits and liabilities; and
27.	anticipated capital expenditures.

These statements are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to those factors detailed in ITEM 1A of this annual report entitled “Risk Factors.” The risks included in the foregoing list are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. New risk factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the impact of all such risk factors or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update or revise any forward looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to expectations over time.
We own the following trademarks: ADVANCED TASER ®, CHECKLOK®, TASER®, XREP®, and the bolt on West Hemisphere logo, all registered in the US. All other trademarks and service marks including M18, M26, X26, X26C, C2, AXON, Shockwave, the bolt within circle logo, and designs belong to TASER International, Inc., except as expressly indicated as belonging to another.

Item 1.	Business
Overview
TASER International, Inc.’s (the Company or TASER or we or our) core mission is to protect life by providing less dangerous, more effective force options and technologies. We are a market leader in the development, manufacture and sale of advanced Electronic Control Devices (ECDs) designed for use in the law enforcement, military, corrections, private security and personal defense markets. Since our inception in 1993, we have remained committed to providing solutions to violent confrontation by developing devices with proprietary technology to incapacitate dangerous, combative, or high-risk subjects who pose a risk to law enforcement officers, innocent citizens, or themselves in a manner that is generally recognized as a safer alternative to other uses of force.
Our mission to protect life has also been extended to protect truth. We have learned that bringing a subject into custody is not the end of the challenge for law enforcement. In fact, it is typically just the beginning since a significant number of incidents that start as a physical conflict, transition into a legal conflict. Whether it’s prosecuting and convicting the individual arrested, or responding to excessive use of force allegations, the post-incident legal process is a considerable part of the challenge law enforcement faces on a continual basis and can often take years and millions of litigation dollars to resolve in the courtroom. To help law enforcement address this challenge, we are developing a fully integrated hardware and software solution that will provide our law enforcement customers the capabilities to capture, store, manage and analyze video and other digital evidence.
Central to our strategy, we conduct research and develop advanced technologies for both the creation of new, and the enhancement of existing, hardware and software products and services. We believe that delivering breakthrough innovation and high-value solutions through our various product platforms is the key to delivering compelling value propositions to meet our customers’ needs, and to our future growth. We place the highest level of importance on the safety and appropriate use of our products and have established industry leading training services to provide our users a comprehensive overview of the legal and policy issues, medical information and risk mitigation relating to our ECDs and the use of force. Our products are sold through a network of distribution channels developed for selling and marketing our products and services to law enforcement agencies, primarily in North America with continuing focus and effort placed on expanding these programs in international, military and other markets.
Our operations are comprised of one segment — the sale of advanced ECDs and accessories. Information about sales by geographic region is included in footnote 1(p) of the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Products
Electronic Control Devices (ECDs)
Our Technology
We make ECDs for two main types of market segments: (a) the law enforcement, military, corrections and professional security markets, and (b) the consumer market. Our products use a replaceable cartridge containing compressed nitrogen to deploy and propel two small probes that are attached to the ECD by insulated conductive wires with lengths ranging from 15 to 35 feet. Our ECDs transmit electrical pulses along the wires and into the body affecting the sensory and motor functions of the peripheral nervous system. The energy can penetrate up to two cumulative inches of clothing, or one inch per probe. The initial effect lasts five seconds for our law enforcement, military and corrections products and up to thirty seconds for our consumer market models. This effect can be extended, if necessary, by the operator.
Law Enforcement, Military, Corrections and Professional Security Products
For the law enforcement, military, corrections and professional security markets, we manufacture three hand-held ECD product lines and have also incorporated our technology into several other product line extensions.
Our most popular product is the TASER X26 with Shaped Pulse Technology, which we introduced in 2003. Shaped Pulse Technology is a refined energy pulse that concentrates a small portion of energy to first penetrate any barriers, while the majority of the energy flows into the target freely after the barrier has been penetrated. The TASER X26 product line consists of the TASER X26, various cartridges (described below), a digital power magazine (DPM), download software and equipment, extended warranties, and a number of holstering options and accessories. The TASER X26 product line (excluding sales of the consumer X26C product and individual cartridge sales) accounted for approximately $53.4 million, or 51% of our net sales, for the year ended December 31, 2009 and for approximately $51.2 million, or 55%, of our net sales, for the year ended December 31, 2008.
In the third quarter of 2009, we introduced the TASER X3, which we believe represents a significant advancement in capabilities and features over our existing devices. The X3 is a revolutionary new multi-shot ECD that can engage multiple targets, display Warning Arcs while loaded, and deliver a calibrated Neuro Muscular Incapacitation (NMI) pulse that results in improved safety characteristics. While the X3 offers enhanced firepower over existing ECDs, it also represents a significant leap in sensor and computation power — making it the most intelligent hand-held force option ever developed.
Our third law enforcement product line is the ADVANCED TASER M26 which we originally launched in November 1999. The ADVANCED TASER M26 product line consists of the ADVANCED TASER M26, various cartridges (described below), rechargeable batteries, a battery charging system, data download software and equipment, extended warranties, and a number of holstering options and accessories. The ADVANCED TASER M26 product line (excluding individual cartridge sales) accounted for approximately $3.3 million, or approximately 3%, of our net sales, for the year ended December 31, 2009 and for approximately $2.5 million, or 3%, of our net sales, for the year ended December 31, 2008.
ECD Product Line Extensions
Over the past several years, we have been developing more innovative ways to deploy our proprietary NMI technology, increasing the capabilities of our systems and extending the range at which they can be deployed. This resulted in two new products which were introduced to the market in 2009.
The TASER XREP is a self-contained, wireless ECD that deploys from a 12-gauge pump-action shotgun. It delivers a similar NMI bio-effect as our X26 handheld ECD, but can be delivered to a maximum effective range of 100 feet (30.48 meters). The battery supply is fully integrated into the chassis and provides the power to drive the XREP projectile engine. While the XREP can be fired from a regular shotgun, we also partnered with Mossberg to develop the TASER X12 Less Lethal Shotgun (LLS), which is a fully integrated less-lethal platform, utilizing a re-engineered Mossberg 500 pump-action shotgun that is optimized for the XREP. The TASER X12 includes Radial Ammunition Key technology to prevent the system from deploying lethal 12-gauge rounds in order to remove the possibility of end users accidentally firing a lethal round in a less-lethal system during high stress situations.

The TASER Shockwave system is the first generation of TASER Remote Area Denial (TRAD) technology allowing for both increased safety and stand-off capability during hostile situations through the use of our NMI technology. The Shockwave is designed as a fully modular system, allowing the end user complete flexibility to deploy as needed to achieve the desired objective. Multiple TASER Shockwave units can be stacked together either horizontally in order to extend area coverage, or vertically to allow multiple salvo engagements; or daisy chained together to maximize either area coverage or cartridge pattern density. These features provide the capability to project Area Denial from a secure location. The system minimizes risk as the system can be activated with the push of a button on the Control Box at a safe stand-off distance of up to 100 meters. The TASER Shockwave unit deploys its cartridges up to 25-feet, to instantaneously incapacitate multiple personnel within the field of deployment coverage.
Consumer Products
For the personal defense market our primary product is the TASER C2 consumer product, which we introduced in 2007. This device is a compact system that provides the same proven NMI effectiveness as our market leading TASER X26 but in a less intimidating, more compact form factor and at a price point more attractive to private citizens. Our sale and marketing of the TASER C2 promotes responsible ownership and aims to prevent misuse by keeping the device inactive until the owner has successfully completed a background check either online or via a toll-free telephone number.
We also manufacture the TASER X26C, ADVANCED TASER M18 and ADVANCED TASER M18L devices for use by consumers. The X26C was developed in conjunction with the law enforcement TASER X26 version; however, its effect lasts longer allowing the owner more time to escape danger. The ADVANCED TASER M18 and ADVANCED TASER M18L are designed after the law enforcement ADVANCED TASER M26 version; however, the electrical pulse rate is lower. The ADVANCED TASER M18 and ADVANCED TASER M18L are identical except that the ADVANCED TASER M18L has an integrated laser-aiming device. These three product lines consist of the units themselves, air cartridges, batteries and digital power magazines, and a number of holstering options and accessories.
Our total consumer products accounted for approximately $5.9 million, or 6% of our net sales, for the year ended December 31, 2009 and for approximately $7.6 million, or 8% of our net sales for the year ended December 31, 2008.
Cartridges and Other Accessories
We manufacture multiple cartridge types: a 15’ cartridge, a 21’ cartridge, a 25’ XP cartridge, a 35’ cartridge, a 21’ training cartridge, a 15’ cartridge for the C2 and in 2009 we introduced the new range of Smart Cartridges for use with the X3. The 15’ cartridge is capable of firing a distance of 15’ and is sold primarily to the law enforcement market for training and the consumer market for use in the ADVANCED TASER M18, ADVANCED TASER M18L, and TASER X26C devices. The C2 15’ cartridge is designed specifically for use in the TASER C2. The 21’, 25’ XP, 35’, and 21’ training cartridge are sold only to the law enforcement, military, and corrections markets. The 25’ XP cartridge is different from the 21’ cartridge in that it has a longer range and its probes are longer and heavier, which allows it to penetrate a thicker clothing barrier. The training cartridge contains non-conductive wiring, which allows law enforcement, military, and corrections trainers to use the cartridge during training role-playing scenarios. The Smart Cartridges designed for the X3 come in a more compact form factor to accommodate the 3-in-1 multishot capability of the X3, with ranges of 15’, 25’ and 35’. The Smart Cartridge communicates with the Fire Control System within the X3, indicating the type of cartridge loaded in each bay and its deployment status. The new static resistant propulsion system allows the X3 to display NMI arcs without firing the cartridge — which also reduces the risk of accidental static discharge misfires.
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
Individual cartridge sales accounted for approximately $27.9 million, or approximately 27% of our net sales, for the year ended December 31, 2009 and for approximately $20.5 million, or approximately 22% of our net sales, for the year ended December 31, 2008.
In 2009, we introduced The TASER Controlled Digital Power Magazine (CDPM), a new accessory for the TASER X26 device. The CDPM has the same functionality as a regular DPM; however, the CDPM features a disabling safety key and wrist strap designed to secure the device to the officer. If a prisoner or suspect attempts to take the TASER X26 device away and breaks the safety key connection, the system is designed to instantly deactivate the TASER X26.

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
In 2004, we introduced an accessory to the X26 that allows the X26 ECD to be attached to military and law enforcement rifles via a Picatinny rail giving the user lethal and non-lethal options on the same weapon.
AXON and EVIDENCE.COM
In 2009 we devoted significant resources to the design and development of our new end-to-end digital evidence collection and management solution — AXON and EVIDENCE.COM.
The AXON is a tactical networkable computer combining advanced audio-video record/capture capabilities worn by first responders. An audio-video earpiece, imager, speaker and microphone integrates into the communications loop between existing radios and the communications headset, recording video of critical incidents from the visual perspective of the officer. AXON significantly changes officer efficiency by reducing report documentation workload while increasing accuracy and accountability. EVIDENCE.COM is a virtual evidence warehouse, offering digital storage in a highly secure, easily accessible environment. From EVIDENCE.COM, both agencies and legal professionals may quickly access key evidence data without the difficult and sometimes-impossible inventory searches common to existing storage methods.
We launched initial field trials of the AXON and EVIDENCE.COM in the fourth quarter of 2009 and we anticipate an increasing volume of similar trial programs in 2010. We believe these trial programs are the best way for our customers to see the powerful capabilities and benefits of this technology for themselves, and will help drive revenue in 2010.
Product Warranties
We offer a one year limited warranty on all of the TASER X3, TASER X26 and ADVANCED TASER devices. After the warranty expires, if the device fails to operate properly for any reason, we will replace the TASER X3 and X26 at a discounted price depending on when the product was placed in service and replace the ADVANCED TASER device for a fee of $75. These fees are intended to cover the handling and repair costs and include a profit. We believe this policy is attractive to our law enforcement, military, and corrections agency customers. In particular, it avoids disputes regarding the source or cause of any defect. Extended warranties which provide additional coverage beyond the limited warranty, ranging from one to four years, are also offered for specified fees.
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
Markets
Law Enforcement and Corrections
Federal, state and local law enforcement agencies in the United States and throughout the world currently represent the primary target market for our TASER X3, TASER X26 and ADVANCED TASER device products. In the law enforcement market, more than 15,000 law enforcement agencies in over 50 countries have made initial purchases of our TASER brand devices for testing or deployment. In addition, approximately 5,000 police departments have purchased or are in the process of purchasing TASER devices to issue to all of their on duty patrol officers. In 2009, additional federal agencies began or increased deployment of TASER devices. The U.S. Marshal Agency approved the TASER X26 for use and decentralized procurement, which made it significantly easier for the regional U.S. Marshal Offices to make their own purchases. The National Park Service made it mandatory to have TASER devices in 2007 and 145 Park Service locations carry TASER X26 devices.

We continue to deploy resources for educating correctional facility personnel as well as parole and probation field officers in the benefits of using TASER brand products. We have developed training programs and command staff demonstrations specific to the Corrections market and we attended several Corrections tradeshows and conferences to expand our reach into the market. Our TASER devices are deployed in county correctional facilities such as those operated by the Los Angeles Custody Division and Maricopa County Sheriff (AZ). State correctional agencies deploying TASER devices include Arizona, Arkansas, Colorado, Kentucky, Louisiana, Montana, Nevada, North Dakota, Oregon, Tennessee, Utah, Washington and Wisconsin.
Military Forces, both United States and Foreign Allies
TASER devices continue to be deployed in support of key strategic military operations in locations around the world. We continued our focus initiative on supporting our military customers. We expanded our sales efforts by hiring the former head of the Military Joint Non Lethal Weapons Directorate as our Vice President of Government and Military Programs in 2007. Additionally, during 2008, we met quarterly with our Senior Executive Advisory Group (SEAG) comprised of a team of professionals with extensive military, homeland defense and law enforcement experience with the purpose of advising on business models in support of military users. The business group (Federal Programs) has concentrated on supporting military and other federal use of our existing products as well as developing new technology through contracted support. In 2008, we entered into a science and technology contract with the Joint Non-Lethal Weapons Directorate (JNLWD) of the U.S Department of Defense to develop a 40mm projectile, compatible with already fielded weapons, which allows for extension and improvement of the our existing eXtended Range Electronic Projectile (XREP) technology. The development contract comprises three phases. Phase one commenced in 2008 and was completed in early 2009. The second phase, contingent upon successful completion of the first, was started in 2009 and was substantially completed by December 31, 2009. The third phase is optional and contingent upon successful completion of phase two. In 2007, we received our first long term Indefinite Quantity Indefinite Delivery (IDIQ) Military contract to provide up to $22.8 million of product over a five year period through our GSA Distributor.
Private Security
We still continue to pursue opportunities for sales of TASER devices in private security markets: however, we have made limited sales to date. Private security officers represent a broad range of individuals, including contract security patrol, healthcare, gaming, retail security employees and many others. Similar to our other emerging markets, we have developed training programs and demonstrations specific to the industry by meeting with several large corporate and private patrol security companies to discover their unique needs. We also attended several private security tradeshows, conferences and industry association meetings to generate a presence in this market space.
Private Citizen / Personal Protection
In July 2007, we introduced the TASER C2 personal protector, specifically designed for the private citizen market. This consumer product contributed approximately 5%, 7% and 4% of our total net sales in 2009, 2008 and 2007, respectively. While it has been a challenge trying to generate product traction in a difficult economic climate for consumers, we believe private citizen sales will continue to be a steady contributor to our business in 2010 as a result of various distribution relationships and marketing strategies we have put in place to continue to promote awareness of the TASER C2 in the consumer market.
Sales and Marketing
Law enforcement, federal / military, corrections and security agencies represent our primary target markets. In each of these markets, the decision to purchase TASER devices is normally made by a group of people, including the agency head, the agency’s training staff, and weapons experts. Depending on the size and cost of the device deployment and local procurement rules and customs, the decision may involve political decision-makers such as city council members or the federal government. The decision-making process can take as little as a few weeks or as long as several years. Although we have focused on three primary markets, we have been able to expand our customer base to thousands of end users within these markets. We currently sell our products to more than 15,000 law enforcement agencies.

Since the introduction of the ADVANCED TASER device in 1999, we have used multiple types of media to communicate the benefits of acquiring and deploying our products. These campaigns have included the development of personalized CD/DVD packages geared toward law enforcement leaders in the community, advertisements in law enforcement publications, and the use of more than 2,400 training classes conducted around the world, and more recently in the case of the TASER X3 an integrated online media launch including a dedicated website. We also target key regional and national law enforcement trade shows where we can demonstrate the TASER devices to leading departments. In 2009, we attended and exhibited at 75 regional, national and international law enforcement trade shows. We also held our annual U.S. Tactical Conference for the trained master instructors, and law enforcement training officers, the continued focus of which was to train the officers in the use of all of the latest ECD’s and other new products.
We plan to continue investment in the area of law enforcement trade shows and conferences in 2010, as it provides us the ability to market our products to our target audience. We believe these types of activities accelerate penetration of our TASER product lines in each market, which should lead to increased visibility in both the private security and private citizen markets and reinforce the value of non-lethal devices for self-defense.
United States Distribution
With the exception of several accounts to which we sell directly, the vast majority of our law enforcement agency sales in the United States are made through our network of law enforcement distributors. In addition, we have one military and federal government contracting distributor. These distributors were selected based upon their reputation within their respective industries, their contacts, and their distribution network. Our regional managers work closely with the distributors in their territory to inform and educate the law enforcement communities. We continue to monitor our law enforcement distributors closely to help ensure that our service standards are achieved. We also reserve the right to take any large agency order directly to secure the agency’s account balance with us.
Sales in the private citizen market are primarily made through our commercial distributors and our web site. We have also established relationships selling to retail chains. We have implemented a variety of marketing initiatives to support sales of the TASER C2 personal protector. We produced an infomercial which aired in multiple markets during 2008, hired a professional advertising and public relations company to assist us in media and press events, and editorial placements and attended numerous tradeshows specifically to target the consumer market. We continue to sell all other TASER citizen devices and products through web sales and our established commercial distributors.
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
In 2009, we concentrated our international marketing on the countries that were furthest along in the testing and purchasing process. These countries included the United Kingdom, Australia, New Zealand and Brazil. We also plan to continue growing our international presence by expanding our marketing efforts to a larger number of countries.
We shipped products to approximately 50 countries during fiscal 2009. As a percentage of total sales, sales outside the U.S. increased to approximately 22% in 2009 from 18% in 2008 and 15% in 2007. Reference is made to Note 1(p) in the accompanying consolidated financial statements in Part II, Item 8 of this Form 10-K for further information concerning our sales by geographic region.
Training Programs
Most law enforcement, military, security and corrections agencies will not purchase new weapons until a training program is in place to instruct and certify personnel in their proper use. We offer a 20 hour class that certifies law enforcement, military, corrections and security agency trainers as instructors in the use of TASER ECDs. In 2009, we partnered with the Northeast Wisconsin Technical College (NWTC) to provide an online learning opportunity for new and re-certifying TASER instructors. As of December 31, 2009, approximately 48,000 law enforcement officers around the world have been trained and certified as instructors in the proper use of TASER brand devices. This includes approximately 43,500 officers in the United States and 4,500 in other countries.

Currently, 1,362 of our certified instructors have undergone further training and became certified as master instructors. We authorize these individuals to train and certify other law enforcement, military, corrections and professional security agency trainers as TASER instructors, not just end-users within their own organization. The master instructors are independent professional trainers, serve as local area TASER experts, and assist in conducting TASER demonstrations at other police departments within their regions. In addition, 121 of our certified instructors have completed the same training and were certified as advanced instructors. Advanced instructors are authorized to certify others within their own agency as TASER instructors. Since 2001, TASER has held one annual Master Instructor School per year. Due to increased demand, we conducted a second Master Instructor School in 2009, and are planning to continue hosting two Master Instructor Schools each year with events on both the East and West coast to accommodate customer requests. The fee for attending the Master Instructor school is $500. Military personnel are trained by our Chief Instructor. Approximately 170 of our master instructors have agreed to conduct TASER device training classes on a regular basis. We provide logistical support for the training classes. We charge a fee of $395 for each training attendee who is being certified for the first time and $195 for recertification. We pay master instructors a per-session training fee for each session they conduct. We conducted 362 training courses in 2009 and as of December 31, 2009, we have conducted a cumulative 2,840 training courses during which we have trained more than 48,000 individuals as instructors for TASER ECD’s.
In 2005, we started a TASER Technician course to train agencies on proper care and preventative maintenance of TASER devices. We charge a fee of $275 to each attendee. In 2009, we hosted 28 Technician courses, including 18 in the United States and 10 internationally; 234 students attended the Technician course in the United States and 179 attended in other countries. As of December 31, 2009, approximately 1,762 people have been trained and certified as TASER Technicians.
In 2008, we started offering a TASER Evidence Collection and Analysis (“ECA”) course to teach investigators how to collect and analyze TASER ECD related evidence at a crime scene. In 2009 we conducted seven such ECA courses in the United States and trained 54 people. As of December 31, 2009, 143 have completed the ECA course. The fee for the ECA course is $150 per student. We have also designed a training course for private citizen customers. Customers who purchase an X26C device receive a certificate good for a one hour, one-on-one training session with an X26C certified instructor. We have 843 instructors certified to give the X26C training. In the first quarter of 2010 we plan to launch a new online training course for consumer instructors. This course focuses on non-law enforcement private self-defense training schools that have expressed a desire to include TAASER consumer products in their courses. The course fee will be $129.
In order to coordinate the growing demands of our training programs, we created a Training Advisory Board. This board annually reviews the qualifications of the master instructors, and provides retraining or certification as required. In addition, the Training Advisory Board oversees the trainers and curriculum to ensure that new information is properly communicated and implemented. The Training Advisory Board also gives input into new product development. We also created the position of Senior Master Instructor. Twenty four experienced Master Instructors have been promoted to this position based on their exemplary performance as Master Instructors. Their primary duties are to perform quality control checks on Master Instructors during an instructor course and to help instruct at the Master Instructor School. Additionally, we employee 3 staff Instructors who are full time employees responsible for coordinating course delivery and development. We also employ a Training Manager who oversees the law enforcement instructor course and supervises the clerical staff.
Manufacturing
We perform light manufacturing and final assembly operations at our headquarters in Scottsdale, Arizona and own substantially all of the equipment required to develop, prototype, manufacture and assemble our finished products. This includes critical injection molds, schematics, test equipment and prototypes utilized by our supply chain for the production of required raw materials and sub-assemblies. We have implemented lean/six sigma methodologies to optimize all direct and indirect resources within the organization which has helped to boost capacity for existing products, as well as accommodate production of the new TASER products that were introduced in 2009 and others scheduled for 2010 market release. We are currently operating a single production shift; however, other capacity options, including the use of a second shift, will be considered should we experience higher demand resulting from large orders of legacy or new product releases. We continue to maintain our ISO 9001 certification.
Our XREP product is considered a firearm due to the propellant used to launch it from a firearm. We have a Class 7 Federal Firearms license to manufacture, store and sell XREP and related products. We lease facilities from a local third party who specializes in defense products and provide facilities, ensuring compliance with required firearm and dangerous good standards.

We continuously seek opportunities to invest in automated equipment for the continuous improvement of product quality, and reduction of manufacturing costs. As a result, we have implemented a number of equipment initiatives including the purchase and integration of robotic equipment, computerized laboratory and medical testing equipment, machining and tooling equipment, as well as sophisticated modeling equipment for our Research and Development Department. In the fourth quarter of 2009, we completed an ambitious undertaking with the final installation of our highly automated cartridge assembly line which we believe will significantly improve both our production capacity and yields, while significantly improving efficiency over what was previously a very labor intensive manufacturing process.
Our supplier base has and will continue to be a focus for us. We presently purchase finished circuit boards and components primarily from suppliers located in the United States, along with strategic relationships internationally. Although we currently obtain plastic components from an outside supplier base, we own all the designs and tooling, with plans to develop redundant tooling and capacity in other facilities. We believe there are readily available alternative suppliers in most cases who can consistently meet our needs for these components. We continue to develop and implement supply chain strategies to insure that both short and long term objectives are achieved, while maintaining efficiencies at all levels within the organization.
Competition
Law Enforcement, Corrections and Private Security Markets
The primary competitive factors in the law enforcement and corrections market include a weapon’s accuracy, effectiveness, safety, cost and ease of use. Stinger Systems, introduced an electronic device in 2007 to compete with the TASER X26; however, to date, they have had limited success with less than 1% market share. We believe that our strong relationship with customers, our large installed base of products, and the significant amount of medical and safety testing already performed on our products will provide us with a competitive advantage over our competition.
We also believe the ADVANCED TASER, TASER X26 and TASERX3 devices compete indirectly with a variety of non-lethal alternatives. These alternatives include, but are not limited to, pepper spray and impact weapons sold by companies such as Armor Holdings, Inc., and Pepperball Technologies, Inc. We believe our TASER brand device’s advanced technology, versatility, effectiveness, and low injury rate enable it to compete effectively against these non-lethal alternatives.
Military Market
In the military markets, both in the United States and abroad, a wide variety of weapon systems are utilized to accomplish the mission at hand. Conducted energy devices have gained increased acceptance as a result of the policing role of military personnel in the conflicts in both Iraq and Afghanistan. There has also been an increased awareness of the use of non-lethal weapons to preserve human intelligence. TASER devices give our armed forces one means to capture or immobilize targets without using lethal force. We are the only supplier providing ECDs to these military agencies. There is indirect competition from pepper spray and impact weapons sold by companies such as Armor Holdings, Inc. and Pepperball Technologies, Inc.
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
Video Evidence Market
As we move into the video evidence capture and storage market segment, we are directly competing in a highly fragmented and competitive market against companies with an established presence such as the in-car video market. We believe our AXON product, which places the camera directly on-officer, overcomes some of the inherent limitations that an in-car system brings. When combined with our EVIDENCE.COM service to store, manage and analyze video events, we believe our end-to-end solution is a compelling value proposition for law enforcement agencies to evaluate.

Regulation
United States Regulation
The TASER X26, TASER X3, ADVANCED TASER, TASER C2, SHOCKWAVE and AIR TASER devices, as well as the cartridges used by these devices, are subject to regulations; however, none are considered to be a “firearm” by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives. The TASER XREP, however, does use a propellant system which falls under the definition of a “firearm” and is, therefore, subject to Federal firearms-related regulations specifically applying to the sale and distribution of these devices within the United States. In the 1980s many states adopted regulations restricting the sale and use of stun guns, inexpensive hand-held shock devices and electronic weapons. We believe existing stun gun laws and regulations also apply to our devices.
In 2009, New Jersey’s Attorney General approved a supplemental use of force policy which allows law enforcement officers in New Jersey to use electronic stun devices in limited circumstances involving emotionally disturbed individuals. This policy also limits the number of patrol officer per agency who carry electronic control devices. Until now, New Jersey was the only state to prohibit the use of ECD’s and stun devices by law enforcement. In 2002 through 2004, we worked with several law enforcement agencies, government agencies and distributors to overturn prior legislation preventing the sale of TASER devices to law enforcement agencies in certain regions of the U.S. These combined efforts were successful in changing the legislation in the states of Hawaii, Massachusetts and Michigan.
In many cases, the law enforcement and corrections market is subject to different regulations than the private citizen market. Where different regulations exist, we assume the regulations affecting the private citizen market also apply to the private security markets except as the applicable regulations otherwise specifically provide.
As of December 31, 2009, state and local codes prohibit the possession of stun guns, including TASER ECDs by the general public in Hawaii, Wisconsin, Michigan, Massachusetts, Rhode Island, New York, New Jersey and the District of Columbia as well as a number of counties, cities and towns.
We are also subject to environmental laws and regulations, including restrictions on the presence of certain substances in electronic products. Reference is made to Section 1A, Risk Factors under the heading “Environmental laws and regulations subject us to a number of risks and could result in significant liabilities and costs”.
United States Export Regulation
Our ECDs are considered a crime control product by the U.S. Government. Accordingly, the export of our devices is regulated under export administration regulations. As a result, we must obtain export licenses from the Department of Commerce for all shipments to foreign countries other than Canada. Most of our requests for export licenses have been granted, and the need to obtain these licenses has not caused a material delay in our shipments. The need to obtain licenses, however, has limited or impeded our ability to ship to certain foreign markets. Export regulations also prohibit the further shipment of our products from foreign markets in which we hold a valid export license to foreign markets in which we do not hold an export license for our products.
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
Previously, the United Kingdom was among the countries where TASER technologies were prohibited. However, in January 2003, the British Police announced that the national government would be backing a TASER pilot program for five police forces within the UK. After a prolonged period of testing and review for operational effectiveness and medical safety, the British Home Office announced its intention to authorize the deployment of electronic control devices by all British police, including non-firearms officers, and in 2008 announced plans to fund 10,000 TASER ECD’s for police officers in England and Wales, followed by significant purchases of ECDs and cartridges in 2008 and 2009.

Intellectual Property
We protect our intellectual property with U.S. and foreign patents and trademarks. Our patents and pending patent applications relate to technology used by us in connection with our products. We also rely on international treaties, organizations and foreign laws to protect our intellectual property. As of December 31, 2009, we hold 39 United States patents and 51 foreign patents and also have numerous patents and trademarks pending. Our patents expire at varying dates ranging between 2010 and 2026. Our earliest expiring United States patent generally covers projectile propellant devices having a container of compressed gas in place of gunpowder as a propellant. We use this technology in our cartridges. This patent expires in 2010. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as the commercial significance of our operations and our competitors’ operations in particular countries and regions; our strategic technology or product directions in different countries; and the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions.
Confidentiality agreements are used with employees, consultants and key suppliers to help ensure the confidentiality of our trade secrets.
TASER has the exclusive rights to many internet domain names primarily including ‘taser.com’ and ‘evidence.com’.
Research and Development
Our research and development initiatives are conducted in two separate categories. The first is internally funded research and development, and the second is research externally funded by customers having requirements for specific capabilities. Both categories focus on next generation technology, yet are differentiated by the anticipated breadth of the market opportunity, the time to project completion and accounting treatment. Internally funded research has been primarily focused on improvements to existing TASER products, or the development of new applications for TASER technology that we believe generally will have broad market appeal. Externally funded work focuses on specific packaging or delivery requirements of existing TASER technology that is of high value to particular customers but may not be viable product solutions to other customers. These projects generally represent product developments which are long-term in nature and require external resources or expert consulting.
Research and development initiatives include bio-medical research and electrical, mechanical and software engineering. We expect that future development projects will focus on extending the range, improving the functionality and developing new delivery options for our ECD products. In addition, during 2009 we devoted significant resources to the development of AXON and EVIDENCE.COM and have established a dedicated software development team in Carpenteria, CA to plan, develop, test and support the operation of our Software-as-a-Service (SaaS) product.
Our investment in internally funded research and development totaled approximately $20.0 million, $12.9 million and $4.4 million in 2009, 2008 and 2007, respectively. This funding allowed our R&D department to expand to 62 engineers, technicians and specialists at the end of 2009, 26 of whom form our software development team at TASER Virtual Systems. Our investment in research and development staff and equipment continues to represent a significant increase from previous years and reflects our commitment to maintaining and extending our current technology. Our return on that investment is intended to be realized over the long term, although new systems and technologies often have a more immediate impact on our business.
Employees
As of December 31, 2009, we had 358 full-time employees and 102 temporary employees. The breakdown of our full time employees by department is as follows: 146 direct manufacturing employees and 212 administrative and manufacturing support employees. Of the 212 administrative and manufacturing support employees; 56 were involved in sales, marketing, communications and training; 72 were employed in research, development, TASER Virtual Systems and engineering; 32 were employed in administrative functions inclusive of executive management, legal, finance and accounting; 11 were employed in information systems technologies; 10 were employed in quality control and 31 were employed in manufacturing support functions. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.
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
We are materially dependent on acceptance of our products by the law enforcement, both domestic and international, and federal markets. If law enforcement agencies do not continue to purchase our products, our revenues will be adversely affected.
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
Most of our end-user customers are government agencies. These agencies often do not set their own budgets and therefore have limited control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. As a result, even if an agency wants to acquire our products, it may be unable to purchase them due to budgetary or political constraints. Currently, many governmental agencies are experiencing severe budgetary stresses as a result of the ongoing worldwide recession. There can be no assurance that the economic and budgeting issues will not worsen and adversely impact sales of our products. Some government agency orders may also be canceled or substantially delayed due to budgetary, political or other scheduling delays which frequently occur in connection with the acquisition of products by such agencies and such cancellations may accelerate or be more severe than we have experienced historically as a result of the current economic environment.
We may face personal injury, wrongful death and other liability claims that harm our reputation and adversely affect our sales and financial condition.
Our products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. Our products may be associated with these injuries. A person injured in a confrontation or otherwise in connection with the use of our products may bring legal action against us to recover damages on the basis of theories including personal injury, wrongful death, negligent design, defective product or inadequate warning. We are currently subject to a number of such lawsuits. We may also be subject to lawsuits involving allegations of misuse of our products. If successful, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition and could result in negative publicity about our products. Although we carry product liability insurance, we do incur significant legal expenses within our self-insured retention in defending these lawsuits and significant litigation could also result in a diversion of management’s attention and resources, negative publicity and a potential award of monetary damages in excess of our insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that our existing or any future litigation will not have a material adverse effect on our revenues, our financial condition or financial results.
We substantially depend on sales of our TASER X26 products, and if these products are not widely accepted, our growth prospects will be diminished.
In the years ended December 31, 2009, 2008 and 2007, we derived our revenues predominantly from sales of the TASER X26 brand devices and related cartridges, and expect to depend on sales of these products for the foreseeable future. A decrease in the prices of or demand for these products, or their failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.

If we are unable to manage our growth, our prospects may be limited and our future profitability may be adversely affected.
We intend to expand our product and service lines and our manufacturing capacity as needed to meet future demand. Any significant expansion may strain our managerial, financial and other resources. If we are unable to manage our growth, our business, operating results and financial condition could be adversely affected. We will need to continually improve our operations, financial and other internal systems to manage our growth effectively, and any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects and profitability.
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
Delays in product development schedules may adversely affect our revenues.
The development of software products such as EVIDENCE.COM is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Our increasing focus on our software-as-a-service platform also presents new and complex development issues. Significant delays in new product or service releases or significant problems in creating new products or services could adversely affect our revenue.
Acquisitions and joint ventures may have an adverse effect on our business.
We expect to make acquisitions or enter into joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we don’t realize a satisfactory return on our investment, or that we experience difficulty in the integration of new employees, business systems, and technology, or diversion of management’s attention from our other businesses. These events could harm our operating results or financial condition.
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
Federal regulation of sales in the United States: Most of our devices are not firearms regulated by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, but are consumer products regulated by the U.S. Consumer Product Safety Commission. Although there are currently no federal laws restricting sales of our devices in the United States, future federal regulation could adversely affect sales of our products.
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
We have a pending lawsuit in Federal District Court against Stinger Systems that alleges infringement of three of our U.S. patents: 6,999,295; 7,102,870; and 7,234,262. In an infringement case, the judge in a Markman hearing before trial begins can resolve disagreements on the meaning of some of the terminology of the patent claims. In the pending case, the holding from the Markman hearing largely adopted the meanings proposed by TASER. Nevertheless, Stinger Systems is expected to challenge the validity of the patents at trial. If at trial the patents are upheld, the extent of relief to TASER, including whether Stinger is enjoined and/or forced to pay damages, cannot be predicted.

We may be subject to intellectual property infringement claims, which could cause us to incur litigation costs and divert management attention from our business.
Any intellectual property infringement claims against us, with or without merit, could be costly and time-consuming to defend and divert our management’s attention from our business. If our products were found to infringe a third party’s proprietary rights, we could be forced to enter into costly royalty or licensing agreements in order to be able to sell our products or discontinue use of the protected technology. Such royalty and licensing agreements may not be available on terms acceptable to us or at all.
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
We face risks associated with medical safety concerns and media publicity concerning allegations of deaths and injuries occurring after use of the TASER ECD and the negative effect this publicity could have on our sales.
Law enforcement personnel are frequently called upon to deal with individuals in crisis who are psychologically compromised and are at a heightened risk of serious injury or death, regardless of actions taken by law enforcement. While the TASER ECD has been shown to be a safer than traditional uses of force, it is not risk free and medical concerns have been raised concerning its use. These concerns and the associated negative publicity could have a negative impact on our sales and customer relations.

Our dependence on third party suppliers for key components of our devices could delay shipment of our products and reduce our sales.
We depend on certain domestic and foreign suppliers for the delivery of components used in the assembly of our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or sub-assemblies and reduced control over pricing and timing of delivery of components and sub-assemblies. Specifically, we depend on suppliers of sub-assemblies, machined parts, injection molded plastic parts, printed circuit boards, custom wire fabrications and other miscellaneous customer parts for our products. We do not have long-term agreements with any of our suppliers and there is no guarantee that supply will not be interrupted. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition.
Component shortages could result in our inability to produce volume to adequately meet customer demand, which could result in a loss of sales, delay in deliveries and injury to our reputation.
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
Catastrophic events may disrupt our business.
A disruption or failure of our systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services, or performing other mission-critical functions. Our software related research and development and primary EVIDENCE.COM data center are located in Southern California, located near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results.
We may experience outages and disruptions of our EVIDENCE.COM service if we fail to maintain an adequate operations infrastructure.
We anticipate increasing user traffic related to the introduction of EVIDENCE.COM. The complexity of this Software-as-a-Service (SaaS) product will demand significant computing power. We have spent and expect to continue to spend substantial amounts to purchase or lease data centers and equipment and to upgrade our technology and network infrastructure to handle an anticipated increase in traffic. This expansion is expensive, complex, and could result in inefficiencies or operational failures, which could diminish the quality of our products, services, and user experience, resulting in damage to our reputation and loss of current and potential users, subscribers, and advertisers, harming our operating results and financial condition.

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
As a result of these and other factors, we believe that period-to-period comparisons of our operating results may not be meaningful in the short term, and our performance in a particular period may not be indicative of our performance in any future period.
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
We maintain the majority of our cash and cash equivalent accounts at one depository institution. As of December 31, 2009, our aggregate balances in such accounts were $45.2 million. Of such amount, $250,000 was covered by Federal Deposit Insurance Corporation (FDIC) insurance, while the remaining amounts were not insured as of the end of fiscal 2009.
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
Our corporate headquarters and manufacturing facilities are based in a 100,000 square foot facility in Scottsdale, Arizona, which we own. We also lease premises in Carpenteria, California and Washington D.C. We believe our existing facilities are well maintained and in good operating condition. We also believe we have adequate manufacturing capacity for our existing product lines for the foreseeable future. To the extent that we introduce new products in the future, we will likely need to acquire additional facilities to locate the associated production lines. However, we believe we can acquire or lease such facilities on reasonable terms. The Company continues to make investments in capital equipment as needed to meet anticipated demand for its products.

Item 3.	Legal Proceedings
See discussion of litigation in Note 7(c) to the consolidated financial statements included in Part II, Item 8 of this annual report.

Item 4.	Reserved
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is quoted under the symbol “TASR” on The NASDAQ Global Select Market. The closing price of our common stock on March 10, 2010 was $7.07 per share.
The following table sets forth the high and low sales prices per share for our common stock as reported by NASDAQ for each quarter of the last two fiscal years.
Common Stock “TASR”

Fiscal Quarters Ended	High	Low
March 31, 2008	$14.06	$8.90
June 30, 2008	$10.27	$4.99
September 30, 2008	$7.48	$5.01
December 31, 2008	$6.94	$2.68
March 31, 2009	$5.74	$3.12
June 30, 2009	$5.40	$4.05
September 30, 2009	$5.58	$4.21
December 31, 2009	$4.67	$3.97
Holders
As of March 10, 2010, there were approximately 360 holders of record of our common stock.
Dividends
To date, we have not declared or paid cash dividends on our common stock. We do not intend to pay cash dividends in the foreseeable future and our revolving line of credit prohibits the payment of cash dividends.

Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock in 2009.
Recent Sales of Unregistered Securities
No unregistered securities were sold by us in 2009. For more information about our stock repurchase program, refer to Note 10(b) in Part II, Item 8 of this Annual Report.
Stock Performance Graph
The following stock performance graph compares the performance of our common stock to the NASDAQ Stock Market (U.S.) and the Russell 3000 Index. The graph covers the period from December 31, 2004 to December 31, 2009. The graph assumes that the value of the investment in our stock and in each index was $100 at December 31, 2004 and that all dividends were reinvested. We do not pay dividends on our common stock.
*   $100 invested on 12/31/04 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/04	12/05	12/06	12/07	12/08	12/09

TASER International, Inc.	100.00	21.99	24.04	45.47	16.68	13.84
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
Russell 3000	100.00	106.12	122.80	129.11	80.94	103.88

Item 6.	Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statement of operations data for the years ended December 31, 2009, 2008 and 2007 and the balance sheet data as of December 31, 2009 and 2008 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included herein. The statement of operations data for the years ended December 31, 2006 and 2005 and the balance sheet data as of December 31, 2007, 2006 and 2005 is derived from audited consolidated financial statements and the notes thereto which are not included in this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data

Net sales	$104,251,560	$92,845,490	$100,727,191	$67,717,851	$47,694,181
Gross margin	63,402,409	57,004,227	57,559,819	43,179,061	29,597,895
Sales, general and administrative expenses	43,479,232	38,860,729	32,814,170	29,680,764	26,483,485
Research and development expenses	20,002,351	12,918,161	4,421,596	2,704,521	1,574,048

Shareholder litigation settlement expense (a)	—	—	—	17,650,000	—
Income (loss) from operations	(79,174)	5,225,337	20,324,053	(6,856,224)	1,540,362
Net income (loss)	(1,106)	3,637,041	15,026,476	(4,087,679)	1,056,516
Income (loss) per common and common equivalent shares
Basic	$(0.00)	$0.06	$0.24	$(0.07)	$0.02
Diluted	$(0.00)	$0.06	$0.23	$(0.07)	$0.02
Weighted average number of common and common equivalent shares outstanding
Basic	61,920,094	62,371,004	62,621,174	61,984,240	61,303,939
Diluted	61,920,094	64,070,869	65,685,667	61,984,240	63,556,246

	As of December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data
Working capital	$72,100,393	$80,642,516	$83,953,166	$37,813,576	$34,663,101
Total assets	138,425,917	130,015,506	137,763,401	119,837,689	112,241,247
Total current liabilities	13,784,853	10,956,199	12,473,616	18,302,688	7,586,701
Total long term obligations	—	—	11,695	230,973	76,188
Total stockholders’ equity	$117,701,196	$112,526,262	$120,636,750	$99,328,539	$103,738,375

a)	In 2006 we reached an agreement to settle our securities class action and shareholder derivative lawsuits.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in seven sections:
•	Executive Overview and Key Strategic Initiatives
•	2009 Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Contractual Obligations
•	Off Balance Sheet Arrangements
•	Critical Accounting Estimates
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
Executive Overview and Key Strategic Initiatives
Our mission is to protect life by providing less dangerous, more effective use of force options and technologies. We are a market leader in the development and manufacture of advanced electronic control devices (ECDs) designed for use in the law enforcement, military, corrections, private security and personal defense markets.
Our mission to protect life has also been extended to protect truth. We have learned that bringing a subject into custody is not the end of the challenge for law enforcement. In fact, it is typically just the beginning since a significant number of incidents that start as a physical conflict, transition into a legal conflict. Whether it’s prosecuting and convicting the individual arrested, or responding to excessive use of force allegations, the post incident legal process is a considerable part of the challenge law enforcement faces on a continual basis and can often take years and millions of litigation dollars to resolve in the courtroom. To help law enforcement address these challenges, in AXON and EVIDENCE.Com, we have developed a fully integrated hardware and software solution that will provide our law enforcement customers the capabilities to capture, store, manage and analyze video and other digital evidence. This provides the Company entry into a potentially significant new market space and the opportunity to diversify its sources of revenue.
Technological innovation is the foundation for our long term growth and we intend to maintain our commitment to the research and development of our technology for both new and existing products that further our mission. At the same time we have established industry leading training services to provide our users a comprehensive overview of legal and policy issues, medical information and risk mitigation relating to our ECDs and the use of force. We have built a network of distribution channels for selling and marketing our products and services to law enforcement agencies, primarily in North America, with ongoing focus and effort placed on expanding these programs in international, military and other markets. Over 15,000 law enforcement agencies in over 50 countries have made initial purchases of our TASER brand devices for testing or deployment. To date, we do not know of any significant sales of any competing ECD products.

Our key strategies include:
•	Increase market penetration in both the United States and international law enforcement markets. We believe that a large portion of these markets that do not currently use our products continue to present an opportunity for future growth, particularly with respect to international law enforcement agencies where there remains a significant opportunity for more widespread adoption. In recent years we have seen the international business become increasingly significant and we seek to maintain that trend as we can demonstrate the benefits of large scale adoptions of our ECDs, using countries such as the U.K and Australia as benchmarks of successful large scale programs.
•	Further develop our presence in federal government and military markets. We intend to continue to place a strong emphasis on supporting our military customers through our Government and Military Programs business group and our Senior Executive Advisory Group (SEAG) comprised of a team of professionals with extensive military, homeland defense and law enforcement experience with the purpose of advising on business development in support of military users. The primary focus of these groups is placed on supporting military use for our existing hardware as well as increasing technology development through contracted support.
•	Continued investment in development of innovative new products, which both complement and add to our existing platforms. These development efforts yielded multiple products such as X3, XREP and SHOCKWAVE in 2009. While we anticipate the level of new ECD hardware development to be at a reduced level in 2010, we are continuing to devote significant resources to bring AXON and EVIDENCE.COM to market. We launched initial field trials of the AXON and EVIDENCE.COM in the fourth quarter of 2009 and we anticipate an increasing volume of similar trial programs in 2010. We believe these trial programs are the best way for our customers to see the powerful capabilities and benefits of this technology for themselves, and will help drive revenue in 2010.
•	Operational excellence — leverage existing cost structure and human capital to move the Company towards the next phase of revenue growth and enhanced profitability.
•	Continued application for patents and intellectual property rights, both in the U.S and internationally, to protect key technology in our products and further attempt to protect our competitive position.
•	Continued aggressive litigation defense to protect our brand equity. We have assembled a team of world class medical experts and hired additional internal legal resources to provide an efficient means of defending the Company against product liability claims. Through March 12 2010, we have had a total of 106 cases dismissed or defense judgments in our favor. We view a continued record of successful litigation defense as a key factor for our long term growth and success.
2009 Overview
Management believes that its ability to achieve a balance between growing our core business and building the foundations for future growth is the key to increasing long-term shareholder value. Our 2009 performance and the initiatives we have put in place reflect our continuing commitment to achieving this balance. While domestic municipal spending was still negatively impacted during 2009 as a result of the economic downturn, we were encouraged by the increasing momentum in international adoption of our products and we experienced a breakthrough year in terms of sales to our federal and military customers. In 2009, we remained focused on sustaining an efficient operating environment to sustain gross margin levels and made significant investments in our future by expanding our research and development programs for both hardware and software.

Some 2009 highlights include the following:
•	We achieved a record $104.3 million in sales, an increase of $11.4 million or 12.3% over 2008, driven primarily by growth in international and federal law enforcement and military markets.
•	We continued to focus our efforts on markets outside the U.S. and during 2009, our international sales continued to grow in significance, accounting for approximately 22% of our total sales compared to 18% in 2008 and 15% in 2007. In particular, 2009 international sales included significant follow-on orders from customers in the United Kingdom, Australia, New Zealand and Brazil.
•	Our strategy of developing a presence in federal law enforcement and military markets paid dividends with some significant orders including initial shipments under IDIQ contracts from the United States Army Garrison Rock Island Arsenal and U.S. Customs and Border Protection as well as other orders from the United States Marshals Service. Our federal and military business represented approximately 13% of net sales in 2009 compared to 5% in 2008.
•	We invested $20.0 million in research and development programs during 2009 with a concerted effort made to bring multiple new ECD products including the next generation X3, XREP and Shockwave products to market in 2009. This also included significant investment in the development of both hardware and software for our end-to-end digital evidence collection and management solution — AXON and EVIDENCE.COM, which commenced field trials in the fourth quarter of 2009.
•	Our strategy of vigorously defending against product liability lawsuits continues to be successful. Courts dismissed 23 lawsuits against us in 2009. We believe these dismissals serve to highlight the extensive medical and scientific evidence confirming the general safety of TASER technology.
•	We generated $10.1 million in cash from operations in 2009 and ended the year with $45.5 million in cash and cash equivalents with zero debt. In times of economic uncertainty, we feel our strong balance sheet allows us the flexibility to invest in our key strategic and growth initiatives, evidenced by the fact that our significant capital investments in 2009 were almost fully self funded from working capital resources.

Results of Operations
The following table presents data from our statements of operations as well as the percentage relationship to total net revenues of items included in our statements of operations (dollars in thousands):

	Year ended December 31,
	2009		2008		2007

Net sales	$104,252	100%	$92,845	100%	$100,727	100%
Cost of products sold	40,850	39%	35,841	39%	43,167	43%

Gross margin	63,402	61%	57,004	61%	57,560	57%

Sales, general and administrative expenses	43,479	42%	38,861	42%	32,814	33%
Research and development expenses	20,002	19%	12,918	14%	4,422	4%

Income (loss) from operations	(79)	*	5,225	6%	20,324	20%
Interest and other income, net	170	*	1,718	2%	2,202	2%

Income before income taxes	91	*	6,943	7%	22,526	22%
Provision (benefit) for income taxes	92	*	3,306	4%	7,500	7%

Net income	$(1)	*	$3,637	4%	$15,026	15%

*	less than 1%
Net Sales
For the years ended December 31, 2009, 2008 and 2007, sales by product line and by geography were as follows (dollars in thousands):

	2009		2008		2007
Sales by Product Line
TASER X26	$53,996	52%	$51,733	56%	$61,638	61%
Single Cartridges	27,908	27%	20,526	22%	25,250	25%
TASER C2	4,929	5%	6,127	7%	3,983	4%
TASER Cam	3,087	3%	3,304	4%	4,012	4%
ADVANCED TASER M26 & M18	3,693	4%	3,422	4%	2,412	2%
TASER X3	746	*	—	—	—	—
TASER XREP	549	*	—	—	—	—
Shockwave	51	*	—	—	—	—
Other	9,293	9%	7,733	8%	3,432	3%

Total	$104,252	100%	$92,845	100%	$100,727	100%

*	less than 1% (percentages may not add to 100% due to rounding)

	2009	2008	2007
Sales by Geographic Area
United States	78%	82%	85%
Other Countries	22%	18%	15%

Total	100%	100%	100%

Net sales increased $11.4 million, or 12%, to $104.3 million in 2009 compared to $92.8 million in 2008. The growth in 2009 was primarily driven by significant international shipments during the year and sales to federal law enforcement / military customers, including a contract from the U.S. Customs and Border Patrol, the U.S Army and The United States Marshals Service. The growth in international and Federal business offset a decline in domestic sales, which we believe reflects lower municipal spending in the U.S. as agencies reassigned budget dollars due to ongoing economic constraints. This increase in Federal and international business resulted in higher sales of the TASER X26 product line which increased $2.3 million, or 4%, to $54.0 million in 2009 compared to $51.7 million in 2008, and a $7.4 million, or 36%, increase in single cartridge sales which grew to $27.9 million in 2009 compared to $20.5 million in 2008. Sales of the ADVANCED TASER increased by $0.3 million, while the introduction of three new product lines, TASER X3, TASER XREP and Shockwave contributed $1.3 million in 2009. Offsetting these increases, sales of the TASER C2 consumer product declined $1.2 million, attributable to the adverse impact of the economic downturn on consumer spending. The increase in other sales is primarily driven by growth in extended warranty revenues, out of warranty repairs and the elimination of distributor discounts during 2008. Other sales also include government grants, training and shipping revenues.

Net sales for the year ended December 31, 2008 were $92.8 million, a decrease of $7.9 million, or 8%, compared to $100.7 million in 2007. The decrease in 2008 was primarily driven by a decline in sales of our core X26 product line and single cartridges which we believe reflected lower municipal spending in the U.S. as agencies experienced constrained budgets due to prevailing adverse economic conditions in 2008. This resulted in reduced sales of the TASER X26 product line which decreased by $9.9 million, or 16%, to $51.7 million in 2008 compared to $61.6 million in 2007. Single cartridge sales also decreased by $4.7 million, or 19% to $20.5 million in 2008 compared to $25.2 million in 2007. Partially offsetting these decreases was a full year’s sales in 2008 of the TASER C2 product which began shipping in July 2007. Sales of the TASER C2 were $6.1 million in 2008, an increase of $2.1 million over the same period in 2007. Additionally, sales of the ADVANCED TASER increased by $1.0 million mainly due to a large purchase made by an international customer in the first quarter of 2008 and other sales grew $4.3 million due to a $2.0 million increase in out of warranty replacement and extended warranty sales as well as $2.1 million reduction of cash and distributor discounts in 2008.
International sales for 2009 and 2008 represented approximately $22.7 million, or 22% of total net sales, and $17.0 million or 18% of total net sales, respectively. International sales represented approximately $15.1 million or 15% of total net sales in 2007. The growth in international sales in both 2009 and 2008 reflects our continued commitment to marketing efforts in countries outside the United States. In particular, 2009 international sales included significant orders from the United Kingdom, Australia, New Zealand and Brazil.
Cost of Products Sold
Cost of products sold increased by $5.0 million, or 14%, to $40.8 million in 2009 compared to $35.8 million in 2008. As a percentage of net sales, cost of products sold remained flat at 39% in both 2009 and 2008. Direct manufacturing costs decreased slightly as a percentage of sales primarily driven by negotiated supplier price reductions in certain raw material components being partially offset by a less favorable sales mix weighted towards lower margin products. Direct labor also decreased as a percentage of net sales due to the initial impact of automated cartridge production in the fourth quarter of 2009. Offsetting the decrease in direct manufacturing costs, indirect manufacturing expenses increased attributable to a lower absorption of indirect manufacturing costs to inventory resulting from a decline in the overall number of production hours in 2009 compared to 2008. Additionally, depreciation expense related to new automation equipment, and freight costs increased. These increases in indirect manufacturing costs were offset by a reduction in scrap, count discrepancies and engineering supplies.
Cost of products sold decreased by $7.3 million, or 17%, to $35.8 million in 2008 compared to $43.1 million in 2007. As a percentage of net sales, cost of products sold decreased to 39% in 2008 compared to 43% in 2007. The improvement in 2008 compared to 2007 was the result of a combination of factors. The $2.1 million reduction in our cash and distributor sales discounts and the $2.0 million growth in extended warranty and out of warranty replacement revenue contributed to the reduction in cost of products sold as a percentage of net sales. Total direct manufacturing costs in 2008 decreased primarily as the result of a $2.5 million reduction in temporary labor and overtime costs while product materials costs decreased due to improved supplier pricing negotiated on various raw material components. Indirect manufacturing costs declined as a percentage of net sales resulting from lower variable manufacturing costs including scrap expense, freight and engineering supplies, a function of improved product quality and operating efficiencies as well as reduced levels of production. In addition, our allocation of manufacturing overhead to inventory increased due to a reduction in direct production hours during 2008 combined with an increase in labor hours in finished goods inventory at December 31, 2008 compared to December 31, 2007.
Gross Margin
Gross margin increased $6.4 million, or 11%, to $63.4 million in 2009 compared to $57.0 million in 2008. As a percentage of net sales, gross margin remained flat at 61% for both 2009 and 2008.
Gross margin decreased $0.6 million to $57.0 million in 2008 compared to $57.6 million in 2007. As a percentage of net sales, gross margins increased to 61% in 2008 compared to 57% in 2007. The improvement in gross margin in 2008 was attributable to the decrease in direct and indirect manufacturing costs as a percentage of net sales for the reasons noted above under the discussion of Cost of Products Sold.

Sales, General and Administrative Expenses
For the years ended December 31, 2009, 2008 and 2007, sales, general and administrative expenses were comprised as follows (dollars in thousands):

	Year Ended December 31,				Year Ended December 31,
			$	%			$	%
	2009	2008	Change	Change	2008	2007	Change	Change

Salaries, benefits, and bonus	$11,335	$9,349	$1,986	21%	$9,349	$8,148	$1,201	15%
Stock based compensation	3,219	1,552	1,667	107%	1,552	987	565	57%
Legal, professional and accounting	6,081	5,899	182	3%	5,899	5,813	86	1%
Sales and Marketing	5,356	5,071	285	6%	5,071	3,214	1,857	58%
Consulting and lobbying services	3,863	3,478	385	11%	3,478	2,455	1,023	42%
Travel and meals	3,308	3,739	(431)	-12%	3,739	3,762	(23)	-1%
Depreciation and amortization	1,896	1,635	261	16%	1,635	1,557	78	5%
D&O and liability insurance	1,812	2,191	(379)	-17%	2,191	2,027	164	8%
Other	6,609	5,947	662	11%	5,947	4,851	1,096	23%

Total	$43,479	$38,861	$4,618	12%	$38,861	$32,814	$6,047	18%

Sales, general and administrative as percentage of net sales	42%	42%			42%	33%
Sales, general and administrative expenses were $43.5 million and $38.9 million in 2009 and 2008, respectively, an increase of $4.6 million, or 12%. As a percentage of total net sales, sales, general and administrative expenses remained flat at 42% for both 2009 and 2008. The dollar increase during 2009 over the same period in 2008 is attributable to a $2.0 million growth in salaries, benefits and bonus; related to an increase in personnel to support the expansion of our business infrastructure as we introduce new products and enter new markets. Stock based-compensation expense also increased $1.7 million related to a full year’s expense for some large stock option grants during the third and fourth quarters of 2008 as well as new employee stock option grants in 2009. Consulting and lobbying services increased $0.4 million primarily related to strategic selling and marketing, advertising and IT process improvement related efforts while legal, professional and accounting fees remained flat as lower legal fees driven by the timing of outstanding ligation in progress were offset by higher accounting fees. Sales and marketing expenses also increased by a net amount of $0.3 million as increases in our tradeshow costs and our selling costs in support of new product introductions were partially offset by a $1.3 million decrease in general media advertising spend primarily due to $0.6 million of infomercial production costs expensed in the first quarter of 2008 as well as reduced emphasis placed on consumer marketing programs. The $0.7 million increase in other costs was primarily driven by a $0.4 million settlement expense paid to a Board member in 2009 (see “Settlement agreement” in Note 11) as well as increased computer licensing and maintenance costs.
Sales, general and administrative expenses were $38.9 million and $32.8 million in 2008 and 2007, respectively, an increase of $6.0 million, or 18%. As a percentage of total net sales, sales, general and administrative expenses increased to 42% during 2008 compared to 33% in 2007. The dollar increase during 2008 over 2007 is attributable to a combination of factors. Specifically, salaries, benefits and bonus grew $1.2 million related to the addition of personnel to support the expansion of our business infrastructure combined with an annual salary increase effective January 1, 2008 as well as higher cost of benefits. These increases were partially offset by a $0.8 million decrease in bonuses due to the lower pre-tax income in 2008 as well as a program which allowed employees to opt out of the cash based bonus program for two years in exchange for additional stock options. Sales and marketing expense increased $1.9 million primarily due to expensing of $0.6 million in production costs of the TASER C2 infomercial as well as ongoing promotion and infomercial airing costs and a $0.4 million increase in trade show expenses. Consulting and lobbying services increased $1.0 million primarily attributable to strategic selling and marketing, advertising and process improvement related efforts. In addition, stock based compensation increased $0.6 million related to stock options granted in 2008 and D&O and liability insurance costs were up $0.2 million from increased annual premiums. The $1.1 million increase in other expense is primarily attributable to a $0.5 million increase in recruiting and relocation expenses driven by hiring of new vice presidents of sales, marketing, IT and HR and a $0.3 million increase in computer licensing and maintenance fees.

Research and Development Expenses
Research and development expenses increased $7.1 million, or 55%, to $20.0 million in 2009 compared to $12.9 million in 2008. The increase is driven by a $3.6 million increase in salary and benefits as we have expanded our research and development headcount to support new product development, including a dedicated SaaS development team. Stock-based compensation expenses increased $0.8 million for stock options granted in the second half of 2008 and in 2009. Indirect supplies and tooling costs increased $2.9 million primarily associated with the development of the TASER X3, AXON and EVIDENCE.com. In particular, during the third quarter of 2009, we expedited the build of AXON and X3 prototype display units for the TASER Tactical conference and the International Association of Chiefs of Police. These increases are offset by the capitalization of $2.3 million of internal salary and external consulting costs specifically related to the development of EVIDENCE.com in 2009. We anticipate the level of new ECD hardware development costs will be at a reduced level in 2010, however, we will continue to devote the necessary resources to bring AXON and EVIDENCE.com to market.
Research and development expenses increased $8.5 million, or 192%, to $12.9 million in 2008 compared to $4.4 million in 2007. The increase is driven by a $4.2 million increase in third party consulting costs primarily associated with the development of AXON. In addition, there was $1.4 million growth in salary and benefit costs attributable to increased headcount combined with an annual salary increase effective January 1, 2008, and a $1.3 million increase in indirect supplies to support our continuing efforts to develop new products including AXON, XREP and Shockwave.
Interest and Other Income, Net
Interest and other income decreased by $1.5 million, or 90%, to $0.2 million in 2009 compared to $1.7 million in 2008. The decrease is attributable to a significantly lower average yield on our cash and investments as well as a lower average cash and investment balance in 2009. Our cash and investment accounts earned interest at an approximate rate of 0.30% during 2009, down from 2.5% in 2008. Additionally, other income in 2008 included $0.4 million related to unused deferred insurance settlement proceeds recognized upon the dismissal of all final appeals in a personal injury case.
Interest and other income decreased by $0.5 million, or 22%, to $1.7 million in 2008 compared to $2.2 million in 2007. This was attributable to a $0.7 million decrease in interest income due to lower average yields on our investments, partially offset by an increase in total average funds invested during 2008 compared to 2007. Our cash and investment accounts earned interest at an average rate of approximately 2.5% during 2008 compared to 4.2% in 2007. The decrease in interest income was partially offset by other income of $0.4 million related to the unused deferred insurance settlement proceeds recognized in the second quarter of 2008 upon the dismissal of all final appeals in a personal injury case.
Provision for Income Taxes
The provision for income taxes decreased by $3.2 million to $0.1 million in 2009 compared to $3.3 million in 2008. The effective income tax rate for 2009 was 101% compared to 48% for 2008. The 2009 effective tax rate is driven by the impact of non-deductible expenses for items such as incentive stock option expense, meals and entertainment and lobbying expenses, making the income for tax purposes higher than book pre-tax income which was close to break even for 2009.
The provision for income taxes decreased by $4.2 million to $3.3 million in 2008 compared to $7.5 million in 2007. The effective income tax rate for 2008 was 48% compared to 33% for 2007. Contributing to the increase in effective tax rate is the higher impact of certain non-deductible items such as lobbying expenses against a lower taxable income for the year ended December 31, 2008. In addition, the 2008 effective tax rate is reduced by a reduced amount of research and development tax credits ($608,000 in 2008 vs. $2.0 million in 2007), which was partially offset by an increase in the liability for unrecognized tax benefits.
Net Income (Loss)
Net income decreased by $3.6 million to break even (net loss of $0.001 million) in 2009 compared to net income of $3.6 million in 2008. Loss per basic and diluted share rounds to $0.00 for 2009 compared to income per basic and diluted share of $0.06 in 2008.
Net income decreased by $11.4 million to $3.6 million in 2008 compared to $15.0 million in 2007. Income per basic and diluted share was $0.06 for 2008. This compares to income per basic and diluted share of $0.24 and $0.23, respectively, in 2007.

Liquidity and Capital Resources
Summary
As of December 31, 2009, we had $45.5 million in cash and cash equivalents, a decrease of $1.4 million from the end of 2008 which is a function of cash generated from operations, offset by investments in property and equipment. Specifically, we made some significant capital expenditures for the purchase of our automated cartridge production equipment as well as server and networking equipment to establish a data center for EVIDENCE.COM hosting, storage and network monitoring operations.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years ($ in thousands):

	Year ended December 31,
	2009	2008	2007
Total cash provided by (used in):

Operating activities	$10,117	$8,118	$13,923
Investing activities	(11,679)	8,117	7,006
Financing activities	187	(12,156)	3,099

(Decrease) increase in cash and cash equivalents	$(1,375)	$4,079	$24,028

Operating activities
Net cash provided by operating activities was $10.1 million in 2009, compared with $8.1 million in 2008 and $13.9 million in 2007.
Net cash provided by operating activities in 2009 of $10.1 million was driven by the net loss for the period adjusted for the add back of non-cash expenses including stock-based compensation expense of $5.0 million; depreciation and amortization expense of $3.6 million partially offset by a $0.6 million net increase in deferred tax assets and provision for unrecognized tax benefits. Changes in working capital include a $1.3 million decrease in accounts receivable, a function of the timing of billing and collections; a $1.0 million decrease in prepaid and other assets due to a difference in the timing of funding of our annual liability insurance premium; a $1.0 million increase in accounts payable and accrued liabilities due to timing of year end check runs and a $2.4 million increase in inventory, primarily driven by raw materials acquired for production of new products.
Net cash provided by operating activities during 2008 reflects non-cash changes to net income including, depreciation and amortization expense of $2.6 million, stock-based compensation expense of $2.4 million, provision for warranty expense and excess and obsolete inventory of $1.0 million and the $2.1 million utilization of deferred tax assets. In addition, prepaid and other assets decreased $1.9 million due to i) the net receipt of insurance reimbursements of legal fees incurred in excess of policy retention limits; ii) a decrease in prepaid advertising due to the expensing of TASER C2 infomercial production costs and iii) amortization of prepaid liability and D&O insurance premiums. Deferred revenue also increased $2.1 million driven by extended warranty sales in 2008. Offsetting these items was a $5.2 million increase in accounts receivable due to timing of billing and collections as well as a decrease in accounts payable and accrued liabilities of $2.3 million, which reflects timing differences combined with a reduced rate of material purchasing as well as the payment in January 2008 of $1.2 million for the second installment for automation equipment which was accrued at December 31, 2007.
Investing activities
We used $11.7 million for investing activities in 2009 comprised of $13.7 million in acquisitions of property and equipment related to new automated cartridge production equipment, production equipment for new product lines, computer equipment to establish the first EVIDENCE.COM data center and capitalized software development costs. In addition, we invested $0.5 million in intangible assets, primarily consisting of patent applications. These net uses were partially offset by $2.5 million in net proceeds from short term investments.

Net cash provided by investing activities was $8.1 million during 2008 which was comprised of $15.0 million in net proceeds from maturing investments over investment purchases partially offset by the use of $6.1 million to purchase property and equipment mainly related to new automation equipment and computer storage solutions. In addition, we invested $0.7 million in intangible assets, primarily consisting of patent application costs.
Financing activities
During 2009, net cash provided by financing activities was $0.2 million, attributable to proceeds from stock options exercised during the period.
During 2008, we utilized $12.2 million in financing activities, a function of the $12.5 million to repurchase 1.8 million shares of our common stock partially offset by $0.3 million of proceeds attributable to stock options exercised in the year.
Liquidity
Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. We believe funds generated from our expected results of operation as well as available cash and cash equivalents will be sufficient to finance our operations and strategic initiatives for 2010. We expect our investment in capital expenditures in 2010 will be at a reduced level compared to 2009. In addition, our revolving credit facility is available for additional working capital needs or investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.
Capital Resources
We have a revolving line of credit with a domestic bank with a total availability of $10.0 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on June 30, 2010, and requires monthly payments of interest only. We expect to renew the line of credit on similar terms upon its maturity. At December 31, 2009, there were no borrowings under the line and the entire $10.0 million line was available based on the defined borrowing base, which is calculated based on our eligible accounts receivable and inventory. Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage ratios. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed coverage charge ratio can be no less than 1.25:1, based upon a trailing twelve month period. At December 31, 2009, the Company’s tangible net worth ratio was 18:1 and its fixed charge coverage ratio was 3.96:1. At December 31, 2009, we were in compliance with those covenants.
Based on our strong balance sheet and the fact that we had no outstanding debt at December 31, 2009, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. Capital markets in the United States and throughout the world remain disrupted and under stress. This disruption and stress is evidenced by a lack of liquidity in the debt capital markets, the re-pricing of credit risk in the syndicated credit market, and the failure of certain major financial institutions. This stress is compounded by the ongoing worldwide recession. Reflecting this situation, many lenders and capital providers have reduced, and in some cases ceased to provide, debt funding to borrowers. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our ability to obtain additional or alternative financing should the need arise for us to access the debt markets.

Contractual Obligations
The following table outlines our future contractual financial obligations by period in which payment is expected, in thousands, as of December 31, 2009 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years

Non-cancelable operating leases	$4,076	$1,237	$2,001	$838	$—
Joint venture development funding a)	$1,425	$1,425	$—	$—	$—

Total contractual cash obligations	$5,501	$2,662	$2,001	$838	$—

a)	On January 13, 2010 we entered into a Joint Venture agreement with RouteCloud LLC to establish TASER Protector Group. Under the agreement we will provide development funding of $1.425 million in 2010. Refer to note 13 of Part II, Item 8 of this annual report for more information.
We are subject to U.S. federal income tax as well as income tax of multiple-state jurisdictions. As of December 31, 2009, we had $2.3 million of gross unrecognized tax benefits related to uncertain tax positions. The settlement period for our long-term income tax liabilities cannot be determined: however, the liabilities are not expected to become due within the next twelve months.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements as of December 31, 2009.
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
Standard Product Warranty Reserves
We warrant our law enforcement ECDs from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective TASER unit for a fee. We warrant our TASER C2 product for 90 days. We track historical data related to returns and warranty costs on a quarterly basis, and estimate future warranty claims based upon our historical experience. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of December 31, 2009, our reserve for warranty returns was $369,000 compared to a $615,000 reserve at December 31, 2008. Our reserve for warranty returns has decreased, as the result of an improved product returns experience, particularly in our X26 product line which we believe is a function of continuing improvements made in the manufacturing and quality processes. In the event that product returns under warranty differ from our estimates, changes to warranty reserves might become necessary.
Inventory
Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (FIFO) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management judgments of what constitutes normal capacity of our production facilities, and a determination of what costs are considered to be abnormal fixed production costs which are expensed as current period charges. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory increased to $474,000 at December 31, 2009, compared to $130,000 at December 31, 2008. The increase was driven by some outdated C2 boards and excess parts resulting from the introduction of the cartridge automation equipment. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves might become necessary.

Accounts Receivable
Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. This allowance represents our best estimate and is based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. Our allowance for doubtful accounts was $200,000 at December 31, 2009 and December 31, 2008. In the event that actual uncollectible amounts differ from these estimates, changes in the allowance for doubtful accounts might become necessary.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $5.9 million in tax credits for Federal and Arizona income tax purposes related to the 2003 through 2009 tax years, net of the federal benefit on the Arizona research and development tax credits. Management made the determination that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and recorded a liability for unrecognized tax benefits of $2.2 million as of December 31, 2009. Also included as part of the $2.3 million liability for unrecognized tax benefits is a management estimate of $106,000 related to uncertain tax positions for certain state income tax liabilities. As of December 31, 2009, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $2.3 million be recognized, the Company’s effective tax rate would be favorably impacted. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
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
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business, as well as the generation of sufficient future taxable income. During 2009, management determined that it was more likely than not that its net operating loss carryforwards for the state of Arizona, which would have expired in 2009, would be fully realized. Accordingly, the valuation allowance of $200,000 the Company carried against its deferred tax assets as of December 31, 2008, was reversed with the benefit recognized during 2009 as a reduction of the current-year effective tax rate. Management believes that, as of December 31, 2009, based on an evaluation and projections of future sales and profitability, no other valuation allowance was deemed necessary. However, such deferred tax assets could be reduced in the future if projections of future taxable income during the carryforward period are reduced.
Stock Based Compensation
We estimate the fair value of our stock based compensation by using the Black-Scholes-Merton option pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (forfeitures). We granted 825,800 performance-based stock options in 2008 and the first quarter of 2009, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future operating performance. These options are vested and compensation expense is recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. During 2009, 106,700 of these options were forfeited. Of the remaining 719,100 outstanding options, 286,708 are exercisable, and 432,392 are unvested. Changes in the subjective and probability based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on our statements of operations. Refer to Note 10 to our consolidated financial statements for further discussion of how we determined our valuation assumptions.
Contingencies
We are subject to the possibility of various loss contingencies including product related litigation, arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. As of December 31, 2009 we have not recorded any accruals for outstanding litigation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We invest in a limited number of financial instruments, which at December 31, 2009 consisted entirely of investments in money market accounts, denominated in United States dollars. At December 31, 2009, we did not hold any investments in fixed rate interest earning investments which would be subject to market value adjustments resulting from fluctuations in interest rates.
Additionally, we have access to a line of credit borrowing facility which bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. At December 31, 2009, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $10.0 million. We have not borrowed any funds under the line of credit since its inception, however, should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
Exchange Rate Risk
We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers provide for pricing and payment in United States dollars, and therefore, are not subject to exchange rate fluctuations. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

Item 8.	Financial Statements and Supplementary Data
TASER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
December 31,

	2009	2008
Assets

Current assets:
Cash and cash equivalents	$45,505,049	$46,880,435
Short-term investments	—	2,498,998
Accounts receivable, net of allowance of $200,000 in 2009 and 2008, respectively	15,384,993	16,793,553
Inventory	15,085,750	13,467,117
Prepaid expenses and other assets	1,461,539	2,528,539
Deferred income tax assets, net	8,447,915	9,430,073

Total current assets	85,885,246	91,598,715

Property and equipment, net	38,673,065	27,128,032
Deferred income tax assets, net	10,997,093	8,826,778
Intangible assets	2,765,701	2,447,011
Other long-term assets	104,812	14,970

Total assets	$138,425,917	$130,015,506

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$6,357,195	$3,856,961
Accrued liabilities	4,252,577	4,275,907
Current portion of deferred revenue	2,819,155	2,510,645
Customer deposits	355,926	312,686

Total current liabilities	13,784,853	10,956,199

Deferred revenue, net of current portion	4,675,089	4,840,965
Liability for unrecognized tax benefits	2,264,779	1,692,080

Total liabilities	20,724,721	17,489,244

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized; no shares issued and outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.00001 par value per share; 200 million shares authorized; 62,119,063 and 61,795,712 shares issued and outstanding at December 31, 2009 and 2008, respectively	642	638
Additional paid-in capital	92,839,165	87,663,129
Treasury stock, 2,091,600 shares at December 31, 2009 and 2008	(14,708,237)	(14,708,237)
Retained earnings	39,569,626	39,570,732

Total stockholders’ equity	117,701,196	112,526,262

Total liabilities and stockholders’ equity	$138,425,917	$130,015,506

The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31,

	2009	2008	2007

Net sales	$104,251,560	$92,845,490	$100,727,191

Cost of products sold:
Direct manufacturing expense	29,578,304	26,756,080	31,507,727
Indirect manufacturing expense	11,270,847	9,085,183	11,659,645

Total cost of products sold	40,849,151	35,841,263	43,167,372

Gross margin	63,402,409	57,004,227	57,559,819

Sales, general and administrative expenses	43,479,232	38,860,729	32,814,170
Research and development expenses	20,002,351	12,918,161	4,421,596

Income (loss) from operations	(79,174)	5,225,337	20,324,053

Interest and other income, net	170,547	1,717,967	2,202,187

Income before provision for income taxes	91,373	6,943,304	22,526,240
Provision for income taxes	92,479	3,306,263	7,499,764

Net income (loss)	$(1,106)	$3,637,041	$15,026,476

Income (loss) per common and common equivalent shares
Basic	$(0.00)	$0.06	$0.24
Diluted	$(0.00)	$0.06	$0.23

Weighted average number of common and common equivalent shares outstanding
Basic	61,920,094	62,371,004	62,621,174
Diluted	61,920,094	64,070,869	65,685,667
The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009, 2008 and 2007

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity

Balance, December 31, 2006	61,939,974	$622	$80,629,659	300,000	$(2,208,957)	$20,907,215	$99,328,539

Exercise of stock options	1,107,574	11	3,143,758	—	—	—	3,143,769
Shareholder derivate settlement	216,355	2	1,749,998	—	—	—	1,750,000
Stock-based compensation expense	—	—	1,387,966	—	—	—	1,387,966
Net income	—	—	—	—	—	15,026,476	15,026,476

Balance, December 31, 2007	63,263,903	635	86,911,381	300,000	(2,208,957)	35,933,691	120,636,750

Exercise of stock options	323,409	3	342,818	—	—	—	342,821
Deferred tax asset correction (see footnote 8)	—	—	(2,014,955)	—	—	—	(2,014,955)
Stock-based compensation expense	—	—	2,423,885	—	—	—	2,423,885
Purchase of treasury stock	(1,791,600)	—	—	1,791,600	(12,499,280)	—	(12,499,280)
Net income	—	—	—	—	—	3,637,041	3,637,041

Balance, December 31, 2008	61,795,712	638	87,663,129	2,091,600	(14,708,237)	39,570,732	112,526,262

Exercise of stock options	323,351	4	155,540	—	—	—	155,544
Stock-based compensation expense	—	—	4,988,837	—	—	—	4,988,837
Tax benefit from stock options exercised	—	—	31,659	—	—	—	31,659
Net loss	—	—	—	—	—	(1,106)	(1,106)

Balance, December 31, 2009	62,119,063	$642	$92,839,165	2,091,600	$(14,708,237)	$39,569,626	$117,701,196

The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2009	2008	2007

Cash Flows from Operating Activities:
Net income (loss)	$(1,106)	$3,637,041	$15,026,476
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	3,634,412	2,637,773	2,521,237
Loss on disposal of assets	66,829	171,098	49,949
Provision for doubtful accounts	82,251	78,010	80,835
Provision for excess and obsolete inventory	821,983	640,655	206,335
Provision for warranty	92,278	368,521	1,030,291
Stock-based compensation expense	4,988,837	2,423,885	1,387,966
Deferred insurance settlement proceeds	—	(404,848)	(104,219)
Deferred income taxes	(1,188,157)	2,060,623	5,831,783
Provision for unrecognized tax benefits	572,699	592,007	1,100,073
Tax benefit from stock-based compensation, net	(31,659)	—	—
Change in assets and liabilities:
Accounts receivable	1,326,309	(5,180,010)	(1,704,339)
Inventory	(2,440,616)	(600,968)	(4,455,393)
Prepaids and other assets	976,156	1,856,355	(2,235,862)
Accounts payable and accrued liabilities	1,031,196	(2,323,792)	1,069,483
Deferred revenue	142,634	2,115,699	2,222,981
Accrued litigation settlement	—	—	(8,000,000)
Other liabilities	—	—	(199,999)
Customer deposits	43,240	45,958	95,236

Net cash provided by operating activities	10,117,286	8,118,007	13,922,833

Cash Flows from Investing Activities:
Purchases of investments	—	(43,887,640)	(138,203,034)
Proceeds from investments	2,500,000	58,895,113	149,731,426
Purchases of property and equipment	(13,708,177)	(6,144,425)	(4,067,579)
Purchases of intangible assets	(471,698)	(745,622)	(454,403)

Net cash (used in) provided by investing activities	(11,679,875)	8,117,426	7,006,410

Cash Flows from Financing Activities:
Proceeds from options exercised	155,544	342,821	3,143,769
Tax benefit from stock-based compensation, net	31,659	—	—
Repurchase of common stock	—	(12,499,280)	—
Payments under capital leases	—	—	(45,236)

Net cash provided by (used in) financing activities	187,203	(12,156,459)	3,098,533

Net (decrease) increase in cash and cash equivalents	(1,375,386)	4,078,974	24,027,776
Cash and cash equivalents, beginning of period	46,880,435	42,801,461	18,773,685

Cash and cash equivalents, end of period	$45,505,049	$46,880,435	$42,801,461

Supplemental Disclosure:
Cash paid for income taxes — net	$894,563	$523,950	$475,000
Cash paid for interest	$—	$—	$5,186

Non Cash Transactions-
Property and equipment purchases in accounts payable	$1,385,089	$—	$1,198,891
Deferred tax asset correction (see footnote 8)	$—	$2,014,955	$—
Common stock issued for shareholder derivative lawsuit settlement	$—	$—	$1,750,000
The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
TASER International, Inc. (“TASER” or the “Company”) is a developer and manufacturer of advanced electronic control devices (“ECDs”) designed for use in law enforcement, military, corrections, private security and personal defense. In addition, the Company is developing full technology solutions for the capture, storage and management of video/audio evidence as well as other tactical capabilities for use in law enforcement. The Company sells its products worldwide through its direct sales force, distribution partners, online store and third party resellers. The Company was incorporated in Arizona in September 1993 and reincorporated in Delaware in January 2001. The Company’s corporate headquarters and manufacturing facilities are located in Scottsdale, Arizona. The Company’s internet services and software development division facilities are located in Carpenteria, California.
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
a. Basis of Presentation and Use of Estimates
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these consolidated financial statements include allowances for doubtful accounts receivable, inventory valuation reserves, product warranty reserves, valuation of long lived assets, deferred income taxes, stock-based compensation and contingencies. Actual results could differ from those estimates.
b. Cash, Cash Equivalents and Investments
Cash and cash equivalents include cash and money market funds on hand and short-term investments with original maturities of three months or less. Short-term investments include securities having maturities of 90 days to one year. Long-term investments include securities having original maturities of more than one year. At December 31, 2009, the entire $45.5 million of the Company’s cash and cash equivalents was comprised of cash and money market funds. Previously, the Company’s short and long-term investments were invested in government sponsored mortgage-backed securities and were classified as held to maturity. In February 2009, the Company’s remaining short-term investment in a government sponsored entity was called at par value by the issuing agency.
The Company valued its cash equivalents in money market accounts using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, management classified the valuation techniques that use these inputs as Level 1.
The Company’s cash and investment accounts earned interest at an approximate rate of 0.30% during 2009, down from 2.5% in 2008. Included in the Company’s cash balances are deposits, including money market funds, with a single bank of $45.2 million, which is in excess of the FDIC insurance coverage limit of $250,000.
c. Inventory
Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials which approximates the first-in, first-out (FIFO) method and includes allocations of manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on management’s best estimate after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Management evaluates inventory costs for abnormal costs due to excess production capacity and treats such costs as period costs.
d. Property and Equipment
Property and equipment are stated at cost net of accumulated depreciation. Additions and improvements are capitalized while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
e. Capitalized software development costs
For development costs related to EVIDENCE.COM, the Company’s Software as a Service (SaaS) product, the Company capitalizes qualifying computer software costs that are incurred during the application development stage. Costs related to preliminary project planning activities and post-implementation activities are expensed as incurred. At December 31, 2009 and 2008, capitalized software development costs were approximately $2.4 million and $0, respectively. The Company will begin amortizing capitalized software development costs over an estimated useful life of 36 months once all final product testing is substantially complete, which is expected to be during 2010.
f. Impairment of Long-Lived Assets
Management evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. In performing the review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, would be calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. No impairment losses were recorded in 2009, 2008 or 2007.
g. Customer Deposits
The Company requires certain deposits in advance of shipment for certain customer sales orders. Customer deposits are recorded as a current liability on the accompanying consolidated balance sheets.
h. Revenue Recognition and Accounts Receivable
The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. In most instances, sales of the Company’s products are final and its customers do not have a right to return the product. The Company’s consumer product, the TASER C2, has a 30 day right of return for inactivated units purchased direct from the Company. The historical product return rate is used to determine the return reserve.
During 2008, the Company began selling the TASER C2 product through certain retailers who do not assume title, risk of loss to the inventory or credit risk. The Company therefore recognizes revenue from such retailers on a sell-through method using information provided by the retailer. The revenue and related costs are deferred until the product has been sold by the retailer.
The Company offers customers the right to purchase extended warranties that include additional services and coverage beyond the limited warranty on the TASER X26 and ADVANCED TASER products. Revenue for extended warranty purchases is deferred at the time of sale and recognized over the warranty period commencing on the date of sale. The extended warranties range from one to four years. At December 31, 2009 and 2008, $7.5 million and $7.4 million was deferred under this program, respectively. The current portion of deferred revenue represents the extended warranty revenue which will be recognized in 2010.
Sales are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. This allowance represents our best estimate and is based on our judgment after considering a number of factors, including third-party credit reports, actual payment history, cash discounts, customer-specific financial information and broader market and economic trends and conditions.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Included as a component of revenue is development funding provided by the Joint Non-Lethal Weapons Directorate (JNLWD) of the U.S Department of Defense under a cost-plus fixed fee contract. Periodically, an invoice summarizing the reimbursable expenses is submitted to JNLWD for payment. The payment request submitted by the Company to the JNLWD details the costs incurred in the period plus a nominal contracted profit margin. The total amount of revenue recognized for this work in the years ended December 31, 2009 and 2008 was $1.3 million and $0.9 million, respectively.
Certain of the Company’s customers are charged shipping fees, which are recorded as a component of net sales. Sales tax collected on sales is netted against government remittances and thus, recorded on a net basis. Training revenue is recorded as the service is provided.
i. Cost of Products Sold
Cost of products sold represents manufacturing costs, consisting of materials, labor and overhead related to finished goods and components. Shipping costs incurred related to product delivery are also included in cost of products sold.
j. Advertising Costs
The Company expenses advertising costs in the period in which they are incurred with the exception of commercial advertising production costs which are expensed at the time the first commercial is shown on television. The Company incurred advertising costs of $681,000, $2,085,000, and $931,000 in 2009, 2008 and 2007, respectively. At December 31, 2009, the Company had $79,000 of prepaid advertising costs. There were no prepaid advertising costs at December 31, 2008. Advertising costs are included in sales, general and administrative expenses in the accompanying statements of operations.
k. Warranty Costs
The Company warrants its X3 and X26 products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective unit for a fee. The C2 product is warranted for a period of 90 days after purchase. The Company also sells extended warranties for periods of up to four years after the expiration of the limited one year warranty. Management tracks historical data related to returns and warranty costs on a quarterly basis, and estimates future warranty claims by applying the estimated weighted average return rate to the product sales for the period. If management becomes aware of a component failure that could result in larger than anticipated returns from its customers, the reserve would be increased. After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the TASER X26 for a prorated discounted price depending on when the product was placed into service and replace the ADVANCED TASER device for a fee of $75. These fees are intended to cover the handling and repair costs and include a profit. The following table summarizes the changes in the estimated product warranty liabilities for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Balance at Beginning of Period	$615,031	$919,254	$713,135
Utilization of Accrual	(337,998)	(672,744)	(824,172)
Warranty Expense	92,278	368,521	1,030,291

Balance at End of the Period	$369,311	$615,031	$919,254

l. Research and Development Expenses
The Company expenses research and development costs as incurred. The Company incurred product development expense of approximately $20.0 million, $12.9 million, and $4.4 million in 2009, 2008 and 2007, respectively.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management also assesses whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties. The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. Refer to Note 8 for additional information regarding the change in unrecognized tax benefits.
n. Concentration of Credit Risk and Major Customers / Suppliers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for bad debts totaled $200,000 as of December 31, 2009 and 2008. Historically, the Company has experienced a low level of write offs related to doubtful accounts.
The Company sells its products primarily through a network of unaffiliated distributors. The Company also reserves the right to sell directly to the end user to secure the customer’s account. In 2009, one distributor represented approximately 12% of total sales. No other customer exceeded 10% of total sales in 2009. In 2008, one distributor represented approximately 11% of total sales. No other customer exceeded 10% of total sales in 2008. In 2007, one distributor represented approximately 16% of total sales. No other customer exceeded 10% of total sales in 2007.
At December 31, 2009, the Company had accounts receivable from one customer comprising 12.5% of the aggregate accounts receivable balance. At December 31, 2008, the Company had accounts receivable from two customers comprising 30% and 12% of the aggregate accounts receivable balance. The customer comprising the 30% balance is the result of a large individual sale made to the U.K. Government in December 2008, which was paid in full in February 2009. These customers are unaffiliated distributors of the Company’s products.
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
o. Fair Value of Financial Instruments
The Company uses the fair value framework for measuring financial assets and liabilities measured on a recurring basis. The Company does not have any nonfinancial assets or nonfinancial liabilities that it recognizes or discloses at fair value in its consolidated financial statements on a recurring basis.
Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) on the measurement date in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. The fair value framework specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:
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
Following is a description of the valuation techniques that the Company uses to measure the fair value of assets and liabilities that it measures and reports on its balance sheet at fair value on a recurring basis:
•	Cash Equivalents. As of December 31, 2009 and 2008, the Company’s cash equivalents consisted of money market mutual funds. The Company valued its cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, the Company classifies the valuation techniques that use these inputs as Level 1.

•	Investments. As of December 31, 2008, the Company’s investments consisted of a federal government sponsored entity security. The Company’s investments are held to maturity and stated at amortized cost, which approximates fair value. Information about the fair value of the Company’s investments is included in Note 2.
The Company’s financial instruments also include accounts receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair value approximates their carrying value on the balance sheet as of December 31, 2009 and 2008.
p. Segment Information
Management has determined that its operations are comprised of one reportable segment — the sale of advanced electronic control devices and accessories, and will evaluate reportable segments related to new product offerings expected to be launched in 2010. For the years ended December 31, 2009, 2008 and 2007, sales by geographic area were as follows:

	2009	2008	2007
Sales by Geographic Area
United States	78%	82%	85%
Other Countries	22%	18%	15%

Total	100%	100%	100%

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Sales to customers outside of the United States are denominated in U.S. dollars and are attributed to each country based on the billing address of the distributor or customer. To date, no individual country outside the U.S. has represented a material amount of total net revenue. Substantially all assets of the Company are located in the United States.
q. Stock-Based Compensation
The Company calculates the fair value of stock-based awards using the Black-Scholes-Merton option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the years ended December 31, 2009, 2008 and 2007 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	2009	2008	2007

Weighted average / range of volatility	70%	70%	60%
Risk-free interest rate	1.9%	2.2%	4.7%
Dividend rate	0.0%	0.0%	0.0%
Expected life of options	4.5 years	4.0 years	4.0 years
Weighted average fair value of options granted	$2.56	$2.89	$5.22
The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on a combination of historical volatility of the Company’s stock and the one-year implied volatility of its publicly traded options for the related vesting periods. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. The estimated fair value of stock-based compensation awards and other options is amortized to expense on a straight line basis over the relevant vesting period. As share-based compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company forfeiture rate was calculated based on its historical experience of awards which ultimately vested. See Note 10 for further discussion of the Company’s stock-based compensation.
r. Income (Loss) Per Common Share
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

	For the Year Ended December 31,
	2009	2008	2007
Numerator for basic and diluted earnings per share
Net (loss) income	$(1,106)	$3,637,041	$15,026,476

Denominator for basic earnings per share — weighted average shares outstanding	61,920,094	62,371,004	62,621,174
Dilutive effect of shares issuable under stock options outstanding	—	1,699,865	3,064,493

Denominator for diluted earnings per share — adjusted weighted average shares outstanding	61,920,094	64,070,869	65,685,667

Net (loss) income per common share
Basic	$(0.00)	$0.06	$0.24
Diluted	$(0.00)	$0.06	$0.23

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted income per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method. As a result of the net loss for the year ended December 31, 2009, 8,056,927 shares of potential dilutive securities were considered anti-dilutive and excluded from the calculation as their effect would have been to reduce the net loss per share. For the years ended December 31, 2008 and 2007, the effects of 2,205,861 and 315,764, respectively, were excluded from the calculation of diluted income per share as their effect would have been anti-dilutive and increased the net income per share.
s. Recently adopted accounting guidance
On July 1, 2009, the Company adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) that the Accounting Standard Codification (“ASC”) be recognized as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”). The Codification did not change U.S. GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized single source of authoritative GAAP. Adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
On January 1, 2009, the Company adopted the authoritative guidance issued by the FASB on business combinations. The guidance expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and non-controlling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. This guidance will impact new acquisitions closed after January 1, 2009.
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
On January 1, 2009, the Company adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements, as management has not adopted the fair value option for any non-financial assets of liabilities.
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	2009				2008
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Cash and money market funds	$45,505,049	$—	$—	$45,505,049	$46,880,435	$—	$—	$46,880,435
Government sponsored entity securities	—	—	—	—	2,498,998	12,876	—	2,511,874

	$45,505,049	$—	$—	$45,505,049	$49,379,433	$12,876	$—	$49,392,309

In February 2009, the Company’s remaining investment in a government sponsored entity was called at par value by the issuing agency.
3. Inventory
Inventories consisted of the following at December 31:

	December 31, 2009	December 31, 2008

Raw materials and work-in-process	$10,387,229	$7,371,608
Finished goods	5,172,595	6,225,409
Reserve for excess and obsolete inventory	(474,074)	(129,900)

Total Inventory	$15,085,750	$13,467,117

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Property and Equipment
Property and equipment consisted of the following at December 31:

	Estimated
	Useful Life	2009	2008

Land		$2,899,962	$2,899,962
Building	39 Years	14,115,446	13,764,555
Production equipment	3-7 Years	18,353,467	3,957,227
Telephone equipment	5 Years	9,283	—
Computer equipment	3-5 Years	9,148,440	5,400,861
Furniture and office equipment	5-7 Years	3,035,410	2,714,562
Vehicles	5 Years	503,872	503,872
Website development costs	3 Years	807,006	605,581
Capitalized software development costs	3 Years	2,349,724	—
Construction in process	n/a	40,358	6,324,612

Total Cost		51,262,968	36,171,232
Less: Accumulated depreciation		(12,589,903)	(9,043,200)

Net Property and Equipment		$38,673,065	$27,128,032

Construction in process includes new product production equipment which was not in service at December 31, 2009. Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $3.5 million, $2.6 million, and $2.5 million, respectively.
5. Intangible Assets
Intangible assets consisted of the following at December 31:

		2009			2008
		Gross			Gross
		Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets
Domain names	5 Years	$230,991	$60,000	$170,991	$117,756	$60,000	$57,756
Issued patents	4 to 15 Years	869,309	206,907	662,402	677,808	156,297	521,511
Issued trademarks	9 to 11 Years	131,058	19,183	111,875	46,283	9,888	36,395
Non compete agreement	5 to 7 Years	150,000	106,429	43,571	150,000	79,286	70,714

		1,381,358	392,519	988,839	991,847	305,471	686,376

Unamortized intangible assets
TASER Trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		876,862		876,862	860,635		860,635

		1,776,862		1,776,862	1,760,635		1,760,635

Total intangible assets		$3,158,220	$392,519	$2,765,701	$2,752,482	$305,471	$2,447,011

Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $88,000, $80,000, and $62,000, respectively. Estimated amortization for intangible assets with definite lives for the next five years ended December 31, and thereafter is as follows:

2010	$90,919
2011	81,367
2012	61,367
2013	61,367
2014	62,137
Thereafter	631,682

$988,839

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Accrued Liabilities
Accrued liabilities were comprised as follows at December 31:

	2009	2008

Accrued salaries and benefits	$1,691,303	$1,145,634
Accrued expenses	2,191,963	2,249,193
Accrued warranty expense	369,311	615,031
Accrued income tax	—	266,049

Total	$4,252,577	$4,275,907

7. Commitments and Contingencies
a. Lease Obligations
The Company has entered into operating leases for various office space, storage facilities and equipment. Rent expense under all operating leases, including both cancelable and non-cancelable leases, was $1,040,312, $223,000, and $136,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2009, are as follows:

Year ending December 31,
2010	$1,237,420
2011	1,163,233
2012	837,418
2013	574,240
2014	263,190

Total	$4,075,501

b. Purchase Commitments
On July 2, 2007, the Company entered into a contract with Automation Tooling Systems Inc. for the purchase of equipment at a total cost of approximately $8.4 million. The equipment was delivered and installed at the Company’s facility during 2009. Installment payments of $2.7 million, $3.0 million, and $1.5 million were paid in 2009, 2008, and 2007, respectively. The remaining balance of $1.2 million is due in 2010 and was recorded in accounts payable at December 31, 2009.
c. Litigation
Product Litigation
The Company is currently named as a defendant in 42 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers or during training exercises. Companion cases arising from the same incident have been combined into one for reporting purposes.
In addition, 106 other lawsuits have been dismissed or judgment entered in favor of the Company which are not included in this number. An appeal was filed by the plaintiff in the Mann (GA) litigation, Thompson (MI) litigation, Neal-Lomax (NV) and Rosa (CA) cases where judgment was entered in favor of the Company. These cases are not included in this number.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Glowczenski	Oct-04	US District Court, ED NY	Wrongful Death	Trial rescheduled, date to be determined
Washington	May-05	US District Court, ED CA	Wrongful Death	Discovery Phase
Sanders	May-05	US District Court, ED CA	Wrongful Death	Dismissed
Graff	Sep-05	Maricopa Superior Court, AZ	Wrongful Death	Discovery Phase-trial scheduled June 2010
Heston	Nov-05	US District Court, ND CA	Wrongful Death	Plaintiff Jury Verdict, punitive damages thrown out, judgment entered against TASER for $153,150 compensatory damages, $1,423,127 attorney fees and $182,000 costs, appeal filed
Rosa	Nov-05	US District Court, ND CA	Wrongful Death	Dismissed, Summary Judgment Granted, Appeal Pending
Yeagley	Nov-05	Hillsborough County Circuit County, FL	Wrongful Death	Discovery Phase
Neal-Lomax	Dec-05	US District Court, NV	Wrongful Death	Dismissed, Appeal Pending
Mann	Dec-05	US District Court, ND GA, Rome Div	Wrongful Death	Dismissed, Appeal Pending
Bagnell	Jul-06	Supreme Court for British Columbia, Canada	Wrongful Death	Discovery Phase
Hollman	Aug-06	US District Court, ED NY	Wrongful Death	Discovery Phase
Oliver	Sep-06	US District Court, MD FL, Orlando Division	Wrongful Death	Motion Phase
Teran/LiSaola	Oct-06	US District Court, ND CA	Wrongful Death	Dismissed
Augustine	Jan-07	11th Judicial Circuit Court, Miami-Dade, FL	Wrongful Death	Discovery Phase
Wendy Wilson, Estate of Ryan Wilson	Aug-07	District Court Boulder County, CO	Wrongful Death	Motion Phase
Jack Wilson, Estate of Ryan Wilson (Companion to Wendy Wilson)	Nov-07	District Court Boulder County, CO	Wrongful Death	Motion Phase
Marquez	Jun-08	US District Court, AZ	Wrongful Death	Motion Phase
Salinas	Aug-08	US District Court, Northern District CA	Wrongful Death	Discovery Phase, Trial Scheduled February 2011
Thomas (Pike)	Oct-08	US District Court, WD Louisiana, Alexandria	Wrongful Death	Case Stayed
Dwyer	Nov-08	US District Court, ED TX, Marshall Division	Wrongful Death	Discovery Phase
Carroll	Mar-09	US District Court, Southern District TX	Wrongful Death	Discovery Phase
Shrum	May-09	Allen County District Court, Iola, KS	Wrongful Death	Discovery Phase
Athetis	May-09	Maricopa Superior Court, AZ	Wrongful Death	Discovery Phase
Hagans	May-09	Common Pleas Court, Franklin County, OH	Wrongful Death	Discovery Phase-trial scheduled August 2011
Martinez	May-09	US District Court, SD CA	Wrongful Death	Dismissed
Bartley	Jun-09	US District Court, ED LA	Wrongful Death	Dismissed
Sapinoso	Jul-09	CA Superior Court, Los Angeles, S Central Dist.	Wrongful Death	Dismissed
Abrahams	Jul-09	CA Superior Court, Yolo County	Wrongful Death	Discovery Phase-trial scheduled Oct — 2010
Humphreys	Oct-09	CA Superior Court, San Joaquin County	Wrongful Death	Pleading Phase
Forbes	Dec-09	US District Court, MS	Wrongful Death	Discovery Phase-trial scheduled Sep-2010
Terriquez	Feb-10	Superior Court of CA, Orange County	Wrongful Death	Pleading Phase
Rich	Feb-10	US District Court, Nevada	Wrongful Death	Pleading Phase
McKenzie	Feb-10	US Disctrict Court, ED CA	Wrongful Death	Pleading Phase
Turner	Feb-10	General Court of Justice, Superior Court Div, Mecklenburg County, NC	Wrongful Death	Pleading Phase
Dang	Mar-10	CA Superior Court, Orange County	Wrongful Death	Pleading Phase
Stewart	Oct-05	Circuit Court for Broward County, FL	Training Injury	Discovery Phase
Lewandowski	Jan-06	US District Court, NV	Training Injury	Motion Phase
Peterson	Jan-06	US District Court, NV	Training Injury	Dismissed
Husband	Mar-06	British Columbia Supreme Court, Canada	Training Injury	Discovery Phase
Perry	Jul-08	US District Court CO	Training Injury	Dismissed
Grable	Aug-08	FL 6th Judicial Circuit Court, Pinellas County	Training Injury	Discovery Phase
Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Discovery Phase
Bickle	Mar-09	18th Judicial District Court, Gallatin County, MT	Training Injury	Discovery Phase
Foley	Mar-09	US District Court, MA	Training Injury	Discovery Phase
Peppler	Apr-09	Circuit Court 5th Judicial Dist., Sumter City, FL	Training Injury	Discovery Phase
Kandt	Jun-09	US District Court, ND NY	Training Injury	Discovery Phase
Wieffenbach	Jun-06	Circuit Court of 12th Judicial District, Will County, II	Injury During Arrest	Dismissed
Payne	Oct-06	Circuit Court of Cook County, IL	Injury During Arrest	Dismissed
Butler	Sep-08	CA Superior Court, Santa Cruz County	Injury During Arrest	Motion Phase, trial scheduled Mar — 2010
Reston	Apr-09	Circuit Court 4th Judicial Dist., Duval Cty, FL	Injury During Arrest	Discovery Phase, trial scheduled Sep — 2010
Lucas	Jun-09	US District Court, ED CA	Injury During Arrest	Discovery Phase
Spence	Jul-09	CA Superior Court, Marin County	Injury During Arrest	Pleading Phase
Wheat	Jul-09	CA Superior Court, Los Angeles County	Injury During Arrest	Discovery Phase, trial scheduled Aug — 2010
Fahy	Dec-09	Circuit Court of City of St. Louis	Injury During Arrest	Discovery Phase
Tylecki	Jan-10	US District Court, DE	Injury During Arrest	Pleading Phase
Derbyshire	Nov-09	Ontario Superior Court of Justice	Officer Injury	Pleading Phase

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Litigation
In November 2006, we filed a lawsuit against the Chief Medical Examiner of Summit County, OH, in the Court of Common Pleas of Summit County Ohio, to seek the correction of erroneous cause of death determinations relating to autopsy reports prepared by medical examiner, Dr. Lisa Kohler, which determined that the TASER device was a contributing factor in the deaths of Richard Holcomb, Dennis Hyde and Mark McCullaugh. We asked the Court to order a hearing on the appropriate causes of death of Messrs. Hyde, Holcomb and McCullaugh, and to order changes in the medical examiner’s cause of death determinations for Messrs. Hyde, Holcomb and McCullaugh removing all references to any TASER device causing or contributing to the causes of death for Messrs. Hyde, Holcomb and McCullaugh. Defendant filed a motion to dismiss for lack of standing and that motion was denied by the Court in January 2007. The City of Akron joined this lawsuit as a co-plaintiff. This case went to trial in April 2008 and on May 2, 2008, the Court entered an order ruling in favor of TASER and the City of Akron and ordered the medical examiner to remove any reference to the TASER device as a cause of death and to change the manner of death for Holcomb and Hyde to accidental and for McCullaugh to undetermined. Defendant filed an appeal and on March 30, 2009, the Ohio’s 9th Judicial District Court of Appeals entered an order affirming the trial court’s order. On May 15, 2009, Defendant filed an appeal to the Ohio Supreme Court, and the Company and the City of Akron have filed responsive briefs. On August 28, 2009 the Ohio Supreme Court declined to hear Dr. Kohler’s appeal.
In January 2007, we filed a lawsuit in the U.S. District Court for Arizona against Stinger Systems, Inc. alleging patent infringement, patent false marking, and false advertising. Defendant filed an answer and counterclaim for false advertising and punitive damages. More specifically, the counterclaim seeks judgment; invalidating U.S. Patent 7,145,762; holding patent 7,145,762 not infringed; granting permanent injunction to prohibit false advertising and labeling; granting unspecified punitive damages for false advertising and/or unfair competition and injuries proximately caused; and to pay defendants reasonable attorneys’ fees. Discovery has begun and no trial date has been set. On February 2, 2009, the court issued an order based on a Markman hearing (patent claims construction hearing) held on May 7, 2008 in which the Court adopted TASER’s claim construction on the disputed patent claim term in TASER’s U.S. patent number 7,102,870 and all of TASER’s claim construction on all of the disputed patent claim terms in TASER’s U.S. patent number 7,234,262. In addition, the Court adopted TASER’s claim construction on one of the disputed patent claim terms in TASER’s U.S. patent number 6,999,295 and rejected both parties’ claim construction in the other disputed claim term in this patent. Discovery is ongoing and no trial date has been sent. Both parties have filed motions for summary judgment.
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
In December 2009 we filed a complaint in Maricopa County Superior Court, Arizona against Interwoven Inc. et. al. alleging breach of contract, misrepresentation and fraud for failure to comply with a settlement agreement regarding an e-discovery services dispute. Our complaint seeks compensatory damages, attorneys’ fees and costs. Defendant has filed a motion to compel arbitration which is pending.
In February 2010 we were served with a summons and complaint in the lawsuit entitled General Employment vs. TASER International, Inc. which was filed in Arizona Superior Court for Maricopa County alleging breach of contract of a recruiting contract and seeking money damages, including attorney’s fees and costs. We have filed an answer to this complaint. Discovery has begun and no trial date has been set.
General
From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. After carefully assessing the claim, and assuming we determine that we are not at fault, we vigorously defend and pursue any lawsuit filed against or by the Company. Although we do not expect the outcome in any pending individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition. In addition, the Company has seven lawsuits where the costs of legal defense incurred are in excess of its liability insurance deductibles. As of December 31, 2009, the Company has been fully reimbursed by its insurance company for these legal costs. The Company may settle a lawsuit in situations where a settlement can be obtained for nuisance value and for an amount that is expected to be less than the cost of defending a lawsuit. The number of product liability lawsuits dismissed includes a small number of police officer training injury lawsuits that were settled by the Company and dismissed in cases where the settlement economics to the Company were significantly less than the cost of litigation. Due to the confidentiality of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not identify or comment on which specific lawsuits have been settled or the amount of any settlement.
d. Employment Agreements
The Company has employment agreements with its Chairman, Chief Executive Officer, Chief Strategy Officer, President-Hardware Group, Chief Financial Officer, Vice President of Research and Development, Vice President Operations and Executive Vice President of Human Capital. The Company may terminate the agreements with or without cause. Should the Company terminate the agreements without cause, or upon a change of control of the Company or death of the employee, the employees are entitled to additional compensation. Under these circumstances, these officers and employees may receive the amounts remaining under their contracts upon termination, which would total $1.7 million in the aggregate at December 31, 2009.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Income Taxes
Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2009	2008
Deferred income tax assets
Net operating loss carryforward	$92,262	$4,114,090
Deferred revenue	1,898,388	1,379,071
Reserves and accruals	1,326,190	1,132,988
Non-employee stock option expense	313,631	312,218
Non-qualified stock option expense	1,535,105	587,795
Capitalized R&D	12,982,041	6,718,001
Minimum tax credit carryforward	1,555,075	1,111,541
R&D tax credit	3,787,498	4,361,353
Inventory costs capitalized	422,839	—

Deferred income tax assets	23,913,029	19,717,057

Deferred income tax liabilities
Depreciation	(4,134,443)	(1,183,910)
Amortization	(110,799)	(76,296)
Change in inventory accounting method	(222,779)	—

Deferred income tax liabilities	(4,468,021)	(1,260,206)

Net deferred income tax assets before valuation allowance	19,445,008	18,456,851
Less: Valuation allowance	—	(200,000)

Net deferred income tax assets	$19,445,008	$18,256,851

Reported as:
Current deferred tax assets	$8,447,915	$9,430,073
Long-term deferred tax assets	10,997,093	8,826,778

	$19,445,008	$18,256,851

In July 2000, the Company granted 136,364 warrants to acquire Company stock at an exercise price of $0.55 per share to a member of its Board of Directors as additional consideration for a $1.5 million loan. In October 2004, the stock warrants were exercised with an intrinsic value of $5,233,650. The Board member was incorrectly provided tax forms that indicated the award was taxable income to him. The Company included the $5,233,650 as stock compensation expense in its 2004 tax return and, because the Company had a net operating loss carryforward, recorded a $2,014,955 deferred tax asset on the balance sheet and a corresponding increase to additional paid in capital. The Company’s 2004 tax return was audited by the IRS in 2007 with no adjustment made to the stock compensation expense deduction recorded by the Company. During a tax examination of the Board member’s tax return it was determined that the exercise of the warrant should not have created taxable income and that the inclusion of the intrinsic value of the warrant in the director’s Form 1099 was in fact, an error. Accordingly, in the second quarter of 2008, the Company reduced its deferred tax asset balance and additional paid in capital by $2,014,955. The adjusting entry was a balance sheet only adjustment and had no impact on retained earnings and was not considered material to the associated account balances or the balance sheet as a whole.
The Company fully utilized its remaining federal NOL for financial reporting purposes of $10.0 million during 2009. The federal NOL for tax purposes remaining at December 31, 2009 is estimated to be $7.0 million after current year utilization and differs from the NOL for financial reporting purposes as a result of stock compensation deductions. The Company recognizes the income tax benefits associated with certain stock compensation deductions only when such deductions produce a reduction to the company’s actual tax liability. Accordingly, in 2009 the Company recognized a cash tax benefit of $32,000 attributable to stock compensation deductions, which was recorded as a credit to additional paid in capital. The Company’s federal NOL carryforward expires in 2024. The Company’s remaining deferred tax assets of $92,000 related to state NOL’s expire at various dates beginning in 2014 through 2025. The Company has federal and Arizona state research and development credit carryovers of $1.6 million and $2.2 million, respectively which expire at various dates beginning in 2023 for federal purposes and 2018 for state purposes. The Company has a minimum tax credit carryover of $1.6 million which does not expire.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In preparing the Company’s consolidated financial statements, management has assessed the likelihood that its deferred income tax assets will be realized from future taxable income. In evaluating the ability to recover its deferred income tax assets, management considers all available evidence, positive and negative; including the Company’s operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred income tax assets will not be realized. Management exercises significant judgment in determining the Company’s provisions for income taxes, its deferred income tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred income tax assets. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. During 2009, management determined that it was more likely than not that its net operating loss carryforwards for the state of Arizona, which would have expired in 2009, would be fully realized. Accordingly, the valuation allowance of $200,000 the Company carried against its deferred tax assets as of December 31, 2008, was reversed with the benefit recognized during 2009 as a reduction of the current-year effective tax rate. Management believes that, other than as previously described, as of December 31, 2009, based on an evaluation and projections of future sales and profitability, no other valuation allowance was deemed necessary as management concluded that it is more likely than not that the Company’s net deferred income tax assets will be realized. However, the deferred tax asset could be reduced in the near-term if estimates of future taxable income during the carryforward period are reduced.
Significant components of the provision (benefit) for income taxes are as follows:

	For the Year Ended December 31,
	2009	2008	2007
Current
Federal	$417,722	$414,094	$518,682
State	290,215	239,539	49,226

Total Current	707,937	653,633	567,908

Deferred
Federal	(427,332)	2,520,677	6,014,663
State	(760,825)	(460,054)	(182,880)

Total Deferred	(1,188,157)	2,060,623	5,831,783

Tax provision recorded as an increase in liability for unrecorded tax benefits	572,699	592,007	1,100,073

Provision for income taxes	$92,479	$3,306,263	$7,499,764

A reconciliation of the Company’s effective income tax rate to the federal statutory rate follows:

	For the Year Ended December 31,
	2009	2008	2007

Federal income tax at the statutory rate	31,981	2,430,156	7,884,184
State income taxes, net of federal benefit (a)	(502,186)	333,279	810,945
Permanent differences (b)	1,097,908	853,450	813,184
Research and development	(990,867)	(729,047)	(3,108,621)
Change in liability for unrecognized tax benefits	572,699	592,007	1,100,073
Change in valuation allowance	(200,000)	(48,603)	—
Other	82,944	(124,979)	—

Income tax expense	92,479	3,306,263	7,499,764

Effective tax rate	101.2%	47.6%	33.3%

a)	The 2009 credit provision for the state income taxes is primarily driven by current year utilization of Arizona research and development tax credits.

b)	Permanent differences include certain expenses which are not deductible for tax purposes including lobbying fees and stock-based compensation expense related to incentive stock options.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company has completed research and development tax credit studies which identified approximately $5.9 million in tax credits for Federal and Arizona income tax purposes related to the 2003 through 2009 tax years, net of the federal benefit on the Arizona research and development tax credits. Management has made the determination that it is more likely than not that the full benefit of the research and development tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $2.2 million as of December 31, 2009. Also included in the liability for unrecongnized tax benefits, management accrued approximately $106,000 for estimated uncertain tax positions related to certain state income tax liabilities. As of December 31, 2009, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $2.3 million be recognized, the Company’s effective tax rate would be favorably impacted.
The following presents a rollforward of our liability for unrecognized tax benefits as of December 31:

	2009	2008

Balance at January 1,	$1,692,080	$1,100,073
Increase in prior year tax positions	—	—
Increase in current year tax positions	477,717	640,850
Increase (decrease) related to adjustment of previous estimates of activity	94,982	(48,843)
Decrease related to settlements with taxing authorities	—	—
Decrease related to lapse in statute of limitations	—	—

Balance at December 31,	$2,264,779	$1,692,080

An examination by the United States Internal Revenue Service (the “IRS”) for 2006 was concluded in the third quarter of 2008 with no significant adjustment required by the IRS. Federal income tax returns for 2006, 2007and 2008 remain open to examination by the IRS, while state and local income tax returns for 2002 through 2008 also remain open to examination.
9. Line of Credit
The Company has a line of credit agreement with a total availability facility of $10 million. The line is secured primarily by the Company’s accounts receivable and inventory and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The availability under this line is computed on a monthly borrowing base, which is based on the Company’s eligible accounts receivable and inventory. The line of credit matures on June 30, 2010 and requires monthly payments of interest only. The Company expects to renew the line on similar terms upon its maturity. At December 31, 2009, there was no amount outstanding under the line of credit and the available borrowing under the existing line of credit was $10.0 million. There were no borrowings under the line during the year ended December 31, 2009.
The Company’s agreement with the bank requires the Company to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed coverage charge ratio can be no less than 1.25:1, based upon a trailing twelve month period. At December 31, 2009, the Company’s tangible net worth ratio was .18:1 and its fixed charge coverage ratio was 3.96:1. At December 31, 2009, the Company was in compliance with the covenants.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Stockholders’ Equity
a. Common Stock and Preferred Stock
The Company has authorized the issuance of two classes of stock designated as “common stock” and “preferred stock,” each having a par value of $0.00001 per share. The Company is authorized` to issue is 200 million shares of common stock and 25 million shares of preferred stock.
b. Stock Repurchase
In April 2008, TASER’s Board of Directors authorized a stock repurchase program to acquire up to $12.5 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. During 2008, the Company repurchased 1.79 million shares at a weighted average cost of $6.98 per share and a total cost of $12.5 million.
c. Stock Option Plans
The Company has historically issued stock options to various equity owners and key employees as a means of attracting and retaining quality personnel. The option holders have the right to purchase a stated number of shares at the market price on the grant date. The options issued under the Company’s 1999 Stock Option Plan (the “1999 Plan”) generally vest over a three-year period and have a contractual maturity of ten years. The options issued under the Company’s 2001 Stock Option Plan (the “2001 Plan”) generally vest over a three-year period and have a contractual maturity of ten years. The options issued under the Company’s 2004 Stock Option Plan (the “2004 Plan”) generally vest over a three-year period and have a contractual maturity of ten years, however the majority of options issued under this plan within fiscal 2005 had vesting terms of one year. The shares issuable under each of the plans were registered on Form S-8 with the United States Securities and Exchange Commission.
On March 31, 2009, the Company’s Board of Directors approved, subject to stockholder approval, the 2009 Stock Incentive Plan (“the 2009 Plan”), under which the Company reserved 1,000,000 shares of common stock available for future grants. The 2009 Stock Incentive Plan was approved at the Annual Meeting of Stockholders on May 28, 2009. Options issued under the 2009 Plan generally vest over a three-year period and have a contractual maturity of ten years.
The total number of shares registered under these plans was as follows: 9,952,500 under the 1999 Plan, 6,600,000 under the 2001 Plan, 6,800,000 under the 2004 Plan and 1,000,000 under the 2009 Plan. These plans provide for officers, key employees, directors and consultants to receive nontransferable stock options to purchase an aggregate of 24,352,500 shares of the Company’s common stock. As of December 31, 2009, 1,708,192 options remain available for future grants.
Stock Option Activity
A summary of the Company’s stock options at December 31, 2009, 2008 and 2007 and for the years then ended is presented in the table below:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Options outstanding, beginning of year	9,108,930	$5.87	5,234,072	$6.06	5,902,182	$5.13
Granted	551,270	$4.56	4,285,671	$5.38	533,404	$10.42
Exercised	(323,351)	$0.48	(323,409)	$1.06	(1,107,574)	$2.84
Expired/terminated	(556,782)	$6.36	(87,404)	$11.29	(93,940)	$10.52

Options outstanding, end of year	8,780,067	$5.94	9,108,930	$5.87	5,234,072	$6.06

Exercisable at end of year	5,988,159	$6.23	4,901,483	$6.02	4,683,066	$5.58

Options available for grant at end of year	1,708,192		702,680		4,900,947

Weighted average fair value of options granted during the year		$2.56		$2.89		$5.22

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2009:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number	Exercise	Contractual	Number	Exercise
Range of Exercise Price	Outstanding	Price	Life Life	Exercisable	Price
$0.28 – $0.99	673,241	$0.36	3.1	673,241	$0.36
$1.03 – $2.41	817,578	$1.57	2.5	817,578	$1.57
$3.53 – $9.93	6,403,828	$6.12	7.4	3,698,919	$6.83
$10.07 – $19.76	831,020	$12.18	5.7	744,021	$12.31
$20.12 – $29.98	54,400	$24.32	4.4	54,400	$24.32

$0.28 – $29.98	8,780,067	$5.94	6.5	5,988,159	$6.23

The total fair value of options exercisable was approximately $19.3 million, $15.4 million, and $13.6 million at December 31, 2009, 2008 and 2007, respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2009 was $5.3 million and $5.1 million, respectively. The aggregate intrinsic value of unvested options at December 31, 2009 was approximately $203,000. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $4.38 as of December 31, 2009, and the exercise price of the option multiplied by the number of options outstanding. Total intrinsic value of options exercised was $1.3 million, $2.4 million, and $9.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.
At December 31, 2009, the Company had 2,791,908 unvested options outstanding with a weighted average exercise price of $5.34 per share, weighted average fair value of $2.84 per share and weighted average remaining contractual life of 8.7 years. Of the unvested options outstanding at December 31, 2009, the Company expects that 2,673,810 options will ultimately vest based on its historical experience.
Stock-based Compensation Expense
The Company accounts for share-based compensation using the fair-value method. Reported share-based compensation was classified as follows for the years ended December 31:

	2009	2008	2007
Stock-based compensation was allocated as follows:
Indirect manufacturing expense	$349,243	$257,964	$187,585
Sales, general and administrative expenses	3,218,735	1,552,411	986,616
Research and development expenses	1,420,859	613,510	213,765

	$4,988,837	$2,423,885	$1,387,966

As of December 31, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $8.0 million, which is expected to be recognized over a total weighted average period of approximately 12 months. Approximately $4.7 million of this expense is expected to be recognized in 2010.
Total share-based compensation expense recognized in the statement of operations for the years ended December 31, 2009, 2008 and 2007 includes $2,550,000, $1,438,000 and $1,094,000, respectively, related to Incentive Stock Options (“ISO“s) for which no tax benefit is recognized. The total deferred tax benefits related to non-qualified stock options were approximately $1.5 million and $0.6 million for the years ended December 31, 2009 and 2008, respectively. In 2009 the Company recorded a tax benefit of $32,000 to offset taxes payable related to the non-qualified disposition of ISOs exercised and sold. The total unrecognized tax benefit related to the non-qualified disposition of stock options in 2009, 2008 and 2007 was approximately $1.3 million, $1.2 million and $3.0 million, respectively.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company granted 825,800 performance-based stock options in 2008 and the first half of 2009, the vesting of which is contingent upon the achievement of certain performance criteria related to the successful and timely development and market acceptance of future product introductions, as well as the future operating performance of the Company. Compensation expense is recognized over the implicit service period (the date the performance condition is expected to be achieved) based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. During 2009, 106,700 of these options were forfeited. Of the remaining 719,100 outstanding options, 286,708 options are exercisable and 432,392 are unvested. The fair value of the unvested performance-based options outstanding and still expected to vest was estimated to be $1.1 million. The Company recognized $0.8 million, and $0.1 million of related stock based compensation expense during 2009 and 2008, respectively.
11. Related Party Transactions
Aircraft charter
The Company reimburses Thomas P. Smith, Chairman of the Company’s Board of Directors, and Patrick W. Smith, Chief Executive Officer, for business use of their personal aircraft. For the years ended December 31, 2009, 2008 and 2007, the Company incurred expenses of approximately $274,000, $197,000, and $394,000, respectively, to Thomas P. Smith. For the years ended December 31, 2009, 2008, and 2007, the Company incurred expenses of approximately $10,000, $107,000 and $54,000, respectively, to Patrick W. Smith. At December 31, 2009 and 2008, the Company had outstanding payables of approximately $15,000 and $0, respectively, to Thomas P. Smith. At December 31, 2009 and 2008, the Company had no outstanding payables due to Patrick W. Smith. Management believes that the rates charged by Thomas P. Smith and Patrick W. Smith are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
TASER Foundation
In November 2004, the Company established the TASER Foundation. The TASER Foundation is an Internal Revenue Code Section 501(c)(3) non-profit corporation and has been granted tax exempt status by the IRS. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Over half of the initial $1 million endowment was contributed directly by the Company’s employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the years ended December 31, 2009, 2008 and 2007, the Company incurred approximately $265,000, $233,000, and $179,000, respectively, in such administrative costs. For the years ended December 31, 2009, 2008 and 2007, the Company contributed $35,000, $25,000, and $300,000, respectively, to the TASER Foundation. At December 31, 2009, the Company had approximately $1,200 in accrued salaries payable to the Foundation. At December 31, 2008, the Company had no outstanding payable amounts to the Foundation.
Consulting services
The Company engages Mark Kroll, a member of the Board of Directors, to provide consulting services. The expenses related to these services for the years ended December 31, 2009, 2008 and 2007 were approximately $251,000, $293,000, and $227,000, respectively. At December 31, 2009 and 2008, the Company had accrued liabilities of approximately $14,000 and $23,000, respectively, related to these services.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Settlement agreement
On May 15, 2009, Bruce and Donna Culver, husband and wife (the “Culvers”), and the Company, entered into a settlement and release agreement (the “Agreement”), the background and material terms of which are described below. Mr. Culver has served as a director of the Company since January 1994. In addition, he currently chairs the Nominating Committee of the Board.
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
The parties entered into the Agreement to settle any disputes that the Culvers might have with the Company in connection with the original Form 1099 that was issued in October 2004 and the Culvers’ resulting tax liability. Pursuant to the Agreement, the Company agreed to pay the Culvers $350,000 upon execution in exchange for a full release, which is recorded in sales, general and administrative expense for the year ended December 31, 2009. The Agreement also contains a claw-back provision, pursuant to which the Culvers agreed to pay to the Company the amount of any refund they receive from the federal government and/or the State of California, up to the $350,000 amount of the settlement payment. The Culvers will be entitled to keep 100% of any refund(s) they receive in excess of $350,000. As of December 31, 2009 the Culvers had not received any tax refunds, however a refund was received in February 2010. The Company will record the $350,000 due under the claw-back provision as income once the cash has been received.
12. Employee Benefit Plan
The Company has a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $16,500 in 2009. The Company matches 100% of the first 3% of eligible compensation contributed to the Plan by each participant and 50% of the next 2% of eligible compensation contributed to the Plan by each participant. Beginning January 1, 2008, the Company’s matching contributions are immediately vested. The Company’s matching contributions to the Plan for the years ended December 31, 2009, 2008 and 2007 were approximately $475,000, $398,000, and $250,000, respectively. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.
13. Subsequent events
On January 13, 2010, the Company entered into a Joint Venture agreement with RouteCloud LLC to establish TASER Protector Group to exclusively develop, market, sell and support a new suite of products that give parents the ability to manage their children’s mobile phone usage and driving behaviors though a simple to use interface on a mobile phone, computer or TV. Under the agreement the Company will provide RouteCloud development funding up to $1.725 million ($0.3 million of which was funded in the fourth quarter of 2009 under a letter of understanding between the parties) and will provide various marketing and administrative support functions upon launch of the products. RouteCloud is responsible for development of all products as well as various administrative, finance and billing functions. The Company has also received warrants to purchase non-voting membership interests constituting 20% (subject to anti-dilution provisions) of RouteCloud’s equity for an aggregate exercise price of $1.0 million. If unexercised, the warrants terminate one year after the first Protector Product launch. Should the Company exercise the warrants, the Company is entitled to one board seat on RouteCloud’s Board of Directors.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Selected Quarterly Financial Data (unaudited)
Selected quarterly financial data for years ended December 31, 2009 and 2008 follows (in thousands except for per share data):

	Quarter Ended
	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009	Dec. 31, 2009
			(a)	(a)
Net sales	$24,604,780	$21,833,398	$23,310,457	$34,502,925
Gross margin	$14,629,251	$13,738,728	$13,265,812	$21,768,618
Net income (loss)	$(467,759)	$(723,404)	$(3,176,016)	$4,366,073
Basic net income (loss) per share	$(0.01)	$(0.01)	$(0.05)	$0.07
Diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.05)	$0.07

	Quarter Ended
	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008

Net sales	$22,486,504	$21,101,309	$22,859,459	$26,398,218
Gross margin	$12,763,318	$13,605,023	$13,894,793	$16,741,093
Net income — Note (b)	$1,216,587	$(2,015,736)	$650,377	$3,785,813
Basic net income per share	$0.02	$(0.03)	$0.01	$0.06
Diluted net income per share	$0.02	$(0.03)	$0.01	$0.06

a)	For the quarter ended September 30, 2009, the Company deferred $3.5 million of revenue from X26 sales related to a trade-in program allowing agencies to upgrade to the TASER X3. The deferred revenue of $3.5 million was subsequently recognized in the quarter ended December 31, 2009 either when the trade-in occurred or upon the expiration of the offer on December 31, 2009.

b)	For the quarter ended June 30, 2008, the Company recorded a $5.2 million non-cash charge for punitive damages following an adverse jury verdict in a litigation trial. The $5.2 million was reversed in the fourth quarter of 2008 following a court order that all punitive damages be disregarded. Refer to Note 7c.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
TASER International, Inc.
We have audited the accompanying consolidated balance sheets of TASER International, Inc. (a Delaware corporation) and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic financial statements included the supplementary financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TASER International, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TASER International, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2010, expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Phoenix, Arizona
March 15, 2010

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
Evaluation of disclosure controls and procedures
As of the end of the period covered by this Annual Report on Form 10-K, we evaluated under the supervision of our CEO and our CFO, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our CEO and our CFO have concluded that as of December 31, 2009 our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.
Management report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:
(i)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
Management assessed our internal control over financial reporting as of December 31, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our Internal Audit organization.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
Our independent registered public accounting firm, Grant Thornton LLP, who also audited our consolidated financial statements, assessed the effectiveness of our internal control over financial reporting. Grant Thornton LLP has issued their attestation report, which is included herein.
Changes in internal control over financial reporting
During the three months ended December 31, 2009, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
TASER International, Inc.
We have audited TASER International, Inc. (a Delaware Corporation) and subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TASER International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management report on internal control over financial reporting” in Item 9A, Controls and Procedures. Our responsibility is to express an opinion on TASER International Inc.’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, TASER International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TASER International, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 15, 2010, expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Phoenix, Arizona
March 15, 2010

Item 9B.	Other Information
Item 1.01 Entry into a Material Definitive Agreement
On January 13, 2010, the Company entered into a Joint Venture Agreement (the “Protector Group Agreement”) with William D. Kennedy, WDK Enterprises, LLC, and RouteCloud, LLC (“RouteCloud”) to establish TASER Protector Group to exclusively develop, market, sell and support a new suite of products that give parents the ability to manage their children’s mobile phone usage and driving behaviors though a simple to use interface on a mobile phone, computer or TV. Under the Protector Group Agreement the Company will provide RouteCloud development funding up to $1.725 million and will provide various marketing and administrative support functions upon launch of the products. RouteCloud is responsible for development of all products as well as various administrative, finance and billing functions. Royalty revenue will be split between the Company and RouteCloud. The Company has also received warrants to purchase non-voting membership interests constituting 20% (subject to anti-dilution provisions) of RouteCloud’s equity for $1.0 million. If unexercised, the warrants terminate one year after the first Protector Product Launch. Should the Company exercise the warrants, the Company is entitled to one board seat on RouteCloud’s Board of Directors.
A copy of the Protector Group Agreement is filed as Exhibit 10.19 to this Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders (the 2010 Proxy Statement) which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2009.

Item 11.	Executive Compensation
The information required to be disclosed by this item is incorporated herein by reference to our 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be disclosed by this item is incorporated herein by reference to our 2010 Proxy Statement.
Equity Compensation Plan Information
The following table provides details of our equity compensation plans at December 31, 2009:

Number of
	Number of	Securities
	Securities	to be Issued upon		Number of
	Authorized for	Exercise of	Weighted Average	Securities
	Issuance	Outstanding	Exercise Price of	Remaining
	Under the	Options,	Outstanding	Available for
Plan Category	Plan	Warrants or Rights	Options	Future Issuance
Equity compensation plans approved by security holders	24,352,500	8,780,067	$5.94	1,708,192
Equity compensation plans not approved by security holders	—	—	$—	—

Total	24,352,500	8,780,067	$5.94	1,708,192

Refer to note 10(c) to the consolidated financial statements in Part II, Item 8 of this annual report for more information on the Company’s equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required to be disclosed by this item is incorporated herein by reference to our 2010 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required to be disclosed by this item is incorporated by reference to our 2010 Proxy Statement.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:

1.	Consolidated financial statements:

All consolidated financial statements as set forth under Part II, Item 8 of this report.

2.	Supplementary Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts
Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

3. Exhibits:

Exhibit
Number		Description

3.1		Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
3.2		Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
3.3		Certificate of Amendment to Certificate of Incorporation dated September 1, 2004 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB, filed March 31, 2005)
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.1	*
Executive Employment Agreement with Patrick W. Smith, dated July 1, 1998 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.2	*
Executive Employment Agreement with Thomas P. Smith, dated November 15, 2000 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.3	*
Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.4	*
Form of Indemnification Agreement between the Company and its officers (incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.5	*	1999 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.6	*	2001 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.7
Form of Sales Representative Agreement with respect to services by and between the Company and Sales Representatives (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 18, 2002)

10.8	*	Executive Employment Agreement with Douglas E. Klint, dated December 15, 2002 (incorporated by referenced to Exhibit 10.17 to the Annual Report on Form 10-KSB, filed March 14, 2003)
10.9		Credit Agreement dated June 22, 2004, between the Company and Bank One (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.10		Amendment to Credit Agreement dated as of October 31, 2006 between the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.17 to Form 8-K, filed November 1, 2006)
10.11	*	Executive Employment Agreement with Daniel Behrendt, dated April 28, 2004 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.12	*	2004 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.13	*	2004 Outside Director Stock Option Plan, as amended. (incorporated by reference to exhibit 10.16 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.14		2009 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s 2009 Proxy Statement, filed April 15, 2009)
10.15		Agreement with Automation Tooling Systems Inc. for purchase of equipment (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q, filed August 9, 2007)
10.16	*	Executive Employment Agreement with Steven Mercier, dated February 11, 2008 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K, filed February 29, 2008)
10.17	*	Executive Employment Agreement with Jas Dhillon, dated August 1, 2008 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on March 16, 2009)
10.18		Settlement and Release Agreement with Bruce and Donna Culver, dated May 15, 2009 (incorporated by reference to Exhibit 10.1 to Quarterly report on Form 10-Q, filed August 7, 2009)
10.19		Joint Venture Agreement with RouteCloud LLC, William D. Kenedy and WDK Enterprises, LLC, dated January 13, 2010
14.1		Code of Business Conduct and Ethics, as adopted by the Company’s Board of Directors (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB, filed March 31, 2005)
21.1		List of Subsidiaries
23.1		Consent of Grant Thornton, LLP, independent registered public accounting firm
31.1		Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2		Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.0		Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
TASER INTERNATIONAL, INC.
Date: March 15, 2010

By:	/s/ PATRICK W. SMITH
Chief Executive Officer

Date: March 15, 2010

By:	/s/ DANIEL M. BEHRENDT
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

Date

/s/ PATRICK W. SMITH Patrick W. Smith	Director	March 15, 2010

/s/ THOMAS P. SMITH Thomas P. Smith	Director	March 15, 2010

/s/ MATTHEW R. MCBRADY Matthew R. McBrady	Director	March 15, 2010

/s/ BRUCE R. CULVER Bruce R. Culver	Director	March 15, 2010

/s/ JUDY MARTZ Judy Martz	Director	March 15, 2010

/s/ MARK W. KROLL Mark W. Kroll	Director	March 15, 2010

/s/ MICHAEL GARNREITER Michael Garnreiter	Director	March 15, 2010

/s/ JOHN S. CALDWELL John S. Caldwell	Director	March 15, 2010

/s/ RICHARD H. CARMONA Richard H. Carmona	Director	March 15, 2010

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged	Charged to		Balance
	beginning	to costs	other		at end of
Description	of period	and expenses	accounts	Deductions	period

Allowance for doubtful accounts

Year ended December 31, 2009	$200,000	$82,251	$	$(82,251)	$200,000

Year ended December 31, 2008	$189,977	$78,010	$	$(67,987)	$200,000

Year ended December 31, 2007	$110,052	$80,835	$—	$(910)	$189,977

Allowance for excess and obsolete inventory

Year ended December 31, 2009	$129,900	$821,983	$—	$(477,809)	$474,074

Year ended December 31, 2008	$320,555	$640,655	$—	$(831,310)	$129,900

Year ended December 31, 2007	$223,201	$206,335	$—	$(108,981)	$320,555

Warranty Reserve

Year ended December 31, 2009	$615,031	$92,278	$—	$(337,998)	$369,311

Year ended December 31, 2008	$919,254	$368,521	$—	$(672,744)	$615,031

Year ended December 31, 2007	$713,135	$1,030,291	$—	$(824,172)	$919,254

Exhibit
Number		Description

3.1		Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
3.2		Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
3.3		Certificate of Amendment to Certificate of Incorporation dated September 1, 2004 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB, filed March 31, 2005)
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.1	*
Executive Employment Agreement with Patrick W. Smith, dated July 1, 1998 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.2	*
Executive Employment Agreement with Thomas P. Smith, dated November 15, 2000 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.3	*
Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.4	*
Form of Indemnification Agreement between the Company and its officers (incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.5	*	1999 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.6	*	2001 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.7
Form of Sales Representative Agreement with respect to services by and between the Company and Sales Representatives (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 18, 2002)

10.8	*	Executive Employment Agreement with Douglas E. Klint, dated December 15, 2002 (incorporated by referenced to Exhibit 10.17 to the Annual Report on Form 10-KSB, filed March 14, 2003)
10.9		Credit Agreement dated June 22, 2004, between the Company and Bank One (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.10		Amendment to Credit Agreement dated as of October 31, 2006 between the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.17 to Form 8-K, filed November 1, 2006)
10.11	*	Executive Employment Agreement with Daniel Behrendt, dated April 28, 2004 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.12	*	2004 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.13	*	2004 Outside Director Stock Option Plan, as amended. (incorporated by reference to exhibit 10.16 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.14		2009 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s 2009 Proxy Statement, filed April 15, 2009)
10.15		Agreement with Automation Tooling Systems Inc. for purchase of equipment (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q, filed August 9, 2007)
10.16	*	Executive Employment Agreement with Steven Mercier, dated February 11, 2008 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K, filed February 29, 2008)
10.17	*	Executive Employment Agreement with Jas Dhillon, dated August 1, 2008 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on March 16, 2009)
10.18		Settlement and Release Agreement with Bruce and Donna Culver, dated May 15, 2009 (incorporated by reference to Exhibit 10.1 to Quarterly report on Form 10-Q, filed August 7, 2009)
10.19		Joint Venture Agreement with RouteCloud LLC, William D. Kenedy and WDK Enterprises, LLC, dated January 13, 2010
14.1		Code of Business Conduct and Ethics, as adopted by the Company’s Board of Directors (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB, filed March 31, 2005)
21.1		List of Subsidiaries
23.1		Consent of Grant Thornton, LLP, independent registered public accounting firm
31.1		Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2		Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.0		Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement