Form 10-Q
period 2010-03-31
TASER INTERNATIONAL INC
filed 2010-05-10
CIK 1069183

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 62,576,262 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of May 4, 2010.

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2010
Items 2, 3 and 4 are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
TASER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$37,425,947	$45,505,049
Accounts receivable, net of allowance of $200,000 at March 31, 2010 and December 31, 2009, respectively	15,811,319	15,384,993
Inventory	17,687,918	15,085,750
Prepaids and other assets	3,095,368	1,461,539
Deferred income tax assets, net	8,483,898	8,447,915

Total current assets	82,504,450	85,885,246
Property and equipment, net	39,522,372	38,673,065
Deferred income tax assets, net	10,997,093	10,997,093
Intangible assets, net	2,801,583	2,765,701
Other long-term assets	97,320	104,812

Total assets	$135,922,818	$138,425,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,437,903	$6,357,195
Accrued liabilities	4,332,895	4,252,577
Current portion of deferred revenue	2,889,682	2,819,155
Customer deposits	334,888	355,926

Total current liabilities	9,995,368	13,784,853
Deferred revenue, net of current portion	4,519,355	4,675,089
Liability for unrecorded tax benefits	2,255,912	2,264,779

Total liabilities	16,770,635	20,724,721

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized; no shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	—	—

Common stock, $0.00001 par value per share; 200 million shares authorized; 62,576,262 and 62,119,063 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	646	642
Additional paid-in capital	94,806,591	92,839,165
Treasury stock, 2,091,600 shares at March 31, 2010 and December 31, 2009, respectively	(14,708,237)	(14,708,237)
Retained earnings	39,077,021	39,569,626
Accumulated other comprehensive income/(loss)	(23,838)	—

Total stockholders’ equity	119,152,183	117,701,196

Total liabilities and stockholders’ equity	$135,922,818	$138,425,917

The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
Net sales	$23,843,901	$24,604,780

Cost of products sold:
Direct manufacturing expense	7,260,048	6,904,667
Indirect manufacturing expense	3,093,432	3,070,862

Total cost of products sold	10,353,480	9,975,529

Gross margin	13,490,421	14,629,251

Sales, general and administrative expenses	10,299,154	11,448,923
Research and development expenses	4,139,916	4,197,969

Loss from operations	(948,649)	(1,017,641)

Interest and other income, net	7,899	94,675

Loss before benefit for income taxes	(940,750)	(922,966)
Benefit for income taxes	(448,145)	(455,207)

Net loss	$(492,605)	$(467,759)

Loss per common and common equivalent shares
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average number of common and common equivalent shares outstanding
Basic	62,332,170	61,832,808
Diluted	62,332,170	61,832,808
The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009

Cash Flows from Operating Activities:
Net loss	$(492,605)	$(467,759)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	1,540,157	714,806
Loss on disposal of fixed assets	11,932	34,437
Provision for excess and obsolete inventory	281,022	34,608
Provision for warranty	84,224	142,070
Stock-based compensation expense	1,009,594	1,375,036
Deferred income taxes	(35,983)	(150,161)
Liability for unrecorded tax benefits	(8,867)	(24,030)
Change in assets and liabilities:
Accounts receivable	(449,412)	4,486,431
Inventory	(2,883,190)	3,105,410
Prepaids and other assets	(1,626,337)	589,104
Accounts payable and accrued liabilities	(3,990,217)	136,095
Deferred revenue	(85,207)	518,998
Customer deposits	(21,038)	31,661

Net cash (used) provided by operating activities	(6,665,927)	10,526,706

Cash Flows from Investing Activities:
Proceeds from maturity of investments	—	2,500,000
Purchases of property and equipment	(2,310,766)	(1,588,854)
Purchases of intangible assets	(59,493)	(104,094)

Net cash (used) provided by investing activities	(2,370,259)	807,052

Cash Flows from Financing Activities:
Proceeds from options exercised	957,836	50,269

Net cash provided by financing activities	957,836	50,269

Effect of exchange rate change on cash and cash equivalents	(752)	—
Net decrease in cash and cash equivalents	(8,078,350)	11,384,027
Cash and cash equivalents, beginning of period	45,505,049	46,880,435

Cash and cash equivalents, end of period	$37,425,947	$58,264,462

Supplemental Disclosure:
Cash paid for income taxes — net	$425,511	$440,685
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
The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, TASER International Europe SE (“TASER Europe”). TASER Europe was established in 2009 to facilitate sales and provide customer service to our customers in the European region. All material intercompany accounts, transactions, and profits have been eliminated.
a. Basis of presentation, preparation and use of estimates
The accompanying unaudited consolidated financial statements of TASER include all adjustments (consisting only of normal recurring accruals) which in the opinion of management are necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of March 31, 2010 and for the three months ended March 31, 2010 and 2009. The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted from these unaudited consolidated financial statements in accordance with applicable rules. The results of operations for the three month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year (or any other period) and all results of operations included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
b. Segment information and major customers
Management has determined that its operations are comprised of one reportable segment. For the three months ended March 31, 2010 and 2009, sales by geographic area were as follows:

	Three Months Ended March 31,
	2010	2009

United States	75%	60%
Other Countries	25%	40%

Total	100%	100%

Sales to customers outside of the United States are typically denominated in U.S. dollars and are attributed to each country based on the billing address of the distributor or customer. For the three months ended March 31, 2010, no individual country outside of the U.S. represented a material amount of total net sales. For the three months ended March 31, 2009, sales to the UK and Brazil represented approximately 20% and 10% of the Company’s total net sales, respectively. Substantially all assets of the Company are located in the United States.
In the three months ended March 31, 2010, one distributor represented approximately 10% of total net sales. In the three months ended March 31, 2009, two distributors represented approximately 20% and 10% of total net sales, respectively. At March 31, 2010, the Company had receivables from one customer comprising 18% of its aggregate accounts receivable balance. At December 31, 2009, the Company had receivables from one customer comprising 13% of its aggregate accounts receivable balance. These customers are unaffiliated distributors of the Company’s products.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
c. Loss per common share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented. Diluted loss per share reflects the potential dilution that could occur if outstanding stock options were exercised. The calculation of the weighted average number of shares outstanding and earnings per share are as follows:

	For the Three Months Ended March 31,
	2010	2009

Numerator for basic and diluted loss per share
Net loss	$(492,605)	$(467,759)

Denominator for basic loss per share — weighted average shares outstanding	62,332,170	61,832,808
Dilutive effect of shares issuable under stock options outstanding	—	—

Denominator for diluted loss per share — adjusted weighted average shares outstanding	62,332,170	61,832,808

Net loss per common share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
Net loss per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method. As a result of the net loss for the three months ended March 31, 2010 and 2009, we excluded 4,607,780 and 6,829,545, respectively, from the calculation as their effect would have been to reduce the net loss per share.
d. Warranty costs
The Company warrants its X26, Advanced, TASER Cam, XREP and Shockwave products from manufacturing defects on a limited basis for a period of one year after purchase. The C2 product is warranted for a period of 90 days after purchase. After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the X26 for a prorated price depending on when the product was placed into service and replace the ADVANCED TASER device for a fee of $75. These fees are intended to cover the handling and repair costs and provide a profit for the Company. The Company also sells extended warranties, primarily for the X26, for periods of up to four years after the expiration of the limited one year warranty. Management tracks historical data related to returns and warranty costs on a quarterly basis, and estimates future warranty claims based upon historical experience. If management becomes aware of a component failure that could result in larger than anticipated returns from its customers, the reserve would be increased. The reserve for warranty returns is included in accrued liabilities on the consolidated balance sheet. The following table summarizes the changes in the estimated product warranty liabilities for the three months ended March 31, 2010 and 2009.

	2010	2009

Balance at January 1,	$369,311	$615,031
Utilization of accrual	(84,224)	(142,070)
Warranty true up expense (benefit)	89,627	51,036

Balance at March 31,	$374,714	$523,997

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
f. Capitalized software development costs
For development costs related to EVIDENCE.com, the Company’s Software as a Service (SaaS) product, the Company capitalizes qualifying computer software costs that are incurred during the application development stage. Costs related to preliminary project planning activities and post-implementation activities are expensed as incurred. For the three months ended March 31, 2010, the Company capitalized $793,000 of qualifying software development costs. The Company will begin amortizing capitalized software development costs once all final product testing is substantially complete, which is expected to be during the second quarter of 2010.
For development costs related to the TASER Protector Platform (See Note 12), the Company capitalized development costs paid to RouteCloud LLC for development of the Protector Platform technology under the terms of the joint venture agreement. For the three months ended March 31, 2010, the Company capitalized approximately $569,000 of qualifying development costs. The Company will begin amortizing capitalized development once the final product has launched, which is expected to occur midway through 2010.
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

h. Recently adopted accounting guidance
In October 2009, the FASB issued authoritative guidance on revenue recognition that the Company has adopted early, effective January 1, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which the Company adopted, effective January 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. Adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
2. Cash, cash equivalents and investments
Cash and cash equivalents include funds on hand and short-term investments with original maturities of three months or less. Short-term investments include securities generally having maturities of 90 days to one year. At March 31, 2010, the entire $37.4 million of the Company’s cash and cash equivalents was comprised of cash and money market funds.
The Company valued its cash equivalents in money market accounts using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, management classified the valuation techniques that use these inputs as Level 1.
3. Inventory
Inventory is stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (FIFO) method, and an allocation of manufacturing labor and overhead. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventories as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009

Raw materials and work-in-process	$12,554,821	$10,387,229
Finished goods	5,417,969	5,172,595
Reserve for excess and obsolete inventory	(284,872)	(474,074)

	$17,687,918	$15,085,750

4. Intangible assets
Intangible assets consisted of the following at March 31, 2010 and December 31, 2009:

		March 31, 2010			December 31, 2009
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Domain names	5 Years	$230,991	$60,000	$170,991	$230,991	$60,000	$170,991
Issued patents	4 to 15 Years	914,166	219,986	694,180	869,309	206,907	662,402
Issued trademarks	9 to 11 Years	144,726	22,929	121,797	131,058	19,183	111,875
Non compete agreements	5 to 7 Years	150,000	113,215	36,785	150,000	106,429	43,571

		1,439,883	416,130	1,023,753	1,381,358	392,519	988,839

Unamortized intangible assets:
TASER Trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		877,830		877,830	876,862		876,862

		1,777,830		1,777,830	1,776,862		1,776,862

		$3,217,713	$416,130	$2,801,583	$3,158,220	$392,519	$2,765,701

Amortization expense for the three months ended March 31, 2010 and 2009 was approximately $24,000 and $20,000, respectively. Estimated amortization expense of intangible assets for the remaining nine months of 2010, the next five years ended December 31, and thereafter is as follows:

2010 (remainder of year)	$70,596
2011	85,261
2012	65,262
2013	65,262
2014	66,031
2015	62,710
Thereafter	608,631

$1,023,753

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
5. Accrued liabilities
Accrued liabilities consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Accrued salaries and benefits	$1,563,589	$1,691,303
Accrued expenses	2,394,592	2,191,963
Accrued warranty expense	374,714	369,311

	$4,332,895	$4,252,577

6. Income taxes
The deferred income tax assets at March 31, 2010 are comprised of capitalized research and development costs, research and development tax credits, non-qualified stock-based compensation expense, deferred warranty revenue, warranty and inventory reserves and accrued vacation. The Company’s total current and long term deferred tax assets balance at March 31, 2010 is $19.5 million.
In preparing the Company’s consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities, and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business, as well as the generation of sufficient future taxable income. Management believes that, as of March 31, 2010, based on an evaluation and projections of future sales and profitability for fiscal 2010, no valuation allowance is necessary. However, such deferred tax assets could be reduced in the future if projections of future taxable income during the carryforward period are reduced.
The Company has completed research and development tax credit studies which identified approximately $5.9 million in tax credits for Federal and Arizona income tax purposes related to the 2003 through 2009 tax years, net of the federal benefit on the Arizona research and development tax credits. Management has made the determination that it is more likely than not that the full benefit of the research and development tax credit will not be sustained on examination and accordingly has established a cumulative liability for unrecognized tax benefits of $2.2 million as of March 31, 2010. In addition, management accrued approximately $106,000 for estimated uncertain tax positions related to certain state income tax liabilities. As of March 31, 2010, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $2.3 million be recognized, the Company’s effective tax rate would be favorably impacted.
The following presents a rollforward of our liability for unrecognized tax benefits as of March 31, 2010:

Unrecognized
Tax Benefits

Balance at January 1, 2010	$2,264,779
Decrease in prior year tax positions	(8,867)
Decrease in current year tax positions	—
Decrease related to adjustment of previous estimates of activity	—
Decrease related to settlements with taxing authorities	—
Decrease related to lapse in statute of limitations	—

Balance at March 31, 2010	$2,255,912

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
7. Stockholders’ equity
Stock Option Activity
At March 31, 2010, the Company had four stock-based compensation plans, three of which are described more fully in Note 10 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K.
The following table summarizes the stock options available and outstanding as of March 31, 2010, as well as activity during the three months then ended:

		Outstanding Options
	Options Available		Weighted Average
	for Grant	Number of options	Exercise Price

Balance at December 31, 2009	1,708,192	8,780,067	$5.94
Granted	(600,050)	600,050	$5.67
Exercised	—	(457,199)	$2.10
Expired/terminated	562,124	(562,124)	$5.74

Balance at March 31, 2010	1,670,266	8,360,794	$6.15

The options outstanding as of March 31, 2010 have been segregated into five ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted Average		Average
	Number	Exercise	Remaining	Number	Exercise
Range of Exercise Price	Outstanding	Price	Contractual Life	Exercisable	Price
$0.28 - $0.99	514,452	$0.36	2.9	514,452	$0.36
$1.03 - $2.41	651,547	$1.62	2.5	651,547	$1.62
$3.53 - $9.93	6,325,301	$6.15	7.4	3,741,259	$6.05
$10.07 - $19.76	816,094	$12.17	5.6	768,762	$12.22
$20.12 - $29.98	53,400	$24.22	4.3	53,400	$24.22

	8,360,794	$6.15	6.5	5,729,420	$6.51

The total fair value of options exercisable at March 31, 2010 and 2009 was $19.4 million and $16.4 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable was $8.9 million and $6.6 million, respectively, at March 31, 2010. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $5.87 per share, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised for the three month periods ended March 31, 2010 and 2009 was approximately $2,089,000 and $430,000, respectively.
At March 31, 2010, the Company had 2,631,374 unvested options outstanding with a weighted average exercise price of $5.34 per share, weighted average grant date fair value of $2.83 per share and a weighted average remaining contractual life of 8.8 years. Of these unvested options outstanding, management estimates that approximately 2,522,435 options will ultimately vest based on its historical experience.
As of March 31, 2010, total unrecognized stock-based compensation expense related to unvested stock options was approximately $7.2 million, which is expected to be recognized over a remaining weighted average period of approximately 11 months.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
Stock-Based Compensation Expense
The Company calculates the fair value of stock-based awards using the Black-Scholes-Merton option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the three month periods ended March 31, 2010 and 2009, and the resulting estimates of weighted-average fair value per share of options granted during those periods, are as follows:

	Three Months Ended March 31,
	2010	2009

Expected life of options	4.5 years	4.5 years
Weighted average volatility	61.2%	72.1%
Weighted average risk-free interest rate	2.1%	1.6%
Dividend rate	0.0%	0.0%
Weighted average fair value of options granted	$2.88	$4.87
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
Reported share-based compensation was classified as follows for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010	2009

Cost of Products Sold	$71,509	$99,388
Sales, general and administrative expenses	798,126	814,074
Research and development expenses	139,959	461,574

	$1,009,594	$1,375,036

Total share-based compensation expense recognized in the income statement for the three months ended March 31, 2010 and 2009 includes $515,000 and $830,000, respectively, related to Incentive Stock Options (“ISO“s) for which no tax benefit is recognized. The Company did not tax effect the share-based compensation expense for tax purposes related to the non-qualified disposition of ISOs exercised and sold as the benefit will be recorded when the Company is in a position to realize the benefit with an offset to taxes payable in future periods. The total unrecognized tax benefit related to the non-qualified disposition of stock options in the three months ended March 31, 2010 and 2009, was approximately $2.1 million and $430,000, respectively.
The Company has granted a cumulative total of 926,000 performance-based stock options in 2008, 2009 and the first quarter of 2010, the vesting of which is contingent upon the achievement of certain performance criteria related to the successful and timely development and market acceptance of future product introductions, as well as the future sales and operating performance of the Company. Compensation expense is recognized over the implicit service period (the date the performance condition is expected to be achieved) based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. At March 31, 2010, 265,995 performance options with a fair value of approximately $672,000 remain outstanding. During the first quarter, 200,000 of these options were forfeited, resulting in the reversal of approximately $294,000 of previously recognized compensation expense.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
8. Line of credit
The Company has a line of credit agreement with a bank which provides for a total availability of $10.0 million. The line is secured by the Company’s accounts receivable and inventory and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime (3.25% at March 31, 2010). The availability under this line is computed on a monthly borrowing base, which is based on the Company’s eligible accounts receivable and inventory. The line of credit matures on June 30, 2010 and requires monthly payments of interest only. The Company expects to renew the line on similar terms upon its maturity. At March 31, 2010, there was no amount outstanding under the line of credit and the available borrowing was $10.0 million. There have been no borrowings under the line of credit to date.
The Company’s agreement with the bank requires compliance with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage ratios. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed coverage charge ratio can be no less than 1.25:1, based upon a trailing twelve month period. At March 31, 2010, the Company’s tangible net worth ratio was 0.14:1 and its fixed charge coverage ratio was 4.16:1. Accordingly, the Company was in compliance with those covenants.
9. Commitments and Contingencies
Legal proceedings
Product Litigation
The Company is currently named as a defendant in 44 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers in connection with arrests or during training exercises. Companion cases arising from the same incident have been combined into one for reporting purposes.
In addition, 108 other lawsuits have been dismissed or judgment entered in favor of the Company which are not included in this number. An appeal was filed by the plaintiff in the Mann (GA) litigation, Thompson (MI) litigation, Neal-Lomax (NV) and Rosa (CA) cases where judgment was entered in favor of the Company. These cases are not included in this number.
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Glowczenski	Oct-04	US District Court, ED NY	Wrongful Death	Trial rescheduled, date to be determined
Washington	May-05	US District Court, ED CA	Wrongful Death	Discovery Phase
Sanders	May-05	US District Court, ED CA	Wrongful Death	Dismissed
Graff	Sep-05	Maricopa Superior Court, AZ	Wrongful Death	Discovery Phase-trial scheduled June 2010
Heston	Nov-05	US District Court, ND CA	Wrongful Death	Plaintiff Jury Verdict, punitive damages thrown out, judgment entered against TASER for $153,150 compensatory damages, $1,423,127 attorney fees and $182,000 costs, appeal filed
Rosa	Nov-05	US District Court, ND CA	Wrongful Death	Dismissed, Summary Judgment Granted, Appeal Pending
Yeagley	Nov-05	Hillsborough County Circuit County, FL	Wrongful Death	Dismissed
Neal-Lomax	Dec-05	US District Court, NV	Wrongful Death	Dismissed, Appeal Won
Mann	Dec-05	US District Court, ND GA, Rome Div	Wrongful Death	Dismissed, Appeal Won, EnBanc Review Pending
Bagnell	Jul-06	Supreme Court for British Columbia, Canada	Wrongful Death	Discovery Phase
Hollman	Aug-06	US District Court, ED NY	Wrongful Death	Discovery Phase
Oliver	Sep-06	US District Court, MD FL, Orlando Division	Wrongful Death	Motion Phase
Teran/LiSaola	Oct-06	US District Court, ND CA	Wrongful Death	Dismissed
Augustine	Jan-07	11th Judicial Circuit Court, Miami-Dade, FL	Wrongful Death	Discovery Phase
Wendy Wilson, Estate of Ryan Wilson	Aug-07	District Court Boulder County, CO	Wrongful Death	Motion Phase
Jack Wilson, Estate of Ryan Wilson (Companion to Wendy Wilson)	Nov-07	District Court Boulder County, CO	Wrongful Death	Motion Phase
Marquez	Jun-08	US District Court, AZ	Wrongful Death	Motion Phase
Salinas	Aug-08	US District Court, Northern District CA	Wrongful Death	Discovery Phase, Trial Scheduled February 2011
Thomas (Pike)	Oct-08	US District Court, WD Louisiana, Alexandria	Wrongful Death	Discovery Phase
Dwyer	Nov-08	US District Court, ED TX, Marshall Division	Wrongful Death	Dismissed
Carroll	Mar-09	US District Court, Southern District TX	Wrongful Death	Discovery Phase
Shrum	May-09	Allen County District Court, Iola, KS	Wrongful Death	Trial Scheduled February 2011
Athetis	May-09	US District Court, AZ	Wrongful Death	Discovery Phase
Hagans	May-09	US District Court, SD OH	Wrongful Death	Discovery Phase-trial scheduled August 2011
Bartley	Jun-09	US District Court, ED LA	Wrongful Death	Dismissed
Abrahams	Jul-09	CA Superior Court, Yolo County	Wrongful Death	Discovery Phase-trial scheduled May — 2011
Humphreys	Oct-09	CA Superior Court, San Joaquin County	Wrongful Death	Case Stayed
Forbes	Dec-09	US District Court, MS	Wrongful Death	Discovery Phase, Trial Scheduled October 2010
Terriquez	Feb-10	Superior Court of CA, Orange County	Wrongful Death	Discovery Phase
Rich	Feb-10	US District Court, Nevada	Wrongful Death	Pleading Phase
McKenzie	Feb-10	US Disctrict Court, ED CA	Wrongful Death	Pleading Phase
Turner	Feb-10	General Court of Justice, Superior Court Div, Mecklenburg County, NC	Wrongful Death	Discovery Phase
Dang	Mar-10	CA Superior Court, Orange County	Wrongful Death	Pleading Phase
Doan	Apr-10	Queens Bench Alberta, Red Deer Judicial Dist.	Wrongful Death	Pleading Phase
Stewart	Oct-05	Circuit Court for Broward County, FL	Training Injury	Discovery Phase
Lewandowski	Jan-06	US District Court, NV	Training Injury	Trial Scheduled Sept 2010
Peterson	Jan-06	US District Court, NV	Training Injury	Dismissed
Husband	Mar-06	British Columbia Supreme Court, Canada	Training Injury	Discovery Phase
Grable	Aug-08	FL 6th Judicial Circuit Court, Pinellas County	Training Injury	Discovery Phase
Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Discovery Phase
Bickle	Mar-09	18th Judicial District Court, Gallatin County, MT	Training Injury	Discovery Phase
Foley	Mar-09	US District Court, MA	Training Injury	Discovery Phase
Peppler	Apr-09	Circuit Court 5th Judicial Dist., Sumter City, FL	Training Injury	Discovery Phase
Kandt	Jun-09	US District Court, ND NY	Training Injury	Discovery Phase
Ginger	Apr-10	Iowa District Court, Marion County	Training Injury	Pleading Phase
Wieffenbach	Jun-06	Circuit Court of 12th Judicial District, Will County, Il	Injury During Arrest	Dismissed
Butler	Sep-08	CA Superior Court, Santa Cruz County	Injury During Arrest	Motion Phase, trial scheduled Aug — 2010
Reston	Apr-09	Circuit Court 4th Judicial Dist., Duval Cty, FL	Injury During Arrest	Discovery Phase, trial scheduled Sept-2010
Lucas	Jun-09	US District Court, ED CA	Injury During Arrest	Discovery Phase
Spence	Jul-09	CA Superior Court, Marin County	Injury During Arrest	Discovery Phase
Wheat	Jul-09	CA Superior Court, Los Angeles County	Injury During Arrest	Discovery Phase, trial scheduled Mar-2011
Derbyshire	Nov-09	Ontario Superior Court of Justice	Officer Injury	Discovery Phase
Fahy	Dec-09	Circuit Court of City of St. Louis	Injury During Arrest	Discovery Phase
Tylecki	Jan-10	US District Court, DE	Injury During Arrest	Pleading Phase
Thompson	Mar-10	11th Judicial Circuit Court Miami-Dade County, FL	Injury During Arrest	Pleading Phase
Wilson	Apr-10	US District Court, ND IL, ED	Injury During Arrest	Pleading Phase

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
Other Litigation
In January 2007, we filed a lawsuit in the U.S. District Court for Arizona against Stinger Systems, Inc. alleging patent infringement, patent false marking, and false advertising. Defendant filed an answer and counterclaim for false advertising and punitive damages. More specifically, the counterclaim seeks judgment; invalidating U.S. Patent 7,145,762; holding patent 7,145,762 not infringed; granting permanent injunction to prohibit false advertising and labeling; granting unspecified punitive damages for false advertising and/or unfair competition and injuries proximately caused; and to pay defendants’ reasonable attorneys’ fees. On February 2, 2009, the court issued an order based on a Markman hearing (patent claims construction hearing) held on May 7, 2008 in which the Court adopted TASER’s claim construction on the disputed patent claim term in TASER’s U.S. patent number 7,102,870 and all of TASER’s claim construction on all of the disputed patent claim terms in TASER’s U.S. patent number 7,234,262. In addition, the Court adopted TASER’s claim construction on one of the disputed patent claim terms in TASER’s U.S. patent number 6,999,295 (“295 Patent”) and rejected both parties’ claim construction in the other disputed claim term in this patent. Discovery is ongoing and no trial date has been sent. Both parties filed motions for summary judgment and on March 31, 2010, the Court entered an order granting TASER’s motion for summary judgment against Stinger for literal patent infringement of TASER’s U.S. 295 Patent. The Court also granted Stinger summary judgment on its motion that claim 3 of TASER’s U.S. Patent 7,102,870 is invalid as obvious but denied summary judgment on the rest of grounds for relief in Stinger’s motion. No trial date has been set.
In October 2007, we filed a lawsuit in Arizona Superior Court for Maricopa County against Steve Ward and Mark Johnson, both former TASER employees and VIEVU LLC, et. al. for breach of duty of loyalty, breach of contract, breach of fiduciary duty, and conversion. This lawsuit does not involve our electronic control device business and we do not expect this litigation to have a material impact on our financial results. Defendants Ward and VIEVU LLC filed an answer and counterclaim for declaration of non-infringement, tortious interference with contractual relations, tortious interference with business expectancy, and abuse of process. The lawsuit seeks compensatory damages, constructive trust, exemplary damages, injunctive relief attorneys’ fees, costs and disbursements. Cross motions for summary judgment were filed and on March 4, 2009, the Court denied Defendants’ motion for summary judgment on the trade secret claim and on April 9, 2009, the Court granted TASER’s motion for summary judgment against Ward on the breach of fiduciary duty and the breach of duty of loyalty claims. We filed a Motion to Extend Discovery Period by and to reconvene the Deposition of Steve Ward, and Defendants have filed Defendant’s Response in Opposition to this motion. In addition, Defendants Steve Ward and VIEVU LLC have filed a Motion for Reconsideration or in the alternative to make the Court’s Ruling a Final Judgment and Stay Proceeding Pending Outcome of Appeal. The Court denied the Motion for Reconsideration, but granted the motion to make the Court’s Ruling a Final Judgment and Stayed the Proceeding Pending Outcome of Appeal. An appeal has been filed by Defendants Ward and VIEVU LLC to the Arizona State Court of Appeals. No trial date has been set.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
In June 2008, we filed an amended complaint in the State Court of Fulton County, Georgia joining as a plaintiff in an existing lawsuit previously filed by certain current and former stockholders of the Company against Morgan Stanley & Co., Inc., and ten other brokerage firms alleging a conspiracy to unlawfully, deceptively, and fraudulently manipulate the price of the Company’s common stock in the context of illegal naked shorting. Specifically, the amended complaint alleges that the defendants committed conspiracy and endeavored to violate the Georgia Racketeer Influenced and Corrupt Organization Act; Securities Fraud; Theft By Taking; Theft By Deception; Violation of The Georgia Computer Systems Protection Act; Violation of the Georgia Securities Act; Violation of the Georgia Computer Systems Protection Act; and Conversion. The lawsuit seeks compensatory and punitive damages as well as expenses of litigation including attorneys’ fees and costs. Defendants have filed motions to dismiss or alternatively a motion for a more definite statement and, on July 29, 2009, the Court entered an order denying Defendants’ motion to dismiss and alternatively a motion for a more definite statement. Discovery has begun in this litigation and no trial date has been set.
In July 2008, we were served with a summons and complaint in the lawsuit entitled Proformance Vend USA vs. TASER International, Inc. which was filed in Arizona Superior Court for Maricopa County alleging breach of contract of a vending machine contract and seeking money damages, including tort damages, attorney’s fees and costs. In March 2010, the Company settled this claim in mediation for an immaterial amount.
In February 2009, we filed a complaint in the United States District Court for the District of Nevada against James F. McNulty, Jr., Robert Gruder, and Stinger Systems, Inc. alleging securities fraud under 15 U.S.C. § 78j, trade libel, unfair competition under the Lanham Act, 15 U.S.C. § 1125, abuse of process, and deceptive trade practices. Our complaint seeks compensatory damages, punitive damages, injunctive relief, attorneys’ fees and costs. Defendants filed motions to dismiss and on March 25, 2010 the Court denied Defendants’ motion on all claims except the securities fraud claim.
In December 2009, we filed a complaint in Maricopa County Superior Court, Arizona against Interwoven Inc. et. al. alleging breach of contract, misrepresentation and fraud for failure to comply with a settlement agreement regarding an e-discovery services dispute. Our complaint seeks compensatory damages, attorneys’ fees and costs. Defendant has filed a motion to compel arbitration which is pending. Defendant filed a motion to compel arbitration and on April 7, 2010 the Court entered an order compelling arbitration and staying the litigation. On April 26, 2010, we filed a motion to certify this order as a final order in order to file an appeal from the Court’s ruling. This motion is pending.
In February 2010, we were served with a summons and complaint in the lawsuit entitled General Employment vs. TASER International, Inc. which was filed in Arizona Superior Court for Maricopa County alleging breach of contract of a recruiting contract and seeking money damages, including attorney’s fees and costs. We have filed an answer to this complaint. Discovery has begun and no trial date has been set.
General
From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. After carefully assessing the claim, and assuming we determine that we are not at fault, we vigorously defend and pursue any lawsuit filed against or by the Company. Although we do not expect the outcome in any pending individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition. In addition, the Company has seven lawsuits where the costs of legal defense incurred are in excess of its liability insurance deductibles. As of March 31, 2010, the Company has been fully reimbursed by its insurance company for these legal costs. The Company may settle a lawsuit in situations where a settlement can be obtained for nuisance value and for an amount that is expected to be less than the cost of defending a lawsuit. The number of product liability lawsuits dismissed includes a small number of police officer training injury lawsuits that were settled by the Company and dismissed in cases where the settlement economics to the Company were significantly less than the cost of litigation. Due to the confidentiality of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not identify or comment on which specific lawsuits have been settled or the amount of any settlement.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
10. Related Party Transactions
Aircraft charter
The Company reimburses Thomas P. Smith, Chairman of the Company’s Board of Directors, and Patrick W. Smith, the Company’s Chief Executive Officer, for business use of their personal aircraft. For the three months ended March 31, 2010 and 2009, the Company incurred expenses of approximately $79,000 and $49,000, respectively, to Thomas P. Smith. For the three months ended March 31, 2009, the Company incurred expenses of approximately $10,000 to Patrick W. Smith. No expense was incurred for the three months ended March 31, 2010. At March 31, 2010 and December 31, 2009, the Company had outstanding payables of approximately $23,000 and $15,000, respectively, due to Thomas P. Smith. At March 31, 2010 and December 31, 2009, the Company had no outstanding payables due to Patrick W. Smith. Management and the Audit Committee believes that the rates charged by Thomas P. Smith and Patrick W. Smith are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
In the first quarter of 2007, the Company also entered into a charter agreement for future use of an aircraft for business travel from Thundervolt, LLC, a company owned by Patrick W. Smith. For the three months ended March 31, 2010 and 2009, the Company did not incur any direct charter expenses pursuant to its relationship with Thundervolt, LLC. Management and the Audit Committee believes that the rates charged by Thundervolt, LLC are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
The Company performed a review of the above relationship with Thundervolt, LLC in accordance with recently adopted guidance on consolidation of variable interest entities (VIE’s), and determined that the relationship did not meet the definition of a VIE as Thundervolt, LLC is adequately capitalized, its owners possess all of the essential characteristics of a controlling financial interest, the Company does not have any voting rights in the entity and the Company doesn’t have any obligation or right to absorb losses of or receive benefits from the entity. Therefore, the entity is not required to be consolidated into the Company’s results.
TASER Foundation
In November 2004, the Company established the TASER Foundation. The TASER Foundation is a 501(c)(3) non-profit corporation and has been granted tax exempt status by the IRS. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Over half of the initial $1 million endowment was contributed directly by TASER International, Inc. employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the three months ended March 31, 2010, the Company incurred approximately $47,000 in such administrative costs. For the three months ended March 31, 2009 the Company incurred approximately $62,000 in such administrative costs. The Company is authorized by its Board of Directors to make a discretionary contribution up to a maximum of $200,000 per quarter. For the three months ended March 31 2010 and 2009, the Company did not make a discretionary contribution to the TASER Foundation.
Consulting services
Beginning in August 2005, the Company agreed to pay Mark Kroll, a member of the Board of Directors of the Company (“Board”), for consultancy services. Consulting expenses to Mr. Kroll for the three months ended March 31, 2010 and 2009 were approximately $30,000 and $85,000, respectively. At March 31, 2010 and December 31, 2009, the Company had approximately $14,000, recorded as a payable for these services.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
Settlement agreement
On May 15, 2009, Bruce and Donna Culver, husband and wife (the “Culvers”), and the Company, entered into a settlement and release agreement (the “Agreement”), the background and material terms of which are described below. Mr. Culver has served as a director of the Company from January 1994 until his retirement on April 9, 2010.
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
The parties entered into the Agreement to settle any disputes that the Culvers might have with the Company in connection with the original Form 1099 that was issued in October 2004 and the Culvers’ resulting tax liability. Pursuant to the Agreement, the Company agreed to pay the Culvers $350,000 upon execution in exchange for a full release. The Agreement also contains a claw-back provision, pursuant to which the Culvers agreed to pay to the Company the amount of any refund they receive from the federal government and/or the State of California, up to the $350,000 amount of the settlement payment. The Culvers will be entitled to keep 100% of any refund(s) they receive in excess of $350,000. The Culvers received a refund from the Internal Revenue Service in February 2010 and they continue to seek a refund with respect to the State of California. The Company is working with the Culvers regarding the timing and the form of this payment. The Company expects to record the $350,000 under the claw-back provision as a credit to sales, general and administrative expense once the cash has been received.
11. Employee Benefit Plan
The Company has a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $16,500. The Company currently matches 100% of the first 3% of eligible compensation contributed to the Plan by each participant and 50% of the next 2% of eligible compensation contributed to the plan by each participant. Beginning January 1, 2008, the Company’s matching contributions are immediately vested. The Company’s matching contributions to the Plan for the three months ended March 31, 2010 and 2009 were approximately $137,000 and $112,000, respectively. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.
12. Joint Venture Agreement
During the first quarter of 2010, the Company entered into a joint venture agreement with RouteCloud, LLC and certain other parties to establish the TASER Protector Group to exclusively develop, market, sell and support a new suite of products that give parents the ability to manage their children’s mobile phone usage and driving behaviors though a simple to use interface on a mobile phone, computer or TV. Under the agreement the Company will provide RouteCloud development funding up to $1.725 million, $0.3 million of which was funded in the fourth quarter of 2009 under a letter of understanding between the parties, and an additional $0.8 million of which was funded during the first quarter of 2010. Refer to Note 1(f) for treatment of the development funding. In addition, the Company will provide various marketing and administrative support functions upon launch of the products. RouteCloud is responsible for development of all products as well as various administrative, finance and billing functions. Upon the launch of the first Protector Product, the Company will also receive the right to acquire warrants to purchase non-voting membership interests constituting 20% (subject to anti-dilution provisions) of RouteCloud’s equity for an aggregate exercise price of $1.0 million. If unexercised, the warrants terminate one year after the first protector product launch. Should the Company exercise the warrants, the Company is entitled to one board seat on RouteCloud’s Board of Directors.
At March 31, 2010 management has determined that the joint venture agreement is a collaborative arrangement. Accordingly, while the arrangement remains in the development stage, income statement classification of milestone based payments made by the Company to RouteCloud have been categorized as research and development expenses, to the extent they are not within the scope of other accounting literature. For the three months ended March 31, 2010 the Company funded RouteCloud a total of $0.8 million, $0.57 million of which was capitalized as internal use software costs related to the development of the software platform technology for the Protector products (see note 1f). The remaining $0.23 million was expensed as research and development costs. Once the products have been launched, the Company will record revenue and expenses either gross as a principal or net as an agent based on an evaluation of the relevant factors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following is a discussion of the Company’s financial condition as of March 31, 2010, and results of operations for the three months ended March 31, 2010 and 2009. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: estimates regarding the size of our target markets; successful penetration of the law enforcement market; expansion of product sales to the private security, military and consumer self-defense markets; expansion of production capability; new product introductions; the timing of the implementation of new equipment and payments relating thereto; estimates regarding the commencement of amortization of software development costs relating to our EVIDENCE.com and Protector products; the impact of recently adopted accounting guidance; our dividend policy; our expectations about unrecognized tax benefits, and deferred income taxes; assumptions about the future vesting of outstanding stock options and the amortization of costs relating thereto; our litigation strategy; the outcome of pending litigation including that judgments against us may be reversed or reduced; trends about our working capital and the sufficiency of our capital resources and the availability of financing to the Company. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; establishment and expansion of our direct and indirect distribution channels; attracting and retaining the endorsement of key opinion-leaders in the law enforcement community; the level of product technology and price competition for our products; the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; potential delays in international and domestic orders; implementation risks of manufacturing automation; risks associated with rapid technological change; execution and implementation risks of new technology; new product introduction risks; ramping manufacturing production to meet demand; litigation resulting from alleged product-related injuries; risks related to government inquiries; media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; product quality risks; potential fluctuations in quarterly operating results; competition; financial and budgetary constraints of prospects and customers; dependence upon sole and limited source suppliers; fluctuations in component pricing; risks of governmental regulations; dependence on a single product; dependence upon key employees; employee retention risks; and other factors detailed in the Company’s filings with the Securities and Exchange Commission. We assume no obligation to update, and do not intend to update, our forward-looking statements.
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

Results of Operations
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
The following table sets forth, for the periods indicated, our consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,				Increase / (Decrease)
	2010		2009		$	%

Net sales	$23,844	100.0%	$24,605	100.0%	$(761)	-3.1%
Cost of products sold	10,354	43.4%	9,976	40.5%	378	3.8%

Gross margin	13,490	56.6%	14,629	59.5%	(1,139)	-7.8%
Sales, general and administrative expenses	10,299	43.2%	11,449	46.5%	(1,150)	-10.0%
Research and development expenses	4,140	17.4%	4,198	17.1%	(58)	-1.4%

Loss from operations	(949)	-4.0%	(1,018)	-4.1%	69	-6.8%
Interest and other income, net	8	0.0%	95	0.4%	(87)	-91.7%

Loss before benefit for income taxes	(941)	-3.9%	(923)	-3.8%	(18)	1.9%
Benefit for income taxes	(448)	-1.9%	(455)	-1.9%	7	-1.6%

Net loss	(493)	-2.1%	(468)	-1.9%	$(25)	5.3%

Net Sales
For the three months ended March 31, 2010 and 2009, sales by product line and by geography were as follows (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
Sales by Product Line

TASER X26	$10,671	44.8%	$10,838	44.0%
TASER C2	1,226	5.1%	1,404	5.7%
TASER Cam	2,263	9.5%	508	2.1%
ADVANCED TASER	259	1.1%	1,720	7.0%
Single Cartridges	5,618	23.6%	7,982	32.4%
XREP	812	3.4%	—	—
X3	450	1.9%	—	—
Shockwave	6	*	—	—
Other	2,539	10.6%	2,153	8.8%

Total	$23,844	100.0%	$24,605	100.0%

*	Less than 1%

	Three Months Ended March 31,
	2010	2009

United States	75%	60%
Other Countries	25%	40%

Total	100%	100%

Net sales decreased $0.8 million, or 3%, to $23.8 million for the first quarter of 2010 compared to $24.6 million for the first quarter of 2009. The decrease in sales versus the prior year quarter was primarily driven by fewer individually significant international orders as sales in the first quarter of 2009 included a $5.0 million sale to the U.K. The reduction in international business was partially offset by an improvement in domestic sales, which we believe reflects an increase in municipal spending in the U.S., partially attributable to the impact of Federal stimulus funding. Sales of our X26 ECDs, decreased $0.2 million, or 2%, while sales of single cartridges decreased $2.4 million, or 30%, compared to the prior year. Sales of the ADVANCED TASER M26 and M18 decreased by $1.5 million, or 85%, primarily due to a large international shipment to Brazil in the first quarter of 2009. Offsetting these decreases, Taser Cam sales increased $1.8 million due to a large international order in the first quarter of 2010. Sales of new products, XREP, X3 and Shockwave, also contributed $1.3 million in sales in the first quarter of 2010. Other sales include extended warranty revenue, out of warranty repairs, government grants, training and shipping revenues.

International sales for the first quarter of 2010 and 2009 represented approximately $6.0 million, or 25%, and $9.8 million, or 40%, of total net sales, respectively.
Cost of Products Sold
Cost of products sold increased by $0.4 million, or 4%, to $10.4 million for the first quarter of 2010 compared to $10.0 million for the first quarter of 2009. As a percentage of net sales, cost of products sold increased to 43.4% in the first quarter of 2009 compared to 40.5% in the first quarter of 2009. The increase in costs is driven by a combination of factors including a change in product mix with lower margins and initial yields on new XREP and X3 product lines, an increase in rework related costs and increases in freight and packaging material costs. Direct labor also increased as a percentage of sales due to the higher cost of using temporary labor for the initial part of the first quarter of 2010, while leverage was reduced on indirect manufacturing expenses as a relatively fixed pool of indirect manufacturing costs remained flat while sales decreased. This pool of indirect manufacturing expenses increased in the first quarter of 2010 due to a full quarter of depreciation expense being recognized on our cartridge automation production equipment.
Gross Margin
Gross margin decreased $1.1 million, or 8%, to $13.5 million for the first quarter of 2010 compared to $14.6 million for the first quarter of 2009. As a percentage of net sales, gross margin decreased to 56.6% for the first quarter of 2010 compared to 59.5% for the first quarter of 2009, a result of the factors discussed above under cost of products sold.
Sales, General and Administrative Expenses
For the three months ended March 31, 2010 and 2009, sales, general and administrative (“SG&A”) expenses were comprised of the following (dollars in thousands):

	Three Months Ended March 31,
			$	%
	2010	2009	Change	Change

Salaries, benefits and bonus	$2,925	$2,915	$10	0.3%
Legal, professional and accounting fees	1,377	2,059	(682)	-33.1%
Sales and Marketing	1,601	1,396	205	14.7%
Consulting and lobbying services	598	1,217	(619)	-50.9%
Stock-based compensation	798	814	(16)	-2.0%
Travel and meals	770	792	(22)	-2.8%
D&O and liability insurance	420	484	(64)	-13.2%
Depreciation and amortization	524	486	38	7.8%
Other	1,286	1,286	0	0.0%

Total	$10,299	$11,449	$(1,150)	-10.0%

Sales, general and administrative as % of net sales	43.2%	46.5%
Sales, general and administrative expenses were $10.3 million and $11.4 million in the first quarter of 2010 and 2009, respectively, a decrease of $1.1 million, or 10%. As a percentage of total net sales, SG&A expenses decreased to 43.2% for the first quarter of 2010 compared to 46.5% for the first quarter of 2009. The dollar decrease for the first quarter of 2010 compared to the same period in 2009 is attributable to a $682,000 reduction in legal, professional and accounting fees driven by a drop in the volume of legal case activity and a $619,000 decrease in consulting and lobbying services, specifically due to reductions in marketing and IT related projects, as the Company implemented measures to reduce costs and source work internally when practicable. These decreases in SG&A expense were partially offset by an increase in sales and marketing costs, substantially driven by an increase in commission expense on eligible commissionable sales.

Research and Development Expenses
Research and development expenses were $4.1 million and $4.2 million for the first quarter of 2010 and 2009, respectively, a decrease of $0.1 million compared to the prior period. The net decrease is a combination of a $0.5 million reduction in indirect supplies and tooling attributable to the intensive hardware development for X3, XREP and Shockwave conducted in the first quarter of 2009; and $0.8 million of capitalized internal salary and external consulting costs specifically related to the development of EVIDENCE.com in the first quarter of 2010. These reductions in expense were partially offset by a combined $1.0 million increase in equipment leasing and facilities costs for the EVIDENCE.com data center; consulting fees related to EVIDENCE.com development; and salaries, benefits, and stock options expenses attributable to our software development team headquartered in Carpenteria, California; as well as $0.2 million in scrapped materials related to AXON hardware development.
Interest and Other Income, Net
Interest and other income decreased by $0.1 million, or 91.7%, to $8,000 for the first quarter of 2010 compared to $95,000 for the first quarter of 2009. The decrease is attributable to a significantly lower average yield on our cash and investments.
Benefit from Income Taxes
The benefit from income taxes decreased by less than 2% to a benefit of $448,000 for the first quarter of 2010 compared to a benefit of $455,000 for the first quarter of 2009. The effective income tax rate for the first quarter of 2010 was 47.6% compared to 49.3% for the first quarter of 2009. The effective tax rate for the three months ended March 31, 2010 and 2009 is above the statutory tax rate due to the impact of non-deductible expenses for items such as ISO stock option expense, meals and entertainment and lobbying fees which make the income for tax purposes significantly higher than book pre-tax income. The reduction in the effective rate between the first quarter of 2009 and the first quarter of 2010 is due to the lower impact these non-deductible items are expected to have on 2010’s pre-tax income.
Net Loss
Our net loss remained flat at $0.5 million for both the first quarters of 2010 and 2009, respectively. Net loss per basic and diluted share was $0.01 for both the first quarters of 2010 and 2009.
Liquidity and Capital Resources
Summary
As of March 31, 2010, we had $37.4 million in cash and cash equivalents; a decrease of $8.1 million from the end of 2009, which is a function of cash used in operations, investments in property and equipment and capitalized software development, partially offset by funds received from stock option exercise activity. While our net cash balance decreased, our overall net working capital increased by $0.4 million to $72.5 million at March 31, 2010 from $72.1 million at December 31, 2009.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for three months ended March 31, 2010 and 2009 ($ in thousands):

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net cash (used) provided by operating activities	$(6,666)	$10,527
Net cash (used) provided by investing activities	(2,370)	807
Net cash provided by financing activities	$958	$50

Operating activities
Net cash used by operating activities for the three months ended March 31, 2010 was $6.7 million in 2010, compared with net cash provided by operations of $10.5 million for the three months ended March 31, 2009.
Net cash used by operating activities in the first three months of 2010 of $6.7 million was primarily driven by changes in working capital including a $4.0 million reduction in accounts payable and accrued liabilities due to timing of period end check runs and a payment of $1.0 million to ATS for the final installment on the cartridge automation equipment; a $2.9 million increase in inventory attributable to raw materials acquired for production of new and legacy products and a $1.6 million increase in prepaid and other assets from the funding of our annual liability insurance premiums and an increase in our income taxes receivable position at March 31, 2010. These net uses of cash were partially offset by the net loss for the period adjusted for the add-back of non-cash expenses including stock-based compensation expense of $1.0 million and depreciation and amortization expense of $1.5 million.
Net cash provided by operating activities for the first three months of 2009 of $10.5 million was driven by non-cash adjustments to the net loss including stock-based compensation expense of $1.4 million, depreciation and amortization expense of $715,000 and provision for warranty expense of $142,000. Changes in working capital include a $4.5 million decrease in accounts receivable and a $3.1 million reduction in inventory as discussed above. In addition, prepaid and other assets decreased $590,000 due to amortization of prepaid liability and D&O insurance premiums and deferred revenue also increased $519,000 driven by extended warranty sales.
Investing activities
We used $2.4 million for investing activities in the first three months of 2010, comprised of $1.4 million for capitalized software development costs related to EVIDENCE.COM and our Protector platform and $1.0 million in various production and computer equipment.
Net cash provided by investing activities was $0.8 million during the three months ended March 31, 2009, which was comprised of $2.5 million in net proceeds from called investments partially offset by the use of $1.6 million to purchase property and equipment mainly related to new automation, production equipment and computer storage solutions. In addition, we invested $104,000 in intangible assets, primarily consisting of patent and trademark costs.
Financing activities
During the first three months of 2010 and 2009, net cash provided by financing activities was $958,000 and $50,000, respectively, attributable to proceeds from stock options exercised during the period.
Liquidity
Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. We believe funds generated from our expected results of operation as well as available cash and cash equivalents will be sufficient to finance our operations and strategic initiatives for 2010. In addition, our revolving credit facility, which we expect to renew on similar terms upon it maturity on June30, 2010, is available for additional working capital needs or investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.
Capital Resources
We have a revolving line of credit with a domestic bank with a total availability of $10.0 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on June 30, 2010, and requires monthly payments of interest only. We expect to renew the line of credit on similar terms upon its maturity. At March 31, 2010, there were no borrowings under the line and the entire $10.0 million line was available based on the defined borrowing base, which is calculated based on our eligible accounts receivable and inventory. Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and fixed charge coverage ratios. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed coverage charge ratio can be no less than 1.25:1, based upon a trailing twelve month period. At March 31, 2010, the Company’s tangible net worth ratio was 0.14:1 and its fixed charge coverage ratio was 4.16:1, and we were in compliance with all covenants.

Based on our strong balance sheet and the fact that we had no outstanding debt at March 31, 2010, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. Capital markets in the United States and throughout the world, while showing signs of recovery, continue to be under stress. This stress is evidenced by a lack of liquidity in the debt capital markets, the re-pricing of credit risk in the syndicated credit market, and the failure of certain major financial institutions, further compounded by the ongoing impact of the worldwide recession. Reflecting this situation, many lenders and capital providers have reduced, and in some cases ceased to provide, debt funding to borrowers. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our ability to obtain additional or alternative financing should the need arise for us to access the debt markets.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as of March 31, 2010.
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
Standard Product Warranty Reserves
We warrant our law enforcement ECD’s from manufacturing defects on a limited basis for a period of one year after purchase and thereafter, will replace any defective TASER unit for a fee. We warrant our TASER C2 product for 90 days. We track historical data related to returns and warranty costs on a quarterly basis, and estimate future warranty claims based upon our historical experience. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of March 31, 2010, our reserve for warranty returns was $375,000 compared to a $369,000 reserve at December 31, 2009. In the event that product returns under warranty differ from our estimates, changes to warranty reserves might become necessary.
Inventory
Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (FIFO) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities, and a determination of what costs are considered to be abnormal fixed production costs which are expensed as current period charges. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory decreased to $285,000 at March 31, 2010, compared to $474,000 at December 31, 2009. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves might become necessary.
Accounts Receivable
Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. This allowance represents our best estimate and is based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. Our allowance for doubtful accounts was $200,000 at March 31, 2010 and December 31, 2009. In the event that actual uncollectible amounts differ from these estimates, changes in allowances for doubtful accounts might become necessary.

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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $5.9 million in tax credits for Federal and Arizona income tax purposes related to the 2003 through 2009 tax years, net of the federal benefit on the Arizona research and development tax credits. Management made the determination that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly has established a cumulative liability for unrecognized tax benefits of $2.2 million as of March 31, 2010. Also included as part of the $2.3 million liability for unrecognized tax benefits is a management estimate of $106,000 related to uncertain tax positions for certain state income tax liabilities. As of March 31, 2010, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $2.3 million be recognized, the Company’s effective tax rate would be favorably impacted. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
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
In preparing the Company’s consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Management believes that as of March 31, 2010, based on an evaluation and projections of future sales and profitability, no valuation allowance was deemed necessary. However, such deferred tax assets could be reduced in the future if projections of future taxable income during the carryforward period are reduced.

Stock Based Compensation
We estimate the fair value of our stock-based compensation by using the Black-Scholes-Merton option pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (“forfeitures”). We have granted a combined total of 926,000 performance-based stock options in 2008, 2009 and the first quarter of 2010, the exercise of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future operating performance. These options will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on our statements of operations. Refer to Note 7 to our consolidated financial statements for further discussion of how we determined our valuation assumptions and performance-based stock options.
Contingencies
We are subject to the possibility of various loss contingencies including product-related litigation, arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We invest in a limited number of financial instruments, which at March 31, 2010 consisted entirely of investments in money market accounts, denominated in United States dollars. At March 31, 2010, we did not hold any investments in fixed rate interest earning investments which would be subject to market value adjustments resulting from fluctuations in interest rates.
Additionally, we have access to a line of credit borrowing facility which bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. At March 31, 2010, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $10.0 million. We have not borrowed any funds under the line of credit since its inception, however, should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
Exchange Rate Risk
We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, the majority of our sales to customers provide for pricing and payment in United States dollars and therefore, are not subject to exchange rate fluctuations. However, the cost to our customers increases when the U.S. dollar strengthens against their local currency. In this difficult economy this risk of loss becomes a credit-risk for non-payment. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in internal control over financial reporting
There was no change in internal control over financial reporting during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See discussion of legal proceedings in Note 9 to the consolidated financial statements included in PART I, ITEM 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS
There have been no material changes to the factors disclosed in ITEM 1A — RISK FACTORS of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 5.	OTHER INFORMATION
Pursuant to guidance provided by the SEC Division of Corporation Finance, the following information is provided pursuant to the following Item of Form 8-K: Item 1.01 Entry into a Material Definitive Agreement.
On May 10, 2010, the Company entered into an Addendum to Joint Venture Agreement (the “Addendum”) relating to that certain Joint Venture Agreement effective as of January 13, 2010, between TASER International, Inc., William Kennedy, WDK Enterprises, LLC and RouteCloud, LLC. The Addendum clarifies that the warrants to be issued to the Company will be issued upon the date of the commercial launch of the TASER RouteCloud product. All other provisions of the Joint Venture Agreement remain the same. The Addendum is filed as Exhibit 10.1 to this Form 10-Q.

ITEM 6.	EXHIBITS

10.1	Addendum to Joint Venture Agreement with RouteCloud LLC, William D. Kennedy and WDK Enterprises, LLC, dated January 13, 2010.

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.
Date: May 10, 2010	/s/ Patrick W. Smith
Patrick W. Smith
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2010	/s/ Daniel M. Behrendt
Daniel M. Behrendt
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibits:

10.1	Addendum to Joint Venture Agreement with RouteCloud LLC, William D. Kennedy and WDK Enterprises, LLC, dated January 13, 2010.

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished