Form 10-Q
period 2010-06-30
TASER INTERNATIONAL INC
filed 2010-08-06
CIK 1069183

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
There were 62,592,262 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of August 4, 2010.

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE, 2010

Items 2, 3, 4 and 5 are not applicable.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TASER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2010	December 31, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$40,599,254	$45,505,049
Accounts receivable, net of allowance of $200,000 at June 30, 2010 and December 31, 2009, respectively	11,031,429	15,384,993
Inventory	19,076,431	15,085,750
Prepaid expenses and other current assets	3,433,812	1,461,539
Deferred income tax assets, net	9,875,312	8,447,915

Total current assets	84,016,238	85,885,246
Property and equipment, net	34,515,167	36,323,341
Capitalized software, net	4,310,814	2,349,724
Deferred income tax assets, net	10,997,093	10,997,093
Intangible assets, net	2,863,058	2,765,701
Other long-term assets	838,465	104,812

Total assets	$137,540,835	$138,425,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,636,465	$6,357,195
Accrued liabilities	4,174,424	4,252,577
Current portion of deferred revenue	3,176,471	2,819,155
Customer deposits	250,133	355,926

Total current liabilities	12,237,493	13,784,853
Deferred revenue, net of current portion	4,437,128	4,675,089
Liability for unrecorded tax benefits	2,199,620	2,264,779

Total liabilities	18,874,241	20,724,721

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized; no shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.00001 par value per share; 200 million shares authorized; 62,586,262 and 62,119,063 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	647	642
Additional paid-in capital	95,726,417	92,839,165
Treasury stock, 2,091,600 shares at June 30, 2010 and December 31, 2009	(14,708,237)	(14,708,237)
Retained earnings	37,717,632	39,569,626
Accumulated other comprehensive income/(loss)	(69,865)	—

Total stockholders’ equity	118,666,594	117,701,196

Total liabilities and stockholders’ equity	$137,540,835	$138,425,917

The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$19,120,525	$21,833,398	$42,964,426	$46,438,178

Cost of products sold:
Direct manufacturing expense	5,969,177	5,804,463	13,229,225	12,709,130
Indirect manufacturing expense	3,520,638	2,290,207	6,614,070	5,361,069

Total cost of products sold	9,489,815	8,094,670	19,843,295	18,070,199

Gross margin	9,630,710	13,738,728	23,121,131	28,367,979

Sales, general and administrative expenses	10,011,395	10,821,238	20,310,549	22,270,161
Research and development expenses	3,055,049	4,392,259	7,194,965	8,590,228

Loss from operations	(3,435,734)	(1,474,769)	(4,384,383)	(2,492,410)

Interest and other income, net	6,203	47,375	14,102	142,050

Loss before benefit for income taxes	(3,429,531)	(1,427,394)	(4,370,281)	(2,350,360)
Benefit for income taxes	(2,070,142)	(703,990)	(2,518,287)	(1,159,197)

Net loss	$(1,359,389)	$(723,404)	$(1,851,994)	$(1,191,163)

Loss per common and common equivalent shares
Basic	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Diluted	$(0.02)	$(0.01)	(0.03)	(0.02)

Weighted average number of common and common equivalent shares outstanding
Basic	62,333,929	61,907,735	62,450,722	61,869,558
Diluted	62,333,929	61,907,735	62,450,722	61,869,558
The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2010	2009

Cash Flows from Operating Activities:
Net loss	$(1,851,994)	$(1,191,163)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	3,128,328	1,483,887
Loss on disposal of fixed assets	34,442	60,360
Provision for doubtful accounts	2,764	2,852
Provision / write-off of excess and obsolete inventory	806,350	58,548
Provision for warranty	321,137	80,831
Stock-based compensation expense	1,926,220	2,759,319
Deferred income taxes	(1,427,397)	(349,183)
Provision for unrecognized tax benefits	(65,159)	(63,665)
Change in assets and liabilities:
Accounts receivable	4,383,916	3,674,249
Inventory	(4,797,031)	1,738,220
Prepaids and other assets	(2,705,926)	(204,309)
Accounts payable and accrued liabilities	(2,159,154)	(141,370)
Deferred revenue	119,355	244,727
Customer deposits	(105,793)	27,026

Net cash (used) provided by operating activities	(2,389,942)	8,180,329

Cash Flows from Investing Activities:
Proceeds from maturity of investments	—	2,500,000
Capital expenditure	(3,193,856)	(4,620,427)
Purchases of intangible assets	(180,053)	(227,488)

Net cash used by investing activities	(3,373,909)	(2,347,915)

Cash Flows from Financing Activities:
Proceeds from stock options exercised	961,037	60,890

Net cash provided by financing activities	961,037	60,890

Effect of exchange rate change on cash and cash equivalents	(102,981)	—
Net increase (decrease) in cash and cash equivalents	(4,802,814)	5,893,304
Cash and cash equivalents, beginning of period	45,505,049	46,880,435

Cash and cash equivalents, end of period	$40,599,254	$52,773,739

Supplemental Disclosure:
Cash paid for income taxes — net	$528,532	$597,335
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
a. Basis of presentation, preparation and use of estimates
The accompanying unaudited consolidated financial statements of TASER include all adjustments (consisting only of normal recurring accruals) that in the opinion of management are necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of June 30, 2010 and for the three months and six months ended June 30, 2010 and 2009. The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted from these unaudited consolidated financial statements in accordance with applicable rules. The results of operations for the three and six month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year (or any other period) and all results of operations included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
b. Segment information and major customers
Management has determined that its operations are comprised of one reportable segment. For the three months and six months ended June 30, 2010 and 2009, sales by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

United States	84%	83%	79%	77%
Other Countries	16%	17%	21%	23%

Total	100%	100%	100%	100%

Sales to customers outside of the United States are typically denominated in U.S. dollars and are attributed to each country based on the billing address of the distributor or customer. For the three months ended June 30, 2010 and 2009, no individual country outside of the U.S. represented a material amount of total net sales. For the six months ended June 30, 2010, no individual country outside of the US represented a material amount of net sales. For the six months ended June 30, 2009, sales to the UK represented approximately 12% of the Company’s total net sales. Substantially all assets of the Company are located in the United States.
In the three and six months ended June 30, 2010, one distributor represented approximately 10% of total net sales. There were no customers exceeding 10% of total net sales in the second quarter of 2009. In the six months ended June 30, 2009, one distributor represented approximately 12% of total net sales At June 30, 2010, the Company had receivables from one customer comprising 17% of its aggregate accounts receivable balance. At December 31, 2009, the Company had receivables from one customer comprising 13% of its aggregate accounts receivable balance. These customers are unaffiliated distributors of the Company’s products.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
c. Loss per common share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented. The calculation of the weighted average number of shares outstanding and earnings per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Numerator for basic and diluted loss per share
Net loss	$(1,359,389)	$(723,404)	$(1,851,994)	$(1,191,163)

Denominator for basic loss per share — weighted average shares outstanding	62,333,929	61,907,735	62,450,722	61,869,558
Dilutive effect of shares issuable under stock options outstanding	—	—	—	—

Denominator for diluted loss per share — adjusted weighted average shares outstanding	62,333,929	61,907,735	62,450,722	61,869,558

Net loss per common share
Basic	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)
As a result of the net loss for the three and six months ended June 30, 2010, we excluded 6,335,522 and 4,753,281 stock options, respectively, from the calculation as their effect would have been to reduce the net loss per share. As a result of the net loss for the three and six months ended June 30, 2009, we excluded 8,223,938 and 8,306,405 stock options, respectively, from the calculation as their effect would have been to reduce the net loss per share.
d. Warranty costs
The Company warrants its X3, X26, Advanced, TASER Cam, XREP, Shockwave, and AXON products from manufacturing defects on a limited basis for a period of one year after purchase. The C2 product is warranted for a period of 90 days after purchase. After the one year warranty expires, if the device fails to operate properly for any reason, the Company will replace the X26 for a prorated price depending on when the product was placed into service and replace the ADVANCED TASER device for a fee of $75. These fees are intended to cover the handling and repair costs and provide a profit for the Company. The Company also sells extended warranties, primarily for the X26 and X3, for periods of up to four years after the expiration of the limited one year warranty. Management tracks historical data related to returns and warranty costs on a quarterly basis, and estimates future warranty claims based upon historical experience. If management becomes aware of a component failure that could result in larger than anticipated returns from its customers, the reserve would be increased. The reserve for warranty returns is included in accrued liabilities on the consolidated balance sheet. The following table summarizes the changes in the estimated product warranty liabilities for the six months ended June 30, 2010 and 2009.

	2010	2009

Balance at January 1,	$369,311	$615,031
Utilization of accrual	(264,291)	(239,686)
Warranty expense	321,137	80,831

Balance at June 30,	$426,157	$456,176

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
f. Capitalized software development costs
For development costs related to EVIDENCE.com, the Company’s Software as a Service (SaaS) product, the Company capitalizes qualifying computer software costs that are incurred during the application development stage. Costs related to preliminary project planning activities and post-implementation activities are expensed as incurred. For the three and six months ended June 30, 2010, the Company capitalized $528,000 and $1,320,000, respectively, of qualifying software development costs. For the three and six months ended June 30, 2009, the Company capitalized $648,000 (no costs were capitalized in the first quarter of 2009). The Company will begin amortizing capitalized software development costs commencing in the third quarter of 2010.
For development costs related to the TASER Protector Platform (See Note 12), the Company capitalized development costs paid to RouteCloud LLC for development of the Protector Platform technology under the terms of the joint venture agreement. For the three and six months ended June 30, 2010, the Company capitalized approximately $71,000 and $641,000, respectively, of qualifying development costs. The Company will begin amortizing capitalized development once the final product has launched, which is expected to occur in the fourth quarter of 2010.
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
2. Cash, cash equivalents and investments
Cash and cash equivalents include funds on hand and short-term investments with original maturities of three months or less. Short-term investments include securities generally having maturities of 90 days to one year. At June 30, 2010, the entire $40.6 million of the Company’s cash and cash equivalents was comprised of cash and money market funds.
The Company valued its cash equivalents in money market accounts using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, management classified the valuation techniques that use these inputs as Level 1.
3. Inventory
Inventory is stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (FIFO) method, and an allocation of manufacturing labor and overhead. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventories as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009

Raw materials and work-in-process	$12,578,708	$10,387,229
Finished goods	6,830,914	5,172,595
Reserve for excess and obsolete inventory	(333,191)	(474,074)

	$19,076,431	$15,085,750

4. Intangible assets
Intangible assets consisted of the following at June 30, 2010 and December 31, 2009:

		June 30, 2010			December 31, 2009
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Domain names	5 Years	$237,911	$60,058	$177,853	$230,991	$60,000	$170,991
Issued patents	4 to 15 Years	922,810	233,542	689,268	869,309	206,907	662,402
Issued trademarks	9 to 11 Years	173,713	27,173	146,540	131,058	19,183	111,875
Non compete agreements	5 to 7 Years	150,000	120,000	30,000	150,000	106,429	43,571

		1,484,434	440,773	1,043,661	1,381,358	392,519	988,839

Unamortized intangible assets:
TASER Trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		919,397		919,397	876,862		876,862

		1,819,397		1,819,397	1,776,862		1,776,862

		$3,303,831	$440,773	$2,863,058	$3,158,220	$392,519	$2,765,701

Amortization expense for the three and six months ended June 30, 2010 was approximately $24,000 and $48,000, respectively. Amortization expense for the three and six months ended June 30, 2009 was approximately $24,000 and $44,000, respectively. Estimated amortization expense of intangible assets for the remaining six months of 2010, the next five years ended December 31, and thereafter is as follows:
Estimated amortization expense of intangible assets for the next five years and thereafter is as follows:

2010 (remainder of year)	$54,353
2011	101,209
2012	81,210
2013	81,210
2014	81,979
2015	72,882
Thereafter	570,819

$1,043,661

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
5. Accrued liabilities
Accrued liabilities consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Accrued salaries and benefits	$1,386,186	$1,691,303
Accrued expenses	2,362,081	2,191,963
Accrued warranty expense	426,157	369,311

	$4,174,424	$4,252,577

6. Income taxes
The deferred income tax assets at June 30, 2010 are comprised of capitalized research and development costs, research and development tax credits, non-qualified stock-based compensation expense, deferred warranty revenue, warranty and inventory reserves and accrued vacation. The Company’s total current and long term deferred tax assets balance at June 30, 2010 is $20.9 million.
In preparing the Company’s consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities, and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business, as well as the generation of sufficient future taxable income. Management believes that, as of June 30, 2010, based on an evaluation and projections of future sales and profitability for fiscal 2010, no valuation allowance is necessary. However, such deferred tax assets could be reduced in the future if projections of future taxable income during the carryforward period are reduced.
The Company has completed research and development tax credit studies which identified approximately $5.9 million in tax credits for Federal and Arizona income tax purposes related to the 2003 through 2009 tax years, net of the federal benefit on the Arizona research and development tax credits. Management has made the determination that it is more likely than not that the full benefit of the research and development tax credit will not be sustained on examination and accordingly has established a cumulative liability for unrecognized tax benefits of $2.2 million as of June 30, 2010. In addition, management accrued approximately $106,000 for estimated uncertain tax positions related to certain state income tax liabilities. As of June 30, 2010, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $2.2 million be recognized, the Company’s effective tax rate would be favorably impacted.
The following presents a rollforward of our liability for unrecognized tax benefits as of June 30, 2010:

Unrecognized Tax
Benefits

Balance at January 1, 2010	$2,264,779
Decrease in prior year tax positions
Decrease in current year tax positions	(65,159)
Decrease related to adjustment of previous estimates of activity	—
Decrease related to settlements with taxing authorities	—
Decrease related to lapse in statute of limitations	—

Balance at June 30, 2010	$2,199,620

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
7. Stockholders’ equity
Stock Option Activity
At June 30, 2010, the Company had four stock-based compensation plans, three of which are described more fully in Note 10 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K.
The following table summarizes the stock options available and outstanding as of June 30, 2010, as well as activity during the three months then ended:

		Outstanding Options
	Options Available for		Weighted Average
	Grant	Number of options	Exercise Price

Balance at December 31, 2009	1,708,192	8,780,067	$5.94
Granted	(826,296)	826,296	$5.32
Exercised	—	(467,199)	$2.06
Expired/terminated	913,460	(913,460)	$6.27

Balance at June 30, 2010	1,795,356	8,225,704	$6.06

The options outstanding as of June 30, 2010 have been segregated into five ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted Average		Weighted
	Number	Average	Remaining	Number	Average
Range of Exercise Price	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price
$0.28 – $0.99	504,452	$0.36	2.7	504,452	$0.36
$1.03 – $2.41	651,547	$1.62	2.3	651,547	$1.62
$3.53 – $9.93	6,257,317	$6.07	7.3	3,914,204	$6.64
$10.07 – $19.76	759,188	$12.25	5.6	743,942	$12.23
$20.12 – $29.98	53,200	$24.23	4.0	53,200	$24.23

	8,225,704	$6.06	6.4	5,867,345	$6.42

The total fair value of options exercisable at June 30, 2010 and 2009 was $19.7 million and $17.7 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable was $3.4 million and $3.3 million, respectively, at June 30, 2010. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $3.90 per share, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised for the three and six month periods ended June 30, 2010 was approximately $39,000 and $2,128,000 respectively. Total intrinsic value of options exercised for the three and six month periods ended June 30, 2009 was approximately $97,000 and $528,000, respectively.
At June 30, 2010, the Company had 2,358,359 unvested options outstanding with a weighted average exercise price of $5.19 per share, weighted average grant date fair value of $2.77 per share and a weighted average remaining contractual life of 8.7 years. Of these unvested options outstanding, management estimates that approximately 2,260,723 options will ultimately vest based on its historical experience.
As of June 30, 2010, total unrecognized stock-based compensation expense related to unvested stock options was approximately $6.4 million, which is expected to be recognized over a remaining weighted average period of approximately 13 months.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
Stock-Based Compensation Expense
The Company calculates the fair value of stock-based awards using the Black-Scholes-Merton option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the three and six month periods ended June 30, 2010 and 2009, and the resulting estimates of weighted-average fair value per share of options granted during those periods, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Expected life of options	4.5 years	4.5 years	4.5 years	4.5 years
Weighted average volatility	62.2%	73.2%	61.5%	73.0%
Weighted average risk-free interest rate	2.0%	2.2%	2.1%	1.9%
Dividend rate	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of options granted	$2.25	$2.50	$2.71	$2.62
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
Reported share-based compensation was classified as follows for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Cost of Products Sold	$80,476	$98,975	$151,985	$198,363
Sales, general and administrative expenses	724,464	812,945	1,522,591	1,627,019
Research and development expenses	111,686	472,362	251,644	933,937

	$916,626	$1,384,282	$1,926,220	$2,759,319

Total share-based compensation expense recognized in the income statement for the three and six months ended June 30, 2010 includes approximately $503,000 and $1.3 million, respectively, related to Incentive Stock Options (“ISO“s) for which no tax benefit is recognized. Total share-based compensation expense recognized in the income statement for the three and six months ended June 30, 2009 includes approximately $823,000 and $1.6 million, respectively, related to ISOs for which no tax benefit is recognized. The Company did not tax effect the share-based compensation expense for tax purposes related to the non-qualified disposition of ISOs exercised and sold as the benefit will be recorded when the Company is in a position to realize the benefit with an offset to taxes payable in future periods. The total unrecognized tax benefit related to the non-qualified disposition of stock options in the three and six months ended June 30, 2010 was approximately $39,000 and $2,128,000, respectively. The total unrecognized tax benefit related to non-qualified disposition of stock options in the three and six months ended June 30, 2009 was approximately $97,000 and $528,000, respectively.
The Company has granted a cumulative total of 926,000 performance-based stock options in 2008, 2009 and the first quarter of 2010, the vesting of which is contingent upon the achievement of certain performance criteria related to the successful and timely development and market acceptance of future product introductions, as well as the future sales and operating performance of the Company. Compensation expense is recognized over the implicit service period (the date the performance condition is expected to be achieved) based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. At June 30, 2010, 257,531 unvested performance options with a fair value of approximately $651,000 remain outstanding. During the three and six months ended June 30, 2010, 25,000 and 225,000 of these options were forfeited, resulting in the reversal of approximately $52,000 and $346,000, respectively, of previously recognized compensation expense. During the three and six months ended June 30, 2009, there were no forfeited performance options.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continue
(unaudited)
8. Line of credit
The Company has a line of credit agreement with a bank which provides for a total availability of $10.0 million. The line is secured by the Company’s accounts receivable and inventory and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime (3.25% at June 30, 2010). The availability under this line is computed on a monthly borrowing base, which is based on the Company’s eligible accounts receivable and inventory. The line of credit, which was renewed in the second quarter of 2010, matures on June 30, 2011 and requires monthly payments of interest only. At June 30, 2010, there was no amount outstanding under the line of credit and the available borrowing was $10.0 million. There have been no borrowings under the line of credit to date.
The Company’s agreement with the bank requires compliance with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed coverage charge ratio can be no less than 1.25:1, based upon a trailing twelve month period. At June 30, 2010, the Company’s tangible net worth ratio was 0.16:1 and its fixed charge coverage ratio was 3.18:1.Accordingly, the Company was in compliance with those covenants.
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
In addition, 114 other lawsuits have been dismissed or judgment entered in favor of the Company which are not included in this number. An appeal was filed by the plaintiff in the Mann (GA) litigation, Thompson (MI) litigation, Neal-Lomax (NV) and Rosa (CA) cases where judgment was entered in favor of the Company. These cases are not included in this number.
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Glowczenski	Oct-04	US District Court, ED NY	Wrongful Death	Trial rescheduled, date to be determined
Washington	May-05	US District Court, ED CA	Wrongful Death	Discovery Phase
Sanders	May-05	US District Court, ED CA	Wrongful Death	Dismissed
Graff	Sep-05	Maricopa County Superior Court, AZ	Wrongful Death	Dismissed
Heston	Nov-05	US District Court, ND CA	Wrongful Death	Plaintiff Jury Verdict, punitive damages thrown out, judgment entered against TASER for $153,150 compensatory damages, $1,423,127 attorney fees and $182,000 costs, appeal filed
Rosa	Nov-05	US District Court, ND CA	Wrongful Death	Dismissed, Summary Judgment Granted, Appeal Pending
Yeagley	Nov-05	Hillsborough County Circuit County, FL	Wrongful Death	Dismissed
Neal-Lomax	Dec-05	US District Court, NV	Wrongful Death	Dismissed, Appeal Won
Mann	Dec-05	US District Court, ND GA, Rome Div	Wrongful Death	Dismissed, Appeal Won, EnBanc Review Pending
Bagnell	Jul-06	Supreme Court for British Columbia, Canada	Wrongful Death	Discovery Phase
Hollman	Aug-06	US District Court, ED NY	Wrongful Death	Discovery Phase
Oliver	Sep-06	US District Court, MD FL, Orlando Division	Wrongful Death	Discovery Phase, trial scheduled June 2011
Teran/LiSaola	Oct-06	US District Court, ND CA	Wrongful Death	Dismissed
Augustine	Jan-07	11th Judicial Circuit Court, Miami-Dade, FL	Wrongful Death	Discovery Phase, trial scheduled November 2010
Wendy Wilson, Estate of Ryan Wilson	Aug-07	District Court Boulder County, CO	Wrongful Death	Motion Phase, trial scheduled August 2011
Jack Wilson, Estate of Ryan Wilson (Companion to Wendy Wilson)	Nov-07	District Court Boulder County, CO	Wrongful Death	Motion Phase, trial scheduled August 2011
Marquez	Jun-08	US District Court, AZ	Wrongful Death	Motion Phase
Salinas	Aug-08	US District Court, Northern District CA	Wrongful Death	Discovery Phase, trial scheduled February 2011
Thomas (Pike)	Oct-08	US District Court, WD Louisiana, Alexandria	Wrongful Death	Dismissed
Dwyer	Nov-08	US District Court, ED TX, Marshall Division	Wrongful Death	Dismissed
Carroll	Mar-09	US District Court, Southern District TX	Wrongful Death	Discovery Phase
Shrum	May-09	Allen County District Court, Iola, KS	Wrongful Death	Trial Scheduled June 2011
Athetis	May-09	US District Court, AZ	Wrongful Death	Discovery Phase
Hagans	May-09	US District Court, SD OH	Wrongful Death	Dismissed
Bartley	Jun-09	US District Court, ED LA	Wrongful Death	Dismissed
Abrahams	Jul-09	CA Superior Court, Yolo County	Wrongful Death	Discovery Phase-trial scheduled May — 2011
Humphreys	Oct-09	CA Superior Court, San Joaquin County	Wrongful Death	Case Stayed
Forbes	Dec-09	US District Court, MS	Wrongful Death	Discovery Phase
Terriquez	Feb-10	Superior Court of CA, Orange County	Wrongful Death	Discovery Phase, trial scheuduled February 2011
Rich	Feb-10	US District Court, Nevada	Wrongful Death	Pleading Phase
McKenzie	Feb-10	US Disctrict Court, ED CA	Wrongful Death	Discovery Phase, trial scheduled January 2012
Turner	Feb-10	General Court of Justice, Superior Court Div, Mecklenburg County, NC	Wrongful Death	Discovery Phase, trial scheduled July 2011
Dang	Mar-10	CA Superior Court, Orange County	Wrongful Death	Dismissed
Doan	Apr-10	Queens Bench Alberta, Red Deer Judicial Dist.	Wrongful Death	Pleading Phase
Piskkura	May-10	US District Court, OH	Wrongful Death	Pleading Phase
Winfield	May-10	CA Superior Court, LA	Wrongful Death	Dismissed
Corbin	Jun-10	Houston County Court, AL	Wrongful Death	Pleading Phase
Swayzer	Jun-10	CA Superior Court, Santa Clara County	Wrongful Death	Pleading Phase
Stewart	Oct-05	Circuit Court for Broward County, FL	Training Injury	Discovery Phase
Lewandowski	Jan-06	US District Court, NV	Training Injury	Trial Scheduled November 2010
Peterson	Jan-06	US District Court, NV	Training Injury	Dismissed
Husband	Mar-06	British Columbia Supreme Court, Canada	Training Injury	Discovery Phase
Grable	Aug-08	FL 6th Judicial Circuit Court, Pinellas County	Training Injury	Discovery Phase
Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Discovery Phase
Bickle	Mar-09	18th Judicial District Court, Gallatin County, MT	Training Injury	Discovery Phase
Foley	Mar-09	US District Court, MA	Training Injury	Discovery Phase
Peppler	Apr-09	Circuit Court 5th Judicial Dist., Sumter City, FL	Training Injury	Discovery Phase
Kandt	Jun-09	US District Court, ND NY	Training Injury	Discovery Phase
Ginger	Apr-10	Iowa District Court, Marion County	Training Injury	Pleading Phase
Wieffenbach	Jun-06	Circuit Court of 12th Judicial District, Will County, Il	Injury During Arrest	Dismissed
Butler	Sep-08	CA Superior Court, Santa Cruz County	Injury During Arrest	Off Trial Calendar
Reston	Apr-09	Circuit Court 4th Judicial Dist., Duval Cty, FL	Injury During Arrest	Dismissed
Lucas	Jun-09	US District Court, ED CA	Injury During Arrest	Discovery Phase
Spence	Jul-09	CA Superior Court, Marin County	Injury During Arrest	Dismissed
Wheat	Jul-09	CA Superior Court, Los Angeles County	Injury During Arrest	Discovery Phase, trial scheduled Mar-2011
Derbyshire	Nov-09	Ontario Superior Court of Justice	Officer Injury	Discovery Phase
Fahy	Dec-09	Circuit Court of City of St. Louis	Injury During Arrest	Discovery Phase
Tylecki	Jan-10	US District Court, DE	Injury During Arrest	Pleading Phase
Thompson	Mar-10	11th Judicial Circuit Court Miami-Dade County, FL	Injury During Arrest	Pleading Phase
Wilson	Apr-10	US District Court, ND IL, ED	Injury During Arrest	Pleading Phase
Patterson	Jun-10	Circuit Court Pontotoc County, MS	Injury During Arrest	Pleading Phase

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
Other Litigation
In January 2007, we filed a lawsuit in the U.S. District Court for Arizona against Stinger Systems, Inc. alleging patent infringement, patent false marking, and false advertising. Defendant filed an answer and counterclaim for false advertising and punitive damages. More specifically, the counterclaim seeks judgment; invalidating U.S. Patent 7,145,762; holding patent 7,145,762 not infringed; granting permanent injunction to prohibit false advertising and labeling; granting unspecified punitive damages for false advertising and/or unfair competition and injuries proximately caused; and to pay defendants’ reasonable attorneys’ fees. On February 2, 2009, the court issued an order based on a Markman hearing (patent claims construction hearing) held on May 7, 2008 in which the Court adopted TASER’s claim construction on the disputed patent claim term in TASER’s U.S. patent number 7,102,870 and all of TASER’s claim construction on all of the disputed patent claim terms in TASER’s U.S. patent number 7,234,262. In addition, the Court adopted TASER’s claim construction on one of the disputed patent claim terms in TASER’s U.S. patent number 6,999,295 (“295 Patent”) and rejected both parties’ claim construction in the other disputed claim term in this patent. Discovery is ongoing and no trial date has been sent. Both parties filed motions for summary judgment and on March 31, 2010, the Court entered an order granting TASER’s motion for summary judgment against Stinger for literal patent infringement of TASER’s U.S. 295 Patent. The Court also granted Stinger summary judgment on its motion that claim 3 of TASER’s U.S. Patent 7,102,870 is invalid as obvious but denied summary judgment on the rest of grounds for relief in Stinger’s motion. A trial date has been set for August 24, 2010.
In October 2007, we filed a lawsuit in Arizona Superior Court for Maricopa County against Steve Ward and Mark Johnson, both former TASER employees and VIEVU LLC, et. al. for breach of duty of loyalty, breach of contract, breach of fiduciary duty, and conversion. This lawsuit does not involve our electronic control device business and we do not expect this litigation to have a material impact on our financial results. Defendants Ward and VIEVU LLC filed an answer and counterclaim for declaration of non-infringement, tortious interference with contractual relations, tortious interference with business expectancy, and abuse of process. The lawsuit seeks compensatory damages, constructive trust, exemplary damages, injunctive relief attorneys’ fees, costs and disbursements. Cross motions for summary judgment were filed and on March 4, 2009, the Court denied Defendants’ motion for summary judgment on the trade secret claim and on April 9, 2009, the Court granted TASER’s motion for summary judgment against Ward on the breach of fiduciary duty and the breach of duty of loyalty claims. We filed a Motion to Extend Discovery Period by and to reconvene the Deposition of Steve Ward, and Defendants have filed Defendant’s Response in Opposition to this motion. In addition, Defendants Steve Ward and VIEVU LLC have filed a Motion for Reconsideration or in the alternative to make the Court’s Ruling a Final Judgment and Stay Proceeding Pending Outcome of Appeal. The Court denied the Motion for Reconsideration, but granted the motion to make the Court’s Ruling a Final Judgment and Stayed the Proceeding Pending Outcome of Appeal. An appeal has been filed by Defendants Ward and VIEVU LLC to the Arizona State Court of Appeals. The appellate court reversed the Superior Court and remanded the case back to Superior Court for trial. No trial date has been set.

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
In February 2009, we filed a complaint in the United States District Court for the District of Nevada against James F. McNulty, Jr., Robert Gruder, and Stinger Systems, Inc. alleging securities fraud under 15 U.S.C. § 78j, trade libel, unfair competition under the Lanham Act, 15 U.S.C. § 1125, abuse of process, and deceptive trade practices. Our complaint seeks compensatory damages, punitive damages, injunctive relief, attorneys’ fees and costs. Defendants filed motions to dismiss and on March 25, 2010 the Court denied Defendants’ motion on all claims except the securities fraud claim. No trial date has been set.
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
General
From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. After carefully assessing the claim, and assuming we determine that we are not at fault, we vigorously defend and pursue any lawsuit filed against or by the Company. Although we do not expect the outcome in any pending individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition. In addition, the Company has four lawsuits where the costs of legal defense incurred are in excess of its liability insurance deductibles. As of June 30, 2010, the Company has been fully reimbursed by its insurance company for these legal costs. The Company may settle a lawsuit in situations where a settlement can be obtained for nuisance value and for an amount that is expected to be less than the cost of defending a lawsuit. The number of product liability lawsuits dismissed includes a small number of police officer training injury lawsuits that were settled by the Company and dismissed in cases where the settlement economics to the Company were significantly less than the cost of litigation. In addition, it is the Company’s policy to not settle suspect injury or death cases, although the Company’s insurance company may settle such lawsuits over the Company’s objection where the case is over the Company’s liability insurance deductibles. Due to the confidentiality of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not identify or comment on which specific lawsuits have been settled or the amount of any settlement.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
10. Related Party Transactions
Aircraft charter
The Company reimburses Thomas P. Smith, Chairman of the Company’s Board of Directors, and Patrick W. Smith, the Company’s Chief Executive Officer, for business use of their personal aircraft. For the three and six months ended June 30, 2010, the Company incurred expenses of approximately $67,000 and $146,000, respectively, to Thomas P. Smith. For the three and six months ended June 30, 2009, the Company incurred expenses of approximately $101,000 and $150,000, respectively, to Thomas P. Smith. For the three and six months ended June 30, 2009, the Company incurred expenses of approximately $0 and $9,800 to Patrick W. Smith. There were no expenses incurred to Patrick W. Smith for the three and six months ended June 30, 2010. At June 30, 2010 and December 31, 2009, the Company had outstanding payables of approximately $44,000 and $15,000, respectively, due to Thomas P. Smith. At June 30, 2010 and December 31, 2009, the Company had no outstanding payables due to Patrick W. Smith. Management and the Audit Committee believes that the rates charged by Thomas P. Smith and Patrick W. Smith are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
In the first quarter of 2007, the Company also entered into a charter agreement for future use of an aircraft for business travel from Thundervolt, LLC, a company owned by Patrick W. Smith. For the three months ended June 30, 2010 and 2009, the Company did not incur any direct charter expenses pursuant to its relationship with Thundervolt, LLC. Management and the Audit Committee believes that the rates charged by Thundervolt, LLC are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
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
TASER Foundation
In November 2004, the Company established the TASER Foundation. The TASER Foundation is a 501(c)(3) non-profit corporation and has been granted tax exempt status by the IRS. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Over half of the initial $1 million endowment was contributed directly by TASER International, Inc. employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the three and six months ended June 30, 2010, the Company incurred approximately $29,000 and $76,000, respectively, in such administrative costs. For the three and six months ended June 30, 2009, the Company incurred approximately $56,000 and $118,000, respectively, in such administrative costs. The Company is authorized by its Board of Directors to make a discretionary contribution up to a maximum of $200,000 per quarter. For the three and six months ended June 30 2010 and 2009, the Company did not make a discretionary contribution to the TASER Foundation.
Consulting services
Beginning in August 2005, the Company agreed to pay Mark Kroll, a member of the Board of Directors of the Company (“Board”), for consultancy services. Consulting expenses to Mr. Kroll for the three and six months ended June 30, 2010 were approximately $26,000 and $56,000, respectively. Consulting expenses to Mr. Kroll for the three and six months ended June 30, 2009 were approximately $61,000 and $146,000, respectively. At June 30, 2010 and December 31, 2009, the Company had approximately $10,000 and $14,000, recorded as a payable for these services.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
Settlement agreement
On May 15, 2009, Bruce and Donna Culver, husband and wife (the “Culvers”), and the Company, entered into a settlement and release agreement (the “Agreement”), the background and material terms of which are described below. Mr. Culver served as a director of the Company from January 1994 until his retirement on April 9, 2010
In July 2000, the Culvers provided a loan to the Company in exchange for a promissory note and warrants to purchase 136,364 shares of the Company’s common stock for $0.55 per share. In October 2004, the Culvers exercised the warrants, and the Company issued them a Form 1099, which included the in-the-money value of the warrants as stock compensation based upon the advice of the Company’s then-current outside tax advisors. In 2007, the Culvers informed the Company that their personal tax advisors had determined that the 2004 Form 1099 was not the proper tax treatment for the transaction, and that the value of the warrants should not have been included as compensation because the warrants were issued in connection with the loan rather than services. The Company responded by issuing an amended Form 1099 excluding the value of the warrants, and the Culvers filed an amended 2004 federal tax return seeking a refund. The Culvers are also seeking a refund with respect to their 2004 California tax return.
The parties entered into the Agreement to settle any disputes that the Culvers might have with the Company in connection with the original Form 1099 that was issued in October 2004 and the Culvers’ resulting tax liability. Pursuant to the Agreement, the Company agreed to pay the Culvers $350,000 upon execution in exchange for a full release. The Agreement also contained a claw-back provision, pursuant to which the Culvers agreed to pay to the Company the amount of any refund they receive from the federal government and/or the State of California, up to the $350,000 amount of the settlement payment. The Culvers are entitled to keep 100% of any refund(s) they receive in excess of $350,000. The Culvers received a refund from the Internal Revenue Service in February 2010 and they continue to seek a refund with respect to the State of California. The Company is working with the Culvers regarding the timing and the form of this payment. The Company expects to record the $350,000 under the claw-back provision as a credit to sales, general and administrative expense once the cash has been received.
11. Employee Benefit Plan
The Company has a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $16,500. The Company currently matches 100% of the first 3% of eligible compensation contributed to the Plan by each participant and 50% of the next 2% of eligible compensation contributed to the plan by each participant. Beginning January 1, 2008, the Company’s matching contributions are immediately vested. The Company’s matching contributions to the Plan for the three and six months ended June 30, 2010 were approximately $129,000 and $266,000, respectively. The Company’s matching contributions to the Plan for the three and six months ended June 30, 2009 were approximately $117,000 and $229,000, respectively. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.
12. Joint Venture Agreement
During the first quarter of 2010, the Company entered into a joint venture agreement with RouteCloud, LLC (“RouteCloud”) and certain other parties to establish the TASER Protector Group to exclusively develop, market, sell and support a new suite of products that give parents the ability to manage their children’s mobile phone usage and driving behaviors though a simple to use interface on a mobile phone, computer or TV. Under the agreement the Company will provide RouteCloud development funding up to $1.725 million, $0.3 million of which was funded in the fourth quarter of 2009 under a letter of understanding between the parties, and an additional $0.8 million and $0.1 million of which was funded during the first and second quarters of 2010, respectively. Refer to Note 1(f) for treatment of the development funding. In addition, the Company will provide various marketing and administrative support functions upon launch of the products. RouteCloud is responsible for development of all products as well as various administrative, finance and billing functions. Upon the launch of the first Protector Product, the Company will also receive the right to acquire warrants to purchase non-voting membership interests constituting 20% (subject to anti-dilution provisions) of RouteCloud’s equity for an aggregate exercise price of $1.0 million. If unexercised, the warrants terminate one year after the first protector product launch. Should the Company exercise the warrants, the Company is entitled to one board seat on RouteCloud’s Board of Directors.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— Continued
(unaudited)
Management performed a review of the above joint venture arrangement with in accordance with recently adopted guidance on consolidation of variable interest entities (VIE’s), and determined that the Company holds an indirect variable interest in RouteCloud as presently its primary business purpose is the fulfillment of the joint venture agreement. Management also determined that RouteCloud meets the definition of a VIE as it is a thinly capitalized entity, however based on an evaluation of the criteria to determine which party is primary beneficiary, it was determined that the management of RouteCloud, in their role as developers of the Protector platform, currently has power over the activities which most significantly impact the entity’s economic performance. Further, the Company presently does not hold any equity or voting rights in RouteCloud and has no obligation or right to absorb losses of or receive benefits from RouteCloud. As such, it was determined that the entity is not required to be consolidated into the Company’s results. Management will evaluate the facts and circumstances of this relationship for reconsideration events on an ongoing basis to determine if the primary beneficiary status changes in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following is a discussion of the Company’s financial condition as of June 30, 2010, and results of operations for the three and six months ended June, 2010 and 2009. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: the impact of recently adopted accounting guidance; our dividend policy; our expectations about unrecognized tax benefits and deferred income taxes; assumptions about the future vesting of outstanding stock options and the amortization of costs relating thereto; our litigation strategy; the outcome of pending litigation against us; the sufficiency of our capital resources and the availability of financing to the Company. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; financial and budgetary constraints of prospects and customers; litigation risks resulting from alleged product-related injuries and media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; our dependence on sales of our TASER X26 products; our ability to manage our growth; our ability to ramp manufacturing production to meet demand; establishment and expansion of our direct and indirect distribution channels; our ability to design, introduce and sell new products; delays in development schedules; risks relating to acquisitions and joint ventures; the length of our sales cycle and our ability to realize benefits from our marketing and selling efforts; risks of governmental regulations, including regulations of our products by the U.S Consumer Product Safety Commission; regulation of our products as a “crime control” product by the Federal government; state and local government regulation and foreign regulation; our compliance with regulations governing the environment, including but not limited to, regulations within the European Union; our ability to protect our intellectual property; intellectual property infringement claims and relating litigation costs; competition in foreign countries relating to foreign patents; the adverse effects that could result from our products being classified as firearms by the United States Bureau of Alcohol and Firearms; product defects; our dependence on third party suppliers for key components of our products; component shortages; our dependence on foreign suppliers for key components; rising costs of raw materials relating to petroleum prices; catastrophic events; service outages and disruptions relating to our EVIDENCE.com service; fluctuations in quarterly operating results; difficulties in complying with Sarbanes-Oxley Section 404; foreign currency fluctuations; counterparty risks relating to cash balances held in excess of FDIC insurance limits; rapid technological change; employee retention risks and other factors identified in documents filed by us with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2009 under the caption ‘Risk Factors.”
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

Results of Operations
Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
The following table sets forth, for the periods indicated, our consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statements of operations (dollars in thousands):

	Three Months Ended June 30,				Increase / (Decrease)
	2010		2009		$	%

Net sales	$19,121	100.0%	$21,833	100.0%	$(2,712)	-12.4%
Cost of products sold	9,490	49.6%	8,095	37.1%	1,395	17.2%

Gross margin	9,631	50.4%	13,738	62.9%	(4,107)	-29.9%
Sales, general and administrative expenses	10,011	52.4%	10,821	49.6%	(810)	-7.5%
Research and development expenses	3,055	16.0%	4,392	20.1%	(1,337)	-30.4%

Loss from operations	(3,435)	-18.0%	(1,475)	-6.8%	(1,960)	133.0%
Interest and other income, net	6	0.0%	47	0.2%	(41)	-86.9%

Loss before benefit for income taxes	(3,429)	-17.9%	(1,428)	-6.5%	(2,001)	140.3%
Benefit for income taxes	(2,070)	-10.8%	(705)	-3.2%	(1,365)	194.1%

Net loss	(1,359)	-7.1%	(723)	-3.3%	$(636)	88.1%

Net Sales
For the three months ended June 30, 2010 and 2009, sales by product line and by geography were as follows (dollars in thousands):

	Three Months Ended June 30,
	2010		2009
Sales by Product Line

TASER X26	$10,008	52.3%	$12,268	56.2%
TASER C2	855	4.5%	1,225	5.6%
TASER Cam	552	2.9%	922	4.2%
ADVANCED TASER	286	1.5%	244	1.1%
Single Cartridges	4,877	25.5%	5,237	24.0%
Other Products	306	1.6%	29	*
Other	2,237	11.7%	1,908	8.7%

Total	$19,121	100.0%	$21,833	100.0%

*	Less than 1%

	Three Months Ended June 30,
	2010	2009

United States	84%	83%
Other Countries	16%	17%

Total	100%	100%

Net sales decreased $2.7 million, or 12%, to $19.1 million for the second quarter of 2010 compared to $21.8 million for the second quarter of 2009. The decrease in sales versus the prior year quarter was primarily driven by fewer individually significant international orders as sales in the second quarter of 2009 included follow-on orders to larger customers in the U.K, Australia and Korea. Domestically, sales to law enforcement customers also declined due to lower municipal spending in the U.S., as agencies reassigned budget dollars due to ongoing economic constraints, while sales to Federal customers and retail consumers were also lower than prior year levels. Sales of our X26 ECDs, decreased $2.3 million, or 18%, while sales of single cartridges decreased $0.4 million, or 7%, compared to the prior year. Sales of new products, XREP, X3 and Shockwave, contributed $0.3 million in sales in the second quarter of 2010. Other sales include extended warranty revenue, out of warranty repairs, government grants, training and shipping revenues.
International sales for the second quarter of 2010 and 2009 represented approximately $3.1 million, or 16%, and $3.8 million, or 17%, of total net sales, respectively.

Cost of Products Sold
Cost of products sold increased by $1.4 million, or 17%, to $9.5 million for the second quarter of 2010 compared to $8.1 million for the second quarter of 2009. As a percentage of net sales, cost of products sold increased to 49.6% in the second quarter of 2009 compared to 37.1% in the second quarter of 2009. The increase in costs as a percent of sales is driven by a combination of factors including a less favorable sales segment and product mix and increases in freight and packaging material costs. Direct labor also increased as a percentage of sales due to the higher cost of using temporary labor during the second quarter of 2010, while leverage was reduced on indirect manufacturing expenses as a result of the decrease in sales. This pool of indirect manufacturing expenses increased in the second quarter of 2010 due to depreciation expense on our cartridge automation production equipment as well as some one-time charges for employee severance and obsolete inventory write-offs. Also during the second quarter, we began classifying EVIDENCE.com data center operating costs as cost of goods sold following the initial sales of the service.
Gross Margin
Gross margin decreased $4.1 million, or 30%, to $9.6 million for the second quarter of 2010 compared to $13.7 million for the second quarter of 2009. As a percentage of net sales, gross margin decreased to 50.4% for the second quarter of 2010 compared to 62.9% for the second quarter of 2009, a result of the factors discussed above under cost of products sold.
Sales, General and Administrative Expenses
For the three months ended June 30, 2010 and 2009, sales, general and administrative (“SG&A”) expenses were comprised of the following (dollars in thousands):

	Three Months Ended June 30,
			$	%
	2010	2009	Change	Change

Salaries, benefits and bonus	$2,866	$2,704	$162	6.0%
Legal, professional and accounting fees	1,141	1,460	(319)	-21.8%
Travel and meals	763	886	(123)	-13.9%
Stock-based compensation	724	813	(89)	-10.9%
Consulting and lobbying	666	1,066	(400)	-37.5%
Depreciation and amortization	504	450	54	11.9%
Sales and Marketing	491	1,085	(594)	-54.7%
D&O and liability insurance	416	482	(66)	-13.7%
Other	2,440	1,875	565	30.1%

Total	$10,011	$10,821	$(810)	-7.5%

Sales, general and administrative as % of net sales	52.4%	49.6%
Sales, general and administrative expenses were $10.0 million and $10.8 million in the second quarter of 2010 and 2009, respectively, a decrease of $0.8 million, or 8%. As a percentage of total net sales, SG&A expenses increased to 52.4% for the second quarter of 2010 compared to 49.6% for the second quarter of 2009. The dollar decrease for the second quarter of 2010 compared to the same period in 2009 is attributable to a $0.3 million reduction in legal, professional and accounting fees driven by a drop in the volume of legal case activity and a $0.4 million decrease in consulting and lobbying services, specifically due to reductions in marketing and IT related projects, as the Company implemented measures to reduce costs and source work internally when practicable. A focus on rationalizing discretionary spending also resulted in reductions in travel expenses and sales and marketing related costs including advertising and tradeshows. These decreases in SG&A expense were partially offset by a charge of approximately $0.8 million relating to a litigation settlement for an officer injury during arrest claim, included in other expense, and $0.4 million of employee severance costs, included in salaries, benefits and bonuses, as we took measures to reduce our salaried headcount and fixed cost infrastructure. Other expense for the second quarter of 2009 included a $0.35 million settlement expense paid to a Board member.

Research and Development Expenses
Research and development expenses were $3.1 million and $4.4 million for the second quarter of 2010 and 2009, respectively, a decrease of $1.3 million, or 30%, compared to the prior period. The net decrease is a combination of a $1.1 million reduction in indirect supplies and tooling attributable to the intensive hardware development for X3 and Axon conducted in the second quarter of 2009; a $0.4 million decrease in salary and stock-based compensation expense due to headcount reductions and a $0.2 million decrease in consulting expense. These reductions in expense were partially offset by a combined $0.3 million increase in equipment leasing, facilities and computer license costs for EVIDENCE.com development.
Benefit from Income Taxes
The benefit from income taxes increased by $1.4 million to a benefit of $2.1 million for the second quarter of 2010 compared to a benefit of $0.7 million for the second quarter of 2009. The effective income tax rate for the second quarter of 2010 was 60.4% compared to 49.3% for the second quarter of 2009. The effective tax rate for the three months ended June 30, 2010 and 2009 is above the statutory tax rate due to the impact of non-deductible expenses for items such as ISO stock option expense, meals and entertainment and lobbying fees which make the income for tax purposes significantly higher than book pre-tax income. The increase in the effective rate between the second quarter of 2009 and the second quarter of 2010 is due to the higher impact these non-deductible items are expected to have on 2010’s projected pre-tax income.
Net Loss
Our net loss increased to $1.4 million, or $0.02 per basic and diluted share, for the second quarter of 2010 compared to $0.7 million, or $0.01 per basic and diluted share, for the second quarter of 2009.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
The following table sets forth, for the periods indicated, our statements of operations as well as the percentage relationship to total net revenues of items included in our statements of operations (dollars in thousands):

	Six Months Ended June 30,				Increase / (Decrease)
	2010		2009		$	%

Net sales	$42,964	100.0%	$46,438	100.0%	$(3,474)	-7.5%
Cost of products sold	19,843	46.2%	18,070	38.9%	1,773	9.8%

Gross margin	23,121	53.8%	28,368	61.1%	(5,247)	-18.5%
Sales, general and administrative expenses	20,310	47.3%	22,270	48.0%	(1,960)	-8.8%
Research and development expenses	7,195	16.7%	8,590	18.5%	(1,395)	-16.2%

Loss from operations	(4,384)	-10.2%	(2,492)	-5.4%	(1,892)	75.9%
Interest and other income, net	14	0.0%	142	0.3%	(128)	-90.1%

Income (loss) before provision (benefit) for income taxes	(4,370)	-10.2%	(2,350)	-5.1%	(2,020)	86.0%
Provision (benefit) for income taxes	(2,518)	-5.9%	(1,159)	-2.5%	(1,359)	117.2%

Net loss	$(1,852)	-4.3%	$(1,191)	-2.6%	$(661)	55.5%

Net Sales
For the six months ended June 30, 2010 and 2009, sales by product line and by geography were as follows (dollars in thousands):

	Six Months Ended June 30,
	2010		2009
Sales by Product Line

TASER X26	$20,679	48.1%	$23,106	49.8%
TASER C2	2,081	4.8%	2,629	5.7%
TASER Cam	2,815	6.6%	1,430	3.1%
ADVANCED TASER	545	1.3%	1,964	4.2%
Single Cartridges	10,495	24.4%	13,219	28.5%
Other Products	1,573	3.7%	29	*
Other	4,776	11.1%	4,061	8.7%

Total	$42,964	100.0%	$46,438	100.0%

*	Less than 1%

	Six Months Ended June 30,
	2010	2009

United States	79%	77%
Other Countries	21%	23%

Total	100%	100%

Net sales decreased $3.4 million, or 8%, to $43.0 million for the first six months of 2010 compared to $46.4 million for the first six months of 2009. The decrease in sales versus the prior year quarter was primarily driven by fewer individually significant international orders as sales in the first half of 2009 included follow-on orders to larger customers in the U.K, Brazil, Australia and Korea. The reduction in international business was partially offset by an overall improvement in domestic sales during the first six months of 2010, which we believe reflected an increase in municipal spending in the U.S in the first quarter of 2010, partially attributable to the impact of Federal stimulus funding. The net result of the above was that, compared to the prior year, sales of single cartridges decreased $2.7 million, or 21%, X26 sales decreased $2.4 million, or 11% and Advanced TASER Sales declined $1.4 million, or 72%. Sales of our TASER C2 consumer product also declined by $0.5 million, or 21%, due to the negative impact of the economic downturn on consumer spending. Offsetting these decreases, TaserCam sales increased $1.4 million due to a large international order in the first quarter of 2010. Sales of new products, including XREP, X3 and Shockwave, also contributed $1.6 million in sales in the first half of 2010. The increase in other sales is primarily driven by growth in training, extended warranty and out of warranty repair revenues.
International sales for the first six months of 2010 and 2009 represented approximately $9.0 million, or 21%, and $10.7 million or 23% of total net sales, respectively.

Cost of Products Sold
Cost of products sold increased by $1.7 million, or 10%, to $19.8 million for the first six months of 2010 compared to $18.1 million for the first six months of 2009. As a percentage of net sales, cost of products sold increased to 46.2% in the first half of 2010 compared to 38.9% in the first half of 2009. The increase in costs is driven by a combination of factors including a change in product and segment sales mix with lower margins and initial yields on new XREP and X3 product lines, an increase in rework related costs and increases in freight and packaging material costs. Direct labor also increased as a percentage of sales due to the higher cost of using temporary labor in the first half of 2010, while leverage was reduced on indirect manufacturing expenses as sales decreased. This pool of indirect manufacturing expenses was increased in the first half of 2010 compared to the prior year due to higher depreciation expense for our automated cartridge and new product production equipment, inventory write-off charges related to parts made obsolete from the move to automated cartridge production and some employee severance charges. Also during the second quarter, we began classifying EVIDENCE.com data center operating costs as cost of goods sold following the initial sales of the service.
Gross Margin
Gross margin decreased $5.2 million, or 19%, to $23.1 million for the first half of 2010 compared to $28.4 million for the first half of 2009. As a percentage of net sales, gross margins decreased to 53.8% for the first six months of 2010 compared to 61.1% for the first six months of 2009. The decline in gross margin as a percentage of net sales for the first half of 2010 reflects a decrease in leverage on lower sales levels as well as the factors noted above under the discussion of cost of products sold.
Sales, General and Administrative Expenses
For the six months ended June 30, 20010 and 2009, sales, general and administrative expenses were comprised as follows (dollars in thousands):

	Six Months Ended June 30,
			$	%
	2010	2009	Change	Change

Salaries, benefits and bonus	$5,791	$5,619	$172	3.1%
Legal, professional and accounting fees	2,517	3,518	(1,001)	-28.5%
Consulting and lobbying services	1,264	2,282	(1,018)	-44.6%
Stock-based compensation	1,523	1,627	(104)	-6.4%
Travel and meals	1,534	1,678	(144)	-8.6%
Sales and Marketing	2,091	2,481	(390)	-15.7%
D&O and liability insurance	835	967	(132)	-13.7%
Depreciation and amortization	981	758	223	29.5%
Other	3,775	3,340	435	13.0%

Total	$20,311	$22,270	$(1,959)	-8.8%

Sales, general and administrative as % of net sales	47.3%	48.0%
Sales, general and administrative expenses were $20.3 million and $22.3 million in the first six months of 2010 and 2009, respectively, a decrease of $2.0 million, or 9%. As a percentage of total net sales, sales, general and administrative expenses decreased slightly to 47.3% for the first half of 2010 compared to 48.0 % for the first half of 2009. The dollar decrease for the first six months of 2010 over the same period in 2009 is attributable to a $1.0 million decrease in consulting and lobbying primarily related to strategic marketing and IT efforts incurred in the prior year; a $1.0 million decrease in legal, professional and accounting fees driven by the timing of outstanding litigation in progress; and general reductions in discretionary spending in sales and marketing and travel as we have focused on controlling costs. These decreases in SG&A expense were partially offset by a charge of approximately $0.8 million relating to a litigation settlement for an officer injury during arrest claim, included in other expense, and $0.4 million of employee severance costs, included in salaries, benefits and bonuses, as we took measures to reduce our salaried headcount and fixed cost infrastructure. Other expense for the second quarter of 2009 included a $0.35 million settlement expense paid to a Board member.

Research and Development Expenses
Research and development expenses decreased $1.4 million, or 16%, to $7.2 million for the first six months of 2010 compared to $8.6 million for the first six months of 2009. The decrease is a combination of a $1.6 million reduction in engineering development materials and tooling attributable to the intensive hardware development for AXON, X3, XREP and Shockwave conducted in the first half of 2009; and a $0.6 million increase of capitalized internal salary and external consulting costs related to the development of EVIDENCE.com. Salaries and benefits also increased $0.5 million, primarily related to employee severance charges as we took measures to reduce salaried headcount and fixed cost infrastructure. These reductions in expense were partially offset by a combined $0.8 million increase in equipment leasing, facilities and computer licensing costs for the EVIDENCE.com development and data center and $0.2 million in scrapped materials related to AXON hardware development. Stock-based compensation has also decreased by $0.7 million during the 2010 period related to the reductions in headcount as well as the cancellation and forfeiture of performance related stock options.
Benefit for Income Taxes
The benefit from income taxes increased by $1.3 million to a benefit of $2.5 million for the first half of 2010 compared to a benefit of $1.2 million for the first half of 2009. The effective income tax rate for the first half of 2010 was 57.6% compared to 49.3% for the first half of 2009. The effective tax rate for the six months ended June 30, 2010 and 2009 is above the statutory tax rate due to the impact of non-deductible expenses for items such as ISO stock option expense, meals and entertainment and lobbying fees which make the income for tax purposes significantly higher than book pre-tax income. The increase in the effective rate between the first half of 2009 and the first half of 2010 is due to the higher impact these non-deductible items are expected to have on 2010’s projected pre-tax income.
Net Loss
The net loss increased by $0.7 million to $(1.9) million for the first half of 2010 compared to $(1.2) million for the first half of 2009. Net loss per basic and diluted share was $(0.03) for the first six months of 2010 compared to $(0.02) for the first six months of 2009.
Liquidity and Capital Resources
Summary
As of June 30, 2010, we had $40.6 million in cash and cash equivalents; a decrease of $4.9 million from the end of 2009, which is a function of cash used in operations, investments in property and equipment and capitalized software development, partially offset by funds received from stock option exercise activity. While our net cash balance decreased, our overall net working capital remained relatively flat at $71.8 million at June 30, 2010 compared to $72.1 million at December 31, 2009.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for six months ended June 30, 2010 and 2009 ($ in thousands):

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Net cash (used) provided by operating activities	$(2,390)	$8,180
Net cash used by investing activities	(3,374)	(2,348)
Net cash provided by financing activities	$961	$61

Operating activities
Net cash used by operating activities for the six months ended June 30, 2010 was $2.4 million in 2010, compared with net cash provided by operations of $8.2 million for the six months ended June 30, 2009.
Net cash used by operating activities in the first six months of 2010 of $2.4 million was primarily driven by changes in working capital including a $2.1 million reduction in accounts payable and accrued liabilities due to timing of period end check runs and a vendor payment of $1.0 million for the final installment on the cartridge automation equipment; a $4.5 million increase in inventory attributable to build of ECD finished goods for future orders as well as raw materials acquired for production of new and legacy products; and a $2.7 million increase in prepaid and other assets from the funding of our annual liability insurance premiums and an increase in our income taxes receivable position at June 30, 2010. These net uses of cash were partially offset by a $4.4 million reduction in accounts receivable due to timing of collections and lower sales levels as well the net loss for the period adjusted for the add-back of non-cash expenses including stock-based compensation expense of $1.9 million and depreciation and amortization expense of $3.1 million.
Net cash provided by operating activities for the first six months of 2009 of $8.2 million was driven by non-cash adjustments to the net loss including stock-based compensation expense of $2.8 million and depreciation and amortization expense of $1.5 million. Changes in working capital include a $3.7 million decrease in accounts receivable, primarily as the result of a large individual sale made to the UK government in December 2008, which was paid in full in February 2009 and a $1.7 million reduction in inventory mainly attributable to several significant international cartridge and ECD orders that were delivered in the first half of 2009.
Investing activities
We used $3.4 million for investing activities in the first six months of 2010, comprised principally of $2.0 million for capitalized software development costs related to EVIDENCE.COM and our Protector technology platform and $1.2 million for the acquisition of various production and computer equipment.
Net cash used by investing activities was $2.3 million during the six months ended June 30, 2009, and was comprised of $4.6 million to purchase property and equipment mainly related to new automation and production equipment and computer storage solution enhancements. In addition, we invested $227,000 in intangible assets, primarily consisting of patent and trademark costs. This was partially offset by $2.5 million in net proceeds from called investments.
Financing activities
During the first six months of 2010 and 2009, net cash provided by financing activities was $961,000 and $61,000, respectively, attributable to proceeds from stock options exercised.
Liquidity
Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. We believe funds generated from our expected results of operation as well as available cash and cash equivalents will be sufficient to finance our operations and strategic initiatives for 2010. In addition, our revolving credit facility, which we renewed through June 30, 2011, is available for additional working capital needs or investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.
Capital Resources
We have a revolving line of credit with a domestic bank with a total availability of $10.0 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on June 30, 2011, and requires monthly payments of interest only. At June 30, 2010, there were no borrowings under the line and the entire $10.0 million line was available based on the defined borrowing base, which is calculated based on our eligible accounts receivable and inventory. Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed coverage charge ratio can be no less than 1.25:1, based upon a trailing twelve month period. At June 30, 2010, the Company’s tangible net worth ratio was 0.16:1 and its fixed charge coverage ratio was 3.18:1, and we were in compliance with all covenants.

Based on our strong balance sheet and the fact that we had no outstanding debt at June, 2010, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. Capital markets in the United States and throughout the world, while showing signs of recovery, continue to be under stress. Reflecting this situation, many lenders and capital providers have reduced, and in some cases ceased to provide, debt funding to borrowers. The resulting lack of available credit could materially and adversely affect our ability to obtain additional or alternative financing should the need arise for us to access the debt markets.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as of June 30, 2010.
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
Standard Product Warranty Reserves
We warrant our law enforcement ECD’s from manufacturing defects on a limited basis for a period of one year after purchase and thereafter, will replace any defective TASER unit for a fee. We warrant our TASER C2 product for 90 days. We track historical data related to returns and warranty costs on a quarterly basis, and estimate future warranty claims based upon our historical experience. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of June 30, 2010, our reserve for warranty returns was $426,000 compared to a $369,000 reserve at December 31, 2009. In the event that product returns under warranty differ from our estimates, changes to warranty reserves might become necessary.
Inventory
Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (FIFO) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities, and a determination of what costs are considered to be abnormal fixed production costs which are expensed as current period charges. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory decreased to $333,000 at June 30, 2010, compared to $474,000 at December 31, 2009. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves might become necessary.
Accounts Receivable
Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. This allowance represents our best estimate and is based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. Our allowance for doubtful accounts was $200,000 at June 30, 2010 and December 31, 2009. In the event that actual uncollectible amounts differ from these estimates, changes in allowances for doubtful accounts might become necessary.

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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $5.9 million in tax credits for Federal and Arizona income tax purposes related to the 2003 through 2009 tax years, net of the federal benefit on the Arizona research and development tax credits. Management made the determination that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly has established a cumulative liability for unrecognized tax benefits of $2.2 million as of June 30, 2010. Also included as part of the $2.2 million liability for unrecognized tax benefits is a management estimate of $106,000 related to uncertain tax positions for certain state income tax liabilities. As of June 30, 2010, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $2.2 million be recognized, the Company’s effective tax rate would be favorably impacted. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
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
In preparing the Company’s consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Management believes that as of June 30, 2010, based on an evaluation and projections of future sales and profitability, no valuation allowance was deemed necessary. However, such deferred tax assets could be reduced in the future if projections of future taxable income during the carryforward period are reduced.

Stock Based Compensation
We estimate the fair value of our stock-based compensation by using the Black-Scholes-Merton option pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (“forfeitures”). We have granted a combined total of 926,000 performance-based stock options in 2008, 2009 and the first quarter of 2010, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance. These options will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on our statements of operations. Refer to Note 7 to our consolidated financial statements for further discussion of how we determined our valuation assumptions and performance-based stock options.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We invest in a limited number of financial instruments, which at June 30, 2010 consisted entirely of investments in money market accounts, denominated in United States dollars. At June 30, 2010, we did not hold any investments in fixed rate interest earning investments which would be subject to market value adjustments resulting from fluctuations in interest rates.
Additionally, we have access to a line of credit borrowing facility which bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. At June 30, 2010, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $10.0 million. We have not borrowed any funds under the line of credit since its inception, however, should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
Exchange Rate Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro related to transactions performed by TASER Europe. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.
The majority of our sales to our international customers are transacted in United States dollars and therefore, are not subject to exchange rate fluctuations. However, the cost to our customers increases when the U.S. dollar strengthens against their local currency. In this difficult economy this risk of loss becomes a potential credit-risk for non-payment.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TASER INTERNATIONAL, INC.
Date: August 6, 2010	/s/ Patrick W. Smith
Patrick W. Smith
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2010	/s/ Daniel M. Behrendt
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