Form 10-Q
period 2010-09-30
TASER INTERNATIONAL INC
filed 2010-11-08
CIK 1069183

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 62,613,212 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of November 3, 2010.

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER, 2010

Items 2, 3 and 4 are not applicable.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TASER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$40,281,074	$45,505,049
Accounts receivable, net of allowance of $200,000 at September 30, 2010 and December 31, 2009, respectively	12,956,799	15,384,993
Inventory	18,025,815	15,085,750
Prepaid expenses and other current assets	2,168,354	1,461,539
Deferred income tax assets, net	9,872,614	8,447,915

Total current assets	83,304,656	85,885,246

Property and equipment, net	33,111,506	36,323,341
Capitalized software, net	4,209,079	2,349,724
Deferred income tax assets, net	10,997,093	10,997,093
Intangible assets, net	2,920,576	2,765,701
Other long-term assets	814,833	104,812

Total assets	$135,357,743	$138,425,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,001,265	$6,357,195
Accrued liabilities	3,544,053	4,252,577
Current portion of deferred revenue	3,303,590	2,819,155
Customer deposits	231,303	355,926

Total current liabilities	11,080,211	13,784,853
Deferred revenue, net of current portion	4,602,484	4,675,089
Liability for unrecorded tax benefits	2,261,631	2,264,779

Total liabilities	17,944,326	20,724,721

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized; no shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.00001 par value per share; 200 million shares authorized; 62,610,712 and 62,119,063 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	647	642
Additional paid-in capital	96,744,344	92,839,165
Treasury stock, 2,091,600 shares at September 30, 2010 and December 31, 2009	(14,708,237)	(14,708,237)
Retained earnings	35,382,154	39,569,626
Accumulated other comprehensive income/(loss)	(5,491)	—

Total stockholders’ equity	117,413,417	117,701,196

Total liabilities and stockholders’ equity	$135,357,743	$138,425,917

The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$21,084,081	$23,310,457	$64,048,507	$69,748,635
Total cost of products sold	10,668,399	10,044,645	30,519,891	28,114,844

Gross margin	10,415,682	13,265,812	33,528,616	41,633,791

Sales, general and administrative expenses	9,454,353	11,419,527	29,756,705	33,689,688
Research and development expenses	1,686,062	6,656,536	8,881,027	15,246,764

Loss from operations	(724,733)	(4,810,251)	(5,109,116)	(7,302,661)

Interest and other income, net	10,364	19,994	24,466	162,044

Loss before provision (benefit) for income taxes	(714,369)	(4,790,257)	(5,084,650)	(7,140,617)
Provision (benefit) for income taxes	1,621,109	(1,614,241)	(897,178)	(2,773,438)

Net loss	$(2,335,478)	$(3,176,016)	$(4,187,472)	$(4,367,179)

Loss per common and common equivalent shares
Basic	$(0.04)	$(0.05)	$(0.07)	$(0.07)
Diluted	$(0.04)	$(0.05)	$(0.07)	$(0.07)

Weighted average number of common and common equivalent shares outstanding
Basic	62,342,775	61,937,769	62,495,957	61,891,638
Diluted	62,342,775	61,937,769	62,495,957	61,891,638
The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2010	2009

Cash Flows from Operating Activities:
Net loss	$(4,187,472)	$(4,367,179)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	5,243,225	2,408,269
Loss on disposal of fixed assets	83,179	63,113
Provision for doubtful accounts	2,764	3,000
Provision / write-off of excess and obsolete inventory	1,086,795	290,353
Provision for warranty	594,196	(31,140)
Stock-based compensation expense	2,838,998	3,782,181
Excess tax benefits from stock-based compensation	(97,273)	—
Deferred income taxes	(1,327,426)	(3,758,068)
Provision for unrecognized tax benefits	(3,148)	443,321
Change in assets and liabilities:
Accounts receivable	2,425,430	471,900
Inventory	(4,026,860)	(50,623)
Prepaids and other assets	(1,617,257)	654,798
Accounts payable and accrued liabilities	(3,715,501)	1,831,628
Deferred revenue	411,830	3,737,716
Customer deposits	(124,623)	(19,176)

Net cash (used) provided by operating activities	(2,413,143)	5,460,093

Cash Flows from Investing Activities:
Proceeds from maturity of investments	—	2,500,000
Disposal of capital assets	26,020	—
Capital expenditures	(3,601,501)	(9,291,237)
Purchases of intangible assets	(275,988)	(242,553)

Net cash used by investing activities	(3,851,469)	(7,033,790)

Cash Flows from Financing Activities:
Excess tax benefits from stock-based compensation	97,273	—
Proceeds from stock options exercised	968,913	107,831

Net cash provided by financing activities	1,066,186	107,831

Effect of exchange rate change on cash and cash equivalents	(25,549)	—
Net decrease in cash and cash equivalents	(5,198,426)	(1,465,866)
Cash and cash equivalents, beginning of period	45,505,049	46,880,435

Cash and cash equivalents, end of period	$40,281,074	$45,414,569

Supplemental Disclosure:
Cash paid for income taxes — net	$703,982	$878,063

The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. The Company and Summary of Significant Accounting Policies
TASER International, Inc. (“TASER” or the “Company”) is a developer and manufacturer of advanced electronic control devices (“ECDs”) designed for use in law enforcement, military, corrections, private security and personal defense. In addition, the Company has developed full technology solutions for the capture, storage and management of video/audio evidence as well as other tactical capabilities for use in law enforcement. The Company sells its products worldwide through its direct sales force, distribution partners, online store and third party resellers. The Company was incorporated in Arizona in September 1993 and reincorporated in Delaware in January 2001. The Company’s corporate headquarters and manufacturing facilities are located in Scottsdale, Arizona. The Company’s internet services and software development division facilities are located in Carpenteria, California.
The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, TASER International Europe SE (“TASER Europe”). TASER Europe was established in 2009 to facilitate sales and provide customer service to our customers in the European region. All material intercompany accounts, transactions, and profits have been eliminated.
a. Basis of presentation, preparation and use of estimates
The accompanying unaudited consolidated financial statements of TASER include all adjustments (consisting only of normal recurring accruals) that in the opinion of management are necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of September 30, 2010 and for the three months and nine months ended September 30, 2010 and 2009. The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted from these unaudited consolidated financial statements in accordance with applicable rules. The results of operations for the three and nine month periods ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year (or any other period) and all results of operations included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
b. Segment information and major customers
Management has determined that its operations are comprised of one reportable segment, however, based on the introduction of new product offerings, management is presently in the process of evaluating how the operating results of the Company will be reviewed internally on a go forward basis in order to improve the level of resource decision making and assessment of segment performance. Based on this evaluation, management will make the necessary changes to its internal management reporting system and, subsequently, will perform a review to determine if the Company will redefine its reportable operating segments in accordance with U.S. GAAP. For the three months and nine months ended September 30, 2010 and 2009, sales by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

United States	89%	81%	82%	75%
Other Countries	11%	19%	18%	25%

Total	100%	100%	100%	100%

Sales to customers outside of the United States are typically denominated in U.S. dollars and are attributed to each country based on the billing address of the distributor or customer. For the three months ended September 30, 2010, no individual country outside of the U.S. represented a material amount of total net sales. For the three months ended September 30, 2009, sales to Australia represented approximately 15% of total net sales. For the nine months ended September 30, 2010 and 2009, no individual country outside of the US represented a material amount of net sales. Substantially all assets of the Company are located in the United States.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
In the three months ended September 30, 2010, three distributors represented approximately 18%, 14%, and 11% of total net sales. In the three months ended September 30, 2009, two distributors represented approximately 25% and 15% of total net sales. In the nine months ended September 30, 2010, one distributor represented approximately 10% of total net sales. In the nine months ended September 30, 2009, one distributor represented approximately 12% of total net sales. At September 30, 2010, the Company had receivables from three distributors comprising 25%, 15%, and 11% of its aggregate accounts receivable balance. At December 31, 2009, the Company had receivables from one customer comprising 13% of its aggregate accounts receivable balance. These customers are unaffiliated distributors of the Company’s products.
c. Loss per common share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented. The calculation of the weighted average number of shares outstanding and earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator for basic and diluted loss per share
Net loss	$(2,335,478)	$(3,176,016)	$(4,187,472)	$(4,367,179)

Denominator for basic loss per share — weighted average shares outstanding	62,342,775	61,937,769	62,495,957	61,891,638
Dilutive effect of shares issuable under stock options outstanding	—	—	—	—

Denominator for diluted loss per share — adjusted weighted average shares outstanding	62,342,775	61,937,769	62,495,957	61,891,638

Net loss per common share
Basic	$(0.04)	$(0.05)	$(0.07)	$(0.07)
Diluted	$(0.04)	$(0.05)	$(0.07)	$(0.07)
As a result of the net loss for the three and nine months ended September 30, 2010, we excluded 7,440,030 and 5,662,688 stock options, respectively, from the calculation as their effect would have been to reduce the net loss per share. As a result of the net loss for the three and nine months ended September 30, 2009, we excluded 6,560,918 and 8,171,700 stock options, respectively, from the calculation as their effect would have been to reduce the net loss per share.
d. Revenue Recognition
On July 27, 2009, the Company announced a temporary trade-in program to enable agencies who purchase a TASER X26 ECD for deployment in the United States the opportunity to upgrade the product in exchange for a partial credit against the purchase of the newly announced semi-automatic TASER X3 ECD. The Company has accounted for the trade-in right on new sales as a separate element, which has been deferred based on the relative fair value of the credit to the arrangement as a whole. The trade-in offer, which expires on December 31, 2009, resulted in deferred revenue of $3.5 million at September 30, 2009, which is included in current deferred revenue in the accompanying consolidated balance sheet. The Company recognized the deferred revenue during the fourth quarter of 2009 upon expiration of the offer on December 31, 2009.
e. Warranty costs
The Company warrants its X3, X26, Advanced, TASER Cam, XREP, and Shockwave products from manufacturing defects on a limited basis for a period of one year after purchase. The C2 and AXON products are warranted for a period of 90 days after purchase. In the event that an X26 device fails to operate properly for any reason following the expiration of the standard warranty, the Company will replace the X26 for a prorated price depending on when the product was placed into service and similarly replace the ADVANCED TASER device for a fee of $75. These fees are intended to cover the handling and repair costs and provide a profit for the Company. The Company also sells extended warranties, primarily for the X26, X3, and AXON for periods of up to four years after the expiration of the limited warranty. Management tracks historical data related to returns and warranty costs on a quarterly basis, and estimates future warranty claims based upon historical experience. If management becomes aware of a component failure that could result in larger than anticipated returns from its customers, the reserve would be increased. The reserve for warranty returns is included in accrued liabilities on the consolidated balance sheet. The following table summarizes the changes in the estimated product warranty liabilities for the nine months ended September 30, 2010 and 2009.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

	2010	2009

Balance at January 1,	$369,311	$615,031
Utilization of accrual	(328,135)	(286,138)

Warranty expense	594,196	(30,440)

Balance at September 30,	$635,372	$298,453

f. Capitalized software development costs
For development costs related to EVIDENCE.com, the Company’s Software as a Service (SaaS) product, the Company capitalized qualifying computer software costs that were incurred during the application development stage. Costs related to preliminary project planning activities and post-implementation activities are expensed as incurred. For the nine months ended September 30, 2010, the Company capitalized $1,320,000, respectively, of qualifying software development costs. No costs were capitalized in the third quarter of 2010. For the three and nine months ended September 30, 2009, the Company capitalized $852,000 and $1,500,000 (no costs were capitalized in the first quarter of 2009). Amortization of capitalized software development costs commenced during the third quarter of 2010.
For development costs related to the TASER Protector Platform (See Note 12), the Company capitalized a portion of the development costs paid to RouteCloud LLC for development of the Protector Platform technology under the terms of the joint venture agreement. For the three and nine months ended September 30, 2010, the Company capitalized approximately $204,000 and $845,000, respectively, of qualifying development costs. The Company will begin amortizing capitalized development costs once the first product has launched, which is expected to occur in the fourth quarter of 2010.
g. Fair value of financial instruments
The Company uses the fair value framework for measuring financial assets and liabilities measured on a recurring basis and for non-financial assets and liabilities when these items are re-measured, The Company’s financial instruments also include accounts receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair value approximates their carrying value on the balance sheet. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
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
2. Cash, cash equivalents and investments
Cash and cash equivalents include funds on hand and short-term investments with original maturities of three months or less. Short-term investments include securities generally having maturities of 90 days to one year. At September 30, 2010, the entire $40.3 million of the Company’s cash and cash equivalents was comprised of cash and money market funds.
The Company valued its cash equivalents in money market accounts using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, management classified the valuation techniques that use these inputs as Level 1.
3. Inventory
Inventory is stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (FIFO) method, and an allocation of manufacturing labor and overhead. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventories as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009

Raw materials and work-in-process	$11,014,946	$10,387,229
Finished goods	7,195,226	5,172,595
Reserve for excess and obsolete inventory	(184,357)	(474,074)

	$18,025,815	$15,085,750

4. Intangible assets
Intangible assets consisted of the following at September 30, 2010 and December 31, 2009:

		September 30, 2010			December 31, 2009
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Domain names	5 Years	$237,911	$63,032	$174,879	$230,991	$60,000	$170,991
Issued patents	4 to 15 Years	968,735	248,266	720,469	869,309	206,907	662,402
Issued trademarks	9 to 11 Years	192,313	32,137	160,176	131,058	19,183	111,875
Non compete agreements	5 to 7 Years	150,000	125,000	25,000	150,000	106,429	43,571

		1,548,959	468,435	1,080,524	1,381,358	392,519	988,839

Unamortized intangible assets:
TASER Trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		940,052		940,052	876,862		876,862

		1,840,052		1,840,052	1,776,862		1,776,862

		$3,389,011	$468,435	$2,920,576	$3,158,220	$392,519	$2,765,701

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
Amortization expense for the three and nine months ended September 30, 2010 was approximately $28,000 and $76,000, respectively. Amortization expense for the three and nine months ended September 30, 2009 was approximately $21,000 and $58,000, respectively. Estimated amortization expense of intangible assets for the remaining three months of 2010, the next five years ended December 31, and thereafter is as follows:

2010 (remainder of year)	$29,374
2011	84,509
2012	89,490
2013	89,492
2014	88,574
2015	79,828
Thereafter	619,257

$1,080,524

5. Accrued liabilities
Accrued liabilities consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Accrued salaries and benefits	$1,390,651	$1,691,303
Accrued expenses	1,518,030	2,191,963
Accrued warranty expense	635,372	369,311

	$3,544,053	$4,252,577

6. Income taxes
Deferred Tax Assets
The net deferred income tax assets at September 30, 2010 are comprised of capitalized research and development costs, research and development tax credits, non-qualified stock-based compensation expense, deferred warranty revenue, warranty and inventory reserves and accrued vacation. The Company’s total current and long term deferred tax assets balance at September 30, 2010 is $20.9 million.
In preparing the Company’s consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities, and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business, as well as the generation of sufficient future taxable income. Management believes that, as of September 30, 2010, based on an evaluation and projections of future sales and profitability for fiscal 2010, no valuation allowance is necessary. However, such deferred tax assets could be reduced in the future if projections of future taxable income during the carryforward period are reduced.
The Company has completed research and development tax credit studies which identified approximately $5.9 million in tax credits for Federal and Arizona income tax purposes related to the 2003 through 2009 tax years, net of the federal benefit on the Arizona research and development tax credits. Management has made the determination that it is more likely than not that the full benefit of the research and development tax credit will not be sustained on examination and accordingly has established a cumulative liability for unrecognized tax benefits of $2.3 million as of September 30, 2010. As of September 30, 2010, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $2.3 million be recognized, the Company’s effective tax rate would be favorably impacted.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
The following presents a rollforward of our liability for unrecognized tax benefits as of September 30, 2010:

Unrecognized
Tax Benefits

Balance at January 1, 2010	$2,264,779
Decrease in prior year tax positions
Decrease in current year tax positions	—
Decrease related to adjustment of previous estimates of activity	(3,148)
Decrease related to settlements with taxing authorities	—
Decrease related to lapse in statute of limitations	—

Balance at September 30, 2010	$2,261,631

Effective Tax Rate
Our estimated full year effective tax rate, before discrete period adjustments is 22.1% which is below the statutory rate due to the impact of non-deductible expenses for items such as ISO stock option expense, meals and entertainment and lobbying fees, which make our net loss for tax purposes significantly lower than our book pre-tax loss. In addition, the estimated full year effective tax rate was impacted by management’s change in its 2010 book and tax loss estimates compared to prior quarter. Additionally, we recorded a discrete tax provision amount in the third quarter of 2010 related to a 2009 tax return to provision true up adjustment, primarily driven by lower than expected research and development tax credits, which also reduced the net tax benefit and therefore the effective tax rate. Since the quarterly tax provision is computed from the year-to-date provision less the cumulative tax provision recognized through the previous quarter end, the effective tax rate for the three months ended September 30, 2010 reflects the required year to date true up adjustment to the Company’s provision for income taxes which experienced some variability due to management’s change in estimate of projected 2010 results and the relative impact of non-deductible expenses.
7. Stockholders’ equity
Stock Option Activity
At September 30, 2010, the Company had four stock-based compensation plans, three of which are described more fully in Note 10 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K.
The following table summarizes the stock options available and outstanding as of September 30, 2010, as well as activity during the three months then ended:

		Outstanding Options
	Options Available for		Weighted Average
	Grant	Number of options	Exercise Price

Balance at December 31, 2009	1,708,192	8,780,067	$5.94
Granted	(926,441)	926,441	$5.17
Exercised	—	(491,649)	$1.97
Expired/terminated	1,130,803	(1,130,803)	$6.42

Balance at September 30, 2010	1,912,554	8,084,056	$6.03

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
The options outstanding as of September 30, 2010 have been segregated into five ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted Average		Average
		Exercise	Remaining	Number	Exercise
Range of Exercise Price	Number Outstanding	Price	Contractual Life	Exercisable	Price
$0.28 - $0.99	480,002	$0.37	2.4	480,002	$0.37
$1.03 - $2.41	651,547	$1.62	2.0	651,547	$1.62
$3.53 - $9.93	6,161,755	$6.04	6.9	4,239,421	$6.49
$10.07 - $19.76	737,752	$12.23	5.5	727,510	$12.23
$20.12 - $29.98	53,000	$24.25	3.8	53,000	$24.25

	8,084,056	$6.03	6.1	6,151,480	$6.33

The total fair value of options exercisable at September 30, 2010 and 2009 was $20.3 million and $18.5 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable was $3.2 million at September 30, 2010. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $3.88 per share, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised for the three and nine month periods ended September 30, 2010 was approximately $89,000 and $2,217,000 respectively. Total intrinsic value of options exercised for the three and nine month periods ended September 30, 2009 was approximately $193,000 and $721,000, respectively.
At September 30, 2010, the Company had approximately 1.9 million unvested options outstanding with a weighted average exercise price of $5.19 per share, weighted average grant date fair value of $2.69 per share and a weighted average remaining contractual life of 8.6 years. Of these unvested options outstanding, management estimates that approximately 1.85 million options will ultimately vest based on its historical experience.
As of September 30, 2010, total unrecognized stock-based compensation expense related to unvested stock options was approximately $5.1 million, which is expected to be recognized over a remaining weighted average period of approximately 12 months.
Stock-Based Compensation Expense
The Company calculates the fair value of stock-based awards using the Black-Scholes-Merton option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the three and nine month periods ended September 30, 2010 and 2009, and the resulting estimates of weighted-average fair value per share of options granted during those periods, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Expected life of options	4.5 years	4.5 years	4.5 years	4.5 years
Weighted average volatility	58.9%	64.9%	61.2%	73.0%
Weighted average risk-free interest rate	1.3%	2.3%	2.0%	1.9%
Dividend rate	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of options granted	$1.87	$2.66	$2.62	$2.62
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
Reported share-based compensation was classified as follows for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Cost of Products Sold	$107,947	$62,154	$259,932	$260,517
Sales, general and administrative expenses	692,420	814,159	2,215,010	2,441,178
Research and development expenses	112,411	146,550	364,056	1,080,486

	$912,778	$1,022,863	$2,838,998	$3,782,181

Total share-based compensation expense recognized in the income statement for the three and nine months ended September 30, 2010 includes approximately $414,000 and $1.7 million, respectively, related to Incentive Stock Options (“ISO“s) for which no tax benefit is recognized. Total share-based compensation expense recognized in the income statement for the three and nine months ended September 30, 2009 includes approximately $480,000 and $2.0 million, respectively, related to ISOs for which no tax benefit is recognized. The Company did not tax effect the share-based compensation expense for tax purposes related to the non-qualified disposition of ISOs exercised and sold as the benefit will be recorded when the Company is in a position to realize the benefit with an offset to taxes payable in future periods. The total unrecognized tax benefit related to the non-qualified disposition of stock options in the three and nine months ended September 30, 2010 was approximately $89,000 and $2,216,000, respectively. The total unrecognized tax benefit related to non-qualified disposition of stock options in the three and nine months ended September 30, 2009 was approximately $193,000 and $721,000, respectively.
The Company has granted a cumulative total of 926,000 performance-based stock options in 2008, 2009 and the first quarter of 2010, the vesting of which is contingent upon the achievement of certain performance criteria related to the successful and timely development and market acceptance of future product introductions, as well as the future sales and operating performance of the Company. Compensation expense is recognized over the implicit service period (the date the performance condition is expected to be achieved) based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. At September 30, 2010, 246,977 unvested performance options with a fair value of approximately $624,000 remain outstanding. During the nine months ended September 30, 2010, 225,000 of these options were forfeited, resulting in the reversal of approximately $346,000, of previously recognized compensation expense. No options were forfeited during the three months ended September 30, 2010. During the three and nine months ended September 30, 2009, 100,000 of these options were forfeited, resulting in the reversal of $164,000 of previously recognized compensation expense.
8. Line of credit
The Company has a line of credit agreement with a bank which provides for a total availability of $10.0 million. The line is secured by the Company’s accounts receivable and inventory and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime (3.25% at September 30, 2010). The availability under this line is computed on a monthly borrowing base, which is based on the Company’s eligible accounts receivable and inventory. The line of credit, which was renewed in the second quarter of 2010, matures on September 30, 2011 and requires monthly payments of interest only. At September 30, 2010, there was no amount outstanding under the line of credit and the available borrowing was $4.8 million. There have been no borrowings under the line of credit to date.
The Company’s agreement with the bank requires compliance with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed coverage charge ratio can be no less than 1.25:1, based upon a trailing twelve month period. At September 30, 2010, the Company’s tangible net worth ratio was 0.16:1 and its fixed charge coverage ratio was 6.43:1. Accordingly, the Company was in compliance with those covenants.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
In addition, 117 other lawsuits have been dismissed or judgment entered in favor of the Company which are not included in this number. An appeal was filed by the plaintiff in the Lee (TN), Thompson (MI), Marquez (AZ) and Rosa (CA) cases where judgment was entered in favor of the Company. These cases are not included in this number.
Also not included in the number of pending lawsuits is the Heston lawsuit in which a jury verdict was entered against the Company on June 6, 2008, and judgment was entered against the Company on January 30, 2009 in the amount of $153,150 as compensatory damages, $1,423,127 as attorney fees, and $182,000 as costs. These damages, fees and costs are covered by the Company’s insurance policies. The jury found that Mr. Heston’s own actions were 85 percent responsible for his death. The jury assigned 15 percent of the responsibility to TASER for a “negligent failure to warn” that extended or multiple TASER ECD applications could cause muscle contractions that could potentially contribute to acidosis to a degree that could cause cardiac arrest. Prior to the January 2009 judgment, the jury had previously inappropriately awarded $5,200,000 in punitive damages against TASER, which were subsequently disallowed by the Court on October 24, 2008. The Court denied the balance of the Company’s motion for judgment as a matter of law on all other grounds. The Company has filed a notice of appeal with respect to the judgment and plaintiffs have filed a notice of cross appeal.
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -Continued
(unaudited)

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Glowczenski	Oct-04	US District Court, ED NY	Wrongful Death	Trial rescheduled, date to be determined
Washington	May-05	US District Court, ED CA	Wrongful Death	Stayed
Graff	Sep-05	Maricopa County Superior Court, AZ	Wrongful Death	Dismissed
Rosa	Nov-05	US District Court, ND CA	Wrongful Death	Dismissed, Summary Judgment Granted, Appeal Pending
Bagnell	Jul-06	Supreme Court for British Columbia, Canada	Wrongful Death	Discovery Phase
Hollman	Aug-06	US District Court, ED NY	Wrongful Death	Discovery Phase
Oliver	Sep-06	US District Court, MD FL, Orlando Division	Wrongful Death	Discovery Phase, trial scheduled June 2011
Augustine	Jan-07	11th Judicial Circuit Court, Miami-Dade, FL	Wrongful Death	Discovery Phase, trial off calendar
Wendy Wilson, Estate of Ryan Wilson	Aug-07	District Court Boulder County, CO	Wrongful Death	Trial scheduled August 2011
Jack Wilson, Estate of Ryan Wilson (Companion to Wendy Wilson)	Nov-07	District Court Boulder County, CO	Wrongful Death	Trial scheduled August 2011
Marquez	Jun-08	US District Court, AZ	Wrongful Death	Dismissed, appeal filed
Salinas	Aug-08	US District Court, ND CA	Wrongful Death	Motion Phase, trial scheduled February 2011
Thomas (Pike)	Oct-08	US District Court, WD Louisiana, Alexandria	Wrongful Death	Stayed
Carroll	Mar-09	US District Court, SD TX	Wrongful Death	Trial scheduled February 2011
Shrum	May-09	Allen County District Court, Iola, KS	Wrongful Death	Trial Scheduled June 2011
Athetis	May-09	US District Court, AZ	Wrongful Death	Discovery Phase
Hagans	May-09	US District Court, SD OH	Wrongful Death	Dismissed
Abrahams	Jul-09	CA Superior Court, Yolo County	Wrongful Death	Discovery Phase-trial scheduled May - 2011
Humphreys	Oct-09	CA Superior Court, San Joaquin County	Wrongful Death	Discovery Phase
Forbes	Dec-09	US District Court, MS	Wrongful Death	Dismissed
Terriquez	Feb-10	Superior Court of CA, Orange County	Wrongful Death	Discovery Phase, trial scheuduled February 2011
Rich	Feb-10	US District Court, NV	Wrongful Death	Pleading Phase
McKenzie	Feb-10	US Disctrict Court, ED CA	Wrongful Death	Discovery Phase, trial scheduled January 2012
Turner	Feb-10	General Court of Justice, Superior Court Div, Mecklenburg County, NC	Wrongful Death	Discovery Phase, trial scheduled July 2011
Dang	Mar-10	CA Superior Court, Orange County	Wrongful Death	Dismissed
Doan	Apr-10	Queens Bench Alberta, Red Deer Judicial Dist.	Wrongful Death	Pleading Phase
Piskkura	May-10	US District Court, OH	Wrongful Death	Discovery Phase, trial scheuduled March 2012
Winfield	May-10	CA Superior Court, LA	Wrongful Death	Dismissed
Corbin	Jun-10	Houston County Court, AL	Wrongful Death	Discovery Phase, trial scheuduled October 2011
Swayzer	Jun-10	CA Superior Court, Santa Clara County	Wrongful Death	Discovery Phase
DuBoise	Aug-10	US District Court, ED MO	Wrongful Death	Pleading Phase
Vaugn	Sep-10	US District Court, ND CA	Wrongful Death	Pleading Phase
Kelly	Oct-10	District Court for Harris County, TX	Wrongful Death	Pleading Phase
Jacobs	Oct-10	District Court for Travis County, TX	Wrongful Death	Pleading Phase
Stewart	Oct-05	Circuit Court for Broward County, FL	Training Injury	Discovery Phase
Lewandowski	Jan-06	US District Court, NV	Training Injury	Dismissal Pending
Husband	Mar-06	British Columbia Supreme Court, Canada	Training Injury	Discovery Phase
Grable	Aug-08	FL 6th Judicial Circuit Court, Pinellas County	Training Injury	Discovery Phase
Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Discovery Phase
Bickle	Mar-09	18th Judicial District Court, Gallatin County, MT	Training Injury	Discovery Phase
Foley	Mar-09	US District Court, MA	Training Injury	Discovery Phase
Peppler	Apr-09	Circuit Court 5th Judicial Dist., Sumter City, FL	Training Injury	Discovery Phase
Kandt	Jun-09	US District Court, ND NY	Training Injury	Discovery Phase
Ginger	Apr-10	Iowa District Court, Marion County	Training Injury	Discovery Phase
Maynard	Nov-10	Superior Court, Hartford Judicial District, CT	Training Injury	Pleading Phase
Butler	Sep-08	CA Superior Court, Santa Cruz County	Injury During Arrest	Dismissed
Reston	Apr-09	Circuit Court 4th Judicial Dist., Duval Cty, FL	Injury During Arrest	Dismissed
Lucas	Jun-09	US District Court, ED CA	Injury During Arrest	Discovery Phase, trial scheduled May 2012
Spence	Jul-09	CA Superior Court, Marin County	Injury During Arrest	Dismissed
Wheat	Jul-09	CA Superior Court, Los Angeles County	Injury During Arrest	Discovery Phase, trial scheduled April 2011
Derbyshire	Nov-09	Ontario Superior Court of Justice	Officer Injury	Discovery Phase
Fahy	Dec-09	Circuit Court of City of St. Louis	Injury During Arrest	Discovery Phase
Tylecki	Jan-10	US District Court, DE	Injury During Arrest	Discovery Phase
Thompson	Mar-10	11th Judicial Circuit Court Miami-Dade County, FL	Injury During Arrest	Discovery Phase
Wilson	Apr-10	US District Court, ND IL, ED	Injury During Arrest	Discovery Phase
Patterson	Jun-10	Circuit Court Pontotoc County, MS	Injury During Arrest	Discovery Phase, trial scheduled January 2012
Hadnot	Sep-10	US District Court, ED TX	Injury During Arrest	Pleading Phase
Other Litigation
In January 2007, we filed a lawsuit in the U.S. District Court for Arizona against Stinger Systems, Inc. alleging patent infringement, patent false marking, and false advertising. Defendant filed an answer and counterclaim for false advertising and punitive damages. More specifically, the counterclaim seeks judgment; invalidating U.S. Patent 7,145,762; holding patent 7,145,762 not infringed; granting permanent injunction to prohibit false advertising and labeling; granting unspecified punitive damages for false advertising and/or unfair competition and injuries proximately caused; and to pay defendants’ reasonable attorneys’ fees. On February 2, 2009, the court issued an order based on a Markman hearing (patent claims construction hearing) held on May 7, 2008 in which the Court adopted TASER’s claim construction on the disputed patent claim term in TASER’s U.S. patent number 7,102,870 and all of TASER’s claim construction on all of the disputed patent claim terms in TASER’s U.S. patent number 7,234,262. In addition, the Court adopted TASER’s claim construction on one of the disputed

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)
patent claim terms in TASER’s U.S. patent number 6,999,295 (“295 Patent”) and rejected both parties’ claim construction in the other disputed claim term in this patent. Both parties filed motions for summary judgment and on March 31, 2010, the Court entered an order granting TASER’s motion for summary judgment against Stinger for literal patent infringement of TASER’s U.S. 295 Patent. The Court also granted Stinger summary judgment on its motion that claim 3 of TASER’s U.S. Patent 7,102,870 is invalid as obvious but denied summary judgment on the rest of grounds for relief in Stinger’s motion. On August 30, 2010 the court entered the final judgment, final order, and permanent injunction against Stinger in this matter.
In October 2007, we filed a lawsuit in Arizona Superior Court for Maricopa County against Steve Ward and Mark Johnson, both former TASER employees and VIEVU LLC, et. al. for breach of duty of loyalty, breach of contract, breach of fiduciary duty, and conversion. This lawsuit does not involve our electronic control device business and we do not expect this litigation to have a material impact on our financial results. Defendants Ward and VIEVU LLC filed an answer and counterclaim for declaration of non-infringement, tortious interference with contractual relations, tortious interference with business expectancy, and abuse of process. The lawsuit seeks compensatory damages, constructive trust, exemplary damages, injunctive relief attorneys’ fees, costs and disbursements. Cross motions for summary judgment were filed and on March 4, 2009, the Court denied Defendants’ motion for summary judgment on the trade secret claim on April 9, 2009; and granted TASER’s motion for summary judgment against Ward on the breach of fiduciary duty and the breach of duty of loyalty claims. We filed a Motion to Extend Discovery Period by and to reconvene the Deposition of Steve Ward, and Defendants have filed Defendant’s Response in Opposition to this motion. In addition, Defendants Steve Ward and VIEVU LLC have filed a Motion for Reconsideration or in the alternative to make the Court’s Ruling a Final Judgment and Stay Proceeding Pending Outcome of Appeal. The Court denied the Motion for Reconsideration, but granted the motion to make the Court’s Ruling a Final Judgment and Stayed the Proceeding Pending Outcome of Appeal. An appeal has been filed by Defendants Ward and VIEVU LLC to the Arizona State Court of Appeals. The appellate court reversed the Superior Court and remanded the case back to Superior Court for trial. On June 14, 2010 TASER filed a petition for review with the Arizona Supreme Court and Ward filed a cross petition for review on June 29, 2010. To date, the Arizona Supreme Court has not ruled on either petition for review. No trial date has been set.
In June 2008, we filed an amended complaint in the State Court of Fulton County, Georgia joining as a plaintiff in an existing lawsuit previously filed by certain current and former stockholders of the Company against Morgan Stanley & Co., Inc., and ten other brokerage firms alleging a conspiracy to unlawfully, deceptively, and fraudulently manipulate the price of the Company’s common stock in the context of illegal naked shorting. Specifically, the amended complaint alleges that the defendants committed conspiracy and endeavored to violate the Georgia Racketeer Influenced and Corrupt Organization Act; Securities Fraud; Theft By Taking; Theft By Deception; Violation of The Georgia Computer Systems Protection Act; Violation of the Georgia Securities Act; Violation of the Georgia Computer Systems Protection Act; and Conversion. The lawsuit seeks compensatory and punitive damages as well as expenses of litigation including attorneys’ fees and costs. Defendants have filed motions to dismiss or alternatively a motion for a more definite statement and, on July 29, 2009, the Court entered an order denying Defendants’ motion to dismiss and alternatively a motion for a more definite statement. Discovery has begun in this litigation and no trial date has been set. Defendants removed the case to United States District Court for the District of Georgia and Plaintiffs have filed a motion to remand the case back to state court. The court has not yet ruled on this motion to remand.
In February 2009, we filed a complaint in the United States District Court for the District of Nevada against James F. McNulty, Jr., Robert Gruder, and Stinger Systems, Inc. alleging securities fraud under 15 U.S.C. § 78j, trade libel, unfair competition under the Lanham Act, 15 U.S.C. § 1125, abuse of process, and deceptive trade practices. Our complaint seeks compensatory damages, punitive damages, injunctive relief, attorneys’ fees and costs. Defendants filed motions to dismiss and on March 25, 2010 the Court denied Defendants’ motion on all claims except the securities fraud claim. Defendant McNulty filed a counterclaim on August 2, 2010 alleging that TASER’s XREP product infringes U.S. Patents 5,831,199 and 6,877,434. The counterclaim seeks declaratory and injunctive relief, compensatory, treble and punitive damages, and attorneys fees. On August 26, 2010 we filed a motion to strike immaterial, impertinent and scandalous matter in the counterclaim and to dismiss claims for indirect infringement from Defendant McNulty’s counterclaim. To date, the court has not yet ruled on this motion. No trial date has been set.
In December 2009, we filed a complaint in Maricopa County Superior Court, Arizona against Interwoven Inc. et. al. alleging breach of contract, misrepresentation and fraud for failure to comply with a settlement agreement regarding an e-discovery services dispute. Our complaint seeks compensatory damages, attorneys’ fees and costs. Defendant filed a motion to compel arbitration and on April 7, 2010 the Court entered an order compelling arbitration and staying the litigation. On April 26, 2010, we filed a motion to certify this order as a final order in order to file an appeal from the Court’s ruling. On June 21, 2010 the Arizona Superior Court ordered this matter to arbitration and stayed the matter pending the arbitration.
In February 2010, we were served with a summons and complaint in the lawsuit entitled General Employment vs. TASER International, Inc. which was filed in Arizona Superior Court for Maricopa County alleging breach of contract of a recruiting contract and seeking money damages, including attorney’s fees and costs. We have filed an answer to this complaint. On August 5, 2010 this matter was settled for a nominal amount and was dismissed with prejudice.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)
General
From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. After carefully assessing the claim, and assuming we determine that we are not at fault, we vigorously defend and pursue any lawsuit filed against or by the Company. Although we do not expect the outcome in any pending individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition. In addition, the Company has two lawsuits where the costs of legal defense incurred are in excess of its liability insurance deductibles. As of September 30, 2010, the Company has been fully reimbursed by its insurance company for these legal costs. The Company may settle a lawsuit in situations where a settlement can be obtained for nuisance value and for an amount that is expected to be less than the cost of defending a lawsuit. The number of product liability lawsuits dismissed includes a small number of police officer training injury lawsuits that were settled by the Company and dismissed in cases where the settlement economics to the Company were significantly less than the cost of litigation. In addition, it is the Company’s policy to not settle suspect injury or death cases, although the Company’s insurance carrier may settle such lawsuits over the Company’s objection where the case is over the Company’s liability insurance deductibles. Due to the confidentiality of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not identify or comment on which specific lawsuits have been settled or the amount of any settlement.
10. Related Party Transactions
Aircraft charter
The Company reimburses Thomas P. Smith, Chairman of the Company’s Board of Directors, and Patrick W. Smith, the Company’s Chief Executive Officer, for business use of their personal aircraft. For the three and nine months ended September 30, 2010, the Company incurred expenses of approximately $16,000 and $162,000, respectively, to Thomas P. Smith. For the three and nine months ended September 30, 2009, the Company incurred expenses of approximately $88,000 and $238,000, respectively, to Thomas P. Smith. There were no expenses incurred to Patrick W. Smith for the three and nine months ended September 30, 2010. For the nine months ended September 30, 2009, the Company incurred expenses of approximately $10,000 to Patrick W. Smith. At September 30, 2010 and December 31, 2009, the Company had outstanding payables of zero and approximately $15,000, respectively, due to Thomas P. Smith. At September 30, 2010 and December 31, 2009, the Company had no outstanding payables due to Patrick W. Smith. Management and the Audit Committee believes that the rates charged by Thomas P. Smith and Patrick W. Smith are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
In the first quarter of 2007, the Company also entered into a charter agreement for future use of an aircraft for business travel from Thundervolt, LLC, a company owned by Patrick W. Smith. For the three months ended September 30, 2010 and 2009, the Company did not incur any direct charter expenses pursuant to its relationship with Thundervolt, LLC. Management and the Audit Committee believes that the rates charged by Thundervolt, LLC are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
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
TASER Foundation
In November 2004, the Company established the TASER Foundation. The TASER Foundation is a 501(c)(3) non-profit corporation and has been granted tax exempt status by the IRS. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Over half of the initial $1 million endowment was contributed directly by TASER International, Inc. employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the three and nine months ended September 30, 2010, the Company incurred approximately $17,000 and $93,000, respectively, in such administrative costs. For the three and nine months ended September 30, 2009, the Company incurred approximately $66,000 and $184,000, respectively, in such administrative costs. The Company is authorized by its Board of Directors to make a discretionary contribution up to a maximum of $200,000 per quarter. For the three and nine months ended September 30 2010 and 2009, the Company did not make a discretionary contribution to the TASER Foundation.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)
Consulting services
Beginning in August 2005, the Company agreed to pay Mark Kroll, a member of the Board of Directors of the Company (“Board”), for consultancy services. Consulting expenses to Mr. Kroll for the three and nine months ended September 30, 2010 were approximately $53,000 and $109,000, respectively. Consulting expenses to Mr. Kroll for the three and nine months ended September 30, 2009 were approximately $57,000 and $202,000, respectively. At September 30, 2010 and December 31, 2009, the Company had approximately $27,000 and $14,000, recorded as a payable for these services.
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
11. Employee Benefit Plan
The Company has a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $16,500. The Company currently matches 100% of the first 3% of eligible compensation contributed to the Plan by each participant and 50% of the next 2% of eligible compensation contributed to the plan by each participant. Beginning January 1, 2008, the Company’s matching contributions are immediately vested. The Company’s matching contributions to the Plan for the three and nine months ended September 30, 2010 were approximately $116,000 and $382,000, respectively. The Company’s matching contributions to the Plan for the three and nine months ended September 30, 2009 were approximately $119,000 and $348,000, respectively. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.
12. Joint Venture Agreement
As previously disclosed, on January 13, 2010, the Company entered into a Joint Venture Agreement (the “Protector Group Agreement”) with RouteCloud, LLC (“RouteCloud”) and certain other RouteCloud affiliated parties to establish the TASER Protector Group joint venture to exclusively develop, market, sell and support a new suite of products (“Protector Products”) that give parents the ability to manage their children’s mobile phone usage and driving behaviors though a simple-to-use interface on a mobile phone, computer or TV. The Company agreed to provide RouteCloud development funding up to $1.725 million, $0.3 million of which was funded in the fourth quarter of 2009 under a letter of understanding between the parties. During the three and nine months ended September 30, 2010, $185,000 and $1,085,000, respectively, was funded. Refer to Note 1(f) for more information about such development funding.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)
On November 2, 2010, the Company entered into a revised agreement with RouteCloud and the other parties to the Protector Group Agreement, pursuant to which, among other things, the original Protector Group Agreement was terminated, effective as of September 29, 2010. The new agreement also provides that the Company will (i) reimburse RouteCloud the sums of $75,000 and $10,000 for certain transition expenses and transferred equipment, respectively, (ii) assume responsibility for the ongoing development, marketing, sale and support of Protector Products, (iii) offer employment or consulting arrangements to certain RouteCloud personnel, and (iv) pay RouteCloud royalties on the sale of Protector Products.
Under the new agreement, royalties are to be paid at a 7% rate for the first 12 months after revenues are first generated from the sale of Protector Products. The royalty rate will be reduced by 1% per year in each of the four 12-month periods thereafter. After five years, the Company will not owe any royalties on its sale of Protector Products (if any). The Company agreed to advance RouteCloud $180,000 in royalties, which advance will be offset against royalties otherwise payable to RouteCloud beginning in the second year following the first revenues from the sale of Protector Products. In addition, RouteCloud agreed to a non-compete stipulation for the ten-year period following the termination of the agreement or for as long as the Company is in the business of selling the Protector Products.
During the three months ended September 30, 2010, the Company incurred approximately $0.1 million of salary and consulting related costs related to the internal development of Protector Products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following is a discussion of the Company’s financial condition as of September 30, 2010, and results of operations for the three and nine months ended September 30, 2010 and 2009. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: the impact of recently adopted accounting standards and guidance; estimated amortization charges in future years and our projected tax rate for 2010; our dividend policy; our expectations about unrecognized tax benefits and deferred income taxes; assumptions about the future vesting of outstanding stock options and the amortization of costs relating thereto; our litigation strategy; the outcome of pending litigation against us; the sufficiency of our capital resources and the availability of financing to the Company and our strategy with respect to hedging activities. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; financial and budgetary constraints of prospects and customers; litigation risks resulting from alleged product-related injuries and media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; our dependence on sales of our TASER X26 products; our ability to manage our growth; our ability to ramp manufacturing production to meet demand; establishment and expansion of our direct and indirect distribution channels; our ability to design, introduce and sell new products; delays in development schedules; risks relating to acquisitions and joint ventures; the length of our sales cycle and our ability to realize benefits from our marketing and selling efforts; risks of governmental regulations, including regulations of our products by the U.S Consumer Product Safety Commission; regulation of our products as a “crime control” product by the Federal government; state and local government regulation and foreign regulation; our compliance with regulations governing the environment, including but not limited to, regulations within the European Union; our ability to protect our intellectual property; intellectual property infringement claims and relating litigation costs; competition in foreign countries relating to foreign patents; the adverse effects that could result from our products being classified as firearms by the United States Bureau of Alcohol and Firearms; product defects; our dependence on third party suppliers for key components of our products; component shortages; our dependence on foreign suppliers for key components; rising costs of raw materials relating to petroleum prices; catastrophic events; service outages and disruptions relating to our EVIDENCE.com service; fluctuations in quarterly operating results; difficulties in complying with Sarbanes-Oxley Section 404; foreign currency fluctuations; counterparty risks relating to cash balances held in excess of FDIC insurance limits; rapid technological change; employee retention risks and other factors identified in documents filed by us with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2009 under the caption ‘Risk Factors.”
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

Results of Operations
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
The following table sets forth, for the periods indicated, our consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statements of operations (dollars in thousands):

	Three Months Ended September 30,				Increase / (Decrease)
	2010		2009		$	%

Net sales	$21,084	100.0%	$23,310	100.0%	$(2,226)	-9.6%
Cost of products sold	10,668	50.6%	10,044	43.1%	624	6.2%

Gross margin	10,416	49.4%	13,266	56.9%	(2,851)	-21.5%
Sales, general and administrative expenses	9,454	44.8%	11,420	49.0%	(1,966)	-17.2%
Research and development expenses	1,686	8.0%	6,656	28.6%	(4,970)	-74.7%

Loss from operations	(724)	-3.4%	(4,810)	-20.6%	4,086	-85.0%
Interest and other income, net	10	0.0%	20	0.1%	(10)	-50.0%

Loss before provision (benefit) for income taxes	(714)	-3.4%	(4,790)	-20.5%	4,076	-85.1%
Provision (benefit) for income taxes	1,621	7.7%	(1,614)	-6.9%	3,235	-200.4%

Net loss	(2,335)	-11.1%	(3,176)	-13.6%	$841	-26.5%

Net Sales
For the three months ended September 30, 2010 and 2009, sales by product line and by geography were as follows (dollars in thousands):

	Three Months Ended September 30,
	2010	2009	2010	2009
Sales by Product Line
TASER X26	$11,600	55.0%	$14,870	63.8%
TASER C2	767	3.6%	1,103	4.7%
TASER Cam	545	2.6%	749	3.2%
ADVANCED TASER	237	1.1%	281	1.2%
Single Cartridges	5,145	24.4%	6,932	29.7%
XREP	168	*	364	1.6%
AXON/EVIDENCE.com	137	*	—	—
Other products	216	1.0%	49	*
Other	2,269	10.8%	2,428	10.4%
Trade-In Deferral	—	—	(3,466)	-14.9%

Total	$21,084	100.0%	$23,310	100.0%

* Less than 1%

	Three Months Ended September 30,
	2010	2009

United States	89%	81%
Other Countries	11%	19%

Total	100%	100%

Net sales decreased $2.2 million, or 10%, to $21.1 million for the third quarter of 2010 compared to $23.3 million for the third quarter of 2009. The decrease in sales versus the prior year quarter was primarily driven by fewer individually significant orders to international and Federal customers as sales in the third quarter of 2009 included sales to U.S. Customs and Border Patrol and a follow-on order to a customer in Australia. Domestically, sales to law enforcement customers improved over the prior year quarter driven by a sizeable sale to Texas DPS, however municipal spending in the U.S. generally still remains constrained, as agencies reassign budget dollars due to the ongoing challenging economic conditions. During the third quarter of 2009, $3.5 million of revenue was deferred related to our temporary trade-in program which enabled agencies who purchased a X26 ECD for deployment in the United States the opportunity to upgrade the product in exchange for a partial trade-in credit against the purchase of the newly announced X3 ECD. Sales of our X26 ECDs, before excluding the $3.5 million impact of the trade-in deferral, decreased $3.3 million, or 22%, while sales of single cartridges decreased $1.8 million, or 26%, compared to the prior year. Sales of new products, AXON / EVIDENCE.com, XREP, X3 and Shockwave, contributed $0.5 million in sales in the third quarter of 2010. Other sales include extended warranty revenue, out of warranty repairs, government research grants, training and shipping revenues.

International sales for the third quarter of 2010 and 2009 represented approximately $2.3 million, or 11%, and $4.5 million, or 19%, of total net sales, respectively.
Cost of Products Sold
Cost of products sold increased by $0.6 million, or 6%, to $10.7 million for the third quarter of 2010 compared to $10.0 million for the third quarter of 2009. As a percentage of net sales, cost of products sold increased to 50.6% in the third quarter of 2010 compared to 43.1% in the third quarter of 2009. The trade-in deferral which resulted in a $3.5 million reduction in net sales reduced gross margin by 560 basis points in the third quarter of 2009. The increase in costs as a percent of sales is driven by a combination of factors. Approximately $1.8 million, representing an 8.7% increase in cost as a percentage of sales, of EVIDENCE.com datacenter operating and software maintenance costs are included in costs of product sold in the third quarter following the commercial availability of the service. These costs were considered as part of research and development in the prior year. Our pool of indirect manufacturing expenses also increased in the third quarter of 2010 due to depreciation expense on our cartridge automation production equipment as well as some one-time charges for obsolete inventory and warranty reserves and some value engineering costs. These indirect manufacturing costs have also increased as a percentage of sales due to reduced leverage resulting from the decrease in sales. Partially offsetting these factors, our direct manufacturing costs improved as a percentage of sales on reduced production material costs and labor efficiencies resulting from cartridge automation.
Gross Margin
Gross margin decreased $2.9 million, or 22%, to $10.4 million for the third quarter of 2010 compared to $13.3 million for the third quarter of 2009. As a percentage of net sales, gross margin decreased to 49.4% for the third quarter of 2010 compared to 56.9% for the third quarter of 2009, a result of the factors discussed above under cost of products sold.
Sales, General and Administrative Expenses
For the three months ended September 30, 2010 and 2009, sales, general and administrative (“SG&A”) expenses were comprised of the following (dollars in thousands):

	Three Months Ended September 30,
			$	%
	2010	2009	Change	Change
Salaries, benefits and bonus	$2,538	$3,192	$(654)	-20.5%
Legal, professional and accounting fees	1,469	1,112	357	32.1%
Travel and meals	784	968	(184)	-19.0%
Stock-based compensation	692	814	(122)	-14.9%

Consulting and lobbying	787	911	(124)	-13.6%
Depreciation and amortization	533	510	23	4.5%
Sales and Marketing	791	1,659	(868)	-52.3%
D&O and liability insurance	410	449	(39)	-8.7%
Other	1,450	1,805	(354)	-19.6%

Total	$9,454	$11,420	$(1,966)	-17.2%

Sales, general and administrative as % of net sales	44.8%	49.0%
Sales, general and administrative expenses were $9.5 million and $11.4 million in the third quarter of 2010 and 2009, respectively, a decrease of $2.0 million, or 17.2%. As a percentage of total net sales, SG&A expenses decreased to 44.8% for the third quarter of 2010 compared to 49.0% for the third quarter of 2009. The dollar decrease for the third quarter of 2010 compared to the same period in 2009 is attributable to a $0.8 million reduction in salaries, benefits, bonus and stock based compensation primarily driven by measures taken to reduce our salaried headcount and fixed cost infrastructure. A focus on rationalizing discretionary spending also resulted in reductions in travel expenses and sales and marketing related costs including advertising and tradeshows and consulting fees. In particular, sales and marketing costs in the prior year included elevated spending for efforts to support new product launches as well as the annual TASER Conference, which was held on a much reduced budget in the third quarter of 2010. These decreases in SG&A expense were partially offset by a $0.4 million increase in legal, professional and accounting fees driven by higher legal activity including a patent infringement claim.

Research and Development Expenses
Research and development expenses were $1.7 million and $6.7 million for the third quarter of 2010 and 2009, respectively, a decrease of $5.0 million, or 75%, compared to the prior period. The net decrease is a combination of a $2.5 million reduction in indirect supplies and tooling attributable to the intensive hardware development for X3 and AXON conducted in the third quarter of 2009 in order to expedite development for product demonstrations at the TASER Conference and the IACP trade shows. Approximately $1.8 million of EVIDENCE.Com data center and software maintenance related costs, including salary related costs, consulting, equipment leasing, rent and other overheads, were included in cost of products sold in the third quarter of 2010 following the commercial availability of the platform. These costs were included in research and development in the prior year while the platform was in the development phase. Salary and stock-based compensation expense have also generally been reduced following some headcount reductions while consulting and travel expenses have decreased in line with cost containment efforts.
Provision / (Benefit) from Income Taxes
The provision for income taxes increased by $3.2 million to a provision of $1.6 million for the third quarter of 2010 compared to a benefit of $1.6 million for the third quarter of 2009. The tax provision for the three months ended September 30, 2010 is driven by a combination of factors. During the third quarter of 2010 a provision for income taxes was recorded despite the net pre-tax loss since the quarterly tax provision is computed from the year-to-date provision less the cumulative tax provision recognized through the previous quarter end. As such, the year to date tax provision such reflects our expected annual effective tax rate based on projected 2010 results. Our estimated full year effective tax rate, before discrete period adjustments is a 22.1% benefit which is below the statutory rate due to the impact of non-deductible expenses for items such as ISO stock option expense, meals and entertainment and lobbying fees, which make our net loss for tax purposes significantly lower than our book pre-tax loss. Additionally, we recorded a discrete tax provision amount in the third quarter of 2010 related to a 2009 tax return to provision true up adjustment, primarily driven by lower than expected research and development tax credits.
Net Loss
Our net loss decreased to $2.3 million, or $0.04 per basic and diluted share, for the third quarter of 2010 compared to $3.2 million, or $0.05 per basic and diluted share, for the third quarter of 2009.
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
The following table sets forth, for the periods indicated, our statements of operations as well as the percentage relationship to total net revenues of items included in our statements of operations (dollars in thousands):
Net Sales

	Nine Months Ended September 30,				Increase / (Decrease)
	2010		2009		$	%

Net sales	$64,049	100.0%	$69,749	100.0%	$(5,700)	-8.2%
Cost of products sold	30,520	47.7%	28,115	40.3%	2,405	8.6%

Gross margin	33,529	52.3%	41,634	59.7%	(8,105)	-19.5%
Sales, general and administrative expenses	29,757	46.5%	33,690	48.3%	(3,933)	-11.7%
Research and development expenses	8,881	13.9%	15,246	21.9%	(6,365)	-41.7%

Loss from operations	(5,109)	-8.0%	(7,302)	-10.5%	2,193	-30.0%
Interest and other income, net	24	0.0%	162	0.2%	(138)	-85.2%

Loss before benefit for income taxes	(5,085)	-7.9%	(7,140)	-10.2%	2,054	-28.8%
Benefit for income taxes	(897)	-1.4%	(2,773)	-4.0%	1,876	-67.7%

Net loss	$(4,188)	-6.5%	$(4,367)	-6.3%	$179	-4.1%

For the nine months ended September 30, 2010 and 2009, sales by product line and by geography were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2010		2009
Sales by Product Line
TASER X26	$32,279	50.4%	$37,976	54.4%
TASER C2	2,848	4.4%	3,732	5.4%
TASER Cam	3,360	5.2%	2,179	3.1%
ADVANCED TASER	782	1.2%	2,245	3.2%
Single Cartridges	15,640	24.4%	20,151	28.9%
XREP	1,130	1.8%	389	*
AXON/EVIDENCE.com	181	*	—	0.0%
Other products	783	1.2%	53	*
Other	7,046	11.0%	6,490	9.3%
Trade-In Deferral	—	—	(3,466)	-5.0%

Total	$64,049	100.0%	$69,749	100.0%

*	Less than 1%

	Nine Months Ended September 30,
	2010	2009

United States	82%	75%
Other Countries	18%	25%

Total	100%	100%

Net sales decreased $5.7 million, or 8%, to $64.0 million for the first nine months of 2010 compared to $69.7 million for the first nine months of 2009. The decrease in sales versus the prior year quarter was primarily driven by fewer individually significant international and Federal orders as sales in the first nine months of 2009 included follow-on orders to larger customers in the U.K, Brazil, Australia and Korea and domestically to Customs and Border Patrol. The reduction in international business was partially offset by an overall improvement in domestic sales during the first nine months of 2010, which we believe reflected an increase in municipal spending in the U.S in the first quarter of 2010, partially attributable to the impact of Federal stimulus funding. The net result of the above on sales by product line was that, compared to the prior year, sales of X26, before excluding the $3.5 million impact of the trade-in deferral, decreased $5.7 million, or 15%, single cartridges decreased $4.5 million, or 22%, and ADVANCED TASER Sales declined $1.5 million, or 65%. Sales of our TASER C2 consumer product also declined by $0.9 million, or 24%, due to the negative impact of the economic downturn on consumer spending. Offsetting these decreases, TaserCam sales increased $1.2 million due to a large international order in the first quarter of 2010. Sales of new products, including AXON, EVIDENCE.com, XREP, X3 and Shockwave, also contributed $2.1 million in sales in the first nine months of 2010. The increase in other sales is primarily driven by growth in training, extended warranty and out of warranty repair revenues.
International sales for the first nine months of 2010 and 2009 represented approximately $11.4 million, or 18%, and $17.6 million or 25% of total net sales, respectively.
Cost of Products Sold
Cost of products sold increased by $2.4 million, or 9%, to $30.5 million for the first nine months of 2010 compared to $28.1 million for the first nine months of 2009. As a percentage of net sales, cost of products sold increased to 47.7% in the first nine months of 2010 compared to 40.3% in the first nine months of 2009. The increase in cost of products sold as a percentage of net sales for the first nine months of 2010 compared to the first nine months of 2009 was driven by a combination of factors. Approximately $2.1 million, representing a 3.2% increase in cost as a percentage of sales, of EVIDENCE.com datacenter operating and software maintenance costs are included in costs of product sold in the first nine months of 2010 following the commercial availability of the service. Manufacturing costs increased due to a less favorable product and segment sales mix combined with lower initial margins on the AXON, XREP and X3 product lines, an increase in rework related costs and increases in freight and packaging material costs. Direct labor also increased as a percentage of sales due to the overall higher cost of using temporary labor in the first nine months of 2010, while leverage on indirect manufacturing expenses has been reduced as sales decreased 8% compared to the prior year. In addition to reduced leverage, the total pool of indirect manufacturing expenses increased in the first nine months of 2010 compared to the prior year due to higher depreciation expense for our automated cartridge and new product production equipment, inventory write-off charges related to parts made obsolete from the move to automated cartridge production and some employee severance charges. Additionally, the X26 trade-in program, which resulted in a $3.5 million deferral in net sales reduced gross margin in the third quarter of 2009 by 190 basis points.

Gross Margin
Gross margin decreased $8.1 million, or 19%, to $33.5 million for the first nine months of 2010 compared to $41.6 million for the first nine months of 2009. As a percentage of net sales, gross margins decreased to 52.3% for the first nine months of 2010 compared to 59.7% for the first nine months of 2009. The decline in gross margin as a percentage of net sales for the first nine months of 2010 reflects a decrease in leverage on lower sales levels as well as the other factors noted above under the discussion of cost of products sold.
Sales, General and Administrative Expenses
For the nine months ended September 30, 20010 and 2009, sales, general and administrative expenses were comprised as follows (dollars in thousands):

	Nine Months Ended September 30,
			$	%
	2010	2009	Change	Change

Salaries, benefits and bonus	$8,329	$8,811	$(482)	-5.5%
Legal, professional and accounting fees	3,930	4,630	(700)	-15.1%
Sales and Marketing	2,882	4,141	(1,259)	-30.4%
Travel and meals	2,317	2,646	(329)	-12.4%
Stock-based compensation	2,215	2,441	(226)	-9.3%
Consulting and lobbying services	2,107	3,194	(1,087)	-34.0%
Depreciation and amortization	1,580	1,397	183	13.1%
D&O and liability insurance	1,245	1,415	(170)	-12.0%
Other	5,152	5,015	137	2.7%

Total	$29,757	$33,690	$(3,933)	-11.7%

Sales, general and administrative as % of net sales	46.5%	48.3%
Sales, general and administrative expenses were $29.8 million and $33.7 million in the first nine months of 2010 and 2009, respectively, a decrease of $3.9 million, or 12%. As a percentage of total net sales, sales, general and administrative expenses decreased to 46.5% for the first nine months of 2010 compared to 48.3% for the first nine months of 2009. The dollar decrease for the first nine months of 2010 over the same period in 2009 is attributable to a $1.1 million decrease in consulting and lobbying primarily related to strategic marketing and IT efforts incurred in the prior year; a $0.7 million decrease in legal, professional and accounting fees driven by the timing of outstanding litigation in progress; and general reductions in discretionary spending in sales and marketing and travel as we have focused on controlling costs and salaries, benefits and bonus due to the impact of headcount reductions. These decreases in SG&A expense were partially offset by a charge of approximately $1.0 million relating to a litigation settlement for an officer injury during arrest claim, included in other expense, and $0.4 million of employee severance costs, included in salaries, benefits and bonuses, as we took measures to reduce our salaried headcount and fixed cost infrastructure. Other expense in 2009 included a $0.35 million settlement payment paid to the Culvers as described in footnote 10 under the heading “settlement agreement”.
Research and Development Expenses
Research and development expenses decreased $6.4 million, or 42%, to $8.9 million for the first nine months of 2010 compared to $15.2 million for the first nine months of 2009. The net decrease is a combination of a $4.1 million reduction in indirect supplies and tooling attributable to the intensive hardware development for X3 and AXON conducted in 2009 in order to expedite development for product demonstrations at the TASER Conference and the IACP trade shows. Approximately $2.1 million of EVIDENCE.Com data center and software maintenance related costs, including salary related costs, consulting, equipment leasing, rent and other overheads, were included in cost of products sold in the third quarter of 2010 following the commercial availability of the platform. These costs were included in research and development in the prior year while the platform was in the development phase. Salary and stock-based compensation expense have also generally been reduced following some headcount reductions and cancellation and forfeiture of performance related stock options, while consulting and travel expenses have decreased in line with cost containment efforts.

Benefit for Income Taxes
The benefit from income taxes decreased by $1.9 million to a benefit of $0.9 million for the first nine months of 2010 compared to a benefit of $2.8 million for the first nine months of 2009. The effective income tax rate for the first nine months of 2010 was 17.6% compared to 38.8% for the first nine months of 2009. Our estimated full year effective tax rate, before discrete period adjustments is 22.1% which is below the statutory rate due to the impact of non-deductible expenses for items such as ISO stock option expense, meals and entertainment and lobbying fees, which make our net loss for tax purposes significantly lower than our book pre-tax loss. Additionally, we recorded a discrete tax provision amount in the third quarter of 2010 related to a 2009 tax return to provision true up adjustment, primarily driven by lower than expected research and development tax credits, which also reduced the net tax benefit and therefore the effective tax rate.
Net Loss
The net loss decreased by $0.2 million to $4.2 million for the first nine months of 2010 compared to a net loss of $4.4 million for the first nine months of 2009. Net loss per basic and diluted share was $0.07 for the first nine months of 2010 and the first nine months of 2009.
Liquidity and Capital Resources
Summary
As of September 30, 2010, we had $40.3 million in cash and cash equivalents; a decrease of $5.2 million from the end of 2009, which is a function of cash used in operations, investments in property and equipment and capitalized software development, partially offset by funds received from stock option exercise activity. While our net cash balance decreased, our overall net working capital remained relatively flat at $72.2 million at September 30, 2010 compared to $72.1 million at December 31, 2009.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for nine months ended September 30, 2010 and 2009 ($ in thousands):

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Net cash (used) provided by operating activities	$(2,413)	$5,460
Net cash used by investing activities	(3,851)	(7,034)
Net cash provided by financing activities	$1,066	$108
Operating activities
Net cash used by operating activities for the nine months ended September 30, 2010 was $2.4 million in 2010, compared with net cash provided by operations of $5.5 million for the nine months ended September 30, 2009.
Net cash used by operating activities in the first nine months of 2010 of $2.4 million was primarily driven by changes in working capital including a $3.7 million reduction in accounts payable and accrued liabilities due to a reduction in spending, timing of period end check runs and a vendor payment of $1.0 million for the final installment on the cartridge automation equipment; a $4.0 million increase in inventory attributable to build of ECD finished goods for future orders as well as raw materials acquired for production of new products; and a $1.6 million increase in prepaid and other assets from the funding of our annual liability insurance premiums and an increase in our income taxes receivable position at September 30, 2010. These net uses of cash were partially offset by a $2.4 million reduction in accounts receivable due to timing of collections and lower sales levels as well the net loss for the period of $4.2 million adjusted for the add-back of non-cash expenses including stock-based compensation expense of $2.8 million and depreciation and amortization expense of $5.2 million.
Net cash provided by operating activities for the first nine months of 2009 of $5.5 million was driven by the net loss for the period adjusted for the add back of non-cash expenses including stock-based compensation expense of $3.8 million and depreciation and amortization expense of $2.4 million partially offset by a $3.8 million net increase in deferred tax assets related to the benefit recognized in the first nine months of 2009. In addition, deferred revenue increased $3.8 million, $3.5 million of which relates to the deferral of revenue in the third quarter of 2009 related to the X26 trade-in program. Changes in working capital included a $0.5 million decrease in accounts receivable and a $1.8 million increase in accounts payable and accrued liabilities.

Investing activities
We used $3.9 million for investing activities in the first nine months of 2010, comprised principally of $2.2 million for capitalized software development costs related to EVIDENCE.com and our Protector technology platform and $1.5 million for the acquisition of various production and computer equipment.
Net cash used by investing activities was $7.0 million during the nine months ended September 30, 2009, which was comprised of $7.8 million to purchase property and equipment mainly related to new automation production equipment and Evidence.com data center hardware as well as $1.5 million of capitalized software development. In addition, we invested $243,000 in intangible assets, primarily consisting of patent and trademark costs. This net use was partially offset by $2.5 million in net proceeds from called investments.
Financing activities
During the first nine months of 2010 and 2009, net cash provided by financing activities was $1.1 million and $0.1 million, respectively, attributable to proceeds from stock options exercised.
Liquidity
Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. We believe funds generated from our expected results of operation as well as available cash and cash equivalents will be sufficient to finance our operations and strategic initiatives for 2010. In addition, our revolving credit facility, which we renewed through September 30, 2011, is available for additional working capital needs or investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.
Capital Resources
We have a revolving line of credit with a domestic bank with a total availability of $10.0 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on September 30, 2011, and requires monthly payments of interest only. At September 30, 2010, there were no borrowings under the line and $4.8 million was available based on the defined borrowing base, which is calculated based on our eligible accounts receivable and inventory. Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed coverage charge ratio can be no less than 1.25:1, based upon a trailing twelve month period. At September 30, 2010, the Company’s tangible net worth ratio was 0.16:1 and its fixed charge coverage ratio was 6.43:1. Accordingly, the Company was in compliance with those covenants.
Based on our strong balance sheet and the fact that we had no outstanding debt at September, 2010, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. Capital markets in the United States and throughout the world, while showing signs of recovery, continue to be under stress. Reflecting this situation, many lenders and capital providers have reduced, and in some cases ceased to provide, debt funding to borrowers. The resulting lack of available credit could materially and adversely affect our ability to obtain additional or alternative financing should the need arise for us to access the debt markets.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as of September 30, 2010.
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

Standard Product Warranty Reserves
We warrant our law enforcement ECDs from manufacturing defects on a limited basis for a period of one year after purchase and thereafter, will replace any defective TASER unit for a fee. We warrant our TASER C2 and AXON products for 90 days. We track historical data related to returns and warranty costs on a quarterly basis, and estimate future warranty claims based upon our historical experience. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of September 30, 2010, our reserve for warranty returns increased to $635,000 compared to a $369,000 reserve at December 31, 2009, driven by reserves for new product sales as well as some specifically identified warranty replacement requirements. In the event that product returns under warranty differ from our estimates, changes to warranty reserves might become necessary.
Inventory
Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (FIFO) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities, and a determination of what costs are considered to be abnormal fixed production costs which are expensed as current period charges. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory decreased to $184,000 at September 30, 2010, compared to $474,000 at December 31, 2009. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves might become necessary.
Accounts Receivable
Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. This allowance represents our best estimate and is based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. Our allowance for doubtful accounts was $200,000 at September 30, 2010 and December 31, 2009. In the event that actual uncollectible amounts differ from these estimates, changes in allowances for doubtful accounts might become necessary.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $5.9 million in tax credits for Federal and Arizona income tax purposes related to the 2003 through 2009 tax years, net of the federal benefit on the Arizona research and development tax credits. Management made the determination that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly has established a cumulative liability for unrecognized tax benefits of $2.3 million as of September 30, 2010. Also included as part of the $2.3 million liability for unrecognized tax benefits is a management estimate of $106,000 related to uncertain tax positions for certain state income tax liabilities. As of September 30, 2010, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $2.3 million be recognized, the Company’s effective tax rate would be favorably impacted. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting or tax laws in the United States, or changes in other facts or circumstances. In addition, we recognize liabilities for potential United States tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary, or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit, or additional income tax expense, respectively, in our consolidated financial statements.
In preparing the Company’s consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Management believes that as of September 30, 2010, based on an evaluation and projections of future sales and profitability, no valuation allowance was deemed necessary. However, such deferred tax assets could be reduced in the future if projections of future taxable income during the carryforward period are reduced.
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
Interest Rate Risk
We invest in a limited number of financial instruments, which at September 30, 2010 consisted entirely of investments in money market accounts, denominated in United States dollars. At September 30, 2010, we did not hold any investments in fixed rate interest earning investments which would be subject to market value adjustments resulting from fluctuations in interest rates.
Additionally, we have access to a line of credit borrowing facility which bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. At September 30, 2010, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $4.8 million. We have not borrowed any funds under the line of credit since its inception, however, should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
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
Evaluation of disclosure controls and procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See discussion of legal proceedings in Note 9 to the consolidated financial statements included in PART I, ITEM 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS
There have been no material changes to the factors disclosed in ITEM 1A — RISK FACTORS of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 5.	OTHER MATTERS
Pursuant to guidance provided by the SEC Division of Corporation Finance, the following information is provided pursuant to the following Item of Form 8-K: Item 1.01 Entry into a Material Definitive Agreement and Item 1.02 Termination of a Material Definitive Agreement.
On November 2, 2010, the Company entered into an agreement with RouteCloud, LLC and certain other parties relating to the development, marketing, sale and support of a new suite of products (“Protector Products”) that give parents the ability to manage their children’s mobile phone usage and driving behaviors though a simple-to-use interface on a mobile phone, computer or TV. Pursuant to the agreement, the parties’ previous Joint Venture Agreement relating to the development of Protector Products was terminated, effective as of September 29, 2010. For more information about the terms and conditions of the new agreement, please refer to Note 12 to the Company’s consolidated financial statements, which is incorporated herein by reference.

ITEM 6.	EXHIBITS
10.1	Agreement with RouteCloud LLC, William D. Kennedy and WDK Enterprises, LLC, dated November 2, 2010.

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.
Date: November 8, 2010	/s/ Patrick W. Smith
Patrick W. Smith
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2010	/s/ Daniel M. Behrendt
Daniel M. Behrendt
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits
Exhibits:
10.1	Agreement with RouteCloud LLC, William D. Kennedy and WDK Enterprises, LLC, dated November 2, 2010.

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished