Form 10-K
period 2010-12-31
TASER INTERNATIONAL INC
filed 2011-03-14
CIK 1069183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-16391
TASER International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0741227 (I.R.S. Employer Identification Number)

17800 N. 85th St. Scottsdale, AZ (Address of principal executive offices)	85255 (Zip Code)
(480) 991-0797
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.00001 par value per share	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the issuer, based on the last sales price of the issuer’s common stock on June 30, 2010, which was the last business day of the registrant’s most recently completed second fiscal quarter, as reported by NASDAQ, was $235,977,195.
The number of shares of the registrant’s common stock outstanding as of March 10, 2011, was 62,625,936.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of registrant’s definitive proxy statement to be prepared and filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010 are incorporated by reference into Part III of this Form 10-K.

TASER INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2010

PART I
The statements contained in this report that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things:
•	estimates regarding the size of our target markets;

•	our ability to further penetrate the law enforcement market;

•	growth expectations for existing accounts;

•	our intentions and strategies to expand product sales to the international, Federal, military, corrections, private security and private citizen self-defense markets;

•	fluctuations in gross margins;

•	expansion of product capability and the sufficiency of our manufacturing capacity;

•	timing and expectations relating to new product and service introductions;

•	product safety;

•
our business model and strategy, our perceptions about the opportunity for growth in the international law enforcement market, the need and willingness of customers to upgrade and replace existing TASER units, our plans to focus our research and development efforts in 2011 on the next generation of ECD hardware and refining and improving our AXON and EVIDENCE.COM products with new and enhanced features;

•	the automation of our production process;

•	that we will experience an increasing volume of AXON and EVIDENCE.COM trial programs in 2011;

•	that sales to private citizens will be a steady contributor to our business in 2011;

•	our plan to continue investment in web activities, public relations and law enforcement trade shows in 2011;

•	the benefit of our customer relationships, installed base of products and medical and safety testing research we have performed;

•	the benefits and value of our EVIDENCE.COM service;

•	the sustainability of our cost structure;

•	the availability of financing;

•	critical accounting estimates;

•	the possibility we may engage in currency hedging activities;

•	our intention not to pay dividends;

•	expectations about future vesting of performance-based stock options and option exercises;

•	our insulation from competition and our competitive advantage;

•	the benefits and competitive advantages of our products and services;

•	our litigation strategy and the importance of favorable verdicts;

•	the outcome of legal proceedings in which we are currently involved;

•	our intention to continue to participate in law enforcement trade shows;

•	our strategy to grow our international presence;

•	that we have readily available alternative materials and components suppliers;

•	the sufficiency and availability of our liquid assets and capital resources;

•	our plans to invest in data centers and upgrades to our technology and network infrastructure to support our EVIDENCE.COM service;

•	our intentions about future development efforts and activities, including our intentions to invest in research and development;

•	trends and expectations relating to certain balance sheet accounts and working capital items;

•	the timing of the resolution of, and trends relating to, unrecognized tax benefits and liabilities;

•	anticipated capital expenditures; and

•	our expectation to repurchase up to $12.5 million of our outstanding common stock in 2011.

These statements are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to those factors detailed in ITEM 1A of this annual report entitled “Risk Factors.” The risks included in the foregoing list are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. New risk factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the impact of all such risk factors or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to expectations over time.
We own the following trademarks: ADVANCED TASER®, CHECKLOK®, TASER®, XREP®, C2®, X3®, the bolt on West Hemisphere logo, the bolt on ball logo, the bolt on circle logo, and the bolt within circle logo, all registered in the US. All other trademarks and service marks including M18, M26, X26, X26C, AXON, EVIDENCE.COM, Shockwave, PROTECTOR, and designs belong to TASER International, Inc., except as expressly indicated as belonging to another.

Item 1.	Business
Overview
TASER International, Inc.’s (the Company or TASER or we or our) core mission is to protect life, prevent conflict and resolve disputes through technologies that make communities safer. We are a market leader in the development, manufacture and sale of advanced Electronic Control Devices (ECDs) designed for use in the law enforcement, military, corrections, private security and personal defense markets. Since our inception in 1993, we have remained committed to providing solutions to violent confrontation by developing devices with proprietary technology to incapacitate dangerous, combative, or high-risk subjects who pose a risk to law enforcement officers, innocent citizens, or themselves in a manner that is generally recognized as a safer alternative to other uses of force.
TASER solutions deliver significant results to our customers and to communities in which they are deployed. With more than 275 independent studies confirming the safety of TASER ECDs relative to other force options, TASER ECDs have proven a safer alternative to other responses to resistance in situations of conflict. Further, most reporting agencies demonstrate overall decreases in use of force, and decreases in suspect and officer injuries resulting from conflict. Reducing uses of force and gaining compliance by use of a TASER ECD has provided significant reductions in worker’s compensation expenses and claims for excessive use of force for agencies, cities and taxpayers.
Our mission to protect life also extends to preventing conflict and resolving disputes. We have learned that bringing a subject into custody is not the end of the challenge for law enforcement. Often, it is just the beginning since a significant number of incidents that start as a physical conflict transition into a legal conflict. Whether it’s prosecuting and convicting the individual arrested, or responding to excessive use of force allegations, the post-incident legal process is a considerable part of the challenge law enforcement faces on a continual basis and can often take years and millions of litigation dollars to resolve in the courtroom. To help law enforcement address this challenge, we have developed a fully integrated hardware and software solution that provides our law enforcement customers the capabilities to capture, store, manage, share and analyze video and other digital evidence. Finally, the optimum situation is to have prevented the conflict from ever escalating. TASER ECDs and AXON on-officer video have a measured and positive effect on better suspect and officer behavior, as well as achieving compliance without escalation of force.
Central to our strategy, we conduct research and develop advanced technologies for both the creation of new, and the enhancement of existing, hardware and software products and services. We believe that delivering breakthrough innovation and high-value solutions through our various product platforms is the key to delivering compelling value propositions to meet our customers’ needs, and to drive our future growth. We place the highest level of importance on the safety and appropriate use of our products and have established industry leading training services to provide our users a comprehensive overview of the legal, policy, medical information and risk mitigation issues relating to our ECDs and the use of force. Our products are sold through a network of distribution channels developed for selling and marketing our products and services to law enforcement agencies, primarily in North America, with continuing focus and effort placed on expanding these programs in international, military and other markets. In order to facilitate sales and provide customer service to our European customers, we established TASER International Europe SE, a wholly owned subsidiary, in 2009.
Our operations are comprised of one segment — the sale of advanced ECDs, accessories and other products and services. Information about sales by geographic region is included in footnote 1(p) of the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Products
Electronic Control Devices (ECDs)
Our Technology
We make ECDs that use our proprietary Neuro Muscular Incapacitation (NMI) effects for two main types of market segments: (a) the law enforcement, military, corrections and professional security markets; and (b) the consumer market. Our products use a replaceable cartridge containing compressed nitrogen to deploy and propel two small probes that are attached to the ECD by insulated conductive wires with lengths ranging from 15 to 35 feet. Our ECDs transmit electrical pulses along the wires and into the body affecting the sensory and motor functions of the peripheral nervous system. The current can penetrate up to two cumulative inches of clothing, or approximately one inch per probe. The basic design is to provide time cycles that provide incapacitating effects that last in cycles of five seconds for our law enforcement, military and corrections products and up to thirty seconds for our consumer market models. This effect can be extended, if necessary, by the operator.
Law Enforcement, Military, Corrections and Professional Security Products
For the law enforcement, military, corrections and professional security markets, we manufacture three hand-held ECD product lines and have also incorporated our technology into several other product line extensions.
Our most popular product is the TASER® X26™ with Shaped Pulse Technology™, which we introduced in 2003. Shaped Pulse Technology is a refined energy pulse that concentrates a small portion of energy to first penetrate any barriers, while the majority of the energy flows into the target freely after the barrier has been penetrated. The TASER X26 product line consists of the TASER X26, various cartridges (described below), a digital power magazine (DPM™) — the replaceable battery power supply, data download software and equipment, extended warranties, and a number of holstering options and accessories. The TASER X26 product line (excluding sales of the consumer TASER® X26C™ and individual cartridge sales) accounted for approximately $40.8 million, $53.4 million and $51.2 million, or 47%, 51% and 55% of our net sales, for the years ended December 31, 2010, 2009 and 2008, respectively.
In the third quarter of 2009, we introduced the TASER® X3™, which we believe represents a significant advancement in capabilities and features over our existing devices. The X3 is a revolutionary new multi-shot ECD that can engage three separate targets, display Warning Arcs while loaded, deliver a calibrated NMI pulse that results in improved safety characteristics and enhanced dataport logs known as the Trilogy Logs that include Event, Pulse, and Engineering Logs. While the TASER X3 offers enhanced firepower over existing ECDs, it also represents a significant leap in sensor and computation power — making it the most intelligent hand-held force option ever developed. The TASER X3 product line (excluding individual cartridge sales) accounted for approximately $2.3 million and $0.5 million, or approximately 3% and less than 1%, of our net sales, for the years ended December 31, 2010 and 2009, respectively.
Our third law enforcement product line is the ADVANCED TASER® M26™, which we originally launched in November 1999 and was the first TASER ECD featuring the NMI capability. The ADVANCED TASER M26 product line consists of the ADVANCED TASER M26, various cartridges (described below), rechargeable batteries, a battery charging system, data download software and equipment, extended warranties, and a number of holstering options and accessories. We will discontinue the sale of this product in North America beginning in 2011; however, it will continue to be available and will be supported for emerging international markets who wish to introduce our technology with a lower cost option. The ADVANCED TASER M26 product line (excluding individual cartridge sales) accounted for approximately $2.2 million, $3.3 million and $2.5 million, or approximately 3%, of our net sales, for the years ended December 31, 2010 2009 and 2008, respectively
ECD Product Line Extensions
Over the past several years, we have developed more innovative methods to deploy our proprietary NMI technology, increasing the capabilities of our systems and extending the range at which they can be deployed. This resulted in two new products which were introduced to the market in 2009.
The TASER eXtended Range Electronic Projectile (XREP™) is a self-contained, wireless (non-tethered) ECD that deploys from a 12-gauge pump-action shotgun. It delivers a similar NMI bio-effect as our X26 handheld ECD, but can be delivered to a maximum effective range of 100 feet (30.48 meters). The battery supply is fully integrated into the chassis and provides the power to the XREP round. While the XREP can be fired from a pump-action shotgun, we also partnered with Mossberg to develop the TASER® X12™ Less-Lethal Shotgun (LLS). The X12 is a Mossberg® 500 12-gauge shotgun modified for improved functioning with the XREP™. It is a fully integrated less-lethal platform. The TASER X12 includes Radial Key™ ammunition technology, which is a proprietary, patent-pending technology designed to prevent the TASER X12 from deploying lethal 12-gauge rounds, eliminating the possibility of an end user loading lethal ammunition during high-stress situations.

The TASER® Shockwave™ security system is the first generation of TASER® Remote Area Denial (TRAD™) technology allowing for both increased safety and stand-off capability during hostile situations through the use of our NMI technology. It is a manually activated TASER security system that simultaneously fires six TASER cartridges to saturate a 20-degree arc with 25-foot TASER cartridges. The Shockwave is designed as a fully modular system, allowing the end user complete flexibility to deploy as needed to achieve the desired objective. Multiple TASER Shockwave units can be stacked together either horizontally in order to extend area coverage, or vertically to allow multiple salvo engagements; or vertically to maximize either area coverage or cartridge pattern density. These features provide the capability to project area denial from a secure location. The system minimizes risk as the system can be activated with the push of a button on a control box at a safe stand-off distance of up to 100 meters. The TASER Shockwave unit deploys its cartridges up to 25-feet to instantaneously incapacitate multiple personnel within the field of deployment coverage.
Consumer Products
For the personal defense market our primary consumer product is the TASER® C2™ ECD, which we introduced in 2007. This device is a compact system that provides the same proven NMI effectiveness as our market leading TASER X26 but in a less intimidating, more compact form factor and at a price point more attractive to private citizens. Our sale and marketing of the TASER C2 promotes responsible ownership and aims to prevent misuse by keeping the device inactive until the owner has successfully completed identification verification.
We also manufacture the TASER® X26C™, ADVANCED TASER® M18™ and ADVANCED TASER® M18L™ devices for use by consumers. The X26C was developed in conjunction with the law enforcement TASER X26 version; however, its effect lasts longer allowing the owner more time to escape danger. The ADVANCED TASER M18 and ADVANCED TASER M18L are designed after the law enforcement ADVANCED TASER M26 version; however, the electrical pulse rate is lower. The ADVANCED TASER M18 and ADVANCED TASER M18L are identical except that the ADVANCED TASER M18L has an integrated laser-aiming device. These three product lines consist of the units themselves, cartridges, batteries and digital power magazines, and a number of holstering options and accessories.
Our total consumer products accounted for approximately $4.8 million, $5.9 million and $7.6 million, or 6%, 6% and 8% of our net sales, for the years ended December 31, 2010, 2009 and 2008, respectively.
Cartridges and Other Accessories
We manufacture multiple cartridge types: a 15’ cartridge, a 21’ cartridge, a 25’ XP cartridge, a 35’ cartridge, a 21’ training cartridge, a 15’ cartridge for the C2, and in 2009, we introduced the new range of Smart Cartridges for use with the X3. The 15’ cartridge is capable of firing a distance of 15 feet and is sold primarily to the law enforcement market for training and the consumer market for use in the ADVANCED TASER M18, ADVANCED TASER M18L, and TASER X26C devices. The C2 15’ cartridge is designed specifically for use in the TASER C2. The 21’, 25’ XP, 35’, and 21’ training cartridges are sold only to the law enforcement, military, and corrections markets. The 25’ XP cartridge is different from the 21’ cartridge in that it has a longer range and its probes are longer and heavier, which allows it to penetrate a thicker clothing barrier. The training cartridge contains non-conductive wiring, which allows law enforcement, military, and corrections trainers to use the cartridge during training role-playing scenarios. The Smart Cartridges designed for the X3 come in a more compact profile to accommodate the 3-in-1 multi-shot capability of the X3, with ranges of 15’, 25’ and 35’. The Smart Cartridge communicates with the fire control system within the X3, indicating the type of cartridge loaded in each bay and its deployment status. The new static resistant propulsion system allows the X3 to display NMI arcs without firing the cartridge — which also reduces the risk of accidental static discharge misfires.
All of our cartridges, with the exception of the training cartridge, contain numerous colored, confetti-like tags bearing the cartridge’s serial number. These tags, referred to as Anti-Felon Identification tags, or AFIDs, are scattered when one of our cartridges is deployed. We require sellers of our products to participate in the AFID program by registering buyers of our cartridges. In many cases, we can use AFIDs to identify the registered owner of cartridges deployed.
Individual cartridge sales accounted for approximately $22.0 million, $27.9 million and $20.5 million, or approximately 25%, 27% and 22%of our net sales, for the years ended December 31, 2010, 2009 and 2008, respectively.
In 2009, we introduced the TASER® Controlled Digital Power Magazine (CDPM™), a new accessory for the TASER X26 ECD. The CDPM has the same functionality as a regular DPM; however, the CDPM features a disabling safety key and wrist strap lanyard designed to secure the device to the officer. If a prisoner or suspect attempts to take the TASER X26 device away, the lanyard pulls the safety key connection away from the unit. If the key is separated for more than two seconds, the system instantly deactivates the TASER X26 and requires a password to reactivate it.

In 2006, we launched an accessory to the X26 called the TASER® Cam™ recorder. The TASER Cam is a video recording device that captures both video and audio of potential and actual TASER use incidents. The device can capture video and audio before, during and after a TASER deployment, which provides law enforcement with a greater level of accountability to support their use of TASER devices against a resistant subject. The TASER Cam is capable of recording in zero light conditions through the use of an infrared illuminator. A non-audio version of the device is also available for agencies operating in states where legislation prohibits the use of audio recordings.
In 2004, we introduced the X-Rail™ mount as an accessory designed to attach an X26 ECD to a Picatinny rail (MIL-STD-1913 rail) providing law enforcement and military the ability to combine TASER technology with their firearms giving the user lethal and non-lethal options on the same weapon.
AXON and EVIDENCE.COM
In 2008 and 2009, we devoted significant resources to the design and development of our new end-to-end on-officer video and digital evidence management solution —TASER AXON™ tactical computer and EVIDENCE.COM™.
The AXON tactical computer (ATC) combines advanced audio-video record/capture capabilities worn by first responders. An audio-video earpiece, imager, speaker and microphone integrates into the communications loop between existing radios and the communications headset, recording video of critical incidents from the visual perspective of the officer. AXON significantly improves officer efficiency by reducing report documentation workload while increasing accuracy and accountability. EVIDENCE.COM is a virtual evidence management system and warehouse, offering digital evidence management, sharing, analysis and storage in a highly secure, easily accessible environment. From EVIDENCE.COM, both agencies and legal professionals may quickly and securely access key evidence data without the difficult and sometimes-impossible inventory searches common to existing evidence management and storage methods. They can also view uploaded TASER X3 ECD trilogy logs including firing, pulse and engineering data.
We launched initial field trials of the AXON and EVIDENCE.COM in the fourth quarter of 2009, and completed a number of trials in 2010 which resulted in several agency deployments. We anticipate an increasing volume of similar trial programs in 2011 and believe these trial programs are the best way for our customers to see the powerful capabilities, benefits and strong return on investment of the value proposition of this technology for themselves.
Product Warranties
We offer a one year limited warranty on all of the TASER X3, TASER X26 and ADVANCED TASER devices. After the warranty expires, if the device fails to operate properly for any reason, we will replace the TASER X3 and X26 at a discounted price depending on when the product was placed in service. These fees are intended to cover the handling and repair costs and include a profit. We believe this policy is attractive to our law enforcement, military, and corrections agency customers. In particular, it avoids disputes regarding the source or cause of any defect. Extended warranties, which provide additional coverage beyond the limited warranty, ranging from one to four years, are also offered at specified fees.
We offer a 90-day limited warranty on the TASER C2 and the X26C devices. Our TASER C2 and the X26C are designed to disable an attacker for up to 30 seconds. We encourage private citizens to leave the units and flee after firing them. As a result, we also provide free replacement units to private citizens who follow this suggested procedure. To qualify for the replacement unit, users must file a police report that describes the incident and confirms the use of the TASER C2 or the X26C.
The AXON ATC comes with a one year standard warranty, while the head cam, communications hub and cabling are warranted for 90 days. The TASER Cam is warranted for one year.
Markets
Law Enforcement and Corrections
Federal, state and local law enforcement agencies in the United States and throughout the world currently represent the primary target market for our TASER ECDs. In the law enforcement market, more than 16,000 law enforcement agencies in more than 40 countries have made initial purchases of our TASER brand devices for testing or deployment.

We continue to deploy resources for educating correctional facility personnel as well as parole and probation field officers in the benefits of using TASER brand products. We have developed training programs and command staff demonstrations specific to the corrections market and we attended several corrections tradeshows and conferences to expand our reach into the market. Our TASER devices are deployed in county correctional facilities such as those operated by the Los Angeles Custody Division and the Maricopa County Sheriff’s Office (AZ). State correctional agencies deploying TASER devices include Arizona, Arkansas, Colorado, Kentucky, Louisiana, Montana, Nevada, North Dakota, Oregon, Tennessee, Utah, Washington, and Wisconsin.
Military Forces, both United States and Foreign Allies
TASER devices continued to be deployed in support of key strategic military operations in locations around the world. We continued our focus initiative on supporting our military customers. The former head of the Military Joint Non Lethal Weapons Directorate is our Vice President of Government and Military Programs, and we meet quarterly with our Senior Executive Advisory Group (SEAG) comprised of a team of professionals with extensive military, homeland defense and law enforcement experience with the purpose of advising on business models in support of military users. The business group (Federal Programs) has concentrated on supporting military and other federal use of our existing products as well as developing new technology through contracted support. In 2008, we entered into a science and technology contract with the Joint Non-Lethal Weapons Directorate (JNLWD) of the U.S Department of Defense to develop a 40mm projectile, compatible with already fielded weapons, which allows for extension and improvement of the our existing eXtended Range Electronic Projectile (XREP) technology. The development contract comprised three phases, each of which were successfully completed between 2008 and 2010.
Private Security
We still continue to pursue opportunities for sales of TASER devices in private security markets; however, we have made limited sales to date. Private security officers represent a broad range of individuals, including contract security patrol, healthcare, gaming, retail security employees and many others. Similar to our other emerging markets, we have developed training programs and demonstrations specific to the industry by meeting with several large corporate and private patrol security companies to discover their unique needs. We also attended several private security tradeshows, conferences and industry association meetings to generate a presence in this market space.
Private Citizen / Personal Protection
In July 2007, we introduced the TASER C2 personal protection device, specifically designed for the private citizen market. This consumer product combined with other consumer offerings, contributed approximately 5%, 6% and 8% of our total net sales in 2010, 2009 and 2008, respectively. While it has been a challenge generating product traction in a difficult economic climate for consumers, we believe private citizen sales will continue to be a steady contributor to our business in 2011 as a result of various distribution relationships and marketing strategies we have put in place to continue to promote awareness of the TASER C2 in the consumer market.
Sales and Marketing
Law enforcement, federal / military, corrections and security agencies represent our primary target markets. In each of these markets, the decision to purchase TASER ECDs is normally made by a group of people, including the agency head; the agency’s training staff, and agency weapons experts. Depending on the size and cost of the device deployment and local procurement rules and customs, the decision may involve political decision-makers such as city council members or the federal government. The decision-making process can take as little as a few weeks or as long as several years. Although we have focused on three primary markets, we have been able to expand our customer base to thousands of end users within these markets. We currently sell our products to more than 16,000 law enforcement agencies.

Since the introduction of the ADVANCED TASER M26 in 1999, we have used multiple types of media to communicate the benefits of acquiring and deploying our products. These campaigns have included the development of personalized CD/DVD packages geared toward law enforcement leaders in the community, web and print advertisements in law enforcement publications, and the use of more than 2,600 training classes conducted around the world, and more recently in the case of the TASER X3 an integrated online media launch including a dedicated website. We also target key regional and national law enforcement trade shows where we can demonstrate the TASER devices to leading departments. In 2010, we attended and exhibited at 75 regional, national and international law enforcement trade shows. We also held our annual TASER Conference as part of our certified master instructor school, the continued focus of which was to train the officers in the use of all of the latest ECDs and other new products.
We plan to continue investment in web activities (search, advertising and social media), public relations and law enforcement trade shows and conferences in 2011, as it provides us the ability to market our products to our target audience. We believe these types of activities accelerate penetration of our TASER product lines in each market, which should lead to increased visibility in both the private security and private citizen markets and reinforce the value of non-lethal devices for self-defense.
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
Sales in the private citizen market are primarily made through our commercial distributors and our web site, iTASER.com. We have also established relationships selling to sporting goods retail chains. We have implemented a variety of marketing initiatives to support sales of the TASER C2 personal protection device, with a focus on web, public relations and consumer trade shows. We hired a professional digital media marketing firm and a separate public relations company to assist us in media and press events, and editorial placements along with attending numerous tradeshows specifically to target the consumer market. We continue to sell all other TASER citizen devices and products through web sales and our established commercial distributors.
International Distribution
We market and distribute our products to foreign markets through a network of distributors. For geographical and cultural reasons, our distributors usually have a territory defined by their country’s borders. These distributors market both our law enforcement, military, and corrections products, and our consumer products where allowed by law.
Our distributors work with local law enforcement, military, and corrections agencies in the same manner as our domestic market distributors. For example, they perform demonstrations, attend industry tradeshows, maintain country specific web sites, engage in print advertising, and arrange training classes.
Training Programs
Most law enforcement, military, security and corrections agencies will not purchase new weapons until a training program is in place to instruct and certify personnel in their proper use. We offer a 20 hour class that certifies law enforcement, military, corrections and security agency trainers as instructors in the use of TASER ECDs. We have partnered with the Northeast Wisconsin Technical College (NWTC) to provide an online learning opportunity for new and re-certifying TASER instructors. As of December 31, 2010, over 46,200 law enforcement officers around the world have been trained and certified as instructors in the proper use of TASER brand devices. This includes approximately 41,400 officers in the United States and 4,800 in other countries.

Currently, 1,979 of our certified instructors have undergone further training and became certified as master instructors. 1,421 were certified in the US and 558 were international. We authorize these individuals to train and certify other law enforcement, military, corrections and professional security agency trainers as TASER instructors, not just end users within their own organization. The Master Instructors are independent professional trainers, serve as local area TASER experts, and assist in conducting TASER demonstrations at other police departments within their regions. In addition, 207 of our certified instructors have completed the same training and were certified as Advanced Instructors. Advanced Instructors are authorized to certify others within their own agency as TASER instructors. From 2001 — 2008, TASER has held one Master Instructor School per year. Due to increased demand, in 2009 we started scheduling two Master Instructor Schools each year in the US, one in the East and one in the West to accommodate customer requests. The fee for attending the Master Instructor School is $695. Military personnel are trained by our Chief Instructor. Approximately 170 of our Master Instructors have agreed to conduct TASER device training classes on a regular basis. We provide logistical support for the training classes. We charge a fee of $350 for each training attendee who is being certified for the first time and $175 for recertification. We pay Master Instructors a per-session training fee for each session they conduct. We conducted 450 training courses in 2010 and as of December 31, 2010, we have conducted a cumulative 2,611 training courses during which we have trained more than 46,200 individuals as instructors for TASER ECD’s.
In 2005, we started a TASER Technician course to train agencies on proper care and preventative maintenance of TASER devices. We charge a fee of $275 to each attendee. In 2010, we hosted 29 Technician courses, including 26 in the United States and 3 internationally; 337 students attended the Technician course in the United States and 36 attended in other countries. As of December 31, 2010, approximately 2,300 people have been trained and certified as TASER Technicians in 131 courses.
In 2008, we started offering a TASER Evidence Collection and Analysis (“ECA”) course to teach investigators how to collect and analyze TASER ECD related evidence at a crime scene. In 2010 we conducted 25 such ECA courses in the United States and trained 226 people, and one course internationally for 10 people. As of December 31, 2010, we have conducted 41 ECA courses and trained 352 people. The fee for the ECA course is $150 per student.
We have also designed a training course for private citizen customers. Customers who purchase an X26C device receive a certificate good for a one hour, one-on-one training session with an X26C certified instructor. We have 836 instructors certified to give the X26C training. In the first quarter of 2011 we will launch a new online training course for consumer instructors. This course focuses on non-law enforcement private self-defense training schools that have expressed a desire to include TASER consumer products in their courses. The course fee will be $99.
In December 2010 we launched an online TASER ECD End User course through NWTC. The fee is $30 per student.
In order to coordinate the growing demands of our training programs, we created a Training Advisory Board. This board annually reviews the qualifications of the master instructors, and provides retraining or certification as required. In addition, the Training Advisory Board oversees the trainers and curriculum to ensure that new information is properly communicated and implemented. The Training Advisory Board also gives input into new product development. We also created the position of Senior Master Instructor. Twenty four experienced Master Instructors have been promoted to this position based on their exemplary performance as Master Instructors. Their primary duties are to perform quality control checks on Master Instructors during an instructor course and to help instruct at the Master Instructor School. Additionally, we employ one staff Instructor who is a full-time employee responsible for coordinating course delivery and development. We also employ a Director of Training Operations who oversees the day to day operation of the department, coordinates major training events, assists with course development and delivery, and supervises the clerical staff.
Manufacturing
We perform light manufacturing and final assembly operations at our headquarters in Scottsdale, Arizona and own substantially all of the equipment required to develop, prototype, manufacture and assemble our finished products. This includes critical injection molds, schematics, test equipment and prototypes utilized by our supply chain for the production of required raw materials and sub-assemblies. We have implemented lean/six sigma methodologies to optimize all direct and indirect resources within the organization which has helped to boost capacity for existing products, as well as provide the flexibility to accommodate production of new TASER product introductions. We are currently operating a single production shift; however, other capacity options, including the use of multiple shifts, will be considered should we experience higher demand resulting from large orders of legacy or new product releases. We continue to maintain our ISO 9001 certification.
Our XREP product is considered a firearm due to the propellant used to launch it from a firearm. We have a Class 7 Federal Firearms license to manufacture, store and sell XREP and related products. We lease facilities from a local third party who specializes in defense products and provides facilities, ensuring compliance to required firearm and dangerous good standards.

We continuously seek opportunities to invest in automated equipment for the continuous improvement of product quality and reduction of manufacturing costs. As a result, we have implemented a number of equipment initiatives including the purchase and integration of robotic equipment, computerized laboratory and medical testing equipment, machining and tooling equipment, as well as sophisticated modeling equipment for our Research and Development Department. In the fourth quarter of 2009, we completed an ambitious undertaking with the final installation of our highly automated cartridge assembly line which, in 2010, has improved both our production capacity and yields, while significantly improving efficiency over what was previously a very labor-intensive manufacturing process.
Supply chain management has and will continue to be a focus for us. We presently purchase completed Printed Circuit Board Assemblies (PCBA’s) and components primarily from suppliers located in the United States, along with selective strategic relationships internationally. Although we currently obtain plastic components from an outside supplier base, we own all the designs and tooling. We believe there are readily available qualified alternative suppliers in most cases who can consistently meet our needs for these components. We continue to develop and implement policies to mitigate supply chain risk and ensure continuity of supply, while maintaining efficiencies at all levels within the organization.
Competition
Law Enforcement, Corrections and Private Security Markets
The primary competitive factors in the law enforcement and corrections market include a weapon’s accuracy, effectiveness, safety, cost and ease of use. Stinger Systems, introduced an electronic device in 2007 to compete with the TASER X26; however, they had limited success before going out of business in 2010. Stinger Systems subsequently sold its assets to Karbon Arms. We are not aware of any significant sales to date. We were granted summary judgment in a patent infringement claim against Stinger Systems in 2010 and an injunction was issued against Stinger Systems in August 2010. We believe that our strong relationship with customers, our large installed base of products, and the significant amount of medical and safety testing already performed on our products will provide us with a strong competitive advantage over our competition.
We also believe the ADVANCED TASER, TASER X26 and TASER X3 devices compete indirectly with a variety of non-lethal alternatives. These alternatives include, but are not limited to, pepper spray and impact weapons sold by companies such as Defense Technology, and PepperBall Technologies, Inc. We believe our TASER brand devices’ advanced technology, versatility, effectiveness, built-in accountability systems, and low injury rate enable it to compete effectively against these less-lethal alternatives.
Military Market
In the military markets, both in the United States and abroad, a wide variety of weapon systems are utilized to accomplish the mission at hand. Conducted energy devices have gained increased acceptance as a result of the policing role of military personnel in the conflicts in both Iraq and Afghanistan. There has also been an increased awareness of the use of non-lethal weapons to preserve human intelligence. TASER ECDs give our armed forces one means to capture or immobilize targets without using lethal force. We are the only supplier providing ECDs to these military agencies. There is indirect competition from pepper spray and impact weapons sold by companies such as Defense Technology and PepperBall Technologies, Inc.
Private Citizen Market
Electronic control devices have gained limited acceptance in the private citizen market. These devices compete with other less lethal weapons such as batons, clubs, and chemical sprays as well as lethal force options. The primary competitive factors in the private citizen market include a weapon’s cost, effectiveness, safety and ease of use. We believe the widespread adoption of our TASER devices by prominent law enforcement agencies will help us to further penetrate the private citizen market.
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

Regulation
United States Regulation
The TASER X26, TASER X3, ADVANCED TASER, TASER C2, SHOCKWAVE and AIR TASER 34000™ devices, as well as the cartridges used by these devices, are subject to regulations; however, none are considered to be a “firearm” by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives. The TASER XREP, however, does use a propellant system which falls under the definition of a “firearm” and is, therefore, subject to Federal firearms-related regulations specifically applying to the sale and distribution of these devices within the United States. In the 1980s many states adopted regulations restricting the sale and use of stun guns, inexpensive hand-held shock devices and electronic weapons. We believe existing stun gun laws and regulations also apply to our devices.
In 2009, New Jersey’s Attorney General approved a supplemental use of force policy which allows law enforcement officers in New Jersey to use electronic stun devices in limited circumstances involving emotionally disturbed individuals. This policy also limits the number of patrol officers per agency who carry electronic control devices. Prior to 2009, New Jersey was the only state to prohibit the use of ECD’s and stun devices by law enforcement. In 2002 through 2004, we worked with several law enforcement agencies, government agencies and distributors to overturn prior legislation preventing the sale of TASER devices to law enforcement agencies in certain regions of the U.S. These combined efforts were successful in changing the legislation in the states of Hawaii, Massachusetts and Michigan.
In many cases, the law enforcement and corrections market is subject to different regulations than the private citizen market. Where different regulations exist, we assume the regulations affecting the private citizen market also apply to the private security markets except as the applicable regulations otherwise specifically provide.
As of December 31, 2010, state and local codes prohibit the possession of stun guns, including TASER ECDs by the general public in Hawaii, Wisconsin, Michigan, Massachusetts, Rhode Island, New York, New Jersey and the District of Columbia as well as a number of counties, cities and towns.
We are also subject to environmental laws and regulations, including restrictions on the presence of certain substances in electronic products. Reference is made to Section 1A, Risk Factors under the heading “Environmental laws and regulations subject us to a number of risks and could result in significant liabilities and costs”.
Our EVIDENCE.COM SaaS online offering is subject to government regulation of the internet in many areas, including telecommunications, data protection, user privacy and online content.
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

Intellectual Property
We protect our intellectual property with U.S. and foreign patents and trademarks. Our patents and pending patent applications relate to technology used by us in connection with our products. We also rely on international treaties, organizations and foreign laws to protect our intellectual property. As of December 31, 2010, we hold 47 United States patents and 55 foreign patents and also have numerous patents and trademarks pending. Our patents expire at varying dates ranging between 2014 and 2029. The earliest expiring US patent covers an aiming system having two angled laser light sources, one for the top dart and one for the lower dart. This technology is used in the X3 ECD. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as the commercial significance of our operations and our competitors’ operations in particular countries and regions; our strategic technology or product directions in different countries; and the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions.
Confidentiality agreements are used with employees, consultants and key suppliers to help ensure the confidentiality of our trade secrets.
TASER has the exclusive rights to many internet domain names primarily including ‘TASER.com’ and ‘EVIDENCE.COM’.
Research and Development
Our research and development initiatives are conducted in two separate categories. The first is internally funded research and development, and the second is research externally funded by customers having requirements for specific capabilities. Both categories focus on next generation technology, yet are differentiated by the anticipated breadth of the market opportunity, the time to project completion and accounting treatment. Internally funded research has been primarily focused on improvements to existing TASER products, or the development of new applications for TASER technology that we believe generally will have broad market appeal. Externally funded work focuses on specific packaging or delivery requirements of existing TASER technology that is of high value to particular customers but may not be viable product solutions to other customers. These projects generally represent product developments which are long-term in nature and require external resources, development using outside companies or expert consulting.
Research and development initiatives include bio-medical research and electrical, mechanical and software engineering. We expect that future development projects will focus on extending the range, improving the functionality and developing new delivery options for our ECD products. In addition, during 2009 and 2010 we devoted significant resources to the development of AXON and EVIDENCE.COM and have established a dedicated software development team in Carpenteria, CA to plan, develop, test and support the operation of our Software-as-a-Service (SaaS) product.
Our investment in internally funded research and development totaled approximately $11.4 million, $20.0 million and $12.9 million in 2010, 2009 and 2008, respectively. Our investment in research and development staff and equipment continues to represent a significant increase from previous years and reflects our commitment to maintaining and extending our current technology. Our return on that investment is intended to be realized over the long term, although new systems and technologies often have a more immediate impact on our business.
Employees
As of December 31, 2010, we had 320 full-time employees and 45 temporary employees. The breakdown of our full-time employees by department is as follows: 129 direct manufacturing employees and 191 administrative and manufacturing support employees. Of the 191 administrative and manufacturing support employees, 51 were involved in sales, marketing, communications and training; 62 were employed in research, development, TASER Virtual Systems and engineering; 28 were employed in administrative functions inclusive of executive management, legal, finance and accounting; 8 were employed in information systems technologies; 11 were employed in quality control and 31 were employed in manufacturing support functions. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.
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
A substantial number of law enforcement and corrections agencies may not purchase our electronic control devices. Law enforcement and corrections agencies may be influenced by claims or perceptions that ECDs such as our products are unsafe or may be used in an abusive manner. In addition, earlier generation conducted energy devices may have been perceived as ineffective. Sales of our products to these agencies may also be delayed or limited by these claims or perceptions.
Most of our end-user customers are subject to budgetary and political constraints, particularly in the currently challenging economic environment, that may delay or prevent sales.
Most of our end-user customers are government agencies. These agencies often do not set their own budgets and therefore, have limited control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. As a result, even if an agency wants to acquire our products, it may be unable to purchase them due to budgetary or political constraints. Currently, many governmental agencies are continuing to experience severe budgetary constraints. There can be no assurance that the economic and budgeting issues will not worsen and adversely impact sales of our products. Some government agency orders may also be canceled or substantially delayed due to budgetary, political or other scheduling delays which frequently occur in connection with the acquisition of products by such agencies and such cancellations may accelerate or be more severe than we have experienced historically as a result of the current economic environment.
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
We substantially depend on sales of our TASER X26 ECDs, and if these products do not continue to be widely accepted, our growth prospects will be diminished.
In the years ended December 31, 2010, 2009 and 2008, we derived our revenues predominantly from sales of the TASER X26 brand devices and related cartridges, and expect to depend on sales of these products for the foreseeable future. A decrease in the prices of or demand for these products, or their failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.

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
To the extent demand for our products increases, our future success will be dependent upon our ability to ramp manufacturing production capacity which may be accomplished by the implementation of customized manufacturing automation equipment.
To the extent demand for our products increases significantly in future periods, one of our key challenges will be to ramp our production capacity to meet sales demand, while maintaining product quality. Our primary strategies to accomplish this include introducing additional shifts, increasing the physical size of our assembly facilities, the hiring of additional production staff, and the implementation of customized automation equipment. The investments we make in this equipment may not yield the anticipated labor and material efficiencies. Our inability to meet any future increase in sales demand or effectively manage our expansion could have a material adverse effect on our revenues, financial results and financial condition.
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
Our distribution strategy is to pursue sales through multiple channels with an emphasis on independent distributors. Our inability to establish relationships with and retain law enforcement equipment distributors who we believe can successfully sell our products would adversely affect our sales. In addition, our arrangements with our distributors are generally short-term. If we do not competitively price our products, meet the requirements of our distributors or end-users, provide adequate marketing support, or comply with the terms of our distribution arrangements, our distributors may fail to aggressively market our products or may terminate their relationships with us. These developments would likely have a material adverse effect on our sales. Our reliance on the sales of our products by others also makes it more difficult to predict our revenues, cash flow and operating results.
The success of our EVIDENCE.COM software as a service delivery model is materially dependent on acceptance of this business model by our law enforcement customers. Delayed or lengthy time to adoption by law enforcement agencies will negatively impact our sales and profitability.
A substantial number of law enforcement agencies may be slow to adopt our EVIDENCE.COM digital data evidence management and storage solution, requiring extended periods of trial and evaluation. The hosted service delivery business model is not presently widely adopted by our law enforcement customer base. As such the sales cycle has additional complexity with the need to educate our customers and address issues regarding agency bandwidth requirements, data retention policies, data security and chain of custody. Delays in successfully securing widespread adoption of EVIDENCE.COM could adversely affect our revenues, profitability and financial condition.

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
Federal regulation of sales in the United States: With the exceptions of the TASER XREP, our ECDs are not firearms regulated by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, but are consumer products regulated by the U.S. Consumer Product Safety Commission. Although there are currently no federal laws restricting sales of our core ECD products in the United States, future federal regulation could adversely affect sales of our products.
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
Foreign regulation: Certain foreign jurisdictions prohibit the sale of ECDs such as our products, limiting our international sales opportunities.
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
The EU has published Directives on the restriction of certain hazardous substances in electronic and electrical equipment (the RoHS Directive) and on electronic and electrical waste management (the WEEE Directive). The RoHS Directive restricts the use of a number of substances, including lead. The WEEE Directive directs members of the European Union to enact laws, regulations, and administrative provisions to ensure that producers of electric and electronic equipment are financially responsible for the collection, recycling, treatment and environmentally responsible disposal of certain products sold into the. In addition, similar environmental legislation has been or may be enacted in other jurisdictions, including the U.S. (under federal and state laws) and other countries, the cumulative impact of which could be significant.
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
Our future success depends upon our proprietary technology. Our protective measures, including patents, trademarks, copyrights, trade secret protection, and internet identity registrations, may prove inadequate to protect our proprietary rights and market advantage. The right to stop others from misusing our trademarks and service marks in commerce depends to some extent on our ability to show evidence of enforcement of our rights against such misuse in commerce. Our efforts to stop improper use, if insufficient, may lead to loss of trademark and service mark rights, brand loyalty and notoriety among our customers and prospective customers. The scope of any patent to which we have or may obtain rights may not prevent others from developing and selling competing products. The validity and breadth of claims covered in technology patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, lengthy and expensive. In addition, our patents may be held invalid upon challenge, or others may claim rights in or ownership of our patents.
We have a judgment of patent infringement against Stinger Systems as to our U.S. patent 6,999,295, claims 2 and 40. The validity of claims 2 and 40 of U.S. patent 6,999,295 is being re-examined by the USPTO in an ex parte proceeding. The outcome of this proceeding cannot be predicted. Stinger Systems has sold its business to Karbon Arms. Delays in obtaining the product of Karbon Arms for infringement analysis may delay our ability to stop unlawful competition.

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
Our U.S. patents protect us from imported infringing products coming into the U.S. from abroad. Applications for patents in a few foreign countries have been made; however, these may be inadequate to protect markets for our products in other foreign countries. Each foreign patent is examined and granted according to the law of the country where it was filed independent of whether a U.S. patent on similar technology was granted. A patent in a foreign country may be subject to cancellation if the claimed invention is not worked in that country. Meeting the requirements of working the invention differs by country and ranges from sales in the country to manufacturing in the country. U.S. export law or the laws of some foreign countries may prohibit us from satisfying the requirements for working the invention, creating a risk that some of our foreign patents may become unenforceable.
Our efforts to avoid the patent, trademark, and copyright rights of others may not provide notice to us of potential infringements in time to avoid investing in product development and promotion that must later be abandoned if suitable license terms cannot be reached.
There is no guarantee that our use of conventional technology searching and brand clearance searching will identify all potential rights holders. Rights holders may demand payment for past infringements and/or force us to accept costly license terms or discontinue use of protected technology and/or works of authorship that may include, for example, photos, videos, and software. Our current research and development focus on developing software-based products increases this risk.
Government regulations applied to our products may affect our markets for these products.
We rely on the opinions of The Bureau of Alcohol Tobacco and Firearms, including the determination that a device that has projectiles propelled by the release of compressed gas in place of the expanding gases from ignited gunpowder, are not classified as firearms. Changes in statutes, regulations, and interpretation outside of our control may result in our products being classified or reclassified as firearms. Our private citizen market could be substantially reduced if consumers are required to obtain a registration to own a firearm prior to purchasing our products.
Defects in our products could reduce demand for our products and result in a loss of sales, delay in market acceptance and injury to our reputation.
Complex components and assemblies used in our products may contain undetected defects that are subsequently discovered at any point in the life of the product. Defects in our products may result in a loss of sales, delay in market acceptance, injury to our reputation and increased warranty costs which could have a material adverse effect on profitability and financial condition
We face risks associated with rapid technological change and new competing products.
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
Single or sole-source components used in the manufacture of our products may become unavailable or discontinued. Delays caused by industry allocations or obsolescence may take weeks or months to resolve. In some cases, parts obsolescence may require a product re-design to ensure quality replacement components. These delays could cause significant delays in manufacturing and loss of sales, leading to adverse effects significantly impacting our financial condition or results of operations.
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
A significant number of our raw materials are comprised of petroleum-based products, or incur some form of landed cost associated with transporting the raw materials or components to our facility. A significant rise in oil prices could adversely impact our ability to sustain current gross margins, by increasing component pricing.
Catastrophic events may disrupt our business.
A disruption or failure of our systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services, or performing other mission-critical functions. Our software-related research and development and primary EVIDENCE.COM data center are located in Southern California, located near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results.
Security vulnerabilities in our EVIDENCE.COM service could lead to reduced revenues or to liability claims.
Maintaining the security of our EVIDENCE.COM computer equipment, networks, and the evidentiary data stored and managed on them is a critical issue for us and our customers. Hackers may develop and deploy viruses, worms, and other malicious software programs that attack or gain access to our networks and data centers. We devote significant resources to engineer secure products and ensure security vulnerabilities are mitigated. Despite these efforts, any actual or perceived security vulnerabilities in our service could lead some customers to seek to cancel service, to reduce or delay future purchases, or to use competing products. In addition, if third parties gain access to our networks or data centers they could attempt to obtain, tamper with, or destroy evidentiary data related to ongoing criminal or other legal investigations. Any actual or perceived vulnerabilities in these circumstances may lead to claims against us.
We may experience outages and disruptions of our EVIDENCE.COM service if we fail to maintain an adequate operations infrastructure.
We anticipate increasing user traffic related to the introduction of EVIDENCE.COM. The complexity of this SaaS product will demand significant computing power. We have spent and expect to continue to spend substantial amounts to purchase or lease data centers and equipment and to upgrade our technology and network infrastructure to handle an anticipated increase in traffic. This expansion is expensive, complex, and could result in inefficiencies or operational failures, which could diminish the quality of our products, services, and user experience, resulting in damage to our reputation and loss of current and potential users, subscribers, and advertisers, harming our operating results and financial condition.

Our revenues and operating results may fluctuate unexpectedly from quarter to quarter, which may cause our stock price to decline.
Our revenues and operating results have varied significantly in the past and may vary significantly in the future due to various factors, including, but not limited to:
•	budgetary cycles of municipal, state and federal law enforcement and corrections agencies

•	market acceptance of our products and services

•	the timing of large domestic and international orders

•	the outcome of any existing or future litigation

•	adverse publicity surrounding our products, the safety of our products, or the use of our products

•	changes in our sales mix

•	new product introduction costs

•	increased raw material expenses

•	changes in our operating expenses

•	regulatory changes that may affect the marketability of our products
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
We maintain all of our cash, cash equivalent and short-term investment balances, some of which are not insured, at two depository institutions.
We maintain the majority of our cash and cash equivalent accounts at two depository institutions. As of December 31, 2010, our aggregate balances in such accounts were $42.7 million. Of such amount, $250,000 was covered by Federal Deposit Insurance Corporation (FDIC) insurance, while the remaining amounts were not insured as of the end of fiscal 2010.
We could suffer losses with respect to the uninsured balances if the depositary institutions failed and the institution’s assets were insufficient to cover its deposits and/or the Federal government did not take actions to support deposits in excess of existing FDIC insurance limits. Any such losses could have a material adverse effect on our liquidity, financial condition and results of operations.
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
Our corporate headquarters and manufacturing facilities are based in a 100,000 square foot facility in Scottsdale, Arizona, which we own. We also lease premises in Carpenteria, California, the Washington D.C. area and Frankfurt, Germany. We believe our existing facilities are well maintained and in good operating condition. We also believe we have adequate manufacturing capacity for our existing product lines for the foreseeable future. To the extent that we introduce new products in the future, we will likely need to acquire additional facilities to locate the associated production lines. However, we believe we can acquire or lease such facilities on reasonable terms. The Company continues to make investments in capital equipment as needed to meet anticipated demand for its products.

Item 3.	Legal Proceedings
See discussion of litigation in Note 7(c) to the consolidated financial statements included in Part II, Item 8 of this annual report.

Item 4.	Removed and Reserved
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is quoted under the symbol “TASR” on The NASDAQ Global Select Market. The closing price of our common stock on March 10, 2011 was $4.09 per share.
The following table sets forth the high and low sales prices per share for our common stock as reported by NASDAQ for each quarter of the last two fiscal years.
Common Stock “TASR”

Fiscal Quarters Ended	High	Low
March 31, 2009	$5.88	$3.11
June 30, 2009	$5.43	$4.04
September 30, 2009	$5.70	$4.16
December 31, 2009	$4.77	$3.94
March 31, 2010	$7.88	$4.41
June 30, 2010	$5.97	$3.79
September 30, 2010	$4.62	$3.52
December 31, 2010	$5.10	$3.61
Holders
As of March 10, 2011, there were approximately 349 holders of record of our common stock.
Dividends
To date, we have not declared or paid cash dividends on our common stock. We do not intend to pay cash dividends in the foreseeable future and our revolving line of credit prohibits the payment of cash dividends.

Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock in 2010. For more information about our stock repurchase program, announced in March 2011, refer to Note 14 in Part II, Item 8 of this Annual Report. For information about a stock option exchange program that we completed in December 2010, refer to Note 10 (d) in Part II, Item 8 of this Annual Report.
Recent Sales of Unregistered Securities
No unregistered securities were sold by us in 2010.
Stock Performance Graph
The following stock performance graph compares the performance of our common stock to the NASDAQ Stock Market (U.S.) and the Russell 3000 Index. The graph covers the period from December 31, 2005 to December 31, 2010. The graph assumes that the value of the investment in our stock and in each index was $100 at December 31, 2005 and that all dividends were reinvested. We do not pay dividends on our common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TASER International, Inc., The NASDAQ Composite Index
And The Russell 3000 Index

*	$100 invested on 12/31/05 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31:

	2005	2006	2007	2008	2009	2010

TASER International, In	100.00	109.34	206.75	75.86	62.93	67.53
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
Russell 3000	100.00	115.71	121.66	76.27	97.89	114.46

Item 6.	Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statement of operations data for the years ended December 31, 2010, 2009 and 2008 and the balance sheet data as of December 31, 2010 and 2009 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included herein. The statement of operations data for the years ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007 and 2006 is derived from audited consolidated financial statements and the notes thereto which are not included in this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data

Net sales	$86,930,019	$104,251,560	$92,845,490	$100,727,191	$67,717,851
Gross margin	45,366,875	63,402,409	57,004,227	57,559,819	43,179,061
Sales, general and administrative expenses	39,094,625	43,479,232	38,860,729	32,814,170	29,680,764
Research and development expenses	11,411,889	20,002,351	12,918,161	4,421,596	2,704,521

Shareholder litigation settlement expense (a)	—	—	—	—	17,650,000
Income (loss) from operations	(5,139,639)	(79,174)	5,225,337	20,324,053	(6,856,224)
Net income (loss)	(4,384,435)	(1,106)	3,637,041	15,026,476	(4,087,679)
Income (loss) per common and common equivalent shares
Basic	$(0.07)	$(0.00)	$0.06	$0.24	$(0.07)
Diluted	$(0.07)	$(0.00)	$0.06	$0.23	$(0.07)
Weighted average number of common and common equivalent shares outstanding
Basic	62,524,446	61,920,094	62,371,004	62,621,174	61,984,240
Diluted	62,524,446	61,920,094	64,070,869	65,685,667	61,984,240

	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data
Working capital	$70,378,201	$72,100,393	$80,642,516	$83,953,166	$37,813,576
Total assets	136,186,935	138,425,917	130,015,506	137,763,401	119,837,689
Total current liabilities	11,947,994	13,784,853	10,956,199	12,473,616	18,302,688
Total long term debt and capital leases	—	—	—	11,695	230,973
Total stockholders equity	$117,564,241	$117,701,196	$112,526,262	$120,636,750	$99,328,539

a)	In 2006, we reached an agreement to settle our securities class action and shareholder derivative lawsuits.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in seven sections:
•	Executive Overview and Key Strategic Initiatives
•	2010 Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Contractual Obligations
•	Off Balance Sheet Arrangements
•	Critical Accounting Estimates
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
Executive Overview and Key Strategic Initiatives
Our core mission is to protect life, prevent conflict and resolve disputes through technologies that make communities safer. We are a market leader in the development and manufacture of advanced electronic control devices (ECDs) designed for use in the law enforcement, military, corrections, private security and personal defense markets.
Our mission to protect life has also been extended to prevent conflict and resolve disputes. We have learned that bringing a subject into custody is not the end of the challenge for law enforcement. In fact, it is typically just the beginning since a significant number of incidents that start as a physical conflict transition into a legal conflict. Whether it’s prosecuting and convicting the individual arrested, or responding to excessive use of force allegations, the post-incident legal process is a considerable part of the challenge law enforcement faces on a continual basis and can often take years and millions of litigation dollars to resolve in the courtroom. To help law enforcement address this challenge, we have developed a fully integrated hardware and software solution that will provide our law enforcement customers the capabilities to capture, store, manage, share and analyze video and other digital evidence. Finally, the optimum situation is to have prevented the conflict from ever escalating. TASER ECDs and AXON on-officer video have a measured and positive effect on better suspect and officer behavior, as well as achieving compliance without escalation of force.
TASER solutions deliver significant results to our customers and to communities in which they are deployed. With over 275 independent studies confirming the safety of TASER ECDs relative to other force options, TASER ECDs have proven a safer alternative to other uses of force in situations of conflict. Further, most reporting agencies demonstrate overall decreases in use of force, and decreases in suspect and officer injuries resulting from conflict. Reducing uses of force and gaining compliance by use of a TASER ECD has provided significant reductions in worker’s compensation expenses and claims for excessive use of force for agencies, cities and taxpayers.
Technological innovation is the foundation for our long-term growth and we intend to maintain our commitment to the research and development of our technology for both new and existing products that further our mission. At the same time we have established industry leading training services to provide our users a comprehensive overview of legal and policy issues, medical information and risk mitigation relating to our ECDs and the use of force. We have built a network of distribution channels for selling and marketing our products and services to law enforcement agencies, primarily in North America, with ongoing focus and effort placed on expanding these programs in international, military and other markets. Over 16,000 law enforcement agencies in over 40 countries have made initial purchases of our TASER brand devices for testing or deployment. To date, we do not know of any significant sales of any competing ECD products.

Our key strategies include:
•
Increase market penetration in both the United States and international law enforcement markets. We believe that a large portion of these markets that do not currently use our products continue to present an opportunity for future growth, particularly with respect to international law enforcement agencies where there remains a significant opportunity for more widespread adoption. In recent years we have seen international markets become increasingly significant and we seek to maintain that trend as we demonstrate the benefits of large-scale adoptions of our ECDs, using countries such as the U.K and Australia as benchmarks of successful programs. Given the sales cycle to break into a new international market can be as long as 18 — 24 months, it is important that we continue to develop our pipeline in terms of both the number and size of opportunities.

•
Focus on the significant opportunity of re-selling into our existing large installed base of law enforcement customers. TASER ECDs are sophisticated electronic devices that are regularly subjected to the harsh environment of law enforcement, security and the military. We design and manufacture our ECDs to be as robust as we can make them. However, these electronic systems are dropped, jarred about on an officer’s belt, used in violent confrontations, and exposed to extreme heat, cold, rain and dust — all of which can contribute to general wear and tear on the high voltage component. Taking into account all of the factors and based on our years of field experience, we recommend that the general useful life of a TASER handheld ECD is 5 years. With many early adopters still utilizing ECDs purchased in 2003, 2004 and 2005, we believe there exists a significant number of our customers that recognize they need to consider either a model upgrade from the Advanced TASER to the X26 or X3, or purchasing replacement ECDs to refresh the aging profile of the TASER ECD handles they have in field use.

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

•
Focus on increasing sales of AXON and EVIDENCE.COM. We completed a number of field trials of the AXON and EVIDENCE.COM throughout 2010 and began to make some initial sales. We anticipate an increasing volume of similar trial programs in 2011 and believe these trial programs are the best way for our customers to see the powerful capabilities, benefits and compelling value proposition of this technology for themselves, and will help to achieve more revenue for these products in 2011.

•
Continued investment in development of innovative new products, which both complement and add to our existing platforms. We anticipate our research and development efforts in 2011 will primarily be focused on the next generation of ECD hardware, and we are continuing to devote resources to refine and improve both AXON and EVIDENCE.COM with new and enhanced features.

•	Operational excellence — leverage existing cost structure and human capital to move the Company towards the next phase of revenue growth and enhanced profitability.
•
Continued application for patents and intellectual property rights, both in the U.S and internationally, to protect key technology in our products and further attempt to protect our competitive position.

•
Continued aggressive litigation defense to protect our brand equity. We have assembled a team of world class medical experts and hired additional internal legal resources to provide an efficient means of defending the Company against product liability claims. We view a continued record of successful litigation defense as a key factor for our long-term growth and success.

2010 Overview
As with the broader economy, 2010 proved to be a challenging year for us and our customers. Much of the domestic stimulus spending available in 2009 was substantially exhausted by 2010 and our core law enforcement customers faced significant economic constraints with imposed budget cuts requiring force reductions. In a declining revenue environment, we focused on becoming a more efficient and effective enterprise by making changes to streamline our cost structure. We believe we can sustain our more efficient cost structure to conserve resources and establish a platform to provide leverage that returns us to profitability on future sales growth as the economy continues to recover. These initiatives delivered a 10% reduction in SG&A costs, and a 43% reduction in R&D in 2010, which also decreased as we completed a significant investment period in 2008 and 2009 to develop AXON, EVIDENCE.COM and other products. Management believes that its ability to achieve a balance between growing our core business and building the foundations for future growth is the key to increasing long-term shareholder value. Our 2010 performance and the long-term initiatives we have put in place reflect our continuing commitment to achieving this balance.

Results of Operations
The following table presents data from our statements of operations as well as the percentage relationship to total net revenues of items included in our statements of operations (dollars in thousands):

	Year ended December 31,
	2010		2009		2008
Net sales	$86,930	100%	$104,252	100%	$92,845	100%
Cost of products sold	41,563	48%	40,850	39%	35,841	39%

Gross margin	45,367	52%	63,402	61%	57,004	61%

Sales, general and administrative expenses	39,095	45%	43,479	42%	38,861	42%
Research and development expenses	11,412	13%	20,002	19%	12,918	14%

Income (loss) from operations	(5,140)	-6%	(79)	*	5,225	6%
Interest and other income, net	26	*	170	*	1,718	2%

Income (loss) before income taxes	(5,114)	-6%	91	*	6,943	7%
Provision (benefit) for income taxes	(729)	-1%	92	*	3,306	4%

Net income (loss)	$(4,384)	-5%	$(1)	*	$3,637	4%

*	less than 1%
Net Sales
For the years ended December 31, 2010, 2009 and 2008, sales by product line and by geography were as follows (dollars in thousands):

	2010		2009		2008
Sales by Product Line
TASER X26	$41,290	47%	$53,996	52%	$51,733	56%
TASER C2	3,779	4%	4,929	5%	6,127	7%
TASER Cam	4,026	5%	3,087	3%	3,304	4%
ADVANCED TASER M26 & M18	2,686	3%	3,693	4%	3,422	4%
Single Cartridges	21,979	25%	27,908	27%	20,526	22%
TASER X3	2,305	3%	746	*	—	—
TASER XREP	1,306	2%	549	*	—	—
AXON/Evidence.com	307	*	—		—	—
Shockwave	64	*	51	*	—	—
Other	9,188	11%	9,293	9%	7,733	8%

Total	$86,930	100%	$104,252	100%	$92,845	100%

* less than 1%

		2010		2009		2008
Sales by Geographic Area
United States		79%		78%		82%
Other Countries		21%		22%		18%

Total		100%		100%		100%

Net sales for the year ended December 31, 2010 were $86.9 million, a decrease of $17.3 million, or 17%, compared to $104.3 million in 2009. The decrease in 2010 was primarily volume driven with fewer individually significant international and Federal orders in 2010 as sales in 2009 included follow-on orders to larger customers in these market segments. Domestic law enforcement sales also declined over the prior year as agencies continue to operate with budget constraints in prevailing adverse economic conditions and did not have the level of stimulus funds that were available in 2009. This resulted in reduced sales of the TASER X26 product line which decreased by $12.7 million, or 24%, to $41.3 million in 2010 compared to $54.0 million in 2009. Single cartridge sales also decreased by $6.0 million, or 21% to $22.0 million in 2010 compared to $27.9 million in 2009. Sales of our TASER C2 consumer product also declined by $1.2 million, or 23%, due to the negative impact of the economic downturn on consumer spending. Offsetting these decreases, TASER CAM sales increased $0.9 million driven by a large international order in the first quarter of 2010. Sales of new products, including AXON, EVIDENCE.COM, XREP, X3 and Shockwave, also contributed $4.2 million in sales in 2010. Other sales, which include training, extended warranty, out of warranty repair revenues and government grant revenues decreased $0.1 million over the prior year.

Net sales increased $11.4 million, or 12%, to $104.3 million in 2009 compared to $92.8 million in 2008. The growth in 2009 was primarily driven by significant international shipments during the year and sales to federal law enforcement / military customers. The growth in international and Federal business in 2009 offset a decline in domestic sales, which reflected lower municipal spending in the U.S. as agencies reassigned budget dollars due to economic constraints. This resulted in higher sales of the TASER X26 product line which increased $2.3 million, or 4%, to $54.0 million in 2009 compared to $51.7 million in 2008, and a $7.4 million, or 36%, increase in single cartridge sales which grew to $27.9 million in 2009 compared to $20.5 million in 2008. Sales of the ADVANCED TASER increased by $0.3 million, while the introduction of three new product lines, TASER X3, TASER XREP and Shockwave contributed $1.3 million in 2009. Offsetting these increases, sales of the TASER C2 consumer product declined $1.2 million, attributable to the adverse impact of the economic downturn on consumer spending. The increase in other sales is primarily driven by growth in extended warranty revenues, out of warranty repairs and the elimination of distributor discounts during 2008. Other sales also include government grants, training and shipping revenues.
International sales for 2010 and 2009 represented approximately $18.3 million, or 21% of total net sales, and $22.7 million or 22% of total net sales, respectively. International sales represented approximately $17.0 million or 18% of total net sales in 2008. While international sales declined in 2010, we remain focused on continuing to expand our customer base in countries outside the United States.
Cost of Products Sold
Cost of products sold increased by $0.8 million, or 2%, to $41.6 million in 2010 compared to $40.8 million in 2009. As a percentage of net sales, cost of products sold increased to 48% in 2010 compared to 39% in 2009. The increase in cost of products sold as a percentage of net sales in 2010 compared to 2009 was driven by a combination of factors. Approximately $3.2 million, representing a 4% increase in costs as a percentage of sales, of EVIDENCE.com data center operating and software maintenance costs are included in cost of product sold in 2010 following the commercial availability of the service, whereas such costs were included in research and development expenses in 2009 while we were in the development phase. Direct manufacturing costs increased as a percentage of net sales due to a less favorable product and market segment sales mix, attributable to a reduction in sales of our higher margin X26 product and lower international sales. This was combined with lower initial margins on the AXON, XREP and X3 product lines, an increase in value engineering related rework costs and increases in packaging material costs. Direct labor also increased as a percentage of sales due to the overall higher cost of using temporary labor in 2010, partially offset by efficiencies gained from cartridge automation equipment, while leverage on relatively fixed indirect manufacturing expenses has been reduced as sales decreased 17% compared to the prior year. In addition to reduced leverage, the total pool of indirect manufacturing expenses increased in 2010 compared to the prior year due to a $2.4 million increase in depreciation expense for our automated cartridge and new product production equipment, approximately $1.1 million in inventory write-off charges related to parts made obsolete from the move to automated cartridge production and some employee severance charges.
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
Gross Margin
Gross margin decreased $18.0 million, or 28%, to $45.4 million in 2010 compared to $63.4 million in 2009. As a percentage of net sales, gross margins decreased to 52% in 2010 compared to 61% in 2009. The decline in gross margin as a percentage of net sales in 2010 reflects a decrease in leverage due to lower sales levels as well as the other factors noted above under the discussion of cost of products sold.
Gross margin increased $6.4 million, or 11%, to $63.4 million in 2009 compared to $57.0 million in 2008. As a percentage of net sales, gross margin remained flat at 61% for both 2009 and 2008.

Sales, General and Administrative Expenses
For the years ended December 31, 2010, 2009 and 2008, sales, general and administrative expenses were comprised as follows (dollars in thousands):

	Year Ended December 31,				Year Ended December 31,
			$	%			$	%
	2010	2009	Change	Change	2009	2008	Change	Change

Salaries, benefits and bonus	$10,586	$11,335	$(749)	-7%	$11,335	$9,349	$1,986	21%
Stock based compensation	2,728	3,219	(491)	-15%	3,219	1,552	1,667	107%
Legal, professional and accounting	5,187	6,081	(894)	-15%	6,081	5,899	182	3%
Sales and Marketing	4,152	5,356	(1,204)	-22%	5,356	5,071	285	6%
Consulting and lobbying services	2,872	3,863	(991)	-26%	3,863	3,478	385	11%
Travel and meals	2,956	3,308	(352)	-11%	3,308	3,739	(431)	-12%
Depreciation and amortization	2,023	1,896	127	7%	1,896	1,635	261	16%
D&O and liability insurance	1,613	1,812	(199)	-11%	1,812	2,191	(379)	-17%
Other	6,978	6,609	369	6%	6,609	5,947	662	11%

Total	$39,095	$43,479	$(4,384)	-10%	$43,479	$38,861	$4,618	12%

Sales, general and administrative as percentage of net sales	45%	42%			42%	42%
Sales, general and administrative expenses were $39.1 million and $43.5 million in 2010 and 2009, respectively, a decrease of $4.4 million, or 10%. As a percentage of total net sales, sales, general and administrative expenses increased to 45% in 2010 compared to 42% in 2009, a function of reduced leverage resulting from a 17% decrease in sales. The dollar decrease in 2010 over the same period in 2009 is attributable to a number of cost control measures undertaken during the year which resulted in a $1.0 million decrease in consulting and lobbying primarily related to strategic marketing and IT efforts incurred in the prior year; a $0.9 million decrease in legal, professional and accounting fees driven by the timing of outstanding litigation in progress and efforts to efficiently manage outside legal costs; and general reductions in discretionary spending in sales and marketing, including advertising and tradeshows, and travel as we have increased our focus on controlling costs. Salaries, benefits and bonus were also decreased due to the impact of headcount reductions. These decreases in SG&A expense were partially offset by a charge of approximately $1.0 million relating to a litigation settlement for an officer injury during arrest claim, included in other expense, and $0.5 million of employee severance costs, included in salaries, benefits and bonuses, as we took measures to reduce our salaried headcount and fixed cost infrastructure. Other expense in 2009 included a $0.4 million settlement payment paid to a former board member as described in Note 11 under the heading “Settlement Agreement”.
Sales, general and administrative expenses were $43.5 million and $38.9 million in 2009 and 2008, respectively, an increase of $4.6 million, or 12%. As a percentage of total net sales, sales, general and administrative expenses remained flat at 42% for both 2009 and 2008. The dollar increase during 2009 over the same period in 2008 is attributable to a $2.0 million growth in salaries, benefits and bonus; related to an increase in personnel to support the expansion of our business infrastructure as we introduce new products and enter new markets. Stock-based compensation expense also increased $1.7 million related to a full year’s expense for some large stock option grants during the third and fourth quarters of 2008 as well as new employee stock options grants in 2009. Consulting and lobbying services increased $0.4 million primarily related to strategic selling and marketing, advertising and IT process improvement related efforts while legal, professional and accounting fees remained flat as lower legal fees, driven by the timing of outstanding ligation in progress, were offset by higher accounting fees. Sales and marketing expenses also increased by a net amount of $0.3 million as increases in our tradeshow costs and our selling costs in support of new product introductions were partially offset by a $1.3 million decrease in general media advertising spend primarily due to $0.6 million of infomercial production costs expensed in the first quarter of 2008 as well as reduced emphasis placed on consumer marketing programs. The $0.7 million increase in other costs was primarily driven by a $0.4 million settlement expense paid to a Board member in 2009 as well as increased computer licensing and maintenance costs.

Research and Development Expenses
Research and development expenses decreased $8.6 million, or 43%, to $11.4 million in 2010 compared to $20.0 in 2009. The net decrease is a combination of a $4.9 million reduction in indirect supplies and tooling attributable to the intensive hardware development for X3 and AXON conducted in 2009, which were needed in order to expedite development for product demonstrations at the TASER Conference and the International Association of Chiefs of Police (“IACP”) trade shows. Approximately $3.2 million of EVIDENCE.COM data center and software maintenance related costs, including salary related costs, consulting, equipment leasing, rent and other overheads, were included in cost of products sold in 2010 following the commercial availability of the platform. These costs were included in research and development in the prior year while the platform was in the development phase. Salary and stock-based compensation expense have also generally been reduced following some headcount reductions and cancellation and forfeiture of performance-related stock options, while consulting and travel expenses have decreased in line with cost containment efforts. Partially offsetting these reductions, capitalized internal salary and consulting costs for EVIDENCE.com development decreased by $1.0 million from $2.3 million in 2009 to $1.3 million in 2010 following the go-live of the service in 2010.
Research and development expenses increased $7.1 million, or 55%, to $20.0 million in 2009 compared to $12.9 million in 2008. The increase is driven by a $3.6 million increase in salary and benefits as we expanded our research and development headcount to support new product development, including a dedicated SaaS development team. Stock-based compensation expenses increased $0.8 million for stock options granted in the second half of 2008 and in 2009. Indirect supplies and tooling costs increased $2.9 million primarily associated with the development of the TASER X3, AXON and EVIDENCE.com. In particular, during the third quarter of 2009, we expedited the build of AXON and X3 prototype display units for the TASER Tactical Conference and the IACP conference. These increases are offset by the capitalization of $2.3 million of internal salary and external consulting costs specifically related to the development of EVIDENCE.com in 2009.
Interest and Other Income, Net
Interest and other income in both 2010 and 2009 were minimal due to the significant reduction in available investment yields on our cash and investments.
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
Provision for Income Taxes
The provision for income taxes decreased by $0.8 million to a benefit of $0.7 million in 2010 compared to a provision of $0.1 million in 2009. The effective income tax rate for 2010 was 14.3% compared to 101% in 2009. The 2010 income tax rate is below the statutory rate primarily due to the impact of non-deductible expenses for items such as ISO stock option expense, meals and entertainment, and lobbying fees, which make our net loss for tax purposes significantly lower than our book pre-tax loss. Additionally, we recorded in 2010 a tax provision amount related to a 2009 tax return to provision adjustment, primarily driven by lower than expected research and development tax credits, which also reduced the net tax benefit and therefore the effective tax rate.
The provision for income taxes decreased by $3.2 million to $0.1 million in 2009 compared to $3.3 million in 2008. The effective income tax rate for 2009 was 101% compared to 48% for 2008. The 2009 effective tax rate is driven by the impact of non-deductible expenses for items such as ISO stock option expense, meals and entertainment and lobbying expenses, making the income for tax purposes higher than book pre-tax income which was close to break even for 2009.
Net Income (Loss)
The net loss increased to $4.4 million in 2010 compared to a net loss of $0.001 million in 2009. Net loss per basic and diluted share was $0.07 in 2010 compared to $0.00 loss per basic and diluted in 2009.
Net income decreased by $3.6 million to break even (net loss of $0.001 million) in 2009 compared to net income of $3.6 million in 2008. Loss per basic and diluted share rounds to $0.00 for 2009 compared to income per basic and diluted share of $0.06 in 2008.

Liquidity and Capital Resources
Summary
As of December 31, 2010, we had $42.7 million in cash and cash equivalents, a decrease of $2.8 million from the end of 2009 which is a function of investments in property and equipment and capitalized software development, partially offset by cash generated from operations and funds received from stock option exercise activity. Our overall net working capital decreased $1.7 million to $70.4 million at December 31, 2010 compared to $72.1 million at December 31, 2009.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years ($ in thousands):

	Year ended December 31,
	2010	2009	2008
Total cash provided by (used in):

Operating activities	$732	$10,117	$8,118
Investing activities	(4,472)	(11,679)	8,117
Financing activities	929	187	(12,156)

(Decrease) increase in cash and cash equivalents	$(2,811)	$(1,375)	$4,079

Operating Activities
Net cash provided by operating activities was $0.7 million in 2010, compared with $10.1 million in 2009 and $8.1 million in 2008.
Net cash provided by operating activities in 2010 of $0.7 million was primarily driven by our net loss for the period of $4.4 million adjusted for the add-back of non-cash expenses, including stock-based compensation expense of $3.7 million and depreciation and amortization expense of $7.3 million partially offset by a net reduction in working capital balances. Changes in working capital include a $3.2 million reduction in accounts payable and accrued liabilities due to a reduction in spending; timing of period end check runs and a vendor payment of $1.2 million for the final installment on the cartridge automation equipment; a $4.0 million increase in inventory attributable to our build up of ECD finished goods for future orders as well as raw materials acquired for production of new products; and a $1.7 million increase in prepaid and other assets from the funding of our annual liability insurance premiums, an increase in training and evaluation equipment assets, and an increase in our income taxes receivable position at December 31, 2010. These net uses of cash were partially offset by a $1.8 million reduction in accounts receivable due to timing of collections and lower fourth quarter sales levels.
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
Investing Activities
We used $4.5 million for investing activities in 2010, comprised principally of $2.2 million for capitalized software development costs related to EVIDENCE.COM and our Protector technology platform and $1.8 million for the acquisition of various production and computer equipment. We also invested approximately $0.5 million in our intangible assets, principally new patent applications.

We used $11.7 million for investing activities in 2009 comprised of $13.7 million in acquisitions of property and equipment related to new automated cartridge production equipment, production equipment for new product lines, computer equipment to establish the first EVIDENCE.COM data center and capitalized software development costs. In addition, we invested $0.5 million in intangible assets, primarily consisting of patent applications. These net uses were partially offset by $2.5 million in net proceeds from short-term investments.
Financing activities
During 2010 and 2009, net cash provided by financing activities was $0.9 million and $0.2 million, respectively, primarily attributable to proceeds from stock options exercised.
Liquidity
Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. We believe funds generated from our expected results of operation as well as available cash and cash equivalents will be sufficient to finance our operations and strategic initiatives for 2011. We don’t expect our investment in capital expenditures in 2011 to be significant or higher than 2010 levels. In March 2011, we announced a stock repurchase program to acquire up to $12.5 million of our outstanding common stock. Subject to market and operating conditions, we expect to complete the stock repurchase in 2011 using cash generated from operations. In addition, our revolving credit facility, which we renewed through June 30, 2011, and expect to renew on similar terms upon maturity, is available for additional working capital needs or investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.
Capital Resources
We have a revolving line of credit with a domestic bank with a total availability of $10.0 million. The line is secured by substantially all of our assets, other than intellectual property, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on June 30, 2011, and requires monthly payments of interest only. At December 31, 2010, there were no borrowings under the line and $4.4 million was available based on the defined borrowing base, which is calculated based on our eligible accounts receivable and inventory. Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of a minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed coverage charge ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At December 31, 2010, the Company’s tangible net worth ratio was 0.16:1 and its fixed charge coverage ratio was 2.33:1. Accordingly, the Company was in compliance with those covenants.
Based on our strong balance sheet and the fact that we had no outstanding debt at December 31, 2010, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. Capital markets in the United States and throughout the world, while showing signs of recovery, continue to be under stress. Reflecting this situation, many lenders and capital providers have reduced, and in some cases ceased to provide, debt funding to borrowers. The resulting lack of available credit could materially and adversely affect our ability to obtain additional or alternative financing should the need arise for us to access the debt markets.

Contractual Obligations
The following table outlines our future contractual financial obligations by period in which payment is expected, as of December 31, 2010 (dollars in thousands):

		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years

Non-cancelable operating leases	$2,935	$1,224	$1,711	$—	$—
Automation equipment	214	112	102	—	—

Total contractual cash obligations	$3,149	$1,336	$1,813	$—	$—

We are subject to U.S. federal income tax as well as income taxes imposed by several states and foreign jurisdictions. As of December 31, 2010, we had $2.3 million of gross unrecognized tax benefits related to uncertain tax positions. The settlement period for our long-term income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next 12 months.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements as of December 31, 2010.
Critical Accounting Estimates
We have identified the following accounting estimates as critical to our business operations and the understanding of our results of operations. The preparation of this annual report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. While we don’t believe that a change in these estimates is reasonably likely, there can be no assurance that our actual results will not differ from these estimates. The effect of these policies on our business operations is discussed below.
Standard Product Warranty Reserves
We warrant our law enforcement ECDs from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective TASER unit for a fee. The TASER AXON Tactical Computer, Com hub user interface, Synapse Evidence Transfer Manager (ETM), Headcam, and C2 ECD product is warranted for a period of 90 days after purchase. We track historical data related to returns and warranty costs on a quarterly basis, and estimate future warranty claims based upon our historical experience. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of December 31, 2010, our reserve for warranty returns was $646,000 compared to a $369,000 reserve at December 31, 2009. Our reserve for warranty returns has increased in 2010, driven by reserves for new product sales as well as some specifically identified warranty replacement requirements. In the event that product returns under warranty differ from our estimates, changes to warranty reserves might become necessary.
Inventory
Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (FIFO) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management judgments of what constitutes normal capacity of our production facilities, and a determination of what costs are considered to be abnormal fixed production costs which are expensed as current-period charges. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory decreased to $351,000 at December 31, 2010, compared to $474,000 at December 31, 2009. The decrease was driven by the write off of some parts resulting from the introduction of the cartridge automation equipment. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves might become necessary.

Accounts Receivable
Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. This allowance represents our best estimate and is based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. Our allowance for doubtful accounts was $200,000 at December 31, 2010 and December 31, 2009. In the event that actual uncollectible amounts differ from these estimates, changes in allowances for doubtful accounts might become necessary.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $5.9 million in tax credits for Federal, Arizona and California income tax purposes related to the 2003 through 2010 tax years, net of the federal benefit on the Arizona and California research and development tax credits. Management made the determination that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and recorded a liability for unrecognized tax benefits of $2.2 million as of December 31, 2010. Also included as part of the $2.3 million total liability for unrecognized tax benefits is a management estimate of $106,000 related to uncertain tax positions for certain state income tax liabilities. As of December 31, 2010, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $2.3 million be recognized, the Company’s effective tax rate would be favorably impacted. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting or tax laws in the United States or foreign jurisdictions, or changes in other facts or circumstances. In addition, we recognize liabilities for potential United States tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our consolidated financial statements.

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
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business, as well as the generation of sufficient future taxable income. During 2009, management determined that it was more likely than not that its net operating loss carryforwards for the state of Arizona, which would have expired in 2009, would be fully realized. Accordingly, the valuation allowance of $200,000 the Company carried against its deferred tax assets as of December 31, 2008, was reversed with the benefit recognized during 2009 as a reduction of the current-year effective tax rate. Management believes that, as of December 31, 2010, based on an evaluation and projections of future sales and profitability, no other valuation allowance was deemed necessary. However, such deferred tax assets could be reduced in the future if projections of future taxable income during the carryforward period are reduced.
Stock-Based Compensation
We estimate the fair value of our stock-based compensation by using the Black-Scholes-Merton option pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (forfeitures). We have granted a total of 925,800 performance-based stock options since 2008 the exercise of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future operating performance. These options are vested and compensation expense is recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Through December 31, 2010 management determined that 331,700 of these options were forfeited. Of the remaining 594,100 outstanding options, 269,220 options are exercisable and 324,880 are unvested. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in our statements of operations. Refer to Note 1q to our consolidated financial statements for further discussion of how we determined our valuation assumptions.
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
Interest Rate Risk
We invest in a limited number of financial instruments, which at December 31, 2010 consisted entirely of investments in money market accounts, denominated in United States dollars. At December 31, 2010, we did not hold any investments in fixed-rate interest-earning investments which would be subject to market value adjustments resulting from fluctuations in interest rates.
Additionally, we have access to a line of credit borrowing facility which bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. At December 31, 2010, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $4.4 million. We have not borrowed any funds under the line of credit since its inception, however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

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
The majority of our sales to international customers are transacted in United States dollars and therefore, are not subject to exchange rate fluctuations. However, the cost to our customers increases when the U.S. dollar strengthens against their local currency. In this difficult economy this risk of loss becomes a potential credit-risk for non-payment.

Item 8.	Financial Statements and Supplementary Data
TASER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
December 31,

	2010	2009
Assets

Current assets:
Cash and cash equivalents	$42,684,241	$45,505,049
Accounts receivable, net of allowance of $200,000 in 2010 and 2009, respectively	13,542,535	15,384,993
Inventory	17,815,405	15,085,750
Prepaid expenses and other assets	1,999,525	1,461,539
Deferred income tax assets, net	6,284,489	8,447,915

Total current assets	82,326,195	85,885,246

Property and equipment, net	35,905,765	38,673,065
Deferred income tax assets, net	13,919,753	10,997,093
Intangible assets	3,090,876	2,765,701
Other long-term assets	944,346	104,812

Total assets	$136,186,935	$138,425,917

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$4,550,789	$6,357,195
Accrued liabilities	3,759,800	4,252,577
Current portion of deferred revenue	3,265,260	2,819,155
Customer deposits	372,145	355,926

Total current liabilities	11,947,994	13,784,853

Deferred revenue, net of current portion	4,392,860	4,675,089
Liability for unrecognized tax benefits	2,281,840	2,264,779

Total liabilities	18,622,694	20,724,721

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized; no shares issued and outstanding at December 31, 2010 and 2009	—	—

Common stock, $0.00001 par value per share; 200 million shares authorized; 62,621,268 and 62,119,063 shares issued and outstanding at December 31, 2010 and 2009, respectively	647	642
Additional paid-in capital	97,122,085	92,839,165
Treasury stock, 2,091,600 shares at December 31, 2010 and 2009	(14,708,237)	(14,708,237)
Retained earnings	35,185,191	39,569,626
Accumulated other comprehensive loss	(35,445)	—

Total stockholders’ equity	117,564,241	117,701,196

Total liabilities and stockholders’ equity	$136,186,935	$138,425,917

The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31,

	2010	2009	2008

Net sales	$86,930,019	$104,251,560	$92,845,490
Cost of products sold	41,563,144	40,849,151	35,841,263

Gross margin	45,366,875	63,402,409	57,004,227

Sales, general and administrative expenses	39,094,625	43,479,232	38,860,729
Research and development expenses	11,411,889	20,002,351	12,918,161

Income (loss) from operations	(5,139,639)	(79,174)	5,225,337

Interest and other income, net	25,819	170,547	1,717,967

Income (loss) before provision for income taxes	(5,113,820)	91,373	6,943,304
Provision (benefit) for income taxes	(729,385)	92,479	3,306,263

Net income (loss)	$(4,384,435)	$(1,106)	$3,637,041

Income (loss) per common and common equivalent shares
Basic	$(0.07)	$(0.00)	$0.06
Diluted	$(0.07)	$(0.00)	$0.06

Weighted average number of common and common equivalent shares outstanding
Basic	62,524,446	61,920,094	62,371,004
Diluted	62,524,446	61,920,094	64,070,869
The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2010, 2009 and 2008

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity

Balance, December 31, 2007	63,263,903	$635	$86,911,381	300,000	$(2,208,957)	$—	$35,933,691	$120,636,750

Exercise of stock options	323,409	3	342,818	—	—	—	—	342,821
Deferred tax asset correction (see Note 9)	—	—	(2,014,955)	—	—	—	—	(2,014,955)
Stock-based compensation expense	—	—	2,423,885	—	—	—	—	2,423,885
Purchase of treasury stock	(1,791,600)	—	—	1,791,600	(12,499,280)	—	—	(12,499,280)
Net income	—	—	—	—	—	—	3,637,041	3,637,041

Balance, December 31, 2008	61,795,712	638	87,663,129	2,091,600	(14,708,237)	—	39,570,732	112,526,262

Exercise of stock options	323,351	4	155,540	—	—	—	—	155,544
Stock-based compensation expense	—	—	4,988,837	—	—	—	—	4,988,837
Tax benefit from stock options exercised	—	—	31,659	—	—	—	—	31,659
Net loss	—	—	—	—	—	—	(1,106)	(1,106)

Balance, December 31, 2009	62,119,063	642	92,839,165	2,091,600	(14,708,237)	—	39,569,626	117,701,196

Exercise of stock options	502,205	5	1,001,471	—	—	—	—	1,001,476
Stock-based compensation expense	—	—	3,682,675	—	—	—	—	3,682,675
Tax benefit from stock options exercised	—	—	52,147	—	—	—	—	52,147
Reversal of tax benefit from stock options forfeited	—	—	(329,143)	—	—	—	—	(329,143)
Stock option buyback	—	—	(124,230)	—	—	—	—	(124,230)
Net loss	—	—	—	—	—	—	(4,384,435)	(4,384,435)
Foreign currency translation adjustments	—	—	—	—	—	(35,445)	—	(35,445)

Balance, December 31, 2010	62,621,268	$647	$97,122,085	2,091,600	$(14,708,237)	$(35,445)	$35,185,191	$117,564,241

The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2010	2009	2008

Cash Flows from Operating Activities:
Net income (loss)	$(4,384,435)	$(1,106)	$3,637,041
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	7,286,915	3,634,412	2,637,773
Loss on disposal of assets	121,008	66,829	171,098
Provision for doubtful accounts	48,903	82,251	78,010
Provision for excess and obsolete inventory	1,278,284	821,983	640,655
Provision for warranty	843,268	92,278	368,521
Stock-based compensation expense	3,682,675	4,988,837	2,423,885
Deferred insurance settlement proceeds	—	—	(404,848)
Deferred income taxes	(1,088,377)	(1,188,157)	2,060,623
Provision for unrecognized tax benefits	17,061	572,699	592,007
Tax benefit from stock-based compensation	(52,147)	(31,659)	—
Change in assets and liabilities:
Accounts receivable	1,768,134	1,326,309	(5,180,010)
Inventory	(4,007,939)	(2,440,616)	(600,968)
Prepaids and other assets	(1,715,403)	976,156	1,856,355
Accounts payable and accrued liabilities	(3,246,517)	1,031,196	(2,323,792)
Deferred revenue	163,876	142,634	2,115,699
Customer deposits	16,219	43,240	45,958

Net cash provided by operating activities	731,525	10,117,286	8,118,007

Cash Flows from Investing Activities:
Purchases of investments	—	—	(43,887,640)
Proceeds from investments	—	2,500,000	58,895,113
Proceeds from disposal of fixed assets	30,972	—	—
Purchases of property and equipment	(4,023,691)	(13,708,177)	(6,144,425)
Purchases of intangible assets	(478,983)	(471,698)	(745,622)

Net cash (used in) provided by investing activities	(4,471,702)	(11,679,875)	8,117,426

Cash Flows from Financing Activities:
Repurchase of common stock	—	—	(12,499,280)
Repurchase of stock options	(124,230)	—	—
Proceeds from options exercised	1,001,476	155,544	342,821
Excess tax benefit from stock-based compensation	52,147	31,659	—

Net cash provided by (used in) financing activities	929,393	187,203	(12,156,459)

Effect of exchange rate change on cash and cash equivalents	(10,024)	—	—
Net (decrease) increase in cash and cash equivalents	(2,810,784)	(1,375,386)	4,078,974
Cash and cash equivalents, beginning of period	45,505,049	46,880,435	42,801,461

Cash and cash equivalents, end of period	$42,684,241	$45,505,049	$46,880,435

Supplemental Disclosure:
Cash paid for income taxes — net	$703,982	$894,563	$523,950

Non Cash Transactions-
Property and equipment purchases in accounts payable	$156,213	$1,385,089	$—
Reversal of tax benefit from stock options forfeited	$329,143	$—	$—
Deferred tax asset correction (see Note 8)	$—	$—	$2,014,955
The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
TASER International, Inc. (“TASER” or the “Company”) is a developer and manufacturer of advanced electronic control devices (“ECDs”) designed for use in law enforcement, military, corrections, private security and personal defense. In addition, the Company has developed full technology solutions for the capture, storage and management of video/audio evidence as well as other tactical capabilities for use in law enforcement. The Company sells its products worldwide through its direct sales force, distribution partners, online store and third-party resellers. The Company was incorporated in Arizona in September 1993, and reincorporated in Delaware in January 2001. The Company’s corporate headquarters and manufacturing facilities are located in Scottsdale, Arizona. The Company’s internet services and software development division facilities are located in Carpenteria, California.
The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, TASER International Europe SE (“TASER Europe”). TASER Europe was established in 2009 to facilitate sales and provide customer service to our customers in the European region. All material intercompany accounts, transactions, and profits have been eliminated.
a. Basis of Presentation and Use of Estimates
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these consolidated financial statements include allowances for doubtful accounts receivable, inventory valuation reserves, product warranty reserves, valuation of long lived assets, deferred income taxes, stock-based compensation and contingencies. Actual results could differ from those estimates.
b. Cash, Cash Equivalents and Investments
Cash and cash equivalents include cash and money market funds. At December 31, 2010, and 2009, the entire $42.7 million and $45.5 million, respectively, of the Company’s cash and cash equivalents were comprised of cash and money market funds. The Company’s cash and investment accounts earned interest at an approximate rate of 0.10% during 2010, down from 0.30% in 2009. The Company’s cash balances include a deposit account with a balance of $12.2 million, which exceeds federally insured limits, and money market funds of approximately $30.4 million, which are not insured by the FDIC.
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
e. Capitalized Software Development Costs
For development costs related to EVIDENCE.COM, the Company’s Software as a Service (SaaS) product, the Company capitalized qualifying computer software costs that were incurred during the application development stage. Costs related to preliminary project planning activities and post-implementation activities were expensed as incurred. At December 31, 2010 and 2009, capitalized software development costs were approximately $3.7 million and $2.4 million, respectively. Amortization of capitalized software development costs commenced during the third quarter of 2010 and was $612,000 for the year ended December 31, 2010.
For development costs related to the TASER Protector Platform, the Company capitalized a portion of the development costs paid to RouteCloud LLC for development of the Protector Platform technology under the terms of the joint venture agreement. At December 31, 2010 and 2009, capitalized software development costs were approximately $0.8 million and $0, respectively. The Company will begin amortizing capitalized development costs once the first product has launched, which is expected to occur in the first quarter of 2011.
f. Impairment of Long-Lived Assets
Management evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. In performing the review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, would be calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. No impairment losses were recorded in 2010, 2009 or 2008.
g. Customer Deposits
The Company requires certain deposits in advance of shipment for certain customer sales orders. Customer deposits are recorded as a current liability on the accompanying consolidated balance sheets.
h. Revenue Recognition and Accounts Receivable
The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. Revenue arrangements with multiple deliverables are divided into separate units and revenue is allocated using estimated selling prices if there is no vendor-specific objective evidence or third-party evidence of the selling prices of the deliverables.
In most instances, sales of the Company’s products are final and its customers do not have a right to return the product. The Company’s consumer product, the TASER C2, has a 30 day right of return for inactivated units purchased direct from the Company. The historical product return rate is used to determine the return reserve.
During 2008, the Company began selling the TASER C2 product through certain retailers who do not assume title, risk of loss to the inventory or credit risk. The Company, therefore, recognizes revenue from such retailers on a sell-through method using information provided by the retailer. The revenue and related costs are deferred until the product has been sold by the retailer.
During 2010, the Company began selling EVIDENCE.COM, the Company’s SaaS product. Customers are able to purchase these services in advance, for a 1 year, 3 year, or 5 year service term. Revenue for EVIDENCE.COM service is deferred at the time of the sale and recognized over the service period. At December 31, 2010 and 2009, $0.1 million and $0 was deferred for EVIDENCE.COM services paid in advance.
The Company offers customers the right to purchase extended warranties that include additional services and coverage beyond the limited warranty on the TASER X26, ADVANCED TASER, X3, AXON, and C2 products. Revenue for extended warranty purchases is deferred at the time of sale and recognized over the warranty period commencing on the date of sale. The extended warranties range from one to four years. At December 31, 2010 and 2009, $7.5 million and $7.5 million was deferred under this program, respectively. The current portion of deferred revenue represents the extended warranty revenue which will be recognized in 2011. Also included in deferred revenue at December 31, 2010 is $0.1 million of deferrals related to trade-in credits offered to upgrade from the ADVANCED TASER to the X26 and X3.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Included as a component of revenue is development funding, provided by the Joint Non-Lethal Weapons Directorate (JNLWD) of the U.S Department of Defense under a cost-plus fixed fee contract. Periodically, an invoice summarizing the reimbursable expenses is submitted to JNLWD for payment. The payment request submitted by the Company to the JNLWD details the costs incurred in the period plus a nominal contracted profit margin. The total amount of revenue recognized for this work in the years ended December 31, 2010, 2009 and 2008 was $0.4 million, $1.3 million and $0.9 million respectively.
Certain of the Company’s customers are charged shipping fees, which are recorded as a component of net sales. Sales tax collected on sales is netted against government remittances and thus, recorded on a net basis. Training revenue is recorded as the service is provided.
i. Cost of Products Sold
Cost of products sold represents manufacturing costs, consisting of materials, labor and overhead related to finished goods and components. Shipping costs incurred related to product delivery are also included in cost of products sold. Cost of products sold also includes data center operating and software maintenance costs associated with operation of EVIDENCE.COM.
j. Advertising Costs
The Company expenses advertising costs in the period in which they are incurred, with the exception of commercial advertising production costs which are expensed at the time the first commercial is shown on television. The Company incurred advertising costs of $0.7 million, $0.7 million, and $2.1 million in 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009, the Company had $25,000 and $79,000, respectively, of prepaid advertising costs. Advertising costs are included in sales, general and administrative expenses in the accompanying statements of operations.
k. Warranty Costs
The Company warrants its X3 ECDs, X26 ECDs, M26 ECDs, TASER Cam, and Shockwave products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective unit for a fee. The TASER AXON Tactical Computer, Com hub user interface, Synapse Evidence Transfer Manager (ETM), Headcam, and C2 ECD product is warranted for a period of 90 days after purchase. The Company also sells extended warranties for periods of up to four years after the expiration of the limited one year warranty. After the one year standard warranty expires, if the device fails to operate properly for any reason, the Company will replace the TASER X26 for a prorated discounted price depending on when the product was placed into service. These fees are intended to cover the handling and repair costs and include a profit. Management tracks historical data related to returns and warranty costs on a quarterly basis, and estimates future warranty claims by applying the estimated weighted average return rate to the product sales for the period. If management becomes aware of a component failure that could result in larger than anticipated returns from its customers, the reserve would be increased. The reserve for warranty returns increased in 2010, driven by reserves for new product sales as well as some specifically identified warranty replacement requirements. The reserve decreased in 2009 as a result of improved product returns experience, particularly for the X26 product, as the result of continuing improvements made in the manufacturing and quality processes. The following table summarizes the changes in the estimated product warranty liabilities for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Balance at Beginning of Period	$369,311	$615,031	$919,254
Utilization of Accrual	(566,466)	(337,998)	(672,744)
Warranty Expense	843,268	92,278	368,521

Balance at End of the Period	$646,113	$369,311	$615,031

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
l. Research and Development Expenses
The Company expenses research and development costs as incurred. The Company incurred product development expense of approximately $11.4 million, $20.0 million, and $12.9 million in 2010, 2009 and 2008, respectively.
m. Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced through the establishment of a valuation allowance at the time, based upon available evidence, if it becomes more likely than not that the deferred tax assets will not be realized.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Management also assesses whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties. The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. Refer to Note 8 for additional information regarding the change in unrecognized tax benefits.
n. Concentration of Credit Risk and Major Customers / Suppliers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts which totaled $200,000 as of December 31, 2010 and 2009. Historically, the Company has experienced a low level of write offs related to doubtful accounts.
The Company sells its products primarily through a network of unaffiliated distributors. The Company also reserves the right to sell directly to the end user to secure the customer’s account. In 2010, no single customer exceeded 10% of total sales. In 2009, one distributor represented approximately 12% of total sales. No other customer exceeded 10% of total sales in 2009. In 2008, one distributor represented approximately 11% of total sales. No other customer exceeded 10% of total sales in 2008.
At December 31, 2010, the Company had accounts receivable from three customers comprising 19%, 11%, and 10% of the aggregate accounts receivable balance. At December 31, 2009, the Company had accounts receivable from one customer comprising 13% of the aggregate accounts receivable balance. These customers are unaffiliated distributors of the Company’s products.
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
o. Fair Value of Financial Instruments
The Company uses the fair value framework for measuring financial assets and liabilities measured on a recurring basis and for non-financial assets and liabilities when these items are remeasured,
Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) on the measurement date in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. The fair value framework specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:
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

Following is a description of the valuation techniques that the Company uses to measure the fair value of assets and liabilities that it measures and reports on its balance sheet at fair value on a recurring basis:
•
Cash Equivalents. As of December 31, 2010 and 2009, the Company’s cash equivalents consisted of money market mutual funds. The Company valued its cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, the Company classified the valuation techniques that use these inputs as Level 1.

The Company’s financial instruments also include accounts receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair value approximates their carrying value on the balance sheet as of December 31, 2010 and 2009.
p. Segment Information
Management has determined that its operations are comprised of one reportable segment — the sale of ECDs, accessories and other products and services. However, based on the introduction of new product offerings in 2010, management is presently in the process of evaluating how the operating results of the Company will be reviewed internally on a go-forward basis in order to improve the level of resource decision-making and assessment of segment performance. Based on this evaluation, management will make the necessary changes to its internal management reporting system and subsequently, will perform a review to determine if the Company will redefine its reportable operating segments in accordance with U.S. GAAP. For the years ended December 31, 2010, 2009 and 2008, sales by geographic area were as follows:

	2010	2009	2008
Sales by Geographic Area
United States	79%	78%	82%
Other Countries	21%	22%	18%

Total	100%	100%	100%

Sales to customers outside of the United States are denominated in U.S. dollars and are attributed to each country based on the billing address of the distributor or customer. To date, no individual country outside the U.S. has represented a material amount of total net revenue. Substantially all assets of the Company are located in the United States.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
q. Stock-Based Compensation
The Company calculates the fair value of stock-based awards using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the years ended December 31, 2010, 2009 and 2008 and the resulting estimates of weighted-average fair value per share of options granted during those periods, excluding the effects of the exchange program, are as follows:

	2010	2009	2008

Weighted average / range of volatility	61%	70%	70%
Risk-free interest rate	2.0%	1.9%	2.2%
Dividend rate	0.0%	0.0%	0.0%
Expected life of options	4.5 years	4.5 years	4.0 years
Weighted average fair value of options granted	$2.59	$2.56	$2.89
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

	For the Year Ended December 31,
	2010	2009	2008

Numerator for basic and diluted earnings per share
Net (loss) income	$(4,384,435)	$(1,106)	$3,637,041

Denominator for basic earnings per share — weighted average shares outstanding	62,524,446	61,920,094	62,371,004
Dilutive effect of shares issuable under stock options outstanding	—	—	1,699,865

Denominator for diluted earnings per share — adjusted weighted average shares outstanding	62,524,446	61,920,094	64,070,869

Net (loss) income per common share
Basic	$(0.07)	$(0.00)	$0.06
Diluted	$(0.07)	$(0.00)	$0.06

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted income per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method. As a result of the net loss for the year ended December 31, 2010 and 2009, 5,075,621 and 8,056,927 shares of potential dilutive securities were considered anti-dilutive and excluded from the calculation as their effect would have been to reduce the net loss per share. For the year ended December 31, 2008, the effects of 2,205,861 were excluded from the calculation of diluted income per share as their effect would have been anti-dilutive and increased the net income per share.
s. Recently Adopted Accounting Guidance
In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which was effective for the Company beginning January 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
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
Recent Accounting Guidance Not Yet Adopted
In December 2010, the FASB issued authoritative guidance on business combinations concerning the disclosure of supplementary pro forma information which will be effective for the Company prospectively for business combinations for which the acquisition date is on or after January 1, 2011. The new guidance clarifies the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. Management does not expect adoption of this new guidance to have a material impact on the Company’s consolidated financial statements.
t. Foreign Currency Translation
The Company’s foreign subsidiary uses the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Inventory
Inventories consisted of the following at December 31:

	December 31, 2010	December 31, 2009

Raw materials and work-in-process	$11,817,579	$10,387,229
Finished goods	6,348,490	5,172,595
Reserve for excess and obsolete inventory	(350,664)	(474,074)

Total Inventory	$17,815,405	$15,085,750

3. Property and Equipment
Property and equipment consisted of the following at December 31:

	Estimated
	Useful Life	2010	2009

Land		$2,899,962	$2,899,962
Building	39 Years	14,126,110	14,115,446
Production equipment	3-7 Years	18,579,556	18,353,467
Telephone equipment	5 Years	9,283	9,283
Computer equipment	3-5 Years	8,143,098	9,148,440
Furniture and office equipment	5-7 Years	3,001,496	3,035,410
Vehicles	5 Years	503,872	503,872
Website development costs	3 Years	846,387	807,006
Capitalized software development costs	3 Years	3,670,122	2,349,724
Construction in process	n/a	2,082,403	40,358

Total Cost		53,862,290	51,262,968
Less: Accumulated depreciation		(17,956,525)	(12,589,903)

Net Property and Equipment		$35,905,765	$38,673,065

Construction in process includes new product production equipment which was not in service at December 31, 2010. Depreciation and amortization expense relative to property and equipment for the years ended December 31, 2010, 2009 and 2008 was $6.8 million, $3.5 million, and $2.6 million, respectively. In 2010, the Company wrote off or disposed of a total of $1.6 million of computer, production and office equipment which were no longer in service, These assets had accumulated depreciation of $1.5 million and generated a loss on disposal of $0.1 million for the equipment that was sold.
4. Other Long-Term Assets
Included in other long-term assets is approximately $1.1 million of AXON and training equipment used on a recurring basis for trial, evaluation and training purposes. The Company is amortizing this equipment over an estimated useful life of two years due to the high levels of turnover and usage of these assets. Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $0.3 million, $0 and $0, respectively and accumulated amortization was $0.3 million and $0 at December 31, 2010 and 2009, respectively.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Intangible Assets
Intangible assets consisted of the following at December 31:

		2010			2009
		Gross			Gross
		Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets
Domain names	5 Years	$237,911	$66,006	$171,905	$230,991	$60,000	$170,991
Issued patents	4 to 15 Years	1,040,148	264,716	775,432	869,309	206,907	662,402
Issued trademarks	9 to 11 Years	207,721	37,659	170,062	131,058	19,183	111,875
Non compete agreement	5 to 7 Years	150,000	130,000	20,000	150,000	106,429	43,571

		1,635,780	498,381	1,137,399	1,381,358	392,519	988,839

Unamortized intangible assets
TASER Trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		1,053,477		1,053,477	876,862		876,862

		1,953,477		1,953,477	1,776,862		1,776,862

Total intangible assets		$3,589,257	$498,381	$3,090,876	$3,158,220	$392,519	$2,765,701

Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $106,000, $88,000, and $80,000, respectively. Estimated amortization for intangible assets with definite lives for the next five years ended December 31, and thereafter is as follows:

2011	$153,568
2012	133,767
2013	133,769
2014	104,772
2015	96,020
Thereafter	515,503

$1,137,399

6. Accrued Liabilities
Accrued liabilities were comprised as follows at December 31:

	2010	2009

Accrued salaries and benefits	$1,411,716	$1,691,303
Accrued expenses	1,668,477	2,191,963
Accrued warranty expense	646,113	369,311
Accrued income tax	33,494	—

Total	$3,759,800	$4,252,577

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Commitments and Contingencies
a. Lease Obligations
The Company has entered into operating leases for various office space, storage facilities and equipment. Rent expense under all operating leases, including both cancelable and non-cancelable leases, was $1,618,358, $1,040,312, and $223,000 for the years ended December 31, 2010, 2009, and 2008, respectively. Future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2010, are as follows:

Year ending December 31,
2011	$1,224,260
2012	859,234
2013	588,784
2014	263,190
2015	—
Thereafter	—

Total	$2,935,468

b. Purchase Commitments
On October 25, 2010, the Company entered into a contract with Automation Tooling Systems, Inc for the cartridge assembly line consignment parts. ATS will charge a fee of $9,300 per month for 25 months, which is a fee for access to the consignment inventory of spare parts located on the Company’s premises.
c. Litigation
Product Litigation
The Company is currently named as a defendant in 51 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers in connection with arrests or during training exercises. Companion cases arising from the same incident have been combined into one for reporting purposes.
In addition, 123 other lawsuits have been dismissed or judgment entered in favor of the Company which are not included in this number. An appeal was filed by the plaintiff in the Lee (TN), Thompson (MI), Marquez (AZ) and Rosa (CA) cases where judgment was entered in favor of the Company. These cases are not included in this number or in the table below.
Also not included in the number of pending lawsuits or in the table below is the Heston lawsuit in which a jury verdict was entered against the Company on June 6, 2008, and judgment was entered against the Company on January 30, 2009 in the amount of $153,150 as compensatory damages, $1,423,127 as attorney fees, and $182,000 as costs. These damages, fees and costs are covered by the Company’s insurance policies. The jury found that Mr. Heston’s own actions were 85% responsible for his death. The jury assigned 15% of the responsibility to TASER for a “negligent failure to warn” that extended or multiple TASER ECD applications could cause muscle contractions that could potentially contribute to acidosis to a degree that could cause cardiac arrest. The jury inappropriately awarded $5,200,000 in punitive damages against TASER, which were subsequently disallowed by the Court on October 24, 2008. The Court denied the balance of the Company’s motion for judgment as a matter of law on all other grounds. The Company has filed a notice of appeal with respect to the judgment and plaintiffs have filed a notice of cross appeal.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
With respect to each of the pending 51 lawsuits, the following table lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. While the facts vary from case to case, the product liability claims are typically based on an alleged product defect resulting in injury or death, usually involving a failure to warn, and the plaintiffs are seeking monetary damages. This table also lists those cases that were dismissed or judgment entered during the most recent fiscal quarter. Cases that were dismissed or judgment entered in prior fiscal quarters are not included in this table. The claims and in some instances, the defense of each of these lawsuits has been submitted to our insurance carriers that maintained insurance coverage during these applicable periods and we continue to maintain product liability insurance coverage with varying limits and deductibles. Our product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $1,000,000 in per incident deductibles. We are defending each of these lawsuits vigorously and do not expect these lawsuits to individually and in the aggregate, materially affect our business, results of operations or financial condition.

Plaintiff	Served	Jurisdiction	Claim Type	Status

Glowczenski	Oct-04	US District Court, ED NY	Wrongful Death	Trial rescheduled, date to be determined
Washington	May-05	US District Court, ED CA	Wrongful Death	Stay has been lifted
Bagnell	Jul-06	Supreme Court for British Columbia, Canada	Wrongful Death	Dismissed
Hollman	Aug-06	US District Court, ED NY	Wrongful Death	Discovery Phase
Oliver	Sep-06	US District Court, MD FL, Orlando Division	Wrongful Death	Discovery Phase, trial scheduled June 2011
Augustine	Jan-07	11th Judicial Circuit Court, Miami-Dade, FL	Wrongful Death	Discovery Phase, trial scheduled September 2011
Wendy Wilson, Estate of Ryan Wilson	Aug-07	District Court Boulder County, CO	Wrongful Death	Trial scheduled August 2011
Jack Wilson, Estate of Ryan Wilson (Companion to Wendy Wilson)	Nov-07	District Court Boulder County, CO	Wrongful Death	Trial scheduled August 2011
Salinas	Aug-08	US District Court, ND CA	Wrongful Death	Motion Phase,off trial calendar
Thomas (Pike)	Oct-08	US District Court, WD Louisiana, Alexandria	Wrongful Death	Discovery Phase
Carroll	Mar-09	US District Court, SD TX	Wrongful Death	Dismissal Pending
Shrum	May-09	Allen County District Court, Iola, KS	Wrongful Death	Trial Scheduled February 2012
Athetis	May-09	US District Court, AZ	Wrongful Death	Discovery Phase
Abrahams	Jul-09	CA Superior Court, Yolo County	Wrongful Death	Discovery Phase-trial scheduled November 2011
Humphreys	Oct-09	CA Superior Court, San Joaquin County	Wrongful Death	Discovery Phase
Terriquez	Feb-10	Superior Court of CA, Orange County	Wrongful Death	Discovery Phase, trial scheuduled July 2011
Rich	Feb-10	US District Court, NV	Wrongful Death	Discovery Phase
McKenzie	Feb-10	US Disctrict Court, ED CA	Wrongful Death	Discovery Phase, trial scheduled April 2012
Turner	Feb-10	General Court of Justice, Superior Court Div, Mecklenburg County, NC	Wrongful Death	Discovery Phase, trial scheduled July 2011
Doan	Apr-10	Queens Bench Alberta, Red Deer Judicial Dist.	Wrongful Death	Pleading Phase
Piskkura	May-10	US District Court, OH	Wrongful Death	Discovery Phase, trial scheuduled March 2012
Corbin	Jun-10	Houston County Court, AL	Wrongful Death	Discovery Phase, trial scheuduled October 2011
Swayzer	Jun-10	US District Court, ND CA	Wrongful Death	Dismissed
DuBoise	Aug-10	US District Court, ED MO	Wrongful Death	Discovery Phase
Vaugn	Sep-10	US District Court, ND CA	Wrongful Death	Dismissed
Kelly	Oct-10	District Court for Harris County, TX	Wrongful Death	Discovery Phase
Jacobs	Oct-10	District Court for Travis County, TX	Wrongful Death	Discovery Phase
Woodward	Nov-10	Sumner County TN Court, 18th Judicial District	Wrongful Death	Dismissed
Juran	Dec-10	Hennepin County District Court, 4th Judicial District	Wrongful Death	Pleading Phase
Shymco	Dec-10	The Queens Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase
Williams	Dec-10	US District Court, MS	Wrongful Death	Discovery Phase, trial scheduled April 2012
Stewart	Oct-05	Circuit Court for Broward County, FL	Training Injury	Discovery Phase
Lewandowski	Jan-06	US District Court, NV	Training Injury	Dismissed
Husband	Mar-06	British Columbia Supreme Court, Canada	Training Injury	Discovery Phase
Grable	Aug-08	FL 6th Judicial Circuit Court, Pinellas County	Training Injury	Discovery Phase
Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Discovery Phase
Bickle	Mar-09	18th Judicial District Court, Gallatin County, MT	Training Injury	Discovery Phase, trial scheduled December 2011
Foley	Mar-09	US District Court, MA	Training Injury	Dismissed
Peppler	Apr-09	Circuit Court 5th Judicial Dist., Sumter City, FL	Training Injury	Discovery Phase
Kandt	Jun-09	US District Court, ND NY	Training Injury	Discovery Phase
Ginger	Apr-10	Iowa District Court, Marion County	Training Injury	Discovery Phase, trial scheduled January 2012
Maynard	Nov-10	Superior Court, Hartford Judicial District, CT	Training Injury	Discovery Phase
Hollenback	Dec-10	St. Louis County Circuit Court MO	Officer Injury	Discovery Phase
Butler	Jan-11	US District Court, ND TX	Training Injury	Discovery Phase
Strough	Feb-11	US District Court, ED MO	Officer Injury	Pleading Phase
Lucas	Jun-09	US District Court, ED CA	Injury During Arrest	Discovery Phase, trial scheduled May 2012
Wheat	Jul-09	CA Superior Court, Los Angeles County	Injury During Arrest	Discovery Phase, off trial calendar
Derbyshire	Nov-09	Ontario Superior Court of Justice	Officer Injury	Discovery Phase
Fahy	Dec-09	Circuit Court of City of St. Louis	Injury During Arrest	Discovery Phase
Tylecki	Jan-10	US District Court, DE	Injury During Arrest	Discovery Phase, trial scheduled July 2012
Thompson	Mar-10	11th Judicial Circuit Court Miami-Dade County, FL	Injury During Arrest	Discovery Phase
Wilson	Apr-10	US District Court, ND IL, ED	Injury During Arrest	Discovery Phase
Patterson	Jun-10	Circuit Court Pontotoc County, MS	Injury During Arrest	Discovery Phase, trial scheduled January 2012
Hadnot	Sep-10	US District Court, ED TX	Injury During Arrest	Discovery Phase, trial scheduled October 2011
Streeter	Dec-10	US District Court, OR	Injury During Arrest	Discovery Phase, trial scheduled April 2012
Bailey	Feb-11	US District Court, MD AL	Injury During Incarceration	Pleading Phase
Valkanet	Mar-11	US District Court, ND IL	Injury During Arrest	Pleading Phase
Sanders	Mar-11	US District Court, ND IL	Injury During Arrest	Pleading Phase

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Litigation
In October 2007, we filed a lawsuit in Arizona Superior Court for Maricopa County against Steve Ward and Mark Johnson, both former TASER employees and VIEVU LLC, et. al. for breach of duty of loyalty, breach of contract, breach of fiduciary duty, and conversion. This lawsuit does not involve our ECD business and we do not expect this litigation to have a material impact on our financial results. Defendants Ward and VIEVU LLC filed an answer and counterclaim for declaration of non-infringement, tortious interference with contractual relations, tortious interference with business expectancy, and abuse of process. The lawsuit seeks compensatory damages, constructive trust, exemplary damages, injunctive relief attorneys’ fees, costs and disbursements. Cross motions for summary judgment were filed and on March 4, 2009, the Court denied Defendants’ motion for summary judgment on the trade secret claim and on April 9, 2009, the Court granted TASER’s motion for summary judgment against Ward on the breach of fiduciary duty and the breach of duty of loyalty claims. We filed a Motion to Extend Discovery Period by and to reconvene the Deposition of Steve Ward, and Defendants have filed Defendant’s Response in Opposition to this motion. In addition, Defendants Steve Ward and VIEVU LLC have filed a Motion for Reconsideration or in the alternative to make the Court’s Ruling a Final Judgment and Stay Proceeding Pending Outcome of Appeal. The Court denied the Motion for Reconsideration, but granted the motion to make the Court’s Ruling a Final Judgment and Stayed the Proceeding Pending Outcome of Appeal. An appeal has been filed by Defendants Ward and VIEVU LLC to the Arizona State Court of Appeals. The appellate court reversed the Superior Court and remanded the case back to Superior Court for trial. On June 14, 2010 TASER filed a petition for review with the Arizona Supreme Court and Ward filed a cross petition for review on June 29, 2010. The Arizona Supreme Court declined review of either petition and a trial date has been set for August 2011.
In June 2008, we filed an amended complaint in the State Court of Fulton County, Georgia joining as a plaintiff in an existing lawsuit previously filed by certain current and former stockholders of the Company against Morgan Stanley & Co., Inc., and ten other brokerage firms alleging a conspiracy to unlawfully, deceptively, and fraudulently manipulate the price of the Company’s common stock in the context of illegal naked shorting. Specifically, the amended complaint alleges that the defendants committed conspiracy and endeavored to violate the Georgia Racketeer Influenced and Corrupt Organization Act; Securities Fraud; Theft By Taking; Theft By Deception; Violation of The Georgia Computer Systems Protection Act; Violation of the Georgia Securities Act; Violation of the Georgia Computer Systems Protection Act; and Conversion. The lawsuit seeks compensatory and punitive damages as well as expenses of litigation including attorneys’ fees and costs. Defendants have filed motions to dismiss or alternatively a motion for a more definite statement and, on July 29, 2009, the Court entered an order denying Defendants’ motion to dismiss and alternatively a motion for a more definite statement. Discovery has begun in this litigation and no trial date has been set. Defendants removed the case to United States District Court for the District of Georgia and Plaintiffs have filed a motion to remand the case back to state court. The court has not yet ruled on this motion to remand. We have reached a settlement agreement with four of the defendants.
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
In December 2009, we filed a complaint in Maricopa County Superior Court, Arizona against Interwoven Inc. et. al. alleging breach of contract, misrepresentation and fraud for failure to comply with a settlement agreement regarding an e-discovery services dispute. Our complaint seeks compensatory damages, attorneys’ fees and costs. Defendant has filed a motion to compel arbitration which is pending. Defendant filed a motion to compel arbitration and on April 7, 2010 the Court entered an order compelling arbitration and staying the litigation. On April 26, 2010, we filed a motion to certify this order as a final order in order to file an appeal from the Court’s ruling. On June 21, 2010 the Arizona Superior Court ordered this matter to arbitration and stayed the matter pending the arbitration. This case was resolved to the satisfaction of both parties and the lawsuit was dismissed.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In January 2011 we were served with a complaint in the matter of GEOTAG, Inc. v. TASER International, et. al. that was filed in the United States District Court for the Eastern District of Texas, Marshall Division which alleges that a dealer geographical locator feature on TASER’s website infringes upon plaintiff’s US Patent No. 5,930,474. The complaint seeks a judgment of infringement, a permanent injunction against infringement, an award for damages, costs, expenses and prejudgment and post-judgment interest, and an award for enhanced damages and attorneys’ fees. TASER has licensed this locator feature from a third party and has denied liability for infringement. This lawsuit is at the pleading phase and no trial date has been set.
General
From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. After carefully assessing the claim, and assuming we determine that we are not at fault, we vigorously defend and pursue any lawsuit filed against or by the Company. Although we do not expect the outcome in any pending individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition. In addition, the Company has two lawsuits where the costs of legal defense incurred are in excess of its liability insurance deductibles. As of December 31, 2010, the Company has been fully reimbursed by its insurance company for these legal costs. The Company may settle a lawsuit in situations where a settlement can be obtained for nuisance value and for an amount that is expected to be less than the cost of defending a lawsuit. The number of product liability lawsuits dismissed includes a small number of police officer training injury lawsuits that were settled by the Company and dismissed in cases where the settlement economics to the Company were significantly less than the cost of litigation. In addition, it is the Company’s policy to not settle suspect injury or death cases, although the Company’s insurance company may settle such lawsuits over the Company’s objection where the case is over the Company’s liability insurance deductibles. Due to the confidentiality of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not identify or comment on which specific lawsuits have been settled or the amount of any settlement.
d. Employment Agreements
The Company has employment agreements with its Chairman, Chief Executive Officer, President and General Counsel, Chief Financial Officer, Executive Vice President of Marketing, and Technical Research and Development Fellow. The Company may terminate the agreements with or without cause. Should the Company terminate the agreements without cause, or upon a change of control of the Company or death of the employee, the employees are entitled to additional compensation. Under these circumstances, these officers and employees may receive the amounts remaining under their contracts upon termination, which would total $1.0 million in the aggregate at December 31, 2010.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Income Taxes
Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2010	2009
Deferred income tax assets
Net operating loss carryforward	$1,875,491	$92,262
Deferred warranty revenue	1,820,670	1,898,388
Reserves, accruals and other	1,395,611	1,326,190
Non-employee stock option expense	314,824	313,631
Non-qualified stock option expense	1,867,643	1,535,105
Capitalized R&D	11,314,412	12,982,041
Alternative minimum tax carryforward	1,636,024	1,555,075
R&D tax credit	4,147,763	3,787,498
UNICAP	504,398	422,839

Deferred income tax assets	24,876,836	23,913,029

Deferred income tax liabilities
Depreciation	(4,413,386)	(4,134,443)
Amortization	(147,366)	(110,799)
Section 481(a) adjustment	(111,842)	(222,779)

Deferred income tax liabilities	(4,672,594)	(4,468,021)

Net deferred income tax assets before valuation allowance	20,204,242	19,445,008
Less: Valuation allowance	—	—

Net deferred income tax assets	$20,204,242	$19,445,008

Reported as:
Current deferred tax assets	$6,284,489	$8,447,915
Long-term deferred tax assets	13,919,753	10,997,093

	$20,204,242	$19,445,008

The Company fully utilized its remaining federal net operating loss carry forward (“NOL”) for financial reporting purposes of $10.0 million during 2009. In 2010 the Company generated a net operating loss carry forward (“NOL”) for financial reporting purposes of $4.7 million. The federal NOL for tax purposes remaining at December 31, 2010 is estimated to be $12.3 million. The Company’s federal NOL carryforward expires in 2030. The Company’s remaining deferred tax assets of $106,000 related to state NOL’s expire at various dates between 2014 and 2025. The Company has federal and state research and development credit carryovers of $1.7 million and $2.4 million, respectively which expire at various dates beginning in 2023 for federal purposes and 2018 for state purposes. The Company has a minimum tax credit carryover of $1.7 million which does not expire.
The Company recognizes the income tax benefits associated with certain stock compensation deductions only when such deductions produce a reduction to the company’s actual tax liability. Accordingly, in 2010 and 2009 the Company recognized benefits of $52,000 and $32,000, respectively, for the reduction of state taxes payable, which was recorded as a credit to additional paid in capital. In 2010 approximately $329,000 of deferred tax assets related to non-qualified stock option expense were reversed with the offsetting entry against additional paid-in capital related to forfeited non-qualified stock options for which no tax benefit will be realized.

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
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. During 2009, management determined that it was more likely than not that its net operating loss carryforwards for the state of Arizona, which would have expired in 2009, would be fully realized. Accordingly, the valuation allowance of $200,000 the Company carried against its deferred tax assets as of December 31, 2008, was reversed with the benefit recognized during 2009 as a reduction of the 2009 effective tax rate. Management believes that as of December 31, 2010, based on an evaluation and projections of future sales and profitability, no other valuation allowance was deemed necessary as management concluded that it is more likely than not that the Company’s net deferred income tax assets will be realized. However, the deferred tax asset could be reduced in the near-term if estimates of future taxable income during the carryforward period are reduced.
Significant components of the provision (benefit) for income taxes are as follows:

	For the Year Ended December 31,
	2010	2009	2008
Current
Federal	$270,437	$417,722	$414,094
State	71,494	290,215	239,539

Total Current	341,931	707,937	653,633

Deferred
Federal	(939,803)	(427,332)	2,520,677
State	(148,574)	(760,825)	(460,054)

Total Deferred	(1,088,377)	(1,188,157)	2,060,623

Tax provision (benefit) recorded as an increase (decrease) in liability for unrecorded tax benefits	17,061	572,699	592,007

Provision (benefit) for Income Taxes	$(729,385)	$92,479	$3,306,263

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company is subject to federal, state and foreign taxes; however, no separate calculation of the foreign provision or deferred tax assets was calculated in the current year due to the minimal amount of book income in the foreign subsidiary and the comparability of the foreign tax rate to the U.S. tax rate. A reconciliation of the Company’s effective income tax rate to the federal statutory rate follows:

	For the Year Ended December 31,
	2010	2009	2008

Federal income tax at the statutory rate	(1,789,837)	31,981	2,430,156
State income taxes, net of federal benefit (a)	(103,651)	(502,186)	333,279
Permanent differences (b)	870,757	1,097,908	853,450
Research and development	(163,883)	(990,867)	(729,047)
Return to provision adjustment (c)	265,028	111,652	—
Change in liability for unrecognized tax benefits	17,061	572,699	592,007
Change in valuation allowance	—	(200,000)	(48,603)
Other	175,140	(28,708)	(124,979)

Income tax Expense	(729,385)	92,479	3,306,263

Effective Tax Rate	14.3%	101.2%	33.3%

a)	The 2009 benefit for state income taxes is primarily driven by current year utilization of Arizona research and development credits

b)	Permanent differences include certain expenses which are not deductible for tax purposes including lobbying fees and stock-based compensation expense related to Incentive Stock Options (“ISOs”).

c)	The 2010 return to provision adjustment was driven by lower than estimated 2009 research and development tax credits, which reduced the net tax benefit and therefore the effective tax rate.
The Company has completed research and development tax credit studies which identified approximately $5.9 million in tax credits for Federal, Arizona and California income tax purposes related to the 2003 through 2010 tax years, net of the federal benefit on the Arizona and California research and development tax credits. Management has made the determination that it is more likely than not that the full benefit of the research and development tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $2.2 million as of December 31, 2010. In addition, management accrued approximately $106,000 for estimated uncertain tax positions related to certain state income tax liabilities. As of December 31, 2010, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $2.3 million be recognized, the Company’s effective tax rate would be favorably impacted.
The following presents a rollforward of our liability for unrecognized tax benefits as of December 31:

	2010	2009

Balance at January 1,	$2,264,779	$1,692,080
Increase in prior year tax positions	—	—
Increase in current year tax positions	58,830	477,717
Increase (decrease) related to adjustment of previous estimates of activity	(41,769)	94,982
Decrease related to settlements with taxing authorities	—	—
Decrease related to lapse in statute of limitations	—	—

Balance at December 31,	$2,281,840	$2,264,779

Federal income tax returns for 2006 through 2009 remain open to examination by the United States Internal Revenue Service (the “IRS”), while state and local income tax returns for 2002 through 2009 also remain open to examination. The Company has been notified it will be subject to examination in the following major jurisdictions for the years specified: California 2007-2010, Washington 2007-2010 and Virginia 2008. An examination by the IRS for 2006 was completed in the third quarter of 2008 with no significant adjustment required by the IRS.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Line of Credit
The Company has a line of credit agreement with a total availability facility of $10 million. The line is secured primarily by the Company’s accounts receivable and inventory and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The availability under this line is computed on a monthly borrowing base, which is based on the Company’s eligible accounts receivable and inventory. The line of credit matures on June 30, 2011 and requires monthly payments of interest only. The Company expects to renew the line on similar terms upon its maturity. At December 31, 2010, there was no amount outstanding under the line of credit and the available borrowing under the existing line of credit was approximately $4.4 million. There were no borrowings under the line during the years ended December 31, 2010 and 2009.
The Company’s agreement with the bank requires compliance with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed coverage charge ratio can be no less than 1.25:1, based upon a trailing twelve month period. At December 31, 2010, the Company’s tangible net worth ratio was 0.16:1 and its fixed charge coverage ratio was 2.33:1. Accordingly, the Company was in compliance with those covenants.
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
c. Stock Option Plans
The Company has historically issued stock options to various equity owners and key employees as a means of attracting and retaining quality personnel. The option holders have the right to purchase a stated number of shares at the market price on the grant date. The options issued under the Company’s 1999 Stock Option Plan (the “1999 Plan”), 2001 Stock Option Plan (the “2001 Plan”) and 2004 Stock Option Plan (the “2004 Plan”) generally vest over a three-year period and have a contractual maturity of ten years; however, the majority of options issued under the 2004 Plan within fiscal 2005 had vesting terms of one year. The shares issuable under each of the plans were registered on Form S-8 with the United States Securities and Exchange Commission.
On March 31, 2009, the Company’s Board of Directors approved, subject to stockholder approval, the 2009 Stock Incentive Plan (“the 2009 Plan”), under which the Company reserved 1,000,000 shares of common stock available for future grants. The 2009 Stock Incentive Plan was approved at the Annual Meeting of Stockholders on May 28, 2009. Options issued under the 2009 Plan generally vest over a three to four-year period and have a contractual maturity of ten years.
The total number of shares registered under these plans was as follows: 9,952,500 under the 1999 Plan, 6,600,000 under the 2001 Plan, 6,800,000 under the 2004 Plan and 1,000,000 under the 2009 Plan. These plans provide for officers, key employees, directors and consultants to receive nontransferable stock options to purchase an aggregate of 24,352,500 shares of the Company’s common stock. As of December 31, 2010, 2,478,768 options remain available for future grants.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
d. Stock Option Exchange Program
On December 27, 2010, the Company completed a stock exchange program, which provided employees holding certain options the opportunity to exchange outstanding options granted pursuant to the Company’s 1999 Plan, 2001 Plan, and 2004 Plan, for a lesser amount of new options to be granted with lower exercise prices. The exchange offer commenced on November 24, 2010, and expired on December 27, 2010. Stock options eligible for exchange were those that had an exercise price per share greater than $8.00, and that had not expired before December 27, 2010. As of November 24, 2010, 867,540 options were eligible for exchange. Neither our executive officers nor members of our Board of Directors were eligible to participate in the exchange offer.
A total of 463,306 options were tendered by employees, representing approximately 53% of the total stock options eligible for exchange. On December 28, 2010, the Company granted an aggregate of 221,723 new options under the 2009 Stock Incentive Plan in exchange for the eligible options surrendered. The exercise price of the new options is $4.84 per share, which was the closing price of the Company’s Common Stock on December 27, 2010 as reported by the NASDAQ Global Select Market. An incremental stock option expense of approximately $10,000 will be recognized over the three-year vesting period of the newly granted options.
Stock Option Activity
A summary of the Company’s stock options at December 31, 2010, 2009 and 2008 and for the years then ended is presented in the table below:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding, beginning of year	8,780,067	$5.94	9,108,930	$5.87	5,234,072	$6.06
Granted under option exchange program	221,723	$4.84	—	$—	—	$—
Granted	988,941	$5.08	551,270	$4.56	4,285,671	$5.38
Exercised	(502,205)	$1.99	(323,351)	$0.48	(323,409)	$1.06
Expired/terminated	(1,517,934)	$7.28	(556,782)	$6.36	(87,404)	$11.29
Cancelled under option exchange program	(463,306)	$11.66	—	$—	—	$—

Options outstanding, end of year	7,507,286	$5.71	8,780,067	$5.94	9,108,930	$5.87

Exercisable at end of year	5,967,590	$5.99	5,988,159	$6.23	4,901,483	$6.02

Options available for grant at end of year	2,478,768		1,708,192		702,680

Weighted average fair value of options granted during the year		$2.59		$2.56		$2.89
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2010:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number	Exercise	Contractual	Number	Exercise
Range of Exercise Price	Outstanding	Price	Life	Exercisable	Price
$0.28 - $0.99	476,668	$0.37	2.2	476,668	$0.37
$1.03 - $2.41	651,547	$1.62	1.8	651,547	$1.62
$3.53 - $9.93	5,820,458	$5.95	6.9	4,280,762	$6.49
$10.07 - $19.76	533,413	$11.94	4.9	533,413	$11.94
$20.12 - $29.98	25,200	$23.01	3.4	25,200	$23.01

$0.28 - $29.98	7,507,286	$5.71	6.0	5,967,590	$5.99

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The total fair value of options exercisable was approximately $18.7 million, $19.3 million and $15.4 million at December 31, 2010, 2009 and 2008, respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2010 was $4.5 million and $4.2 million, respectively. The aggregate intrinsic value of unvested options at December 31, 2010 was approximately $291,000. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $4.70 as of December 31, 2010, and the exercise price of the option multiplied by the number of options outstanding. Total intrinsic value of options exercised was $2.2 million, $1.3 million, and $2.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.
At December 31, 2010, the Company had 1,539,696 unvested options outstanding with a weighted average exercise price of $4.93 per share, weighted average fair value of $2.32 per share and weighted average remaining contractual life of 8.6 years. Of the unvested options outstanding at December 31, 2010, the Company expects that 1,475,593 options will ultimately vest based on its historical experience.
Stock-based Compensation Expense
The Company accounts for share-based compensation using the fair-value method. Reported share-based compensation was classified as follows for the years ended December 31:

	2010	2009	2008
Stock-based compensation was allocated as follows:
Indirect manufacturing expense	$300,787	$349,243	$257,964
Sales, general and administrative expenses	2,728,360	3,218,735	1,552,411
Research and development expenses	653,528	1,420,859	613,510

	$3,682,675	$4,988,837	$2,423,885

As of December 31, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $4.3 million, which is expected to be recognized over a total weighted average period of approximately 12.8 months. Approximately $2.8 million of this expense is expected to be recognized in 2011.
Total share-based compensation expense recognized in the statement of operations for the years ended December 31, 2010, 2009 and 2008 includes $1,900,000, $2,550,000, and $1,438,000, respectively, related to ISOs for which no tax benefit is recognized. The total deferred tax benefits related to non-qualified stock options were approximately $1.5 million and $0.6 million for the years ended December 31, 2010 and 2009, respectively. In 2009 the Company recorded a tax benefit of $32,000 to offset taxes payable related to the non-qualified disposition of ISOs exercised and sold. The total unrecognized tax benefit related to the non-qualified disposition of stock options in 2010, 2009 and 2008 was approximately $2.2 million, $1.3 million and $1.2 million, respectively.
The Company granted 925,800 performance-based stock options in 2008, 2009, and the first half of 2010, the vesting of which is contingent upon the achievement of certain performance criteria related to the successful and timely development and market acceptance of future product introductions, as well as the future operating performance of the Company. Compensation expense is recognized over the implicit service period (the date the performance condition is expected to be achieved) based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. Management determined that 225,000 and 106,700 of these options were forfeited during 2010 and 2009, respectively. Of the remaining 594,100 outstanding options, 269,220 options are exercisable and 324,880 are unvested. The fair value of the remaining 311,430 performance-based options outstanding and still expected to vest was estimated to be $787,000. The Company recognized $0.1 million, $0.8 million and $0.1 million of related stock based compensation expense during 2010, 2009 and 2008, respectively.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Related Party Transactions
Aircraft Charter
The Company reimburses Thomas P. Smith, Chairman of the Company’s Board of Directors, and Patrick W. Smith, Chief Executive Officer, for business use of their personal aircraft. For the years ended December 31, 2010, 2009 and 2008, the Company incurred expenses of approximately $162,000, $274,000, and $197,000 respectively, to Thomas P. Smith. For the years ended December 31, 2010, 2009, and 2008, the Company incurred expenses of approximately $0, $10,000, and $107,000, respectively, to Patrick W. Smith. At December 31, 2010 and 2009, the Company had outstanding payables of approximately $0 and $15,000, respectively, to Thomas P. Smith. At December 31, 2010 and 2009, the Company had no outstanding payables due to Patrick W. Smith. Management believes that the rates charged by Thomas P. Smith and Patrick W. Smith are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
TASER Foundation
In November 2004, the Company established the TASER Foundation. The TASER Foundation is an Internal Revenue Code Section 501(c)(3) non-profit corporation and has been granted tax exempt status by the IRS. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Over half of the initial $1 million endowment was contributed directly by the Company’s employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the years ended December 31, 2010, 2009 and 2008, the Company incurred approximately $95,000, $265,000, and $233,000, respectively, in such administrative costs. For the years ended December 31, 2010, 2009 and 2008, the Company contributed $0, $35,000, and $25,000, respectively, to the TASER Foundation.
Consulting Services
The Company engages Mark Kroll, a member of the Board of Directors, to provide consulting services. The expenses related to these services for the years ended December 31, 2010, 2009 and 2008 were approximately $160,000, $251,000, and $293,000, respectively. At December 31, 2010 and 2009, the Company had accrued liabilities of approximately $20,000 and $14,000, respectively, related to these services.
Settlement Agreement
On May 15, 2009, Bruce and Donna Culver, husband and wife (the “Culvers”), and the Company, entered into a settlement and release agreement (the “Agreement”), the background and material terms of which are described below. Mr. Culver has served as a director of the Company since January 1994 until his retirement on April 9, 2010.
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Employee Benefit Plan
The Company has a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $16,500 in 2010. The Company matches 100% of the first 3% of eligible compensation contributed to the Plan by each participant and 50% of the next 2% of eligible compensation contributed to the Plan by each participant. Beginning January 1, 2008, the Company’s matching contributions are immediately vested. The Company’s matching contributions to the Plan for the years ended December 31, 2010, 2009 and 2008 were approximately $490,000, $475,000, and $398,000, respectively. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.
13. Joint Venture Agreement
On January 13, 2010, the Company entered into a Joint Venture Agreement (the “Protector Group Agreement”) with RouteCloud, LLC (“RouteCloud”) and certain other parties to establish the TASER Protector Group to exclusively develop, market, sell and support a new suite of products (“Protector Products”) that give parents the ability to manage their children’s mobile phone usage and driving behaviors though a simple-to-use interface on a mobile phone, computer or TV. The Company agreed to provide RouteCloud development funding up to $1.7 million, $0.3 million of which was funded in the fourth quarter of 2009 under a letter of understanding between the parties. During 2010, $1.2 million was funded under the Joint Venture agreement prior to revision on November 2, 2010.
On November 2, 2010, the Company entered into a revised agreement with RouteCloud and the other parties to the Protector Group Agreement, pursuant to which, among other things, the original Protector Group Agreement was terminated retroactively, effective as of September 29, 2010. The new agreement also provides that the Company will (i) reimburse RouteCloud the sum of $75,000 for certain transition expenses, (ii) assume responsibility for the ongoing development, marketing, sale and support of Protector Products, (iii) offer employment or consulting arrangements to certain RouteCloud personnel, and (iv) pay RouteCloud royalties on the sale of Protector Products.
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
The Company incurred approximately $0.3 million of salary and consulting related costs related to the internal development of Protector Products following the effective date of the revised agreement with RouteCloud.
14. Subsequent Event
In March 2011, TASER’s Board of Directors authorized a stock repurchase program to acquire up to $12.5 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. Through March 11, 2011, the Company repurchased approximately 700,000 shares at a weighted average cost of $4.09 per share and a total cost of $2.9 million. The repurchase does not have a material impact on the number of common shares outstanding as of December 31, 2010 or the calculation of basic and diluted loss per share for the quarter and year ended December 31, 2010, had the repurchase been transacted before the end of the period.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Selected Quarterly Financial Data (unaudited)
Selected quarterly financial data for years ended December 31, 2010 and 2009 follows:

	Quarter Ended
	Mar. 31, 2010	Jun. 30, 2010	Sep. 30, 2010	Dec. 31, 2010

Net sales	$23,843,901	$19,120,525	$21,084,081	$22,881,512
Gross margin	$13,490,421	$9,630,710	$10,415,682	$11,830,062
Net loss	$(492,605)	$(1,359,389)	$(2,335,478)	$(196,963)
Basic net income (loss) per share	$(0.01)	$(0.02)	$(0.04)	$0.00
Diluted net income (loss) per share	$(0.01)	$(0.02)	$(0.04)	$0.00

	Quarter Ended
	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009	Dec. 31, 2009
			(a)	(a)
Net sales	$24,604,780	$21,833,398	$23,310,457	$34,502,925
Gross margin	$14,629,251	$13,738,728	$13,265,812	$21,768,618
Net income (loss)	$(467,759)	$(723,404)	$(3,176,016)	$4,366,073
Basic net income (loss) per share	$(0.01)	$(0.01)	$(0.05)	$0.07
Diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.05)	$0.07

(a)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
TASER International, Inc.
We have audited the accompanying consolidated balance sheets of TASER International, Inc. (a Delaware corporation) and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic financial statements included the supplementary financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TASER International, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TASER International, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2011, expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Phoenix, Arizona
March 14, 2011

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Attached as exhibits to this Form 10-K are certifications of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. This section should be read in conjunction with the certifications and the Grant Thornton LLP attestation report for a more complete understanding of the topics presented.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we evaluated under the supervision of our CEO and our CFO, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our CEO and our CFO have concluded that as of December 31, 2010 our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.
Management Report On Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that:
(i)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Management assessed our internal control over financial reporting as of December 31, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our Internal Audit organization.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with US GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
Our independent registered public accounting firm, Grant Thornton LLP, who also audited our consolidated financial statements, assessed the effectiveness of our internal control over financial reporting. Grant Thornton LLP has issued their attestation report, which is included herein.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2010, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
TASER International, Inc.
We have audited TASER International, Inc. (a Delaware Corporation) and subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TASER International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management report on internal control over financial reporting” in Item 9A, Controls and Procedures. Our responsibility is to express an opinion on TASER International Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, TASER International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TASER International, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 14, 2011, expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Phoenix, Arizona
March 14, 2011

Item 9B.	Other Information
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders (the 2011 Proxy Statement) which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2010.

Item 11.	Executive Compensation
The information required to be disclosed by this item is incorporated herein by reference to our 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be disclosed by this item is incorporated herein by reference to our 2011 Proxy Statement.
Equity Compensation Plan Information
The following table provides details of our equity compensation plans at December 31, 2010:

Number of
	Number of	Securities
	Securities	to be Issued upon		Number of
	Authorized for	Exercise of	Weighted Average	Securities
	Issuance	Outstanding	Exercise Price of	Remaining
	Under the	Options,	Outstanding	Available for
Plan Category	Plan	Warrants or Rights	Options	Future Issuance
Equity compensation plans approved by security holders	24,352,500	7,507,286	$5.71	2,478,768
Equity compensation plans not approved by security holders	—	—	$—	—

Total	24,352,500	7,507,286	$5.71	2,478,768

Refer to note 11(c) to the consolidated financial statements in Part II, Item 8 of this annual report for more information on the Company’s equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required to be disclosed by this item is incorporated herein by reference to our 2011 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
The information required to be disclosed by this item is incorporated by reference to our 2011 Proxy Statement.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:

1.	Consolidated financial statements:

All consolidated financial statements as set forth under Part II, Item 8 of this report.

2.	Supplementary Financial Statement Schedules:

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

10.8	*	Executive Employment Agreement with Douglas E. Klint, dated December 15, 2002 (incorporated by referenced to Exhibit 10.17 to the Annual Report on Form 10-KSB, filed March 14, 2003)
10.9		Credit Agreement dated June 22, 2004, between the Company and Bank One (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.10		Amendment to Credit Agreement dated as of October 31, 2006 between the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.17 to Form 8-K, filed November 6, 2006)
10.11	*	Executive Employment Agreement with Daniel Behrendt, dated April 28, 2004 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.12	*	2004 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.13	*	2004 Outside Director Stock Option Plan, as amended (incorporated by reference to exhibit 10.16 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.14		2009 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2009 Proxy Statement, filed April 15, 2009)
10.15		Agreement with Automation Tooling Systems Inc. for purchase of equipment (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q, filed August 9, 2007)
10.16	*	Executive Employment Agreement with Steven Mercier, dated February 11, 2008 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K, filed February 29, 2008)
10.17	*	Executive Employment Agreement with Jas Dhillon, dated August 1, 2008 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K, filed March 16, 2009)
10.18
Agreement with William D. Kennedy, WDK Enterprises, LLC and RouteCloud, LLC, dated November 2, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed November 8, 2010)

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
TASER INTERNATIONAL, INC.
Date: March 14, 2011

By:	/s/ PATRICK W. SMITH
Chief Executive Officer
Date: March 14, 2011

By:	/s/ DANIEL M. BEHRENDT
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

Date

/s/ PATRICK W. SMITH	Director	March 14, 2011
Patrick W. Smith

/s/ THOMAS P. SMITH	Director	March 14, 2011
Thomas P. Smith

/s/ MATTHEW R. MCBRADY	Director	March 14, 2011
Matthew R. McBrady

/s/ HADI PARTOVI	Director	March 14, 2011
Hadi Partovi

/s/ JUDY MARTZ	Director	March 14, 2011
Judy Martz

/s/ MARK W. KROLL	Director	March 14, 2011
Mark W. Kroll

/s/ MICHAEL GARNREITER	Director	March 14, 2011
Michael Garnreiter

/s/ JOHN S. CALDWELL	Director	March 14, 2011
John S. Caldwell

/s/ RICHARD H. CARMONA	Director	March 14, 2011
Richard H. Carmona

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to			Balance
	beginning	costs and	other			at end of
Description	of period	expenses	accounts		Deductions	period

Allowance for doubtful accounts

Year ended December 31, 2010	$200,000	$48,903	$		$(48,903)	$200,000

Year ended December 31, 2009	$200,000	$82,251	$		$(82,251)	$200,000

Year ended December 31, 2008	$189,977	$78,010	$		$(67,987)	$200,000

Allowance for excess and obsolete inventory

Year ended December 31, 2010	$474,074	$1,278,284		$(129,900)	$(1,271,794)	$350,664

Year ended December 31, 2009	$129,900	$821,983		$—	$(477,809)	$474,074

Year ended December 31, 2008	$320,555	$640,655		$—	$(831,310)	$129,900

Warranty Reserve

Year ended December 31, 2010	$369,311	$843,268	$		$(566,466)	$646,113

Year ended December 31, 2009	$615,031	$92,278		$—	$(337,998)	$369,311

Year ended December 31, 2008	$919,254	$368,521		$—	$(672,744)	$615,031

Exhibit
Number		Description

3.1		Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
3.2		Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
3.3		Certificate of Amendment to Certificate of Incorporation dated September 1, 2004 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB, filed March 31, 2005)
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)
10.1	*
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

10.8	*	Executive Employment Agreement with Douglas E. Klint, dated December 15, 2002 (incorporated by referenced to Exhibit 10.17 to the Annual Report on Form 10-KSB, filed March 14, 2003)
10.9		Credit Agreement dated June 22, 2004, between the Company and Bank One (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.10		Amendment to Credit Agreement dated as of October 31, 2006 between the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.17 to Form 8-K, filed November 6, 2006)
10.11	*	Executive Employment Agreement with Daniel Behrendt, dated April 28, 2004 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.12	*	2004 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.13	*	2004 Outside Director Stock Option Plan, as amended (incorporated by reference to exhibit 10.16 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.14		2009 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2009 Proxy Statement, filed April 15, 2009)
10.15		Agreement with Automation Tooling Systems Inc. for purchase of equipment (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q, filed August 9, 2007)
10.16	*	Executive Employment Agreement with Steven Mercier, dated February 11, 2008 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K, filed February 29, 2008)
10.17	*	Executive Employment Agreement with Jas Dhillon, dated August 1, 2008 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K, filed March 16, 2009)
10.18
Agreement with William D. Kennedy, WDK Enterprises, LLC and RouteCloud, LLC, dated November 2, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed November 8, 2010)

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