Form 10-Q
period 2011-03-31
TASER INTERNATIONAL INC
filed 2011-05-09
CIK 1069183

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 60,624,346 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of May 6, 2011.

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2011

Items 3, 4 and 5 are not applicable.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TASER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2011	December 31, 2010
ASSETS

Current Assets:
Cash and cash equivalents	$31,811,600	$42,684,241
Short term investments	9,785,345	—
Accounts receivable, net of allowance of $200,000 at March 31, 2011 and December 31, 2010, respectively	11,597,028	13,542,535
Inventory	16,280,046	17,815,405
Prepaid expenses and other current assets	3,061,525	1,999,525
Deferred income tax assets, net	6,224,559	6,284,489

Total current assets	78,760,103	82,326,195

Property and equipment, net	34,346,259	35,905,765
Deferred income tax assets, net	13,819,753	13,919,753
Intangible assets, net	3,135,289	3,090,876
Other long-term assets	1,007,357	944,346

Total assets	$131,068,761	$136,186,935

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,069,174	$4,550,789
Accrued liabilities	3,579,765	3,759,800
Current portion of deferred revenue	3,292,341	3,265,260
Customer deposits	306,470	372,145

Total current liabilities	11,247,750	11,947,994
Deferred revenue, net of current portion	4,028,577	4,392,860
Liability for unrecorded tax benefits	2,283,122	2,281,840

Total liabilities	17,559,449	18,622,694

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized; no shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.00001 par value per share; 200 million shares authorized; 61,376,036 and 62,621,268 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	647	647
Additional paid-in capital	98,088,913	97,122,085
Treasury stock, 3,341,500 and 2,091,600 shares at March 31, 2011 and December 31, 2010, respectively	(19,769,874)	(14,708,237)
Retained earnings	35,204,923	35,185,191
Accumulated other comprehensive loss	(15,297)	(35,445)

Total stockholders’ equity	113,509,312	117,564,241

Total liabilities and stockholders’ equity	$131,068,761	$136,186,935

The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
Net sales	$23,116,949	$23,843,901
Total cost of products sold	10,908,086	10,353,480

Gross margin	12,208,863	13,490,421

Sales, general and administrative expenses	9,346,213	10,299,154
Research and development expenses	2,752,465	4,139,916

Income (loss) from operations	110,185	(948,649)

Interest and other income, net	26,322	7,899

Income (loss) before provision for income taxes	136,507	(940,750)
Provision (benefit) for income taxes	116,775	(448,145)

Net income (loss)	$19,732	$(492,605)

Income (loss) per common and common equivalent shares
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Weighted average number of common and common equivalent shares outstanding
Basic	62,409,267	62,332,170
Diluted	63,250,334	62,332,170
The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$19,732	$(492,605)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	2,068,092	1,540,157
Loss on disposal of fixed assets	45,409	11,932
Provision for doubtful accounts	13,158	—
Provision / write-off of excess and obsolete inventory	270,362	281,022
Provision for warranty	130,901	84,224
Stock-based compensation expense	962,917	1,009,594
Deferred income taxes	159,930	(35,983)
Provision for unrecognized tax benefits	1,282	(8,867)
Change in assets and liabilities:
Accounts receivable	1,925,549	(449,412)
Inventory	1,264,997	(2,883,190)
Prepaids and other assets	(1,201,733)	(1,626,337)
Accounts payable and accrued liabilities	(901,005)	(3,990,217)
Deferred revenue	(337,202)	(85,207)
Customer deposits	(65,675)	(21,038)

Net cash provided (used) by operating activities	4,356,714	(6,665,927)

Cash Flows from Investing Activities:
Purchases of investments	(9,785,345)	—
Purchases of property and equipment	(325,376)	(2,310,766)
Purchases of intangible assets	(87,856)	(59,493)

Net cash used by investing activities	(10,198,577)	(2,370,259)

Cash Flows from Financing Activities:
Repurchase of common stock	(5,061,649)	—
Proceeds from stock options exercised	3,923	957,836

Net cash (used) provided by financing activities	(5,057,726)	957,836

Effect of exchange rate change on cash and cash equivalents	26,948	(752)
Net decrease in cash and cash equivalents	(10,899,589)	(8,078,350)
Cash and cash equivalents, beginning of period	42,684,241	45,505,049

Cash and cash equivalents, end of period	$31,811,600	$37,425,947

Supplemental Disclosure:
Cash paid for income taxes — net	$36,000	$425,511
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
The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, TASER International Europe SE (“TASER Europe”). TASER Europe was established in 2010 to facilitate sales and provide customer service to our customers in the European region. All material intercompany accounts, transactions, and profits have been eliminated.
a. Basis of presentation, preparation and use of estimates
The accompanying unaudited consolidated financial statements of TASER include all adjustments (consisting only of normal recurring accruals) that in the opinion of management are necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of March 31, 2011 and for the three months ended March 31, 2011 and 2010. The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted from these unaudited consolidated financial statements in accordance with applicable rules. The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year (or any other period) and all results of operations included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
b. Segment information and major customers
Management has determined that its operations presently are comprised of one reportable segment, the sale of ECDs, accessories and other products and services. Based on the introduction of new product offerings in 2010, management will evaluate how the operating results of the Company will be reviewed internally on a go forward basis in order to improve the level of resource decision making and assessment of segment performance. Based on this evaluation, management will make the necessary changes to its internal management reporting system and subsequently, will perform a review to determine if the Company will redefine its reportable operating segments in accordance with U.S. GAAP. For the three months ended March 31, 2011, sales by geographic area were as follows:

	Three Months Ended March 31,
	2011	2010

United States	77%	75%
Other Countries	23%	25%

Total	100%	100%

Sales to customers outside of the United States are typically denominated in U.S. dollars and are attributed to each country based on the billing address of the distributor or customer. For the three months ended March 31, 2011 and 2010, no individual country outside of the U.S. represented a material amount of total net sales.
In the three months ended March 31, 2011 and 2010, one distributor represented approximately 12% and 10%, respectively, of total net sales. At March 31, 2011, the Company had receivables from two distributors comprising 22% and 10% of its aggregate accounts receivable balance. At December 31, 2010, the Company had receivables from three customers comprising 19%, 11% and 10% of its aggregate accounts receivable balance. These customers are unaffiliated distributors of the Company’s products.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
c. Income (loss) per common share
Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted income per share reflects the potential dilution that could occur if such options were exercised using the treasury stock method. The calculation of the weighted average number of shares outstanding and income (loss) per share are as follows:

	For the Three Months Ended March 31,
	2011	2010
Numerator for basic and diluted income (loss) per share
Net income (loss)	$19,732	$(492,605)

Denominator for basic income (loss) per share — weighted average shares outstanding	62,409,267	62,332,170
Dilutive effect of shares issuable under stock options outstanding	841,067	—

Denominator for diluted income (loss) per share — adjusted weighted average shares outstanding	63,250,334	62,332,170

Net Income (loss) per common share
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)
Net income per share as of March 31, 2011, includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method. For the three months ended March 31, 2011, the effects of 6,653,148 stock options were excluded from the calculation of diluted net income per share as their exercise prices were greater than the closing price of our common stock on March 31, 2011. As a result of the net loss for the three months ended March 31, 2010, we excluded 4,607,780 stock options from the calculation as their effect would have been to reduce the net loss per share.
d. Warranty costs
The Company warrants its X3 ECDs, X26 ECDs, M26 ECDs, TASER Cam, and Shockwave products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective unit for a fee. The TASER AXON Tactical Computer is warranted for one year and the Com hub user interface, Synapse Evidence Transfer Manager (ETM), Headcam and TASER C2 products are each warranted for a period of 90 days after purchase. The Company also sells extended warranties for periods of up to four years after the expiration of the limited one year warranty. After the one year standard warranty expires, if the device fails to operate properly for any reason, the Company will replace the TASER X26 for a prorated discounted price depending on when the product was placed into service. These fees are intended to cover the handling and repair costs and include a profit. Management tracks historical data related to returns and warranty costs on a quarterly basis, and estimates future warranty claims by applying the estimated weighted average return rate to the product sales for the period. If management becomes aware of a component failure that could result in larger than anticipated returns from its customers, the reserve would be increased. The reserve for warranty returns is included in accrued liabilities on the consolidated balance sheet. The following table summarizes the changes in the estimated product warranty liabilities for the three months ended March 31, 2011 and 2010.

	2011	2010

Balance at January 1,	$646,113	$369,311
Utilization of accrual	(130,901)	(84,224)
Warranty (benefit) expense	(98,221)	89,627

Balance at March 31,	$416,991	$374,714

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
e. Fair value of financial instruments
The Company uses the fair value framework for measuring financial assets and liabilities measured on a recurring basis and for non-financial assets and liabilities when these items are remeasured, The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:
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

The Company has cash equivalents which at March 31, 2011 and December 31, 2010 are comprised of money market mutual funds, valued using Level 1 valuation techniques. At March 31, 2011, the Company held some short term investments consisting of commercial paper. Based on management’s ability and intent to hold these investments to maturity, they are recorded at amortized cost on the balance sheet, Refer to note 2 for additional fair value disclosures for these short term investments. The Company’s financial instruments also include accounts receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair value approximates their carrying value on the balance sheet.
f. Recently adopted accounting guidance
In October 2009, the FASB issued authoritative guidance on revenue recognition that became effective for the Company beginning January 1, 2011. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
In December 2010, the FASB issued guidance to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The guidance became effective for the Company effective January 1, 2011 and its adoption did not have a material impact on the Company’s consolidated financial statements.
2. Cash, cash equivalents, and investments
Cash and cash equivalents include funds on hand and short-term investments with original maturities of three months or less. Short-term investments include securities generally having maturities of 90 days to one year. The Company’s short-term investments are invested in commercial paper, which, based on management’s intent and ability, are classified as held to maturity investments,recorded at amortized cost.
The following is a summary of cash, cash equivalents and held-to-maturity investments by type at March 31, 2011 and December 31, 2010:

	March 31, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Cash and money market funds	$31,811,600	$—	$—	$31,811,600	$42,684,241	$—	$—	$42,684,241
Commercial paper	9,785,345	110	(13,295)	9,772,160	—	—	—	—

Total cash, cash equivalents and investments	$41,596,945	$110	$(13,295)	$41,583,760	$42,684,241	$—	$—	$42,684,241

The following table summarizes the classification of cash, cash equivalents and investments in the accompanying balance sheet:

	March 31,	December 31,
	2011	2010
Cash	$11,266,128	$12,282,389
Cash equivalents	20,545,472	30,401,852

Total cash and cash equivalents	31,811,600	42,684,241

Short term investments	9,785,345	—
Long term investments	—	—

	$41,596,945	$42,684,241

The commercial paper, identified above as Short term investments at March 31, 2011, all have contractual maturities of less than one year. At March 31, 2011 held-to-maturity short term investments have gross unrealized losses of $13,295 which have been in a continuous unrealized loss position for less than 12 months.
The unrealized losses on the Company’s investments in commercial paper are due to interest rate fluctuations. As these investments were originally purchased at a premium, are short term in nature, are expected to be redeemed at par value and because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2011.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
3. Inventory
Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (FIFO) method, and includes allocations of manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. Inventories as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010

Raw materials and work-in-process	$12,126,537	$11,817,579
Finished goods	4,668,887	6,348,490
Reserve for excess and obsolete inventory	(515,378)	(350,664)

	$16,280,046	$17,815,405

4. Intangible assets
Intangible assets consisted of the following at March 31, 2011 and December 31, 2010:

		March 31, 2011			December 31, 2010
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Domain names	5 Years	$237,911	$77,450	$160,461	$237,911	$66,006	$171,905
Issued patents	4 to 15 Years	1,187,248	281,040	906,208	1,040,148	264,716	775,432
Issued trademarks	9 to 11 Years	231,301	43,709	187,592	207,721	37,659	170,062
Non compete agreements	5 to 7 Years	150,000	135,000	15,000	150,000	130,000	20,000

		1,806,460	537,199	1,269,261	1,635,780	498,381	1,137,399

Unamortized intangible assets:
TASER Trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		966,028		966,028	1,053,477		1,053,477

		1,866,028		1,866,028	1,953,477		1,953,477

		$3,672,488	$537,199	$3,135,289	$3,589,257	$498,381	$3,090,876

Amortization expense for the three months ended March 31, 2011, and 2010 was approximately $39,000 and $24,000, respectively. Estimated amortization expense of intangible assets for the remaining nine months of 2011 the next five years ended December 31, and thereafter is as follows:

2011 (remainder of year)	$121,552
2012	142,070
2013	142,073
2014	113,075
2015	104,324
2016	91,451
Thereafter	554,716

$1,269,261

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
5. Accrued liabilities
Accrued liabilities consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Accrued salaries and benefits	$1,790,365	$1,411,716
Accrued expenses	1,372,409	1,668,477
Accrued warranty expense	416,991	646,113
Accrued income tax	—	33,494

	$3,579,765	$3,759,800

6. Income taxes
Deferred Tax Assets
The net deferred income tax assets at March 31, 2011, include net operating loss and alternative minimum tax carryforwards, capitalized research and development costs, research and development tax credits, non-qualified stock-based compensation expense, deferred warranty revenue, warranty and inventory reserves and accrued vacation, partially offset by accelerated depreciation expense. The Company’s total current and long term deferred tax assets balance at March 31, 2011, is $20.0 million.
In preparing the Company’s consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities, and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business, as well as the generation of sufficient future taxable income. Management believes that, as of March 31, 2011, based on an evaluation and projections of future sales and profitability for fiscal 2011, no valuation allowance is necessary. However, such deferred tax assets could be reduced in the future if projections of future taxable income during the carryforward period are reduced.
The Company has completed research and development tax credit studies which identified approximately $5.9 million in tax credits for Federal, Arizona and California income tax purposes related to the 2003 through 2010 tax years, net of the federal benefit on the Arizona and California research and development tax credits. Management has made the determination that it is more likely than not that the full benefit of the research and development tax credit will not be sustained on examination and accordingly has established a cumulative liability for unrecognized tax benefits of $2.2 million as of March 31, 2011. In addition, management accrued approximately $106,000 for estimated uncertain tax positions related to certain state income tax liabilities. As of March 31, 2011, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the total unrecognized tax benefits of $2.3 million be recognized, the Company’s effective tax rate would be favorably impacted.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
The following presents a rollforward of our liability for unrecognized tax benefits as of March 31, 2011:

Unrecognized
Tax Benefits

Balance at January 1, 2011	$2,281,840
Decrease in prior year tax positions
Increase in current year tax positions	1,282
Decrease related to adjustment of previous estimates of activity	—
Decrease related to settlements with taxing authorities	—
Decrease related to lapse in statute of limitations	—

Balance at March 31, 2011	$2,283,122

Effective Tax Rate
Our estimated full year effective tax rate, before discrete period adjustments, is approximately 48%, which is above the statutory rate due to the impact of non-deductible expenses for items such as Incentive Stock Option (“ISO”) expense, meals and entertainment and lobbying fees, which make our net income for tax purposes significantly higher than our book pre-tax income. The high effective tax rate of 86% for the three months ended March 31, 2011, was driven by a discrete tax provision adjustment related to an enacted change in the Arizona state tax rate to be phased in between 2014 and 2017, which reduced our state related long term deferred tax assets primarily related to amortization of capitalized research and development. The Company is subject to federal, state and foreign taxes; however, no separate calculation of the foreign provision or deferred tax assets was calculated in the quarter ended March 31, 2011 due to the minimal amount of book loss in the foreign subsidiary and the comparability of the foreign tax rate to the U.S. tax rate.
7. Stockholders’ equity
Stock Repurchase
In March 2011, TASER’s Board of Directors authorized a stock repurchase program to acquire up to $12.5 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. Through March 31, 2011, the Company repurchased approximately 1.25 million shares at a weighted average cost, including commission, of $4.05 per share and a total cost of $5.1 million. Through May 6, 2011, the Company has repurchased a total of approximately 2.0 million shares at a weighted average cost of $4.19 per share and a total cost of $8.4 million.
Stock Option Activity
At March 31, 2011, the Company had four stock-based compensation plans, three of which are described more fully in Note 10 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K.
The following table summarizes the stock options available and outstanding as of March 31, 2011, as well as activity during the three months then ended:

		Outstanding Options
	Options Available for		Weighted Average
	Grant	Number of options	Exercise Price

Balance at December 31, 2010	2,478,768	7,507,286	$5.71
Granted	(764,546)	764,546	$4.69
Exercised	—	(4,668)	$0.84
Expired/terminated	11,554	(11,554)	$7.41

Balance at March 31, 2011	1,725,776	8,255,610	$5.61

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
The options outstanding as of March 31, 2011 have been segregated into five ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted Average		Average
		Exercise	Remaining	Number	Exercise
Range of Exercise Price	Number Outstanding	Price	Contractual Life	Exercisable	Price
$0.28 – $0.99	473,168	$0.37	1.9	473,168	$0.37
$1.03 – $2.41	650,379	$1.62	1.5	650,379	$1.62
$3.53 – $9.93	6,573,950	$5.81	7.1	4,644,461	$6.42
$10.07 – $19.76	533,413	$11.94	4.6	533,413	$11.94
$20.12 – $29.98	24,700	$22.91	3.1	24,700	$22.91

	8,255,610	$5.61	6.2	6,326,121	$5.94

The total fair value of options exercisable at March 31, 2011 and 2010 was $19.5 million and $19.4 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable was $3.4 million at March 31, 2011. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $4.06 per share, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised for the three month periods ended March 31, 2011 and 2010 was approximately $13,000 and $2,089,000 respectively.
At March 31, 2011, the Company had approximately 1.93 million unvested options outstanding with a weighted average exercise price of $4.81 per share, weighted average grant date fair value of $2.48 per share and a weighted average remaining contractual life of 8.8 years. Of these unvested options outstanding, management estimates that approximately 1.82 million options will ultimately vest based on its historical experience.
As of March 31, 2011, total unrecognized stock-based compensation expense related to unvested stock options was approximately $4.8 million, which is expected to be recognized over a remaining weighted average period of approximately 14 months.
Stock-Based Compensation Expense
The Company calculates the fair value of stock-based awards using the Black-Scholes-Merton option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the three month periods ended March 31, 2011 and 2010, and the resulting estimates of weighted-average fair value per share of options granted during those periods, are as follows:

	Three Months Ended March 31,
	2011	2010

Expected life of options	4.5 years	4.5 years
Weighted average volatility	56.3%	61.2%
Weighted average risk-free interest rate	1.8%	2.1%
Dividend rate	0.0%	0.0%
Weighted average fair value of options granted	$2.22	$2.88
The expected life of options represents the estimated period of time until exercise and is based on the Company’s historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of employee behavior. Expected stock price volatility is based on a combination of historical volatility of the Company’s stock and the one-year implied volatility of its publicly traded options for the related vesting periods. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. The estimated fair value of stock-based compensation awards and other options is amortized to expense on a straight line basis over the relevant vesting period. As share-based compensation expense is recognized on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s forfeiture rate was calculated based on its historical experience of awards which ultimately vested.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
Reported share-based compensation was classified as follows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Cost of Products Sold	$53,004	$71,509
Sales, general and administrative expenses	723,179	798,126
Research and development expenses	186,734	139,959

	$962,917	$1,009,594

Total share-based compensation expense recognized in the income statement for the three months ended March 31, 2011 and 2010 includes approximately $495,000 and $515,000, respectively, related to Incentive Stock Options (“ISO“s) for which no tax benefit is recognized. The Company did not tax effect the share-based compensation expense for tax purposes related to the non-qualified disposition of ISOs exercised and sold as the benefit will be recorded when the Company is in a position to realize the benefit with an offset to taxes payable in future periods. The total unrecognized tax benefit related to the non-qualified disposition of stock options in the three months ended March 31, 2011 and 2010 was approximately $13,000 and $2.1 million, respectively.
The Company has granted a cumulative total of 950,800 performance-based stock options from 2008 through 2011, the vesting of which is contingent upon the achievement of certain performance criteria related to the successful and timely development and market acceptance of future product introductions, as well as the future sales and operating performance of the Company. Compensation expense is recognized over the implicit service period (the date the performance condition is expected to be achieved) based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. At March 31, 2011, 485,600 unvested performance options with a remaining unrecognized stock based compensation expense of approximately $649,000. No options were forfeited during the three months ended March 31, 2011. During the three months ended March 31, 2010, 200,000 of these options were forfeited, resulting in the reversal of $294,000 of previously recognized compensation expense.
8. Line of credit
The Company has a line of credit agreement with a total availability of $10.0 million. The line is secured by the Company’s accounts receivable and inventory and bears interest at varying rates of interest, ranging from LIBOR plus 1.5% to prime (3.25% at March 31, 2011). The availability under this line is computed on a monthly borrowing base, which is based on the Company’s eligible accounts receivable and inventory. The line of credit which matures on June 30, 2011 and requires monthly payments of interest only. At March 31, 2011, there was no amount outstanding under the line of credit and the available borrowing under the existing line of credit was approximately $4.1 million. There have been no borrowings under the line of credit to date. The Company’s agreement with the bank requires compliance with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed coverage charge ratio can be no less than 1.25:1, based upon a trailing twelve month period. At March 31, 2011, the Company’s tangible net worth ratio was 0.16:1 and its fixed charge coverage ratio was 3.02:1. Accordingly, the Company was in compliance with those covenants.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
9. Commitments and Contingencies
Product Litigation
The Company is currently named as a defendant in 51 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers in connection with arrests or during training exercises. Companion cases arising from the same incident have been combined into one for reporting purposes.
In addition, 127 other lawsuits have been dismissed or judgment entered in favor of the Company which are not included in this number. An appeal was filed by the plaintiff in the Lee (TN), Thompson (MI), Marquez (AZ) and Rosa (CA) cases where judgment was entered in favor of the Company. These cases are not included in this number or in the table below.
Also not included in the number of pending lawsuits or in the table below is the Heston lawsuit in which a jury verdict was entered against the Company on June 6, 2008, and judgment was entered against the Company on January 30, 2009 in the amount of $153,150 as compensatory damages, $1,423,127 as attorney fees, and $182,000 as costs. These damages, fees and costs are covered by the Company’s insurance policies. The jury found that Mr. Heston’s own actions were 85% responsible for his death. The jury assigned 15% of the responsibility to TASER for a “negligent failure to warn” that extended or multiple TASER ECD applications could cause muscle contractions that could potentially contribute to acidosis to a degree that could cause cardiac arrest. The jury inappropriately awarded $5,200,000 in punitive damages against TASER, which were subsequently disallowed by the Court on October 24, 2008. The Court denied the balance of the Company’s motion for judgment as a matter of law on all other grounds. The Company has filed a notice of appeal with respect to the judgment and plaintiffs have filed a notice of cross appeal. On May 5, 2011 the 9th Circuit Court of Appeals issued a Memorandum in which it reversed the district court and vacated the judgment for compensatory damages for the estate against TASER in the amount of $21,000, reversed the district court and vacated the award of attorneys fees in the amount of $1,423,127, and affirmed the district court in vacating the punitive damage award in the amount of $5,200,000. The appellate court let stand the compensatory damages for Heston’s parents in the amount of $1,000,000 of which TASER is responsible for 15% or $150,000 which will be paid by the Company’s insurance company.
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Glowczenski	Oct-04	US District Court, ED NY	Wrongful Death	Trial rescheduled, date to be determined
Washington	May-05	US District Court, ED CA	Wrongful Death	Discovery Phase
Bagnell	Jul-06	Supreme Court for British Columbia, Canada	Wrongful Death	Dismissed
Hollman	Aug-06	US District Court, ED NY	Wrongful Death	Discovery Phase
Oliver	Sep-06	US District Court, MD FL, Orlando Division	Wrongful Death	Discovery Phase, trial scheduled June 2011
Augustine	Jan-07	11th Judicial Circuit Court, Miami-Dade, FL	Wrongful Death	Dismissed
Wendy Wilson, Estate of Ryan Wilson	Aug-07	District Court Boulder County, CO	Wrongful Death	Trial scheduled August 2011
Jack Wilson, Estate of Ryan Wilson (Companion to Wendy Wilson)	Nov-07	District Court Boulder County, CO	Wrongful Death	Trial scheduled August 2011

Salinas	Aug-08	US District Court, ND CA	Wrongful Death	Motion Phase,off trial calendar
Thomas (Pike)	Oct-08	US District Court, WD Louisiana, Alexandria	Wrongful Death	Discovery Phase
Carroll	Mar-09	US District Court, SD TX	Wrongful Death	Dismissal Pending
Shrum	May-09	Allen County District Court, Iola, KS	Wrongful Death	Trial Scheduled February 2012
Athetis	May-09	US District Court, AZ	Wrongful Death	Discovery Phase
Abrahams	Jul-09	CA Superior Court, Yolo County	Wrongful Death	Discovery Phase-trial scheduled November 2011
Humphreys	Oct-09	CA Superior Court, San Joaquin County	Wrongful Death	Discovery Phase
Terriquez	Feb-10	Superior Court of CA, Orange County	Wrongful Death	Discovery Phase, trial scheuduled July 2011
Rich	Feb-10	US District Court, NV	Wrongful Death	Discovery Phase
McKenzie	Feb-10	US Disctrict Court, ED CA	Wrongful Death	Discovery Phase, trial scheduled April 2012
Turner	Feb-10	General Court of Justice, Superior Court Div, Mecklenburg County, NC	Wrongful Death	Motion Phase, trial scheduled July 2011
Doan	Apr-10	Queens Bench Alberta, Red Deer Judicial Dist.	Wrongful Death	Pleading Phase
Piskkura	May-10	US District Court, OH	Wrongful Death	Discovery Phase, trial scheuduled March 2012
Corbin	Jun-10	Houston County Court, MD AL	Wrongful Death	Discovery Phase, trial scheuduled October 2011
Swayzer	Jun-10	US District Court, ND CA	Wrongful Death	Dismissed
DuBoise	Aug-10	US District Court, ED MO	Wrongful Death	Discovery Phase
Vaugn	Sep-10	US District Court, ND CA	Wrongful Death	Dismissed
Kelly	Oct-10	District Court for Harris County, TX	Wrongful Death	Discovery Phase
Jacobs	Oct-10	District Court for Travis County, TX	Wrongful Death	Discovery Phase
Woodward	Nov-10	Sumner County TN Court, 18th Judicial District	Wrongful Death	Dismissed
Juran	Dec-10	Hennepin County District Court, 4th Judicial District	Wrongful Death	Pleading Phase
Shymko	Dec-10	The Queens Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase
Williams	Dec-10	US District Court, MS	Wrongful Death	Discovery Phase, trial scheduled April 2012
English	May-11	US District Court, WD, VA	Wrongful Death	Pleading Phase
Stewart	Oct-05	Circuit Court for Broward County, FL	Training Injury	Discovery Phase
Lewandowski	Jan-06	US District Court, NV	Training Injury	Dismissed
Husband	Mar-06	British Columbia Supreme Court, Canada	Training Injury	Discovery Phase
Grable	Aug-08	FL 6th Judicial Circuit Court, Pinellas County	Training Injury	Discovery Phase
Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Discovery Phase
Bickle	Mar-09	18th Judicial District Court, Gallatin County, MT	Training Injury	Discovery Phase, trial scheduled December 2011
Foley	Mar-09	US District Court, MA	Training Injury	Dismissed
Peppler	Apr-09	Circuit Court 5th Judicial Dist., Sumter City, FL	Training Injury	Discovery Phase
Kandt	Jun-09	US District Court, ND NY	Training Injury	Discovery Phase
Ginger	Apr-10	Iowa District Court, Marion County	Training Injury	Discovery Phase, trial scheduled January 2012
Maynard	Apr-10	Superior Court, Hartford Judicial District, CT	Training Injury	Discovery Phase
Butler	Jan-11	US District Court, ND TX	Training Injury	Discovery Phase
Derbyshire	Nov-09	Ontario Superior Court of Justice	Officer Injury	Discovery Phase
Hollenback	Dec-10	St. Louis County Circuit Court MO	Officer Injury	Discovery Phase
Strough	Feb-11	US District Court, ED MO	Officer Injury	Pleading Phase
Lucas	Jun-09	US District Court, ED CA	Suspect Injury During Arrest	Dismissed
Wheat	Jul-09	CA Superior Court, Los Angeles County	Suspect Injury During Arrest	Discovery Phase, off trial calendar
Fahy	Dec-09	Circuit Court of City of St. Louis	Suspect Injury During Arrest	Discovery Phase
Tylecki	Jan-10	US District Court, DE	Suspect Injury During Arrest	Discovery Phase, trial scheduled July 2012
Thompson	Mar-10	11th Judicial Circuit Court Miami-Dade County, FL	Suspect Injury During Arrest	Discovery Phase
Wilson	Apr-10	US District Court, ND IL, ED	Suspect Injury During Arrest	Discovery Phase
Patterson	Jun-10	Circuit Court Pontotoc County, MS	Suspect Injury During Arrest	Discovery Phase, trial scheduled January 2012
Hadnot	Sep-10	US District Court, ED TX	Suspect Injury During Arrest	Discovery Phase, trial scheduled October 2011
Streeter	Dec-10	US District Court, OR	Suspect Injury During Arrest	Discovery Phase, trial scheduled April 2012
Bailey	Feb-11	US District Court, MD AL	Injury During Incarceration	Dismissed
Valkanet	Mar-11	US District Court, ND IL	Suspect Injury During Arrest	Pleading Phase
Sanders	Mar-11	US District Court, ND IL	Suspect Injury During Arrest	Pleading Phase
Payne	Mar-11	Blount County Circuit Court, TN	Suspect Injury During Arrest	Pleading Phase
Jefferson	Apr-11	US District Court, ED TX	Injury During Incarceration	Pleading Phase
Fountain	May-11	US District Court, MD FL	Suspect Injury During Arrest	Pleading Phase

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
In June 2008, we filed an amended complaint in the State Court of Fulton County, Georgia joining as a plaintiff in an existing lawsuit previously filed by certain current and former stockholders of the Company against Morgan Stanley & Co., Inc., and ten other brokerage firms alleging a conspiracy to unlawfully, deceptively, and fraudulently manipulate the price of the Company’s common stock in the context of illegal naked shorting. Specifically, the amended complaint alleges that the defendants committed conspiracy and endeavored to violate the Georgia Racketeer Influenced and Corrupt Organization Act; Securities Fraud; Theft By Taking; Theft By Deception; Violation of The Georgia Computer Systems Protection Act; Violation of the Georgia Securities Act; Violation of the Georgia Computer Systems Protection Act; and Conversion. The lawsuit seeks compensatory and punitive damages as well as expenses of litigation including attorneys’ fees and costs. Defendants have filed motions to dismiss or alternatively a motion for a more definite statement and, on July 29, 2009, the Court entered an order denying Defendants’ motion to dismiss and alternatively a motion for a more definite statement. Discovery has begun in this litigation and no trial date has been set. Defendants removed the case to United States District Court for the District of Georgia and Plaintiffs have filed a motion to remand the case back to state court. The court has not yet ruled on this motion to remand. We have reached a settlement with four of the Defendants.
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
General
From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. After carefully assessing the claim, and assuming we determine that we are not at fault, we vigorously defend and pursue any lawsuit filed against or by the Company. Although we do not expect the outcome in any pending individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition. In addition, the Company has two lawsuits where the costs of legal defense incurred are in excess of its liability insurance deductibles. As of March 31, 2011, the Company has been fully reimbursed by its insurance company for these legal costs. The Company may settle a lawsuit in situations where a settlement can be obtained for nuisance value and for an amount that is expected to be less than the cost of defending a lawsuit. The number of product liability lawsuits dismissed includes a small number of police officer training injury lawsuits that were settled by the Company and dismissed in cases where the settlement economics to the Company were significantly less than the cost of litigation. In addition, it is the Company’s policy to not settle suspect injury or death cases, although the Company’s insurance company may settle such lawsuits over the Company’s objection where the case is over the Company’s liability insurance deductibles. Due to the confidentiality of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not identify or comment on which specific lawsuits have been settled or the amount of any settlement.
10. Related Party Transactions
Aircraft charter
The Company reimburses Thomas P. Smith, Chairman of the Company’s Board of Directors, and Patrick W. Smith, the Company’s Chief Executive Officer, for business use of their personal aircraft. For the three months ended March 31, 2011 and 2010, the Company incurred expenses of approximately $54,000 and $79,000, respectively, to Thomas P. Smith. There were no expenses incurred to Patrick W. Smith for the three months ended March 31, 2011 and 2010. At March 31, 2011 and December 31, 2010, the Company had no outstanding payables due to Thomas P. Smith or Patrick W. Smith. Management believes that the rates charged by Thomas P. Smith and Patrick W. Smith are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
TASER Foundation
In November 2004, the Company established the TASER Foundation. The TASER Foundation is a 501(c)(3) non-profit corporation and has been granted tax exempt status by the Internal Revenue Service. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Over half of the initial $1 million endowment was contributed directly by TASER International, Inc. employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the three months ended March 31, 2011 and 2010, the Company incurred approximately $1,600 and $47,000, respectively, in such administrative costs. The Company is authorized by its Board of Directors to make a discretionary contribution up to a maximum of $200,000 per quarter. For the three months ended March 31 2011 and 2010, the Company did not make a discretionary contribution to the TASER Foundation.
Consulting services
The Company engages Mark Kroll, a member of the Board of Directors to provide consulting services. The expenses relating to these services for the three months ended March 31, 2011 and 2010 were approximately $53,000 and $30,000, respectively. At March 31, 2011 and December 31, 2010, the Company had accrued liabilities of approximately $26,000 and $20,000, respectively, for these services.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
11. Employee Benefit Plan
The Company has a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $16,500. The Company currently matches 100% of the first 3% of eligible compensation contributed to the Plan by each participant and 50% of the next 2% of eligible compensation contributed to the plan by each participant. Beginning January 1, 2008, the Company’s matching contributions are immediately vested. The Company’s matching contributions to the Plan for the three months ended March 31, 2011 and 2010 were approximately $125,000 and $137,000, respectively. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following is a discussion of the Company’s financial condition as of March 31, 2011, and results of operations for the three months ended March 31, 2011 and 2010. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: the impact of recently adopted accounting standards and guidance; estimated amortization charges in future years and our projected tax rate for 2011; our dividend policy; our expectations about unrecognized tax benefits and deferred income taxes; assumptions about the future vesting of outstanding stock options and the amortization of costs relating thereto; our litigation strategy; our intentions to hold our investment securities to maturity; the completion of our stock repurchase program in 2011; the outcome of pending litigation against us; the sufficiency of our capital resources and the availability of financing to the Company and our strategy with respect to hedging activities. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; budgetary and political constraints of prospects and customers; litigation risks resulting from alleged product-related injuries and media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; our dependence on sales of our TASER X26 ECDs; the negative impact that the introduction of new products could have on sales of existing products; our ability to manage our growth; our ability to ramp manufacturing production to meet demand; the outcome of pending litigation; establishment and expansion of our direct and indirect distribution channels; the acceptance of our EVIDENCE.com software model; our ability to design, introduce and sell new products; delays in development schedules; risks relating to acquisitions and joint ventures; the length of our sales cycle and our ability to realize benefits from our marketing and selling efforts; risks of governmental regulations, including regulations of our products by the U.S Consumer Product Safety Commission, regulation of our products as a “crime control” product by the Federal government, state and local government regulation and foreign regulation, our compliance with regulations governing the environment, including but not limited to, regulations within the European Union; our ability to protect our intellectual property; intellectual property infringement claims and relating litigation costs; competition in foreign countries relating to foreign patents; our successful identification of existing intellectual property rights that might infringe on our developments; the adverse effects that could result from our products being classified as firearms by the United States Bureau of Alcohol and Firearms; product defects; rapid technological change; our dependence on third party suppliers for key components of our products; component shortages; our dependence on foreign suppliers for key components; rising costs of raw materials and transportation relating to petroleum prices; catastrophic events; security vulnerabilities and service outages and disruptions relating to our EVIDENCE.com service; fluctuations in quarterly operating results; foreign currency fluctuations; counterparty risks relating to cash balances held in excess of FDIC insurance limits; employee retention risks and other factors identified in documents filed by us with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2010 under the caption ‘Risk Factors.”
Overview
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
Results of Operations
Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
The following table sets forth, for the periods indicated, our consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,				Increase / (Decrease)
	2011		2010		$	%

Net sales	$23,117	100.0%	$23,844	100.0%	$(727)	-3.0%
Cost of products sold	10,908	47.2%	10,354	43.4%	554	5.4%

Gross margin	12,209	52.8%	13,490	56.6%	(1,281)	-9.5%
Sales, general and administrative expenses	9,346	40.4%	10,299	43.2%	(954)	-9.3%
Research and development expenses	2,752	11.9%	4,140	17.4%	(1,388)	-33.5%

Income/(Loss) from operations	110	0.5%	(949)	-4.0%	1,059	-111.6%
Interest and other income, net	26	0.1%	8	0.0%	18	233.2%

Income/(Loss) before provision (benefit) for income taxes	137	0.6%	(941)	-3.9%	1,077	-114.5%
Provision (benefit) for income taxes	117	0.5%	(448)	-1.9%	565	-126.1%

Net Income/(Loss)	20	0.1%	(493)	-2.1%	$512	-104.0%

Note: Table may not foot due to rounding differences
Net Sales
For the three months ended March 31, 2011 and 2010, sales by product line and by geography were as follows (dollars in thousands):

	Three Months Ended March 31,
	2011		2010
Sales by Product Line
TASER X26	$10,281	44.5%	$10,671	44.8%
TASER C2	1,275	5.5%	1,226	5.1%
TASER Cam	640	2.8%	2,263	9.5%
ADVANCED TASER	1,765	7.6%	259	1.1%
Single Cartridges	6,674	28.9%	5,618	23.6%
X3	227	1.0%	450	1.9%
XREP	95	*	812	3.4%
AXON/EVIDENCE.com	187	*	—	0.0%
Other	1,973	8.5%	2,545	10.7%

Total	$23,117	100.0%	$23,844	100.0%

*	Less than 1%

	Three Months Ended March 31,
	2011	2010

United States	77%	75%
Other Countries	23%	25%

Total	100%	100%

Net sales decreased $0.7 million, or 3%, to $23.1 million for the first quarter of 2011 compared to $23.8 million for the first quarter of 2010. The decrease in sales versus the prior year quarter was primarily driven by fewer individually significant orders to international customers as well as the impact of federal stimulus funding which helped to drive sales in the prior year. Domestically, sales to law enforcement customers decreased over the prior year due to the impact of Federal stimulus funding in the first quarter of 2010, which was partially offset by an increase in sales to Federal agencies in the first quarter of 2011. Sales of our X26 ECDs and TASER Cams, decreased $0.4 million and $1.6 million, or 4% and 72%, respectively, partially offset by increased sales of single cartridges and ADVANCED TASERS which increased $1.1 million and $1.5 million, or 19% and 581%, respectively, compared to the prior year. Sales of new products, AXON/EVIDENCE.com, XREP and X3, contributed $0.5 million in sales in the first quarter of 2011. Other sales include extended warranty revenue, out of warranty repairs, government research grants, training and shipping revenues.
International sales for the first quarter of 2011 and 2010 represented approximately $5.3 million, or 23%, and $6.0 million, or 25%, of total net sales, respectively.
Cost of Products Sold
Cost of products sold increased by $0.6 million, or 5%, to $10.9 million for the first quarter of 2011 compared to $10.4 million for the first quarter of 2010. As a percentage of net sales, cost of products sold increased to 47.2% in the first quarter of 2011 compared to 43.4% in the first quarter of 2010. The increase in costs as a percent of sales is driven by the inclusion of approximately $1.2 million, representing a 5.0% increase in costs as a percentage of sales, of EVIDENCE.com datacenter operating and software maintenance costs in costs of products sold in the first quarter following the commercial availability of the service. A significant portion of these costs were included as part of research and development in the prior year. Excluding these software-as-a-service related costs, manufacturing costs decreased 1.2% as a percentage of sales attributable to a more favorable product sales mix and more efficient production with the impact of a full quarter of automated cartridge production as well as reductions in scrap and rework costs.
Gross Margin
Gross margin decreased $1.3 million, or 9%, to $12.2 million for the first quarter of 2011 compared to $13.5 million for the first quarter of 2010. As a percentage of net sales, gross margin decreased to 52.8.% for the first quarter of 2011 compared to 56.6% for the first quarter of 2010, a result of the factors discussed above under cost of products sold.
Sales, General and Administrative Expenses
For the three months ended March 31, 2011 and 2010, sales, general and administrative (“SG&A”) expenses were comprised of the following (dollars in thousands):

	Three Months Ended March 31,
			$	%
	2011	2010	Change	Change

Salaries, benefits and bonus	$2,688	$2,925	$(237)	-8.1%
Legal, professional and accounting fees	1,530	1,377	153	11.1%
Travel and meals	798	770	28	3.6%
Stock-based compensation	723	798	(75)	-9.4%
Consulting and lobbying	718	598	120	20.1%
Depreciation and amortization	554	524	30	5.7%
Sales and Marketing	756	1,601	(845)	-52.8%
D&O and liability insurance	458	420	38	9.0%
Other	1,121	1,286	(165)	-12.8%

Total	$9,346	$10,299	$(953)	-9.3%

Sales, general and administrative as % of net sales	40.4%	43.2%

Sales, general and administrative expenses were $9.3 million and $10.3 million in the first quarter of 2011 and 2010, respectively, a decrease of $1.0 million, or 9%. As a percentage of total net sales, SG&A expenses decreased to 40.4% for the first quarter of 2011 compared to 43.2% for the first quarter of 2010. The dollar decrease for the first quarter of 2011 compared to the same period in 2010 is attributable to a $0.3 million reduction in salaries, benefits, bonus and stock-based compensation primarily driven by measures taken to reduce our salaried headcount and fixed cost infrastructure in 2010. A continued focus on rationalizing discretionary spending also resulted in a $0.8 million reduction in sales and marketing related costs including advertising, tradeshows and outside commissions. These decreases in SG&A expense were partially offset by a $0.2 million increase in legal, professional and accounting fees driven by higher legal activity.
Research and Development Expenses
Research and development expenses were $2.8 million and $4.1 million for the first quarter of 2011 and 2010, respectively, a decrease of $1.3 million, or 34%, compared to the prior period. The reduction is partially attributable to costs in the prior year for the AXON product as well as the impact of cost-reduction measures. Additionally, the launch of EVIDENCE.com resulted in the Company including $1.2 million of expenses in cost of products sold for ongoing delivery and maintenance of the product, some of which were previously included in R&D in the first quarter of 2010, while the product was still in the development phase. Salary and stock-based compensation expense have also been reduced following some headcount reductions while consulting and travel expenses have decreased in line with cost containment efforts.
Provision / (Benefit) for Income Taxes
The provision for income taxes increased by $0.6 million to a provision of $0.1 million for the first quarter of 2011 compared to a benefit of $0.5 million for the first quarter of 2010. The high effective tax rate of 86% for the three months ended March 31, 2011, was driven by a discrete tax provision adjustment related to an enacted change in the Arizona state tax rate to be phased in between 2014 and 2017, which reduces our long term deferred tax assets. Our estimated full year effective tax rate for 2011, before discrete period adjustments, is approximately 48%, which is above the statutory rate due to the impact of non-deductible expenses for items such as ISO stock option expense, meals and entertainment and lobbying fees, which make our net income for tax purposes significantly higher than our book pre-tax income. The same non-deductible expenses are the main drivers behind the 48% effective tax rate in the first quarter of 2010, which represented the first quarter estimated effective tax rate for 2010.
Net Income / (Loss)
Our net income increased to $0.02 million, or $0.00 per basic and diluted share, for the first quarter of 2011 compared to a net loss of $0.5 million, or $(0.01) per basic and diluted share, for the first quarter of 2010.
Liquidity and Capital Resources
Summary
As of March 31, 2011, we had $41.6 million in cash, cash equivalents and investments; a decrease of $1.1 million from the end of 2010, which is a function of $4.3 million of cash provided by operations, partially offset by investments in property and equipment, and $5.1 million used for the buyback of Company common stock.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2011 and 2010 ($ in thousands):

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net cash provided (used) by operating activities	$4,357	$(6,666)
Net cash used by investing activities	(10,199)	(2,370)
Net cash (used) provided by financing activities	$(5,058)	$958
Operating activities
Net cash provided by operating activities in the first three months of 2011 of $4.3 million was primarily driven by pre-tax income for the period adjusted for the add-back of non-cash expenses including stock-based compensation expense of $1.0 million and depreciation and amortization expense of $2.1 million. Additionally, changes in working capital included a $1.9 million reduction in accounts receivable due to timing of collections and a decrease in sales for the month of March 2011 compared to December 2010, and a $1.3 million reduction in inventory as significant orders towards the end of the quarter reduced finished goods, particularly cartridges, on-hand at March 31, 2011. These reductions were partially offset by an increase in prepaid assets driven by payment of our annual liability insurance premium, while accounts payable and accrued liabilities decreased $0.9 million due to reduced activity and timing of payments to vendors.

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
Investing activities
We used $10.2 million for investing activities in the first quarter of 2011, comprised principally of $9.8 million for the purchase of short term investments and $0.4 million for the acquisition of various production and computer equipment and intangible assets.
We used $2.4 million for investing activities in the first three months of 2010, comprised of $1.4 million for capitalized software development costs related to EVIDENCE.com and our Protector platform and $1.0 million for the purchase of various production and computer equipment.
Financing activities
During the first three months of 2011 net used by financing activities was $5.1 million primarily attributable to the repurchase of Company common stock during the quarter.
During the first three months of 2010 net cash provided by financing activities was $1.0 million attributable to proceeds from stock options exercised during the period.
Liquidity
Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. We believe funds generated from our expected results of operation as well as available cash and cash equivalents will be sufficient to finance our operations and strategic initiatives for 2011 including the $12.5 million stock repurchase program we announced in March 2011, $5.1 million of which was completed by March 31, 2011, and the remainder of which we expect to complete in 2011. In addition, our revolving credit facility is available for additional working capital needs or investment opportunities. The facility matures on June 30, 2011, and we believe it will be renewable on similar terms. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.
Capital Resources
We have a revolving line of credit with a domestic bank with a total availability of $10.0 million. The line is secured primarily by the Company’s accounts receivable and inventory, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on June 30, 2011, and requires monthly payments of interest only. We expect to renew the line on similar terms upon its maturity. At March 31, 2011, there were no borrowings under the line and approximately $4.1 million was available based on the defined borrowing base, which is calculated based on our eligible accounts receivable and inventory. Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed coverage charge ratio can be no less than 1.25:1, based upon a trailing twelve month period. At March 31, 2011, the Company’s tangible net worth ratio was 0.16:1 and its fixed charge coverage ratio was 3.02:1. Accordingly, the Company was in compliance with those covenants.
Based on our strong balance sheet and the fact that we had no outstanding debt at March 31, 2011, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as of March 31, 2011.

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
Standard Product Warranty Reserves
We warrant our law enforcement ECDs from manufacturing defects on a limited basis for a period of one year after purchase and thereafter will replace any defective TASER unit for a fee. The TASER AXON Tactical Computer is warranted for one year and the Com hub user interface, Synapse Evidence Transfer Manager (ETM),Headcam and TASER C2 are warranted for a period of 90 days after purchase. We track historical data related to returns and warranty costs on a quarterly basis, and estimate future warranty claims based upon our historical experience. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of March 31, 2011, our reserve for warranty returns was $417,000 compared to a $646,000 reserve at December 31, 2010. The reduction is substantially driven by a reduction in product returns which we believe reflects various quality initiatives implemented in the manufacturing process as well as the utilization of specifically identified reserves.
Inventory
Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (FIFO) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities, and a determination of what costs are considered to be abnormal fixed production costs which are expensed as current period charges. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory increased to $515,000 at March 31, 2011, compared to $351,000 at December 31, 2010. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves might become necessary.
Accounts Receivable
Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. This allowance represents our best estimate and is based on our judgment after considering a number of factors including first-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. Our allowance for doubtful accounts was $200,000 at March 31, 2011 and December 31, 2010. In the event that actual uncollectible amounts differ from these estimates, changes in allowances for doubtful accounts might become necessary.
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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $5.9 million in tax credits for Federal, Arizona and California income tax purposes related to the 2003 through 2010 tax years, net of the federal benefit on the Arizona and California research and development tax credits. Management made the determination that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly has established a cumulative liability for unrecognized tax benefits of $2.2 million as of March 31, 2011. Also included as part of the $2.3 million total liability for unrecognized tax benefits is a management estimate of $106,000 related to uncertain tax positions for certain state income tax liabilities. As of March 31, 2011, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $2.3 million be recognized, the Company’s effective tax rate would be favorably impacted. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
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
In preparing the Company’s consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Management believes that as of March 31, 2011, based on an evaluation and projections of future sales and profitability, no valuation allowance was deemed necessary. However, such deferred tax assets could be reduced in the future if projections of future taxable income during the carryforward period are reduced.
Stock Based Compensation
We estimate the fair value of our stock-based compensation by using the Black-Scholes-Merton option pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (“forfeitures”). We have granted a combined total of 950,800 performance-based stock options, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance. These options will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on our statements of operations. Refer to Note 7 to our consolidated financial statements for further discussion of how we determined our valuation assumptions.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We invest in a limited number of financial instruments, which at March 31, 2011, consisted of investments in money market accounts and commercial paper, denominated in United States dollars.
All of our cash equivalents and marketable securities are treated as “held-to-maturity”. Investments in fixed rate interest earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity,” no gains or losses are recognized due to changes in interest rates and, as such, a 10% change in interest rates would not have a material adverse affect on our results of operations. These securities are reported at amortized cost, which approximates fair value.
Additionally, we have access to a line of credit borrowing facility which bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. At March 31, 2011, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $4.1 million. We have not borrowed any funds under the line of credit since its inception; however, should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See discussion of legal proceedings in Note 9 to the consolidated financial statements included in PART I, ITEM 1 of this Form 10-Q.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and the factor discussed below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following risk factor is being added to those previously disclosed:
The introduction of new product lines could negatively effect sales of our existing product lines.
Our introduction of new products or product lines could negatively affect sales of our existing product lines as customers may delay their purchasing decisions to evaluate the features of the new product. For example, in April 2010 we launched our X2 ECD. The X2 ECD is a new handheld high performance ECD similar in size to our most popular X26 product. The X2 has features that we believe law enforcement, military, corrections and professional security customers will find desirable, although at a higher acquisition cost than our X26 model. Although our customers may purchase the X2 instead of the X26, they may purchase a smaller number of X2 ECDs because of its higher acquisition cost. Also, our customers may delay their purchasing decision in order to evaluate both models.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On March 3, 2011 the Company announced that its board of directors had authorized a stock repurchase program pursuant to which the Company may repurchase up to $12.5 million of the Company’s common stock subject to stock market conditions and corporate considerations. This repurchase program [does not[ have an expiration date.

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs

January	—	—	—	—
February	—	—	—	—
March	1,249,900	$4.05	1,249,900	$7,438,350

Total	1,249,900	$4.05	1,249,900	$7,438,350

ITEM 6. EXHIBITS

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.
Date: May 9, 2011	/s/ Patrick W. Smith
Patrick W. Smith
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2011	/s/ Daniel M. Behrendt
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