Form 10-Q
period 2011-06-30
TASER INTERNATIONAL INC
filed 2011-08-08
CIK 1069183

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer company ☐	Smaller reporting ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
There were 59,497,286 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of August 4, 2011.

TASER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED June 30, 2011

Items 3, 4 and 5 are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
TASER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2011	December 31, 2010
ASSETS

Current Assets:
Cash and cash equivalents	$27,719,405	$42,684,241
Short term investments	10,775,112	—
Accounts receivable, net of allowance of $200,000 at June 30, 2011 and December 31, 2010, respectively	9,978,838	13,542,535
Inventory	16,049,209	17,815,405
Prepaid expenses and other current assets	3,449,974	1,999,525
Deferred income tax assets, net	8,129,195	6,284,489

Total current assets	76,101,733	82,326,195

Property and equipment, net	31,768,928	35,905,765
Deferred income tax assets, net	13,819,753	13,919,753
Intangible assets, net	3,145,911	3,090,876
Other long-term assets	716,493	944,346

Total assets	$125,552,818	$136,186,935

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,995,678	$4,550,789
Accrued liabilities	6,603,304	3,759,800
Current portion of deferred revenue	3,023,251	3,265,260
Customer deposits	276,417	372,145

Total current liabilities	14,898,650	11,947,994
Deferred revenue, net of current portion	3,719,053	4,392,860
Liability for unrecorded tax benefits	2,279,851	2,281,840

Total liabilities	20,897,554	18,622,694

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized; no shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.00001 par value per share; 200 million shares authorized; 59,704,086 and 62,621,268 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	647	647
Additional paid-in capital	98,965,932	97,122,085
Treasury stock, 5,013,450 and 2,091,600 shares at June 30, 2011 and December 31, 2010, respectively	(27,208,053)	(14,708,237)
Retained earnings	32,910,091	35,185,191
Accumulated other comprehensive loss	(13,353)	(35,445)

Total stockholders’ equity	104,655,264	117,564,241

Total liabilities and stockholders’ equity	$125,552,818	$136,186,935

The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$21,198,055	$19,120,525	$44,315,004	$42,964,426
Total cost of products sold	8,956,362	9,489,815	19,865,649	19,843,295

Gross margin	12,241,693	9,630,710	24,449,355	23,121,131

Sales, general and administrative expenses	9,065,847	9,988,885	18,401,230	20,276,107
Research and development expenses	2,793,235	3,055,049	5,545,699	7,194,965
Litigation judgment expense	3,301,243	—	3,301,243	—
Loss on impairment	1,350,504	—	1,350,504	—
Loss on write down / disposal of property and equipment, net	747,409	22,510	757,038	34,442

Loss from operations	(5,016,545)	(3,435,734)	(4,906,359)	(4,384,383)

Interest and other income, net	1,261,885	6,203	1,288,206	14,102

Loss before income tax benefit	(3,754,660)	(3,429,531)	(3,618,153)	(4,370,281)
Income tax benefit	(1,459,828)	(2,070,142)	(1,343,053)	(2,518,287)

Net loss	$(2,294,832)	$(1,359,389)	$(2,275,100)	$(1,851,994)

Loss per common and common equivalent shares
Basic	$(0.04)	$(0.02)	$(0.04)	$(0.03)
Diluted	$(0.04)	$(0.02)	$(0.04)	$(0.03)

Weighted average number of common and common equivalent shares outstanding
Basic	60,605,140	62,333,929	61,515,979	62,450,722
Diluted	60,605,140	62,333,929	61,515,979	62,450,722
The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net Loss	$(2,275,100)	$(1,851,994)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Loss on impairment	1,350,504	—
Depreciation and amortization	4,117,580	3,128,328
Loss on write down / disposal of property and equipment, net	757,038	34,442
Provision for doubtful accounts	14,580	2,764
Provision / write-off of excess and obsolete inventory	328,870	806,350
Provision for warranty	79,886	321,137
Stock-based compensation expense	1,839,924	1,926,220
Litigation judgment accrual	3,301,243	—
Deferred income taxes	(1,744,706)	(1,427,397)
Provision for unrecognized tax benefits	(1,989)	(65,159)
Change in assets and liabilities:
Accounts receivable	3,546,984	4,383,916
Inventory	1,044,680	(4,797,031)
Prepaids and other assets	(1,592,862)	(2,705,926)
Accounts payable and accrued liabilities	(599,996)	(2,159,154)
Deferred revenue	(915,816)	119,355
Customer deposits	(95,728)	(105,793)

Net cash provided (used) by operating activities	9,155,092	(2,389,942)

Cash Flows from Investing Activities:
Purchases of investments	(10,775,112)	—
Purchases of property and equipment	(659,872)	(3,193,856)
Purchases of intangible assets	(213,276)	(180,053)

Net cash used by investing activities	(11,648,260)	(3,373,909)

Cash Flows from Financing Activities:
Repurchase of common stock	(12,499,816)	—
Proceeds from stock options exercised	3,923	961,037

Net cash (used) provided by financing activities	(12,495,893)	961,037

Effect of exchange rate change on cash and cash equivalents	24,225	(102,981)
Net decrease in cash and cash equivalents	(14,989,061)	(4,802,814)
Cash and cash equivalents, beginning of period	42,684,241	45,505,049

Cash and cash equivalents, end of period	$27,719,405	$40,599,254

Supplemental Disclosure:
Cash paid for income taxes	$36,000	$528,532

Non-Cash Transactions:
Property and equipment purchases in accounts payable	$507,260	$39,134
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
a. Basis of presentation, preparation and use of estimates
The accompanying unaudited consolidated financial statements of TASER include all adjustments (consisting only of normal recurring accruals) that in the opinion of management are necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of June 30, 2011, and for the three and six months ended June 30, 2011 and 2010. The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted from these unaudited consolidated financial statements in accordance with applicable rules. The results of operations for the three and six months ended June 30, 2011 and 2010, are not necessarily indicative of the results to be expected for the full year (or any other period) and all results of operations included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
b. Segment information and major customers
Management has determined that its operations presently are comprised of one reportable segment, the sale of ECDs, accessories and other products and services. Based on the introduction of new product offerings in 2010, management will evaluate how the operating results of the Company will be reviewed internally on a go forward basis in order to improve the level of resource decision making and assessment of segment performance. Based on this evaluation, management will make the necessary changes to its internal management reporting system and subsequently, will perform a review to determine if the Company will redefine its reportable operating segments in accordance with U.S. GAAP. For the three and six months ended June 30, 2011 and 2010, sales by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

United States	77%	84%	77%	79%
Other Countries	23%	16%	23%	21%

Total	100%	100%	100%	100%

Sales to customers outside of the United States are typically denominated in U.S. dollars and are attributed to each country based on the billing address of the distributor or customer. For the three months ended June 30, 2011, sales to Australia represented approximately 10% of net sales. For the three months ended June 30, 2010, no individual country outside of the U.S. represented a material amount of total net sales. For the six months ended June 30, 2011 and 2010, no individual country outside of the U.S. represented a material amount of total net sales.
In the three months ended June 30, 2011, two distributors represented approximately 15% and 11% of total net sales. In the three months ended June 30, 2010, one distributor represented approximately 10% of total net sales. In the six months ended June 30, 2011, one distributor represented approximately 12% of total net sales. In the six months ended June 30, 2010, one distributor represented approximately 10% of total net sales. At June 30, 2011, the Company had receivables from two distributors comprising 19% and 14% of its aggregate accounts receivable balance. At December 31, 2010, the Company had receivables from three customers comprising 19%, 11% and 10% of its aggregate accounts receivable balance. These customers are unaffiliated distributors of the Company’s products.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
c. Loss per common share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented. Diluted loss per share reflects the potential dilution that could occur if such options were exercised using the treasury stock method. The calculation of the weighted average number of shares outstanding and loss per share are as follows:

	For the Three Months Ended June 30		For the Six Months Ended June 30,
	2011	2010	2011	2010
Numerator for basic and diluted loss per share
Net loss	$(2,294,832)	$(1,359,389)	$(2,275,100)	$(1,851,994)

Denominator for basic loss per share - weighted average shares outstanding	60,605,140	62,333,929	61,515,979	62,450,722
Dilutive effect of shares issuable under stock options outstanding	—	—	—	—

Denominator for diluted loss per share - adjusted weighted average shares outstanding	60,605,140	62,333,929	61,515,979	62,450,722

Net loss per common share
Basic	$(0.04)	$(0.02)	$(0.04)	$(0.03)
Diluted	$(0.04)	$(0.02)	$(0.04)	$(0.03)
As a result of the net loss per share for the three months and six months ended June 30, 2011, the effects of 7,031,017 and 7,015,738 stock options, respectively, were excluded from the calculation as their effect would have been to reduce net loss per share. As a result of the net loss for the three and six months ended June 30, 2010, the effects of 6,335,522 and 4,753,281 stock options, respectively, were excluded from the calculation as their effect would have been to reduce the net loss per share.
d. Warranty costs
The Company warrants its X2 ECDs, X3 ECDs, X26 ECDs, M26 ECDs, XREP, TASER CAM, Shockwave, AXON Tactical Computer, Com Hub user interface, Synapse Evidence Transfer Manager (ETM), and HeadCam products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter will replace any defective unit for a fee. The TASER C2 product is warranted for a period of 90 days after purchase. The Company also sells extended warranties for periods of up to four years after the expiration of the limited one year warranty. After the one year standard warranty expires, if the device fails to operate properly for any reason, the Company will replace the TASER X26 for a prorated discounted price depending on when the product was placed into service. These fees are intended to cover the handling and repair costs and include a profit. Management tracks historical data related to returns and warranty costs on a quarterly basis, and estimates future warranty claims by applying the estimated weighted average return rate to the product sales for the period. If management becomes aware of a component failure that could result in larger than anticipated returns from its customers, the reserve would be increased. The reserve for warranty returns is included in accrued liabilities on the consolidated balance sheet. The following table summarizes the changes in the estimated product warranty liabilities for the six months ended June 30, 2011 and 2010.

	2011	2010

Balance at January 1,	$646,113	$369,311
Utilization of accrual	(395,911)	(264,291)
Warranty expense	79,886	321,137

Balance at June 30,	$330,088	$426,157

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
e. Capitalized software development costs
For development costs related to EVIDENCE.com, the Company’s Software as a Service (SaaS) product, the Company capitalizes qualifying computer software costs that are incurred during the application development stage. Costs related to preliminary project planning activities and post-implementation activities are expensed as incurred. For the three and six months ended June 30, 2011, the Company did not capitalize any such costs. For the three and six months ended June 30, 2010, the Company capitalized $528,000 and $1,320,000, respectively, of qualifying software development costs.
f. Fair value of financial instruments
The Company uses the fair value framework for measuring financial assets and liabilities measured on a recurring basis and for non-financial assets and liabilities when these items are remeasured. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:
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

The Company has cash equivalents which at June 30, 2011 and December 31, 2010 are comprised of money market mutual funds, valued using Level 1 valuation techniques. At June 30, 2011, the Company held some short term investments consisting of commercial paper. Based on management’s ability and intent to hold these investments to maturity, they are recorded at amortized cost on the balance sheet. Refer to note 2 for additional fair value disclosures for these short term investments. The Company’s financial instruments also include accounts receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair value approximates their carrying value on the balance sheet.
g. Valuation of Long-lived Assets
We review long-lived assets, such as property and equipment and intangible assets subject to and not subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We utilize a two-step approach to testing long-lived assets for impairment. The first step tests for possible impairment indicators. If an impairment indicator is present, the second step measures whether the asset is recoverable based on a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our review requires the use of judgment and estimates.
In the three and six months ended June 30, 2011, the Company recognized $1,350,504 in impairment charges associated with its Protector product line following the Company’s decision to abandon ongoing operations relating to this line. No impairment charges were recorded in 2010.
In the three and six months ended June 30, 2011, the Company incurred a loss on write down/disposal of property and equipment of $747,000 and $757,000, respectively following a decision to dispose of surplus equipment for Evidence.com options. Loss on write down/disposal of equipment for the three and six months ended June 30, 2010 was $23,000 and $34,000, respectively.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
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
In December 2010, the FASB issued authoritative guidance on business combinations concerning the disclosure of supplementary pro forma information which will be effective for the Company prospectively for business combinations for which the acquisition date is on or after January 1, 2011. The new guidance clarifies the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented. The amendments are also designed to improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. Management does not expect adoption of this new guidance to have a material impact on the Company’s consolidated financial statements.
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
In June 2011, the FASB issued guidance to require presentation of the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance will be effective for the Company on January 1, 2012, and management does not believe its adoption will have a material impact on the Company’s consolidated financial statements.
2. Cash, cash equivalents, and investments
Cash and cash equivalents include funds on hand and short-term investments with original maturities of three months or less. Short-term investments include securities generally having maturities of 90 days to one year. The Company’s short-term investments are invested in commercial paper, which, based on management’s intent and ability, are classified as held to maturity investments, recorded at amortized cost.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
The following is a summary of cash, cash equivalents and held-to-maturity investments by type at June 30, 2011 and December 31, 2010:

	June 30, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Cash and money market funds	$27,719,405	$—	$—	$27,719,405	$42,684,241	$—	$—	$42,684,241
Commercial paper	10,675,112	84	15,251	10,659,945	—	—	—	—
Certificate of Deposit	100,000	—	319	99,681	—	—	—	—

Total cash, cash equivalents and investments	$38,494,517	$84	$15,570	$38,479,031	$42,684,241	$—	$—	$42,684,241

The following table summarizes the classification of cash, cash equivalents and investments in the accompanying balance sheet:

	June 30,	December 31,
	2011	2010
Cash	$8,231,945	$12,282,389
Cash equivalents	19,487,460	30,401,852

Total cash and cash equivalents	27,719,405	42,684,241

Short term investments	10,775,112	—
Long term investments	—	—

	$38,494,517	$42,684,241

The commercial paper investments, identified above as short-term investments at June 30, 2011, have contractual maturities of less than one year. At June 30, 2011, held-to-maturity short-term investments have gross unrealized losses of $15,570, which have been in a continuous unrealized loss position for less than 12 months. The unrealized losses on the Company’s investments in commercial paper are due to interest rate fluctuations. As these investments were originally purchased at a premium, are short-term in nature, are expected to be redeemed at par value and because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2011.
3. Inventory
Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (FIFO) method, and includes allocations of manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. Inventories as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010

Raw materials and work-in-process	$12,430,725	$11,817,579
Finished goods	4,158,460	6,348,490
Reserve for excess and obsolete inventory	(539,976)	(350,664)

	$16,049,209	$17,815,405

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
4. Intangible assets
Intangible assets consisted of the following at June 30, 2011 and December 31, 2010:

		June 30, 2011			December 31, 2010
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Domain names	5 Years	$168,428	$88,894	$79,534	$237,911	$66,006	$171,905
Issued patents	4 to 15 Years	1,370,969	299,476	1,071,493	1,040,148	264,716	775,432
Issued trademarks	9 to 11 Years	235,600	50,056	185,544	207,721	37,659	170,062
Non compete agreements	5 to 7 Years	150,000	140,000	10,000	150,000	130,000	20,000

		1,924,997	578,426	1,346,571	1,635,780	498,381	1,137,399

Unamortized intangible assets:
TASER Trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		899,340		899,340	1,053,477		1,053,477

		1,799,340		1,799,340	1,953,477		1,953,477

		$3,724,337	$578,426	$3,145,911	$3,589,257	$498,381	$3,090,876

Amortization expense for the three and six months ended June 30, 2011, was approximately $41,000 and $80,000, respectively. Amortization expense for the three and six months ended June 30, 2010, was approximately $24,000 and $48,000, respectively. Estimated amortization expense of intangible assets for the remaining six months of 2011, the next five years ended December 31, and thereafter is as follows:

2011 (remainder of year)	$74,546
2012	129,093
2013	129,096
2014	128,179
2015	119,427
2016	106,556
Thereafter	659,674

$1,346,571

5. Accrued liabilities
Accrued liabilities consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Accrued salaries and benefits	$1,620,218	$1,411,716
Accrued litigation judgment expense	3,300,000	—
Accrued expenses	1,352,998	1,668,477
Accrued warranty expense	330,088	646,113
Accrued income tax	—	33,494

	$6,603,304	$3,759,800

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
6. Income taxes
Deferred Tax Assets
The net deferred income tax assets at June 30, 2011, include net operating loss and alternative minimum tax carryforwards, capitalized research and development costs, research and development tax credits, non-qualified stock-based compensation expense, deferred warranty revenue, warranty and inventory reserves and accrued vacation, partially offset by accelerated depreciation expense. The Company’s total current and long term deferred tax assets balance at June 30, 2011, is $21.9 million.
In preparing the Company’s consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities, and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business, as well as the generation of sufficient future taxable income. Management believes that, as of June 30, 2011, based on an evaluation and projections of future sales and profitability for fiscal 2011, no valuation allowance is necessary. However, such deferred tax assets could be reduced in the future if projections of future taxable income during the carryforward period are reduced.
The Company has completed research and development tax credit studies which identified approximately $5.9 million in tax credits for Federal, Arizona and California income tax purposes related to the 2003 through 2010 tax years, net of the federal benefit on the Arizona and California research and development tax credits. Management has made the determination that it is more likely than not that the full benefit of the research and development tax credit will not be sustained on examination and accordingly has established a cumulative liability for unrecognized tax benefits of $2.2 million as of June 30, 2011. In addition, management accrued approximately $106,000 for estimated uncertain tax positions related to certain state income tax liabilities. As of June 30, 2011, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefits of $2.3 million be recognized, the Company’s effective tax rate would be favorably impacted.
The following presents a rollforward of our liability for unrecognized tax benefits as of June 30, 2011:

Unrecognized
Tax Benefits

Balance at January 1, 2011	$2,281,840
Decrease in prior year tax positions	—
Increase in current year tax positions	(1,989)
Decrease related to adjustment of previous estimates of activity	—
Decrease related to settlements with taxing authorities	—
Decrease related to lapse in statute of limitations	—

Balance at June 30, 2011	$2,279,851

Effective Tax Rate
Our estimated full year effective tax rate, before discrete period adjustments, is approximately 48%, which is above the statutory rate due to the impact of non-deductible expenses for items such as Incentive Stock Option (“ISO”) expense, meals and entertainment and lobbying fees, which make our projected annual net income for tax purposes significantly higher than our book pre-tax income. The overall effective tax rate of 38.9% and 37.1% for the three and six months ended June 30, 2011, was below our estimated annual effective tax rate due to treating the litigation judgment expense, asset impairment expense and the lawsuit settlement proceeds as discrete items due to their significant and unusual nature and therefore taxeffecting them at the statutory rate.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
7. Stockholders’ equity
Stock Repurchase
In March 2011, TASER’s Board of Directors authorized a stock repurchase program to acquire up to $12.5 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. Through June 30, 2011, the Company repurchased approximately 2.9 million shares at a weighted average cost, including commissions, of $4.28 per share and a total cost of $12.5 million. During July 2011, TASER’s Board of Directors authorized an additional repurchase program to acquire up to $20 million of the Company’s outstanding common stock, subject to stock market conditions and corporate considerations. Through August 4, 2011, the Company has repurchased a total of approximately 207,000 shares at an average cost of $4.22 per share and a total cost of $0.9 million.
Stock Option Activity
At June 30, 2011, the Company had four stock-based compensation plans, three of which are described more fully in Note 10 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K.
The following table summarizes the stock options available and outstanding as of June 30, 2011, as well as activity during the six months then ended:

		Outstanding Options
	Options Available		Weighted Average
	for Grant	Number of options	Exercise Price

Balance at December 31, 2010	2,478,768	7,507,286	$5.71
Granted	(933,728)	933,728	$4.65
Exercised	—	(4,668)	$0.84
Expired/terminated	46,354	(46,354)	$5.46

Balance at June 30, 2011	1,591,394	8,389,992	$5.59

The options outstanding as of June 30, 2011, have been segregated into five ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted Average		Average
		Exercise	Remaining	Number	Exercise
Range of Exercise Price	Number Outstanding	Price	Contractual Life	Exercisable	Price
$0.28 - $0.99	473,168	$0.37	1.7	473,168	$0.37
$1.03 - $2.41	650,379	$1.62	1.3	650,379	$1.62
$3.53 - $9.93	6,708,332	$5.78	6.8	5,099,926	$6.28
$10.07 - $19.76	533,413	$11.94	4.4	533,413	$11.94
$20.12 - $29.98	24,700	$22.91	2.9	24,700	$22.91

	8,389,992	$5.59	6.0	6,781,586	$5.87

The total fair value of options exercisable at June 30, 2011 and 2010 was $20.9 million and $19.7 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2011, was $4.2 million and $4.1 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $4.55 per share, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised for the three and six month periods ended June 30, 2011, was $0 and approximately $13,000, respectively. Total intrinsic value of options exercised for the three and six month periods ended June 30, 2010 was approximately $39,000 and $2,128,000, respectively.
At June 30, 2011, the Company had approximately 1.6 million unvested options outstanding with a weighted average exercise price of $4.76 per share, weighted average grant date fair value of $2.19 per share and a weighted average remaining contractual life of 8.7 years. Of these unvested options outstanding, management estimates that approximately 1.5 million options will ultimately vest based on its historical experience.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
As of June 30, 2011, total unrecognized stock-based compensation expense related to unvested stock options was approximately $4.2 million, which is expected to be recognized over a remaining weighted average period of approximately 15 months.
Stock-Based Compensation Expense
The Company calculates the fair value of stock-based awards using the Black-Scholes-Merton option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the three and six month periods ended June 30, 2011 and 2010, and the resulting estimates of weighted-average fair value per share of options granted during those periods, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Expected life of options	4.5 years	4.5 years	4.5 years	4.5 years
Weighted average volatility	52.8%	62.2%	55.7%	61.5%
Weighted average risk-free interest rate	1.5%	2.0%	1.7%	2.1%
Dividend rate	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of options granted	$2.01	$2.25	$2.17	$2.71
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
Reported share-based compensation was classified as follows for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Cost of Products Sold	$51,976	$80,476	$104,980	$151,985
Sales, general and administrative expenses	649,566	724,464	1,372,745	1,522,591
Research and development expenses	175,465	111,686	362,199	251,644

	$877,007	$916,626	$1,839,924	$1,926,220

Total share-based compensation expense recognized in the income statement for the three and six months ended June 30, 2011, includes approximately $430,000 and $1.4 million, respectively, related to Incentive Stock Options (“ISOs”) for which no tax benefit is recognized. Total share-based compensation expense recognized in the income statement for the three and six months ended June 30, 2010, includes approximately $503,000 and $1.3 million, respectively, related to ISOs for which no tax benefit is recognized. The Company did not tax effect the share-based compensation expense for tax purposes related to the non-qualified disposition of ISOs exercised and sold as the benefit will be recorded when the Company is in a position to realize the benefit with an offset to taxes payable in future periods. The total unrecognized tax benefit related to the non-qualified disposition of stock options in the three and six months ended June 30, 2011, was approximately $430,000 and $1.4 million, respectively. The total unrecognized tax benefit related to the non-qualified disposition of stock options in the three and six months ended June 30, 2010, was approximately $39,000 and $2.1 million, respectively.
The Company has granted a cumulative total of 950,800 performance-based stock options from 2008 through June 30, 2011, the vesting of which is contingent upon the achievement of certain performance criteria related to the successful and timely development and market acceptance of future product introductions, as well as the future sales and operating performance of the Company. Compensation expense is recognized over the implicit service period (the date the performance condition is expected to be achieved) based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. At June 30, 2011, 259,452 unvested performance options with a fair value of approximately $603,000 remain outstanding. No options were forfeited during the three or six months ended June 30, 2011. During the three and six months ended June 30, 2010, 25,000 and 225,000 of these options, respectively, were forfeited, resulting in the reversal of approximately $52,000 and $346,000, respectively, of previously recognized compensation expense.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
8. Line of credit
The Company has a line of credit agreement with a total availability of $10.0 million. The line is secured by the Company’s accounts receivable and inventory and bears interest at varying rates of interest, currently LIBOR plus 1.25%. The line of credit which was amended and renewed in June 2011, primarily to remove the borrowing base restriction, matures on June 30, 2013 and requires monthly payments of interest only. At June 30, 2011, there was no amount outstanding under the line of credit. There have been no borrowings under the line of credit to date. The Company’s agreement with the bank requires compliance with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed coverage charge ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At June 30, 2011, the Company’s tangible net worth ratio was 0.21:1 and its fixed charge coverage ratio was 2.65:1. Accordingly, the Company was in compliance with those covenants.
9. Commitments and Contingencies
Product Litigation
The Company is currently named as a defendant in 52 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers in connection with arrests or during training exercises. Companion cases arising from the same incident have been combined into one for reporting purposes.
In addition, 132 other lawsuits have been dismissed or judgment entered in favor of the Company which are not included in this number. An appeal was filed by the plaintiff in the Lee (TN), Thompson (MI), Marquez (AZ), Oliver (FL) and Rosa (CA) cases where judgment was entered in favor of the Company. In July 2011, the Court of Appeals affirmed the judgment in favor of the Company in the Lee (TN) appeal and in August denied the plaintiff’s request for a rehearing. These cases are not included in this number or in the table below.
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
The Turner (NC) lawsuit was tried in July 2011 and resulted in a jury verdict of $10 million against the Company. The Company has filed post trial motions seeking judgment as a matter of law notwithstanding the verdict and in the alternative a new trial or alternatively a remittitur of the jury award. The court has not yet entered judgment. The Company has recorded a litigation judgment expense of $3.3 million in the second quarter of 2011, which represents management’s best estimate of the Company’s uninsured portion of the judgment after consideration of available insurance coverage.
With respect to each of the pending 52 lawsuits, the following table lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. While the facts vary from case to case, the product liability claims are typically based on an alleged product defect resulting in injury or death, usually involving a failure to warn, and the plaintiffs are seeking monetary damages. This table also lists those cases that were dismissed or judgment entered during the most recent fiscal quarter. Cases that were dismissed or judgment entered in prior fiscal quarters are not included in this table. The claims and in some instances, the defense of each of these lawsuits has been submitted to our insurance carriers that maintained insurance coverage during these applicable periods and we continue to maintain product liability insurance coverage with varying limits and deductibles. Our product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $1,000,000 in per incident deductibles. For the 2010 insurance policy year, our product liability insurance coverage was $10 million and, as noted above, in the Turner (NC) case the Company received an adverse $10 million jury verdict. After consideration of remaining available insurance coverage, the Company's uninsured exposure related to this case is approximately $3.3 million. While the Company will explore every possible legal channel to have this verdict overturned, in the event the verdict stands, the Company's insurance coverage for the 2010 policy year will be exhausted and, for any other claims relating to the 2010 policy year, the Company will not have insurance coverage for defense costs or any other adverse judgments, should they arise. We are defending each of these lawsuits vigorously and do not expect these lawsuits to individually and in the aggregate, materially affect our business, results of operations or financial condition.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

Plaintiff	Served	Jurisdiction	Claim Type	Status
Glowczenski	Oct-04	US District Court, ED NY	Wrongful Death	Trial rescheduled, date to be determined
Washington	May-05	US District Court, ED CA	Wrongful Death	Discovery Phase
Bagnell	Jul-06	Supreme Court for British Columbia, Canada	Wrongful Death	Dismissed
Hollman	Aug-06	US District Court, ED NY	Wrongful Death	Discovery Phase
Oliver	Sep-06	US District Court, MD FL, Orlando Division	Wrongful Death	Dismissed
Augustine	Jan-07	11th Judicial Circuit Court, Miami-Dade, FL	Wrongful Death	Dismissed
Wendy Wilson, Estate of Ryan Wilson	Aug-07	District Court Boulder County, CO	Wrongful Death	Dismissal Pending
Jack Wilson, Estate of Ryan Wilson (Companion to Wendy Wilson)	Nov-07	District Court Boulder County, CO	Wrongful Death	Dismissal Pending
Salinas	Aug-08	US District Court, ND CA	Wrongful Death	Motion Phase,off trial calendar
Thomas (Pike)	Oct-08	US District Court, WD Louisiana, Alexandria	Wrongful Death	Discovery Phase
Carroll	Mar-09	US District Court, SD TX	Wrongful Death	Dismissed
Shrum	May-09	Allen County District Court, Iola, KS	Wrongful Death	Trial Scheduled February 2012
Athetis	May-09	US District Court, AZ	Wrongful Death	Discovery Phase
Abrahams	Jul-09	CA Superior Court, Yolo County	Wrongful Death	Discovery Phase-trial scheduled September 2012
Humphreys	Oct-09	CA Superior Court, San Joaquin County	Wrongful Death	Discovery Phase
Terriquez	Feb-10	Superior Court of CA, Orange County	Wrongful Death	Discovery Phase, trial scheuduled January 2012
Rich	Feb-10	US District Court, NV	Wrongful Death	Discovery Phase
McKenzie	Feb-10	US Disctrict Court, ED CA	Wrongful Death	Dismissed
Turner	Feb-10	General Court of Justice, Superior Court Div, Mecklenburg County, NC	Wrongful Death	Jury award for $10 million. Post trial motions filed, judgment not filed.
Doan	Apr-10	Queens Bench Alberta, Red Deer Judicial Dist.	Wrongful Death	Pleading Phase
Piskkura	May-10	US District Court, OH	Wrongful Death	Discovery Phase, trial scheuduled March 2012
Corbin	Jun-10	Houston County Court, MD AL	Wrongful Death	Discovery Phase, trial scheuduled October 2011
Swayzer	Jun-10	US District Court, ND CA	Wrongful Death	Dismissed
DuBoise	Aug-10	US District Court, ED MO	Wrongful Death	Discovery Phase, trial scheduled October 2011
Vaugn	Sep-10	US District Court, ND CA	Wrongful Death	Dismissed
Kelly	Oct-10	District Court for Harris County, TX	Wrongful Death	Discovery Phase, trial scheduled October 2011
Jacobs	Oct-10	District Court for Travis County, TX	Wrongful Death	Discovery Phase, trial scheduled October 2012
Woodward	Nov-10	Sumner County TN Court, 18th Judicial District	Wrongful Death	Dismissed
Juran	Dec-10	Hennepin County District Court, 4th Judicial District	Wrongful Death	Discovery Phase
Shymko	Dec-10	The Queens Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase
Williams	Dec-10	US District Court, MS	Wrongful Death	Discovery Phase, trial scheduled April 2012
English	May-11	US District Court, WD, VA	Wrongful Death	Discovery Phase, trial scheduled April 2012
Wilson (MO)	May-11	US District Court, ED, MO	Wrongful Death	Pleading Phase
Terrell (TX)	Jun-11	US District Court, SD, TX	Wrongful Death	Pleading Phase
Sylvester (CA)	Jun-11	US District Court, ND, CA	Wrongful Death	Pleading Phase
La Day (TX)	Jun-11	US District Court, ED TX	Wrongful Death	Pleading Phase
Stewart	Oct-05	Circuit Court for Broward County, FL	Training Injury	Discovery Phase
Husband	Mar-06	British Columbia Supreme Court, Canada	Training Injury	Discovery Phase, trial scheduled March 2012
Grable	Aug-08	FL 6th Judicial Circuit Court, Pinellas County	Training Injury	Discovery Phase
Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Discovery Phase
Bickle	Mar-09	18th Judicial District Court, Gallatin County, MT	Training Injury	Discovery Phase, trial scheduled December 2011
Foley	Mar-09	US District Court, MA	Training Injury	Dismissed
Peppler	Apr-09	Circuit Court 5th Judicial Dist., Sumter City, FL	Training Injury	Discovery Phase
Kandt	Jun-09	US District Court, ND NY	Training Injury	Discovery Phase
Ginger	Apr-10	Iowa District Court, Marion County	Training Injury	Dismissed
Maynard	Apr-10	Superior Court, Hartford Judicial District, CT	Training Injury	Discovery Phase
Butler	Jan-11	US District Court, ND TX	Training Injury	Discovery Phase, trial scheduled April 2012
Derbyshire	Nov-09	Ontario Superior Court of Justice	Officer Injury	Discovery Phase
Hollenback	Dec-10	St. Louis County Circuit Court MO	Officer Injury	Discovery Phase, trial scheduled January 2012
Strough	Feb-11	US District Court, ED MO	Officer Injury	Discovery Phase, trial scheduled December 2012
Lucas	Jun-09	US District Court, ED CA	Suspect Injury During Arrest	Dismissed
Wheat	Jul-09	CA Superior Court, Los Angeles County	Suspect Injury During Arrest	Discovery Phase, trial scheduled September 2011
Fahy	Dec-09	Circuit Court of City of St. Louis	Suspect Injury During Arrest	Discovery Phase, trial scheduled August 2012
Tylecki	Jan-10	US District Court, DE	Suspect Injury During Arrest	Dismissed
Thompson	Mar-10	11th Judicial Circuit Court Miami-Dade County, FL	Suspect Injury During Arrest	Discovery Phase
Wilson	Apr-10	US District Court, ND IL, ED	Suspect Injury During Arrest	Discovery Phase
Patterson	Jun-10	Circuit Court Pontotoc County, MS	Suspect Injury During Arrest	Discovery Phase, trial scheduled April 2012
Hadnot	Sep-10	US District Court, ED TX	Suspect Injury During Arrest	Dismissed
Streeter	Dec-10	US District Court, OR	Suspect Injury During Arrest	Discovery Phase, trial scheduled April 2012
Valkanet	Mar-11	US District Court, ND IL	Suspect Injury During Arrest	Discovery Phase
Sanders	Mar-11	US District Court, ND IL	Suspect Injury During Arrest	Discovery Phase
Payne	Mar-11	Blount County Circuit Court, TN	Suspect Injury During Arrest	Discovery Phase
Jefferson	Apr-11	US District Court, ED TX	Injury During Incarceration	Discovery Phase
Fountain	May-11	US District Court, MD FL	Suspect Injury During Arrest	Discovery Phase, trial scheduled April 2013
Alusa (UT)	May-11	US District Court, CD UT	Suspect Injury During Arrest	Pleading Phase
Diehl (PA)	Jun-11	Court of Common Pleas, Blair County, PA	Unknown	Pleading Phase

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
In June 2008, we filed an amended complaint in the State Court of Fulton County, Georgia, joining as a plaintiff in an existing lawsuit previously filed by certain current and former stockholders of the Company against Morgan Stanley & Co., Inc., and ten other brokerage firms alleging a conspiracy to unlawfully, deceptively, and fraudulently manipulate the price of the Company’s common stock in the context of illegal naked shorting. Specifically, the amended complaint alleges that the defendants committed conspiracy and endeavored to violate the Georgia Racketeer Influenced and Corrupt Organization Act; Securities Fraud; Theft By Taking; Theft By Deception; Violation of The Georgia Computer Systems Protection Act; Violation of the Georgia Securities Act; Violation of the Georgia Computer Systems Protection Act; and Conversion. The lawsuit seeks compensatory and punitive damages as well as expenses of litigation including attorneys’ fees and costs. Defendants have filed motions to dismiss or alternatively a motion for a more definite statement, and on July 29, 2009, the Court entered an order denying Defendants’ motion to dismiss and alternatively a motion for a more definite statement. Discovery has begun in this litigation and no trial date has been set. Defendants removed the case to United States District Court for the District of Georgia and Plaintiffs have filed a motion to remand the case back to state court. The court has not yet ruled on this motion to remand. However, we have reached a settlement with all of the Defendants and this litigation has been dismissed as of June 30, 2011. Settlement proceeds of approximately $1.3 million are recorded as other income on the statement of operations for the three and six months ended June 30, 2011.
In February 2009, we filed a complaint in the United States District Court for the District of Nevada against James F. McNulty, Jr., Robert Gruder, and Stinger Systems, Inc. alleging securities fraud under 15 U.S.C. § 78j, trade libel, unfair competition under the Lanham Act, 15 U.S.C. § 1125, abuse of process, and deceptive trade practices. Our complaint seeks compensatory damages, punitive damages, injunctive relief, attorneys’ fees and costs. Defendants filed motions to dismiss and on March 25, 2010 the Court denied Defendants’ motion on all claims except the securities fraud claim. Defendant McNulty filed a counterclaim on August 2, 2010 alleging that TASER’s XREP product infringes U.S. Patents 5,831,199 and 6,877,434. The counterclaim seeks declaratory and injunctive relief, compensatory, treble and punitive damages, and attorneys fees. The court issued a ruling in July 2011 dismissing TASER’s claims for civil conspiracy and abuse of process and affirming the magistrate’s order requiring defendants to disclose tax and stock information to TASER and ruling that TASER’s counterclaim for declaratory judgment with respect to the patent claims should not be dismissed. No trial date has been set.
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
In July 2011 we were served with a complaint in the matter of Integrity Staffing Professionals v. TASER International, Inc., et.al. that was filed in the Superior Court for the County of Ventura, California which alleges that the Company owes Integrity Staffing Professionals a fee for hiring 2 consultants. The complaint alleges breach of contract, breach of implied covenants, intentional and negligent interference with contractual relationships, civil conspiracy and unfair business practices. The complaint seeks compensatory, general, punitive damages, interest, attorneys’ fees and costs. This lawsuit is at the pleading phase and no trial date has been set.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
General
From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. After carefully assessing the claim, and assuming we determine that we are not at fault, we vigorously defend and pursue any lawsuit filed against or by the Company. Although we do not expect the outcome in any pending individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition. In addition, the Company has one lawsuit where the costs of legal defense incurred are in excess of its liability insurance deductibles. As of June 30, 2011, the Company has been fully reimbursed by its insurance company for these legal costs. The Company may settle a lawsuit in situations where a settlement can be obtained for nuisance value and for an amount that is expected to be less than the cost of defending a lawsuit. The number of product liability lawsuits dismissed includes a small number of police officer training injury lawsuits that were settled by the Company and dismissed in cases where the settlement economics to the Company were significantly less than the cost of litigation. In addition, it is the Company’s policy to not settle suspect injury or death cases, although the Company’s insurance company may settle such lawsuits over the Company’s objection where the case is over the Company’s liability insurance deductibles. Due to the confidentiality of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not identify or comment on which specific lawsuits have been settled or the amount of any settlement.
10. Related Party Transactions
Aircraft charter
The Company reimburses Thomas P. Smith, Chairman of the Company’s Board of Directors for business use of his personal aircraft. For the three and six months ended June 30, 2011, the Company incurred expenses of approximately $24,000 and $78,000, respectively, to Thomas P. Smith. For the three and six months ended June 30, 2010, the Company incurred expenses of approximately $67,000 and $146,000, respectively, to Thomas P. Smith. At June 30, 2011, there was approximately $18,000 of outstanding payables due to Thomas P. Smith. At December 31, 2010, the Company had no outstanding payables due to Thomas P. Smith. Management believes that the rates charged by Thomas P. Smith are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.
TASER Foundation
In November 2004, the Company established the TASER Foundation. The TASER Foundation is a 501(c)(3) non-profit corporation and has been granted tax exempt status by the Internal Revenue Service. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Over half of the initial $1 million endowment was contributed directly by TASER International, Inc. employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the three and six months ended June 30, 2011, the Company incurred approximately $2,300 and $3,900, respectively, in such administrative costs. For the three and six months ended June 30, 2010, the Company incurred approximately $30,000 and $76,000, respectively, in such administrative costs. The Company is authorized by its Board of Directors to make a discretionary contribution up to a maximum of $200,000 per quarter. For the three and six months ended June 30, 2011 and 2010, the Company did not make a discretionary contribution to the TASER Foundation.
Consulting services
The Company engages Mark Kroll, a member of the Board of Directors, to provide consulting services. The expenses relating to these services for the three and six months ended June 30, 2011, were approximately $63,000 and $116,000, respectively. The expenses relating to these services for the three and six months ended June 30, 2010, were approximately $26,000 and $56,000, respectively. At June 30, 2011 and December 31, 2010, the Company had accrued liabilities of approximately $9,000 and $20,000, respectively, for these services.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
11. Employee Benefit Plan
The Company has a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $16,500. The Company currently matches 100% of the first 3% of eligible compensation contributed to the Plan by each participant and 50% of the next 2% of eligible compensation contributed to the plan by each participant. Beginning January 1, 2008, the Company’s matching contributions are immediately vested. The Company’s matching contributions to the Plan for the three and six months ended June 30, 2011, were approximately $130,000 and $255,000, respectively. The Company’s matching contributions to the Plan for the three and six months ended June 30, 2010, were approximately $129,000 and $266,000, respectively. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following is a discussion of the Company’s financial condition as of June 30, 2011, and results of operations for the three and six months ended June 30, 2011 and 2010. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: the impact of recently adopted accounting standards and guidance; estimated amortization charges in future years and our projected tax rate for 2011; our expectations about unrecognized tax benefits and deferred income taxes; assumptions about the future vesting of outstanding stock options and the amortization of costs relating thereto; our litigation strategy; our intentions to hold our investment securities to maturity and expectations relating to the redemption prices of these securities; our intentions concerning our stock repurchase program in 2011; the outcome of pending litigation against us; our intentions to evaluate our internal reporting structure and operating segments; the sufficiency of our valuation reserves, including warranty, accounts receivable and inventory reserves; the sufficiency of our capital resources and the availability of financing to the Company and our strategy with respect to hedging activities. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; budgetary and political constraints of prospects and customers; litigation risks resulting from alleged product-related injuries and media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; our dependence on sales of our TASER X26 ECDs; our ability to manage our growth; our ability to ramp manufacturing production to meet demand; the outcome of pending litigation; establishment and expansion of our direct and indirect distribution channels; the acceptance of our EVIDENCE.com software model; our ability to design, introduce and sell new products; delays in development schedules; risks relating to acquisitions and joint ventures; the length of our sales cycle and our ability to realize benefits from our marketing and selling efforts; risks of governmental regulations, including regulations of our products by the U.S. Consumer Product Safety Commission, regulation of our products as a “crime control” product by the Federal government, state and local government regulation and foreign regulation, our compliance with regulations governing the environment, including but not limited to, regulations within the European Union; our ability to protect our intellectual property; intellectual property infringement claims and relating litigation costs; competition in foreign countries relating to foreign patents; our successful identification of existing intellectual property rights that might infringe on our developments; the adverse effects that could result from our products being classified as firearms by the United States Bureau of Alcohol and Firearms; product defects; rapid technological change; our dependence on third party suppliers for key components of our products; component shortages; our dependence on foreign suppliers for key components; rising costs of raw materials and transportation relating to petroleum prices; catastrophic events; security vulnerabilities and service outages and disruptions relating to our EVIDENCE.com service; fluctuations in quarterly operating results; foreign currency fluctuations; counterparty risks relating to cash balances held in excess of FDIC insurance limits; employee retention risks and other factors identified in documents filed by us with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2010, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, under the caption “Risk Factors.”
Overview
Our core mission is to protect life, prevent conflict and resolve disputes through technologies that make communities safer. We are a market leader in the development and manufacture of advanced electronic control devices (ECDs) designed for use in law enforcement, military, corrections, private security and personal defense.
Our mission to protect life has also been extended to prevent conflict and resolve disputes. We have learned that bringing a subject into custody is not the end of the challenge for law enforcement. In fact, it is typically just the beginning since a significant number of incidents that start as a physical conflict transition into a legal conflict. Whether it’s prosecuting and convicting the individual arrested, or responding to excessive use of force allegations, the post-incident legal process is a considerable part of the challenge that law enforcement faces on a continual basis and can often take years and millions of litigation dollars to resolve in the courtroom. To help law enforcement address this challenge, we have developed a fully integrated hardware and software solution that will provide our law enforcement customers the capabilities to capture, store, manage, share and analyze video and other digital evidence. Finally, the optimum situation is to have prevented the conflict from ever escalating. TASER ECDs and AXON on-officer video have a measured and positive effect on better suspect and officer behavior, as well as achieving compliance without escalation of force.

TASER solutions deliver significant results to our customers and to communities in which they are deployed. With over 275 independent studies confirming the safety of TASER ECDs relative to other force options, TASER ECDs have proven to be a safer alternative to other uses of force in situations of conflict. Further, most reporting agencies demonstrate overall decreases in use of force, and decreases in suspect and officer injuries resulting from conflict. Reducing uses of force and gaining compliance by use of a TASER ECD has provided significant reductions in worker’s compensation expenses and claims for excessive use of force for agencies, cities and taxpayers.
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
Results of Operations
Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
The following table sets forth, for the periods indicated, our consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statements of operations (dollars in thousands):

	Three Months Ended June 30,				Increase / (Decrease)
	2011		2010		$	%
Net sales	$21,198	100.0%	$19,121	100.0%	$2,077	10.9%
Cost of products sold	8,956	42.3%	9,490	49.6%	(534)	-5.6%

Gross margin	12,242	57.7%	9,631	50.4%	2,611	27.1%
Sales, general and administrative expenses	9,066	42.8%	9,988	52.2%	(923)	-9.2%
Research and development expenses	2,793	13.2%	3,055	16.0%	(262)	-8.6%
Litigation judgment expense	3,301	15.6%	—	—	3,301	100.0%
Asset impairment	1,351	6.4%	—	—	1,351	100.0%
Loss on write down / disposal of fixed assets	747	3.5%	23	0.1%	724	*

Loss from operations	(5,017)	-23.7%	(3,435)	-18.0%	(1,582)	46.0%
Interest and other income, net	1,262	6.0%	6	0.0%	1,256	*

Loss before benefit for income taxes	(3,755)	-17.7%	(3,429)	-17.9%	(326)	9.5%
Benefit for income taxes	(1,460)	-6.9%	(2,070)	-10.8%	610	-29.5%

Net Income/(Loss)	$(2,295)	-10.8%	$(1,359)	-7.1%	$(936)	68.9%

Note: Table may not foot due to rounding differences

*	Not Meaningful
Net Sales
For the three months ended June 30, 2011 and 2010, sales by product line and by geography were as follows (dollars in thousands):

	Three Months Ended June 30,
	2011		2010
Sales by Product Line
TASER X26	$10,053	47.4%	$10,008	52.3%
Single Cartridges	5,473	25.8%	4,877	25.5%
TASER X2	1,414	6.7%	—	—
TASER Cam	507	2.4%	552	2.9%
TASER C2	506	2.4%	855	4.5%
ADVANCED TASER	244	1.2%	286	1.5%
AXON/EVIDENCE.com	140	*	45	*
TASER X3	77	*	87	*
XREP	68	*	150	*
Other	2,716	12.8%	2,261	11.8%

Total	$21,198	100.0%	$19,121	100.0%

*	Less than 1%

	Three Months Ended June 30,
	2011	2010

United States	77%	84%
Other Countries	23%	16%

Total	100%	100%

Net sales increased $2.1 million, or 11%, to $21.2 million for the second quarter of 2011 compared to $19.1 million for the second quarter of 2010. The increase in sales versus the prior year quarter was primarily driven by an increase in individually significant orders to international customers, while domestic sales strengthened on the back of launching the TASER X2 during the quarter which contributed 7% to total net sales. Sales of our X26 ECDs remained flat, while cartridge sales increased $0.6 million or 12%. Sales of other ECD products and accessories including TASER Cam, TASER C2, ADVANCED TASER, TASER X3 and XREP declined by $0.5 million and on a combined basis represented 7% of total net sales vs. 10% in the prior year. Other sales, which include extended warranty revenue, out of warranty repairs, government research grants, training and shipping revenues, increased $0.5 million driven by an increase in out of warranty repairs and training revenue from our annual TASER Master Instructor Conference.
International sales for the second quarter of 2011 and 2010 represented approximately $4.8 million, or 23%, and $3.1 million, or 16%, of total net sales, respectively.
Cost of Products Sold
Cost of products sold decreased by $0.5 million, or 6%, to $9.0 million for the second quarter of 2011 compared to $9.5 million for the second quarter of 2010. As a percentage of net sales, cost of products sold decreased to 42.2% in the second quarter of 2011 compared to 49.6% in the second quarter of 2010. The net decrease in costs as a percent of sales is driven by a combination of offsetting factors. Manufacturing costs decreased 12.3% as a percentage of sales, attributable to a more favorable product and market segment sales mix with a larger contribution to net sales from higher margin products, including the newly launched X2, and higher margin international sales; production efficiency was improved with reductions in temporary labor and overtime as well as a reduction in rework effort; leverage on indirect manufacturing costs was improved following an 11% increase in sales, while indirect salary costs have been reduced following headcount reductions and severance charges in the prior year and obsolete inventory charges have also been reduced as have warranty provision charges resulting from reduced product returns. Offsetting the reduction in manufacturing costs as a percentage of net sales, approximately $1.3 million, of EVIDENCE.com datacenter operating and software maintenance costs are included in costs of products sold in the second quarter of 2011 compared to only $0.2 million in the prior year following the commercial availability of the service, representing a 4.9% increase in costs as a percentage of sales. A significant portion of these costs were included as part of research and development in the prior year.
Gross Margin
Gross margin increased $2.6 million, or 27%, to $12.2 million for the second quarter of 2011 compared to $9.6 million for the second quarter of 2010. As a percentage of net sales, gross margin increased to 57.8% for the second quarter of 2011 compared to 50.4% for the second quarter of 2010, a result of the factors discussed above under cost of products sold.

Sales, General and Administrative Expenses
For the three months ended June 30, 2011 and 2010, sales, general and administrative (“SG&A”) expenses were comprised of the following (dollars in thousands):

	Three Months Ended June 30,
			$	%
	2011	2010	Change	Change
Salaries, benefits and bonus	$2,410	$2,866	$(456)	-15.9%
Legal, professional and accounting fees	1,197	1,141	56	4.9%
Travel and meals	699	763	(64)	-8.4%
Stock-based compensation	650	724	(74)	-10.2%
Consulting and lobbying	720	666	54	8.1%
Depreciation and amortization	412	504	(92)	-18.2%
Sales and Marketing	1,062	491	571	116.3%
D&O and liability insurance	460	416	44	10.6%
Other	1,456	2,418	(962)	-39.8%

Total	$9,066	$9,989	$(928)	-9.3%

Sales, general and administrative as % of net sales	42.8%	52.2%
Sales, general and administrative expenses were $9.1 million and $10.0 million in the second quarter of 2011 and 2010, respectively, a decrease of $0.9 million, or 9%. As a percentage of total net sales, SG&A expenses decreased to 42.7% for the second quarter of 2011 compared to 52.2% for the second quarter of 2010. The dollar decrease for the second quarter of 2011 compared to the same period in 2010 is attributable to a $0.5 million reduction in salaries, benefits, bonus and stock-based compensation primarily driven by measures taken to reduce our salaried headcount and fixed cost infrastructure in 2010 including some one time severance charges. This was partially offset by a $0.6 million increase in sales and marketing related costs including advertising, tradeshows and outside commissions, primarily driven by product launch costs for the TASER X2 and timing of the annual TASER Master Instructor conference, which took place in the second quarter of 2011, but in the third quarter of 2010. In addition, $0.8 million relating to a litigation settlement for an officer injury during arrest claim was included in other expense in the prior year.
Research and Development Expenses
Research and development expenses were $2.8 million and $3.1 million for the second quarter of 2011 and 2010, respectively, a decrease of $0.3 million, or 9%, compared to the prior period. The reduction is partially attributable to costs in the prior year for the AXON product as well as the impact of cost-reduction measures including headcount reductions and associated severance expense incurred in the prior year. Additionally, the launch of EVIDENCE.com resulted in the Company including $1.3 million of expenses in cost of products sold for ongoing delivery and maintenance of the product, some of which were previously included in R&D in the second quarter of 2010, prior to the service launch in the second quarter of 2010.
Litigation Judgment Expense
Litigation judgment expense represents a $3.3 million charge in the second quarter of 2011 for an adverse jury verdict received in the case of Turner v. TASER International, Inc., et al. This represents management’s best estimate of the Company’s uninsured portion of the judgment after consideration of available insurance coverage. The court has not yet entered an order of judgment and based on the court excluding and failing to instruct the jury to consider significant evidence that the Company believes demonstrates contributory negligence on the part of the plaintiff, the Company has moved for judgment in its favor notwithstanding the verdict and will pursue all appropriate legal channels including filing an appeal in this matter at the appropriate time should an adverse judgment be subsequently entered.
Loss on Impairment
A $1.4 million asset impairment charge was recorded in the second quarter of 2011 following our determination to abandon operations of our Protector product line.

Loss on Write Down / Disposal of Property and Equipment, Net
A loss of $0.7 million from the write down / disposal of property and equipment was incurred following our decision to dispose of surplus equipment for EVIDENCE.com operations.
Interest and Other Income, Net
Interest and other income of $1.3 million in the second quarter includes proceeds from a settlement agreement reached in a lawsuit against various brokerage firms involving the naked shorting of the Company’s stock.
Benefit for Income Taxes
The benefit for income taxes decreased by $0.6 million to $1.5 million for the second quarter of 2011 compared to $2.1 million for the second quarter of 2010. Our estimated full year effective tax rate for 2011, before discrete period adjustments, is approximately 48%, which is above the statutory rate due to the impact of non-deductible expenses for items such as ISO stock option expense, meals and entertainment and lobbying fees, which make our projected annual net income for tax purposes significantly higher than our book pre-tax income. The overall effective tax rate of 38.9% for the three months ended June 30, 2011, was below our estimated annual effective tax rate due to treating the litigation judgment expense, asset impairment expense and the lawsuit settlement proceeds as discrete items due to their significant and unusual. The 60.4% effective tax rate for the three months ended June 30, 2010, is due to the higher impact that non-deductible expenses were expected to have on 2010’s projected annual pre-tax income.
Net Loss
Our net loss increased to $2.3 million, or $(0.04) per basic and diluted share, for the second quarter of 2011 compared to a net loss of $1.4 million, or $(0.02) per basic and diluted share, for the second quarter of 2010.
Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
The following table sets forth, for the periods indicated, our statements of operations as well as the percentage relationship to total net revenues of items included in our statements of operations (dollars in thousands):

	Six Months Ended June 30,				Increase / (Decrease)
	2011		2010		$	%
Net sales	$44,315	100.0%	$42,964	100.0%	$1,351	3.1%
Cost of products sold	19,866	44.8%	19,843	46.2%	23	0.1%

Gross margin	24,449	55.2%	23,121	53.8%	1,328	5.7%
Sales, general and administrative expenses	18,401	41.5%	20,276	47.2%	(1,875)	-9.2%
Research and development expenses	5,546	12.5%	7,195	16.7%	(1,649)	-22.9%
Litigation judgment expense	3,301	7.4%	—	—	3,301	100.0%
Asset impairment	1,351	3.0%	—	—	1,351	100.0%
Loss on write down / disposal of fixed assets	757	1.7%	34	0.2%	723	*

Loss from operations	(4,906)	-11.1%	(4,384)	-10.2%	(522)	11.9%
Interest and other income, net	1,288	2.9%	14	0.0%	1,274	*

Loss before benefit for income taxes	(3,618)	-8.2%	(4,370)	-10.2%	752	-17.2%
Benefit for income taxes	(1,343)	-3.0%	(2,518)	-5.9%	1,175	-46.7%

Net loss	$(2,275)	-5.1%	$(1,852)	-4.3%	$(423)	22.8%

Note:	Table may not foot due to rounding differences

*	Not Meaninful

Net Sales
For the six months ended June 30, 2011 and 2010, sales by product line and by geography were as follows (dollars in thousands):

	Six Months Ended June 30,
	2011		2010
Sales by Product Line
TASER X26	$20,334	45.9%	$20,679	48.1%
Single Cartridges	12,147	27.4%	10,495	24.4%
TASER X2	1,414	3.2%	—	—
TASER Cam	1,147	2.6%	2,815	6.6%
TASER C2	1,781	4.0%	2,081	4.8%
ADVANCED TASER	2,009	4.5%	545	1.3%
AXON/EVIDENCE.com	327	*	45	*
TASER X3	304	*	537	1.2%
XREP	163	*	962	2.2%
Other	4,689	10.6%	4,805	11.2%

Total	$44,315	100.0%	$42,964	100.0%

*	Less than 1%

	Three Months Ended June 30,
	2011	2010

United States	77%	84%
Other Countries	23%	16%

Total	100%	100%

Net sales increased $1.4 million, or 3%, to $44.3 million for the first six months of 2011 compared to $43.0 million for the first six months of 2010. The increase in sales versus the prior year is driven by some larger individually significant orders in both the international and Federal markets; while domestically, the launch of the TASER X2 helped offset weaker demand for other products. The net result compared to the prior year, is that sales of single cartridges increased $1.7 million, or 16%, and ADVANCED TASER sales increased $1.5 million, or 269%, while X2 sales contributed $1.4 million to total sales. TASER Cam sales declined $1.7 million, or 59%, following a large international order in 2010, while sales of our X26, X3, XREP and C2 ECD products declined by a combined $1.7 million, or 7%.
International sales for the first six months of 2011 and 2010 represented approximately $10.2 million, or 23%, and $9.0 million or 21% of total net sales, respectively.
Cost of Products Sold
Cost of products sold remained flat at $19.9 million for the first six months of 2011 compared to $19.8 million for the first six months of 2010. As a percentage of net sales, cost of products sold decreased to 44.8% in the first half of 2011 compared to 46.2% in the first half of 2010. The net decrease in costs as a percent of sales is driven by a combination of offsetting factors. Manufacturing costs decreased 6.6% as a percentage of sales, attributable to a more favorable market segment mix with higher margin international sales; a more favorable product sales mix with a larger contribution to net sales from higher margin products, including the newly launched X2, replacing products such as X3 and XREP, which had lower margins and initial yields; production efficiency was improved with reductions in temporary labor and overtime as well as a reduction in rework effort; leverage on indirect manufacturing costs was improved following the 3% increase in sales, while indirect salary costs have been reduced following headcount reductions and severance charges in the prior year; and obsolete inventory and scrap charges have also been reduced as have warranty provision charges resulting from increased focus on quality initiatives, which reduced product returns. Offsetting the reduction in manufacturing costs as a percentage of net sales is approximately $2.5 million of EVIDENCE.com datacenter operating and software maintenance costs in costs of products sold in the first half of 2011 compared to only $0.2 million in the prior year following the commercial availability of the service, representing a 5.2% increase in costs as a percentage of sales. A significant portion of these costs were included as part of research and development in the prior year.

Gross Margin
Gross margin increased $1.3 million, or 6%, to $24.4 million for the first half of 2011 compared to $23.1 million for the first half of 2010. As a percentage of net sales, gross margin increased to 55.2% for the first six months of 2011 compared to 53.8% for the first six months of 2010. The improvement in gross margin as a percentage of net sales for the first half of 2011 reflects improved leverage on higher sales levels as well as the factors noted above under the discussion of cost of products sold.
Sales, General and Administrative Expenses
For the six months ended June 30, 2011 and 2010, sales, general and administrative expenses were comprised as follows (dollars in thousands):

	Six Months Ended June 30,
			$	%
	2011	2010	Change	Change

Salaries, benefits and bonus	$5,098	$5,791	$(693)	-12.0%
Legal, professional and accounting fees	2,727	2,517	210	8.3%
Sales and Marketing	1,818	2,091	(273)	-13.1%
Travel and meals	1,497	1,534	(37)	-2.4%
Stock-based compensation	1,373	1,523	(150)	-9.8%
Consulting and lobbying services	1,438	1,264	174	13.8%
Depreciation and amortization	946	981	(35)	-3.6%
D&O and liability insurance	918	835	83	9.9%
Other	2,586	3,740	(1,154)	-30.9%

Total	$18,401	$20,276	$(1,875)	-9.2%

Sales, general and administrative as % of net sales	41.5%	47.2%
Sales, general and administrative expenses were $18.4 million and $20.3 million in the first six months of 2011 and 2010, respectively, a decrease of $1.9 million, or 9%. As a percentage of total net sales, sales, general and administrative expenses decreased to 41.5% for the first half of 2011 compared to 47.2% for the first half of 2010. The dollar decrease for the first half of 2011 compared to the same period in 2010 is attributable to a $0.8 million reduction in salaries, benefits, bonus and stock-based compensation primarily driven by measures taken to reduce our salaried headcount and fixed cost infrastructure in 2010, including some one-time severance charges. Sales and marketing and travel-related costs including advertising, tradeshows and outside commissions have been reduced overall by $0.3 million as we continue to focus on reducing discretionary spending, despite having X2 product launch costs and the annual TASER conference in the second quarter of 2011 versus the third quarter of 2010. In addition, $0.8 million relating to a litigation settlement for an officer injury during arrest claim was included in other expense in the prior year which is driving the decrease in other expenses. Offsetting these reductions, legal, professional and accounting fees increased driven by the timing and volume of pending litigation while consulting and lobbying have increased due to some sales and legal related activity.
Research and Development Expenses
Research and development expenses decreased $1.6 million, or 23%, to $5.5 million for the first six months of 2011 compared to $7.2 million for the first six months of 2010. The reduction is driven by the impact of cost-reduction measures including headcount reductions and associated severance expenses incurred in the prior year. Additionally, the launch of EVIDENCE.com resulted in the Company including $2.4 million of expenses in cost of products sold for ongoing delivery and maintenance of the product, some of which were previously included in R&D in the second quarter of 2010, prior to the service launch in the second quarter of 2010.
Litigation Judgment Expense
Litigation judgment expense represents a $3.3 million charge in the second quarter of 2011 for an adverse jury verdict received in the case of Turner v. TASER International, Inc., et al. This represents management’s best estimate of the Company’s uninsured portion of the judgment after consideration of available insurance coverage. The court has not yet entered an order of judgment and, based on the court excluding and failing to instruct the jury to consider significant evidence that the Company believes demonstrates contributory negligence on the part of the plaintiff, the Company has moved for judgment in its favor notwithstanding the verdict and will pursue all appropriate legal channels including filing an appeal in this matter at the appropriate time should an adverse judgment be subsequently entered.

Loss on Impairment
A $1.4 million asset impairment charge was recorded in the second quarter of 2011 following our determination to abandon our Protector product line.
Interest and Other Income, Net
Interest and other income of $1.3 million in the six months ended June 30, 2011 includes proceeds from a settlement agreement reached in a lawsuit against various brokerage firms involving the naked shorting of the Company's stock.
Loss on Write Down / Disposal of Property and Equipment, Net
A loss of $0.8 million from the write down / disposal of Property and Equipment was incurred following the decision to dispose of surplus equipment for EVIDENCE.com operations.
Benefit for Income Taxes
The benefit for income taxes decreased by $1.2 million to $1.3 million for the first half of 2011 compared to $2.5 million for the first half of 2010. Our estimated full year effective tax rate for 2011, before discrete period adjustments, is approximately 48%, which is above the statutory rate due to the impact of non-deductible expenses for items such as ISO stock option expense, meals and entertainment and lobbying fees, which make our net income for tax purposes significantly higher than our book pre-tax income. The effective tax rate of 37.1% for the six months ended June 30, 2011, was below our estimated annual effective tax rate due to treating the litigation judgment expense, asset impairment expense and the lawsuit settlement proceeds as discrete items due to their significant and unusual nature and tax affecting them at the statutory rate. The 57.6% effective tax rate for the six months ended June 30, 2010 is due to the higher impact of non-deductible expenses were expected to have on 2010’s projected annual pre-tax income.
Net Loss
Our net loss increased by $0.4 million to $2.3 million for the first half of 2011 compared to $1.9 million for the first half of 2010. Net loss per basic and diluted share was $(0.04) for the first six months of 2011 compared to $(0.03) for the first six months of 2010.
Liquidity and Capital Resources
Summary
As of June 30, 2011, we had $38.5 million in cash, cash equivalents and investments, a decrease of $4.2 million from the end of 2010, which is a function of $9.2 million of cash provided by operations, partially offset by investments in property and equipment, and $12.5 million used for the buyback of Company common stock.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2011 and 2010 (dollars in thousands):

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Net cash provided (used) by operating activities	$9,155	$(2,390)
Net cash used by investing activities	(11,648)	(3,374)
Net cash (used) provided by financing activities	$(12,496)	$961
Operating activities
Net cash provided by operating activities in the first half of 2011 of $9.2 million was primarily driven by pre-tax loss for the period adjusted for the add-back of non-cash expenses including stock-based compensation expense of $1.8 million, depreciation and amortization expense of $4.1 million, asset impairment charges of $1.4 million, and loss on write down / disposal of fixed assets of $0.8 million. Additionally, changes in working capital included a $3.6 million reduction in accounts receivable due to timing of collections and a decrease in sales for the month of June 2011 compared to December 2010, a $3.3 million litigation judgment accrual and a $1.0 million reduction in inventory as we have actively worked to reduce the levels of raw material and finished goods on hand. These changes were partially offset by an increase in prepaid assets driven by payment of our annual liability insurance premium, while accounts payable and accrued liabilities decreased $0.6 million due to reduced activity and timing of payments to vendors and deferred revenue decreased by $0.9 million as the rate of extended warranty purchases has decreased.

Net cash used by operating activities in the first six months of 2010 of $2.4 million was primarily driven by changes in working capital including a $2.2 million reduction in accounts payable and accrued liabilities due to timing of period-end check runs and a vendor payment of $1.0 million for the final installment on the cartridge automation equipment, a $4.8 million increase in inventory attributable to build of ECD finished goods for future orders as well as raw materials acquired for production of new and legacy products, and a $2.7 million increase in prepaid and other assets from the funding of our annual liability insurance premiums and an increase in our income taxes receivable position at June 30, 2010. These net uses of cash were partially offset by a $4.4 million reduction in accounts receivable due to timing of collections and lower sales levels as well the net loss for the period adjusted for the add-back of non-cash expenses including stock-based compensation expense of $1.9 million and depreciation and amortization expense of $3.1 million.
Investing activities
We used $11.6 million for investing activities in the first six months of 2011, comprised principally of $10.8 million for the purchase of short-term investments and $0.9 million for the acquisition of various production and computer equipment and intangible assets.
We used $3.4 million for investing activities in the first six months of 2010, comprised principally of $2.0 million for capitalized software development costs related to EVIDENCE.com and our Protector technology platform and $1.2 million for the acquisition of various production and computer equipment.
Financing activities
During the first six months of 2011, net cash used by financing activities was $12.5 million attributable to the repurchase of Company common stock during the quarter.
During the first six months of 2010, net cash provided by financing activities was $1.0 million attributable to proceeds from stock options exercised during the period.
Liquidity
Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. We believe funds generated from our expected results of operations, as well as available cash and cash equivalents, will be sufficient to finance our operations and strategic initiatives for 2011. This includes another $20.0 million stock repurchase program announced in July 2011, in addition to the $12.5 million buy-back that was completed in the first half of 2011. In addition, our newly renegotiated $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. The facility matures on June 30, 2013. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.
Capital Resources
We have a revolving line of credit with a domestic bank with a total availability of $10.0 million. The line is secured primarily by the Company’s accounts receivable and inventory, and bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. The line of credit matures on June 30, 2013, and requires monthly payments of interest only. At June 30, 2011, there were no borrowings under the line. Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed coverage charge ratio can be no less than 1.25:1, based upon a trailing twelve month period. At June 30, 2011, the Company’s tangible net worth ratio was 0.21:1 and its fixed charge coverage ratio was 2.65:1. Accordingly, the Company was in compliance with those covenants.
Based on our strong balance sheet and the fact that we had no outstanding debt at June 30, 2011, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as of June 30, 2011.

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
Standard Product Warranty Reserves
We warrant our law enforcement ECDs from manufacturing defects on a limited basis for a period of one year after purchase and thereafter will replace any defective TASER unit for a fee. The AXON Tactical Computer, the Com Hub user interface, Synapse Evidence Transfer Manager (ETM), and HeadCam are warranted for one year and TASER C2 is warranted for a period of 90 days after purchase. We track historical data related to returns and warranty costs on a quarterly basis and estimate future warranty claims based upon our historical experience. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of June 30, 2011, our reserve for warranty returns was $330,000 compared to a $646,000 reserve at December 31, 2010. The reduction is substantially driven by a reduction in product returns which we believe reflects various quality initiatives implemented in our manufacturing process as well as the utilization of specifically identified reserves during the first half of 2011. In the event that actual warranty returns differ from these estimates, changes to warranty reserves might become necessary.
Inventory
Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (FIFO) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities, and a determination of what costs are considered to be abnormal fixed production costs which are expensed as current period charges. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory increased to $540,000 at June 30, 2011, compared to $351,000 at December 31, 2010. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves might become necessary.
Accounts Receivable
Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. This allowance represents our best estimate and is based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. Our allowance for doubtful accounts was $200,000 at June 30, 2011 and December 31, 2010. In the event that actual uncollectible amounts differ from these estimates, changes in allowances for doubtful accounts might become necessary.
Valuation of Long-lived Assets
We review long-lived assets, such as property and equipment and intangible assets subject to and not subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We utilize a two-step approach to testing long-lived assets for impairment. The first step tests for possible impairment indicators. If an impairment indicator is present, the second step measures whether the asset is recoverable based on a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our review requires the use of judgment and estimates. During the second quarter of 2011, we recognized a $1.35 million loss on impairment of our Protector product line following a decision to abandon ongoing operations. Management believes that, other than as previously noted, no such impairments have occurred. However, future events or circumstances may result in a charge to earnings if we determine that the carrying value of a long-lived asset is not recoverable.
Income Taxes
We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carryforwards.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $5.9 million in tax credits for Federal, Arizona and California income tax purposes related to the 2003 through 2010 tax years, net of the federal benefit on the Arizona and California research and development tax credits. Management made the determination that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, has established a cumulative liability for unrecognized tax benefits of $2.2 million as of June 30, 2011. Also included as part of the $2.3 million liability for unrecognized tax benefits is a management estimate of $106,000 related to uncertain tax positions for certain state income tax liabilities. As of June 30, 2011, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $2.3 million be recognized, the Company’s effective tax rate would be favorably impacted. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, local and foreign governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting or tax laws in the United States and overseas; or changes in other facts or circumstances. In addition, we recognize liabilities for potential United States tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary, or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit, or additional income tax expense, respectively, in our consolidated financial statements.
In preparing the Company’s consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Management believes that as of June 30, 2011, based on an evaluation and projections of future sales and profitability, no valuation allowance was deemed necessary. However, such deferred tax assets could be reduced in the future if projections of future taxable income during the carryforward period are reduced.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We invest in a limited number of financial instruments, which at June 30, 2011, consisted of investments in money market accounts and commercial paper, denominated in United States dollars.
All of our cash equivalents and marketable securities are treated as “held-to-maturity.” Investments in fixed rate interest earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity,” no gains or losses are recognized due to changes in interest rates and as such, a 10% change in interest rates would not have a material adverse affect on our results of operations. These securities are reported at amortized cost, which approximates fair value.
Additionally, we have access to a $10.0 million line of credit borrowing facility which bears interest at varying rates, ranging from LIBOR plus 1.5% to prime. At June 30, 2011, there was no amount outstanding under the line of credit. We have not borrowed any funds under the line of credit since its inception; however, should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
Exchange Rate Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro related to transactions performed by TASER Europe. To date, we have not engaged in any currency hedging activities although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.
The majority of our sales to our international customers are transacted in United States dollars and therefore, are not subject to exchange rate fluctuations. However, the cost to our customers increases when the U.S. dollar strengthens against their local currency. In this difficult economy, this risk of loss becomes a potential credit-risk for non-payment.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See discussion of legal proceedings in Note 9 to the consolidated financial statements included in PART I, ITEM 1 of this Form 10-Q.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, and our Form 10-Q for the quarter ended March 31, 2011 under the heading “Risk Factors,” which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially, adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On March 3, 2011, the Company announced that its board of directors had authorized a stock repurchase program pursuant to which the Company may repurchase up to $12.5 million of the Company’s common stock subject to stock market conditions and corporate considerations. This repurchase program was completed in the second quarter of 2011. The table below sets forth information regarding repurchases of our common stock by us during the three months ended June 30, 2011.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
April	208,419	$4.45	208,419	$6,511,819
May	1,162,811	$4.45	1,162,811	$1,337,331
June	300,720	$4.45	300,720	$0
Total	1,671,950	$4.45	1,671,950	$0
In July 2011, TASER’s Board of Directors authorized an additional repurchase program to acquire to $20 million of the Company’s outstanding common stock. There is no expiration date for this program.

ITEM 6. EXHIBITS

10.1	Amendment to Credit Agreement dated as of June 23, 2011 between the Company and JP Morgan Chase Bank, N.A.

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	XBRL Instance Document

**101	XBRL Taxonomy Extension Schema Document

**101	XBRL Taxonomy Calculation Linkbase Document

**101	XBRL Taxonomy Label Linkbase Document

**101	XBRL Taxonomy Presentation Linkbase Document

*	Furnished

**
Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.
Date: August 8, 2011	/s/ Patrick W. Smith
Patrick W. Smith
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2011	/s/ Daniel M. Behrendt
Daniel M. Behrendt
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits
Exhibits:

10.1	Amendment to Credit Agreement dated as of June 23, 2011 between the Company and JP Morgan Chase Bank, N.A.

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	XBRL Instance Document

**101	XBRL Taxonomy Extension Schema Document

**101	XBRL Taxonomy Calculation Linkbase Document

**101	XBRL Taxonomy Label Linkbase Document

**101	XBRL Taxonomy Presentation Linkbase Document

*	Furnished

**
Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.