Form 10-Q
period 2012-03-31
TASER INTERNATIONAL INC
filed 2012-05-10
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-16391

TASER International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-0741227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17800 North 85th Street, Scottsdale, Arizona	85255
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 55,527,504 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of May 4, 2012.

TASER INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TASER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$24,349,583	$21,300,733
Short term investments	5,333,847	5,108,189
Accounts receivable, net of allowance of $450,000 at March 31, 2012 and December 31, 2011	14,303,273	11,780,135
Inventory, net	11,118,750	11,484,761
Prepaid expenses and other current assets	2,675,003	2,089,676
Deferred income tax assets, net	8,150,516	9,968,929

Total current assets	65,930,972	61,732,423

Property and equipment, net	25,632,688	26,845,220
Deferred income tax assets, net	12,716,169	12,716,169
Intangible assets, net	3,239,102	3,224,006
Other long-term assets	349,326	444,933

Total assets	$107,868,257	$104,962,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,807,316	$4,513,938
Accrued liabilities	6,337,302	7,643,004
Current portion of deferred revenue	3,500,594	3,317,641
Customer deposits	516,984	413,314

Total current liabilities	14,162,196	15,887,897
Deferred revenue, net of current portion	4,679,357	4,636,901
Liability for unrecorded tax benefits	1,994,767	1,982,399

Total liabilities	20,836,320	22,507,197

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized; no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.00001 par value per share; 200 million shares authorized; 55,702,742 and 55,696,608 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	652	652
Additional paid-in capital	102,370,309	101,597,626
Treasury stock at cost, 9,556,183 shares at March 31, 2012 and December 31, 2011	(47,207,093)	(47,207,093)
Retained earnings	31,949,143	28,145,325
Accumulated other comprehensive loss	(81,074)	(80,956)

Total stockholders’ equity	87,031,937	82,455,554

Total liabilities and stockholders’ equity	$107,868,257	$104,962,751

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TASER INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2012	2011
Net sales	$25,641,392	$23,116,949
Cost of products sold	10,400,133	10,908,086

Gross margin	15,241,259	12,208,863

Sales, general and administrative expenses	8,854,022	9,346,213
Research and development expenses	2,132,220	2,752,465
Litigation judgment expense	(2,200,000)	—

Income from operations	6,455,017	110,185
Interest and other income, net	6,994	26,322

Income before provision for income taxes	6,462,011	136,507
Provision for income taxes	2,658,193	116,775

Net income	$3,803,818	$19,732

Income per common and common equivalent shares
Basic	$0.07	$0.00
Diluted	$0.07	$0.00

Weighted average number of common and common equivalent shares outstanding
Basic	55,700,395	62,409,267
Diluted	56,358,066	63,250,334

Net income	$3,803,818	$19,732
Foreign currency translation adjustments	(118)	20,148

Comprehensive income	$3,803,700	$39,880

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TASER INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$3,803,818	$19,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,666,510	2,068,092
Bond premium amortization	18,637	—
Loss on disposal of fixed assets	73,226	45,409
Provision for doubtful accounts	—	13,158
Provision / write-off of excess and obsolete inventory	139,409	270,362
Provision for warranty	(35,944)	(98,221)
Stock-based compensation expense	758,054	962,917
Litigation judgment expense	(2,200,000)	—
Deferred income taxes	1,818,413	159,930
Provision for unrecognized tax benefits	12,368	1,282
Change in assets and liabilities:
Accounts receivable	(2,523,138)	1,925,549
Inventory	226,602	1,264,997
Prepaids and other assets	(524,842)	(1,201,733)
Accounts payable and accrued liabilities	100,483	(671,883)
Deferred revenue	225,409	(337,202)
Customer deposits	103,670	(65,675)

Net cash provided by operating activities	3,662,675	4,356,714

Cash Flows from Investing Activities:
Purchases of investments	(5,244,295)	(9,785,345)
Proceeds from maturity of investments	5,000,000	—
Purchases of property and equipment	(277,267)	(325,376)
Purchases of intangible assets	(122,541)	(87,856)

Net cash used by investing activities	(644,103)	(10,198,577)

Cash Flows from Financing Activities:
Repurchase of common stock	—	(5,061,649)
Proceeds from stock options exercised	14,629	3,923

Net cash provided (used) by financing activities	14,629	(5,057,726)

Effect of exchange rate change on cash and cash equivalents	15,649	26,948
Net increase (decrease) in cash and cash equivalents	3,048,850	(10,872,641)
Cash and cash equivalents, beginning of period	21,300,733	42,684,241

Cash and cash equivalents, end of period	$24,349,583	$31,811,600

Supplemental Disclosure:
Cash paid for income taxes — net	$135,000	$36,000

Non-Cash Transactions:
Property and equipment purchases in accounts payable	$107,488	$108,454

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, TASER International Europe SE (“TASER Europe”). TASER Europe was established in 2010 to facilitate sales and provide customer service to our customers in the European region. All material intercompany accounts, transactions and profits have been eliminated.

a. Basis of presentation, preparation and use of estimates

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended December 31, 2011, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Form 10-K for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year (or any other period).

The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these consolidated financial statements include allowances for doubtful accounts receivable, inventory valuation reserves, product warranty reserves, valuations of long-lived assets, deferred income taxes, stock-based compensation, contingencies, accrued litigation expenses, manufacturing overhead allocation and uncertain tax positions.

b. Segment information and major customers

In the fourth quarter of 2011, management of the Company determined its reportable segments are the ECD segment and the Video segment. Reportable segments are determined based on discrete financial information reviewed by the Company’s Chief Operating Decision Maker (“CODM”), which in our case is the Chief Executive Officer. The Company organizes and reviews operations based on products and services, and currently there are no operating segments that are aggregated. The Company performs an annual analysis of its reportable segments. Additional information relative to the Company’s business segments is included in Note 12.

For the three months ended March 31, 2012 and 2011, sales by geographic area were as follows:

	Three Months Ended March 31,
	2012	2011
United States	84%	77%
Other Countries	16%	23%

Total	100%	100%

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales to customers outside of the United States are typically denominated in U.S. dollars and are attributed to each country based on the billing address of the distributor or customer. For the three months ended March 31, 2012 and 2011, no individual country outside of the United States represented a material amount of total net sales.

For the three months ended March 31, 2012, two distributors represented approximately 12.2% and 11.7% of total net sales. For the three months ended March 31, 2011, one distributor represented approximately 12% of total net sales. At March 31, 2012, the Company had receivables from two customers comprising 19.4% and 15.8% of its aggregate accounts receivable balance. At December 31, 2011, the Company had accounts receivable from two customers comprising 12.9% and 12.5% of the aggregate accounts receivable balance. These customers are unaffiliated distributors of the Company’s products.

c. Income per common share

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted income per share is calculated based on the weighted average number of common shares outstanding for the period plus the dilutive effect of stock options and restricted stock units using the treasury stock method. Contingently issuable shares are included in the calculation of basic income per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable. Contingently issuable shares are included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period. The calculation of the weighted average number of shares outstanding and income per share are as follows:

	Three Months Ended March 31,
	2012	2011
Numerator for basic and diluted income per share
Net income	$3,803,818	$19,732

Denominator for basic income per share — weighted average shares outstanding	55,700,395	62,409,267
Dilutive effect of restricted stock units	1,320	—
Dilutive effect of shares issuable under stock options outstanding	656,351	841,067

Denominator for diluted income per share — adjusted weighted average shares outstanding	56,358,066	63,250,334

Net Income per common share
Basic	$0.07	$0.00
Diluted	$0.07	$0.00

For the three months ended March 31, 2012 and 2011, the effects of 6,537,984 and 6,653,148 stock options, respectively, were excluded from the calculation of diluted net income per share as their exercise prices were greater than the average price of our common stock during that period. For the three months ended March 31, 2012 and 2011, the effects of 543,548 and nil restricted stock units, respectively, were excluded from the calculation of diluted net income per share as they were anti-dilutive under the treasury stock method.

d. Revenue Recognition

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

The Company has sold its Video segment products separately, but in most instances the Company’s AXON equipment and EVIDENCE.COM software as a service are sold together. In these instances, customers typically purchase the AXON equipment and EVIDENCE.COM services in advance, with the AXON equipment representing a deliverable that is provided to the customer at the time of sale, and EVIDENCE.COM services provided over a specified service term, which has typically ranged from one to five years. The Company recognizes revenue for the AXON equipment at the time of the sale consistent with the discussion of multiple deliverable arrangements above. Revenue for EVIDENCE.COM service is deferred at the time of the sale and recognized over the service period. At March 31, 2012 and December 31, 2011 $0.4 million and $0.3 million was deferred, respectively, and is being recognized over the applicable service terms.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company offers customers the right to purchase extended warranties that include additional services and coverage beyond the limited warranty on the TASER X26, ADVANCED TASER, X2, X3, AXON, and C2 products. Revenue for extended warranty purchases is deferred at the time of sale and recognized over the warranty period commencing on the date of sale. The extended warranties range from one to four years. At March 31, 2012 and December 31, 2011 $7.4 million and $7.2 million was deferred under this program, respectively.

Certain of the Company’s customers are charged shipping fees, which are recorded as a component of net sales. Sales tax collected on sales is netted against government remittances and thus, recorded on a net basis. Training revenue is recorded as the service is provided.

e. Warranty costs

The Company warrants its X2 ECDs, X3 ECDs, X26 ECDs, M26 ECDs, XREP, TASER Cam, Shockwave, AXON Tactical Computer, Com Hub user interface, Synapse Evidence Transfer Manager (ETM), and Headcam products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter, will replace any defective unit for a fee. The TASER C2 product is warranted for a period of 90 days after purchase. The Company also sells extended warranties for periods of up to four years after the expiration of the limited one year warranty. After the one year standard warranty expires, if the device fails to operate properly for any reason, the Company will replace the TASER X26 for a prorated discounted price depending on when the product was placed into service. These fees are intended to cover the handling and repair costs and include a profit. Management tracks historical data related to returns and warranty costs on a quarterly basis, and estimates future warranty claims by applying the estimated weighted average return rate to the product sales for the period. If management becomes aware of a component failure that could result in larger than anticipated returns from its customers, the reserve would be increased. The reserve for warranty returns is included in accrued liabilities on the consolidated balance sheet. A summarization of the changes in the estimated product warranty liabilities are as follows:

	Three Months Ended March 31,
	2012	2011
Balance, December 31,	$427,459	$646,113
Utilization of accrual	(91,860)	(130,901)
Warranty expense (benefit)	(35,944)	(98,221)

Balance, March 31,	$299,655	$416,991

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

The Company has cash equivalents, which at March 31, 2012 and December 31, 2011, were comprised of money market mutual funds, valued using Level 1 valuation techniques. At March 31, 2012, the Company also held short-term investments consisting of commercial paper. Based on management’s ability and intent to hold these investments to maturity, they are recorded at amortized cost on the balance sheet. Refer to Note 2 for additional fair value disclosures for these short-term investments. The Company’s financial instruments also include accounts receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

g. Valuation of long-lived assets

We review long-lived assets, such as property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We utilize a two-step approach to testing long-lived assets for impairment. The first step tests for possible impairment indicators. If one or more impairment indicators are present, the second step measures whether the asset is recoverable based on a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. We primarily employ two methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be sold in a current transaction between willing parties; or (ii) the present value of expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows. Our review requires the use of judgment and estimates. No impairment charges were recognized for the three months ended March 31, 2012 and 2011.

h. Recently issued accounting guidance

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

In June 2011, the Financial Accounting Standards Board (FASB) issued guidance to require presentation of the total of comprehensive income, the components of net income and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Regardless of which format is chosen, the amendments establish a requirement for entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. This guidance was effective for the Company on January 1, 2012; however, during December 2011 the FASB issued guidance, which defers those changes in guidance that relate to the presentation of reclassification adjustments. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

The following is a summary of cash, cash equivalents and held-to-maturity investments by type at March 31, 2012 and December 31, 2011:

	March 31, 2012				December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$24,349,583	$—	$—	$24,349,583	$21,300,733	$—	$—	$21,300,733
Commercial paper	3,553,847	—	(3,546)	3,550,301	5,008,189	—	(3,238)	5,004,951
Certificates of deposit	1,780,000	—	(3,357)	1,776,643	100,000	—	(69)	99,931

Total cash, cash equivalents and investments	$29,683,430	$—	$(6,903)	$29,676,527	$26,408,922	$—	$(3,307)	$26,405,615

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the classification of cash, cash equivalents and investments in the accompanying balance sheet:

	March 31,	December 31,
	2012	2011
Cash	$9,232,317	$6,061,523
Cash equivalents	15,117,266	15,239,210

Total cash and cash equivalents	24,349,583	21,300,733

Short term investments	5,333,847	5,108,189

Total cash, cash equivalents and investments	$29,683,430	$26,408,922

Commercial paper investments, identified above as short-term investments at March 31, 2012, have contractual maturities of less than one year. At March 31, 2012, held-to-maturity short-term investments have gross unrealized losses of $6,903, which have been in a continuous unrealized loss position for less than 12 months. The unrealized losses on the Company’s investments in commercial paper are due to interest rate fluctuations. As these investments were originally purchased at a premium, are short-term in nature, are expected to be redeemed at par value and because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2012.

3. Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (FIFO) method, and includes allocations of manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. Inventories as of March 31, 2012 and December 31, 2011, consisted of the following:

	March 31, 2012	December 31, 2011
Raw materials	$11,357,494	$11,304,265
Work-in-process	181,740	304,783
Finished goods	3,904,200	4,306,585
Reserve for excess and obsolete inventory	(4,324,684)	(4,430,872)

Inventory, net	$11,118,750	$11,484,761

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Intangible assets

Intangible assets consisted of the following at March 31, 2012 and December 31, 2011:

		March 31, 2012			December 31, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Domain names	5 Years	$139,431	$(94,917)	$44,514	$139,431	$(91,943)	$47,488
Issued patents	4 to 15 Years	1,422,471	(296,022)	1,126,449	1,500,192	(342,940)	1,157,252
Issued trademarks	9 to 11 Years	297,321	(73,265)	224,056	293,183	(65,028)	228,155
Non compete agreements	5 to 7 Years	150,000	(150,000)	—	150,000	(150,000)	—

Total amortized		2,009,223	(614,204)	1,395,019	2,082,806	(649,911)	1,432,895

Not amortized intangible assets:
TASER trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		944,083		944,083	891,111		891,111

Total not amortized		1,844,083		1,844,083	1,791,111		1,791,111

Total intangible assets		$3,853,306	$(614,204)	$3,239,102	$3,873,917	$(649,911)	$3,224,006

Amortization expense relative to intangible assets for the three months ended March 31, 2012 and 2011 was approximately $34,000 and $39,000, respectively. Estimated amortization expense of intangible assets for the remaining nine months of 2012, the next five years ended December 31, and thereafter is as follows:

2012 (remaining nine months)	$99,610
2013	132,815
2014	131,899
2015	123,148
2016	116,076
2017	113,405
Thereafter	678,066

Total	$1,395,019

5. Accrued liabilities

Accrued liabilities consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Accrued expenses	$2,741,316	$2,224,398
Accrued salaries and benefits	1,688,202	1,549,659
Accrued litigation judgment expense	1,100,000	3,300,000
Accrued income tax	508,129	141,488
Accrued warranty expense	299,655	427,459

Accrued liabilities	$6,337,302	$7,643,004

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Income taxes

Deferred Tax Assets

The net deferred income tax assets at March 31, 2012, include net operating loss and alternative minimum tax carry forwards, capitalized research and development costs, research and development tax credits, non-qualified stock-based compensation expense, deferred warranty revenue, warranty and inventory reserves, accrued vacation, and other items, partially offset by accelerated depreciation expense. The Company’s total current and long-term net deferred tax assets at March 31, 2012 are $20.9 million.

In preparing the Company’s condensed consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities, and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business, as well as the generation of sufficient future taxable income. Management determined that as of March 31, 2012, based on evaluation and projections of future sales and profitability, a valuation allowance of $1.4 million was necessary for the Arizona R&D credit carry forward as management concluded that it is not more likely than not that all of the R&D credit carry forward amounts will be realized before they fully expire in 15 years. However, the deferred tax asset could be further reduced or the valuation allowance could be changed in the near-term if estimates of future taxable income during the carry forward period change.

The Company has completed research and development tax credit studies, which identified approximately $6.8 million in tax credits for Federal, Arizona and California income tax purposes related to the 2003 through 2011 tax years, net of the federal benefit on the Arizona and California research and development tax credits. Management determined that it is more likely than not that the full benefit of the research and development tax credit will not be sustained on examination and accordingly has established a cumulative liability for unrecognized tax benefits of $1.9 million as of March 31, 2012. In addition, management has accrued approximately $0.1 million for estimated uncertain tax positions related to certain state income tax liabilities. As of March 31, 2012, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefits of $2.0 million be recognized, the Company’s effective tax rate would be favorably impacted.

Effective Tax Rate

The Company’s estimated full year effective tax rate, before discrete period adjustments, is approximately 42.2%, which is above the statutory rate due to the impact of state taxes and non-deductible expenses for items such as Incentive Stock Option (“ISO”) expense, meals and entertainment and lobbying fees, which make our projected annual net income for tax purposes higher than our book pre-tax income. The overall effective tax rate of 41.1% for the three months ended March 31, 2012, is slightly below our estimated annual effective tax rate due to a discrete tax provision adjustment related to the reversal of $2.2 million of the litigation reserve, which is specific to the first quarter and is discussed further in Note 9.

7. Stockholders’ equity

Stock Repurchase

During 2011, the Company repurchased 7,464,583 shares at an average cost, including commissions, of $4.35 per share, or a total cost of $32.5 million. The Company repurchased approximately 1.25 million of these shares during the three months ended March 31, 2011 at a weighted average cost, including commissions, of $4.05 per share and a total cost of $5.1 million. This share repurchase was completed as of December 31, 2011. On April 25, 2012, the board of directors approved an additional $20.0 million share repurchase program. Through May 9, 2012, the Company has repurchased a total of 454,576 shares at a weighted average cost of $4.74 per share and a total cost of $2.2 million under this authorization. Repurchases may take place from time to time on the open market, will be financed with available cash and are subject to market and business conditions.

Stock Option and Restricted Stock Unit Activity

At March 31, 2012, the Company had four stock-based compensation plans, which are described more fully in the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There are approximately 1.1 million shares available for grant under the Plans as of March 31, 2012. During the first quarter of 2012, the Company granted restricted stock units and performance restricted stock units that vest over one to three years, or upon the achievement of certain performance criteria, respectively. Under the terms of the restricted stock unit award grant, the grantee has no voting rights or any other rights as a stockholder until the units vest. Upon vesting, the grantee will receive in exchange for each unit, a share of unrestricted stock.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

The following table summarizes restricted stock unit activity for the three months ended March 31, 2012:

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Balance, December 31, 2011	1,096	$4.76
Granted	553,548	5.29
Vested	—	—
Forfeited	—	—

Balance, March 31, 2012	554,644	$5.29	$2,407,155

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the period, which was $4.34 per share, multiplied by the number of restricted stock units outstanding. As of March 31, 2012, there was $2.4 million in unrecognized compensation costs related to restricted stock units granted under our stock plans. We expect to recognize those costs over a weighted average period of 15 months.

The Company has granted approximately 180,000 units of performance restricted stock units (included in the table above), the vesting of which is contingent upon the achievement of certain performance criteria related to new product sales as well as the future sales and operating performance of the Company. Compensation expense is recognized over the implicit service period (the date the performance condition is expected to be achieved) based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. As of March 31, 2012, all performance restricted stock units remained unvested.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2012:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at December 31, 2011	7,576,493	$5.75
Granted	—	—
Exercised	(9,284)	1.58
Expired/terminated	(22,390)	4.70

Balance at March 31, 2012	7,544,819	$5.75	5.28	$2,850,330

Exercisable at March 31, 2012	6,553,224	$6.00	4.50	$2,794,997

Expected to vest after March 31, 2012	932,099	$4.70	8.14	$55,332

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $4.34 per share, and the exercise price multiplied by the number of options outstanding. Aggregate intrinsic value of options exercised for the three months ended March 31, 2012 and 2011, was approximately $26,000 and $13,000, respectively. As of March 31, 2012, total unrecognized stock-based compensation expense related to unvested stock options was approximately $2.6 million, which is expected to be recognized over a remaining weighted average period of approximately 20 months. Options expected to vest are presented net of expected forfeitures.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has granted a cumulative of 950,800 performance-based stock options from 2008 through December 31, 2011, the vesting of which is contingent upon the achievement of certain performance criteria related to the successful and timely development and market acceptance of future product introductions, as well as the future sales and operating performance of the Company. Compensation expense is recognized over the implicit service period (the date the performance condition is expected to be achieved) based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. At March 31, 2012, approximately 183,000 unvested performance options with a grant date fair value of approximately $420,000 remain outstanding. No performance-based options were forfeited during the three months ended March 31, 2012.

Share-Based Compensation Expense

Share-based compensation cost for restricted stock units is measured based upon the market price of the Company’s common stock on the date of grant. Share-based compensation cost for stock options is estimated at the grant-date, based upon the fair value as calculated by the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. There were no stock options granted during the three months ended March 31, 2012. The assumptions used for the three-month-period ended March 31, 2011, and the resulting estimates of weighted-average fair value per share of options granted during this period, are as follows:

Three Months Ended March 31, 2011
Expected life of options	4.5 years
Weighted average volatility	56.3%
Weighted average risk-free interest rate	1.8%
Dividend rate	0.0%
Weighted average fair value of options granted	$2.22

The expected life of options represents the estimated period of time until exercise and is based on the Company’s historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of employee behavior. The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. The estimated fair value of stock-based compensation awards and other options is amortized to expense on a straight line basis over the relevant service period. As share-based compensation expense is recognized on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s forfeiture rate was calculated based on its historical experience of awards which ultimately vested.

Share-based compensation was classified as follows:

	Three Months Ended March 31,
	2012	2011
Cost of products sold	$67,144	$53,004
Sales, general and administrative expenses	547,133	723,179
Research and development expenses	143,777	186,734

Total share-based compensation	$758,054	$962,917

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total share-based compensation expense recognized in the statements of operations for the three months ended March 31, 2012 and 2011, includes approximately $89,000 and $495,000, respectively, related to Incentive Stock Options (“ISOs”) for which no tax benefit is recognized. The Company did not tax effect the share-based compensation expense for tax purposes related to the non-qualified disposition of ISOs exercised and sold as the benefit will be recorded when the Company is in a position to realize the benefit with an offset to taxes payable in future periods. The total unrecognized tax benefit related to the non-qualified disposition of stock options in the three months ended March 31, 2012 and 2011, was approximately $26,000 and $13,000, respectively.

8. Line of credit

We have a revolving line of credit with a domestic bank with total availability of $10.0 million. The line is secured by the Company’s accounts receivable and inventory, and bears interest at varying rates, currently LIBOR plus 1.5% to prime. The line of credit matures on June 30, 2013, and requires monthly payments of interest only. At March 31, 2012 and December 31, 2011, there were no borrowings under the line. Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve month period. During 2011, the Company violated these covenants as a result of a $5.7 million non-cash charge. As of December 31, 2011 the violation was resolved by a waiver that provided relief to effectively exclude the $5.7 million charge discussed above when calculating the fixed charge coverage ratio covenant in the future. At March 31, 2012, the Company’s tangible net worth ratio was 0.25:1 and its fixed charge coverage ratio was 6.77:1. Accordingly, the Company was in compliance with those covenants.

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

In addition, 159 other lawsuits have been dismissed or judgment entered in favor of the Company and are not included in this number. Appeals were filed by the plaintiffs in the Marquez (AZ), Oliver (FL) and Rosa (CA) cases where judgment was entered in favor of the Company. Plaintiff’s appeal in the Oliver (FL) case was denied in January 2012. Oral arguments were heard in the Marquez (AZ) and Rosa (CA) appeals in April 2012, and the Court’s decisions in these cases have not yet been issued. These cases are not included in this number or in the table below.

The Turner (NC) lawsuit was tried in July 2011 and resulted in a jury verdict of $10 million against the Company. The Company filed post-trial motions seeking judgment as a matter of law notwithstanding the verdict and in the alternative, a new trial or alternatively a remittitur of the jury award. During March 2012, the Federal District Court for the Western District of North Carolina granted the Company’s motion for remittitur and ordered the reduction of the original jury award from $10.0 million to approximately $4.4 million after offsets. Recently, on April 20, 2012, the court issued another order, which adjusted the award to $5.5 million. Based on this action by the court, the Company reversed a portion of the previously accrued litigation judgment expense during the three months ended March 31, 2012, which resulted in a benefit of $2.2 million, leaving a reserve of $1.1 million as of March 31, 2012. The Company has filed a notice of appeal in this case.

With respect to each of the pending 37 lawsuits, the following table lists the name of the plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. While the facts vary from case to case, the product liability claims are typically based on an alleged product defect resulting in injury or death, usually involving a failure to warn, and the plaintiffs are seeking monetary damages. This table also lists those cases that were dismissed (or where a dismissal is pending) or judgment entered during the most recent fiscal quarter. Cases that were dismissed or judgment entered in prior fiscal quarters are not included in this table. The claims and in some instances, the defense of each of these lawsuits, has been submitted to our insurance carriers that maintained insurance coverage during these applicable periods, and we continue to maintain product liability insurance coverage with varying limits and deductibles. Our product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $1,000,000 in per incident deductibles. For the 2007-2008 insurance policy years, our product liability insurance coverage was $10 million and as noted above, in the Turner (NC) case, the Company received an adverse $10 million jury verdict. After consideration of the reduction of the award as noted above and the remaining available insurance coverage, the Company’s uninsured exposure related to this case is approximately $1.1 million. While the Company will explore every possible legal channel to have this verdict overturned, in the event the verdict stands, the Company’s insurance coverage for the 2007-2008 insurance policy year will be exhausted. For any other claims relating to the 2007-2008 insurance policy year, the Company will not have insurance coverage for defense costs or any other adverse judgments, should they arise. We are defending each of these lawsuits vigorously.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Month
	Plaintiff	Served	Jurisdiction	Claim Type	Status
1	Glowczenski	Oct-04	US District Court, ED NY	Wrongful Death	Trial rescheduled, date to be determined
2	Washington	May-05	US District Court, ED CA	Wrongful Death	Discovery Phase
3	Hollman	Aug-06	US District Court, ED NY	Wrongful Death	Motion Phase
4	Salinas	Aug-08	US District Court, ND CA	Wrongful Death	Motion Phase, trial scheduled Sept 2012
5	Thomas (Pike)	Oct-08	US District Court, WD Louisiana, Alexandria	Wrongful Death	Dismissed
6	Shrum	May-09	Allen County District Court, Iola, KS	Wrongful Death	Trial scheduled Nov 2012
7	Athetis	May-09	US District Court, AZ	Wrongful Death	Discovery Phase
8	Humphreys	Oct-09	CA Superior Court, San Joaquin County	Wrongful Death	Discovery Phase
9	Terriquez	Feb-10	CA Superior Court, Orange County	Wrongful Death	Dismissed
10	Rich	Feb-10	US District Court, NV	Wrongful Death	Pretrial phase
11	Turner	Feb-10	General Court of Justice, Superior Court Div, Mecklenburg County, NC	Wrongful Death	Jury award for $10 million, remittur accepted for $5.5 million, judgement not entered.
12	Doan	Apr-10	The Queens Bench Alberta, Red Deer Judicial Dist.	Wrongful Death	Pleading Phase
13	Piskura	May-10	US District Court, OH	Wrongful Death	Motion phase, trial scheuduled Aug 2012
14	Kelley	Oct-10	District Court for Harris County, TX	Wrongful Death	Motion Phase, trial scheduled July 2012
15	Jacobs	Oct-10	District Court for Travis County, TX	Wrongful Death	Discovery Phase, trial scheduled Oct 2012
16	Shymko	Dec-10	The Queens Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase
17	Williams	Dec-10	US District Court, MS	Wrongful Death	Discovery Phase, trial scheduled Jan 2013
18	Wilson	May-11	US District Court, ED MO	Wrongful Death	Discovery Phase, trial scheduled May 2013
19	Terrell	Jun-11	US District Court, SD TX	Wrongful Death	Dismissed
20	Sylvester	Jun-11	US District Court, ND CA	Wrongful Death	Discovery Phase, trial scheduled Apr 2013
21	La Day	Jun-11	US District Court, ED TX	Wrongful Death	Dismissed
22	Cobb	Aug-11	Guilford County Superior Court, NC	Wrongful Death	Dismissed
23	Nelson	Aug-11	CA Superior Court, Riverside County	Wrongful Death	Discovery Phase
24	Bachtel	Aug-11	14th Judicial District Circuit Court, Randolph County, MO	Wrongful Death	Discovery Phase, trial scheduled March 2013
25	Ridelhuber	Sep-11	US District Court, Greenwood Division, SC	Wrongful Death	Dismissed
26	Coto	Oct-11	CA Superior Court, Los Angeles County	Wrongful Death	Discovery Phase
27	Russell	Dec-12	U.S. District Court, VA	Wrongful Death	Discovery Phase
28	Ramsey	Jan-12	Broward County Circuit Court, 17th Judicial Circuit, FL	Wrongful Death	Pleading Phase
29	Mitchell	Apr-12	US Disctrict Court, ED MI	Wrongful Death	Pleading Phase
30	Firman	Apr-12	Ontario Superior Court of Justice	Wrongful Death	Pleading Phase
31	Stewart	Oct-05	Circuit Court for Broward County, FL	Training Injury	Dismissed
32	Grable	Aug-08	FL 6th Judicial Circuit Court, Pinellas County	Training Injury	Discovery Phase
33	Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Discovery Phase
34	Peppler	Apr-09	Circuit Court 5th Judicial Dist., Sumter City, FL	Training Injury	Motion Phase
35	Kandt	Jun-09	US District Court, ND NY	Training Injury	Discovery Phase
36	Butler	Jan-11	US District Court, ND TX	Training Injury	Discovery Phase, trial scheduled Aug 2012
37	Derbyshire	Nov-09	Ontario Superior Court of Justice	Officer Injury	Discovery Phase
38	Hollenback	Dec-10	St. Louis County Circuit Court MO	Officer Injury	Dismissed
39	Juran	Dec-10	Hennepin County District Court, 4th Judicial District	Officer Injury	Discovery Phase
40	Strough	Feb-11	US District Court, ED MO	Officer Injury	Discovery Phase, trial scheduled Dec 2012
41	Wheat	Jul-09	CA Superior Court, Los Angeles County	Suspect Injury During Arrest	Dismissed
42	Fahy	Dec-09	Circuit Court of City of St. Louis	Suspect Injury During Arrest	Discovery Phase, trial scheduled Dec 2012
43	Thompson	Mar-10	11th Judicial Circuit Court Miami- Dade County, FL	Suspect Injury During Arrest	Discovery Phase
44	Streeter	Dec-10	US District Court, OR	Suspect Injury During Arrest	Dismissed
45	Sanders	Mar-11	US District Court, ND IL	Suspect Injury During Arrest	Dismissed
46	Payne	Mar-11	Blount County Circuit Court, TN	Suspect Injury During Arrest	Dismissed
47	Jefferson	Apr-11	US District Court, ED TX	Injury During Incarceration	Discovery Phase
48	Fountain	May-11	US District Court, MD FL	Suspect Injury During Arrest	Dismissed
49	Alusa (UT)	May-11	US District Court, CD UT	Suspect Injury During Arrest	Dismissed
50	Diehl (PA)	Jun-11	Court of Common Pleas, Blair County, PA	Suspect Injury During Arrest	Discovery Phase
51	Gray	Sep-11	US District Court, WD LA	Suspect Injury During Arrest	Dismissed
52	Duensing (NV)	Feb-12	U.S. District Court, NV	Suspect Injury During Arrest	Pleading Phase

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In July 2011 the Company filed a complaint against Karbon Arms, LLC for infringement of U.S. Patent Nos. 7,800,885 (the “‘885 patent”) and 7,782,592 (the “‘592 patent”) in US District Court in Delaware seeking damages, injunctive relief and an award of attorney’s fees. Karbon Arms filed a counterclaim on July 18, 2011 alleging invalidity and non-infringement of four of TASER’s patents, tortuous interference with prospective contractual relations and for false advertising under the Lanham Act. This lawsuit is at the discovery phase and a trial date has been set for January 2014.

In December 2011 the Company was served with a complaint in the matter of Law Enforcement Associates, Inc. v. TASER International, Inc. that was filed in the United States District Court for the Eastern District of North Carolina, Eastern Division which alleges that the Company’s X2 and X3 products infringe United States Patent No. 7,692,915 and that the Company breached a contract to purchase certain of Law Enforcement Associates, Inc.’s patents. The complaint seeks a judgment of infringement, a permanent injunction against infringement, an award for damages for infringement and breach of contract, an award for treble damages for patent infringement and attorney’s fees. This lawsuit was dismissed to the mutual satisfaction of the parties.

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

General

From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. After carefully assessing the claim, and assuming we determine that we are not at fault, we vigorously defend and pursue any lawsuit filed against or by the Company. Although we do not expect the outcome in any pending individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition. In addition, the Company has one lawsuit where the costs of legal defense incurred are in excess of its liability insurance deductibles. As of March 31, 2012, the Company has been fully reimbursed by its insurance company for these legal costs. The Company may settle a lawsuit in situations where a settlement can be obtained for nuisance value and for an amount that is expected to be less than the cost of defending a lawsuit. The number of product liability lawsuits dismissed includes a small number of police officer training injury lawsuits that were settled by the Company and dismissed in cases where the settlement economics to the Company were significantly less than the cost of litigation. In addition, it is the Company’s policy to not settle suspect injury or death cases, although the Company’s insurance company may settle such lawsuits over the Company’s objection where the case is over the Company’s liability insurance deductibles. Due to the confidentiality of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not identify or comment on which specific lawsuits have been settled or the amount of any settlement.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Related party transactions

Aircraft charter

The Company reimburses Thomas P. Smith, the Chairman of the Board of Directors until February 2012, for business use of his personal aircraft. For the three months ended March 31, 2012 and 2011, the Company incurred expenses of approximately $7,000 and $54,000, respectively, to Thomas P. Smith. At March 31, 2012 and December 31, 2011, there was approximately $2,000 and nil, respectively, of outstanding payables due to Thomas P. Smith.

TASER Foundation

In November 2004, the Company established the TASER Foundation. The TASER Foundation is a 501(c)(3) non-profit corporation and has been granted tax exempt status by the Internal Revenue Service. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Over half of the initial $1.0 million endowment was contributed directly by TASER International, Inc. employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the three months ended March 31, 2012 and 2011, the Company incurred $281 and $1,558 in such administrative costs, respectively. The Company is authorized by its Board of Directors to make a discretionary contribution to the TASER Foundation up to a maximum of $200,000 per quarter. For the three months ended March 31, 2012 and 2011, the Company did not make a discretionary contribution to the TASER Foundation.

Consulting services

The Company engages Mark Kroll, a member of the Board of Directors, to provide consulting services. Expenses relating to these services for the three months ended March 31, 2012 and 2011, were approximately $54,000 and $53,000, respectively. At March 31, 2012 and December 31, 2011, the Company had accrued liabilities of approximately $23,000 and $12,500 for these services, respectively.

11. Employee benefit plan

The Company has a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $17,000. The Company currently matches 100% of the first 3% of eligible compensation contributed to the Plan by each participant and 50% of the next 2% of eligible compensation contributed to the plan by each participant. Beginning January 1, 2008, the Company’s matching contributions are immediately vested. The Company’s matching contributions to the Plan for the three months ended March 31, 2012 and 2011, were approximately $136,000 and $125,000, respectively. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Segment data

During the fourth quarter of 2011, management determined that its operations are comprised of two reportable segments: the sale of ECDs, accessories and other products and services (the “ECD segment”); and the Video business, which includes the TASER Cam, AXON Video products and EVIDENCE.COM (the “Video segment”). The Company has restated the corresponding items of segment information for earlier periods to reflect the change in the internal organization review structure. On an overall basis, the Company has elected to only assign costs directly attributable to the Video segment in that segment, which is consistent with the Company’s methodology for evaluating each of its segments. Included in these costs are the costs of sales for both products and services, overhead allocation based on direct labor, selling expense for the Video sales team, Video segment product management expenses, Video segment trade shows and related expenses, and research and development for products included in the Video segment. Information relative to the Company’s reportable segments is as follows:

	Three Months Ended March 31, 2012
	Video	ECD	Total
Product sales	$772,131	$24,757,674	$25,529,805
Service revenue	111,587	—	111,587

Net sales	883,718	24,757,674	25,641,392

Cost of products sold	793,848	8,611,419	9,405,267
Cost of service delivered	994,866	—	994,866

Gross margin	$(904,996)	$16,146,255	$15,241,259
Litigation judgment expense	$—	$(2,200,000)	$(2,200,000)
Income (loss) from operations	$(2,964,389)	$9,419,406	$6,455,017
Purchases of property and equipment	$168,286	$108,981	$277,267
Purchases of intangible assets	$—	$122,541	$122,541
Depreciation and amortization	$472,894	$1,193,616	$1,666,510

	Three Months Ended March 31, 2011
	Video	ECD	Total
Product sales	$830,256	$22,213,840	$23,044,096
Service revenue	72,853	—	72,853

Net sales	903,109	22,213,840	23,116,949

Cost of products sold	711,943	9,044,581	9,756,524
Cost of service delivered	1,151,562	—	1,151,562

Gross margin	$(960,396)	$13,169,259	$12,208,863
Income (loss) from operations	$(2,817,108)	$2,927,293	$110,185
Purchases of property and equipment	$2,214	$323,162	$325,376
Purchases of intangible assets	$—	$87,856	$87,856
Depreciation and amortization	$663,427	$1,404,665	$2,068,092

The CODM does not review assets by segment as part of the financial information provided; therefore, no asset information is provided in the above table.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of March 31, 2012 and results of operations for the three months ended March 31, 2012 and 2011. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: the impact of recently issued and adopted accounting standards and guidance; estimated amortization charges in future years and our projected tax rate for 2012; our expectations about unrecognized tax benefits and deferred income taxes; assumptions about the future vesting of outstanding stock options and the amortization of costs relating thereto; our litigation strategy; our intentions to hold our investment securities to maturity and expectations relating to the redemption prices of these securities; the outcome of pending litigation against us; the sufficiency of our valuation reserves, including warranty, accounts receivable, deferred taxes and inventory reserves; the sufficiency of our capital resources and the availability of financing to the Company and our strategy with respect to hedging activities. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; budgetary and political constraints of prospects and customers; litigation risks resulting from alleged product-related injuries and media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; our dependence on sales of our TASER X26 and X2 ECDs; our ability to manage our growth; our ability to increase manufacturing production to meet demand; the outcome of pending litigation; establishment and expansion of our direct and indirect distribution channels; the acceptance of our EVIDENCE.com software model; breach of our security measures resulting in unauthorized access to customer data; our ability to design, introduce and sell new products; delays in development schedules; risks relating to acquisitions and joint ventures; the length of our sales cycle and our ability to realize benefits from our marketing and selling efforts; risks of governmental regulations, including regulations of our products by the United States Consumer Product Safety Commission, regulation of our products as a “crime control” product by the Federal government, state and local government regulation and foreign regulation; our compliance with regulations governing the environment, including but not limited to, regulations within the European Union; our ability to protect our intellectual property; intellectual property infringement claims and relating litigation costs; competition in foreign countries relating to foreign patents; our successful identification of existing intellectual property rights that might infringe on our developments; the adverse effects that could result from our products being classified as firearms by the United States Bureau of Alcohol and Firearms; product defects; rapid technological change; our dependence on third party suppliers for key components of our products; component shortages; our dependence on foreign suppliers for key components; rising costs of raw materials and transportation relating to petroleum prices; catastrophic events; outages and disruptions relating to our EVIDENCE.com service; fluctuations in quarterly operating results; foreign currency fluctuations; counterparty risks relating to cash balances held in excess of FDIC insurance limits; employee retention risks and other factors identified in documents filed by us with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2011 under the caption “Risk Factors.”

Overview

TASER International, Inc.’s (the “Company”, “TASER”, “we” or “our”) core mission is to protect life, prevent conflict and resolve disputes through technologies that make communities safer. We are the market leader in the development, manufacture and sale of advanced Electronic Control Devices (ECDs) designed for use in law enforcement, military, corrections, private security and personal defense. Since our inception in 1993, we have remained committed to providing solutions to violent confrontation by developing devices with proprietary technology to incapacitate dangerous, combative, or high-risk subjects who pose a risk to law enforcement officers, innocent citizens, or themselves in a manner that is generally recognized as a safer alternative to other uses of force.

TASER solutions deliver significant results to our customers and to communities in which they are deployed. There are over 100 published studies on the effects of TASER ECDs. Just as importantly, there are eight published independent epidemiological studies covering a total of 48,228 subjects. The 2008 Eastman study found that 5.4% of conductive electronic weapons use “clearly prevented the use of lethal force by police.” The largest epidemiological study was the 2009 MacDonald study of 24,380 uses of force. In addition, the papers of Taylor (13,983 subjects), Mesloh (4,303 subjects), Mumola (2,686 subjects), Smith (1,645 subjects), Butler (562 subjects) and White (243 subjects) show a significant reduction in both officer and suspect injuries with TASER ECD usage. Further, most reporting agencies demonstrate overall decreases in use of force and decreases in suspect and officer injuries resulting from conflict. Reducing uses of force and gaining compliance by use of a TASER ECD has provided significant reductions in worker’s compensation expenses and claims for excessive use of force for agencies, and ultimately taxpayers.

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

Central to our strategy, we conduct research and develop advanced technologies for both the creation of new, and the enhancement of existing, hardware and software products and services. We believe that delivering breakthrough innovation and high-value solutions through our various product platforms is the key to delivering compelling value propositions to meet our customers’ needs and to drive our future growth. We place the highest level of importance on the safety and appropriate use of our products and have established industry leading training services to provide our users a comprehensive overview of the legal, policy, medical information and risk mitigation issues relating to our ECDs and the use of force. Our products are sold through a network of distribution channels developed for selling and marketing our products and services to law enforcement agencies, primarily in North America, with continuing focus and effort placed on expanding these programs in international, military and other markets. In order to facilitate sales and provide customer service to our European customers in 2010, we established TASER International Europe SE, a wholly owned subsidiary.

In the fourth quarter of 2011, management began to review and analyze the AXON portion of our Video business as a separate segment, whereas in prior years the business primarily resided in the research and development stage in anticipation of eventual product launch. Senior management discussed at length the best way to view the Video business as it continued to iterate on different ways to separate the business into distinct product segments. As the Company analyzed the business in that manner, it became apparent that due to the support that the software business had to provide to the video hardware to ensure the seamless integration of hardware and software, it made sense to include AXON hardware in the Video segment, and not just the results of our EVIDENCE.COM software-as-a-service product (SaaS). Further, because TASER Cam uses EVIDENCE.COM to store videos and the developers of EVIDENCE.COM had to contribute to the upload and storage of TASER Cam videos, we concluded that the Video segment should ultimately include sales and expenses for AXON hardware and accessories, EVIDENCE.COM SaaS and TASER Cam. Based on this evaluation, during the fourth quarter of 2011, management determined that its operations are comprised of two reportable segments: the sale of ECDs, accessories and other products and services (the “ECD segment”); and the Video business, which includes the TASER Cam, AXON Video products and EVIDENCE.COM (the “Video segment”).

Only those costs directly attributable to the Video segment are included in that segment. Our chief operating decision maker (CODM) does not see any value in allocating costs for items not directly attributable to the Video segment because the Company’s base business is the ECD segment, and the majority of the expenses of the Company would continue even if the Company was not in the Video business. The CODM wants to understand the true investment in the Video business, and that result is delivered by allocating only costs directly associated with the Video segment. By leaving the remainder of costs not directly associated with the Video segment in the ECD segment, the Company is able to compare the ECD segment to historical results (where the majority of the business was only that segment) to gauge relative efficiency of the ECD operation versus historical norms. Further information about our reportable segments and sales by geographic region is included in footnotes 1(b) and Note 12 of the unaudited condensed consolidated financial statements included elsewhere herein.

Results of Operations

The following table sets forth, for the periods indicated, our unaudited consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,				Increase / (Decrease)
	2012		2011		$	%
Net sales	$25,641	100.0%	$23,117	100.0%	$2,524	10.9%
Cost of products sold	10,400	40.6%	10,908	47.2%	(508)	-4.7%

Gross margin	15,241	59.4%	12,209	52.8%	3,032	24.8%
Sales, general and administrative expenses	8,854	34.5%	9,346	40.4%	(492)	-5.3%
Research and development expenses	2,132	8.3%	2,752	11.9%	(620)	-22.5%
Litigation judgment expense	(2,200)	-8.6%	—	—	(2,200)	*

Income from operations	6,455	25.2%	110	0.5%	6,345	*
Interest and other income, net	7	*	26	0.1%	(19)	-73.1%

Income before provision for income taxes	6,462	25.2%	137	0.6%	6,325	*
Provision for income taxes	2,658	10.4%	117	0.5%	2,541	*

Net Income	$3,804	14.8%	$20	0.1%	$3,784	*

Note:	Table may not foot due to rounding differences
*	Not Meaningful

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended March 31,
	2012		2011
ECD segment:
TASER X26	$10,711	42%	$10,281	45%
Single Cartridges	7,220	28%	6,674	29%
TASER X2	3,209	13%	—	—
TASER C2	811	3%	1,250	5%
ADVANCED TASER	247	1%	1,765	8%
TASER X3	14	*	227	1%
XREP	155	1%	95	*
Other	2,391	9%	1,922	8%

ECD segment	$24,758	97%	$22,214	96%

Video segment:
TASER Cam	$270	1%	640	3%
TASER CamHD	333	1%	—	*
AXON/EVIDENCE.com	224	1%	187	1%
Other	56	*	76	*

Video segment	$883	3%	$903	4%

Total net sales	$25,641	100%	$23,117	100%

*	less than 1%

Net sales to the United States and other countries are summarized as follows:

	Three Months Ended March 31,
	2012	2011
United States	84%	77%
Other Countries	16%	23%

Total	100%	100%

Net sales were $25.6 million and $23.1 million for the three months ended March 31, 2012 and 2011, respectively, an increase of $2.5 million or, 10.9%. The increase in net sales for the first quarter of 2012 compared to 2011 was primarily driven by the continued adoption of the TASER X2, which contributed $3.2 million of sales for the first quarter of 2012. Sales of our X26 ECDs also increased $0.4 million for the first quarter of 2012 compared to the same period in the previous year, and benefited from a significant order to the United States Army during the first quarter of 2012. Sales relative to our Video segment were flat at $0.9 million for both the three months ended March 31, 2012 and 2011. However, during the first quarter of 2012, we continued to generate traction for the AXON Flex on-officer camera and EVIDENCE.COM management service as a number of new agencies adopted the platform, including pre-orders and upgrades from several customers.

International sales for the first quarter of 2012 and 2011 represented approximately $4.0 million, or 16%, and $5.3 million, or 23%, of total net sales, respectively.

Cost of Products Sold

Cost of products sold were $10.4 million and $10.9 million for the three months ended March 31, 2012 and 2011, respectively, a decrease of $0.5 million, or 4.7%. As a percentage of net sales, cost of products sold decreased to 40.6% in the first quarter of 2012 compared to 47.2% in the first quarter of 2011. The decrease in overall cost of products sold and cost of products sold as a percentage of sales was driven by improved margins in our ECD segment. Cost of products sold for our ECD segment were $8.6 million for the three months ended March 31, 2012, or 34.8% of ECD segment sales, compared to $9.0 million for the three months ended March 31, 2011, or 40.7% of ECD segment sales. These improvements primarily relate to manufacturing efficiencies and a favorable change in product mix.

Cost of products sold and services delivered for the Video segment were $1.8 million and $1.9 million for the three months ended March 31, 2012 and 2011, respectively. The overall decrease in costs for our Video segment for the first quarter of 2012 relates to lower cost of service delivered due to cost reductions in the Video segment.

Gross Margin

Gross margin was $15.2 million and $12.2 million for the three months ended March 31, 2012 and 2011, respectively, an increase of $3.0 million, or 24.8%. As a percentage of net sales, gross margin increased to 59.4% for the first quarter of 2012 compared to 52.8% for the first quarter of 2011, a result of the factors discussed above under cost of products sold.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were comprised of the following (dollars in thousands):

	Three Months Ended March 31,
			$	%
	2012	2011	Change	Change
Salaries, benefits and bonus	$2,685	$2,688	$(3)	-0.1%
Legal, professional and accounting fees	1,718	1,530	188	12.3%
Travel and meals	696	798	(102)	-12.8%
Stock-based compensation	547	723	(176)	-24.3%
Consulting and lobbying	568	718	(150)	-20.8%
Depreciation and amortization	429	554	(125)	-22.6%
Sales and Marketing	784	756	28	3.7%
D&O and liability insurance	364	458	(94)	-20.6%
Other	1,063	1,121	(58)	-5.2%

Total	$8,854	$9,346	$(492)	-5.3%

Sales, general and administrative as % of net sales	34.5%	40.4%

Sales, general and administrative expenses were $8.9 million and $9.3 million for the three months ended March 31, 2012 and 2011, respectively, a decrease of $0.5 million, or 5.3%. As a percentage of net sales, sales, general and administrative expenses decreased to 34.5% for the first quarter of 2012 compared to 40.4% for the first quarter of 2011. The overall decrease and decrease as a percentage of net sales for the first quarter of 2012 compared to the same period in 2011 is attributable to general declines in D&O liability insurance, consulting and lobbying costs, depreciation and amortization and travel and meals totaling $0.5 million. These declines were driven in part by ongoing cost reduction efforts and were offset by increases in legal, professional and accounting fees and other costs of $0.2 million. Stock-based compensation expense also decreased by $0.2 million as previously granted options became fully vested throughout 2011.

Research and Development Expenses

Research and development expenses were $2.1 million and $2.8 million for the three months ended March 31, 2012 and 2011, respectively, a decrease of $0.7 million, or 25.0%. The decrease was attributable to the continued reduction in consulting costs, as well as declines in salaries, benefits, and testing materials.

Litigation Judgment Expense

During 2011, the Company recorded a $3.3 million litigation judgment expense, which represented a charge for an adverse jury verdict received in the Turner case and costs associated with post-trial motions. This charge represented management’s best estimate of the Company’s uninsured portion of the judgment after consideration of available insurance coverage. During 2011, management estimated the range of loss in the Turner case to be nil to $3.8 million. During March 2012, the Federal District Court for the Western District of North Carolina granted the Company’s motion for remittitur and ordered the reduction of the original jury award from $10.0 million to approximately $4.4 million after offsets. On April 20, 2012, the court issued another order, which adjusted the award to $5.5 million. Based on this action by the court, the Company reversed a portion of the previously accrued litigation judgment expense during the three months ended March 31, 2012, which resulted in a benefit of $2.2 million, leaving a reserve of $1.1 million as of March 31, 2012. The Company has filed a notice of appeal in this case.

Provision for Income Taxes

The provision for income taxes was $2.7 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively. Our estimated full year effective tax rate for 2012, before discrete period adjustments, is approximately 42.2%, which is above the statutory rate due to the impact of non-deductible expenses for items such as ISO stock option expense, meals and entertainment and lobbying fees, which make our projected annual net income for tax purposes higher than our book pre-tax income.

Net Income

Our net income increased to $3.8 million, or $0.07 per basic and diluted share, for the first quarter of 2012 compared to net income of less than $0.1 million, or $0.00 per basic and diluted share, for the first quarter of 2011.

Liquidity and Capital Resources

Summary

As of March 31, 2012, we had $29.7 million in cash, cash equivalents and investments, an increase of $3.3 million from the end of 2011, which primarily relates to $3.7 million of cash provided by operations, partially offset by investments in property and equipment. On April 25, 2012, our Board of Directors authorized a new share repurchase program for up to $20.0 million of common stock. Repurchases may take place from time to time on the open market, will be financed with available cash and are subject to market and business conditions.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$3,663	$4,357
Net cash used by investing activities	(644)	(10,199)
Net cash provided (used) by financing activities	15	(5,058)

Operating activities

Net cash provided by operating activities in the first three months of 2012 of $3.7 million was primarily driven by our improved operating results, which are discussed above and is inclusive of a $2.4 million decrement for working capital changes. These working capital changes primarily relate to increased accounts receivable balances of $2.5 million, which correspond to the increase in net sales during the first quarter of 2012 and the timing of collections.

Net cash provided by operating activities in the first three months of 2011 of $4.4 million was primarily driven by pre-tax income for the period adjusted for the add-back of non-cash expenses including stock-based compensation expense of $1.0 million and depreciation and amortization expense of $2.1 million. Additionally, changes in working capital included a $1.9 million reduction in accounts receivable due to timing of collections and a decrease in sales for the month of March 2011 compared to December 2010, and a $1.3 million reduction in inventory as significant orders towards the end of the quarter reduced finished goods, particularly cartridges, on-hand at March 31, 2011. These reductions were partially offset by an increase in prepaid assets driven by payment of our annual liability insurance premium, while accounts payable and accrued liabilities decreased $0.7 million due to reduced activity and timing of payments to vendors.

Investing activities

We used $0.6 million for investing activities in the first three months of 2012, which consists of $0.2 million for net purchases of short-term investments and $0.4 million for the acquisition of property, equipment and intangible assets.

We used $10.2 million for investing activities in the first quarter of 2011, comprised principally of $9.8 million for the purchase of short term investments and $0.4 million for the acquisition of various production and computer equipment and intangible assets.

Financing activities

During the first three months of 2012, net cash provided by financing activities was approximately $15,000 and related to the exercise of stock options.

During the first three months of 2011 net used by financing activities was $5.1 million primarily attributable to the repurchase of Company common stock during the quarter.

Liquidity

Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. We believe funds generated from our expected results of operations, as well as available cash and cash equivalents, will be sufficient to finance our operations and strategic initiatives for 2012 and 2013. In addition, our $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. The facility matures on June 30, 2013. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.

Capital Resources

We have a revolving line of credit with a domestic bank with total availability of $10.0 million. The line is secured by the Company’s accounts receivable and inventory, and bears interest at varying rates currently LIBOR plus 1.5% to prime. The line of credit matures on June 30, 2013, and requires monthly payments of interest only. At March 31, 2012 and December 31, 2011, there were no borrowings under the line. Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed coverage charge ratio can be no less than 1.25:1, based upon a trailing twelve month period. During 2011, the Company violated these covenants as a result of a $5.7 million non-cash charge. As of December 31, 2011, the violation was resolved by a waiver that provided relief to effectively exclude the $5.7 million charge discussed above when calculating the covenants in the future. At March 31, 2012, the Company’s tangible net worth ratio was 0.25:1 and its fixed charge coverage ratio was 6.77:1. Accordingly, the Company was in compliance with those covenants.

Based on our strong balance sheet and the fact that we had no outstanding debt at March 31, 2012, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of March 31, 2012 and December 31, 2011.

Critical Accounting Estimates

We have identified the following accounting estimates as critical to our business operations and the understanding of our results of operations. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. While we don’t believe that a change in these estimates is reasonably likely, there can be no assurance that our actual results will not differ from these estimates. The effect of these policies on our business operations is discussed below.

Standard Product Warranty Reserves

We warrant our law enforcement ECDs from manufacturing defects on a limited basis for a period of one year after purchase and thereafter will replace any defective TASER unit for a fee. The AXON Tactical Computer, the Com Hub user interface, Synapse Evidence Transfer Manager (ETM), and Headcam are warranted for one year and the TASER C2 is warranted for a period of 90 days after purchase. We track historical data related to returns and warranty costs on a quarterly basis and estimate future warranty claims based upon our historical experience. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of March 31, 2012, our reserve for warranty returns was $0.3 million compared to a $0.4 million reserve at March 31, 2011. The reduction is substantially driven by a reduction in product returns, which we believe reflects various quality initiatives implemented in our manufacturing process as well as the utilization of specifically identified reserves during the first three months of 2012. In the event that actual warranty returns differ from these estimates, changes to warranty reserves may be necessary.

Inventory

Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (FIFO) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities and a determination of what costs are considered to be abnormal fixed production costs, which are expensed as current period charges. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory decreased slightly to $4.3 at March 31, 2012, compared to $4.4 million at December 31, 2011.

During the fourth quarter of 2011, the Company recognized excess inventory charges specific to two of its product lines totaling $3.7 million. The success of the new TASER X2 led the Company to conclude that it will not sell through its TASER X3 inventory even though the Company will continue to sell and support the TASER X3 product line as part of its ECD segment. These factors resulted in an excess inventory charge of $1.7 million. Similarly, with the launch of the Company’s new AXON Flex system for our Video segment, the Company concluded it will not sell through first generation AXON inventory. These factors resulted in an excess inventory charge of $2.0 million. In the event that actual excess, obsolete or slow-moving inventories differ from estimates, future changes to inventory reserves bay be necessary.

Accounts Receivable

Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. This allowance represents our best estimate and is based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. Our allowance for doubtful accounts was $450,000 at March 31, 2012 and December 31, 2011. In the event that actual uncollectible amounts differ from these estimates, changes in allowances for doubtful accounts might become necessary.

Valuation of Long-lived Assets

We review long-lived assets, such as property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We utilize a two-step approach to testing long-lived assets for impairment. The first step tests for possible impairment indicators. If one or more impairment indicators are present, the second step measures whether the asset is recoverable based on a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our review requires the use of judgment and estimates. Management believes that no such impairments have occurred to date. However, future events or circumstances may result in a charge to earnings if we determine that the carrying value of a long-lived asset is not recoverable.

Income Taxes

We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carry forwards.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $6.8 million in tax credits for Federal, Arizona and California income tax purposes related to the 2003 through 2011 tax years, net of the federal benefit on the Arizona and California research and development tax credits. Management determined that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, has established a cumulative liability for unrecognized tax benefits of $1.9 million as of March 31, 2012. In addition, the Company has established a $0.1 million liability related to uncertain tax positions for certain state income tax liabilities, for a total unrecognized tax benefit of $2.0 million. As of March 31, 2012, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $2.0 million be recognized, the Company’s effective tax rate would be favorably impacted. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

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

In preparing the Company’s condensed consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Management determined that as of March 31, 2012, based on evaluation and projections of future sales and profitability, a valuation allowance of $1.4 million was necessary for the Arizona R&D credit carry forward as management concluded that it is not more likely than not that all of the R&D credit carry forward amount will be realized before they fully expire in 15 years. However, the deferred tax asset could be further reduced or the valuation allowance could be changed in the near-term if estimates of future taxable income during the carry forward period change.

Stock-based Compensation

Stock-based compensation cost for restricted stock units is measured based upon the closing fair market value of the Company’s common stock on the date of grant. We estimate the fair value of stock option grants by using the Black-Scholes-Merton option pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (“forfeitures”). We have granted a total of 950,800 performance-based stock options and approximately 180,000 performance-restricted stock units, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance. These grants will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect stock-based compensation recognized on our statements of operations. Refer to Note 7 to our condensed consolidated financial statements for further discussion of how we determined our valuation assumptions.

Contingencies

We are subject to the possibility of various loss contingencies including product-related litigation, arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Refer to Note 9 to our condensed consolidated financial statements for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest in a limited number of financial instruments, consisting principally of investments in money market accounts and high credit quality debt securities, denominated in United States dollars. All of our cash equivalents and investments are treated as “held-to-maturity”. Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity,” no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. As of March 31, 2012, we estimate that a ten basis point increase or decrease in interest rates would result in a change in the fair market value of these instruments of less than $0.1 million and would result in a change in annual interest income of less than $0.1 million.

Additionally, we have access to a line of credit borrowing facility which bears interest at varying rates, currently at LIBOR plus 1.5%. At March 31, 2012, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $10 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

Exchange Rate Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro related to transactions by TASER Europe. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 9 to the unaudited condensed consolidated financial statements included in PART I, ITEM 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, under the heading “Risk Factors,” which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially, adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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

TASER International, Inc.

Date: May 9, 2012	/s/ Patrick W. Smith
Patrick W. Smith
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2012	/s/ Daniel M. Behrendt
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