Form 10-Q
period 2012-06-30
TASER INTERNATIONAL INC
filed 2012-08-09
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-16391

TASER International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-0741227
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17800 North 85th Street, Scottsdale, Arizona	85255
(Address of principal executive offices)	(Zip Code)

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

There were 52,832,306 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of August 2, 2012.

TASER INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TASER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,970,019	$21,300,733
Short-term investments	5,186,263	5,108,189
Accounts receivable, net of allowance of $450,000 at June 30, 2012 and December 31, 2011	14,696,073	11,780,135
Inventory, net	10,466,858	11,484,761
Prepaid expenses and other current assets	2,192,802	2,089,676
Deferred income tax assets, net	6,783,830	9,968,929

Total current assets	57,295,845	61,732,423

Property and equipment, net	24,117,667	26,845,220
Deferred income tax assets, net	12,716,169	12,716,169
Intangible assets, net	3,336,419	3,224,006
Other long-term assets	294,219	444,933

Total assets	$97,760,319	$104,962,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,932,328	$4,513,938
Accrued liabilities	6,582,285	7,643,004
Current portion of deferred revenue	3,573,020	3,317,641
Customer deposits	731,196	413,314

Total current liabilities	14,818,829	15,887,897

Deferred revenue, net of current portion	5,642,056	4,636,901
Liability for unrecorded tax benefits	2,012,366	1,982,399

Total liabilities	22,473,251	22,507,197

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized; no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.00001 par value per share; 200 million shares authorized; 52,830,153 and 55,696,608 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	655	652
Additional paid-in capital	103,342,170	101,597,626
Treasury stock at cost, 12,669,989 and 9,556,183 shares at June 30, 2012 and December 31, 2011, respectively	(63,345,644)	(47,207,093)
Retained earnings	35,391,390	28,145,325
Accumulated other comprehensive loss	(101,503)	(80,956)

Total stockholders’ equity	75,287,068	82,455,554

Total liabilities and stockholders’ equity	$97,760,319	$104,962,751

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TASER INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$28,222,443	$21,198,055	$53,863,835	$44,315,004
Cost of products sold and services delivered	11,720,070	8,956,362	22,120,203	19,865,649

Gross margin	16,502,373	12,241,693	31,743,632	24,449,355

Sales, general and administrative expenses	8,404,611	9,065,847	17,258,633	18,401,230
Research and development expenses	2,038,830	2,793,235	4,171,050	5,545,699
Litigation judgment expense	—	3,301,243	(2,200,000)	3,301,243
Loss on impairment	—	1,350,504	—	1,350,504
Loss on write down / disposal of property and equipment, net	—	747,409	—	757,038

Income (loss) from operations	6,058,932	(5,016,545)	12,513,949	(4,906,359)
Interest and other income, net	7,133	1,261,885	14,127	1,288,206

Income (loss) before provision for income taxes	6,066,065	(3,754,660)	12,528,076	(3,618,153)
Provision (benefit) for income taxes	2,623,818	(1,459,828)	5,282,011	(1,343,053)

Net income (loss)	$3,442,247	$(2,294,832)	$7,246,065	$(2,275,100)

Income (loss) per common and common equivalent shares
Basic	$0.06	$(0.04)	$0.12	$(0.04)
Diluted	$0.06	$(0.04)	$0.12	$(0.04)

Weighted average number of common and common equivalent shares outstanding
Basic	54,520,889	60,605,140	58,849,010	61,515,979
Diluted	55,166,644	60,605,140	59,482,674	61,515,979

Net income (loss)	$3,442,247	$(2,294,832)	$7,246,065	$(2,275,100)
Foreign currency translation adjustments	(20,429)	1,994	(20,547)	22,092

Comprehensive income (loss)	$3,421,818	$(2,292,838)	$7,225,518	$(2,253,008)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TASER INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$7,246,065	$(2,275,100)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on impairment	—	1,350,504
Loss on write down / disposal of property and equipment, net	178,175	757,038
Depreciation and amortization	3,395,443	4,117,580
Bond premium amortization	35,812	—
Provision for doubtful accounts	481	14,580
Provision / write-off of excess and obsolete inventory	197,468	328,870
Provision for warranty	97,226	79,886
Stock-based compensation expense	1,347,662	1,839,924
Litigation judgment expense	(2,200,000)	3,301,243
Deferred income taxes	3,185,099	(1,744,706)
Provision for unrecognized tax benefits	29,967	(1,989)
Change in assets and liabilities:
Accounts receivable	(2,916,419)	3,546,984
Inventory	820,435	1,044,680
Prepaids and other assets	(8,646)	(1,592,862)
Accounts payable and accrued liabilities	397,322	(599,996)
Deferred revenue	1,260,534	(915,816)
Customer deposits	317,882	(95,728)

Net cash provided by operating activities	13,384,506	9,155,092

Cash Flows from Investing Activities:
Purchases of investments	(6,242,033)	(10,775,112)
Proceeds from maturity of investments	6,128,147	—
Purchases of property and equipment	(602,302)	(659,872)
Purchases of intangible assets	(251,987)	(213,276)

Net cash used in investing activities	(968,175)	(11,648,260)

Cash Flows from Financing Activities:
Repurchase of common stock	(16,138,551)	(12,499,816)
Proceeds from stock options exercised	396,885	3,923

Net cash used in financing activities	(15,741,666)	(12,495,893)

Effect of exchange rate change on cash and cash equivalents	(5,379)	24,225
Net decrease in cash and cash equivalents	(3,330,714)	(14,964,836)
Cash and cash equivalents, beginning of period	21,300,733	42,684,241

Cash and cash equivalents, end of period	$17,970,019	$27,719,405

Supplemental Disclosure:
Cash paid for income taxes—net	$820,361	$36,000
Non-Cash Transactions:
Property and equipment purchases in accounts payable	$47,955	$507,260

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

a. Basis of presentation, preparation and use of estimates

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended December 31, 2011, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Form 10-K for the year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year (or any other period).

The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these consolidated financial statements include allowances for doubtful accounts receivable, inventory valuation reserves, product warranty reserves, valuations of long-lived assets, deferred income taxes, stock-based compensation, contingencies, accrued litigation expenses, manufacturing overhead allocations and uncertain tax positions.

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

For the three and six months ended June 30, 2012 and 2011, net sales by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	83%	77%	84%	77%
Other Countries	17%	23%	16%	23%

Total	100%	100%	100%	100%

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Sales to customers outside of the United States are typically denominated in U.S. dollars and are attributed to each country based on the billing address of the distributor or customer. For the three and six months ended June 30, 2012 and 2011, no individual country outside of the United States represented greater than 10% of total net sales.

For the three months ended June 30, 2012, one distributor represented approximately 24% of total net sales. For the three months ended June 30, 2011, two distributors represented approximately 15% and 11% of total net sales. For the six months ended June 30, 2012, one distributor represented approximately 19% of total net sales. For the six months ended June 30, 2011, one distributor represented approximately 12% of total net sales. At June 30, 2012, the Company had receivables from one customer comprising approximately 30% of its aggregate accounts receivable balance. At December 31, 2011, the Company had accounts receivable from two customers comprising approximately 13% and 13% of the aggregate accounts receivable balance. These customers are unaffiliated distributors of the Company’s products.

c. Income (loss) per common share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per share is calculated based on the weighted average number of common shares outstanding for the period plus the dilutive effect of stock options and restricted stock units using the treasury stock method. Contingently issuable shares are included in the calculation of basic income per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable. Contingently issuable shares are included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period. The calculation of the weighted average number of shares outstanding and income (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator for basic and diluted income per share
Net income (loss)	$3,442,247	$(2,294,832)	$7,246,065	$(2,275,100)

Denominator for basic income per share—weighted average shares outstanding	54,520,889	60,605,140	58,849,010	61,515,979
Dilutive effect of restricted stock units	29,041	—	8,143	—
Dilutive effect of shares issuable under stock options outstanding	616,714	—	625,521	—

Denominator for diluted income per share—adjusted weighted average shares outstanding	55,166,644	60,605,140	59,482,674	61,515,979

Net income (loss) per common share:
Basic	$0.06	$(0.04)	$0.12	$(0.04)
Diluted	$0.06	$(0.04)	$0.12	$(0.04)

For the three months ended June 30, 2012 and 2011, the effects of 5,255,267 and 7,031,017 stock options, respectively, were excluded from the calculation of diluted net income per share as their exercise prices were greater than the average price of our common stock during that period. For the three months ended June 30, 2012 and 2011, the effects of 91,100 and nil restricted stock units, respectively, were excluded from the calculation of diluted net income per share as they were anti-dilutive under the treasury stock method. For the six months ended June 30, 2012 and 2011, the effects of 6,215,722 and 7,015,738 stock options, respectively, were excluded from the calculation of the diluted net income per share as their exercise prices were greater than the average price of our common stock during that period. For the six months ended June 30, 2012 and 2011, the effects of 318,750 and nil restricted units respectively, were excluded from the calculation of diluted net income per share as they were anti-dilutive under the treasury stock method.

d. Revenue recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. Revenue arrangements with multiple deliverables are divided into separate units and revenue is allocated using the relative selling price method based upon vendor-specific objective evidence of selling price or third-party evidence of the selling prices if vendor-specific objective evidence of selling prices does not exist. If neither vendor-specific objective evidence nor third-party evidence exists, management uses its best estimate of selling price.

The Company has sold its Video segment products separately, but in most instances the Company’s AXON equipment and EVIDENCE.com software as a service are sold together. In these instances, customers typically purchase and pay for the AXON equipment and EVIDENCE.com services in advance, with the AXON equipment representing a deliverable that is provided to the customer at the time

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of sale, and EVIDENCE.com services provided over a specified service term, which has typically ranged from one to five years. The Company recognizes revenue for the AXON equipment at the time of the sale consistent with the discussion of multiple deliverable arrangements above. Revenue for EVIDENCE.com service is deferred at the time of the sale and recognized over the service period. At June 30, 2012 and December 31, 2011 approximately $0.5 million and $0.3 million of EVIDENCE.com revenue was deferred, respectively, and is being recognized over the applicable service terms.

The Company offers customers the right to purchase extended warranties that include additional services and coverage beyond the limited warranty on the TASER X26, ADVANCED TASER, X2, X3, AXON and C2 products. Revenue for extended warranty purchases is deferred at the time of sale and recognized over the warranty period commencing on the date of sale. Extended warranties range from one to four years. At June 30, 2012 and December 31, 2011, approximately $8.5 million and $7.5 million was deferred under this program, respectively.

Certain of the Company’s customers are charged shipping fees, which are recorded as a component of net sales. Sales tax collected on sales is netted against government remittances and thus, recorded on a net basis. Training revenue is recorded as the service is provided.

e. Warranty costs

The Company warrants its X2 ECDs, X3 ECDs, X26 ECDs, M26 ECDs, XREP, TASER Cam, TASER Cam, Shockwave, AXON Tactical Computer, Com Hub user interface, Synapse Evidence Transfer Manager (ETM), and Headcam products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter, will replace any defective unit for a fee. The TASER C2 product is warranted for a period of 90 days after purchase. The Company also sells extended warranties for periods of up to four years after the expiration of the limited one year warranty. After the one year standard warranty expires, if the device fails to operate properly for any reason, the Company will replace the TASER X26 for a prorated discounted price depending on when the product was placed into service. These fees are intended to cover the handling and repair costs and include a profit. Management tracks historical data related to returns and warranty costs on a quarterly basis, and estimates future warranty claims by applying the estimated weighted average return rate to the product sales for the period. If management becomes aware of a component failure that could result in larger than anticipated returns from its customers, the reserve would be increased. The reserve for warranty returns is included in accrued liabilities on the consolidated balance sheet. Changes in the Company’s estimated product warranty liabilities are as follows:

	Six Months Ended June 30,
	2012	2011
Balance, January 1	$427,459	$646,113
Utilization of accrual	(164,578)	(395,911)
Warranty expense	97,226	79,886

Balance, June 30	$360,107	$330,088

f. Fair value of financial instruments

The Company uses the fair value framework for measuring financial assets and liabilities measured on a recurring basis and for non-financial assets and liabilities when these items are remeasured. Under fair value measurement GAAP accounting standards, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1 – Unadjusted quoted market prices in active markets for identical assets or liabilities.

•

Level 2 – Quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and/or quoted prices for assets or liabilities that are identical or similar to the assets or liabilities being measured from markets that are not active.

•	Level 3 – Unobservable inputs that are not corroborated by market data.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has cash equivalents, which at June 30, 2012 and December 31, 2011, were comprised of money market mutual funds. At June 30, 2012, the Company also held short-term investments consisting of commercial paper. All investments have been valued using level one valuation on techniques. There have been no changes in the methodologies used at December 31, 2011. Based on management’s ability and intent to hold these investments to maturity, they are recorded at amortized cost on the balance sheet. Refer to Note 2 for additional fair value disclosures for these short-term investments. The Company’s financial instruments also include accounts receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.

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

In the three and six months ended June 30, 2012, the Company did not recognize any impairment changes. In the three and six months ended June 30, 2011, the Company recognized $1,350,504 in impairment charges associated with its Protector product line following the Company’s decision to abandon ongoing operations relating to this line.

In the three and six months ended June 30, 2011, the Company incurred a loss on write down/disposal of property and equipment of $747,000 and $757,000, respectively, following a decision to dispose of surplus equipment for EVIDENCE.com operations.

h. Recently issued accounting guidance

In May 2011, the Financial Accounting Standards Board (FASB) issued amended standards to achieve a consistent definition of fair value and common requirements for measurement of, and disclosure about fair value between U.S. generally accepted accounting principles and International Financial Reporting Standards. For assets and liabilities categorized as Level 3 and recognized at fair value, these amended standards require disclosure of quantitative information about unobservable inputs, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. In addition, these amended standards require that we disclose the level in the fair value hierarchy for financial instruments disclosed at fair value but not recorded at fair value. These new standards are effective for fiscal years beginning after December 15, 2011. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

2. Cash, cash equivalents, and investments

Cash and cash equivalents include funds on hand and short-term investments with original maturities of three months or less. Short-term investments include securities generally having maturities of 90 days to one year. The Company’s short-term investments are invested in commercial paper, which, based on management’s intent and ability, are classified as held-to-maturity investments, and are recorded at amortized cost.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of cash, cash equivalents and held-to-maturity investments by type at June 30, 2012 and December 31, 2011:

	June 30, 2012				December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$17,970,019	$—	$—	$17,970,019	$21,300,733	$—	$—	$21,300,733
Commercial paper	3,506,263	—	(2,831)	3,503,432	5,008,189	—	(3,238)	5,004,951
Certificates of deposit	1,680,000	—	(1,488)	1,678,512	100,000	—	(69)	99,931

Total cash, cash equivalents and investments	$23,156,282	$—	$(4,319)	$23,151,963	$26,408,922	$—	$(3,307)	$26,405,615

The following table summarizes the classification of cash, cash equivalents and investments in the accompanying balance sheet:

	June 30, 2012	December 31, 2011
Cash	$5,190,178	$6,061,523
Cash equivalents	12,779,841	15,239,210

Total cash and cash equivalents	17,970,019	21,300,733

Short-term investments	5,186,263	5,108,189

Total cash, cash equivalents and investments	$23,156,282	$26,408,922

Commercial paper investments, identified above as short-term investments at June 30, 2012, have contractual maturities of less than one year. At June 30, 2012, held-to-maturity short-term investments have gross unrealized losses of $4,319, which have been in a continuous unrealized loss position for less than 12 months. The unrealized losses on the Company’s investments in commercial paper are due to interest rate fluctuations. As these investments were originally purchased at a premium, are short-term in nature, are expected to be redeemed at par value and because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2012.

3. Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (FIFO) method, and includes allocations of manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. Inventories as of June 30, 2012 and December 31, 2011, consisted of the following:

	June 30, 2012	December 31, 2011
Raw materials	$11,238,953	$11,304,265
Work-in-process	206,711	304,783
Finished goods	3,297,776	4,306,585
Reserve for excess and obsolete inventory	(4,276,582)	(4,430,872)

Inventory, net	$10,466,858	$11,484,761

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Intangible assets

Intangible assets consisted of the following at June 30, 2012 and December 31, 2011:

		June 30, 2012			December 31, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Domain names	5 Years	$139,432	$(97,892)	$41,540	$139,431	$(91,943)	$47,488
Issued patents	4 to 15 Years	1,477,952	(318,387)	1,159,565	1,500,192	(342,940)	1,157,252
Issued trademarks	9 to 11 Years	321,801	(81,928)	239,873	293,183	(65,028)	228,155
Non compete agreements	5 to 7 Years	150,000	(150,000)	—	150,000	(150,000)	—

Total amortized		2,089,185	(648,207)	1,440,978	2,082,806	(649,911)	1,432,895

Not amortized intangible assets:
TASER trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		995,441		995,441	891,111		891,111

Total not amortized		1,895,441		1,895,441	1,791,111		1,791,111

Total intangible assets		$3,984,626	$(648,207)	$3,336,419	$3,873,917	$(649,911)	$3,224,006

Amortization expense relative to intangible assets for the three and six months ended June 30, 2012 was approximately $34,000 and $68,000, respectively. Amortization expense for the three and six months ended June 30, 2011 was approximately $41,000 and $80,000, respectively. Estimated amortization expense of intangible assets for the remaining six months of 2012, the next five years ended December 31, and thereafter is as follows:

2012 (remaining six months)	$70,714
2013	141,439
2014	140,520
2015	131,769
2016	124,698
2017	121,263
Thereafter	710,575

Total	$1,440,978

5. Accrued liabilities

Accrued liabilities consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Accrued expenses	$2,660,111	$2,224,398
Accrued salaries and benefits	1,674,266	1,549,659
Accrued litigation judgment expense	1,100,000	3,300,000
Accrued income tax	787,801	141,488
Accrued warranty expense	360,107	427,459

Accrued liabilities	$6,582,285	$7,643,004

6. Income taxes

Deferred Tax Assets

The net deferred income tax assets at June 30, 2012, include net operating loss and alternative minimum tax carry forwards, capitalized research and development costs, research and development tax credits, non-qualified stock-based compensation expense, deferred warranty revenue, warranty and inventory reserves, accrued vacation, and other items, partially offset by accelerated depreciation expense. The Company’s total current and long-term net deferred tax assets at June 30, 2012 are $19.5 million.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In preparing the Company’s condensed consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities, and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business, as well as the generation of sufficient future taxable income. Management determined that as of June 30, 2012, based on evaluation and projections of future sales and profitability, a valuation allowance of $1.4 million was necessary for the Arizona R&D credit carry forward as management concluded that it is not more likely than not that all of the R&D credit carry forward amount will be realized before it fully expires in 15 years. However, the deferred tax asset could be further reduced or the valuation allowance could be changed in the near-term if estimates of future taxable income during the carry forward period change.

The Company has completed research and development tax credit studies, which identified approximately $6.8 million in tax credits for Federal, Arizona and California income tax purposes related to the 2003 through 2011 tax years, net of the federal benefit on the Arizona and California research and development tax credits. Management determined that it is more likely than not that the full benefit of the research and development tax credit will not be sustained on examination and accordingly, has established a cumulative liability for unrecognized tax benefits of $1.9 million as of June 30, 2012. In addition, management has accrued approximately $0.1 million for estimated uncertain tax positions related to certain state income tax liabilities. As of June 30, 2012, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefits of $2.0 million be recognized, the Company’s effective tax rate would be favorably impacted.

Effective Tax Rate

The Company’s overall effective tax rate for the six months ended June 30, 2012 was 42.2%, which is above the statutory rate due to the impact of state taxes and non-deductible expenses for items such as Incentive Stock Option (“ISO”) expense, meals and entertainment and lobbying fees, which make our projected annual net income for tax purposes higher than our book pre-tax income.

7. Stockholders’ equity

Stock Option Activity

At June 30, 2012, the Company had four stock-based compensation plans, which are described more fully in the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There are approximately 1.4 million shares available for grant under the Plans as of June 30, 2012. During the first half of 2012, the Company granted restricted stock units and performance restricted stock units that vest over one to three years, or upon the achievement of certain performance criteria, respectively.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Units

The following table summarizes restricted stock unit activity for the six months ended June 30, 2012:

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2011	1,096	$4.76
Granted	625,148	5.28
Vested	—	—
Forfeited	(11,500)	5.29

Balance at June 30, 2012	614,744	5.28	3,221,259

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the period, which was $5.24 per share multiplied by the number of restricted stock units. As of June 30, 2012, there was $2.5 million in unrecognized compensation costs related to restricted stock units granted under our stock plans. We expect to recognize these costs over a weighted average period of 17 months.

The Company has granted approximately 180,000 units of performance restricted stock (included in the table above), the vesting of which is contingent upon the achievement of certain performance criteria related to new product sales as well as the future sales and operating performance of the Company. Compensation expense is recognized over the implicit service period (the date the performance condition is expected to be achieved) based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. As of June 30, 2012, all performance restricted stock units remained unvested.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2012:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at December 31, 2011	7,576,493	$5.75
Granted	—	—
Exercised	(247,501)	1.60
Expired/terminated	(320,786)	7.57

Balance at June 30, 2012	7,008,206	$5.81	5.35	$4,343,755

Exercisable at June 30, 2012	6,339,175	$6.01	4.77	$3,634,350

Expected to vest after June 30, 2012	628,889	$4.72	7.85	$709,405

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $5.24 per share, and the exercise price, multiplied by the applicable number of options. The aggregate intrinsic value of options exercised for the three and six months ended June 30, 2012 was approximately $850,000 and $876,000, respectively. The aggregate intrinsic value of options exercised for the three and six months ended June 30, 2011 was nil and approximately $13,000, respectively. As of June 30, 2012, total unrecognized stock-based compensation expense related to unvested stock options was approximately $2.3 million, which is expected to be recognized over a remaining weighted average period of approximately 18 months. Options expected to vest are presented net of expected forfeitures.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has granted a cumulative of 950,800 performance-based stock options from 2008 through June 30, 2012, the vesting of which is contingent upon the achievement of certain performance criteria related to the successful and timely development and market acceptance of future product introductions, as well as the future sales and operating performance of the Company. Compensation expense is recognized over the implicit service period (the date the performance condition is expected to be achieved) based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. At June 30, 2012, there are approximately 619,000 performance based options outstanding for which the performance criteria have yet to be met. There is approximately $375,000 of remaining expense to be recognized relative to these performance based options as of June 30, 2012. No performance-based options were forfeited during the three and six months ended June 30, 2012. At June 30, 2011, 259,452 unvested performance options with a fair value of approximately $603,000 remained outstanding. No options were forfeited during the three or six months ended June 30, 2011.

Share-Based Compensation Expense

Share-based compensation cost for restricted stock units is measured based upon the market price of the Company’s common stock on the date of grant. Share-based compensation cost for stock options is estimated at the grant-date, based upon the fair value as calculated by the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. There were no stock options granted during the three and six months ended June 30, 2012. The assumptions used for the three and six month periods ended June 30, 2011, and the resulting estimates of weighted-average fair value per share of options granted during those periods, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011		2011
Expected life of options	4.5 yea	rs	4.5 yea	rs
Weighted average volatility	52.8%		55.7%
Weighted average risk-free interest rate	1.5%		1.7%
Weighted average fair value of options granted	$2.01		$2.17

The expected life of options represents the estimated period of time until exercise and is based on the Company’s historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of employee behavior. Expected stock price volatility is primarily based on historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. The estimated fair value of stock-based compensation awards and other options is amortized to expense on a straight-line basis over the requisite service period. As share-based compensation expense is recognized on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s forfeiture rate was calculated based on its historical experience of awards which ultimately vested.

Share-based compensation was classified as follows:

	Three Months Ended June 30 ,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of products sold	$28,748	$51,976	$95,892	$104,980
Sales, general and administrative expenses	426,314	649,566	973,364	1,372,745
Research and development expenses	134,629	175,465	278,406	362,199

Total stock-based compensation	$589,691	$877,007	$1,347,662	$1,839,924

Total share-based compensation expense recognized in the statement of operations for the three months ended June 30, 2012 and 2011, included approximately $85,000 and $430,000, respectively, related to Incentive Stock Options (“ISOs”) for which no tax benefit is recognized. Total

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

share-based compensation expense recognized in the statement of operations for the six months ended June 30, 2012 and 2011, includes approximately $0.2 million and $1.4 million, respectively, related to ISO’s for which no tax benefit is recognized. The Company did not tax-effect the share-based compensation expense for tax purposes related to the non-qualified disposition of ISOs exercised and sold as the benefit will be recorded when the Company is in a position to realize the benefit with an offset to taxes payable in future periods. The total unrecognized tax benefit related to the non-qualified disposition of stock options in the three and six months ended June 30, 2012, was approximately $850,000 and $876,000, respectively. The total unrecognized tax benefit related to the non-qualified disposition of stock options in the three and six months ended June 30, 2011, was approximately nil and $13,400, respectively.

Issuer Purchases of Equity Securities

On April 25, 2012, TASER’s Board of Directors authorized a stock repurchase program to acquire up to $20 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. This program was announced on April 26, 2012 and does not have a termination date. During the three months ended June 30, 2012, the Company purchased 3,113,806 common shares under this program for a total cost of $16.1 million, or a weighted average cost of $5.18 per share. The table below sets forth information regarding repurchases of the Company’s common stock during the three months ended June 30, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1-30, 2012	—	$—	—	$—
May 1-31, 2012	2,579,406	5.13	2,579,406	6,694,360
June 1-30, 2012	534,400	5.27	534,400	3,861,449

Total	3,113,806	$5.18	3,113,806	$3,861,449

From July 1, 2012 to August 3, 2012 the Company repurchased an additional 0.5 million shares at prevailing market prices.

8. Line of credit

We have a revolving line of credit with a domestic bank with total availability of $10.0 million. The line is secured by the Company’s accounts receivable and inventory, and bears interest at varying rates (currently LIBOR plus 1.5% to prime). The line of credit matures on July 31, 2014, and requires monthly payments of interest only. At June 30, 2012 and December 31, 2011, there were no borrowings under the line. Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. During 2011, the Company violated its covenants as a result of a $5.7 million non-cash charge. As of December 31, 2011 the violation was resolved by a waiver that provided relief to effectively exclude the $5.7 million charge discussed above and at December 31, 2011, when calculating the fixed charge coverage ratio covenant in the future. At June 30, 2012, the Company’s tangible net worth ratio was 0.31:1 and its fixed charge coverage ratio was 2.69:1. Accordingly, the Company was in compliance with these covenants.

9. Commitments and contingencies

Product Litigation

The Company is currently named as a defendant in 36 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers in connection with arrests or during training exercises. Companion cases arising from the same incident have been combined into one for reporting purposes.

In addition, 163 other lawsuits have been dismissed or judgments entered in favor of the Company and are not included in this number. Appeals were filed by the plaintiffs in the Marquez (AZ), Pikes (LA), and Rosa (CA) cases where judgment was entered in favor of the Company. Plaintiff’s appeal in the Rosa (CA) case was decided by the U.S. Ninth Circuit Court of Appeals in July 2012 and the Company’s summary judgment was affirmed. Oral arguments were heard in the Marquez (AZ) appeal in April 2012, and the Court’s decision in this case has not yet been issued. These cases are not included in the number of pending lawsuits.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Turner (NC) lawsuit was tried in July 2011 and resulted in a jury verdict of $10 million against the Company. The Company filed post-trial motions seeking judgment as a matter of law notwithstanding the verdict and in the alternative, a new trial or alternatively a remittitur of the jury award. During March 2012, the Federal District Court for the Western District of North Carolina granted the Company’s motion for remittitur and ordered the reduction of the original jury award from $10.0 million to approximately $4.4 million after offsets. On April 20, 2012, the court issued an order which adjusted the award to $5.5 million. On May 4, 2012, the court issued another order which entered judgment in the amount of $5.5 million plus costs and post-judgment interest. Based on this action by the court, the Company reversed a portion of the previously accrued litigation judgment expense during the six months ended June 30, 2012, which resulted in a benefit of $2.2 million, leaving a reserve of $1.1 million as of June 30, 2012. The Company has filed an appeal with the U.S. Fourth Circuit Court of Appeals. This case is not included in the number of pending lawsuits.

With respect to each of the pending 35 lawsuits, the following table lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. While the facts vary from case to case, the product liability claims are typically based on an alleged product defect resulting in injury or death, usually involving a failure to warn, and the plaintiffs are seeking monetary damages. This table also lists those cases that were dismissed (or where a dismissal is pending) or judgment entered during the most recent fiscal quarter. Cases that were dismissed or judgment entered in prior fiscal quarters are not included in this table. The claims, and in some instances, the defense of each of these lawsuits, has been submitted to our insurance carriers that maintained insurance coverage during these applicable periods, and we continue to maintain product liability insurance coverage with varying limits and deductibles. Our product liability insurance coverage during these periods ranged from $5,000,000 to $10,000,000 in coverage limits and from $10,000 to $1,000,000 in per incident deductibles. For the 2007 to 2008 insurance policy years, our product liability insurance coverage was $10 million and as noted above, in the Turner (NC) case, the Company received an adverse $10 million jury verdict. After consideration of the reduction of the award as noted above and the remaining available insurance coverage, the Company’s uninsured exposure related to this case is approximately $1.1 million. While the Company will explore every possible legal channel to have this verdict overturned, in the event the verdict stands, the Company’s insurance coverage for the 2007 to 2008 insurance policy years will be exhausted. For any other claims relating to the 2007 to 2008 insurance policy year, the Company will not have insurance coverage for defense costs or any other adverse judgments, should they arise. We are defending each of these lawsuits vigorously.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Glowczenski	Oct-04	US District Court, ED NY	Wrongful Death	Trial rescheduled, date to be determined
Washington	May-05	US District Court, ED CA	Wrongful Death	Discovery Phase
Hollman	Aug-06	US District Court, ED NY	Wrongful Death	Motion Phase
Salinas	Aug-08	US District Court, ND CA	Wrongful Death	Motion Phase, trial scheduled Oct 2012
Thomas (Pike)	Oct-08	US District Court, WD Louisiana, Alexandria	Wrongful Death	Dismissed, appeal filed
Shrum	May-09	Allen County District Court, Iola, KS	Wrongful Death	Dismissed
Athetis	May-09	US District Court, AZ	Wrongful Death	Motion Phase
Humphreys	Oct-09	CA Superior Court, San Joaquin County	Wrongful Death	Discovery Phase
Rich	Feb-10	US District Court, NV	Wrongful Death	Pretrial phase
Turner	Feb-10	General Court of Justice, Superior Court Div, Mecklenburg County, NC	Wrongful Death	Jury award for $10 million, remittur accepted for $5.5 million, judgment entered for $5.5 million plus costs and post judgment interest, appeal filed.
Doan	Apr-10	The Queens Bench Alberta, Red Deer Judicial Dist.	Wrongful Death	Pleading Phase
Piskura	May-10	US District Court, OH	Wrongful Death	Motion phase, trial scheuduled Nov 2012
Kelley	Oct-10	District Court for Harris County, TX	Wrongful Death	Motion Phase, trial scheduled Sep 2012
Jacobs	Oct-10	District Court for Travis County, TX	Wrongful Death	Discovery Phase, trial scheduled Oct 2012
Shymko	Dec-10	The Queens Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase
Williams	Dec-10	US District Court, MS	Wrongful Death	Motion Phase, trial scheduled Jan 2013
Wilson	May-11	US District Court, ED MO	Wrongful Death	Discovery Phase, trial scheduled May 2013
Sylvester	Jun-11	US District Court, ND CA	Wrongful Death	Discovery Phase, trial scheduled Apr 2013
Nelson	Aug-11	CA Superior Court, Riverside County	Wrongful Death	Discovery Phase
Bachtel	Aug-11	14th Judicial District Circuit Court, Randolph County, MO	Wrongful Death	Discovery Phase, trial scheduled March 2013
Ridelhuber	Sep-11	US District Court, Greenwood Division, SC	Wrongful Death	Dismissed
Coto	Oct-11	CA Superior Court, Los Angeles County	Wrongful Death	Discovery Phase, trial scheduled March 2013
Russell	Dec-12	U.S. District Court, VA	Wrongful Death	Discovery Phase, trial scheduled Jan 2013
Ramsey	Jan-12	Broward County Circuit Court, 17th Judicial Circuit, FL	Wrongful Death	Discovery Phase
Mitchell	Apr-12	US District Court, ED MI	Wrongful Death	Discovery Phase, trial date rescheduled to date uncertain
Firman	Apr-12	Ontario, Canada Superior Court of Justice	Wrongful Death	Pleading Phase
Ricks	May-12	US District Court, WD LA	Wrongful Death	Pleading Phase
Allen	Jun-12	US District Court, SD TX	Wrongful Death	Pleading Phase
Neill	Jun-12	US District Court, ED PA	Wrongful Death	Pleading Phase
Stewart	Oct-05	Circuit Court for Broward County, FL	Training Injury	Dismissed
Grable	Aug-08	FL 6th Judicial Circuit Court, Pinellas County	Training Injury	Discovery Phase
Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Discovery Phase
Peppler	Apr-09	Circuit Court 5th Judicial Dist., Sumter City, FL	Training Injury	Discovery Phase
Kandt	Jun-09	US District Court, ND NY	Training Injury	Dismissed
Butler	Jan-11	US District Court, ND TX	Training Injury	Discovery Phase, trial scheduled Oct 2012
Derbyshire	Nov-09	Ontario, Canada Superior Court of Justice	Officer Injury	Discovery Phase
Juran	Dec-10	Hennepin County District Court, 4th Judicial District	Officer Injury	Discovery Phase
Strough	Feb-11	US District Court, ED MO	Officer Injury	Discovery Phase, trial scheduled Nov 2013
Fahy	Dec-09	Circuit Court of City of St. Louis	Suspect Injury During Arrest	Discovery Phase, trial scheduled Dec 2012
Thompson	Mar-10	11th Judicial Circuit Court Miami-Dade County, FL	Suspect Injury During Arrest	Discovery Phase
Jefferson	Apr-11	US District Court, ED TX	Injury During Incarceration	Dismissed
Fountain	May-11	US District Court, MD FL	Suspect Injury During Arrest	Dismissed
Diehl (PA)	Jun-11	Court of Common Pleas, Blair County, PA	Suspect Injury During Arrest	Dismissed
Duensing (NV)	Feb-12	US District Court, NV	Suspect Injury During Arrest	Discovery Phase
Manjares (WA)	Jul-12	US District Court, ED WA	Suspect Injury During Arrest	Pleading Phase

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

General

From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. After carefully assessing the claim, and assuming we determine that we are not at fault, we vigorously defend and pursue any lawsuit filed against or by the Company. Although we do not expect the outcome in any pending individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition. In addition, the Company has one lawsuit where the costs of legal defense incurred are in excess of its liability insurance deductibles. As of June 30, 2012, the Company has been fully reimbursed by its insurance company for these legal costs. The Company may settle a lawsuit in situations where a settlement can be obtained for nuisance value and for an amount that is expected to be less than the cost of defending a lawsuit. The number of product liability lawsuits dismissed includes a small number of police officer training injury lawsuits that were settled by the Company and dismissed in cases where the settlement economics to the Company were significantly less than the cost of litigation. In addition, it is the Company’s policy to not settle suspect injury or death cases, although the Company’s insurance company may settle such lawsuits over the Company’s objection where the case is over the Company’s liability insurance deductibles. Due to the confidentiality of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not identify or comment on which specific lawsuits have been settled or the amount of any settlement.

10. Related party transactions

Aircraft charter

The Company reimburses Thomas P. Smith, the former Chairman of the Board of Directors and brother of Patrick W. Smith, Chief Executive Officer, for business use of his personal aircraft. For the three and six months ended June 30, 2012, the Company incurred expenses of approximately $10,500 and $17,200, respectively, to Thomas P. Smith. For the three and six months ended June 30, 2011, the Company incurred expenses of approximately $24,000 and $78,000, respectively, to Thomas P. Smith. At June 30, 2012 and December 31, 2011, there were no outstanding payables due to Thomas P. Smith.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TASER Foundation

In November 2004, the Company established the TASER Foundation. The TASER Foundation is a 501(c)(3) non-profit corporation and has been granted tax exempt status by the Internal Revenue Service. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Over half of the initial $1.0 million endowment was contributed directly by TASER International, Inc. employees. The Company bears all administrative costs of the TASER Foundation in order to ensure 100% of all donations are distributed to the families of fallen officers. For the three and six months ended June 30, 2012, the Company incurred $1,945 and $2,226 in such administrative costs, respectively. For the three and six months ended June 30, 2011, the Company incurred approximately $2,300 and $3,900, respectively, in such administrative costs. The Company is authorized by its Board of Directors to make a discretionary contribution to the TASER Foundation up to a maximum of $200,000 per quarter. For the three and six months ended June 30, 2012 and 2011, the Company did not make a discretionary contribution to the TASER Foundation.

Consulting services

The Company engages Mark Kroll, a member of the Board of Directors, to provide consulting services. Expenses relating to these services for the three and six months ended June 30, 2012, were approximately $48,000 and $102,500, respectively. Expenses relating to these services for the three and six months ended June 30, 2011, were approximately $63,000 and $116,000, respectively. At June 30, 2012 and December 31, 2011, the Company had accrued liabilities of approximately $33,800 and $12,500 for these services, respectively.

11. Employee benefit plan

The Company has a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $17,000. The Company currently matches 100% of the first 3% of eligible compensation contributed to the Plan by each participant and 50% of the next 2% of eligible compensation contributed to the plan by each participant. Beginning January 1, 2008, the Company’s matching contributions are immediately vested. The Company’s matching contributions to the Plan for the three and six months ended June 30, 2012, were approximately $126,000 and $261,000, respectively. The Company’s matching contributions to the Plan for the three and six months ended June 30, 2011, were approximately $130,000 and $255,000, respectively. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Segment data

During the fourth quarter of 2011, management determined that its operations are comprised of two reportable segments: the sale of ECDs, accessories and other products and services (the “ECD segment”); and the Video business, which includes the TASER Cam, AXON Video products and EVIDENCE.com (the “Video segment”). The Company has provided the corresponding items of segment information for earlier periods to reflect the change in the internal organization review structure. On an overall basis, the Company has elected to only assign costs directly attributable to the Video segment in that segment, which is consistent with the Company’s methodology for evaluating each of its segments. Included in these costs are the costs of sales for both products and services, overhead allocation based on direct labor, selling expense for the Video sales team, Video segment product management expenses, Video segment trade shows and related expenses, and research and development for products included in the Video segment. Information relative to the Company’s reportable segments is as follows:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Video	ECD	Total	Video	ECD	Total
Product sales	$1,164,128	$26,931,727	$28,095,855	$664,868	$20,450,150	$21,115,018
Service revenue	126,588	—	126,588	83,037	—	83,037

Net sales	1,290,716	26,931,727	28,222,443	747,905	20,450,150	21,198,055

Cost of products sold	736,924	9,783,886	10,520,810	550,501	7,203,441	7,753,942
Cost of service delivered	1,199,260	—	1,199,260	1,202,420	—	1,202,420

Gross margin	$(645,468)	$17,147,841	$16,502,373	$(1,005,016)	$13,246,709	$12,241,693

Litigation judgment expense	$—	$—	$—	$—	$3,301,243	$3,301,243
Income (loss) from operations	(2,498,171)	8,557,103	6,058,932	(3,626,480)	(1,390,065)	(5,016,545)

Purchases of property and equipment	120,725	181,847	302,572	18,317	785,050	803,367
Purchases of intangible assets	—	129,809	129,809	—	125,420	125,420
Depreciation and amortization	640,095	1,067,237	1,707,332	650,616	1,548,451	2,199,067

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Video	ECD	Total	Video	ECD	Total
Product sales	$1,936,259	$51,689,401	$53,625,660	$1,495,124	$42,663,989	$44,159,113
Service revenue	238,175	—	238,175	155,891	—	155,891

Net sales	2,174,434	51,689,401	53,863,835	1,651,015	42,663,989	44,315,004

Cost of products sold	1,530,772	18,395,306	19,926,078	1,262,444	16,249,223	17,511,667
Cost of service delivered	2,194,125	—	2,194,125	2,353,982	—	2,353,982

Gross margin	$(1,550,463)	$33,294,095	$31,743,632	$(1,965,411)	$26,414,766	$24,449,355

Litigation judgment benefit (expense)	$—	$(2,200,000)	$(2,200,000)	$—	$3,301,243	$3,301,243
Income (loss) from operations	(5,462,559)	17,976,508	12,513,949	(6,443,587)	1,537,228	(4,906,359)

Purchases of property and equipment	289,011	313,291	602,302	20,531	639,341	659,872
Purchases of intangible assets	—	251,987	251,987	—	213,276	213,276
Depreciation and amortization	1,112,989	2,282,454	3,395,443	1,135,948	2,981,632	4,117,580

The CODM does not review assets by segment as part of the financial information provided; therefore, no asset information is provided in the above table.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of June 30, 2012 and results of operations for the three and six months ended June 30, 2012 and 2011. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: the impact of recently issued and adopted accounting standards and guidance; estimated amortization charges in future years and our projected effective tax rate for 2012; our expectations about unrecognized tax benefits and deferred income taxes; assumptions about the future vesting of outstanding stock options and the amortization of costs relating thereto; our litigation strategy; our intentions to hold our investment securities to maturity and expectations relating to the redemption prices of these securities; the outcome of pending litigation against us; the sufficiency of our valuation reserves, including warranty, accounts receivable, deferred taxes and inventory reserves; the sufficiency of our capital resources and the availability of financing to the Company and our strategy with respect to hedging activities. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; budgetary and political constraints of prospects and customers; litigation risks resulting from alleged product-related injuries and media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; our dependence on sales of our TASER X26 and X2 ECDs; our ability to manage our growth; our ability to increase manufacturing production to meet demand; the outcome of pending litigation; establishment and expansion of our direct and indirect distribution channels; the acceptance of our EVIDENCE.com software model; breach of our security measures resulting in unauthorized access to customer data; our ability to design, introduce and sell new products; delays in development schedules; risks relating to acquisitions and joint ventures; the length of our sales cycle and our ability to realize benefits from our marketing and selling efforts; risks of governmental regulations, including regulations of our products by the United States Consumer Product Safety Commission, regulation of our products as a “crime control” product by the Federal government, state and local government regulation and foreign regulation; our compliance with regulations governing the environment, including but not limited to, regulations within the European Union; our ability to protect our intellectual property; intellectual property infringement claims and relating litigation costs; competition in foreign countries relating to foreign patents; our successful identification of existing intellectual property rights that might infringe on our developments; the adverse effects that could result from our products being classified as firearms by the United States Bureau of Alcohol and Firearms; product defects; rapid technological change; our dependence on third party suppliers for key components of our products; component shortages; our dependence on foreign suppliers for key components; rising costs of raw materials and transportation relating to petroleum prices; catastrophic events; outages and disruptions relating to our EVIDENCE.com service; fluctuations in quarterly operating results; foreign currency fluctuations; counterparty risks relating to cash balances held in excess of FDIC insurance limits; employee retention risks and other factors identified in documents filed by us with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2011 under the caption “Risk Factors.”

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

In the fourth quarter of 2011, the AXON portion of our Video business was determined to be a separate segment, whereas in prior years the business primarily resided in the research and development stage in anticipation of eventual product launch. Senior management discussed at length the best way to present and report the Video business as it continued to iterate on different ways to separate the business into distinct product segments. As the Company analyzed the business in that manner, it became apparent that due to the support that the software business had to provide to the video hardware to ensure the seamless integration of hardware and software, it made sense to include AXON hardware in the Video segment, and not just the results of our EVIDENCE.com software-as-a-service product (SaaS). Further, because TASER Cam uses EVIDENCE.com to store videos and the developers of EVIDENCE.com had to contribute to the upload and storage of TASER Cam videos, we concluded that the Video segment should ultimately include sales and expenses for AXON hardware and accessories, EVIDENCE.com SaaS and TASER Cam. Based on this evaluation, during the fourth quarter of 2011, management determined that its operations are comprised of two reportable segments: the sale of ECDs, accessories and other products and services (the “ECD segment”); and the Video business, which includes the TASER Cam, AXON Video products and EVIDENCE.com (the “Video segment”).

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

Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

The following table sets forth, for the periods indicated, our unaudited consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statements of operations (dollars in thousands):

	Three Months Ended June 30,				Increase / (Decrease)
	2012		2011		$	%
Net sales	$28,222	100.0%	$21,198	100.0%	$7,024	33.1%
Cost of products sold and services delivered	11,720	41.5%	8,956	42.3%	2,764	30.9%

Gross margin	16,502	58.5%	12,242	57.7%	4,260	34.8%
Sales, general and administrative expenses	8,405	29.8%	9,066	42.8%	(661)	-7.3%
Research and development expenses	2,039	7.2%	2,793	13.2%	(754)	-27.0%
Litigation judgment expense	—	—	3,301	15.6%	(3,301)	-100.0%
Loss on impairment	—	—	1,351	6.4%	(1,351)	-100.0%
Loss on write down / disposal of property and equipment	—	—	747	3.5%	(747)	-100.0%

Income (loss) from operations	6,059	21.5%	(5,017)	-23.7%	11,076	*
Interest and other income, net	7	*	1,262	6.0%	(1,255)	-99.4%

Income (loss) before provision for income taxes	6,066	21.5%	(3,755)	-17.7%	9,821	*
Provision (benefit) for income taxes	2,624	9.3%	(1,460)	-6.9%	4,084	*

Net income (loss)	$3,442	12.2%	$(2,295)	-10.8%	$5,737	*

Note:	Table may not foot due to rounding differences
*	Not meaningful

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended June 30,
	2012		2011
ECD segment:
TASER X26	$8,629	31%	$10,053	47%
Single Cartridges	7,807	28%	5,473	26%
TASER X2	7,067	25%	1,414	7%
TASER C2	738	3%	506	2%
ADVANCED TASER	214	1%	244	1%
TASER X3	33	*	77	*
XREP	91	*	68	*
Other	2,353	8%	2,615	12%

ECD segment	$26,932	95%	$20,450	96%

Video segment:
TASER Cam	$302	1%	507	2%
TASER CamHD	511	2%	—	*
AXON/EVIDENCE.com	404	1%	140	1%
Other	73	*	101	*

Video segment	$1,290	5%	$748	4%

Total net sales	$28,222	100%	$21,198	100%

*	less than 1%

Net sales to the United States and other countries are summarized as follows:

	Three Months Ended June 30,
	2012	2011
United States	83%	77%
Other Countries	17%	23%

Total	100%	100%

Net sales were $28.2 million and $21.2 million for the three months ended June 30, 2012 and 2011, respectively, an increase of $7.0 million, or 33.1%. The increase in net sales for the second quarter of 2012 compared to 2011 was primarily driven by the continued adoption of the TASER X2, which contributed $7.1 million of sales for the second quarter of 2012 compared to $1.4 million for the same period in the previous year. Sales of our X26 ECDs decreased $1.4 million for the second quarter of 2012 compared to the same period in the previous year as a result of the upgrade cycle to the X2 ECD. Sales relative to our Video segment increased $0.5 million to $1.3 million for the three months ended June 30, 2012. During the second quarter of 2012, we began shipments of our AXON Flex on-officer camera, with our EVIDENCE.com SAAS. We continue to generate traction with a number of new agencies adopting the platform, including upgrades from the first generation AXON camera.

International sales for the second quarter of 2012 and 2011 represented approximately $4.8 million, or 17%, and $4.8 million, or 23%, of total net sales, respectively.

Cost of Products Sold

Cost of products sold were $11.7 million and $9.0 million for the three months ended June 30, 2012 and 2011, respectively, an increase of $2.7 million, or 30.9%. As a percentage of net sales, cost of products sold decreased to 41.5% in the second quarter of 2012 compared to 42.3% in the second quarter of 2011. The decrease in overall cost of products sold as a percentage of sales was driven by improvements to our Video segment margins, which relates to additional leverage provided from the increased Video segment sales as we continued to generate traction in this business. Cost of products sold for our ECD segment were $9.8 million for the three months ended June 30, 2012, or 36.3% of ECD segment sales, compared to $7.2 million for the three months ended June 30, 2011, or 35.2% of ECD segment sales. The overall increase in cost of products sold for the ECD segment corresponds to the increased revenues discussed above, with margins remaining relatively consistent for the second quarters of 2012 and 2011.

Cost of products sold and services delivered for the Video segment were $1.9 million and $1.8 million for the three months ended June 30, 2012 and 2011, respectively. The overall increase in costs for our Video segment for the second quarter of 2012 relates to the increase in sales for the Video segment.

Gross Margin

Gross margin was $16.5 million and $12.2 million for the three months ended June 30, 2012 and 2011, respectively, an increase of $4.3 million, or 34.8%. Our gross margin percent increased to 58.5% for the second quarter of 2012 compared to 57.7% for the second quarter of 2011, a result of the factors discussed above under cost of products sold.

Sales, General and Administrative Expenses

For the three months ended June 30, 2012 and 2011, sales, general and administrative expenses were comprised of the following (dollars in thousands):

	Three Months Ended June 30,
			$	%
	2012	2011	Change	Change
Salaries, benefits and bonus	$2,610	$2,410	$200	8.3%
Legal, professional and accounting fees	1,373	1,197	176	14.7%
Travel and meals	749	699	50	7.2%
Stock-based compensation	426	650	(224)	-34.5%
Consulting and lobbying	659	720	(61)	-8.5%
Depreciation and amortization	361	412	(51)	-12.4%
Sales and marketing	695	1,062	(367)	-34.6%
D&O and liability insurance	421	460	(39)	-8.5%
Other	1,111	1,456	(345)	-23.7%

Total	$8,405	$9,066	$(661)	-7.3%

Sales, general and administrative as a % of net sales	29.8%	42.8%

Sales, general and administrative expenses were $8.4 million and $9.1 million for the three months ended June 30, 2012 and 2011, respectively, a decrease of $0.7 million, or 7.3%. As a percentage of net sales, sales, general and administrative expenses decreased to 29.8% for the second quarter of 2012 compared to 42.8% for the second quarter of 2011. The overall decrease for the second quarter of 2012 compared to the same period in 2011 is attributable to general declines in sales and marketing costs, depreciation and amortization and expert witness fees totaling $0.6 million. These declines were driven in part by ongoing cost reduction efforts and were offset by increases in legal and professional fees and travel expenses of $0.2 million. Stock-based compensation expense also decreased by $0.2 million as previously granted options became fully vested throughout 2011. The decrease in selling, general and administrative expenses as a percentage of sales is attributable to higher sales levels coupled with the general decreases discussed above.

Research and Development Expenses

Research and development expenses were $2.0 million and $2.8 million for the three months ended June 30, 2012 and 2011, respectively, a decrease of $0.8 million, or 27.0%. The decrease was primarily attributable to the continued reduction in professional and consulting fees.

Litigation Judgment Expense

During the second quarter of 2011, the Company recorded a $3.3 million litigation judgment expense, which represented a charge for an adverse jury verdict received in the Turner case and costs associated with post-trial motions. This charge represented management’s best estimate of the Company’s uninsured portion of the judgment after consideration of available insurance coverage. During 2011, management estimated the range of loss in the Turner case to be nil to $3.8 million. During March 2012, the Federal District Court for the Western District of North Carolina granted the Company’s motion for remittitur and ordered the reduction of the original jury award from $10.0 million to approximately $4.4 million after offsets. On April 20, 2012, the court issued another order, which adjusted the award to $5.5 million. Based on this action by the court, the Company reversed a portion of the previously accrued litigation judgment expense during the three months ended March 31, 2012, which resulted in a benefit of $2.2 million at such time, resulting in a reserve of $1.1 million as of June 30, 2012.

Loss on Impairment

During the three months ended June 30, 2011 a $1.4 million asset impairment charge was recorded following our determination to abandon operations of our Protector product line. No impairment charges were recognized during the three months ended June 30, 2012.

Loss on Write down / Disposal of Property and Equipment, net

During the three months ended June 30, 2011 a loss of $0.8 million from the write down/disposal of Property and Equipment was incurred following our decision to dispose of surplus equipment for EVIDENCE.com operations. No such charges were recognized during the three months ended June 30, 2012.

Provision for Income Taxes

The provision for income taxes was $2.6 million and a benefit of $1.5 million for the three months ended June 30, 2012 and 2011, respectively. Our estimated full year effective tax rate for 2012, before discrete period adjustments, is approximately 42.2%, which is above the statutory rate due to the impact of non-deductible expenses for items such as ISO stock option expense, meals and entertainment and lobbying fees, which make our projected annual net income for tax purposes higher than our book pre-tax income.

Net Income

Our net income increased to $3.4 million, or $0.06 per basic and diluted share, for the second quarter of 2012 compared to net loss of $2.3 million, or ($0.04) per basic and diluted share, for the second quarter of 2011.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

The following table sets forth, for the periods indicated, our unaudited consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statements of operations (dollars in thousands):

	Six Months Ended June 30,				Increase / (Decrease)
	2012		2011		$	%
Net sales	$53,864	100.0%	$44,315	100.0%	$9,549	21.5%
Cost of products sold and services delivered	22,120	41.1%	19,866	44.8%	2,254	11.3%

Gross margin	31,744	58.9%	24,449	55.2%	7,295	29.8%
Sales, general and administrative expenses	17,259	32.0%	18,401	41.5%	(1,142)	-6.2%
Research and development expenses	4,171	7.7%	5,546	12.5%	(1,375)	-24.8%
Litigation judgment expense	(2,200)	-4.1%	3,301	7.4%	(5,501)	*
Loss on impairment	—	*	1,351	3.0%	(1,351)	-100%
Loss on write down / disposal of property and equipment	—	*	757	1.7%	(757)	-100%

Income (loss) from operations	12,514	23.2%	(4,906)	-11.1%	17,420	*
Interest and other income, net	14	0.0%	1,288	2.9%	(1,274)	-98.9%

Income (loss) before provision for income taxes	12,528	23.3%	(3,618)	-8.2%	16,146	*
Provision (benefit) for income taxes	5,282	9.8%	(1,343)	-3.0%	6,625	*

Net income (loss)	$7,246	13.5%	$(2,275)	-5.1%	$9,521	*

Note: Table may not foot due to rounding differences

*	Not meaningful

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Six Months Ended June 30,
	2012		2011
ECD segment:
TASER X26	$19,340	36%	$20,334	46%
Single Cartridges	15,026	28%	12,147	27%
TASER X2	10,276	19%	1,414	3%
TASER C2	1,549	3%	1,781	4%
ADVANCED TASER	461	1%	2,009	5%
TASER X3	47	*	304	1%
XREP	246	*	163	*
Other	4,744	9%	4,512	10%

ECD segment	$51,689	96%	$42,664	96%

Video segment:
TASER Cam	$572	1%	1,147	3%
TASER CamHD	844	2%	—	—
AXON/EVIDENCE.com	628	1%	327	1%
Other	131	*	177	*

Video segment	$2,175	4%	$1,651	4%

Total net sales	$53,863	100%	$44,315	100%

*	less than 1%

Net sales to the United States and other countries are summarized as follows:

	Six Months Ended June 30,
	2012	2011
United States	84%	77%
Other Countries	16%	23%

Total	100%	100%

Net sales were $53.9 million and $44.3 million for the six months ended June 30, 2012 and 2011, respectively, an increase of $9.5 million, or 21.5%. The increase in net sales for the first half of 2012 compared to 2011 was primarily driven by the continued adoption of the TASER X2, which contributed $10.3 million of sales for the first half of 2012 and benefited from the extended upgrade program. Sales relative to our Video segment increased $0.5 million to $2.2 million for the six months ended June 30, 2012. During the second quarter of 2012, we began shipments of our AXON Flex on-officer camera with our EVIDENCE.com SAAS. We continue to generate traction with a number of new agencies adopting the platform, including upgrades from the first generation AXON camera.

International sales for the first six months of 2012 and 2011 represented approximately $8.8 million, or 16%, and $10.2 million, or 23%, of total net sales, respectively.

Cost of Products Sold

Cost of products sold were $22.1 million and $19.9 million for the six months ended June 30, 2012 and 2011, respectively, an increase of $2.3 million, or 11.3%. As a percentage of net sales, cost of products sold decreased to 41.1% in the first six months of 2012 compared to 44.8% in the first six months of 2011. The increase in overall cost of products sold can be attributed to the overall increase in sales. The decrease in cost of products sold as a percentage of sales was driven by improved margins in our ECD segment. Cost of products sold for our ECD segment were $18.4 million for the six months ended June 30, 2012, or 35.6% of ECD segment sales, compared to $16.2 million for the six months ended June 30, 2011, or 38.1% of ECD segment sales. These improvements primarily relate to manufacturing efficiencies, increased leverage resulting from increased sales levels, and a favorable change in product mix.

Cost of products sold and services delivered for the Video segment were $3.7 million and $3.6 million for the six months ended June 30, 2012 and 2011, respectively. The overall increase in costs for our Video segment corresponds to the increase in net sales for the period offset by cost reductions in the Video segment.

Gross Margin

Gross margin was $31.7 million and $24.4 million for the six months ended June 30, 2012 and 2011, respectively, an increase of $7.3 million, or 29.8%. As a percentage of net sales, gross margin increased to 58.9% for the first half of 2012 compared to 55.2% for the first half of 2011, a result of the factors discussed above under cost of products sold.

Sales, General and Administrative Expenses

For the six months ended June 30, 2012 and 2011, sales, general and administrative expenses were comprised of the following (dollars in thousands):

	Six Months Ended June 30,
			$	%
	2012	2011	Change	Change
Salaries, benefits and bonus	$5,312	$5,098	$214	4.2%
Legal, professional and accounting fees	3,091	2,727	364	13.3%
Sales and marketing	1,457	1,818	(361)	-19.9%
Travel and meals	1,445	1,497	(52)	-3.5%
Stock-based compensation	973	1,373	(400)	-29.1%
Consulting and lobbying services	1,249	1,438	(189)	-13.1%
Depreciation and amortization	791	946	(155)	-16.4%
D&O and liability insurance	784	918	(134)	-14.6%
Other	2,157	2,586	(429)	-16.6%

Total	$17,259	$18,401	$(1,142)	-6.2%

Sales, general and administrative as % of net sales	32.0%	41.5%

Sales, general and administrative expenses were $17.3 million and $18.4 million for the six months ended June 30, 2012 and 2011, respectively, a decrease of $1.1 million, or 6.2%. As a percentage of net sales, sales, general and administrative expenses decreased to 32.0% for the first half of 2012 compared to 41.5% for the first half of 2011. The overall decrease for the first half of 2012 compared to the same period in 2011 is primarily attributable general declines in consulting and lobbying costs, depreciation and amortization and sales and marketing expenses totaling $0.7 million. These declines were driven in part by ongoing cost reduction efforts and were offset by increases in legal, professional and expert witness fees of $0.4 million. Stock-based compensation expense also decreased by $0.4 million as previously granted options became fully vested throughout 2011. The decrease in selling, general and administrative expenses as a percentage of sales is attributable to higher sales levels coupled with the general decreases discussed above.

Research and Development Expenses

Research and development expenses were $4.2 million and $5.5 million for the six months ended June 30, 2012 and 2011, respectively, a decrease of $1.4 million, or 24.8%. The decrease was attributable to the continued reduction in professional and consulting fees, as well as declines in salaries, benefits, and testing materials.

Litigation Judgment Expense

As discussed above, during 2011, the Company recorded a $3.3 million litigation judgment expense, which represented a charge for an adverse jury verdict received in the Turner case and costs associated with post-trial motions. Based on an April 20, 2012 order by the court, which adjusted the award to $5.5 million, the Company reversed a portion of the previously accrued litigation judgment expense during the three months ended March 31, 2012, which resulted in a benefit of $2.2 million, leaving a reserve of $1.1 million as of June 30, 2012.

Loss on Impairment

During the six months ended June 30, 2011 a $1.4 million asset impairment charge was recorded following our determination to abandon operations of our Protector product line. During the six months ended June 30, 2012 no impairment charges were recognized.

Loss on Write down / Disposal of Property and Equipment, net

During the six months ended June 30, 2011 a loss of $0.8 million from the write down/disposal of Property and Equipment was incurred following our decision to dispose of surplus equipment for EVIDENCE.com operations. No such charges were recognized during the six months ended June 30, 2012.

Provision for Income Taxes

The provision for income taxes was $5.3 million and a benefit of $1.3 million for the six months ended June 30, 2012 and 2011, respectively. Our estimated full year effective tax rate for 2012, before discrete period adjustments, is approximately 42.2%, which is above the statutory rate due to the impact of non-deductible expenses for items such as ISO stock option expense, meals and entertainment and lobbying fees, which make our projected annual net income for tax purposes higher than our book pre-tax income.

Net Income

Our net income increased to $7.2 million, or $0.12 per basic and diluted share, for the first half of 2012 compared to net loss of $2.3 million, or ($0.04) per basic and diluted share, for the first half of 2011.

Liquidity and Capital Resources

Summary

As of June 30, 2012, we had $23.2 million in cash, cash equivalents and investments, a decrease of $3.3 million from the end of 2011, which primarily relates to the stock repurchase program for $20 million authorized on April 25, 2012. This was offset by operating cash flow of $13.4 million for the first half of 2012. Repurchases of our common stock may take place from time to time on the open market, will be financed with available cash and are subject to market and business conditions.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2012 and 2011 (dollars in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$13,385	$9,155
Net cash used in investing activities	$(968)	$(11,648)
Net cash used in financing activities	$(15,742)	$(12,496)

Operating activities

Net cash provided by operating activities in the first six months of 2012 of $13.4 million was primarily driven by our improved operating results, which are discussed above and is inclusive of a $0.1 million decrement for working capital changes. These working capital changes primarily relate to increased accounts receivable balances of $2.9 million, which correspond to the increase in net sales during the second quarter of 2012 and the timing of collections, offset by a $1.3 million increase in deferred revenue a $1.0 million reduction in inventory as a result of higher sales.

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

Additionally, changes in working capital included a $3.6 million reduction in accounts receivable due to timing of collections and a decrease in sales for the month of June 2011 compared to December 2010, a $3.3 million litigation judgment accrual and a $1.0 million reduction in inventory as we actively worked to reduce the levels of raw material and finished goods on hand during the 2011 period. These changes were partially offset by an increase in prepaid assets driven by payment of our annual liability insurance premium, while accounts payable and accrued liabilities decreased $0.6 million due to reduced activity and timing of payments to vendors and deferred revenue decreased by $0.9 million as the rate of extended warranty purchases decreased.

Investing activities

We used $1.0 million for investing activities in the first six months of 2012, which consists of $0.9 million for the acquisition of property, equipment and intangible assets and $0.1 million for net purchases of short-term investments.

We used $11.6 million for investing activities in the first six months of 2011, comprised principally of $10.8 million for the purchase of short-term investments and $0.9 million for the acquisition of various production and computer equipment and intangible assets.

Financing activities

During the first six months of 2012, net cash used in financing activities was approximately $15.7 million primarily for the purchase of the Company’s common stock during the second quarter of 2012.

During the first six months of 2011, net cash used in financing activities was $12.5 million, also primarily attributable to the repurchase of Company common stock.

Liquidity

Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. We believe funds generated from our expected results of operations, as well as available cash and cash equivalents, will be sufficient to finance our operations and strategic initiatives for 2012 and 2013. In addition, our $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. The facility matures on July 31, 2014. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.

Capital Resources

We have a revolving line of credit with a domestic bank with total availability of $10.0 million. The line is secured by the Company’s accounts receivable and inventory, and bears interest at varying rates currently LIBOR plus 1.5% to prime. The line of credit matures on July 31, 2014, and requires monthly payments of interest only. At June 30, 2012 and December 31, 2011, there were no borrowings under the line. Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed coverage charge ratio can be no less than 1.25:1, based upon a trailing twelve-month period. During 2011, the Company violated its covenants as a result of a $5.7 million non-cash charge as of December 31, 2011. The violation was resolved as of December 31, 2011 and waiver that provided relief to effectively exclude the $5.7 million charge discussed above when calculating the covenants in the future. At June 30, 2012, the Company’s tangible net worth ratio was 0.31:1 and its fixed charge coverage ratio was 2.69:1. Accordingly, the Company was in compliance with those covenants.

Based on our strong balance sheet and the fact that we had no outstanding debt at June 30, 2012, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of June 30, 2012 or December 31, 2011.

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

Standard Product Warranty Reserves

We warrant our law enforcement ECDs from manufacturing defects on a limited basis for a period of one year after purchase and thereafter will replace any defective TASER unit for a fee. The AXON Tactical Computer, the Com Hub user interface, Synapse Evidence Transfer Manager (ETM), and Headcam are warranted for one year and the TASER C2 is warranted for a period of 90 days after purchase. We track historical data related to returns and warranty costs on a quarterly basis and estimate future warranty claims based upon our historical experience. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. As of June 30, 2012 and December 31, 2011, our reserve for warranty returns was $0.4 million.

Inventory

Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (FIFO) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities and a determination of what costs are considered to be abnormal fixed production costs, which are expensed as current period charges. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory decreased slightly to $4.3 million at June 30, 2012, compared to $4.4 million at December 31, 2011.

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

Accounts Receivable

Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. This allowance represents our best estimate and is based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. Our allowance for doubtful accounts was $450,000 at June 30, 2012 and December 31, 2011. In the event that actual uncollectible amounts differ from these estimates, changes in allowances for doubtful accounts might become necessary.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $6.8 million in tax credits for Federal, Arizona and California income tax purposes related to the 2003 through 2011 tax years, net of the federal benefit on the Arizona and California research and development tax credits. Management determined that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, has established a cumulative liability for unrecognized tax benefits of $1.9 million as of June 30, 2012. In addition, the Company established a $0.1 million liability related to uncertain tax positions for certain state income tax liabilities, for a total unrecognized tax benefit of $2.0 million. As of June 30, 2012, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $2.0 million be recognized, the Company’s effective tax rate would be favorably impacted. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

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

In preparing the Company’s condensed consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Management determined that as of December 31, 2011, based on evaluation and projections of future sales and profitability, a valuation allowance of $1.4 million was necessary for the Arizona R&D credit carry forward as management concluded that it is not more likely than not that all of the R&D credit carry forward amounts will be realized before it fully expires in 15 years. Management is monitoring this position and will re-evaluate as the trend of positive evidence continues. However, the deferred tax asset could be further reduced or the valuation allowance could be changed in the near-term if estimates of future taxable income during the carry forward period change.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest in a limited number of financial instruments, consisting principally of investments in money market accounts, commercial paper and debt securities with a typical long-term debt rating of “AA” or better by any nationally recognized statistical rating organization, denominated in United States dollars. All of our cash equivalents and investments are treated as “held-to-maturity”. Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. As of June 30, 2012, we estimate that a 10 basis point increase or decrease in interest rates would result in a change in the fair market value of these instruments of less than $0.1 million and would result in a change in annual interest income of less than $0.1 million.

Additionally, we have access to a line of credit borrowing facility which bears interest at varying rates, currently at LIBOR plus 1.5%. At June 30, 2012, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $10 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 25, 2012, TASER’s Board of Directors authorized a stock repurchase program to acquire up to $20 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. This program was announced on April 26, 2012 and does not have a termination date. During the three months ended June 30, 2012, we purchased 3,113,806 common shares under these programs for a total cost of $16.1 million, or a weighted average cost of $5.18 per share. The table below sets forth information regarding repurchases of our common stock by us during the three months ended June 30, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1-30, 2012	—	$—	—	$—
May 1-31, 2012	2,579,406	5.13	2,579,406	6,694,360
June 1-30, 2012	534,400	5.27	534,400	3,861,449

Total	3,113,806	$5.18	3,113,806	$3,861,449

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Ammendment to Credit Agreement dated as of June 20, 2012 between the Company and JP Morgan Chase Bank, N.A.

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	XBRL Instance Document
**101	XBRL Taxonomy Extension Schema Document
**101	XBRL Taxonomy Calculation Linkbase Document
**101	XBRL Taxonomy Label Linkbase Document
**101	XBRL Taxonomy Presentation Linkbase Document

*	Furnished
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TASER International, Inc.

Date: August 9, 2012	/s/ Patrick W. Smith
Patrick W. Smith
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2012	/s/ Daniel M. Behrendt
Daniel M. Behrendt
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibits:

10.1	Ammendment to Credit Agreement dated as of June 20, 2012 between the Company and JP Morgan Chase Bank, N.A.

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	XBRL Instance Document
**101	XBRL Taxonomy Extension Schema Document
**101	XBRL Taxonomy Calculation Linkbase Document
**101	XBRL Taxonomy Label Linkbase Document
**101	XBRL Taxonomy Presentation Linkbase Document

*	Furnished
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed and otherwise are not subject to liability.