Form 10-Q
period 2012-09-30
TASER INTERNATIONAL INC
filed 2012-11-09
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

There were 51,415,562 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of November 1, 2012.

TASER INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TASER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,965,711	$21,300,733
Short-term investments	3,178,050	5,108,189
Accounts receivable, net of allowance of $325,000 and $450,000 at September 30, 2012 and December 31, 2011, respectively	14,551,275	11,780,135
Inventory, net	10,430,832	11,484,761
Prepaid expenses and other current assets	2,268,761	2,089,676
Deferred income tax assets, net	7,082,926	9,968,929

Total current assets	63,477,555	61,732,423

Property and equipment, net	22,650,797	26,845,220
Deferred income tax assets, net	12,716,169	12,716,169
Intangible assets, net	3,332,276	3,224,006
Other long-term assets	409,940	444,933

Total assets	$102,586,737	$104,962,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,259,347	$4,513,938
Accrued liabilities	8,929,766	7,643,004
Current portion of deferred revenue	3,898,535	3,317,641
Customer deposits	327,640	413,314

Total current liabilities	17,415,288	15,887,897

Deferred revenue, net of current portion	6,649,519	4,636,901
Liability for unrecorded tax benefits	2,206,551	1,982,399

Total liabilities	26,271,358	22,507,197

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized; no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—

Common stock, $0.00001 par value per share; 200 million shares authorized; 52,331,988 and 55,696,608 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	657	652
Additional paid-in capital	104,525,144	101,597,626

Treasury stock at cost, 13,363,789 and 9,556,183 shares at September 30, 2012 and December 31, 2011, respectively	(67,203,043)	(47,207,093)
Retained earnings	39,068,261	28,145,325
Accumulated other comprehensive loss	(75,640)	(80,956)

Total stockholders’ equity	76,315,379	82,455,554

Total liabilities and stockholders’ equity	$102,586,737	$104,962,751

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TASER INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$28,772,956	$24,383,110	$82,636,791	$68,698,115
Cost of products sold and services delivered	11,969,944	11,279,502	34,090,148	31,145,151

Gross margin	16,803,012	13,103,608	48,546,643	37,552,964

Sales, general and administrative expenses	9,539,996	9,477,548	26,798,629	27,887,357
Research and development expenses	1,985,701	2,362,721	6,156,751	7,908,420
Litigation judgment (recovery) expense	—	—	(2,200,000)	3,301,243
Loss on impairment	—	3,353	—	1,353,857
Loss on write down / disposal of property and equipment, net	—	47,894	—	796,353

Income (loss) from operations	5,277,315	1,212,092	17,791,263	(3,694,266)
Interest and other income, net	11,418	15,265	25,545	1,303,470

Income (loss) before provision for income taxes	5,288,733	1,227,357	17,816,808	(2,390,796)
Provision (benefit) for income taxes	1,611,861	91,072	6,893,872	(1,251,981)

Net income (loss)	$3,676,872	$1,136,285	$10,922,936	$(1,138,815)

Income (loss) per common and common equivalent shares
Basic	$0.07	$0.02	$0.19	$(0.02)
Diluted	$0.07	$0.02	$0.19	$(0.02)
Weighted average number of common and common equivalent shares outstanding
Basic	52,509,068	58,787,274	57,997,341	60,617,787
Diluted	53,106,325	60,037,328	58,482,833	60,617,787
Net income (loss)	$3,676,872	$1,136,285	$10,922,936	$(1,138,815)
Foreign currency translation adjustments	25,863	(49,438)	5,316	(27,346)

Comprehensive income (loss)	$3,702,735	$1,086,847	$10,928,252	$(1,166,161)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TASER INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$10,922,936	$(1,138,815)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on impairment	—	1,353,857
Loss on write down / disposal of property and equipment, net	305,138	826,170
Depreciation and amortization	5,113,989	6,112,612
Bond premium amortization	27,977	304,346
Provision for doubtful accounts	(124,519)	22,047
Provision / write-off of excess and obsolete inventory	236,819	746,669
Provision for warranty	265,140	249,652
Stock-based compensation expense	2,197,050	2,533,444
Litigation judgment (recovery) expense	(2,200,000)	3,300,000
Deferred income taxes	2,886,003	(2,479,787)
Provision for unrecognized tax benefits	224,152	357,506
Change in assets and liabilities:
Accounts receivable	(2,646,621)	991,401
Inventory	817,110	1,206,962
Prepaids and other assets	(217,426)	(309,166)
Accounts payable and accrued liabilities	2,942,577	1,009,573
Deferred revenue	2,593,512	(284,916)
Customer deposits	(85,674)	(164,171)

Net cash provided by operating activities	23,258,163	14,637,384

Cash Flows from Investing Activities:
Purchases of investments	(6,235,399)	(11,479,493)
Proceeds from maturity of investments	8,137,561	5,000,000
Proceeds from disposal of capital assets	—	148,000
Purchases of property and equipment	(887,609)	(1,171,193)
Purchases of intangible assets	(337,863)	(310,501)

Net cash provided by (used in) investing activities	676,690	(7,813,187)

Cash Flows from Financing Activities:
Repurchase of common stock	(19,995,950)	(24,888,817)
Proceeds from stock options exercised	730,473	43,546

Net cash used in financing activities	(19,265,477)	(24,845,271)

Effect of exchange rate change on cash and cash equivalents	(4,398)	(88,309)
Net increase (decrease) in cash and cash equivalents	4,664,978	(18,109,383)
Cash and cash equivalents, beginning of period	21,300,733	42,684,241

Cash and cash equivalents, end of period	$25,965,711	$24,574,858

Supplemental Disclosure:
Cash paid for income taxes - net	$44,100	$49,659

Non-Cash Transactions:
Property and equipment purchases in accounts payable	$34,168	$42,473

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

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

a. Basis of presentation, preparation and use of estimates

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended December 31, 2011, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Form 10-K for the year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year (or any other period).

The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these consolidated financial statements include allowances for doubtful accounts receivable, inventory valuation reserves, product warranty reserves, valuations of long-lived assets, deferred income taxes, stock-based compensation, contingencies, accrued litigation expenses, manufacturing overhead allocations and uncertain tax positions.

b. Segment and geographic information and major customers

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

For the three and nine months ended September 30, 2012 and 2011, net sales by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	81%	81%	83%	78%
Other Countries	19	19	17	22

Total	100%	100%	100%	100%

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Sales to customers outside of the United States are typically denominated in U.S. dollars and are attributed to each country based on the shipping address of the distributor or customer. For the three and nine months ended September 30, 2012 and 2011, no individual country outside of the United States represented greater than 10% of total net sales.

For the three months ended September 30, 2012, one distributor represented approximately 10.6% of total net sales. In the three months ended September 30, 2011, two distributors represented approximately 15.0% and 10.0% of total net sales, respectively. For the nine months ended September 30, 2012, one distributor represented approximately 14.3% of total net sales. For the nine months ended September 30, 2011, one distributor represented approximately 13% of total net sales. At September 30, 2012, the Company had receivables from one customer comprising approximately 18% of its aggregate accounts receivable balance. At December 31, 2011, the Company had accounts receivable from two customers each comprising approximately 13.0% of its aggregate accounts receivable balance. These customers are unaffiliated distributors of the Company’s products.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator for basic and diluted income per share
Net income (loss)	$3,676,872	$1,136,285	$10,922,936	$(1,138,815)

Denominator for basic income per share - weighted average shares outstanding	52,509,068	58,787,274	57,997,341	60,617,787
Dilutive effect of restricted stock units	84,241	—	33,380	—
Dilutive effect of shares issuable under stock options outstanding	513,016	1,250,054	452,112	—

Denominator for diluted income per share - adjusted weighted average shares outstanding	53,106,325	60,037,328	58,482,833	60,617,787

Net income (loss) per common share:
Basic	$0.07	$0.02	$0.19	$(0.02)
Diluted	$0.07	$0.02	$0.19	$(0.02)

Diluted earnings per share for the three months ended September 30, 2012 and 2011 excludes the impact of approximately 4,732,366 and 7,119,854 common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive. Diluted earnings per share for the nine months ended September 30, 2012 and 2011 excludes the impact of approximately 5,261,887 and 8,389,298 common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive.

d. Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. Revenue arrangements with multiple deliverables are divided into separate units and revenue is allocated using the relative selling price method based upon vendor-specific objective evidence of selling price or third-party evidence of the selling prices if vendor-specific objective evidence of selling prices does not exist. If neither vendor-specific objective evidence nor third-party evidence exists, management uses its best estimate of selling price.

The Company sells its Video segment products separately, but in most instances the Company’s AXON equipment and EVIDENCE.com software as a service are sold together. In these instances, customers typically purchase and pay for the AXON equipment and EVIDENCE.com services in advance, with the AXON equipment representing a deliverable that is provided to the customer at the time of sale, and EVIDENCE.com services representing a deliverable provided over a specified service term, which has typically ranged from one to five years. The Company recognizes revenue for the AXON equipment at the time of the sale consistent with the discussion of multiple deliverable arrangements above. Revenue for EVIDENCE.com service is deferred at the time of the sale and recognized over the service period. At September 30, 2012 and December 31, 2011, approximately $0.9 million and $0.3 million of EVIDENCE.com revenue was deferred, respectively, and is being recognized over the applicable service terms.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company offers customers the right to purchase extended warranties that include additional services and coverage beyond the limited warranty on the TASER X26, ADVANCED TASER, X2, X3, AXON and C2 products. Revenue for extended warranty purchases is deferred at the time of sale and recognized over the warranty period commencing on the date of sale. Extended warranties range from one to four years. At September 30, 2012 and December 31, 2011, revenues of approximately $9.2 million and $7.3 million were deferred under this program, respectively.

Certain of the Company’s customers are charged shipping fees, which are recorded as a component of net sales. Sales tax collected on sales is netted against government remittances and thus, recorded on a net basis. Training revenue is recorded as the service is provided.

e. Warranty costs

The Company warrants its ECDs and AXON Flex products from manufacturing defects on a limited basis for a period of one year after purchase, and thereafter, will replace any defective unit for a fee intended to cover the costs incurred by the Company. Until September 1, 2012, the TASER C2 product was warranted for a period of 90 days after purchase. As of September 1, 2012, the TASER C2 product is warranted for a period of one year after purchase. Estimated costs for the standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. The Company estimates future warranty costs based on historical data related to returns and warranty costs on a quarterly basis and applies this rate to current product sales. The Company has also historically increased its reserve amount if it becomes aware of a component failure that could result in larger than anticipated returns from customers. The accrued warranty expense liability is reviewed quarterly to verify that it sufficiently reflects remaining warranty obligations based on the anticipated expenditures over the balance of the obligation period, and adjustments are made when actual warranty claim experience differs from estimates. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.

The reserve for warranty returns is included in accrued liabilities on the condensed consolidated balance sheet. For the nine months ended September 30, 2012, the warranty expense increased compared to the same period in the prior year due to increased sales. The utilization of the warranty accrual has decreased in the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011, due to quality improvements in the products driving lower return rates in our products. Changes in the Company’s estimated product warranty liabilities are as follows:

	Nine Months Ended September 30,
	2012	2011
Balance, January 1	$427,459	$646,113
Utilization of accrual	(312,570)	(456,823)
Warranty expense	265,140	249,652

Balance, September 30	$380,029	$438,942

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

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has cash equivalents, which at September 30, 2012 and December 31, 2011, were comprised of money market mutual funds. At September 30, 2012 and December 31, 2011, the Company also held short-term investments consisting of commercial paper. All investments have been valued using Level 1 valuation techniques. There have been no changes in the methodologies used at December 31, 2011. Based on management’s ability and intent to hold its short term investments to maturity, they are recorded at amortized cost on the balance sheet. Refer to Note 2 for additional fair value disclosures for these short-term investments. The Company’s financial instruments also include accounts receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.

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

In the three and nine months ended September 30, 2012, the Company recognized no impairment charges. In the three months ended September 30, 2011, the Company recognized $3,353 in impairment charges related with its Protector product line. In the nine months ended September 30, 2011, the Company recognized $1,353,857 in impairment charges associated with its Protector product line following the Company’s decision to abandon ongoing operations relating to this line.

In the nine months ended September 30, 2012, the Company incurred approximately $305,000 in loss on write down/disposal. Approximately $62,000 related to loss on write down/disposal of intangibles associated with abandoned patents as well as approximately $106,000 as a loss on write down/disposal related to fixed assets associated with the closing of a data center. In the nine months ended September 30, 2011, the Company incurred a loss on write down/disposal of property and equipment of $757,000, following a decision to dispose of surplus equipment for EVIDENCE.com operations. There were no gains or losses on write down/disposal of assets in the three months ended for the periods ended September 30, 2012 and 2011.

h. Recently issued accounting guidance

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended standards to achieve a consistent definition of fair value and common requirements for measurement of, and disclosure about fair value between U.S. generally accepted accounting principles and International Financial Reporting Standards. For assets and liabilities categorized as Level 3 and recognized at fair value, these amended standards require disclosure of quantitative information about unobservable inputs, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. In addition, these amended standards require that we disclose the level in the fair value hierarchy for financial instruments disclosed at fair value but not recorded at fair value. These new standards are effective for fiscal years beginning after December 15, 2011. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued guidance to require presentation of total comprehensive income, the components of net income and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Regardless of which format is chosen, the amendments establish a requirement for entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. This guidance was effective for the Company on January 1, 2012; however, during December 2011 the FASB issued guidance, which defers those changes in guidance that relate to the presentation of reclassification adjustments. The adoption of the amendment resulted in a change to our presentation of comprehensive income, but did not otherwise have an impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued guidance to simplify the impairment testing for indefinite-lived intangibles by allowing an entity to first assess qualitative factors, considering the totality of events and circumstances, to determine that it is more likely than not that the carrying amount of a reporting unit is less than its fair value. If it is not, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. The new guidance is effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following is a summary of cash, cash equivalents and held-to-maturity investments by type at September 30, 2012 and December 31, 2011:

	September 30, 2012				December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$25,965,711	$—	$—	$25,965,711	$21,300,733	$—	$—	$21,300,733
Commercial paper	1,498,050	—	(1,775)	1,496,275	5,008,189	—	(3,238)	5,004,951
Certificates of deposit	1,680,000	—	(1,488)	1,678,512	100,000	—	(69)	99,931

Total cash, cash equivalents and investments	$29,143,761	$—	$(3,263)	$29,140,498	$26,408,922	$—	$(3,307)	$26,405,615

The following table summarizes the classification of cash, cash equivalents and investments in the accompanying balance sheet:

	September 30, 2012	December 31, 2011
Cash	$11,162,007	$6,061,523
Cash equivalents	14,803,704	15,239,210

Total cash and cash equivalents	25,965,711	21,300,733
Short-term investments	3,178,050	5,108,189

Total cash, cash equivalents and investments	$29,143,761	$26,408,922

Commercial paper investments, identified above as short-term investments at September 30, 2012 and December 31, 2011, have contractual maturities of less than one year. At September 30, 2012 and December 31, 2011, held-to-maturity short-term investments have gross unrealized losses of $3,263 and $3,307, respectively, which have been in a continuous unrealized loss position for less than 12 months. The Company believes that the unrealized losses on the Company’s investments in commercial paper are due to interest rate fluctuations. As these investments are short-term in nature, are expected to be redeemed at par value and because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2012.

3. Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (FIFO) method, and includes allocations of manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. Inventories as of September 30, 2012 and December 31, 2011, consisted of the following:

	September 30, 2012	December 31, 2011
Raw materials	$10,658,787	$11,304,265
Work-in-process	202,325	304,783
Finished goods	3,806,484	4,306,585
Reserve for excess and obsolete inventory	(4,236,764)	(4,430,872)

Inventory, net	$10,430,832	$11,484,761

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Intangible assets

Intangible assets consisted of the following at September 30, 2012 and December 31, 2011:

		September 30, 2012			December 31, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Domain names	5 Years	$139,431	$(100,865)	$38,566	$139,431	$(91,943)	$47,488
Issued patents	4 to 15 Years	1,510,301	(338,226)	1,172,075	1,500,192	(342,940)	1,157,252
Issued trademarks	9 to 11 Years	339,602	(91,426)	248,176	293,183	(65,028)	228,155
Non compete agreements	5 to 7 Years	150,000	(150,000)	—	150,000	(150,000)	—

Total amortized		2,139,334	(680,517)	1,458,817	2,082,806	(649,911)	1,432,895

Not amortized intangible assets:
TASER trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		973,459		973,459	891,111		891,111

Total not amortized		1,873,459		1,873,459	1,791,111		1,791,111

Total intangible assets		$4,012,793	$(680,517)	$3,332,276	$3,873,917	$(649,911)	$3,224,006

Amortization expense relative to intangible assets for the three and nine months ended September 30, 2012 was approximately $36,000 and $104,000, respectively. Amortization expense relative to intangible assets for the three and nine months ended September 30, 2011 was approximately $38,000 and $118,000, respectively. Estimated amortization expense of intangible assets for the remaining three months of 2012, the next five years ended December 31, and thereafter is as follows:

2012 (remaining three months)	$36,724
2013	146,940
2014	146,024
2015	137,273
2016	130,202
2017	126,628
Thereafter	735,026

Total	$1,458,817

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Accrued liabilities

Accrued liabilities consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Accrued expenses	$3,280,986	$2,224,398
Accrued salaries and benefits	1,708,278	1,549,659
Accrued litigation judgment expense	1,100,000	3,300,000
Accrued income tax	2,460,473	141,488
Accrued warranty expense	380,029	427,459

Accrued liabilities	$8,929,766	$7,643,004

6. Income taxes

Deferred Tax Assets

The net deferred income tax assets at September 30, 2012, include net operating loss and alternative minimum tax carry forwards, capitalized research and development costs, research and development tax credits, non-qualified stock-based compensation expense, deferred warranty revenue, warranty and inventory reserves, accrued vacation, and other items, partially offset by accelerated depreciation expense. The Company’s total current and long-term net deferred tax assets at September 30, 2012 are $19.8 million.

In preparing the Company’s condensed consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities, and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business, as well as the generation of sufficient future taxable income. Management has determined that it is more likely than not that future sales and profitability will allow for the utilization of the deferred tax assets, with the exception of the Company’s Arizona R&D credits discussed below. Management determined that as of December 31, 2011 a valuation allowance of $1.4 million was necessary for the Company’s Arizona R&D credit carry forward as management concluded that it is not more likely than not that all of the Company’s Arizona R&D credit carry forward amounts will be realized before it fully expires in 15 years. However, the deferred tax asset could be further reduced or the valuation allowance could be changed in the near-term if estimates of future taxable income during the carry forward period change.

The Company has completed research and development tax credit studies, which identified approximately $6.8 million in tax credits for Federal, Arizona and California income tax purposes related to the 2003 through 2011 tax years, net of the federal benefit on the Arizona and California research and development tax credits. Management determined that it is more likely than not that the full benefit of the Arizona research and development tax credit will not be sustained on examination and accordingly, has established a cumulative liability for unrecognized tax benefits of $2.1 million as of September 30, 2012. In addition, management has accrued approximately $0.1 million for estimated uncertain tax positions related to certain state income tax liabilities. As of September 30, 2012, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefits of $2.2 million be recognized, the Company’s effective tax rate would be favorably impacted.

Effective Tax Rate

The Company’s overall effective tax rate for the nine months ended September 30, 2012 was 38.7%, which is below the statutory rate due to a favorable return to provision adjustment taken in the third quarter of 2012. The Company expects its annual income tax rate for 2012 to be 39.6%.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Stockholders’ equity

Stock Option Activity

At September 30, 2012, the Company had four stock-based compensation plans, which are described more fully in the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There are approximately 1.3 million shares available for grant under the plans as of September 30, 2012. During the first nine months of 2012, the Company granted restricted stock units and performance restricted stock units that vest over one to three years, or upon the achievement of certain performance criteria.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2012:

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2011	1,096	4.76
Granted	637,148	5.29
Vested	—	—
Forfeited	(19,025)	4.79

Balance at September 30, 2012	619,219	5.29	$3,740,083

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the period, which was $6.04 per share multiplied by the number of restricted stock units. As of September 30, 2012, there was $2.2 million in unrecognized compensation costs related to restricted stock units granted under our stock plans. We expect to recognize these costs over a weighted average period of 14 months.

The Company has granted approximately 180,000 performance restricted stock units (included in the table above), the vesting of which is contingent upon the achievement of certain performance criteria related to new product sales as well as the future sales and operating performance of the Company. Compensation expense is recognized over the implicit service period (the date the performance condition is expected to be achieved) based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. As of September 30, 2012, all performance restricted stock units remained unvested.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2012:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at December 31, 2011	7,576,493	$5.75
Granted	—	—
Exercised	(443,136)	4.71
Expired/terminated	(370,285)	7.91

Balance at September 30, 2012	6,763,072	5.92	5.19	6,778,568

Exercisable at September 30, 2012	5,591,287	6.17	4.69	5,258,785

Expected to vest after September 30, 2012	818,240	4.64	7.76	1,139,383

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $6.04 per share, and the exercise price, multiplied by the applicable number of options. The aggregate intrinsic value of options exercised for the three and nine months ended September 30, 2012, was approximately $0.7 million and $1.6 million, respectively. The aggregate intrinsic value of options exercised for the three and nine months ended September 30, 2011, was approximately $49,000 and approximately $63,000, respectively. As of September 30, 2012, total unrecognized stock-based compensation expense related to unvested stock options was approximately $1.3 million, which is expected to be recognized over a remaining weighted average period of approximately 16 months. Options expected to vest are presented net of expected forfeitures.

The Company has granted a cumulative of 950,800 performance-based stock options from 2008 through September 30, 2012, the vesting of which is contingent upon the achievement of certain performance criteria related to the successful and timely development and market acceptance of future product introductions, as well as the future sales and operating performance of the Company. Compensation expense is recognized over the implicit service period (the date the performance condition is expected to be achieved) based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. At September 30, 2012, there are approximately 473,000 performance based options outstanding for which the performance criteria have yet to be met. There is approximately $0.2 million of remaining expense to be recognized relative to these performance based options as of September 30, 2012. No performance-based options were forfeited during the three and nine months ended September 30, 2012. At September 30, 2011, approximately 219,000 unvested performance options with a fair value of approximately $0.5 million remained outstanding. No options were forfeited during the three or nine months ended September 30, 2011.

Share-Based Compensation Expense

Share-based compensation cost for restricted stock units is measured based upon the market price of the Company’s common stock on the date of grant. Share-based compensation cost for stock options is estimated at the grant-date, based upon the fair value as calculated by the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. There were no stock options granted during the three and nine months ended September 30, 2012. The assumptions used for the three and nine month periods ended September 30, 2011, and the resulting estimates of weighted-average fair value per share of options granted during those periods, are as follows:

	Three Months Ended Sept 30,	Nine Months Ended Sept 30,
	2011	2011
Expected life of options	4.5 years	4.5 years
Weighted average volatility	54.4%	55.6%
Weighted average risk-free interest rate	0.9%	1.7%
Weighted average fair value of options granted	$1.97	$2.16

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

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share-based compensation was classified as follows:

	Three Months Ended September 30,		Nine Months Ended Sept 30,
	2012	2011	2012	2011
Cost of products sold	$38,085	$30,238	$133,977	$135,217
Sales, general and administrative expenses	657,870	518,513	1,631,234	1,891,258
Research and development expenses	153,433	144,769	431,839	506,969

Total share-based compensation	$849,388	$693,520	$2,197,050	$2,533,444

Total share-based compensation expense recognized in the statements of operations for the three months ended September 30, 2012 and 2011, included approximately $98,000 and $251,000, respectively, related to Incentive Stock Options (“ISOs”) for which no tax benefit is recognized. Total share-based compensation expense recognized in the statements of operations for the nine months ended September 30, 2012 and 2011, included approximately $0.3 million and $1.2 million, respectively, related to ISOs for which no tax benefit is recognized. The Company did not tax-effect the share-based compensation expense for tax purposes related to the non-qualified disposition of ISOs exercised and sold as the benefit will be recorded when the Company is in a position to realize the benefit with an offset to taxes payable in future periods. The total unrecognized tax benefit related to the non-qualified disposition of stock options in the three and nine months ended September 30, 2012, was $0 in each period. The total unrecognized tax benefit related to the non-qualified disposition of stock options in the three and nine months ended September 30, 2011, was approximately $49,000 and $63,000, respectively.

Issuer Purchases of Equity Securities

On April 25, 2012, TASER’s Board of Directors authorized a stock repurchase program to acquire up to $20.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. During the nine months ended September 30, 2012, the Company purchased approximately 3.8 million common shares under this program for a total cost of $20.0 million, or a weighted average cost of $5.22 per share.

8. Line of credit

The Company has a $10.0 million revolving line of credit with a domestic bank. As of September 30, 2012, the Company had letters of credit outstanding of $0.6 million under the facility. The line is secured by the Company’s accounts receivable and inventory, and bears interest at varying rates (currently LIBOR plus 1.5% to prime). The line of credit matures on June 30, 2014, and requires monthly payments of interest only. At September 30, 2012 and December 31, 2011, there were no borrowings under the line. The Company’s agreement with the bank requires it to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. During 2011, the Company violated its covenants as a result of a $5.7 million non-cash charge. As of December 31, 2011 the violation was resolved by a waiver that provided relief to effectively exclude the $5.7 million charge discussed above when calculating the fixed charge coverage ratio covenant in the future. At September 30, 2012, the Company’s tangible net worth ratio was 0.35:1 and its fixed charge coverage ratio was 2.64:1. Accordingly, the Company was in compliance with these covenants.

9. Commitments and contingencies

Product Litigation

The Company is currently named as a defendant in 33 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which the TASER device was used (or present) by law enforcement officers in connection with arrests or during training exercises. Companion cases arising from the same incident have been combined into one for reporting purposes.

In addition, 169 other lawsuits have been dismissed or judgments entered in favor of the Company and are not included in this number. Appeals were filed by the plaintiffs in the Butler (TX), Kandt (NY), Marquez (AZ), Pikes (LA), Rosa (CA), Jacobs (TX) and Williams (MS) cases where judgment was entered in favor of the Company. Plaintiff’s appeal in the Rosa (CA) case was decided by the U.S. Ninth Circuit Court of Appeals in July 2012 and the Company’s summary judgment was affirmed. Plaintiffs’ appeal in the Marquez (AZ) case was decided by the U.S. Ninth Circuit Court of Appeals in September 2012 and amended in October 2012; and the Company’s summary judgment was affirmed. Plaintiff’s appeal in the Williams (MS) case was dismissed by the U.S. Fifth Circuit Court of Appeals in November 2012. Plaintiff’s notice of appeal in the Pikes (LA) case was denied as deficient. The Butler (TX) and Kandt (NY) appeals are currently in the briefing phases. The notice of appeal was just filed in the Jacobs (TX) case and a briefing schedule has not yet been entered. These cases are not included in the number of pending lawsuits.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Turner (NC) lawsuit was tried in July 2011 and resulted in a jury verdict of $10.0 million against the Company. The Company filed post-trial motions seeking judgment as a matter of law notwithstanding the verdict and in the alternative, a new trial or alternatively a remittitur of the jury award. During March 2012, the Federal District Court for the Western District of North Carolina granted the Company’s motion for remittitur and ordered the reduction of the original jury award from $10.0 million to approximately $4.4 million after offsets. On April 20, 2012, the court issued an order which adjusted the award to $5.5 million. On May 4, 2012, the court issued another order which entered judgment in the amount of $5.5 million plus costs and post-judgment interest. Based on this action by the court, the Company reversed a portion of the previously accrued litigation judgment expense during the nine months ended September 30, 2012, which resulted in a benefit of $2.2 million, leaving a reserve of $1.1 million as of September 30, 2012. The Company has filed an appeal with the U.S. Fourth Circuit Court of Appeals and has filed its opening brief. This case is not included in the number of pending lawsuits.

We maintain product liability insurance coverage with varying limits and deductibles. Our product liability insurance coverage, during the periods that have active cases, ranged from $5.0 million to $12.0 million in coverage limits, with $0.1 million to $1.0 million per incident in deductibles. For the 2008 insurance policy year, our product liability insurance coverage was $10.0 million and as noted above, in the Turner (NC) case, the Company received an adverse $10.0 million jury verdict. After consideration of the reduction of the award as noted above and the remaining available insurance coverage, the Company’s uninsured exposure related to this case is approximately $1.1 million. While the Company will explore every possible legal channel to have this verdict overturned, in the event the verdict stands, the Company’s insurance coverage for the 2008 insurance policy year will be exhausted. For any other claims relating to the 2008 insurance policy year, the Company will not have insurance coverage for defense costs or any other adverse judgments, should they arise. We are defending each of these lawsuits vigorously. Remaining insurance coverage is based on information received from the Company’s insurance provider. Information relative to the Company’s insurance coverage can be referenced in the following table:

Policy Year	Policy Start Date	Policy End Date	Insurance Coverage (millions)	Deductible Amount (millions)	Defense Costs Covered	Remaining Insurance Coverage (millions)	Active Cases and Cases on Appeal
2004	12/01/03	12/01/04	$2.0	$0.1	N	$2.0	Glowczenski
2005	12/01/04	12/01/05	10.0	0.3	Y	7.0	Washington
2006	12/01/05	12/01/06	10.0	0.3	Y	4.0	Stough, Hollman
2007	12/01/06	12/01/07	10.0	0.3	Y	8.0	n/a
2008	12/01/07	12/15/08	10.0	0.5	Y	5.5	Salinas, Grable, Koon, Peppler, Rich, Turner
2009	12/15/08	12/15/09	10.0	1.0	N	10.0	Athetis, Kandt, Humphreys, Derbyshire
2010	12/15/09	12/15/10	10.0	1.0	N	10.0	Thompson, Jacobs, Kelley, Shymko, Doan, Piskura, Juran, Fahy
2011	12/15/10	12/15/11	10.0	1.0	N	10.0	Butler, Wilson, Sylvester, Nelson, Bachtel, Coto, Russell, Payne
Jan - Jun 2012	12/15/11	06/25/12	7.0	1.0	N	7.0	Ramsey, Duensing, Mitchell, Firman, Ricks
Jul - Dec 2012	06/25/12	12/15/12	12.0	1.0	N	12.0	Neill, Norman, Wingard

Because the Turner case has not been fully adjudicated, the amount of the remaining insurance coverage for the 2008 policy year is shown based on what has actually been paid out on cases in that policy year. However, if we are not successful in our appeal, the policy will be fully exhausted and as a result, we will no longer have any insurance coverage remaining for the other cases relating to that policy year.

The following table for pending product liability lawsuits in which the Company is currently named as a defendant, lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. While the facts vary from case to case, the product liability claims are typically based on an alleged product defect resulting in injury or death, usually involving a failure to warn, and the plaintiffs are seeking monetary damages. This table also lists those cases that were dismissed (or where a dismissal is pending) or judgment entered during the most recent fiscal quarter. Cases that were dismissed or judgment entered in prior fiscal quarters are not included in this table. The claims, and in some instances, the defense of each of these lawsuits, have been submitted to our insurance carriers that maintained insurance coverage during these applicable periods.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status
Glowczenski	Oct-04	US District Court, ED NY	Wrongful Death	Motion Phase
Washington	May-05	US District Court, ED CA	Wrongful Death	Discovery Phase; Trial scheduled Feb 2013
Hollman	Aug-06	US District Court, ED NY	Wrongful Death	Motion Phase
Salinas	Aug-08	US District Court, ND CA	Wrongful Death	Motion Phase, trial scheduled Jun 2013
Athetis	May-09	US District Court, AZ	Wrongful Death	Motion Phase
Humphreys	Oct-09	CA Superior Court, San Joaquin County	Wrongful Death	Discovery Phase
Rich	Feb-10	US District Court, NV	Wrongful Death	Pretrial phase
Doan	Apr-10	The Queens Bench Alberta, Red Deer Judicial Dist.	Wrongful Death	Pleading Phase
Piskura	May-10	US District Court, OH	Wrongful Death	Motion phase, trial scheuduled Apr 2013
Kelley	Oct-10	District Court for Harris County, TX	Wrongful Death	Directed verdict granted for TASER
Jacobs	Oct-10	District Court for Travis County, TX	Wrongful Death	Summary Judgment granted for TASER, appeal filed
Shymko	Dec-10	The Queens Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase
Williams	Dec-10	US District Court, MS	Wrongful Death	Summary judgment granted for TASER
Wilson	May-11	US District Court, ED MO	Wrongful Death	Stayed
Sylvester	Jun-11	US District Court, ND CA	Wrongful Death	Discovery Phase, trial scheduled Apr 2013
Nelson	Aug-11	CA Superior Court, Riverside County	Wrongful Death	Discovery Phase
Bachtel	Aug-11	14th Judicial District Circuit Court, Randolph County, MO	Wrongful Death	Discovery Phase, trial scheduled Mar 2013
Coto	Oct-11	CA Superior Court, Los Angeles County	Wrongful Death	Discovery Phase, trial scheduled Mar 2013
Russell	Dec-12	U.S. District Court, VA	Wrongful Death	Discovery Phase, trial scheduled Jan 2013
Ramsey	Jan-12	Broward County Circuit Court, 17th Judicial Circuit, FL	Wrongful Death	Discovery Phase
Mitchell	Apr-12	US District Court, ED MI	Wrongful Death	Discovery Phase
City of Warren MI	Apr-12	US District Court, ED MI	Third Party Complaint	Discovery Phase
Firman	Apr-12	Ontario, Canada Superior Court of Justice	Wrongful Death	Pleading Phase
Ricks	May-12	US District Court, WD LA	Wrongful Death	Discovery Phase
Allen	Jun-12	US District Court, SD TX	Wrongful Death	Dismissed
Neill	Jun-12	US District Court, ED PA	Wrongful Death	Discovery Phase
Norman (MO)	Aug-12	US District Court, WD MO	Wrongful Death	Discovery Phase
Wingard	Oct-12	US District Court, WD PA	Wrongful Death	Pleading Phase
Grable	Aug-08	FL 6th Judicial Circuit Court, Pinellas County	Training Injury	Discovery Phase
Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Discovery Phase
Peppler	Apr-09	Circuit Court 5th Judicial Dist., Sumter City, FL	Training Injury	Discovery Phase
Kandt	Jun-09	US District Court, ND NY	Training Injury	Dismissed, appeal filed
Butler	Jan-11	US District Court, ND TX	Training Injury	Judgment in favor of TASER, Appeal filed
Derbyshire	Nov-09	Ontario, Canada Superior Court of Justice	Officer Injury	Discovery Phase
Juran	Dec-10	Hennepin County District Court, 4th Judicial District	Officer Injury	Discovery Phase
Stough	Feb-11	US District Court, ED MO	Officer Injury	Discovery Phase, trial scheduled Nov 2013
Fahy	Dec-09	Circuit Court of City of St. Louis	Suspect Injury During Arrest	Discovery Phase, trial scheduled Dec 2012
Thompson	Mar-10	11th Judicial Circuit Court Miami-Dade County, FL	Suspect Injury During Arrest	Discovery Phase
Payne	Mar-11	Blount County Circuit Court, TN	Suspect Injury During Arrest	Discovery Phase
Diehl (PA)	Jun-11	Court of Common Pleas, Blair County, PA	Suspect Injury During Arrest	Dismissed
Duensing (NV)	Feb-12	US District Court, NV	Suspect Injury During Arrest	Pleading Phase
Manjares (WA)	Jul-12	US District Court, ED WA	Suspect Injury During Arrest	Motion to dismiss granted for TASER

Other Litigation

In February 2009, we filed a complaint in the United States District Court for the District of Nevada against James F. McNulty, Jr., Robert Gruder, and Stinger Systems, Inc. alleging securities fraud under 15 U.S.C. § 78j, trade libel, unfair competition under the Lanham Act, 15 U.S.C. § 1125, abuse of process, and deceptive trade practices. Our complaint seeks compensatory damages, punitive damages, injunctive relief, attorneys’ fees and costs. Defendants filed motions to dismiss and on March 25, 2010 the Court denied Defendants’ motion on all claims except the securities fraud claim. Defendant McNulty filed a counterclaim on August 2, 2010 alleging that TASER’s XREP product infringes U.S. Patents 5,831,199 and 6,877,434. The counterclaim seeks declaratory and injunctive relief, compensatory, treble and punitive damages, and attorney’s fees. This litigation was resolved to the mutual satisfaction of all parties and was dismissed in August 2012.

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

In July 2011, the Company filed a complaint against Karbon Arms, LLC for infringement of U.S. Patent Nos. 7,800,885 and 7,782,592 in US District Court for the District of Delaware seeking damages, injunctive relief and an award of attorneys’ fees. Karbon Arms filed a counterclaim on July 18, 2011 alleging invalidity and non-infringement of four of TASER’s patents, tortuous interference with prospective contractual relations and for false advertising under the Lanham Act. TASER thereafter filed counter-counterclaims for infringement of U.S. Patent Nos. 7,602,597 and 6,999,295. This lawsuit is at the discovery phase and a trial date has been set for January 2014.

In February 2012, the Company was served with a complaint in the matter of AA & Saba Consultants, Inc. v. TASER International, Inc. that was filed in the Superior Court for the County of Maricopa, Arizona which alleges that the Company breached a contract by unilaterally terminating a distributor agreement between the Company and plaintiff without good cause. The complaint seeks an award for damages, costs, expenses and attorneys’ fees. TASER filed a counterclaim for breach of contract and fraud. This lawsuit is at the discovery phase and a trial date has been set for October 2013.

In September 2012, the Company was served with a complaint in the matter of Chiko Katiki v. TASER International, Inc. that was filed in the Superior Court of the State of California, County of Sonoma which alleges that the TASER ECDs are firearms under California law and that TASER sold consumer model ECDs in California in violation of state laws. Plaintiff seeks class action status, an injunction, declaratory relief, and an award for damages, punitive damages, costs, expenses, and attorneys’ fees. The lawsuit is in the pleading phase and no trial date has been set.

General

From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. After carefully assessing the claim, and assuming we determine that we are not at fault, we vigorously defend and pursue any lawsuit filed against or by the Company. Although we do not expect the outcome in any pending individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition. In addition, the Company has one lawsuit where the costs of legal defense incurred are in excess of its liability insurance deductibles. As of September 30, 2012, the Company has been fully reimbursed by its insurance company for these legal costs. The Company may settle a lawsuit in situations where a settlement can be obtained for nuisance value and for an amount that is expected to be less than the cost of defending a lawsuit. The number of product liability lawsuits dismissed includes a small number of police officer training injury lawsuits that were settled by the Company and dismissed in cases where the settlement economics to the Company were significantly less than the cost of litigation. In addition, it is the Company’s policy to not settle suspect injury or death cases, although the Company’s insurance company may settle such lawsuits over the Company’s objection where the case is over the Company’s liability insurance deductibles. Due to the confidentiality of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not identify or comment on which specific lawsuits have been settled or the amount of any settlement.

10. Related party transactions

Aircraft Charter

The Company reimburses Thomas P. Smith, the former Chairman of the Board of Directors and brother of Patrick W. Smith, Chief Executive Officer, for business use of his personal aircraft. For the three and nine months ended September 30, 2012, the Company incurred expenses of approximately $3,000 and $21,000, respectively, to Thomas P. Smith. For the three and nine months ended September 30, 2011, the Company incurred expenses of approximately $57,000 and $135,000, respectively, to Thomas P. Smith. At September 30, 2012 and December 31, 2011, there were no outstanding payables due to Thomas P. Smith.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TASER Foundation

In November 2004, the Company established the TASER Foundation. The TASER Foundation is a 501(c)(3) non-profit corporation and has been granted tax exempt status by the Internal Revenue Service. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Over half of the initial $1.0 million endowment was contributed directly by TASER International, Inc. employees. In September 2012, the Company transferred the administration and assets of the TASER Foundation to the International Association of Chiefs of Police. The assets transferred were $0.3 million. Previously, the Company bore all administrative costs of the TASER Foundation in order to ensure 100% of all donations were distributed to the families of fallen officers. For the three and nine months ended September 30, 2012, the Company incurred $300 and $2,500 in such administrative costs, respectively. For the three and nine months ended September 30, 2011, the Company incurred approximately $1,000 and $4,500, respectively, in such administrative costs. For the three and nine months ended September 30, 2012 and 2011, the Company made no discretionary contributions to the TASER Foundation. The TASER Foundation distributed $3.0 million of grants to the families of fallen officers from 2004 to 2012.

Consulting Services

The Company engages Mark Kroll, a member of the Board of Directors, to provide consulting services. Expenses relating to these services for the three and nine months ended September 30, 2012, were approximately $39,000 and $141,000, respectively. Expenses relating to these services for the three and nine months ended September 30, 2011, were approximately $43,000 and $159,000, respectively. At September 30, 2012 and December 31, 2011, the Company had accrued liabilities of approximately $10,500 and $12,500 for these services, respectively.

11. Employee benefit plan

The Company has a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $17,000. The Company currently matches 100% of the first 3% of eligible compensation contributed to the Plan by each participant and 50% of the next 2% of eligible compensation contributed to the plan by each participant. The Company’s matching contributions are immediately vested. The Company’s matching contributions to the Plan for the three and nine months ended September 30, 2012, were approximately $131,000 and $392,000, respectively. The Company’s matching contributions to the Plan for the three and nine months ended September 30, 2011, were approximately $136,000 and $391,000, respectively. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Segment data

During the fourth quarter of 2011, management determined that its operations are comprised of two reportable segments: the sale of ECDs, accessories and other products and services (the “ECD segment”); and the video business, which includes the TASER Cam, AXON Video products and EVIDENCE.com (the “Video segment”). The Company has provided the corresponding items of segment information for earlier periods to reflect the change in the internal organization review structure. On an overall basis, the Company has elected to only assign costs directly attributable to the Video segment to that segment, which is consistent with the Company’s methodology for evaluating each of its segments. Included in these costs are the costs of sales for both products and services, overhead allocation based on direct labor, selling expense for the Video segment sales team, Video segment product management expenses, Video segment trade shows and related expenses, and research and development for products included in the Video segment. Information relative to the Company’s reportable segments is as follows:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Video	ECD	Total	Video	ECD	Total
Product sales	$1,528,347	$27,085,180	$28,613,527	$925,836	$23,361,182	$24,287,018
Service revenue	159,429	—	159,429	96,092	—	96,092

Net sales	1,687,776	27,085,180	28,772,956	1,021,928	23,361,182	24,383,110

Cost of products sold	1,181,906	9,673,370	10,855,276	693,278	9,437,149	10,130,427
Cost of services delivered	1,114,668	—	1,114,668	1,149,075	—	1,149,075

Gross margin (loss)	$(608,798)	$17,411,810	$16,803,012	$(820,425)	$13,924,033	$13,103,608

Income (loss) from operations	$(2,472,638)	$7,749,953	$5,277,315	$(2,745,950)	$3,958,042	$1,212,092
Purchases of property and equipment	68,215	217,092	285,307	94,581	416,740	511,321
Purchases of intangible assets	9,728	76,148	85,876	1,425	95,800	97,225
Depreciation and amortization	664,307	1,054,239	1,718,546	663,527	1,331,505	1,995,032

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Video	ECD	Total	Video	ECD	Total
Product sales	$3,464,606	$78,774,581	$82,239,187	$2,420,960	$66,025,172	$68,446,132
Service revenue	397,604	—	397,604	251,983	—	251,983

Net sales	3,862,210	78,774,581	82,636,791	2,672,943	66,025,172	68,698,115

Cost of products sold	2,712,678	28,068,676	30,781,354	1,955,722	25,686,372	27,642,094
Cost of services delivered	3,308,794	—	3,308,794	3,503,057	—	3,503,057

Gross margin (loss)	$(2,159,262)	$50,705,905	$48,546,643	$(2,785,836)	$40,338,800	$37,552,964

Litigation judgment (recovery) expense	$—	$(2,200,000)	$(2,200,000)	$—	$3,301,243	$3,301,243
Income (loss) from operations	(7,935,198)	25,726,461	17,791,263	(9,189,537)	5,495,271	(3,694,266)
Purchases of property and equipment	357,226	530,383	887,609	115,112	1,056,081	1,171,193
Purchases of intangible assets	15,526	322,337	337,863	3,115	307,386	310,501
Depreciation and amortization	1,777,586	3,336,403	5,113,989	1,977,570	4,135,042	6,112,612

The CODM does not review assets by segment as part of the financial information provided; therefore, no asset information is provided in the above table.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of September 30, 2012, and results of operations for the three and nine months ended September 30, 2012 and 2011. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: the impact of recently issued and adopted accounting standards and guidance; estimated amortization charges in future years and our projected effective tax rate for 2012; our expectations about unrecognized tax benefits and deferred income taxes; assumptions about the future vesting of outstanding stock options and the amortization of costs relating thereto; our litigation strategy; our intentions to hold our investment securities to maturity and expectations relating to the redemption prices of these securities; the outcome of pending litigation against us; the sufficiency of our valuation reserves, including warranty, accounts receivable, deferred taxes and inventory reserves; the sufficiency of our capital resources and the availability of financing to the Company and our strategy with respect to hedging activities. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; budgetary and political constraints of prospects and customers; litigation risks resulting from alleged product-related injuries and media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; our dependence on sales of our TASER X26 and X2 ECDs; our ability to manage our growth; our ability to increase manufacturing production to meet demand; the outcome of pending litigation; establishment and expansion of our direct and indirect distribution channels; the acceptance of our EVIDENCE.com software model; breach of our security measures resulting in unauthorized access to customer data; our ability to design, introduce and sell new products; delays in development schedules; risks relating to acquisitions and joint ventures; the length of our sales cycle and our ability to realize benefits from our marketing and selling efforts; risks of governmental regulations, including regulations of our products by the United States Consumer Product Safety Commission, regulation of our products as a “crime control” product by the Federal government, state and local government regulation and foreign regulation; our compliance with regulations governing the environment, including but not limited to, regulations within the European Union; our ability to protect our intellectual property; intellectual property infringement claims and relating litigation costs; competition in foreign countries relating to foreign patents; our successful identification of existing intellectual property rights that might infringe on our developments; the adverse effects that could result from our products being classified as firearms by the United States Bureau of Alcohol and Firearms or any state; product defects; rapid technological change; our dependence on third party suppliers for key components of our products; component shortages; our dependence on foreign suppliers for key components; rising costs of raw materials and transportation relating to petroleum prices; catastrophic events; outages and disruptions relating to our EVIDENCE.com service; fluctuations in quarterly operating results; foreign currency fluctuations; counterparty risks relating to cash balances held in excess of FDIC insurance limits; employee retention risks and other factors identified in documents filed by us with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2011 under the caption “Risk Factors.”

Overview

TASER International, Inc.’s (the “Company”, “TASER”, “we” or “our”) core mission is to protect life, protect truth through technologies that make communities safer. We are the market leader in the development, manufacture and sale of advanced Electronic Control Devices (“ECDs”) designed for use in law enforcement, military, corrections, private security and personal defense. Since our inception in 1993, we have remained committed to providing solutions to violent confrontation by developing devices with proprietary technology to incapacitate dangerous, combative, or high-risk subjects who pose a risk to law enforcement officers, innocent citizens, or themselves in a manner that is generally recognized as a safer alternative to other uses of force.

TASER solutions deliver significant results to our customers and to communities in which they are deployed. There are over 300 published studies on the effects of TASER ECDs. Just as importantly, there are eight published independent epidemiological studies covering a total of 48,228 subjects. The 2008 Eastman study found that 5.4% of conductive electronic weapons use “clearly prevented the use of lethal force by police.” The largest epidemiological study was the 2009 MacDonald study of 24,380 uses of force. In addition, the papers of Taylor (13,983 subjects), Mesloh (4,303 subjects), Mumola (2,686 subjects), Smith (1,645 subjects), Butler (562 subjects) and White (243 subjects) show a significant reduction in both officer and suspect injuries with TASER ECD usage. Further, most reporting agencies demonstrate overall decreases in use of force and decreases in suspect and officer injuries resulting from conflict. Reducing uses of force and gaining compliance by use of a TASER ECD has provided significant reductions in worker’s compensation expenses and claims for excessive use of force for agencies and ultimately, taxpayers.

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

Central to our strategy, we conduct research and develop advanced technologies for both the creation of new, and the enhancement of existing, hardware and software products and services. We believe that delivering breakthrough innovation and high-value solutions through our various product platforms is the key to delivering compelling value propositions to meet our customers’ needs and to drive our future growth. We place the highest level of importance on the safety and appropriate use of our products and have established industry leading training services to provide our users a comprehensive overview of the legal, policy, medical information and risk mitigation issues relating to our ECDs and the use of force. Our products are sold through a network of distribution channels developed for selling and marketing our products and services to law enforcement agencies, primarily in North America, with continuing focus and effort placed on expanding these programs in international, military and other markets. In order to facilitate sales and provide customer service to our European customers in 2010, we established TASER International Europe SE, a wholly-owned subsidiary.

In the fourth quarter of 2011, the AXON portion of our Video business was determined to be a separate segment, whereas in prior years the business primarily resided in the research and development stage in anticipation of eventual product launch. Senior management discussed at length the best way to present and report the Video business as it continued to iterate on different ways to separate the business into distinct product segments. As the Company analyzed the business in that manner, it became apparent that due to the support that the software business had to provide to the video hardware to ensure the seamless integration of hardware and software, it made sense to include AXON hardware in the Video segment, and not just the results of our EVIDENCE.com software-as-a-service product (“SaaS”). Further, because TASER Cam uses EVIDENCE.com to store videos and the developers of EVIDENCE.com had to contribute to the upload and storage of TASER Cam videos, we concluded that the Video segment should ultimately include sales and expenses for AXON hardware and accessories, EVIDENCE.com SaaS and TASER Cam. Based on this evaluation, during the fourth quarter of 2011, management determined that its operations are comprised of two reportable segments: the sale of ECDs, accessories and other products and services (the “ECD segment”); and the Video business, which includes the TASER Cam, AXON Video products and EVIDENCE.com (the “Video segment”).

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

Results of Operations

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

The following table sets forth, for the periods indicated, our unaudited consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statements of operations (dollars in thousands):

	Three Months Ended Sept 30,				Increase / (Decrease)
	2012		2011		$	%
Net sales	$28,773	100.0%	$24,383	100.0%	$4,390	18.0%
Cost of products sold and services delivered	11,970	41.6	11,280	46.3	690	6.1

Gross margin	16,803	58.4	13,104	53.7	3,699	28.2
Sales, general and administrative expenses	9,540	33.2	9,478	38.9	62	0.7
Research and development expenses	1,986	6.9	2,363	9.7	(377)	(16.0)
Loss on impairment	—	—	3	0.0	(3)	*
Loss on write down / disposal of property and equipment	—	—	48	0.2	(48)	*

Income from operations	5,277	18.3	1,212	5.0	4,065	335.4
Interest and other income, net	11	0.0	15	0.1	(4)	(26.7)

Income before provision for income taxes	5,289	18.4	1,227	5.0	4,062	331.1
Provision for income taxes	1,612	5.6	91	0.4	1,521	*

Net income	$3,677	12.8%	$1,136	4.7%	$2,541	223.7%

Note: Table may not foot due to rounding differences.

*	Not meaningful

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended Sept 30,
	2012		2011
ECD segment:
TASER X26	$7,434	25.8%	$8,659	35.5%
Single Cartridges	9,729	33.8	7,631	31.3
TASER X2	6,326	22.0	3,697	15.2
TASER C2	721	2.5	578	2.4
ADVANCED TASER	620	2.2	724	3.0
TASER X3	52	*	6	*
XREP	18	*	74	*
Other	2,185	7.6	1,992	8.2

ECD segment	27,085	94.1%	23,361	95.8%

Video segment:
TASER Cam	317	1.1%	706	2.9%
TASER CamHD	423	1.5	—	*
AXON/EVIDENCE.com	878	3.1	181	*
Other	70	*	135	*

Video segment	1,688	5.9%	1,022	4.2%

Total net sales	$28,773	100.0%	$24,383	100.0%

*	less than 1%

Net sales to the United States and other countries are summarized as follows:

	Three Months Ended Sept 30,
	2012	2011
United States	81%	81%
Other Countries	19	19

Total	100%	100%

Net sales were $28.8 million and $24.4 million for the three months ended September 30, 2012 and 2011, respectively, an increase of $4.4 million, or 18.0%. The increase in net sales for the third quarter of 2012 compared to 2011 was primarily driven by the continued adoption of the TASER X2, which contributed $6.3 million of sales for the third quarter of 2012 compared to $3.7 million for the same period in the previous year. In addition, cartridges increased in the third quarter of 2012 when compared to the prior year as a result of increased distribution restocking orders. Sales of our X26 ECDs decreased $1.2 million for the third quarter of 2012 when compared to the same period in the previous year as a result of the upgrade cycle to the X2 ECD. Sales relative to our Video segment increased $0.7 million to $1.7 million for the three months ended September 30, 2012. During the second quarter of 2012, we began shipments of our AXON Flex on-officer camera, with our EVIDENCE.com SaaS. We continue to generate traction with a number of new agencies adopting the platform, including upgrades from the first generation AXON camera.

International sales for the third quarter of 2012 and 2011 represented approximately $5.4 million, or 19%, and $4.6 million, or 19%, of total net sales, respectively.

Cost of Products Sold and Services Delivered

Cost of products sold and services delivered were $12.0 million and $11.3 million for the three months ended September 30, 2012 and 2011, respectively, an increase of $0.7 million, or 6%. As a percentage of net sales, cost of products sold and services delivered decreased to 41.6% in the third quarter of 2012 compared to 46.3% in the third quarter of 2011. The decrease in overall cost of products sold as a percentage of sales was driven by improvements to our ECD segment margins, which relates to additional leverage provided from the increased sales in the ECD segment. Cost of products sold for our ECD segment were $9.7 million for the three months ended September 30, 2012, or 36% of ECD segment sales, compared to $9.4 million for the three months ended September 30, 2011, or 40% of ECD segment sales. These improvements primarily relate to manufacturing efficiencies, increased leverage resulting from increased sales levels, and a favorable change in product mix.

Cost of products sold and services delivered for the Video segment were $2.3 million and $1.8 million for the three months ended September 30, 2012 and 2011, respectively. The overall increase in costs for our Video segment for the third quarter of 2012 relates to the increase in sales for the Video segment.

Gross Margin

Gross margin was $16.8 million and $13.1 million for the three months ended September 30, 2012 and 2011, respectively, an increase of $3.7 million, or 28.2%. Our gross margin percent increased to 58.4% for the third quarter of 2012 compared to 53.7% for the third quarter of 2011, a result of the factors discussed above under cost of products sold and services delivered.

Sales, General and Administrative Expenses

For the three months ended September 30, 2012 and 2011, sales, general and administrative expenses were comprised of the following (dollars in thousands):

	Three Months Ended Sept 30,
			$	%
	2012	2011	Change	Change
Salaries, benefits and bonus	$2,919	$2,678	$241	9.0%
Legal, professional and accounting fees	1,312	1,752	(440)	-25.1
Travel and meals	718	739	(21)	-2.8
Stock-based compensation	658	519	139	26.8
Consulting and lobbying	490	663	(173)	-26.1
Depreciation and amortization	384	489	(105)	-21.5
Sales and marketing	1,133	650	483	74.3
D&O and liability insurance	510	451	59	13.1
Other	1,416	1,537	(121)	-7.9

Total	$9,540	$9,478	$62	0.7

Sales, general and administrative as a % of net sales	33.2%	38.9%

Sales, general and administrative (“SG&A”) expenses were $9.5 million for each of the three months ended September 30, 2012 and 2011. As a percentage of net sales, SG&A decreased to 33.2% for the third quarter of 2012 compared to 38.9% for the third quarter of 2011. The small net increase in SG&A includes fluctuations in various categories that are largely offsetting. Sales and marketing expenses increased year-over-year due in part to increased tradeshow expenses of approximately $0.2 million due to the time of the year in which the Company participated in the annual International Association of Chiefs of Police tradeshow. In addition, variable selling expenses such as distributor commissions increased as a result of higher direct sales. Personnel costs also increased as the Company made some strategic hires as well as granted annual salary merit increases. Year-over-year decreases include a reduction in legal fees (combined with professional and accounting fees above) as a result of fewer cases.

Research and Development Expenses

Research and development expenses were $2.0 million and $2.4 million for the three months ended September 30, 2012 and 2011, respectively, a decrease of $0.4 million, or 16.0%. The decrease was primarily attributable to the continued reduction in professional and consulting fees and personnel costs of $0.5 million. These decreases were partially offset by an increase in expenses relating to medical research and travel of approximately $0.1 million.

Provision for Income Taxes

The provision for income taxes was $1.6 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively. Our effective tax rate for the third quarter of 2012 was 30.5%, which is below the statutory rate due to the impact of a favorable return to provision adjustment as well as a favorable effective tax rate true-up in the third quarter of 2012. These items reduced the provision for income tax expenses by $0.5 million in the third quarter of 2012. Our estimated full year effective tax rate for 2012, before discrete period adjustments, is approximately 39.6%.

Net Income

Our net income increased to $3.7 million, or $0.07 per basic and diluted share, for the third quarter of 2012 compared to net income of $1.1 million, or $0.02 per basic and diluted share, for the third quarter of 2011.

Nine months Ended September 30, 2012 Compared to the Nine months Ended September 30, 2011

The following table sets forth, for the periods indicated, our unaudited consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statements of operations (dollars in thousands):

	Nine Months Ended Sept 30,				Increase / (Decrease)
	2012		2011		$	%
Net sales	$82,637	100.0%	$68,698	100.0%	$13,939	20.3%
Cost of products sold and services delivered	34,090	41.3	31,145	45.3	2,945	9.5

Gross margin	48,547	58.7	37,553	54.7	10,994	29.3
Sales, general and administrative expenses	26,799	32.4	27,887	40.6	(1,088)	(3.9)
Research and development expenses	6,157	7.5	7,908	11.5	(1,751)	(22.1)
Litigation judgment (recovery) expense	(2,200)	-2.7	3,301	4.8	(5,501)	*
Loss on impairment	—	—	1,354	2.0	(1,354)	*
Loss on write down / disposal of property and equipment	—	—	796	1.2	(796)	*

Income (loss) from operations	17,791	21.5	(3,694)	-5.4	21,485	*
Interest and other income, net	26	0.0	1,303	1.9	(1,277)	(98.0)

Income (loss) before provision for income taxes	17,817	21.6	(2,391)	-3.5	20,208	*
Provision (benefit) for income taxes	6,894	8.3	(1,252)	-1.8	8,146	*

Net income (loss)	$10,923	13.2%	$(1,139)	-1.7%	$12,062	*

Note: Table may not foot due to rounding differences.

*	Not meaningful

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Nine Months Ended Sept 30,
	2012		2011
ECD segment:
TASER X26	$26,774	32.4%	$28,993	42.2%
Single Cartridges	24,754	30.0	19,778	28.8
TASER X2	16,602	20.1	5,111	7.4
TASER C2	2,270	2.7	2,359	3.4
ADVANCED TASER	1,081	1.3	2,733	4.0
TASER X3	99	*	310	*
XREP	264	*	237	*
Other	6,931	8.4	6,504	9.5

ECD segment	78,775	95.3%	66,025	96.1%

Video segment:
TASER Cam	889	1.1%	1,853	2.7%
TASER CamHD	1,267	1.5	—	*
AXON/EVIDENCE.com	1,506	1.8	508	*
Other	200	*	312	*

Video segment	3,862	4.7%	2,673	3.9%

Total net sales	$82,637	100.0%	$68,698	100.0%

*	less than 1%

Net sales to the United States and other countries are summarized as follows:

	Nine Months Ended Sept 30,
	2012	2011
United States	83%	78%
Other Countries	17	22

Total	100%	100%

Net sales were $82.6 million and $68.7 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of $13.9 million, or 20.3%. The increase in net sales for the first nine months of 2012 compared to 2011 was primarily driven by the continued adoption of the TASER X2, which contributed $16.6 million of sales for the first nine months of 2012 and benefited from the extended upgrade program. In addition, cartridge sales increased in the nine months ended September 30, 2012 when compared to the same period in the prior year due to distribution restocking orders that took advantage of a new promotion. Sales relative to our Video segment increased $1.2 million to $3.9 million for the nine months ended September 30, 2012. During the second quarter of 2012, we began shipments of our AXON Flex on-officer camera with our EVIDENCE.com SaaS. We continue to generate traction with a number of new agencies adopting the platform, including upgrades from the first generation AXON camera.

International sales for the first nine months of 2012 and 2011 represented approximately $14.3 million, or 17%, and $14.9 million, or 22%, of total net sales, respectively.

Cost of Products Sold and Services Delivered

Cost of products sold and services delivered were $34.1 million and $31.1 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of $3.0 million, or 9.5%. As a percentage of net sales, cost of products sold and services delivered decreased to 41.3% in the first nine months of 2012 compared to 45.3% in the first nine months of 2011. The increase in overall cost of products sold and services delivered can be attributed to the overall increase in sales. The decrease in cost of products sold and services delivered as a percentage of sales was driven by improved margins in our ECD segment. Cost of products sold for our ECD segment were $28.1 million for the nine months ended September 30, 2012, or 35.6% of ECD segment sales, compared to $25.7 million for the nine months ended September 30, 2011, or 38.9% of ECD segment sales. These improvements primarily relate to manufacturing efficiencies, increased leverage resulting from increased sales levels, and a favorable change in product mix.

Cost of products sold and services delivered for the Video segment were $6.0 million and $5.5 million for the nine months ended September 30, 2012 and 2011, respectively. The overall increase in costs for our Video segment corresponds to the increase in net sales for the period offset by cost reductions in the Video segment.

Gross Margin

Gross margin was $48.5 million and $37.6 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of $11.0 million, or 29.3%. As a percentage of net sales, gross margin increased to 58.7% for the first nine months of 2012 compared to 54.7% for the first nine months of 2011, a result of the factors discussed above under cost of products sold and services delivered.

Sales, General and Administrative Expenses

For the nine months ended September 30, 2012 and 2011, sales, general and administrative expenses were comprised of the following (dollars in thousands):

	Nine Months Ended Sept 30,
			$	%
	2012	2011	Change	Change
Salaries, benefits and bonus	$8,231	$7,778	$453	5.8%
Legal, professional and accounting fees	4,403	4,661	(258)	-5.5%
Sales and marketing	2,589	2,468	121	4.9%
Travel and meals	2,162	2,237	(75)	-3.4%
Stock-based compensation	1,614	1,891	(277)	-14.6%
Consulting and lobbying services	1,858	2,101	(242)	-11.5%
Depreciation and amortization	1,175	1,465	(290)	-19.8%
D&O and liability insurance	1,293	1,369	(76)	-5.6%
Other	3,474	3,917	(444)	-11.3%

Total	$26,799	$27,887	$(1,088)	-3.9%

Sales, general and administrative as % of net sales	32.4%	40.6%

SG&A expenses were $26.8 million and $27.9 million for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $1.1 million, or 3.9%. As a percentage of net sales, SG&A expenses decreased to 32.4% for the first nine months of 2012 compared to 40.6% for the first nine months of 2011. The reduction in SG&A for the current nine month period includes decreases in legal fees (combined with professional and accounting fees on the schedule above), lobbying expenses, variable selling expenses and depreciation and amortization expense totaling approximately $1.0 million. In addition, stock based compensation expense decreased $0.3 million for the nine months ended September 30, 2012 when compared to the prior year. These decreases were partially offset by increases in personnel and commission expenses due to a new commission plan as well as an increase in headcount when compared to the same period of 2011.

Research and Development Expenses

Research and development expenses were $6.2 million and $7.9 million for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $1.8 million, or 22.1%. The decrease was attributable to the continued reduction in professional and consulting fees, as well as declines in salaries, benefits, and depreciation totaling $1.6 million.

Litigation Judgment Expense

During the second quarter of 2011, the Company recorded a $3.3 million litigation judgment expense, which represented a charge for an adverse jury verdict received in the Turner case and costs associated with post-trial motions. This charge represented management’s best estimate of the Company’s uninsured portion of the judgment after consideration of available insurance coverage. During 2011, management estimated the range of loss in the Turner case to be nil to $3.8 million. During March 2012, the Federal District Court for the Western District of North Carolina granted the Company’s motion for remittitur and ordered the reduction of the original jury award from $10.0 million to approximately $4.4 million after offsets. On April 20, 2012, the court issued another order, which adjusted the award to $5.5 million. Based on this action by the court, the Company reversed a portion of the previously accrued litigation judgment expense during the three months ended March 31, 2012, which resulted in a benefit of $2.2 million at such time, resulting in a reserve of $1.1 million as of September 30, 2012.

Loss on Impairment

In the nine months ended September 30, 2012, the Company recognized no impairment charges.

During the nine months ended September 30, 2011 a $1.4 million asset impairment charge was recorded following our determination to abandon operations of our Protector product line. During the nine months ended September 30, 2012 no impairment charges were recognized.

Loss on Write down / Disposal of Property and Equipment, net

In the nine months ended September 30, 2012, the Company incurred approximately $305,000 in loss on write down/disposal. Approximately $62,000 related to loss on write down/disposal of intangibles related to abandoned patents as well as approximately $106,000 as a loss on write down/disposal related to fixed assets associated with the closing of a data center.

During the nine months ended September 30, 2011 a loss of $0.8 million from the write down/disposal of Property and Equipment was incurred following our decision to dispose of surplus equipment for EVIDENCE.com operations. No such charges were recognized during the nine months ended September 30, 2012.

Provision for Income Taxes

The provision for income taxes was $6.9 million and a benefit of $1.3 million for the nine months ended September 30, 2012 and 2011, respectively. Our estimated full year effective tax rate for 2012, before discrete period adjustments, is approximately 39.6%, which is above the statutory rate due to the impact of state taxes and non-deductible expenses for items such as ISO stock option expense, meals and entertainment and lobbying fees, which make our projected annual net income for tax purposes higher than our book pre-tax income.

Net Income (Loss)

Our net income increased to $10.9 million, or $0.19 per basic and diluted share, for the first nine months of 2012 compared to net loss of $1.1 million, or ($0.02) per basic and diluted share, for the first nine months of 2011.

Liquidity and Capital Resources

Summary

As of September 30, 2012, we had $29.1 million in cash, cash equivalents and investments, an increase of $2.7 million from the end of 2011, which primarily relates to the growth in sales offset by the $20.0 million stock repurchase program authorized April, 25, 2012. Future repurchases of our common stock may take place from time to time on the open market, will be financed with available cash and are subject to market and business conditions.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Nine Months Ended Sept 30,
	2012	2011
Net cash provided by operating activities	$23,258	$14,637
Net cash provided by (used in) investing activities	677	(7,813)
Net cash used in financing activities	(19,265)	(24,845)

Operating activities

Net cash provided by operating activities in the first nine months of 2012 of $23.3 million consists of $10.9 million in net income, the add-back of non-cash income statement items totaling $8.9 million and a $3.4 million net change in operating assets (net of operating liabilities). Included in the non-cash items are $5.1 million in depreciation expense, $2.9 million in deferred income tax expense and $2.2 million in stock-based compensation expense. These additions were partially offset by a reduction to operating cash flows of $2.2 million for the reversal of the litigation judgment expense. The most significant changes in operating assets and liabilities for the current nine-month period include inflows of $2.9 million and $2.6 million related to increases in accounts payable and other accrued liabilities and deferred revenue, respectively. These impacts were partially offset by an increase in accounts receivable of $2.6 million. These fluctuations in operating assets and liabilities were primarily driven by increased sales.

Net cash provided by operating activities in the first nine months of 2011 of $14.6 million was primarily driven by pre-tax loss for the period adjusted for the add-back of non-cash expenses including stock-based compensation expense of $2.5 million, depreciation and amortization expense of $6.1 million, asset impairment charges of $1.4 million, a loss on write down / disposal of fixed assets of $0.8 million, and a $3.3 million litigation judgment accrual. Additionally, changes in operating assets (net of operating liabilities) included a $1.0 million reduction in accounts receivable due to timing of collections, and a $1.2 million reduction in inventory as we actively worked to reduce the levels of raw material and finished goods on hand during the 2011 period and a $1.0 million increase in accounts payables and accruals. These changes were partially offset by an increase in prepaid assets driven by payment of our annual liability insurance premium, while deferred revenue decreased by $0.3 million as the rate of extended warranty purchases has decreased.

Investing activities

Net cash provided by investing activities was $0.7 million in the first nine months of 2012, which consists of a $1.2 million outflow for the acquisition of property, equipment and intangible assets and $1.9 million in net proceeds from the maturity of short-term investments.

We used $7.8 million for investing activities in the first nine months of 2011, comprised principally of $6.5 million for the net purchase of short-term investments and $1.5 million for the acquisition of various production and computer equipment and intangible assets.

Financing activities

During the first nine months of 2012, net cash used by financing activities was approximately $19.3 million which consisted of $20.0 million used to repurchase the Company’s common stock offset by $0.7 million in proceeds from stock options exercised.

During the first nine months of 2011, net cash used by financing activities was $24.8 million primarily attributable to the repurchase of Company common stock during 2011.

Liquidity and Capital Resources

Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. We believe funds generated from our expected results of operations, as well as available cash and cash equivalents, will be sufficient to finance our operations and strategic initiatives for 2012 and 2013. In addition, our $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. The line is secured by our accounts receivable and inventory, and bears interest at varying rates currently LIBOR plus 1.5% to prime. As of September 30, 2012, we had letters of credit outstanding of $0.6 million. The net amount available for borrowing after taking into effect the letters of credit is $9.4 million. The facility matures on June 30, 2014. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.

At September 30, 2012 and December 31, 2011, there were no borrowings under the line. Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed coverage charge ratio can be no less than 1.25:1, based upon a trailing twelve-month period. During 2011, we violated its covenants as a result of a $5.7 million non-cash charge as of December 31, 2011. The violation was resolved as of December 31, 2011 and a waiver that provided relief to effectively exclude the $5.7 million charge discussed above when calculating the covenants in the future. At September 30, 2012, our tangible net worth ratio was 0.35:1 and its fixed charge coverage ratio was 2.64:1. Accordingly, we were in compliance with those covenants.

Based on our strong balance sheet and the fact that we had no outstanding debt at September 30, 2012, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of September 30, 2012 or December 31, 2011.

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

Product Warranties

We warrant our law enforcement ECDs from manufacturing defects on a limited basis for a period of one year after purchase and thereafter will replace any defective TASER unit for a fee. The AXON Tactical Computer, the Com Hub user interface, Synapse Evidence Transfer Manager (“ETM”), and Headcam are warranted for one year. Until September 1, 2012 the TASER C2 was warranted for a period of 90 days after purchase. As of September 1, 2012 the TASER C2 is warranted for a period of one year after purchase. Estimated costs for our standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. We estimate future warranty costs based on historical data related to returns and warranty costs on a quarterly basis and apply this rate to current product sales. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. The accrued warranty liability expense is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of September 30, 2012 and December 31, 2011, our reserve for warranty returns was approximately $0.4 million.

Revenue related to separately priced extended warranties is recorded as deferred income and subsequently recognized in net sales on a straight-line basis over the delivery period. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.

Inventory

Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities and a determination of what costs are considered to be abnormal fixed production costs, which are expensed as current period charges. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory decreased slightly to $4.2 million at September 30, 2012, compared to $4.4 million at December 31, 2011.

During the fourth quarter of 2011, the Company recognized excess inventory charges specific to two of its product lines totaling $3.7 million. The success of the new TASER X2 led the Company to conclude that it will not sell through its TASER X3 inventories even though the Company will continue to sell and support the TASER X3 product line as part of its ECD segment. These factors resulted in an excess inventory charge of $1.7 million. Similarly, with the launch of the Company’s new AXON Flex system for our Video segment, the Company concluded it will not sell through first generation AXON inventory. These factors resulted in an excess inventory charge of $2.0 million. In the event that actual excess, obsolete or slow-moving inventories differ from estimates, future changes to inventory reserves may be necessary.

Accounts Receivable

Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. This allowance represents our best estimate and is based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. Our allowance for doubtful accounts was $0.3 million and $0.5 million at September 30, 2012 and December 31, 2011, respectively. In the event that actual uncollectible amounts differ from these estimates, changes in allowances for doubtful accounts might become necessary.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $6.8 million in tax credits for Federal, Arizona and California income tax purposes related to the 2003 through 2011 tax years, net of the federal benefit on the Arizona and California research and development tax credits. Management determined that it was more likely than not that the full benefit of the Arizona research and development tax credit would not be sustained on examination and accordingly, has established a cumulative liability for unrecognized tax benefits of $2.1 million as of September 30, 2012. In addition, the Company established a $0.1 million liability related to uncertain tax positions for certain state income tax liabilities, for a total unrecognized tax benefit of $2.2 million. As of September 30, 2012, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $2.2 million be recognized, the Company’s effective tax rate would be favorably impacted. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

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

In preparing the Company’s condensed consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Management has determined that it is more likely than not that future sales and profitability will allow for the utilization of the deferred tax assets, with the exception of Arizona R&D credits discussed above. Management determined that as of December 31, 2011, a valuation allowance of $1.4 million was necessary for the Arizona R&D credit carry forward as management concluded that it is not more likely than not that all of the R&D credit carry forward amounts will be realized before it fully expires in 15 years. Management is monitoring this position and will re-evaluate as the trend of positive evidence continues. However, the deferred tax asset could be further reduced or the valuation allowance could be changed in the near-term if estimates of future taxable income during the carry forward period change.

Stock-based Compensation

Stock-based compensation expense for restricted stock units is measured based upon the closing fair market value of the Company’s common stock on the date of grant. For stock options, we estimate the fair value of our stock-based compensation by using the Black-Scholes-Merton option pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (“forfeitures”). As part of our stock-based compensation strategy, we have granted a total of 950,800 performance-based stock options and approximately 180,000 performance-restricted stock units, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance. These options will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on our statements of operations. Refer to Note 7 to our unaudited condensed consolidated financial statements for further discussion of how we determine our valuation assumptions.

Contingencies

We are subject to the possibility of various loss contingencies, including product-related litigation, arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Refer to Note 9 to our unaudited condensed consolidated financial statements for further discussion.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We invest in a limited number of financial instruments, consisting principally of investments in money market accounts, commercial paper and debt securities with a typical long-term debt rating of “AA” or better by any nationally recognized statistical rating organization, denominated in United States dollars. All of our cash equivalents and short term investments are treated as “held-to-maturity”. Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. As of September 30, 2012, we estimate that a 10 basis point increase or decrease in interest rates would result in a change in the fair market value of these instruments of less than $0.1 million and would result in a change in annual interest income of less than $0.1 million.

Additionally, we have access to a $10.0 million line of credit borrowing facility after consideration of any letters of credit which bears interest at varying rates, currently at LIBOR plus 1.5% to prime. At September 30, 2012, there was no amount outstanding, under the line of credit. We have not borrowed any funds under the line of credit since its inception; however, should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate or limited based on the outstanding letters of credit.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 25, 2012, TASER’s Board of Directors authorized a stock repurchase program to acquire up to $20.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. This program was announced on April 26, 2012 and does not have a termination date. During the three months ended June 30, 2012, we purchased 3,113,806 common shares under this program for a total cost of $16.1 million, or a weighted average cost of $5.18 per share. During the three months ended September 30, 2012, we purchased 693,800 common shares under this program for a total cost of $3.9 million, or a weighted average cost of $5.53 per share. The buyback was completed as of August 13, 2012. The table below sets forth information regarding repurchases of our common stock by us during the three months ended September 30, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 2012	—	$—	—	$3,861,449
August 2012	693,800	5.56	693,800	4,050
September 2012	—	—	—	4,050

Total	693,800	$5.56	693,800

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

TASER International, Inc.

Date: November 9, 2012	/s/ Patrick W. Smith
Patrick W. Smith
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2012	/s/ Daniel M. Behrendt
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