Form 10-K/A
period 2011-12-31
TASER INTERNATIONAL INC
filed 2012-11-15
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-16391

TASER International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-0741227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17800 North 85th Street	85255
Scottsdale, Arizona	(Zip Code)
(Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the last sales price of the issuer’s common stock on June 30, 2011, as reported by NASDAQ, was $264,945,572

The number of shares of the registrant’s common stock outstanding as of March 1, 2012 was 65,253,641.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement prepared and filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011 are incorporated by reference into Part III of this Form 10-K.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of TASER International, Inc. (the “Company”) for the year ended December 31, 2011, originally filed with the Securities Exchange Commission (the “SEC”) on March 13, 2012.

The Company is filing Amendment No. 1 to replace Exhibit 32 – Certification Pursuant to 18. U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Exhibit 32”). In the original filing there was a typographical error within Exhibit 32 which indicated the Chief Executive Officer and the Chief Financial Officer were certifying the Annual Report on Form 10-K of the Company for the year ending December 31, 2010. The intent of Exhibit 32 was to certify the Annual Report on Form 10-K of the Company for the year ending December 31, 2011, not December 31, 2010. As such, the Company is filing this Amendment No. 1 solely to correct the dates in Exhibit 32 and Amendment No. 1 does not amend any other information set forth in the original filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to December 31, 2011.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this amended report:

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

3.3	Certificate of Amendment to Certificate of Incorporation dated September 1, 2004 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB, filed March 31, 2005)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

10.1*	Executive Employment Agreement with Patrick W. Smith, dated July 1, 1998 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.2*	Executive Employment Agreement with Thomas P. Smith, dated November 15, 2000 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.3*	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.4*	Form of Indemnification Agreement between the Company and its officers (incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.5*	1999 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

10.6*	2001 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

10.7	Form of Sales Representative Agreement with respect to services by and between the Company and Sales Representatives (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 18, 2002)

10.8*	Executive Employment Agreement with Douglas E. Klint, dated December 15, 2002 (incorporated by referenced to Exhibit 10.17 to the Annual Report on Form 10-KSB, filed March 14, 2003)

10.9	Credit Agreement dated June 22, 2004, between the Company and Bank One (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB, filed March 31, 2005)

10.10	Amendment to Credit Agreement dated as of October 31, 2006 between the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.17 to Form 8-K, filed November 6, 2006)

10.11*	Executive Employment Agreement with Daniel Behrendt, dated April 28, 2004 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB, filed March 31, 2005)

10.12*	2004 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 31, 2005)

10.13*	2004 Outside Director Stock Option Plan, as amended (incorporated by reference to exhibit 10.16 to the Annual Report on Form 10-KSB, filed March 31, 2005)

10.14*	2009 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2009 Proxy Statement, filed April 15, 2009)

10.15	Agreement with Automation Tooling Systems Inc. for purchase of equipment (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q, filed August 9, 2007)

10.16*	Executive Employment Agreement with Steven Mercier, dated February 11, 2008 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K, filed February 29, 2008)

10.17*	Executive Employment Agreement with Jas Dhillon, dated August 1, 2008 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K, filed March 16, 2009)

10.18	Agreement with William D. Kennedy, WDK Enterprises, LLC and RouteCloud, LLC, dated November 2, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed November 8, 2010)

10.19	Amendment to Credit Agreement dated as of June 23, 2011 between the Company and JP Morgan Chase Bank, N.A (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed August, 8, 2011)

14.1	Code of Business Conduct and Ethics, as adopted by the Company’s Board of Directors (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB, filed March 31, 2005)

21.1**	List of Subsidiaries

23.1**	Consent of Grant Thornton, LLP, independent registered public accounting firm

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.0	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement
**	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.

Date: November 15, 2012
	By:	/s/ PATRICK W. SMITH
Chief Executive Officer
Date: November 15, 2012
	By:	/s/ DANIEL M. BEHRENDT
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK W. SMITH Patrick W. Smith	Director	November 15, 2012

* Matthew R. McBrady	Director	November 15, 2012

* Hadi Partovi	Director	November 15, 2012

* Judy Martz	Director	November 15, 2012

* Mark W. Kroll	Director	November 15, 2012

* Michael Garnreiter	Director	November 15, 2012

* John S. Caldwell	Director	November 15, 2012

* Richard H. Carmona	Director	November 15, 2012

*By:	/s/ PATRICK W. SMITH
Patrick W. Smith Attorney-in-fact

5