Form 10-K
period 2012-12-31
TASER INTERNATIONAL INC
filed 2013-03-08
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the last sales price of the issuer’s common stock on June 29, 2012, which was the last business day of the registrant’s most recently completed second fiscal quarter, as reported by NASDAQ, was $283,504,860

The number of shares of the registrant’s common stock outstanding as of Feb 28, 2013 was 52,852,256.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement to be prepared and filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012 are incorporated by reference into Part III of this Form 10-K.

TASER INTERNATIONAL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

PART I

The statements contained in this report that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things:

•	our intentions about future development efforts and activities, including our intentions to invest in research and development as well as the development of new and enhanced features for our existing product lines;

•	timing and expectations relating to new product and service introductions;

•	our need and willingness of customers to upgrade and replace existing conducted electrical weapons (“CEW”) units;

•	our intention to increase our investment in the development of sales in the international market, federal, military, corrections, private security and private citizen self-defense markets, as well as further penetrate the law enforcement market;

•	that sales to private citizens will be a steady contributor to our business in 2013;

•	our intentions concerning, and the effectiveness of, our ongoing marketing efforts through web activities, trial programs, public relations and law enforcement trade shows;

•	the benefits of our CEW products compared to other lethal and less-lethal alternatives;

•

our belief that AXON Flex™ and EVIDENCE.COM™ are well positioned to save agencies money and time and that we will experience an increasing volume of AXON Flex and EVIDENCE.COM trial and evaluations in 2013;

•	our insulation from competition and our competitive advantage;

•	estimates regarding the size of our target markets and our competitive position in existing markets;

•	the availability of alternative materials and components suppliers;

•	the benefits of the automation of our production process;

•	the sufficiency and availability of our liquid assets and capital resources, including financing to: fund new and maintain existing facilities and manufacturing equipment, for research and development and for future investments in markets and products;

•	our financing and growth strategies, including: our decision not to pay dividends, potential joint ventures, mergers and acquisitions, stock repurchases and hedging activities;

•	the safety of our products;

•	our litigation strategy and the importance of favorable verdicts; including the outcome of legal proceedings in which we are currently involved;

•	our ability to maintain secure and consistent customer data access and storage, including the use of third party data storage providers, and the impact of a loss of customer data, a breach of security or an extended outage;

•	our ability to attract and retain the qualified professional services necessary to implement and maintain our video services business, both through employment and through other partnership arrangements;

•	the impact of recently adopted and future accounting standards; and

•	critical accounting estimates; including expectations about future vesting of performance-based stock awards and stock option exercises, our intention to hold investments to maturity, as well as the timing and ultimate resolution of unrecognized tax benefits and liabilities.

These statements are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include, but are not limited to, those factors detailed in ITEM 1A of this annual report entitled “Risk Factors.” The risks included in the foregoing list are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. New risk factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the impact of all such risk factors or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to expectations over time.

TASER International, Inc. owns the following trademarks: ADVANCED TASER, CHECKLOK, TASER, XREP, C2, X2, X3, the bolt on West Hemisphere logo, the bolt on ball logo, the bolt on circle logo, and the bolt within circle logo, all registered in the United States. All other trademarks and service marks including M18, M26, X26, X26C, X26P, AXON, AXON Flex, EVIDENCE.COM, Shockwave, TASER CAM and designs belong to TASER International, Inc., except as expressly indicated as belonging to another.

Item 1. Business

Overview

TASER International, Inc.’s (the “Company” or “TASER” or “we” or “our”) core mission is to protect life and to protect truth through technologies that make communities safer. We are the market leader in the development, manufacture and sale of conducted electrical weapons (“CEWs”) designed for use in law enforcement, military, corrections, private security and personal defense. Since our inception in 1993, we have remained committed to providing solutions to violent confrontation by developing devices with proprietary technology to incapacitate dangerous, combative, or high-risk subjects who pose a risk to law enforcement officers, innocent citizens, or themselves in a manner that is generally recognized as a safer alternative to other uses of force. More recently, to address challenges faced by law enforcement officers subsequent to post-incident, we have developed a fully integrated hardware and software solution to provide our law enforcement customers the capabilities to capture, store, manage, share and analyze video and other digital evidence.

TASER CEW solutions deliver significant results to our customers and to communities in which they are deployed. To date, there are more than 400 TASER CEW medical and academic studies, abstracts, and other research documents. Just as importantly, there are eight published independent epidemiological studies covering a total of 48,228 subjects. The 2008 Eastman study found that 5.4% of CEWs use “clearly prevented the use of lethal force by police.” The largest epidemiological study was the 2009 MacDonald study of 24,380 uses of force. In addition, the papers of Taylor (13,983 subjects), Mesloh (4,303 subjects), Mumola (2,686 subjects), Smith (1,645 subjects), Bozeman (1,201 subjects), Butler (562 subjects), and White (243 subjects) show a significant reduction in both officer and suspect injuries with TASER CEW usage. Further, most reporting agencies demonstrate overall decreases in use of force and decreases in suspect and officer injuries resulting from conflict. Reducing uses of force and gaining compliance of the suspect by use of a TASER CEW has provided significant reductions in worker’s compensation expenses and claims for excessive use of force for law enforcement agencies, and ultimately taxpayers.

Our mission to protect life has also been extended to protect truth. We have learned that bringing a subject into custody is not the end of the challenge for law enforcement. In fact, it is typically just the beginning since a significant number of incidents that start as a physical conflict transition into a legal conflict. Whether it is prosecuting and convicting the individual arrested, or responding to excessive use of force allegations, the post-incident legal process is a considerable part of the challenge that law enforcement faces on a continual basis and can often take years and millions of litigation dollars to resolve in the courtroom. Finally, the optimum situation is to prevent the conflict from ever escalating. TASER CEWs and AXON on-officer video have a measured and positive effect on better suspect and officer behavior as well as achieving compliance without escalation of force.

Central to our strategy, we conduct research and develop advanced technologies for both the creation of new, and the enhancement of existing hardware and software products and services. We believe that delivering breakthrough innovation and high-value solutions through our various product platforms is the key to delivering compelling value propositions to meet our customers’ needs and to drive our future growth. We place the highest level of importance on the safety and appropriate use of our products and have established industry leading training services to provide our users a comprehensive overview of the legal, policy, medical and risk mitigation issues relating to our CEWs and the use of force. Our products are sold through a network of distribution channels we developed for selling and marketing our products and services to law enforcement agencies, primarily in North America, with continuing focus and effort placed on expanding these programs in international, military and other markets. To facilitate sales and provide customer service to our European customers, we established TASER International Europe SE, a wholly owned subsidiary, in 2009.

Segments:

In the fourth quarter of 2011, the investment in the AXON portion of the video business began to be reviewed and analyzed by our CEO, who is our Chief Operating Decision Maker (“CODM”), as a stand-alone operation, whereas in prior years the business primarily consisted of research and development in anticipation of eventual product launch. Our CODM determined that understanding the contribution and profitability of the video business was important to his management of the entire enterprise. As such, the Company’s operations are now comprised of two reportable segments, the sale of CEWs, accessories and other products and services (the “CEW segment”) and the video business, which includes the TASER Cam, AXON Video products and EVIDENCE.COM (the “Video segment”). Within the Video segment, the Company includes only revenues and costs directly attributable to that segment which include: costs of sales for both products and services, direct labor, selling expense for the Video segment sales team, Video segment product management expenses, Video segment trade shows and related expenses, and research and development for products included in the Video segment. All other costs are included in the CEW segment. Further information about our reportable segments and sales by geographic region is included in Footnotes 1(p) and 15 of the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

CEW Products

We make CEWs that use our proprietary Neuro Muscular Incapacitation (“NMI”) effects for two main types of market segments: (i) the law enforcement, military, corrections and professional security markets; and (ii) the consumer market. Our products use a replaceable cartridge containing compressed nitrogen to deploy and propel two small probes that are attached to the CEW by insulated conductive wires with lengths ranging from 15 to 35 feet. Our CEWs transmit electrical pulses along the wires and into the body affecting the sensory and motor functions of the peripheral nervous system. The electric current can penetrate up to two cumulative inches of clothing or approximately one inch per probe. The basic design is to provide incapacitating effects that last in cycles of five seconds for our law enforcement, military and corrections products and up to thirty seconds for our consumer market models. This effect can be extended, if necessary, by the operator.

The benefits of using CEWs in the field have been undeniable and powerful. By some studies, TASER CEWs have prevented death or serious injury more than 100,000 times from the first deployment in 2000 to the end of 2012. In addition to protecting life, the use of these devices instead of other force options has substantially reduced injuries for suspects and officers with substantial liability and workers’ compensation savings to government agencies around the world.

Law Enforcement, Military, Corrections and Professional Security Products

For the law enforcement, military, corrections and professional security markets, we primarily manufacture four hand-held CEW product lines and have also incorporated our technology into several other product line extensions. Certain of these products are also sold into the consumer market. Consumer sales are not included in the table below.

		Sales (in millions)			% of Net Sales
CEW Product	Year Introduced	2012	2011	2010	2012	2011	2010
TASER X2	2011	$25.8	$8.1	N/A	23%	9%	N/A
TASER X3	2009	0.3	0.3	2.3	*	*	3%
TASER X26	2003	35.2	36.6	40.8	31%	41%	47%
TASER M26	1999	0.5	2.4	2.2	*	3%	3%

*	less than 1% of net sales

•

TASER® X2™ —Simple to use CEW similar in size to the X26. Features a second shot for instant miss recovery, dual lasers for improved accuracy, a power magazine with more than 500 firings, enhanced data port logs and has the ability to display a warning arc. Integrates with EVIDENCE.COM.

•	TASER® X3® —A multi-shot CEW that can engage three separate targets, displays warning arcs, delivers a calibrated NMI pulse for safety and enhanced data port logs.

•	TASER® X26™ —CEW which concentrates a small portion of energy to penetrate any barriers while the majority of the energy flows into the target freely.

•	TASER® M26™ —First TASER CEW featuring the NMI capability (discontinued sales with North American law enforcement in 2011).

In addition to the products mentioned above, we introduced the TASER® X26P™ in January 2013. The single-shot X26P uses the same standard cartridge as the X26 and includes new enhancements and safety features that integrate core elements of the smart weapon platform from the X2. We expect the X26P to offer an additional alternative to those customers seeking an initial purchase, as well as to upgrade or expand their current deployment of CEWs.

CEW Product Line Extensions

In addition to our primary CEWs, we have developed more innovative methods to deploy our proprietary NMI technology, increasing the capabilities of our systems and extending the range at which they can be deployed. Our product line extensions include the TASER® eXtended Range Electronic Projectile (“XREP™”) and the TASER® Shockwave™ security system. The XREP is a self-contained, wireless (non-tethered) CEW that deploys from a 12-gauge pump-action shotgun. It delivers an impact distraction to the suspect and a similar NMI bio-effect as our X26 handheld CEW, but can be delivered to a maximum effective range of 100 feet. The TASER® Shockwave™ security system allows for both increased safety and stand-off capability during hostile situations through the use of our NMI technology. It is a manually activated TASER security system that simultaneously fires six TASER cartridges to saturate a 20-degree arc with 25-foot TASER cartridges. The Shockwave is designed as a fully modular system, allowing the end user complete flexibility to deploy as needed.

Consumer Products

Our primary consumer product for the personal defense market is the TASER® C2™ CEW, which we introduced in 2007. This device is a compact system that provides the same proven NMI effectiveness as our market leading law enforcement CEWs but in a less intimidating, more compact form factor and at a price point more attractive to private citizens. While the C2 CEW is our primary product for the consumer market, we have developed consumer versions of the M26, X26 and X3 CEWs. Our total consumer products accounted for $4.6 million, $4.6 million and $4.8 million in the years ended December 31, 2012, 2011, and 2010, respectively, which translates to 4%, 5%, and 6% of net sales, respectively.

Cartridges

We manufacture multiple cartridge types for varying ranges and purposes. Types of cartridges include, among others, standard cartridges, Smart™ cartridges and training cartridges. Smart cartridges communicate with the fire control system within the TASER X2 and X3 indicating the type of cartridge loaded in each bay and its deployment status. Standard cartridges are designed for use within both the M26 and X26 CEW systems with unique variations for warm and cold climates, training scenarios, and tactical situations. Training cartridges contain non-conductive wiring, which allows law enforcement, military, and corrections trainers to use the cartridge during training role-playing scenarios. In addition, cartridges may have varying probe sizes, which affect the penetration of clothing.

All of our cartridges, with the exception of the training cartridge, contain numerous colored, confetti-like tags bearing the cartridge’s serial number. These tags, referred to as Anti-Felon Identification tags (“AFIDs”) are scattered when one of our cartridges is deployed. We require sellers of our products to participate in the AFID program by registering buyers of our cartridges. In many cases, we can use AFIDs to identify the registered owner of cartridges deployed. AFIDs provide an additional level of accountability when using TASER CEW devices.

Individual cartridge sales accounted for approximately $32.8 million, $25.4 million and $22.0 million, or approximately 29%, 28% and 25%, of our net sales for the years ended December 31, 2012, 2011 and 2010, respectively.

Other Accessories

Other accessories include, among other items:

•	a modified battery that shuts down the high voltage output of the CEW after five seconds and contains a built in speaker alerting the user to the impending shut down; and

•	a modified battery source that features a disabling safety key and wrist strap lanyard designed to secure the device to the officer and is intended to disable the CEW should it be separated from the officer or other peacekeeper.

Video Products

With greater than $2.0 billion in annual cost to United States taxpayers for payment of law enforcement frivolous and sustained complaints alone, and many years of research by the International Association of Chiefs of Police and other law enforcement organizations on the benefits of video, our video products are well positioned to save law enforcement agencies money and time. Our products significantly reduce liability risk for individual police officers and for law enforcement agencies by capturing the ‘truth’ of what actually happened in an incident. In addition, through both the capture and storage of digital evidence, our video products work on a stand-alone basis, or seamlessly integrated together, to automate key workflows and improve officer efficiency by reducing report documentation workload while increasing accuracy and accountability.

AXON and EVIDENCE.COM

Since 2008, we have devoted significant resources to the design and development of the TASER AXON camera system and EVIDENCE.COM, our end-to-end on-officer video and digital evidence management solution. The TASER AXON system utilizes advanced audio-video record and capture devices worn by first responders to record video of critical incidents from the visual perspective of the officer. TASER AXON is a breakthrough video system that improves transparency between law enforcement agencies and their communities, while protecting officers from meritless claims.

EVIDENCE.COM is a digital evidence management system and warehouse, offering digital evidence management, sharing, analysis and storage in a highly secure, easily accessible environment. The service is designed to allow an agency to manage all of its digital evidence in one place, and accommodates video from many sources, including TASER products, digital pictures, fixed cameras, interview rooms, and more. EVIDENCE.COM automates key workflows from evidence collection to review, eliminating expensive and manual steps in the production and movement of evidence among law enforcement and legal professionals. Evidence is generally transferred to EVIDENCE.COM from AXON products using an Evidence Transfer Manager (“ETM”), also sold by TASER.

In response to market feedback, the current generation of the AXON camera system, AXON Flex, was introduced in May of 2012. AXON Flex provides complete flexibility in how an officer chooses to wear the device, including an option to deploy as an attachment to Oakley Flak Jacket eyewear. AXON Flex also provides the option for officers to use Android or iOS devices to review and tag video evidence, streamlining the evidence transfer process. AXON Flex has followed the same market-driven development methodology used for X2 and has had significant interest from many agencies around the world. Thousands of law enforcement officers assisted in the development of AXON Flex, we believe making it the most customer-driven officer worn camera solution ever produced.

With the launch of the AXON Flex camera system in 2012, growth accelerated for AXON and EVIDENCE.COM. In our first full year sales cycle of the AXON Flex camera system in 2012, we closed the year with approximately $3.8 million in bookings, about 44.1% of which occurred in the fourth quarter of 2012. The orders are comprised primarily of AXON Flex cameras, ETMs, camera mounting options and EVIDENCE.COM subscriptions. We consider bookings to be a statistical measure defined as the sales price of orders placed in the relevant time period. Bookings are an indication of the activity the Company is seeing relative to AXON Flex and EVIDENCE.COM. The Company has deliverables to meet, prior to recognizing revenue related to many of the orders. These statistics represent orders and not invoiced sales. Once invoiced, the revenue related to EVIDENCE.COM is recognized over the requisite service period of one to five years. Please reference our revenue recognition policies in this filing for further information. In 2011, we provided agencies that purchased the first generation of AXON in the fourth quarter of 2011 with the option to upgrade to AXON Flex when it became available in 2012. In 2012, the Company elected to upgrade all the first generation AXON Pro units in the field to the AXON Flex system in order to limit the support required on the first generation products, and to provide a better customer experience.

Product Warranties

We offer a one year limited warranty on the TASER X2, X3, X26, X26P, M26, AXON Flex, ETM, and TASER Cam devices. After the standard warranty expires, if the device fails to operate properly for any reason, we will replace the device for a fee which covers the handling and repair costs and includes a profit. We believe this policy is attractive to our law enforcement, military and corrections agency customers.

The Company also offers customers the right to purchase extended warranties, which provide additional coverage beyond the limited warranty, ranging from one to five years, offered at specified fees. The sale of extended warranties avoids disputes regarding the source or cause of any defect. At December 31, 2012, 2011 and 2010, revenue of $10.8 million, $7.2 million and $7.5 million was deferred under this program, respectively.

Until September 1, 2012, the TASER C2 was warranted for a period of 90 days after purchase. As of September 1, 2012 the TASER C2 and X26C are warranted for a period of one year after purchase. Our consumer CEWs are generally designed to disable an attacker for up to 30 seconds. We encourage private citizens to leave the units and flee after firing them. As a result, we provide free replacement units to private citizens who follow this suggested procedure. To qualify for the replacement unit, users must file a police report that describes the incident and confirms the use of the CEW.

Markets

Law Enforcement and Corrections

Our primary target market for both our CEW and Video products is federal, state and local law enforcement agencies in the United States and throughout the world. In the law enforcement market, more than 16,000 law enforcement agencies in more than 100 countries have made initial purchases of our TASER brand devices for testing or deployment.

We continue to educate correctional facility personnel, as well as parole and probation field officers, regarding the benefits of using TASER brand products. We have developed training programs and command staff demonstrations specific to the corrections market and we attend corrections tradeshows and conferences to expand our outreach in that market. Our TASER devices are deployed in county correctional facilities such as those operated by the Los Angeles Custody Division (CA) and the Maricopa County Sheriff’s Office (AZ). State correctional agencies deploying TASER devices include Arizona, Arkansas, Colorado, Kentucky, Louisiana, Montana, Nevada, North Dakota, Oregon, Tennessee, Utah, Washington and Wisconsin.

Military Forces, United States and Foreign Allies

TASER CEW devices continue to be deployed in support of key strategic military operations in locations around the world. We continue our focus initiative on supporting our military customers. The former head of the Military Joint Non-Lethal Weapons Directorate is our Vice President of Government and Military Programs, and we meet quarterly with our Senior Executive Advisory Board, comprised of a team of professionals with extensive military, homeland defense and law enforcement experience, with the purpose of advising on business models in support of federal law enforcement and military users. Our federal programs business group has concentrated on supporting military and other federal use of our existing products as well as developing new technology through government funded research and development.

Private Security

We continue to pursue opportunities for sales of TASER CEW devices in private security markets; however, we have made limited sales to date. Private security officers represent a broad range of individuals, including contract security patrol, healthcare, gaming, retail security employees and many others. Similar to our other emerging markets, we have developed training programs and demonstrations specific to the industry by meeting with several large corporate and private patrol security companies to discover their unique needs. We also attend several private security tradeshows, conferences and industry association meetings to generate a presence in this market space.

Private Citizen / Personal Protection

Our primary consumer product for personal defense is the TASER C2 personal protection device, a CEW specifically designed for the private citizen market. We have also developed consumer versions of the X26, X3 and M26 CEWs. While it has been a challenge generating product traction in a difficult economic climate for consumers, we believe private citizen sales will continue to be a steady contributor to our business in 2013 as a result of various distribution relationships and marketing strategies we have put in place to continue to promote awareness of the TASER C2 in the consumer market.

Sales and Marketing

Law enforcement, federal/military, corrections and security agencies represent our primary target markets. In each of these markets, the decision to purchase TASER CEWs is normally made by a group of people, including the agency head, the agency’s training staff and agency weapons experts. Depending on the size and cost of the device deployment and local procurement rules and customs, the decision may involve political decision-makers such as city council members or the federal government. The decision-making process can take as little as a few weeks or as long as several years. Although we have focused on three primary markets, we have been able to expand our customer base to thousands of end users within these markets. We currently have a presence in more than 16,000 law enforcement agencies.

We have used multiple types of media to communicate the benefits of acquiring and deploying our products. These campaigns have included the development of on-line educational campaigns geared toward law enforcement leaders in the community, web and print advertisements in law enforcement publications, the use of more than 2,600 training classes conducted around the world, and more recently, in the case of the TASER X2 and X26P, an integrated online media launch including trade-in programs on used TASER devices. We also target key regional and national law enforcement trade shows where we can demonstrate our products to leading departments. In 2012, we attended and exhibited at many of the major regional, national and international law enforcement trade shows. We also held our annual TASER Conference as part of our certified master instructor school, the continued focus of which was to train the officers in the use of all of the latest CEWs and other new products.

In 2011, TASER launched its corporate website to deliver more benefit-driven messages and to drive follow up by TASER or one of our distribution partners. The new website improved TASER search engine optimization and lead capture and has led to improvements in website visits and time on the site. We also launched our first foreign-language sites for non-English speakers around the world, including French, Portuguese, German and Spanish, with the same goals to provide information and education on our products and services in a local language. We plan to continue investment in web activities (search, advertising and social media), public relations and law enforcement trade shows and conferences in 2013, as it provides us the ability to market our products to our target audience. We believe these types of activities accelerate penetration of our TASER product lines in each market, which should lead to increased visibility in both the private security and private citizen markets and reinforce the value of these devices for self-defense.

United States Distribution

The Company sells directly to law enforcement agencies in the United States as well as through a distribution network. In addition, we have one military and federal government contracting distributor. These distributors were selected based upon their reputation within their respective industries, their contacts and their distribution network. Our regional sales managers work closely with the distributors in their territory to inform and educate the law enforcement communities. We continue to monitor our law enforcement distributors closely to help ensure that our service standards are achieved. We also reserve the right to take any large agency order directly to secure the agency’s account balance with us.

Sales in the private citizen market are primarily made through our commercial distributors and our website. We have implemented a variety of marketing initiatives to support sales of the TASER C2 personal protection device, with a focus on web, public relations and consumer trade shows. We have consulted with professional digital media and public relations professionals to assist us in media and press events, and editorial placements along with attending numerous tradeshows specifically to target the consumer market. We continue to sell all other TASER citizen devices and products through internet sales and our established commercial distributors.

International Distribution

We market and distribute our products to foreign markets primarily through a network of distributors. For geographical and cultural reasons, our distributors usually have a territory defined by their country’s borders. These distributors market both our law enforcement, military, and corrections products, and our consumer products where allowed by law.

Our distributors work with local law enforcement, military and corrections agencies in the same manner as our domestic market distributors. For example, they perform demonstrations, attend industry tradeshows, maintain country specific websites, engage in print advertising and arrange training classes.

Training Programs

Most law enforcement, military, security and corrections agencies will not purchase new weapons until a training program is in place to instruct and certify personnel in their proper use. TASER maintains a robust training program and conducts a variety of classes valuable to the users of our products. We employ one staff instructor who is a full-time employee responsible for coordinating course delivery and development. We also employ a Director of Training Operations who oversees the day-to-day operation of the department, coordinates major training events, assists with course development and delivery, and supervises the clerical staff. Attendance at our courses generally requires a fee which varies depending upon course content. For the years ended December 31, 2012 and 2011 training revenue was $2.2 million and $2.1 million, respectively.

To coordinate the growing demands of our training programs, we created a Training Advisory Board. This board annually reviews the qualifications of the master instructors, and provides retraining or certification as required. In addition, the Training Advisory Board oversees the trainers and curriculum to ensure that new information is properly communicated and implemented. We also created the designation of Senior Master Instructor whose primary duties are to perform quality control checks on Master Instructors during instructor courses and to help instruct at the Master Instructor School. As of December 31, 2012, 29 experienced individuals hold the designation of Senior Master Instructors based on their exemplary performance as Master Instructors.

CEW Courses Offered:

•	Instructor Training: An approximately 20 hour class that certifies law enforcement, military, corrections and security agency trainers as Instructors in the use of TASER CEWs.

•	Master Instructor School: Attendees that successfully complete this course become certified as Master Instructors. Master Instructors are independent professional trainers, serve as local area TASER experts, and assist in conducting TASER demonstrations at other police departments within their regions. As of December 31, 2012, 521 individuals hold current certifications as Master Instructors.

•	TASER Technician Training: The purpose of this course is to train agencies on the proper care and preventative maintenance of TASER devices.

•	Evidence Collection and Analysis (“ECA”) Course: The purpose of this course is to train those who are responsible for investigating crime scenes and use of force events.

•	TASER Use of Force, Risk Management and Legal Strategies Seminar: The purpose of this course is to educate law enforcement executives, risk managers, and legal and medical advisors on topics relevant to TASER CEWs.

•	Private Citizen Training: Customers who purchase certain consumer CEW devices receive a certificate for a one hour, one-on-one training session with a certified instructor. In 2011, we launched a new online training course for consumer instructors. This course focuses on non-law enforcement private self-defense training schools that have expressed a desire to include TASER consumer products in their courses.

Video Systems Courses Offered:

With the release of the AXON Flex on-officer audio and video recording system in 2012, we developed new courses and incorporated the AXON Flex as an integral part of all CEW Instructor and Master Instructor courses.

•	AXON Flex User and Instructor training: This training is provided to agencies that purchase AXON Flex units either for deployment or for a test and evaluation.

•	Digital Evidence Management Course: Designed to educate IT personnel and those who will be administrators of EVIDENCE.COM accounts. This course covers cloud computing, data security, best practices in on-officer video, legal issues, and set up and management of EVIDENCE.COM.

Manufacturing

We perform light manufacturing, final assembly, and final test operations at our headquarters in Scottsdale, Arizona, and own substantially all of the equipment required to develop, prototype, manufacture and assemble our finished products. This includes critical injection molds, schematics, automation equipment, test equipment and prototypes utilized by our supply chain for the production required raw materials and sub-assemblies. We have implemented lean/six sigma methodologies to optimize all direct and indirect resources within the organization, which has helped boost capacity for existing products, as well as provide flexibility to accommodate production of new TASER product introductions. We are currently operating a single production shift; however, other capacity options, including the use of multiple shifts, will be considered should we experience higher demand resulting from large orders of legacy or new product releases. We continue to maintain our ISO 9001 certification.

Our XREP product is considered a firearm due to the propellant used to launch it from a firearm. We have a Class 7 Federal Firearms license to manufacture, store and sell XREP and related products. We have previously, and may again in the future, leased facilities from a local third party who specializes in defense products and provides facilities, ensuring compliance to required firearm and dangerous good standards.

We constantly seek opportunities to invest in automated equipment for the continuous improvement of product quality and reduction of manufacturing costs. As a result, we have implemented a number of equipment initiatives including the purchase and integration of robotic equipment, computerized laboratory and medical testing equipment, machining and tooling equipment, as well as sophisticated modeling equipment for our research and development. We have a highly automated cartridge assembly line which improves both our production capacity and yields while significantly improving efficiency over what was previously a very labor-intensive manufacturing process.

In 2011, we automated the gathering of our test data. We now have the ability to review real-time test data from our in-process test equipment as well as our equipment based at suppliers. This allows us to recognize and correct processing issues before they move out of control limits, reducing rework and scrap costs, as well as improving supplier quality and internal productivity.

Supply chain management has been, and will continue to be, a focus of ours. We presently purchase completed printed circuit board assemblies and components primarily from suppliers located in the United States, along with selective strategic relationships internationally. Although we currently obtain plastic components from an outside supplier base, we own all the designs and tooling. We believe there are readily available qualified alternative suppliers in most cases who can consistently meet our needs for these components. We continue to develop and implement policies to mitigate supply chain risk and ensure continuity of supply, while maintaining efficiencies at all levels within the organization.

Competition

Law Enforcement, Corrections and Private Security Markets

Law enforcement customers partner with TASER for the long-term. The primary competitive factors in the law enforcement and corrections market include a weapon’s accuracy, effectiveness, safety, cost, ease of use and an exceptional customer experience. Stinger Systems introduced an electronic device in 2007 to compete with the TASER X26; however, they had limited success before going out of business in 2010. Stinger Systems subsequently sold its assets to Karbon Arms. We are not aware of any significant sales to date by Karbon Arms. We were granted summary judgment in a patent infringement claim against Stinger Systems and an injunction was issued against Stinger Systems in August 2010. In July of 2011, we filed a complaint against Karbon Arms, LLC for infringement of United States patent numbers 7,800,855 and 7,782,592 in United States District Court for the District of Delaware seeking damages, injunctive relief and an award of attorney’s fees. Karbon Arms filed a counter suit on July 18, 2011 alleging invalidity and non-infringement of four of TASER’s patents, tortuous interference with prospective contractual relations and for false advertising under the Lanham Act. This lawsuit is in the discovery phase and trial has been set for January 2014. We believe that our strong relationship with our customers, our large installed base of products, the significant amount of medical and safety testing already performed on our products, our world-class customer service and other support we provide to customers (legal support, product liability coverage, education, etc.) provides us with a strong competitive advantage.

We also believe our CEWs compete indirectly with a variety of other non-lethal alternatives. These alternatives include, but are not limited to, pepper spray and impact weapons sold by companies such as Defense Technology. We believe our TASER brand devices’ advanced technology, versatility, portability, effectiveness, built-in accountability systems, and low injury rate enable us to compete effectively against these other less-lethal alternatives.

Military Market

In the military markets, both in the United States and abroad, a wide variety of weapon systems are utilized to accomplish the mission at hand. CEWs have gained increased acceptance as a result of the policing role of military personnel in the conflicts in both Iraq and Afghanistan. There has also been an increased awareness of the use of non-lethal weapons as a way to preserve human intelligence. TASER CEWs give our armed forces a means to capture or immobilize targets without using lethal force. We are the only supplier providing CEWs to these military agencies. However, there is indirect competition from pepper spray and impact weapons sold by companies such as Defense Technology.

Private Citizen Market

CEWs have gained limited acceptance in the private citizen market. These devices primarily compete with guns, but also with other less lethal weapons such as chemical spray. The primary competitive factors in the private citizen market include a weapon’s cost, effectiveness, safety and ease of use. We believe the widespread adoption of our TASER devices by prominent law enforcement agencies will help us to further penetrate the private citizen market.

Video Evidence Market

As we move into the video evidence capture and management market segment, we enter a highly fragmented and competitive market amongst companies with an established presence such as the in-car video market. Continued evolution in the industry and technology shifts are creating opportunities for both established and new competitors. Key competitive factors include: product performance; product features; product quality and warranty; availability of vendor financing; company reputation and financial strength; and relationship with customers. We believe our AXON product, which places the camera directly on-officer at a much lower total cost of ownership than a traditional in-car camera, overcomes some of the inherent limitations that an in-car system brings. We believe that placing the camera on the officer creates a paradigm shift that will ultimately overtake the majority of the in-car camera market.

Our digital evidence management system, EVIDENCE.COM, is a cloud-based platform. Cloud computing fundamentally changes the way local, state and federal government agencies will develop and deploy software applications. Applications used by these agencies have historically required the agency to deploy their own infrastructure of servers, storage, network devices and operating systems. With a cloud-based system, the entire infrastructure is managed by third parties who specialize in infrastructure management. Agencies use the internet to access the application. Our cloud-based EVIDENCE.COM service enables agencies to store, manage and analyze video evidence. We believe our end-to-end solution of AXON and EVIDENCE.COM is a compelling value proposition for law enforcement agencies to implement.

Regulation

United States Regulation

The TASER X26, X2, X3, M26, C2, SHOCKWAVE and AIR TASER 34000™ devices, as well as the cartridges used by these devices, are subject to regulations; however, none are considered to be a “firearm” by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives. The TASER XREP, however, does use a propellant system which falls under the definition of a “firearm” and is, therefore, subject to Federal firearms-related regulations specifically applying to the sale and distribution of these devices within the United States. Many states have regulations restricting the sale and use of stun guns, hand-held shock devices and electronic weapons. We believe existing stun gun laws and regulations apply to our devices.

In many cases, the law enforcement and corrections market is subject to different regulations than the private citizen market. Where different regulations exist, we assume the regulations affecting the private citizen market also apply to the private security markets, except as the applicable regulations otherwise specifically provide.

As of December 31, 2012, state laws prohibit the possession of stun guns, including TASER CEWs, by the general public in six states: District of Columbia, Hawaii, Massachusetts, New Jersey, New York, and Rhode Island. Some cities and municipalities also prohibit private citizen possession or use of our products.

We are also subject to environmental laws and regulations, including restrictions on the presence of certain substances in electronic products. Reference is made to Section 1A, Risk Factors under the heading “Environmental laws and regulations subject us to a number of risks and could result in significant liabilities and costs”.

Our EVIDENCE.COM Software-as-a-Service (“SaaS”) online offering is subject to government regulation of the internet in many areas, including telecommunications, data protection, user privacy and online content.

United States Export Regulation

CEWs are considered a crime control product by the United States government. Accordingly, the export of our devices is regulated under export administration regulations. As a result, we must obtain export licenses from the Department of Commerce for all shipments to foreign countries other than Canada. Most of our requests for export licenses have been granted, and the need to obtain these licenses has not caused a material delay in our shipments. Export regulations also prohibit the further shipment of our products from foreign markets in which we hold a valid export license to foreign markets in which we do not hold an export license for our products.

In addition, in 2000, the Department of Commerce adopted regulations restricting the export of technology used in our devices. These regulations apply to both the technology incorporated in our device systems and to the processes used to produce them. The technology export regulations do not apply to production that takes place within the United States but is applicable to all sub-assemblies and controlled items manufactured outside the United States.

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

Intellectual Property

We protect our intellectual property with United States and foreign patents and trademarks. Our patents and pending patent applications relate to technology used by us in connection with our products. We also rely on international treaties, organizations and foreign laws to protect our intellectual property. As of December 31, 2012, we hold 67 United States patents and 90 foreign patents and also have numerous patents and trademarks pending. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as the commercial significance of our operations and our competitors’ operations in particular countries and regions, our strategic technology or product directions in different countries and the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions.

Confidentiality agreements are used with employees, consultants and key suppliers to help ensure the confidentiality of our trade secrets.

TASER has the exclusive rights to many internet domain names primarily including ‘TASER.com’ and ‘EVIDENCE.COM.’

Research and Development

Our research and development initiatives are conducted in two separate categories. The first is internally funded research and development, and the second is research externally funded by customers with requirements for specific capabilities. Both categories focus on next generation technology, yet are differentiated by the anticipated breadth of the market opportunity, the time to project completion and accounting treatment. Internally funded research has been primarily focused on improvements to existing TASER products, or the development of new applications for TASER technology that we believe generally will have broad market appeal. Externally funded work focuses on specific packaging or delivery requirements of existing TASER technology that is of high value to particular customers but may not be viable product solutions to a large number of customers. These projects generally represent product developments which are long-term in nature and require external resources, development using outside companies or expert consulting.

Our investment in internally funded research and development totaled $8.1 million and $10.0 million in 2012 and 2011, respectively. These amounts are significantly lower than the $11.4 million and $20.0 million that we recognized in 2010 and 2009, respectively, as we devoted significant resources to the development of AXON and EVIDENCE.COM during those earlier years. Also, we have performed a revamp of the development process, which has led to an overall reduction of headcount and costs.

Current research and development initiatives include bio-medical research and electrical, mechanical and software engineering. We expect that future CEW development projects will focus on extending the range, improving the functionality and developing new delivery options for our products. We also have a dedicated software development team to plan, develop, and test new additions and enhancements to our SaaS and video products. Our return on investment is intended to be realized over the long term, although new systems and technologies often have a more immediate impact on our business.

Employees

As of December 31, 2012, we had 338 full-time employees and 95 temporary employees. The breakdown of our full-time employees by department is as follows: 135 direct manufacturing employees and 203 administrative and manufacturing support employees. Of the 203 administrative and manufacturing support employees, 67 were involved in sales, marketing, communications and training; 51 were employed in research, development, TASER Virtual Systems and engineering; 36 were employed in administrative functions inclusive of executive management, legal, finance and accounting; 10 were employed in information systems technologies; 10 were employed in quality control and 29 were employed in manufacturing support functions. Of the 95 temporary employees, more than 85% worked in direct manufacturing roles. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Available Information

We were incorporated in Arizona in September 1993 as an ICER Corporation. We changed our name to AIR TASER, Inc. in December 1993 and to TASER International, Incorporated in April 1998. In January 2001, we reincorporated in Delaware as TASER International, Inc.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website at http://www.TASER.com as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

A substantial number of law enforcement and corrections agencies may not purchase our CEWs or video products. Law enforcement and corrections agencies may be influenced by claims or perceptions that CEWs, such as our products, are unsafe or may be used in an abusive manner. In addition, earlier generation CEWs may have been perceived as ineffective. Sales of our products to these agencies may be delayed or limited by these claims or perceptions.

We substantially depend on sales of our TASER X26, X26P and X2 CEWs, and if these products do not continue to be widely accepted, our growth prospects will be diminished.

In the years ended December 31, 2012, 2011 and 2010, we derived our revenues predominantly from sales of the TASER X26 and TASER X2 brand devices and related cartridges, and expect to depend on sales of these products for the foreseeable future. We are seeing a large number of customers upgrade their devices to the X2 or the new X26P device, which we introduced in January 2013.

This is a trend we expect to continue. A decrease in the prices of, or demand for these products, or their failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.

The success of our EVIDENCE.COM Software-as-a-Service delivery model is materially dependent on acceptance of this business model by our law enforcement customers. Delayed or lengthy time to adoption by law enforcement agencies will negatively impact our sales and profitability.

A substantial number of law enforcement agencies may be slow to adopt our EVIDENCE.COM digital data evidence management and storage solution, requiring extended periods of trial and evaluation. The hosted service delivery business model is not presently widely adopted by our law enforcement customer base. As such, the sales cycle has additional complexity with the need to educate our customers and address issues regarding agency bandwidth requirements, data retention policies, data security and chain of evidence custody. Delays in successfully securing widespread adoption of EVIDENCE.COM services could adversely affect our revenues, profitability and financial condition.

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

The development of software products such as EVIDENCE.COM is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Our increasing focus on our SaaS platform also presents new and complex development issues. Significant delays in new product or service releases or significant problems in creating new products or services could adversely affect our revenue.

We face risks associated with rapid technological change and new competing products.

The technology associated with law enforcement devices is receiving significant attention and is rapidly evolving. While we have patent protection in key areas of our CEW, video and SaaS technology, it is possible that new technology may result in competing products that operate outside our patents and could present significant competition for our products.

Defects in our products could reduce demand for our products and result in a loss of sales, delay in market acceptance and injury to our reputation.

Complex components and assemblies used in our products may contain undetected defects that are subsequently discovered at any point in the life of the product. Defects in our products may result in a loss of sales, delay in market acceptance and injury to our reputation and increased warranty costs, which could have a material adverse effect on profitability and financial condition.

If our security measures are breached and unauthorized access is obtained to customers’ data or our data, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. We devote significant resources to engineer secure products and ensure security vulnerabilities are mitigated. Despite these efforts, security measures may be breached as a result of third-party action, employee error, malfeasance or otherwise. Breaches could occur during transfer of data to additional data centers or at any time, and result in unauthorized access to our data or our customers’ data. Third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data or our customers’ data. Additionally, hackers may develop and deploy viruses, worms, and other malicious software programs that attack or gain access to our networks and data centers. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, lead to legal liability and negatively impact our future sales.

Interruptions or delays in service from our third-party cloud storage providers for our EVIDENCE.COM service, or the loss or corruption of digitally stored evidence, would impair the delivery of our service and harm our business.

We currently serve our EVIDENCE.COM customers from a third-party cloud storage provider based in the United States and other countries. Interruptions in our service, or loss or corruption of digital evidence, may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

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

Generally, law enforcement and corrections agencies consider a wide range of issues before committing to purchase our products, including product benefits, training costs, the cost to use our products in addition to, or in place of, other products, budget constraints and product reliability, safety and efficacy. The length of our sales cycle may range from a few weeks to as long as several years. Adverse publicity surrounding our products or the safety of such products has in the past, and could in the future, lengthen our sales cycle with customers. In the past, we believe that the Company’s sales were adversely impacted by negative publicity surrounding our products or the use of our products. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our products by potential customers before they place an order. If these potential customers do not purchase our products, we will have expended significant resources and received no revenue in return.

We may face personal injury, wrongful death and other liability claims that harm our reputation and adversely affect our sales and financial condition.

Our CEW products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. Our CEW products may be associated with these injuries. A person, or the family members of a person, injured in a confrontation or otherwise in connection with the use of our products may bring legal action against us to recover damages on the basis of theories including wrongful death, personal injury, negligent design, defective product or inadequate warning. We are currently subject to a number of such lawsuits. We may also be subject to lawsuits involving allegations of misuse of our products. If successful, wrongful death, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition and could result in negative publicity about our products. Although we carry product liability insurance, we do incur significant legal expenses within our self-insured retention in defending these lawsuits and significant litigation could also result in a diversion of management’s attention and resources, negative publicity and a potential award of monetary damages in excess of our insurance coverage. For example, primarily as the result of one significant product liability judgment against the Company (the Turner case), the Company has exhausted its insurance coverage for the 2008 insurance policy year. And, if the Company is unsuccessful on its appeal of the Turner case, or there are material judgments, settlements or costs relating to other 2008 insurance policy year, the Company will not have insurance coverage to offset any such payments. The outcome of any litigation is inherently uncertain and there can be no assurance that our existing or any future litigation will not have a material adverse effect on our revenues, our financial condition or financial results.

Other pending litigation may subject us to significant litigation costs and judgments and divert management attention from our business.

We are involved in numerous other litigation matters relating to our products, including litigation against persons who we believe have infringed on our intellectual property, litigation against a competitor and litigation with a former distributor. Such matters have resulted, and are expected to continue to result in, substantial costs to us and some diversion of our management’s attention, which could adversely affect our business, financial condition or operating results.

If we are unable to protect our intellectual property, we may lose our competitive advantage or incur substantial litigation costs to protect our rights. We may be subject to intellectual property infringement claims, which could cause us to incur litigation costs and divert management attention from our business.

Our future success depends upon our proprietary technology. Our protective measures, including patents, trademarks, copyrights, trade secret protection, and internet identity registrations, may prove inadequate to protect our proprietary rights and market advantage. The right to stop others from misusing our trademarks and service marks in commerce depends, to some extent, on our ability to show evidence of enforcement of our rights against such misuse in commerce. Our efforts to stop improper use, if insufficient, may lead to loss of trademark and service mark rights, brand loyalty and notoriety among our customers and prospective customers. The scope of any patent to which we have or may obtain rights to may not prevent others from developing and selling competing products. The validity and breadth of claims covered in technology patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, lengthy and expensive. In addition, our patents may be held invalid upon challenge, or others may claim rights in or ownership of our patents. Moreover, we are subject to litigation with parties that claim, among other matters, that we infringed their patents or other intellectual property rights. The defense and prosecution of patent and other intellectual property claims are both costly and time consuming and could result in a material adverse effect on our business and financial position.

Also, any intellectual property infringement claims against us, with or without merit, could be costly and time-consuming to defend and divert our management’s attention from our business. If our products were found to infringe a third party’s proprietary rights, we could be forced to enter into costly royalty or licensing agreements in order to be able to sell our products or discontinue use of the protected technology. Such royalty and licensing agreements may not be available on terms acceptable to us or at all. There is no guarantee that our use of conventional technology searching and brand clearance searching will identify all potential rights holders. Rights holders may demand payment for past infringements and/or force us to accept costly license terms or discontinue use of protected technology and/or works of authorship that may include, for example, photos, videos, and software. Our current research and development focus on developing software-based products increases this risk.

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

We rely on the opinions of the Bureau of Alcohol, Tobacco and Firearms, including the determination that a device that has projectiles propelled by the release of compressed gas in place of the expanding gases from ignited gunpowder, are not classified as firearms. Changes in statutes, regulations, and interpretation outside of our control may result in our products being classified or reclassified as firearms. Our private citizen market could be substantially reduced if consumers are required to obtain a registration to own a firearm prior to purchasing our products.

Government regulation of our products may adversely affect sales.

Federal regulation of sales in the United States: With the exceptions of the TASER XREP, our CEWs are not firearms regulated by the United States Bureau of Alcohol, Tobacco, Firearms and Explosives, but our consumer products are regulated by the United States Consumer Product Safety Commission. Although there are currently no Federal laws restricting sales of our core CEW products in the United States, future Federal regulation could adversely affect sales of our products.

Federal regulation of international sales: Our CEW devices are considered a “crime control” product by the United States Department of Commerce (“DOC”) for export directly from the United States. Consequently, we must obtain an export license from the DOC for the export of our CEW devices from the United States other than to Canada. In addition, certain of our camera and software products require classifications from the DOC before they may be shipped internationally. Our inability to obtain DOC export licenses or classifications on a timely basis for sales of our products to our international customers could significantly and adversely affect our international sales.

State and local regulation: Our devices are controlled, restricted or their use prohibited by a number of state and local governments. Our devices are banned from private citizen sale or use by statute in six states: District of Columbia, Hawaii, Massachusetts, New Jersey, New York, and Rhode Island. Some cities and municipalities also prohibit private citizen possession or use of our products. Other jurisdictions may ban or restrict the sale of our products and our product sales may be significantly affected by additional state, county and city governmental regulation.

Foreign regulation: Certain foreign jurisdictions prohibit the sale, possession or use of CEWs, limiting our international sales opportunities.

Environmental laws and regulations subject us to a number of risks and could result in significant liabilities and costs.

We may be subject to various state, Federal and international laws and regulations governing the environment, including restricting the presence of certain substances in our products and making producers for those products financially responsible for the collection, treatment, recycling and disposal. Environmental legislation within the European Union (“EU”) may increase our cost of doing business internationally and impact our revenues from EU countries as we comply with and implement these requirements.

The EU has published Directives on the restriction of certain hazardous substances in electronic and electrical equipment (the “RoHS Directive”) and on electronic and electrical waste management (the “WEEE Directive”). The RoHS Directive restricts the use of a number of substances, including lead. The WEEE Directive directs members of the EU to enact laws, regulations, and administrative provisions to ensure that producers of electric and electronic equipment are financially responsible for the collection, recycling, treatment and environmentally responsible disposal of certain products sold into the EU. In addition, similar environmental legislation has been or may be enacted in other jurisdictions, including the United States (under federal and state laws) and other countries, the cumulative impact of which could be significant.

We continue to monitor the impact of specific registration and compliance activities required by the RoHS and WEEE Directives. We endeavor to comply with applicable environmental laws, yet compliance with such laws could increase our operations and product costs, increase the complexities of product design, procurement, and manufacturing, limit our ability to manage excess and obsolete non-compliant inventory, limit our sales activities, and impact our future financial results. Any violation of these laws can subject us to significant liability, including fines, penalties, and prohibiting sales of our products into one or more states or countries, and result in a material adverse effect on our financial condition.

New regulations related to conflict minerals may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and metals, known as “conflict minerals,” in their products, whether or not these products are manufactured by third parties. These requirements will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. In addition, these new requirements could adversely affect the sourcing, availability and pricing of minerals used in our products. Because our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such an event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

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

To the extent demand for our products increases, our future success will be dependent upon our ability to manage our growth and to increase manufacturing production capacity, which may be accomplished by the implementation of customized manufacturing automation equipment.

To the extent demand for our products increases significantly in future periods, one of our key challenges will be to increase our production capacity to meet sales demand while maintaining product quality. Our primary strategies to accomplish this include introducing additional shifts, increasing the physical size of our assembly facilities, the hiring of additional production staff, and the implementation of additional customized automation equipment. The investments we make in this equipment may not yield the anticipated labor and material efficiencies. Our inability to meet any future increase in sales demand or effectively manage our expansion could have a material adverse effect on our revenues, financial results and financial condition.

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

The increased focus on direct sales compared to sales through distribution is dependent on our ability to sell into the states that have established distributor relationships.

In certain states we have decided to pursue sales directly with law enforcement customers, rather than working through established distribution channels. Our customers may have strong working relationships with distributors and we may face resistance to this change. If we do not overcome this resistance and effectively build a direct relationship with our customers, sales may be adversely affected.

Acquisitions and joint ventures may have an adverse effect on our business.

We may consider acquisitions or joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we don’t realize a satisfactory return on our investment, or that we experience difficulty in the integration or coordination of new employees, business systems, and technology, or there is a diversion of management’s attention from our other businesses. These events could harm our operating results or financial condition.

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

Our revenues and operating results have varied significantly in the past and may vary significantly in the future due to various factors, including, but not limited to:

•	budgetary cycles of municipal, state and Federal law enforcement and corrections agencies;

•	market acceptance of our products and services;

•	the timing of large domestic and international orders;

•	the outcome of any existing or future litigation;

•	adverse publicity surrounding our products, the safety of our products, or the use of our products;

•	changes in our sales mix;

•	new product introduction costs;

•	increased raw material expenses;

•	changes in our operating expenses; and

•	regulatory changes that may affect the marketability of our products;

As a result of these and other factors, we believe that period-to-period comparisons of our operating results may not be meaningful in the short term, and our performance in a particular period may not be indicative of our performance in any future period.

Foreign currency fluctuations may affect our competitiveness and sales in foreign markets.

The relative change in currency values creates fluctuations in our product pricing for potential international customers. These changes in foreign end-user costs may result in lost orders and reduce the competitiveness of our products in certain foreign markets. These changes may also negatively affect the financial condition of some existing or potential foreign customers and reduce or eliminate their future orders of our products. We also import selected components which are used in the manufacturing of some of our products. Although our purchase orders are in United States dollar, weakness in the United States dollar could lead to price increases for the components.

We maintain all of our cash, cash equivalent and short-term investment balances, some of which are not insured, at three depository institutions.

We maintain the majority of our cash, cash equivalent and short-term investment accounts at three depository institutions. As of December 31, 2012, our aggregate balances in such accounts were $37.8 million. The Company’s balances with these institutions regularly exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits; however, to manage the related credit exposure, we continually monitor the credit worthiness of the financial institutions where we have deposits.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters and manufacturing facilities are based in a 100,000 square foot facility in Scottsdale, Arizona, which we own. We also lease premises in Bellevue, Washington; Carpenteria, California; and Frankfurt, Germany. We believe our existing facilities are well maintained and in good operating condition. We also believe we have adequate manufacturing capacity for our existing product lines for the foreseeable future. To the extent that we introduce new products in the future, we will likely need to acquire additional facilities to locate the associated production lines. However, we believe we can acquire or lease such facilities on reasonable terms. The Company continues to make investments in capital equipment as needed to meet anticipated demand for its products.

Item 3. Legal Proceedings

See discussion of litigation in Note 8(c) to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which discussion is incorporated by reference herein.

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

	High	Low
Year Ended December 31, 2012:
First quarter	$5.34	$3.98
Second quarter	5.58	3.96
Third quarter	6.40	4.60
Fourth quarter	9.26	5.75

	High	Low
Year Ended December 31, 2011:
First quarter	$5.09	$3.68
Second quarter	4.72	3.79
Third quarter	4.60	3.55
Fourth quarter	6.49	4.04

Holders

As of December 31, 2012, there were 335 holders of record of our common stock.

Dividends

To date, we have not declared or paid cash dividends on our common stock. We do not intend to pay cash dividends in the foreseeable future and our revolving line of credit prohibits the payment of cash dividends.

Issuer Purchases of Equity Securities

On April 25, 2012, TASER’s Board of Directors authorized a stock repurchase program to acquire up to $20.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. This program was announced on April 26, 2012, and did not have a termination date. During the three months ended June 30, 2012, we purchased 3,113,806 common shares under this program for a total cost of $16.1 million, or a weighted average cost of $5.18 per share. During the three months ended September 30, 2012, we purchased 693,800 common shares under this program for a total cost of $3.9 million, or a weighted average cost of $5.53 per share. The buyback was completed as of August 13, 2012. There were no repurchases of our stock by us or on our behalf during the three months ended December 31, 2012.

On February 25, 2013, the Company’s board of directors authorized a stock repurchase program to acquire up to $25.0 million of the Company’s outstanding stock subject to stock market conditions and corporate considerations.

Recent Sales of Unregistered Securities

No unregistered securities were sold by us in 2012.

Stock Performance Graph

The following stock performance graph compares the performance of our common stock to the NASDAQ Stock Market (United States) and the Russell 3000 Index. The graph covers the period from December 31, 2007 to December 31, 2012. The graph assumes that the value of the investment in our stock and in each index was $100 at December 31, 2007, and that all dividends were reinvested. We do not pay dividends on our common stock.

	2007	2008	2009	2010	2011	2012
TASER International, Inc	100.00	36.69	30.44	32.66	35.58	62.13
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
Russell 3000	100.00	62.69	80.46	94.08	95.05	110.65

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statement of operations data for the years ended December 31, 2012, 2011 and 2010, and the balance sheet data as of December 31, 2012 and 2011, have been derived from, and should be read in conjunction with, our audited consolidated financial statements and the notes thereto included herein. The statement of operations data for the years ended December 31, 2009 and 2008, and the balance sheet data as of December 31, 2010, 2009 and 2008, is derived from our audited consolidated financial statements and the notes thereto which are not included in this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Net sales	$114,752,748	$90,027,906	$86,930,019	$104,251,560	$92,845,490
Cost of products sold and services provided	47,038,173	41,752,520	41,563,144	40,849,151	35,841,263
Excess inventory charges	—	3,746,149	—	—	—

Gross margin	67,714,575	44,529,237	45,366,875	63,402,409	57,004,227

Sales, general and administrative expenses	39,086,190	38,000,455	39,021,564	43,479,232	38,860,729
Research and development expenses	8,139,359	9,989,219	11,411,889	20,002,351	12,918,161
Litigation judgment expense	(2,200,000)	3,301,243	—	—	—
Loss on impairment	—	1,353,857	—	—	—

Loss on write down / disposal of property and equipment, net	160,506	2,800,396	73,061	—	—

Income (loss) from operations	22,528,520	(10,915,933)	(5,139,639)	(79,174)	5,225,337
Interest and other income, net	82,842	1,287,192	25,819	170,547	1,717,967

Income (loss) before provision (benefit) for income taxes	22,611,362	(9,628,741)	(5,113,820)	91,373	6,943,304
Provision (benefit) for income taxes	7,873,620	(2,588,875)	(729,385)	92,479	3,306,263

Net income (loss)	$14,737,742	$(7,039,866)	$(4,384,435)	$(1,106)	$3,637,041

Net income (loss) per common and common equivalent shares:
Basic	$0.27	$(0.12)	$(0.07)	$(0.00)	$0.06
Diluted	$0.27	$(0.12)	$(0.07)	$(0.00)	$0.06
Weighted average number of common and common equivalent shares outstanding:
Basic	53,827,204	59,435,624	62,524,446	61,920,094	62,371,004
Diluted	54,722,785	59,435,624	62,524,446	61,920,094	64,070,869

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Working capital	$60,943,257	$45,844,526	$70,378,201	$72,100,393	$80,642,516
Total assets	116,236,251	104,962,751	136,186,935	138,425,917	130,015,506
Total current liabilities	18,109,259	15,887,897	11,947,994	13,784,853	10,956,199
Total long-term debt and capital leases	103,283	—	—	—	—
Total stockholders’ equity	87,285,046	82,455,554	117,564,241	117,701,196	112,526,262

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the other sections of this annual report on Form 10-K, including Part I, Item 1A: “Risk Factors”; Part II, Item 6: “Selected Financial Data”; and Part II, Item 8: “Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing. The tables in the MD&A sections below are derived from exact numbers and may have immaterial rounding differences.

Executive Overview and Key Strategic Initiatives

Our core mission is to protect life and to protect truth through technologies that make communities safer. We are a market leader in the development and manufacture of advanced conducted electrical weapons (“CEWs”) designed for use in law enforcement, federal, military, corrections, private security and personal defense. More recently, to address challenges faced by law enforcement officers subsequent to post-incident, we have developed a fully integrated hardware and software solution to provide our law enforcement customers the capabilities to capture, store, manage, share and analyze video and other digital evidence.

Technological innovation is the foundation for our long-term growth and we intend to maintain our commitment to the research and development of our technology for both new and existing products that further our mission. At the same time we have established industry leading training services to provide our users a comprehensive overview of legal, policy, medical and risk mitigation issues relating to our CEWs and the use of force. We have built a network of distribution channels for selling and marketing our products and services to law enforcement agencies, primarily in North America, with ongoing focus and effort placed on expanding these programs in international, military and other markets. Over 16,000 law enforcement agencies in over 100 countries have made initial purchases of our TASER brand devices for testing or deployment. To date, we do not know of any significant sales of any competing CEW products.

Our key strategies include:

•	Increase market penetration in both the United States and international law enforcement markets. In the United States, the focus is a deeper penetration into law enforcement agencies that do not have a CEW on every officer, whereas in the international law enforcement market, there is a very significant portion of the market where officers do not carry CEWs or on-officer video devices. We believe that a large portion of markets that do not currently use our products continue to present an opportunity for future growth, particularly with respect to international law enforcement agencies where there remains a substantial opportunity for more widespread adoption. In recent years, we have seen international markets become increasingly noteworthy and we seek to maintain that trend as we demonstrate the benefits of large-scale adoptions of our CEWs, using countries such as the United Kingdom and Australia as benchmarks of successful programs. We have also decided to make focused investments in France and Brazil as we see considerable opportunity for increased sales in those regions. Given that the sales cycle to sell into a new international market can be as long as 18 to 24 months, it is important that we continue to develop our pipeline in terms of both the number and size of opportunities.

•	Focus on the significant opportunity of re-selling into our existing large installed base of law enforcement customers. TASER CEWs are sophisticated electronic devices that are regularly subjected to the harsh environment of law enforcement, security and the military. We design and manufacture our CEWs to be as robust as we can make them. However, these electronic systems are dropped, used in violent confrontations, and exposed to extreme heat, cold, rain and dust, all of which can contribute to general wear and tear. Taking into account all of the above factors and based on our years of field experience, we recommend that the general useful life of a TASER handheld CEW is five years. With many adopters still utilizing CEWs purchased from 2003 to 2008, we believe there exists a significant number of our customers that recognize the need to consider either a model upgrade, or replacement CEWs to refresh the aging profile of the TASER CEWs they have in field use. In addition, the X26P and X2 CEWs have a number of advanced features that we think will be a benefit to our customers.

•	Focus on increasing sales of AXON Flex and EVIDENCE.COM. To introduce this new technology to customers, as part of the sales process, we have optional test and evaluation periods of the product on-site with customers. We completed a number of test and evaluation trials of the AXON Flex and EVIDENCE.COM service throughout 2011 and 2012 which began transitioning into sales. We experienced increasing volumes of trial programs in 2012 and believe these trial programs are the best way for our customers to see the powerful capabilities, benefits and compelling value proposition of this technology for themselves and helped to achieve increased revenues from these products in 2012. We anticipate further increases in these trial programs in 2013, ultimately leading to increased sales. In addition, as market acceptance grows, we anticipate fewer and/or shorter trial programs required preceding sales.

•	Further develop our presence in Federal government and military markets. We intend to continue to place a strong emphasis on supporting our military customers through our Government and Military Programs business group and our Senior Executive Advisory Group, comprised of a team of professionals with extensive military, homeland defense and law enforcement experience with the purpose of advising on business development in support of military users. The primary focus of these groups is to support military use for our existing hardware as well as increase technology development through contracted support.

•	Continued investment in development of innovative new products, which both complement and add to our existing platforms. Our research and development efforts in 2012 were primarily focused on the next generation of CEW hardware, and we continue to devote resources to refine and improve both AXON Flex and EVIDENCE.COM with new and enhanced features. In January 2013 we introduced the next generation of single shot CEW hardware, the TASER X26P CEW.

•	Focus on creating incremental sales channels and methods including a municipal leasing program (the TASER Protection Plan), long-term service plans and a dedicated telesales team to drive sales growth.

•	Continued focus on operational excellence through leveraging our existing cost structure and human capital to drive increases in profitability.

•	Continued application for patents and intellectual property rights, both in the United States and internationally, to protect key technology in our products and further attempt to protect and maintain our competitive position.

•	Continued aggressive litigation defense to protect our brand equity. We maintain a team of world class medical experts and internal legal resources to provide an efficient means of defending the Company against product liability claims. We view a continued record of successful litigation defense as a key factor for our long-term growth and success.

Results of Operations

The following table presents data from our statements of operations as well as the percentage relationship to total net revenues of items included in our statements of operations (dollars in thousands):

	Year Ended December 31,
	2012		2011		2010
Net sales	$114,753	100.0%	$90,028	100.0%	$86,930	100.0%
Cost of products sold and services delivered	47,038	41.0	41,753	46.4	41,563	47.8
Excess inventory charges	—	—	3,746	4.2	—	—

Gross margin	67,715	59.0	44,529	49.5	45,367	52.2

Operating expenses:
Sales, general and administrative	39,086	34.1	38,000	42.2	39,022	44.9
Research and development	8,139	7.1	9,989	11.1	11,412	13.1
Litigation judgment	(2,200)	(1.9)	3,301	3.7	—	—
Loss on impairment	—	—	1,354	1.5	—	—
Loss on write down / disposal of property and equipment, net	161	0.1	2,800	3.1	73	0.1

Total operating expenses	45,186	39.4	55,445	61.6	50,507	58.1

Income (loss) from operations	22,529	19.6	(10,916)	(12.1)	(5,140)	(5.9)
Interest and other income, net	83	0.1	1,287	1.4	26	—

Income (loss) before provision for income taxes	22,611	19.7	(9,629)	(10.7)	(5,114)	(5.9)
Provision (benefit) for income taxes	7,874	6.9	(2,589)	(2.9)	(729)	(0.8)

Net income (loss)	$14,738	12.8%	$(7,040)	(7.8)%	$(4,384)	(5.0)%

Net sales to the United States and other countries are summarized as follows:

	Year Ended December 31,
	2012	2011	2010
United States	81%	80%	79%
Other Countries	19	20	21

Total	100%	100%	100%

The Company’s operations are comprised of two reportable segments: the sale of CEWs, accessories and other products and services (the “CEW segment”); and the Video business, which includes the TASER Cam, AXON Video products and EVIDENCE.COM (the “Video segment”). The Company includes only revenues and costs directly attributable to the Video segment in that segment. Included in Video segment costs are: costs of sales for both products and services, selling expense for the Video segment sales team, Video segment product management expenses, Video segment trade shows and related expenses, and research and development for products included in the Video segment. All other costs are included in the CEW segment.

Net Sales

Net sales by product line were as follows for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,				Dollar	Percent
	2012		2011		Change	Change
CEW segment:
TASER X26	$35,950	31.3%	$37,278	41.4%	$(1,328)	(3.6)%
Single Cartridges	32,811	28.6	25,353	28.2	7,458	29.4
TASER X2	25,841	22.5	8,110	9.0	17,731	218.6
TASER C2	3,095	2.7	3,253	3.6	(158)	(4.9)
M26	1,233	1.1	3,104	3.4	(1,871)	(60.3)
Extended Warranties	3,589	3.1	3,237	3.6	352	10.9
TASER X3	283	.2	326	.4	(43)	(13.2)
XREP	301	.3	387	.4	(86)	(22.2)
Other	5,952	5.2	5,627	6.3	325	5.8

CEW segment	109,055	95.0	86,675	96.3	22,380	25.8

Video segment:
TASER Cam	3,055	2.7	2,222	2.5	833	37.5
AXON/EVIDENCE.com	2,453	2.1	771	0.9	1,682	218.2
Other	190	.2	360	.4	(170)	(47.2)

Video segment	5,698	5.0	3,353	3.7	2,345	69.9

Total net sales	$114,753	100.0%	$90,028	100.0%	$24,725	27.5

Net sales were $114.8 million and $90.0 million for the years ended December 31, 2012 and 2011, respectively, an increase of $24.7 million or 27.5%. Net sales for the CEW segment were $109.1 million and $86.7 million for the years ended December 31, 2012 and 2011, respectively, an increase of $22.4 million or 25.8%. Net sales for the Video segment were $5.7 million and $3.4 million for the years ended December 31, 2012 and 2011, respectively, an increase of $2.3 million or 69.9%.

The increase in net sales for 2012 compared to 2011 in the CEW segment was primarily driven by growing demand as well as the continuing upgrade cycle of agencies to the TASER X2 from legacy versions of our CEWs. In the Video segment, the increase in net sales was driven by the continued adoption of the AXON Flex on-officer recording system and EVIDENCE.COM application in the law enforcement markets. The Company also adopted new selling processes to reach a broader law enforcement agency market than in the past through the introduction of a municipal leasing program, the TASER Protection Plan, as well as a dedicated telesales team. In our first full year sales cycle of the AXON Flex camera system in 2012, we closed the year with approximately $3.8 million in bookings, about 44.1% of which occurred in the fourth quarter of 2012.

Net sales by product line were as follows for the years ended December 31, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,				Dollar Change	Percent Change
	2011		2010
CEW segment:
TASER X26	$37,278	41.4%	$41,290	47.5%	$(4,012)	(9.7)%
Single Cartridges	25,353	28.2	21,979	25.3	3,374	15.4
TASER X2	8,110	9.0	—	*	8,110	*
TASER C2	3,253	3.6	3,779	4.3	(526)	(13.9)
M26	3,104	3.4	2,686	3.1	418	15.6
Extended Warranties	3,237	3.6	3,167	3.6	70	2.2
TASER X3	326	.4	2,305	2.7	(1,979)	(85.9)
XREP	387	.4	1,306	1.5	(919)	(70.4)
Other	5,627	6.3	5,878	6.8	(251)	(4.3)

CEW segment	86,675	96.3	82,390	94.8	4,285	5.2

Video segment:
TASER Cam	2,222	2.5	4,026	4.6	(1,804)	(44.8)
AXON/EVIDENCE.com	771	0.9	307	.4	464	151.1
Other	360	.4	207	.2	153	73.9

Video segment	3,353	3.7	4,540	5.2	(1,187)	(26.1)

Total net sales	$90,028	100.0%	$86,930	100.0%	$3,098	3.6

*	not meaningful

Net sales were $90.0 million and $86.9 million for the years ended December 31, 2011 and 2010, respectively, an increase of $3.1 million or 3.6%. Net sales for the CEW segment were $86.7 million and $82.4 million for the years ended December 31, 2011 and 2010, respectively, an increase of $4.3 million or 5.2%. Net sales for the Video segment were $3.4 million and $4.5 million for the years ended December 31, 2011 and 2010, respectively, a decrease of $1.2 million or 26.1%.

The primary factors affecting our increased net sales for 2011 compared to 2010 were an increase in sales of single cartridges of $3.4 million, or 15.4%, and the contribution of $8.1 million of TASER X2 sales. Domestically, the launch of the TASER X2 partially replaced demand for other products within our CEW segment. Offsetting these increases were decreased sales of our X26, X3, XREP and C2 CEW products by a combined $7.4 million, or 15.3%. Our Video segment was adversely affected by declining sales of the TASER Cam of $1.8 million, or 44.8%, reflecting a large international order in 2010 that did not occur in 2011.

Cost of Products Sold and Services Delivered

	Year Ended December 31,				Year Ended December 31,
			Dollar	Percent			Dollar	Percent
	2012	2011	Change	Change	2011	2010	Change	Change
CEW segment:
Cost of products sold	$39,350	$34,213	$5,137	15.0%	$34,213	$35,019	$(806)	(2.3)%

Cost as % of sales	36.1%	39.5%			39.5%	42.5%
Video segment:
Cost of products sold	3,773	2,693	1,080	40.1	2,693	3,396	(703)	(20.7)
Cost of services delivered	3,915	4,847	(932)	(19.2)	4,847	3,148	1,699	54.0

Total cost of products sold and services delivered	7,688	7,540	148	2.0	7,540	6,544	996	15.2

Cost as % of sales	134.9%	224.9%			224.9%	144.1%
Total cost of products sold and services delivered	$47,038	$41,753	$5,285	12.7	$41,753	$41,563	$190	0.5

Cost as % of sales	41.0%	46.4%			46.4%	47.8%

Cost of products sold and services delivered, before excess inventory charges in 2011, was $47.0 million and $41.8 million for the years ended December 31, 2012 and 2011, respectively, an increase of $5.3 million or 12.7%. As a percentage of net sales, cost of products sold and services delivered decreased to 41.0% in 2012 from 46.4% in 2011.

Within the CEW segment, cost of products sold increased $5.1 million in 2012 from 2011, but decreased as a percent of sales to 36.1% from 39.5%, respectively. The net decrease in cost of products sold and services delivered as a percent of sales is driven by several factors including: (i) a more favorable product sales mix with a further increased contribution by the X2 CEW, replacing lower contribution margin CEWs such as the X26, Advanced and XREP.; (ii) improved leverage on fixed manufacturing costs resulting from a 25.8% overall increase in sales in the CEW segment; and (iii) increased average selling price, without a corresponding increase in cost of products sold, in those states where the Company began selling direct. These efficiencies were partially offset by the continuation of the upgrade program for the TASER X2 CEW. Also, 2011 had a $3.7 million charge for excess inventory which did not reoccur in 2012. This provided customers purchasing the TASER X2 with a $160 to $300 trade-in credit, depending on the quarter purchased, to replace any existing CEW. This offer generated $3.5 million of trade-in credits during the year ended December 31, 2012, compared to $2.1 million of trade-in credits in the second, third and fourth quarters of 2011.

In the Video segment, cost of products sold and delivered increased $0.2 million from $7.5 million to $7.7 million and as a percent of sales decreased to 134.9% for the year ended December 31, 2012, as compared to 224.9% in the prior year. Within this segment, the cost of products sold decreased as a percentage of sales due to the increased leverage on fixed manufacturing costs resulting from the 69.9% overall increase in sales as noted above. In 2012, the cost of services delivered was $3.9 million compared to $4.8 million in 2011, a reduction of $0.9 million or 19.2%. This decrease is due to the Company’s decision to discontinue operations of its data center in favor of moving the data storage piece of the video business to a third party provider. This change reduced total operating and software maintenance costs included in cost of services delivered.

Cost of products sold and services delivered, before excess inventory charges in 2011, were $41.8 million and $41.6 million for the years ended December 31, 2011 and 2010, respectively, an increase of $0.2 million or 0.5%. As a percentage of net sales, cost of products sold and services delivered decreased to 46.4% in 2011 compared to 47.8% in 2010. The net decrease in costs as a percent of sales is driven by a combination of offsetting factors including: (i) manufacturing costs as a percentage of sales decreased 340 basis points, attributable to a more favorable market segment mix with higher margin international sales; (ii) a more favorable product sales mix with a larger contribution to net sales from higher margin products, including the newly launched TASER X2, replacing products such as the TASER X3 and XREP, which had lower margins and initial production yields; (iii) improved production efficiency resulting from reductions in temporary labor and overtime, as well as a reduction in rework effort; (iv) improved leverage on indirect manufacturing costs following the 3.6% increase in consolidated sales; and (v) scrap charges were reduced, as were warranty provision charges resulting from increased focus on quality initiatives, which reduced product returns. Offsetting the reduction in manufacturing costs as a percentage of net sales were $4.8 million of EVIDENCE.COM data center operating and software maintenance costs, which relate to the Video segment and were included in cost of products sold in 2011, compared to $3.1 million in the prior year following the commercial availability of the service, representing a 170 basis point increase in costs as a percentage of sales. A significant portion of these costs were included as part of research and development in 2010. In addition, the Company offered an upgrade program, which provides customers purchasing a new TASER X2 kit with a $300 trade-in credit to replace any existing CEW. This offer generated $2.1 million of trade-in credits during the second, third and fourth quarters of 2011, which reduced the average selling price on TASER X2 sales and consequently reducing gross margin.

Excess Inventory Charges

Excess inventory charges specific to two of our product lines were $3.7 million for 2011. The success of the new TASER X2 in 2011 led the Company to conclude that it would not sell through its then current level of TASER X3 inventory, even though the Company would continue to sell and support the TASER X3 product line as part of its CEW Segment. These factors resulted in an excess inventory charge of $1.7 million. Similarly, with the launch of the Company’s new AXON Flex system for our Video segment in 2011, the Company concluded it would not sell through existing first generation AXON inventory. These factors resulted in an excess inventory charge of $2.0 million. There were no unusual excess inventory charges in 2012 or 2010.

Gross Margin

	Year Ended December 31,				Year Ended December 31,
			Dollar	Percent			Dollar	Percent
	2012	2011	Change	Change	2011	2010	Change	Change
CEW segment	$69,705	$50,713	$18,992	37.4%	$50,713	$47,372	$3,341	7.1%
Video segment	(1,990)	(6,184)	4,194	67.8	(6,184)	(2,005)	(4,179)	(208.4)

Total Company	$67,715	$44,529	$23,186	52.1	$44,529	$45,367	$(838)	(1.8)

Gross margin as % of sales	59.0%	49.5%			49.5%	52.2%

Gross margin increased $23.2 million to $67.7 million for 2012 compared to $44.5 million for 2011. The 2011 gross margin includes the excess inventory charge of $3.7 million specific to two of our product lines. Excluding the $3.7 million excess inventory charges, gross margin increased $19.4 million, or 40.3% in 2012 as compared to 2011. As a percentage of net sales, gross margin increased to 59.0% for 2012 compared to 49.5% for 2011. Excluding the excess inventory charges, gross margin as a percentage of sales for 2011 was 53.6%. The increase in gross margin as a percentage of net sales for 2012 is primarily attributable to the excess inventory charge in 2011 as well as the move of the EVIDENCE.COM data center to a third party provider, increased sales of higher margin products and the operational efficiencies as discussed above.

Gross margin decreased $0.8 million to $44.5 million for 2011 compared to $45.4 million for 2010. The 2011 gross margin includes the excess inventory charge specific to our two product lines, which when excluded, would increase gross margin by $3.7 million to $48.3 million compared to 2010. As a percentage of net sales, gross margin decreased to 49.5% for 2011 compared to 52.2% for 2010. The decline in gross margin as a percentage of net sales for 2011 is primarily attributable to the excess inventory charges discussed above. After considering these excess inventory charges, gross margin improved slightly for 2011 compared to 2010, which reflects improved leverage on higher sales levels as well as the factors noted above under the discussion of cost of products sold.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were comprised as follows for 2012 and 2011 (dollars in thousands):

	Year Ended December 31,		Dollar Change	Percent Change
	2012	2011
Salaries, benefits and bonus	$11,385	$10,628	$757	7.1%
Stock-based compensation	2,629	2,308	321	13.9
Legal, professional and accounting	6,427	6,604	(177)	(2.7)
Sales and marketing	4,284	3,459	825	23.9
Consulting and lobbying services	2,542	2,754	(212)	(7.7)
Travel and meals	3,020	2,946	74	2.5
Building	2,979	2,989	(10)	*
Supplies	1,340	1,526	(186)	(12.2)
Depreciation and amortization	1,492	2,136	(644)	(30.2)
D&O and liability insurance	1,821	1,816	5	*
Other	1,167	834	333	39.9

Total sales, general and administrative expenses	$39,086	$38,000	$1,086	2.9

Sales, general, and administrative as a percentage of net sales	34.1%	42.2%

*	less than 1%, or not meaningful

Sales, general and administrative (“S,G&A”) expenses were $39.1 million and $38.0 million for the years ended December 31, 2012 and 2011, respectively, an increase of $1.1 million or 2.9%. As a percentage of total net sales, S,G&A expenses decreased to 34.1% for 2012 compared to 42.2% for 2011. The overall increase for 2012 compared to 2011 is partially attributable to an increase in sales and marketing costs, many of which are variable, which increased due to our higher overall sales. These include increases of $1.0 million in direct commissions and $0.3 million in distributor commissions. Part of the increase in salaries of $0.5 million is a result of increased headcount, particularly in customer-facing roles. During the year, there was also an increase in stock compensation expense of $0.3 million due to factors such as a new performance-based stock compensation plan and increased headcount. Within the “Other” category in the table above, expense related to litigation settlements increased $1.0 million, and was partially offset by a $0.5 million decrease in bad debt expense. Included in the litigation settlement expense is the accrual of $0.8 million related to a settlement offer to AA & Saba Consultants, Inc. which is discussed further in Note 8 to the consolidated financial statements. The favorable variance in bad debt expense stemmed from the reversal of a previously reserved account. During 2012, as cash was collected, the bad debt expense was reversed, resulting in a net credit to bad debt expense for the year. Depreciation expense also decreased as a result of some of the headquarters’ furniture and fixtures being fully depreciated during 2012. Efficiencies were seen in legal fees, bad debt expense, and consulting costs.

Sales, general and administrative expenses were comprised as follows for 2011 and 2010 (dollars in thousands):

	Year Ended December 31,		Dollar Change	Percent Change
	2011	2010
Salaries, benefits and bonus	$10,628	$11,069	$(442)	(4.0)%
Stock-based compensation	2,308	2,728	(420)	(15.4)
Legal, professional and accounting	6,604	5,166	1,438	27.8
Sales and marketing	3,459	4,152	(693)	(16.7)
Consulting and lobbying services	2,754	2,902	(148)	(5.1)
Travel and meals	2,946	2,956	(10)	*
Building	2,989	3,067	(78)	(2.5)
Supplies	1,526	1,451	75	5.2
Depreciation and amortization	2,136	2,276	(140)	(6.2)
D&O and liability insurance	1,816	1,613	203	12.6
Other	834	1,642	(808)	(49.2)

Total sales, general and administrative expenses	$38,000	$39,022	$(1,022)	(2.6)

Sales, general, and administrative as a percentage of net sales	42.2%	44.9%

S,G&A expenses were $38.0 million and $39.0 million for the years ended December 31, 2011 and 2010, respectively, a decrease of $1.0 million or 2.6%. As a percentage of total net sales, S,G&A expenses decreased to 42.2% for 2011 compared to 44.9% for 2010. The overall decrease for 2011 compared to 2010 is attributable to a $0.9 million reduction in salaries, benefits, bonus and stock-based compensation primarily driven by measures taken to reduce our salaried headcount and fixed cost infrastructure in 2010, including some one-time severance charges. Sales and marketing and travel-related costs including advertising, tradeshows and outside commissions have been reduced overall by $0.7 million as we continue to focus on reducing discretionary spending, despite incurring TASER X2 product launch costs. In addition, $1.0 million relating to a litigation settlement for an officer injury during arrest claim was included in other expense in 2010, which is driving the decrease in other S,G&A expenses. Offsetting these reductions, legal, professional and accounting fees increased, driven by the timing and volume of pending litigation, and an increase in insurance premiums over the prior year amounts.

Research and Development Expenses

Research and development expenses were $8.1 million and $10.0 million for the years ended December 31, 2012 and 2011, respectively, a decrease of $1.9 million, or 18.5%. The reduction for 2012 compared to 2011 is driven by a continued reduction in headcount, consulting costs, and supplies costs.

Research and development expenses were $10.0 million and $11.4 million for the years ended December 31, 2011 and 2010, respectively, a decrease of $1.4 million or 12.5%. The reduction for 2011 compared to 2010 is driven by the impact of cost-reduction measures including continued reductions in consulting costs, headcount reductions and associated severance expenses incurred in 2010. Additionally, the launch of EVIDENCE.COM resulted in the Company including $4.8 million of expenses in cost of products sold in 2011 for ongoing delivery and maintenance of the product, compared to $3.1 million in 2010, following the service launch in the second quarter of 2010. Prior to the launch of EVIDENCE.COM, the cost of service delivered expenses were included in research and development.

Litigation Judgment Expense

During the second quarter of 2011, the Company recorded a $3.3 million litigation judgment expense, which represented a charge for an adverse jury verdict received in the Turner case. This charge represented management’s best estimate of the Company’s uninsured portion of the judgment after consideration of available insurance coverage. During 2011, management estimated the range of loss in the Turner case to be $0 to $3.8 million. During March 2012, the Federal District Court for the Western District of North Carolina granted the Company’s motion for remittitur and ordered the reduction of the original jury award from $10.0 million to approximately $4.4 million after offsets. On April 20, 2012, the court issued another order, which adjusted the award to $5.5 million. Based on this action by the court, the Company reversed a portion of the previously accrued litigation judgment expense during the three months ended March 31, 2012, which resulted in a benefit of $2.2 million at such time, resulting in a reserve of $1.1 million as of December 31, 2012.

Loss on Impairment

Loss on impairment for 2011 represents a $1.4 million asset impairment charge that was recorded in the second quarter of 2011 following our determination to abandon our Protector product line.

Loss on Write Down / Disposal of Property and Equipment, Net

Loss on write-down / disposal of property and equipment for 2011 was $2.8 million and consisted of $2.2 million related to the Video segment comprised of the following: (i) $1.4 million for tooling relative to the first generation AXON equipment; (ii) $0.8 million relative to the decision to dispose of surplus equipment and billing software for EVIDENCE.COM operations. The remaining $0.6 million related to tooling for the TASER X3, which is included in the CEW segment.

Interest and Other Income, Net

Interest and other income was less than $0.1 million and $1.3 million for the years ended December 31, 2012 and 2011, respectively. Other income for 2012 consists of primarily interest income. Other income for 2011 primarily consists of proceeds from a settlement agreement reached in our lawsuit against various brokerage firms involving the naked shorting of the Company’s stock. Interest and other income was less than $0.1 million for the year ended December 31, 2010.

Provision (Benefit) for Income Taxes

The provision for income taxes was $7.9 million for the year ended December 31, 2012. The effective income tax rate for 2012 was 34.8%. During 2012, the Company reversed a $1.4 million valuation allowance originally established in 2011. The valuation allowance related to a portion of the Arizona R&D tax credit that was expected to expire unused. Due to the Company’s return to profitability in 2012, among other things, management believes it is more likely than not the tax credit will be realized. The reversal of the $1.4 million valuation allowance resulted in a reduction to the Company’s effective tax rate. However, this favorable result was more than offset by the effects of state income tax and the change in the liability for unrecognized tax benefits of $1.0 million and $0.9 million, respectively. Other items combined for a net favorable impact in the Company’s effective tax rate. Excluding the effect of the reversal of the valuation allowance, the Company’s effective tax rate would have been 41.1%.

The benefit for income taxes was $2.6 million the year ended December 31, 2011. The effective income tax rate for 2011 was 26.9%. The 2011 effective tax rate was driven by the established valuation allowance of $1.4 million for a portion of the Arizona R&D tax credit that management then believed would not be realized before expiration in fifteen years as well as the impact of non-deductible expenses for items such as incentive stock option expense, meals and entertainment and lobbying expenses, making the income for tax purposes higher than the book pre-tax loss for 2011. Excluding the effect of the establishment of the $1.4 million valuation allowance, the effective tax rate would have been 41.7%. Further, in 2011 we recorded a tax benefit related to a 2010 tax return to provision true-up adjustment, primarily driven by higher than expected research and development tax credits, which increased the total tax benefit and consequently, the effective tax rate.

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

Net Income (Loss)

Due to factors discussed above, our net income improved by $21.8 million to $14.7 million of income for 2012 compared to a net loss of $7.0 million for 2011. Net income per basic and diluted share was $0.27 for 2012 compared to a loss of $0.12 per basic and diluted share for 2011.

Our net loss increased by $2.7 million to $7.0 million for 2011 compared to $4.4 million for 2010. Net loss per basic and diluted share was $0.12 for 2011 compared to $0.07 for 2010. The increase in our net loss primarily relates to: (i) litigation judgment expense of $3.3 million; (ii) excess inventory charges of $3.7 million; (iii) loss on write down / disposal of property and equipment, net of $2.8 million; and (iv) loss on impairment of $1.4 million, all of which are described in more detail above. Offsetting these charges were increased net sales of $3.1 million, a decrease in cost of products sold as a percentage of net sales and lower overall sales, general and administrative expenses and research and development expenses.

Liquidity and Capital Resources

Summary

As of December 31, 2012, we had $36.1 million of cash and cash equivalents, an increase of $14.8 million from the end of 2011. As of December 31, 2011, we had $21.3 million of cash, a decrease of $21.4 million from the end of 2010.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Operating activities	$26,517	$17,266	$732
Investing activities	1,681	(7,598)	(4,472)
Financing activities	(13,363)	(31,062)	929
Effect of exchange rate changes on cash and cash equivalents	(9)	10	(10)

Increase (decrease) in cash and cash equivalents	$14,826	$(21,384)	$(2,821)

Operating activities

Net cash provided by operating activities in 2012 of $26.5 million consists of $14.7 million in net income, the net add-back of non-cash income statement items totaling $11.6 million and a $0.2 million net change in operating assets (net of operating liabilities). Included in the non-cash items are $6.5 million in depreciation and amortization expense, $6.4 million in deferred tax expense, and $3.4 million in stock-based compensation expense. These additions were partially offset by a reduction to operating cash flows of $2.2 million for the reversal of the litigation judgment expense and a $4.7 million reduction related to excess tax benefit from stock-based compensation that is included in financing activities. The most significant changes in operating assets and liabilities for the current twelve-month period include increases of $2.7 million and $4.2 million related to changes in accounts payable and other accrued liabilities, and deferred revenue, respectively. The change in accounts payable and other accrued liabilities resulted largely from $1.6 million from increased accounts payable due to increased supply purchases to support higher sales activity. In addition the Company accrued $1.0 million in legal settlements during the year, and had a $0.9 million increase in accrued payroll. Deferred revenue increased $4.2 million due to increased sales of extended warranties as well as sales of EVIDENCE.COM service and maintenance. These changes were partially offset by an increase in accounts and notes receivable of $6.1 million. The fluctuation in accounts and notes receivable was primarily driven by sales, which increased 27.5% during the year as compared to the prior year, and 50.6% in the three months ended December 31, 2012, as compared to the same three-month period in the prior year.

Net cash provided by operating activities in 2011 of $17.3 million includes a loss of $7.0 million, which was more than offset by the add-back of non-cash expenses totaling $21.4 million, and the positive impact on cash of changes in operating assets (net of operating liabilities) of $2.9 million. Included in the add-back of non-cash expenses is stock-based compensation expense of $3.0 million, depreciation and amortization expense of $8.1 million, asset impairment charges of $1.4 million, a loss on write down / disposal of fixed assets of $2.8 million, and a $3.3 million litigation judgment accrual. Changes in operating assets (net of operating liabilities) include a $1.5 million reduction in accounts receivable due to timing of collections, and a $1.3 million reduction in inventory as we actively worked to reduce the levels of raw material and finished goods on hand during the 2011 period.

Net cash provided by operating activities was $0.7 million for the year ended December 31, 2010, which consisted of our net loss for the period of $4.4 million adjusted for the $12.1 million add-back of non-cash expenses, including stock-based compensation expense of $3.7 million and depreciation and amortization expense of $7.3 million. Changes in operating assets (net of operating liabilities) had a negative impact on cash of $7.0 million, including a $3.2 million reduction in accounts payable and accrued liabilities due to a reduction in spending; timing of period end check runs and a vendor payment of $1.2 million for the final installment on cartridge automation equipment; a $4.0 million increase in inventory attributable to our buildup of CEW finished goods for future orders as well as raw materials acquired for production of new products; and a $1.7 million increase in prepaids and other assets from the funding of our annual liability insurance premiums, an increase in training and evaluation equipment assets, and an increase in our income taxes receivable position at December 31, 2010. These changes were partially offset by a $1.8 million reduction in accounts receivable due to timing of collections and lower fourth quarter sales levels.

Investing activities

We generated $1.7 million from investing activities in 2012, comprised principally of $3.4 million of net proceeds from call/maturity of short-term investments offset by $1.7 million for the acquisition of various production and computer equipment and intangible assets, net of proceeds from asset disposals.

We used $7.6 million for investing activities in 2011, comprised principally of $5.5 million used for the net purchase of short-term investments and $2.1 million for the acquisition of various production and computer equipment and intangible assets, net of proceeds from asset disposals.

We used $4.5 million for investing activities in 2010, comprised principally of $2.2 million for capitalized software development costs related to EVIDENCE.COM and our Protector technology platform and $1.8 million for the acquisition of various production and computer equipment. We also invested $0.5 million in our intangible assets, principally new patent applications.

Financing activities

During 2012, net cash used by financing activities was $13.4 million, primarily attributable to the repurchase of $20.0 million of the Company’s common stock, which was purchased for an average of $5.22 per share, offset by $1.9 million of proceeds from the exercise of stock options. The purchase of common stock was made under a stock repurchase program authorized by TASER’s Board of Directors and as of August 13, 2012, the Company had completed the authorized repurchases. Further repurchases of our common stock may take place from time to time on the open market, will be financed with available cash and are subject to authorization as well as market and business conditions.

During 2012, the Company recorded $4.7 million for excess tax benefit related to stock-based compensation. The tax benefit relates to exercises occurring from the years 2006 through 2012 which gave rise to tax attribute carry forwards such as net operating losses and tax credits. The Company was able to recognize this benefit in 2012 due to its positive taxable income during the period that allowed for the utilization of those tax attributes for which no benefit had previously been recorded. Should the Company generate enough positive taxable income during 2013, between $2.4 and $2.6 million of excess tax benefits related to exercises in those years could be recorded, due to utilization of the remaining tax attributes.

During 2011, net cash used by financing activities was $31.1 million, primarily attributable to the repurchase of $32.5 million of the Company’s common stock, which was purchased for an average of $4.35 per share, offset by $1.4 million of proceeds from the exercise of stock options.

During 2010, net cash provided by financing activities of $0.9 was million primarily attributable to proceeds from stock options exercised.

Liquidity and Capital Resources

Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. We believe funds generated from our expected results of operations, as well as available cash and cash equivalents, will be sufficient to finance our operations and strategic initiatives for 2013. In addition, our $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. The line is secured by our accounts receivable and inventory, and bears interest at varying rates currently LIBOR plus 1.5% to prime. As of December 31, 2012, we had letters of credit outstanding of $0.6 million, leaving the net amount available for borrowing of $9.4 million. The facility matures on June 30, 2014. There can be no assurance, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At December 31, 2012 and 2011, there were no borrowings under the line.

Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed coverage charge ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At December 31, 2012, the Company’s tangible net worth ratio was 0.34:1 and its fixed charge coverage ratio was 3.28:1. Accordingly, the Company was in compliance with these covenants.

Based on our strong balance sheet and the fact that we had only $0.1 million in long-term debt and capital lease obligations at December 31, 2012, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.

On February 25, 2013, we announced that that our board of directors authorized a new share repurchase program for up to $25 million of its common stock. The repurchases will be funded by available cash, subject to working capital requirements. This new share repurchase program is in addition to the three programs fully executed in 2011 and 2012 for a total of $52.5 million. During March 2013, the Company obtained a waiver from the provider of its line of credit allowing for the execution of the share repurchase program without violation of the terms and covenants of its credit agreement.

Contractual Obligations

The following table outlines our future contractual financial obligations by period in which payment is expected, as of December 31, 2012 (dollars in thousands):

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Non-cancelable operating leases	$532	$274	$258	$—	$—
Capital leases	137	34	74	29	—
Interest on capital leases	17	7	8	1	—
Open purchase orders	12,696	12,696	—	—	—

Total contractual obligations	$13,382	$13,011	$341	$30	$—

Open purchase orders in the above table primarily represent non-cancelable purchase orders with key vendors, which are included in this table due to the Company’s strategic relationships with these vendors.

We are subject to U.S. Federal income tax as well as income taxes imposed by several states and foreign jurisdictions. As of December 31, 2012, we had $2.9 million of gross unrecognized tax benefits related to uncertain tax positions. The settlement period for our long-term income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next 12 months.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of December 31, 2012.

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

Product Warranties

We warrant our law enforcement CEWs from manufacturing defects on a limited basis for a period of one year after purchase and thereafter will replace any defective TASER unit for a fee. The AXON Flex, Evidence Transfer Manager (“ETM”), and related accessories are warranted for one year. Until September 1, 2012, the TASER C2 was warranted for a period of 90 days after purchase. As of September 1, 2012, the TASER C2 is warranted for a period of one year after purchase. Estimated costs for our standard warranty are charged to cost of products sold and services delivered, when revenue is recorded for the related product. We estimate future warranty costs based on historical data related to returns and warranty costs on a quarterly basis and apply this rate to current product sales. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. The accrued warranty liability expense is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of December 31, 2012 and 2011, our reserve for warranty returns was approximately $0.5 million and $0.4 million, respectively. Warranty expense in the years ended December 31, 2012, 2011 and 2010 was $0.5 million, $0.3 million and $0.8 million, respectively. Additional warranty expense was recorded in 2010 when we determined that a small percentage of our consumer CEWs had a battery defect as well as for the AXON system due to a cable connection deficiency resulting in a higher than normal replacement rate.

Revenue related to separately priced extended warranties is recorded as deferred revenue and subsequently recognized in net sales on a straight-line basis over the delivery period. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.

Inventory

Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities and a determination of what costs are considered to be abnormal fixed production costs, which are expensed as current period charges. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory decreased to $2.3 million at December 31, 2012, compared to $4.4 million at December 31, 2011. The decrease is primarily attributable to the disposal of some of the previously reserved for inventory during the year ended December 31, 2012. The reserve had primarily been attributable to excess inventory of the Company’s TASER X3 CEW and first generation AXON product lines, which are described further above. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves may be necessary.

Revenue Recognition and Accounts and Notes Receivable

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

Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts and notes receivable are presented net of an allowance for doubtful accounts. This allowance represents our best estimate and is based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. Our allowance for doubtful accounts was $0.2 million at December 31, 2012, and $0.5 million at December 31, 2011. In the event that actual uncollectible amounts differ from these estimates, changes in allowances for doubtful accounts may be necessary.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $7.4 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2012 tax years, net of the federal benefit on the Arizona and California research and development tax credits. Management made the determination that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, has established a liability for unrecognized tax benefits of $2.8 million as of December 31, 2012. Also included as part of the $2.9 million total liability for unrecognized tax benefits is a management estimate of $106,000 related to uncertain tax positions for certain state income tax liabilities. As of December 31, 2012, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $2.9 million be recognized, the Company’s effective tax rate would be favorably impacted. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

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

In preparing our consolidated financial statements, management assesses the likelihood that our deferred tax assets will be realized from future taxable income. In evaluating our ability to recover our deferred income tax assets, management considers all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of December 31, 2012, the Company would need to generate approximately $48 million of pre-tax book income in order to realize the net deferred tax assets for which a benefit has been recorded. This estimate considers the reversal of approximately $2.1 million of gross deferred tax liabilities, $0.8 million tax-effected. We also have gross deferred tax assets of $138,000, $47,000 tax-effected, related to state NOLs which expire at various dates between 2014 and 2026. We anticipate future income to trend upward from our 2012 results, with pre-tax book income projected in 2013 and beyond. We expect the Company to generate sufficient pre-tax book income to realize its deferred tax assets.

As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of December 31, 2012, in part because in the current year the Company achieved three years of cumulative pre-tax income in the U.S. federal and Arizona tax jurisdictions, management determined that sufficient positive evidence exists to conclude that it is more likely than not that deferred taxes related to Arizona R&D credits of $1.4 million are realizable, and therefore, reversed the valuation allowance related to that item.

Stock-Based Compensation

We have historically granted stock-based compensation for various equity owners and key employees as a means of attracting and retaining quality personnel. We have utilized restricted stock units and stock options; however, no stock options were issued during 2012. The fair value of restricted stock units is estimated as the closing price of our common stock on the date of grant. We estimate the fair value of granted stock options by using the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (forfeitures). The expense for both restricted stock units and stock options is recorded over the life of the grant net of forfeitures.

We have granted a total of approximately 1.2 million performance-based awards (options and restricted stock units) of which approximately 0.8 million are outstanding as of December 31, 2012, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance. These options will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on our statements of operations. Refer to Note 1 (q) to our consolidated financial statements included elsewhere in this annual report on Form 10-K for further discussion of our valuation assumptions.

Contingencies and Accrued Litigation Expense

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest in a limited number of financial instruments, consisting principally of investments in money market accounts, commercial paper and debt securities with a typical long-term debt rating of “AA” or better by any nationally recognized statistical rating organization, denominated in United States dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. As of December 31, 2012, we estimate that a 10 basis point increase or decrease in interest rates would result in a change in the fair market value of these instruments of less than $0.1 million and would result in a change in annual interest income of less than $0.1 million.

Additionally, we have access to a line of credit borrowing facility which bears interest at varying rates, currently at LIBOR plus 1.5% to prime. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $0.6 million at December 31, 2012. At December 31, 2012, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $9.4 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

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

Item 8. Financial Statements and Supplementary Data

TASER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$36,126,791	$21,300,733
Short-term investments	1,680,958	5,108,189
Accounts and notes receivable, net of allowance of $200,000 and $450,000 as of December 31, 2012 and 2011, respectively	18,101,240	11,780,135
Inventory, net	10,993,209	11,484,761
Prepaid expenses and other current assets	2,754,331	2,089,676
Deferred income tax assets, net	9,395,987	9,968,929

Total current assets	79,052,516	61,732,423
Property and equipment, net	21,952,201	26,845,220
Deferred income tax assets, net	11,605,812	12,716,169
Intangible assets, net	3,317,169	3,224,006
Other assets	308,553	444,933

Total assets	$116,236,251	$104,962,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,222,904	$4,513,938
Accrued liabilities	7,065,085	7,643,004
Current portion of deferred revenue	4,287,305	3,317,641
Customer deposits	500,018	413,314
Current portion of capital lease payable	33,947	—

Total current liabilities	18,109,259	15,887,897
Deferred revenue, net of current portion	7,835,767	4,636,901
Liability for unrecognized tax benefits	2,902,896	1,982,399
Long-term portion of capital lease payable	103,283	—

Total liabilities	28,951,205	22,507,197

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2012 and 2011	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 52,770,392 and 55,696,608 shares issued and outstanding as of December 31, 2012 and 2011, respectively	661	652
Additional paid-in capital	111,661,393	101,597,626
Treasury stock at cost, 13,363,789 and 9,556,183 shares as of December 31, 2012 and 2011, respectively	(67,203,043)	(47,207,093)
Retained earnings	42,883,067	28,145,325
Accumulated other comprehensive loss	(57,032)	(80,956)

Total stockholders’ equity	87,285,046	82,455,554

Total liabilities and stockholders’ equity	$116,236,251	$104,962,751

The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31,

	2012	2011	2010
Net sales	$114,752,748	$90,027,906	$86,930,019
Cost of products sold and services delivered	47,038,173	41,752,520	41,563,144
Excess inventory charges	—	3,746,149	—

Gross margin	67,714,575	44,529,237	45,366,875

Operating expenses:
Sales, general and administrative	39,086,190	38,000,455	39,021,564
Research and development	8,139,359	9,989,219	11,411,889
Litigation judgment	(2,200,000)	3,301,243	—
Loss on impairment	—	1,353,857	—
Loss on write down / disposal of property and equipment, net	160,506	2,800,396	73,061

Total operating expenses	45,186,055	55,445,170	50,506,514

Income (loss) from operations	22,528,520	(10,915,933)	(5,139,639)
Interest and other income, net	82,842	1,287,192	25,819

Income (loss) before provision (benefit) for income taxes	22,611,362	(9,628,741)	(5,113,820)
Provision (benefit) for income taxes	7,873,620	(2,588,875)	(729,385)

Net income (loss))	$14,737,742	$(7,039,866)	$(4,384,435)

Net income (loss) per common and common equivalent shares:
Basic	$0.27	$(0.12)	$(0.07)
Diluted	$0.27	$(0.12)	$(0.07)
Weighted average number of common and common equivalent shares outstanding:
Basic	53,827,204	59,435,624	62,524,446
Diluted	54,722,785	59,435,624	62,524,446

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Net income (loss)	$14,737,742	$(7,039,866)	$(4,384,435)
Foreign currency translation adjustments	23,924	(45,511)	(35,445)

Comprehensive income (loss)	$14,761,666	$(7,085,377)	$(4,419,880)

The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2012, 2011 AND 2010

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balance, December 31, 2009	62,119,063	$642	$92,839,165	2,091,600	$(14,708,237)	$—	$39,569,626	$117,701,196
Exercise of stock options	502,205	5	1,001,471	—	—	—	—	1,001,476
Stock-based compensation	—	—	3,682,675	—	—	—	—	3,682,675
Excess tax benefit from stock-based compensation	—	—	52,147	—	—	—	—	52,147
Reversal of tax benefit from stock options forfeited	—	—	(329,143)	—	—	—	—	(329,143)
Stock option buyback	—	—	(124,230)	—	—	—	—	(124,230)
Net loss	—	—	—	—	—	—	(4,384,435)	(4,384,435)
Foreign currency translation adjustments	—	—	—	—	—	(35,445)	—	(35,445)

Balance, December 31, 2010	62,621,268	647	97,122,085	2,091,600	(14,708,237)	(35,445)	35,185,191	117,564,241
Exercise of stock options	539,923	5	1,427,413	—	—	—	—	1,427,418
Stock-based compensation	—	—	3,038,300	—	—	—	—	3,038,300
Excess tax benefit from stock-based compensation	—	—	9,828	—	—	—	—	9,828
Purchase of treasury stock	(7,464,583)	—	—	7,464,583	(32,498,856)	—	—	(32,498,856)
Net loss	—	—	—	—	—	—	(7,039,866)	(7,039,866)
Foreign currency translation adjustments	—	—	—	—	—	(45,511)	—	(45,511)

Balance, December 31, 2011	55,696,608	652	101,597,626	9,556,183	(47,207,093)	(80,956)	28,145,325	82,455,554
Exercise of stock options	881,390	9	1,929,299	—	—	—	—	1,929,308
Stock-based compensation	—	—	3,421,506	—	—	—	—	3,421,506
Excess tax benefit from stock-based compensation	—	—	4,712,962	—	—	—	—	4,712,962
Purchase of treasury stock	(3,807,606)	—	—	3,807,606	(19,995,950)	—	—	(19,995,950)
Net income	—	—	—	—	—	—	14,737,742	14,737,742
Foreign currency translation adjustments	—	—	—	—	—	23,924	—	23,924

Balance, December 31, 2012	52,770,392	$661	$111,661,393	13,363,789	$(67,203,043)	$(57,032)	$42,883,067	$87,285,046

The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$14,737,742	$(7,039,866)	$(4,384,435)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,519,250	8,096,543	7,286,915
Loss on impairment	—	1,353,857	—
Loss on write-down / disposal of property and equipment, net	160,506	2,800,396	73,061
Loss on disposal of intangibles	194,912	54,356	47,947
Bond premium amortization	28,718	371,304	—
(Recovery) Provision for doubtful accounts	(242,230)	296,016	48,903
Provision for excess and obsolete inventory	553,701	4,610,197	1,278,284
Provision for warranty	526,563	309,779	843,268
Stock-based compensation expense	3,421,506	3,038,300	3,682,675
Litigation judgment	(2,200,000)	3,301,243	—
Deferred income taxes	6,396,261	(2,480,856)	(1,088,377)
Provision for unrecognized tax benefits	920,497	(299,441)	17,061
Excess tax benefit from stock-based compensation	(4,712,962)	(9,828)	(52,147)
Change in assets and liabilities:
Accounts and notes receivable	(6,078,875)	1,463,031	1,768,134
Inventory	(62,149)	1,327,801	(4,007,939)
Prepaid expenses and other assets	(625,911)	(373,709)	(1,715,403)
Accounts payable and accrued liabilities	2,724,450	109,051	(3,246,517)
Deferred revenue	4,168,530	296,422	163,876
Customer deposits	86,704	41,169	16,219

Net cash provided by operating activities	26,517,213	17,265,765	731,525

Cash flows from investing activities:
Purchases of investments	(6,242,031)	(11,479,493)	—
Proceeds from call / maturity of investments	9,640,544	6,000,000	—
Purchases of property and equipment	(1,333,986)	(1,854,083)	(4,023,691)
Proceeds from disposal of fixed assets	45,511	149,400	30,972
Purchases of intangible assets	(428,983)	(413,466)	(478,983)

Net cash provided by (used in) investing activities	1,681,055	(7,597,642)	(4,471,702)

Cash flows from financing activities:
Repurchase of common stock	(19,995,950)	(32,498,856)	—
Repurchase of stock options	—	—	(124,230)
Proceeds from options exercised	1,929,308	1,427,418	1,001,476
Payments on capital lease obligation	(9,736)	—	—
Excess tax benefit from stock-based compensation	4,712,962	9,828	52,147

Net cash (used in) provided by financing activities	(13,363,416)	(31,061,610)	929,393

Effect of exchange rate changes on cash and cash equivalents	(8,794)	9,979	(10,024)
Net increase (decrease) in cash and cash equivalents	14,826,058	(21,383,508)	(2,820,808)
Cash and cash equivalents, beginning of year	21,300,733	42,684,241	45,505,049

Cash and cash equivalents, end of year	$36,126,791	$21,300,733	$42,684,241

The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

TASER International, Inc. (“TASER” or the “Company”) is a developer and manufacturer of advanced conducted electrical weapons (“CEWs”) designed for use in law enforcement, federal, military, corrections, private security and personal defense. In addition, the Company has developed full technology solutions for the capture, storage and management of video/audio evidence as well as other tactical capabilities for use in law enforcement. The Company sells its products worldwide through its direct sales force, distribution partners, online store and third-party resellers. The Company was incorporated in Arizona in September 1993, and reincorporated in Delaware in January 2001. The Company’s corporate headquarters and manufacturing facilities are located in Scottsdale, Arizona. The Company’s internet services and software development division facilities are located in Carpenteria, California and Bellevue, Washington.

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

c. Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials which approximates the first-in, first-out (“FIFO”) method and includes allocations of manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on management’s best estimate after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Management evaluates inventory costs for abnormal costs due to excess production capacity and treats such costs as period costs.

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

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

e. Capitalized Software Development Costs

For development costs related to EVIDENCE.COM, the Company’s Software-as-a-Service (“SaaS”) product, the Company capitalized qualifying computer software costs that were incurred during the application development stage. Costs related to preliminary project planning activities and post-implementation activities were expensed as incurred. There were no software development costs capitalized for the years ending December 31, 2012 and 2011. For the year ending December 31, 2010, software development costs capitalized were $3.7 million. Amortization of capitalized software development costs commenced during the third quarter of 2010 and was $1.2 million, $1.3 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December, 31, 2012, six months remain to be amortized relating to the capitalized software development costs of EVIDENCE.COM.

For development costs related to the TASER Protector Platform, the Company capitalized a portion of the development costs paid to RouteCloud LLC for development of the Protector Platform technology under the terms of a joint venture agreement. At December 31, 2010, these capitalized software development costs were $0.8 million. However, during 2011 the Company recognized a $1.4 million impairment charge for the Protector product line following the Company’s decision to abandon the development of this product line, which included write-offs of capitalized software development, prepaid royalties and pre-sale inventory.

f. Impairment of Long-Lived Assets

Management evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. Such circumstances could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way our products are branded and marketed. In performing the review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. As discussed above, during 2011, the Company recognized an impairment charge of $1.4 million relative to its Protector product line following the Company’s decision to abandon ongoing operations for this product line. Further, the Company recognized a charge of $2.8 million during 2011, relative to the write down / disposal of property and equipment. This charge relates to the disposal of surplus equipment for EVIDENCE.COM operations, and impairment of production tooling related to the first generation AXON video product line and the TASER X3 CEW product line. No impairment losses were recorded in 2012 or 2010.

g. Customer Deposits

The Company requires deposits in advance of shipment for certain customer sales orders. Customer deposits are recorded as a current liability on the accompanying consolidated balance sheets.

h. Revenue Recognition and Accounts and Notes Receivable

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

In most instances, sales of the Company’s law enforcement products are final and its customers do not have a right to return the product. Until September 1, 2012, the TASER C2 was warranted for a period of 90 days after purchase. As of September 1, 2012, the TASER C2 is warranted for a period of one year after purchase. The historical product return rate is used to determine the return reserve.

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

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2010, the Company began selling its AXON on-officer video product and EVIDENCE.COM, the Company’s SaaS product. In some instances, AXON equipment is sold separately, but in most instances the AXON equipment and EVIDENCE.COM SaaS are sold together. In these instances, customers typically purchase the equipment and SaaS in advance, with the AXON equipment representing a deliverable that is provided to the customer at the time of sale, and EVIDENCE.COM services provided over a specified service term, which has typically ranged from one to five years. The Company recognizes revenue for the AXON equipment at the time of the sale consistent with the discussion of multiple deliverable arrangements above. Revenue for EVIDENCE.COM service is deferred at the time of the sale and recognized over the service period. At December 31, 2012 and 2011, $1.3 million and $0.3 million were deferred for payments the Company received from customers, which is being recognized over the service term.

The Company offers customers the right to purchase extended warranties that include additional services and coverage beyond the limited warranty for certain products. Revenue for extended warranty purchases is deferred at the time of sale and recognized over the warranty period commencing on the date of sale. The extended warranties range from one to four years. At December 31, 2012 and 2011, $10.8 million and $7.2 million were deferred under this program, respectively. The current portion of deferred revenue represents deferred extended warranty revenue that is expected to be recognized in 2013.

The Company has a trade-in program for customers, allowing customers to trade-in their existing CEWs for the TASER X2 or the new TASER X26P CEWs. To qualify for the credit the customer must purchase an upgrade kit, which is multi-deliverable in nature because it includes an extended warranty on the TASER X2 and X26P CEWs. Credits ranged from $300 at the end of 2011 to $160 at the end of 2012. The upgrade credit offered to customers is deferred at the time of sale, and the credit is allocated among the deliverables of the program based upon vendor-specific objective evidence of selling prices. The total credits issued under this program were $3.5 million, of which $0.6 million is pending and offset with accounts receivable at December 31, 2012. At December 31, 2011, the total credits issued under this program were $2.1 million, of which $1.1 was pending, and offset with accounts receivable. The Company had a similar program in 2010 to upgrade existing M26 customers to the X26 or X3, and at December 31, 2010, there was $0.1 million of amounts related to trade-in credits.

Certain of the Company’s customers are charged shipping fees, which are recorded as a component of net sales. Sales tax collected on sales is netted against government remittances and thus, recorded on a net basis. Training revenue is recorded as the service is provided.

Sales are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated potential losses. Uncollectable accounts are charged to expense when deemed uncollectible, and accounts and notes receivable are presented net of an allowance for doubtful accounts. This allowance represents our best estimate and is based on our judgment after considering a number of factors, including third-party credit reports, actual payment history, cash discounts, customer-specific financial information and broader market and economic trends and conditions.

The Company may, from time to time, enter into agreements with its customers to finance their purchases with a note receivable that may range in terms up to five years. Sales are recorded at the fair value of the note which is generally sold and assigned to a third-party financing company. The terms of the assignments are such that the Company expects to receive payment within 30 days of the original sale. The assignments are non-recourse and the Company has no obligations or continuing involvement with the notes receivable. Prior to entering into an assignment, the Company evaluates the credit quality and financial condition of the third-party financing company. As of December 31, 2012, there was a balance of $3.1 million, which was collected subsequent to year end, included in accounts and notes receivable related to such arrangements, all of which had been assigned as of the balance sheet date. The Company did not record any interest income on notes receivable due to minimal holding periods, nor has the Company recognized gains or losses upon the assignment of the notes.

i. Cost of Products Sold and Services Provided

Cost of products sold represents manufacturing costs, consisting of materials, labor and overhead related to finished goods and components. Shipping costs incurred related to product delivery are also included in cost of products sold. Cost of services provided includes data center operations, third party cloud services, and software maintenance costs associated with EVIDENCE.COM.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

j. Advertising Costs

The Company expenses advertising costs in the period in which they are incurred. The Company incurred advertising costs of $0.2 million, $0.3 million and $0.7 million in the years ended December 31, 2012, 2011 and 2010, respectively. Advertising costs are included in sales, general and administrative expenses in the accompanying statements of operations.

k. Warranty Costs

The Company warrants law enforcement CEWs from manufacturing defects on a limited basis for a period of one year after purchase and thereafter, will replace any defective TASER unit for a fee intended to cover the costs incurred by the Company. The AXON Tactical Computer, the Com Hub user interface, Evidence Transfer Manager (“ETM”), and Headcam are warranted for one year. Until September 1, 2012, the TASER C2 was warranted for a period of 90 days after purchase. As of September 1, 2012, the TASER C2 is warranted for a period of one year after purchase. Estimated costs for the standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. Future warranty costs are estimated based on historical data related to returns and warranty costs on a quarterly basis and this rate is applied to current product sales. Historically, reserve amounts have been increased if management becomes aware of a component failure that could result in larger than anticipated returns from customers. The accrued warranty liability expense is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.

The reserve for warranty returns is included in accrued liabilities on the condensed consolidated balance sheet. For the twelve months ended December 31, 2012, the warranty expense increased compared to the same period in the prior year due to increased sales. Changes in the Company’s estimated product warranty liabilities are as follows:

	2012	2011	2010
Balance, beginning of period	$427,459	$646,113	$369,311
Utilization of accrual	(470,301)	(528,433)	(566,466)
Warranty expense	526,563	309,779	843,268

Balance, end of period	$483,721	$427,459	$646,113

l. Research and Development Expenses

The Company expenses research and development costs as incurred. The Company incurred product development expense of $8.1 million, $10.0 million and $11.4 million in 2012, 2011 and 2010, respectively.

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

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

n. Concentration of Credit Risk and Major Customers / Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts and notes receivable and cash. Sales are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Uncollectable accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts, which totaled $0.2 million and $0.5 million as of December 31, 2012 and 2011, respectively. Historically, the Company has experienced a low level of write-offs related to doubtful accounts. During the year ended 2011, the Company recorded a reserve for bad debt expense of $0.3 million related to an account receivable from a distributor. Due to a modification of the business relationship between the Company and the distributor, the Company determined the receivable had been impaired and the entire balance should be reserved. During 2012, the balance on the account was collected. As the cash was collected, the Company reversed the allowance, resulting in a net credit to bad debt expense for the year ended December 31, 2012.

We maintain the majority of our cash and cash equivalent accounts at three depository institutions. As of December 31, 2012, our aggregate balances in such accounts were $36.1 million. The Company’s balances with these institutions regularly exceed FDIC insured limits; however, to manage the related credit exposure, we continually monitor the credit worthiness of the financial institutions where we have deposits.

The Company sells its products primarily through a network of unaffiliated distributors. The Company also reserves the right to sell directly to the end user to secure the customer’s account. In 2012, one distributor represented 12.8% of total net sales with no other customers exceeding this threshold. In 2011, one distributor represented 12.7% of total net sales with no other customers exceeding this threshold. In 2010, no single customer exceeded 10% of total sales.

At December 31, 2012, the Company had a trade note receivable from one unaffiliated customer comprising 17.2% of the aggregate accounts receivable balance. At December 31, 2011, the Company had accounts receivable from two customers comprising 12.9% and 12.5% of the aggregate accounts and notes receivable balance. These customers are unaffiliated distributors of the Company’s products.

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

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has cash equivalents, which at December 31, 2012 and December 31, 2011, was comprised of money market mutual funds. At December 31, 2012 and 2011, the Company also held short-term investments consisting of commercial paper and a certificate of deposit. Based on management’s ability and intent to hold these investments to maturity, they are recorded at amortized cost on the balance sheet. Refer to Note 2 for additional fair value disclosures for these short-term investments. The Company’s financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values as of December 31, 2012 and 2011.

p. Segment and Geographic Information

The Company is comprised of two reportable segments: the sale of CEWs, accessories and other products and services (the “CEW segment); and the Video business which includes the TASER Cam, AXON Video products and EVIDENCE.COM (the “Video segment”). Reportable segments are determined based on discrete financial information reviewed by the Company’s Chief Executive Officer who is the Chief Operating Decision Maker (the “CODM”) for the Company. The Company organizes and reviews operations based on products and services, and currently there are no operating segments that are aggregated. The Company performs an annual analysis of its reportable segments. Additional information related to the Company’s business segments is summarized in Note 15.

For the three years ended December 31, 2012, 2011 and 2010, net sales by geographic area were as follows:

	Year Ended December 31,
	2012	2011	2010
United States	81%	80%	79%
Other Countries	19	20	21

Total	100%	100%	100%

Sales to customers outside of the United States are typically denominated in U.S. dollars and are attributed to each country based on the shipping address of the distributor or customer. For the three years ended December 31, 2012, 2011 and 2010, no individual country outside the United States represented more than 10% of net sales. Substantially all of the Company’s assets are located in the United States.

q. Stock-Based Compensation

The Company calculates the fair value of stock options using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected life and risk-free interest rates. The fair value of restricted stock units is estimated as the closing price of our common stock on the date of grant.

No options were awarded during the year ended December 31, 2012. The assumptions used for the years ended December 31, 2011 and 2010, and the resulting estimates of weighted-average fair value per share of options granted during those periods, excluding the effects of the exchange program, are as follows:

	2011	2010
Weighted average / range of volatility	56%	61%
Risk-free interest rate	1.6	2.0
Dividend rate	—	—
Expected life of options	4.5 years	4.5 years
Weighted average fair value of options granted	$2.16	$2.59

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The expected life of the options represents the estimated period of time from grant date until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on a combination of historical volatility of the Company’s stock and the one-year implied volatility of its publicly traded options for the related vesting periods. The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

The estimated fair value of stock-based compensation awards is amortized to expense on a straight-line basis over the requisite service periods. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s forfeiture rate was calculated based on its historical experience of awards which ultimately vested. See Note 11 for further discussion of the Company’s stock-based compensation.

r. Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted income per share reflects the potential dilution that would occur if outstanding stock options were exercised utilizing the treasury stock method. The calculation of the weighted average number of shares outstanding and earnings per share are as follows:

	For the Year Ended December 31, 2011
	2012	2011	2010
Numerator for basic and diluted earnings per share:
Net income (loss)	$14,737,742	$(7,039,866)	$(4,384,435)

Denominator:
Weighted average shares outstanding—basic	53,827,204	59,435,624	62,524,446
Dilutive effect of stock-based awards	895,581	—	—

Diluted weighted average shares outstanding	54,722,785	59,435,624	62,524,446

Anti-dilutive stock-based awards excluded (1)	3,205,231	6,972,097	5,075,621
Net income (loss) per common share:
Basic	$0.27	$(0.12)	$(0.07)
Diluted	0.27	(0.12)	(0.07)

(1)	For the years ended December 31, 2011 and 2010, all outstanding awards were excluded from the computation of diluted net loss per common share because inclusion would be anti-dilutive, reducing the net loss per share.

s. Recently Issued Accounting Guidance

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income (“OCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance is effective for fiscal years beginning after December 15, 2012. The amendments do not change the current requirements for reporting net income or OCI in financial statements and the Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued an ASU to simplify the impairment testing for indefinite-lived intangibles by allowing an entity to first assess qualitative factors, considering the totality of events and circumstances, to determine that it is more likely than not that the carrying amount of a reporting unit is less than its fair value. If it is not, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. The new guidance is effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In June 2011, the FASB issued guidance to require presentation of the total of comprehensive income, the components of net income and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Regardless of which format is chosen, the amendments establish a requirement for entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. This guidance was effective for the Company on January 1, 2012. The adoption of the amendment resulted in a change to our presentation of comprehensive income, but did not have an impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued amended standards to achieve a consistent definition of fair value and common requirements for measurement of, and disclosure about fair value between U.S. generally accepted accounting principles and International Financial Reporting Standards. For assets and liabilities categorized as Level 3 and recognized at fair value, these amended standards require disclosure of quantitative information about unobservable inputs, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. In addition, these amended standards require that we disclose the level in the fair value hierarchy for financial instruments disclosed at fair value but not recorded at fair value. These new standards were effective for fiscal years beginning after December 15, 2011. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

2. Cash, Cash Equivalents and Investments

Cash and cash equivalents include funds on hand and highly liquid investments purchased with initial maturity of three months or less. Short-term investments include securities with an expected maturity date within one year of the balance sheet date that do not meet the definition of cash equivalent. The Company’s short-term investments are invested in corporate bonds, which, based on management’s intent and ability, are classified as held to maturity investments and are recorded at amortized cost.

The following is a summary of cash, cash equivalents and held-to-maturity investments by type at December 31:

	December 31, 2012				December 31, 2011
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Cash and money market funds	$36,126,791	$—	$—	$36,126,791	$21,300,733	$—	$—	$21,300,733
Corporate bonds	958	—	—	958	5,008,189	—	(3,238)	5,004,951
Certificate of deposit	1,680,000	—	(1,488)	1,678,512	100,000	—	(69)	99,931

Total cash, cash equivalents and investments	$37,807,749	$—	$(1,488)	$37,806,261	$26,408,922	$—	$(3,307)	$26,405,615

Fair value in the above table was determined using level 1 inputs. The Company believes the unrealized losses on the Company’s investments are due to interest rate fluctuations. As these investments are short-term in nature, are expected to be redeemed at par value and because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2012.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the classification of cash, cash equivalents and investments in the accompanying balance sheet:

	2012	2011
Cash	$19,811,735	$6,061,523
Cash equivalents	16,315,056	15,239,210

Total cash and cash equivalents	36,126,791	21,300,733
Short-term investments	1,680,958	5,108,189

Total cash, cash equivalents and investments	$37,807,749	$26,408,922

3. Inventory

Inventories consisted of the following at December 31:

	2012	2011
Raw materials	$9,689,172	$11,304,265
Work-in-process	131,492	304,783
Finished goods	3,492,167	4,306,585
Reserve for excess and obsolete inventory	(2,319,622)	(4,430,872)

Total inventory	$10,993,209	$11,484,761

During 2011, the Company recognized a charge of $3.7 million for excess inventory relative to two specific product lines: the TASER X3 CEW, and the first generation of AXON. The success of the new TASER X2 led the Company to conclude that it would not sell its current level of TASER X3 CEW inventory, resulting in an excess inventory charge of $1.7 million. Similarly, with the launch of the Company’s new AXON Flex system for the Video segment, the Company concluded it would not sell its current level of first generation AXON inventory, resulting in an excess inventory charge of $2.0 million. The Company disposed of some of its previously reserved for inventory during the year ended December 31, 2012, thereby reducing the reserve compared to the year ended December 31, 2011.

4. Property and Equipment

Property and equipment consisted of the following at December 31:

	Estimated
	Useful Life	2012	2011
Land	N/A	$2,899,962	$2,899,962
Building	39 years	13,862,194	13,998,874
Production equipment	3-7 years	18,180,517	17,338,392
Computer equipment	3-5 years	7,480,592	8,482,545
Furniture and office equipment	5-7 years	3,358,778	3,076,331
Vehicles	5 years	270,223	313,325
Website development costs	3 years	600,949	600,949
Capitalized software development costs	3 years	3,670,122	3,806,547
Construction-in-process	N/A	521,988	797,306

Total cost		50,845,325	51,314,231
Less: Accumulated depreciation		(28,893,124)	(24,469,011)

Property and equipment, net		$21,952,201	$26,845,220

During the years ended December 31, 2012, 2011 and 2010, the Company recognized $0.2 million, $2.8 million and $0.1 million in the write/down and disposal of property and equipment, net. The 2011 amount consisted of the following: (i) $1.4 million for tooling relative to the first generation AXON equipment, which is discussed further above; (ii) $0.8 million relative to the decision to dispose of surplus equipment and billing software for EVIDENCE.COM operations; and (iii) $0.6 million for tooling relative to the TASER X3.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Also in 2011, the Company recognized an impairment charge of $1.4 million following the Company’s determination to abandon the Protector product line, of which $0.7 million related to property and equipment. The write-off of the Protector product line is included in the Loss on impairment line item in the accompanying consolidated statement of operations for the year ended December 31, 2012.

Depreciation and amortization expense relative to property and equipment, including equipment under capital lease, was $6.3 million, $7.5 million and $6.8 for the years ended December 31, 2012, 2011 and 2010, respectively, of which $4.7 million, $5.2 million and $4.3 million is included in cost of products sold and services provided for the respective years.

5. Intangible Assets

Intangible assets consisted of the following:

		December 31, 2012			December 31, 2011
		Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized:
Domain names	5 years	$139,431	$(103,840)	$35,591	$139,431	$(91,943)	$47,488
Issued patents	4-15 years	1,528,955	(362,032)	1,166,923	1,500,192	(342,940)	1,157,252
Issued trademarks	9-11 years	362,106	(101,561)	260,545	293,183	(65,028)	228,155
Non-compete agreement	5-7 years	—	—	—	150,000	(150,000)	—

Total amortized		2,030,492	(567,433)	1,463,059	2,082,806	(649,911)	1,432,895

Not amortized:
TASER trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		954,110		954,110	891,111		891,111

Total not amortized		1,854,110		1,854,110	1,791,111		1,791,111

Total intangible assets		$3,884,602	$(567,433)	$3,317,169	$3,873,917	$(649,911)	$3,224,006

Amortization expense relative to intangible assets was $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated amortization for intangible assets with definitive lives for the next five years is as follows (year ended December 31):

2013	$149,498
2014	148,582
2015	139,831
2016	132,760
2017	129,187
Thereafter	763,201

Total	$1,463,059

6. Other Long-Term Assets

Other long-term assets consisted primarily of long-term prepaid licenses and training equipment used on a recurring basis for the Company’s training programs.

7. Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2012	2011
Accrued salaries and benefits	$2,416,268	$1,549,659
Accrued judgments and settlements	2,090,000	3,300,000
Accrued warranty expense	483,721	427,459
Accrued income and other taxes	295,595	272,300
Other accrued expenses	1,779,501	2,093,586

Accrued Liabilities	$7,065,085	$7,643,004

8. Commitments and Contingencies

a. Operating and capital lease obligations

The Company has entered into operating leases for various office space, storage facilities and equipment. Rent expense under all operating leases, including both cancelable and non-cancelable leases, was $1.4 million, $1.8 million and $1.6 for the years ended December 31, 2012, 2011, and 2010, respectively. The Company has executed subleases on certain of its operating leases that it expects will result in inflows to offset the future rent expense amounts noted below. The Company expects to receive approximately $64,000 and $50,000 in the years ended December 2013 and December 2014, respectively, associated with these subleases.

Included in property and equipment in the consolidated balance sheet as of December 31, 2012 is $137,000 of office equipment the Company acquired under a capital lease during the current year. The leased equipment has an original cost of $147,000 and associated accumulated amortization of $10,000 as of December 31, 2012. The Company’s capital lease obligation as of December 31, 2012 was $137,000 and bears an interest rate of 6.15%.

Future minimum lease payments under non-cancelable leases are as follows (years ended December 31):

	Operating	Capital
2013	$273,795	$41,445
2014	173,590	41,445
2015	84,494	41,445
2016	—	29,513
2017	—	—
Thereafter	—	—

Total minimum lease payments	$531,879	153,848

Less: Amount representing interest		(16,618)

Capital lease obligation		$137,230

b. Purchase commitments

The Company routinely enters into cancelable purchase orders with many of its key vendors. Based on the strategic relationships with many of these vendors, the Company’s ability to cancel these purchase orders and maintain a favorable relationship would be limited. As of December 31, 2012, the Company has $12.7 million of open purchase orders.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

c. Litigation

Product Litigation

The Company is currently named as a defendant in 28 lawsuits and one companion lawsuit in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CEW was used (or present) by law enforcement officers in connection with arrests or during training exercises. Companion cases arising from the same incident have been combined into one for reporting purposes. While the facts vary from case to case, the product liability claims are typically based on an alleged product defect resulting in injury or death, usually involving a failure to warn, and the plaintiffs are seeking monetary damages. The Company is defending each of these lawsuits vigorously and does not expect these lawsuits to individually or in the aggregate, materially affect our business, results of operations or financial condition. The information throughout this note is current through the filing date of this Annual Report on Form 10-K.

Turner (NC) lawsuit

The Turner (NC) lawsuit was tried in July 2011 and resulted in a jury verdict of $10.0 million against the Company. The Company filed post-trial motions seeking judgment as a matter of law notwithstanding the verdict and in the alternative, a new trial or alternatively, a remittitur of the jury award. During March 2012, the Federal District Court for the Western District of North Carolina granted the Company’s motion for remittitur and ordered the reduction of the original jury award from $10.0 million to approximately $4.4 million after offsets. On April 20, 2012, the court issued an order which adjusted the award to $5.5 million. On May 4, 2012, the court issued another order which entered judgment in the amount of $5.5 million plus costs and post-judgment interest. Based on this action by the court, the Company reversed a portion of the previously accrued litigation judgment during the year ended December 31, 2012, which resulted in a benefit of $2.2 million, leaving a reserve of $1.1 million as of December 31, 2012. The Company has appealed this verdict. The appeal is fully briefed but the Court has not yet set a date for oral argument.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

With respect to each of the pending lawsuits, the following table lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter. Companion cases arising from the same incident have been combined into one for reporting purposes.

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status
Washington	May-05	US District Court, ED CA	Wrongful Death	Discovery Phase; Trial scheduled Feb 2014
Hollman	Aug-06	US District Court, ED NY	Wrongful Death	Motion Phase
Salinas	Aug-08	US District Court, ND CA	Wrongful Death	Motion Phase, trial scheduled Jun 2013
Grable	Aug-08	FL 6th Judicial Circuit Court, Pinellas County	Training Injury	Discovery Phase
Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Discovery Phase
Peppler	Apr-09	Circuit Court 5th Judicial Dist., Sumter City, FL	Training Injury	Discovery Phase
Athetis	May-09	US District Court, AZ	Wrongful Death	Discovery Phase
Humphreys	Oct-09	CA Superior Court, San Joaquin County	Wrongful Death	Discovery Phase
Derbyshire	Nov-09	Ontario, Canada Superior Court of Justice	Officer Injury	Discovery Phase, trial scheduled May 2013
Rich	Feb-10	US District Court, NV	Wrongful Death	Pretrial phase
Thompson	Mar-10	11th Judicial Circuit Court Miami-Dade County, FL	Suspect Injury During Arrest	Discovery Phase
Doan	Apr-10	The Queens Bench Alberta, Red Deer Judicial Dist.	Wrongful Death	Pleading Phase
Piskura	May-10	US District Court, OH	Wrongful Death	Motion phase, trial scheuduled May 2013
Shymko	Dec-10	The Queens Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase
Juran	Dec-10	Hennepin County District Court, 4th Judicial District	Officer Injury	Discovery Phase
Wilson	May-11	US District Court, ED MO	Wrongful Death	Discovery Phase
Russell	Dec-11	U.S. District Court, VA	Wrongful Death	Motion Phase, trial scheduled Apr 2013
Ramsey	Jan-12	Broward County Circuit Court, 17th Judicial Circuit, FL	Wrongful Death	Discovery Phase
Duensing (NV)	Feb-12	US District Court, NV	Suspect Injury During Arrest	Pleading Phase
Mitchell	Apr-12	US District Court, ED MI	Wrongful Death	Discovery Phase, trial scheduled May 2014
City of Warren MI *	Apr-12	US District Court, ED MI	Third Party Complaint	Discovery Phase; trial set for May 2014
Firman	Apr-12	Ontario, Canada Superior Court of Justice	Wrongful Death	Pleading Phase
Ricks	May-12	US District Court, WD LA	Wrongful Death	Discovery Phase
Norman	Aug-12	US District Court, WD MO	Wrongful Death	Discovery Phase
Wingard	Oct-12	US District Court, WD PA	Wrongful Death	Pleading Phase
Manjares	Nov-12	US District Court, ED, WA	Suspect Injury During Arrest	Discovery Phase
McCarthy	Dec-12	US District Court, WD, NC	Wrongful Death	Pleading Phase
Miller	Jan-13	New Castle County Superior Court, DE	Wrongful Death	Pleading Phase
Fressadi	Feb-13	US District Court, AZ	Suspect Injury During Arrest	Pleading Phase

*	Companion case

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, other litigation matters in which the Company is involved that are currently on appeal are listed below:

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status
Kandt	Jun-09	US District Court, ND NY	Training injury	Opening brief was filed in November 2012. TASER’s Answering brief was filed in February 2013

Turner	Feb-10	US District Court, ED NC	Wrongful death	Appeal is fully briefed. Waiting for the Court to set the date for oral argument

Jacobs	Oct-10	District Court, Travis County, TX	Wrongful death	Appellants have requested a 45 day extension to file their opening brief. The brief was originally due in January 2013

Williams	Dec-10	US District Court, ND MS	Wrongful death	Appellant’s opening brief was filed in January 2013. TASER’s Answering brief is due March 2013.

Butler	Jan-11	US District Court, ND TX, Dallas	Training injury	Appellants filed their opening brief in January 2013. TASER’s Answering brief was filed February 2013.

Bachtel	Aug-11	14th Judicial District Circuit Court, Randolph County, MO	Wrongful Death	Apellant filed a notice of appeal in February 2013.

Cases that were dismissed or judgment entered during the fourth quarter and through the filing date of this Annual Report on Form 10-K are listed in the table below. Cases that were dismissed or judgment entered in prior fiscal quarters are not included in this table.

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status
Manjares (WA)	Jul-12	US District Court, ED WA	Suspect Injury During Arrest	Motion to dismiss granted for TASER

Kelley	Oct-10	District Court for Harris County, TX	Wrongful Death	Directed verdict granted for TASER

Jacobs	Oct-10	District Court for Travis County, TX	Wrongful Death	Summary Judgment granted for TASER, Appeal filed

Sylvester	Jun-11	US District Court, ND CA	Wrongful Death	Voluntary Dismissal

Neill	Jun-12	US District Ct. ED PA	Wrongful Death	Voluntary Dismissal

Fahy	Dec-09	Ciruit Court of the City of St. Louis, MO	Suspect Injury During Arrest	Defense Verdict at jury trial

Coto	Oct-11	Superior Court of CA, Los Angeles County CA	Wrongful Death	Voluntary Dismissal

Stough	Feb-11	US District Court, ED MO	Training Injury	Voluntary Dismissal

Bachtel	Aug-11	14th Judicial District Circuit Court, Randolph County, MO	Wrongful Death	Summary Judgment granted for TASER, Appeal filed

Payne	Mar-11	Blount County Circuit Court, TN	Suspect Injury During Arrest	Voluntary Dismissal

Nelson	Aug-11	CA Superior Court, Riverside County	Wrongful Death	Voluntary Dismissal

Glowczenski	Oct-04	U.S. District Court, ED NY	Wrongful Death	Summary Judgment granted for Taser

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The claims, and in some instances the defense, of each of these lawsuits have been submitted to the Company’s insurance carriers that maintained insurance coverage during the applicable periods. The Company continues to maintain product liability insurance coverage with varying limits and deductibles. The following table provides information regarding the Company’s product liability insurance. Remaining insurance coverage is based on information received from the Company’s insurance provider.

Policy Year	Policy Start Date	Policy End Date	Insurance Coverage	Deductible Amount	Defense Costs Covered	Remaining Insurance Coverage	Active Cases and Cases on Appeal
2004	12/01/03	12/01/04	$2.0	$0.1	N	$2.0	n/a
2005	12/01/04	12/01/05	10.0	0.3	Y	7.0	Washington
2006	12/01/05	12/01/06	10.0	0.3	Y	3.7	Hollman
2007	12/01/06	12/01/07	10.0	0.3	Y	8.0	n/a
2008	12/01/07	12/15/08	10.0	0.5	Y	—	Salinas, Grable, Koon, Peppler, Rich, Turner
2009	12/15/08	12/15/09	10.0	1.0	N	10.0	Athetis, Kandt, Humphreys, Derbyshire
2010	12/15/09	12/15/10	10.0	1.0	N	10.0	Thompson, Jacobs, Shymko, Doan, Piskura, Juran, Williams
2011	12/15/10	12/15/11	10.0	1.0	N	10.0	Butler, Wilson, Russell, Bachtel
Jan—Jun 2012	12/15/11	06/25/12	7.0	1.0	N	7.0	Ramsey, Duensing, Mitchell, City of Warren, Firman, Ricks
Jul—Dec 2012	06/25/12	12/15/12	12.0	1.0	N	12.0	Norman, Wingard, Manjares
2013	12/15/12	12/15/13	12.0	1.0	N	12.0	McCarthy, Miller, Fressadi

The amount of the remaining insurance coverage for the 2008 policy year is shown based on what has actually been paid out on cases in that policy year or held for the appellate bond in Turner (NC). If the Company is not successful in its appeal related to the Turner (NC) lawsuit, the policy will be fully exhausted for that policy year and as a result, the Company will have no remaining insurance coverage for other cases relating to the 2008 policy year. See additional information related to the Turner (NC) lawsuit discussed above in this Note 8(c).

Other Litigation

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

In July 2011, the Company filed a complaint against Karbon Arms, LLC for infringement of TASER’s U.S. Patent Nos. 7,800,885 and 7,782,592 in US District Court for the District of Delaware seeking damages, injunctive relief and an award of attorneys’ fees. Karbon Arms filed a counterclaim on July 18, 2011 alleging invalidity and non-infringement of four of TASER’s patents, tortuous interference with prospective contractual relations and for false advertising under the Lanham Act. TASER thereafter filed counter-counterclaims for infringement of U.S. Patent Nos. 7,602,597 and 6,999,295. This lawsuit is at the discovery phase, a Markman hearing was held, and a trial date has been set for January 2014.

In February 2012, the Company was served with a complaint in the matter of AA & Saba Consultants, Inc. v. TASER International, Inc. that was filed in the Superior Court for the County of Maricopa, Arizona, which alleges that the Company breached a contract by unilaterally terminating a distributor agreement between the Company and plaintiff without good cause. The complaint seeks an award for damages, costs, expenses and attorneys’ fees. TASER filed a counterclaim for breach of contract and fraud. This lawsuit is at the discovery phase and a trial date has been set for October 2013. The Company has made a settlement offer of $0.8 million to AA & SABA Consultants, Inc. which has not been accepted at the time of this filing. The Company has recorded the offer as an estimated liability.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In September 2012, the Company was served with a complaint in the matter of Chiko Katiki v. TASER International, Inc. that was filed in the Superior Court of the State of California, County of Sonoma which alleges that the TASER CEWs are firearms under California law and that TASER sold consumer model CEWs in California in violation of state laws. Plaintiff seeks class action status, an injunction, declaratory relief, and an award for damages, punitive damages, costs, expenses, and attorneys’ fees. TASER removed the matter to U.S. District Court, Northern Division court and in February 2013 the Judge granted TASER’s Motion to Dismiss without prejudice. The Court issued an order for dismissal without prejudice in March 2013.

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

d. Employment Agreements

The Company has employment agreements with its Chief Executive Officer, President and General Counsel, Chief Financial Officer, Chief Marketing Officer and Executive Vice President of Sales, and the Technical Fellow of Research and Development. The Company may terminate the agreements with or without cause. Should the Company terminate the agreements without cause, or upon a change of control of the Company or death of the employee, the employee, or family of the employee, are entitled to additional compensation. Under these circumstances, these officers and employees may receive the amounts remaining under their contracts upon termination, which would total $0.8 million in the aggregate at December 31, 2012.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Income Taxes

Significant components of the Company’s deferred income tax assets and liabilities are as follows at December 31:

	2012	2011
Deferred income tax assets:
Net operating loss carryforward	$46,531	$634,802
Deferred warranty revenue	1,759,130	1,674,984
Inventory reserve	905,892	1,712,978
Non-qualified and Non-employee stock option expense	3,682,049	2,842,811
Capitalized research and development	8,191,276	9,677,167
Alternative minimum tax carryforward	1,406,045	1,657,287
Research and development tax credit carryforward	2,936,418	5,088,136
Impairment Loss	230,415	902,675
Deferred Legal Settlement	722,793	1,277,323
Reserves, accruals, and other	1,925,307	1,905,311

Total deferred income tax assets	21,805,856	27,373,474

Deferred income tax liabilities:
Depreciation	(662,172)	(3,133,145)
Amortization	(141,885)	(126,659)

Total deferred income tax liabilities	(804,057)	(3,259,804)

Net deferred income tax assets before valuation allowance	21,001,799	24,113,670
Less: Valuation allowance	—	(1,428,572)

Net deferred income tax assets	$21,001,799	$22,685,098

The Company’s net deferred tax assets are presented as follows on the accompanying consolidated balance sheets at December 31:

	2012	2011
Current deferred tax assets, net	$9,395,987	$9,968,929
Long-term deferred tax assets, net	11,605,812	12,716,169

Total	$21,001,799	$22,685,098

The Company has deferred tax assets of $47,000 related to state NOLs which expire at various dates between 2014 and 2026. The Company has state R&D credit carry forwards for financial reporting purposes of $2.9 million, which expire at various dates between 2018 and 2027. The Company has a minimum tax credit carryover of $1.4 million which does not expire.

The Company recognizes the income tax benefits associated with certain stock compensation deductions only when such deductions produce a reduction to the company’s actual tax liability. Accordingly, in 2012 and 2011, the Company recognized benefits of $4.7 million and $9,800, respectively, for the reduction of federal and state taxes payable, which was recorded as a credit to additional paid-in capital.

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. Because a change in tax law is accounted for in the period of enactment, certain provisions of the Act benefitting the Company’s 2012 federal taxes, including the R&D credit, cannot be recognized in the Company’s 2012 financial results and instead will be reflected in the Company’s 2013 financial results. The Company estimates that a benefit of approximately $0.3 million will be accounted for as a discrete item in our tax provision for the first quarter of 2013. In addition, the Company expects the Act’s extension of these provisions through the end of 2013 will favorably affect our estimated annual effective tax rate for 2013 by approximately 1.4 percentage points as compared to 2012.

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

Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of December 31, 2012, in part because in the current year the Company achieved three years of cumulative pre-tax income in the U.S. federal and Arizona tax jurisdictions, management determined that sufficient positive evidence exists to conclude that it is more likely than not that additional deferred taxes related to Arizona R&D credits of $1.4 million are realizable, and therefore, reversed in full the valuation allowance related to that item.

Significant components of the provision (benefit) for income taxes are as follows for the years ended December 31:

	2012	2011	2010
Current:
Federal	$384,123	$133,220	$270,437
State	172,739	59,428	71,494

Total current	556,862	192,648	341,931

Deferred:
Federal	7,778,464	(3,252,769)	(939,803)
State	(1,382,203)	770,687	(148,574)

Total deferred	6,396,261	(2,482,082)	(1,088,377)

Tax provision (benefit) recorded as an increase (decrease)in liability for unrecorded tax benefits	920,497	(299,441)	17,061

Provision (benefit) for income taxes	$7,873,620	$(2,588,875)	$(729,385)

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company is subject to federal, state and foreign taxes; however, no separate calculation of the foreign provision for deferred tax assets was calculated for the periods presented due to the minimal amount of book income in the Company’s foreign subsidiary and the comparability of the foreign tax rate to the tax rate in the United States. A reconciliation of the Company’s effective income tax rate to the Federal statutory rate for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Federal income tax at the statutory rate	$7,913,977	$(3,370,059)	$(1,789,837)
State income taxes, net of federal benefit	968,902	(357,226)	(103,651)
Permanent differences (i)	330,216	680,742	870,757
Research and development	(327,256)	(229,694)	(163,883)
Return to provision adjustment (ii)	(270,134)	(458,172)	265,028
Change in liability for unrecognized tax benefits	920,497	(299,441)	17,061
Change in valuation allowance	(1,428,572)	1,428,572	—
Other	(234,010)	16,403	175,140

Provision (benefit) for income taxes	$7,873,620	$(2,588,875)	$(729,385)

Effective tax rate	34.8%	26.9%	14.3%

(i)	Permanent differences include certain expenses that are not deductible for tax purposes including lobbying fees and stock-based compensation expense related to incentive stock options (“ISOs”).
(ii)	The 2010 return to provision adjustment was driven by lower than estimated 2009 R&D credits, which reduced the net tax benefit and therefore, the effective tax rate. The 2011 return to provision adjustment was driven by higher than estimated 2010 R&D tax credits, which increased the net tax benefit and therefore, the effective tax rate. The 2012 return to provision adjustment was driven by higher than estimated 2011 R&D tax credits which increased the net tax benefit and therefore, reduced the effective tax rate.

The Company has completed research and development tax credit studies which identified approximately $7.4 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2012 tax years, net of the federal benefit on the Arizona and California R&D tax credits. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $2.8 million as of December 31, 2012. In addition, management accrued approximately $106,000 for estimated uncertain tax positions related to certain state income tax liabilities. As of December 31, 2012, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $2.9 million be recognized, the Company’s effective tax rate would be favorably impacted.

The following presents a roll forward of our liability for unrecognized tax benefits as of December 31:

	2012	2011	2010
Balance, beginning of period	$1,982,399	$2,281,840	$2,264,779
Increase in previous year tax positions	659,341	—	—
Increase in current year tax positions	151,041	83,298	58,830
Increase (decrease) related to adjustment of previous estimates of activity	110,115	(382,739)	(41,769)

Balance, end of period	$2,902,896	$1,982,399	$2,281,840

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Federal income tax returns for 2004 through 2011 remain open to examination by the United States Internal Revenue Service (the “IRS”), while state and local income tax returns for 2003 through 2011 also remain open to examination. The foreign tax returns for 2009 through 2011 also remain open to examination. The Company has not been notified by any major state tax jurisdiction that it will be subject to examination.

10. Line of Credit

The Company has a $10.0 million revolving line of credit with a domestic bank. As of December 31, 2012, the Company had letters of credit outstanding of $0.6 million under the facility and available borrowing of $9.4 million. The line is secured by the Company’s accounts receivable and inventory, and bears interest at varying rates (currently LIBOR plus 1.5% to prime). The line of credit matures on June 30, 2014, and requires monthly payments of interest only. At December 31, 2012 and 2011, there were no borrowings under the line. The Company’s agreement with the bank requires it to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At December 31, 2012, the Company’s tangible net worth ratio was 0.34:1 and its fixed charge coverage ratio was 3.28:1. Accordingly, the Company was in compliance with these covenants.

11. Stockholders’ Equity

a. Common Stock and Preferred Stock

The Company has authorized the issuance of two classes of stock designated as “common stock” and “preferred stock,” each having a par value of $0.00001 per share. The Company is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.

b. Stock Repurchase

On April 25, 2012, TASER’s Board of Directors authorized a stock repurchase program to acquire up to $20.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. The Company purchased approximately 3.8 million common shares under this program for a total cost of $20.0 million, or a weighted average cost, including commissions, of $5.22 per share. The buyback was completed as of August 13, 2012.

In March 2011 and July 2011, TASER’s Board of Directors authorized two stock repurchase programs to acquire up to $12.5 million and $20.0 million, respectively, of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. During 2011, the Company repurchased 7,464,583 shares at an average cost, including commissions, of $4.35 per share, or a total cost of $32.5 million.

c. Stock-based Compensation Plans

The Company has historically granted stock-based compensation for various equity owners and key employees as a means of attracting and retaining quality personnel. The Company has utilized restrictive stock units and stock options. The option holders have the right to purchase a stated number of shares at the market price on the grant date. The options issued under the Company’s 1999 Stock Option Plan (the “1999 Plan”), 2001 Stock Option Plan (the “2001 Plan”) and 2004 Stock Option Plan (the “2004 Plan”) generally vest ratably over a three-year period and have a contractual maturity of ten years; however, the majority of options issued under the 2004 Plan within fiscal 2005 had vesting terms of one year.

On March 31, 2009, the Company’s Board of Directors approved the 2009 Stock Incentive Plan (the “2009 Plan”), under which the Company reserved 1,000,000 shares of common stock available for future grants. The 2009 Plan was approved at the Annual Meeting of Stockholders on May 28, 2009. Awards issued under the 2009 Plan generally vest over a three to four-year period and have a contractual maturity of ten years.

The total number of shares registered under these plans was as follows: 9,952,500 under the 1999 Plan, 6,600,000 under the 2001 Plan, 6,800,000 under the 2004 Plan and 1,000,000 under the 2009 Plan. These plans provide for officers, key employees, directors and consultants to receive nontransferable stock options to purchase an aggregate of 24,352,500 shares of the Company’s common stock. As of December 31, 2012, 1.4 million options remain available for future grants. Shares issued upon exercise of stock options from these plans have historically been issued form the Company’s authorized unissued shares.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

d. 2010 Stock Option Exchange Program

On December 27, 2010, the Company completed a stock option exchange program, which provided employees holding certain options the opportunity to exchange outstanding options granted pursuant to the Company’s 1999 Plan, 2001 Plan, and 2004 Plan, for a lesser amount of new options to be granted with lower exercise prices. The exchange offer commenced on November 24, 2010, and expired on December 27, 2010. Stock options eligible for exchange were those that had an exercise price per share greater than $8.00, and that had not expired before December 27, 2010. As of November 24, 2010, 0.9 million options were eligible for exchange. Neither our executive officers nor members of our Board of Directors were eligible to participate in the exchange offer.

A total of 0.5 million options were tendered by employees, representing 53% of the total stock options eligible for exchange. On December 28, 2010, the Company granted an aggregate of 0.2 million new options under the 2009 Stock Incentive Plan in exchange for the eligible options surrendered. The exercise price of the new options is $4.84 per share, which was the closing price of the Company’s Common Stock on December 27, 2010, as reported by the NASDAQ Global Select Market. An incremental stock option expense of $10,000 is being recognized over the three-year vesting period of the newly granted options.

e. Performance-based stock awards

The Company has issued performance-based stock options and performance-based restricted stock units, the vesting of which is contingent upon the achievement of certain performance criteria related to the successful and timely development and market acceptance of future product introductions, as well as the operating performance of the Company. Compensation expense is recognized over the implicit service period (the date the performance condition is expected to be achieved) based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date.

f. Restricted Stock Units

The following table summarizes restricted stock unit activity for the years ended December 31:

	2012		2011		2010
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant-Date	of	Grant-Date	of	Grant-Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Units outstanding, beginning of year	1,096	$4.76	50	$4.24	50	$4.24
Granted	713,148	5.40	1,046	4.78	—
Released	(97,007)	5.30	—		—
Forfeited	(35,025)	5.29	—		—

Units outstanding, end of year	582,212	5.42	1,096	4.76	50	4.24

Aggregate Intrinsic Value at Year End	$5,204,975

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the period, which was $8.94 per share, multiplied by the number of restricted stock units. In 2012, the Company granted approximately 186,000 performance-based restricted stock units (included in the table above). As of December 31, 2012, the performance criteria have been met for approximately 173,000 units and approximately 181,000 remain outstanding. The Company recognized $0.7 million of compensation expense related to performance-based restricted stock units during 2012.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

g. Stock Option Activity

A summary of the Company’s stock options at December 31, 2012, 2011 and 2010, and for the years then ended is presented in the table below:

	2012		2011		2010
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding, beginning of year	7,576,493	$5.75	7,507,236	$5.71	8,780,017	$5.94
Granted under option exchange program	—		—	—	221,723	4.84
Granted	—		1,018,182	4.65	988,941	5.08
Exercised	(784,383)	2.46	(539,923)	2.64	(502,205)	1.99
Expired / terminated	(471,034)	7.15	(409,002)	6.38	(1,517,934)	7.28
Cancelled under option exchange program	—	—	—	—	(463,306)	11.66

Options outstanding, end of year	6,321,076	6.05	7,576,493	5.75	7,507,236	5.71

Options exercisable, end of year	5,278,243	6.31	6,432,667	6.02	5,967,590	5.99

Options expected to vest, end of year	841,249	4.62

The weighted average fair value of options granted for the years ended December 31, 2011 and 2010 was $2.16 and $2.59, respectively. No stock options were granted in 2012. Total intrinsic value of options exercised was $3.2 million, $1.6 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The intrinsic value for options exercised was calculated as the difference between the exercise price of the underlying stock option awards and the market price of the Company’s common stock on the date of exercise.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2012:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
	Number of	Average	Remaining	Number of	Average	Remaining
Range of	Options	Exercise	Contractual	Options	Exercise	Contractual
Exercise Price	Outstanding	Price	Life (Years)	Exercisable	Price	Life (Years)
$0.28—$0.99	209,602	$0.41	0.3	209,602	$0.41	0.3
$1.03—$2.41	106,444	2.37	0.7	106,444	2.37	0.7
$3.53—$9.93	5,555,961	5.81	5.4	4,513,128	6.06	5.0
$10.07—$19.76	425,569	11.99	3.4	425,569	11.99	3.4
$20.12—$29.98	23,500	23.02	1.4	23,500	23.02	1.4

$0.28—$29.98	6,321,076	6.05	5.0	5,278,243	6.31	4.5

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The total fair value of options exercisable was $18.3 million, $13.9 million and $18.7 million at December 31, 2012, 2011 and 2010, respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2012 was $19.9 million and $15.5 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock of $8.94 on December 31, 2012.

At December 31, 2012, the Company had 1.0 million unvested options outstanding with a weighted average exercise price of $4.72 per share, weighted average fair value of $2.23 per share and weighted average remaining contractual life of 7.2 years. The aggregate intrinsic value of unvested options at December 31, 2012 was $4.4 million.

The Company granted approximately 1.0 million performance-based stock options (included in the table above) from 2008 through 2011. As of December 31, 2012, 0.6 million performance-based stock options are outstanding, 0.1 million are exercisable, and 0.5 million are unvested. Of the unvested shares, 0.3 million are expected to vest. The fair value of the 0.4 million performance-based stock options vested and expected to vest as of December 31, 2012 is approximately $1.1 million. The Company recognized $0.1 million, $0.3 million and $0.1 million of stock-based compensation expense related to performance-based stock options during 2012, 2011 and 2010, respectively.

h. Stock-based Compensation Expense

The Company accounts for stock-based compensation using the fair-value method. Reported stock-based compensation was classified as follows for the years ended December 31:

	2012	2011	2010
Indirect manufacturing expense	$172,360	$121,177	$300,787
Sales, general and administrative expenses	2,645,827	2,291,339	2,728,360
Research and development expenses	603,319	625,784	653,528

Total stock-based compensation	$3,421,506	$3,038,300	$3,682,675

Total stock-based compensation expense recognized in the statement of operations for the years ended December 31, 2012, 2011 and 2010 includes $0.5 million, $1.3 million and $1.9 million, respectively, related to ISOs for which no tax benefit is recognized. The Company recorded a tax benefit in 2012, 2011, and 2010 of $4.7 million, $9,800 and $0, respectively, to offset taxes payable related to the non-qualified disposition of ISOs exercised and sold. The total future tax benefits related to non-qualified and restricted stock units was $3.7 million and $2.8 million as of December 31, 2012 and 2011, respectively.

As of December 31, 2012, there was $2.0 million in unrecognized compensation costs related to restricted stock units and $1.0 million of unrecognized compensation expense related to stock options granted under our stock plans. We expect to recognize the cost related to the restricted stock units and stock options over weighted average periods of 25 months and 14 months, respectively.

12. Related Party Transactions

Aircraft Charter

The Company reimburses Thomas P. Smith, the former Chairman of the Company’s Board of Directors and brother of Chief Executive Officer, Patrick W. Smith, for business use of his personal aircraft. For the years ended December 31, 2012, 2011 and 2010, the Company incurred expenses of $0.0 million, $0.1 million and $0.2 million, respectively, to Thomas P. Smith. At December 31, 2012 and 2011, the Company had no outstanding payables due to Thomas P. Smith. Management believes that the rates charged by Thomas P. Smith are equal to or below commercial rates the Company would pay to charter similar aircraft from independent charter companies.

TASER Foundation

In November 2004, the Company established the TASER Foundation. The TASER Foundation is an Internal Revenue Code Section 501(c)(3) non-profit corporation and has been granted tax exempt status by the IRS. The TASER Foundation’s mission is to honor the service and sacrifice of local and federal law enforcement officers in the United States and Canada lost in the line of duty by providing financial support to their families. Over half of the initial $1 million endowment was contributed directly by the Company’s employees. In September 2012, the Company transferred the administration and assets of the TASER Foundation to the International Association of Chiefs of Police. The assets transferred were $0.3 million. Previously, the Company bore all administrative costs of the TASER Foundation in order to ensure 100% of all donations were distributed to the families of fallen officers. For the years ended December 31, 2012, 2011 and 2010, the Company incurred $2,900, $5,000 and $0.1 million, respectively, in such administrative costs. For the years ended December 31, 2012, 2011 and 2010, the Company contributed $0 to the TASER Foundation.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consulting Services

The Company engages Mark Kroll, a member of the Board of Directors, to provide consulting services. The expenses related to these services were $0.2 million for each of the years ended December 31, 2012, 2011 and 2010. At December 31, 2012 and 2011, the Company had accrued liabilities of approximately $6,000 and $12,000, respectively, related to these services.

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

13. Employee Benefit Plan

The Company has a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of their eligible compensation up to the maximum allowed by law. The Company matches 100% of the first 3% of eligible compensation contributed to the Plan by each participant and 50% of the next 2% of eligible compensation contributed to the Plan by each participant. The Company’s matching contributions to the Plan vest immediately and were $0.5 million for each of the years ended December 31, 2012, 2011 and 2010. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.

14. Joint Venture Agreement

On January 13, 2010, the Company entered into a Joint Venture Agreement (the “Protector Group Agreement”) with RouteCloud, LLC (“RouteCloud”) and certain other parties to establish the TASER Protector Group to exclusively develop, market, sell and support a new suite of products (“Protector Products”). During 2010, $1.2 million was funded under the Joint Venture agreement prior to revision on November 2, 2010.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During the second quarter of 2011, the Company recognized an impairment charge of $1.4 million relative to its Protector Product line following the Company’s decision to abandon the development of this product line. Included in the impairment charges were charges for capitalized software development, prepaid royalties, and presale inventory. As such, the Company intends to not pursue any further business with RouteCloud relating to the Protector Products.

15. Segment Data

The Company’s operations are comprised of two reportable segments: the sale of CEWs, accessories and other products and services (the “CEW segment”); and the Video business, which includes the TASER Cam, AXON Video products and EVIDENCE.COM (the “Video segment”). The Company includes only revenues and costs directly attributable to the Video segment in that segment. Included in Video segment costs are: costs of sales for both products and services, overhead allocation based on direct labor, selling expense for the Video segment sales team, Video segment product management expenses, Video segment trade shows and related expenses, and research and development for products included in the Video segment. All other costs are included in the CEW segment.

Information relative to the Company’s reportable segments is as follows:

	2012
	CEW	Video	Total
Product sales	$109,054,723	$5,070,600	$114,125,323
Service revenue	—	627,425	627,425

Net sales	109,054,723	5,698,025	114,752,748

Cost of products sold	39,350,134	3,773,152	43,123,286
Cost of services delivered	—	3,914,887	3,914,887

Gross margin	69,704,589	(1,990,014)	67,714,575

Sales, General & Administrative	35,575,818	3,510,372	39,086,190
Research & Development	3,938,166	4,201,193	8,139,359
Litigation judgment	(2,200,000)	—	(2,200,000)
Loss on write down / disposal of property and equipment, net	160,506	—	160,506

Income (loss) from operations	$32,230,099	$(9,701,579)	$22,528,520

Purchase of property and equipment	$922,329	$411,657	$1,333,986
Purchase of intangible assets	428,983	—	428,983
Depreciation and amortization	4,327,427	2,191,823	6,519,250

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2011
	CEW	Video	Total
Product sales	$86,675,067	$3,001,143	$89,676,210
Service revenue	—	351,696	351,696

Net sales	86,675,067	3,352,839	90,027,906

Cost of products sold	34,212,839	2,692,729	36,905,568
Cost of services delivered	—	4,846,952	4,846,952
Excess inventory charges	1,749,099	1,997,050	3,746,149

Gross margin	50,713,129	(6,183,892)	44,529,237

Sales, General & Administrative	34,793,889	3,206,566	38,000,455
Research & Development	5,444,874	4,544,345	9,989,219
Litigation judgment	3,301,243	—	3,301,243
Loss on impairment	1,353,857	—	1,353,857
Loss on write down / disposal of property and equipment, net	643,560	2,156,836	2,800,396

Income (loss) from operations	$5,175,706	$(16,091,639)	$(10,915,933)

Purchase of property and equipment	$1,501,121	$352,962	$1,854,083
Purchase of intangible assets	413,466	—	413,466
Depreciation and amortization	5,409,026	2,687,517	8,096,543

	2010
	CEW	Video	Total
Product sales	$82,390,462	$4,460,212	$86,850,674
Service revenue	—	79,345	79,345

Net sales	82,390,462	4,539,557	86,930,019

Cost of products sold	35,018,904	3,396,217	38,415,121
Cost of services delivered	—	3,148,023	3,148,023

Gross margin	47,371,558	(2,004,683)	45,366,875

Sales, General & Administrative	36,644,150	2,377,414	39,021,564
Research & Development	5,535,815	5,876,074	11,411,889
Loss on write down / disposal of property and equipment, net	73,061	—	73,061

Income (loss) from operations	$5,118,532	$(10,258,171)	$(5,139,639)

Purchase of property and equipment	$3,000,705	$1,022,986	$4,023,691
Purchase of intangible assets	478,983	—	478,983
Depreciation and amortization	5,704,286	1,582,629	7,286,915

The CODM does not review assets by segment as part of the financial information provided; therefore, no asset information is provided in the above table.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Selected Quarterly Financial Data (unaudited)

Selected quarterly financial data for years ended December 31, 2012 and 2011, follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Net sales	$25,641,392	$28,222,443	$28,772,956	$32,115,957
Gross margin	15,241,259	16,502,373	16,803,011	19,167,932
Net income	3,803,818	3,442,247	3,676,871	3,814,806
Basic net income per share	$0.07	$0.06	$0.07	$0.07
Diluted net income per share	0.07	0.06	0.07	$0.07

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Net sales	$23,116,949	$21,198,055	$24,383,110	$21,329,792
Gross margin	12,208,863	12,240,492	13,103,609	6,976,273
Net income (loss)	19,732	(2,294,832)	1,136,285	(5,901,051)
Basic net income (loss) per share	$0.00	$(0.04)	$0.02	$(0.11)
Diluted net income (loss) per share	0.00	(0.04)	0.02	(0.11)

The following significant charges were incurred during 2012:

•	Reversal of litigation judgment reserve of $2.2 million, recorded in the first quarter of 2012.

The following significant charges were incurred during 2011:

•	Impairment of the Protector product line for $1.4 million, incurred during the second quarter of 2011

•	Losses on disposal of property and equipment of $0.8 million, related to surplus EVIDENCE.COM equipment and billing software, incurred in the second quarter of 2011.

•	A litigation judgment reserve for $3.3 million, incurred during the third quarter of 2011.

•	Excess inventory charges for the TASER X3 and first generation AXON product lines of $3.7 million, and impairment of associated tooling equipment of $2.0 million, incurred during the fourth quarter of 2011.

17. Supplemental Disclosure to Cash Flows

Supplemental non-cash and other cash flow information for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Cash paid for income taxes—net	$1,079,022	$51,864	$703,982
Non Cash Transactions
Property and equipment purchases in accounts payable	$112,752	$80,618	$156,213
Purchase of assets under capital lease obligations	146,967	—	—
Reversal of tax benefit from stock options forfeited	—	—	329,143

18. Subsequent Event

On February 25, 2013, the Company’s board of directors authorized a stock repurchase program to acquire up to $25.0 million of the Company’s outstanding stock subject to stock market conditions and corporate considerations. Through March 7, 2013 the Company has repurchased approximately 600,000 shares at a weighted average cost of $7.51 per share at a total cost of $4.5 million. The repurchase would not have had a material impact on the number of common shares outstanding as of December 31, 2012, had the repurchase been transacted before the end of the period.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

TASER International, Inc.

We have audited the accompanying consolidated balance sheets of TASER International, Inc. (a Delaware corporation) and subsidiary (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TASER International, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2013, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Phoenix, AZ

March 8, 2013

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated under the supervision of our CEO and our CFO, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our CEO and our CFO have concluded that as of December 31, 2012 our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment was supported by testing and monitoring performed by our Internal Audit organization.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2012, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

TASER International, Inc.

We have audited the internal control over financial reporting of TASER International, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 8, 2013, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Phoenix, Arizona March 8, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2012.

Item 11. Executive Compensation

The information required to be disclosed by this item is incorporated herein by reference to our 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

A description of our four equity compensation plans approved by our stockholders in included I Note 11(c) to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The following table provides details of our equity compensation plans at December 31, 2012:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b) (1)	Number of Securities Remaining Under Equity Compensation Plans for Future Issuance (c)
Equity compensation plans approved by security holders	6,903,288	$6.05	1,368,912
Equity compensation plans not approved by security holders	—		—

Total	6,903,288	$6.05	1,368,912

(1)	The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of restructed stock units which have no exercise price.

All other information required to be disclosed by this item is incorporated herein by reference to our 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this item is incorporated herein by reference to our 2013 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required to be disclosed by this item is incorporated herein by reference to our 2013 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Consolidated financial statements: All consolidated financial statements as set forth under Part II, Item 8 of this report.

2.	Supplementary Financial Statement Schedules: Schedule II — Valuation and Qualifying Accounts

Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Allowance for doubtful accounts:
Year ended December 31, 2012	$450,000	$(242,230)	$—	(7,770)	$200,000
Year ended December 31, 2011	200,000	296,366	—	(46,366)	450,000
Year ended December 31, 2010	200,000	48,903	—	(48,903)	200,000
Allowance for excess and obsolete inventory:
Year ended December 31, 2012	$4,430,872	$553,701	$—	$(2,664,951)	$2,319,622
Year ended December 31, 2011	350,664	4,610,197	—	(529,989)	4,430,872
Year ended December 31, 2010	474,074	1,278,284	(129,900)	(1,271,794)	350,664
Warranty reserve:
Year ended December 31, 2012	$427,459	$526,563	$—	$(470,301)	$483,721
Year ended December 31, 2011	646,113	309,779	—	(528,433)	427,459
Year ended December 31, 2010	369,311	843,268	—	(566,466)	646,113

3. Exhibits:

Exhibit Number		Description

3.1		Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

3.2		Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

3.3		Certificate of Amendment to Certificate of Incorporation dated September 1, 2004 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB, filed March 31, 2005)

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

10.1	*	Executive Employment Agreement with Patrick W. Smith, dated July 1, 1998 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.2	*	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.3	*	Form of Indemnification Agreement between the Company and its officers (incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658), as amended)

10.4	*	1999 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

10.5	*	2001 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658), as amended)

10.6		Form of Sales Representative Agreement with respect to services by and between the Company and Sales Representatives (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 18, 2002)

10.7	*	Executive Employment Agreement with Douglas E. Klint, dated December 15, 2002 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB, filed March 14, 2003)

10.8		Credit Agreement dated June 22, 2004, between the Company and Bank One (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB, filed March 31, 2005)

10.9		Amendment to Credit Agreement dated as of October 31, 2006 between the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.17 to Form 8-K, filed November 6, 2006)

10.10	*	Executive Employment Agreement with Daniel Behrendt, dated April 28, 2004 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB, filed March 31, 2005)

10.11	*	2004 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 31, 2005)

10.12	*	2004 Outside Director Stock Option Plan, as amended (incorporated by reference to exhibit 10.16 to the Annual Report on Form 10-KSB, filed March 31, 2005)

10.13	*	2009 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2009 Proxy Statement, filed April 15, 2009)

10.14		Agreement with Automation Tooling Systems Inc. for purchase of equipment (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q, filed August 9, 2007)

10.15		Agreement with William D. Kennedy, WDK Enterprises, LLC and RouteCloud, LLC, dated November 2, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed November 8, 2010)

10.16		Amendment to Credit Agreement dated as of June 23, 2011 between the Company and JP Morgan Chase Bank, N.A (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed August, 8, 2011)

10.17		Amendment to Credit Agreement dated as of June 20, 2012 between the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed August 9, 2012)

10.18	*,**	Executive Employment Agreement with Jeff Kukowski, dated August 9, 2010

14.1		Code of Business Conduct and Ethics, as adopted by the Company’s Board of Directors (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB, filed March 31, 2005)

21.1	**	List of Subsidiaries

23.1	**	Consent of Grant Thornton, LLP, independent registered public accounting firm

24.1		Powers of attorney (see signature page)

31.1	**	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	**	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	***	XBRL Instance Document

101	***	SBRL Taxonomy Extension Schema Document

101	***	XBRL Taxonomy Calculation Linkbase Document

101	***	XBRL Taxonomy Label Linkbase Document

101	***	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement
**	Filed herewith
***	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interatctive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.

Date: March 8, 2013	By:	/S/ PATRICK W. SMITH
Chief Executive Officer

Date: March 8, 2013	By:	/s/ DANIEL M. BEHRENDT
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

Signature	Title	Date

/s/ PATRICK W. SMITH Patrick W. Smith	Director	March 8, 2013

/s/ MATTHEW R. MCBRADY Matthew R. McBrady	Director	March 8, 2013

/s/ HADI PARTOVI Hadi Partovi	Director	March 8, 2013

/s/ JUDY MARTZ Judy Martz	Director	March 8, 2013

/s/ MARK W. KROLL Mark W. Kroll	Director	March 8, 2013

/s/ MICHAEL GARNREITER Michael Garnreiter	Director	March 8, 2013

/s/ JOHN S. CALDWELL John S. Caldwell	Director	March 8, 2013

/s/ RICHARD H. CARMONA Richard H. Carmona	Director	March 8, 2013