Form 10-Q
period 2013-03-31
TASER INTERNATIONAL INC
filed 2013-05-07
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

There were 51,209,946 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of April 25, 2013

TASER INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

PART I — FINANCIAL INFORMATION

Item1. Financial Statements

TASER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$38,580,384	$36,126,791
Short-term investments	—	1,680,958
Accounts and notes receivable, net of allowance of $200,000 as of March 31, 2013 and December 31, 2012	16,806,968	18,101,240
Inventory, net	11,840,390	10,993,209
Prepaid expenses and other current assets	3,912,897	2,754,331
Deferred income tax assets, net	9,395,987	9,395,987

Total current assets	80,536,626	79,052,516
Property and equipment, net	21,202,659	21,952,201
Deferred income tax assets, net	11,783,179	11,605,812
Intangible assets, net	3,287,628	3,317,169
Other assets	258,018	308,553

Total assets	$117,068,110	$116,236,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,836,520	$6,222,904
Accrued liabilities	6,798,624	7,065,085
Current portion of deferred revenue	4,764,557	4,287,305
Customer deposits	385,145	500,018
Current portion of capital lease payable	34,470	33,947

Total current liabilities	16,819,316	18,109,259
Deferred revenue, net of current portion	9,017,567	7,835,767
Liability for unrecorded tax benefits	2,960,396	2,902,896
Long-term portion of capital lease payable	94,468	103,283

Total liabilities	28,891,747	28,951,205

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized; no shares at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.00001 par value per share; 200 million shares authorized; 52,410,534 and 52,770,392 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	665	661
Additional paid-in capital	114,623,636	111,661,393
Treasury stock at cost, 14,066,655 and 13,363,789 shares at March 31, 2013 and December 31, 2012, respectively	(72,553,558)	(67,203,043)
Retained earnings	46,180,888	42,883,067
Accumulated other comprehensive loss	(75,268)	(57,032)

Total stockholders’ equity	88,176,363	87,285,046

Total liabilities and stockholders’ equity	$117,068,110	$116,236,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2013	2012
Net sales	$30,433,652	$25,641,392
Cost of products sold and services delivered	11,982,648	10,400,133

Gross margin	18,451,004	15,241,259
Sales, general and administrative expenses	11,210,900	8,854,022
Research and development expenses	2,012,556	2,132,220
Litigation judgment recovery	—	(2,200,000)
Gain on write down / disposal of property and equipment, net	(28,960)	—

Income from operations	5,256,508	6,455,017
Interest and other (expense) income, net	(22,761)	6,994

Income before provision for income taxes	5,233,747	6,462,011
Provision for income taxes	1,935,926	2,658,193

Net income	$3,297,821	$3,803,818

Income per common and common equivalent shares
Basic	$0.06	$0.07
Diluted	$0.06	$0.07
Weighted average number of common and common equivalent shares outstanding
Basic	52,746,178	55,700,395
Diluted	54,599,980	56,358,066
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$3,297,821	$3,803,818
Foreign currency translation adjustments	(18,236)	(118)

Comprehensive income	$3,279,585	$3,803,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$3,297,821	$3,803,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,418,759	1,666,510
Gain on write down / disposal of property and equipment, net	(28,960)	—
Loss on disposal of intangibles	95,500	73,226
Bond premium amortization	—	18,637
Recovery for doubtful accounts	(450)	—
Provision for excess and obsolete inventory	46,477	139,409
Provision (recovery) for warranty	168,768	(35,944)
Stock-based compensation expense	923,341	758,054
Litigation judgment recovery	—	(2,200,000)
Deferred income taxes	1,732,394	1,818,413
Provision for unrecognized tax benefits	57,500	12,368
Excess tax benefit from stock-based compensation	(1,909,761)	—
Change in assets and liabilities:
Accounts and notes receivable	1,294,722	(2,523,138)
Inventory	(893,658)	226,602
Prepaids and other assets	(1,133,644)	(524,842)
Accounts payable and accrued liabilities	(2,093,404)	100,483
Deferred revenue	1,659,052	225,409
Customer deposits	(114,873)	103,670

Net cash provided by operating activities	4,519,584	3,662,675

Cash Flows from Investing Activities:
Purchases of investments	—	(5,244,295)
Proceeds from call / maturity of investments	1,680,000	5,000,000
Purchases of property and equipment	(383,089)	(277,267)
Proceeds from disposal of fixed assets	33,709	—
Purchases of intangible assets	(103,513)	(122,541)

Net cash provided by (used in) investing activities	1,227,107	(644,103)

Cash Flows from Financing Activities:
Repurchase of common stock	(5,350,515)	—
Proceeds from options exercised	307,215	14,629
Payroll tax payments for net-settled stock awards	(178,070)	—
Excess tax benefit from stock-based compensation	1,909,761	—
Payments on capital lease obligation	(8,292)	—

Net cash (used in) provided by financing activities	(3,319,901)	14,629

Effect of exchange rate change on cash and cash equivalents	26,803	15,649

Net increase in cash and cash equivalents	2,453,593	3,048,850
Cash and cash equivalents, beginning of period	36,126,791	21,300,733

Cash and cash equivalents, end of period	$38,580,384	$24,349,583

Supplemental Disclosure:
Cash paid for income taxes—net	$49,879	$135,000
Non-Cash Transactions:
Property and equipment purchases in accounts payable	$226,752	$107,488

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

a. Basis of presentation, preparation and use of estimates

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended December 31, 2012, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Form 10-K for the year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 and 2012, are not necessarily indicative of the results to be expected for the full year (or any other period).

The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these consolidated financial statements include allowances for doubtful accounts receivable, inventory valuation reserves, product warranty reserves, valuations of long-lived assets, deferred income taxes and uncertain tax positions, stock-based compensation, contingencies and accrued litigation expenses. Actual results could differ from those estimates.

b. Segment information

The Company is comprised of two reportable segments: the sale of CEWs, accessories and other products and services (the “CEW segment); and the Video business which includes the TASER Cam, AXON Video products and EVIDENCE.com (the “Video segment”). Reportable segments are determined based on discrete financial information reviewed by the Company’s Chief Executive Officer who is the chief operating decision maker (the “CODM”) for the Company. The Company organizes and reviews operations based on products and services, and currently there are no operating segments that are aggregated. The Company performs an annual analysis of its reportable segments. Additional information related to the Company’s business segments is summarized in Note 12.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

c. Geographic information and major customers

For the three months ended March 31, 2013 and 2012, net sales by geographic area were as follows:

	Three Months Ended March 31,
	2013	2012
United States	90%	84%
Other Countries	10	16

Total	100%	100%

Sales to customers outside of the United States are typically denominated in U.S. dollars and are attributed to each country based on the billing address of the distributor or customer. For the three months ended March 31, 2013 and 2012, no individual country outside of the United States represented greater than 10% of total net sales. Sales in the international market generally are larger and occur more intermittently than in the domestic market due to the profile of the customer.

For the three months ended March 31, 2013, one distributor represented approximately 13.7% of total net sales. In the three months ended March 31, 2012, two distributors represented approximately 12.2% and 11.7% of total net sales. At March 31, 2013, the Company had receivables from three customers comprising approximately 14.5%, 12.9% and 11.3% of its aggregate accounts. At December 31, 2012, the Company had a trade note receivable from one unaffiliated customer comprising 17.2% of the aggregate accounts receivable balance.

d. Income per common share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted income per share is calculated based on the weighted average number of common shares outstanding for the period plus the dilutive effect of stock options and restricted stock units using the treasury stock method. The calculation of the weighted average number of shares outstanding and income per share are as follows:

	Three Months Ended March 31,
	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$3,297,821	$3,803,818

Denominator:
Weighted average shares outstanding—basic	52,746,178	55,700,395
Dilutive effect of stock-based awards	1,853,802	657,671

Diluted weighted average shares outstanding	54,599,980	56,358,066

Anti-dilutive stock-based awards excluded	1,232,111	6,537,984

Net income per common share:
Basic	$0.06	$0.07
Diluted	$0.06	$0.07

e. Revenue recognition

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

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company sells its Video segment products separately, but in most instances the Company’s AXON equipment and EVIDENCE.com software-as-a-service are sold together. In these instances, customers typically purchase and pay for the AXON equipment and EVIDENCE.com services in advance, with the AXON equipment representing a deliverable that is provided to the customer at the time of sale, and EVIDENCE.com services provided over a specified service term, which has typically ranged from one to five years. The Company recognizes revenue for the AXON equipment at the time of the sale consistent with the discussion of multiple deliverable arrangements above. Revenue for EVIDENCE.com service is deferred at the time of the sale and recognized over the service period. At March 31, 2013 and December 31, 2012, approximately $2.0 million and $1.3 million of EVIDENCE.com revenue was deferred, respectively, and is being recognized over the applicable service terms.

The Company offers customers the right to purchase extended warranties that include additional services and coverage beyond the limited warranty for certain products. Revenue for extended warranty purchases is deferred at the time of sale and recognized over the warranty period commencing on the date of sale. Extended warranties range from one to four years. At March 31, 2013 and December 31, 2012, approximately $11.8 million and $10.8 million were deferred under this program, respectively.

Certain of the Company’s customers are charged shipping fees, which are recorded as a component of net sales. Sales tax collected on sales is netted against government remittances and thus, recorded on a net basis. Training revenue is recorded as the training is provided.

f. Warranty costs

The Company warrants law enforcement CEWs from manufacturing defects on a limited basis for a period of one year after purchase and thereafter, will replace any defective TASER unit for a fee. The Evidence Transfer Manager (“ETM”) and AXON Flex are warranted for one year. Until September 1, 2012, the TASER C2 was warranted for a period of 90 days after purchase. As of September 1, 2012, the TASER C2 is warranted for a period of one year after purchase. Estimated costs for the standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. Future warranty costs are estimated based on historical data related to returns and warranty costs on a quarterly basis and this rate is applied to current product sales. Historically, reserve amounts have been increased if management becomes aware of a component failure that could result in larger than anticipated returns from customers. The accrued warranty liability expense is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.

The reserve for warranty returns is included in accrued liabilities on the condensed consolidated balance sheet. The three months ended March 31, 2012, reflects a net warranty recovery due to a change in estimate for the X2 CEW warranty reserve based on the analysis of return data for its first year of sales. Changes in the Company’s estimated product warranty liabilities are as follows:

	Three Months Ended March 31,
	2013	2012
Balance, January 1,	$483,721	$427,459
Utilization of accrual	(156,052)	(91,860)
Warranty expense (recovery)	168,768	(35,944)

Balance, March 31,	$496,437	$299,655

g. Fair value of financial instruments

The Company uses the fair value framework for measuring financial assets and liabilities measured on a recurring basis and for non-financial assets and liabilities when these items are remeasured. Under fair value measurement US GAAP accounting standards, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At March 31, 2013, the Company held only cash and no cash equivalents or short-term investments. At December 31, 2012, the Company had cash equivalents which were comprised of money market mutual funds and short-term investments consisting of commercial paper. All investments were valued using Level 1 valuation techniques. Based on management’s ability and intent to hold these investments to maturity, they were recorded at amortized cost on the balance sheet. Refer to Note 2 for additional fair value disclosures for these short-term investments. The Company’s financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.

h. Impairment of Long-Lived Assets

Management evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. Such circumstances could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way our products are branded and marketed. In performing the review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. No impairment losses were recorded in the three months ended March 31, 2013 or March 31, 2012.

i. Recently issued accounting guidance

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income (“OCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance is effective for fiscal years beginning after December 15, 2012. The amendments do not change the current requirements for reporting net income or OCI in financial statements. The Company adopted this guidance during the current quarter. The adoption did not have an impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued an ASU to simplify the impairment testing for indefinite-lived intangibles by allowing an entity to first assess qualitative factors, considering the totality of events and circumstances, to determine that it is more likely than not that the carrying amount of a reporting unit is less than its fair value. If it is not, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. The new guidance is effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012. The Company adopted this guidance during the first quarter of 2013. The adoption did not have a material impact on the Company’s consolidated financial statements.

2. Cash, cash equivalents, and investments

Cash and cash equivalents include funds on hand and highly liquid investments purchased with initial maturity of three months or less. Short-term investments include securities with an expected maturity date within one year of the balance sheet date that do not meet the definition of cash equivalent. The Company’s short-term investments are typically invested in corporate bonds, which, based on management’s intent and ability, are classified as held to maturity investments and are recorded at amortized cost.

The following is a summary of cash, cash equivalents and held-to-maturity investments by type at March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$38,580,384	$—	$—	$38,580,384	$36,126,791	$—	$—	$36,126,791
Corporate bonds	—	—	—	—	958	—	—	958
Certificates of deposit	—	—	—	—	1,680,000	—	(1,488)	1,678,512

Total cash, cash equivalents and investments	$38,580,384	$—	$—	$38,580,384	$37,807,749	$—	$(1,488)	$37,806,261

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the classification of cash, cash equivalents and investments in the accompanying balance sheet:

	March 31, 2013	December 31, 2012
Cash	$38,580,384	$19,811,735
Cash equivalents	—	16,315,056

Total cash and cash equivalents	38,580,384	36,126,791
Short-term investments	—	1,680,958

Total cash, cash equivalents and investments	$38,580,384	$37,807,749

3. Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method, and includes allocations of manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. The reserve for excess and obsolete inventory decreased to $0.6 million at March 31, 2013, compared to $2.3 million at December 31, 2012. This decrease is attributable primarily to the disposal of the majority of the X3 CEW inventory that had been previously reserved. Inventories as of March 31, 2013 and December 31, 2012, consisted of the following:

	March 31, 2013	December 31, 2012
Raw materials	$8,392,602	$9,689,172
Work-in-process	107,078	131,492
Finished goods	3,927,553	3,492,167
Reserve for excess and obsolete inventory	(586,843)	(2,319,622)

Total inventory	$11,840,390	$10,993,209

4. Intangible assets

Intangible assets consisted of the following at March 31, 2013 and December 31, 2012:

		March 31, 2013			December 31, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Domain names	5 Years	$139,431	$(106,815)	$32,616	$139,431	$(103,840)	$35,591
Issued patents	4 to 15 Years	1,539,038	(380,535)	1,158,503	1,528,955	(362,032)	1,166,923
Issued trademarks	9 to 11 Years	363,453	(111,875)	251,578	362,106	(101,561)	260,545

Total amortized		2,041,922	(599,225)	1,442,697	2,030,492	(567,433)	1,463,059

Not amortized:
TASER trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		944,931		944,931	954,110		954,110

Total not amortized		1,844,931		1,844,931	1,854,110		1,854,110

Total intangible assets		$3,886,853	$(599,225)	$3,287,628	$3,884,602	$(567,433)	$3,317,169

Amortization expense relative to intangible assets for the three months ended March 31, 2013 and 2012, was approximately $37,500 and $34,000, respectively.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Estimated amortization expense of intangible assets for the remaining nine months of 2013, the next five years ended December 31, and thereafter is as follows:

2013 (remaining nine months)	$113,557
2014	150,493
2015	141,743
2016	134,672
2017	131,098
2018	121,501
Thereafter	649,633

Total	$1,442,697

5. Accrued liabilities

Accrued liabilities consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Accrued salaries and benefits	$2,028,576	$2,416,268
Accrued judgments and reserves	2,450,000	2,090,000
Accrued warranty expense	496,437	483,721
Accrued income and other taxes	228,485	295,595
Other accrued expenses	1,595,126	1,779,501

Accrued liabilities	$6,798,624	$7,065,085

6. Income taxes

Deferred Tax Assets

The net deferred income tax assets at March 31, 2013, include capitalized research and development costs, research and development tax credits, non-qualified stock-based compensation expense, deferred warranty revenue, warranty and inventory reserves, accrued vacation, and other items, partially offset by accelerated depreciation expense. The Company’s total current and long-term net deferred tax assets at March 31, 2013 are $21.2 million.

In preparing the Company’s condensed consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities, and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business, as well as the generation of sufficient future taxable income. Management has determined that it is more likely than not that future sales and profitability will allow for the utilization of the deferred tax assets. However, the deferred tax asset could be reduced or a valuation allowance could be recorded in the near-term if estimates of future taxable income during the carry forward period change.

The Company has completed research and development tax credit studies which identified approximately $7.9 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2013 tax years, net of the federal benefit on the Arizona and California R&D tax credits. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $2.9 million as of March 31, 2013. In addition, management accrued approximately $0.1 for estimated uncertain tax positions related to certain state income tax liabilities. As of March 31, 2013, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $3.0 million be recognized, the Company’s effective tax rate would be favorably impacted.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effective Tax Rate

The Company’s overall effective tax rate for the three months ended March 31, 2013 was 37.0%. The Company’s overall effective tax for the year is anticipated to be 38.8%, which is above the statutory rate due to the impact of state taxes and non-deductible expenses for items such as Incentive Stock Option (“ISO”) expense, meals and entertainment and lobbying fees, which make our projected annual net income for tax purposes higher than our book pre-tax income.

7. Stockholders’ equity

Stock Option Activity

At March 31, 2013, the Company had four stock-based compensation plans, which are described more fully in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There are approximately 0.8 million shares available for grant under the Plans as of March 31, 2013.

Performance-based stock awards

The Company has issued performance-based stock options and performance-based restricted stock units (“RSUs”), the vesting of which is contingent upon the achievement of certain performance criteria related to the operating performance of the Company as well as successful and timely development and market acceptance of future product introductions. In addition, certain of the RSUs have additional service requirements subsequent to the achievement of the performance criteria. Compensation expense is recognized over the implicit service period (the longer of the period the performance condition is expected to be achieved or the required service period) based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2013:

	Number of Units	Weighted Average Grant- Date Fair Value	Aggregate Intrinsic Value
Units outstanding, beginning of period	582,212	$5.42
Granted	576,376	8.92
Released	(123,501)	5.28
Forfeited	(14,126)	5.30

Units outstanding, end of period	1,020,961	7.41	$8,116,640

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the period, which was $7.95 per share, multiplied by the number of RSUs. As of March 31, 2013, there was $5.7 million in unrecognized compensation costs related to RSUs granted under our stock plans. We expect to recognize these costs over a weighted average period of 29 months.

In 2013, the Company granted approximately 139,000 performance-based RSUs (included in the table above). Of the approximately 225,000 performance-based RSUs outstanding as of March 31, 2013, the performance criteria have been met for approximately 86,000 units which will vest upon the completion of service requirements.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2013:

	Number of options	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	6,321,076	$6.05
Granted	—	—
Exercised	(242,678)	1.25
Expired / forfeited	(24,027)	4.81

Options outstanding, end of period	6,054,371	6.25	4.88	$12,835,996

Exercisable at March 31, 2013	5,218,671	6.49	4.53	10,133,307

Expected to vest after March 31, 2013	642,255	4.58	6.70	2,162,786

Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock of $7.95 on March 31, 2013. The aggregate intrinsic value of options exercised for the three months ended March 31, 2013 and 2012, was approximately $1.6 million and $26,000, respectively. As of March 31, 2013, total unrecognized stock-based compensation expense related to unvested stock options was approximately $0.8 million, which is expected to be recognized over a remaining weighted average period of approximately 12 months. Options expected to vest are presented net of expected forfeitures.

Included in the table above is approximately 0.6 million of performance-based options, including 0.2 million for which performance conditions have been met. At March 31, 2013, there are approximately 0.4 million performance-based options outstanding for which the performance criteria have yet to be met. There is approximately $0.1 million of remaining expense to be recognized relative to these performance based options as of March 31, 2013.

Share-Based Compensation Expense

The fair value of RSUs is estimated as the closing price of our common stock on the date of grant. The Company calculates the fair value of stock options using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected life and risk-free interest rates. No options were awarded during the three month periods ended March 31, 2013 or March 31, 2012. The estimated fair value of stock-based compensation awards is amortized to expense on a straight-line basis over the service periods. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s forfeiture rate was calculated based on its historical experience of awards which ultimately vested.

Share-based compensation was classified as follows:

	Three Months Ended March 31,
	2013	2012
Cost of products sold	$34,432	$67,144
Sales, general and administrative expenses	730,504	547,133
Research and development expenses	158,405	143,777

Total share-based compensation	$923,341	$758,054

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total share-based compensation expense recognized in the statement of operations for the three months ended March 31, 2013 and 2012, included approximately $39,000 and $89,000, respectively, related to incentive stock options for which no tax benefit is recognized.

Issuer Purchases of Equity Securities

On February 26, 2013, the Company announced that TASER’s Board of Directors authorized a stock repurchase program to acquire up to $25.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. During the three months ended March 31, 2013, the Company purchased 702,866 common shares under this program for a total cost of approximately $5.4 million, or a weighted average cost of $7.61 per share. The weighted average cost includes the average price paid per share of $7.58, plus any applicable administrative costs for the transaction. As of April 25, 2013, the Company has repurchased approximately 1.9 million shares of common stock at a total cost of approximately $14.8 million.

8. Line of credit

The Company has a $10.0 million revolving line of credit with a domestic bank. As of March 31, 2013, the Company had letters of credit outstanding of $0.6 million under the facility and available borrowing of $9.4 million. The line is secured by the Company’s accounts receivable and inventory, and bears interest at varying rates (currently LIBOR plus 1.5% to prime). The line of credit matures on June 30, 2014, and requires monthly payments of interest only. At March 31, 2013 and December 31, 2012, there were no borrowings under the line. The Company’s agreement with the bank requires it to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At March 31, 2013, the Company’s tangible net worth ratio was 0.34:1 and its fixed charge coverage ratio was 8.57:1. Accordingly, the Company was in compliance with these covenants.

9. Commitments and contingencies

Product Litigation

The Company is currently named as a defendant in 26 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CEW was used (or present) by law enforcement officers in connection with arrests or during training exercises. Companion cases arising from the same incident have been combined into one for reporting purposes. While the facts vary from case to case, the product liability claims are typically based on an alleged product defect resulting in injury or death, usually involving a failure to warn, and the plaintiffs are seeking monetary damages. The Company is defending each of these lawsuits vigorously and does not expect these lawsuits to individually, or in the aggregate, materially affect our business, results of operations or financial condition. The information throughout this note is current through the filing date of this Annual Report on Form 10-Q.

Turner (NC) lawsuit

The Turner (NC) lawsuit was tried in July 2011 and resulted in a jury verdict of $10.0 million against the Company. The Company filed post-trial motions seeking judgment as a matter of law notwithstanding the verdict and in the alternative, a new trial or alternatively, a remittitur of the jury award. Based on this verdict, the Company recorded litigation judgment expense of $3.3 million in 2011. During March 2012, the Federal District Court for the Western District of North Carolina granted the Company’s motion for remittitur and ordered the reduction of the original jury award from $10.0 million to approximately $4.4 million after offsets. On April 20, 2012, the court issued an order which adjusted the award to $5.5 million. On May 4, 2012, the court issued another order which entered judgment in the amount of $5.5 million plus costs and post-judgment interest. Based on this action by the court, the Company reversed a portion of the previously accrued litigation judgment during the year ended December 31, 2012, which resulted in a benefit of $2.2 million during the quarter ended March 31, 2012, and leaving a reserve of $1.1 million as of March 31, 2012. The Company has appealed this verdict. The appeal is fully briefed but the Court has not yet set a date for oral argument. As of March 31, 2013 and December 31, 2012, the reserve related to this case was $1.1 million.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

With respect to each of the pending lawsuits, the following table lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter.

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status
Salinas	Aug-08	US District Court, ND CA	Wrongful Death	Motion Phase, trial scheduled June 2013
Grable	Aug-08	6th Judicial Circuit Court, Pinellas County, FL	Training Injury	Discovery Phase
Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Discovery Phase
Peppler	Apr-09	5th Judicial Circuit Court, Sumter City, FL	Training Injury	Discovery Phase
Athetis	May-09	US District Court, AZ	Wrongful Death	Discovery Phase
Derbyshire	Nov-09	Ontario, Canada Superior Court of Justice	Officer Injury	Discovery Phase, trial scheduled May 2013
Rich	Feb-10	US District Court, NV	Wrongful Death	Trial scheduled August 2013
Thompson	Mar-10	11th Judicial Circuit Court Miami-Dade County, FL	Suspect Injury During Arrest	Discovery Phase
Doan	Apr-10	The Queens Bench Alberta, Red Deer Judicial Dist.	Wrongful Death	Pleading Phase
Piskura	May-10	US District Court, OH	Wrongful Death	Trial scheduled October 2013
Shymko	Dec-10	The Queens Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase
Juran	Dec-10	Hennepin County District Court, 4th Judicial District	Officer Injury	Discovery Phase
Wilson	May-11	US District Court, ED MO	Wrongful Death	Stayed until June 2013
Russell	Dec-11	U.S. District Court, VA	Wrongful Death	Trial scheduled Fall 2013
Ramsey	Jan-12	17th Judicial Circuit Court, Broward County Circuit Court, FL	Wrongful Death	Discovery Phase
Duensing	Feb-12	US District Court, NV	Suspect Injury During Arrest	Pleading Phase
Mitchell	Apr-12	US District Court, ED MI	Wrongful Death	Discovery Phase, trial scheduled May 2014
Firman	Apr-12	Ontario, Canada Superior Court of Justice	Wrongful Death	Pleading Phase
Ricks	May-12	US District Court, WD LA	Wrongful Death	Discovery Phase
Wingard	Oct-12	US District Court, WD PA	Wrongful Death	Pleading Phase
Manjares	Nov-12	US District Court, ED WA	Suspect Injury During Arrest	Discovery Phase, trial scheduled January 2014
McCarthy	Dec-12	US District Court, WD NC	Wrongful Death	Discovery Phase, trial scheduled June 2014
Miller	Jan-13	New Castle County Superior Court, DE	Wrongful Death	Discovery Phase
Salgado	Feb-13	US District Court, SD FL	Wrongful Death	Stayed
Armstrong	Apr-13	General Court of Justice, Superior Div, Moore County, NC	Wrongful Death	Pleading Phase
Barnes	Apr-13	US District Court, WD PA	Wrongful Death	Pleading Phase

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, other product litigation matters in which the Company is involved that are currently on appeal are listed below:

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status
Kandt	Jun-09	US District Court, ND NY	Training injury	Appeal is fully briefed. Oral argument set for May 2013.
Turner	Feb-10	US District Court, ED NC	Wrongful death	Appeal is fully briefed. Waiting for Court to set date for oral argument.
Jacobs	Oct-10	District Court, Travis County, TX	Wrongful death	Appellants opening brief filed March 2013. TASER’s answering brief currently due May 2013.
Williams	Dec-10	US District Court, ND MS	Wrongful death	Appellant’s opening brief filed January 2013. TASER’s answering brief filed March 2013.
Butler	Jan-11	US District Court, ND TX, Dallas	Training injury	Appellant’s opening brief filed January 2013. TASER’s answering brief filed March 2013. Reply brief due April 2013.
Bachtel	Aug-11	14th Judicial District Circuit Court, Randolph County, MO	Wrongful Death	Apellant’s opening brief due May 2013.
Fahy	Dec-09	Circuit Court of City of St. Louis	Suspect injury during arrest	Notice of appeal filed April 2013.

Cases that were dismissed or judgment entered during the first quarter of 2013 and through the filing date of this Annual Report on Form 10-Q are listed in the table below. Cases that were dismissed or judgment entered in prior fiscal quarters are not included in this table.

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status
Stough	Feb-11	US District Court, ED MO	Training Injury	Voluntary Dismissal
Bachtel	Aug-11	14th Judicial District Circuit Court, Randolph County, MO	Wrongful Death	Summary Judgment granted for TASER, appeal filed
Payne	Mar-11	Blount County Circuit Court, TN	Suspect Injury During Arrest	Voluntary Dismissal
Nelson	Aug-11	CA Superior Court, Riverside County	Wrongful Death	Voluntary Dismissal
Norman	Aug-12	US District Court, WD MO	Wrongful Death	Dismissed
Washington	May-05	US District Court, ED CA	Wrongful Death	Dismissed
Glowczenski	Oct-04	U.S. District Court, ED NY	Wrongful Death	Summary Judgment granted for TASER
Hollman	Aug-06	US District Court, ED NY	Wrongful Death	TASER’s motion for summary judgment granted in March 2013
Humphreys	Oct-09	CA Superior Court, San Joaquin County	Wrongful Death	Dismissal filed in March 2013
City of Warren MI *	Apr-12	US District Court, ED MI	Third Party Complaint	Dismissed
Fressadi	Feb-13	US District Court, AZ	Suspect Injury During Arrest	Dismissed

*	companion case to Mitchell

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

Policy Year	Policy Start Date	Policy End Date	Insurance Coverage	Deductible Amount	Defense Costs Covered	Remaining Insurance Coverage	Active Cases and Cases on Appeal
2004	12/01/03	12/01/04	$2.0	$0.1	N	$2.0	n/a
2005	12/01/04	12/01/05	10.0	0.3	Y	7.0	n/a
2006	12/01/05	12/01/06	10.0	0.3	Y	3.7	n/a
2007	12/01/06	12/01/07	10.0	0.3	Y	8.0	n/a
2008	12/01/07	12/15/08	10.0	0.5	Y	—	Salinas, Grable, Koon, Peppler, Rich, Turner
2009	12/15/08	12/15/09	10.0	1.0	N	10.0	Athetis, Kandt, Derbyshire
2010	12/15/09	12/15/10	10.0	1.0	N	10.0	Thompson, Jacobs, Shymko, Doan, Piskura, Juran, Williams, Fahy
2011	12/15/10	12/15/11	10.0	1.0	N	10.0	Butler, Wilson, Russell, Bachtel
Jan—Jun 2012	12/15/11	06/25/12	7.0	1.0	N	7.0	Ramsey, Duensing, Mitchell, Firman, Ricks
Jul—Dec 2012	06/25/12	12/15/12	12.0	1.0	N	12.0	Wingard, Manjares
2013	12/15/12	12/15/13	12.0	1.0	N	12.0	McCarthy, Miller, Salgado, Barnes, Armstrong

The amount of the remaining insurance coverage for the 2008 policy year is shown based on what has actually been paid out on cases in that policy year or held for the appellate bond in Turner (NC). If the Company is not successful in its appeal related to the Turner (NC) lawsuit, the policy will be fully exhausted for that policy year and as a result, the Company will have no remaining insurance coverage for other cases relating to the 2008 policy year. See additional information related to the Turner (NC) lawsuit discussed above in this Note.

Other Litigation

In January 2011, we were served with a complaint in the matter of GEOTAG, Inc. v. TASER International, et. al. that was filed in the United States District Court for the Eastern District of Texas, Marshall Division, which alleges that a dealer geographical locator feature on TASER’s website infringes upon plaintiff’s US Patent No. 5,930,474. The complaint seeks a judgment of infringement, a permanent injunction against infringement, an award for damages, costs, expenses and prejudgment and post-judgment interest, and an award for enhanced damages and attorneys’ fees. TASER licensed this locator feature from a third party and has denied liability for infringement. This lawsuit is at the discovery phase and no trial date has been set.

In July 2011, the Company filed a complaint against Karbon Arms, LLC for infringement of TASER’s U.S. Patent Nos. 7,800,885 and 7,782,592 in US District Court for the District of Delaware seeking damages, injunctive relief and an award of attorneys’ fees. Karbon Arms filed a counterclaim on July 18, 2011, alleging invalidity and non-infringement of four of TASER’s patents, tortuous interference with prospective contractual relations and for false advertising under the Lanham Act. TASER thereafter filed counter-counterclaims for infringement of U.S. Patent Nos. 7,602,597 and 6,999,295. This lawsuit is at the discovery phase, a Markman hearing was held, and a trial date has been set for January 2014.

In February 2012, the Company was served with a complaint in the matter of AA & Saba Consultants, Inc. v. TASER International, Inc. that was filed in the Superior Court for the County of Maricopa, Arizona, which alleges that the Company breached a contract by unilaterally terminating a distributor agreement between the Company and plaintiff without good cause. The complaint seeks an award for damages, costs, expenses and attorneys’ fees. TASER filed a counterclaim for breach of contract and fraud. This lawsuit is at the discovery phase and a trial date has been set for October 2013. The Company has made a settlement offer of $0.8 million to AA & SABA Consultants, Inc. which has not been accepted at the time of this filing. The Company has recorded the amount of the offer as an estimated liability.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

10. Related party transactions

Consulting Services

The Company engages Mark Kroll, a member of the Board of Directors, to provide consulting services. Expenses relating to these services for the three months ended March 31, 2013 and 2012 were approximately $30,000 and $54,000, respectively. At March 31, 2013 and December 31, 2012, the Company had accrued liabilities for these services of approximately $18,500 and $6,000, respectively.

11. Employee benefit plan

The Company has a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $17,500. The Company currently matches 100% of the first 3% of eligible compensation contributed to the Plan by each participant and 50% of the next 2% of eligible compensation contributed to the plan by each participant. The Company’s matching contributions are immediately vested. The Company’s matching contributions to the Plan for the three months ended March 31, 2013 and 2012, were approximately $167,000 and $136,000, respectively. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.

12. Segment data

The Company’s operations are comprised of two reportable segments: the sale of CEWs, accessories and other products and services (the “CEW segment”); and the Video business, which includes the TASER Cam, AXON Video products and EVIDENCE.com (the “Video segment”). The Company includes only revenues and costs directly attributable to the Video business in that segment. Included in Video segment costs are: costs of sales for both products and services, overhead allocation based on direct labor, selling expense for the Video segment sales team, Video segment product management expenses, Video segment trade shows and related expenses, and research and development for products included in the Video segment. All other costs are included in the CEW segment.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information relative to the Company’s reportable segments is as follows:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	CEW	Video	Total	CEW	Video	Total
Product sales	$28,002,622	$2,180,056	$30,182,678	$24,757,674	$772,131	$25,529,805
Service revenue	—	250,974	250,974	—	111,587	111,587

Net sales	28,002,622	2,431,030	30,433,652	24,757,674	883,718	25,641,392

Cost of products sold	10,216,667	1,187,846	11,404,513	8,611,419	793,848	9,405,267
Cost of services delivered	—	578,135	578,135	—	994,866	994,866

Gross margin	17,785,955	665,049	18,451,004	16,146,255	(904,996)	15,241,259
Sales, general & administrative	10,102,625	1,108,275	11,210,900	8,086,497	767,525	8,854,022
Research & development	988,681	1,023,875	2,012,556	840,352	1,291,868	2,132,220
Litigation judgment	—	—	—	(2,200,000)	—	(2,200,000)
Gain on write down / disposal of property and equipment, net	(28,960)	—	(28,960)	—	—	—

Income (loss) from operations	$6,723,609	$(1,467,101)	$5,256,508	$9,419,406	$(2,964,389)	$6,455,017

Purchases of property and equipment	$253,833	$129,256	$383,089	$108,981	$168,286	$277,267
Purchases of intangible assets	103,513	—	103,513	122,541	—	122,541
Depreciation and amortization	998,948	419,811	1,418,759	1,193,616	472,894	1,666,510

The CODM does not review assets by segment as part of the financial information provided; therefore, no asset information is provided in the above table.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of March 31, 2013, and results of operations for the three months ended March 31, 2013 and 2012. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: the impact of recently issued and adopted accounting standards and guidance; estimated amortization charges in future years and our projected effective tax rate for 2013; our expectations about unrecognized tax benefits and deferred income taxes; assumptions about the future vesting of outstanding stock options and the amortization of costs relating thereto; our litigation strategy; future changes to our accounting estimates; the outcome of pending litigation against us; the sufficiency of our valuation reserves, including warranty, accounts receivable, deferred taxes and inventory reserves; the sufficiency of our capital resources and the availability of financing to the Company and our strategy with respect to hedging activities. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; our dependence on sales of our TASER X26, X26P and X2 CEWs; the acceptance of our EVIDENCE.com software model; our ability to design, introduce and sell new products; delays in development schedules; rapid technological change and competition; product defects; breach of our security measures resulting in unauthorized access to customer data; outages and disruptions relating to our EVIDENCE.com service; budgetary and political constraints of prospects and customers; the length of our sales cycle and our ability to realize benefits from our marketing and selling efforts; litigation risks resulting from alleged product-related injuries and media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; the outcome of pending or future litigation; our ability to protect our intellectual property; intellectual property infringement claims and relating litigation costs; competition in foreign countries relating to foreign patents; our successful identification of existing intellectual property rights that might infringe on our developments; risks of governmental regulations, including regulations of our products by the United States Consumer Product Safety Commission, regulation of our products as a “crime control” product by the Federal government, state and local government regulation and foreign regulation; the adverse effects that could result from our products being classified as firearms by the United States Bureau of Alcohol and Firearms; our compliance with regulations governing the environment, including but not limited to, regulations within the European Union; new regulations relating to conflict minerals; our dependence on third party suppliers for key components of our products; component shortages, including our dependence on foreign suppliers for key components; rising costs of raw materials and transportation relating to petroleum prices; our ability to manage our growth; our ability to increase manufacturing production to meet demand; establishment and expansion of our direct and indirect distribution channels; our ability to pursue sales directly with customers; risks relating to acquisitions and joint ventures; catastrophic events; fluctuations in quarterly operating results; foreign currency fluctuations; counterparty risks relating to cash balances held in excess of FDIC insurance limits; employee retention risks and other factors identified in documents filed by us with the Securities and Exchange Commission, including those set forth in our Form 10-K.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

The following table sets forth, for the periods indicated, our unaudited consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,				Increase / (Decrease)
	2013		2012		$	%
Net sales	$30,434	100.0%	$25,641	100.0%	$4,792	18.7%
Cost of products sold and services delivered	11,983	39.4	10,400	40.6	1,583	15.2

Gross margin	18,451	60.6	15,241	59.4	3,210	21.1
Sales, general and administrative expenses	11,211	36.8	8,854	34.5	2,357	26.6
Research and development expenses	2,013	6.6	2,132	8.3	(120)	(5.6)
Litigation judgment recovery	—	—	(2,200)	(8.6)	2,200	(100.0)
Gain on write down / disposal of property and equipment, net	(29)	(0.1)	—	—	(29)	*

Income from operations	5,257	17.3	6,455	25.2	(1,199)	(18.6)
Interest and other (expense) income, net	(23)	(0.1)	7	0.0	(30)	(425.4)

Income before provision for income taxes	5,234	17.2	6,462	25.2	(1,228)	(19.0)
Provision for income taxes	1,936	6.4	2,658	10.4	(722)	(27.2)

Net income	$3,298	10.8%	$3,804	14.8%	$(506)	(13.3)

Note: Table may not foot due to rounding differences.

*	Not meaningful

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended March 31,				Dollar	Percent
	2013		2012		Change	Change
CEW segment:
TASER X26	$8,123	26.7%	$10,711	41.8%	$(2,588)	(24.2)%
TASER X2	4,735	15.6	3,209	12.5	1,526	47.6
TASER X26P	3,400	11.2	—	*	3,400	*
TASER C2	812	2.7	811	3.2	1	*
M26	220	0.7	247	1.0	(27)	(10.9)
TASER X3	199	0.7	14	0.1	185	*
XREP	2	*	155	0.6	(153)	(98.7)
Single Cartridges	8,487	27.9	7,220	28.2	1,267	17.5
Extended Warranties	1,028	3.4	849	3.3	179	21.1
Other	997	3.3	1,542	6.0	(545)	(35.3)

CEW segment	28,003	92.0	24,758	96.6	3,245	13.1

Video segment:
AXON/EVIDENCE.com	1,244	4.1	224	0.9	1,020	455.4
TASER Cam	959	3.2	603	2.4	356	59.0
Other	228	0.7	56	0.2	172	307.1

Video segment	2,431	8.0	883	3.4	1,548	175.3

Total net sales	$30,434	100.0%	$25,641	100.0%	$4,793	18.7

*	not meaningful

Net sales to the United States and other countries are summarized as follows:

	Three Months Ended March 31,
	2013	2012
United States	90%	84%
Other Countries	10	16

Total	100%	100%

Net sales were $30.4 million and $25.6 million for the three months ended March 31, 2013 and 2012, respectively, an increase of $4.8 million, or 18.7%. The increase in net sales for the first quarter of 2013 compared to 2012 was primarily driven by the continued adoption of the TASER X2, which contributed $4.7 million of sales for the first quarter of 2013 compared to $3.2 million for the same period in the previous year. The TASER X26P, which was introduced in January 2013, also realized strong initial adoption in the first quarter with sales of $3.4 million. Sales of our X26 CEWs decreased $2.6 million for the first quarter of 2013 when compared to the same period in the previous year as a result of customers upgrading old CEW weapons to the X2 and X26P CEWs.

Revenue relative to our Video segment increased $1.5 million to $2.4 million for the three months ended March 31, 2013. During the second quarter of 2012, we began shipments of our AXON Flex on-officer camera, with our EVIDENCE.com software-as-a-service. We continue to generate traction with a number of new agencies adopting the platform. Bookings related to our Video segment in the current quarter increased to $1.4 million, compared $0.4 million in the same quarter in the prior year. We consider bookings to be a statistical measure defined as the sales price of orders placed in the relevant time period. Bookings are an indication of the activity the Company is seeing relative to AXON Flex and EVIDENCE.com. The Company has deliverables to meet, prior to recognizing revenue related to many of the orders. These statistics represent orders and not invoiced sales. Once invoiced, the revenue related to EVIDENCE.com is recognized over the requisite service period of one to five years.

International sales for the first quarter of 2013 and 2012 represented approximately $3.1 million, or 10%, and $4.0 million, or 16%, of total net sales, respectively. Sales in the international market generally are larger and occur more intermittently than in the domestic market due to the profile of the customers.

Cost of Products Sold

Cost of products sold were $12.0 million and $10.4 million for the three months ended March 31, 2013 and 2012, respectively, an increase of $1.6 million, or 15.2%. As a percentage of net sales, cost of products sold decreased to 39.4% in the first quarter of 2013 compared to 40.6% in the first quarter of 2012. The decrease in overall cost of products sold as a percentage of sales was driven by higher sales and by improvements to our Video segment margins. There are a number of fixed costs for the Video segment which, as we generate traction in the business, remain stable and allow for lower cost of products sold as a percentage of revenue. Cost of products sold for our CEW segment were $10.2 million for the three months ended March 31, 2013, or 36.5% of CEW segment sales, compared to $8.6 million for the three months ended March 31, 2012, or 34.8% of CEW segment sales.

Cost of products sold and services delivered for the Video segment were $1.8 million for the each of the three months ended March 31, 2013 and 2012. The slight decrease in costs for our Video segment for the first quarter of 2013 relates to the increase in sales for the Video segment offset by lower costs from exiting our data center in 2012 which decreased our cost of service delivered. As a percentage of revenue, cost of products sold and services delivered were 72.6% and 202.4% for the three months ended March 31, 2013 and 2012, respectively.

Gross Margin

Gross margin was $18.5 million and $15.2 million for the three months ended March 31, 2013 and 2012, respectively, an increase of $3.2 million, or 21.1%. Our gross margin as a percent of sales increased to 60.6% for the first quarter of 2013 compared to 59.4% for the first quarter of 2012, a result of the factors discussed above under cost of products sold.

Sales, General and Administrative Expenses

For the three months ended March 31, 2013 and 2012, sales, general and administrative expenses were comprised of the following (dollars in thousands):

	Three Months Ended March 31,
			$	%
	2013	2012	Change	Change
Salaries, benefits and bonus	$3,630	$2,685	$945	35.2%
Legal, professional and accounting fees	1,882	1,718	164	9.5
Travel and meals	813	696	117	16.8
Stock-based compensation	731	547	184	33.6
Consulting and lobbying	562	568	(6)	(1.1)
Depreciation and amortization	321	429	(108)	(25.2)
Sales and marketing	967	784	183	23.3
D&O and liability insurance	505	364	141	38.7
Other	1,800	1,063	737	69.3

Total	$11,211	$8,854	$2,357	26.6

Sales, general and administrative as a % of net sales	36.8%	34.5%

Sales, general and administrative expenses were $11.2 million and $8.9 million for the three months ended March 31, 2013 and 2012, respectively, an increase of $2.4 million, or 26.6%. As a percentage of net sales, sales, general and administrative expenses increased to 36.8% for the first quarter of 2013 compared to 34.5% for the first quarter of 2012. Compared to the first quarter of 2012, salaries, benefits and stock compensation expense increased $1.1 million as a result of strategic hires that were made over the last year, primarily in customer facing roles such as telesales, customer service, account management and field services. Included in “Other” are certain expenses related to other litigation activities. Other increases in SG&A during the first quarter of 2013 compared to the first quarter of 2012 relate to general business operations and sales efforts.

Research and Development Expenses

Research and development expenses were $2.0 million for the three months ended March 31, 2013 and are consistent with the prior year.

Litigation Judgment Expense

During the second quarter of 2011, the Company recorded a $3.3 million litigation judgment expense, which represented a charge for an adverse jury verdict received in the Turner case and costs associated with post-trial motions. This charge represented management’s best estimate of the Company’s uninsured portion of the judgment after consideration of available insurance coverage. During 2011, management estimated the range of loss in the Turner case to be nil to $3.8 million. During March 2012, the Federal District Court for the Western District of North Carolina granted the Company’s motion for remittitur and ordered the reduction of the original jury award from $10.0 million to approximately $4.4 million after offsets. On April 20, 2012, the court issued another order, which adjusted the award to $5.5 million. Based on this action by the court, the Company reversed a portion of the previously accrued litigation judgment expense during the three months ended March 31, 2012, which resulted in a benefit of $2.2 million and a reserve of $1.1 million at such time. As of March 31, 2013, the reserve remains at $1.1 million.

Provision for Income Taxes

The provision for income taxes was $1.9 million for the three months ended March 31, 2013. Our estimated full year effective tax rate for 2013, before discrete period adjustments, is approximately 38.8%, which is above the statutory rate due to the impact of state taxes and non-deductible expenses for items such as ISO stock option expense, meals and entertainment and lobbying fees, which make our projected annual net income for tax purposes higher than our book pre-tax income.

Net Income

Our net income decreased to $3.3 million, or $0.06 per basic and diluted share, for the first quarter of 2013 compared to net income of $3.8 million, or $0.07 per basic and diluted share, for the first quarter of 2012.

Liquidity and Capital Resources

Summary

As of March 31, 2013, we had $38.6 million in cash, an increase of $2.5 million from the end of 2012, which primarily relates to the growth in sales which drove cash from operating activities of $4.5 million. In addition, short-term investment maturities of $1.7 million in the first quarter of 2013 were retained as cash and not reinvested during the first quarter. The increase in cash from operating and investing activities was largely offset by purchases of the Company’s common stock under the $25.0 million buyback program authorized on February 25, 2013. Repurchases of our common stock may take place from time to time on the open market, will be financed with available cash and are subject to market and business conditions. There were no cash equivalents or short-term investments at March 31, 2013.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Operating activities	$4,519,584	$3,662,675
Investing activities	1,227,107	(644,103)
Financing activities	(3,319,901)	14,629
Effect of exchange rate changes on cash and cash equivalents	26,803	15,649

Increase in cash and cash equivalents	$2,453,593	$3,048,850

Operating activities

Net cash provided by operating activities in the first three months of 2013 of $4.5 million was primarily driven by $3.3 million of net income for the period, adjusted for the net add-back of non-cash expenses of $2.5 million, including depreciation and amortization expense of $1.4 million, $1.7 million of deferred income taxes and stock-based compensation expense of $0.9 million. In addition, operating cash flows were reduced by $1.9 million related to excess tax benefit from stock-based activities. Cash from operating activities reflects a net $1.3 million outflow related to the net change in assets and liabilities. A decrease in accounts payable and accrued liabilities resulted in an outflow of $2.1 million. This decrease was due to normal fluctuations regarding the receipt of invoices and timing of check runs, as well as the timing of payroll-related liabilities. Increases in prepaids and other assets, and inventory also resulted in outflows of $1.1 million and $0.9 million, respectively. Partially offsetting these outflows from changes in operating assets and liabilities are inflows of $1.7 million related to increased deferred revenue and $1.3 million from decreased accounts and notes receivable. The increase in deferred revenue resulted from growing warranty sales and the decrease in receivables is due to collection of year-end receivables from sales in the fourth quarter of 2012.

Net cash provided by operating activities in the first three months of 2012 of $3.7 million was primarily driven by $3.8 million of net income for the period, adjusted for the net add-back of non-cash expenses of $2.3 million, including depreciation and amortization expense of $1.7 million and stock-based compensation expense of $0.8 million, offset by a $2.2 million litigation judgment recovery. Additionally, changes in operating assets and liabilities were reduced by $2.5 million related to increased accounts and notes receivable due to timing of collections. Increases in other operating asset and liability accounts were largely offsetting.

Investing activities

Net cash provided by investing activities in the first three months of 2013 was $1.2 million for investing activities in the first three months of 2013, which consists of $1.7 million for net proceeds from the maturity of short-term investments, offset by $0.5 million for the acquisition of property, equipment (net of proceeds received from disposal) and intangible assets. In anticipation of switching investment managers in the subsequent quarter, the Company did not reinvest proceeds from the maturity of short-term investments during the three months ended March 31, 2013.

We used $0.6 million for investing activities in the first three months of 2012, which consists of $0.2 million for net purchases of short-term investments and $0.4 million for the acquisition of property, equipment and intangible assets.

Financing activities

During the first three months of 2013, net cash used by financing activities was approximately $3.3 million primarily attributable to the repurchase of $5.4 million of the Company’s common stock, which was purchased for a weighted average cost of $7.61 per share. The weighted average cost includes the average price paid per share of $7.58, plus any applicable administrative costs for the transaction. The repurchase of common stock was made under a stock repurchase program authorized by TASER’s Board of Directors on February 25, 2013 under which TASER may acquire up to $25.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations.

During the three months ended 2013, the Company recorded $1.9 million for excess tax benefit related to stock-based compensation. The tax benefit relates to exercises occurring through 2013 which gave rise to tax attribute carry forwards such as net operating losses and tax credits. The Company was able to recognize this benefit in 2013 due to its positive taxable income during the period.

During the first three months of 2012, net cash used by financing activities was $15,000 and related to the exercise of stock options.

Liquidity and Capital Resources

Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. We believe funds generated from our expected results of operations, as well as available cash and cash equivalents, will be sufficient to finance our operations and strategic initiatives for 2013. In addition, our $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. The line is secured by our accounts receivable and inventory, and bears interest at varying rates currently LIBOR plus 1.5% to prime. As of March 31, 2013, we had letters of credit outstanding of $0.6 million, leaving the net amount available for borrowing of $9.4 million. The facility matures on June 30, 2014. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At March 31, 2013, and December 31, 2012 and 2011, there were no borrowings under the line.

Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed coverage charge ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At March 31, 2013, the Company’s tangible net worth ratio was 0.34:1 and its fixed charge coverage ratio was 8.57:1. Accordingly, the Company was in compliance with these covenants.

Based on our strong balance sheet and the fact that we had only $0.1 million in long-term debt and capital lease obligations at March 31, 2013, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.

On February 25, 2013, we announced that that our board of directors authorized a new share repurchase program for up to $25 million of its common stock. During the three months ended March 31, 2013, the Company repurchased approximately $5.4 million of common stock. As of April 25, 2013 the Company has repurchased approximately 1.9 million shares of common stock at a total cost of approximately $14.8 million. Approximately $10.2 million is remaining under the repurchase program. Additional repurchases will be funded by available cash, subject to working capital requirements. During March 2013, the Company obtained a waiver from the provider of its line of credit allowing for the execution of the share repurchase program without violation of the terms and covenants of its credit agreement

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of March 31, 2013 or December 31, 2012.

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

Product Warranties

We warrant our law enforcement CEWs from manufacturing defects on a limited basis for a period of one year after purchase and thereafter will replace any defective TASER unit for a fee. The AXON Flex, Evidence Transfer Manager (“ETM”), and related accessories are warranted for one year. Until September 1, 2012, the TASER C2 was warranted for a period of 90 days after purchase. As of September 1, 2012, the TASER C2 is warranted for a period of one year after purchase. Estimated costs for our standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. We estimate future warranty costs based on historical data related to returns and warranty costs on a quarterly basis and apply this rate to current product anticipated returns from our customers. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. The accrued warranty liability expense is reviewed quarterly to evaluate whether it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of March 31, 2013 and December 31, 2012, our reserve for warranty costs was $0.5 million.

Revenue related to separately priced extended warranties is recorded as deferred income and subsequently recognized in net sales on a straight-line basis over the delivery period. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.

Inventory

Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities and a determination of what costs are considered to be abnormal fixed production costs, which are expensed as current period charges. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory decreased to $0.6 million at March 31, 2013, compared to $2.3 million at December 31, 2012. This decrease is attributable primarily to the disposal of the majority of the X3 CEW inventory that had been previously reserved. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves may be necessary.

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

Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts and notes receivable are presented net of an allowance for doubtful accounts. This allowance represents our best estimate and is based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. Our allowance for doubtful accounts was $0.2 million at both March 31, 2013 and December 31, 2012. In the event that actual uncollectible amounts differ from these estimates, changes in allowances for doubtful accounts might become necessary.

Valuation of Long-lived Assets

We review long-lived assets, such as property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We utilize a two-step approach to testing long-lived assets for impairment. The first step tests for possible impairment indicators. If one or more impairment indicators are present, the second step measures whether the asset is recoverable based on a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our review requires the use of judgment and estimates. There were no impairments recognized in the three months ended March 31, 2013 and 2012. However, future events or circumstances may result in a charge to earnings if we determine that the carrying value of a long-lived asset is not recoverable.

Income Taxes

We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carry forwards.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $7.9 million in tax credits for Federal, Arizona and California income tax purposes related to the 2003 through 2013 tax years, net of the federal benefit on the Arizona and California research and development tax credits. Management determined that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, has established a cumulative liability for unrecognized tax benefits of $2.9 million as of March 31, 2013. In addition, the Company established a $0.1 million liability related to uncertain tax positions for certain state income tax liabilities, for a total unrecognized tax benefit of $3.0 million. As of March 31, 2013, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $3.0 million be recognized, the Company’s effective tax rate would be favorably impacted. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

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

In preparing the Company’s condensed consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Management has determined that it is more likely than not that future sales and profitability will allow for the utilization of the deferred tax assets. However, the deferred tax asset could be further reduced or the valuation allowance could be changed in the near-term if estimates of future taxable income during the carry forward period change.

Stock-based Compensation

We have historically granted stock-based compensation for various equity owners and key employees as a means of attracting and retaining quality personnel. We have utilized restricted stock units and stock options; however, no stock options were issued during 2012 or the first quarter of 2013. The fair value of restricted stock units is estimated as the closing price of our common stock on the date of grant. We estimate the fair value of granted stock options by using the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (forfeitures). The expense for both restricted stock units and stock options is recorded over the life of the grant, net of forfeitures.

We have granted a total of approximately 1.3 million performance-based awards (options and restricted stock units) of which approximately 0.8 million are outstanding as of March 31, 2013, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance. These options will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on our statements of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, commercial paper and debt securities with a typical long-term debt rating of “AA” or better by any nationally recognized statistical rating organization, denominated in United States dollars. All of our investments are treated as “held-to-maturity”. Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. As of March 31, 2013, we estimate that a 10 basis point increase or decrease in interest rates would result in a change in annual interest income of less than $0.1 million. As of March 31, 2013, the Company did not have any short-term investments.

Additionally, we have access to a line of credit borrowing facility which bears interest at varying rates, currently at LIBOR plus 1.5% to prime. At March 31, 2013, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $9.4 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The discussion of legal proceedings in Note 9 to the unaudited condensed consolidated financial statements included in PART I, ITEM 1 of this Form 10-Q is incorporated by reference herein.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, under the heading “Risk Factors,” which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially, adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 26, 2013, we announced that TASER’s Board of Directors authorized a stock repurchase program to acquire up to $25.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. During the three months ended March 31, 2013, we purchased 702,866 common shares under this program for a total cost of approximately $5.4 million, or a weighted average cost of $7.61 per share. The weighted average cost includes the average price paid per share of $7.58, plus any applicable administrative costs for the transaction. The table below sets forth information regarding repurchases of our common stock by us during the three months ended March 31, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 2013	—	$—	—	$—
February 2013	—	—	—	—
March 2013	702,866	7.58	702,866	19,648,393

Total	702,866	7.58	702,866

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	XBRL Instance Document

**101	XBRL Taxonomy Extension Schema Document

**101	XBRL Taxonomy Calculation Linkbase Document

**101	XBRL Taxonomy Definition Linkbase Document

**101	XBRL Taxonomy Label Linkbase Document

**101	XBRL Taxonomy Presentation Linkbase Document

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TASER International, Inc.

Date: May 7, 2013	/s/ Patrick W. Smith
Patrick W. Smith
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2013	/s/ Daniel M. Behrendt
Daniel M. Behrendt
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibits:

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	XBRL Instance Document

**101	XBRL Taxonomy Extension Schema Document

**101	XBRL Taxonomy Calculation Linkbase Document

**101	XBRL Taxonomy Definition Linkbase Document

**101	XBRL Taxonomy Label Linkbase Document

**101	XBRL Taxonomy Presentation Linkbase Document

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed and otherwise are not subject to liability.