Form 10-Q
period 2013-06-30
TASER INTERNATIONAL INC
filed 2013-08-07
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

There were 51,063,990 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of July 25, 2013.

TASER INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TASER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,079,341	$36,126,791
Short-term investments	10,733,249	1,680,958
Accounts and notes receivable, net of allowance of $200,000 as of June 30, 2013 and December 31, 2012	16,889,785	18,101,240
Inventory, net	13,200,436	10,993,209
Prepaid expenses and other current assets	6,579,742	2,754,331
Deferred income tax assets, net	9,395,987	9,395,987

Total current assets	75,878,540	79,052,516
Property and equipment, net	20,032,085	21,952,201
Deferred income tax assets, net	11,686,195	11,605,812
Intangible assets, net	3,332,521	3,317,169
Long-term investments	1,875,723	—
Other assets	203,122	308,553

Total assets	$113,008,186	$116,236,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,897,846	$6,222,904
Accrued liabilities	7,425,604	7,065,085
Current portion of deferred revenue	5,371,520	4,287,305
Customer deposits	1,235,186	500,018
Current portion of capital lease payable	35,004	33,947

Total current liabilities	19,965,160	18,109,259
Deferred revenue, net of current portion	10,219,802	7,835,767
Liability for unrecorded tax benefits	3,072,863	2,902,896
Long-term portion of capital lease payable	85,515	103,283

Total liabilities	33,343,340	28,951,205

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized; no shares at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.00001 par value per share; 200 million shares authorized; 50,748,873 and 52,770,392 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	672	661
Additional paid-in capital	121,349,015	111,661,393
Treasury stock at cost, 16,412,755 and 13,363,789 shares at June 30, 2013 and December 31, 2012, respectively	(92,202,810)	(67,203,043)
Retained earnings	50,638,422	42,883,067
Accumulated other comprehensive loss	(120,453)	(57,032)

Total stockholders’ equity	79,664,846	87,285,046

Total liabilities and stockholders’ equity	$113,008,186	$116,236,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$32,175,797	$28,222,443	$62,609,449	$53,863,835
Cost of products sold and services delivered	12,433,434	11,720,070	24,416,082	22,120,203

Gross margin	19,742,363	16,502,373	38,193,367	31,743,632
Sales, general and administrative expenses	10,940,085	8,404,611	22,122,025	17,258,633
Research and development expenses	1,992,064	2,038,830	4,004,620	4,171,050
Litigation judgment recovery	—	—	—	(2,200,000)

Income from operations	6,810,214	6,058,932	12,066,722	12,513,949
Interest and other income (expense), net	18,677	7,133	(4,084)	14,127

Income before provision for income taxes	6,828,891	6,066,065	12,062,638	12,528,076
Provision for income taxes	2,371,357	2,623,818	4,307,283	5,282,011

Net income	$4,457,534	$3,442,247	$7,755,355	$7,246,065

Income per common and common equivalent shares
Basic	$0.09	$0.06	$0.15	$0.12
Diluted	$0.08	$0.06	$0.14	$0.12
Weighted average number of common and common equivalent shares outstanding
Basic	51,109,060	54,520,889	51,923,097	58,849,010
Diluted	52,853,166	55,166,644	53,698,787	59,482,674

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net income	$4,457,534	$3,442,247	$7,755,355	$7,246,065
Foreign currency translation adjustments	(45,185)	(20,429)	(63,421)	(20,547)

Comprehensive income	$4,412,349	$3,421,818	$7,691,934	$7,225,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$7,755,355	$7,246,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,948,266	3,395,443
(Gain) loss on write down / disposal of property and equipment, net	(28,960)	106,824
Loss on disposal of intangibles	110,993	71,351
Bond premium amortization	68,766	35,812
Provision for doubtful accounts	479	481
Provision for excess and obsolete inventory	168,973	197,468
Provision for warranty	505,852	97,226
Stock-based compensation expense	1,942,641	1,347,662
Litigation judgment recovery	—	(2,200,000)
Deferred income taxes	3,799,192	3,185,099
Provision for unrecognized tax benefits	169,967	29,967
Excess tax benefit from stock-based compensation	(3,879,575)	—
Change in assets and liabilities:
Accounts and notes receivable	1,210,976	(2,916,419)
Inventory	(2,376,200)	820,435
Prepaids and other assets	(3,776,541)	(8,646)
Accounts payable and accrued liabilities	(600,333)	397,322
Deferred revenue	3,468,250	1,260,534
Customer deposits	735,168	317,882

Net cash provided by operating activities	12,223,269	13,384,506

Cash Flows from Investing Activities:
Purchases of investments	(12,676,780)	(6,242,033)
Proceeds from call / maturity of investments	1,680,000	6,128,147
Purchases of property and equipment	(838,995)	(602,302)
Proceeds from disposal of fixed assets	33,709	—
Purchases of intangible assets	(202,193)	(251,987)

Net cash used in investing activities	(12,004,259)	(968,175)

Cash Flows from Financing Activities:
Repurchase of common stock	(24,999,767)	(16,138,551)
Proceeds from options exercised	4,050,734	396,885
Payroll tax payments for net-settled stock awards	(185,317)	—
Excess tax benefit from stock-based compensation	3,879,575	—
Payments on capital lease obligation	(16,711)	—

Net cash used in financing activities	(17,271,486)	(15,741,666)

Effect of exchange rate change on cash and cash equivalents	5,026	(5,379)
Net decrease in cash and cash equivalents	(17,047,450)	(3,330,714)
Cash and cash equivalents, beginning of period	36,126,791	21,300,733

Cash and cash equivalents, end of period	$19,079,341	$17,970,019

Supplemental Disclosure:
Cash paid for income taxes—net	$2,291,762	$820,361
Non-Cash Transactions:
Property and equipment purchases in accounts payable	$51,257	$47,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

TASER International, Inc. (“TASER” or the “Company”) is a developer and manufacturer of advanced conducted electrical weapons (“CEWs”) designed for use in law enforcement, federal, military, corrections, private security and personal defense. In addition, the Company has developed full technology solutions for the capture, storage and management of video/audio evidence as well as other tactical capabilities for use in law enforcement. The Company sells its products worldwide through its direct sales force, distribution partners, online store and third-party resellers. The Company was incorporated in Arizona in September 1993, and reincorporated in Delaware in January 2001. The Company’s corporate headquarters and manufacturing facilities are located in Scottsdale, Arizona. The Company’s software development division facilities are located in Santa Barbara, California and Bellevue, Washington.

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

a. Basis of presentation, preparation and use of estimates

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended December 31, 2012, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Form 10-K for the year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 and 2012, are not necessarily indicative of the results to be expected for the full year (or any other period). Certain amounts have been reclassified to conform to current year presentation.

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

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

c. Geographic information and major customers

For the three and six months ended June 30, 2013 and 2012, net sales by geographic area were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
United States	$27,240,212	85%	$23,393,683	83%	$54,554,200	87%	$45,005,597	84%
Other Countries	4,935,585	15	4,828,760	17	8,055,249	13	8,858,238	16

Total	$32,175,797	100%	$28,222,443	100%	$62,609,449	100%	$53,863,835	100%

Sales to customers outside of the United States are typically denominated in U.S. dollars and are attributed to each country based on the billing address of the distributor or customer. For the three and six months ended June 30, 2013 and 2012, no individual country outside of the United States represented greater than 10% of total net sales. Sales in the international market generally are larger and occur more intermittently than in the domestic market due to the profile of the customer.

For the three months ended June 30, 2013, one distributor represented approximately 12.1% of total net sales. In the three months ended June 30, 2012, one distributor represented approximately 24.1% of total net sales. For the six months ended June 30, 2013, one distributor represented approximately 13.1% of total net sales. For the six months ended June 30, 2012, one distributor represented approximately 18.8% of total net sales. At June 30, 2013, the Company had receivables from two customers comprising approximately 13.5% and 11.9% of its aggregate accounts receivable balance, respectively. At December 31, 2012, the Company had a trade note receivable from one unaffiliated customer comprising 17.2% of the aggregate accounts receivable balance.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$4,457,534	$3,442,247	$7,755,355	$7,246,065

Denominator:
Weighted average shares outstanding—basic	51,109,060	54,520,889	51,923,097	58,849,010
Dilutive effect of stock-based awards	1,744,106	645,755	1,775,690	633,664

Diluted weighted average shares outstanding	52,853,166	55,166,644	53,698,787	59,482,674

Anti-dilutive stock-based awards excluded	1,235,117	5,346,367	1,234,221	6,534,472

Net income per common share:
Basic	$0.09	$0.06	$0.15	$0.12
Diluted	$0.08	$0.06	$0.14	$0.12

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

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company sells its Video segment products separately, but in most instances the Company’s AXON equipment and EVIDENCE.com software-as-a-service are sold together. In these instances, customers typically purchase and pay for the AXON equipment and EVIDENCE.com services in advance, with the AXON equipment representing a deliverable that is provided to the customer at the time of sale, and EVIDENCE.com services provided over a specified service term, which has typically ranged from one to five years. The Company recognizes revenue for the AXON equipment at the time of the sale consistent with the discussion of multiple deliverable arrangements above. Revenue for EVIDENCE.com service is deferred at the time of the sale and recognized over the service period. At June 30, 2013 and December 31, 2012, approximately $2.4 million and $1.3 million of EVIDENCE.com revenue were deferred, respectively, and are being recognized over the applicable service terms.

The Company offers customers the right to purchase extended warranties that include additional services and coverage beyond the limited warranty for certain products. Revenue for extended warranty purchases is deferred at the time of sale and recognized over the warranty period commencing on the date of sale. Extended warranties range from one to five years. At June 30, 2013 and December 31, 2012, approximately $12.9 million and $10.8 million were deferred under this program, respectively.

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

The reserve for warranty returns is included in accrued liabilities on the condensed consolidated balance sheet. The six months ended June 30, 2013 includes additional expense due to a change in estimate for the AXON Flex on-officer camera based on the analysis of return data for their first year of sales in addition to warranty expense relating to the launch of the X26P in the first quarter of 2013. The warranty expense for the six months ended June 30, 2012, is net of a recovery due to a change in estimate for the X2 CEW warranty reserves based on the analysis of return data for their first year of sales. Changes in the Company’s estimated product warranty liabilities are as follows:

	Six Months Ended June 30,
	2013	2012
Balance, January 1,	$483,721	$427,459
Utilization of accrual	(295,179)	(164,578)
Warranty expense	505,852	97,226

Balance, June 30,	$694,394	$360,107

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

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2013, the Company held cash, cash equivalents, and investments, which are typically comprised of money market mutual funds, certificates of deposit and high quality municipal and corporate bonds. Money market mutual funds are recorded at market value and are valued using Level 1 valuation techniques. All other instruments are recorded at amortized cost on the balance sheet based on management’s ability and intent to hold these instruments to maturity. The Company’s financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.

h. Impairment of Long-Lived Assets

Management evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. Such circumstances could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way products are branded and marketed. In performing the review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. No impairment losses were recorded in the three or six months ended June 30, 2013 and 2012.

i. Recently issued accounting guidance

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income (“OCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance was effective for fiscal years beginning after December 15, 2012. The amendments do not change the current requirements for reporting net income or OCI in financial statements. The Company adopted this guidance during the first quarter of 2013. The adoption did not have an impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued an ASU to simplify the impairment testing for indefinite-lived intangibles by allowing an entity to first assess qualitative factors, considering the totality of events and circumstances, to determine that it is more likely than not that the carrying amount of a reporting unit is less than its fair value. If it is not, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. The new guidance was effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012. The Company adopted this guidance during the first quarter of 2013. The adoption did not have a material impact on the Company’s consolidated financial statements.

2. Cash, cash equivalents, and investments

Cash and cash equivalents include funds on hand and highly liquid investments purchased with initial maturity of three months or less. Short-term investments include securities with an expected maturity date within one year of the balance sheet date that do not meet the definition of cash equivalent, and long-term investments are securities with an expected maturity date greater than one year. The Company’s short-term and long-term investments are typically invested in municipal and corporate bonds, which, based on management’s intent and ability, are classified as held to maturity investments and are recorded at amortized cost. As of June 30, 2013, the Company’s investments have gross unrealized losses of less than $1,000. These investments are expected to be redeemed at par value, and because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2013.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of cash, cash equivalents and held-to-maturity investments by type at June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Cash and money market funds	$17,091,149	$—	$—	$17,091,149	$36,126,791	$—	$—	$36,126,791
State and municipal obligations	11,869,005	8,231	(9)	11,877,227	—	—	—	—
Corporate bonds	1,001,384	106	—	1,001,490	958	—	—	958
Certificates of deposit	1,726,775	2	(30)	1,726,747	1,680,000	—	(1,488)	1,678,512

Total cash, cash equivalents and investments	$31,688,313	$8,339	$(39)	$31,696,613	$37,807,749	$—	$(1,488)	$37,806,261

The following table summarizes the classification of cash, cash equivalents and investments in the accompanying balance sheet:

	June 30,	December 31,
	2013	2012
Cash	$14,731,037	$19,811,735
Cash equivalents	4,348,304	16,315,056

Total cash and cash equivalents	19,079,341	36,126,791
Short-term investments	10,733,249	1,680,958
Long-term investments	1,875,723	—

Total cash, cash equivalents and investments	$31,688,313	$37,807,749

The following table summarizes the amortized cost and fair value of the short-term and long-term investments held by the Company at June 30, 2013 by contractual maturity:

	Amortized Cost	Fair Value
Due in less than one year	$10,733,249	$10,740,229
Due after one year, through two years	1,875,723	1,876,217

Total short-term and long-term investments	$12,608,972	$12,616,446

3. Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method, and includes allocations of manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. The reserve for excess and obsolete inventory decreased to $0.7 million at June 30, 2013, compared to $2.3 million at December 31, 2012. This decrease is attributable primarily to the disposal of the majority of the X3 CEW inventory that had been previously reserved. The increase in finished goods inventory at June 30, 2013 as compared to December 31, 2012 relates primarily to CEW units completed in anticipation of future sales. Inventories as of June 30, 2013 and December 31, 2012, consisted of the following:

	June 30,	December 31,
	2013	2012
Raw materials	$8,988,668	$9,689,172
Work-in-process	168,103	131,492
Finished goods	4,725,827	3,492,167
Reserve for excess and obsolete inventory	(682,162)	(2,319,622)

Total inventory	$13,200,436	$10,993,209

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Intangible assets

Intangible assets consisted of the following at June 30, 2013 and December 31, 2012:

		June 30, 2013			December 31, 2012
		Gross		Net
		Carrying	Accumulated	Carrying	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized:
Domain names	5 Years	$139,431	$(109,789)	$29,642	$139,431	$(103,840)	$35,591
Issued patents	4 to 15 Years	1,553,951	(404,770)	1,149,181	1,528,955	(362,032)	1,166,923
Issued trademarks	9 to 11 Years	404,524	(122,958)	281,566	362,106	(101,561)	260,545

Total amortized		2,097,906	(637,517)	1,460,389	2,030,492	(567,433)	1,463,059

Not amortized:
TASER trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		972,132		972,132	954,110		954,110

Total not amortized		1,872,132		1,872,132	1,854,110		1,854,110

Total intangible assets		$3,970,038	$(637,517)	$3,332,521	$3,884,602	$(567,433)	$3,317,169

Amortization expense relative to intangible assets for the three and six months ended June 30, 2013 was approximately $38,000 and $76,000, respectively. Amortization expense relative to intangible assets for the three and six months ended June 30, 2012 was approximately $34,000 and $68,000, respectively.

Estimated amortization expense of intangible assets for the remaining six months of 2013, the next five years ended December 31, and thereafter is as follows:

2013 (remaining six months)	$77,524
2014	154,131
2015	145,380
2016	138,309
2017	134,736
2018	125,139
Thereafter	685,170

Total	$1,460,389

5. Accrued liabilities

Accrued liabilities consisted of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Accrued salaries and benefits	$2,350,891	$2,416,268
Accrued judgments and reserves	1,850,000	2,090,000
Accrued warranty expense	694,394	483,721
Accrued income and other taxes	104,518	295,595
Other accrued expenses	2,425,801	1,779,501

Accrued liabilities	$7,425,604	$7,065,085

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Income taxes

Deferred Tax Assets

The net deferred income tax assets at June 30, 2013, include capitalized research and development costs, research and development tax credits, non-qualified stock-based compensation expense, deferred warranty revenue, warranty and inventory reserves, accrued vacation, and other items, partially offset by accelerated depreciation expense. The Company’s total current and long-term net deferred tax assets at June 30, 2013 are $21.1 million.

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

The Company has completed research and development tax credit studies which identified approximately $7.9 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2013 tax years, net of the federal benefit on the Arizona and California R&D tax credits. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $2.9 million as of June 30, 2013. In addition, management has accrued approximately $0.2 million for estimated uncertain tax positions related to certain state income tax liabilities. As of June 30, 2013, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $3.1 million be recognized, the Company’s effective tax rate would be favorably impacted.

Effective Tax Rate

The Company’s overall effective tax rate for the six months ended June 30, 2013 was 35.7%, which is slightly above the federal statutory rate due to the impact of state taxes and non-deductible expenses for items such as Incentive Stock Option (“ISO”) expense, meals and entertainment and lobbying fees, which make the projected annual net income for tax purposes higher than its book pre-tax income. These increases to the effective tax rate were largely offset by credits related to disqualifying dispositions of ISOs during the quarter. When an employee exercises ISOs and sells the related stock prior to the mandatory holding period, for tax purposes the associated expense becomes a reduction to the Company’s taxable income. The Company’s estimated effective tax rate before discrete adjustments for the full year of 2013 is approximately 38.8%.

7. Stockholders’ equity

Stock Option Activity

At June 30, 2013, the Company had five stock-based compensation plans, four of which are described more fully in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. On May 23, 2013, the Company’s stockholders approved a new stock incentive plan authorizing an additional 1.6 million shares for issuance under the Company’s Plans. There are approximately 2.5 million shares available for grant under the plans as of June 30, 2013.

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

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2013:

		Weighted
		Average Grant-
	Number of	Date Fair	Aggregate
	Units	Value	Intrinsic Value
Units outstanding, beginning of period	582,212	$5.42
Granted	641,179	8.86
Released	(149,137)	5.29
Forfeited	(14,126)	5.30

Units outstanding, end of period	1,060,128	7.52	$9,032,291

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the period, which was $8.52 per share, multiplied by the number of RSUs. As of June 30, 2013, there was $5.5 million in unrecognized compensation cost related to RSUs granted under our stock plans. We expect to recognize this cost over a weighted average period of 28 months. RSUs are released when vesting requirements are met.

In 2013, the Company granted approximately 139,000 performance-based RSUs (included in the table above). Of the approximately 225,000 performance-based RSUs outstanding as of June 30, 2013, the performance criteria have been met for approximately 88,000 units which will vest upon the completion of service requirements.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2013:

			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	options	Exercise Price	Life (years)	Intrinsic Value
Options outstanding, beginning of period	6,321,076	$6.05
Granted	—
Exercised	(902,314)	4.48
Expired / forfeited	(127,124)	5.78

Options outstanding, end of period	5,291,638	6.32	4.30	$13,573,609

Exercisable at June 30, 2013	4,747,679	6.52	4.03	11,450,150

Expected to vest after June 30, 2013	467,065	4.61	6.64	1,826,751

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock of $8.52 on June 30, 2013. The aggregate intrinsic value of options exercised for the three and six months ended June 30, 2013 was approximately $2.3 million and $3.9 million, respectively. The aggregate intrinsic value of options exercised for the three and six months ended June 30, 2012 was approximately $0.9 million and $0.9 million, respectively. As of June 30, 2013, total unrecognized stock-based compensation expense related to unvested stock options was approximately $0.5 million, which is expected to be recognized over a remaining weighted average period of approximately 11 months. Options expected to vest are presented net of expected forfeitures.

Included in the table above is approximately 0.5 million of performance-based options, including 0.2 million for which performance conditions have been met. At June 30, 2013, there are approximately 0.3 million performance-based options outstanding for which the performance criteria have yet to be met. There is approximately $0.1 million of remaining expense to be recognized relative to these performance based options as of June 30, 2013.

Share-Based Compensation Expense

The fair value of RSUs is estimated as the closing price of our common stock on the date of grant. The Company calculates the fair value of stock options using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected life and risk-free interest rates. No options were awarded during the six month periods ended June 30, 2013 or June 30, 2012. The estimated fair value of stock-based compensation awards is amortized to expense on a straight-line basis over the service periods. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s forfeiture rate was calculated based on its historical experience of awards which ultimately vested.

Share-based compensation was classified as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of products sold	$49,436	$28,748	$83,868	$95,892
Sales, general and administrative expenses	826,735	426,231	1,557,239	973,364
Research and development expenses	143,129	134,629	301,534	278,406

Total share-based compensation	$1,019,300	$589,608	$1,942,641	$1,347,662

Total share-based compensation expense recognized in the statement of operations for the three months ended June 30, 2013 and 2012, included approximately $24,000 and $85,000, respectively, related to incentive stock options for which no tax benefit is recognized. Total share-based compensation expense recognized in the statement of operations for the six months ended June 30, 2013 and 2012, included approximately $63,000 and $0.2 million, respectively, related to incentive stock options for which no tax benefit is recognized.

Issuer Purchases of Equity Securities

In February 2013, the Company announced that TASER’s Board of Directors authorized a stock repurchase program to acquire up to $25.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. During the six months ended June 30, 2013, the Company purchased 3,048,966 common shares under this program for a total cost of approximately $25.0 million, or a weighted average cost of $8.20 per share. The weighted average cost includes the average price paid per share of $8.17, plus any applicable administrative costs for the transaction. The Company has not purchased any additional treasury shares subsequent to June 30, 2013.

8. Line of credit

The Company has a $10.0 million revolving line of credit with a domestic bank. As of June 30, 2013, the Company had letters of credit outstanding of $0.6 million under the facility and available borrowing of $9.4 million. The line is secured by the Company’s accounts receivable and inventory, and bears interest at varying rates (currently LIBOR plus 1.5% to prime). The line of credit matures on June 30, 2014, and requires monthly payments of interest only. At June 30, 2013 and December 31, 2012, there were no borrowings under the line. The Company’s agreement with the bank requires it to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At June 30, 2013, the Company’s tangible net worth ratio was 0.44:1 and its fixed charge coverage ratio was 4.24:1. Accordingly, the Company was in compliance with these covenants.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Commitments and contingencies

Product Litigation

The Company is currently named as a defendant in 23 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CEW was used (or present) by law enforcement officers in connection with arrests or during training exercises. In addition, three other product litigation matters in which the Company is involved are currently on appeal. While the facts vary from case to case, the product liability claims are typically based on an alleged product defect resulting in injury or death, usually involving a failure to warn, and the plaintiffs are seeking monetary damages. The Company is defending each of these lawsuits vigorously and does not expect these lawsuits to individually, or in the aggregate, materially affect our business, results of operations or financial condition. Primarily as the result of one significant product liability judgment against the Company (the Turner case, see below), the Company has exhausted its insurance coverage for the 2008 insurance policy year. If the Company is unsuccessful on its appeal of the Turner case and there are material judgments, settlements or costs relating to other cases in the 2008 policy year, the Company will not have insurance coverage to offset any such payments. The information throughout this Note is current through the filing date of this Quarterly Report on Form 10-Q.

Turner (NC) lawsuit

The Turner (NC) lawsuit was tried in July 2011 and resulted in a jury verdict of $10.0 million against the Company. The Company filed post-trial motions seeking judgment as a matter of law notwithstanding the verdict and in the alternative, a new trial or alternatively, a remittitur of the jury award. Based on this verdict, the Company recorded litigation judgment expense of $3.3 million in 2011. During March 2012, the Federal District Court for the Western District of North Carolina granted the Company’s motion for remittitur and ordered the reduction of the original jury award from $10.0 million to approximately $4.4 million after offsets. On April 20, 2012, the court issued an order which adjusted the award to $5.5 million. On May 4, 2012, the court issued another order which entered judgment in the amount of $5.5 million plus costs and post-judgment interest. Based on this action by the court, the Company reversed a portion of the previously accrued litigation judgment during the year ended December 31, 2012, which resulted in a benefit of $2.2 million during the six months ended June 30, 2012, and leaving a reserve of $1.1 million as of June 30, 2012. The Company has appealed this verdict. The appeal is fully briefed and oral argument is set for September 2013. As of June 30, 2013 and December 31, 2012, the reserve related to this case remained at $1.1 million.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

With respect to each of the pending lawsuits, the following table lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter.

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status
Grable	Aug-08	6th Judicial Circuit Court, Pinellas County, FL	Training Injury	Discovery Phase
Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Discovery Phase
Peppler	Apr-09	5th Judicial Circuit Court, Sumter City, FL	Training Injury	Discovery Phase
Derbyshire	Nov-09	Ontario, Canada Superior Court of Justice	Officer Injury	Discovery Phase
Rich	Feb-10	US District Court, NV	Wrongful Death	Trial scheduled December 2013
Thompson	Mar-10	11th Judicial Circuit Court, Miami-Dade County, FL	Suspect Injury During Arrest	Discovery Phase
Doan	Apr-10	The Queens Bench Alberta, Red Deer Judicial Dist.	Wrongful Death	Pleading Phase
Piskura	May-10	US District Court, OH	Wrongful Death	Trial scheduled October 2013
Shymko	Dec-10	The Queens Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase
Juran	Dec-10	Hennepin County District Court, 4th Judicial District	Officer Injury	Discovery Phase
Wilson	May-11	US District Court, ED MO	Wrongful Death	Discovery Phase
Ramsey	Jan-12	17th Judicial Circuit Court, Broward County Circuit Court, FL	Wrongful Death	Discovery Phase
Duensing	Feb-12	US District Court, NV	Suspect Injury During Arrest	Pleading Phase
Mitchell	Apr-12	US District Court, ED MI	Wrongful Death	Discovery Phase, trial scheduled May 2014
Firman	Apr-12	Ontario, Canada Superior Court of Justice	Wrongful Death	Pleading Phase
Ricks	May-12	US District Court, WD LA	Wrongful Death	Discovery Phase
Wingard	Oct-12	US District Court, WD PA	Wrongful Death	Pleading Phase
Manjares	Nov-12	US District Court, ED WA	Suspect Injury During Arrest	Discovery Phase; trial scheduled January 2014
McCarthy	Dec-12	US District Court, WD NC	Wrongful Death	Discovery Phase; trial scheduled June 2014
Miller	Jan-13	New Castle County Superior Court, DE	Wrongful Death	Discovery Phase
Salgado	Feb-13	US District Court, SD FL	Wrongful Death	Stayed
Armstrong	Apr-13	General Court of Justice, Superior Div, Moore County, NC	Wrongful Death	Pleading Phase
Barnes	Apr-13	US District Court, WD PA	Wrongful Death	Pleading Phase

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, other product litigation matters in which the Company is involved that are currently on appeal are listed below:

Plaintiff	Served	Jurisdiction	Claim Type	Status
Turner	Feb-10	US District Court, ED NC	Wrongful death	Appeal is fully briefed;
Oral argument set for September 2013.
Williams	Dec-10	US District Court, ND MS	Wrongful death	Appellant’s opening brief filed January 2013;
TASER’s answering brief filed March 2013;
Oral argument set for September 2013.
Bachtel	Aug-11	14th Judicial District Circuit Court,	Wrongful Death	Apellant’s opening brief filed June 2013;
		Randolph County, MO		TASER’s answering brief due August 2013.

Cases that were dismissed or judgment entered during the second quarter of 2013 and through the filing date of this Quarterly Report on Form 10-Q are listed in the table below. Cases that were dismissed or judgment entered in prior fiscal quarters are not included in this table.

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status
Salinas	Aug-08	US District Court, ND CA	Wrongful Death	Court granted Motion for Reconsideration and Motion for Summary Judgment
Russell	Dec-11	US District Court, WD VA	Wrongful Death	Voluntary Dismissal
Glowczenski	Jun-05	US Disrict Court, ED NY	Wrongful Death	Court granted Motion for Summary Judgment
Athetis	May-09	Maricopa County Superior Court, AZ	Wrongful Death	Voluntary Dismissal
City of Warren MI *	Apr-12	US District Court, ED MI	Third Party Complaint	Dismissed
Fressadi	Feb-13	US District Court, AZ	Suspect Injury During Arrest	Dismissed

*	companion case to Mitchell

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

					Defense	Remaining
	Policy Start	Policy End	Insurance	Deductible	Costs	Insurance	Active Cases and Cases on
Policy Year	Date	Date	Coverage	Amount	Covered	Coverage	Appeal
2004	12/01/03	12/01/04	$2.0	$0.1	N	$2.0	n/a
2005	12/01/04	12/01/05	10.0	0.3	Y	7.0	n/a
2006	12/01/05	12/01/06	10.0	0.3	Y	3.7	n/a
2007	12/01/06	12/01/07	10.0	0.3	Y	8.0	n/a
2008	12/01/07	12/15/08	10.0	0.5	Y	—	Grable, Koon, Peppler, Rich, Turner
2009	12/15/08	12/15/09	10.0	1.0	N	10.0	Derbyshire
2010	12/15/09	12/15/10	10.0	1.0	N	10.0	Thompson, Shymko, Doan, Piskura, Juran, Williams
2011	12/15/10	12/15/11	10.0	1.0	N	10.0	Wilson, Bachtel
Jan—Jun 2012	12/15/11	06/25/12	7.0	1.0	N	7.0	Ramsey, Duensing, Mitchell, Firman, Ricks
Jul—Dec 2012	06/25/12	12/15/12	12.0	1.0	N	12.0	Wingard, Manjares
2013	12/15/12	12/15/13	12.0	1.0	N	12.0	McCarthy, Miller, Salgado, Barnes, Armstrong

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

Other Litigation

In January 2011, the Company was served with a complaint in the matter of GEOTAG, Inc. v. TASER International, et. al. that was filed in the United States District Court for the Eastern District of Texas, Marshall Division, which alleges that a dealer geographical locator feature on TASER’s website infringes upon plaintiff’s US Patent No. 5,930,474. The complaint seeks a judgment of infringement, a permanent injunction against infringement, an award for damages, costs, expenses and prejudgment and post-judgment interest, and an award for enhanced damages and attorneys’ fees. TASER licensed this locator feature from a third party and has denied liability for infringement. This lawsuit is at the discovery phase and no trial date has been set.

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

In February 2012, the Company was served with a complaint in the matter of AA & Saba Consultants, Inc. v. TASER International, Inc. that was filed in the Superior Court for the County of Maricopa, Arizona, which alleges that the Company breached a contract by unilaterally terminating a distributor agreement between the Company and plaintiff without good cause. The complaint seeks an award for damages, costs, expenses and attorneys’ fees. TASER filed a counterclaim for breach of contract and fraud. This lawsuit is at the discovery phase and a trial date has been set for February 2014. The Company has made a settlement offer of $0.8 million to AA & SABA Consultants, Inc. which was not accepted and the offer was withdrawn. The Company has recorded the amount of the offer as an estimated liability.

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

10. Related party transactions

Consulting Services

The Company engages Mark Kroll, a member of the Board of Directors, to provide consulting services. Expenses relating to these services for the three and six months ended June 30, 2013 were approximately $37,000 and $66,000, respectively. Expenses relating to these services for the three and six months ended June 30, 2012 were approximately $48,000 and $102,500, respectively. At June 30, 2013 and December 31, 2012, the Company had accrued liabilities for these services of approximately $16,000 and $6,000, respectively.

11. Employee benefit plan

The Company has a defined contribution profit sharing 401(k) plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation, but not exceeding $17,500. The Company currently matches 100% of the first 3% of eligible compensation contributed to the Plan by each participant and 50% of the next 2% of eligible compensation contributed to the plan by each participant. The Company’s matching contributions are immediately vested. The Company’s matching contributions to the Plan for the three months and six months ended June 30, 2013, were approximately $159,000 and $326,000, respectively. The Company’s matching contributions to the Plan for the three and six months ended June 30, 2012, were approximately $126,000 and $261,000, respectively. Future matching or profit sharing contributions to the Plan are at the Company’s sole discretion.

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

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information relative to the Company’s reportable segments is as follows:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	CEW	Video	Total	CEW	Video	Total
Product sales	$30,272,853	$1,569,551	$31,842,404	$26,931,727	$1,164,128	$28,095,855
Service revenue	—	333,393	333,393	—	126,588	126,588

Net sales	30,272,853	1,902,944	32,175,797	26,931,727	1,290,716	28,222,443

Cost of products sold	10,410,910	1,355,699	11,766,609	9,783,886	736,924	10,520,810
Cost of services delivered	—	666,825	666,825	—	1,199,260	1,199,260

Gross margin	19,861,943	(119,580)	19,742,363	17,147,841	(645,468)	16,502,373
Sales, general & administrative	9,417,473	1,522,612	10,940,085	7,668,654	735,957	8,404,611
Research & development	977,508	1,014,556	1,992,064	922,084	1,116,746	2,038,830

Income (loss) from operations	$9,466,962	$(2,656,748)	$6,810,214	$8,557,103	$(2,498,171)	$6,058,932

Purchases of property and equipment	$344,098	$111,808	$455,906	$181,847	$120,725	$302,572
Purchases of intangible assets	90,074	8,606	98,680	129,809	—	129,809
Depreciation and amortization	973,736	555,771	1,529,507	1,088,838	640,095	1,728,933

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	CEW	Video	Total	CEW	Video	Total
Product sales	$58,275,475	$3,749,607	$62,025,082	$51,689,401	$1,936,259	$53,625,660
Service revenue	—	584,367	584,367	—	238,175	238,175

Net sales	58,275,475	4,333,974	62,609,449	51,689,401	2,174,434	53,863,835

Cost of products sold	20,627,577	2,543,545	23,171,122	18,395,306	1,530,772	19,926,078
Cost of services delivered	—	1,244,960	1,244,960	—	2,194,125	2,194,125

Gross margin	37,647,898	545,469	38,193,367	33,294,095	(1,550,463)	31,743,632
Sales, general & administrative	19,491,138	2,630,887	22,122,025	15,755,151	1,503,482	17,258,633
Research & development	1,966,189	2,038,431	4,004,620	1,762,436	2,408,614	4,171,050
Litigation judgment	—	—	—	(2,200,000)	—	(2,200,000)

Income (loss) from operations	$16,190,571	$(4,123,849)	$12,066,722	$17,976,508	$(5,462,559)	$12,513,949

Purchases of property and equipment	$597,931	$241,064	$838,995	$313,291	$289,011	$602,302
Purchases of intangible assets	193,587	8,606	202,193	251,987	—	251,987
Depreciation and amortization	1,972,684	975,582	2,948,266	2,282,454	1,112,989	3,395,443

The CODM does not review assets by segment as part of the financial information provided; therefore, no asset information is provided in the above table.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of June 30, 2013, and results of operations for the three and six months ended June 30, 2013 and 2012. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The tables in the MD&A sections below are derived from exact numbers and may have immaterial rounding differences.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: the impact of recently issued and adopted accounting standards and guidance; estimated amortization charges in future years and our projected effective tax rate for 2013; that our gross margins in the Video segment will improve; our expectations about unrecognized tax benefits and deferred income taxes; assumptions about the future vesting of outstanding stock options and the amortization of costs relating thereto; our litigation strategy; future changes to our accounting estimates; the outcome of pending litigation against us; the sufficiency of our valuation reserves, including warranty, accounts receivable, deferred taxes and inventory reserves; the sufficiency of our capital resources and the availability of financing to the Company and our strategy with respect to hedging activities. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; our dependence on sales of our TASER X26, X26P and X2 CEWs; the acceptance of our EVIDENCE.com software model; our ability to design, introduce and sell new products; delays in development schedules; rapid technological change and competition; product defects; breach of our security measures resulting in unauthorized access to customer data; outages and disruptions relating to our EVIDENCE.com service; budgetary and political constraints of prospects and customers; the length of our sales cycle and our ability to realize benefits from our marketing and selling efforts; litigation risks resulting from alleged product-related injuries and media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; the outcome of pending or future litigation; our ability to protect our intellectual property; intellectual property infringement claims and relating litigation costs; competition in foreign countries relating to foreign patents; our successful identification of existing intellectual property rights that might infringe on our developments; risks of governmental regulations, including regulations of our products by the United States Consumer Product Safety Commission, regulation of our products as a “crime control” product by the Federal government, state and local government regulation and foreign regulation; the adverse effects that could result from our products being classified as firearms by the United States Bureau of Alcohol and Firearms; our compliance with regulations governing the environment, including but not limited to, regulations within the European Union; new regulations relating to conflict minerals; our dependence on third party suppliers for key components of our products; component shortages, including our dependence on foreign suppliers for key components; rising costs of raw materials and transportation relating to petroleum prices; our ability to manage our growth; our ability to increase manufacturing production to meet demand; establishment and expansion of our direct and indirect distribution channels; our ability to pursue sales directly with customers; risks relating to acquisitions and joint ventures; catastrophic events; fluctuations in quarterly operating results; foreign currency fluctuations; counterparty risks relating to cash balances held in excess of FDIC insurance limits; employee retention risks and other factors identified in documents filed by us with the Securities and Exchange Commission, including those set forth in our Form 10-K.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

The following table sets forth, for the periods indicated, our unaudited consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statements of operations (dollars in thousands):

	Three Months Ended June 30,				Increase /(Decrease)
	2013		2012		$	%
Net sales	$32,176	100.0%	$28,222	100.0%	$3,953	14.0%
Cost of products sold and services delivered	12,433	38.6	11,720	41.5	713	6.1

Gross margin	19,742	61.4	16,502	58.5	3,240	19.6
Sales, general and administrative expenses	10,940	34.0	8,405	29.8	2,535	30.2
Research and development expenses	1,992	6.2	2,039	7.2	(47)	(2.3)

Income from operations	6,810	21.2	6,059	21.5	751	12.4
Interest and other (expense) income, net	19	0.1	7	0.0	12	161.8

Income before provision for income taxes	6,829	21.2	6,066	21.5	763	12.6
Provision for income taxes	2,371	7.4	2,624	9.3	(252)	(9.6)

Net income	$4,458	13.9%	$3,442	12.2%	$1,015	29.5

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended June 30,				Dollar	Percent
	2013		2012		Change	Change
CEW segment:
TASER X26	$6,906	21.5%	$8,629	30.6%	$(1,723)	(20.0)%
TASER X2	6,442	20.0	7,067	25.0	(625)	(8.8)
TASER X26P	4,617	14.3	—	—	4,617	100.0
TASER C2	545	1.7	738	2.6	(193)	(26.2)
M26	187	0.6	214	0.8	(27)	(12.6)
TASER X3	76	0.2	33	0.1	43	130.3
Single Cartridges	9,374	29.1	7,807	27.7	1,567	20.1
Extended Warranties	1,096	3.4	869	3.1	227	26.1
Other	1,030	3.2	1,575	5.6	(545)	(34.6)

CEW segment	30,273	94.1	26,932	95.4	3,341	12.4

Video segment:
AXON/EVIDENCE.com	848	2.6	404	1.4	444	109.9
TASER Cam	964	3.0	813	2.9	151	18.6
Other	91	0.3	73	0.3	18	24.7

Video segment	1,903	5.9	1,290	4.6	613	47.5

Total net sales	$32,176	100.0%	$28,222	100.0%	$3,954	14.0

Net unit sales for the CEW handles and Video segment products are as follows:

	Three Months Ended June 30,
	2013	2012
X26	8,047	10,224
X26P	6,021	—
X2	7,016	8,338
M26	508	767
X3	71	19
C2	2,030	2,708
TASERCam	2,693	1,858
Cartridges	412,132	368,560
AXON Flex	1,081	755

Net sales to the United States and other countries are summarized as follows:

	Three Months Ended June 30,
	2013		2012
United States	$27,240	85%	$23,393	83%
Other Countries	4,936	15	4,829	17

Total	$32,176	100%	$28,222	100%

Net sales were $32.2 million and $28.2 million for the three months ended June 30, 2013 and 2012, respectively, an increase of $4.0 million, or 14.0%. The increase in net sales for the second quarter of 2013 compared to 2012 was primarily driven by the continued adoption of the TASER X26P CEW, which contributed $4.6 million of sales for the second quarter of 2013 as well as higher cartridge sales. Sales of our X26 and X2 CEWs decreased $1.7 million and $0.6 million, respectively, for the second quarter of 2013 when compared to the same period in the previous year which can be attributed to the introduction of the X26P CEW.

Revenue relative to our Video segment increased $0.6 million to $1.9 million for the three months ended June 30, 2013, due to additional revenue recognized related to our AXON Flex on-officer camera, and our EVIDENCE.com software-as-a-service. AXON Flex was launched in 2012. Revenue related to EVIDENCE.com is recognized over the requisite service period of one to five years.

To gain more immediate feedback regarding activity for AXON Flex and EVIDENCE.com we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales) placed in the relevant time period, regardless of when the products or services will ultimately be provided. Bookings related to EVIDENCE.com and AXON Flex increased to $2.0 million during the three months ended June 30, 2013, compared to $0.5 million in the same quarter in the prior year. We continue to generate traction with a number of new agencies adopting the platform.

International sales for the second quarter of 2013 and 2012 represented approximately $4.9 million, or 15.3%, and $4.8 million, or 17.1%, of total net sales, respectively. Sales in the international market generally are larger and occur more intermittently than in the domestic market due to the profile of the customers.

Cost of Products Sold and Services Delivered

Cost of products sold and services delivered were $12.4 million and $11.7 million for the three months ended June 30, 2013 and 2012, respectively, an increase of $0.7 million, or 6.1%. As a percentage of net sales, cost of products sold and services delivered decreased to 38.6% in the second quarter of 2013 compared to 41.5% in the second quarter of 2012. Cost of products sold for our CEW segment were $10.4 million for the three months ended June 30, 2013, or 34.4% of CEW segment sales, compared to $9.8 million for the three months ended June 30, 2012, or 36.3% of CEW segment sales. The decrease, in both dollars and as a percentage of net sales, is primarily derived from increased leverage due to higher sales and a higher average selling price.

Cost of products sold and services delivered for the Video segment were $2.0 million and $1.9 million for the three months ended June 30, 2013 and 2012, respectively. The slight increase in costs for our Video segment for the second quarter of 2013 relates to the increase in sales for the Video segment. The decrease in overall cost of products sold as a percentage of sales was driven by higher sales and by improvements to our Video segment margins. There are a number of fixed costs for the Video segment which, as we generate traction in the business, we expect to remain stable and should allow for lower cost of products sold as a percentage of revenue. Efficiencies continue to be realized from utilizing third party cloud storage rather than a data center which decreased cost of service delivered in the Video segment compared to the on-officer camera based on the analysis of return data for their first year of sales. As a percentage of revenue, cost of products sold and services delivered were 106.3% and 150.0% for the three months ended June 30, 2013 and 2012, respectively.

Gross Margin

Gross margin was $19.7 million and $16.5 million for the three months ended June 30, 2013 and 2012, respectively, an increase of $3.2 million, or 19.6%. Our gross margin as a percent of sales increased to 61.4% for the second quarter of 2013 compared to 58.5% for the second quarter of 2012, a result of the factors discussed above under cost of products sold.

Sales, General and Administrative Expenses

For the three months ended June 30, 2013 and 2012, sales, general and administrative expenses (“SG&A”) were comprised of the following (dollars in thousands):

	Three Months Ended June 30,
			$	%
	2013	2012	Change	Change
Salaries, benefits and bonus	$3,488	$2,610	$878	33.6%
Legal, professional and accounting fees	2,089	1,373	716	52.1
Travel and meals	802	749	53	7.1
Stock-based compensation	827	426	401	94.1
Consulting and lobbying	562	659	(97)	(14.7)
Depreciation and amortization	313	361	(48)	(13.3)
Sales and marketing	1,135	695	440	63.3
Liability insurance	482	421	61	14.5
Other	1,242	1,111	131	11.8

Total	$10,940	$8,405	$2,535	30.2

Sales, general and administrative as a % of net sales	34.0%	29.8%

SG&A expenses were $10.9 million and $8.4 million for the three months ended June 30, 2013 and 2012, respectively, an increase of $2.5 million, or 30.2%. As a percentage of net sales, SG&A expenses increased to 34.0% for the second quarter of 2013 compared to 29.4% for the second quarter of 2012. Compared to the second quarter of 2012, salaries, benefits and stock compensation expense increased $1.3 million as a result of strategic hires that were made over the last year, primarily in customer facing roles such as telesales, customer service, account management and field services, but also in incremental administrative functions. Legal, accounting and professional fees increased $0.7 million compared to the prior year due to expenses relating to the defense of product and commercial litigation. The increase in sales and marketing expense is comprised partially of increases in commissions of approximately $0.2 million for our direct sales team as we generate more business direct and sales have grown. Increases were also seen in trade shows, account promotions and marketing development of approximately $0.2 million as we look to expand our initiatives internationally and in the video market. Other increases in SG&A during the second quarter of 2013 compared to the second quarter of 2012 relate to general business operations and sales efforts.

Of the $2.5 million increase in SG&A in the current quarter as compared to the same quarter in the prior year, $1.7 million is within the CEW segment and as a percentage of net sales, CEW segment SG&A increased to 31.1% from 28.5%. Within the Video segment SG&A increased $0.8 million compared to the second quarter of 2012. We continue to prudently invest in the Video business to strengthen our sales force and infrastructure, including customer facing roles, to execute our strategy and drive growth.

Research and Development Expenses

Research and development expenses were $2.0 million for the three months ended June 30, 2013 and are consistent with the prior year. Research and development expense realized a benefit from a refund of Arizona use tax of approximately $0.3 million that was offset by increases in personnel expenses and travel.

Provision for Income Taxes

The provision for income taxes was $2.4 million for the three months ended June 30, 2013 and our effective tax rate was 34.7%. The effective tax rate is below our estimated full year effective tax rate, before discrete items, of 38.8% primarily due to tax deductions related to disqualifying dispositions of Incentive Stock Options (“ISOs”). When an employee exercises ISOs and sells the related stock prior to the mandatory holding period, for tax purposes the associated expense becomes a reduction to the Company’s taxable income.

Net Income

Our net income increased to $4.5 million, or $0.09 per basic share and $0.08 per diluted share, for the second quarter of 2013 compared to net income of $3.4 million, or $0.06 per basic and diluted share, for the second quarter of 2012.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

The following table sets forth, for the periods indicated, our unaudited consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statements of operations (dollars in thousands):

	Six Months Ended June 30,				Increase /(Decrease)
	2013		2012		$	%
Net sales	$62,609	100.0%	$53,864	100.0%	$8,746	16.2%
Cost of products sold and services delivered	24,416	39.0	22,120	41.1	2,296	10.4

Gross margin	38,193	61.0	31,744	58.9	6,450	20.3
Sales, general and administrative expenses	22,122	35.3	17,259	32.0	4,863	28.2
Research and development expenses	4,005	6.4	4,171	7.7	(166)	(4.0)
Litigation judgment expense	—	—	(2,200)	(4.1)	2,200	*

Income from operations	12,067	19.3	12,514	23.2	(447)	(3.6)
Interest and other income (expenses), net	(4)	0.0	14	0.0	(18)	*

Income before provision for income taxes	12,063	19.3	12,528	23.3	(465)	(3.7)
Provision for income taxes	4,307	6.9	5,282	9.8	(975)	(18.5)

Net income	$7,755	12.4%	$7,246	13.5%	$509	7.0

*	Not meaningful

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Six Months Ended June 30,				Dollar	Percent
	2013		2012		Change	Change
CEW segment:
TASER X26	$15,029	24.0%	$19,340	35.9%	$(4,311)	(22.3)%
TASER X2	11,177	17.9	10,276	19.1	901	8.8
TASER X26P	8,017	12.8	—	*	8,017	100.0
TASER C2	1,357	2.2	1,549	2.9	(192)	(12.4)
M26	407	0.7	461	0.9	(54)	(11.7)
TASER X3	275	0.4	47	0.1	228	485.1
Single Cartridges	17,861	28.5	15,026	27.9	2,835	18.9
Extended Warranties	2,124	3.4	1,718	3.2	406	23.6
Other	2,028	3.2	3,272	6.1	(1,244)	(38.0)

CEW segment	58,275	93.1	51,689	96.0	6,586	12.7

Video segment:
AXON/EVIDENCE.com	2,092	3.3	628	1.2	1,464	233.1
TASER Cam	1,923	3.1	1,416	2.6	507	35.8
Other	319	0.5	131	0.2	188	143.5

Video segment	4,334	6.9	2,175	4.0	2,159	99.3

Total net sales	$62,609	100.0%	$53,864	100.0%	$8,745	16.2

*	Not meaningful

Net unit sales for the CEW handles and Video segment products are as follows:

	Six Months Ended June 30,
	2013	2012
X26	17,101	23,639
X26P	10,336	—
X2	11,962	12,116
M26	1,136	1,641
X3	271	33
C2	4,325	5,762
TASERCam	5,006	3,489
Cartridges	778,462	733,086
AXON Flex	2,363	755

Net sales to the United States and other countries are summarized as follows:

	Six Months Ended June 30,
	2013		2012
United States	$54,554	87%	$45,006	84%
Other Countries	8,055	13	8,858	16

Total	$62,609	100%	$53,864	100%

Net sales were $62.6 million and $53.9 million for the six months ended June 30, 2013 and 2012, respectively, an increase of $8.7 million, or 16.2%. The increase in net sales for the first half of 2013 compared to 2012 was primarily driven by the continued adoption of the new TASER X26P, which contributed $8.0 million of sales for the first half of 2013. Cartridge sales also increased compared to the prior year as a result of the increase in CEW sales, selling $17.9 million in the first half of 2013 compared to $15.0 million in the first half of 2012. Sales of our X26 CEWs decreased $4.3 million for the first half of 2013 when compared to the same period in the previous year as a result of customers embracing the SMART Weapon platform of the X2 and X26P CEWs.

Revenue relative to our Video segment increased $2.2 million to $4.3 million for the six months ended June 30, 2013 primarily due to additional revenue recognized related to our AXON Flex on-officer camera, and our EVIDENCE.com software-as-a-service. AXON Flex was launched in 2012. Sales of TASER Cam increased $0.5 million in the current six month period as compared to the same period in the prior year which also contributed to the year over year increase. Revenue related to EVIDENCE.com is recognized over the requisite service period of one to five years.

To gain more immediate feedback regarding activity for AXON Flex and EVIDENCE.com we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales) placed in the relevant time period, regardless of when the products or services will ultimately be provided. Bookings related to EVIDENCE.com and AXON Flex in the first half of 2013 increased to $3.4 million, compared $0.8 million in the same period in the prior year. We continue to generate traction with a number of new agencies adopting the platform.

International sales for the first six months of 2013 and 2012 represented approximately $8.1 million, or 12.9%, and $8.9 million, or 16.4%, of total net sales, respectively. Sales in the international market generally are larger and occur more intermittently than in the domestic market due to the profile of the customers.

Cost of Products Sold and Services Delivered

Cost of products sold and services delivered were $24.4 million and $22.1 million for the first six months of June 30, 2013 and 2012, respectively, an increase of $2.3 million, or 10.4%. As a percentage of net sales, cost of products sold and services delivered decreased to 39.0% in the first six months of 2013 compared to 41.1% in the first six months of 2012. Cost of products sold for our CEW segment were $20.6 million for the six months ended June 30, 2013, or 35.4% of CEW segment sales, compared to $18.4 million for the six months ended June 30, 2012, or 35.6% of CEW segment sales.

Cost of products sold and services delivered for the Video segment were $3.8 million and $3.7 million for the six months ended June 30, 2013 and 2012, respectively. The slight increase in costs for our Video segment for the second quarter of 2013 relates to the increase in sales for the Video segment. The decrease in overall cost of products sold as a percentage of sales was driven by higher sales and by improvements to our Video segment margins. There are a number of fixed costs for the Video segment which, as we generate traction in the business, we expect to remain stable, which should allow for lower cost of products sold as a percentage of revenue. Efficiencies continue to be realized from utilizing third party cloud storage rather than a data center which decreased cost of service delivered in the Video Segment compared to the prior year. As a percentage of revenue, cost of products sold and services delivered were 87.4% and 171.3% for the six months ended June 30, 2013 and 2012, respectively.

Gross Margin

Gross margin was $38.2 million and $31.7 million for the six months ended June 30, 2013 and 2012, respectively, an increase of $6.5 million, or 20.3%. Our gross margin as a percent of sales increased to 61.0% for the first half of 2013 compared to 58.9% for the first half of 2012, as a result of the factors discussed above under cost of products sold.

Sales, General and Administrative Expenses

For the six months ended June 30, 2013 and 2012, SG&A expenses were comprised of the following (dollars in thousands):

	Six Months Ended June 30,
			$	%
	2013	2012	Change	Change
Salaries, benefits and bonus	$7,119	$5,312	$1,807	34.0%
Legal, professional and accounting fees	3,970	3,091	879	28.4
Travel and meals	1,615	1,445	170	11.8
Stock-based compensation	1,557	973	584	60.0
Consulting and lobbying	1,124	1,249	(125)	(10.0)
Depreciation and amortization	634	791	(157)	(19.8)
Sales and marketing	2,102	1,457	645	44.3
Liability insurance	987	784	203	25.9
Other	3,014	2,157	857	39.8

Total	$22,122	$17,259	$4,863	28.2

Sales, general and administrative as a % of net sales	35.3%	32.0%

SG&A expenses were $22.1 million and $17.3 million for the six months ended June 30, 2013 and 2012, respectively, an increase of $4.9 million, or 28.2%. As a percentage of net sales, SG&A expenses increased to 35.3% for the first half of 2013 compared to 32.0% for the first half of 2012. Compared to the first half of 2012, salaries, benefits and stock compensation expense increased $2.4 million as a result of strategic hires that were made over the last year, primarily in customer facing roles such as telesales, customer service, account management and field services, but also incrementally in administrative functions. Legal, accounting and professional fees increased $0.9 million compared to the prior year due to expenses relating to the defense of product and commercial litigation. The increase in “Other” is largely due to additional expenses relating to litigation activities. Sales and marketing expenses increased year over year partially as a result of higher commissions paid of approximately $0.4 million on the higher sales for the year. In addition, e-commerce marketing initiatives and strategic promotion expense increased compared to the prior year in order to support the business’ growth objectives. Other increases in SG&A during the first half of 2013 compared to the first half of 2012 relate to general business operations and sales efforts.

Of the $4.9 million increase in SG&A in the current six month period as compared to the same period in the prior year, $3.7 million is within the CEW segment and as a percentage of net sales, CEW segment SG&A increased to 33.4% from 30.5%. Within the Video segment SG&A increased $1.1 million compared to the first six months of 2012. We continue to prudently invest in the Video business to strengthen our sales force and infrastructure, including customer facing roles, to execute our strategy and drive growth.

Research and Development Expenses

Research and development expenses were $4.0 million and $4.2 million for the six months ended June 30, 2013 and 2012, respectively. For the year, research and development expense benefited from the receipt of an Arizona use tax credit of approximately $0.3 million and a decline in consulting fees of approximately $0.2 million. These were offset by increases in travel and personnel expenses.

Litigation Judgment Expense

During the second quarter of 2011, the Company recorded a $3.3 million litigation judgment expense, which represented a charge for an adverse jury verdict received in the Turner case and costs associated with post-trial motions. This charge represented management’s best estimate of the Company’s uninsured portion of the judgment after consideration of available insurance coverage. During 2011, management estimated the range of loss in the Turner case to be nil to $3.8 million. During March 2012, the Federal District Court for the Western District of North Carolina granted the Company’s motion for remittitur and ordered the reduction of the original jury award from $10.0 million to approximately $4.4 million after offsets. On April 20, 2012, the court issued another order, which adjusted the award to $5.5 million. Based on this action by the court, the Company reversed a portion of the previously accrued litigation judgment expense during the three months ended June 30, 2012, which resulted in a benefit of $2.2 million and a reserve of $1.1 million at such time. As of June 30, 2013, the reserve remains at $1.1 million.

Provision for Income Taxes

The provision for income taxes was $4.3 million for the six months ended June 30, 2013 and our effective tax rate was 35.7%. The effective tax rate is below our estimated full year effective tax rate, before discrete items, of 38.8% primarily due to tax deductions related to disqualifying dispositions of Incentive Stock Options (“ISOs”). When an employee exercises ISOs and sells the related stock prior to the mandatory holding period, for tax purposes the associated expense becomes a reduction to the Company’s taxable income.

Net Income

Our net income increased to $7.8 million, or $0.15 per basic share and $0.14 per diluted share, for the first half of 2013 compared to net income of $7.2 million, or $0.12 per basic and diluted share, for the first half of 2012.

Liquidity and Capital Resources

Summary

As of June 30, 2013, we had $19.1 million in cash, a decrease of $17.0 million from the end of 2012. The cash generated by operating activities of $12.2 million was more than offset by the combination of increased investment purchases and the execution in the first half of 2013 of our $25 million stock buy-back program that was authorized in February 2013.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	Six Months Ended June 30,
	2013	2012
Operating activities	$12,223	$13,385
Investing activities	(12,004)	(968)
Financing activities	(17,271)	(15,742)
Effect of exchange rate changes on cash and cash equivalents	5	(5)

Decrease in cash and cash equivalents	$(17,047)	$(3,331)

Operating activities

Net cash provided by operating activities in the first six months of 2013 of $12.2 million was primarily driven by $7.8 million of net income for the period, adjusted for the net add-back of non-cash expenses of $5.8 million, including depreciation and amortization expense of $2.9 million, deferred income taxes of $3.8 million and stock-based compensation expense of $1.9 million, offset by a $3.9 million reduction related to excess tax benefit from stock-based activities. Cash from operating activities reflects a net negative effect of $1.3 million related to the net change in assets and liabilities. Increases in prepaid and other assets and inventory resulted in reductions to operating cash flows of $3.8 million and $2.4 million, respectively. The prepaid and other assets increase is largely due to a $1.9 million increase in prepaid taxes as well as proceeds receivable from stock option exercises. The increase in inventory is due to normal timing fluctuations and anticipated sales. Offsetting these reductions to operating cash inflows were increases to operating cash flow of $3.5 million and $1.2 million resulting from changing balances in deferred revenue and accounts and notes receivable, respectively. The increase in deferred revenue resulted from growing warranty sales and the decrease in receivables is due to collection of year-end receivables from sales in the fourth quarter of 2012.

Net cash provided by operating activities in the first six months of 2012 of $13.4 million was primarily driven by $7.2 million of net income for the period, adjusted for the net add-back of non-cash expenses of $6.3 million, including depreciation and amortization expense of $3.4 million, deferred income taxes of $3.2 million and stock-based compensation expense of $1.3 million, offset by a $2.2 million litigation judgment recovery. The $0.1 million reduction to operating cash flows relating to change in operating assets and liabilities resulted primarily from a $2.9 million change in accounts and notes receivable due to increased sales in the second quarter of 2012 offset by increases to cash flow in other working capital accounts, including a $1.3 million increase in deferred revenue as a result of higher sales.

Investing activities

Net cash used by investing activities in the first six months of 2013 was $12.0 million. During the second quarter of 2013 we changed investment managers which, combined with the $12.2 million of operating cash generated during the period and $4.1 million of proceeds from option exercises, enabled higher than normal investment activity. During the six month period, we purchased $12.7 million of investments while receiving proceeds from the call/maturity of investments of $1.7 million. During the six month period we purchased $1.0 million of combined property and equipment and intangible assets, which was offset by $34,000 of cash received from the disposal of fixed assets.

We used $1.0 million for investing activities in the first six months of 2012, which consists of $0.9 million for the acquisition of property, plant and equipment and intangible assets and $0.1 million for net purchases of short term investments.

Financing activities

During the first six months of 2013, net cash used by financing activities was approximately $17.3 million primarily attributable to the repurchase of $25.0 million of our common stock, which was purchased for a weighted average cost of $8.20 per share. The weighted average cost includes the average price paid per share of $8.17, plus any applicable administrative costs for the transaction. The repurchase of common stock was made under a stock repurchase program authorized by TASER’s Board of Directors in February 2013.

During the six months ended June 30, 2013, we recorded $3.9 million for excess tax benefit related to stock-based compensation. The tax benefit relates to exercises occurring through 2013 which gave rise to tax attribute carry forwards such as net operating losses and tax credits. We were able to recognize this benefit in 2013 due to its positive taxable income during the period. Also during the six month period ended June 30, 2013, $3.9 million of proceeds from options exercised, net of payroll tax payments for net-settled awards.

During the first six months of 2012, net cash used in financing activities was approximately $15.7 million primarily for the purchase of our common stock during the second quarter of 2012.

Liquidity and Capital Resources

Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. We believe funds generated from our expected results of operations, as well as available cash and cash equivalents, will be sufficient to finance our operations and strategic initiatives for 2013. In addition, our $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. The line is secured by our accounts receivable and inventory, and bears interest at varying rates currently LIBOR plus 1.5% to prime. As of June 30, 2013, we had letters of credit outstanding of $0.6 million, leaving the net amount available for borrowing of $9.4 million. The facility matures on June 30, 2014. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At June 30, 2013, and December 31, 2012, there were no borrowings under the line.

Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed coverage charge ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At June 30, 2013, the Company’s tangible net worth ratio was 0.44:1 and its fixed charge coverage ratio was 4.24:1. Accordingly, the Company was in compliance with these covenants.

Based on our strong balance sheet and the fact that we had only $0.1 million in long-term debt and capital lease obligations at June 30, 2013, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of June 30, 2013 or December 31, 2012.

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

Product Warranties

We warrant our law enforcement CEWs from manufacturing defects on a limited basis for a period of one year after purchase and thereafter will replace any defective TASER unit for a fee. The AXON Flex, Evidence Transfer Manager (“ETM”), and related accessories are warranted for one year. Until September 1, 2012, the TASER C2 was warranted for a period of 90 days after purchase. As of September 1, 2012, the TASER C2 is warranted for a period of one year after purchase. Estimated costs for our standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. We estimate future warranty costs based on historical data related to returns and warranty costs on a quarterly basis and apply this rate to current product anticipated returns from our customers. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. The accrued warranty liability expense is reviewed quarterly to evaluate whether it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of June 30, 2013 and December 31, 2012, our reserve for warranty costs was $0.7 million and $0.5 million, respectively.

Revenue related to separately priced extended warranties is recorded as deferred income and subsequently recognized in net sales on a straight-line basis over the delivery period. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.

Inventory

Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities and a determination of what costs are considered to be abnormal fixed production costs, which are expensed as current period charges. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory decreased to $0.7 million at June 30, 2013, compared to $2.3 million at December 31, 2012. This decrease is attributable primarily to the disposal of the majority of the X3 CEW inventory that had been previously reserved. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves may be necessary.

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

Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts and notes receivable are presented net of an allowance for doubtful accounts. This allowance represents our best estimate and is based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. Our allowance for doubtful accounts was $0.2 million at both June 30, 2013 and December 31, 2012. In the event that actual uncollectible amounts differ from these estimates, changes in allowances for doubtful accounts might become necessary.

Valuation of Long-lived Assets

We review long-lived assets, such as property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We utilize a two-step approach to testing long-lived assets for impairment. The first step tests for possible impairment indicators. If one or more impairment indicators are present, the second step measures whether the asset is recoverable based on a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our review requires the use of judgment and estimates. There were no impairments recognized in the three months ended June 30, 2013 and 2012. However, future events or circumstances may result in a charge to earnings if we determine that the carrying value of a long-lived asset is not recoverable.

Income Taxes

We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carry forwards.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $7.9 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2013 tax years, net of the federal benefit on the Arizona and California research and development tax credits. Management determined that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, has established a liability for unrecognized tax benefits of $2.9 million as of June 30, 2013. In addition, we established a $0.2 million liability related to uncertain tax positions for certain state income tax liabilities, for a total unrecognized tax benefit at June 30, 2013 of $3.1 million. As of June 30, 2013, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $3.1 million be recognized, the Company’s effective tax rate would be favorably impacted. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

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

In preparing the Company’s condensed consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Management has determined that it is more likely than not that future sales and profitability will allow for the utilization of the deferred tax assets. However, the deferred tax asset could be reduced or the valuation allowance could be changed in the near-term if estimates of future taxable income during the carry forward period change.

Stock-based Compensation

We have historically granted stock-based compensation for various equity owners and key employees as a means of attracting and retaining quality personnel. We have utilized restricted stock units and stock options; however, no stock options were issued during 2012 or the first half 2013. The fair value of restricted stock units is estimated as the closing price of our common stock on the date of grant. We estimate the fair value of granted stock options by using the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (forfeitures). The expense for both restricted stock units and stock options is recorded over the life of the grant, net of forfeitures.

We have granted a total of approximately 1.3 million performance-based awards (options and restricted stock units) of which approximately 0.7 million are outstanding as of June 30, 2013, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance. These awards will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on our statements of operations.

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

Interest Rate Risk

We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit and corporate and municipal bonds with a typical long-term debt rating of “AA” or better by any nationally recognized statistical rating organization, denominated in United States dollars. All of our investments are treated as “held-to-maturity”. Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. As of June 30, 2013, we estimate that a 10 basis point increase or decrease in interest rates would result in a change in annual interest income of less than $0.1 million.

Additionally, we have access to a line of credit borrowing facility which bears interest at varying rates, currently at LIBOR plus 1.5% to prime. At June 30, 2013, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $9.4 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

Exchange Rate Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro related to transactions by TASER Europe. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

The majority of our sales to international customers is transacted in United States dollars and therefore, is not subject to exchange rate fluctuations. However, the cost of our products to our customers increases when the U.S. dollar strengthens against their local currency. In a difficult economy increased costs to our customers could be a potential credit-risk for non-payment.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 26, 2013, the Company announced that TASER’s Board of Directors authorized a stock repurchase program to acquire up to $25.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. During the six months ended June 30, 2013, the Company purchased 3,048,966 common shares under this program for a total cost of approximately $25.0 million, or a weighted average cost of $8.20 per share. The weighted average cost includes the average price paid per share of $8.17, plus any applicable administrative costs for the transaction. The Company has not purchased any additional treasury shares subsequent to June 30, 2013. The table below sets forth information regarding repurchases of our common stock by us during the three months ended June 30, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1- 30, 2013	1,254,900	$7.76	1,254,900	$9,871,744
May 1- 31, 2013	937,900	8.95	937,900	1,450,248
June 1 -30, 2013	153,300	9.43	153,300	233

Total	2,346,100	8.35	2,346,100

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	2013 Stock Incentive Plan (incorporated by reference to Appendix A of TASER’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders)

10.2	Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 12, 2013)

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document

101	XBRL Taxonomy Extension Schema Document

101	XBRL Taxonomy Calculation Linkbase Document

101	XBRL Taxonomy Label Linkbase Document

101	XBRL Taxonomy Presentation Linkbase Document

101	XBRL Taxonomy Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TASER International, Inc.

Date: August 7, 2013	/s/ Patrick W. Smith
Patrick W. Smith
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2013	/s/ Daniel M. Behrendt
Daniel M. Behrendt
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibits:

10.1	2013 Stock Incentive Plan (incorporated by reference to Appendix A of TASER’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders)

10.2	Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 12, 2013)

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document

101	XBRL Taxonomy Extension Schema Document

101	XBRL Taxonomy Calculation Linkbase Document

101	XBRL Taxonomy Label Linkbase Document

101	XBRL Taxonomy Presentation Linkbase Document

101	XBRL Taxonomy Definition Linkbase Document