Form 10-Q
period 2013-09-30
TASER INTERNATIONAL INC
filed 2013-11-05
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

There were 51,863,702 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of October 25, 2013.

TASER INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TASER INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$35,005,494	$36,126,791
Short-term investments	8,751,409	1,680,958
Accounts and notes receivable, net of allowance of $200,000 as of September 30, 2013 and December 31, 2012	20,093,295	18,101,240
Inventory, net	12,289,360	10,993,209
Prepaid expenses and other current assets	4,859,631	2,754,331
Deferred income tax assets, net	9,450,523	9,395,987

Total current assets	90,449,712	79,052,516
Property and equipment, net	19,347,416	21,952,201
Deferred income tax assets, net	10,397,208	11,605,812
Intangible assets, net	3,360,355	3,317,169
Long-term investments	4,580,049	—
Other assets	357,512	308,553

Total assets	$128,492,252	$116,236,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,112,997	$6,222,904
Accrued liabilities	8,180,852	7,065,085
Current portion of deferred revenue	6,317,899	4,287,305
Customer deposits	1,077,622	500,018
Current portion of capital lease payable	35,545	33,947

Total current liabilities	20,724,915	18,109,259
Deferred revenue, net of current portion	12,302,510	7,835,767
Liability for unrecorded tax benefits	3,074,447	2,902,896
Other long-term liabilities	169,116	—
Long-term portion of capital lease payable	76,423	103,283

Total liabilities	36,347,411	28,951,205

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized; no shares at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.00001 par value per share; 200 million shares authorized; 51,838,855 and 52,770,392 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	683	661
Additional paid-in capital	128,623,101	111,661,393
Treasury stock at cost, 16,412,755 and 13,363,789 shares at September 30, 2013 and December 31, 2012, respectively	(92,202,810)	(67,203,043)
Retained earnings	55,752,014	42,883,067
Accumulated other comprehensive loss	(28,147)	(57,032)

Total stockholders’ equity	92,144,841	87,285,046

Total liabilities and stockholders’ equity	$128,492,252	$116,236,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$35,196,822	$28,772,956	$97,806,271	$82,636,791
Cost of products sold and services delivered	13,100,817	11,969,944	37,516,899	34,090,148

gross margin	22,096,005	16,803,012	60,289,372	48,546,643
Sales, general and administrative expenses	12,775,980	9,539,996	34,898,005	26,798,629
Research and development expenses	2,439,812	1,985,701	6,444,432	6,156,751
Litigation judgment recovery	—	—	—	(2,200,000)

Income from operations	6,880,213	5,277,315	18,946,935	17,791,263
Interest and other income (expense), net	34,891	11,418	30,807	25,545

Income before provision for income taxes	6,915,104	5,288,733	18,977,742	17,816,808
Provision for income taxes	1,801,512	1,611,861	6,108,795	6,893,872

Net income	$5,113,592	$3,676,872	$12,868,947	$10,922,936

Income per common and common equivalent shares
Basic	$0.10	$0.07	$0.25	$0.19
Diluted	$0.10	$0.07	$0.24	$0.19
Weighted average number of common and common equivalent shares outstanding
Basic	51,341,785	52,509,068	51,727,197	57,997,341
Diluted	53,320,918	53,106,325	53,643,803	58,482,833

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net income	$5,113,592	$3,676,872	$12,868,947	$10,922,936
Foreign currency translation adjustments	92,306	25,863	28,885	5,316

Comprehensive income	$5,205,898	$3,702,735	$12,897,832	$10,928,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$12,868,947	$10,922,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,036,337	5,113,989
(Gain) loss on write down / disposal of property and equipment, net	(29,160)	179,533
Loss on disposal of intangibles	112,980	125,605
Bond premium amortization	174,255	27,977
Provision (recovery) for doubtful accounts	1,711	(124,519)
Provision for excess and obsolete inventory	279,184	236,819
Provision for warranty	643,674	265,140
Stock-based compensation expense	2,905,635	2,197,050
Litigation judgment recovery	—	(2,200,000)
Deferred income taxes	5,211,841	2,886,003
Provision for unrecognized tax benefits	171,551	224,152
Excess tax benefit from stock-based compensation	(4,057,773)	—
Change in assets and liabilities:
Accounts and notes receivable	(1,993,766)	(2,646,621)
Inventory	(1,575,335)	817,110
Prepaids and other assets	(2,242,234)	(217,426)
Accounts payable and accrued liabilities	(496,274)	2,942,577
Deferred revenue	6,497,337	2,593,512
Customer deposits	577,604	(85,674)

Net cash provided by operating activities	23,086,514	23,258,163

Cash Flows from Investing Activities:
Purchases of investments	(18,449,755)	(6,235,399)
Proceeds from call / maturity of investments	6,625,000	8,137,561
Purchases of property and equipment	(1,174,420)	(887,609)
Proceeds from disposal of fixed assets	33,909	—
Purchases of intangible assets	(271,144)	(337,863)

Net cash provided by (used in) investing activities	(13,236,410)	676,690

Cash Flows from Financing Activities:
Repurchase of common stock	(24,999,767)	(19,995,950)
Proceeds from options exercised	10,219,289	730,473
Payroll tax payments for net-settled stock awards	(220,967)	—
Excess tax benefit from stock-based compensation	4,057,773	—
Payments on capital lease obligation	(25,262)	—

Net cash used in financing activities	(10,968,934)	(19,265,477)

Effect of exchange rate change on cash and cash equivalents	(2,467)	(4,398)
Net increase (decrease) in cash and cash equivalents	(1,121,297)	4,664,978
Cash and cash equivalents, beginning of period	36,126,791	21,300,733

Cash and cash equivalents, end of period	$35,005,494	$25,965,711

Supplemental Disclosure:
Cash paid for income taxes—net	$2,426,978	$864,461
Non-Cash Transactions:
Property and equipment purchases in accounts payable	$58,928	$34,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

TASER International, Inc. (“TASER” or the “Company”) is a developer and manufacturer of advanced conducted electrical weapons (“CEWs”) and other electronic weapons designed for use in law enforcement, federal, military, corrections, private security and personal defense. In addition, the Company has developed full technology solutions for the capture, storage, management, sharing and analysis of video/audio evidence as well as other tactical capabilities for use in law enforcement. The Company sells its products worldwide through its direct sales force, distribution partners, online store and third-party resellers. The Company was incorporated in Arizona in September 1993, and reincorporated in Delaware in January 2001. The Company’s corporate headquarters and manufacturing facilities are located in Scottsdale, Arizona. The Company’s software development division facilities are located in Santa Barbara, California and Bellevue, Washington.

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

a. Basis of presentation, preparation and use of estimates

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended December 31, 2012, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Form 10-K for the year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 and 2012, are not necessarily indicative of the results to be expected for the full year (or any other period). Certain amounts have been reclassified to conform to the current-year presentation.

The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these consolidated financial statements include allowances for doubtful accounts receivable, inventory valuation reserves, product warranty reserves, valuations of long-lived assets, deferred income taxes and uncertain tax positions, stock-based compensation, contingencies and accrued litigation expenses. Actual results could differ from those estimates.

b. Segment information

The Company is comprised of two reportable segments: the sale of CEWs, accessories and other products and services (the “TASER Weapons segment”); and the Video business which includes the TASER Cam, AXON Video products and EVIDENCE.com (the “EVIDENCE.com & Video segment”). Reportable segments are determined based on discrete financial information reviewed by the Company’s Chief Executive Officer who is the chief operating decision maker (the “CODM”) for the Company. The Company organizes and reviews operations based on products and services, and currently there are no operating business segments that are aggregated. The Company performs an annual analysis of its reportable segments. Additional information related to the Company’s segments is summarized in Note 12.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

c. Geographic information and major customers

For the three and nine months ended September 30, 2013 and 2012, net sales by geographic area were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
United States	$31,483	89%	$23,335	81%	$86,036	88%	$68,341	83%
Other Countries	3,714	11	5,438	19	11,770	12	14,296	17

Total	$35,197	100%	$28,773	100%	$97,806	100%	$82,637	100%

Sales to customers outside of the United States are typically denominated in U.S. dollars and are attributed to each country based on the shipping address of the distributor or customer. For the three and nine months ended September 30, 2013 and 2012, no individual country outside of the United States represented greater than 10% of total net sales. Sales in the international market generally are larger and occur more intermittently than in the domestic market due to the profile of the customer.

For the three months ended September 30, 2013, one distributor represented approximately 12.2% of total net sales. In the three months ended September 30, 2012, one distributor represented approximately 10.6% of total net sales. For the nine months ended September 30, 2013, one distributor represented approximately 12.1% of total net sales. For the nine months ended September 30, 2012, one distributor represented approximately 14.3% of total net sales. At September 30, 2013, the Company had receivables from four customers comprising approximately 16.5%, 13.9%, 10.9% and 10.4% of its aggregate accounts receivable balance, respectively. At December 31, 2012, the Company had a trade note receivable from one unaffiliated customer comprising 17.2% of the aggregate accounts receivable balance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$5,113,592	$3,676,872	$12,868,947	$10,922,936

Denominator:
Weighted average shares outstanding—basic	51,341,785	52,509,068	51,727,197	57,997,341
Dilutive effect of stock-based awards	1,979,133	597,257	1,916,606	485,492

Diluted weighted average shares outstanding	53,320,918	53,106,325	53,643,803	58,482,833

Anti-dilutive stock-based awards excluded	565,099	4,732,366	898,230	5,261,887

Net income per common share:
Basic	$0.10	$0.07	$0.25	$0.19
Diluted	$0.10	$0.07	$0.24	$0.19

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

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company sells its EVIDENCE.com & Video segment products separately, but in most instances the Company’s AXON equipment and EVIDENCE.com software-as-a-service are sold together. In these instances, customers typically purchase and pay for the AXON equipment and EVIDENCE.com services in advance, with the AXON equipment representing a deliverable that is provided to the customer at the time of sale, and EVIDENCE.com services provided over a specified service term, which has typically ranged from one to five years. The Company recognizes revenue for the AXON equipment at the time of the sale consistent with the discussion of multiple deliverable arrangements above. Revenue for EVIDENCE.com service is deferred at the time of the sale and recognized over the service period. At September 30, 2013 and December 31, 2012, approximately $3.7 million and $1.3 million of EVIDENCE.com revenue was deferred, respectively, and are being recognized over the applicable service terms.

The Company offers customers the right to purchase extended warranties that include additional services and coverage beyond the limited warranty for certain products. Revenue for extended warranty purchases is deferred at the time of sale and recognized over the warranty period commencing on the date of sale. Extended warranties range from one to five years. At September 30, 2013 and December 31, 2012, approximately $14.5 million and $10.8 million were deferred under this program, respectively.

Certain of the Company’s customers are charged shipping fees, which are recorded as a component of net sales. Sales tax collected on sales is netted against government remittances and thus, recorded on a net basis, with no income statement impact. Training revenue is recorded as the training is provided.

f. Warranty costs

The Company warrants its CEWs, StrikeLight, AXON cameras and Evidence Transfer Manager (“ETM”) from manufacturing defects on a limited basis for a period of one year after purchase and thereafter, will replace any defective unit for a fee. Estimated costs for the standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. Future warranty costs are estimated based on historical data related to returns and warranty costs on a quarterly basis and this rate is applied to current product sales. Historically, reserve amounts have been increased if management becomes aware of a component failure that could result in larger than anticipated returns from customers. The accrued warranty liability expense is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.

The reserve for warranty returns is included in accrued liabilities on the condensed consolidated balance sheets. The nine months ended September 30, 2013, includes additional expense due to a change in estimate for the AXON flex on-officer camera based on the analysis of return data for their first year of sales in addition to warranty expense relating to the launch of the X26P in the first quarter of 2013. Additional expense was also incurred due to the launch of the AXON body camera in the third quarter of 2013. The warranty expense for the nine months ended September 30, 2012, is net of a recovery due to a change in estimate for the X2 CEW warranty reserves based on the analysis of return data for their first year of sales. Changes in the Company’s estimated product warranty liabilities are as follows:

	Nine Months Ended September 30,
	2013	2012
Balance, January 1,	$483,721	$427,459
Utilization of accrual	(419,351)	(312,570)
Warranty expense	643,674	265,140

Balance, September 30,	$708,044	$380,029

g. Fair value of financial instruments

The Company uses the fair value framework, that prioritizes the inputs to valuation techniques, for measuring financial assets and liabilities measured on a recurring basis and for non-financial assets and liabilities when these items are remeasured. Under fair value measurement U.S. GAAP accounting standards, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1 – Unadjusted quoted market prices in active markets for identical assets or liabilities.

•	Level 2 – Quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and/or quoted prices for assets or liabilities that are identical or similar to the assets or liabilities being measured from markets that are not active.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	Level 3 – Unobservable inputs that are not corroborated by market data.

At September 30, 2013, the Company held cash, cash equivalents, and investments, which are typically comprised of money market mutual funds, certificates of deposit and high quality municipal and corporate bonds. Money market mutual funds are recorded at market value and are valued using Level 1 valuation techniques. All other instruments are recorded at amortized cost on the balance sheet based on management’s ability and intent to hold these instruments to maturity. The Company’s financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.

h. Impairment of Long-Lived Assets

Management evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. Such circumstances could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way products are branded and marketed. In performing the review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. No impairment losses were recorded in the three or nine months ended September 30, 2013 and 2012.

i. Recently issued accounting guidance

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) to standardize the balance sheet presentation of unrecognized tax benefits. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The new guidance is effective for fiscal years beginning after December 15, 2013, and early adoption is allowed. The adoption of this guidance will result in an immaterial reclassification on the Company’s consolidated balance sheet.

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

2. Cash, cash equivalents, and investments

Cash and cash equivalents include funds on hand and highly liquid investments purchased with an initial maturity of three months or less. Short-term investments include securities with an expected maturity date within one year of the balance sheet date that do not meet the definition of cash equivalent, and long-term investments are securities with an expected maturity date greater than one year. The Company typically invests in municipal and corporate bonds, as well as certificates of deposits, which, based on management’s intent and ability, are classified as held to maturity investments and are recorded at amortized cost. As of September 30, 2013, the Company believes that the gross unrealized losses on its investments are due to interest rate fluctuations. These investments are expected to be redeemed at par value, and because the Company will hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2013.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of cash, cash equivalents and held-to-maturity investments by type at September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Cash and money market funds	$34,905,493	$—	$—	$34,905,493	$36,126,791	$—	$—	$36,126,791
State and municipal obligations	8,587,008	7,784	(9)	8,594,783	—	—	—	—
Corporate bonds	2,962,150	—	(8,557)	2,953,593	958	—	—	958
Certificates of deposit	1,882,301	—	(40)	1,882,261	1,680,000	—	(1,488)	1,678,512

Total cash, cash equivalents and investments	$48,336,952	$7,784	$(8,606)	$48,336,130	$37,807,749	$—	$(1,488)	$37,806,261

The following table summarizes the classification of cash, cash equivalents and investments in the accompanying balance sheet:

	September 30,	December 31,
	2013	2012
Cash	$32,051,501	$19,811,735
Cash equivalents	2,953,993	16,315,056

Total cash and cash equivalents	35,005,494	36,126,791
Short-term investments	8,751,409	1,680,958
Long-term investments	4,580,049	—

Total cash, cash equivalents and investments	$48,336,952	$37,807,749

The following table summarizes the amortized cost and fair value of the short-term and long-term investments held by the Company at September 30, 2013 by contractual maturity:

	Amortized Cost	Fair Value
Due in less than one year	$8,751,409	$8,756,782
Due after one year, through two years	4,580,049	4,573,855

Total short-term and long-term investments	$13,331,458	$13,330,637

3. Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method, and includes allocations of manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. The reserve for excess and obsolete inventory decreased to $0.7 million at September 30, 2013, compared to $2.3 million at December 31, 2012. This decrease is attributable primarily to the disposal of the majority of the X3 CEW inventory that had been previously reserved. Inventories as of September 30, 2013 and December 31, 2012, consisted of the following:

	September 30,	December 31,
	2013	2012
Raw materials	$9,257,735	$9,689,172
Work-in-process	46,348	131,492
Finished goods	3,681,059	3,492,167
Reserve for excess and obsolete inventory	(695,782)	(2,319,622)

Total inventory	$12,289,360	$10,993,209

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Intangible assets

Intangible assets consisted of the following at September 30, 2013 and December 31, 2012:

		September 30, 2013			December 31, 2012
		Gross		Net
		Carrying	Accumulated	Carrying	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized:
Domain names	5 Years	$139,431	$(112,763)	$26,668	$139,431	$(103,840)	$35,591
Issued patents	4 to 15 Years	1,559,484	(429,165)	1,130,319	1,528,955	(362,032)	1,166,923
Issued trademarks	9 to 11 Years	421,789	(134,719)	287,070	362,106	(101,561)	260,545

Total amortized		2,120,704	(676,647)	1,444,057	2,030,492	(567,433)	1,463,059

Not amortized:
TASER trademark		900,000		900,000	900,000		900,000
Patents and trademarks pending		1,016,298		1,016,298	954,110		954,110

Total not amortized		1,916,298		1,916,298	1,854,110		1,854,110

Total intangible assets		$4,037,002	$(676,647)	$3,360,355	$3,884,602	$(567,433)	$3,317,169

Amortization expense relative to intangible assets for the three and nine months ended September 30, 2013 was approximately $39,000 and $115,000, respectively. Amortization expense relative to intangible assets for the three and nine months ended September 30, 2012 was approximately $36,000 and $104,000, respectively.

Estimated amortization expense of intangible assets for the remaining three months of 2013, the next five years ended December 31, and thereafter is as follows:

2013 (remaining three months)	$39,434
2014	156,818
2015	148,068
2016	140,997
2017	137,424
2018	127,828
Thereafter	693,488

Total	$1,444,057

5. Accrued liabilities

Accrued liabilities consisted of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Accrued salaries and benefits	$1,836,857	$2,416,268
Accrued judgments and reserves	3,050,000	2,090,000
Accrued warranty expense	708,044	483,721
Accrued income and other taxes	115,832	295,595
Other accrued expenses	2,470,119	1,779,501

Accrued liabilities	$8,180,852	$7,065,085

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Income taxes

Deferred Tax Assets

The net deferred income tax assets at September 30, 2013, include capitalized research and development costs, research and development tax credits, non-qualified stock-based compensation expense, deferred warranty revenue, warranty and inventory reserves, accrued vacation, and other items, partially offset by accelerated depreciation expense. The Company’s total current and long-term net deferred tax assets at September 30, 2013 are $19.8 million.

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

The Company has completed research and development tax credit studies which identified approximately $7.8 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2013 tax years, net of the federal benefit on the Arizona and California R&D tax credits. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $2.9 million as of September 30, 2013. In addition, management has accrued approximately $0.2 million for estimated uncertain tax positions related to certain state income tax liabilities. As of September 30, 2013, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $3.1 million be recognized, the Company’s effective tax rate would be favorably impacted.

Effective Tax Rate

The Company’s overall effective tax rate for the nine months ended September 30, 2013 was 32.2%, which is below the federal statutory rate due to deductions related to disqualifying dispositions of Incentive Stock Options (“ISOs”) during the year, a credit for domestic production activities deduction, and a favorable 2012 return to provision adjustment taken in the third quarter of 2013. When an employee exercises ISOs and sells the related stock prior to the mandatory holding period, the associated expense becomes a reduction to the Company’s taxable income and represents a permanent benefit in the tax rate. The effect of these items on the federal tax rate was partially offset by the impact of state taxes and non-deductible expenses for items such as ISO book expense, meals and entertainment expense and lobbying fees. The Company’s estimated effective tax rate before discrete adjustments for the full year of 2013 is approximately 38.2%.

7. Stockholders’ equity

Stock Option Activity

At September 30, 2013, the Company had five stock-based compensation plans, four of which are described more fully in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. On May 23, 2013, the Company’s stockholders approved a new stock incentive plan authorizing an additional 1.6 million shares for issuance under the Company’s Plans. There are approximately 2.3 million shares available for grant under the plans as of September 30, 2013.

Performance-based stock awards

The Company has issued performance-based stock options and performance-based restricted stock units (“RSUs”), the vesting of which is contingent upon the achievement of certain performance criteria related to the operating performance of the Company as well as successful and timely development and market acceptance of future product introductions. In addition, certain of the performance RSUs have additional service requirements subsequent to the achievement of the performance criteria. Compensation expense is recognized over the implicit service period (the longer of the period the performance condition is expected to be achieved or the required service period) based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2013:

		Weighted
		Average Grant-
	Number of	Date Fair	Aggregate
	Units	Value	Intrinsic Value
Units outstanding, beginning of period	582,212	$5.42
Granted	736,479	8.98
Released	(158,700)	5.39
Forfeited	(44,814)	7.24

Units outstanding, end of period	1,115,177	7.71	$16,593,834

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the period, which was $14.88 per share, multiplied by the number of RSUs. As of September 30, 2013, there was $5.4 million in unrecognized compensation cost related to RSUs granted under our stock plans. We expect to recognize this cost over a weighted average period of 29 months. RSUs are released when vesting requirements are met.

In 2013, the Company granted approximately 149,000 performance-based RSUs (included in the table above). Of the approximately 227,000 performance-based RSUs outstanding as of September 30, 2013, the performance criteria have been met for approximately 85,000 units which will vest upon the completion of service requirements.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2013:

			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	options	Exercise Price	Life (years)	Intrinsic Value
Options outstanding, beginning of period	6,321,076	$6.05
Granted	—
Exercised	(1,985,596)	5.14
Expired / forfeited	(132,288)	5.72

Options outstanding,end of period	4,203,192	6.49	4.51	$35,702,302

Exercisable at September 30, 2013	3,754,714	6.71	4.31	31,097,408

Expected to vest after September 30, 2013	380,339	4.60	6.19	3,908,919

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock of $14.88 on September 30, 2013. The aggregate intrinsic value of options exercised for the three and nine months ended September 30, 2013 was approximately $5.3 million and $9.1 million, respectively. The aggregate intrinsic value of options exercised for the three and nine months ended September 30, 2012 was approximately $0.7 million and $1.6 million, respectively. As of September 30, 2013, total unrecognized stock-based compensation expense related to unvested stock options was approximately $0.3 million, which is expected to be recognized over a remaining weighted average period of approximately 9 months. Options expected to vest are presented net of expected forfeitures.

Included in the table above is approximately 0.4 million of performance-based options, including approximately 0.1 million for which performance conditions have been met. At September 30, 2013, there are approximately 0.3 million performance-based options outstanding for which the performance criteria have yet to be met. There is approximately $47,000 of remaining expense to be recognized relative to these performance based options as of September 30, 2013.

Share-Based Compensation Expense

The fair value of RSUs is estimated as the closing price of our common stock on the date of grant. When granted, the Company calculates the fair value of stock options using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected life and risk-free interest rates. No options were awarded during the nine month periods ended September 30, 2013 or September 30, 2012. The estimated fair value of stock-based compensation awards is amortized to expense on a straight-line basis over the service periods. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s forfeiture rate was calculated based on its historical experience of awards which ultimately vested.

Share-based compensation was classified as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of products sold	$49,632	$38,085	$133,500	$133,977
Sales, general and administrative expenses	735,433	657,870	2,292,672	1,631,234
Research and development expenses	177,929	153,433	479,463	431,839

Total share-based compensation	$962,994	$849,388	$2,905,635	$2,197,050

Total share-based compensation expense recognized in the statements of operations for the three months ended September 30, 2013 and 2012, included approximately $22,000 and $98,000, respectively, related to incentive stock options for which no tax benefit is recognized. Total share-based compensation expense recognized in the statements of operations for the nine months ended September 30, 2013 and 2012, included approximately $85,000 and $0.3 million, respectively, related to incentive stock options for which no tax benefit is recognized.

Issuer Purchases of Equity Securities

In February 2013, the Company announced that TASER’s Board of Directors authorized a stock repurchase program to acquire up to $25.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. Under this program, which was completed in the second quarter of 2013, the Company purchased 3,048,966 common shares under this program for a total cost of approximately $25.0 million, or a weighted average cost of $8.20 per share. The weighted average cost includes the average price paid per share of $8.17, plus any applicable administrative costs for the transaction. The Company completed this buyback in the second quarter of 2013 and does not currently have an open stock repurchase program.

8. Line of credit

The Company has a $10.0 million revolving line of credit with a domestic bank. As of September 30, 2013, the Company had letters of credit outstanding of $0.6 million under the facility and available borrowing of $9.4 million. The line is secured by the Company’s accounts receivable and inventory, and bears interest at varying rates (currently LIBOR plus 1.5% to prime). The line of credit matures on June 30, 2015, and requires monthly payments of interest only. At September 30, 2013 and December 31, 2012, there were no borrowings under the line. The Company’s agreement with the bank requires it to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At September 30, 2013, the Company’s tangible net worth ratio was 0.41:1 and its fixed charge coverage ratio was 3.77:1. Accordingly, the Company was in compliance with these covenants.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Commitments and contingencies

Product Litigation

The Company is currently named as a defendant in 22 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CEW was used (or present) by law enforcement officers in connection with arrests or during training exercises. In addition, three other product litigation matters in which the Company is involved are currently on appeal. While the facts vary from case to case, the product liability claims are typically based on an alleged product defect resulting in injury or death, usually involving a failure to warn, and the plaintiffs are seeking monetary damages. The Company is defending each of these lawsuits vigorously and does not expect these lawsuits to individually, or in the aggregate, materially affect our business, results of operations or financial condition. Primarily as the result of one significant product liability judgment against the Company (the Turner case, see below), the Company has exhausted its insurance coverage for the 2008 insurance policy year. If the Company is unsuccessful on its appeal of the Turner case and there are material judgments, settlements or costs relating to other cases in the 2008 policy year, the Company will not have insurance coverage to offset any such payments. The information throughout this Note is current through the filing date of this Quarterly Report on Form 10-Q.

Turner (NC) lawsuit

The Turner (NC) lawsuit was tried in July 2011 and resulted in a jury verdict of $10.0 million against the Company. The Company filed post-trial motions seeking judgment as a matter of law notwithstanding the verdict and in the alternative, a new trial or alternatively, a remittitur of the jury award. Based on this verdict, the Company recorded litigation judgment expense of $3.3 million in 2011. During March 2012, the Federal District Court for the Western District of North Carolina granted the Company’s motion for remittitur and ordered the reduction of the original jury award from $10.0 million to approximately $4.4 million after offsets. On April 20, 2012, the court issued an order which adjusted the award to $5.5 million. On May 4, 2012, the court issued another order which entered judgment in the amount of $5.5 million plus costs and post-judgment interest. Based on this action by the court, the Company reversed a portion of the previously accrued litigation judgment during the year ended December 31, 2012, which resulted in a benefit of $2.2 million during the nine months ended September 30, 2012, and leaving a reserve of $1.1 million as of September 30, 2012. The Company has appealed this verdict. The appeal is fully briefed and oral argument was held on September 19, 2013. As of September 30, 2013 and December 31, 2012, the reserve related to this case remained at $1.1 million.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

With respect to each of the pending lawsuits, the following table lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter.

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status
Grable	Aug-08	6th Judicial Circuit Court, Pinellas County, FL	Training Injury	Discovery Phase
Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Discovery Phase
Peppler	Apr-09	5th Judicial Circuit Court, Sumter City, FL	Training Injury	Discovery Phase
Derbyshire	Nov-09	Ontario, Canada Superior Court of Justice	Officer Injury	Discovery Phase
Rich	Feb-10	US District Court, NV	Wrongful Death	Trial scheduled December 2013
Thompson	Mar-10	11th Judicial Circuit Court, Miami-Dade County, FL	Suspect Injury During Arrest	Discovery Phase
Doan	Apr-10	The Queens Bench Alberta, Red Deer Judicial Dist.	Wrongful Death	Discovery Phase
Shymko	Dec-10	The Queens Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase
Juran	Dec-10	Hennepin County District Court, 4th Judicial District	Officer Injury	Discovery Phase
Wilson	May-11	US District Court, ED MO	Wrongful Death	Discovery Phase
Ramsey	Jan-12	17th Judicial Circuit Court, Broward County Circuit Court, FL	Wrongful Death	Discovery Phase
Duensing	Feb-12	US District Court, NV	Suspect Injury During Arrest	Motion Phase
Mitchell	Apr-12	US District Court, ED MI	Wrongful Death	Discovery Phase, trial scheduled June 2014
Firman	Apr-12	Ontario, Canada Superior Court of Justice	Wrongful Death	Pleading Phase
Ricks	May-12	US District Court, WD LA	Wrongful Death	Motion Phase
Wingard	Oct-12	US District Court, WD PA	Wrongful Death	Discovery Phase
Manjares	Nov-12	US District Court, ED WA	Suspect Injury During Arrest	Discovery Phase; trial scheduled July 2014
Miller	Jan-13	New Castle County Superior Court, DE	Wrongful Death	Discovery Phase
Salgado	Feb-13	US District Court, SD FL	Wrongful Death	Stayed
Armstrong	Apr-13	General Court of Justice, Superior Div, Moore County, NC	Wrongful Death	Discovery Phase
Barnes	Apr-13	US District Court, WD PA	Wrongful Death	Discovery Phase
Athetis	May-09	Maricopa County Superior Court, AZ	Wrongful Death	Dismissal Pending

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, other product litigation matters in which the Company is involved that are currently on appeal are listed below:

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status
Turner	Feb-10	US District Court, ED NC	Wrongful death	Appeal fully briefed; Oral argument held on September 19, 2013
Bachtel	Aug-11	14th Judicial District Circuit Court, Randolph County, MO	Wrongful Death	Appeal fully briefed; date for Oral Argument has not been set
Glowczenski	Oct-04	US District Court, ED NY	Wrongful death	Notice of Appeal filed Septemebr 2013; opening brief is due January 2014

Cases that were dismissed or judgment entered during the third quarter of 2013 and through the filing date of this Quarterly Report on Form 10-Q are listed in the table below. Cases that were dismissed or judgment entered in prior fiscal quarters are not included in this table.

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status
Glowczenski	Oct-04	US Disrict Court, ED NY	Wrongful Death	Court granted Motion for Summary Judgment in favor of TASER
McCarthy	Dec-12	US District Court, WD NC	Wrongful Death	Voluntary Dismissal
Piskura	May-10	US District Court, OH	Wrongful Death	Voluntary Dismissal

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

					Defense	Remaining
	Policy Start	Policy End	Insurance	Deductible	Costs	Insurance	Active Cases and Cases on
Policy Year	Date	Date	Coverage	Amount	Covered	Coverage	Appeal
2004	12/01/03	12/01/04	$2.0	$0.1	N	$2.0	Glowczenski
2005	12/01/04	12/01/05	10.0	0.3	Y	7.0	n/a
2006	12/01/05	12/01/06	10.0	0.3	Y	3.7	n/a
2007	12/01/06	12/01/07	10.0	0.3	Y	8.0	n/a
2008	12/01/07	12/15/08	10.0	0.5	Y	—	Grable, Koon, Peppler, Rich, Turner
2009	12/15/08	12/15/09	10.0	1.0	N	10.0	Athetis, Derbyshire
2010	12/15/09	12/15/10	10.0	1.0	N	10.0	Thompson, Shymko, Doan, Juran
2011	12/15/10	12/15/11	10.0	1.0	N	10.0	Wilson, Bachtel
Jan - Jun 2012	12/15/11	06/25/12	7.0	1.0	N	7.0	Ramsey, Duensing, Mitchell, Firman, Ricks
Jul - Dec 2012	06/25/12	12/15/12	12.0	1.0	N	12.0	Wingard, Manjares
2013	12/15/12	12/15/13	12.0	1.0	N	12.0	Miller, Salgado, Barnes, Armstrong

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

In July 2011, the Company filed a complaint against Karbon Arms, LLC for infringement of TASER’s U.S. Patent Nos. 7,800,885 and 7,782,592 in US District Court for the District of Delaware seeking damages, injunctive relief and an award of attorneys’ fees. Karbon Arms filed a counterclaim on July 18, 2011, alleging invalidity and non-infringement of four of TASER’s patents, tortuous interference with prospective contractual relations and for false advertising under the Lanham Act. TASER thereafter filed counter-counterclaims for infringement of U.S. Patent Nos. 7,602,597 and 6,999,295. This lawsuit is in the motion phase, a Markman hearing was held, and a trial date has been set for January 2014.

In February 2012, the Company was served with a complaint in the matter of AA & Saba Consultants, Inc. v. TASER International, Inc. that was filed in the Superior Court for the County of Maricopa, Arizona, which alleges that the Company breached a contract by unilaterally terminating a distributor agreement between the Company and plaintiff without good cause. The complaint seeks an award for damages, costs, expenses and attorneys’ fees. TASER filed a counterclaim for breach of contract and fraud. This lawsuit is at the discovery phase and motions for summary judgment have been filed, with a trial date set for February 2014. The Company has made a settlement offer of $0.8 million to AA & SABA Consultants, Inc. which offer was not accepted and the offer was withdrawn. The Company has recorded the amount of the offer as an estimated liability.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

General

From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. After carefully assessing the claim, and assuming we determine that we are not at fault or we disagree with the damages or relief demanded, we vigorously defend and pursue any lawsuit filed against or by the Company. Although we do not expect the outcome in any pending individual case to be material, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition. The Company may settle a lawsuit in situations where a settlement can be obtained for nuisance value and for an amount that is expected to be less than the cost of defending a lawsuit. A small number of police officer training injury lawsuits have been settled by the Company for significantly less than the cost of litigation. As a general rule, it is the Company’s policy not to settle suspect injury or death cases. Rare exceptions have been made where the settlement economics are beneficial to the Company. On occasion, the Company’s insurance company has settled such lawsuits over the Company’s objection where the risk is over the Company’s liability insurance deductibles. Due to the confidentiality of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not identify or comment on which specific lawsuits have been settled or the amount of any settlement.

10. Related party transactions

Consulting Services

The Company engages Mark Kroll, a member of the Board of Directors, to provide consulting services. Expenses relating to these services for the three and nine months ended September 30, 2013 were approximately $59,000 and $125,000, respectively. Expenses relating to these services for the three and nine months ended September 30, 2012 were approximately $39,000 and $141,000, respectively. At September 30, 2013 and December 31, 2012, the Company had accrued liabilities for these services of approximately $37,000 and $6,000, respectively.

11. Employee benefit plans

The Company has a defined contribution profit sharing 401(k) plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation. In addition, during the third quarter of 2013, the Company implemented a non-qualified deferred compensation plan for certain executives, key employees and non-employee directors through which participants may elect to postpone the receipt and taxation of a portion of their compensation, including stock-based compensation, received from the Company.

Contributions to the plans are made by both the employee and the Company. Company contributions are based on the level of employee contributions and are immediately vested. The Company’s matching contributions to the 401(k) plan for the three months and nine months ended September 30, 2013, were approximately $188,000 and $520,000, respectively. The Company’s matching contributions to the to the 401(k) plan for the three and nine months ended September 30, 2012, were approximately $131,000 and $392,000, respectively. The Company expects to make matching contributions to the non-qualified deferred compensation plan related to the three month period ended September 30, 2013, of approximately $6,000. Future matching or profit sharing contributions to the plans are at the Company’s sole discretion.

12. Segment data

The Company’s operations are comprised of two reportable segments: the sale of CEWs, accessories and other products and services, the TASER Weapons segment; and the EVIDENCE.com & Video segment, which includes the TASER Cam, AXON video products and EVIDENCE.com. The Company includes only revenues and costs directly attributable to the EVIDENCE.com & Video business in that segment. Direct costs included in EVIDENCE.com & Video segment costs are: cost of sales for both products and services, overhead allocation based on direct labor, selling expense for the segment sales team, segment product management expenses, segment trade shows and related expenses, and research and development for products included in the segment. All other costs are included in the TASER Weapons segment.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information relative to the Company’s reportable segments is as follows:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	TASER	EVIDENCE.com		TASER	EVIDENCE.com
	Weapons	& Video	Total	Weapons	& Video	Total
Product sales	$31,626,484	$3,103,781	$34,730,265	$27,085,180	$1,528,347	$28,613,527
Service revenue	—	466,557	466,557	—	159,429	159,429

Net sales	31,626,484	3,570,338	35,196,822	27,085,180	1,687,776	28,772,956

Cost of products sold	10,906,999	1,896,691	12,803,690	9,673,370	1,181,906	10,855,276
Cost of services delivered	—	297,127	297,127	—	1,114,668	1,114,668

Gross margin	20,719,485	1,376,520	22,096,005	17,411,810	(608,798)	16,803,012
Sales, general & administrative	11,130,971	1,645,009	12,775,980	8,618,250	921,746	9,539,996
Research & development	1,160,400	1,279,412	2,439,812	1,043,607	942,094	1,985,701

Income (loss) from operations	$8,428,114	$(1,547,901)	$6,880,213	$7,749,953	$(2,472,638)	$5,277,315

Purchases of property and equipment	$229,965	$105,460	$335,425	$217,092	$68,215	$285,307
Purchases of intangible assets	66,844	2,107	68,951	76,148	9,728	85,876
Depreciation and amortization	1,025,164	62,907	1,088,071	1,054,239	664,307	1,718,546

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	TASER	EVIDENCE.com		TASER	EVIDENCE.com
	Weapons	& Video	Total	Weapons	& Video	Total
Product sales	$89,901,959	$6,853,388	$96,755,347	$78,774,581	$3,464,606	$82,239,187
Service revenue	—	1,050,924	1,050,924	—	397,604	397,604

Net sales	89,901,959	7,904,312	97,806,271	78,774,581	3,862,210	82,636,791

Cost of products sold	31,534,576	4,440,236	35,974,812	28,068,676	2,712,678	30,781,354
Cost of services delivered	—	1,542,087	1,542,087	—	3,308,794	3,308,794

Gross margin	58,367,383	1,921,989	60,289,372	50,705,905	(2,159,262)	48,546,643
Sales, general & administrative	30,622,109	4,275,896	34,898,005	24,373,401	2,425,228	26,798,629
Research & development	3,126,589	3,317,843	6,444,432	2,806,043	3,350,708	6,156,751
Litigation judgment recovery	—	—	—	(2,200,000)	—	(2,200,000)

Income (loss) from operations	$24,618,685	$(5,671,750)	$18,946,935	$25,726,461	$(7,935,198)	$17,791,263

Purchases of property and equipment	$827,896	$346,524	$1,174,420	$530,383	$357,226	$887,609
Purchases of intangible assets	260,431	10,713	271,144	322,337	15,526	337,863
Depreciation and amortization	2,997,848	1,038,489	4,036,337	3,336,403	1,777,586	5,113,989

The CODM does not review assets by segment as part of the financial information provided; therefore, no asset information is provided in the above table.

13. Subsequent event

On October 7, 2013, the Company entered into a definitive agreement to acquire Familiar, Inc. (“Familiar”) for $1.3 million in cash and 107,749 shares of common stock. The number of common shares issued as part of the acquisition was determined by dividing $1.4 million by a value of $13.33 per share. Familiar’s employees include application designers and engineers experienced in digital video management. The Familiar employees will conduct research and development initiatives for mobility technologies in law enforcement, focused specifically on new revenue opportunities within the EVIDENCE.com & Video segment. The Company will not continue to develop or market products and services previously provided by Familiar.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of September 30, 2013, and results of operations for the three and nine months ended September 30, 2013 and 2012. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The tables in the MD&A sections below are derived from exact numbers and may have immaterial rounding differences.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: the impact of recently issued and adopted accounting standards and guidance; estimated amortization charges in future years and our projected effective tax rate for 2013; our anticipation that government contracts will be completed; that fixed costs in our EVIDENCE.com & Video segment will remain constant; that product and commercial defense costs will trend downward; that R&D expenses will increase in 2014; our expectations about unrecognized tax benefits and deferred income taxes; assumptions about the future vesting of outstanding stock options and the amortization of costs relating thereto; our litigation strategy; future changes to our accounting estimates; the outcome of pending litigation against us; the sufficiency of our valuation reserves, including warranty, accounts receivable, deferred taxes and inventory reserves; the sufficiency of our capital resources and the availability of financing to the Company and our strategy with respect to hedging activities. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; our dependence on sales of our TASER X26, X26P and X2 CEWs; the acceptance of our EVIDENCE.com software model; our ability to design, introduce and sell new products; delays in development schedules; rapid technological change and competition; product defects; breach of our security measures resulting in unauthorized access to customer data; outages and disruptions relating to our EVIDENCE.com service; budgetary and political constraints of prospects and customers; the length of our sales cycle and our ability to realize benefits from our marketing and selling efforts; litigation risks resulting from alleged product-related injuries and media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; the outcome of pending or future litigation; our ability to protect our intellectual property; intellectual property infringement claims and relating litigation costs; competition in foreign countries relating to foreign patents; our successful identification of existing intellectual property rights that might infringe on our developments; risks of governmental regulations, including regulations of our products by the United States Consumer Product Safety Commission, regulation of our products as a “crime control” product by the Federal government, state and local government regulation and foreign regulation; the adverse effects that could result from our products being classified as firearms by the United States Bureau of Alcohol and Firearms; our compliance with regulations governing the environment, including but not limited to, regulations within the European Union; new regulations relating to conflict minerals; our dependence on third party suppliers for key components of our products; component shortages, including our dependence on foreign suppliers for key components; rising costs of raw materials and transportation relating to petroleum prices; our ability to manage our growth; our ability to increase manufacturing production to meet demand; establishment and expansion of our direct and indirect distribution channels; our ability to pursue sales directly with customers; risks relating to acquisitions and joint ventures; catastrophic events; fluctuations in quarterly operating results; foreign currency fluctuations; counterparty risks relating to cash balances held in excess of FDIC insurance limits; employee retention risks and other factors identified in documents filed by us with the Securities and Exchange Commission, including those set forth in our Form 10-K.

Overview

TASER International, Inc.’s (the “Company” or “TASER” or “we” or “our”) core mission is to protect life and to protect truth through technologies that make communities safer. We are the market leader in the development, manufacture and sale of conducted electrical weapons (“CEWs”) and other electronic weapons designed for use in law enforcement, military, corrections, private security and personal defense. To address challenges faced by law enforcement officers subsequent to post-incident, we have developed a fully integrated hardware and software solution to provide our law enforcement customers the capabilities to capture, store, manage, share and analyze video and other digital evidence.

Results of Operations

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

The following table sets forth, for the periods indicated, our unaudited consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statements of operations (dollars in thousands):

	Three Months Ended September 30,				Increase / (Decrease)
	2013		2012		$	%
Net sales	$35,197	100.0%	$28,773	100.0%	$6,424	22.3%
Cost of products sold and services delivered	13,101	37.2	11,970	41.6	1,131	9.4

Gross margin	22,096	62.8	16,803	58.4	5,293	31.5
Sales, general and administrative expenses	12,776	36.3	9,540	33.2	3,236	33.9
Research and development expenses	2,440	6.9	1,986	6.9	454	22.9

Income from operations	6,880	19.5	5,277	18.3	1,603	30.4
Interest and other (expense) income, net	35	*	11	*	23	205.6

Income before provision for income taxes	6,915	19.6	5,289	18.4	1,626	30.8
Provision for income taxes	1,802	5.1	1,612	5.6	190	11.8

Net income	$5,114	14.5%	$3,677	12.8%	$1,437	39.1

*	Not meaningful

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended September 30,				Dollar	Percent
	2013		2012		Change	Change
TASER Weapons segment:
TASER X26	$7,229	20.5%	$7,434	25.8%	$(205)	(2.8)%
TASER X2	7,645	21.7	6,326	22.0	1,319	20.9
TASER X26P	5,557	15.8	—	*	5,557	100.0
TASER C2	452	1.3	721	2.5	(269)	(37.3)
M26	160	0.5	620	2.2	(460)	(74.2)
Single Cartridges	8,227	23.4	9,729	33.8	(1,502)	(15.4)
StrikeLight	142	0.4	—	*	142	100.0
Extended Warranties	1,196	3.4	914	3.2	282	30.9
Other	1,019	2.9	1,341	4.7	(322)	(24.0)

TASER Weapons segment	31,627	89.9	27,085	94.1	4,542	16.8

EVIDENCE.com & Video segment:
AXON/EVIDENCE.com	1,688	4.8	878	3.1	810	92.3
TASER Cam	1,784	5.1	740	2.6	1,044	141.1
Other	98	0.3	70	0.2	28	40.0

EVIDENCE.com & Video segment	3,570	10.1	1,688	5.9	1,882	111.5

Total net sales	$35,197	100.0%	$28,773	100.0%	$6,424	22.3

*	Not meaningful

Net unit sales for the TASER Weapons handles and other products and EVIDENCE.com & Video segment products are as follows:

	Three Months Ended September 30,
			Unit	Percent
	2013	2012	Change	Change
X26	7,195	8,312	(1,117)	-13.4%
X26P	7,327	—	7,327	100.0
X2	8,469	7,290	1,179	16.2
M26	502	1,617	(1,115)	-69.0
X3	—	36	(36)	-100.0
C2	1,544	2,832	(1,288)	-45.5
TASER Cam	3,343	1,957	1,386	70.8
Cartridges	375,363	434,167	(58,804)	-13.5
AXON Flex	1,217	1,263	(46)	-3.6
AXON Body	774	—	774	100.0
StrikeLight	1,322	—	1,322	100.0

Net sales to the United States and other countries are summarized as follows (dollars in thousands):

	Three Months Ended September 30,
	2013		2012
United States	$31,483	89%	$23,335	81%
Other Countries	3,714	11	5,438	19

Total	$35,197	100%	$28,773	100%

Net sales were $35.2 million and $28.8 million for the three months ended September 30, 2013 and 2012, respectively, an increase of $6.4 million, or 22.3%. The increase in net sales for the third quarter of 2013 compared to 2012 was primarily driven by the continued adoption of the TASER X26P and X2 CEWs, which contributed $5.6 million and $7.6 million of sales for the third quarter of 2013, respectively. In addition, during the current-year period, the Company offered lower trade-in credit values, for customers upgrading previously purchased CEWs. Sales of the TASER X26 CEW decreased $0.2 million in the third quarter of 2013 when compared to the same period in the previous year as a result of customers embracing the SMART Weapon platform of the X2 and X26P CEWs. Cartridge sales also decreased in the third quarter of 2013 in comparison to the same period in the prior year as a result of the timing of sales promotions.

Revenue relative to our EVIDENCE.com & Video segment increased $1.9 million to $3.6 million for the three months ended September 30, 2013, due to additional revenue recognized related to higher sales of TASER Cams, our AXON on-officer cameras and our EVIDENCE.com software-as-a-service. AXON body was launched in the third quarter of 2013 and AXON flex was launched in 2012. Revenue related to EVIDENCE.com is recognized over the requisite service period of one to five years.

To gain more immediate feedback regarding activity for AXON flex, AXON body and EVIDENCE.com we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales) placed in the relevant time period, regardless of when the products or services ultimately will be provided. Some bookings will be invoiced in subsequent years. Due to municipal government funding rules, certain of the future year amounts included in bookings are subject to budget appropriation. Although TASER has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be completed, if agencies do not appropriate money in future year budgets, revenue associated with these bookings will not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to EVIDENCE.com and AXON flex increased to $5.8 million during the three months ended September 30, 2013, compared to $1.3 million in the same quarter in the prior year. We continue to generate traction with a number of new agencies adopting the platform.

International sales for the third quarter of 2013 and 2012 represented approximately $3.7 million, or 10.6%, and $5.4 million, or 18.9%, of total net sales, respectively. Sales in the international market generally are larger and occur more intermittently than in the domestic market due to the profile of the customers.

Cost of Products Sold and Services Delivered

Cost of products sold and services delivered were $13.1 million and $12.0 million for the three months ended September 30, 2013 and 2012, respectively, an increase of $1.1 million, or 9.4%. As a percentage of net sales, cost of products sold and services delivered decreased to 37.2% in the third quarter of 2013 compared to 41.6% in the third quarter of 2012. Cost of products sold for our TASER Weapons segment were $10.9 million for the three months ended September 30, 2013, or 34.5% of TASER Weapons segment sales, compared to $9.7 million for the three months ended September 30, 2012, or 35.7% of TASER Weapons segment sales. The decrease as a percentage of net sales is primarily derived from increased leverage due to higher sales and a higher average selling price.

Cost of products sold and services delivered for the EVIDENCE.com & Video segment were $2.2 million and $2.3 million for the three months ended September 30, 2013 and 2012, respectively. Increased product costs related to the EVIDENCE.com & Video segment related to growing sales in this segment were more than offset by decreased service costs, resulting in a slight overall decrease for the third quarter as compared to the prior-year quarter. The decrease in service costs is comprised of cost savings due to efficiencies gained by moving to a third party cloud storage from a data center, as well as the full depreciation of the capitalized EVIDENCE.com software development costs. The decrease in overall cost of products sold and services delivered as a percentage of sales was driven by higher sales and by improvements to our EVIDENCE.com & Video segment margins. There are a number of fixed costs for the EVIDENCE.com & Video segment which, as we generate traction in the business, we expect to remain stable and should allow for lower cost of products sold as a percentage of revenue. As a percentage of revenue, cost of products sold and services delivered were 61.4% and 136.1% for the three months ended September 30, 2013 and 2012, respectively.

Gross Margin

Gross margin was $22.1 million and $16.8 million for the three months ended September 30, 2013 and 2012, respectively, an increase of $5.3 million, or 31.5%. Our gross margin as a percent of sales increased to 62.8% for the third quarter of 2013 compared to 58.4% for the third quarter of 2012, a result of the factors discussed above under costs of products sold and services delivered as well as leverage in overhead expense from increased sales, increased sales prices and lower trade-in credit values.

Sales, General and Administrative Expenses

For the three months ended September 30, 2013 and 2012, sales, general and administrative expenses (“SG&A”) were comprised of the following (dollars in thousands):

	Three Months Ended September 30,
			$	%
	2013	2012	Change	Change
Salaries, benefits and bonus	$3,556	$2,919	$637	21.8%
Professional, accounting and legal fees and litigation expenses	3,529	1,312	2,217	169.0
Travel and meals	866	718	148	20.6
Stock-based compensation	735	658	77	11.8
Consulting and lobbying	483	490	(7)	(1.4)
Depreciation and amortization	296	384	(88)	(22.9)
Sales and marketing	1,555	1,133	422	37.2
Liability insurance	503	510	(7)	(1.4)
Other	1,253	1,416	(163)	(11.5)

Total	$12,776	$9,540	$3,236	33.9

Sales, general and administrative as a % of net sales	36.3%	33.2%

SG&A expenses were $12.8 million and $9.5 million for the three months ended September 30, 2013 and 2012, respectively, an increase of $3.2 million, or 33.9%. As a percentage of net sales, SG&A expenses increased to 36.3% for the third quarter of 2013 compared to 33.2% for the third quarter of 2012. Compared to the third quarter of 2012, salaries, benefits and stock compensation expense increased $0.7 million as a result of strategic hires that were made over the last year, primarily in customer facing roles such as telesales, customer service, account management and field services, but also in incremental administrative functions. Professional, accounting and legal fees and litigation expenses increased $2.2 million compared to the prior year primarily due to expenses relating to the defense of product and commercial litigation. The Company expects expenses relating to the defense of product and commercial litigation to trend downward in the second half of 2014. The increase in sales and marketing expense is comprised partially of increases in commissions of approximately $0.4 million for our direct sales team due to higher sales and the fact that a greater percentage of our sales were conducted directly with end users. Increases were also seen in account promotions, e-Commerce marketing and marketing development as we look to expand our initiatives internationally and in the video market. These increases were partially offset by decreases in trade shows due to the timing of the International Association of Chiefs of Police conference which will occur in the fourth quarter of 2013, but was included in the third quarter of 2012. Other increases in SG&A during the third quarter of 2013 compared to the third quarter of 2012 relate to general business operations and sales efforts

Of the $3.2 million increase in SG&A in the current quarter as compared to the same quarter in the prior year, $2.5 million is within the TASER Weapons segment and as a percentage of net sales, TASER Weapons segment SG&A increased to 35.2% from 31.8%. Within the EVIDENCE.com & Video segment, SG&A increased $0.7 million compared to the third quarter of 2012. We continue to invest in the EVIDENCE.com & Video business to strengthen our sales force and infrastructure, including customer facing roles, to execute our strategy and drive growth.

Research and Development Expenses

Research and development expenses were $2.4 million for the three months ended September 30, 2013 an increase of $0.5 million or 22.9% over the same period in the prior year. Research and development expense increased primarily due to additional personnel expense related to EVIDENCE.com & Video segment development initiatives. The Company expects to continue to see increased expenses in R&D through 2014 as EVIDENCE.com expands into adjacent technologies in law enforcement.

Provision for Income Taxes

The provision for income taxes was $1.8 million for the three months ended September 30, 2013 and our effective tax rate was 26.1%. The effective tax rate is below our estimated full year effective tax rate, before discrete items, of 38.2% primarily due to tax deductions related to disqualifying dispositions of Incentive Stock Options (“ISOs”), domestic production activities deduction, and a favorable 2012 return to provision adjustment. When an employee exercises ISOs and sells the related stock prior to the mandatory holding period, the associated expense becomes a reduction to the Company’s taxable income and represents a permanent benefit in the tax rate.

Net Income

Our net income increased to $5.1 million, or $0.10 per diluted share, for the third quarter of 2013 compared to net income of $3.7 million, or $0.07 per diluted share, for the third quarter of 2012.

Nine months Ended September 30, 2013 Compared to the Nine months Ended September 30, 2012

The following table sets forth, for the periods indicated, our unaudited consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statements of operations (dollars in thousands):

	Nine Months Ended September 30,				Increase / (Decrease)
	2013		2012		$	%
Net sales	$97,806	100.0%	$82,637	100.0%	$15,169	18.4%
Cost of products sold and services delivered	37,517	38.4	34,090	41.3	3,427	10.1

Gross margin	60,289	61.6	48,547	58.7	11,743	24.2
Sales, general and administrative expenses	34,898	35.7	26,799	32.4	8,099	30.2
Research and development expenses	6,444	6.6	6,157	7.5	288	4.7
Litigation judgment recovery	—	—	(2,200)	-2.7	2,200	-100.0

Income from operations	18,947	19.4	17,791	21.5	1,156	6.5
Interest and other income (expenses), net	31	*	26	*	5	20.6

Income before provision for income taxes	18,978	19.4	17,817	21.6	1,161	6.5
Provision for income taxes	6,109	6.2	6,894	8.3	(785)	(11.4)

Net income	$12,869	13.2%	$10,923	13.2%	$1,946	17.8

*	Not meaningful

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Nine Months Ended September 30,				Dollar	Percent
	2013		2012		Change	Change
TASER Weapons segment:
TASER X26	$22,258	22.8%	$26,774	32.4%	$(4,516)	(16.9)%
TASER X2	18,822	19.2	16,602	20.1	2,220	13.4
TASER X26P	13,574	13.9	—	*	13,574	100.0
TASER C2	1,809	1.8	2,270	2.7	(461)	(20.3)
M26	567	0.6	1,081	1.3	(514)	(47.5)
Single Cartridges	26,088	26.7	24,754	30.0	1,334	5.4
StrikeLight	131	0.1	—	*	131	100.0
Extended Warranties	3,320	3.4	2,632	3.2	688	26.1
Other	3,333	3.4	4,662	5.6	(1,329)	(28.5)

TASER Weapons segment	89,902	91.9	78,775	95.3	11,127	14.1

EVIDENCE.com & Video segment:
AXON/EVIDENCE.com	3,780	3.9	1,506	1.8	2,274	151.0
TASER Cam	3,707	3.8	2,156	2.6	1,551	71.9
Other	417	0.4	200	0.2	217	108.5

EVIDENCE.com & Video segment	7,904	8.1	3,862	4.7	4,042	104.7

Total net sales	$97,806	100.0%	$82,637	100.0%	$15,169	18.4

*	Not meaningful

Net unit sales for the TASER Weapons handles and other products and EVIDENCE.com & Video segment products are as follows:

	Nine Months Ended September 30,
			Unit	Percent
	2013	2012	Change	Change
X26	24,296	31,951	(7,655)	-24.0%
X26P	17,663	—	17,663	100.0
X2	20,431	19,406	1,025	5.3
M26	1,638	3,258	(1,620)	-49.7
X3	271	69	202	292.8
C2	5,869	8,594	(2,725)	-31.7
TASER Cam	8,349	5,446	2,903	53.3
Cartridges	1,153,825	1,167,253	(13,428)	-1.2
AXON flex	3,580	2,018	1,562	77.4
AXON body	774	—	774	100.0
StrikeLight	1,322	—	1,322	100.0

Net sales to the United States and other countries are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2013		2012
United States	$86,036	88%	$68,341	83%
Other Countries	11,770	12	14,296	17

Total	$97,806	100%	$82,637	100%

Net sales were $97.8 million and $82.6 million for the nine months ended September 30, 2013 and 2012, respectively, an increase of $15.2 million, or 18.4%. The increase in net sales for the first nine months of 2013 compared to 2012 was primarily driven by the continued adoption of the new TASER X26P, which contributed $13.6 million of sales for the first nine months of 2013. TASER X2 CEW sales also increased compared to the prior year as part of the upgrade cycle, selling $18.8 million in the first nine months of 2013 compared to $16.6 million in 2012. In addition, during the current-year period, the Company offered lower trade-in credit values, for customers upgrading previously purchased CEWs. Sales of our X26 CEWs decreased $4.5 million for the first nine months of 2013 when compared to the same period in the previous year as a result of customers embracing the SMART Weapon platform of the X2 and X26P CEWs.

Revenue relative to our EVIDENCE.com & Video segment increased $4.0 million to $7.9 million for the nine months ended September 30, 2013, primarily due to additional revenue recognized related to our AXON on-officer cameras, and our EVIDENCE.com software-as-a-service. AXON body was launched in the third quarter of 2013 and the AXON Flex was launched in 2012. Sales of TASER Cam increased $1.6 million in the current nine month period as compared to the same period in the prior year which also contributed to the year over year increase. Revenue related to EVIDENCE.com is recognized over the requisite service period of one to five years.

To gain more immediate feedback regarding activity for AXON flex, AXON body and EVIDENCE.com we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales) placed in the relevant time period, regardless of when the products or services ultimately will be provided. Some bookings will be invoiced in subsequent years. Due to municipal government funding rules, certain of the future year amounts included in bookings are subject to budget appropriation. Although TASER has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be completed, if agencies do not appropriate money in future year budgets, revenue associated with these bookings will not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to EVIDENCE.com and AXON Flex in the first nine months of 2013 increased to $9.3 million, compared to $2.1 million in the same period in the prior year. We continue to generate traction with a number of new agencies adopting the platform.

International sales for the first nine months of 2013 and 2012 represented approximately $11.8 million, or 12.0%, and $14.3 million, or 17.3%, of total net sales, respectively. Sales in the international market generally are larger and occur more intermittently than in the domestic market due to the profile of the customers.

Cost of Products Sold and Services Delivered

Cost of products sold and services delivered were $37.5 million and $34.1 million for the first nine months of September 30, 2013 and 2012, respectively, an increase of $3.4 million, or 10.1%. As a percentage of net sales, cost of products sold and services delivered decreased to 38.4% in the first nine months of 2013 compared to 41.3% in the first nine months of 2012. Cost of products sold for our TASER Weapons segment were $31.5 million for the nine months ended September 30, 2013, or 35.1% of TASER Weapons segment sales, compared to $28.1 million for the nine months ended September 30, 2012, or 35.6% of TASER Weapons segment sales.

Cost of products sold and services delivered for the EVIDENCE.com & Video segment were $6.0 million for each of the nine month periods ended September 30, 2013 and 2012. As a percentage of revenue, cost of products sold and services delivered were 75.7% and 155.9% for the nine months ended September 30, 2013 and 2012, respectively. Increased product costs related to the EVIDENCE.com & Video segment related to growing sales in this segment were more than offset by decreased service costs, resulting in a slight overall decrease for the nine months ended September 30, 2013 as compared to the prior-year period. The decrease in service costs is comprised of cost savings due to efficiencies gained by moving to a third party cloud storage from a data center, as well as the full depreciation of the capitalized EVIDENCE.com software development costs. There are a number of fixed costs for the EVIDENCE.com & Video segment which, as we generate traction in the business, we expect to remain stable, which should allow for lower cost of products sold as a percentage of revenue.

Gross Margin

Gross margin was $60.3 million and $48.5 million for the nine months ended September 30, 2013 and 2012, respectively, an increase of $11.7 million, or 24.2%. Our gross margin as a percent of sales increased to 61.6% for the first nine months of 2013 compared to 58.7% for the first nine months of 2012, as a result of the factors discussed above under cost of products sold and services delivered as well as leverage in overhead expense from increased sales, increased sales prices and lower trade-in credit values.

Sales, General and Administrative Expenses

For the nine months ended September 30, 2013 and 2012, SG&A expenses were comprised of the following (dollars in thousands):

	Nine Months Ended September 30,
			$	%
	2013	2012	Change	Change
Salaries, benefits and bonus	$10,674	$8,231	$2,443	29.7%
Professional, accounting and legal fees and litigation expenses	8,119	4,495	3,624	80.6
Travel and meals	2,480	2,162	318	14.7
Stock-based compensation	2,293	1,614	679	42.1
Consulting and lobbying	1,608	1,859	(251)	(13.5)
Depreciation and amortization	930	1,175	(245)	(20.9)
Sales and marketing	3,657	2,589	1,068	41.3
Liability insurance	1,490	1,293	197	15.2
Other	3,647	3,381	266	7.9

Total	$34,898	$26,799	$8,099	30.2

Sales, general and administrative as a % of net sales	35.7%	32.4%

SG&A expenses were $34.9 million and $26.8 million for the nine months ended September 30, 2013 and 2012, respectively, an increase of $8.1 million, or 30.2%. As a percentage of net sales, SG&A expenses increased to 35.7% for the first nine months of 2013 compared to 32.4% for the first nine months of 2012. Compared to the same period in 2012, salaries, benefits and stock compensation expense increased $3.1 million as a result of strategic hires that were made over the last year, primarily in customer facing roles such as telesales, customer service, account management and field services, but also incrementally in administrative functions. Professional, accounting and legal fees and litigation expenses increased $3.6 million compared to the prior year primarily due to expenses relating to the defense of product and commercial litigation. The Company expects expenses relating to the defense of product and commercial litigation to trend downward in the second half of 2014. Sales and marketing expenses increased year over year primarily as a result of higher commissions paid of approximately $0.8 million on the higher sales for the year. In addition, e-commerce marketing initiatives, strategic account promotion expense and trade show expenses increased compared to the prior year in order to support the business’ growth objectives. Other increases in SG&A during the nine months ended September 30, 2013, compared to the same period in 2012 relate to general business operations and sales efforts.

Of the $8.1 million increase in SG&A in the current nine month period as compared to the same period in the prior year, $6.2 million is within the TASER Weapons segment and as a percentage of net sales, TASER Weapons segment SG&A increased to 34.1% from 30.9%. Within the EVIDENCE.com & Video segment SG&A increased $1.9 million compared to the first nine months of 2012. We continue to invest in the video business to strengthen our sales force and infrastructure, including customer facing roles, to execute our strategy and drive growth.

Research and Development Expenses

Research and development expenses were $6.4 million and $6.2 million for the nine months ended September 30, 2013 and 2012, respectively. For the year, research and development expense benefited from the receipt of an Arizona use tax credit of approximately $0.3 million and a decline in consulting fees of approximately $0.2 million. These were more than offset by increases in travel and personnel expenses. The Company expects to continue to see increased expenses in R&D through 2014 as EVIDENCE.com expands into adjacent technologies in law enforcement.

Litigation Judgments Recovery

During the second quarter of 2011, the Company recorded a $3.3 million litigation judgment expense, which represented a charge for an adverse jury verdict received in the Turner case and costs associated with post-trial motions. This charge represented management’s best estimate of the Company’s uninsured portion of the judgment after consideration of available insurance coverage. During 2011, management estimated the range of loss in the Turner case to be nil to $3.8 million. During March 2012, the Federal District Court for the Western District of North Carolina granted the Company’s motion for remittitur and ordered the reduction of the original jury award from $10.0 million to approximately $4.4 million after offsets. On April 20, 2012, the court issued another order, which adjusted the award to $5.5 million. Based on this action by the court, the Company reversed a portion of the previously accrued litigation judgment expense during the three months ended March 31, 2012, which resulted in a benefit of $2.2 million and a reserve of $1.1 million at such time. The appeal is fully briefed and oral argument was held on September 19, 2013. As of September 30, 2013, the reserve related to this case remained at $1.1 million.

Provision for Income Taxes

The provision for income taxes was $6.1 million for the nine months ended September 30, 2013 and our effective tax rate was 32.2%. The effective tax rate is below our estimated full year effective tax rate, before discrete items, of 38.2% primarily due to tax deductions related to disqualifying dispositions of ISOs, a domestic production activities deduction, and a favorable 2012 return to provision adjustment. When an employee exercises ISOs and sells the related stock prior to the mandatory holding period, the associated expense becomes a reduction to the Company’s taxable income and represents a permanent benefit in the tax rate.

Net Income

Our net income increased to $12.9 million, or $0.24 per diluted share, for the first nine months of 2013 compared to net income of $10.9 million, or $0.19 per diluted share, for the first nine months of 2012.

Liquidity and Capital Resources

Summary

As of September 30, 2013, we had $35.0 million in cash, a decrease of $1.1 million from the end of 2012. The cash generated by operating activities of $23.1 million was more than offset by the combination of increased investment purchases and the execution in the first half of 2013 of our $25 million stock buy-back program that was authorized in February 2013.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Nine Months Ended September 30,
	2013	2012
Operating activities	$23,087	$23,258
Investing activities	(13,236)	677
Financing activities	(10,969)	(19,265)
Effect of exchange rate changes on cash and cash equivalents	(2)	(4)

Decrease in cash and cash equivalents	$(1,121)	$4,665

Operating activities

Net cash provided by operating activities in the first nine months of 2013 of $23.1 million was primarily driven by $12.9 million of net income for the period, adjusted for the net add-back of non-cash expenses of $9.5 million, including depreciation and amortization expense of $4.0 million, deferred income taxes of $5.2 million and stock-based compensation expense of $2.9 million, offset by a $4.1 million reduction related to excess tax benefit from stock-based activities. Cash from operating activities reflects a net increase of $0.8 million related to the net change in assets and liabilities. Increases in notes and accounts receivables, prepaid and other assets and inventory resulted in reductions to operating cash flows of $2.0 million, $2.2 million and $1.6 million, respectively. The increase in accounts receivable is due to increased invoiced sales, and the prepaid and other assets increase is largely due to a $1.6 million increase in prepaid taxes. The increase in inventory is due to normal timing fluctuations and anticipated sales. Offsetting these reductions to operating cash inflows was an increase to operating cash flow of $6.5 million resulting from an increased balance of deferred revenue. Of the increase in deferred revenue approximately $3.7 million resulted from growing warranty sales and $2.5 million resulted from increased EVIDENCE.com sales.

Net cash provided by operating activities in the first nine months of 2012 of $23.3 million consists of $10.9 million in net income, the add-back of non-cash income statement items totaling $8.9 million and a $3.4 million net change in operating assets (net of operating liabilities). Included in the non-cash items are $5.1 million in depreciation expense, $2.9 million in deferred income tax expense and $2.2 million in stock-based compensation expense. These additions were partially offset by a reduction to operating cash flows of $2.2 million for the reversal of the litigation judgment expense. The most significant changes in operating assets and liabilities for the nine-month period ended September 30, 2012 include an increase of $2.9 million and $2.6 million related to increases in accounts payable and other accrued liabilities and deferred revenue, respectively. These impacts were partially offset by an increase in accounts receivable of $2.6 million. These fluctuations in operating assets and liabilities were primarily driven by increased sales.

Investing activities

Net cash used by investing activities in the first nine months of 2013 was $13.2 million. During the second quarter of 2013 we changed investment managers which, combined with the $23.1 million of operating cash generated during the period and $10.2 million of proceeds from option exercises, enabled higher than previous year investment activity. During the nine month period, we purchased $18.4 million of investments while receiving proceeds from the call/maturity of investments of $6.6 million. During the nine month period we purchased $1.4 million of combined property and equipment and intangible assets, which was offset slightly by cash received from the disposal of fixed assets.

Net cash provided by investing activities was $0.7 million in the first nine months of 2012, which consists of a $1.2 million outflow for the acquisition of property, equipment and intangible assets and $1.9 million in net proceeds from the maturity of short-term investments.

Financing activities

During the first nine months of 2013, net cash used by financing activities was $11.0 million primarily attributable to the repurchase of $25.0 million of our common stock, which was purchased for a weighted average cost of $8.20 per share. The weighted average cost includes the average price paid per share of $8.17, plus any applicable administrative costs for the transaction. The repurchase of common stock was made under a stock repurchase program authorized by TASER’s Board of Directors in February 2013.

During the nine months ended September 30, 2013, we recorded $4.1 million for excess tax benefit related to stock-based compensation. The tax benefit relates to exercises occurring through 2012 and 2013 which gave rise to tax attribute carry forwards such as net operating losses and tax credits. We were able to recognize this benefit in 2013 due to positive taxable income during the period. Also during the nine month period ended September 30, 2013, we received $10.2 million of proceeds from options exercised.

During the first nine months of 2012, net cash used by financing activities was approximately $19.3 million which consisted of $20.0 million used to repurchase the Company’s common stock offset by $0.7 million in proceeds from stock options exercised.

Liquidity and Capital Resources

Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. We believe funds generated from our expected results of operations, as well as available cash and cash equivalents, will be sufficient to finance our operations and strategic initiatives for 2013. In addition, our $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. The line is secured by our accounts receivable and inventory, and bears interest at varying rates currently LIBOR plus 1.5% to prime. As of September 30, 2013, we had letters of credit outstanding of $0.6 million, leaving the net amount available for borrowing of $9.4 million. The facility matures on June 30, 2015. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At September 30, 2013, and December 31, 2012, there were no borrowings under the line.

Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed coverage charge ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At September 30, 2013, the Company’s tangible net worth ratio was 0.41:1 and its fixed charge coverage ratio was 3.77:1. Accordingly, the Company was in compliance with these covenants.

Based on our strong balance sheet and the fact that we had only $0.1 million in long-term debt and capital lease obligations at September 30, 2013, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of September 30, 2013 or December 31, 2012.

Critical Accounting Estimates

We have identified the following accounting estimates as critical to our business operations and the understanding of our results of operations. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent liabilities at the date of our unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. While we don’t believe that a change in these estimates is reasonably likely, there can be no assurance that our actual results will not differ from these estimates. The effect of these policies on our business operations is discussed below.

Product Warranties

The Company warrants its CEWs, StrikeLight, AXON cameras and Evidence Transfer Managers (“ETM”) from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for our standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. We estimate future warranty costs based on historical data related to returns and warranty costs on a quarterly basis and apply this rate to current product anticipated returns from our customers. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. The accrued warranty liability expense is reviewed quarterly to evaluate whether it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of September 30, 2013 and December 31, 2012, our reserve for warranty costs was $0.7 million and $0.5 million, respectively.

Revenue related to separately priced extended warranties is recorded as deferred revenue and subsequently recognized in net sales on a straight-line basis over the delivery period. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.

Inventory

Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities and a determination of what costs are considered to be abnormal fixed production costs, which are expensed as current period charges. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory decreased to $0.7 million at September 30, 2013, compared to $2.3 million at December 31, 2012. This decrease is attributable primarily to the disposal of the majority of the X3 CEW inventory that had been previously reserved. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves may be necessary.

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

Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts and notes receivable are presented net of an allowance for doubtful accounts. This allowance represents our best estimate and is based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. Our allowance for doubtful accounts was $0.2 million at both September 30, 2013 and December 31, 2012. In the event that actual uncollectible amounts differ from these estimates, changes in allowances for doubtful accounts might become necessary.

Valuation of Long-lived Assets

We review long-lived assets, such as property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We utilize a two-step approach to testing long-lived assets for impairment. The first step tests for possible impairment indicators. If one or more impairment indicators are present, the second step measures whether the asset is recoverable based on a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our review requires the use of judgment and estimates. There were no impairments recognized in the three months ended September 30, 2013 and 2012. However, future events or circumstances may result in a charge to earnings if we determine that the carrying value of a long-lived asset is not recoverable.

Income Taxes

We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carry forwards.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties. We have completed research and development tax credit studies which identified approximately $7.8 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2013 tax years, net of the federal benefit on the Arizona and California research and development tax credits. Management determined that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, has established a liability for unrecognized tax benefits of $2.9 million as of September 30, 2013. In addition, we established a $0.2 million liability related to uncertain tax positions for certain state income tax liabilities, for a total unrecognized tax benefit at September 30, 2013, of $3.1 million. As of September 30, 2013, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $3.1 million be recognized, the Company’s effective tax rate would be favorably impacted. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

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

Stock-based Compensation

We have historically granted stock-based compensation for various equity owners and key employees as a means of attracting and retaining quality personnel. We have utilized restricted stock units and stock options; however, no stock options were issued during 2012 or the first nine months of 2013. The fair value of restricted stock units is estimated as the closing price of our common stock on the date of grant. We estimate the fair value of granted stock options by using the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (forfeitures). The expense for both restricted stock units and stock options is recorded over the life of the grant, net of forfeitures.

We have granted a total of approximately 1.3 million performance-based awards (options and restricted stock units) of which approximately 0.6 million are outstanding as of September 30, 2013, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance. These awards will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on our statements of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit and corporate and municipal bonds with a typical long-term debt rating of “AA” or better by any nationally recognized statistical rating organization, denominated in United States dollars. All of our investments are treated as “held-to-maturity”. Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. As of September 30, 2013, we estimate that a 10 basis point increase or decrease in interest rates would result in a change in annual interest income of less than $0.1 million.

Additionally, we have access to a line of credit borrowing facility which bears interest at varying rates, currently at LIBOR plus 1.5% to prime. At September 30, 2013, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $9.4 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 10, 2013 the Company issued 107,749 shares of common stock in conjunction with a definitive agreement to acquire Familiar, Inc. The TASER shares were issued without registration to the Familiar Stockholders in reliance on Rule 506(b) of Regulation D and will be unregistered shares subject to Rule 144.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Note Modification Agreement dated as of August 15, 2013, between the Company and JP Morgan Chase Bank, N.A.

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document

101	XBRL Taxonomy Extension Schema Document

101	XBRL Taxonomy Calculation Linkbase Document

101	XBRL Taxonomy Label Linkbase Document

101	XBRL Taxonomy Presentation Linkbase Document

101	XBRL Taxonomy Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TASER International, Inc.

Date: November 05, 2013	/s/ Patrick W. Smith
Patrick W. Smith
Chief Executive Officer (Principal Executive Officer)

Date: November 05, 2013	/s/ Daniel M. Behrendt
Daniel M. Behrendt
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibits:

10.1	Note Modification Agreement dated as of August 15, 2013, between the Company and JP Morgan Chase Bank, N.A.

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document

101	XBRL Taxonomy Extension Schema Document

101	XBRL Taxonomy Calculation Linkbase Document

101	XBRL Taxonomy Label Linkbase Document

101	XBRL Taxonomy Presentation Linkbase Document XBRL Taxonomy Definition Linkbase Document