Form 10-K
period 2013-12-31
TASER INTERNATIONAL INC
filed 2014-03-10
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the last sales price of the issuer’s common stock on June 28, 2013, which was the last business day of the registrant’s most recently completed second fiscal quarter, as reported by NASDAQ, was $418.5 million

The number of shares of the registrant’s common stock outstanding as of Feb 28, 2014 was 51,872,391.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for its 2014 annual meeting of stockholders to be prepared and filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013 are incorporated by reference into Part III of this Form 10-K.

TASER INTERNATIONAL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

PART I

The statements contained in this report that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things:

•	our intentions about future development efforts and activities, including our intentions to invest in research and development as well as the development of new product and service lines and enhanced features for our existing product and service lines;

•	expectations relating to new product and service introductions;

•	our need and willingness of customers to upgrade and replace existing conducted electrical weapons (“CEW”) units;

•	that we expect legal expenses to decrease in the second half of 2014 and our expected use of the savings arise therefrom;

•	that we may have more sales denominated in foreign currencies in 2014;

•	that we will incur software development costs in 2014 that will be eligible to be capitalized;

•	our intention to increase our investment in the development of sales in the international and law enforcement market;

•	that sales to private citizens will be a steady contributor to our business in 2014;

•	our plans to expand our sales force;

•	that increases in marketing and sales activities will lead to an increase in sales;

•	our belief that the video evidence capture and management market will grow significantly and the reasons thereto;

•	our intentions to continue to pursue the personal security market;

•	our intention to grow direct sales;

•	the sufficiency of our facilities and our strategy to expand manufacturing capacity if needed;

•	that we may lease facilities from parties that specialize in handling and manufacturing of firearm materials;

•	that we will continue to focus on supply chain management;

•	the benefits of our on-officer camera product compared to an on-car camera;

•	that we expect to continue to depend on sales of our X2 and X26P CEW devices;

•	our strategy and plans, and the expected benefits relating thereto, to expand our international sales;

•	that we expect further increases in our trial EVIDENCE.com programs and that these programs will lead to additional sales;

•	our intention to apply for and prosecute our patents;

•	that fixed costs as a percentage of net sales in the EVIDENCE.com & Video segment will decline;

•	that gross margins in the EVIDENCE.com & Video segment will be lower in the near-term;

•	that SG&A expense will remain flat or increase;

•	that research and development expenses will increase in 2014;

•	the timing of the resolution of uncertain tax positions;

•	our intention to hold investments to maturity;

•	the effect of interest rate changes on our annual interest income;

•	that we may engage in currency hedging activities;

•	our intentions concerning, and the effectiveness of, our ongoing marketing efforts through web activities, trial programs, and law enforcement trade shows;

•	the benefits of our CEW products compared to other lethal and less-lethal alternatives;

•	our belief that customers will honor multi-year contracts despite the existence of appropriations (or similar) clauses;

•	our belief that customers will renew their EVIDENCE.com subscriptions at the end of the contractual term;

•	our insulation from competition and our competitive advantage in the weapons business;

•	estimates regarding the size of our target markets and our competitive position in existing markets;

•	the availability of alternative materials and components suppliers;

•	the benefits of the continued automation of our production process;

•	the sufficiency and availability of our liquid assets and capital resources, including financing, to fund new and maintain existing facilities and manufacturing equipment, for research and development and for future investments in markets and products;

•	our financing and growth strategies, including: our decision not to pay dividends, potential joint ventures, mergers and acquisitions, stock repurchases and hedging activities;

•	the safety of our products;

•	our litigation strategy; including the outcome of legal proceedings in which we are currently involved;

•	our ability to maintain secure and consistent customer data access and storage, including the use of third party data storage providers, and the impact of a loss of customer data, a breach of security or an extended outage;

•	our ability to attract and retain the qualified professional services necessary to implement and maintain our video business, both through employment and through other partnership arrangements;

•	the effect of current and future tax strategies;

•	the impact of recently adopted and future accounting standards; and

•	the ultimate resolution of financial statement items requiring critical accounting estimates.

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

TASER International, Inc. owns the following trademarks: ADVANCED TASER, CHECKLOK, TASER, XREP, C2, X2, X3, the bolt on West Hemisphere logo, the bolt on ball logo, the bolt on circle logo, and the bolt within circle logo, all registered in the United States. All other trademarks and service marks including M18, M26, X26, X26C, X26P, AXON, AXON flex, AXON body, Shockwave, TASER CAM and designs belong to TASER International, Inc., except as expressly indicated as belonging to another.

Item 1.	Business

Overview

TASER International, Inc.’s (the “Company” or “TASER” or “we” or “our”) core mission is to protect life and to protect truth through technologies that make communities safer. We are the market leader in the development, manufacture and sale of conducted electrical weapons (“CEWs”) designed for use in law enforcement, military, corrections, private security and personal defense. Since our inception in 1993, we have remained committed to providing solutions to violent confrontation by developing devices with proprietary technology to incapacitate dangerous, combative, or high-risk subjects who pose a risk to law enforcement officers, innocent citizens, or themselves in a manner that is generally recognized as a safer alternative to other uses of force. More recently, to address challenges faced by law enforcement officers post-incident, we have developed a fully integrated hardware and software solution to provide our law enforcement customers the capabilities to capture, store, manage, share and analyze video and other digital evidence.

TASER CEW solutions deliver significant results to our customers and to communities in which they are deployed. Numerous studies show a significant reduction in both officer and suspect injuries with TASER CEW usage. Further, most reporting agencies demonstrate overall decreases in use of force and decreases in suspect and officer injuries resulting from conflict. Reducing uses of force and gaining compliance of the suspect by use of a TASER CEW has provided significant reductions in worker’s compensation expenses and claims for excessive use of force for law enforcement agencies, and ultimately taxpayers.

Our mission to protect life has also been extended to protect truth. Bringing a subject into custody is not the end of the challenge for law enforcement. A significant number of incidents that start as a physical conflict then transition into a legal conflict. Prosecuting and convicting the individual arrested, and responding to excessive use of force allegations, are examples of significant post-incident challenges law enforcement faces on a continual basis, often requiring years and millions of litigation dollars to resolve in the courtroom. Instead, the optimum situation is to prevent the conflict from ever escalating. TASER CEWs and AXON on-officer video have a measured and positive effect on better suspect and officer behavior as well as achieving compliance without escalation of force.

Central to our strategy, we conduct research and develop advanced technologies for both the creation of new, and the enhancement of existing hardware and software products and services. We believe that delivering high-value solutions through our various product platforms is the key to delivering compelling value propositions to meet our customers’ needs and to drive our future growth. We place the highest level of importance on the safety and appropriate use of our products and have established industry leading training services to provide our users a comprehensive overview of the legal, policy, medical and risk mitigation issues relating to our CEWs and the use of force.

Our products are sold directly to law enforcement agencies and through a network of distribution channels we developed for selling and marketing our products and services to law enforcement agencies, primarily in North America, with continuing focus and effort placed on expanding these programs in international, military and other markets. To facilitate sales and provide customer service to our European customers, we established TASER International Europe SE, a wholly owned subsidiary, in 2009.

Segments

The Company’s operations are comprised of two reportable segments; the sale of CEWs, accessories and other products and services (the “TASER Weapons” segment); and the video business, which includes the TASER Cam, AXON Video products and EVIDENCE.com (the “EVIDENCE.com & Video” segment). Within the EVIDENCE.com & Video segment, the Company includes only revenues and costs directly attributable to that segment which include: costs of sales for both products and services, direct labor, selling expense for the segment sales team, segment product management expenses, segment trade shows and related expenses, and research and development for products included in the EVIDENCE.com & Video segment. All other costs are included in the TASER Weapons segment. Further information about our reportable segments and sales by geographic region is included in Footnotes 1(p) and 17 of the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

The benefits of using CEWs in the field have been undeniable and powerful. By some studies, TASER CEWs have prevented death or serious injury more than 118,000 times from the first deployment in 2000 to the end of 2013. In addition to protecting life, the use of these devices instead of other force options has substantially reduced injuries for suspects and officers with substantial liability and workers’ compensation savings to government agencies around the world.

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

	Year	Sales (in millions)			% of Net Sales
CEW Product	Introduced	2013	2012	2011	2013	2012	2011
TASER X26P	2013	$21.9	$—	$—	16%	*	*
TASER X2	2011	26.5	25.8	8.1	19%	23%	9%
TASER X26	2003	30.3	35.2	36.6	22%	32%	41%
TASER M26	1999	0.7	0.5	2.4	*	*	3%

*	less than 1% of net sales

•	TASER X26P - Simple to use one-shot CEW, featuring enhanced data port logs; Integrates with EVIDENCE.com.

•	TASER X2 - Simple to use CEW. Featuring a second shot for instant miss recovery, dual lasers for high accuracy, a power magazine with more than 500 firings, enhanced data port logs and the ability to display a warning arc; Integrates with EVIDENCE.com.

•	TASER X26 - Simple to use one-shot CEW (sales will be discontinued December 31, 2014).

•	TASER M26 - First TASER CEW featuring the NMI capability (discontinued sales to North American law enforcement in 2011).

CEW Product Line Extensions

In addition to our primary CEWs, we have developed more innovative methods to deploy our proprietary NMI technology, increasing the capabilities of our systems and extending the range at which they can be deployed. Our product line extension includes the TASER eXtended Range Electronic Projectile (“XREP”). The XREP is a self-contained, wireless (non-tethered) CEW that deploys from a 12-gauge pump-action shotgun. It delivers an impact distraction to the suspect and a similar NMI bio-effect as our X26 handheld CEW, but can be delivered to a maximum effective range of 100 feet.

Consumer Products

Our primary consumer product for the personal defense market is the TASER C2 CEW that provides the same proven NMI effectiveness as our market leading law enforcement CEWs but in a less intimidating, more compact form at a price point more attractive to private citizens. While the C2 CEW is our primary product for the consumer market, we have developed consumer versions of the X2, M26 and X26 CEWs. In 2013, we introduced the TASER StrikeLight, a handheld stun device, integrated with a high intensity flashlight, at a low price point. Our total consumer products accounted for $4.0 million, $4.6 million and $4.6 million in the years ended December 31, 2013, 2012, and 2011, respectively, which translates to 3%, 4%, and 5% of net sales, respectively.

Cartridges

We manufacture multiple cartridge types for varying ranges and purposes. Types of cartridges include, among others, standard cartridges, Smart cartridges and training cartridges. Smart cartridges communicate with the fire control system within the TASER X2 and X3 indicating the type of cartridge loaded in each bay and its deployment status. Standard cartridges are designed for use within the M26, X26 and X26P CEW systems with unique variations for warm and cold climates, training scenarios, and tactical situations. Training cartridges contain non-conductive wiring, which allows law enforcement, military, and corrections trainers to use the cartridge during training role-playing scenarios. In addition, cartridges may have varying probe sizes, which affect the penetration of clothing.

All of our cartridges, with the exception of the training cartridge, contain numerous colored, confetti-like tags bearing the cartridge’s serial number. These tags, referred to as Anti-Felon Identification tags (“AFIDs”) are scattered when one of our cartridges is deployed. Sellers of our products participate in the AFID program by registering buyers of our cartridges. In many cases, we can use AFIDs to identify the registered owner of cartridges deployed. AFIDs provide an additional level of accountability when using TASER CEW devices.

Individual cartridge sales accounted for approximately $35.7 million, $32.8 million and $25.4 million, or approximately 26%, 29% and 28%, of our net sales for the years ended December 31, 2013, 2012 and 2011, respectively.

Other Accessories

Other accessories include, among other items:

•	a modified battery that shuts down the high voltage output of the CEW after five seconds and contains a built-in speaker alerting the user to the impending shut down; and

•	a modified battery source that features a disabling safety key and wrist strap lanyard designed to secure the device to the officer and is intended to disable the CEW should it be separated from the officer or other peacekeeper.

Video Products

We believe that the video evidence capture and management market will grow significantly in the near future due to several factors including increasing recognition of the benefits of video evidence. The International Association of Chiefs of Police and other law enforcement organizations have endorsed the benefits of video evidence. In addition, a Rialto Police Department study through the University of Cambridge found implementation of TASER video products not only reduced citizen complaints against law enforcement but also significantly reduced the use of force by law enforcement. Additionally, video evidence in law enforcement has the potential to reduce the cost to United States (“U.S.”) taxpayers for payment of law enforcement litigation and claims, which is currently estimated at greater than $2.0 billion per year.

Given our existing long-term relationships with law enforcement agencies as well as our industry-leading video products, we believe we are well positioned to benefit from this growth. Our products can significantly reduce liability risk for individual police officers and for law enforcement agencies by capturing the ‘truth’ of what actually happened in an incident, saving law enforcement agencies significant resources. In addition, our video products work on a stand-alone basis, or seamlessly integrated together, to automate key workflows, including the ingestion of videos recorded into our system, and improve officer efficiency by enabling a reduction in report documentation workload while increasing accuracy and accountability.

AXON

The AXON system was introduced in May 2012 and utilizes advanced audio-video record and capture devices worn by first responders to record video of critical incidents from the visual perspective of the officer. AXON cameras provide the option for officers to use AndroidTM or iOSTM devices to review and tag video evidence, streamlining the evidence transfer process. AXON flex provides complete flexibility in how an officer chooses to wear the device, including an option to deploy as an attachment to Oakley Flak JacketTM eyewear. Thousands of law enforcement officers assisted in the development of AXON flex, making it, we believe, the most customer-driven officer worn camera solution ever produced.

Responding to market feedback, we introduced the AXON body camera in 2013. AXON body is a simple, low-priced body worn camera for law enforcement, designed for customers seeking easy deployment at a lower price-point. The AXON body eliminates the need for the camera to be mounted above the shoulder of the individual and rather hooks into the shirt of the officer at mid-chest level. This camera also eliminates all wires from the wearer’s body.

Both cameras are designed to integrate seamlessly with the Company’s video evidence management system, EVIDENCE.com.

EVIDENCE.com

EVIDENCE.com is a cloud-based digital evidence management system and warehouse, offering digital evidence management, sharing, analysis and storage in a highly secure, easily accessible environment. The service is designed to allow an agency to manage all of its digital evidence in one place, and accommodates video from many sources, including TASER products, digital pictures, fixed cameras, interview rooms, and more. EVIDENCE.com automates key workflows from evidence collection to review, eliminating expensive and manual steps in the production and movement of evidence among law enforcement and legal professionals. Evidence is generally transferred to EVIDENCE.com from AXON products using an Evidence Transfer Manager (“ETM”), also sold by TASER. Interviews and other digital evidence from the field can be quickly and securely uploaded using EVIDENCE Mobile, built for iOS and Android, which was introduced in 2013. Enabling digital evidence collection from EVIDENCE Mobile saves agencies time and money by streamlining the process to manage, ingest and physically process storage media. We believe that cloud and mobile technologies are fundamentally changing the way in which officers connect with each other, the agency and other partners in the law enforcement community. Technology is developing at such a quick rate that it is often not practical or efficient for agencies to keep pace. Utilizing our cloud-based solution allows agencies to rapidly adopt new technology without the cost and complexity of managing the hardware or software in-house, and without the risk of large investments in equipment that could be obsolete in a matter of months or years.

Together, our AXON camera system and EVIDENCE.com, along with EVIDENCE Mobile, are an end-to-end video capture and digital evidence management solution. With the launch of the AXON flex camera system in 2012 and the AXON body in 2013, growth accelerated for AXON and EVIDENCE.com. Bookings by quarter for 2013 and 2012 are as follows:

	Year Ended December 31,		Dollar	Percent
	2013	2012	Change	Change
Q1	$1,387	$352	$1,035	294%
Q2	2,046	451	1,595	354
Q3	5,847	1,318	4,529	344
Q4	5,206	1,671	3,535	212

Total	$14,486	$3,792	$10,694	282

AXON flex, AXON body and EVIDENCE.com bookings is a statistical measure defined as the sales price of orders placed in the relevant fiscal period. Bookings are an indication of the activity the Company is seeing relative to AXON flex, AXON body and EVIDENCE.com.

The Company has deliverables to meet prior to recognizing revenue related to many of the orders. These statistics represent orders and not invoiced sales. Once invoiced, the revenue related to EVIDENCE.com is recognized over the requisite service period of one to five years. Due to municipal government funding rules, certain of the future year amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although TASER has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be completed, if agencies do not appropriate money in future year budgets, or enact a cancellation clause, revenue associated with these bookings will not ultimately be recognized, resulting in a future reduction to bookings.

TASER Cam HD

The TASER Cam HD is a video recording device that captures both video and audio of potential and actual TASER use incidents as an accessory to a TASER CEW. The device can capture video and audio before, during and after a TASER deployment, which provides law enforcement with a greater level of accountability to support their use of TASER devices against a resistant subject. The TASER Cam HD is capable of recording in low light conditions, has a wide field of view, high resolution and color video. A non-audio version of the device is also available for agencies operating in states where legislation prohibits the use of audio recordings. Revenue related to the TASER Cam HD was $4.7 million, $3.1 million and $2.2 million in the years ended December 31, 2013, 2012 and 2011, respectively.

Product Warranties

We generally warranty CEWs, StrikeLight, AXON cameras and ETMs from manufacturing defects on a limited basis for a period of one year after purchase and thereafter, will replace any defective unit for a fee which covers the handling and repair costs and includes a profit. We believe this policy is attractive to customers.

The Company also offers customers the right to purchase extended warranties, which provide additional coverage beyond the limited warranty, ranging from one to five years, offered at specified fees. The sales of extended warranties give customers a level of cost certainty that they would not have without an extended warranty. At December 31, 2013, 2012 and 2011, the balance of deferred revenue was $15.9 million, $10.8 million and $7.2 million under this program, respectively. The revenue associated with the extended warranties will be recognized over the extended warranty period.

Markets

Law Enforcement and Corrections

Our primary target market for both our weapon and video products is federal, state and local law enforcement agencies in the U.S. and throughout the world. In the law enforcement market, more than 17,000 law enforcement agencies in nearly 150 countries have made initial purchases of our TASER brand devices for testing or deployment. Our belief is that in the U.S., approximately one half of all law enforcement patrol officers carry a TASER CEW and internationally, approximately one out of every fifty eligible law enforcement officers carries a TASER CEW.

We continue to educate correctional facility personnel, as well as parole and probation field officers, regarding the benefits of using TASER brand products and we have developed training programs and command staff demonstrations specific to the corrections market. Our TASER devices are deployed in multiple county and state correctional facilities in the U.S.

Military Forces, U.S. and Foreign Allies

TASER CEW devices continue to be deployed in support of key strategic military operations in locations around the world. We continue our focus initiative on supporting our military customers. The former head of the U.S. Military Joint Non-Lethal Weapons Directorate is our Vice President of Government and Military Programs, and we meet regularly with our Senior Executive Advisory Board, comprised of a team of professionals with extensive military, homeland defense and law enforcement experience, with the purpose of advising on business models in support of federal law enforcement and military users.

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

Private Citizen / Personal Protection

Our primary consumer product for personal defense is the TASER C2 personal protection device, a CEW specifically designed for the private citizen market. We have also developed consumer versions of the X2, M26, and X26 CEWs. Further, in 2013 we introduced the StrikeLight, a simple stun device integrated with a high-intensity flashlight. We continue to explore alternatives to generate more consumer sales.

Sales and Marketing

Law enforcement, federal/military and corrections represent our primary target markets. In each of these markets, the decision to purchase TASER CEWs, AXON video products or EVIDENCE.com is normally made by a group of people, including the agency head, municipal information technology departments, the agency’s training staff and agency weapons experts. Depending on the size and cost of the device deployment and local procurement rules and customs, the decision may involve political decision-makers such as city council members or the federal government. The decision-making process can take as little as a few weeks or as long as several years. Although we have focused on three primary markets, we have been able to expand our customer base to hundreds of thousands of end users within these markets. We currently have a presence in more than 17,000 law enforcement agencies.

We have used multiple types of media to communicate the benefits of acquiring and deploying our products. These campaigns have included the development of on-line educational campaigns geared toward law enforcement leaders in the community, web and print advertisements in law enforcement publications, the use of training classes conducted around the world, and more recently, in the case of the TASER X2 and X26P, an integrated online media launch including trade-in programs on used TASER devices. During the first quarter of 2014, we will host a technology summit at our Scottsdale headquarters during which our employees, customers and potential customers will conduct forums to discuss, educate and promote the benefits of cloud computing and wearable technology. A similar event was held in 2013. We also target key regional and national law enforcement trade shows where we can demonstrate our products to leading departments. In 2013, we attended and exhibited at many of the major regional, national and international law enforcement trade shows. We also held our annual TASER Conference as part of our certified master instructor school, the continued focus of which was to train the officers in the use of all of the latest CEWs and other new products.

TASER maintains a corporate website for TASER.com and a website for EVIDENCE.com designed to deliver benefit-driven messages and to drive follow up by TASER or one of our distribution partners. We also maintain foreign-language sites for non-English speakers around the world, including French, Portuguese, German and Spanish, with the same goals to provide information and education on our products and services in a local language. We plan to continue investment in web activities and law enforcement trade shows and conferences in 2014, as it provides us the ability to market our products to our target audience. We believe these types of activities accelerate penetration of our TASER product lines in each market, which should lead to increased visibility in both the private security and private citizen markets and reinforce the value of these devices for self-defense.

U.S. Distribution

The Company sells directly to law enforcement agencies in the U.S. as well as through a distribution network. In addition, we have one U.S. military and federal government contracting distributor. Distributors are selected based upon their reputation within their respective industries, their contacts and their distribution network. Our regional sales managers work closely with the distributors in their territory to inform and educate the law enforcement communities. We continue to monitor our law enforcement distributors closely to help ensure that our service standards are achieved. Where appropriate, we intend to grow our direct sales over time. Distributors often allow us to penetrate regions at lower fixed costs; however, direct sales allow us greater control over the customer relationship.

Sales in the private citizen market are primarily made through our commercial distributors and our website. We have implemented a variety of marketing initiatives to support sales of our consumer products, with a focus on web, public relations and consumer trade shows. We have consulted with professional digital media and public relations professionals to assist us in media and press events, and editorial placements along with attending numerous tradeshows specifically to target the consumer market.

International Distribution

We market and distribute our products to foreign markets primarily through a network of distributors. For geographical and cultural reasons, our distributors usually have a territory defined by their country’s borders. These distributors market both our law enforcement, military, and corrections products, and our consumer products where allowed by law.

Our distributors work with local law enforcement, military and corrections agencies in the same manner as our domestic market distributors. For example, they may perform demonstrations, attend industry tradeshows, maintain country specific websites, engage in print advertising and arrange training classes.

Training Programs

Most law enforcement, military, security and corrections agencies will not purchase new weapons until a training program is in place to instruct and certify personnel in their proper use. TASER maintains a robust training program and conducts a variety of classes valuable to the users of our products. Attendance at our courses generally requires a fee which varies depending upon course content. For the years ended December 31, 2013, 2012 and 2011, training revenue was $1.9 million, $2.2 million and $2.1 million, respectively.

To coordinate the growing demands of our training programs, we created a Training Advisory Board. This board annually reviews the qualifications of the master instructors, and provides retraining or certification as required. In addition, the Training Advisory Board oversees the trainers and curriculum to ensure that new information is properly communicated and implemented. We also created the designation of Senior Master Instructor whose primary duties are to perform quality control checks on Master Instructors during instructor courses and to help instruct at the Master Instructor School. As of December 31, 2013, 26 experienced individuals hold the designation of Senior Master Instructors based on their exemplary performance as Master Instructors.

CEW Courses Offered:

•	Instructor Training: An approximately 20 hour class that certifies law enforcement, military, corrections and security agency trainers as Instructors in the use of TASER CEWs.

•	Master Instructor School: Attendees that successfully complete this course become certified as Master Instructors. Master Instructors are independent professional trainers, serve as local area TASER experts, and assist in conducting TASER demonstrations at other police departments within their regions. As of December 31, 2013, 809 individuals hold current certifications as Master Instructors.

•	CEW User Training: A 4 hour on-line course is available to law enforcement, military and security personnel that satisfy the classroom and knowledge assessment portions of the user certification course. Agency instructors must still put students through a series of drills and hands-on exercises.

•	TASER Technical Solutions and Investigations Course: The purpose of this course is to train agencies on the proper care and preventative maintenance of TASER devices and to train those who are responsible for investigating crime scenes and use of force events.

•	TASER Use of Force, Risk Management and Legal Strategies Seminar: The purpose of this course is to educate law enforcement executives, risk managers, and legal and medical advisors on topics relevant to TASER CEWs.

•	Private Citizen Training: In 2011, we launched a new online training course for consumer instructors. This course focuses on non-law enforcement private self-defense training schools that have expressed a desire to include TASER consumer products in their courses.

Video Systems Courses Offered:

With the release of the AXON flex on-officer audio and video recording system in 2012, we developed new courses and incorporated the AXON cameras as an integral part of all CEW Instructor and Master Instructor courses.

•	AXON User and Instructor training: This training is provided to agencies that purchase AXON units either for deployment or for a test and evaluation.

•	Digital Evidence Management Course: Designed to educate information technology personnel and those who will be administrators of EVIDENCE.com accounts. This course covers cloud computing, data security, best practices in on-officer video, legal issues, and set up and management of EVIDENCE.com.

Manufacturing

We perform light manufacturing, final assembly, and final test operations at our headquarters in Scottsdale, Arizona, and own substantially all of the equipment required to develop, prototype, manufacture and assemble our finished products. This includes critical injection molds, schematics, automation equipment, test equipment and prototypes utilized by our supply chain for the conversion of raw materials into sub-assemblies. We have implemented lean/six sigma methodologies to optimize all direct and indirect resources within the organization, which has helped boost capacity for existing products, as well as provide flexibility to accommodate production of new TASER product introductions. We are currently operating a single production shift; however, other capacity options, including the use of multiple shifts, will be considered should we experience higher demand resulting from large orders of legacy or new product releases. We continue to maintain our ISO 9001 certification.

Our XREP product is considered a firearm due to the propellant used to launch the projectile from the device. We have a Class 7 Federal Firearms license to manufacture, store and sell XREP and related products. We have previously, and may again in the future, leased facilities from a local third party who specializes in defense products and provides facilities, ensuring compliance to required firearm and dangerous good standards.

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

Supply chain management has been, and will continue to be, a focus of ours. We presently purchase completed printed circuit board assemblies and components primarily from suppliers located in the U.S., along with selective strategic relationships internationally. Although we currently obtain plastic components from an outside supplier base, we own all the designs and tooling. We believe there are readily available qualified alternative suppliers in most cases who can consistently meet our needs for these components. We continue to develop and implement policies to mitigate supply chain risk and ensure continuity of supply, while maintaining efficiencies at all levels within the organization.

Competition

Law Enforcement, Corrections and Private Security Markets

Law enforcement customers partner with TASER for the long-term. The primary competitive factors in the law enforcement and corrections market include a weapon’s accuracy, effectiveness, safety, cost, ease of use and an exceptional customer experience. Stinger Systems introduced an electronic device in 2007 to compete with the TASER X26; however, they had limited success before going out of business in 2010. Stinger Systems subsequently sold its assets to Karbon Arms. We are not aware of any significant sales to date by Karbon Arms. We were granted summary judgment in a patent infringement claim against Stinger Systems and an injunction was issued against Stinger Systems in August 2010. In July of 2011, we filed a complaint against Karbon Arms, LLC for infringement of U.S. patent numbers 7,800,855 and 7,782,592 in U.S. District Court for the District of Delaware seeking damages, injunctive relief and an award of attorney’s fees. Karbon Arms filed a counter suit on July 18, 2011, alleging invalidity and non-infringement of four of TASER’s patents, tortuous interference with prospective contractual relations and for false advertising under the Lanham Act. In January 2014, TASER and Karbon Arms agreed to a permanent injunction against Karbon Arms after it was decreed that Karbon Arms infringed on the aforementioned patents. The permanent injunction restrains and enjoins Karbon Arms and its current and former officers, agents, directors, employees, and affiliates and those persons in participation with them who received actual notice of the injunction from making, using, offering to sell or selling the Karbon Arms MPID and MPID-C or supplying a substantial portion of the components that are used in the Karbon Arms devices. We believe that our strong relationship with our customers, our large installed base of products, the significant amount of medical and safety testing already performed on our products, our world-class customer service and other support we provide to customers provides us with a strong competitive advantage. In some international markets, our CEWs face local competition.

We also believe our CEWs compete indirectly with a variety of other non-lethal alternatives. These alternatives include, but are not limited to, pepper spray, batons and impact weapons sold by companies such as Defense Technology. We believe our TASER brand devices’ advanced technology, versatility, portability, effectiveness, built-in accountability systems, and low injury rate enable us to compete effectively against these other less-lethal alternatives.

Military Market

In the military markets, both in the U.S. and abroad, a wide variety of weapon systems are utilized to accomplish the mission at hand. CEWs have gained increased acceptance as a result of the policing role of military personnel in the conflicts in both Iraq and Afghanistan. There has also been an increased awareness of the use of non-lethal weapons as a way to preserve human intelligence. TASER CEWs give our armed forces a means to capture or immobilize targets without using lethal force. We are the only supplier providing CEWs to these military agencies. However, there is indirect competition from pepper spray, batons and impact weapons sold by companies such as Defense Technology.

Private Citizen Market

CEWs have gained limited acceptance in the private citizen market. These devices primarily compete with guns, but also with other less lethal weapons such as chemical spray. The primary competitive factors in the private citizen market include a weapon’s cost, effectiveness, safety and ease of use.

Video Evidence Market

The video evidence capture and management market segment is a highly fragmented and competitive market amongst companies. In the video evidence capture market segment, there are existing companies with an established presence. Continued evolution in the industry and technology shifts are creating opportunities for both established and new competitors. Key competitive factors include: product performance; product features; product quality and warranty; total cost of ownership; data and information work flows; company reputation and financial strength; and relationship with customers. We believe our AXON products, which place the camera directly on-officer at a much lower total cost of ownership than a traditional in-car camera, overcome some of the inherent limitations of an in-car system. We believe that placing the camera on the officer creates a paradigm shift that will ultimately overtake the majority of the in-car camera market.

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

Regulation

U.S. Regulation

The majority of TASER weapons, as well as the cartridges used by these devices, are subject to regulations; however, most are not considered to be a “firearm” by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives. The TASER XREP does use a propellant system which falls under the definition of a “firearm” and is, therefore, subject to federal firearms-related regulations. Many states have regulations restricting the sale and use of stun guns, hand-held shock devices and electronic weapons. We believe existing stun gun laws and regulations apply to our devices.

In many cases, the law enforcement and corrections market is subject to different regulations than the private citizen market. Where different regulations exist, we assume the regulations affecting the private citizen market also apply to the private security markets, except as the applicable regulations otherwise specifically provide.

As of December 31, 2013, the possession of stun guns by the general public, including TASER CEWs, is prohibited in six states: District of Columbia, Hawaii, Massachusetts, New Jersey, New York, and Rhode Island. Some cities and municipalities also prohibit private citizen possession or use of our products.

We are also subject to environmental laws and regulations, including restrictions on the presence of certain substances in electronic products. Reference is made to Section 1A, Risk Factors under the heading “Environmental laws and regulations subject us to a number of risks and could result in significant liabilities and costs”.

EVIDENCE.com is subject to government regulation of the internet in many areas, including telecommunications, data protection, user privacy and online content.

U.S. Export Regulation

CEWs are considered a crime control product by the U.S. government. Accordingly, the export of our devices is regulated under export administration regulations. As a result, we must obtain export licenses from the Department of Commerce for all shipments to foreign countries other than Canada. Most of our requests for export licenses have been granted, and the need to obtain these licenses has not caused a material delay in our shipments. Export regulations also prohibit the further shipment of our products from foreign markets in which we hold a valid export license to foreign markets in which we do not hold an export license for our products.

The Department of Commerce restricts the export of technology used in our CEWs. These regulations apply to both the technology incorporated in our CEW systems and to the processes used to produce them. The technology export regulations do not apply to production that takes place within the U.S. but is applicable to some sub-assemblies and controlled items manufactured outside the U.S.

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

Intellectual Property

We protect our intellectual property with U.S. and foreign patents and trademarks. Our patents and pending patent applications relate to technology used by us in connection with our products. We also rely on international treaties, organizations and foreign laws to protect our intellectual property. As of December 31, 2013, we hold 85 U.S. patents and 82 foreign patents and also have numerous patents and trademarks pending. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as the commercial significance of our operations and our competitors’ operations in particular countries and regions, our strategic technology or product directions in different countries and the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions.

Confidentiality agreements are used with employees, consultants and key suppliers to help ensure the confidentiality of our trade secrets.

TASER has the exclusive rights to many internet domain names primarily including ‘TASER.com’ and ‘EVIDENCE.com.’

Research and Development

Our research and development initiatives focus on next generation technology. Internally funded research has been primarily focused on improvements to existing TASER products, or the development of new applications for TASER technology that we believe generally will have broad market appeal. Our investment in internally funded research and development totaled $9.9 million, $8.1 million and $10.0 million in 2013, 2012, and 2011, respectively.

In the fourth quarter of 2013, we announced the acquisition of Familiar, Inc. The Familiar team of application developers will conduct research and development initiatives for cloud applications and mobile technologies in law enforcement, focused specifically on new revenue opportunities that align with the EVIDENCE.com platform strategy. The Company plans to continue to invest in additional research and development within the EVIDENCE.com & Video segment with a focus on continuous improvement, additional functionality for existing products and next generation product lines.

Within the TASER Weapons segment, current research and development initiatives include bio-medical research and electrical, mechanical and software engineering. We expect that future CEW development projects will focus on extending the range, improving the functionality and developing new delivery options for our products.

Our return on investment is intended to be realized over the long term, although new systems and technologies often can have a more immediate impact on our business.

Employees

As of December 31, 2013, we had 379 full-time employees and 106 temporary employees. The breakdown of our full-time employees by department is as follows: 146 direct manufacturing employees and 233 administrative and manufacturing support employees. Of the 233 administrative and manufacturing support employees, 81 were involved in sales, marketing, communications and training. Of the 106 temporary employees, more than 92% worked in direct manufacturing roles. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

In the years ended December 31, 2013, 2012 and 2011, we derived our revenues predominantly from sales of TASER CEW brand devices and related cartridges, and expect to depend on sales of these products for the foreseeable future. We are seeing a large number of customers upgrade their devices to the X2 or the new X26P device, which we introduced in 2011 and 2013, respectively. This is a trend we expect to continue. A decrease in the prices of, or demand for these products, or their failure to maintain broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.

The success of our EVIDENCE.com Software-as-a-Service (“SaaS”) delivery model is materially dependent on acceptance of this business model by our law enforcement customers. Delayed or lengthy time to adoption by law enforcement agencies will negatively impact our sales and profitability.

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

The technology associated with law enforcement devices is receiving significant attention and is rapidly evolving. While we have patent protection in key areas of our CEW, video and SaaS technology, it is possible that new technology may result in competing products that operate outside our patents and could present significant competition for our products which could adversely affect our revenue.

Defects in our products could reduce demand for our products and result in a loss of sales, delay in market acceptance and damage to our reputation.

Complex components and assemblies used in our products may contain undetected defects that are subsequently discovered at any point in the life of the product. Defects in our products may result in a loss of sales, delay in market acceptance and damage to our reputation and increased warranty costs, which could have a material adverse effect on profitability and financial condition.

If our security measures are breached and unauthorized access is obtained to customers’ data or our data, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. We devote significant resources to engineer secure products and ensure security vulnerabilities are mitigated. Despite these efforts, security measures may be breached as a result of third-party action, employee error, and malfeasance or otherwise. Breaches could occur during transfer of data to data centers or at any time, and result in unauthorized access to our data or our customers’ data. Third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data or our customers’ data. Additionally, hackers may develop and deploy viruses, worms, and other malicious software programs that attack or gain access to our networks and data centers. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, lead to legal liability and negatively impact our future sales.

Interruptions or delays in service from our third-party cloud storage providers for our EVIDENCE.com service, or the loss or corruption of digitally stored evidence, would impair the delivery of our service and harm our business.

We currently serve our EVIDENCE.com customers from third-party cloud storage providers based in the U.S. and other countries. Interruptions in our service, or loss or corruption of digital evidence, may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

Most of our end-user customers are subject to budgetary and political constraints that may delay or prevent sales.

Most of our end-user customers are government agencies. These agencies often do not set their own budgets and therefore, have limited control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. As a result, even if an agency wants to acquire our products, it may be unable to purchase them due to budgetary or political constraints, particularly in challenging economic environments. Currently, many governmental agencies are continuing to experience severe budgetary constraints. There can be no assurance that the economic and budgeting issues will not worsen and adversely impact sales of our products. Some government agency orders may also be canceled or substantially delayed due to budgetary, political or other scheduling delays which frequently occur in connection with the acquisition of products by such agencies and such cancellations may accelerate or be more severe than we have experienced historically as a result of the current economic environment.

Due to municipal government funding rules, certain of our contracts are subject to appropriation (or similar) clauses, which could allow our customers to cancel contracts in the future.

Although TASER has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be completed, if agencies do not appropriate money in future year budgets, or if other cancellation clauses are invoked, revenue associated with these bookings will not ultimately be recognized, and result in a reduction to bookings.

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

SaaS revenue for EVIDENCE.com is recognized over the terms of the contracts, which may be several years, and, as such, trends in new business may not be immediately reflected in our operating results.

Our SaaS product revenue is generally recognized ratably over the terms of the contracts, which generally range from one to five years. As a result, most of the SaaS revenue we report each quarter is the result of agreements entered into during previous quarters. Consequently, current positive or negative trends in this portion of our business may not be reflected in our revenue results for several periods.

We may face personal injury, wrongful death and other liability claims that harm our reputation and adversely affect our sales and financial condition.

Our CEW products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. Our CEW products may be associated with these injuries. A person, or the family members of a person, injured in a confrontation or otherwise in connection with the use of our products may bring legal action against us to recover damages on the basis of theories including wrongful death, personal injury, negligent design, defective product or inadequate warning. We are currently subject to a number of such lawsuits and we have recently been subject to significant adverse judgments and settlements. We may also be subject to lawsuits involving allegations of misuse of our products. If successful, wrongful death, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition and could result in negative publicity about our products. Although we carry product liability insurance, we do incur significant legal expenses within our self-insured retention in defending these lawsuits and significant litigation could also result in a diversion of management’s attention and resources, negative publicity and a potential award of monetary damages in excess of our insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that our existing or any future litigation will not have a material adverse effect on our revenues, our financial condition or financial results.

Other litigation may subject us to significant litigation costs and judgments and divert management attention from our business.

We have been or could be in the future involved in numerous other litigation matters relating to our products, including litigation against persons who we believe have infringed on our intellectual property, litigation against a competitor and litigation with a former distributor. Such matters have resulted, and are expected to continue to result in, substantial costs to us and some diversion of our management’s attention, which could adversely affect our business, financial condition or operating results. There is also a risk of adverse judgments, as the outcome of litigation is inherently uncertain.

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

Government regulations applied to our CEW products may affect our markets for and sales of these products.

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

Federal regulation of sales in the U.S.: With the exceptions of the TASER XREP, our CEWs are not firearms regulated by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, but our consumer products are regulated by the U.S. Consumer Product Safety Commission. Although there are currently no Federal laws restricting sales of our core CEW products in the U.S., future Federal regulation could adversely affect sales of our products.

Federal regulation of international sales: Our CEW devices are considered a “crime control” product by the U.S. Department of Commerce (“DOC”) for export directly from the U.S. Consequently, we must obtain an export license from the DOC for the export of our CEW devices from the U.S. other than to Canada. In addition, certain of our camera and software products require classifications from the DOC before they may be shipped internationally. Our inability to obtain DOC export licenses or classifications on a timely basis for sales of our products to our international customers could significantly and adversely affect our international sales.

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

Foreign regulation: Certain foreign jurisdictions prohibit the importation, sale, possession or use of CEWs, limiting our international sales opportunities.

We face unique regulatory and political challenges presented by international markets.

Our international business, including any expansion in new international markets, may be adversely affected by local laws and customs and U.S. laws applicable to foreign operations, including the Foreign Corrupt Practices Act.

Risks inherent in international operations also include, among others:

•	Foreign countries could change laws and regulations, change tax structures, or impose currency restrictions and other restraints;

•	Risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance;

•	Political changes and economic crises may lead to changes in the business environment in which we operate;

•	Local distributors of our products may not comply with existing laws and regulations;

•	Some countries impose burdensome tariffs and quotas; and

•	Economic sanctions may be imposed on some countries, which could disrupt the markets for products we sell, even if we do not sell in the target country.

Environmental laws and regulations subject us to a number of risks and could result in significant liabilities and costs.

We are subject to various state, federal and international laws and regulations governing the environment, including restricting the presence of certain substances in our products and making producers for those products financially responsible for the collection, treatment, recycling and disposal. Environmental legislation within the European Union (“EU”) may increase our cost of doing business internationally and impact our revenues from EU countries as we comply with and implement these requirements.

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

In August 2012, the SEC adopted new requirements for companies that use certain minerals and metals, known as “conflict minerals,” in their products, whether or not these products are manufactured by third parties. These requirements will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. In addition, these new requirements could adversely affect the sourcing, availability and pricing of minerals used in our products. Because our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such an event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict-free.

Our dependence on third-party suppliers for key components of our devices could delay shipment of our products and reduce our sales.

We depend on certain domestic and foreign suppliers for the delivery of components used in the assembly of our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or sub-assemblies and reduced control over pricing and timing of delivery of components and sub-assemblies. Specifically, we depend on suppliers of sub-assemblies, machined parts, injection molded plastic parts, printed circuit boards, custom wire fabrications and other miscellaneous customer parts for our products. We do not have long-term agreements with any of our suppliers and there is no guarantee that supply will not be interrupted. Due to changes imposed for imports of foreign products into the U.S., as well as potential port closures and delays created by terrorist attacks or threats, public health issues or national disasters, we are exposed to risk of delays caused by freight carriers or customs clearance issues for our imported parts. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition.

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

A significant number of our raw materials are comprised of petroleum-based products, or incur some form of landed cost associated with transporting the raw materials or components to our facility. A significant rise in oil prices could adversely impact our ability to sustain current gross margins by increasing component pricing.

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

Our distribution strategy is to pursue sales through multiple channels with an emphasis on independent distributors and direct sales. Our inability to establish relationships with and retain law enforcement equipment distributors, who we believe can successfully sell our products, would adversely affect our sales. In addition, our arrangements with our distributors are generally short-term. We are also focusing on direct sales to larger agencies through our regional sales managers and our inability to grow sales to these agencies in this manner could adversely affect our sales. If we do not competitively price our products, meet the requirements of our distributors or end-users, provide adequate marketing support, or comply with the terms of our distribution arrangements, our distributors may fail to aggressively market our products or may terminate their relationships with us. These developments would likely have a material adverse effect on our sales. Our reliance on the sales of our products by others also makes it more difficult to predict our revenues, cash flow and operating results.

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

We may consider additional acquisitions or joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we don’t realize a satisfactory return on our investment, or that we experience difficulty in the integration or coordination of new employees, business systems, and technology, or there is a diversion of management’s attention from our other businesses. These events could harm our operating results or financial condition.

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

The Company’s financial performance is subject to risks associated with changes in the value of the U.S. dollar versus local currencies.

For current and potential foreign customers whose contracts are denominated in U.S. dollars, the relative change in currency values creates fluctuations in our product pricing. These changes in foreign end-user costs may result in lost orders and reduce the competitiveness of our products in certain foreign markets.

For non U.S. dollar denominated sales, weakening of foreign currencies relative to the U.S. dollar generally leads the Company to raise international pricing, potentially reducing demand for the Company’s products. Should the Company decide not to raise local prices to fully offset the dollar’s strengthening, or at all, the U.S. dollar value of the Company’s foreign currency denominated sales and earnings would be adversely affected. The Company does not currently engage in hedging activities. Fluctuations in foreign currency could result in a change in the U.S. dollar value of our foreign denominated assets and liabilities including accounts receivable. Therefore, the U.S. dollar equivalent collected on a given sales could be less than the amount invoiced causing the sales to be less profitable than contemplated.

We also import selected components which are used in the manufacturing of some of our products. Although our purchase orders are generally in U.S. dollars, weakness in the U.S. dollar could lead to price increases for the components.

We maintain all of our cash balances, some of which are not insured, at three depository institutions.

We maintain the majority of our cash accounts at three depository institutions. As of December 31, 2013, our aggregate balances in such accounts were $42.3 million. The Company’s balances with these institutions regularly exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits.

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

Our corporate headquarters and manufacturing facilities are based in a 100,000 square foot facility in Scottsdale, Arizona, which we own. We also lease premises in Bellevue, Washington; Santa Barbara, California; Topsfield, Massachusetts; Rio de Janeiro, Brazil; and Frankfurt, Germany. We believe our existing facilities are well maintained and in good operating condition. We also believe we have adequate manufacturing capacity for our existing product lines for the foreseeable future. To the extent that we introduce new products in the future, we will likely need to acquire additional facilities to locate the associated production lines. However, we believe we can acquire or lease such facilities on reasonable terms. The Company continues to make investments in capital equipment as needed to meet anticipated demand for its products.

Item 3.	Legal Proceedings

See discussion of litigation in Note 9(c) to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which discussion is incorporated by reference herein.

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

	High	Low
Year Ended December 31, 2013:
First quarter	$9.80	$6.70
Second quarter	9.79	7.24
Third quarter	15.30	8.43
Fourth quarter	18.52	13.45

	High	Low
Year Ended December 31, 2012:
First quarter	$5.34	$3.98
Second quarter	5.58	3.96
Third quarter	6.40	4.60
Fourth quarter	9.26	5.75

Holders

As of December 31, 2013, there were 318 holders of record of our common stock.

Dividends

To date, we have not declared or paid cash dividends on our common stock. We do not intend to pay cash dividends in the foreseeable future and our revolving line of credit prohibits the payment of cash dividends.

Issuer Purchases of Equity Securities

On February 25, 2013, the Company’s board of directors authorized a stock repurchase program to acquire up to $25.0 million of the Company’s outstanding stock subject to stock market conditions and corporate considerations. During the six months ended June 30, 2013, we purchased 3,048,966 common shares under this program for a total cost of $25.0 million, or a weighted average cost of $8.20 per share. The buyback was completed as of June 30, 2013. There were no repurchases of our stock by us or on our behalf during the three months ended September 30, 2013 or December 31, 2013.

Stock Performance Graph

The following stock performance graph compares the performance of our common stock to the NASDAQ Stock Market (U.S.) and the Russell 3000 Index. The graph covers the period from December 31, 2008 to December 31, 2013. The graph assumes that the value of the investment in our stock and in each index was $100 at December 31, 2008, and that all dividends were reinvested. We do not pay dividends on our common stock.

	2008	2009	2010	2011	2012	2013
TASER International, Inc	$100.00	$82.95	$89.02	$96.97	$169.32	$300.76
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
Russell 3000	100.00	128.34	150.07	151.61	176.49	235.71

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statement of operations data for the years ended December 31, 2013, 2012 and 2011, and the balance sheet data as of December 31, 2013 and 2012, have been derived from, and should be read in conjunction with, our audited consolidated financial statements and the notes thereto included herein. The statement of operations data for the years ended December 31, 2010 and 2009, and the balance sheet data as of December 31, 2011, 2010 and 2009, is derived from our audited consolidated financial statements and the notes thereto which are not included in this Annual Report on Form 10-K. Dollars are in thousands, except per share amounts.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Net sales	$137,831	$114,753	$90,028	$86,930	$104,251
Cost of products sold and services delivered	51,988	47,038	41,753	41,563	40,849
Excess inventory charges	—	—	3,746	—	—

Gross margin	85,843	67,715	44,529	45,367	63,402

Sales, general and administrative expenses	46,584	39,086	38,001	39,022	43,479
Research and development expenses	9,888	8,139	9,989	11,412	20,002
Litigation judgments (recoveries)	1,450	(2,200)	3,301	—	—
Loss on impairment	—	—	1,354	—	—
(Gain) loss on write down / disposal of property and equipment, net	(27)	161	2,800	73	—

Income (loss) from operations	27,948	22,529	(10,916)	(5,140)	(79)
Interest and other income, net	86	83	1,287	26	170

Income (loss) before provision (benefit) for income taxes	28,034	22,612	(9,629)	(5,114)	91
Provision (benefit) for income taxes	9,790	7,874	(2,589)	(730)	92

Net income (loss)	$18,244	$14,738	$(7,040)	$(4,384)	$(1)

Net income (loss) per common and common equivalent shares:
Basic	$0.35	$0.27	$(0.12)	$(0.07)	$(0.00)
Diluted	$0.34	$0.27	$(0.12)	$(0.07)	$(0.00)
Weighted average number of common and common equivalent shares outstanding:
Basic	51,880	53,827	59,436	62,524	61,920
Diluted	54,152	54,723	59,436	62,524	61,920

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Working capital	$74,338	$60,944	$45,845	$70,378	$72,100
Total assets	148,382	116,236	104,963	136,187	138,426
Total current liabilities	23,129	18,109	15,888	11,948	13,785
Total long-term debt and capital leases	67	103	—	—	—
Total stockholders’ equity	108,347	87,285	82,456	117,564	117,701

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview and Key Strategic Initiatives

Our core mission is to protect life and to protect truth through technologies that make communities safer. We are a market leader in the development and manufacture of advanced conducted electrical weapons (“CEWs”) designed for use in law enforcement, federal, military, corrections, private security and personal defense. More recently, to address challenges faced by law enforcement officers post-incident, we have developed a fully integrated hardware and software solution to provide our law enforcement customers the capabilities to capture, store, manage, share and analyze video and other digital evidence.

Technological innovation is the foundation for our long-term growth and we intend to maintain our commitment to the research and development of our technology for both new and existing products that further our mission. At the same time we have established industry leading training services to provide our users a comprehensive overview of legal, policy, medical and risk mitigation issues relating to our CEWs and the use of force. We have built a network of distribution channels for selling and marketing our products and services to law enforcement agencies, primarily in North America, with ongoing focus and effort placed on expanding these programs in international, military and other markets. Over 17,000 law enforcement agencies in nearly 150 countries have made initial purchases of our TASER brand devices for testing or deployment. To date, we do not know of any significant sales of any competing CEW products.

Our key strategic initiatives include:

•	Continue investment in development of innovative new products, which both complement and add to our existing platforms. In January 2013 we introduced the next generation of single shot CEW hardware, the TASER X26P. Our research and development efforts in 2013 were primarily focused on the launch of AXON body, as well as refining our EVIDENCE.com services.

We believe that the video evidence capture and management market will grow significantly in the near future due to several factors, including increasing recognition of the benefits of video evidence. In 2014 we expect to devote significant resources, some of which we expect to meet the criteria for software capitalization, towards both the development of the next revenue generating product for our EVIDENCE.com & Video segment, and additional functionality for our existing SaaS. To that end, we acquired Familiar, Inc. in the fourth quarter of 2013. Familiar’s employees include application developers experienced in cloud applications and mobile technology.

•	Increase market penetration in both international and U.S. law enforcement markets:

Internationally, there is a very significant portion of the market where officers do not carry CEWs or on-officer video devices. We believe there is substantial opportunity for more widespread adoption of CEWs in foreign countries. In recent years, we have seen international markets become increasingly attractive and we seek to maintain that trend as we demonstrate the benefits of large-scale adoptions of our CEWs, using countries such as the United Kingdom and Australia as benchmarks of successful programs. We have also decided to make focused investments in France and Brazil as we see considerable opportunity for increased sales in those regions. Because the sales cycle to sell into a new international market can be as long as 18 to 24 months, it is important that we continue to develop our pipeline in terms of both the number and size of opportunities.

In the U.S., our focus is on driving deeper penetration into law enforcement agencies that do not have a CEW or on-officer camera on every officer.

•	Focus on increasing bookings and brand awareness for EVIDENCE.com and AXON cameras. We have expanded our EVIDENCE.com & Video sales team from 7 at the end of 2012 to 14 full-time salespeople at the end of 2013, the majority of which were added during the fourth quarter of 2013. We expect the additional salesforce to generate increased bookings in 2014, largely in the second half of the year. In addition, during 2014, we expect to increase our concerted efforts begun in 2013 to promote the awareness of the benefits of digital evidence management in general, and EVIDENCE.com specifically, throughout the law enforcement community. During the first quarter of 2014, we will host a technology summit at our Scottsdale headquarters during which our employees, customers and potential customers will conduct forums to discuss, educate and promote the benefits of cloud computing and wearable technology. We expect additional efforts will encompass tradeshows, interaction with trade associations (such as the International Association of Chiefs of Police), and other promotional activities.

Included in our strategy to demonstrate the benefits of EVIDENCE.com, we have optional test and evaluation periods of the product on-site with customers. We experienced increasing volumes of trial programs in 2013 and believe these trial programs are the best way for our customers to see the powerful capabilities, benefits and compelling value proposition of our technology. We anticipate further increases in these trial programs in 2014, ultimately leading to increased sales. As market acceptance grows, we anticipate fewer and/or shorter trial programs will be necessary to capture sales.

•	Focus on the significant opportunity of re-selling into our existing large installed base of law enforcement customers in the U.S. TASER CEWs are sophisticated electronic devices that are regularly subjected to the harsh environment of law enforcement, security and the military. We design and manufacture our CEWs to be as robust as we can make them. However, these electronic systems are dropped, used in violent confrontations, and exposed to extreme heat, cold, rain and dust, all of which contribute to expected general wear and tear. We believe there are a significant number of our customers that recognize the need to consider either a model upgrade, or replacement CEWs to refresh the aging profile of the CEWs they have in field use. In addition, the X26P and X2 CEWs have a number of advanced features that we think will be beneficial to our customers.

•	Further develop our presence in federal government and military markets. We intend to continue to place emphasis on supporting our military customers through our team of professionals with extensive military, homeland defense and law enforcement experience. The primary focus of this team is to support military use for our existing hardware as well as increase technology development through contracted support.

•	Focus on the opportunity for EVIDENCE.com contract renewals with the goal of having all of our customers utilizing EVIDENCE.com renew their subscriptions at the end of their contractual terms. We employ various programs and efforts to secure renewals of existing customers.

•	Focus on maintaining incremental sales channels and methods including a municipal leasing program (the TASER Protection Plan), long-term service plans and a dedicated telesales team to drive sales growth.

•	Continued application for patents and intellectual property rights, both in the U.S. and internationally, to protect key technology in our products and further attempt to protect and maintain our competitive position.

•	Continued aggressive litigation defense to protect our brand equity. We maintain a team of world class medical experts and internal legal resources to provide an efficient means of defending the Company against product liability claims.

Results of Operations

The following table presents data from our statements of operations as well as the percentage relationship to total net revenues of items included in our statements of operations (dollars in thousands):

	Year Ended December 31,
	2013		2012		2011
Net sales	$137,831	100.0%	$114,753	100.0%	$90,028	100.0%
Cost of products sold and services delivered	51,988	37.7	47,038	41.0	41,753	46.4
Excess inventory charges	—	—	—	—	3,746	4.2

Gross margin	85,843	62.3	67,715	59.0	44,529	49.5

Operating expenses:
Sales, general and administrative	46,584	33.8	39,086	34.1	38,001	42.2
Research and development	9,888	7.2	8,139	7.1	9,989	11.1
Litigation judgments (recoveries)	1,450	1.1	(2,200)	(1.9)	3,301	3.7
Loss on impairment	—	—	—	—	1,354	1.5
(Gain) loss on write down / disposal of property and equipment, net	(27)	(0.0)	161	0.1	2,800	3.1

Total operating expenses	57,895	42.0	45,186	39.4	55,445	61.6

Income (loss) from operations	27,948	20.3	22,529	19.6	(10,916)	(12.1)
Interest and other income, net	86	0.1	83	0.1	1,287	1.4

Income (loss) before provision (benefit) for income taxes	28,034	20.3	22,612	19.7	(9,629)	(10.7)
Provision (benefit) for income taxes	9,790	7.1	7,874	6.9	(2,589)	(2.9)

Net income (loss)	$18,244	13.2%	$14,738	12.8%	$(7,040)	(7.8)%

Net sales to the U.S. and other countries are summarized as follows:

	Year Ended December 31,
	2013		2012		2011
United States	$115,674	84%	$93,427	81%	$72,261	80%
Other Countries	22,157	16	21,326	19	17,767	20

Total	$137,831	100%	$114,753	100%	$90,028	100%

The Company’s operations are comprised of two reportable segments: the sale of CEWs, accessories and other products and services (the “TASER Weapons” segment); and the video business, which includes the TASER Cam, AXON Video products and EVIDENCE.com (the “EVIDENCE.com & Video” segment). The Company includes only revenues and costs directly attributable to the EVIDENCE.com & Video segment in that segment. Included in EVIDENCE.com & Video segment costs are: costs of sales for both products and services, selling expense for the video sales team, video product management expenses, video trade shows and related expenses, and research and development for products included in the EVIDENCE.com & Video segment. All other costs are included in the TASER Weapons segment. We do not allocate assets by segment as part of our financial information presented.

Net Sales

Net sales by product line were as follows for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,				Dollar	Percent
	2013		2012		Change	Change
TASER Weapons segment:
TASER X26	$30,883	22.4%	$35,950	31.3%	$(5,067)	(14.1)%
TASER X2	26,471	19.2	25,841	22.5	630	2.4
TASER X26P	21,860	15.9	—	—	21,860	*
TASER C2	2,468	1.8	3,095	2.7	(627)	(20.3)
M26	681	0.5	1,233	1.1	(552)	(44.8)
Single Cartridges	35,660	25.9	32,811	28.6	2,849	8.7
Extended Warranties	4,617	3.3	3,589	3.1	1,028	28.6
Other	4,834	3.5	6,536	5.7	(1,702)	(26.0)

TASER Weapons segment	127,474	92.5	109,055	95.0	18,419	16.9

EVIDENCE.com & Video segment:
AXON/EVIDENCE.com	5,173	3.8	2,453	2.1	2,720	110.9
TASER Cam	4,688	3.4	3,055	2.7	1,633	53.5
Other	496	0.4	190	0.2	306	161.1

EVIDENCE.com & Video segment	10,357	7.5	5,698	5.0	4,659	81.8

Total net sales	$137,831	100.0%	$114,753	100.0%	$23,078	20.1

*	not meaningful

Net unit sales for the TASER Weapons handles and other products and EVIDENCE.com & Video segment products are as follows:

	Twelve Months Ended December 31,
			Unit	Percent
	2013	2012	Change	Change
X26	33,769	42,340	(8,571)	(20.2)%
X26P	28,107	—	28,107	*
X2	28,164	30,665	(2,501)	(8.2)
M26	2,091	3,771	(1,680)	(44.6)
X3	271	250	21	8.4
C2	8,116	11,803	(3,687)	(31.2)
TASER Cam	10,686	7,859	2,827	36.0
Cartridges	1,552,028	1,540,838	11,190	0.7
AXON flex	4,903	2,772	2,131	76.9
AXON body	1,888	—	1,888	*
StrikeLight	3,141	—	3,141	*

*	Not meaningful

Net sales were $137.8 million and $114.8 million for the years ended December 31, 2013 and 2012, respectively, an increase of $23.1 million or 20.1%. Net sales for the TASER Weapons segment were $127.5 million and $109.1 million for the years ended December 31, 2013 and 2012, respectively, an increase of $18.4 million or 16.9%. Net sales for the EVIDENCE.com & Video segment were $10.4 million and $5.7 million for the years ended December 31, 2013 and 2012, respectively, an increase of $4.7 million or 81.8%.

The increase in net sales for 2013 compared to 2012 in the TASER Weapons segment was primarily driven by the introduction of the TASER X26P smart weapon. Growing demand is seen in the TASER Weapons segment as customers are upgrading their legacy CEWs to the new TASER X2 and X26P smart weapons. In the EVIDENCE.com & Video segment, the increase in net sales was driven by the continued adoption of the AXON on-officer cameras and EVIDENCE.com application in the law enforcement markets. International customers continued to be a steady contributor to the results with $22.2 million in 2013 versus $21.3 million in 2012. International sales grew slightly in 2013, although decreasing as a percentage of total revenue. We continue to invest in sales processes, people and activities abroad to further grow the international contribution to the top line in the future.

To gain more immediate feedback regarding activity for AXON flex, AXON body and EVIDENCE.com, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales) placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Some bookings will be invoiced in subsequent years. Due to municipal government funding rules, certain of the future year amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although TASER has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be completed, if agencies do not appropriate money in future year budgets or enact a cancellation clause, revenue associated with these bookings will not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to EVIDENCE.com and the AXON product line increased to $14.5 million during 2013, compared to $3.8 million in 2012.

Net sales by product line were as follows for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,				Dollar	Percent
	2012		2011		Change	Change
TASER Weapons segment:
TASER X26	$35,950	31.3%	$37,278	41.4%	$(1,328)	(3.6)%
TASER X2	25,841	22.5	8,110	9.0	17,731	218.6
TASER C2	3,095	2.7	3,253	3.6	(158)	(4.9)
M26	1,233	1.1	3,104	3.4	(1,871)	(60.3)
Single Cartridges	32,811	28.6	25,353	28.2	7,458	29.4
Extended Warranties	3,589	3.1	3,237	3.6	352	10.9
Other	6,536	5.7	6,340	7.0	196	3.1

TASER Weapons segment	109,055	95.0	86,675	96.3	22,380	25.8

EVIDENCE.com & Video segment:
AXON/EVIDENCE.com	2,453	2.1	771	0.9	1,682	218.2
TASER Cam	3,055	2.7	2,222	2.5	833	37.5
Other	190	0.2	360	0.4	(170)	(47.2)

EVIDENCE.com & Video segment	5,698	5.0	3,353	3.7	2,345	69.9

Total net sales	$114,753	100.0%	$90,028	100.0%	$24,725	27.5

*	not meaningful

Net unit sales for the TASER Weapons handles and other products and EVIDENCE.com & Video segment products are as follows:

	Twelve Months Ended December 31,
			Unit	Percent
	2012	2011	Change	Change
X26	42,340	46,068	(3,728)	(8.1)%
X2	30,665	10,748	19,917	185.3
M26	3,771	6,974	(3,203)	(45.9)
X3	250	294	(44)	(15.0)
C2	11,803	10,280	1,523	14.8
TASER Cam	7,859	6,031	1,828	30.3
Cartridges	1,540,838	1,441,296	99,542	6.9
AXON flex	2,792	—	2,792	*

*	Not meaningful

Net sales were $114.8 million and $90.0 million for the years ended December 31, 2012 and 2011, respectively, an increase of $24.7 million or 27.5%. Net sales for the TASER Weapons segment were $109.1 million and $86.7 million for the years ended December 31, 2012 and 2011, respectively, an increase of $22.4 million or 25.8%. Net sales for the EVIDENCE.com & Video segment were $5.7 million and $3.4 million for the years ended December 31, 2012 and 2011, respectively, an increase of $2.3 million or 69.9%.

The increase in net sales for 2012 compared to 2011 in the TASER Weapons segment was primarily driven by growing demand as well as the continuing cycle of agencies upgrading to the TASER X2 from legacy versions of our CEWs. In the EVIDENCE.com & Video segment, the increase in net sales was driven by the continued adoption of the AXON flex on-officer recording system and EVIDENCE.com SaaS in the law enforcement markets. The Company also adopted new selling processes in 2012 to reach a broader law enforcement agency market than in the past through the introduction of a municipal leasing program, the TASER Protection Plan, as well as a dedicated telesales team. In our first full year sales cycle of the AXON flex camera system in 2012, we closed the year with approximately $3.8 million in bookings, about 44.1% of which occurred in the fourth quarter of 2012.

Cost of Products Sold and Services Delivered

(dollars in thousands)

	Year Ended December 31,				Year Ended December 31,
			Dollar	Percent			Dollar	Percent
	2013	2012	Change	Change	2012	2011	Change	Change
TASER Weapons segment:
Cost of products sold	$44,025	$39,350	$4,675	11.9%	$39,350	$34,213	$5,137	15.0%

Cost as % of sales	34.5%	36.1%			36.1%	39.5%
EVIDENCE.com & Video segment:
Cost of products sold	6,074	3,773	2,301	61.0	3,773	2,693	1,080	40.1
Cost of services delivered	1,889	3,915	(2,026)	(51.7)	3,915	4,847	(932)	(19.2)

Total cost of products sold and services delivered	7,963	7,688	275	3.6	7,688	7,540	148	2.0

Cost as % of sales	76.9%	134.9%			134.9%	224.9%
Total cost of products sold and services delivered	$51,988	$47,038	$4,950	10.5	$47,038	$41,753	$5,285	12.7

Cost as % of sales	37.7%	41.0%			41.0%	46.4%

Cost of products sold and services delivered, was $52.0 million and $47.0 million for the years ended December 31, 2013 and 2012, respectively, an increase of $5.0 million or 10.5%. As a percentage of net sales, cost of products sold and services delivered decreased to 37.7% in 2013 from 41.0% in 2012. Within the TASER Weapons segment, cost of products sold increased $4.7 million, or 11.9%, to $44.0 million in 2013, compared to $39.4 million in 2012, but decreased as a percent of sales to 34.5% from 36.1%. The net decrease in cost of products sold as a percent of sales primarily reflects increased leverage due to higher sales and a higher average selling price.

Within the EVIDENCE.com & Video segment, cost of products sold and services delivered were $8.0 million, an increase of $0.3 million, or 3.6% from 2012. Increased product costs related to the EVIDENCE.com & Video segment related to growing sales in this segment were partially offset by decreased service costs, resulting in a slight overall increase for 2013 as compared to the prior year. The decrease in service costs is comprised of cost savings due to efficiencies gained by moving to a third party cloud storage from our data center, as well as the full depreciation of the capitalized EVIDENCE.com software development costs as of June 30, 2013. The decrease in overall cost of products sold and services delivered as a percentage of sales was driven by higher sales and by improvements to our EVIDENCE.com SaaS segment margins. There are a number of fixed costs for the EVIDENCE.com & Video segment which, as we generate traction in the business, we expect to remain relatively stable and should allow for lower cost of services delivered as a percentage of service revenue. As a percentage of net sales, cost of products sold and services delivered decreased to 76.9% in 2013 from 134.9% in 2012.

Cost of products sold and services delivered, before excess inventory charges in 2011, was $47.0 million and $41.8 million for the years ended December 31, 2012 and 2011, respectively, an increase of $5.3 million or 12.7%. As a percentage of net sales, cost of products sold and services delivered decreased to 41.0% in 2012 from 46.4% in 2011.

Within the TASER Weapons segment, cost of products sold increased $5.1 million in 2012 from 2011, but decreased as a percent of sales to 36.1% from 39.5%, respectively. The net decrease in cost of products sold and services delivered as a percent of sales was driven by several factors in 2012 including: (i) a more favorable product sales mix with a further increased contribution by the X2 CEW, replacing lower contribution margin CEWs such as the X26, M26 and XREP.; (ii) improved leverage on fixed manufacturing costs resulting from a 25.8% overall increase in sales in the TASER Weapons segment; and (iii) increased average selling price, without a corresponding increase in cost of products sold, in those states where the Company began selling direct. These efficiencies were partially offset by the continuation of the upgrade program for the TASER X2 CEW. This provided customers purchasing the TASER X2 with a $160 to $300 trade-in credit, depending on the quarter purchased, to replace any existing CEW. This offer generated $3.5 million of trade-in credits during the year ended December 31, 2012, compared to $2.1 million of trade-in credits in the second, third and fourth quarters of 2011. Also, 2011 had a $3.7 million charge for excess inventory which did not reoccur in 2012.

In the EVIDENCE.com & Video segment, cost of products sold and delivered increased $0.2 million from $7.5 million to $7.7 million and as a percent of sales decreased to 134.9% for the year ended December 31, 2012, as compared to 224.9% in the prior year. Within this segment, the cost of products sold decreased as a percentage of sales in 2012 from 2011 due to the increased leverage on fixed manufacturing costs resulting from the 69.9% overall increase in sales as noted above. In 2012, the cost of services delivered was $3.9 million compared to $4.8 million in 2011, a reduction of $0.9 million or 19.2%. This decrease is due to the Company’s decision in 2012 to discontinue operations of its data center in favor of moving the data storage piece of the video business to a third party provider. This change reduced total operating and software maintenance costs included in cost of services delivered.

Excess Inventory Charges

Excess inventory charges specific to two of our product lines were $3.7 million for 2011. The success of the new TASER X2 in 2011 led the Company to conclude that it would not sell through its then current level of TASER X3 inventory, even though the Company would continue to sell and support the TASER X3 product line as part of its TASER Weapons Segment. These factors resulted in an excess inventory charge of $1.7 million. Similarly, with the launch of the Company’s new AXON flex system for our EVIDENCE.com & Video segment in 2011, the Company concluded it would not sell through existing first generation AXON inventory. These factors resulted in an excess inventory charge of $2.0 million. There were no unusual excess inventory charges in 2013 or 2012.

Gross Margin

(dollars in thousands)

	Year Ended December 31,				Year Ended December 31,
			Dollar	Percent			Dollar	Percent
	2013	2012	Change	Change	2012	2011	Change	Change
TASER Weapons segment	$83,449	$69,705	$13,744	19.7%	$69,705	$50,713	$18,992	37.4%
EVIDENCE.com & Video segment	2,394	(1,990)	4,384	*	(1,990)	(6,184)	4,194	*

Total Company	$85,843	$67,715	$18,128	26.8	$67,715	$44,529	$23,186	52.1

Gross margin as % of sales	62.3%	59.0%			59.0%	49.5%

*	Not meaningful

Gross margin increased $18.1 million to $85.8 million for 2013 compared to $67.7 million for 2012. As a percentage of net sales, gross margin increased to 62.3% for 2013 compared to 59.0% for 2012. The increase in gross margin as a percentage of net sales for 2013 is primarily attributable to the move of the EVIDENCE.com data center to a third party provider, the full depreciation of the capitalized EVIDENCE.com software development costs, increased sales of higher margin products and the operational efficiencies discussed previously. In the fourth quarter of 2013, we introduced a new pricing program reducing the price of the AXON flex camera and separately pricing the EVIDENCE.com service. In previous years, the cameras and the service were primarily sold together with one price for both. We believe lowering the price of the cameras and offering separately-priced EVIDENCE.com SaaS contracts at various levels of functionality, promotes pricing transparency to our customers. As a result, the gross margins in the EVIDENCE.com & Video segment is expected to be lower in the near-term as the service portion is deferred and recognized over the contract term. The AXON flex and the AXON body are currently being sold at low gross margins in an effort to continue to accelerate the Company’s traction in the market.

Gross margin increased $23.2 million to $67.7 million for 2012 compared to $44.5 million for 2011. The 2011 gross margin includes the excess inventory charge of $3.7 million specific to two of our previous product lines. Excluding the $3.7 million excess inventory charges, gross margin increased $19.4 million, or 40.3% in 2012 as compared to 2011. As a percentage of net sales, gross margin increased to 59.0% for 2012 compared to 49.5% for 2011. Excluding the excess inventory charges, gross margin as a percentage of sales for 2011 was 53.6%. The increase in gross margin as a percentage of net sales for 2012 is primarily attributable to the excess inventory charge in 2011 as well as the move of the EVIDENCE.com data center to a third party provider, increased sales of higher margin products and the operational efficiencies as discussed above.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were comprised as follows for 2013 and 2012 (dollars in thousands):

	Year Ended December 31,		Dollar	Percent
	2013	2012	Change	Change
Salaries, benefits and bonus	$14,723	$11,385	$3,338	29.3%
Stock-based compensation	3,158	2,629	529	20.1
Legal, professional and accounting	7,323	6,427	896	13.9
Sales and marketing	6,025	4,284	1,741	40.6
Consulting and lobbying services	2,097	2,542	(445)	(17.5)
Travel and meals	3,305	3,020	285	9.4
Building	3,160	2,979	181	6.1
Supplies	1,462	1,340	122	9.1
Depreciation and amortization	1,230	1,492	(262)	(17.6)
D&O and liability insurance	2,012	1,821	191	10.5
Other	2,089	1,167	922	79.0

Total sales, general and administrative expenses	$46,584	$39,086	$7,498	19.2

Sales, general, and administrative as a percentage of net sales	33.8%	34.1%

Of the increase in SG&A above, approximately $2.8 million results from increased expense associated with customer facing positions, including: salaries, benefits, bonus and stock-based compensation, as well as sales commissions, which are included in the sales and marketing line item in the table above. Positions were added throughout the year, with the following headcount as of the end of each year:

	As of December 31,
	2013	2012	2011
TASER Weapons sales representatives	8	8	7
EVIDENCE.com & Video sales representatives	14	7	6
International sales representatives	5	3	3
Support sales staff	8	5	6
Telesales	11	8	—
Other customer-facing roles	14	12	9

Total customer-facing roles	60	43	31

Sales, general and administrative (“SG&A”) expenses were $46.6 million and $39.1 million for the years ended December 31, 2013 and 2012, respectively, an increase of $7.5 million or 19.2%. As a percentage of total net sales, SG&A expenses decreased to 33.8% for 2013 compared to 34.1% for 2012.

Within the TASER Weapons segment, SG&A increased $4.6 million, or 13.0%, to $40.2 million from $35.6 million in 2012. Salaries, benefits, bonus and stock compensation in the TASER Weapons increased approximately $2.6 million in 2013 compared to 2012 partially due to increased international, telesales, and support sales staff. Incremental administrative functions were also added in 2013 in order to support the growing business. Sales and marketing expenses, many of which are variable, also increased approximately $0.9 million within the TASER Weapons segment compared to the prior year, due to higher commissions of $0.8 million on higher overall sales. Legal fees increased within the TASER Weapons segment compared to 2012 by approximately $0.3 million as the Company works through its pre-2009 litigation. This was partially offset by a benefit of $0.5 million from the reimbursement of legal expenses due to insurance coverage after the Turner reversal. Although the Company expects litigation related expenses to decrease in the second half of 2014, these savings are expected to be reinvested in customer-facing initiatives. Accounting and audit fees within the TASER Weapons segment are also up year over year by approximately $0.4 million. Included in “Other” are higher expenses related to litigation activities and credit card processing fees. Reductions were seen in depreciation expense and consulting costs.

Within the EVIDENCE.com & Video segment, SG&A increased $2.9 million, or 81.9%, to $6.4 million in 2013 in comparison to the prior year. Salaries, benefits, bonus and stock compensation in the EVIDENCE.com & Video segment increased $1.2 million primarily as a result of the Company doubling its video salesforce and hiring incremental functions such as customer service and account management and other customer-facing roles. Sales and marketing expenses in the EVIDENCE.com & Video segment also increased approximately $0.8 million in comparison to 2012 as a result of EVIDENCE.com promotions and advertising efforts during the year, including a large presence and a hosted booth at the International Association of Chiefs of Police. We believe these increases in marketing activities will increase customer awareness of the benefits of EVIDENCE.com and ultimately lead to sales growth in future periods. Sales and marketing expenses also include increases of approximately $0.3 million in commissions.

The Company expects to see 2014 SG&A increase from the current level of spend as continued investments are made in the EVIDENCE.com & Video segment as well as internationally and in incremental administrative functions to support the growing business.

Sales, general and administrative expenses were comprised as follows for 2012 and 2011 (dollars in thousands):

	Year Ended December 31,		Dollar	Percent
	2012	2011	Change	Change
Salaries, benefits and bonus	$11,385	$10,628	$757	7.1%
Stock-based compensation	2,629	2,308	321	13.9
Legal, professional and accounting	6,427	6,604	(177)	(2.7)
Sales and marketing	4,284	3,459	825	23.9
Consulting and lobbying services	2,542	2,754	(212)	(7.7)
Travel and meals	3,020	2,946	74	2.5
Building	2,979	2,989	(10)	*
Supplies	1,340	1,526	(186)	(12.2)
Depreciation and amortization	1,492	2,136	(644)	(30.2)
D&O and liability insurance	1,821	1,816	5	*
Other	1,167	835	332	39.8

Total sales, general and administrative expenses	$39,086	$38,001	$1,085	2.9

Sales, general, and administrative as a percentage of net sales	34.1%	42.2%

*	less than 1%, or not meaningful

Sales, general and administrative (“SG&A”) expenses were $39.1 million and $38.0 million for the years ended December 31, 2012 and 2011, respectively, an increase of $1.1 million or 2.9%. As a percentage of total net sales, SG&A expenses decreased to 34.1% for 2012 compared to 42.2% for 2011. The overall increase for 2012 compared to 2011 is partially attributable to an increase in sales and marketing costs, many of which are variable, which increased due to our higher overall sales. These include increases of $1.0 million in direct commissions and $0.3 million in distributor commissions. Part of the increase in salaries of $0.5 million is a result of increased headcount, particularly in customer-facing roles. During the year, there was also an increase in stock compensation expense of $0.3 million due to factors such as a new performance-based stock compensation plan and increased headcount. Within the “Other” category in the table above, expense related to litigation settlements increased $1.0 million, and was partially offset by a $0.5 million decrease in bad debt expense. Included in the litigation settlement expense is the accrual of $0.8 million related to a settlement offer to AA & Saba Consultants, Inc. which is discussed further in Note 9(c). The favorable variance in bad debt expense stemmed from the reversal of a previously reserved account. During 2012, as cash was collected, the bad debt expense was reversed, resulting in a net credit to bad debt expense for the year. Depreciation expense also decreased as a result of some of the headquarters’ furniture and fixtures being fully depreciated during 2012. Efficiencies were seen in legal fees, bad debt expense, and consulting costs.

Research and Development Expenses

Research and development (“R&D”) expenses were $9.9 million and $8.1 million for the years ended December 31, 2013 and 2012, respectively, an increase of $1.7 million, or 21.5%. As a percentage of net sales, R&D increased to 7.2% in 2013 in comparison to 7.1% in 2012.

Within the TASER Weapons segment, R&D expenses increased $0.4 million, or 9.5%, to $4.3 million in 2013, which is primarily driven by increased headcount, professional fees and indirect materials. Reductions were realized in depreciation expense.

Within the EVIDENCE.com & Video segment, R&D expenses increased $1.4 million, or 32.8%, to $5.6 million in 2013 from the prior year. The increase for 2013 compared to 2012 is driven by additional headcount, partially related to the Familiar acquisition that occurred in the fourth quarter of 2013. These individuals joined the Company to research and develop the next products for TASER in the EVIDENCE.com & Video segment. Offsetting these increases was the one-time benefit in 2013 for an Arizona sales and use tax refund of approximately $0.3 million. We expect to see increased R&D expenses in 2014, after capitalization of eligible costs, as new product development initiatives take place in the EVIDENCE.com & Video segment. It is our plan to capitalize eligible R&D expenses in 2014 related to the new product line development during the applicable development stage. Because we are in the early stages of several large R&D projects, we cannot predict with certainty the timing and total costs that will eligible for capitalization as software development costs. Any costs that do not meet the criteria for capitalization will be expensed as incurred.

Research and development expenses were $8.1 million and $10.0 million for the years ended December 31, 2012 and 2011, respectively, a decrease of $1.9 million, or 18.5%. The reduction for 2012 compared to 2011 was driven by a continued reduction in headcount, consulting costs, and supplies costs.

Litigation Judgment Expense and Recovery

On February 28, 2014, the jury in the commercial litigation case of AA & Saba Consultants, Inc. vs. TASER International, Inc. returned a verdict of $3.3 million against the Company. Judgment has not yet been entered and the judgment is subject to an award of attorneys’ fees. The Company believes the verdict is not supported by the evidence and intends to appeal. The Company had previously reserved $0.8 million, included in SG&A for the year ended December 31, 2012, related to this case based on a previous settlement offer to plaintiff; as such, in accordance with generally accepted accounting principles, the Company recorded additional expense of approximately $2.6 million in the fourth quarter of 2013. The additional expense was recorded in the litigation judgment line item on the income statement. Should the plaintiff be awarded reimbursement of legal fees, additional expense will be recorded by the Company.

During the second quarter of 2011, the Company recorded a $3.3 million litigation judgment expense, which represented a charge for an adverse jury verdict received in the Turner case. For more information please see Note 9(c). This charge represented management’s best estimate of the Company’s uninsured portion of the judgment after consideration of available insurance coverage. During 2011, management estimated the range of loss in the Turner case to be $0 to $3.8 million. During March 2012, the Federal District Court for the Western District of North Carolina granted the Company’s motion for remittitur and ordered the reduction of the original jury award from $10.0 million to approximately $4.4 million after offsets. On April 20, 2012, the court issued another order, which adjusted the award to $5.5 million. Based on this action by the court, the Company reversed a portion of the previously accrued litigation judgment expense during the three months ended March 31, 2012, which resulted in a benefit of $2.2 million at such time, with a reserve of $1.1 million recorded as of December 31, 2012. During the fourth quarter of 2013, the Company reversed the $1.1 million reserve due to a new trial being granted for the determination of damages. At December 31, 2013 there was no remaining reserve on the Company’s books.

Loss on Impairment

Loss on impairment for 2011 represents a $1.4 million asset impairment charge that was recorded in the second quarter of 2011 following our determination to abandon our Protector product line.

Loss on Write-Down / Disposal of Property and Equipment, Net

(Gain)/loss on write-down / disposal of property and equipment for 2011 was $2.8 million and consisted of $2.2 million related to the EVIDENCE.com & Video segment comprised of the following: (i) $1.4 million for tooling relative to the first generation AXON equipment; (ii) $0.8 million relative to the decision to dispose of surplus equipment and billing software for EVIDENCE.com operations. The remaining $0.6 million related to tooling for the TASER X3, which is included in the TASER Weapons segment.

Interest and Other Income, Net

Interest and other income was less than $0.1 million for each of the years ended December 31, 2013 and 2012. Other income for 2013 and 2012 consisted primarily of investment interest income.

Provision (Benefit) for Income Taxes

The provision for income taxes was $9.8 million for the year ended December 31, 2013. The effective income tax rate for 2013 was 34.9%. The effect of state income tax of $1.3 million was largely offset by a benefit of $0.5 million from incentive stock option deductions as well as $0.4 million of research and development credits and a $0.4 million favorable return to provision adjustment in the current year. When an employee exercises ISOs and sells the related stock prior to the mandatory holding period, the associated expense becomes a reduction to the Company’s taxable income. The 2013 return to provision adjustment was driven by the domestic production activities deduction which decreased taxable income, and therefore, reduced the effective tax rate.

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

Net Income (Loss)

Due to factors discussed above, our net income improved by $3.5 million to $18.2 million for 2013 compared to $14.7 million for 2012. Net income per basic share was $0.35 and $0.34 per diluted share for 2013 compared to $0.27 per basic and diluted share for 2012.

Our net income improved by $21.8 million to $14.7 million of income for 2012 compared to a net loss of $7.0 million for 2011. Net income per basic and diluted share was $0.27 for 2012 compared to a loss of $0.12 per basic and diluted share for 2011.

Liquidity and Capital Resources

Summary

As of December 31, 2013, we had $42.3 million of cash and cash equivalents, an increase of $6.1 million from the end of 2012.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Operating activities	$32,426	$26,517	$17,266
Investing activities	(23,062)	1,681	(7,597)
Financing activities	(3,189)	(13,363)	(31,062)
Effect of exchange rate changes on cash and cash equivalents	(31)	(9)	10

Increase (decrease) in cash and cash equivalents	$6,144	$14,826	$(21,383)

Operating activities

Net cash provided by operating activities in 2013 of $32.4 million consists of $18.2 million in net income, the net add-back of non-cash income statement items totaling $5.6 million and a positive $8.6 million net change in operating assets (net of operating liabilities). Included in the non-cash items are $5.1 million in depreciation and amortization expense and $4.3 million in stock-based compensation expense. These additions were partially offset by a $6.8 million reduction related to excess tax benefit from stock-based compensation that is treated as a financing activity for cash flow purposes. The most significant increase to cash from operating activities related to the changes in operating assets and liabilities is an $8.1 million increase to deferred revenue. Of the increase in deferred revenue, $5.1 million results from additional extended warranty sales and the remainder is primarily a result of prepayments for our EVIDENCE.com SaaS. In addition, the $5.6 million increase to cash from operating activities related to increases in accounts payable and accrued liabilities was primarily caused by current income tax expense, which would have resulted in an increase to income tax payable, if it had not been reduced by the excess tax benefit from stock-based compensation discussed above. These increases to operating cash flow were partially offset by an increase in accounts and notes receivable of $4.4 million. The fluctuation in accounts and notes receivable was primarily driven by sales, which increased 20.1% during the year as compared to the prior year, and 24.6% in the three months ended December 31, 2013, as compared to the same three-month period in the prior year.

Net cash provided by operating activities in 2012 of $26.5 million consists of $14.7 million in net income, the net add-back of non-cash income statement items totaling $9.1 million and a $2.7 million net change in operating assets (net of operating liabilities). Included in the non-cash items are $6.5 million in depreciation and amortization expense and $3.4 million in stock-based compensation expense. These additions were partially offset by a reduction to operating cash flows of $4.7 million related to excess tax benefit from stock-based compensation that is included in financing activities. The most significant changes in operating assets and liabilities for the twelve-month period include an increase of $4.2 million related to a change in deferred revenue. Deferred revenue increased $4.2 million due to increased sales of extended warranties as well as sales of EVIDENCE.com service and maintenance. In addition, the $4.4 million increase to cash from operating activities related to increases in accounts payable and accrued liabilities was primarily caused by current income tax expense, which would have resulted in an increase to income tax payable, if it had not been reduced by the excess tax benefit from stock-based compensation discussed above. These changes were partially offset by an increase in accounts and notes receivable of $6.1 million. The fluctuation in accounts and notes receivable was primarily driven by sales, which increased 27.5% during the year as compared to the prior year, and 50.6% in the three months ended December 31, 2012, as compared to the same three-month period in the prior year. The net $0.5 million positive change in accounts payable and other accrued liabilities resulted from increases in accrued liabilities including a $1.6 million increase due to supply purchases to support higher sales activity, as well as $1.0 million in accrued legal settlements during the year, and a $0.9 million increase in accrued payroll, offset by the $2.2 million reversal of the Turner legal judgment.

Net cash provided by operating activities in 2011 of $17.3 million includes a loss of $7.0 million, which was more than offset by the add-back of non-cash expenses totaling $18.1 million, and the positive impact on cash of changes in operating assets (net of operating liabilities) of $6.2 million. Included in the add-back of non-cash expenses is stock-based compensation expense of $3.0 million, depreciation and amortization expense of $8.1 million, asset impairment charges of $1.4 million and a loss on write-down / disposal of fixed assets of $2.8 million. Changes in operating assets (net of operating liabilities) include a $3.4 million increase related to increased accounts payable and accrued liabilities, primarily due to the Turner litigation judgment, a $1.5 million reduction in accounts receivable due to timing of collections, and a $1.3 million reduction in inventory as we actively worked to reduce the levels of raw material and finished goods on hand during the 2011 period.

Investing activities

Primarily as a result of investing cash generated from operating activities, we used $23.1 million for investing activities in 2013. Purchases of investments, net of calls and maturities, were $19.7 million. The Company also invested $2.1 million in the purchase of property and equipment and intangibles, as well as $1.3 million, net, to purchase Familiar, Inc.

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

Financing activities

Net cash used by financing activities was $3.2 million for the year ended December 31, 2013. The repurchase of $25.0 million of the Company’s common stock, which was purchased for a weighted average cost of $8.20 per share, was offset by $15.4 million of proceeds from the exercise of stock options, and $6.8 million of excess tax benefit from stock proceeds. The purchase of common stock was made under a stock repurchase program authorized by TASER’s Board of Directors. We completed the authorized repurchases as of June 2013.

During 2013, the Company recorded $6.8 million for excess tax benefits related to stock-based compensation. The tax benefit relates to exercises occurring from the years 2004 through 2013.

During 2012, net cash used by financing activities was $13.4 million, primarily attributable to the repurchase of $20.0 million of the Company’s common stock, which was purchased for an average of $5.22 per share, offset by $1.9 million of proceeds from the exercise of stock options. The purchase of common stock was made under a stock repurchase program authorized by TASER’s Board of Directors.

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

Liquidity and Capital Resources

Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. In addition, our $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. The line is secured by our accounts receivable and inventory, and bears interest at varying rates currently LIBOR plus 1.5% to prime. As of December 31, 2013, we had letters of credit outstanding of $0.6 million, leaving the net amount available for borrowing of $9.4 million. The facility matures on June 30, 2015. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At December 31, 2013 and 2012, there were no borrowings under the line.

Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed coverage charge ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At December 31, 2013, the Company’s tangible net worth ratio was 0.39:1 and its fixed charge coverage ratio was 3.18:1. Accordingly, the Company was in compliance with these covenants.

Based on our strong balance sheet and the fact that we had just $0.1 million in total long-term debt and capital lease obligations at December 31, 2013, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.

We believe funds generated from our expected results of operations, as well as available cash and investments, will be sufficient to finance our operations and strategic initiatives for 2014 and the foreseeable future. From time to time, our board of directors considers repurchases of our common stock. Further repurchases of our common stock will take place on the open market, will be financed with available cash and are subject to authorization as well as market and business conditions.

Contractual Obligations

The following table outlines our future contractual financial obligations by period in which payment is expected, as of December 31, 2013 (dollars in thousands):

		Less than			More than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Non-cancelable operating leases	$689	$374	$261	$54	$—
Capital leases including interest	112	41	71	—	—
Open purchase orders	11,934	11,934	—	—	—

Total contractual obligations	$12,735	$12,349	$332	$54	$—

Open purchase orders in the above table primarily represent non-cancelable purchase orders with key vendors, which are included in this table due to the Company’s strategic relationships with these vendors.

We are subject to U.S. Federal income tax as well as income taxes imposed by several states and foreign jurisdictions. As of December 31, 2013, we had $3.1 million of unrecognized tax benefits related to uncertain tax positions. The settlement period for our long-term income tax liabilities cannot be determined; however, the liabilities are not expected to significantly increase or decrease within the next 12 months.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of December 31, 2013.

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

Product Warranties

The Company warrants its CEWs, StrikeLight, AXON cameras and ETM from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for our standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. We estimate future warranty costs based on historical data related to returns and warranty costs on a quarterly basis and apply this rate to current product anticipated returns from our customers. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. The accrued warranty liability expense is reviewed quarterly to evaluate whether it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of December 31, 2013 and 2012, our reserve for warranty returns was approximately $1.0 million and $0.5 million, respectively. Warranty expense in the years ended December 31, 2013, 2012 and 2011 was $1.0 million, $0.5 million and $0.3 million, respectively.

Revenue related to separately-priced extended warranties is recorded as deferred revenue and subsequently recognized in net sales on a straight-line basis over the delivery period. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.

Inventory

Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities and a determination of what costs are considered to be abnormal fixed production costs, which are expensed as current period charges. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory decreased to $1.0 million at December 31, 2013, compared to $2.3 million at December 31, 2012. This decrease is attributable primarily to the disposal of some of the previously reserved for X3 CEW inventory during the year ended December 31, 2013. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves may be necessary.

Revenue Recognition, Deferred Revenue and Accounts and Notes Receivable

We derive our revenue from two primary sources: (1) the sale of physical products, including our CEWs, AXON cameras, corresponding extended warranties, and related accessories such as cartridges and batteries, and (2) subscription to our EVIDENCE.com digital evidence management SaaS (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, we also recognize training and other revenue. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. Extended warranty revenue, SaaS revenue and related data storage revenue are recognized ratably over the term of the contract beginning on the commencement date of each contract.

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

EVIDENCE.com and AXON cameras are sold separately, but in most instances are sold together. In these instances, customers typically purchase and pay for the equipment and one year of EVIDENCE.com in advance. Additional years of service are generally billed annually over a specified service term, which has typically ranged from one to five years. AXON equipment represents a deliverable that is provided to the customer at the time of sale, while EVIDENCE.com services are provided over the specified term of the contract. The Company recognizes revenue for the AXON equipment at the time of the sale consistent with the discussion of multiple deliverable arrangements above. Revenue for EVIDENCE.com is deferred at the time of the sale and recognized over the service period. In certain circumstances, not all requirements are met for the recognition of revenue relative to equipment sold in conjunction with EVIDENCE.com at the time the equipment is provided to customers. In such circumstances, based on limitations associated with the consideration, the revenue may be recognized ratably over the specified term of the contract, or when all conditions for revenue recognition are met, if sooner.

Deferred revenue consists of billings and/or payments received in advance related to products and services for which the criteria for revenue recognition have not yet been met. Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as long-term. Deferred revenue does not include future revenue from multi-year contracts for which no invoice has yet been created. We generally bill customers in annual installments.

Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts and notes receivable are presented net of an allowance for doubtful accounts. This allowance represents our best estimate and is based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. In the event that actual uncollectible amounts differ from our estimates, additional expense could be necessary.

Valuation of Goodwill, Intangibles and Long-lived Assets

In the fourth quarter of 2013, we recorded goodwill related to the Familiar business acquisition. The recoverability of the goodwill will be evaluated and tested for impairment at least annually during the fourth quarter or more often, if and when circumstances indicate that goodwill may not be recoverable. Finite-lived intangible assets and other long-lived assets are amortized over their useful lives. We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and intangible assets may warrant revision or that the remaining balance of these assets, including intangible assets with indefinite lives, may not be recoverable.

Circumstances that might indicate long-lived assets might not be recoverable could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way our products are branded and marketed. When performing a review for recoverability, we estimate the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows.

During 2011, we recognized an impairment charge of $1.4 million relative to our Protector product line following our decision to abandon ongoing operations for this product line. Further, we recognized a charge of $2.8 million during 2011, relative to the write-down / disposal of property and equipment. This charge relates to the disposal of surplus equipment for EVIDENCE.com operations, and impairment of production tooling related to the first generation AXON video product line and the TASER X3 CEW product line. No impairment losses were recorded in 2013 or 2012.

Income Taxes

We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carry forwards.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $9.8 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2013 tax years, net of the federal benefit on the Arizona and California research and development tax credits. Management determined that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, has established a liability for unrecognized tax benefits of $3.1 million as of December 31, 2013. In addition, we established a $0.1 million liability related to uncertain tax positions for certain state income tax liabilities, for a total unrecognized tax benefit at December 31, 2013 of $3.1 million. As of December 31, 2013, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $3.1 million be recognized, the Company’s effective tax rate would be favorably impacted. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting or tax laws in the U.S. and overseas, or changes in other facts or circumstances. In addition, we recognize liabilities for potential U.S. tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary, or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit, or additional income tax expense, respectively, in our consolidated financial statements.

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

Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of December 31, 2013, the Company would need to generate approximately $38.1 million of pre-tax book income in order to realize the net deferred tax assets for which a benefit has been recorded. This estimate considers the reversal of approximately $6.1 million of gross deferred tax liabilities, $2.4 million tax-effected. We also have gross deferred tax assets of $2.6 million, $124,000 tax-effected, related to state NOLs which expire at various dates between 2016 and 2031. We anticipate the Company’s future income to continue to trend upward from our 2013 results, with sufficient pre-tax book income to realize our deferred tax assets. As such, we have not recorded a valuation allowance on our deferred tax assets.

Stock-Based Compensation

We have historically granted stock-based compensation for key employees and non-employee directors as a means of attracting and retaining quality personnel. We have utilized restricted stock units and stock options; however, no stock options were issued during 2013 or 2012. The fair value of restricted stock units is estimated as the closing price of our common stock on the date of grant. We estimate the fair value of granted stock options by using the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (forfeitures). The expense for both restricted stock units and stock options is recorded over the life of the grant, net of forfeitures.

We have granted a total of approximately 1.4 million performance-based awards (options and restricted stock units) of which approximately 0.8 million are outstanding as of December 31, 2013, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance. These awards will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in our statements of operations. Refer to Note 1 (q) to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our valuation assumptions.

Contingencies and Accrued Litigation Expense

We are subject to the possibility of various loss contingencies including product-related litigation, arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Refer to Note 9(c) of our consolidated financial statements included elsewhere in this annual report on Form 10-K for further discussion of our contingencies and accrued litigation expense.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit and corporate and municipal bonds with a typical long-term debt rating of “AA” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. As of December 31, 2013, we estimate that a 10 basis point increase or decrease in interest rates would result in a change in the fair market value of these instruments of less than $0.1 million and would result in a change in annual interest income of less than $0.1 million.

Additionally, we have access to a line of credit borrowing facility which bears interest at varying rates, currently at LIBOR plus 1.5% to prime. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $0.6 million at December 31, 2013. At December 31, 2013, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $9.4 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

Exchange Rate Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro related to transactions by TASER Europe. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

The majority of our sales to international customers is transacted in U.S. dollars and therefore, is not subject to exchange rate fluctuations. However, the cost of our products to our customers increases when the U.S. dollar strengthens against their local currency and the Company may have more sales and expenses denominated in foreign currencies in 2014 which would increase its foreign exchange rate risk.

Item 8.	Financial Statements and Supplementary Data

TASER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$42,271	$36,127
Short-term investments	9,101	1,681
Accounts and notes receivable, net of allowance of $200 as of December 31, 2013 and 2012, respectively	22,488	18,101
Inventory, net	11,109	10,993
Prepaid expenses and other current assets	5,397	2,755
Deferred income tax assets, net	7,101	9,396

Total current assets	97,467	79,053
Property and equipment, net	19,043	21,952
Deferred income tax assets, net	13,679	11,606
Intangible assets, net	3,317	3,317
Goodwill, net	2,235	—
Long-term investments	12,023	—
Other assets	618	308

Total assets	$148,382	$116,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,221	$6,223
Accrued liabilities	8,840	7,065
Current portion of deferred revenue	6,878	4,287
Customer deposits	1,154	500
Current portion of capital lease payable	36	34

Total current liabilities	23,129	18,109
Deferred revenue, net of current portion	13,341	7,836
Liability for unrecognized tax benefits	3,122	2,903
Long-term deferred compensation	376	—
Long-term portion of capital lease payable	67	103

Total liabilities	40,035	28,951

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2013 and 2012	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 52,725,247 and 52,770,392 shares issued and outstanding as of December 31, 2013 and 2012, respectively	1	1
Additional paid-in capital	139,424	111,661
Treasury stock at cost, 16,412,755 and 13,363,789 shares as of December 31, 2013 and 2012, respectively	(92,203)	(67,203)
Retained earnings	61,127	42,883
Accumulated other comprehensive loss	(2)	(57)

Total stockholders’ equity	108,347	87,285

Total liabilities and stockholders’ equity	$148,382	$116,236

The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
Net sales	$137,831	$114,753	$90,028
Cost of products sold and services delivered	51,988	47,038	41,753
Excess inventory charges	—	—	3,746

Gross margin	85,843	67,715	44,529

Operating expenses:
Sales, general and administrative	46,584	39,086	38,001
Research and development	9,888	8,139	9,989
Litigation judgments (recoveries)	1,450	(2,200)	3,301
Loss on impairment	—	—	1,354
(Gain) loss on write down / disposal of property and equipment, net	(27)	161	2,800

Total operating expenses	57,895	45,186	55,445

Income (loss) from operations	27,948	22,529	(10,916)
Interest and other income, net	86	83	1,287

Income (loss) before provision (benefit) for income taxes	28,034	22,612	(9,629)
Provision (benefit) for income taxes	9,790	7,874	(2,589)

Net income (loss)	$18,244	$14,738	$(7,040)

Net income (loss) per common and common equivalent shares:
Basic	$0.35	$0.27	$(0.12)
Diluted	$0.34	$0.27	$(0.12)
Weighted average number of common and common equivalent shares outstanding:
Basic	51,880	53,827	59,436
Diluted	54,152	54,723	59,436

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Net income (loss)	$18,244	$14,738	$(7,040)
Foreign currency translation adjustments	55	24	(45)

Comprehensive income (loss)	$18,299	$14,762	$(7,085)

The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balance, December 31, 2010	62,621,268	$1	$97,122	2,091,600	$(14,708)	$(36)	$35,185	117,564
Stock options exercised	539,923	—	1,427	—	—	—	—	1,427
Stock-based compensation	—	—	3,038	—	—	—	—	3,038
Excess tax benefit from stock-based compensation	—	—	10	—	—	—	—	10
Purchase of treasury stock	(7,464,583)	—	—	7,464,583	(32,499)	—	—	(32,499)
Net loss	—	—	—	—	—	—	(7,040)	(7,040)
Foreign currency translation adjustments	—	—	—	—	—	(45)	—	(45)

Balance, December 31, 2011	55,696,608	1	101,597	9,556,183	(47,207)	(81)	28,145	82,455
Stock options exercised and RSUs vested	881,390	—	1,929	—	—	—	—	1,929
Stock-based compensation	—	—	3,422	—	—	—	—	3,422
Excess tax benefit from stock-based compensation	—	—	4,713	—	—	—	—	4,713
Purchase of treasury stock	(3,807,606)	—	—	3,807,606	(19,996)	—	—	(19,996)
Net income	—	—	—	—	—	—	14,738	14,738
Foreign currency translation adjustments	—	—	—	—	—	24	—	24

Balance, December 31, 2012	52,770,392	1	111,661	13,363,789	(67,203)	(57)	42,883	87,285
Stock options exercised and RSUs vested, net of withholdings	2,896,072	—	15,048	—	—	—	—	15,048
Stock-based compensation	—	—	4,340	—	—	—	—	4,340
Excess tax benefit from stock-based compensation	—	—	6,797	—	—	—	—	6,797
Purchase of treasury stock	(3,048,966)	—	—	3,048,966	(25,000)	—	—	(25,000)
Shares issued related to business acquisition	107,749	—	1,578					1,578
Net income	—	—	—	—	—	—	18,244	18,244
Foreign currency translation adjustments	—	—	—	—	—	55	—	55

Balance, December 31, 2013	52,725,247	$1	$139,424	16,412,755	$(92,203)	$(2)	$61,127	$108,347

The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$18,244	$14,738	$(7,040)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,131	6,519	8,097
Loss on impairment	—	—	1,354
(Gain) loss on write down / disposal of property and equipment, net	(27)	161	2,800
Loss on disposal of intangibles	168	195	54
Bond premium amortization	289	29	371
Provision (recovery) for doubtful accounts	24	(242)	296
Provision for excess and obsolete inventory	595	554	4,610
Provision for warranty	1,001	527	310
Stock-based compensation expense	4,340	3,422	3,038
Deferred income taxes	621	1,683	(2,481)
Provision for unrecognized tax benefits	219	920	(299)
Excess tax benefit from stock-based compensation	(6,797)	(4,713)	(10)
Change in assets and liabilities:
Accounts and notes receivable	(4,411)	(6,080)	1,463
Inventory	(711)	(62)	1,328
Prepaid expenses and other current assets	(569)	177	(374)
Accounts payable and accrued liabilities	5,559	4,433	3,412
Deferred revenue	8,096	4,169	296
Customer deposits	654	87	41

Net cash provided by operating activities	32,426	26,517	17,266

Cash flows from investing activities:
Purchases of investments	(29,112)	(6,242)	(11,479)
Proceeds from call / maturity of investments	9,380	9,640	6,000
Purchases of property and equipment	(1,783)	(1,334)	(1,854)
Proceeds from disposal of fixed assets	34	46	149
Purchases of intangible assets	(323)	(429)	(413)
Business acquisition, net of cash acquired	(1,258)	—	—

Net cash (used in) provided by investing activities	(23,062)	1,681	(7,597)

Cash flows from financing activities:
Repurchase of common stock	(25,000)	(19,996)	(32,499)
Proceeds from options exercised	15,357	1,929	1,427
Payroll tax payments for net-settled stock awards	(309)	—	—
Payments on capital lease obligation	(34)	(9)	—
Excess tax benefit from stock-based compensation	6,797	4,713	10

Net cash used in financing activities	(3,189)	(13,363)	(31,062)

Effect of exchange rate changes on cash and cash equivalents	(31)	(9)	10

Net increase (decrease) in cash and cash equivalents	6,144	14,826	(21,383)
Cash and cash equivalents, beginning of year	36,127	21,301	42,684

Cash and cash equivalents, end of year	$42,271	$36,127	$21,301

The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

TASER International, Inc. (“TASER” or the “Company”) is a developer and manufacturer of advanced conducted electrical weapons (“CEWs”) designed for use in law enforcement, federal, military, corrections, private security and personal defense. In addition, the Company has developed full technology solutions for the capture, storage and management of video/audio evidence as well as other tactical capabilities for use in law enforcement. The Company sells its products worldwide through its direct sales force, distribution partners, online store and third-party resellers. The Company was incorporated in Arizona in September 1993, and reincorporated in Delaware in January 2001. The Company’s corporate headquarters and manufacturing facilities are located in Scottsdale, Arizona. The Company’s software development division facilities are located in Santa Barbara, California, and Bellevue, Washington.

The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, including TASER International Europe SE (“TASER Europe”). TASER Europe was established in 2009 to facilitate sales and provide customer service to our customers in the European region. All material intercompany accounts, transactions, and profits have been eliminated.

a. Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions in these consolidated financial statements include:

•	product warranty reserves,

•	inventory valuation reserves,

•	revenue recognition allocated in multiple-deliverable revenue recognition,

•	valuation of goodwill, intangibles and long-lived assets,

•	recognition, measurement and valuation of current and deferred income taxes,

•	fair value of stock awards issued, the estimated vesting period for performance-based stock awards and forfeiture rates, and

•	recognition and measurement of contingencies and accrued litigation expense.

Actual results could differ materially from those estimates.

b. Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments include cash, money market funds, certificates of deposit, state and municipal obligations and corporate bonds. The Company places its cash and cash equivalents with high quality financial institutions. Balances with these institutions regularly exceed FDIC insured limits; however, to manage the related credit exposure, the Company continually monitors the credit worthiness of the financial institutions where it has deposits.

Cash and cash equivalents include funds on hand and highly liquid investments purchased with initial maturity of three months or less. Short-term investments include securities with an expected maturity date within one year of the balance sheet date that do not meet the definition of a cash equivalent, and long-term investments are securities with an expected maturity date greater than one year. Based on management’s intent and ability, the Company’s investments are classified as held to maturity investments and are recorded at amortized cost. Held-to-maturity investments are reviewed quarterly for impairment to determine if other-than-temporary declines in the carrying value have occurred for any individual investment. Other-than-temporary declines in the value of held-to-maturity investments are recorded as expense in the period the determination is made.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

d. Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Additions and improvements are capitalized, while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

e. Capitalized Software Development Costs

The Company capitalizes qualifying computer software costs incurred during the application development stage for internally developed software. Additionally, the Company capitalizes qualifying costs incurred for upgrades and enhancements to existing software that result in additional functionality. Costs related to preliminary project planning activities, post-implementation activities, maintenance and minor modifications are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life. There were no software development costs capitalized for the years ending December 31, 2013, 2012 or 2011.

Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During 2011, the Company recognized an impairment charge related to the development of the TASER Protector Platform that included $0.8 million of capitalized software development costs, following the Company’s decision to abandon this product line.

Amortization of capitalized software development costs related to the Company’s software as a service (“SaaS”) product, EVIDENCE.com, was $0.6 million, $1.2 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December, 31, 2013, no capitalized software development costs remain to be amortized.

f. Valuation of Goodwill, Intangibles and Long-lived Assets

In the fourth quarter of 2013, the Company recorded goodwill related to the Familiar business acquisition. The recoverability of goodwill will be evaluated and tested for impairment at least annually during the fourth quarter or more often, if and when circumstances indicate that goodwill may not be recoverable. Finite-lived intangible assets and other long-lived assets are amortized over their useful lives. Management evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and intangible assets may warrant revision or that the remaining balance of these assets, including intangible assets with indefinite lives, may not be recoverable.

Circumstances that might indicate long-lived assets might not be recoverable could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way our products are branded and marketed. When performing a review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows.

During 2011, the Company recognized an impairment charge of $1.4 million relative to its Protector product line following the Company’s decision to abandon ongoing operations for this product line. Further, the Company recognized a charge of $2.8 million during 2011, relative to the write-down / disposal of property and equipment. This charge relates to the disposal of surplus equipment for EVIDENCE.com operations, and impairment of production tooling related to the first generation AXON video product line and the TASER X3 CEW product line. No impairment losses were recorded in 2013 or 2012.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

g. Customer Deposits

The Company requires deposits in advance of shipment for certain customer sales orders. Customer deposits are recorded as a current liability in the accompanying consolidated balance sheets.

h. Revenue Recognition, Deferred Revenue and Accounts and Notes Receivable

The Company derives revenue from two primary sources: (1) the sale of physical products, including our CEWs, AXON cameras, corresponding extended warranties, and related accessories such as cartridges and batteries, and (2) subscription to our EVIDENCE.com digital evidence management SaaS (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, the Company also recognizes training and other revenue. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. Extended warranty revenue, SaaS revenue and related data storage revenue are recognized ratably over the term of the contract beginning on the commencement date of each contract.

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

EVIDENCE.com and AXON cameras are sold separately, but in most instances are sold together. In these instances, customers typically purchase and pay for the equipment and one year of EVIDENCE.com in advance. Additional years of service are generally billed annually over a specified service term, which has typically ranged from one to five years. AXON equipment has stand-alone value and represents a deliverable that is provided to the customer at the time of sale, while EVIDENCE.com services are provided over the specified term of the contract. The Company recognizes revenue for the AXON equipment at the time of the sale consistent with the discussion of multiple deliverable arrangements above. Revenue for EVIDENCE.com is deferred at the time of the sale and recognized over the service period. In certain circumstances, not all requirements are met for the recognition of revenue relative to equipment sold in conjunction with EVIDENCE.com at the time the equipment is provided to customers. In such circumstances, based on limitations associated with the consideration, the revenue may be recognized ratably over the specified term of the contract, or when all conditions for revenue recognition are met, if sooner.

In 2012, the Company introduced a program, the TASER Assurance Program (“TAP”) whereby a customer purchasing a product and joining the program will have the right to trade-in the original product for a new product of the same or like model in the future. Upon joining TAP, customers also receive an extended warranty for the initial products purchased and spare inventory. Under this program the customer generally pays additional annual installments over the contract period, generally three to five years. The Company records consideration received related to the future purchase as deferred revenue until all revenue recognition criteria are met, which is generally at the end of the contract period.

Sales tax collected on sales is netted against government remittances and thus, recorded on a net basis. Training revenue is recorded as the service is provided.

Deferred revenue consists of billings and/or payments received in advance related to products and services for which the criteria for revenue recognition have not yet been met. Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as long-term. Deferred revenue does not include future revenue from multi-year contracts for which no invoice has yet been created. Generally, customers are billed in annual installments. See Note 7 for further discussion of the Company’s deferred revenue.

Sales are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated potential losses. Uncollectable accounts are charged to expense when deemed uncollectible, and accounts and notes receivable are presented net of an allowance for doubtful accounts. This allowance represents management’s best estimate and is based on their judgment after considering a number of factors, including third-party credit reports, actual payment history, cash discounts, customer-specific financial information and broader market and economic trends and conditions.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company may, from time to time, enter into agreements with its customers to finance their purchases with a note receivable that may range in terms up to five years. Sales are recorded at the fair value of the note, which is generally sold and assigned to a third-party financing company. The terms of the assignments are such that the Company expects to receive payment within 30 days of the original sale. The assignments are non-recourse and the Company has no obligations or continuing involvement with the notes receivable. Prior to entering into an assignment, the Company evaluates the credit quality and financial condition of the third-party financing company. As of December 31, 2013, there was no balance in accounts and notes receivable related to such arrangements. As of December 31, 2012, there was a balance of $3.1 million, which was collected subsequent to year end, included in accounts and notes receivable related to such arrangements. The Company did not record any interest income on notes receivable due to minimal holding periods, nor has the Company recognized gains or losses upon the assignment of the notes.

i. Cost of Products Sold and Services Provided

Cost of products sold represents manufacturing costs, consisting of materials, labor and overhead related to finished goods and components. Shipping costs incurred related to product delivery are also included in cost of products sold. Cost of services provided includes third party cloud services, and software maintenance costs, including personnel costs, associated with providing EVIDENCE.com.

j. Advertising Costs

The Company expenses advertising costs in the period in which they are incurred. The Company incurred advertising costs of $0.2 million, $0.2 million and $0.3 million in the years ended December 31, 2013, 2012 and 2011, respectively. Advertising costs are included in sales, general and administrative expenses in the accompanying statements of operations.

k. Standard Warranties

The Company warrants its CEWs, StrikeLight, AXON cameras and ETMs from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for the standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. Future warranty costs are estimated based on historical data related to returns and warranty costs on a quarterly basis and this rate is applied to current product sales. Historically, reserve amounts have been increased if management becomes aware of a component failure that could result in larger than anticipated returns from customers. The accrued warranty liability expense is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.

The reserve for warranty returns is included in accrued liabilities on the condensed consolidated balance sheet. For the twelve months ended December 31, 2013, the warranty expense increased compared to the same period in the prior year primarily due to a specific reserve for a production run of Smart cartridges that had a higher than expected failure rate. During the third quarter of 2013, the Company recorded an increase in estimate related to the AXON flex on-officer camera, introduced in 2012, based on the analysis of actual return data. The X26P and AXON body were launched during 2013, which attributed to an increase in warranty expense because return estimates are less predictable than for product lines that have been in existence for more than one year. Additionally, during 2013 the Company’s product mix included products with a higher warranty cost as a percent of sales.

Changes in the Company’s estimated product warranty liabilities are as follows (in thousands):

Warranty Costs

	2013	2012	2011
Balance, January 1	$484	$427	$646
Utilization of accrual	(530)	(470)	(529)
Warranty expense	1,001	527	310

Balance, December 31	$955	$484	$427

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

l. Research and Development Expenses

The Company expenses as incurred research and development costs that do not meet the qualifications to be capitalized. The Company incurred research and development expense of $9.9 million, $8.1 million and $10.0 million in 2013, 2012 and 2011, respectively.

m. Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced through the establishment of a valuation allowance if, based upon available evidence, it is determined that it is more likely than not that the deferred tax assets will not be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Management also assesses whether uncertain tax positions, as filed, could result in the recognition of a liability for possible interest and penalties. The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. Refer to Note 10 for additional information regarding the change in unrecognized tax benefits.

n. Concentration of Credit Risk and Major Customers / Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts and notes receivable and cash. Sales are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Uncollectable accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts, which totaled $0.2 million as of December 31, 2013 and 2012. Historically, the Company has experienced a low level of write-offs related to doubtful accounts. During the year ended 2011, the Company recorded a reserve for bad debt expense of $0.3 million related to an account receivable from a distributor. Due to a modification of the business relationship between the Company and the distributor, the Company determined the receivable had been impaired and the entire balance should be reserved. During 2012, the balance on the account was collected. As the cash was collected, the Company reversed the allowance, resulting in a net credit to bad debt expense for the year ended December 31, 2012.

We maintain the majority of our cash, cash equivalents and investment accounts at three depository institutions. As of December 31, 2013, our aggregate balances in such accounts were $63.4 million. The Company’s balances with these institutions regularly exceed FDIC insured limits; however, to manage the related credit exposure, we continually monitor the credit worthiness of the financial institutions where we have deposits.

The Company sells its products primarily through a network of unaffiliated distributors. The Company also reserves the right to sell directly to the end user to secure the customer’s account. In 2013, 2012 and 2011 one distributor represented 12.2%, 12.8% and 12.7%, respectively, of total net sales with no other customers exceeding 10%.

At December 31, 2013, the Company had a trade receivable from one unaffiliated customer comprising 17.4% of the aggregate accounts receivable balance. At December 31, 2012, the Company had a trade note receivable from one unaffiliated customer comprising 17.2% of the aggregate accounts receivable balance. These customers are unaffiliated distributors of the Company’s products.

The Company currently purchases finished circuit boards and injection-molded plastic components from suppliers located in the U.S. Although the Company currently obtains many of these components from single source suppliers, the Company owns the injection molded component tooling used in their production. As a result, management believes it could obtain alternative suppliers in most cases without incurring significant production delays. The Company also purchases small, machined parts from a vendor in Taiwan, custom cartridge assemblies from a proprietary vendor in the U.S., and electronic components from a variety of foreign and domestic distributors. Management believes that there are readily available alternative suppliers in most cases who can consistently meet its needs for these components. The Company acquires most of its components on a purchase order basis and does not have long-term contracts with suppliers.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

o. Fair Value of Financial Instruments

The Company uses the fair value framework that prioritizes the inputs to valuation techniques for measuring financial assets and liabilities measured on a recurring basis and for non-financial assets and liabilities when these items are re-measured. Fair value is considered to be the exchange price in an orderly transaction between market participants, to sell an asset or transfer a liability at the measurement date. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

The Company has cash equivalents and investments, which at December 31, 2013 and 2012, were comprised of money market funds, state and municipal obligations, corporate bonds, and certificates of deposits. See additional disclosure regarding the fair value of the Company’s cash equivalents and investments in Note 2. Included in the balance of other assets as of December 31, 2013 is $0.4 million related to corporate-owned life insurance policies which are used to fund the Company’s deferred compensation plan. The Company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.

The Company’s financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.

p. Segment and Geographic Information

The Company is comprised of two reportable segments: the sale of CEWs, accessories and other products and services (the “TASER Weapons” segment); and the video business which includes the TASER Cam, AXON Video products and EVIDENCE.com (the “EVIDENCE.com & Video” segment). Reportable segments are determined based on discrete financial information reviewed by the Company’s Chief Executive Officer who is the Chief Operating Decision Maker (the “CODM”) for the Company. The Company organizes and reviews operations based on products and services, and currently there are no operating segments that are aggregated. The Company performs an annual analysis of its reportable segments. Additional information related to the Company’s business segments is summarized in Note 17.

For the three years ended December 31, 2013, 2012 and 2011, net sales by geographic area were as follows (in thousands):

	Year Ended December 31,
	2013		2012		2011
United States	$115,674	84%	$93,427	81%	$72,261	80%
Other Countries	22,157	16	21,326	19	17,767	20

Total	$137,831	100%	$114,753	100%	$90,028	100%

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Sales to customers outside of the U.S. are typically denominated in U.S. dollars and are attributed to each country based on the shipping address of the distributor or customer. For the three years ended December 31, 2013, 2012 and 2011, no individual country outside the U.S. represented more than 10% of net sales. Substantially all of the Company’s assets are located in the U.S.

q. Stock-Based Compensation

The Company calculates the fair value of stock options using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected life and risk-free interest rates. The fair value of restricted stock units is estimated as the closing price of our common stock on the date of grant.

No options were awarded during the years ended December 31, 2013 or 2012. The assumptions used for the year ended December 31, 2011 and the resulting estimates of weighted-average fair value per share of options granted during that period, excluding the effects of a prior exchange program, are as follows:

2011
Weighted average / range of volatility	56%
Risk-free interest rate	1.6
Dividend rate	—
Expected life of options	4.5 years
Weighted average fair value of options granted	$2.16

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

The estimated fair value of stock-based compensation awards is amortized to expense on a straight-line basis over the requisite service periods. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s forfeiture rate was calculated based on its historical experience of awards which ultimately vested. See Note 12 for further discussion of the Company’s stock-based compensation.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

r. Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted income per share reflects the potential dilution that would occur if outstanding stock options were exercised utilizing the treasury stock method. The calculation of the weighted average number of shares outstanding and earnings per share are as follows (in thousands except per share data):

	For the Year Ended December 31,
	2013	2012	2011
Numerator for basic and diluted earnings per share:
Net income (loss)	$18,244	$14,738	$(7,040)

Denominator:
Weighted average shares outstanding—basic	51,880	53,827	59,436
Dilutive effect of stock-based awards	2,272	896	—

Diluted weighted average shares outstanding	54,152	54,723	59,436

Anti-dilutive stock-based awards excluded (1)	507	3,205	6,972
Net income (loss) per common share:
Basic	$0.35	$0.27	$(0.12)
Diluted	0.34	0.27	(0.12)

(1)	For the year ended December 31, 2011, all outstanding awards were excluded from the computation of diluted net loss per common share because inclusion would be anti-dilutive, reducing the net loss per share. These figures also include performance-based options and RSUs for which the performance criteria have not been met.

s. Recently Issued Accounting Guidance

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) to standardize the balance sheet presentation of unrecognized tax benefits. This update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The new guidance is effective for fiscal years beginning after December 15, 2013, and early adoption is allowed. The adoption of this guidance will result in a reclassification on the Company’s consolidated balance sheet. Had the company adopted this guidance as of December 31, 2013, the balance of our long-term deferred tax asset would have decreased by approximately $1.5 million and the liability for unrecognized tax benefits would have decreased by the same amount.

In February 2013, the FASB issued an ASU requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) (“OCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance is effective for fiscal years beginning after December 15, 2012. The amendments do not change the current requirements for reporting net income or OCI in financial statements and our adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued an ASU to simplify the impairment testing for indefinite-lived intangibles by allowing an entity to first assess qualitative factors, considering the totality of events and circumstances, to determine that it is more likely than not that the carrying amount of a reporting unit is less than its fair value. If it is not, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. The new guidance was effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

t. Foreign Currency Translation

The Company’s foreign subsidiary uses the local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a component of accumulated OCI on the consolidated balance sheets.

2. Cash, Cash Equivalents and Investments

The following is a summary of cash, cash equivalents and held-to-maturity investments by type at December 31 (in thousands):

	December 31, 2013				December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Cash and money market funds	$42,226	$—	$—	$42,226	$36,127	$—	$—	$36,127
State and municipal obligations	10,807	14	—	10,821	—	—	—	—
Corporate bonds	7,743	2	(14)	7,731	1	—	—	1
Certificate of deposit	2,619	—	—	2,619	1,680	—	(1)	1,679

Total cash, cash equivalents and investments	$63,395	$16	$(14)	$63,397	$37,808	$—	$(1)	$37,807

The Company believes the unrealized losses on the Company’s investments are due to interest rate fluctuations. As these investments are either short-term in nature, are expected to be redeemed at par value and/or because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2013. None of Company’s investments have been in an unrealized loss position for more than one year

The following table summarizes the amortized cost and fair value of the short-term and long-term investments held by the Company at December 31, 2013 by contractual maturity (in thousands):

	Amortized Cost	Fair Value
Due in less than one year	$9,101	$9,103
Due after one year, through two years	12,023	12,022

Total short-term and long-term investments	$21,124	$21,125

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Measurement

During the year ended December 31, 2013, the Company changed how it categorizes certain instruments within the fair value hierarchy. Municipal bonds and certificates of deposits are now reported as valued using Level 2 valuation techniques, due to less than active trading for these instruments. Money market funds and corporate bonds are valued using Level 1 techniques. In prior periods, the Company considered all instruments as valued using Level 1 valuation techniques.

The following table presents information about the Company’s investments that are measured at fair value as of December 31, 2013, and indicates the fair value hierarchy of the valuation (in thousands):

	Amortized Cost	Quoted Prices in Active Markets for Identical Assets (Level 1)	Siginificant Other Observable Inputs (Level 2)	Significant Unbservable Inputs (Level 3)	Total Fair Value
Cash	$37,196	$37,196	$—	$—	$37,196
Money market funds	5,030	5,030	—	—	5,030
Certificates of deposit	2,619	—	2,619	—	2,619
Corporate bonds	7,743	7,732	—	—	7,732
State and municipal obligations	10,807	—	10,820	—	10,820

Total cash, cash equivalents and investments	$63,395	$49,958	$13,439	$—	$63,397

3. Inventory

Inventories consisted of the following at December 31 (in thousands):

	2013	2012
Raw materials	$7,376	$9,690
Work-in-process	44	131
Finished goods	4,688	3,492
Reserve for excess and obsolete inventory	(999)	(2,320)

Total inventory	$11,109	$10,993

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	Estimated
	Useful Life	2013	2012
Land	N/A	$2,900	$2,900
Building and leasehold improvements	39 years	13,922	13,862
Production equipment	3-7 years	18,047	18,180
Computer equipment	3-5 years	7,789	7,481
Furniture and office equipment	5-7 years	2,646	3,359
Vehicles	5 years	270	270
Website development costs	3 years	601	601
Capitalized software development costs	3 years	3,670	3,670
Construction-in-process	N/A	576	522

Total cost		50,421	50,845
Less: Accumulated depreciation		(31,378)	(28,893)

Property and equipment, net		$19,043	$21,952

During the year ended December 31, 2013 the Company recognized a net gain of $27,000 in write-down and disposal of property and equipment. During the years ended December 31, 2012 and 2011 the Company recognized $0.2 million and $2.8 million in the write-down and disposal of property and equipment, net. The 2011 amount consisted of the following: (i) $1.4 million for tooling relative to the first generation AXON equipment, which is discussed further above; (ii) $0.8 million relative to the decision to dispose of surplus equipment and billing software for EVIDENCE.com operations; and (iii) $0.6 million for tooling relative to the TASER X3.

Also in 2011, the Company recognized an impairment charge of $1.4 million following the Company’s determination to abandon the Protector product line, of which $0.7 million related to property and equipment. The write-off of the Protector product line is included in the loss on impairment line item in the accompanying consolidated statement of operations for the year ended December 31, 2011.

Depreciation and amortization expense relative to property and equipment, including equipment under capital lease, was $4.8 million, $6.3 million and $7.5 for the years ended December 31, 2013, 2012 and 2011, respectively, of which $3.7 million, $4.7 million and $5.2 million is included in cost of products sold and services provided for the respective years.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Goodwill and Intangible Assets

In the fourth quarter of 2013, the Company recorded goodwill related to the Familiar business acquisition. Goodwill is calculated as the excess of the purchase price over the fair value of the identifiable tangible and intangible assets. The balance of goodwill at December 31, 2013 was $2.2 million. The Company did not have goodwill at December 31, 2012.

Intangible assets (other than goodwill) consisted of the following (in thousands):

		December 31, 2013			December 31, 2012
		Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized:
Domain names	5 years	$125	$(102)	$23	$139	$(104)	$35
Issued patents	4-15 years	1,529	(441)	1,088	1,529	(361)	1,168
Issued trademarks	9-11 years	437	(147)	290	362	(102)	260

Total amortized		2,091	(690)	1,401	2,030	(567)	1,463

Not amortized:
TASER trademark		900		900	900		900
Patents and trademarks pending		1,015		1,015	954		954

Total not amortized		1,915		1,915	1,854		1,854

Total intangible assets		$4,006	$(690)	$3,316	$3,884	$(567)	$3,317

Amortization expense relative to intangible assets was $0.2 million, $0.1 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated amortization for intangible assets with definitive lives for the next five years is as follows for the year ended December 31 (in thousands):

2014	$156
2015	148
2016	141
2017	137
2018	127
Thereafter	692

Total	$1,401

6. Other Long-Term Assets

Other long-term assets include the cash surrender value of corporate-owned life insurance policies, long-term prepaid licenses and training equipment used on a recurring basis for the Company’s training programs.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Deferred Revenue

Deferred revenue consisted of the following at December 31 (in thousands):

	Year Ended December 31,
	2013	2012
Warranty	$15,889	$10,831
EVIDENCE.com	4,026	1,292
Other	304	—

Total deferred revenue	20,219	12,123
Total current portion of deferred revenue	6,878	4,287

Total long-term portion of deferred revenue	$13,341	$7,836

Included in the current portion of deferred revenue is approximately $2.0 million related to EVIDENCE.com and $4.9 million related to warranties. For more information relating to the Company’s revenue recognition policies please refer to Note 1(h).

8. Accrued Liabilities

Accrued liabilities consisted of the following at December 31 (in thousands):

	2013	2012
Accrued salaries and benefits	$2,328	$2,415
Accrued judgments and settlements	3,350	2,090
Accrued warranty expense	955	484
Accrued income and other taxes	233	296
Other accrued expenses	1,974	1,780

Accrued liabilities	$8,840	$7,065

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Commitments and Contingencies

a. Operating and capital lease obligations

The Company has entered into operating leases for various office space, storage facilities and equipment. Rent expense under all operating leases, including both cancelable and non-cancelable leases, was $1.5 million, $1.4 million and $1.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Included in property and equipment in the consolidated balance sheet as of December 31, 2013, is approximately $103,000 of office equipment the Company acquired under a capital lease during 2012. The leased equipment has an original cost of approximately $147,000 and associated accumulated amortization of approximately $44,000 as of December 31, 2013. The Company’s capital lease obligation as of December 31, 2013, was approximately $103,000 and bears an interest rate of 6.2%.

Future minimum lease payments under non-cancelable leases at December 31, 2013, are as follows (dollars in thousands):

	Operating	Capital
2014	$374	$38
2015	172	38
2016	89	22
2017	54	—
2018	—	—
Thereafter	—	—

Total minimum lease payments	$689	98

Less: Amount representing interest		5

Capital lease obligation		$103

b. Purchase commitments

The Company routinely enters into cancelable purchase orders with many of its key vendors. Based on the strategic relationships with many of these vendors, the Company’s ability to cancel these purchase orders and maintain a favorable relationship would be limited. As of December 31, 2013, the Company has $11.9 million of open purchase orders.

c. Litigation

Product Litigation

The Company is currently named as a defendant in 16 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CEW was used (or present) by law enforcement officers in connection with arrests or during training exercises. In addition, two other product litigation matters in which the Company is involved are currently on appeal. While the facts vary from case to case, the product liability claims are typically based on an alleged product defect resulting in injury or death, usually involving a failure to warn, and the plaintiffs are seeking monetary damages. The information throughout this note is current through the filing date of this Annual Report on Form 10-K.

As a general rule, it is the Company’s policy not to settle suspect injury or death cases. Exceptions are sometimes made where the settlement is strategically beneficial to the Company. Also, on occasion, the Company’s insurance company has settled such lawsuits over the Company’s objection where the risk is over the Company’s liability insurance deductibles. Due to the confidentiality of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not identify or comment on which specific lawsuits have been settled or the amount of any settlement.

In 2009, the Company implemented new risk management strategies, including revisions to product warnings and training to better protect both the Company and its customers from litigation based on ‘failure to warn’ theories – which comprise the vast majority of the cases against the Company. These risk management strategies have been highly effective in reducing the rate and exposure from litigation post-2009. From the third quarter of 2011 to the fourth quarter of 2013, product liability cases have been reduced from 55 active to 16 active cases, with one new lawsuit filed in the fourth quarter of 2013.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Management believes that pre-2009 cases have a different risk profile than cases which have occurred since the risk management procedures were introduced in 2009. Therefore, the Company necessarily treats certain pre-2009 cases as exceptions to the Company’s general no settlement policy in order to reduce caseload, legal costs and exposure. In November 2013, the Company agreed to settle two pre-2009 product liability lawsuits, where the Company had litigation exposure in excess of insurance coverage and the risk of potential high jury verdicts, for a combined total of $2.3 million. The costs of these settlements will be covered by insurance. The Company intends to continue its successful practice of aggressively defending and generally not settling litigation except in very limited and unusual circumstances as described above.

Turner (NC) lawsuit

The Turner (NC) lawsuit was tried in July 2011 and resulted in a jury verdict of $10.0 million against the Company. The Company filed post-trial motions seeking judgment as a matter of law notwithstanding the verdict and in the alternative, a new trial or alternatively, a remittitur of the jury award. Based on this verdict, the Company recorded litigation judgment expense of $3.3 million in 2011. During March 2012, the Federal District Court for the Western District of North Carolina granted the Company’s motion for remittitur and ordered the reduction of the original jury award from $10.0 million to approximately $4.4 million after offsets. On April 20, 2012, the court issued an order which adjusted the award to $5.5 million. On May 4, 2012, the court issued another order which entered judgment in the amount of $5.5 million plus costs and post-judgment interest. Based on this action by the court, the Company reversed a portion of the previously accrued litigation judgment during the year ended December 31, 2012, which resulted in a benefit of $2.2 million during the twelve months ended December 31, 2012, and leaving a reserve of $1.1 million on the Company’s balance sheet as of December 31, 2012.

The Company appealed this verdict. On November 11, 2013, the U.S. Court of Appeals for the Fourth Circuit issued its opinion affirming the district court’s judgment upholding the jury verdict imposing liability on the Company for its negligence and vacating the district court’s judgment with respect to the remitted award of compensatory damages. The Court of Appeals remanded the case to the district court for a new trial limited to the issue of damages. As such, the appellate bond previously required, was subsequently released. The Company subsequently requested a rehearing en banc which was denied by the Court of Appeals. The remanded issues are currently pending in the Federal District Court for the Western District of North Carolina. As of December 31, 2013, the Company’s reserve related to this case was reduced to zero. Although there is approximately $2.6 million of insurance coverage remaining for the 2008 policy year, which includes the Turner lawsuit, the outcome of any litigation is inherently uncertain. Should legal costs and other litigation activities related to the 2008 policy year exceed the remaining insurance coverage, the Company would incur additional expense, which could be material.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

With respect to each of the pending lawsuits, the following table lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter.

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status
Grable	Aug-08	6th Judicial Circuit Court, Pinellas County, FL	Training Injury	Discovery Phase
Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Discovery Phase
Derbyshire	Nov-09	Ontario, Canada Superior Court of Justice	Officer Injury	Discovery Phase
Thompson	Mar-10	11th Judicial Circuit Court, Miami-Dade County, FL	Suspect Injury During Arrest	Discovery Phase
Doan	Apr-10	The Queens Bench Alberta, Red Deer Judicial Dist.	Wrongful Death	Discovery Phase
Shymko	Dec-10	The Queens Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase
Juran	Dec-10	Hennepin County District Court, 4th Judicial District	Officer Injury	Discovery Phase
Wilson	May-11	US District Court, ED MO	Wrongful Death	Discovery Phase; trial scheduled for November 2014
Ramsey	Jan-12	17th Judicial Circuit Court, Broward County, FL	Wrongful Death	Discovery Phase
Mitchell	Apr-12	US District Court, ED MI	Wrongful Death	Discovery Phase,; trial scheduled June 2014
Firman	Apr-12	Ontario, Canada Superior Court of Justice	Wrongful Death	Pleading Phase
Ricks	May-12	US District Court, WD LA	Wrongful Death	Motion Phase
Miller	Jan-13	New Castle County Superior Court, DE	Wrongful Death	Discovery Phase
Salgado	Feb-13	US District Court, SD FL	Wrongful Death	Pleading Phase
Slade	Dec-13	US District Court, ED TX	Wrongful Death	Pleading Phase
Turner	Feb-10	US District Court, ED NC	Wrongful Death	Appeal fully briefed; Oral argument held September 2013; remanded to trial on damages only.

In addition, other product litigation matters in which the Company is involved that are currently on appeal are listed below:

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status
Bachtel	Aug-11	14th Judicial Circuit Court, Randolph County, MO	Wrongful Death	Appeal fully briefed; Oral Argument held on January 14, 2014.
Glowczenski	Oct-04	US District Court, ED NY	Wrongful Death	Notice of Appeal filed September 2013; Opening Brief was filed January 2014; Answering Brief is due April 2014.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cases that were dismissed or judgment entered during the fourth quarter of 2013 and through the filing date of this Annual Report on Form 10-K are listed in the table below. Cases that were dismissed or judgment entered in prior fiscal quarters are not included in this table.

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status
Armstrong	Apr-13	US District Court, MD NC	Wrongful Death	Voluntary Dismissal
Barnes	Apr-13	US District Court, WD PA	Wrongful Death	Voluntary Dismissal
Athetis	May-09	Superior Court, AZ	Wrongful Death	Motion for Summary Judgment
Duensing	Feb-12	US District Court, NV	Suspect Injury During Arrest	Motion to Dismiss
Rich	Feb-10	US District Court, NV	Wrongful Death	Voluntary Dismissal
Peppler	Apr-09	5th Judicial Court for Sumter CO, FL	Training Injury	Voluntary Dismissal
Wingard	Oct-12	US District Court, WD PA	Wrongful Death	Voluntary Dismissal
Manjares	Nov-12	US District Court, ED WA	Suspect Injury During Arrest	Voluntary Dismissal

The claims, and in some instances the defense, of each of these lawsuits have been submitted to the Company’s insurance carriers that maintained insurance coverage during the applicable periods. The Company continues to maintain product liability insurance coverage with varying limits and deductibles. The following table provides information regarding the Company’s product liability insurance. Remaining insurance coverage is based on information received from the Company’s insurance provider (in millions).

Policy Year	Policy Start Date	Policy End Date	Insurance Coverage	Deductible Amount	Defense Costs Covered	Remaining Insurance Coverage	Active Cases and Cases on Appeal
2004	12/01/03	12/01/04	$2.0	$0.1	N	$2.0	Glowczenski
2005	12/01/04	12/01/05	10.0	0.3	Y	7.0	n/a
2006	12/01/05	12/01/06	10.0	0.3	Y	3.7	n/a
2007	12/01/06	12/01/07	10.0	0.3	Y	8.0	n/a
2008	12/01/07	12/15/08	10.0	0.5	Y	2.6	Grable, Koon, Turner
2009	12/15/08	12/15/09	10.0	1.0	N	10.0	Derbyshire
2010	12/15/09	12/15/10	10.0	1.0	N	10.0	Thompson, Shymko, Doan, Juran
2011	12/15/10	12/15/11	10.0	1.0	N	10.0	Wilson, Bachtel
Jan—Jun 2012	12/15/11	06/25/12	7.0	1.0	N	7.0	Ramsey, Mitchell, Firman, Ricks
Jul—Dec 2012	06/25/12	12/15/12	12.0	1.0	N	12.0	n/a
2013	12/15/12	12/15/13	12.0	1.0	N	12.0	Miller, Salgado
2014	12/15/13	12/15/14	12.0	4.0	N	12.0	Slade

Other Litigation

In January 2011, the Company was served with a complaint in the matter of GEOTAG, Inc. v. TASER International, et. al. that was filed in the U.S. District Court for the Eastern District of Texas, Marshall Division, which alleges that a dealer geographical locator feature on TASER’s website infringes upon plaintiff’s US Patent No. 5,930,474. The complaint seeks a judgment of infringement, a permanent injunction against infringement, an award for damages, costs, expenses and prejudgment and post-judgment interest, and an award for enhanced damages and attorneys’ fees. TASER licensed this locator feature from a third party and has denied liability for infringement.

In July 2011, the Company filed a complaint against Karbon Arms, LLC for infringement of TASER’s U.S. Patent Nos. 7,800,885 and 7,782,592 in U.S. District Court for the District of Delaware seeking damages, injunctive relief and an award of attorneys’ fees. Karbon Arms filed a counterclaim on July 18, 2011, alleging invalidity and non-infringement of four of TASER’s patents, tortious interference with prospective contractual relations and false advertising under the Lanham Act. TASER thereafter filed counter-counterclaims for infringement of U.S. Patent Nos. 7,602,597 and 6,999,295. On January 10, 2014, a Judgment and Permanent Injunction were entered against Karbon Arms, LLC. This Judgment confirms that Karbon Arm’s accused products infringe the asserted claims of U.S. Patent Nos. 6,999,295; 7,782,592; and 7,800,885 and that these three patents are valid and enforceable. The Judgment also awarded TASER the sum of $2.4 million in damages. The Company has not recorded a receivable as of December 31, 2013 due to the uncertainty of collectability. Should the Company receive the funds from the award, a gain will be recognized at that time.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2012, the Company was served with a complaint in the matter of AA & Saba Consultants, Inc. v. TASER International, Inc. that was filed in the Superior Court for the County of Maricopa, Arizona, which alleges that the Company breached a contract by unilaterally terminating a distributor agreement between the Company and plaintiff without good cause. The complaint seeks an award for damages, costs, expenses and attorneys’ fees. TASER filed a counterclaim for breach of contract and fraud. During 2012, the Company made a settlement offer of $0.8 million to plaintiff which was recorded as an expense in SG&A. The offer was not accepted and thereafter was withdrawn. On February 28, 2014, the jury returned a verdict of $3.3 million against the Company. Judgment had not been entered at the time of this filing and the judgment is subject to an award of attorney’s fees. The Company believes the verdict is not supported by the evidence and intends to appeal. The Company recorded an additional $2.6 million of expense in the fourth quarter of 2013 in the litigation judgment line item on the income statement. Should the plaintiff be awarded reimbursement of legal fees, additional expense will be recorded by the Company.

General

From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. After carefully assessing the claim, and assuming we determine that we are not at fault or we disagree with the damages or relief demanded, we vigorously defend any lawsuit filed against the Company. The Company does not expect these lawsuits to individually, or in the aggregate, materially affect our business, results of operations or financial condition. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on our business, operating results or financial condition.

d. Employment Agreements

The Company has employment agreements with certain key executives. The Company may terminate the agreements with or without cause. Should the Company terminate the agreements without cause, or upon a change of control of the Company or death of the employee, the employee, or family of the employee, are entitled to additional compensation. Under these circumstances, these officers and employees may receive the amounts remaining under their contracts upon termination, which would total $0.8 million in the aggregate at December 31, 2013.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Income Taxes

Significant components of the Company’s deferred income tax assets and liabilities are as follows at December 31:

	2013	2012
Deferred income tax assets:
Net operating loss carryforward	$513	$47
Deferred warranty revenue	2,837	1,759
Inventory reserve	389	906
Non-qualified and non-employee stock option expense	3,518	3,682
Capitalized research and development	6,588	8,191
Alternative minimum tax carryforward	1,466	1,406
Research and development tax credit carryforward	3,165	2,936
Deferred legal settlement	1,294	723
IRC section 481(a) adjustment—tangible property	1,316	—
Reserves, accruals, and other	2,066	2,156

Total deferred income tax assets	23,152	21,806

Deferred income tax liabilities:
Depreciation	(2,136)	(662)
Amortization	(236)	(142)

Total deferred income tax liabilities	(2,372)	(804)

Net deferred income tax assets	$20,780	$21,002

The Company’s net deferred tax assets are presented as follows on the accompanying consolidated balance sheets at December 31:

	2013	2012
Current deferred tax assets, net	$7,101	$9,396
Long-term deferred tax assets, net	13,679	11,606

Total	$20,780	$21,002

The Company has deferred tax assets of $0.1 million related to state NOLs which expire at various dates between 2016 and 2031. The Company also has deferred tax assets of approximately $0.4 million related to federal NOLs which expire between 2031 and 2033, and are subject to limitation under IRC Section 382. The Company has Arizona R&D credit carry forwards for financial reporting purposes of $2.8 million, which expire at various dates between 2018 and 2028, and California R&D credit carry forwards for financial reporting purposes of $0.3 million which do not expire. The Company has a minimum tax credit carryover of $1.5 million which does not expire.

The Company recognizes the income tax benefits associated with certain stock compensation deductions only when such deductions produce a reduction to the Company’s actual tax liability. Accordingly, in 2013 and 2012, the Company recognized benefits of $6.8 million and $4.7 million, respectively, for the reduction of federal and state taxes payable, which was recorded as a credit to additional paid-in capital. At December 31, 2013 and 2012, the Company had income tax receivable of $2.3 million and $0.8 million, respectively.

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. Because a change in tax law is accounted for in the period of enactment, certain provisions of the Act benefitting the Company’s 2012 federal taxes, including the R&D credit, were not recognized in the Company’s 2012 financial results and instead are reflected in the Company’s 2013 financial results. A benefit of approximately $55,000 was accounted for in the tax provision for the year ended December 31, 2013.

In preparing the Company’s consolidated financial statements, management has assessed the likelihood that deferred income tax assets will be realized from future taxable income. In evaluating the ability to recover its deferred income tax assets, management considers all available evidence, positive and negative; including the Company’s operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred income tax assets will not be realized. Management exercises significant judgment in determining the Company’s provisions for income taxes, its deferred income tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred income tax assets.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of December 31, 2012, in part because in that year the Company achieved three years of cumulative pre-tax income in the U.S. federal and Arizona tax jurisdictions, management determined that sufficient positive evidence existed to conclude that it is more likely than not that additional deferred taxes related to Arizona R&D credits are realizable, and therefore, reversed in full the valuation allowance related to that item. As of December 31, 2013, the Company continues to demonstrate three-year cumulative pre-tax income in the U.S. federal and Arizona tax jurisdictions, and based on that and other available evidence, management has concluded that it is more likely than not that the Company’s deferred tax assets will be realized.

Significant components of the provision (benefit) for income taxes are as follows for the years ended December 31:

	2013	2012	2011
Current:
Federal	$7,963	$4,605	$133
State	987	666	59

Total current	8,950	5,271	192

Deferred:
Federal	764	3,168	(3,253)
State	(143)	(1,485)	771

Total deferred	621	1,683	(2,482)

Tax provision (benefit) recorded as an increase (decrease) in liability for unrecorded tax benefits	219	920	(299)

Provision (benefit) for income taxes	$9,790	$7,874	$(2,589)

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company is subject to federal, state, local and foreign taxes; however, no separate calculation of the foreign provision for deferred tax assets was calculated for the periods presented due to the minimal amount of book income in the Company’s foreign subsidiary and the comparability of the foreign tax rate to the tax rate in the U.S. A reconciliation of the Company’s effective income tax rate to the federal statutory rate for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Federal income tax at the statutory rate	$9,812	$7,914	$(3,370)
State income taxes, net of federal benefit	1,283	969	(357)
Permanent differences (i)	(96)	156	231
Research and development	(386)	(327)	(230)
Return to provision adjustment (ii)	(361)	(270)	(458)
Change in liability for unrecognized tax benefits	219	921	(299)
Incentive stock option detriment/(benefit)	(538)	174	449
Change in valuation allowance	—	(1,429)	1,429
Other	(143)	(234)	16

Povision (benefit) for income taxes	$9,790	$7,874	$(2,589)

Effective tax rate	34.9%	34.8%	26.9%

(i)	Permanent differences include certain expenses that are not deductible for tax purposes including lobbying fees as well as favorable items including the domestic production activities deduction
(ii)	The 2011 return to provision adjustment was driven by higher than estimated 2010 R&D tax credits, which increased the net tax benefit and therefore, reduced the effective tax rate. The 2012 return to provision adjustment was driven by higher than estimated 2011 R&D tax credits which increased the net tax benefit and therefore, reduced the effective tax rate. The 2013 return to provision adjustment was driven by the domestic production activities deduction which decreased taxable income, and therefore, reduced the effective tax rate.

The Company has completed research and development tax credit studies which identified approximately $9.8 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2013 tax years. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $3.0 million as of December 31, 2013. In addition, management accrued approximately $0.1 million for estimated uncertain tax positions related to certain state income tax liabilities. As of December 31, 2013, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $3.1 million be recognized, the Company’s effective tax rate would be favorably impacted.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations. As of December 31, 2013 and 2012, respectively, the Company had accrued interest of $12,000 and $0.

The following table presents a roll forward of our liability for unrecognized tax benefits, exclusive of accrued interest, as of December 31:

	2013	2012	2011
Balance, beginning of period	$2,903	$1,982	$2,282
Increase in previous year tax positions	57	659	—
Increase in current year tax positions	144	151	83
Increase (decrease) related to adjustment of previous estimates of activity	6	111	(383)

Balance, end of period	$3,110	$2,903	$1,982

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Federal income tax returns for 2004 through 2012 remain open to examination by the U.S. Internal Revenue Service (the “IRS”), while state and local income tax returns for 2004 through 2012 also remain open to examination. The 2004 through 2009 income tax returns are only open to the extent that net operating loss or other tax attributes carrying forward from those years were utilized in 2010 through 2013. The foreign tax returns for 2010 through 2012 also remain open to examination. The Company has not been notified by any major state tax jurisdiction that it will be subject to examination.

On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property. These final regulations apply to tax years beginning on or after January 1, 2014. Several of the provisions within the regulations will require a tax accounting method change to be filed with the IRS, resulting in a cumulative effect adjustment. To account for the adoption of these regulations and other related items, tangible property-related, long-term deferred tax liabilities increased by $1.3 million, with the offsetting increase to current deferred income tax assets.

11. Line of Credit

The Company has a $10.0 million revolving line of credit with a domestic bank. At December 31, 2013 and 2012, there were no borrowings under the line. As of December 31, 2013, the Company had letters of credit outstanding of $0.6 million under the facility and available borrowing of $9.4 million. The line is secured by the Company’s accounts receivable and inventory, and bears interest at varying rates (currently LIBOR plus 1.5% to prime). The line of credit matures on June 30, 2015, and requires monthly payments of interest only. The Company’s agreement with the bank requires it to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At December 31, 2013, the Company’s tangible net worth ratio was 0.39:1 and its fixed charge coverage ratio was 3.18:1. Accordingly, the Company was in compliance with these covenants.

12. Stockholders’ Equity

a. Common Stock and Preferred Stock

The Company has authorized the issuance of two classes of stock designated as “common stock” and “preferred stock,” each having a par value of $0.00001 per share. The Company is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.

b. Stock Repurchase

In February 2013, the Company announced that TASER’s Board of Directors authorized a stock repurchase program to acquire up to $25.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. Under this program, which was completed in the second quarter of 2013, the Company purchased approximately 3.0 million common shares under this program for a total cost of approximately $25.0 million, or a weighted average cost, including commissions, of $8.20 per share.

On April 25, 2012, TASER’s Board of Directors authorized a stock repurchase program to acquire up to $20.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. The Company purchased approximately 3.8 million common shares under this program for a total cost of $20.0 million, or a weighted average cost, including commissions, of $5.22 per share. The buyback was completed in the third quarter of 2012.

In March 2011 and July 2011, TASER’s Board of Directors authorized two stock repurchase programs to acquire up to $12.5 million and $20.0 million, respectively, of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. During 2011, the Company repurchased approximately 7.5 million shares under these programs for a total cost of $32.5 million, or a weighted average cost, including commissions, of $4.35 per share.

The Company does not currently have an open stock repurchase program.

c. Stock-based Compensation Plans

The Company has historically utilized stock-based compensation, consisting of restricted stock units (“RSUs”) and stock options, for key employees and non-employee directors as a means of attracting and retaining quality personnel. Service-based grants generally have a vesting period of three to four years and a contractual maturity of ten years. Performance-based grants generally have vesting periods ranging from one to four years and a contractual maturity of ten years.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On February 25, 2013, the Company’s Board of Directors approved the 2013 Stock Incentive Plan (the “2013 Plan) which was subsequently approved by stockholders at the Annual Meeting of Stockholders on May 23, 2013. Under the 2013 Plan, the Company reserved for future grants: (i) 1.6 million shares of common stock, plus (ii) the number of shares of common stock that were authorized but unissued under the Company’s 2009 Stock Incentive Plan (the “2009 Plan”) as of the effective date of the 2013 Plan, and (iii) the number of shares of stock that have been granted under the 2009 Plan that either terminate, expire or lapse for any reason after the effective date of the 2013 Plan. As of December 31, 2013, 2.3 million shares remain available for future grants. Shares issued upon exercise of stock awards from these plans have historically been issued from the Company’s authorized unissued shares.

d. Performance-based stock awards

The Company has issued performance-based stock options and performance-based RSUs, the vesting of which is contingent upon the achievement of certain performance criteria related to the operating performance of the Company as well as successful and timely development and market acceptance of future product introductions. In addition, certain of the performance RSUs have additional service requirements subsequent to the achievement of the performance criteria. Compensation expense is recognized over the implicit service period (the longer of the period the performance condition is expected to be achieved or the required service period) based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date.

e. Restricted Stock Units

The following table summarizes RSU activity for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant-Date	of	Grant-Date	of	Grant-Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Units outstanding, beginning of year	582,212	$5.42	1,096	$4.76	50	$4.24
Granted	1,054,293	10.72	713,148	5.40	1,046	4.78
Released	(257,693)	5.44	(97,007)	5.30	—
Forfeited	(99,689)	6.86	(35,025)	5.29	—

Units outstanding, end of year	1,279,123	9.67	582,212	5.42	1,096	4.76

Aggregate intrinsic value at year end	$20,312,473

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the period, which was $15.88 per share, multiplied by the number of restricted stock units. In 2013 and 2012, the Company granted approximately 0.3 million and 0.2 million performance-based RSUs, respectively (included in the table above). As of December 31, 2013, the performance criteria has been met for approximately 0.2 million of the 0.3 million performance-based RSUs outstanding. The Company recognized $1.4 million and $0.7 million of compensation expense related to performance-based RSUs during the twelve months ended December 2013 and 2012, respectively.

Certain RSUs that vested in 2013 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld were approximately 33,000 and had a value of approximately $0.3 million on their respective vesting dates as determined by the Company’s closing stock price. Payments for the employees’ tax obligations are reflected as a financing activity within the statement of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the amount of shares that would have otherwise been issued as a result of the vesting.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

f. Stock Option Activity

The following table summarizes stock option activity for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding, beginning of year	6,321,076	$6.05	7,576,493	$5.75	7,507,236	$5.71
Granted	—		—		1,018,182	4.65
Exercised	(2,671,058)	5.75	(784,383)	2.46	(539,923)	2.64
Expired / terminated	(284,326)	7.83	(471,034)	7.15	(409,002)	6.38

Options outstanding, end of year	3,365,692	6.15	6,321,076	6.05	7,576,493	5.75

Options exercisable, end of year	3,217,146	6.22	5,278,243	6.31	6,432,667	6.02

Options expected to vest, end of year	103,362	4.54

The weighted average grant-date fair value of options granted for the year ended December 31, 2011 was $2.16. No stock options were granted in 2013 or 2012. Total intrinsic value of options exercised was $15.7 million, $3.2 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. The intrinsic value for options exercised was calculated as the difference between the exercise price of the underlying stock option awards and the market price of the Company’s common stock on the date of exercise.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2013:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
	Number of	Average	Remaining	Number of	Average	Remaining
Range of	Options	Exercise	Contractual	Options	Exercise	Contractual
Exercise Price	Outstanding	Price	Life (Years)	Exercisable	Price	Life (Years)
$3.53 - $5.00	1,886,679	$4.62	5.9	1,739,833	$4.63	5.8
$5.01 - $7.00	528,221	5.60	5.2	526,521	5.60	5.1
$7.01 - $10.00	649,381	7.72	3.0	649,381	7.72	3.0
$10.01 - $15.00	194,763	10.31	3.4	194,763	10.31	3.4
$15.01 - $29.83	106,648	18.69	0.4	106,648	18.69	0.4

$3.53 - $29.83	3,365,692	6.15	4.9	3,217,146	6.22	4.8

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2013, was $33.1 million and $31.4 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock of $15.88 on December 31, 2013.

At December 31, 2013, the Company had 0.1 million unvested options outstanding with a weighted average exercise price of $4.58 per share, weighted average fair value of $2.18 per share and weighted average remaining contractual life of 6.8 years. The aggregate intrinsic value of unvested options at December 31, 2013 was $1.7 million.

The Company granted approximately 1.0 million performance-based stock options (included in the table above) from 2008 through 2011. As of December 31, 2013, approximately 0.4 million performance-based stock options are outstanding, of which less than 50,000 are unvested. Of the unvested performance options, 17,000 are expected to vest. The aggregate grant-date fair value of the 0.4 million performance-based stock options vested and expected to vest as of December 31, 2013 is approximately $1.0 million. The Company recognized $0.1 million, $0.1 million and $0.3 million of stock-based compensation expense related to performance-based stock options during 2013, 2012 and 2011, respectively.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

g. Stock-based Compensation Expense

The Company accounts for stock-based compensation using the fair-value method. Reported stock-based compensation was classified as follows for the years ended December 31 (in thousands):

	2013	2012	2011
Cost of products sold	$175	$172	$121
Sales, general and administrative expenses	3,158	2,647	2,291
Research and development expenses	1,007	603	626

Total stock-based compensation	$4,340	$3,422	$3,038

Total stock-based compensation expense recognized in the statements of operations for the years ended December 31, 2013, 2012 and 2011 includes $0.1 million, $0.5 million and $1.3 million, respectively, related to ISOs for which no tax benefit is recognized. The Company recorded a tax benefit in 2013, 2012, and 2011 of $6.8 million, $4.7 million, and $10,000, respectively, to offset taxes payable related to the non-qualified disposition of ISOs exercised and sold. The total future tax benefits related to non-qualified and restricted stock units was $3.5 million and $3.7 million as of December 31, 2013 and 2012, respectively.

As of December 31, 2013, there was $8.6 million in unrecognized compensation costs related to RSUs and $0.1 million of unrecognized compensation expense related to stock options granted under our stock plans. We expect to recognize the cost related to the RSUs and stock options over weighted average periods of 31 months and 12 months, respectively.

13. Related Party Transactions

The Company engages Mark Kroll, a member of the Board of Directors, to provide consulting services. The expenses related to these services were $0.2 million for each of the years ended December 31, 2013, 2012 and 2011. At December 31, 2013 and 2012, the Company had accrued liabilities of approximately $12,000 and $6,000, respectively, related to these services.

14. Employee Benefit Plans

The Company has a defined contribution profit sharing 401(k) plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation.

In addition, during the third quarter of 2013, the Company implemented a non-qualified deferred compensation plan for certain executives, key employees and non-employee directors through which participants may elect to postpone the receipt and taxation of a portion of their compensation, including stock-based compensation, received from the Company. The non-qualified deferred compensation plan allows eligible participants to defer up to 80% of their base salary and up to 100% of other types of compensation. The plan also allows for (i) matching and discretionary employer contributions and (ii) the deferral of vested RSU awards. Employee deferrals are deemed 100% vested upon contribution. Distributions from the plan are made upon retirement, death, separation of service, specified date or upon the occurrence of an unforeseeable emergency. Distributions can be paid in a variety of forms from lump sum to installments over a period of years. Participants in the plan are entitled to select from a wide variety of investments available under the plan and are allocated gains or losses based upon the performance of the investments selected by the participant. All gains or losses are allocated fully to plan participants and the Company does not guarantee a rate of return on deferred balances. Assets related to this plan consist of corporate-owned life insurance contracts and are included in other assets in the consolidated balance sheets. Participants have no rights or claims with respect to any plan assets and any such assets are subject to the claims of the Company’s general creditors.

Contributions to the plans are made by both the employee and the Company. Company contributions are based on the level of employee contributions and are immediately vested. The Company’s matching contributions to the plan for the years ended December 31, 2013 and 2012, were approximately $0.7 million and $0.5 million, respectively. The Company expects to make matching contributions to the non-qualified deferred compensation plan related to the year ended December 31, 2013, of approximately $13,000. Future matching or profit sharing contributions to the plans are at the Company’s sole discretion.

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Business Acquisition

On October 7, 2013, the Company entered into a definitive agreement to acquire Familiar, Inc. (“Familiar”) for $1.3 million in cash, net of cash acquired, and 107,749 shares of common stock. Familiar’s employees include application developers experienced in digital video management. The Familiar employees will conduct research and development initiatives for technologies in law enforcement, focused specifically on new revenue opportunities within the EVIDENCE.com & Video segment. The Company will not continue to develop or market products and services previously provided by Familiar.

The aggregate purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired, which totaled $2.2 million, has been allocated to goodwill. The estimated fair values of acquired assets and liabilities could change as additional information is received and certain tax returns are finalized. The Company expects to finalize the valuation as soon as practicable, but not later than one-year from the acquisition date. Any subsequent changes to the purchase price allocations will result in a corresponding adjustment to goodwill. The Company does not consider the acquisition to be material and is not providing pro-forma disclosures to disclose the impact of the acquired business on operations.

16. Joint Venture Agreement

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

On November 2, 2010, the Company entered into a revised agreement with RouteCloud and the other parties to the Protector Group Agreement, pursuant to which, among other things, the original Protector Group Agreement was terminated retroactively, effective as of September 29, 2010. The new agreement also provided that the Company would (i) reimburse RouteCloud the sum of $75,000 for certain transition expenses, (ii) assume responsibility for the ongoing development, marketing, sale and support of Protector Products, (iii) offer employment or consulting arrangements to certain RouteCloud personnel, and (iv) pay RouteCloud royalties on the sale of Protector Products.

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

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Segment Data

The Company’s operations are comprised of two reportable segments: the sale of CEWs, accessories and other products and services (the “TASER Weapons” segment); and the video business, which includes the TASER Cam, AXON video products and EVIDENCE.com (the “EVIDENCE.com & Video” segment). The Company includes only revenues and costs directly attributable to the EVIDENCE.com & Video segment in that segment. Included in EVIDENCE.com & Video segment costs are: costs of sales for both products and services, overhead allocation based on direct labor, selling expense for the video sales team, video product management expenses, video trade shows and related expenses, and research and development for products included in the EVIDENCE.com & Video segment. All other costs are included in the TASER Weapons segment. The CODM does not review assets by segment as part of the financial information provided; therefore, no asset information is provided in the following tables.

Information relative to the Company’s reportable segments is as follows (in thousands):

	2013
	TASER Weapons	EVIDENCE.com & Video	Total
Product sales	$127,474	$8,649	$136,123
Service revenue	—	1,708	1,708

Net sales	127,474	10,357	137,831

Cost of products sold	44,025	6,074	50,099
Cost of services delivered	—	1,889	1,889

Gross margin	83,449	2,394	85,843

Sales, general & administrative	40,201	6,383	46,584
Research & development	4,311	5,577	9,888
Litigation judgment recovery	1,450	—	1,450
Gain on write down / disposal of property and equipment, net	(27)	—	(27)

Income (loss) from operations	$37,514	$(9,566)	$27,948

Purchase of property and equipment	$1,324	$459	$1,783
Purchase of intangible assets	307	16	323
Depreciation and amortization	4,011	1,120	5,131

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2012
	TASER Weapons	EVIDENCE.com & Video	Total
Product sales	$109,055	$5,071	$114,126
Service revenue	—	627	627

Net sales	109,055	5,698	114,753

Cost of products sold	39,350	3,773	43,123
Cost of services delivered	—	3,915	3,915

Gross margin	69,705	(1,990)	67,715

Sales, general & administrative	35,576	3,510	39,086
Research & development	3,938	4,201	8,139
Litigation judgment	(2,200)	—	(2,200)
Loss on write down / disposal of property and equipment, net	161	—	161

Income (loss) from operations	$32,230	$(9,701)	$22,529

Purchase of property and equipment	$922	$412	$1,334
Purchase of intangible assets	429	—	429
Depreciation and amortization	4,327	2,192	6,519

	2011
	TASER Weapons	EVIDENCE.com & Video	Total
Product sales	$86,675	$3,001	$89,676
Service revenue	—	352	352

Net sales	86,675	3,353	90,028

Cost of products sold	34,213	2,693	36,906
Cost of services delivered	—	4,847	4,847
Excess inventory charges	1,749	1,997	3,746

Gross margin	50,713	(6,184)	44,529

Sales, general & administrative	34,794	3,207	38,001
Research & development	5,445	4,544	9,989
Litigation judgment	3,301	—	3,301
Loss on impairment	1,354	—	1,354
Loss on write down / disposal of property and equipment, net	643	2,157	2,800

Income (loss) from operations	$5,176	$(16,092)	$(10,916)

Purchase of property and equipment	$1,501	$353	$1,854
Purchase of intangible assets	413	—	413
Depreciation and amortization	5,409	2,688	8,097

TASER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. Selected Quarterly Financial Data (unaudited)

Selected quarterly financial data for years ended December 31, 2013 and 2012 follows (in thousands):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Net sales	$30,434	$32,175	$35,197	$40,025
Gross margin	18,451	19,742	22,096	25,554
Net income	3,298	4,457	5,114	5,375
Basic net income per share	$0.06	$0.09	$0.10	$0.10
Diluted net income per share	0.06	0.08	0.10	0.10

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net sales	$25,641	$28,223	$28,773	$32,116
Gross margin	15,241	16,503	16,803	19,168
Net income	3,804	3,442	3,677	3,815
Basic net income per share	$0.07	$0.06	$0.07	$0.07
Diluted net income per share	0.07	0.06	0.07	0.07

The following significant charges were incurred during 2013:

•	Reversal of litigation judgment reserve of $1.1 million, recorded in the fourth quarter of 2013.

•	Accrual of litigation judgment expense of $2.6 million, recorded in the fourth quarter of 2013.

The following significant charges were incurred during 2012:

•	Reversal of litigation judgment reserve of $2.2 million, recorded in the first quarter of 2012.

19. Supplemental Disclosure to Cash Flows

Supplemental non-cash and other cash flow information are as follows for the years ended December 31 (in thousands),

	2013	2012	2011
Cash paid for income taxes—net	$3,625	$1,079	$52
Non Cash Transactions:
Stock issued for business acquisition	$1,578	$—	$—
Property and equipment purchases in accounts payable	279	113	81
Purchase of assets under capital lease obligations	—	147	—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

TASER International, Inc.

We have audited the accompanying consolidated balance sheets of TASER International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TASER International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 10, 2014, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Phoenix, AZ
March 10, 2014

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated under the supervision of our CEO and our CFO, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our CEO and our CFO have concluded that as of December 31, 2013 our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment was supported by testing and monitoring performed by our Internal Audit organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Grant Thornton LLP, who also audited our consolidated financial statements, assessed the effectiveness of our internal control over financial reporting. Grant Thornton LLP has issued their attestation report, which is included herein.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2013, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

TASER International, Inc.

We have audited the internal control over financial reporting of TASER International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 10, 2014, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Phoenix, Arizona
March 10, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013.

Item 11.	Executive Compensation

The information required to be disclosed by this item is incorporated herein by reference to our 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

A description of our equity compensation plans approved by our stockholders is included in Note 12 (c) to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The following table provides details of our equity compensation plans at December 31, 2013:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b) (1)	Number of Securities Remaining Under Equity Compensation Plans for Future Issuance (c)
Equity compensation plans approved by security holders	4,644,815	$6.15	2,297,019
Equity compensation plans not approved by security holders	—		—

Total	4,644,815	$6.15	2,297,019

(1)	The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of restricted stock units which have no exercise price.

All other information required to be disclosed by this item is incorporated herein by reference to our 2014 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this item is incorporated herein by reference to our 2014 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required to be disclosed by this item is incorporated herein by reference to our 2014 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Consolidated financial statements: All consolidated financial statements as set forth under Part II, Item 8 of this report.

2.	Supplementary Financial Statement Schedules: Schedule II — Valuation and Qualifying Accounts

Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report. (Dollars in thousands)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Allowance for doubtful accounts:
Year ended December 31, 2013	$200	$24	$—	$(24)	$200
Year ended December 31, 2012	450	(242)	—	(8)	200
Year ended December 31, 2011	200	296	—	(46)	450
Allowance for excess and obsolete inventory:
Year ended December 31, 2013	$2,320	$595	$—	$(1,916)	$999
Year ended December 31, 2012	4,431	554	—	(2,665)	2,320
Year ended December 31, 2011	351	4,610	—	(530)	4,431
Warranty reserve:
Year ended December 31, 2013	$484	$1,001	$—	$(530)	$955
Year ended December 31, 2012	427	527	—	(470)	484
Year ended December 31, 2011	646	310	—	(529)	427

3. Exhibits:

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))

3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))

3.3	Certificate of Amendment to Certificate of Incorporation dated September 1, 2004 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB, filed March 31, 2005)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))

10.1*	Executive Employment Agreement with Patrick W. Smith, dated July 1, 1998 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658))

10.2*	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658))

10.3*	Form of Indemnification Agreement between the Company and its officers (incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2 effective May 11, 2001 (Registration No. 333-55658))

10.4*	1999 Stock Option Plan (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))

10.5*	2001 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))

10.6*	Executive Employment Agreement with Douglas E. Klint, dated December 15, 2002 (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-KSB, filed March 14, 2003)

10.7	Credit Agreement dated June 22, 2004, between the Company and Bank One (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-KSB, filed March 31, 2005)

10.8	Amendment to Credit Agreement dated as of October 31, 2006 between the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.8 to Form 8-K, filed November 6, 2006)

10.9*	Executive Employment Agreement with Daniel Behrendt, dated April 28, 2004 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-KSB, filed March 31, 2005)

10.10*	2004 Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-KSB, filed March 31, 2005)

10.11*	2004 Outside Director Stock Option Plan, as amended (incorporated by reference to exhibit 10.11 to the Annual Report on Form 10-KSB, filed March 31, 2005)

10.12*	2009 Stock Incentive Plan. (incorporated by reference to Appendix A to the 2009 Proxy Statement, filed April 15, 2009)

10.13	Amendment to Credit Agreement dated as of June 23, 2011 between the Company and JP Morgan Chase Bank, N.A (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q, filed August, 8, 2011)

10.14	Amendment to Credit Agreement dated as of June 20, 2012 between the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q, filed August 9, 2012)

10.15*	Executive Employment Agreement with Jeff Kukowski, dated August 9, 2010 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K, filed March 8, 2013)

10.16*	2013 Stock Incentive Plan (incorporated by reference to Appendix of the 2013 Proxy Statement, filed on April 3, 2013)

10.17*	TASER International, Inc. Deferred Compensation Plan (incorporated by reference to exhibit 1-.1 to Form 8K, filed on July 12, 2013)

10.21	Note Modification Agreement dated as of August 15, 2013, between the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed November 5, 2013)

21.1**	List of Subsidiaries

23.1**	Consent of Grant Thornton, LLP, independent registered public accounting firm

24.1	Powers of attorney (see signature page)

31.1**	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2**	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Instance Document

101	SBRL Taxonomy Extension Schema Document

101	XBRL Taxonomy Calculation Linkbase Document

101	XBRL Taxonomy Label Linkbase Document

101	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.

Date: March 10, 2014
	By:	/s/ PATRICK W. SMITH
Chief Executive Officer, Director

Date: March 10, 2014	By:	/s/ DANIEL M. BEHRENDT
Chief Financial Officer
(Principal Financial and
Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick W. Smith his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, including all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW R. MCBRADY	Director	March 10, 2014
Matthew R. McBrady

/s/ HADI PARTOVI	Director	March 10, 2014
Hadi Partovi

/s/ JUDY MARTZ	Director	March 10, 2014
Judy Martz

/s/ MARK W. KROLL	Director	March 10, 2014
Mark W. Kroll

/s/ MICHAEL GARNREITER	Director	March 10, 2014
Michael Garnreiter

/s/ JOHN S. CALDWELL	Director	March 10, 2014
John S. Caldwell

/s/ RICHARD H. CARMONA	Director	March 10, 2014
Richard H. Carmona