Form 10-Q
period 2014-03-31
TASER INTERNATIONAL INC
filed 2014-05-06
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

There were 53,866,585 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of April 25, 2014.

TASER INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TASER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$45,133	$42,271
Short-term investments	17,700	9,101
Accounts and notes receivable, net of allowance of $200 as of March 31, 2014 and December 31, 2013	20,501	22,488
Inventory, net	13,252	11,109
Prepaid expenses and other current assets	9,398	5,397
Deferred income tax assets, net	7,101	7,101

Total current assets	113,085	97,467
Property and equipment, net	18,398	19,043
Deferred income tax assets, net	12,001	13,679
Intangible assets, net	3,264	3,317
Goodwill	2,235	2,235
Long-term investments	14,674	12,023
Other assets	1,105	618

Total assets	$164,762	$148,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,013	$6,221
Accrued liabilities	9,407	8,840
Current portion of deferred revenue	7,414	6,878
Customer deposits	543	1,154
Current portion of capital lease payable	37	36

Total current liabilities	24,414	23,129
Deferred revenue, net of current portion	14,112	13,341
Liability for unrecorded tax benefits	1,837	3,122
Other long-term liabilities	555	376
Long-term portion of capital lease payable	58	67

Total liabilities	40,976	40,035

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized; no shares issued at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.00001 par value per share; 200 million shares authorized; 53,994,484 and 52,725,247 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	151,461	139,424
Treasury stock at cost, 16,412,755 shares at March 31, 2014 and December 31, 2013	(92,203)	(92,203)
Retained earnings	64,519	61,127
Accumulated other comprehensive income (loss)	8	(2)

Total stockholders’ equity	123,786	108,347

Total liabilities and stockholders’ equity	$164,762	$148,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Net sales	$36,185	$30,434
Cost of products sold and services delivered	13,977	11,983

Gross margin	22,208	18,451
Sales, general and administrative expenses	13,746	11,181
Research and development expenses	3,606	2,013

Income from operations	4,856	5,257
Interest and other income (expense), net	30	(23)

Income before provision for income taxes	4,886	5,234
Provision for income taxes	1,495	1,936

Net income	$3,391	$3,298

Income per common and common equivalent shares
Basic	$0.06	$0.06
Diluted	$0.06	$0.06
Weighted average number of common and common equivalent shares outstanding
Basic	53,190	52,746
Diluted	55,124	54,600

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net income	$3,391	$3,298
Foreign currency translation adjustments	10	(18)

Comprehensive income	$3,401	$3,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$3,391	$3,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,162	1,419
Loss (gain) on write down / disposal of property and equipment, net	15	(29)
Loss on disposal of intangibles	80	96
Bond premium amortization	192	—
Provision for doubtful accounts	1	—
Provision for excess and obsolete inventory	7	46
Provision for warranty	306	169
Stock-based compensation expense	1,177	923
Deferred income taxes	6,401	1,732
Provision for unrecognized tax benefits	(1,285)	58
Excess tax benefit from stock-based compensation	(4,723)	(1,910)
Change in assets and liabilities:
Accounts and notes receivable	1,986	1,294
Inventory	(2,150)	(894)
Prepaid Expenses and other assets	(4,574)	(1,134)
Accounts payable and accrued liabilities	1,628	(2,093)
Deferred revenue	1,307	1,659
Customer deposits	(611)	(115)

Net cash provided by operating activities	4,310	4,519

Cash Flows from Investing Activities:
Purchases of investments	(13,822)	—
Proceeds from call / maturity of investments	2,380	1,680
Purchases of property and equipment	(799)	(383)
Proceeds from disposal of fixed assets	—	34
Purchases of intangible assets	(67)	(104)

Net cash provided by (used in) investing activities	(12,308)	1,227

Cash Flows from Financing Activities:
Repurchase of common stock	—	(5,351)
Proceeds from options exercised	7,275	307
Payroll tax payments for net-settled stock awards	(1,138)	(178)
Excess tax benefit from stock-based compensation	4,723	1,910
Payments on capital lease obligation	(8)	(8)

Net cash provided by (used in) financing activities	10,852	(3,320)

Effect of exchange rate change on cash and cash equivalents	8	27
Net increase in cash and cash equivalents	2,862	2,453
Cash and cash equivalents, beginning of period	42,271	36,127

Cash and cash equivalents, end of period	$45,133	$38,580

Supplemental Disclosure:
Cash paid for income taxes—net	$50	$50
Non-Cash Transactions:
Property and equipment purchases in accounts payable	$114	$227

The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

TASER International, Inc. (the “Company” or “TASER” or “we” or “our”) is a developer and manufacturer of advanced conducted electrical weapons (“CEWs”) designed for use in law enforcement, federal, military, corrections, private security and personal defense. In addition, the Company has developed full technology solutions for the capture, storage and management of video/audio evidence as well as other tactical capabilities for use in law enforcement. The Company sells its products worldwide through its direct sales force, distribution partners, online store and third-party resellers. The Company was incorporated in Arizona in September 1993, and reincorporated in Delaware in January 2001. The Company’s corporate headquarters and manufacturing facilities are located in Scottsdale, Arizona. The Company’s software development business unit facilities are located in Santa Barbara, California, and Seattle, Washington.

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

a. Basis of presentation, preparation and use of estimates

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended December 31, 2013, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these condensed consolidated financial statements include:

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

b. Segment information

The Company is comprised of two reportable segments: the sale of CEWs, accessories and other related products and services (the “TASER Weapons” segment); and the video business which includes the TASER Cam, AXON video products and EVIDENCE.com (the “EVIDENCE.com & Video” segment). Reportable segments are determined based on discrete financial information reviewed by the Company’s Chief Executive Officer who is the Chief Operating Decision Maker (the “CODM”) for the Company. The Company organizes and reviews operations based on products and services, and currently, there are no operating segments that are aggregated. The Company performs an annual analysis of its reportable segments. Additional information related to the Company’s segments is summarized in Note 13.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

c. Geographic information and major customers

For the three months ended March 31, 2014 and 2013, net sales by geographic area were as follows:

	Three Months Ended March 31,
	2014		2013
United States	$25,576	71%	$27,314	90%
Other Countries	10,609	29	3,120	10

Total	$36,185	100%	$30,434	100%

Sales to customers outside of the United States are typically denominated in U.S. dollars and are attributed to each country based on the shipping address of the distributor or customer. For the three months ended March 31, 2014 and 2013, no individual country outside of the United States represented greater than 10% of total net sales. Sales in the international market generally are larger and occur more intermittently than in the domestic market due to the profile of the Company’s customers.

For the three months ended March 31, 2014, no customers represented more than 10% of total net sales. In the three months ended March 31, 2013, one distributor represented approximately 13.7% of total net sales. At March 31, 2014, the Company had receivables from two customers comprising approximately 11.0% and 10.3% of its aggregate accounts receivable balance, respectively. At December 31, 2013, the Company had a receivable from one customer comprising 17.4% of the aggregate accounts receivable balance.

d. Income per common share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted income per share is calculated based on the weighted average number of common shares outstanding for the period plus the dilutive effect of stock options and restricted stock units using the treasury stock method. The calculation of the weighted average number of shares outstanding and income per share are as follows (in thousands except per share data):

	Three Months Ended March 31,
	2014	2013
Numerator for basic and diluted earnings per share:
Net income	$3,391	$3,298

Denominator:
Weighted average shares outstanding—basic	53,190	52,746
Dilutive effect of stock-based awards	1,934	1,854

Diluted weighted average shares outstanding	55,124	54,600

Anti-dilutive stock-based awards excluded	315	1,232

Net income per common share:
Basic	$0.06	$0.06
Diluted	$0.06	$0.06

e. Revenue recognition

The Company derives revenue from two primary sources: (1) the sale of physical products, including our CEWs, AXON cameras, corresponding extended warranties, and related accessories such as cartridges and batteries, and (2) subscription to our EVIDENCE.com digital evidence management Software-as-a-Solution (“SaaS”) (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, the Company also recognizes training and other revenue. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. Extended warranty revenue, SaaS revenue and related data storage revenue are recognized ratably over the term of the contract beginning on the commencement date of each contract.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue arrangements with multiple deliverables are divided into separate units and revenue is allocated using the relative selling price method based upon vendor-specific objective evidence of selling price, or third-party evidence of the selling prices if vendor-specific objective evidence of selling prices does not exist. If neither vendor-specific objective evidence nor third-party evidence exists, management uses its best estimate of selling price.

The Company offers customers the right to purchase extended warranties that include additional services and coverage beyond the limited warranty for certain products. Revenue for extended warranty purchases is deferred at the time of sale and recognized over the warranty period commencing on the date of sale. Extended warranties range from one to five years.

EVIDENCE.com and AXON cameras are sold separately, but in most instances are purchased together. In these instances, customers typically purchase and pay for the equipment and one year of EVIDENCE.com in advance. Additional years of service are generally billed annually over a specified service term, which has typically ranged from one to five years. AXON equipment has stand-alone value and represents a deliverable that is provided to the customer at the time of sale, while EVIDENCE.com services are provided over the specified term of the contract. The Company recognizes revenue for the AXON equipment at the time of the sale consistent with the discussion of multiple deliverable arrangements above. Revenue for EVIDENCE.com is deferred at the time of the sale and recognized over the service period. In certain circumstances, not all requirements are met for the recognition of revenue relative to equipment sold in conjunction with EVIDENCE.com at the time the equipment is provided to customers. In such circumstances, based on limitations associated with the consideration, the revenue may be recognized ratably over the specified term of the contract, or when all conditions for revenue recognition are met, if sooner.

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

Deferred revenue consists of billings and/or payments received in advance related to products and services for which the criteria for revenue recognition have not yet been met. Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as long-term. Deferred revenue does not include future revenue from multi-year contracts for which no invoice has yet been created. Generally, customers are billed in annual installments. See Note 5 for further discussion of the Company’s deferred revenue.

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

The Company may, from time to time, enter into agreements with its customers to finance a customer’s purchases with a note receivable that may range in terms up to five years. Sales are recorded at the fair value of the note, which is generally sold and assigned to a third-party financing company. The terms of the assignments are such that the Company expects to receive payment within 30 days of the original sale. The assignments are non-recourse and the Company has no obligations or continuing involvement with the notes receivable. Prior to entering into an assignment, the Company evaluates the credit quality and financial condition of the third-party financing company. As of March 31, 2014 and December 31, 2013 there was $0.2 million and $0 in accounts and notes receivable related to such arrangements, respectively. The Company did not record any interest income on notes receivable due to minimal holding periods, nor has the Company recognized gains or losses upon the assignment of the notes.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

f. Warranty costs

The Company warrants its CEWs, StrikeLight, AXON cameras and Evidence Transfer Management systems (“ETMs”) from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for the standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. Future warranty costs are estimated based on historical data related to returns and warranty costs on a quarterly basis and this rate is applied to current product sales. Historically, reserve amounts have been increased if management becomes aware of a component failure that could result in larger than anticipated returns from customers. The accrued warranty liability expense is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.

The reserve for warranty returns is included in accrued liabilities on the condensed consolidated balance sheets. The three months ended March 31, 2014 includes additional expense due to a change in estimate regarding the Company’s first generation ETM as a result of an updated version launched in the first quarter. Changes in the Company’s estimated product warranty liabilities are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance, January 1,	$955	$484
Utilization of accrual	(174)	(157)
Warranty expense	306	169

Balance, March 31,	$1,087	$496

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

The Company has cash equivalents and investments, which at March 31, 2014 and December 31, 2013, were comprised of money market funds, state and municipal obligations, corporate bonds, and certificates of deposits. See additional disclosure regarding the fair value of the Company’s cash equivalents and investments in Note 2. Included in the balance of other assets as of March 31, 2014 is $0.6 million related to corporate-owned life insurance policies which are used to fund the Company’s deferred compensation plan. The Company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.

The Company’s financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.

h. Impairment of Long-Lived Assets

Management evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. Such circumstances could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way products are branded and marketed. In performing the review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. No impairment losses were recorded in the three months ended March 31, 2014 and 2013.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

i. Recently issued accounting guidance

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) to standardize the balance sheet presentation of unrecognized tax benefits. This update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The new guidance is effective for fiscal years beginning after December 15, 2013, and early adoption is allowed. The adoption of this guidance resulted in an immaterial reclassification on the Company’s consolidated balance sheet.

2. Cash, cash equivalents, and investments

The following is a summary of cash, cash equivalents and held-to-maturity investments by type at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$44,897	$—	$—	$44,897	$42,226	$—	$—	$42,226
State and municipal obligations	15,213	24	—	15,237	10,807	14	—	10,821
Corporate bonds	14,781	5	(19)	14,767	7,743	2	(14)	7,731
Certificates of deposit	2,616	—	—	2,616	2,619	—	—	2,619

Total cash, cash equivalents and investments	$77,507	$29	$(19)	$77,517	$63,395	$16	$(14)	$63,397

The Company believes the unrealized losses on the Company’s investments are due to interest rate fluctuations. As these investments are either short-term in nature, are expected to be redeemed at par value and/or because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2014. None of Company’s investments have been in an unrealized loss position for more than one year.

The following table summarizes the amortized cost and fair value of the short-term and long-term investments held by the Company at March 31, 2014 by contractual maturity (in thousands):

	Amortized Cost	Fair Value
Due in less than one year	$17,700	$17,706
Due after one year, through two years	14,674	14,677

Total short-term and long-term investments	$32,374	$32,383

Fair Value Measurement

The following table presents information about the Company’s investments that are measured at fair value as of March 31, 2014, and indicates the fair value hierarchy of the valuation (in thousands):

	Amortized Cost	Quoted Prices in Active Markets for Identical Assets (Level 1)	Siginificant Other Observable Inputs (Level 2)	Significant Unbservable Inputs (Level 3)	Total Fair Value
Cash	$40,827	$40,827	$—	$—	$40,827
Money market funds	4,070	4,070	—	—	4,070
Certificates of deposit	2,616	—	2,616	—	2,616
Corporate bonds	14,781	14,767	—	—	14,767
State and municipal obligations	15,213	—	15,237	—	15,237

Total cash, cash equivalents and investments	$77,507	$59,664	$17,853	$—	$77,517

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method, and includes allocations of manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. Inventories as of March 31, 2014 and December 31, 2013, consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$9,201	$7,376
Work-in-process	80	44
Finished goods	4,943	4,688
Reserve for excess and obsolete inventory	(972)	(999)

Total inventory	$13,252	$11,109

4. Goodwill and Intangible assets

In the fourth quarter of 2013, the Company recorded goodwill related to the Familiar business acquisition. Goodwill is calculated as the excess of the purchase price over the fair value of the identifiable tangible and intangible assets. The balance of goodwill at both March 31, 2014 and December 31, 2013 was $2.2 million.

Intangible assets consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

		March 31, 2014			December 31, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Domain names	5 Years	$125	$(105)	$20	$125	$(102)	$23
Issued patents	4 to 15 Years	1,557	(456)	1,101	1,529	(441)	1,088
Issued trademarks	9 to 11 Years	372	(159)	213	437	(147)	290

Total amortized		2,054	(720)	1,334	2,091	(690)	1,401

Not amortized:
TASER trademark		900		900	900		900
Patents and trademarks pending		1,030		1,030	1,016		1,016

Total not amortized		1,930		1,930	1,916		1,916

Total intangible assets		$3,984	$(720)	$3,264	$4,007	$(690)	$3,317

Amortization expense relative to intangible assets for the three months ended March 31, 2014 and 2013 was approximately $40,000 and $38,000, respectively. Estimated amortization expense of intangible assets for the remaining nine months of 2014, the next five years ended December 31, and thereafter is as follows (in thousands):

2014 (remaining nine months)	$121
2015	153
2016	146
2017	143
2018	133
2019	123
Thereafter	515

Total	$1,334

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Deferred Revenue

Deferred revenue consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31 2014	December 31, 2013
Warranty	$16,525	$15,889
EVIDENCE.com	4,471	4,026
Other	530	304

Total deferred revenue	21,526	20,219
Total current portion of deferred revenue	7,414	6,878

Total long-term portion of deferred revenue	$14,112	$13,341

Included in the current portion of deferred revenue at March 31, 2014 is approximately $2.1 million related to EVIDENCE.com and $5.3 million related to warranties. For more information relating to the Company’s revenue recognition policies please refer to Note 1(e).

6. Accrued liabilities

Accrued liabilities consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Accrued salaries and benefits	$2,188	$2,328
Accrued judgments and settlements	3,300	3,350
Accrued warranty expense	1,087	955
Accrued income and other taxes	140	233
Other accrued expenses	2,692	1,974

Accrued liabilities	$9,407	$8,840

7. Income taxes

Deferred Tax Assets

The net deferred income tax assets at March 31, 2014, include capitalized research and development costs, research and development tax credits, non-qualified stock-based compensation expense, deferred warranty revenue, warranty and inventory reserves, accrued vacation, and other items, partially offset by accelerated depreciation expense. The Company’s total current and long-term net deferred tax assets at March 31, 2014 are $19.1 million.

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

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has completed research and development tax credit studies which identified approximately $10.1 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2014 tax years. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $3.0 million as of March 31, 2014. In addition, management accrued approximately $0.1 million for estimated uncertain tax positions related to certain state income tax liabilities. As of March 31, 2014 management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $3.1 million be recognized, the Company’s effective tax rate would be favorably impacted. Approximately $1.3 million of the unrecognized tax benefit associated with research and development credits has been netted against the research and development credit deferred tax asset.

Effective Tax Rate

The Company’s overall effective tax rate for the three months ended March 31, 2014, after discrete period adjustments, was 30.6%. Before discrete adjustments the tax rate was 39.1%, which is above the statutory rate due to the impact of state taxes and non-deductible expenses for items such as Incentive Stock Option (“ISO”) expense, meals and entertainment and lobbying fees, but also reduced by the domestic production activities deduction, which net makes our projected annual net income for tax purposes higher than our book pre-tax income.

8. Stockholders’ equity

Stock Option Activity

On May 23rd, 2013, the Company’s stockholders approved a new stock incentive plan authorizing an additional 1.6 million shares, plus remaining available shares under a prior plan for issuance under the new plan. Combined with the legacy stock incentive plans, there are approximately 2.0 million shares available for grant as of March 31, 2014.

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

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2014 (aggregate intrinsic value in thousands):

	Number of Units	Weighted Average Grant- Date Fair Value	Aggregate Intrinsic Value
Units outstanding, beginning of period	1,279,123	$9.67
Granted	374,947	17.58
Released	(302,194)	7.51
Forfeited	(107,070)	13.57

Units outstanding, end of period	1,244,806	12.25	$22,768

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the period, which was $18.29 per share on March 31, 2014, multiplied by the number of RSUs. As of March 31, 2014, there was $12.9 million in unrecognized compensation cost related to RSUs granted under our stock plans. We expect to recognize this cost over a weighted average period of 31.5 months. RSUs are released when vesting requirements are met.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the three months ended March 31, 2014, the Company granted approximately 0.1 million performance-based RSUs (included in the table above). Of the approximately 0.3 million performance-based RSUs outstanding as of March 31, 2014, the performance criteria have been met for approximately 0.1 million units, which will vest upon the completion of service requirements. The performance-based RSUs granted in 2014 contain provisions whereby the amount of RSUs that ultimately vest is dependent upon the level of achievement of performance metrics. The amount of shares included in the table above related to such grants is the target level, which is the Company’s best estimate of the amount of RSUs that will vest. The maximum additional shares that could be earned is approximately 0.1 million, which are not included in the table above.

Certain RSUs that vested in the first quarter of 2014 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld were approximately 0.1 million with a value of approximately $1.1 million on their respective vesting dates as determined by the Company’s closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the statement of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the amount of shares that would have otherwise been issued as a result of the vesting.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2014 (aggregate intrinsic value in thousands):

	Number of options	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	3,365,692	$6.15
Granted	—
Exercised	(1,027,600)	7.08
Expired / forfeited	(27,134)	9.77

Options outstanding, end of period	2,310,958	5.69	5.02	$29,213

Exercisable at March 31, 2014	2,200,443	5.75	4.95	27,697

Expected to vest after March 31, 2014	68,150	4.49	7.02	940

Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock of $18.29 on March 31, 2014. The aggregate intrinsic value of options exercised for the three months ended March 31, 2014 and 2013 was approximately $12.6 million and $1.6 million, respectively. As of March 31, 2014, total unrecognized stock-based compensation expense related to unvested stock options was approximately $0.1 million, which is expected to be recognized over a remaining weighted average period of approximately 10 months. Options expected to vest are presented net of expected forfeitures.

Included in the table above is approximately 0.4 million of performance-based options of which, less than 40,000 are unvested and are expected to vest. The Company does not expect to recognize any future expense related to performance-based stock options.

Share Based Compensation Expense

When granted, the Company calculates the fair value of stock options using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected life and risk-free interest rates. No options were awarded during the three month periods ended March 31, 2014 or 2013. The estimated fair value of stock-based compensation awards is amortized to expense on a straight-line basis over the service periods. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s forfeiture rate was calculated based on its historical experience of awards which ultimately vested.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share-based compensation was classified as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of products sold	$22	$34
Sales, general and administrative expenses	711	731
Research and development expenses	444	158

Total share-based compensation	$1,177	$923

Total share-based compensation expense recognized in the statements of operations for the three months ended March 31, 2014 and 2013, included approximately $8,000 and $39,000, respectively, related to incentive stock options for which no tax benefit is recognized.

9. Line of credit

The Company has a $10.0 million revolving line of credit with a domestic bank. As of March 31, 2014, the Company had letters of credit outstanding of $0.6 million under the facility and available borrowing of $9.4 million. The line is secured by the Company’s accounts receivable and inventory, and bears interest at varying rates (currently LIBOR plus 1.5% to prime). The line of credit matures on June 30, 2015, and requires monthly payments of interest only. At March 31, 2014 and December 31, 2013, there were no borrowings under the line of credit. The Company’s agreement with the bank requires it to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed charge coverage ratio, as defined in the line of credit, can be no less than 1.25:1, based upon a trailing twelve-month period. At March 31, 2014, the Company’s tangible net worth ratio was 0.34:1 and its fixed charge coverage ratio was 3.26:1, and accordingly, the Company was in compliance with these covenants.

10. Commitments and contingencies

Product Litigation

The Company is currently named as a defendant in 18 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CEW was used (or present) by law enforcement officers in connection with arrests or during training exercises. In addition, one other product litigation matter in which the Company is involved is currently on appeal. While the facts vary from case to case, the product liability claims are typically based on an alleged product defect resulting in injury or death, usually involving a failure to warn, and the plaintiffs are seeking monetary damages. The information throughout this note is current through the filing date of this Quarterly Report on Form 10-Q.

As a general rule, it is the Company’s policy not to settle suspect injury or death cases. Exceptions are sometimes made where the settlement is strategically beneficial to the Company. Also, on occasion, the Company’s insurance company has settled such lawsuits over the Company’s objection where the risk is over the Company’s liability insurance deductibles. Due to the confidentiality of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not generally identify or comment on which specific lawsuits have been settled or the amount of any settlement.

In 2009, the Company implemented new risk management strategies, including revisions to product warnings and training to better protect both the Company and its customers from litigation based on ‘failure to warn’ theories – which comprise the vast majority of the cases against the Company. These risk management strategies have been highly effective in reducing the rate and exposure from litigation post-2009. From the third quarter of 2011 to the first quarter of 2014, product liability cases have been reduced from 55 active to 18 active cases.

Management believes that pre-2009 cases have a different risk profile than cases which have occurred since the risk management procedures were introduced in 2009. Therefore, the Company necessarily treats certain pre-2009 cases as exceptions to the Company’s general no settlement policy in order to reduce caseload, legal costs and liability exposure. The Company intends to continue its successful practice of aggressively defending and generally not settling litigation except in very limited and unusual circumstances as described above.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company appealed this verdict. On November 11, 2013, the U.S. Court of Appeals for the Fourth Circuit issued its opinion affirming the district court’s judgment upholding the jury verdict imposing liability on the Company for its negligence and vacating the district court’s judgment with respect to the remitted award of compensatory damages. The Court of Appeals remanded the case to the district court for a new trial limited to the issue of damages. As such, the appellate bond previously required, was subsequently released. The Company subsequently requested a rehearing en banc which was denied by the Court of Appeals. The remanded issues are currently pending in the Federal District Court for the Western District of North Carolina. As of December 31, 2013, the Company’s reserve related to this case was reduced to zero. In the first quarter of 2014, the Company and the Plaintiffs agreed to settle the Turner litigation for $3.4 million, which is a $2.1 million savings compared to the $5.5 million judgment that was vacated on appeal. Insurance will pay $2.7 million and the Company is responsible for the remaining $0.7 million. The Company’s 2008 General and Excess Insurance Policies are now exhausted due to this settlement agreement.

With respect to each of the pending lawsuits, the following table lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter.

Plaintiff	Served	Jurisdiction	Claim Type	Status
Grable	Aug-08	6th Judicial Circuit Court, Pinellas County, FL	Training Injury	Discovery Phase
Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Discovery Phase
Derbyshire	Nov-09	Ontario, Canada Superior Court of Justice	Officer Injury	Discovery Phase
Thompson	Mar-10	11th Judicial Circuit Court, Miami-Dade County, FL	Suspect Injury During Arrest	Discovery Phase
Doan	Apr-10	The Queens Bench Alberta, Red Deer Judicial Dist.	Wrongful Death	Discovery Phase
Shymko	Dec-10	The Queens Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase
Juran	Dec-10	Hennepin County District Court, 4th Judicial District	Officer Injury	Discovery Phase
Wilson	May-11	US District Court, ED MO	Wrongful Death	Discovery Phase; trial scheduled for Nov. 2014
Ramsey	Jan-12	17th Judicial Circuit Court, Broward County, FL	Wrongful Death	Discovery Phase
Mitchell	Apr-12	US District Court, ED MI	Wrongful Death	Discovery Phase; trial scheduled June 2014
Firman	Apr-12	Ontario, Canada Superior Court of Justice	Wrongful Death	Pleading Phase
Ricks	May-12	US District Court, WD LA	Wrongful Death	Motion Phase
Miller	Jan-13	New Castle County Superior Court, DE	Wrongful Death	Discovery Phase
Salgado	Feb-13	US District Court, SD FL	Wrongful Death	Pleading Phase
Slade	Dec-13	US District Court, ED TX	Wrongful Death	Pleading Phase
McCue	Mar-14	US District Court, District of Maine	Wrongful Death	Pleading Phase
Faltesek	Apr-14	Harris County District Court, TX	Wrongful Death	Pleading Phase
Rascom	Apr-14	US District Court, AZ	Wrongful Death	Pleading Phase

In addition, other product litigation matters in which the Company is involved that are currently on appeal are listed below:

Plaintiff	Served	Jurisdiction	Claim Type	Status
Glowczenski	Oct-04	US District Court, ED NY	Wrongful Death	Notice of Appeal filed Sept. 2013; Opening Brief was filed Jan. 2014; Answering Brief is due Apr. 2014.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cases that were dismissed or judgment entered during the first quarter of 2014 and through the filing date of this Quarterly Report on Form 10-Q are listed in the table below. Cases that were dismissed or judgment entered in prior fiscal quarters are not included in this table.

Plaintiff	Served	Jurisdiction	Claim Type	Status
Athetis	May-09	Superior Court, AZ	Wrongful Death	Motion for Summary Judgment
Duensing	Feb-12	US District Court, NV	Suspect Injury During Arrest	Motion to Dismiss
Wingard	Oct-12	US District Court, WD PA	Wrongful Death	Voluntary Dismissal
Manjares	Nov-12	US District Court, ED WA	Suspect Injury During Arrest	Voluntary Dismissal
Turner	Feb-10	US District Court, ED NC	Wrongful Death	Settled and dismissed

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

Policy Year	Policy Start Date	Policy End Date	Insurance Coverage	Deductible Amount	Defense Costs Covered	Remaining Insurance Coverage	Active Cases and Cases on Appeal
2004	12/01/03	12/01/04	$2.0	$0.1	N	$2.0	Glowczenski
2005	12/01/04	12/01/05	10.0	0.3	Y	7.0	n/a
2006	12/01/05	12/01/06	10.0	0.3	Y	3.7	n/a
2007	12/01/06	12/01/07	10.0	0.3	Y	8.0	n/a
2008	12/01/07	12/15/08	10.0	0.5	Y	—	Grable, Koon
2009	12/15/08	12/15/09	10.0	1.0	N	10.0	Derbyshire
2010	12/15/09	12/15/10	10.0	1.0	N	10.0	Thompson, Shymko, Doan, Juran
2011	12/15/10	12/15/11	10.0	1.0	N	10.0	Wilson
Jan – Jun 2012	12/15/11	06/25/12	7.0	1.0	N	7.0	Ramsey, Mitchell, Firman, Ricks
Jul – Dec 2012	06/25/12	12/15/12	12.0	1.0	N	12.0	n/a
2013	12/15/12	12/15/13	12.0	1.0	N	12.0	Miller, Salgado
2014	12/15/13	12/15/14	12.0	4.0	N	12.0	Slade, McCue, Rascom, Faltesek

Other Litigation

In January 2011, the Company was served with a complaint in the matter of GEOTAG, Inc. v. TASER International, et. al. that was filed in the U.S. District Court for the Eastern District of Texas, Marshall Division, which alleges that a dealer geographical locator feature on TASER’s website infringes upon plaintiff’s US Patent No. 5,930,474. The complaint seeks a judgment of infringement, a permanent injunction against infringement, an award for damages, costs, expenses and prejudgment and post-judgment interest, and an award for enhanced damages and attorneys’ fees. TASER licensed this locator feature from a third party and has denied liability for infringement. This case has been dismissed as of the first quarter of 2014.

In February 2012, the Company was served with a complaint in the matter of AA & Saba Consultants, Inc. v. TASER International, Inc. that was filed in the Superior Court for the County of Maricopa, Arizona, which alleges that the Company breached a contract by unilaterally terminating a distributor agreement between the Company and plaintiff without good cause. The complaint sought an award for damages, costs, expenses and attorneys’ fees. TASER filed a counterclaim for breach of contract and fraud. During 2012, the Company made a settlement offer of $0.8 million to plaintiff which was recorded as an expense in SG&A. The offer was not accepted and thereafter was withdrawn. On February 28, 2014, the jury returned a verdict of $3.3 million against the Company. Judgment had not been entered at the time of this filing and the judgment is subject to an award of attorneys’ fees. The Company believes the verdict is not supported by the evidence and intends to appeal. The Company recorded an additional $2.6 million of expense in the fourth quarter of 2013. Should the plaintiff be awarded reimbursement of legal fees, additional expense will be recorded by the Company.

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

11. Related party transactions

The Company engages Mark Kroll, a member of the Board of Directors, to provide consulting services. Expenses relating to these services for the three months ended March 31, 2014 and 2013 were approximately $31,000 and $30,000, respectively. At March 31, 2014 and December 31, 2013, the Company had accrued liabilities for these consulting services of approximately $15,000 and $12,000, respectively.

12. Employee benefit plans

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

Contributions to the plans are made by both the employee and the Company. Company contributions are based on the level of employee contributions and are immediately vested. The Company’s matching contributions to the 401(k) plan for the three months ended March 31, 2014 and 2013, were both approximately $0.2 million. The Company expects to make matching contributions to the non-qualified deferred compensation plan related to the three months ended March 31, 2014, of approximately $8,000. Future matching or profit sharing contributions to the plans are at the Company’s sole discretion.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Segment data

The Company’s operations are comprised of two reportable segments: the sale of CEWs, accessories and other products and services (the “TASER Weapons” segment); and the video business, which includes the TASER Cam, AXON video products and EVIDENCE.com (the “EVIDENCE.com & Video” segment). The Company includes only revenues and costs directly attributable to the EVIDENCE.com & Video segment in that segment. Included in EVIDENCE.com & Video segment costs are costs of sales for both products and services, overhead allocation based on direct labor, selling expense for the video sales team, video product management expenses, video trade shows and related expenses, and research and development for products included in the EVIDENCE.com & Video segment. All other costs are included in the TASER Weapons segment. The CODM does not review assets by segment as part of the financial information provided; therefore, no asset information is provided in the following tables.

Information relative to the Company’s reportable segments is as follows (in thousands):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	TASER	EVIDENCE.com		TASER	EVIDENCE.com
	Weapons	& Video	Total	Weapons	& Video	Total
Product sales	$32,475	$3,038	$35,513	$28,003	$2,180	$30,183
Service revenue	—	672	672	—	251	251

Net sales	32,475	3,710	36,185	28,003	2,431	30,434

Cost of products sold	10,918	2,656	13,574	10,217	1,188	11,405
Cost of services delivered	—	403	403	—	578	578

Gross margin	21,557	651	22,208	17,786	665	18,451
Sales, general & administrative	11,289	2,457	13,746	10,073	1,108	11,181
Research & development	817	2,789	3,606	989	1,024	2,013

Income (loss) from operations	$9,451	$(4,595)	$4,856	$6,724	$(1,467)	$5,257

Purchases of property and equipment	$697	$102	$799	$254	$129	$383
Purchases of intangible assets	67	—	67	104	—	104
Depreciation and amortization	1,078	84	1,162	999	420	1,419

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of March 31, 2014, and results of operations for the three months ended March 31, 2014 and 2013. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: the impact of recently issued and adopted accounting standards and guidance; the gross margins in the EVIDENCE.com & Video Segment will be lower in the near term; that increased marketing expenditure will lead to sales growth; that we may have more sales denominated in foreign currencies; our anticipation that government contracts will be completed; that fixed costs in our EVIDENCE.com & Video segment will remain stable; that product and commercial defense costs will trend downward and that we will invest the savings in our business; that R&D and SG&A expenses will increase in 2014; our litigation strategy and the outcome of pending litigation against us; the sufficiency of our valuation reserves, including warranty, accounts receivable, deferred taxes and inventory reserves; the sufficiency of our capital resources and the availability of financing to the Company and our strategy with respect to hedging activities. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; our dependence on sales of our TASER X26, X26P and X2 CEWs; the acceptance of our EVIDENCE.com software model; our ability to design, introduce and sell new products; delays in development schedules; rapid technological change and competition; product defects; breach of our security measures resulting in unauthorized access to customer data; outages and disruptions relating to our EVIDENCE.com service; budgetary and political constraints of prospects and customers; our exposure to cancellations of government contracts due to appropriation clauses; the length of our sales cycle and our ability to realize benefits from our marketing and selling efforts; the long-term revenue recognition cycle for our SaaS EVIDENCE.com product; regulatory and political challenges presented by international markets; litigation risks resulting from alleged product-related injuries and media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; the outcome of pending or future litigation; our ability to protect our intellectual property; intellectual property infringement claims and relating litigation costs; competition in foreign countries relating to foreign patents; our successful identification of existing intellectual property rights that might infringe on our developments; risks of governmental regulations, including regulations of our products by the United States Consumer Product Safety Commission, regulation of our products as a “crime control” product by the Federal government, state and local government regulation and foreign regulation and the adverse effects that could result from our products being classified as firearms by the United States Bureau of Alcohol and Firearms; our compliance with regulations governing the environment, including but not limited to, regulations within the European Union; new regulations relating to conflict minerals; our dependence on third party suppliers for key components of our products; component shortages; rising costs of raw materials and transportation relating to petroleum prices; our ability to manage our growth and increase manufacturing production to meet demand; establishment and expansion of our direct and indirect distribution channels; our ability to pursue sales directly with customers; risks relating to acquisitions and joint ventures; catastrophic events; fluctuations in quarterly operating results; foreign currency fluctuations; counterparty risks relating to cash balances held in excess of FDIC insurance limits; employee retention risks and other factors identified in documents filed by us with the Securities and Exchange Commission, including those set forth in our Form 10-K.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The following table sets forth, for the periods indicated, our unaudited condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease)
	2014		2013		$	%
Net sales	$36,185	100.0%	$30,434	100.0%	$5,751	18.9%
Cost of products sold and services delivered	13,977	38.6	11,983	39.4	1,994	16.6

Gross margin	22,208	61.4	18,451	60.6	3,757	20.4
Sales, general and administrative expenses	13,746	38.0	11,181	36.7	2,565	22.9
Research and development expenses	3,606	10.0	2,013	6.6	1,593	79.1

Income from operations	4,856	13.4	5,257	17.3	(401)	(7.6)
Interest and other income (expense), net	30	*	(23)	*	53	*

Income before provision for income taxes	4,886	13.5	5,234	17.2	(348)	(6.6)
Provision for income taxes	1,495	4.1	1,936	6.4	(441)	(22.8)

Net income	$3,391	9.4%	$3,298	10.8%	$93	2.8

*	Not meaningful

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended March 31,				Dollar	Percent
	2014		2013		Change	Change
TASER Weapons segment:
TASER X26	$7,002	19.4%	$8,123	26.7%	$(1,121)	(13.8)%
TASER X2	3,750	10.4	4,735	15.6	(985)	(20.8)
TASER X26P	7,874	21.8	3,400	11.2	4,474	131.6
TASER C2	469	1.3	812	2.7	(343)	(42.2)
M26	200	0.6	220	0.7	(20)	(9.1)
Single Cartridges	8,647	23.9	8,487	27.9	160	1.9
StrikeLight	75	0.2	—	*	75	*
TASER XREP	2,531	7.0	2	*	2,529	*
Extended Warranties	1,313	3.6	1,028	3.4	285	27.7
Other	614	1.7	1,196	3.9	(582)	(48.7)

TASER Weapons segment	32,475	89.8	28,003	92.0	4,472	16.0

EVIDENCE.com & Video segment:
AXON/EVIDENCE.com	1,995	5.5	1,244	4.1	751	60.4
TASER Cam	1,465	4.0	959	3.2	506	52.8
Other	250	0.7	228	0.7	22	9.6

EVIDENCE.com & Video segment	3,710	10.2	2,431	8.0	1,279	52.6

Total net sales	$36,185	100.0%	$30,434	100.0%	$5,751	18.9

*	Not meaningful

Net unit sales for the TASER Weapons handles and other products and EVIDENCE.com & Video segment products are as follows:

	Three Months Ended March 31,
	2014	2013	Unit Change	Percent Change
X26	7,009	9,054	(2,045)	(22.6)%
X26P	9,059	4,315	4,744	109.9
X2	3,416	4,946	(1,530)	(30.9)
M26	495	628	(133)	(21.2)
X3	2	200	(198)	(99.0)
C2	2,020	2,295	(275)	(12.0)
TASER Cam	2,494	2,313	181	7.8
Cartridges	369,516	366,330	3,186	0.9
AXON flex	1,577	1,282	295	23.0
AXON body	2,593	—	2,593	*
StrikeLight	1,356	—	1,356	*
Xrep	3,240	—	3,240	*

*	Not meaningful

Net sales to the United States and other countries are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2014		2013
United States	$25,576	71%	$27,314	90%
Other Countries	10,609	29	3,120	10

Total	$36,185	100%	$30,434	100%

Net sales were $36.2 million and $30.4 million for the three months ended March 31, 2014 and 2013, respectively, an increase of $5.8 million, or 18.9%. The increase in net sales for the first quarter of 2014 compared to 2013 was primarily driven by the continued adoption of the TASER X26P Smart Weapon, which contributed $7.9 million of sales for the first quarter of 2014. In addition, sales of the TASER XREP increased $2.5 million due to a large international order in the first quarter of 2014, compared to the prior year. Sales of the TASER X26 CEW decreased $1.1 million in the first quarter of 2014 when compared to the same period in the previous year as a result of customers embracing the X26P SMART Weapon platform. Sales of the TASER X2 also decreased $1.0 million compared to the prior year.

Revenue relative to our EVIDENCE.com & Video segment increased $1.3 million to $3.7 million for the three months ended March 31, 2014, due to additional revenue recognized related to higher sales of our AXON on-officer cameras and our EVIDENCE.com SaaS as well as TASER Cams. AXON body was launched in the third quarter of 2013 and AXON flex was launched in 2012. Revenue related to EVIDENCE.com is recognized over the requisite service period of one to five years.

To gain more immediate feedback regarding activity for AXON flex, AXON body and EVIDENCE.com, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales) placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Some bookings will be invoiced in subsequent years. Due to municipal government funding rules, certain of the future year amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although TASER has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be completed, if agencies do not appropriate money in future year budgets or invoke a cancellation clause, revenue associated with these bookings will not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to EVIDENCE.com and AXON flex increased to $5.9 million during the three months ended March 31, 2014, compared to $1.4 million in the same quarter in the prior year. We continue to generate traction with a number of new agencies adopting the platform.

International sales for the first quarter of 2014 and 2013 represented approximately $10.6 million, or 29.3%, and $3.1 million, or 10.3%, of total net sales, respectively. Sales in the international market generally are larger and occur more intermittently than in the domestic market due to the profile of the customers.

Cost of Products Sold and Services Delivered

Cost of products sold and services delivered were $14.0 million and $12.0 million for the three months ended March 31, 2014 and 2013, respectively, an increase of $2.0 million, or 16.6%. As a percentage of net sales, cost of products sold and services delivered decreased to 38.6% in the first quarter of 2014 compared to 39.4% in the first quarter of 2013. Cost of products sold for our TASER Weapons segment were $10.9 million for the three months ended March 31, 2014, or 33.6% of TASER Weapons segment sales, compared to $10.2 million for the three months ended March 31, 2013, or 36.5% of TASER Weapons segment sales. The decrease as a percentage of net sales is primarily derived from increased leverage due to higher sales and a higher average selling price.

Within the EVIDENCE.com & Video segment, cost of products sold and services delivered were $3.1 million, an increase of $1.3 million, or 73.2% from the first quarter 2013. Increased product costs related to the EVIDENCE.com & Video segment related to growing sales in this segment were partially offset by decreased service costs. The decrease in service costs is comprised of cost savings due to the full depreciation of the capitalized EVIDENCE.com software development costs as of June 30, 2013. As a percentage of net sales, cost of products sold and services delivered increased to 82.5% in the first quarter of 2014 from 72.6% in the first quarter of 2013. There are a number of fixed costs for the EVIDENCE.com & Video segment which, as we generate traction, in the business, we expect to remain relatively stable and should allow for lower cost of services delivered as a percentage of service revenue.

Gross Margin

Gross margin was $22.2 million and $18.5 million for the three months ended March 31, 2014 and 2013, respectively, an increase of $3.8 million, or 20.4%. Our gross margin as a percent of sales increased to 61.4% for the first quarter of 2014 compared to 60.6% for the first quarter of 2013, a result of the factors discussed above under costs of products sold and services delivered as well as leverage in overhead expense from increased sales, increased sales prices and lower cloud storage costs. In the fourth quarter of 2013, we introduced a new pricing program reducing the price of the AXON flex cameras and separately pricing the EVIDENCE.com service. In previous quarters, the cameras and service were primarily sold together with one price for both. We believe lowering the price of the cameras and offering separately-priced EVIDENCE.com SaaS contracts at various levels of functionality, promotes pricing transparency for our customers. As a result, the gross margins in the EVIDENCE.com & Video segment are expected to be lower in the near-term as the service portion is deferred and recognized over the contract term. The AXON flex and the AXON body are currently being sold at low gross margins in an effort to continue to accelerate the Company’s traction in the market.

Sales, General and Administrative Expenses

For the three months ended March 31, 2014 and 2013, sales, general and administrative expenses (“SG&A”) were comprised of the following (dollars in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Salaries, benefits and bonus	$4,189	$3,630	$559	15.4%
Professional, accounting and legal fees and * litigation expenses	2,700	1,882	818	43.5
Travel and meals	1,136	813	323	39.7
Stock-based compensation	704	731	(27)	(3.7)
Consulting and lobbying	792	562	230	40.9
Depreciation and amortization	301	321	(20)	(6.2)
Sales and marketing *	2,093	967	1,126	116.4
Liability insurance	243	505	(262)	(51.9)
Other	1,588	1,770	(182)	(10.3)

Total	$13,746	$11,181	$2,565	22.9

Sales, general and administrative as a % of net sales	38.0%	36.7%

*	Sales, Marketing and Legal expenses are presented excluding salaries, benefits and stock compensation for those departments. Compensation related expenses for those areas are captured in the “Salaries, benefits and bonus” and “Stock Compensation” lines.

SG&A expenses were $13.7 million and $11.2 million for the three months ended March 31, 2014 and 2013, respectively, an increase of $2.6 million, or 22.9%. As a percentage of net sales, SG&A expenses increased to 38.0% for the first quarter of 2014 compared to 36.8% for the first quarter of 2013.

Within the TASER Weapons segment, SG&A increased $1.2 million, or $12.1%, to $11.3 million from $10.1 million in 2013. Salaries, benefits, bonus and stock compensation in the TASER Weapons segment increased approximately $0.4 million in the first quarter of 2014 compared to the prior year partially due to increased international, telesales and support sales staff. Incremental administrative functions were also added over the year in order to support the growing business. Sales and marketing expenses, many of which are variable, increased approximately $0.7 million within the TASER Weapons segment compared to the prior year due to higher commissions of $0.6 million on higher overall sales. Professional, legal and accounting fees were also up in the TASER Weapons segment compared to the prior year primarily due to the settlement of the Turner case which, after insurance coverage, was a net impact of $0.7 million in 2014. The Company expects expenses relating to the defense of product and commercial litigation to trend downward in the second half of 2014 with the savings to be reinvested in the business. These increases were partially offset by a decrease in liability insurance coverage expenses due to favorable pricing changes.

Within the EVIDENCE.com & Video segment, SG&A increased $1.3 million, or 121.8%, to $2.5 million in the first quarter of 2014 in comparison to the prior year. Salaries, benefits, bonus and stock compensation in the EVIDENCE.com & Video segment increased $0.4 million primarily as a result of the Company doubling its video salesforce and hiring incremental functions such as customer service, account management and other customer-facing roles. Sales and marketing expenses in the EVIDENCE.com & Video segment also increased approximately $0.4 million in comparison to the first quarter 2013 as a result of TASER-hosted Technology Summits to promote customer awareness about cloud technology as well as EVIDENCE.com promotions and advertising efforts during the quarter. Also included in sales and marketing expenses is increased commissions expense of approximately $0.2 million as a result of increased sales. We believe these increases in marketing activities will increase customer awareness of the benefits of EVIDENCE.com and ultimately lead to sales growth in future periods.

The Company expects to see 2014 SG&A continue to increase from the 2013 level of spend as continued investments are made in the EVIDENCE.com and Video segment as we expand internationally and in incremental administrative functions to support the growing business.

Research and Development Expenses

Research and development expenses were $3.6 million for the three months ended March 31, 2014 an increase of $1.6 million or 79.1% over the same period in the prior year. As a percentage of net sales, R&D expense increased to 10.0% in the first quarter of 2014 in comparison to 6.6% in the first quarter of 2013. Research and development expense increased primarily due to additional personnel expense related to EVIDENCE.com & Video segment development initiatives. In the TASER Weapons segment, R&D expenses are down $0.2 million to $0.8 million in comparison to the prior year as resources are shifted to developing the next generation products and features for the EVIDENCE.com & Video segment.

The Company expects to continue to see increased expenses in R&D through 2014 as EVIDENCE.com develops products to expand into adjacent technologies.

Provision for Income Taxes

The provision for income taxes was $1.5 million for the three months ended March 31, 2014, which was an effective tax rate of 30.6%. Our estimated full year effective tax rate for 2014, before discrete period adjustments, is approximately 39.1%, which is above the statutory rate due to the impact of state taxes and non-deductible expenses for items such as ISO stock option expense, meals and entertainment and lobbying fees, but also reduced by the domestic production activities deduction, which net makes our projected annual net income for tax purposes higher than our book pre-tax income.

Net Income

Our net income increased to $3.4 million, or $0.06 per diluted share, for the first quarter of 2014 compared to net income of $3.3 million, or $0.06 per diluted share, for the first quarter of 2013.

Liquidity and Capital Resources

Summary

As of March 31, 2014, we had $45.1 million in cash, an increase of $2.9 million from the end of 2013. Our cash generated by operating activities of $4.3 million and cash provided from financing activities of $10.9 million, which primarily relates to the proceeds from options exercised, was partially offset by investment purchases during the first three months of 2014.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Operating activities	$4,310	$4,519
Investing activities	(12,308)	1,227
Financing activities	10,852	(3,320)
Effect of exchange rate changes on cash and cash equivalents	8	27

Increase in cash and cash equivalents	$2,862	$2,453

Operating activities

Net cash provided by operating activities in the first three months of 2014 of $4.3 million was primarily driven by $3.4 million of net income for the period, adjusted for the net add-back of non-cash expenses of $3.6 million, including depreciation and amortization expense of $1.2 million, deferred income taxes of $6.4 million and stock-based compensation expense of $1.2 million, offset by a $4.7 million reduction related to excess tax benefit from stock-based activities. Cash from operating activities reflects a net decrease of $2.6 million related to the net change in assets and liabilities and $1.3 million related to the provision for unrecognized tax benefits. The net decrease in operating cash was primarily driven by an increase in prepaid expenses and other assets of $4.6 million, and increased inventory of $2.1 million. The increase in inventory is due to normal timing fluctuations and anticipated sales. Offsetting these reductions to operating cash inflows was an increase to operating cash flow of $1.3 million resulting from an increased balance of deferred revenue. Of the increase in deferred revenue approximately $0.6 million resulted from growing warranty sales and $0.4 million resulted from increased EVIDENCE.com sales. Additionally, increases to operating cash flows came from the reduction in accounts and notes receivable of $2.0 million, and the increase in accounts payable and accrued liabilities of $1.6 million.

Net cash provided by operating activities in the first three months of 2013 of $4.5 million was primarily driven by $3.3 million of net income for the period, adjusted for the net add-back of non-cash expenses of $2.5 million, including depreciation and amortization expense of $1.4 million, $1.7 million of deferred income taxes and stock-based compensation expense of $0.9 million. In addition, operating cash flows were reduced by $1.9 million related to excess tax benefit from stock-based activities. Cash from operating activities reflects a net $1.3 million outflow related to the net change in assets and liabilities. A decrease in accounts payable and accrued liabilities resulted in an outflow of $2.1 million. This decrease was due to normal fluctuations regarding the receipt of invoices and timing of check runs, as well as the timing of payroll-related liabilities. Increases in prepaid expenses and other assets, and inventory also resulted in outflows of $1.1 million and $0.9 million, respectively. Partially offsetting these outflows from changes in operating assets and liabilities are inflows of $1.7 million related to increase deferred revenue and $1.3 million from decreased accounts and notes receivable. The increase in deferred revenue resulted from growing warranty sales and the decrease in receivables is due to collection of year-end receivables from sales in the fourth quarter of 2012.

Investing activities

We used $12.3 million for investing activities during the first three months of 2014 primarily as a result of investing cash generated from operating activities. Purchases of investments, net of calls and maturities, were $11.4 million. The Company also invested $0.8 million in the purchase of property and equipment and intangibles.

Net cash provided by investing activities in the first three months of 2013 was $1.2 million, which consists of $1.7 million for net proceeds from the maturity of short-term investments, offset by $0.5 million for the acquisition of property, equipment (net of proceeds received from disposal) and intangible assets. In anticipation of switching investment managers in the subsequent quarter, the Company did not reinvest proceeds from the maturity of short-term investments during the three months ended March 31, 2013.

Financing activities

During the first three months of 2014, net cash provided by financing activities was $10.9 million primarily attributable to proceeds from employee stock option exercises.

During the first three months of 2013, net cash used by financing activities was approximately $3.3 million primarily attributable to the repurchase of $5.4 million of the Company’s common stock, which was purchased for a weighted average cost of $7.61 per share. The weighted average cost includes the average price paid per share of $7.58, plus any applicable administrative costs for the transaction. The repurchase of common stock was made under a stock repurchase program authorized by TASER’s Board of Directors on February 25, 2013.

Liquidity and Capital Resources

Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. We believe funds generated from our expected results of operations, as well as available cash and cash equivalents, will be sufficient to finance our operations and strategic initiatives for 2014. In addition, our $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. The line is secured by our accounts receivable and inventory, and bears interest at varying rates currently LIBOR plus 1.5% to prime. As of March 31, 2014, we had letters of credit outstanding of $0.6 million, leaving the net amount available for borrowing of $9.4 million. The facility matures on June 30, 2015. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At March 31, 2014, and December 31, 2013, there were no borrowings under the line.

Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed coverage charge ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At March 31, 2014, the Company’s tangible net worth ratio was 0.34:1 and its fixed charge coverage ratio was 3.26:1. Accordingly, the Company was in compliance with these covenants.

Based on our strong balance sheet and the fact that we had only $0.1 million in long-term debt as a capital lease obligation at March 31, 2014, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of March 31, 2014 or December 31, 2013.

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

Product Warranties

The Company warrants its CEWs, StrikeLight, AXON cameras and Evidence Transfer Managers (“ETM”) from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for our standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. We estimate future warranty costs based on historical data related to returns and warranty costs on a quarterly basis and apply this rate to current product anticipated returns from our customers. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. The accrued warranty liability expense is reviewed quarterly to evaluate whether it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of March 31, 2014 and December 31, 2013, our reserve for warranty costs was $1.1 million and $1.0 million, respectively. The three months ended March 31, 2014, includes additional expense due to a change in estimate regarding the Company’s first generation ETM as a result of an updated version launched in the first quarter.

Revenue related to separately-priced extended warranties is recorded as deferred revenue and subsequently recognized in net sales on a straight-line basis over the delivery period. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.

Inventory

Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities and a determination of what costs are considered to be abnormal fixed production costs, which are expensed as current period charges. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory was $1.0 million at March 31, 2014 and December 31, 2013. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves may be necessary.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $10.1 million in tax credits for Federal, Arizona and California income tax purposes related to the 2003 through 2014 tax years,. Management determined that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, has established a cumulative liability for unrecognized tax benefits of $3.0 million as of March 31, 2014. In addition, the Company established a $0.1 million liability related to uncertain tax positions for certain state income tax liabilities, for a total unrecognized tax benefit of $3.1 million. As of March 31, 2014, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $3.1 million be recognized, the Company’s effective tax rate would be favorably impacted. Approximately $1.3 million of the unrecognized tax benefit associated with research and development credits has been netted against the research and development credit deferred tax asset. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

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

Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of March 31, 2014, the Company would need to generate approximately $39.1 million of pre-tax book income in order to realize the net deferred tax assets for which a benefit has been recorded. This estimate considers the reversal of approximately $6.1 million of gross deferred tax liabilities, $2.4 million tax-effected. We also have gross deferred tax assets of approximately $0.2 million, $64,000 tax-effected, related to state NOLs which expire at various dates between 2016 and 2031. We anticipate the Company’s future income to continue to trend upward from our 2014 results, with sufficient pre-tax book income to realize our deferred tax assets. As such, we have not recorded a valuation allowance on our deferred tax assets.

Stock-based Compensation

We have historically granted stock-based compensation for various equity owners and key employees as a means of attracting and retaining quality personnel. We have utilized restricted stock awards, restricted stock units and stock options; however, no stock options were issued during 2013 or the first three months of 2014. The fair value of restricted stock units is estimated as the closing price of our common stock on the date of grant. We estimate the fair value of granted stock options by using the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (forfeitures). The expense for both restricted stock units and stock options is recorded over the life of the grant, net of forfeitures.

We have granted a total of approximately 1.3 million performance-based awards (options and restricted stock awards and units) of which approximately 0.7 million are outstanding as of March 31, 2014, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance. These awards will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on our statements of operations.

Contingencies and Accrued Litigation Expense

We are subject to the possibility of various loss contingencies including product-related litigation, arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Refer to Note 10 to our condensed consolidated financial statements for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit and corporate and municipal bonds with a typical long-term debt rating of “AA” or better by any nationally recognized statistical rating organization, denominated in United States dollars. All of our investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. As of March 31, 2014, we estimate that a 10 basis point increase or decrease in interest rates would result in a change in annual interest income of less than $0.1 million.

Additionally, we have access to a line of credit borrowing facility which bears interest at varying rates, currently at LIBOR plus 1.5% to prime. At March 31, 2014, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $9.4 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The discussion of legal proceedings in Note 10 to the unaudited condensed consolidated financial statements included in PART I, ITEM 1 of this Form 10-Q is incorporated by reference herein.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, under the heading “Risk Factors,” which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially, adversely affect our business, financial condition and/or operating results.

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

TASER International, Inc.

Date: May 05, 2014	/s/ Patrick W. Smith
Patrick W. Smith
Chief Executive Officer (Principal Executive Officer)

Date: May 05, 2014	/s/ Daniel M. Behrendt
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