Form 10-Q
period 2014-06-30
TASER INTERNATIONAL INC
filed 2014-08-05
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-16391

TASER International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-0741227
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

17800 North 85th Street, Scottsdale, Arizona	85255
(Address of principal executive offices)	(Zip Code)

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

There were 52,533,203 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of July 25, 2014.

TASER INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TASER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,943	$42,271
Short-term investments	22,890	9,101
Accounts and notes receivable, net of allowance of $285 and $200 as of June 30, 2014 and December 31, 2013, respectively	23,067	22,488
Inventory, net	15,111	11,109
Prepaid expenses and other current assets	8,321	5,397
Deferred income tax assets, net	7,101	7,101

Total current assets	102,433	97,467
Property and equipment, net	17,958	19,043
Deferred income tax assets, net	11,285	13,679
Intangible assets, net	3,219	3,317
Goodwill	2,235	2,235
Long-term investments	10,918	12,023
Other assets	1,309	618

Total assets	$149,357	$148,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,404	$6,221
Accrued liabilities	6,249	8,840
Current portion of deferred revenue	8,231	6,878
Customer deposits	388	1,154
Current portion of capital lease payable	37	36

Total current liabilities	20,309	23,129
Deferred revenue, net of current portion	15,908	13,341
Liability for unrecognized tax benefits	1,865	3,122
Other long-term liabilities	760	376
Long-term portion of capital lease payable	48	67

Total liabilities	38,890	40,035

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized; no shares issued at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.00001 par value per share; 200 million shares authorized; 52,570,105 and 52,725,247 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	153,806	139,424
Treasury stock at cost, 17,897,956 and 16,412,755 shares at June 30, 2014 and December 31, 2013, respectively	(111,755)	(92,203)
Retained earnings	68,402	61,127
Accumulated other comprehensive income (loss)	13	(2)

Total stockholders’ equity	110,467	108,347

Total liabilities and stockholders’ equity	$149,357	$148,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$37,175	$32,175	$73,360	$62,609
Cost of products sold and services delivered	13,961	12,433	27,938	24,416

Gross margin	23,214	19,742	45,422	38,193
Sales, general and administrative expenses	13,547	10,941	27,293	22,122
Research and development expenses	3,455	1,992	7,061	4,005

Income from operations	6,212	6,809	11,068	12,066
Interest and other income (expense), net	42	19	72	(4)

Income before provision for income taxes	6,254	6,828	11,140	12,062
Provision for income taxes	2,370	2,371	3,865	4,307

Net income	$3,884	$4,457	$7,275	$7,755

Income per common and common equivalent shares
Basic	$0.07	$0.09	$0.14	$0.15
Diluted	$0.07	$0.08	$0.13	$0.14
Weighted average number of common and common equivalent shares outstanding
Basic	53,383	51,109	53,287	51,923
Diluted	54,755	52,853	54,928	53,699
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$3,884	$4,457	$7,275	$7,755
Foreign currency translation adjustments	5	(45)	15	(63)

Comprehensive income	$3,889	$4,412	$7,290	$7,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$7,275	$7,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,267	2,948
Loss (gain) on write down / disposal of property and equipment, net	17	(29)
Loss on disposal of intangibles	126	111
Bond premium amortization	428	69
Provision for doubtful accounts	84	1
Provision for excess and obsolete inventory	15	169
Provision for warranty	426	506
Stock-based compensation expense	2,684	1,943
Deferred income taxes	7,910	3,799
Provision for unrecognized tax benefits	(1,257)	170
Excess tax benefit from stock-based compensation	(5,516)	(3,880)
Change in assets and liabilities:
Accounts and notes receivable	(663)	1,211
Inventory	(4,017)	(2,376)
Prepaid expenses and other assets	(3,689)	(3,777)
Accounts payable and accrued liabilities	(3,282)	(600)
Deferred revenue	3,920	3,468
Customer deposits	(766)	735

Net cash provided by operating activities	5,962	12,223

Cash Flows from Investing Activities:
Purchases of investments	(17,312)	(12,677)
Proceeds from call / maturity of investments	4,200	1,680
Purchases of property and equipment	(1,222)	(839)
Proceeds from disposal of fixed assets	—	34
Purchases of intangible assets	(109)	(202)

Net cash used in investing activities	(14,443)	(12,004)

Cash Flows from Financing Activities:
Repurchase of common stock	(19,552)	(25,000)
Proceeds from options exercised	7,372	4,051
Payroll tax payments for net-settled stock awards	(1,190)	(185)
Excess tax benefit from stock-based compensation	5,516	3,880
Payments on capital lease obligation	(18)	(17)

Net cash used in financing activities	(7,872)	(17,271)

Effect of exchange rate change on cash and cash equivalents	25	5
Net decrease in cash and cash equivalents	(16,328)	(17,047)
Cash and cash equivalents, beginning of period	42,271	36,127

Cash and cash equivalents, end of period	$25,943	$19,080

Supplemental Disclosure:
Cash paid for income taxes—net	$367	$2,292
Non-Cash Transactions:
Property and equipment purchases in accounts payable	$75	$51

The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

TASER International, Inc. (the “Company” or “TASER”) is a developer and manufacturer of advanced conducted electrical weapons (“CEWs”) designed for use in law enforcement, federal, military, corrections, private security and personal defense. In addition, the Company has developed full technology solutions for the capture, storage and management of video/audio evidence as well as other tactical capabilities for use in law enforcement. The Company sells its products worldwide through its direct sales force, distribution partners, online store and third-party resellers. The Company was incorporated in Arizona in September 1993, and reincorporated in Delaware in January 2001. The Company’s corporate headquarters and manufacturing facilities are located in Scottsdale, Arizona. The Company’s software development business unit facilities are located in Seattle, Washington.

The accompanying condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, including TASER International Europe SE (“TASER Europe”). TASER Europe was established in 2009 to facilitate sales and provide customer service to our customers in the European region. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

a. Basis of presentation, preparation and use of estimates

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended December 31, 2013, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Form 10-K for the year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

•	product warranty reserves,

•	inventory valuation reserves,

•	revenue recognition allocated in multiple-deliverable arrangements,

•	the carrying value of long-lived assets including property and equipment, goodwill and other intangible assets,

•	recognition, measurement and valuation of current and deferred income taxes,

•	fair value of stock awards issued, the estimated vesting period for performance-based stock awards and forfeiture rates, and

•	recognition and measurement of contingencies and accrued litigation expense.

Actual results could differ materially from these estimates.

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

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

c. Geographic information and major customers

For the three and six months ended June 30, 2014 and 2013, net sales by geographic area were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
United States	$32,155	86%	$27,239	85%	$57,731	79%	$54,554	87%
Other Countries	5,020	14	4,936	15	15,629	21	8,055	13

Total	$37,175	100%	$32,175	100%	$73,360	100%	$62,609	100%

Sales to customers outside of the United States are typically denominated in U.S. dollars and are attributed to each country based on the shipping address of the distributor or customer. For the three and six months ended June 30, 2014 and 2013, no individual country outside of the United States represented greater than 10% of total net sales. Sales in the international market generally are larger and occur more intermittently than in the domestic market due to the profile of the Company’s customers.

For the three and six months ended June 30, 2014, no customers represented more than 10% of total net sales. In the three and six months ended June 30, 2013, one distributor represented approximately 12.1% and 13.1% of total net sales, respectively. At June 30, 2014 and December 31, 2013, the Company had receivables from one customer comprising approximately 10.8% and 17.4% of the aggregate accounts receivable balance, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share:
Net income	$3,884	$4,457	$7,275	$7,755

Denominator:
Weighted average shares outstanding—basic	53,383	51,109	53,287	51,923
Dilutive effect of stock-based awards	1,372	1,744	1,641	1,776

Diluted weighted average shares outstanding	54,755	52,853	54,928	53,699

Anti-dilutive stock-based awards excluded	361	1,235	309	1,234

Net income per common share:
Basic	$0.07	$0.09	$0.14	$0.15
Diluted	$0.07	$0.08	$0.13	$0.14

e. Revenue recognition

The Company derives revenue from two primary sources: (1) the sale of physical products, including CEWs, AXON cameras, corresponding extended warranties, and related accessories such as cartridges and batteries, and (2) subscription to EVIDENCE.com, the Company’s digital evidence management Software-as-a-Solution (“SaaS”) (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, the Company also recognizes training and other revenue. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. Extended warranty revenue, SaaS revenue and related data storage revenue are recognized ratably over the term of the contract beginning on the commencement date of each contract.

Revenue arrangements with multiple deliverables are divided into separate units and revenue is allocated using the relative selling price method based upon vendor-specific objective evidence of selling price, or third-party evidence of selling price if vendor-specific objective evidence does not exist. If neither vendor-specific objective evidence nor third-party evidence exists, management uses its best estimate of selling price.

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

The Company offers the TASER Assurance Program (“TAP”) whereby a customer purchasing a product and joining the program will have the right to trade-in the original product for a new product of the same or like model in the future. Upon joining TAP, customers also receive an extended warranty for the initial products purchased and spare inventory. Under this program the customer generally pays additional annual installments over the contract period, generally three to five years. The Company records consideration received related to the future purchase as deferred revenue until all revenue recognition criteria are met, which is generally at the end of the contract period.

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

The Company may, from time to time, enter into agreements with its customers to finance a customer’s purchases with a note receivable that may range in terms up to five years. Sales are recorded at the fair value of the note, which is generally sold and assigned to a third-party financing company. The terms of the assignments are such that the Company expects to receive payment within 30 days of the original sale. The assignments are non-recourse and the Company has no obligations or continuing involvement with these notes receivable. Prior to entering into an assignment, the Company evaluates the credit quality and financial condition of the third-party financing company. As of June 30, 2014 and December 31, 2013 there was $1.2 million and $0 in accounts and notes receivable related to such arrangements, respectively. The Company did not record any interest income on notes receivable due to the minimal holding periods, nor has the Company recognized gains or losses upon the assignment of these notes.

f. Warranty costs

The Company warrants its CEWs, StrikeLight, AXON cameras and E-Docks from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for the standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. Future warranty costs are estimated based on historical data related to returns and warranty costs on a quarterly basis and this rate is applied to current product sales. Historically, reserve amounts have been increased if management becomes aware of a component failure that could result in larger than anticipated returns from customers. The accrued warranty liability is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The reserve for warranty returns is included in accrued liabilities on the condensed consolidated balance sheets. The Company recognized additional warranty expense during the first six months of 2014 due to a change in estimate regarding the Company’s first generation E-Dock as a result of an updated version launched in the first quarter. The Company also recognized additional warranty expense during the six months ended June 30, 2013 due to a change in estimate for the AXON flex and X26P based on the analysis of return data for their first year of sales. Changes in the Company’s estimated product warranty liabilities are as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Balance, beginning of period	$955	$484
Utilization of accrual	(303)	(295)
Warranty expense	426	506

Balance, end of period	$1,078	$695

g. Fair value of financial instruments

The Company uses the fair value framework, which prioritizes the inputs to valuation techniques for measuring financial assets and liabilities measured on a recurring basis and for non-financial assets and liabilities when these items are re-measured. Fair value is considered to be the exchange price in an orderly transaction between market participants, to sell an asset or transfer a liability at the measurement date. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1 – Valuation techniques in which all significant inputs are unadjusted quoted prices from active markets for assets or liabilities that are identical to the assets or liabilities being measured.

•	Level 2 – Valuation techniques in which significant inputs include quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and/or quoted prices for assets or liabilities that are identical or similar to the assets or liabilities being measured from markets that are not active. Also, model-derived valuations in which all significant inputs and significant value drivers are observable in active markets are Level 2 valuation techniques.

•	Level 3 – Valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company has cash equivalents and investments, which at June 30, 2014 and December 31, 2013, were comprised of money market funds, state and municipal obligations, corporate bonds, and certificates of deposits. See additional disclosure regarding the fair value of the Company’s cash equivalents and investments in Note 2. Included in the balance of Other assets as of June 30, 2014 is $0.8 million related to corporate-owned life insurance policies which are used to fund the Company’s deferred compensation plan. The Company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.

The Company’s financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.

h. Impairment of Long-Lived Assets

Management evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. Such circumstances could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way products are branded and marketed. In performing the review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. No impairment losses were recorded in the three or six months ended June 30, 2014 and 2013.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

i. Recently issued accounting guidance

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation—Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (i) prospectively to all awards granted or modified after the effective date; or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements, however does not expect there to be a material impact at this time.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, ASU 2014-09 provides for the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the Accounting Standards Codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11 to standardize the balance sheet presentation of unrecognized tax benefits. This update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The new guidance is effective for fiscal years beginning after December 15, 2013, and early adoption is permitted. The adoption of this guidance resulted in an immaterial reclassification on the Company’s consolidated balance sheet.

2. Cash, cash equivalents, and investments

The following is a summary of cash, cash equivalents and held-to-maturity investments by type at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$25,023	$—	$—	$25,023	$42,226	$—	$—	$42,226
State and municipal obligations	17,419	26	—	17,445	10,807	14	—	10,821
Corporate bonds	14,692	4	(12)	14,684	7,743	2	(14)	7,731
Certificates of deposit	2,617	—	—	2,617	2,619	—	—	2,619

Total cash, cash equivalents and investments	$59,751	$30	$(12)	$59,769	$63,395	$16	$(14)	$63,397

The Company believes the unrealized losses on the Company’s investments are due to interest rate fluctuations. As these investments are either short-term in nature, are expected to be redeemed at par value and/or because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2014. None of Company’s investments have been in an unrealized loss position for more than one year.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the amortized cost and fair value of the short-term and long-term investments held by the Company at June 30, 2014 by contractual maturity (in thousands):

	Amortized Cost	Fair Value
Due in less than one year	$22,890	$22,903
Due after one year, through two years	10,918	10,923

Total short-term and long-term investments	$33,808	$33,826

Fair Value Measurement

The following table presents information about the Company’s investments that are measured at fair value as of June 30, 2014, and indicates the fair value hierarchy of the valuation (in thousands):

	Amortized Cost	Quoted Prices in Active Markets for Identical Assets (Level 1)	Siginificant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Cash	$23,099	$23,099	$—	$—	$23,099
Money market funds	1,924	1,924	—	—	1,924
Certificates of deposit	2,617	—	2,617	—	2,617
Corporate bonds	14,692	14,692	—	—	14,684
State and municipal obligations	17,419	—	17,419	—	17,445

Total cash, cash equivalents and investments	$59,751	$39,715	$20,036	$—	$59,769

3. Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method, and includes allocations of manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. Inventories as of June 30, 2014 and December 31, 2013, consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Raw materials	$10,115	$7,376
Work-in-process	97	44
Finished goods	5,856	4,688
Reserve for excess and obsolete inventory	(957)	(999)

Total inventory	$15,111	$11,109

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Goodwill and Intangible assets

In the fourth quarter of 2013, the Company recognized goodwill related to the Familiar business acquisition, which was calculated as the excess of the purchase price over the fair value of the identifiable tangible and intangible assets. The balance of goodwill at both June 30, 2014 and December 31, 2013 was $2.2 million.

Other intangible assets consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

		June 30, 2014			December 31, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Domain names	5 Years	$125	$(108)	$17	$125	$(102)	$23
Issued patents	4 to 15 Years	1,575	(474)	1,101	1,529	(441)	1,088
Issued trademarks	9 to 11 Years	498	(173)	325	437	(147)	290

Total amortized		2,198	(755)	1,443	2,091	(690)	1,401

Not amortized:
TASER trademark		900		900	900		900
Patents and trademarks pending		876		876	1,016		1,016

Total not amortized		1,776		1,776	1,916		1,916

Total intangible assets		$3,974	$(755)	$3,219	$4,007	$(690)	$3,317

Amortization expense relative to intangible assets for the three months ended June 30, 2014 and 2013 was approximately $42,000 and $38,000, respectively. Amortization expense relative to intangible assets for the six months ended June 30, 2014 and 2013 was approximately $81,000 and $76,000, respectively. Estimated amortization expense of intangible assets for the remaining six months of 2014, the next five years ended December 31, and thereafter is as follows (in thousands):

2014 (remaining six months)	$86
2015	163
2016	156
2017	153
2018	143
2019	133
Thereafter	609

Total	$1,443

5. Deferred Revenue

Deferred revenue consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30 2014	December 31, 2013
Warranty	$17,675	$15,889
EVIDENCE.com	4,777	4,026
TASER Assurance Plan	1,333	138
Other	354	166

Total deferred revenue	24,139	20,219
Total current portion of deferred revenue	8,231	6,878

Total long-term portion of deferred revenue	$15,908	$13,341

Included in the current portion of deferred revenue at June 30, 2014 is approximately $2.5 million related to EVIDENCE.com and $5.6 million related to warranties. TASER Assurance Plan deferred revenue includes the value of the price-lock for a future purchase as well as the guarantee of the product, both of which will be recognized upon delivery of the product at the end of the contract period. For more information relating to the Company’s revenue recognition policies please refer to Note 1(e).

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Accrued liabilities

Accrued liabilities consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Accrued salaries and benefits	$2,099	$2,328
Accrued judgments and settlements	998	3,350
Accrued warranty expense	1,078	955
Accrued income and other taxes	258	233
Other accrued expenses	1,816	1,974

Accrued liabilities	$6,249	$8,840

The judgment in the case AA & SABA Consultant, Inc. vs. TASER of $4.5 million was paid in the second quarter of 2014 which reduced accrued judgments and settlements to $1.0 million as of June 30, 2014 (see Note 10).

7. Income taxes

Deferred Tax Assets

Net deferred income tax assets at June 30, 2014, include capitalized research and development costs, research and development tax credits, non-qualified stock-based compensation expense, deferred warranty revenue, warranty and inventory reserves, accrued vacation, and other items, partially offset by accelerated depreciation expense. The Company’s total current and long-term net deferred tax assets at June 30, 2014 are $18.4 million.

In preparing the Company’s condensed consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities, and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business, as well as the generation of sufficient future taxable income. Management has determined that it is more likely than not that future sales and profitability will allow for the utilization of the deferred tax assets; however, the deferred tax asset could be reduced or a valuation allowance could be recorded in the near-term if estimates of future taxable income during the carry forward period change.

The Company has completed research and development (“R&D”) tax credit studies which identified approximately $10.1 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2014 tax years. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $3.1 million as of June 30, 2014. In addition, management accrued approximately $0.1 million for estimated uncertain tax positions related to certain state income tax liabilities. As of June 30, 2014 management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $3.2 million be recognized, the Company’s effective tax rate would be favorably impacted. Approximately $1.3 million of the unrecognized tax benefit associated with research and development credits has been netted against the research and development credit deferred tax asset.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effective Tax Rate

The Company’s overall effective tax rate for the six months ended June 30, 2014, after discrete period adjustments, was 34.7%. Before discrete adjustments the tax rate was 38.9%, which is above the statutory rate due to the impact of state taxes and non-deductible expenses for items such as Incentive Stock Option (“ISO”) expense, meals and entertainment and lobbying fees, but also reduced by the domestic production activities deduction, the net effects of which makes projected annual net income for tax purposes higher than our book pre-tax income.

8. Stockholders’ equity

Stock Option Activity

On May 23, 2013, the Company’s stockholders approved a new stock incentive plan authorizing an additional 1.6 million shares, plus remaining available shares under a prior plan for issuance under the new plan. Combined with the legacy stock incentive plans, there are approximately 1.9 million shares available for grant as of June 30, 2014.

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

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2014 (aggregate intrinsic value in thousands):

	Number of Units	Weighted Average Grant- Date Fair Value	Aggregate Intrinsic Value
Units outstanding, beginning of period	1,279,123	$9.67
Granted	463,196	16.85
Released	(348,171)	7.43
Forfeited	(135,375)	12.99

Units outstanding, end of period	1,258,773	12.59	$16,742

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the period, which was $13.30 per share on June 30, 2014, multiplied by the number of RSUs outstanding. As of June 30, 2014, there was $12.3 million in unrecognized compensation cost related to RSUs granted under the Company’s stock plans. The Company expect to recognize this cost over a weighted average period of 30 months. RSUs are released when vesting requirements are met.

In the six months ended June 30, 2014, the Company granted approximately 0.1 million performance-based RSUs, which are included in the table above. Of the approximately 0.3 million performance-based RSUs outstanding as of June 30, 2014, the performance criteria have been met for approximately 0.1 million units, which will vest upon the completion of service requirements. Certain of the performance-based RSUs granted in 2014 contain provisions whereby the amount of RSUs that ultimately vest is dependent upon the level of achievement of performance metrics. The amount of RSUs included in the table above related to such grants is the target level, which is the Company’s best estimate of the amount of RSUs that will vest. The maximum additional number of RSUs that could be earned is approximately 0.1 million, which are not included in the table above.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain RSUs that vested in the first half of 2014 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld were approximately 0.1 million with a value of approximately $1.2 million on their respective vesting dates as determined by the Company’s closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the statement of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the amount of shares that would have otherwise been issued as a result of vesting.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2014 (aggregate intrinsic value in thousands):

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	3,365,692	$6.15
Granted	—
Exercised	(1,045,644)	7.05
Expired / forfeited	(50,134)	14.97

Options outstanding, end of period	2,269,914	5.65	4.72	$17,563

Exercisable at June 30, 2014	2,227,102	5.67	4.71	$17,196

Expected to vest after June 30, 2014	30,076	4.71	5.35	$259

Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock of $13.30 on June 30, 2014. The aggregate intrinsic value of options exercised for the three months ended June 30, 2014 and 2013 was approximately $0.2 million and $2.3 million, respectively. As of June 30, 2014, total unrecognized stock-based compensation expense related to unvested stock options was approximately $49,000, which is expected to be recognized over a remaining weighted average period of approximately 10 months. Options expected to vest are presented net of expected forfeitures.

Included in the table above is approximately 0.4 million of performance-based options of which, 0.3 million are vested. The Company does not expect the remaining performance-based options to vest and does not expect to recognize any future expense related to performance-based stock options.

Share Based Compensation Expense

When granted, the Company calculates the fair value of stock options using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected life and risk-free interest rates. No options were awarded during the six month periods ended June 30, 2014 or 2013. The estimated fair value of stock-based compensation awards is amortized to expense on a straight-line basis over the service periods. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s forfeiture rate was calculated based on its historical experience of awards which ultimately vested.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share-based compensation was classified as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of products sold	$65	$49	$88	$84
Sales, general and administrative expenses	948	827	1,658	1,557
Research and development expenses	494	143	938	302

Total share-based compensation	$1,507	$1,019	$2,684	$1,943

Total share-based compensation expense recognized in the statements of operations for the three months ended June 30, 2014 and 2013, included approximately $8,000 and $24,000, respectively, related to incentive stock options for which no tax benefit is recognized. Total share-based compensation expense recognized in the statements of operations for the six months ended June 30, 2014 and 2013, included approximately $17,000 and $63,000, respectively, related to incentive stock options for which no tax benefit is recognized.

Issuer Purchases of Equity Securities

In May 2014, the Company announced that TASER’s Board of Directors authorized a stock repurchase program to acquire up to $30.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. During the three months ended June 30, 2014, the Company purchased 1.5 million common shares under this program for a total cost of approximately $19.6 million, or a weighted average cost of $13.16 per share. The weighted average cost includes the average price paid per share of $13.13, plus any applicable administrative costs for the transaction. The Company has approximately $10.4 million remaining on the repurchase authorization as of June 30, 2014.

9. Line of credit

The Company has a $10.0 million revolving line of credit with a domestic bank. As of June 30, 2014, the Company had letters of credit outstanding of approximately $47,000 under the facility. The line is secured by the Company’s accounts receivable and inventory, and bears interest at varying rates (currently LIBOR plus 1.5% to prime). The line of credit matures on June 30, 2015, and requires monthly payments of interest only. At June 30, 2014 and December 31, 2013, there were no borrowings under the line of credit. The Company’s agreement with the bank requires it to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed charge coverage ratio, as defined in the line of credit, can be no less than 1.25:1, based upon a trailing twelve-month period. At June 30, 2014, the Company’s tangible net worth ratio was 0.36:1 and its fixed charge coverage ratio was 3.14:1, and accordingly, the Company was in compliance with these covenants.

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

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2009, the Company implemented new risk management strategies, including revisions to product warnings and training to better protect both the Company and its customers from litigation based on ‘failure to warn’ theories – which comprise the vast majority of the cases against the Company. These risk management strategies have been highly effective in reducing the rate and exposure from litigation post-2009. From the third quarter of 2011 to the second quarter of 2014, product liability cases have been reduced from 55 active to 16 active cases.

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

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Grable	Aug-08	6th Judicial Circuit Court, Pinellas County, FL	Training Injury	Discovery Phase

Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Discovery Phase

Derbyshire	Nov-09	Ontario, Canada Superior Court of Justice	Officer Injury	Discovery Phase

Thompson	Mar-10	11th Judicial Circuit Court, Miami-Dade County, FL	Suspect Injury During Arrest	Discovery Phase

Doan	Apr-10	The Queens Bench Alberta, Red Deer Judicial Dist.	Wrongful Death	Discovery Phase

Shymko	Dec-10	The Queens Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase

Juran	Dec-10	Hennepin County District Court, 4th Judicial District	Officer Injury	Pleading Phase

Wilson	May-11	US District Court, ED MO	Wrongful Death	Discovery Phase; trial scheduled for Nov. 2014

Ramsey	Jan-12	17th Judicial Circuit Court, Broward County, FL	Wrongful Death	Discovery Phase

Firman	Apr-12	Ontario, Canada Superior Court of Justice	Wrongful Death	Pleading Phase

Ricks	May-12	US District Court, WD LA	Wrongful Death	Motion Phase

Miller	Jan-13	New Castle County Superior Court, DE	Wrongful Death	Discovery Phase

Slade	Dec-13	US District Court, ED TX	Wrongful Death	Discovery Phase

Rascom	Apr-14	US District Court, AZ	Wrongful Death	Pleading Phase

Goodard	Jul-14	Pinellas County Circuit Court, FL	Wrongful Death	Pleading Phase

Parker	Jul-14	US District Court, SD TX	Suspect Injury During Arrest	Pleading Phase

In addition, other product litigation matters in which the Company is involved that are currently on appeal are listed below:

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Glowczenski	Oct-04	US District Court, ED NY	Wrongful Death	Notice of Appeal filed Sept. 2013; Opening Brief was filed Jan. 2014; Answering Brief filed Apr. 2014.

Cases that were dismissed or judgment entered during the second quarter of 2014 and through the filing date of this Quarterly Report on Form 10-Q are listed in the table below. Cases that were dismissed or judgment entered in prior fiscal quarters are not included in this table.

Month
Plaintiff	Served	Jurisdiction	Claim Type	Status

Turner	Feb-10	US District Court, ED NC	Wrongful Death	Settled and dismissed

Saldago	Apr-14	Harris County District Court, TX	Wrongful Death	Voluntary Dismissal

Faltesek	Apr-14	Harris County District Court, TX	Wrongful Death	Voluntary Dismissal

Mitchell	Apr-12	US District Court, ED MI	Wrongful Death	Motion for Summary Judgment Granted

McCue	Mar-14	US District Court, District of Maine	Wrongful Death	Voluntary Dismissal

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

Policy Year	Policy Start Date	Policy End Date	Insurance Coverage	Deductible Amount	Defense Costs Covered	Remaining Insurance Coverage	Active Cases and Cases on Appeal
2004	12/01/03	12/01/04	$2.0	$0.1	N	$2.0	Glowczenski
2005	12/01/04	12/01/05	10.0	0.3	Y	7.0	n/a
2006	12/01/05	12/01/06	10.0	0.3	Y	3.7	n/a
2007	12/01/06	12/01/07	10.0	0.3	Y	8.0	n/a
2008	12/01/07	12/15/08	10.0	0.5	Y	—	Grable, Koon
2009	12/15/08	12/15/09	10.0	1.0	N	10.0	Derbyshire
2010	12/15/09	12/15/10	10.0	1.0	N	10.0	Thompson, Shymko, Doan, Juran
2011	12/15/10	12/15/11	10.0	1.0	N	10.0	Wilson
Jan - Jun 2012	12/15/11	06/25/12	7.0	1.0	N	7.0	Ramsey, Firman, Ricks
Jul - Dec 2012	06/25/12	12/15/12	12.0	1.0	N	12.0	n/a
2013	12/15/12	12/15/13	12.0	1.0	N	12.0	Miller
2014	12/15/13	12/15/14	12.0	4.0	N	12.0	Slade, Rascom, Goddard, Parker

Other Litigation

AA & Saba (AZ) Lawsuit

In February 2012, the Company was served with a complaint in the matter of AA & Saba Consultants, Inc. v. TASER International, Inc. that was filed in the Superior Court for the County of Maricopa, Arizona, which alleges that the Company breached a contract by unilaterally terminating a distributor agreement between the Company and plaintiff without good cause. The complaint seeks an award for damages, costs, expenses and attorneys’ fees. TASER filed a counterclaim for breach of contract and fraud. During 2012, the Company made a settlement offer of $0.8 million to plaintiff which was recorded as an expense in SG&A in that year. The offer was not accepted and thereafter was withdrawn. On February 28, 2014, the jury returned a verdict of $3.3 million against the Company. Judgment had not been entered at the time. The Company recorded an additional $2.6 million of expense in the fourth quarter of 2013 as Litigation judgments (recoveries) on the income statement.

On May 6, 2014 the court issued a Minute Entry Order awarding Plaintiff approximately $1.2 million in attorneys’ fees, costs and expenses which was recorded as a litigation settlement in the second quarter of 2014. On May 6, 2014 the matter was resolved and dismissed.

General

From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. After carefully assessing the claim, and assuming the Company determines that it is not at fault or the Company disagrees with the damages or relief demanded, it vigorously defends any lawsuit filed against the Company. The Company does not expect these lawsuits to individually, or in the aggregate, materially affect its business, results of operations or financial condition. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by insurance or will not be in excess of amounts provided by insurance coverage and will not have a material adverse effect on the Company’s business, operating results or financial condition.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Related party transactions

The Company engages Mark Kroll, a member of the Board of Directors, to provide consulting services. Expenses relating to these services for the three months ended June 30, 2014 and 2013 were approximately $40,000 and $37,000, respectively. Expenses relating to these services for the six months ended June 30, 2014 and 2013 were approximately $71,000 and $66,000, respectively. At June 30, 2014 and December 31, 2013, the Company had accrued liabilities for these consulting services of approximately $24,000 and $12,000, respectively.

12. Employee benefit plans

The Company has a defined contribution profit sharing 401(k) plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation.

In addition, during 2013, the Company implemented a non-qualified deferred compensation plan for certain executives, key employees and non-employee directors through which participants may elect to postpone the receipt and taxation of a portion of their compensation, including stock-based compensation, received from the Company. The non-qualified deferred compensation plan allows eligible participants to defer up to 80% of their base salary and up to 100% of other types of compensation. The plan also allows for (i) matching and discretionary employer contributions and (ii) the deferral of vested RSU awards. Employee deferrals are deemed 100% vested upon contribution. Distributions from the plan are made upon retirement, death, separation of service, specified date or upon the occurrence of an unforeseeable emergency. Distributions can be paid in a variety of forms from lump sum to installments over a period of years. Participants in the plan are entitled to select from a wide variety of investments available under the plan for their cash contributions and are allocated gains or losses based upon the performance of the investments selected by the participant. All gains or losses are allocated fully to plan participants and the Company does not guarantee a rate of return on deferred balances. Assets related to this plan consist of corporate-owned life insurance contracts and are included in Other assets in the condensed consolidated balance sheets. Participants have no rights or claims with respect to any plan assets and any such assets are subject to the claims of the Company’s general creditors.

Contributions to the plans are made by both the employee and the Company. Company contributions are based on the level of employee contributions and are immediately vested. The Company’s matching contributions to the 401(k) plan for the three months ended June 30, 2014 and 2013, were both approximately $0.2 million. The Company’s matching contributions to the 401(k) plan for the six months ended June 30, 2014 and 2013, were $0.4 million and $0.3 million, respectively. The Company expects to make matching contributions to the non-qualified deferred compensation plan related to the three and six months ended June 30, 2014, of approximately $6,000 and $15,000, respectively. The Company did not make any matching contributions to the non-qualified deferred compensation plan related to the three or six months ended June 30, 2013. Future matching or profit sharing contributions to the plans are at the Company’s sole discretion.

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

Information relative to the Company’s reportable segments is as follows (in thousands):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	TASER	EVIDENCE.com		TASER	EVIDENCE.com
	Weapons	& Video	Total	Weapons	& Video	Total
Product sales	$32,675	$3,593	$36,268	$30,272	$1,570	$31,842
Service revenue	—	907	907	—	333	333

Net sales	32,675	4,500	37,175	30,272	1,903	32,175

Cost of products sold	10,663	2,760	13,423	10,410	1,356	11,766
Cost of services delivered	—	538	538	—	667	667

Gross margin	22,012	1,202	23,214	19,862	(120)	19,742
Sales, general and administrative expenses	10,901	2,646	13,547	9,418	1,523	10,941
Research and development expenses	793	2,662	3,455	976	1,016	1,992

Income (loss) from operations	$10,318	$(4,106)	$6,212	$9,468	$(2,659)	$6,809

Purchases of property and equipment	$336	$87	$423	$344	$112	$456
Purchases of intangible assets	42	—	42	90	9	99
Depreciation and amortization	990	115	1,105	974	556	1,530

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	TASER	EVIDENCE.com		TASER	EVIDENCE.com
	Weapons	& Video	Total	Weapons	& Video	Total
Product sales	$65,150	$6,631	$71,781	$58,275	$3,750	$62,025
Service revenue	—	1,579	1,579	—	584	584

Net sales	65,150	8,210	73,360	58,275	4,334	62,609

Cost of products sold	21,581	5,416	26,997	20,627	2,544	23,171
Cost of services delivered	—	941	941	—	1,245	1,245

Gross margin	43,569	1,853	45,422	37,648	545	38,193
Sales, general and administrative expenses	22,190	5,103	27,293	19,491	2,631	22,122
Research and development expenses	1,610	5,451	7,061	1,966	2,039	4,005

Income (loss) from operations	$19,769	$(8,701)	$11,068	$16,191	$(4,125)	$12,066

Purchases of property and equipment	$1,033	$189	$1,222	$598	$241	$839
Purchases of intangible assets	109	—	109	195	7	202
Depreciation and amortization	2,068	199	2,267	1,972	976	2,948

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of June 30, 2014, and results of operations for the three and six months ended June 30, 2014 and 2013. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: the impact of recently issued and adopted accounting standards and guidance; the gross margins in the EVIDENCE.com & Video Segment will be lower in the near term; that increased marketing expenditure will lead to sales growth; our anticipation that government contracts will be completed; that fixed costs in our EVIDENCE.com & Video segment will remain stable and result in a lower cost of services delivered as a percentage of revenue; that R&D and SG&A expenses will continue to increase; our litigation strategy and the outcome of pending litigation against us; the sufficiency of our valuation reserves, including warranty, accounts receivable, deferred taxes and inventory reserves; our projected effective tax rate for 2014; the sufficiency of our capital resources and the availability of financing to the Company and our strategy with respect to hedging activities. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; our dependence on sales of our TASER X26, X26P and X2 CEWs; the acceptance of our EVIDENCE.com software model; our ability to design, introduce and sell new products; delays in development schedules; rapid technological change and competition; product defects; breach of our security measures resulting in unauthorized access to customer data; outages and disruptions relating to our EVIDENCE.com service; budgetary and political constraints of prospects and customers; our exposure to cancellations of government contracts due to appropriation clauses; the length of our sales cycle and our ability to realize benefits from our marketing and selling efforts; the long-term revenue recognition cycle for our SaaS EVIDENCE.com product; regulatory and political challenges presented by international markets; litigation risks resulting from alleged product-related injuries and media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; the outcome of pending or future litigation; our ability to protect our intellectual property; intellectual property infringement claims and relating litigation costs; competition in foreign countries relating to foreign patents; our successful identification of existing intellectual property rights that might infringe on our developments; risks of governmental regulations, including regulations of our products by the United States Consumer Product Safety Commission, regulation of our products as a “crime control” product by the Federal government, state and local government regulation and foreign regulation and the adverse effects that could result from our products being classified as firearms by the United States Bureau of Alcohol and Firearms; our compliance with regulations governing the environment, including but not limited to, regulations within the European Union; new regulations relating to conflict minerals; our dependence on third party suppliers for key components of our products; component shortages; rising costs of raw materials and transportation relating to petroleum prices; our ability to manage our growth and increase manufacturing production to meet demand; establishment and expansion of our direct and indirect distribution channels; our ability to pursue sales directly with customers; risks relating to acquisitions and joint ventures; catastrophic events; fluctuations in quarterly operating results; foreign currency fluctuations; counterparty risks relating to cash balances held in excess of FDIC insurance limits; employee retention risks and other factors identified in documents filed by us with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2013.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The following table sets forth, for the periods indicated, our unaudited condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended June 30,				Increase / (Decrease)
	2014		2013		$	%
Net sales	$37,175	100.0%	$32,175	100.0%	$5,000	15.5%
Cost of products sold and services delivered	13,961	37.6	12,433	38.6	1,528	12.3

Gross margin	23,214	62.4	19,742	61.4	3,472	17.6
Sales, general and administrative expenses	13,547	36.4	10,941	34.0	2,606	23.8
Research and development expenses	3,455	9.3	1,992	6.2	1,463	73.4

Income from operations	6,212	16.7	6,809	21.2	(597)	(8.8)
Interest and other income, net	42	0.1	19	0.1	23	121.1

Income before provision for income taxes	6,254	16.8	6,828	21.2	(574)	(8.4)
Provision for income taxes	2,370	6.4	2,371	7.4	(1)	(0.0)

Net income	$3,884	10.4%	$4,457	13.9%	$(573)	(12.9)

*	Not meaningful

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended June 30,				Dollar	Percent
	2014		2013		Change	Change
TASER Weapons segment:
TASER X26	$4,813	12.9%	$6,906	21.5%	$(2,093)	(30.3)%
TASER X2	5,569	15.0	6,442	20.0	(873)	(13.6)
TASER X26P	10,281	27.7	4,617	14.3	5,664	122.7
TASER C2	469	1.3	545	1.7	(76)	(13.9)
M26	110	0.3	187	0.6	(77)	(41.2)
Single Cartridges	8,827	23.7	9,374	29.1	(547)	(5.8)
StrikeLight	95	0.3	—	—	95	*
TASER XREP	84	0.2	—	—	84	*
Extended Warranties	1,443	3.9	1,096	3.4	347	31.7
Other	984	2.6	1,105	3.4	(121)	(11.0)

TASER Weapons segment	32,675	87.9	30,272	94.1	2,403	7.9

EVIDENCE.com & Video segment:
AXON/EVIDENCE.com	2,764	7.4	848	2.6	1,916	225.9
TASER Cam	1,280	3.4	964	3.0	316	32.8
Other	456	1.2	91	0.3	365	401.1

EVIDENCE.com & Video segment	4,500	12.1	1,903	5.9	2,597	136.5

Total net sales	$37,175	100.0%	$32,175	100.0%	$5,000	15.5

*	Not meaningful

Net unit sales for the TASER Weapons products and EVIDENCE.com & Video segment products are as follows:

	Three Months Ended June 30,
			Unit	Percent
	2014	2013	Change	Change
TASER X26	4,436	8,047	(3,611)	(44.9)%
TASER X26P	12,148	6,021	6,127	101.8
TASER X2	4,563	7,016	(2,453)	(35.0)
M26	383	508	(125)	(24.6)
TASER C2	1,521	2,030	(509)	(25.1)
TASER Cam	2,713	2,693	20	0.7
Single Cartridges	369,534	412,132	(42,598)	(10.3)
AXON flex	2,022	1,081	941	87.0
AXON body	2,834	—	2,834	*
StrikeLight	1,061	—	1,061	*
TASER XREP	530	—	530	*

*	Not meaningful

Net sales to the United States and other countries are summarized as follows (dollars in thousands):

	Three Months Ended June 30,
	2014		2013
United States	$32,155	86%	$27,239	85%
Other Countries	5,020	14	4,936	15

Total	$37,175	100%	$32,175	100%

Net sales were $37.2 million and $32.2 million for the three months ended June 30, 2014 and 2013, respectively, an increase of $5.0 million, or 15.5%. The increase in net sales for the second quarter of 2014 compared to 2013 was primarily driven by the continued adoption of the TASER X26P Smart Weapon, which contributed $10.3 million of sales for the second quarter of 2014. Total law enforcement weapon handles sales in the second quarter were $20.8 million compared to prior year sales of $18.2 million. Sales of the TASER X26 CEW decreased $2.1 million in the second quarter of 2014 when compared to the same period in the previous year as a result of customers embracing the X26P SMART Weapon platform. Sales of the TASER X2 also decreased $0.9 million compared to the prior year.

Revenue relative to our EVIDENCE.com & Video segment increased $2.6 million to $4.5 million for the three months ended June 30, 2014, due to additional revenue recognized from higher sales of our AXON on-officer cameras and our EVIDENCE.com SaaS as well as TASER Cams. Service revenue related to the implementation of our AXON and EVIDENCE.com solution also contributed to the increase in the current quarter. AXON body was launched in the third quarter of 2013 and AXON flex was launched in 2012. Revenue related to EVIDENCE.com is recognized over the requisite service period of one to five years.

To gain more immediate feedback regarding activity for AXON flex, AXON body and EVIDENCE.com, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales) placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Some bookings will be invoiced in subsequent periods. Due to municipal government funding rules, certain of the future period amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although TASER has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be completed, if agencies do not appropriate funds in future year budgets or invoke a cancellation clause, revenue associated with these bookings will not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to EVIDENCE.com, AXON body and AXON flex increased to $11.3 million during the three months ended June 30, 2014, compared to $2.0 million in the same quarter in the prior year. We continue to generate traction with a number of new agencies adopting this platform.

International sales for the second quarter of 2014 and 2013 represented approximately $5.0 million, or 13.5%, and $4.9 million, or 15.3%, of total net sales, respectively. Sales in the international market generally are larger and occur more intermittently than in the domestic market due to the profile of the customers.

Cost of Products Sold and Services Delivered

Cost of products sold and services delivered were $14.0 million and $12.4 million for the three months ended June 30, 2014 and 2013, respectively, an increase of $1.5 million, or 12.3%. As a percentage of net sales, cost of products sold and services delivered decreased to 37.6% in the second quarter of 2014 compared to 38.6% in the second quarter of 2013. Cost of products sold for our TASER Weapons segment were $10.7 million for the three months ended June 30, 2014, or 32.6% of TASER Weapons segment sales, compared to $10.4 million for the three months ended June 30, 2013, or 34.4% of TASER Weapons segment sales. The decrease as a percentage of net sales is primarily derived from increased leverage due to higher sales and a higher average selling price.

Cost of products sold and services delivered for the EVIDENCE.com & Video segment were $3.3 million for the second quarter of 2014, an increase of $1.3 million, or 63.0% from the second quarter of 2013. Increased product costs related to the EVIDENCE.com & Video segment related to growing sales in this segment were partially offset by decreased service costs. The decrease in service costs is comprised of cost savings resulting from the completion of depreciation of capitalized EVIDENCE.com software development costs as of June 30, 2013. As a percentage of net sales, cost of products sold and services delivered decreased to 73.3% in the second quarter of 2014 from 106.3% in the second quarter of 2013. There are a number of fixed costs for the EVIDENCE.com & Video segment which, as we generate traction in the business, we expect to remain relatively stable and should allow for lower cost of services delivered as a percentage of service revenue.

Gross Margin

Gross margin was $23.2 million and $19.7 million for the three months ended June 30, 2014 and 2013, respectively, an increase of $3.5 million, or 17.6%. Our gross margin as a percent of sales increased to 62.4% for the second quarter of 2014 compared to 61.4% for the second quarter of 2013, a result of the factors discussed above under costs of products sold and services delivered as well as leverage in overhead expense from increased sales and increased sales prices. In the fourth quarter of 2013, we introduced a new pricing program reducing the price of the AXON cameras and separately pricing the EVIDENCE.com service. In previous quarters, the cameras and service were primarily sold together with one price for both. We believe lowering the price of the cameras and offering separately-priced EVIDENCE.com SaaS contracts at various levels of functionality, promotes pricing transparency for our customers. As a result, the gross margins in the EVIDENCE.com & Video segment are expected to be lower in the near-term as the service portion is deferred and recognized over the contract term. The AXON flex and the AXON body are currently being sold at low gross margins in an effort to continue to accelerate the Company’s traction in the market.

Sales, General and Administrative Expenses

For the three months ended June 30, 2014 and 2013, sales, general and administrative expenses (“SG&A”) were comprised of the following (dollars in thousands):

	Three Months Ended June 30,
			$	%
	2014	2013	Change	Change
Salaries, benefits and bonus	$4,041	$3,488	$553	15.9%
Professional, accounting and legal fees and litigation expenses *	3,256	2,089	1,167	55.9
Travel and meals	1,162	802	360	44.9
Stock-based compensation	954	827	127	15.4
Consulting and lobbying	936	562	374	66.5
Depreciation and amortization	311	313	(2)	(0.6)
Sales and marketing *	1,460	1,135	325	28.6
Liability insurance	211	482	(271)	(56.2)
Other	1,216	1,243	(27)	(2.2)

Total	$13,547	$10,941	$2,606	23.8

Sales, general and administrative as a % of net sales	36.4%	34.0%

*	Sales and marketing, and Professional, accounting and legal fees and litigation expenses are presented excluding salaries, benefits and stock compensation for those departments. Compensation related expenses for those areas are captured in the “Salaries, benefits and bonus” and “Stock-based compensation” lines.

SG&A expenses were $13.5 million and $10.9 million for the three months ended June 30, 2014 and 2013, respectively, an increase of $2.6 million, or 23.8%. As a percentage of net sales, SG&A expenses increased to 36.4% for the second quarter of 2014 compared to 34.0% for the second quarter of 2013.

Within the TASER Weapons segment, SG&A increased $1.5 million, or 15.7%, to $10.9 million from $9.4 million in the second quarter of 2013. Within the current quarter TASER Weapons SG&A, there is approximately $2.2 million relating to the settlements of disputes with two former distributors. Excluding these two items, SG&A for the second quarter would have been approximately $8.7 million in the TASER Weapons segment. Travel expenses increased approximately $0.2 million due to increased travel internationally as the Company develops incremental business abroad. Consulting and lobbying expenses also increased in the quarter. These increases were offset by a decrease in liability insurance coverage expenses due to favorable pricing changes as well as lower sales and marketing expenses as resources are shifted to the EVIDENCE.com & Video segment.

Within the EVIDENCE.com & Video segment, SG&A increased $1.1 million, or 73.7%, to $2.6 million in the second quarter of 2014 in comparison to the prior year. Salaries, benefits and bonus and stock compensation in the EVIDENCE.com & Video segment increased $0.4 million primarily as a result of the Company doubling its video salesforce and hiring incremental functions such as customer service, account management and other customer-facing roles. Sales and marketing expenses in the EVIDENCE.com & Video segment also increased approximately $0.5 million in comparison to the second quarter 2013 as a result of TASER-hosted Technology Summits to promote customer awareness about cloud technology as well as EVIDENCE.com promotions and advertising efforts during the quarter. Also included in sales and marketing expenses is increased commissions expense of approximately $0.2 million as a result of increased sales. We believe these increases in marketing activities will increase customer awareness of the benefits of EVIDENCE.com and ultimately lead to sales growth in future periods.

The Company expects to see 2014 SG&A continue to increase from the 2013 level of spend as continued investments are made in the EVIDENCE.com and Video segment and as we expand internationally and in incremental administrative functions to support the growing business.

Research and Development Expenses

Research and development (“R&D”) expenses were $3.5 million for the three months ended June 30, 2014 an increase of $1.5 million or 73.4% over the same period in the prior year. As a percentage of net sales, R&D expense increased to 9.3% in the second quarter of 2014 in comparison to 6.2% in the second quarter of 2013. Research and development expense increased primarily due to additional personnel expense related to EVIDENCE.com & Video segment development initiatives. In the TASER Weapons segment, R&D expenses decreased $0.2 million to $0.8 million in comparison to the same period in the previous year as resources were shifted to developing our next generation products and features for the EVIDENCE.com & Video segment.

The Company expects to continue to see increased expenses in R&D through 2014 as EVIDENCE.com develops products to expand into adjacent technologies.

Provision for Income Taxes

The provision for income taxes was $2.4 million for the three months ended June 30, 2014, which was an effective tax rate of 37.9%. Our estimated full year effective tax rate for 2014, before discrete period adjustments, is approximately 38.9%, which is above the statutory rate due to the impact of state taxes and non-deductible expenses for items such as ISO stock option expense, meals and entertainment and lobbying fees, but also reduced by the domestic production activities deduction, the net effects of which makes our projected annual net income for tax purposes higher than our book pre-tax income.

Net Income

Our net income decreased to $3.9 million, or $0.07 per diluted share, for the second quarter of 2014 compared to net income of $4.5 million, or $0.08 per diluted share, for the second quarter of 2013.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

The following table sets forth, for the periods indicated, our unaudited condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our condensed consolidated statements of operations (dollars in thousands):

	Six Months Ended June 30,				Increase / (Decrease)
	2014		2013		$	%
Net sales	$73,360	100.0%	$62,609	100.0%	$10,751	17.2%
Cost of products sold	27,938	38.1	24,416	39.0	3,522	14.4

Gross margin	45,422	61.9	38,193	61.0	7,229	18.9
Sales, general and administrative expenses	27,293	37.2	22,122	35.3	5,171	23.4
Research and development expenses	7,061	9.6	4,005	6.4	3,056	76.3

Income from operations	11,068	15.1	12,066	19.3	(998)	(8.3)
Interest and other income (expense), net	72	0.1	(4)	(0.0)	76	*

Income before provision for income taxes	11,140	15.2	12,062	19.3	(922)	(7.6)
Provision for income taxes	3,865	5.3	4,307	6.9	(442)	(10.3)

Net income	$7,275	9.9%	$7,755	12.4%	$(480)	(6.2)

*	Not meaningful

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Six Months Ended June 30,				Dollar	Percent
	2014		2013		Change	Change
TASER Weapons segment:
TASER X26	$11,815	16.1%	$15,029	24.0%	$(3,214)	(21.4)%
TASER X2	9,319	12.7	11,177	17.9	(1,858)	(16.6)
TASER X26P	18,155	24.7	8,017	12.8	10,138	126.5
TASER C2	938	1.3	1,357	2.2	(419)	(30.9)
M26	310	0.4	407	0.7	(97)	(23.8)
Single Cartridges	17,474	23.8	17,861	28.5	(387)	(2.2)
StrikeLight	170	0.2	—	—	170	*
TASER XREP	2,615	3.6	—	—	2,615	*
Extended Warranties	2,756	3.8	2,124	3.4	632	29.8
Other	1,598	2.2	2,303	3.7	(705)	(30.6)

TASER Weapons segment	65,150	88.8	58,275	93.1	6,875	11.8

EVIDENCE.com & Video segment:
AXON/EVIDENCE.com	4,759	6.5	2,092	3.3	2,667	127.5
TASER Cam	2,745	3.7	1,923	3.1	822	42.7
Other	706	1.0	319	0.5	387	121.3

EVIDENCE.com & Video segment	8,210	11.2	4,334	6.9	3,876	89.4

Total net sales	$73,360	100.0%	$62,609	100.0%	$10,751	17.2

*	Not meaningful

Net unit sales for the TASER Weapons products and EVIDENCE.com & Video segment products are as follows:

	Six Months Ended June 30,
	2014	2013	Unit Change	Percent Change
TASER X26	11,445	17,101	(5,656)	(33.1)%
TASER X26P	21,207	10,336	10,871	105.2
TASER X2	7,979	11,962	(3,983)	(33.3)
M26	878	1,136	(258)	(22.7)
TASER C2	3,541	4,325	(784)	(18.1)
TASER Cam	5,207	5,006	201	4.0
Single Cartridges	739,050	778,462	(39,412)	(5.1)
AXON flex	3,599	2,363	1,236	52.3
AXON body	5,427	—	5,427	*
StrikeLight	2,417	—	2,417	*
TASER XREP	3,770	—	3,770	*

*	Not meaningful

Net sales to the United States and other countries are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2014		2013
United States	$57,731	79%	$54,554	87%
Other Countries	15,629	21	8,055	13

Total	$73,360	100%	$62,609	100%

Net sales were $73.4 million and $62.6 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $10.8 million, or 17.2%. The increase in net sales for the first half of 2014 compared to 2013 was primarily driven by the continued adoption of the TASER X26P Smart Weapon, which contributed $18.2 million of sales for the first half of 2014. Sales of the TASER X26 CEW decreased $3.2 million in the first six months of 2014 when compared to the same period in the previous year as a result of customers embracing the X26P SMART Weapon platform. Sales of the TASER X2 also decreased $1.9 million compared to the prior year.

Revenue relative to our EVIDENCE.com & Video segment increased $3.9 million to $8.2 million for the six months ended June 30, 2014, due to additional revenue recognized from higher sales of our AXON on-officer cameras and our EVIDENCE.com SaaS as well as TASER Cams. Service revenue related to the implementation of our AXON and EVIDENCE.com solution also contributed to the increase in the first half of 2014. AXON body was launched in the third quarter of 2013 and AXON flex was launched in 2012. Revenue related to EVIDENCE.com is recognized over the requisite service period of one to five years.

To gain more immediate feedback regarding activity for AXON flex, AXON body and EVIDENCE.com, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales) placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Some bookings will be invoiced in subsequent periods. Due to municipal government funding rules, certain of the future period amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although TASER has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be completed, if agencies do not appropriate funds in future year budgets or invoke a cancellation clause, revenue associated with these bookings will not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to EVIDENCE.com and AXON flex increased to $17.3 million during the six months ended June 30, 2014, compared to $3.4 million in the same quarter in the prior year. We continue to generate traction with a number of new agencies adopting the platform.

International sales for the first half of 2014 and 2013 represented approximately $15.6 million, or 21.3%, and $8.1 million, or 12.9%, of total net sales, respectively. Sales in the international market are generally larger on a per-sale basis and occur more intermittently than in the domestic market due to the profile of the customers.

Cost of Products Sold and Services Delivered

Cost of products sold and services delivered were $27.9 million and $24.4 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $3.5 million, or 14.4%. As a percentage of net sales, cost of products sold and services delivered decreased to 38.1% in the first half of 2014 compared to 39.0% in the first six months of 2013. Cost of products sold for our TASER Weapons segment were $21.6 million for the six months ended June 30, 2014, or 33.1% of TASER Weapons segment sales, compared to $20.6 million for the six months ended June 30, 2013, or 35.4% of TASER Weapons segment sales. The decrease as a percentage of net sales is primarily derived from increased leverage due to higher sales and a higher average selling price.

Cost of products sold and services delivered for the EVIDENCE.com & Video segment were $6.4 million, an increase of $2.6 million, or 67.8% from the first half 2013. Increased product costs related to the EVIDENCE.com & Video segment related to growing sales in this segment were partially offset by decreased service costs. The decrease in service costs is comprised of cost savings due to the full depreciation of the capitalized EVIDENCE.com software development costs as of June 30, 2013. As a percentage of net sales, cost of products sold and services delivered decreased to 77.4% in the first half of 2014 from 87.4% in the first half of 2013. There are a number of fixed costs for the EVIDENCE.com & Video segment which, as we generate traction in the business, we expect to remain relatively stable and should allow for lower cost of services delivered as a percentage of service revenue.

Gross Margin

Gross margin was $45.4 million and $38.2 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $7.2 million, or 18.9%. Our gross margin as a percent of sales increased to 61.9% for the first half of 2014 compared to 61.0% for the first half of 2013, a result of the factors discussed above under costs of products sold and services delivered as well as leverage in overhead expense from increased sales, increased sales prices and lower cloud storage costs. In the fourth quarter of 2013, we introduced a new pricing program reducing the price of the AXON flex cameras and separately pricing the EVIDENCE.com service. In previous quarters, the cameras and service were primarily sold together with one price for both. We believe lowering the price of the cameras and offering separately-priced EVIDENCE.com SaaS contracts at various levels of functionality, promotes pricing transparency for our customers. As a result, the gross margins in the EVIDENCE.com & Video segment are expected to be lower in the near-term as the service portion is deferred and recognized over the contract term. The AXON flex and the AXON body are currently being sold at low gross margins in an effort to continue to accelerate the Company’s traction in the market.

Sales, General and Administrative Expenses

For the six months ended June 30, 2014 and 2013, sales, general and administrative expenses (“SG&A”) were comprised of the following (dollars in thousands):

	Six Months Ended June 30,
			$	%
	2014	2013	Change	Change
Salaries, benefits and bonus	$8,230	$7,119	$1,111	15.6%
Professional, accounting and legal fees and litigation expenses *	5,956	3,970	1,986	50.0
Travel and meals	2,298	1,615	683	42.3
Stock-based compensation	1,658	1,557	101	6.5
Consulting and lobbying	1,728	1,124	604	53.7
Depreciation and amortization	612	634	(22)	(3.5)
Sales and marketing *	3,553	2,102	1,451	69.0
Liability insurance	454	987	(533)	(54.0)
Other	2,804	3,014	(210)	(7.0)

Total	$27,293	$22,122	$5,171	23.4

Sales, general and administrative as a % of net sales	37.2%	35.3%

*	Sales and marketing, and Professional, accounting and legal fees and litigation expenses are presented excluding salaries, benefits and stock compensation for those departments. Compensation related expenses for those areas are captured in the “Salaries, benefits and bonus” and “Stock-based compensation” lines.

SG&A expenses were $27.3 million and $22.1 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $5.2 million, or 23.4%. As a percentage of net sales, SG&A expenses increased to 37.2% for the first half of 2014 compared to 35.3% for the first half of 2013.

Within the TASER Weapons segment, SG&A increased $2.7 million, or 13.8%, to $22.2 million from $19.5 million in the first half of 2013. Within the current quarter TASER Weapons SG&A, there is approximately $2.2 million relating to the settlement of disputes with two former distributors. Salaries, benefits and bonus and stock compensation in the TASER Weapons segment increased approximately $0.4 million in the first six months of 2014 compared to the prior year partially due to increased international, telesales and support sales staff. Incremental administrative functions were also added over the year in order to support the growing business. Sales and marketing expenses, many of which are variable, increased approximately $0.6 million within the TASER Weapons segment compared to the prior year due to higher commissions of $0.4 million on higher overall sales.

Within the EVIDENCE.com & Video segment, SG&A increased $2.5 million, or 94.0%, to $5.1 million in the first half of 2014 in comparison to the prior year. Salaries, benefits and bonus and stock compensation in the EVIDENCE.com & Video segment increased $0.8 million primarily as a result of the Company doubling its video salesforce and hiring incremental functions such as customer service, account management and other customer-facing roles. Sales and marketing expenses in the EVIDENCE.com & Video segment also increased approximately $0.9 million in comparison to the second quarter 2013 as a result of TASER-hosted Technology Summits to promote customer awareness about cloud technology as well as EVIDENCE.com promotions and advertising efforts during the first six months of 2014. Also included in sales and marketing expenses is increased commissions expense of approximately $0.4 million as a result of increased sales. We believe these increases in marketing activities will increase customer awareness of the benefits of EVIDENCE.com and ultimately lead to sales growth in future periods.

The Company expects to see 2014 SG&A continue to increase from the 2013 level of spend as continued investments are made in the EVIDENCE.com and Video segment as we expand internationally and in incremental administrative functions to support the growing business.

Research and Development Expenses

Research and development expenses were $7.1 million for the six months ended June 30, 2014 an increase of $3.1 million or 76.3% over the same period in the prior year. As a percentage of net sales, R&D expense increased to 9.6% in the first six months of 2014 in comparison to 6.4% in the first half of 2013. Research and development expense increased primarily due to additional personnel expense related to EVIDENCE.com & Video segment development initiatives. In the TASER Weapons segment, R&D expenses decreased $0.4 million to $1.6 million in comparison to the same period in the previous year as resources were shifted to developing the next generation products and features for our EVIDENCE.com & Video segment.

The Company expects to continue to see increased expenses in R&D through the second half 2014 as EVIDENCE.com develops products to expand into adjacent technologies.

Provision for Income Taxes

The provision for income taxes was $3.9 million for the six months ended June 30, 2014, which was an effective tax rate of 34.7%. Our estimated full year effective tax rate for 2014, before discrete period adjustments, is approximately 38.9%, which is above the statutory rate due to the impact of state taxes and non-deductible expenses for items such as ISO stock option expense, meals and entertainment and lobbying fees, but also reduced by the domestic production activities deduction, the net effects of which makes our projected annual net income for tax purposes higher than our book pre-tax income.

Net Income

Our net income decreased to $7.3 million, or $0.13 per diluted share, for the first half of 2014 compared to net income of $7.8 million, or $0.14 per diluted share, for the first six months of 2013.

Liquidity and Capital Resources

Summary

As of June 30, 2014, we had $25.9 million in cash, a decrease of $16.3 million from the end of 2013. Our cash generated by operating activities of $6.0 million, was more than offset by investment purchases of $17.3 million and repurchases of the Company’s common stock of $19.6 million during the first six months of 2014.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	Six Months Ended June 30,
	2014	2013
Operating activities	$5,962	$12,223
Investing activities	(14,443)	(12,004)
Financing activities	(7,872)	(17,271)
Effect of exchange rate changes on cash and cash equivalents	25	5

Decrease in cash and cash equivalents	$(16,328)	$(17,047)

Operating activities

Net cash provided by operating activities in the first six months of 2014 of $6.0 million was primarily driven by $7.3 million of net income for the period, adjusted for the net add-back of non-cash expenses of $7.2 million, including depreciation and amortization expense of $2.3 million, deferred income taxes of $7.9 million and stock-based compensation expense of $2.7 million, offset by a $5.5 million reduction related to excess tax benefit from stock-based compensation. Cash from operating activities reflects a net decrease of $8.5 million related to the net change in assets and liabilities. The net decrease in operating cash was primarily driven by an increase in prepaid expenses and other assets of $3.7 million, increased inventory of $4.0 million, and a reduction of accounts payable and accrued liabilities of $3.3 million. The increase in inventory is due to normal timing fluctuations and anticipated sales. The decrease in accounts payable and accrued liabilities was driven by the payment of $4.5 million during the second quarter of 2014 on the judgment in the AA & SABA Consultants, Inc. v. TASER litigation. Offsetting these reductions to operating cash inflows was an increase to operating cash flow of $3.9 million resulting from an increased balance of deferred revenue. The increase in deferred revenue primarily related to approximately $1.8 million from growing warranty sales and $0.8 million from increased EVIDENCE.com sales.

Net cash provided by operating activities in the first six months of 2013 of $12.2 million was primarily driven by $7.8 million of net income for the period, adjusted for the net add-back of non-cash expenses of $5.8 million, including depreciation and amortization expense of $2.9 million, deferred income taxes of $3.8 million and stock-based compensation expense of $1.9 million, offset by a $3.9 million reduction related to excess tax benefit from stock-based compensation. Cash from operating activities during the first six months of 2013 reflects a net negative effect of $1.3 million related to the net change in assets and liabilities. Increases in prepaid and other assets and inventory resulted in reductions to operating cash flows of $3.8 million and $2.4 million, respectively. The prepaid and other assets increase is largely due to a $1.9 million increase in prepaid taxes as well as proceeds receivable from stock option exercises. The increase in inventory is due to normal timing fluctuations and anticipated sales. Offsetting these reductions to operating cash inflows were increases to operating cash flow of $3.5 million and $1.2 million resulting from changing balances in deferred revenue and accounts and notes receivable, respectively. The increase in deferred revenue resulted from growing warranty sales and the decrease in receivables is due to collection of year-end receivables from sales in the fourth quarter of 2012.

Investing activities

We used $14.4 million for investing activities during the first six months of 2014 primarily as a result of investing cash generated from operating activities. Purchases of investments, net of calls and maturities, were $13.1 million. The Company also invested $1.3 million in the purchase of property and equipment and intangibles.

Net cash used by investing activities in the first six months of 2013 was $12.0 million. During the second quarter of 2013 we changed investment managers which, combined with the $12.2 million of operating cash generated during the period and $4.1 million of proceeds from option exercises, enabled higher than normal investment activity. During the 2013 six month period, we purchased $12.7 million of investments while receiving proceeds from the call/maturity of investments of $1.7 million. During the 2013 six month period we purchased $1.0 million of combined property and equipment and intangible assets, which was offset by $34,000 of cash received from the disposal of fixed assets.

Financing activities

During the first six months of 2014, net cash used in financing activities was $7.9 million and was primarily attributable to the repurchase of $19.6 million of our common stock, which was purchased for a weighted average cost of $13.16 per share, offset by $11.7 million of stock option exercises and other share-based payment activities. The weighted average cost includes the average price paid per share of $13.13, plus any applicable administrative costs for the transaction. As of June 30, 2014 the Company has approximately $10.4 million remaining on the repurchase authorization made by TASER’s Board of Directors in May 2014.

During the first six months of 2013, net cash used by financing activities was approximately $17.3 million primarily attributable to the repurchase of $25.0 million of our common stock, which was purchased for a weighted average cost of $8.20 per share. The weighted average cost includes the average price paid per share of $8.17, plus any applicable administrative costs for the transaction. The repurchase of common stock was made under a previous stock repurchase program.

Liquidity and Capital Resources

Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. We believe funds generated from our expected results of operations, as well as available cash and cash equivalents, will be sufficient to finance our operations and strategic initiatives for the remainder of 2014. In addition, our $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. The line is secured by our accounts receivable and inventory, and bears interest at varying rates currently LIBOR plus 1.5% to prime. As of June 30, 2014, we had letters of credit outstanding of approximately $47,000. The facility matures on June 30, 2015. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At June 30, 2014, and December 31, 2013, there were no borrowings under the line.

Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At June 30, 2014, the Company’s tangible net worth ratio was 0.36:1 and its fixed charge coverage ratio was 3.14:1. Accordingly, the Company was in compliance with these covenants.

Based on our strong balance sheet and the fact that we had only $0.1 million in long-term debt as a capital lease obligation at June 30, 2014, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all, if required.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements as of June 30, 2014 or December 31, 2013.

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

Product Warranties

The Company warrants its CEWs, StrikeLight, AXON cameras and Evidence Transfer Managers (“ETM”) from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for our standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. We estimate future warranty costs based on historical data related to returns and warranty costs on a quarterly basis and apply this rate to current product anticipated returns from our customers. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. The accrued warranty liability expense is reviewed quarterly to evaluate whether it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of June 30, 2014, and December 31, 2013, our reserve for warranty costs was $1.1 million and $1.0 million, respectively. The six months ended June 30, 2014, includes additional expense due to a change in estimate regarding the Company’s first generation ETM as a result of an updated version launched in the first quarter.

Revenue related to separately-priced extended warranties is recorded as deferred revenue and subsequently recognized in net sales on a straight-line basis over the delivery period. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.

Inventory

Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities and a determination of what costs are considered to be abnormal fixed production costs, which are expensed as current period charges. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory was $1.0 million at June 30, 2014 and December 31, 2013. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves may be necessary.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $10.1 million in tax credits for Federal, Arizona and California income tax purposes related to the 2003 through 2014 tax years. Management determined that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, has established a cumulative liability for unrecognized tax benefits of $3.1 million as of June 30, 2014. In addition, the Company established a $0.1 million liability related to uncertain tax positions for certain state income tax liabilities, for a total unrecognized tax benefit of $3.2 million. As of June 30, 2014, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $3.2 million be recognized, the Company’s effective tax rate would be favorably impacted. Approximately, $1.3 million of the unrecognized tax benefits associated with research and development credits has been netted against the research and development credit deferred tax asset. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting or tax laws in the United States and overseas, or changes in other facts or circumstances. In addition, we recognize liabilities for potential United States tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary, or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit, or additional income tax expense, respectively, in our condensed consolidated financial statements.

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

Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of June 30, 2014, the Company would need to generate approximately $36.4 million of pre-tax book income in order to realize the net deferred tax assets for which a benefit has been recorded. This estimate considers the reversal of approximately $6.1 million of gross deferred tax liabilities, $2.4 million tax-effected. We also have gross deferred tax assets of approximately $0.6 million, $80,000 tax-effected, related to state NOLs which expire at various dates between 2016 and 2031. We anticipate the Company’s future income to continue to trend upward from our 2014 results, with sufficient pre-tax book income to realize our deferred tax assets. As such, we have not recorded a valuation allowance on our deferred tax assets.

Stock-based Compensation

We have historically granted stock-based compensation for various equity owners and key employees as a means of attracting and retaining quality personnel. We have utilized restricted stock awards, restricted stock units and stock options; however, no stock options were issued during 2013 or the first six months of 2014. The fair value of restricted stock units is estimated as the closing price of our common stock on the date of grant. We estimate the fair value of granted stock options by using the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (forfeitures). The expense for both restricted stock units and stock options is recorded over the life of the grant, net of forfeitures.

We have granted a total of approximately 1.3 million performance-based awards (options and restricted stock awards and units) of which approximately 0.3 million are outstanding as of June 30, 2014, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance. These awards will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on our statements of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit and corporate and municipal bonds with a typical long-term debt rating of “AA” or better by any nationally recognized statistical rating organization, denominated in United States dollars. All of our investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. As of June 30, 2014, we estimate that a 10 basis point increase or decrease in interest rates would result in a change in annual interest income of less than $0.1 million.

Additionally, we have access to a line of credit borrowing facility which bears interest at varying rates, currently at LIBOR plus 1.5% to prime. At June 30, 2014, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $10 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2014, the Company announced that TASER’s Board of Directors authorized a stock repurchase program to acquire up to $30.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. During the three months ended June 30, 2014, the Company purchased 1.5 million common shares under this program for a total cost of approximately $19.6 million, or a weighted average cost of $13.16 per share. The weighted average cost includes the average price paid per share of $13.13, plus any applicable administrative costs for the transaction. The table below sets forth information regarding repurchases of our common stock by us during the three months ended June 30, 2014 (in thousands except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1- 30, 2014	—	$—	—	$—
May 1- 31, 2014	1,432	13.14	1,432	11,146
June 1 -30, 2014	54	12.98	54	10,448

Total	1,486	13.13	1,486

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

TASER International, Inc.

Date: August 05, 2014	/s/ Patrick W. Smith
Patrick W. Smith
Chief Executive Officer (Principal Executive Officer)

Date: August 05, 2014	/s/ Daniel M. Behrendt
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