Form 10-Q
period 2014-09-30
TASER INTERNATIONAL INC
filed 2014-11-05
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

There were 52,516,777 shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of October 31, 2014.

TASER INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TASER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$38,615	$42,271
Short-term investments	28,983	9,101
Accounts and notes receivable, net of allowance of $253 and $200 as of September 30, 2014 and December 31, 2013, respectively	27,099	22,488
Inventory, net	16,128	11,109
Prepaid expenses and other current assets	5,210	5,397
Deferred income tax assets, net	7,164	7,101

Total current assets	123,199	97,467
Property and equipment, net of accumulated depreciation of $33,046 and $31,378 as of September 30, 2014 and December 31, 2014, respectively	17,848	19,043
Deferred income tax assets, net	9,603	13,679
Intangible assets, net	3,107	3,317
Goodwill	2,206	2,235
Long-term investments	6,411	12,023
Other assets	1,766	618

Total assets	$164,140	$148,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,483	$6,221
Accrued liabilities	6,853	8,840
Current portion of deferred revenue	10,033	6,878
Customer deposits	369	1,154
Current portion of capital lease payable	38	36

Total current liabilities	23,776	23,129
Deferred revenue, net of current portion	19,966	13,341
Liability for unrecognized tax benefits	1,409	3,122
Other long-term liabilities	908	376
Long-term portion of capital lease payable	39	67

Total liabilities	46,098	40,035

Commitments and Contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.00001 par value per share; 25 million shares authorized; no shares issued at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.00001 par value per share; 200 million shares authorized; 52,516,219 and 52,725,247 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	156,729	139,424
Treasury stock at cost, 18,139,958 and 16,412,755 shares at September 30, 2014 and December 31, 2013, respectively	(114,645)	(92,203)
Retained earnings	75,959	61,127
Accumulated other comprehensive loss	(2)	(2)

Total stockholders’ equity	118,042	108,347

Total liabilities and stockholders’ equity	$164,140	$148,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$44,349	$35,197	$117,709	$97,806
Cost of products sold and services delivered	15,636	13,101	43,574	37,517

Gross margin	28,713	22,096	74,135	60,289
Sales, general and administrative expenses	12,441	12,776	39,734	34,898
Research and development expenses	3,759	2,439	10,820	6,444

Income from operations	12,513	6,881	23,581	18,947
Interest and other income (expense), net	(160)	35	(88)	31

Income before provision for income taxes	12,353	6,916	23,493	18,978
Provision for income taxes	4,795	1,802	8,661	6,109

Net income	$7,558	$5,114	$14,832	$12,869

Income per common and common equivalent shares
Basic	$0.14	$0.10	$0.28	$0.25
Diluted	$0.14	$0.10	$0.27	$0.24
Weighted average number of common and common equivalent shares outstanding
Basic	52,475	51,342	53,013	51,727
Diluted	53,821	53,321	54,550	53,644

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net income	$7,558	$5,114	$14,832	$12,869
Foreign currency translation adjustments	(15)	92	—	29

Comprehensive income	$7,543	$5,206	$14,832	$12,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$14,832	$12,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,368	4,036
Loss (gain) on disposal of property and equipment, net	17	(29)
Loss on write-down / disposal of intangible assets, net	211	113
Bond premium amortization	675	174
Provision for doubtful accounts	143	2
Provision for excess and obsolete inventory	20	279
Provision for warranty	517	644
Stock-based compensation expense	4,121	2,906
Deferred income taxes	9,862	5,212
Unrecognized tax benefits	(1,713)	172
Excess tax benefit from stock-based compensation	(5,849)	(4,058)
Change in assets and liabilities:
Accounts and notes receivable	(4,754)	(1,994)
Inventory	(5,039)	(1,575)
Prepaid expenses and other assets	(1,063)	(2,243)
Accounts payable and accrued liabilities	(1,705)	(496)
Deferred revenue	9,780	6,497
Customer deposits	(785)	578

Net cash provided by operating activities	22,638	23,087

Cash Flows from Investing Activities:
Purchases of investments	(23,613)	(18,450)
Proceeds from call / maturity of investments	8,668	6,625
Purchases of property and equipment	(2,066)	(1,174)
Proceeds from disposal of fixed assets	10	34
Purchases of intangible assets	(125)	(271)

Net cash used in investing activities	(17,126)	(13,236)

Cash Flows from Financing Activities:
Repurchase of common stock	(22,442)	(25,000)
Proceeds from options exercised	8,597	10,219
Payroll tax payments for net-settled stock awards	(1,262)	(221)
Excess tax benefit from stock-based compensation	5,849	4,058
Payments on capital lease obligation	(26)	(25)

Net cash used in financing activities	(9,284)	(10,969)

Effect of exchange rate change on cash and cash equivalents	116	(3)

Net decrease in cash and cash equivalents	(3,656)	(1,121)
Cash and cash equivalents, beginning of period	42,271	36,127

Cash and cash equivalents, end of period	$38,615	$35,006

Supplemental Disclosure:
Cash paid for income taxes, net	$403	$2,427
Non-Cash Transactions:
Property and equipment purchases in accounts payable	$158	$59

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

a. Basis of presentation, preparation and use of estimates

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended December 31, 2013, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Form 10-K for the year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

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

b. Segment information

The Company is comprised of two reportable segments: the manufacture and sale of CEWs, accessories and other related products and services (the “TASER Weapons” segment); and the video business which includes the TASER Cam, AXON video products and EVIDENCE.com (the “EVIDENCE.com & Video” segment). Reportable segments are determined based on discrete financial information reviewed by the Company’s Chief Executive Officer who is the Chief Operating Decision Maker (the “CODM”) for the Company. The Company organizes and reviews operations based on products and services, and currently, there are no operating segments that are aggregated. The Company performs an annual analysis of its reportable segments. Additional information related to the Company’s segments is summarized in Note 13.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

c. Geographic information and major customers

For the three and nine months ended September 30, 2014 and 2013, net sales by geographic area were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
United States	$37,605	84.8%	$31,483	89.4%	$95,336	81.0%	$86,036	88.0%
Other Countries	6,744	15.2	3,714	10.6	22,373	19.0	11,770	12.0

Total	$44,349	100.0%	$35,197	100.0%	$117,709	100.0%	$97,806	100.0%

Sales to customers outside of the United States are typically denominated in U.S. dollars and are attributed to each country based on the shipping address of the distributor or customer. For the three and nine months ended September 30, 2014 and 2013, no individual country outside of the United States represented greater than 10% of total net sales. Sales in the international market generally are larger and occur more intermittently than in the domestic market due to the profile of the Company’s customers.

For the three months ended September 30, 2014, one customer represented approximately 11.0% of total net sales. For the nine months ended September 30, 2014, no customers represented more than 10% of total net sales. In the three and nine months ended September 30, 2013, one distributor represented approximately 12.2% and 12.1% of total net sales, respectively. At September 30, 2014, the Company had receivables from two customers comprising approximately 27.2% of the aggregate accounts receivable balance, and at December 31, 2013, the Company had receivables from one customer comprising approximately 17.4% of the aggregate accounts receivable balance.

d. Income per common share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted income per share is calculated based on the weighted average number of common shares outstanding for the period plus the dilutive effect of stock options and restricted stock units using the treasury stock method. The calculation of the weighted average number of shares outstanding and income per share are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share:
Net income	$7,558	$5,114	$14,832	$12,869

Denominator:
Weighted average shares outstanding — basic	52,475	51,342	53,013	51,727
Dilutive effect of stock-based awards	1,346	1,979	1,537	1,917

Diluted weighted average shares outstanding	53,821	53,321	54,550	53,644

Anti-dilutive stock-based awards excluded	336	565	328	898

Net income per common share:
Basic	$0.14	$0.10	$0.28	$0.25
Diluted	$0.14	$0.10	$0.27	$0.24

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

EVIDENCE.com and AXON cameras are sold separately, but in most instances are purchased together. In these instances, customers typically purchase and pay for the equipment and one year of EVIDENCE.com in advance. Additional years of service are generally billed annually over a specified service term, which has typically ranged from one to five years. AXON equipment has stand-alone value and represents a deliverable that is provided to the customer at the time of sale, while EVIDENCE.com services are provided over the specified term of the contract. The Company recognizes revenue for the AXON equipment at the time of the sale consistent with the discussion of multiple deliverable arrangements above. Revenue for EVIDENCE.com is deferred at the time of the sale and recognized over the service period. In certain circumstances, not all requirements are met for the recognition of revenue relative to equipment sold in conjunction with EVIDENCE.com at the time the equipment is provided to customers. In such circumstances, based on limitations associated with the arrangement consideration, the revenue may be recognized ratably over the specified term of the contract, or when all conditions for revenue recognition are met, if sooner.

The Company offers the TASER Assurance Program (“TAP”) whereby a customer purchasing a product and joining the program will have the right to trade-in the original product for a new product of the same or like model in the future. Upon joining TAP, customers also receive an extended warranty for the initial products purchased and spare inventory. Under this program the customer generally pays additional annual installments over the contract period, generally three to five years. The Company records consideration received related to the future purchase as deferred revenue until all revenue recognition criteria are met, which is generally at the end of the contract period when the product is delivered.

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

The Company may, from time to time, enter into agreements with its customers to finance a customer’s purchases with a note receivable that may range in terms up to five years. Sales are recorded at the fair value of the note, which is generally sold and assigned to a third-party financing company. The terms of the assignments are such that the Company expects to receive payment within 30 days of the original sale. The assignments are non-recourse and the Company has no obligations or continuing involvement with these notes receivable. Prior to entering into an assignment, the Company evaluates the credit quality and financial condition of the third-party financing company. As of September 30, 2014 there was $0.8 million in accounts and notes receivable related to such arrangements. No such balances were recorded at December 31, 2013. The Company did not record any interest income on notes receivable due to the minimal holding periods, nor has the Company recognized gains or losses upon the assignment of these notes.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

f. Warranty costs

The Company warranties its CEWs, StrikeLight, AXON cameras and E-Docks from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for the standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. Future warranty costs are estimated based on historical data related to returns and warranty costs on a quarterly basis and this rate is applied to current product sales. Historically, reserve amounts have been increased if management becomes aware of a component failure that could result in larger than anticipated returns from customers. The accrued warranty liability is reviewed quarterly to evaluate whether it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.

The reserve for warranty returns is included in accrued liabilities on the condensed consolidated balance sheets. The Company recognized additional warranty expense during the first nine months of 2014 due to a change in estimate regarding the Company’s first generation E-Dock as a result of an updated version launched in the first quarter. The Company also recognized additional warranty expense during the nine months ended September 30, 2013 due to a change in estimate for the AXON flex and X26P CEWs based on the analysis of return data for their first year of sales. Changes in the Company’s estimated product warranty liabilities are as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Balance, beginning of period,	$955	$484
Utilization of accrual	(646)	(420)
Warranty expense	517	644

Balance, end of period,	$826	$708

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

The Company has cash equivalents and investments that at September 30, 2014 and December 31, 2013 were comprised of money market funds, state and municipal obligations, corporate bonds, and certificates of deposits. See additional disclosure regarding the fair value of the Company’s cash equivalents and investments in Note 2. Included in the balance of Other assets as of September 30, 2014 is $1.0 million related to corporate-owned life insurance policies which are used to fund the Company’s deferred compensation plan. The Company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the policy issuer, a Level 2 valuation technique.

The Company’s financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

h. Impairment of Long-Lived Assets

Management evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. Such circumstances could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way products are branded and marketed. In performing the review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. No impairment losses were recorded in the three or nine months ended September 30, 2014 and 2013.

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

In July 2013, the FASB issued ASU No. 2013-11 to standardize the balance sheet presentation of unrecognized tax benefits. This update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The new guidance was effective for fiscal years beginning after December 15, 2013. The adoption of this guidance resulted in an immaterial reclassification on the Company’s consolidated balance sheet.

j. Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Cash, cash equivalents, and investments

The following tables summarizes the Company’s cash, cash equivalents and held-to-maturity investments at September 30, 2014 and December 31, 2013 (in thousands):

	As of September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$36,392	$—	$—	$36,392	$36,392	$—	$—
Level 1:
Money market funds	2,223	—	—	2,223	2,223	—	—
Corporate bonds	15,455	3	(20)	15,438	—	12,811	2,644

Subtotal	17,678	3	(20)	17,661	2,223	12,811	2,644

Level 2:
State and municipal obligations	17,466	21	—	17,487	—	14,689	2,777
Certificates of deposit	2,473	—	—	2,473	—	1,483	990

Subtotal	19,939	21	—	19,960	—	16,172	3,767

Total	$74,009	$24	$(20)	$74,013	$38,615	$28,983	$6,411

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$37,196	$—	$—	$37,196	$37,196	$—	$—
Level 1:
Money market funds	5,030	—	—	5,030	5,030	—	—
Corporate bonds	7,743	3	(14)	7,732	—	1,102	6,641

Subtotal	12,773	3	(14)	12,762	5,030	1,102	6,641

Level 2:
State and municipal obligations	10,807	14	—	10,821	45	5,626	5,136
Certificates of deposit	2,619	—	—	2,619	—	2,373	246

Subtotal	13,426	14	—	13,440	45	7,999	5,382

Total	$63,395	$17	$(14)	$63,398	$42,271	$9,101	$12,023

The Company believes the unrealized losses on the Company’s investments are due to interest rate fluctuations. As these investments are either short-term in nature, are expected to be redeemed at par value and/or because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2014. None of Company’s investments have been in an unrealized loss position for more than one year.

The following table summarizes the amortized cost and fair value of the short-term and long-term investments held by the Company at September 30, 2014 by contractual maturity (in thousands):

	Amortized Cost	Fair Value
Due in less than one year	$28,983	$28,989
Due after one year, through two years	6,163	6,167
Due after two years	248	242

Total short-term and long-term investments	$35,394	$35,398

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method, and includes allocations of manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. Inventories as of September 30, 2014 and December 31, 2013, consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Raw materials	$10,697	$7,376
Work-in-process	134	44
Finished goods	6,043	4,688
Reserve for excess and obsolete inventory	(746)	(999)

Total inventory	$16,128	$11,109

4. Goodwill and Intangible assets

In the fourth quarter of 2013, the Company recorded goodwill related to the acquisition of Familiar, Inc. (“Familiar”), which was calculated as the excess of the purchase price over the fair value of the identifiable tangible and intangible assets. The balance of goodwill at both September 30, 2014 and December 31, 2013 was $2.2 million.

Other intangible assets consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

		September 30, 2014			December 31, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Domain names	5 Years	$125	$(111)	$14	$125	$(102)	$23
Issued patents	4 to 15 Years	1,735	(524)	1,211	1,529	(441)	1,088
Issued trademarks	9 to 11 Years	558	(191)	367	437	(147)	290

Total amortized		2,418	(826)	1,592	2,091	(690)	1,401

Not amortized:
TASER trademark		900		900	900		900
Patents and trademarks pending		615		615	1,016		1,016

Total not amortized		1,515		1,515	1,916		1,916

Total intangible assets		$3,933	$(826)	$3,107	$4,007	$(690)	$3,317

Amortization expense relative to intangible assets for the three months ended September 30, 2014 and 2013 was approximately $71,000 and $39,000, respectively. Amortization expense relative to intangible assets for the nine months ended September 30, 2014 and 2013 was approximately $153,000 and $115,000, respectively. Estimated amortization expense of intangible assets for the remaining three months of 2014, the next five years ended December 31, and thereafter is as follows (in thousands):

2014 (remaining three months)	$46
2015	178
2016	171
2017	167
2018	157
2019	147
Thereafter	726

Total	$1,592

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Deferred Revenue

Deferred revenue consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Warranty	$20,275	$15,889
EVIDENCE.com	6,864	4,026
TASER Assurance Program	2,771	138
Other	89	166

Total deferred revenue	29,999	20,219
Total current portion of deferred revenue	10,033	6,878

Total long-term portion of deferred revenue	$19,966	$13,341

Included in the current portion of deferred revenue at September 30, 2014 is approximately $3.3 million related to EVIDENCE.com and $6.3 million related to warranties, and $0.3 million related to the TASER Assurance Program. TASER Assurance Program deferred revenue includes the value of the price-lock for a future purchase as well as the guarantee of the product, both of which will be recognized upon delivery of the product at the end of the contract period. For more information relating to the Company’s revenue recognition policies please refer to Note 1(e).

6. Accrued liabilities

Accrued liabilities consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Accrued salaries and benefits	$3,070	$2,328
Accrued judgments and settlements	330	3,350
Accrued professional fees	368	286
Accrued warranty expense	826	955
Accrued income and other taxes	349	437
Other accrued expenses	1,910	1,484

Accrued liabilities	$6,853	$8,840

The judgment in the case AA & SABA Consultant, Inc. vs. TASER of $4.5 million was paid in the second quarter of 2014, of which $3.3 million was accrued for at December 31, 2013, which reduced accrued judgments and settlements to $0.3 million as of September 30, 2014 (see Note 10).

7. Income taxes

Deferred Tax Assets

Net deferred income tax assets at September 30, 2014, include capitalized research and development costs, research and development tax credits, non-qualified stock-based compensation expense, deferred warranty revenue, warranty and inventory reserves, accrued vacation, and other items, partially offset by accelerated depreciation expense. The Company’s total current and long-term net deferred tax assets at September 30, 2014 are $16.8 million.

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

The Company has completed research and development (“R&D”) tax credit studies which identified approximately $10.4 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2014 tax years. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $3.2 million as of September 30, 2014. In addition, management accrued approximately $0.1 million for estimated uncertain tax positions related to certain state income tax liabilities. As of September 30, 2014 management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the total unrecognized tax benefit of $3.3 million be recognized, the Company’s effective tax rate would be favorably impacted. Approximately $1.9 million of the unrecognized tax benefit associated with research and development credits has been netted against the research and development credit deferred tax asset.

Effective Tax Rate

The Company’s overall effective tax rate for the nine months ended September 30, 2014, after discrete period adjustments, was 36.9%. Before discrete adjustments the tax rate was 37.6%, which is above the statutory rate due to the impact of state taxes and non-deductible expenses for items such as Incentive Stock Option (“ISO”) expense, meals and entertainment and lobbying fees, but also reduced by the domestic production activities deduction, the net effects of which makes projected annual net income for tax purposes higher than our book pre-tax income.

8. Stockholders’ equity

Stock Option Activity

In May 2013, the Company’s stockholders approved a new stock incentive plan authorizing an additional 1.6 million shares, plus remaining available shares under a prior plan for issuance under the new plan. Combined with the legacy stock incentive plans, there are approximately 1.9 million shares available for grant as of September 30, 2014.

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

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2014 (number of units and aggregate intrinsic value in thousands):

	Number of Units	Weighted Average Grant- Date Fair Value	Aggregate Intrinsic Value
Units outstanding, beginning of period	1,279	$9.67
Granted	502	16.73
Released	(369)	7.51
Forfeited	(144)	12.83

Units outstanding, end of period	1,268	12.75	$19,575

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the period, which was $15.44 per share on September 30, 2014, multiplied by the number of RSUs outstanding. As of September 30, 2014, there was $11.4 million in unrecognized compensation cost related to RSUs granted under the Company’s stock plans. The Company expect to recognize this cost over a weighted average period of 30 months. RSUs are released when vesting requirements are met.

In the nine months ended September 30, 2014, the Company granted approximately 0.1 million performance-based RSUs, which are included in the table above. Of the approximately 0.3 million performance-based RSUs outstanding as of September 30, 2014, the performance criteria have been met for approximately 0.1 million units, which will vest upon the completion of service requirements. Certain of the performance-based RSUs granted in 2014 contain provisions whereby the amount of RSUs that ultimately vest is dependent upon the level of achievement of performance metrics. The amount of RSUs included in the table above related to such grants is the target level, which is the Company’s best estimate of the amount of RSUs that will vest. The maximum additional number of RSUs that could be earned is approximately 0.1 million, which are not included in the table above.

Certain RSUs that vested in the first nine months of 2014 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld were approximately 0.1 million with a value of approximately $1.3 million on their respective vesting dates as determined by the Company’s closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the statement of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the amount of shares that would have otherwise been issued as a result of vesting.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2014 (number of options and aggregate intrinsic value in thousands):

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	3,366	$6.15
Granted	—
Exercised	(1,218)	7.06
Expired / forfeited	(54)	10.29

Options outstanding, end of period	2,094	5.51	4.70	$20,925

Exercisable at September 30, 2014	2,055	5.53	4.70	20,508

Expected to vest after September 30, 2014	27	4.73	4.89	287

Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock of $15.44 on September 30, 2014. The aggregate intrinsic value of options exercised for the three and nine months ended September 30, 2014 was approximately $1.7 million and $14.4 million, respectively. The aggregate intrinsic value of options exercised for the three and nine months ended September 30, 2013 was approximately $5.3 million and $9.1 million, respectively. As of September 30, 2014, total unrecognized stock-based compensation expense related to unvested stock options was approximately $32,000, which is expected to be recognized over a remaining weighted average period of approximately nine months. Options expected to vest are presented net of expected forfeitures.

Included in the table above is approximately 0.4 million of performance-based options of which, 0.3 million are vested. The Company does not expect the remaining performance-based options to vest and does not expect to recognize any future expense related to performance-based stock options.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share-Based Compensation Expense

When granted, the Company calculates the fair value of stock options using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected life and risk-free interest rates. No options were awarded during the nine month periods ended September 30, 2014 or 2013. The estimated fair value of stock-based compensation awards is amortized to expense on a straight-line basis over the service periods. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s forfeiture rate was calculated based on its historical experience of awards which ultimately vested.

Share-based compensation was classified as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of products sold	$61	$50	$149	$134
Sales, general and administrative expenses	940	736	2,598	2,293
Research and development expenses	436	177	1,374	479

Total share-based compensation	$1,437	$963	$4,121	$2,906

Total share-based compensation expense recognized in the statements of operations for the three months ended September 30, 2014 and 2013, included approximately $2,000 and $22,000, respectively, related to incentive stock options for which no tax benefit is recognized. Total share-based compensation expense recognized in the statements of operations for the nine months ended September 30, 2014 and 2013, included approximately $18,000 and $0.1 million, respectively, related to incentive stock options for which no tax benefit is recognized.

Issuer Purchases of Equity Securities

In May 2014, the Company announced that TASER’s Board of Directors authorized a stock repurchase program to acquire up to $30.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. During the quarter ended September 30, 2014, the Company purchased approximately 0.2 million common shares under this program for a total cost of approximately $2.9 million, or a weighted average cost of $11.94 per share. The weighted average cost includes the average price paid per share of $11.91, plus any applicable administrative costs for the transaction. During the five month period from inception of the repurchase program through September 30, 2014, the Company purchased approximately 1.7 million common shares under this program for a total cost of approximately $22.4 million, or a weighted average cost of $12.99 per share. The weighted average cost includes the average price paid per share of $12.96, plus any applicable administrative costs for the transaction. The Company has approximately $7.6 million remaining on the repurchase authorization as of September 30, 2014. Repurchases may be made from time to time on the open market.

9. Line of credit

The Company has a $10.0 million revolving line of credit with a domestic bank. As of September 30, 2014, the Company had letters of credit outstanding of approximately $47,000 under the facility. The line is secured by the Company’s accounts receivable and inventory, and bears interest at varying rates (currently LIBOR plus 1.5% to Prime). The line of credit matures on June 30, 2015, and requires monthly payments of interest only. At September 30, 2014 and December 31, 2013, there were no borrowings under the line of credit. The Company’s agreement with the bank requires it to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed charge coverage ratio, as defined in the line of credit, can be no less than 1.25:1, based upon a trailing twelve-month period. At September 30, 2014, the Company’s tangible net worth ratio was 0.40:1 and its fixed charge coverage ratio was 2.86:1, and accordingly, the Company was in compliance with these covenants.

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

As a general rule, it is the Company’s policy not to settle suspect injury or death cases. Exceptions are sometimes made where the settlement is strategically beneficial to the Company. Also, on occasion, the Company’s insurance company has settled such lawsuits over the Company’s objection where the exposure exceeds the Company’s liability insurance deductibles. Due to the confidentiality of the Company’s litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not generally identify or comment on which specific lawsuits have been settled or the amount of any settlement.

In 2009, the Company implemented new risk management strategies, including revisions to product warnings and training to better protect both the Company and its customers from litigation based on ‘failure to warn’ theories – which comprise the vast majority of the cases against the Company. These risk management strategies have been highly effective in reducing the rate and exposure from litigation post-2009. From the third quarter of 2011 to the third quarter of 2014, we have reduced our outstanding product liability cases from 55 active to 16 active cases.

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

Plaintiff	Served	Jurisdiction	Claim Type	Status
Grable	Aug-08	6th Judicial Circuit Court, Pinellas County, FL	Training Injury	Discovery Phase
Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Discovery Phase
Derbyshire	Nov-09	Ontario, Canada Superior Court of Justice	Officer Injury	Discovery Phase
Thompson	Mar-10	11th Judicial Circuit Court, Miami-Dade County, FL	Suspect Injury During Arrest	Discovery Phase
Doan	Apr-10	The Queens Bench Alberta, Red Deer Judicial Dist.	Wrongful Death	Discovery Phase
Shymko	Dec-10	The Queens Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase
Juran	Dec-10	Hennepin County District Court, 4th Judicial District	Officer Injury	Pleading Phase
Wilson	May-11	US District Court, ED MO	Wrongful Death	Trial scheduled for Nov. 2014
Ramsey	Jan-12	17th Judicial Circuit Court, Broward County, FL	Wrongful Death	Discovery Phase
Firman	Apr-12	Ontario, Canada Superior Court of Justice	Wrongful Death	Pleading Phase
Ricks	May-12	US District Court, WD LA	Wrongful Death	Motion Phase
Miller	Jan-13	New Castle County Superior Court, DE	Wrongful Death	Discovery Phase
Rascom	Apr-14	US District Court, AZ	Wrongful Death	Pleading Phase
Schrock	Sep-14	San Bernardino County Superior Court, CA	Wrongful Death	Pleading Phase
Ward	Oct-14	Richmond County Superior Court, GA	Officer Fired	Pleading Phase
Moore	Oct-14	St. Louis County Circuit Court, MO	Wrongful Death	Pleading Phase

In addition, other product litigation matters in which the Company is involved that are currently on appeal are listed below:

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Glowczenski	Oct-04	US District Court, ED NY	Wrongful Death	Notice of Appeal filed Sep. 2013; Opening Brief was filed Jan. 2014; Answering Brief filed Apr. 2014.
Mitchell	Apr-12	US District Court, ED MI	Wrongful Death	Notice of Appeal filed Aug. 2014

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cases that were dismissed or judgment entered during the third quarter of 2014, and through the filing date of this Quarterly Report on Form 10-Q, are listed in the table below. Cases that were dismissed or judgment entered in prior fiscal quarters are not included in this table.

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Faltesek	Apr-14	Harris County District Court, TX	Wrongful Death	Voluntary Dismissal
Mitchell	Apr-12	US District Court, ED MI	Wrongful Death	Motion for Summary Judgment Granted
McCue	Mar-14	US District Court, District of Maine	Wrongful Death	Voluntary Dismissal
Slade	Dec-13	US District Court, ED TX	Wrongful Death	Voluntary Dismissal
Goodard	Jul-14	Pinellas County Circuit Court, FL	Wrongful Death	Voluntary Dismissal
Parker	Jul-14	US District Court, SD TX	Suspect Injury During Arrest	Voluntary Dismissal

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

Policy Year	Policy Start Date	Policy End Date	Insurance Coverage	Deductible Amount	Defense Costs Covered	Remaining Insurance Coverage	Active Cases and Cases on Appeal
2004	12/01/03	12/01/04	$2.0	$0.1	N	$2.0	Glowczenski
2005	12/01/04	12/01/05	10.0	0.3	Y	7.0	n/a
2006	12/01/05	12/01/06	10.0	0.3	Y	3.7	n/a
2007	12/01/06	12/01/07	10.0	0.3	Y	8.0	n/a
2008	12/01/07	12/15/08	10.0	0.5	Y	—	Grable, Koon
2009	12/15/08	12/15/09	10.0	1.0	N	10.0	Derbyshire
2010	12/15/09	12/15/10	10.0	1.0	N	10.0	Thompson, Shymko, Doan, Juran
2011	12/15/10	12/15/11	10.0	1.0	N	10.0	Wilson
Jan – Jun 2012	12/15/11	06/25/12	7.0	1.0	N	7.0	Ramsey, Firman, Ricks, Mitchell
Jul – Dec 2012	06/25/12	12/15/12	12.0	1.0	N	12.0	n/a
2013	12/15/12	12/15/13	12.0	1.0	N	12.0	Miller
2014	12/15/13	12/15/14	12.0	4.0	N	12.0	Rascom, Schrock, Moore, Ward

Other Litigation

AA & Saba (AZ) Lawsuit

In February 2012, the Company was served with a complaint in the matter of AA & Saba Consultants, Inc. v. TASER International, Inc. that was filed in the Superior Court for the County of Maricopa, Arizona, which alleges that the Company breached a contract by unilaterally terminating a distributor agreement between the Company and plaintiff without good cause. The complaint seeks an award for damages, costs, expenses and attorneys’ fees. TASER filed a counterclaim for breach of contract and fraud. During 2012, the Company made a settlement offer of $0.8 million to plaintiff, which was recorded as an expense in SG&A in that year. The offer was not accepted and thereafter was withdrawn. On February 28, 2014, the jury returned a verdict of $3.3 million against the Company. Judgment had not been entered at the time. The Company recorded an additional $2.6 million of expense in the fourth quarter of 2013 as Litigation judgments on the statement of operations.

On May 6, 2014 the court issued a Minute Entry Order awarding Plaintiff approximately $1.2 million in attorneys’ fees, costs and expenses which was recorded as a litigation settlement in the second quarter of 2014. On May 6, 2014 the matter was resolved and dismissed.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

General

From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. After carefully assessing the claim, and assuming we determine that we are not at fault or we disagree with the damages or relief demanded, we vigorously defend any lawsuit filed against the Company. In certain legal matters, we record a liability when losses are deemed probable and reasonably estimable. In evaluating matters for accrual and disclosure purposes, we take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of our prevailing, and the severity of any potential loss. We reevaluate and update our accruals as matters progress over time.

Based on our assessment of outstanding litigation and claims as of September 30, 2014, the Company has determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

11. Related party transactions

The Company engages Mark Kroll, a member of the Board of Directors, to provide consulting services. Expenses relating to these services for the three months ended September 30, 2014 and 2013 were approximately $50,000 and $59,000, respectively. Expenses relating to these services for the nine months ended September 30, 2014 and 2013 were approximately $121,000 and $125,000, respectively. At September 30, 2014 and December 31, 2013, the Company had accrued liabilities for these consulting services of approximately $26,000 and $12,000, respectively.

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

Contributions to the plans are made by both the employee and the Company. Company contributions are based on the level of employee contributions and are immediately vested. The Company’s matching contributions to the 401(k) plan for the three months ended September 30, 2014 and 2013, were both approximately $0.2 million. The Company’s matching contributions to the 401(k) plan for the nine months ended September 30, 2014 and 2013, were $0.6 million and $0.5 million, respectively. The Company has recorded matching contributions to the non-qualified deferred compensation plan related to the three and nine months ended September 30, 2014, of approximately $6,000 and $20,000, respectively. The Company made matching contributions of approximately $6,000 to the non-qualified deferred compensation plan for the three and nine months ended September 30, 2013. Future matching or profit sharing contributions to the plans are at the Company’s sole discretion.

TASER INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Segment data

The Company’s operations are comprised of two reportable segments: the manufacture and sale of CEWs, accessories and other products and services (the “TASER Weapons” segment); and the video business, which includes the TASER Cam, AXON video products and EVIDENCE.com (the “EVIDENCE.com & Video” segment). The Company includes only revenues and costs directly attributable to the EVIDENCE.com & Video segment in that segment. Included in EVIDENCE.com & Video segment costs are costs of sales for both products and services, overhead allocation based on direct labor, selling expense for the video sales team, video product management expenses, video trade shows and related expenses, and research and development for products included in the EVIDENCE.com & Video segment. All other costs are included in the TASER Weapons segment. The CODM does not review assets by segment as part of the financial information provided; therefore, no asset information is provided in the following tables.

Information relative to the Company’s reportable segments is as follows (in thousands):

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	TASER	EVIDENCE.com		TASER	EVIDENCE.com
	Weapons	& Video	Total	Weapons	& Video	Total
Product sales	$40,010	$3,181	$43,191	$31,627	$3,103	$34,730
Service revenue	—	1,158	1,158	—	467	467

Net sales	40,010	4,339	44,349	31,627	3,570	35,197

Cost of products sold	12,443	2,695	15,138	10,908	1,896	12,804
Cost of services delivered	—	498	498	—	297	297

Gross margin	27,567	1,146	28,713	20,719	1,377	22,096
Sales, general and administrative expenses	10,028	2,413	12,441	11,131	1,645	12,776
Research and development expenses	1,050	2,709	3,759	1,160	1,279	2,439

Income (loss) from operations	$16,489	$(3,976)	$12,513	$8,428	$(1,547)	$6,881

Purchases of property and equipment	$803	$41	$844	$230	$105	$335
Purchases of intangible assets	14	2	16	67	2	69
Depreciation and amortization	1,010	91	1,101	1,025	63	1,088

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	TASER	EVIDENCE.com		TASER	EVIDENCE.com
	Weapons	& Video	Total	Weapons	& Video	Total
Product sales	$105,160	$9,812	$114,972	$89,902	$6,853	$96,755
Service revenue	—	2,737	2,737	—	1,051	1,051

Net sales	105,160	12,549	117,709	89,902	7,904	97,806

Cost of products sold	34,024	8,111	42,135	31,535	4,440	35,975
Cost of services delivered	—	1,439	1,439	—	1,542	1,542

Gross margin	71,136	2,999	74,135	58,367	1,922	60,289
Sales, general and administrative expenses	32,218	7,516	39,734	30,622	4,276	34,898
Research and development expenses	2,660	8,160	10,820	3,126	3,318	6,444

Income (loss) from operations	$36,258	$(12,677)	$23,581	$24,619	$(5,672)	$18,947

Purchases of property and equipment	$1,836	$230	$2,066	$828	$346	$1,174
Purchases of intangible assets	123	2	125	260	11	271
Depreciation and amortization	3,078	290	3,368	2,998	1,038	4,036

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of September 30, 2014, and results of operations for the three and nine months ended September 30, 2014 and 2013. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: the impact of recently issued and adopted accounting standards and guidance; the gross margins in the EVlDENCE.com & Video Segment will be lower in the near term; that increased marketing expenditure will lead to sales growth; our anticipation that government contracts will be completed; that fixed costs in our EVIDENCE.com & Video segment will remain stable and result in a lower cost of services delivered as a percentage of revenue; that R&D and SG&A expenses will continue to increase in the remainder of 2014 and into 2015; the characteristics of our pending claims, our litigation strategy and the outcome of pending litigation against us; the sufficiency of our valuation reserves, including warranty, accounts receivable, deferred taxes and inventory reserves; our projected effective tax rate for 2014; the sufficiency of our capital resources and the availability of financing to the Company; changes in our unrecognized tax benefits; that we will realize our deferred tax assets; our intentions to hold investments to maturity; and our strategy with respect to hedging activities. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward looking statements herein. Such factors include, but are not limited to: market acceptance of our products; our dependence on sales of our TASER X26, X26P and X2 CEWs; the acceptance of our EVIDENCE.com software model; our ability to design, introduce and sell new products; delays in development schedules; rapid technological change and competition; product defects; breach of our security measures resulting in unauthorized access to customer data; outages and disruptions relating to our EVIDENCE.com service; budgetary and political constraints of prospects and customers; our exposure to cancellations of government contracts due to appropriation clauses; the length of our sales cycle and our ability to realize benefits from our marketing and selling efforts; the long-term revenue recognition cycle for our SaaS EVIDENCE.com product; regulatory and political challenges presented by international markets; litigation risks resulting from alleged product-related injuries and media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; the outcome of pending or future litigation; our ability to protect our intellectual property; intellectual property infringement claims and relating litigation costs; competition in foreign countries relating to foreign patents; our successful identification of existing intellectual property rights that might infringe on our developments; risks of governmental regulations, including regulations of our products by the United States Consumer Product Safety Commission, regulation of our products as a “crime control” product by the Federal government, state and local government regulation and foreign regulation and the adverse effects that could result from our products being classified as firearms by the United States Bureau of Alcohol and Firearms; our compliance with regulations governing the environment, including but not limited to, regulations within the European Union; new regulations relating to conflict minerals; our dependence on third party suppliers for key components of our products; component shortages; rising costs of raw materials and transportation relating to petroleum prices; our ability to manage our growth and increase manufacturing production to meet demand; establishment and expansion of our direct and indirect distribution channels; our ability to pursue sales directly with customers; risks relating to acquisitions and joint ventures; catastrophic events; fluctuations in quarterly operating results; foreign currency fluctuations; counterparty risks relating to cash balances held in excess of FDIC insurance limits; employee retention risks and other factors identified in documents filed by us with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2013.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following table sets forth, for the periods indicated, our unaudited condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended September 30,				Increase / (Decrease)
	2014		2013		$	%
Net sales	$44,349	100.0%	$35,197	100.0%	$9,152	26.0%
Cost of products sold and services delivered	15,636	35.3	13,101	37.2	2,535	19.3

Gross margin	28,713	64.7	22,096	62.8	6,617	29.9
Sales, general and administrative expenses	12,441	28.1	12,776	36.3	(335)	(2.6)
Research and development expenses	3,759	8.5	2,439	6.9	1,320	54.1

Income from operations	12,513	28.2	6,881	19.5	5,632	81.8
Interest and other income (expense), net	(160)	(0.4)	35	0.1	(195)	*

Income before provision for income taxes	12,353	27.9	6,916	19.6	5,437	78.6
Provision for income taxes	4,795	10.8	1,802	5.1	2,993	166.1

Net income	$7,558	17.0%	$5,114	14.5%	$2,444	47.8

*	Not meaningful

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended September 30,				Increase / (Decrease)
	2014		2013		$	%
TASER Weapons segment:
TASER X26	$2,694	6.1%	$7,229	20.5%	$(4,535)	(62.7)%
TASER X2	10,719	24.2	7,645	21.7	3,074	40.2
TASER X26P	13,670	30.8	5,557	15.8	8,113	146.0
TASER C2	463	1.0	452	1.3	11	2.4
M26	184	0.4	160	0.5	24	15.0
Single Cartridges	9,435	21.3	8,227	23.4	1,208	14.7
StrikeLight	13	0.0	142	0.4	(129)	(90.8)
Extended Warranties including TAP	1,761	4.0	1,196	3.4	565	47.2
Other	1,071	2.4	1,019	2.9	52	5.1

TASER Weapons segment	40,010	90.2	31,627	89.9	8,383	26.5

EVIDENCE.com & Video segment:
AXON	2,455	5.5	1,221	3.5	1,234	101.1
EVIDENCE.com	1,050	2.4	467	1.3	583	124.8
TASER Cam	950	2.1	1,784	5.1	(834)	(46.7)
Other	(116)	*	98	0.3	(214)	*

EVIDENCE.com & Video segment	4,339	9.8	3,570	10.1	769	21.5

Total net sales	$44,349	100.0%	$35,197	100.0%	$9,152	26.0

*	Not meaningful

Net unit sales for the TASER Weapons products and EVIDENCE.com & Video segment products are as follows:

	Three Months Ended September 30,
			Unit	Percent
	2014	2013	Change	Change
TASER X26	2,775	7,195	(4,420)	(61.4)%
TASER X2	10,694	8,469	2,225	26.3
TASER X26P	15,466	7,327	8,139	111.1
TASER C2	1,462	1,544	(82)	(5.3)
M26	499	502	(3)	(0.6)
Single Cartridges	403,613	375,363	28,250	7.5
StrikeLight	350	1,322	(972)	(73.5)
TASER XREP	—	—	—	*
AXON flex	2,577	1,217	1,360	111.8
AXON body	3,224	774	2,450	316.5
TASER Cam	1,967	3,343	(1,376)	(41.2)

*	Not meaningful

Net sales to the United States and other countries are summarized as follows (dollars in thousands):

	Three Months Ended September 30,
	2014		2013
United States	$37,605	84.8%	$31,483	89.4%
Other Countries	6,744	15.2	3,714	10.6

Total	$44,349	100.0%	$35,197	100.0%

Net sales were $44.3 million and $35.2 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $9.2 million, or 26.0%. The increase in net sales for the third quarter of 2014 compared to 2013 was primarily driven by the continued adoption of the TASER X26P Smart Weapon, which contributed $13.7 million of sales for the third quarter of 2014, an increase of $8.1 million compared to the third quarter of the prior year. Total law enforcement weapon handles sales in the third quarter were $27.4 million compared to prior year third quarter sales of $20.4 million. Sales of the TASER X26 CEW decreased $4.4 million in the third quarter of 2014 when compared to the same period in the previous year as a result of customers embracing the X26P SMART Weapon platform.

Revenue relative to our EVIDENCE.com & Video segment increased $0.8 million to $4.3 million for the three months ended September 30, 2014, due to additional revenue recognized from higher sales of our AXON on-officer cameras and our EVIDENCE.com SaaS partially offset by lower sales of TASER Cams. AXON body was launched in the third quarter of 2013 and AXON flex was launched in 2012. Revenue related to EVIDENCE.com is recognized over the requisite service period of one to five years.

To gain more immediate feedback regarding activity for AXON flex, AXON body and EVIDENCE.com, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales) placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Some bookings will be invoiced in subsequent periods. Due to municipal government funding rules, certain of the future period amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although TASER has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be completed, if agencies do not appropriate funds in future year budgets or invoke a cancellation clause, revenue associated with these bookings will not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to EVIDENCE.com, AXON body and AXON flex increased to $15.3 million during the three months ended September 30, 2014, compared to $5.8 million in the same quarter in the prior year. We continue to generate traction with a number of new agencies adopting this platform.

International sales for the third quarter of 2014 and 2013 represented approximately $6.7 million, or 15.2%, and $3.7 million, or 10.6%, of total net sales, respectively. Sales in the international market generally are larger and occur more intermittently than in the domestic market due to the profile of the customers.

Cost of Products Sold and Services Delivered

Cost of products sold and services delivered were $15.6 million and $13.1 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $2.5 million, or 19.3%. As a percentage of net sales, cost of products sold and services delivered decreased to 35.3% in the third quarter of 2014 compared to 37.2% in the third quarter of 2013. Cost of products sold for our TASER Weapons segment were $12.4 million for the three months ended September 30, 2014, or 31.1% of TASER Weapons segment sales, compared to $10.9 million for the three months ended September 30, 2013, or 34.5% of TASER Weapons segment sales. The decrease as a percentage of net sales is primarily derived from increased leverage due to higher sales and higher average selling prices.

Cost of products sold and services delivered for the EVIDENCE.com & Video segment were $3.2 million for the third quarter of 2014, an increase of $1.0 million, or 45.6% from the third quarter of 2013. Increased product costs related to the EVIDENCE.com & Video segment related to growing sales in this segment. Service costs related to the EVIDENCE.com & Video segment increased approximately $0.2 million as a result of increased travel costs due to more implementation services as well has higher cloud storage fees as more data is saved on EVIDENCE.com. As a percentage of net sales, cost of products sold and services delivered increased to 73.6% in the third quarter of 2014 from 61.4% in the third quarter of 2013. There are a number of fixed costs for the EVIDENCE.com & Video segment which, as we generate traction in the business, we expect to remain relatively stable and should allow for lower cost of services delivered as a percentage of service revenue.

Gross Margin

Gross margin was $28.7 million and $22.1 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $6.6 million, or 29.9%. Our gross margin as a percent of sales increased to 64.7% for the third quarter of 2014 compared to 62.8% for the third quarter of 2013, a result of the factors discussed above under Costs of products sold and services delivered as well as leverage in overhead expense from increased sales and increased sales prices. In the fourth quarter of 2013, we introduced a new pricing program reducing the price of the AXON cameras and separately pricing the EVIDENCE.com service. In previous quarters, the cameras and service were primarily sold together with one price for both. We believe lowering the price of the cameras and offering separately-priced EVIDENCE.com SaaS contracts at various levels of functionality promotes pricing transparency for our customers. As a result, the gross margins in the EVIDENCE.com & Video segment are expected to be lower in the near-term as the service portion is deferred and recognized over the contract term. The AXON flex and the AXON body are currently being sold at low gross margins in an effort to continue to accelerate the Company’s traction in the market.

Sales, General and Administrative Expenses

For the three months ended September 30, 2014 and 2013, SG&A expenses were comprised of the following (dollars in thousands):

	Three Months Ended September 30,
			$	%
	2014	2013	Change	Change
Salaries, benefits and bonus	$4,585	$3,555	$1,030	29.0%
Professional, accounting and legal fees and litigation expenses *	1,326	3,529	(2,203)	(62.4)
Office expenses	1,099	1,054	45	4.3
Travel and meals	1,056	865	191	22.1
Stock-based compensation	940	736	204	27.7
Consulting and lobbying	695	484	211	43.6
Depreciation and amortization	325	296	29	9.8
Sales and marketing *	1,740	1,555	185	11.9
Liability insurance	351	503	(152)	(30.2)
Other	324	199	125	62.8

Total	$12,441	$12,776	$(335)	(2.6)

Sales, general and administrative as a % of net sales	28.1%	36.3%

*	Sales and marketing, and Professional, accounting and legal fees and litigation expenses are presented excluding salaries, benefits and stock compensation for those departments. Compensation related expenses for those areas are captured in the “Salaries, benefits and bonus” and “Stock-based compensation” lines.

SG&A expenses were $12.4 million and $12.8 million for the three months ended September 30, 2014 and 2013, respectively, a decrease of $0.4 million, or 2.6%. As a percentage of net sales, SG&A expenses decreased to 28.1% for the third quarter of 2014 compared to 36.3% for the third quarter of 2013.

Within the TASER Weapons segment, SG&A decreased $1.1 million, or 9.9%, to $10.0 million in the third quarter of 2014 from $11.1 million in the third quarter of 2013. Sales and marketing expense decreased approximately $1.1 million compared to the prior year due to the timing of the International Association of Chiefs of Police conference, which will be held in the fourth quarter of 2014. Legal, professional and accounting fees also decreased approximately $0.9 million compared to the prior year which had higher expenses relating to the defense of product and commercial litigation. These decreases were partially offset by increased personnel expenses of approximately $0.7 million due to increased international, sales and administrative personnel as the Company supports its growing infrastructure.

Within the EVIDENCE.com & Video segment, SG&A increased $0.8 million, or 46.7%, to $2.4 million in the third quarter of 2014 in comparison to the prior year. Salaries, benefits and bonus and stock compensation in the EVIDENCE.com & Video segment increased $0.5 million primarily as a result of the Company increasing its video salesforce and hiring incremental functions such as implementation services, account management, public relations and other customer-facing roles. Travel expense for the EVIDENCE.com & Video segment increased $0.2 million compared to the prior year as a result of increased sales personnel and international travel. Consulting and lobbying expenses also increased approximately $0.2 million compared to the prior year.

The Company expects to see increased SG&A in the fourth quarter due to the timing of the International Association of Chiefs of Police conference which will occur in the fourth quarter of 2014. The Company also expects higher SG&A expenses for the fourth quarter 2014 and into 2015 as the Company continues to invest and grow the infrastructure necessary to achieve its initiatives of increasing revenues internationally and in the EVIDENCE.com & Video segment.

Research and Development Expenses

Research and development (“R&D”) expenses were $3.8 million for the three months ended September 30, 2014 an increase of $1.3 million or 54.1% over the same period in the prior year. As a percentage of net sales, R&D expense increased to 8.5% in the third quarter of 2014 in comparison to 6.9% in the third quarter of 2013. Research and development expense increased primarily due to additional personnel expense related to EVIDENCE.com & Video segment development initiatives. In the TASER Weapons segment, R&D expenses decreased slightly in comparison to the same period in the previous year as incremental resources are focused on developing our next generation products and features for the EVIDENCE.com & Video segment.

The Company continues to expect increased expenses in R&D in the fourth quarter of 2014 and into 2015 as it adds new functionality and new capabilities to the EVIDENCE.com platform.

Provision for Income Taxes

The provision for income taxes was $4.8 million for the three months ended September 30, 2014, which was an effective tax rate of 38.8%. Our estimated full year effective tax rate for 2014, before discrete period adjustments, is approximately 37.6%, which is above the statutory rate due to the impact of state taxes and non-deductible expenses for items such as ISO stock option expense, meals and entertainment and lobbying fees, but also reduced by the domestic production activities deduction, the net effects of which makes our projected annual net income for tax purposes higher than our book pre-tax income.

Net Income

Our net income increased to $7.6 million, or $0.14 per diluted share, for the third quarter of 2014 compared to net income of $5.1 million, or $0.10 per diluted share, for the third quarter of 2013.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The following table sets forth, for the periods indicated, our unaudited condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our condensed consolidated statements of operations (dollars in thousands):

	Nine Months Ended September 30,				Increase / (Decrease)
	2014		2013		$	%
Net sales	$117,709	100.0%	$97,806	100.0%	$19,903	20.3%
Cost of products sold	43,574	37.0	37,517	38.4	6,057	16.1

Gross margin	74,135	63.0	60,289	61.6	13,846	23.0
Sales, general and administrative expenses	39,734	33.8	34,898	35.7	4,836	13.9
Research and development expenses	10,820	9.2	6,444	6.6	4,376	67.9

Income from operations	23,581	20.0	18,947	19.4	4,634	24.5
Interest and other income (expense), net	(88)	(0.1)	31	0.0	(119)	*

Income before provision for income taxes	23,493	20.0	18,978	19.4	4,515	23.8
Provision for income taxes	8,661	7.4	6,109	6.2	2,552	41.8

Net income	$14,832	12.6%	$12,869	13.2%	$1,963	15.3

*	Not meaningful

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Nine Months Ended September 30,				Increase / (Decrease)
	2014		2013		$	%
TASER Weapons segment:
TASER X26	$14,509	12.3%	$22,258	22.8%	$(7,749)	(34.8)%
TASER X2	20,038	17.0	18,822	19.2	1,216	6.5
TASER X26P	31,825	27.0	13,574	13.9	18,251	134.5
TASER C2	1,401	1.2	1,809	1.8	(408)	(22.6)
M26	494	0.4	567	0.6	(73)	(12.9)
Single Cartridges	26,909	22.9	26,088	26.7	821	3.1
StrikeLight	183	0.2	131	0.1	52	39.7
TASER XREP	2,615	2.2	—	0.0	2,615	*
Extended Warranties	4,517	3.8	3,320	3.4	1,197	36.1
Other	2,669	2.3	3,333	3.4	(664)	(19.9)

TASER Weapons segment	105,160	89.3	89,902	91.9	15,258	17.0

EVIDENCE.com & Video segment:
AXON	5,526	4.7	2,729	2.8	2,797	102.5
EVIDENCE.com	2,630	2.2	1,051	1.1	1,579	150.2
TASER Cam	3,695	3.1	3,707	3.8	(12)	(0.3)
Other	698	0.6	417	0.4	281	67.4

EVIDENCE.com & Video segment	12,549	10.7	7,904	8.1	4,645	58.8

Total net sales	$117,709	100.0%	$97,806	100.0%	$19,903	20.3

*	Not meaningful

Net unit sales for the TASER Weapons products and EVIDENCE.com & Video segment products are as follows:

	Nine Months Ended September 30,
	2014	2013	Unit Change	Percent Change
TASER X26	14,220	24,296	(10,076)	(41.5)%
TASER X2	18,673	20,431	(1,758)	(8.6)
TASER X26P	36,673	17,663	19,010	107.6
TASER C2	5,003	5,869	(866)	(14.8)
M26	1,377	1,638	(261)	(15.9)
Single Cartridges	1,142,663	1,153,825	(11,162)	(1.0)
StrikeLight	2,767	1,322	1,445	109.3
TASER XREP	3,770	—	3,770	*
AXON flex	6,176	3,580	2,596	72.5
AXON body	8,651	774	7,877	*
TASER Cam	7,174	8,349	(1,175)	(14.1)

*	Not meaningful

Net sales to the United States and other countries are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2014		2013
United States	$95,336	81.0%	$86,036	88.0%
Other Countries	22,373	19.0	11,770	12.0

Total	$117,709	100.0%	$97,806	100.0%

Net sales were $117.7 million and $97.8 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $19.9 million, or 20.3%. The increase in net sales for the nine months of 2014 compared to 2013 was primarily driven by the continued adoption of the TASER X26P Smart Weapon, which contributed $31.8 million of sales for the first nine months of 2014 and accounted for $18.3 million of the increase. Sales of the TASER X26 CEW decreased $7.7 million in the first nine months of 2014 when compared to the same period in the previous year as a result of customers embracing the X26P SMART Weapon platform.

Revenue relative to our EVIDENCE.com & Video segment of $12.5 million, increased $4.6 million for the nine months ended September 30, 2014 compared to the same period in the prior year, due to additional revenue recognized from higher sales of our AXON on-officer cameras. Service revenue related to the implementation of our AXON and EVIDENCE.com solution also contributed to the increase in the first nine months of 2014. AXON body was launched in the third quarter of 2013 and AXON flex was launched in 2012. Revenue related to EVIDENCE.com is recognized over the requisite service period of one to five years.

To gain more immediate feedback regarding activity for AXON flex, AXON body and EVIDENCE.com, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales) placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Some bookings will be invoiced in subsequent periods. Due to municipal government funding rules, certain of the future period amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although TASER has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be completed, if agencies do not appropriate funds in future year budgets or invoke a cancellation clause, revenue associated with these bookings will not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to EVIDENCE.com and AXON flex increased to $32.5 million during the nine months ended September 30, 2014, compared to $9.3 million in the same period in the prior year. We continue to generate traction with a number of new agencies adopting the platform.

International sales for the first nine months of 2014 and 2013 represented approximately $22.4 million, or 19.0%, and $11.8 million, or 12.0%, of total net sales, respectively. Sales in the international market are generally larger on a per-sale basis and occur more intermittently than in the domestic market due to the profile of the customers.

Cost of Products Sold and Services Delivered

Cost of products sold and services delivered were $43.6 million and $37.5 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $6.1 million, or 16.1%. As a percentage of net sales, cost of products sold and services delivered decreased to 37.0% in the nine months of 2014 compared to 38.4% in the first nine months of 2013. Cost of products sold for our TASER Weapons segment were $34.0 million for the nine months ended September 30, 2014, or 32.4% of TASER Weapons segment sales, compared to $31.5 million for the nine months ended September 30, 2013, or 35.1% of TASER Weapons segment sales. The decrease as a percentage of net sales is primarily derived from increased leverage due to higher sales and higher average selling prices.

Cost of products sold and services delivered for the EVIDENCE.com & Video segment were $9.6 million, an increase of $3.6 million, or 59.6% from the first nine months of 2013. Increased product costs related to the EVIDENCE.com & Video segment related to growing sales in this segment were partially offset by decreased service costs. The decrease in service costs is comprised of cost savings due to the full depreciation of the capitalized EVIDENCE.com software development costs as of September 30, 2013 partially offset by increased implementation personnel expenses and cloud storage fees. As a percentage of net sales, cost of products sold and services delivered increased slightly to 76.1% in the first nine months of 2014 from 75.7% in the first nine months of 2013 as a result of increased implementation personnel. There are a number of fixed costs for the EVIDENCE.com & Video segment which, as we generate traction in the business, we expect to remain relatively stable and should allow for lower cost of services delivered as a percentage of service revenue.

Gross Margin

Gross margin was $74.1 million and $60.3 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $13.8 million, or 23.0%. Our gross margin as a percent of sales increased to 63.0% for the first nine months of 2014 compared to 61.6% for the first nine months of 2013, a result of the factors discussed above under Costs of products sold and services delivered as well as leverage in overhead expense from increased sales, increased sales prices and lower cloud storage costs. In the fourth quarter of 2013, we introduced a new pricing program reducing the price of the AXON flex cameras and separately pricing the EVIDENCE.com service. In previous quarters, the cameras and service were primarily sold together with one price for both. We believe lowering the price of the cameras and offering separately-priced EVIDENCE.com SaaS contracts at various levels of functionality promotes pricing transparency for our customers. As a result, the gross margins in the EVIDENCE.com & Video segment are expected to be lower in the near-term as the service portion is deferred and recognized over the contract term. The AXON flex and the AXON body are currently being sold at low gross margins in an effort to continue to accelerate the Company’s traction in the market.

Sales, General and Administrative Expenses

For the nine months ended September 30, 2014 and 2013, sales, general and administrative expenses (“SG&A”) were comprised of the following (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Salaries, benefits and bonus	$12,815	$10,674	$2,141	20.1%
Professional, accounting and legal fees and litigation expenses *	7,282	8,119	(837)	(10.3)
Office expenses	3,218	3,164	54	1.7
Travel and meals	3,354	2,480	874	35.2
Stock-based compensation	2,598	2,293	305	13.3
Consulting and lobbying	2,423	1,608	815	50.7
Depreciation and amortization	937	930	7	0.8
Sales and marketing *	5,293	3,657	1,636	44.7
Liability insurance	950	1,490	(540)	(36.2)
Other	864	483	381	78.9

Total	$39,734	$34,898	$4,836	13.9

Sales, general and administrative as a % of net sales	33.8%	35.7%

*	Sales and marketing, and Professional, accounting and legal fees and litigation expenses are presented excluding salaries, benefits and stock compensation for those departments. Compensation related expenses for those areas are captured in the “Salaries, benefits and bonus” and “Stock-based compensation” lines.

SG&A expenses were $39.7 million and $34.9 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $4.8 million, or 13.9%. As a percentage of net sales, SG&A expenses decreased to 33.8% for the first nine months of 2014 compared to 35.7% for the first nine months of 2013.

Within the TASER Weapons segment, SG&A increased $1.6 million, or 5.2%, to $32.2 million from $30.6 million in the first nine months of 2013. Salaries, benefits and bonus and stock compensation in the TASER Weapons segment increased approximately $1.1 million in the first nine months of 2014 compared to the prior year partially due to increased international, telesales and support sales staff. Incremental administrative functions were also added over the year in order to support the growing business. The increase in personnel expense was partially offset by a decrease in sales and marketing expenses of approximately $0.5 million compared to the prior year due to the timing of the International Association of Chiefs of Police conference.

Within the EVIDENCE.com & Video segment, SG&A increased $3.2 million, or 75.8%, to $7.5 million in the first nine months of 2014 in comparison to the prior year. Salaries, benefits and bonus and stock compensation in the EVIDENCE.com & Video segment increased $1.3 million primarily as a result of the Company doubling its video salesforce and hiring incremental functions such as professional services, public relations and telesales. Sales and marketing expenses in the EVIDENCE.com & Video segment also increased approximately $0.9 million in comparison to the same period in 2013 as a result of TASER-hosted Technology Summits to promote customer awareness about cloud technology as well as EVIDENCE.com promotions and advertising efforts during the first nine months of 2014. Also included in sales and marketing expenses is increased commissions expense of approximately $0.5 million as a result of increased sales. We believe these increases in marketing activities will increase customer awareness of the benefits of EVIDENCE.com and ultimately lead to sales growth in future periods.

The Company expects to see increased SG&A in the fourth quarter due to the timing of the International Association of Chiefs of Police conference, which will occur in the fourth quarter of 2014. The Company also expects higher SG&A expenses for the fourth quarter 2014 and into 2015 as the Company continues to invest and grow the infrastructure necessary to achieve its initiatives of increasing revenues internationally and in the EVIDENCE.com & Video segment.

Research and Development Expenses

Research and development expenses were $10.8 million for the nine months ended September 30, 2014 an increase of $4.4 million or 67.9% over the same period in the prior year. As a percentage of net sales, R&D expense increased to 9.2% in the first nine months of 2014 in comparison to 6.6% in the first nine months of 2013. Research and development expense increased primarily due to additional personnel expense related to EVIDENCE.com & Video segment development initiatives. In the TASER Weapons segment, R&D expenses decreased $0.5 million to $2.7 million in comparison to the same period in the previous year as resources were shifted to developing the next generation products and features for our EVIDENCE.com & Video segment.

The Company continues to expect increased expenses in R&D in the fourth quarter of 2014 and into 2015 as it adds new functionality and new capabilities to the EVIDENCE.com platform.

Provision for Income Taxes

The provision for income taxes was $8.7 million for the nine months ended September 30, 2014, which was an effective tax rate of 36.9%. Our estimated full year effective tax rate for 2014, before discrete period adjustments, is approximately 37.6%, which is above the statutory rate due to the impact of state taxes and non-deductible expenses for items such as ISO stock option expense, meals and entertainment and lobbying fees, but also reduced by the domestic production activities deduction, the net effects of which makes our projected annual net income for tax purposes higher than our book pre-tax income.

Net Income

Our net income increased to $14.8 million, or $0.27 per diluted share, for the first nine months of 2014 compared to net income of $12.9 million, or $0.24 per diluted share, for the first nine months of 2013.

Liquidity and Capital Resources

Summary

As of September 30, 2014, we had $38.6 million in cash and cash equivalents, a decrease of $3.7 million from the end of 2013. Our cash generated by operating activities of $22.6 million, was more than offset by investment purchases of $23.6 million and repurchases of the Company’s common stock of $22.4 million during the first nine months of 2014.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013
Operating activities	$22,638	$23,087
Investing activities	(17,126)	(13,236)
Financing activities	(9,284)	(10,969)
Effect of exchange rate changes on cash and cash equivalents	116	(3)

Decrease in cash and cash equivalents	$(3,656)	$(1,121)

Operating activities

Net cash provided by operating activities in the first nine months of 2014 of $22.6 million was primarily driven by $14.8 million of net income for the period, adjusted for the net add-back of non-cash expenses of $11.4 million, including depreciation and amortization expense of $3.4 million, deferred income taxes of $9.9 million and stock-based compensation expense of $4.1 million, offset by a $5.8 million reduction related to excess tax benefit from stock-based compensation. Cash from operating activities reflects a net decrease of $3.6 million related to the net change in assets and liabilities. The net decrease in operating cash was primarily driven by an increase in accounts and notes receivable of $4.8 million, increased inventory of $5.0 million, an increase in prepaid expenses and other assets of $1.1 million, and a reduction of accounts payable and accrued liabilities of $1.7 million. The increase in accounts and notes receivable is attributable to increased invoiced sales. The increase in inventory is due to normal timing fluctuations and anticipated sales. Offsetting these reductions to operating cash inflows was an increase to operating cash flow of $9.8 million resulting from an increased balance of deferred revenue. The increase in deferred revenue primarily related to approximately $4.4 million from growing warranty sales, $2.8 million from increased EVIDENCE.com sales, and $2.6 million in increased TASER Assurance Program sales.

Net cash provided by operating activities in the first nine months of 2013 of $23.1 million was primarily driven by $12.9 million of net income for the period, adjusted for the net add-back of non-cash expenses of $9.5 million, including depreciation and amortization expense of $4.0 million, deferred income taxes of $5.2 million and stock-based compensation expense of $2.9 million, offset by a $4.1 million reduction related to excess tax benefit from stock-based activities. Cash from operating activities during the 2013 period reflects a net increase of $0.8 million related to the net change in assets and liabilities. Increases in notes and accounts receivables, prepaid and other assets and inventory resulted in reductions to operating cash flows of $2.0 million, $2.2 million and $1.6 million, respectively. The increase in accounts receivable was due to increased invoiced sales, and the prepaid and other assets increase is largely due to a $1.6 million increase in prepaid taxes during the 2013 period. The increase in inventory during the 2013 period was due to normal timing fluctuations and anticipated sales. Offsetting these reductions to operating cash inflows was an increase to operating cash flow of $6.5 million resulting from an increased balance of deferred revenue. Of the increase in deferred revenue approximately $3.7 million resulted from growing warranty sales and $2.5 million resulted from increased EVIDENCE.com sales.

Investing activities

We used $17.1 million for investing activities during the first nine months of 2014 primarily as a result of investing cash generated from operating activities. Purchases of investments, net of calls and maturities, were $14.9 million. The Company also invested $2.2 million to purchase property and equipment and intangibles.

Net cash used by investing activities in the first nine months of 2013 was $13.2 million. During the second quarter of 2013 we changed investment managers which, combined with the $23.1 million of operating cash generated during the period and $10.2 million of proceeds from option exercises, enabled higher than previous period investment activity. During the 2013 nine month period, we purchased $18.4 million of investments while receiving proceeds from the call/maturity of investments of $6.6 million. During the 2013 nine month period we purchased $1.4 million of combined property and equipment and intangible assets, which was offset slightly by cash received from the disposal of fixed assets.

Financing activities

During the first nine months of 2014, net cash used in financing activities was $9.3 million and was primarily attributable to the repurchase of $22.4 million of our common stock, which was purchased for a weighted average cost of $12.99 per share, offset by $13.2 million of stock option exercises and other share-based payment activities. The weighted average cost includes the average price paid per share of $12.96, plus any applicable administrative costs for the transaction. As of September 30, 2014 the Company has approximately $7.6 million remaining on the repurchase authorization made by TASER’s Board of Directors in May 2014.

During the first nine months of 2013, net cash used by financing activities was approximately $11.0 million primarily attributable to the repurchase of $25.0 million of our common stock, which was purchased for a weighted average cost of $8.20 per share. The weighted average cost includes the average price paid per share of $8.17, plus any applicable administrative costs for the transaction. The repurchase of common stock was made under a previous stock repurchase program.

Liquidity and Capital Resources

Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. We believe funds generated from our expected results of operations, as well as available cash and cash equivalents, will be sufficient to finance our operations and strategic initiatives for the remainder of 2014. In addition, our $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of September 30, 2014, we had letters of credit outstanding of approximately $47,000. The line is secured by our accounts receivable and inventory, and bears interest at varying rates currently LIBOR plus 1.5% to prime. The facility matures on June 30, 2015. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At September 30, 2014 and December 31, 2013, there were no borrowings under the line.

Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of minimum tangible net worth and a fixed charge coverage ratio. The ratio of total liabilities to tangible net worth can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At September 30, 2014, the Company’s tangible net worth ratio was 0.40:1 and its fixed charge coverage ratio was 2.86:1. Accordingly, the Company was in compliance with these covenants.

Based on our strong balance sheet and the fact that we had only $0.1 million in long-term debt as a capital lease obligation at September 30, 2014, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all, if required.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements as of September 30, 2014 or December 31, 2013.

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

Product Warranties

The Company warrants its CEWs, StrikeLight, AXON cameras and Evidence Transfer Managers (“ETM”) from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for our standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. We estimate future warranty costs based on historical data related to returns and warranty costs on a quarterly basis and apply this rate to current product anticipated returns from our customers. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. The accrued warranty liability expense is reviewed quarterly to evaluate whether it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of September 30, 2014 and December 31, 2013, our reserve for warranty costs was $0.8 million and $1.0 million, respectively. The nine months ended September 30, 2014, include additional expense due to a change in estimate regarding the Company’s first generation ETM as a result of an updated version launched in the first quarter.

Revenue related to separately-priced extended warranties is recorded as deferred revenue and subsequently recognized in net sales on a straight-line basis over the delivery period. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.

Inventory

Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities and a determination of what costs are considered to be abnormal fixed production costs, which are expensed as current period charges. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory was $0.7 million and $1.0 million at September 30, 2014 and December 31, 2013, respectively. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves may be necessary.

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

EVIDENCE.com and AXON cameras are sold separately, but in most instances are sold together. In these instances, customers typically purchase and pay for the equipment and one year of EVIDENCE.com in advance. Additional years of service are generally billed annually over a specified service term, which has typically ranged from one to five years. AXON equipment represents a deliverable that is provided to the customer at the time of sale, while EVIDENCE.com services are provided over the specified term of the contract. The Company recognizes revenue for the AXON equipment at the time of the sale consistent with the discussion of multiple deliverable arrangements above. Revenue for EVIDENCE.com is deferred at the time of the sale and recognized over the service period. In certain circumstances, not all requirements are met for the recognition of revenue relative to equipment sold in conjunction with EVIDENCE.com at the time the equipment is provided to customers. In such circumstances, based on limitations associated with the arrangement consideration, the revenue may be recognized ratably over the specified term of the contract, or when all conditions for revenue recognition are met, if sooner.

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

Valuation of Goodwill, Intangibles and Long-lived Assets

In the fourth quarter of 2013, we recorded goodwill related to the Familiar business acquisition. The recoverability of the goodwill is evaluated and tested for impairment at least annually during the fourth quarter or more often, if and when circumstances indicate that goodwill may not be recoverable. Finite-lived intangible assets and other long-lived assets are amortized over their useful lives. We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and intangible assets may warrant revision or that the remaining balance of these assets, including intangible assets with indefinite lives, may not be recoverable.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $10.4 million in tax credits for Federal, Arizona and California income tax purposes related to the 2003 through 2014 tax years. Management determined that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, has established a cumulative liability for unrecognized tax benefits of $3.2 million as of September 30, 2014. In addition, the Company established a $0.1 million liability related to uncertain tax positions for certain state income tax liabilities, for a total unrecognized tax benefit of $3.3 million. As of September 30, 2014, management does not expect the amount of the unrecognized tax benefit liability to increase or decrease significantly within the next 12 months. Should the unrecognized tax benefit of $3.3 million be recognized, the Company’s effective tax rate would be favorably impacted. Approximately, $1.9 million of the unrecognized tax benefits associated with research and development credits has been netted against the research and development credit deferred tax asset. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

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

Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of September 30, 2014, the Company would need to generate approximately $33.7 million of pre-tax book income in order to realize the net deferred tax assets for which a benefit has been recorded. This estimate considers the reversal of approximately $6.0 million of gross deferred tax liabilities, $2.3 million tax-effected. We also have gross deferred tax assets of approximately $0.8 million, $0.1 million tax-effected, related to state NOLs which expire at various dates between 2016 and 2031. We anticipate the Company’s future income to continue to trend upward from our 2014 results, with sufficient pre-tax book income to realize our deferred tax assets. As such, we have not recorded a valuation allowance on our deferred tax assets.

Stock-based Compensation

We have historically granted stock-based compensation for various equity owners and key employees as a means of attracting and retaining quality personnel. We have utilized restricted stock awards, restricted stock units and stock options; however, no stock options were issued during 2013 or the first nine months of 2014. The fair value of restricted stock units is estimated as the closing price of our common stock on the date of grant. We estimate the fair value of granted stock options by using the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (forfeitures). The expense for both restricted stock units and stock options is recorded over the life of the grant, net of forfeitures.

We have granted a total of approximately 1.6 million performance-based awards (options and restricted stock awards and units) of which approximately 0.6 million are outstanding as of September 30, 2014, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance. These awards will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on our statements of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit and corporate and municipal bonds with a typical long-term debt rating of “AA” or better by any nationally recognized statistical rating organization, denominated in United States dollars. All of our investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. As of September 30, 2014, we estimate that a 10 basis point increase or decrease in interest rates would result in a change in annual interest income of less than $0.1 million.

Additionally, we have access to a line of credit borrowing facility which bears interest at varying rates, currently at LIBOR plus 1.5% to prime. At September 30, 2014, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $9.95 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2014, the Company announced that TASER’s Board of Directors authorized a stock repurchase program to acquire up to $30.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. During the quarter ended September 30, 2014, the Company purchased approximately 0.2 million common shares under this program for a total cost of approximately $2.9 million, or a weighted average cost of $11.94 per share. The weighted average cost includes the average price paid per share of $11.91, plus any applicable administrative costs for the transaction. During the five month period from inception of the repurchase program through September 30, 2014, the Company purchased approximately 1.7 million common shares under this program for a total cost of approximately $22.4 million, or a weighted average cost of $12.99 per share. The weighted average cost includes the average price paid per share of $12.96, plus any applicable administrative costs for the transaction. The table below sets forth information regarding repurchases of our common stock by us during the quarter ended September 30, 2014 (in thousands, except per share data):

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares that May
	Total Number of	Average Price	Publicly Announced	Yet be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
July 1 – 31, 2014	37	$12.99	37	$9,967
Aug 1 – 31, 2014	205	11.72	205	7,557
Sept 1 – 30, 2014	—	—	—	7,557

Total	242	11.91	242

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

TASER International, Inc.

Date: November 04, 2014	/s/ Patrick W. Smith
Patrick W. Smith
Chief Executive Officer (Principal Executive Officer)

Date: November 04, 2014	/s/ Daniel M. Behrendt
Daniel M. Behrendt
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibits:

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document
101	XBRL Taxonomy Extension Schema Document
101	XBRL Taxonomy Calculation Linkbase Document
101	XBRL Taxonomy Label Linkbase Document
101 101	XBRL Taxonomy Presentation Linkbase Document XBRL Taxonomy Definition Linkbase Document