Form 10-K
period 2014-12-31
TASER INTERNATIONAL INC
filed 2015-03-12
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the last sales price of the issuer’s common stock on June 30, 2014, which was the last business day of the registrant’s most recently completed second fiscal quarter, as reported by NASDAQ, was $681.7 million.
The number of shares of the registrant’s common stock outstanding as of February 27, 2015 was 53,086,538
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s definitive proxy statement for its 2015 annual meeting of stockholders to be prepared and filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014 are incorporated by reference into Part III of this Form 10-K.

TASER INTERNATIONAL, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

PART I
Statements contained in this report that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions and strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things:

•
our intentions about future development efforts and activities, including our intentions to invest in research and development as well as the development of new product and service lines and enhanced features for our existing product and service lines;

•	our need and the willingness of customers to upgrade and replace existing conducted electrical weapons (“CEW”) units;

•	that we may have more sales denominated in foreign currencies in 2015;

•	our intention to increase our investment in the development of sales in the international, military and law enforcement market;

•	our plans to expand our sales force;

•	that cloud and mobile technologies are fundamentally changing the police environment;

•	our plan to invest in web activities and law enforcement trade shows in 2015;

•	our intention to not pay dividends;

•	that increases in marketing and sales activities will lead to an increase in sales;

•	our belief that the video evidence capture and management market will grow significantly in the near future and the reasons thereto;

•	our intentions to continue to pursue the personal security market;

•	our intention to grow direct sales;

•	the sufficiency of our facilities and our strategy to expand manufacturing capacity if needed;

•	that we may lease facilities from parties that specialize in handling and manufacturing of firearm materials;

•	the benefits of our on-officer camera product compared to an in-car camera;

•	that we expect to continue to depend on sales of our X2 and X26P CEW devices;

•	our strategy and plans, and the expected benefits relating thereto, to expand our international sales;

•	that we expect further increases in our trial AXON programs and that these programs will lead to additional sales;

•	our intention to apply for and prosecute our patents;

•	that fixed costs as a percentage of net sales in the AXON segment (formerly known as the "EVIDENCE.com & Video" segment) will decline;

•	that gross margins in the AXON segment will be lower in the near-term;

•	that selling, general and administrative expense will increase in 2015;

•	that research and development expenses will increase in 2015;

•	the timing of the resolution of uncertain tax positions;

•	our intention to hold investments to maturity;

•	the effect of interest rate changes on our annual interest income;

•	that we may engage in currency hedging activities;

•	our intentions concerning, and the effectiveness of, our ongoing marketing efforts through web activities, trial programs, tech summits and law enforcement trade shows;

•	the benefits of our CEW products compared to other lethal and less-lethal alternatives;

•	the benefits of our AXON products compared to our competitors'

•	our belief that customers will honor multi-year contracts despite the existence of appropriations (or similar) clauses;

•	our belief that customers will renew their EVIDENCE.com service subscriptions at the end of the contractual term;

•	our insulation from competition and our competitive advantage in the weapons business;

•	estimates regarding the size of our target markets and our competitive position in existing markets;

•	the availability of alternative materials and components suppliers;

•	the benefits of the continued automation of our production process;

•	the sufficiency and availability of our liquid assets and capital resources;

•	our financing and growth strategies, including: our decision not to pay dividends, potential joint ventures, mergers and acquisitions, stock repurchases and hedging activities;

•	the safety of our products;

•	our litigation strategy; including the outcome of legal proceedings in which we are currently involved;

•
our ability to maintain secure and consistent customer data access and storage, including the use of third party data storage providers, and the impact of a loss of customer data, a breach of security or an extended outage;

•	our ability to attract and retain the qualified professional services necessary to implement and maintain our business, both through employment and through other partnership arrangements;

•	the effect of current and future tax strategies;

•	the impact of recently adopted and future accounting standards; and

•	the ultimate resolution of financial statement items requiring critical accounting estimates.
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
TASER International, Inc. owns the following trademarks: ADVANCED TASER, CHECKLOK, TASER, XREP, C2, X2, X3, the bolt on West Hemisphere logo, the bolt on ball logo, the bolt on circle logo, and the bolt within circle logo, all registered in the United States. All other trademarks and service marks including M18, M26, X26, X26C, X26P, AXON, AXON flex, AXON body, AXON Signal, Shockwave, TASER CAM and designs belong to TASER International, Inc., except as expressly indicated as belonging to another.

Item 1. Business
Overview
TASER International, Inc.’s (the “Company” or “TASER” or “we” or “our”) core mission is to protect life and to protect truth through technologies that make communities safer. We are the market leader in the development, manufacture and sale of conducted electrical weapons (“CEWs”) designed for use by law enforcement, military, corrections, and private security personnel and by private individuals for personal defense. Since our inception in 1993, we have remained committed to providing solutions to violent confrontation by developing devices with proprietary technology to incapacitate dangerous, combative, or high-risk subjects who pose a risk to law enforcement officers, innocent citizens, or themselves in a manner that is generally recognized as a safer alternative to other uses of force. In addition, the Company has developed full technology solutions for the capture, storage and management of video/audio evidence as well as other tactical capabilities for use in law enforcement.
TASER weapon solutions deliver significant benefits to our customers and to communities in which they are deployed. Numerous studies show a significant reduction in both officer and suspect injuries with TASER CEW usage. Further, most reporting agencies demonstrate overall decreases in use of force, and decreases in suspect and officer injuries resulting from conflict. Reducing uses of force and gaining compliance of the suspect by use of a TASER CEW has provided significant reductions in worker’s compensation expenses and excessive use of force claims for law enforcement agencies, and ultimately taxpayers.
Our mission to protect life has also been extended to protect truth. Bringing a subject into custody is not the end of the challenge for law enforcement. A significant number of incidents that start as a physical conflict then transition into a legal conflict. Prosecuting and convicting the individual arrested, and responding to excessive use of force allegations, are examples of significant post-incident challenges law enforcement faces on a continual basis, often requiring years and millions of dollars of litigation expense to resolve in the courtroom. Instead, the optimum situation is to prevent the conflict from ever escalating. TASER CEWs and AXON on-officer video have a measured and positive effect on better suspect and officer behavior as well as achieving compliance without escalation of force.
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
Our products are sold directly to law enforcement agencies and through a network of distribution channels we developed for selling and marketing our products and services to law enforcement agencies, primarily in North America, with continuing focus and effort placed on expanding these programs in international, military and other markets. To facilitate sales and provide customer service to our European customers, we established TASER International Europe SE, a wholly owned subsidiary, in 2009. To further strengthen our international presence, during 2014, the Company established TASER International, B.V. located in Amsterdam, Netherlands, that will serve as a permanent international headquarters to facilitate transactions with existing customers as well as allow for continued expansion into other foreign markets.
Segments
The Company’s operations are comprised of two reportable segments; the sale of CEWs, accessories and other products and services (the “TASER Weapons” segment); and the AXON business, focused on wearables, cloud and mobile products, including AXON video products, TASER Cam and EVIDENCE.com (the "AXON" segment formerly known as the “EVIDENCE.com & Video” segment). Within the AXON segment, the Company includes only revenues and costs directly attributable to that segment which include: costs of sales for both products and services, direct labor, selling expense for the segment sales team, segment product management expenses, segment trade shows and related expenses, segment finance and accounting expenses, and research and development for products included in the AXON segment. All other costs are included in the TASER Weapons segment. Further information about our reportable segments and sales by geographic region is included in Notes 1(p) and 15 of the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
CEW Products
We make CEWs that use our proprietary Neuro Muscular Incapacitation (“NMI”) effects for two main types of market segments: (i) the law enforcement, military, corrections and professional security markets; and (ii) the consumer market. Our products use a replaceable cartridge containing compressed nitrogen to deploy and propel two small probes that are attached to the CEW by insulated conductive wires with lengths ranging from 15 to 35 feet. Our CEWs transmit electrical pulses along the wires and into the body affecting the sensory and motor functions of the peripheral nervous system. The electric current can penetrate up to two cumulative inches of clothing or approximately one inch per probe. The basic design is to provide incapacitating effects that last in cycles of five seconds for our law enforcement, military, corrections and private security products and up to thirty seconds for our consumer market models. This effect can be extended, if necessary, by the operator.
The benefits of using CEWs in the field have been undeniable and powerful. By some studies, TASER CEWs have prevented death or serious injury more than 135,000 times from the first deployment in 2000 to the end of 2014. In addition to protecting life, the use of these devices instead of other force options has significantly reduced injuries for suspects and officers with substantial liability and workers’ compensation savings to government agencies around the world.
Law Enforcement, Military, Corrections and Professional Security Products
For the law enforcement, military, corrections and professional security markets, we primarily manufacture three hand-held CEW product lines and have also incorporated our technology into several other product line extensions. Certain of these products are also sold into the consumer market. Consumer sales are not included in the table below.

	Year Introduced	Sales (in millions)			% of Net Sales
CEW Product		2014	2013	2012	2014	2013	2012
TASER X26P	2013	$43.5	$21.9	$—	26.4%	15.9%	—%
TASER X2	2011	28.8	26.5	25.8	17.5	19.2	22.5
TASER X26	2003	18.7	30.3	35.2	11.4	22.4	31.3

•	TASER X26P - Simple to use one-shot CEW, featuring enhanced data port logs; Integrates with EVIDENCE.com.

•
TASER X2 - Simple to use CEW, featuring a second shot for instant miss recovery, dual lasers for high accuracy, a power magazine with more than 500 firings, enhanced data port logs and the ability to display a warning arc; Integrates with EVIDENCE.com.

•	TASER X26 - Simple to use one-shot CEW (discontinued sales to North American law enforcement as of December 31, 2014).
Consumer Products
Our primary consumer product for the personal defense market is the TASER C2 CEW which provides the same proven NMI effectiveness as our market leading law enforcement CEWs but in a less intimidating, more compact form at a price point more attractive to private citizens. While the C2 CEW is our primary product for the consumer market, we have developed consumer versions of the X2, M26 and X26 CEWs. Our total consumer products accounted for $3.7 million, $4.0 million and $4.6 million in the years ended December 31, 2014, 2013, and 2012, respectively, which translates to 2.3%, 2.9%, and 4.0% of net sales, respectively.
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
Individual cartridge sales accounted for approximately $38.5 million, $35.7 million and $32.8 million, or approximately 23.4%, 25.9% and 28.6%, of our net sales for the years ended December 31, 2014, 2013 and 2012, respectively.

Other Accessories
Other accessories include, among other items:

•	standard replacement batteries for the CEW devices;

•	a modified battery that shuts down the high voltage output of the CEW after five seconds and contains a built-in speaker alerting the user to the impending shut down; and

•
a modified battery source that features a disabling safety key and wrist strap lanyard designed to secure the device to the officer and is intended to disable the CEW should it be separated from the officer or other peacekeeper.

AXON Solutions
We believe that the video evidence capture and management market will continue to expand due to several factors including increasing recognition of the benefits of video evidence. The International Association of Chiefs of Police and other law enforcement organizations have endorsed the benefits of video evidence. In addition, a Rialto Police Department study through the University of Cambridge found implementation of TASER video products not only reduced citizen complaints against law enforcement but also significantly reduced the use of force by law enforcement. Additionally, video evidence in law enforcement has the potential to reduce the cost to United States taxpayers for payment of law enforcement litigation and claims, which is currently estimated at greater than $2.0 billion per year.
Given our existing long-term relationships with law enforcement agencies as well as our industry-leading video products, we believe we are well positioned to benefit from this growth. Our products can significantly reduce liability risk for individual police officers and for law enforcement agencies by capturing the ‘truth’ of what actually happened in an incident, saving law enforcement agencies significant resources. In addition, our video products work on a stand-alone basis, or seamlessly integrated together, to automate key workflows, including the ingestion of videos recorded into our system and integration with other systems, and thus improves officer efficiency by enabling a reduction in report documentation workload while increasing accuracy and accountability.
AXON Cameras
The AXON camera system was introduced in May 2012 and utilizes advanced audio-video record and capture devices worn by first responders to record video and audio of critical incidents from the visual perspective of the officer. AXON cameras provide the option for officers to use Android™ or iOS™ devices to review and tag video evidence, streamlining the evidence transfer process. AXON flex provides complete flexibility in how an officer chooses to wear the device, including an option to deploy as an attachment to Oakley Flak Jacket™ eyewear. Thousands of law enforcement officers assisted in the development of AXON flex, making it, we believe, the most customer-driven officer worn camera solution ever produced.
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
In 2014, the Company announced the AXON Signal camera technology. This technology will enable cameras to automatically start recording when an officer's light bar is turned on or when a TASER smart weapon is powered on. All enabled AXON Signal cameras within range will receive signals from the light bar or smart weapon and start recording. This feature will offer multiple angles to be captured from different perspectives if more than one AXON flex camera is on scene. AXON Signal technology became available during the first quarter of 2015.

EVIDENCE.com
EVIDENCE.com is a cloud-based digital evidence management system and warehouse, offering digital evidence management, sharing, analysis and storage in a highly secure, easily accessible environment. The service is designed to allow an agency to manage all of its digital evidence in one place, and accommodates digital evidence from many sources, including TASER products, digital pictures, fixed cameras, interview rooms, and more. EVIDENCE.com automates key workflows from evidence collection to review, eliminating expensive and manual steps in the production and movement of evidence among law enforcement and legal professionals. Evidence is generally transferred to EVIDENCE.com from AXON products using an E-Dock, also sold by TASER. Interviews and other digital evidence from the field can be quickly and securely uploaded using EVIDENCE Mobile, built for iOS and Android, which was introduced in 2013. Enabling digital evidence collection from EVIDENCE Mobile saves agencies time and money by streamlining the process to manage, ingest and physically process storage media. We believe that cloud and mobile technologies are fundamentally changing the way in which officers connect with each other, the agency and other partners in the law enforcement community. Technology is developing at such a quick rate that it is often not practical or efficient for agencies to keep pace. Utilizing our cloud-based solution allows agencies to rapidly adopt new technology without the cost and complexity of managing the hardware or software in-house, and without the risk of large investments in equipment that could be obsolete in a matter of months or years.
Together, our AXON camera systems and EVIDENCE.com, along with EVIDENCE Mobile, are an end-to-end video capture and digital evidence management solution. With the launch of the AXON flex camera system in 2012 and the AXON body camera in 2013, growth accelerated for AXON and EVIDENCE.com. Bookings by quarter for 2014, 2013, and 2012 were as follows (dollars in thousands):

	Year Ended December 31,		Dollar Change	Percent Change
	2014	2013
Q1	$5,919	$1,387	$4,532	327%
Q2	11,346	2,046	9,300	455
Q3	15,267	5,847	9,420	161
Q4	24,554	5,206	19,348	372
Total	$57,086	$14,486	$42,600	294

	Year Ended December 31,		Dollar Change	Percent Change
	2013	2012
Q1	$1,387	$352	$1,035	294%
Q2	2,046	451	1,595	354
Q3	5,847	1,318	4,529	344
Q4	5,206	1,671	3,535	212
Total	$14,486	$3,792	$10,694	282
AXON flex, AXON body and EVIDENCE.com bookings is a statistical measure defined as the sales price of orders placed in the relevant fiscal period, net of cancellations. Bookings are an indication of the activity the Company is seeing relative to AXON flex, AXON body and EVIDENCE.com.
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

TASER Cam HD
The TASER Cam HD is a video recording device that captures both video and audio of potential and actual TASER use incidents as an accessory to a TASER CEW. The device can capture video and audio before, during and after a TASER deployment, which provides law enforcement with a greater level of accountability to support their use of TASER devices against a resistant subject. The TASER Cam HD is capable of recording in low light conditions, has a wide field of view, high resolution and color video. A non-audio version of the device is also available for agencies operating in states where legislation prohibits the use of audio recordings. Revenue related to the TASER Cam HD was $4.7 million, $4.7 million and $3.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Product Warranties
We generally warranty CEWs, AXON cameras and E-Docks from manufacturing defects on a limited basis for a period of one year after purchase and thereafter, will replace any defective unit for a fee which covers the handling and repair costs and includes a profit. We believe this policy is attractive to customers.
The Company also offers customers the right to purchase extended warranties, which provide additional coverage beyond the limited warranty, ranging from one to five years, offered at specified fees. The sales of extended warranties give customers a level of cost certainty that they would not have without an extended warranty. At December 31, 2014 and 2013, the balance of deferred revenue was $22.0 million and $15.9 million under this program, respectively. The revenue associated with the extended warranties will be recognized ratably over the extended warranty period. Warranty revenue recorded by the Company for the years ended December 31, 2014, 2013 and 2012 were $6.1 million, $4.6 million and $3.6 million, respectively.
Markets
Law Enforcement and Corrections
Our primary target market for both our weapon and video products is federal, state and local law enforcement agencies in the U.S. and throughout the world. In the law enforcement market, more than 17,000 law enforcement agencies in nearly 150 countries have made initial purchases of our TASER brand devices for testing or deployment. Our belief is that in the U.S., approximately two-thirds of all law enforcement patrol officers carry a TASER CEW and internationally, approximately one out of every fifty eligible law enforcement officers carries a TASER CEW.
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
Military Forces, U.S. and Foreign Allies
TASER CEW devices continue to be deployed in support of key strategic military operations in locations around the world. We continue our focus initiative on supporting our military customers. The former head of the U.S. Military Joint Non-Lethal Weapons Directorate is our Vice President of Government and Military Programs, and we meet periodically with our Senior Executive Advisory Board, comprised of a team of professionals with extensive military, homeland defense and law enforcement experience, with the purpose of advising on business models in support of federal law enforcement and military users.
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
Sales and Marketing
Law enforcement and correction agencies, military forces, private security personnel and private citizens represent our target markets both domestically and internationally. In each of these markets, the decision to purchase TASER CEWs, AXON video products or EVIDENCE.com is normally made by a group of people, including the agency head, municipal information technology departments, the agency’s training staff and agency weapons experts. Depending on the size and cost of the device deployment and local procurement rules and customs, the decision may involve political decision-makers such as city council members or the federal government. The decision-making process can take as little as a few weeks or as long as several years. Although we have focused on these markets, we have been able to expand our customer base to hundreds of thousands of end users within these markets. We currently have a presence in more than 17,000 law enforcement agencies domestically.
We have used multiple types of media to communicate the benefits of acquiring and deploying our products. Our marketing campaigns have included the development of on-line educational campaigns geared toward law enforcement leaders in the community, web and print advertisements in law enforcement publications, the use of training classes conducted around the world, and more recently, in the case of the TASER X2 and X26P, an integrated online media launch including trade-in programs on used TASER devices. Throughout 2014, we hosted technology summits at our Scottsdale headquarters and across the nation during which our employees, customers and potential customers conducted forums to discuss, educate and promote the benefits of cloud computing and wearable technology. Looking to 2015, we plan on expanding these programs to certain international markets. We also target key regional and national law enforcement trade shows where we can demonstrate our products to leading departments. In 2014, we attended and exhibited at many of the major regional, national and international law enforcement trade shows. We also held our annual TASER Conference as part of our certified master instructor school, the continued focus of which was to train the participants in the use of all of the latest CEWs and other new products.
TASER maintains a corporate website for TASER.com and a website for EVIDENCE.com designed to deliver benefit-driven messages and to drive follow-up by TASER or one of our distribution partners. We also maintain foreign-language sites for non-English speakers around the world, including French, Portuguese, German, Dutch and Spanish, with the same goals to provide information and education on our products and services in a local language. We plan to continue investment in web activities, tech summits and law enforcement trade shows and conferences in 2015, as it provides us the ability to market our products to our target audience. We believe these types of activities accelerate penetration of our TASER product lines in each market, which should lead to increased visibility in both the private security and private citizen markets and reinforce the value of these devices for self-defense.
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
Sales in the private citizen market are primarily made through our commercial distributors, dealers and our website. We have implemented a variety of marketing initiatives to support sales of our consumer products, with a focus on web, public relations and consumer trade shows. We have consulted with professional digital media and public relations professionals to assist us in media and press events, and editorial placements along with attending numerous tradeshows specifically to target the consumer market.
International Distribution
We currently market and distribute our CEW products to foreign markets primarily through a network of distributors. For geographical and cultural reasons, our distributors usually have a territory defined by their country’s borders. These distributors market both our law enforcement, military, and corrections products, and our consumer products where allowed by law. Our distributors work with local law enforcement, military and corrections agencies in the same manner as our domestic market distributors. For example, they may perform demonstrations, attend industry tradeshows, maintain country specific websites, engage in print advertising and arrange training classes.
In order to more effectively engage customers internationally, we have also implemented sales teams strategically located throughout each major geographic region of the world. Having dedicated sales personnel stationed full time in these regions will allow us to better serve existing customers as well as execute our sales and marketing strategies more efficiently in order to continue to grow our customer base in new markets.

Training Programs
Most law enforcement, military, security and corrections agencies will not purchase new weapons until a training program is in place to instruct and certify personnel in their proper use. TASER maintains a robust training program and conducts a variety of classes valuable to the users of our products. Attendance at our courses generally requires a fee which varies depending upon course content. For the years ended December 31, 2014, 2013 and 2012, training revenue was $2.2 million, $1.9 million and $2.2 million, respectively.
To coordinate the growing demands of our training programs, we created a Training Advisory Board. This board annually reviews the qualifications of the master instructors, and provides retraining or certification as required. In addition, the Training Advisory Board oversees the trainers and curriculum to ensure that new information is properly communicated and implemented. We also created the designation of Senior Master Instructor whose primary duties are to perform quality control checks on Master Instructors during instructor courses and to help instruct at the Master Instructor School. As of December 31, 2014, 24 experienced individuals hold the designation of Senior Master Instructors based on their exemplary performance as Master Instructors.
CEW Courses Offered:

•	Instructor Training: An approximately 20 hour class that certifies law enforcement, military, corrections and security agency trainers as Instructors in the use of TASER CEWs.

•
Master Instructor School: Attendees that successfully complete this course become certified as Master Instructors. Master Instructors are independent professional trainers, serve as local area TASER experts, and assist in conducting TASER demonstrations at other police departments within their regions. As of December 31, 2014, 747 individuals hold current certifications as Master Instructors.

•
CEW User Training: An on-line course is available to law enforcement, military and security personnel that satisfies the classroom and knowledge assessment portions of the user certification course. Agency instructors must still put students through a series of drills and hands-on exercises.

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

Video Systems Courses Offered:
With the release of the AXON flex on-officer audio and video recording systems, we developed new courses and incorporated the AXON cameras as an integral part of all Instructor and Master Instructor courses.

•	AXON User and Instructor training: This training is provided to agencies that purchase AXON units either for deployment or for a test and evaluation.

•
Digital Evidence Management Course: Designed to educate information technology personnel and those who will be administrators of EVIDENCE.com accounts. This course covers cloud computing, data security, best practices in on-officer video, legal issues, and set-up and management of EVIDENCE.com.

Manufacturing
We perform light manufacturing, final assembly, and final test operations at our headquarters in Scottsdale, Arizona, and own substantially all of the equipment required to develop, prototype, manufacture and assemble our finished products. This includes critical injection molds, schematics, automation equipment, test equipment and prototypes utilized by our supply chain for the conversion of raw materials into sub-assemblies. We have implemented lean/six sigma methodologies to optimize most direct and indirect resources within the organization, which has helped boost capacity for existing products, as well as provide flexibility to accommodate production of new TASER product introductions. We are currently operating two production shifts; however, other capacity options, including the use of additional shifts, will be considered should we experience higher demand resulting from large orders of legacy or new product releases. We continue to maintain our ISO 9001 certification.
Our XREP product is considered a firearm due to the propellant used to launch the projectile from the device. We have a Class 7 Federal Firearms license to manufacture, store and sell XREP and related products. We have previously, and may again in the future, leased facilities from a local third party who specializes in defense products and provides facilities, ensuring compliance with required firearm and dangerous good standards.
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
We also believe our CEWs compete indirectly with a variety of other less-lethal alternatives. These alternatives include, but are not limited to, pepper spray, batons and impact weapons sold by companies such as Defense Technology. We believe our TASER brand devices’ advanced technology, versatility, portability, effectiveness, built-in accountability systems, and low injury rate enable us to compete effectively against these other less-lethal alternatives.
Military Market
In the military markets, both in the U.S. and abroad, a wide variety of weapon systems are utilized to accomplish the mission at hand. CEWs have gained increased acceptance as a result of the policing role of military personnel across many regions of the world. There has also been an increased awareness of the use of non-lethal weapons as a way to preserve human intelligence. TASER CEWs give armed forces a means to capture or immobilize targets without using lethal force. There is indirect competition from pepper spray, batons and impact weapons sold by companies such as Defense Technology.

Private Citizen Market
CEWs have gained limited acceptance in the private citizen market. These devices primarily compete with guns, but also with other less lethal weapons such as pepper spray. The primary competitive factors in the private citizen market include a weapon’s cost, effectiveness, safety and ease of use.
Video Evidence Market
The video evidence capture and management market segment is a highly fragmented and competitive market. In the video evidence capture market segment, there are existing companies with an established presence. Continued evolution in the industry and technology shifts are creating opportunities for both established and new competitors. Key competitive factors include: product performance; product features; product quality and warranty; total cost of ownership; data security; data and information work flows; company reputation and financial strength; and relationship with customers. We believe our AXON products, which place the camera directly on-officer at a much lower total cost of ownership than a traditional in-car camera, overcome some of the inherent limitations of an in-car system. We believe that placing the camera on the officer has created a paradigm shift that will ultimately overtake the majority of the in-car camera market.
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
As of December 31, 2014, the possession of stun guns by the general public, including TASER CEWs, is prohibited in six states: District of Columbia, Hawaii, Massachusetts, New Jersey, New York, and Rhode Island. Some cities and municipalities also prohibit private citizen possession or use of our products.
We are also subject to environmental laws and regulations, including restrictions on the presence of certain substances in electronic products. Reference is made to Section 1A, Risk Factors under the heading “Environmental laws and regulations subject us to a number of risks and could result in significant liabilities and costs.”
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
Intellectual Property
We protect our intellectual property with U.S. and foreign patents and trademarks. Our patents and pending patent applications relate to technology used by us in connection with our products. We also rely on international treaties, organizations and foreign laws to protect our intellectual property. As of December 31, 2014, we hold 83 U.S. patents and 102 foreign patents and also have numerous patents and trademarks pending. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as the commercial significance of our operations and our competitors’ operations in particular countries and regions, our strategic technology or product directions in different countries and the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions.
Confidentiality agreements are used with employees, consultants and key suppliers to help ensure the confidentiality of our trade secrets.
TASER has the exclusive rights to many Internet domain names primarily including ‘TASER.com’ and ‘EVIDENCE.com.’

Research and Development
Our research and development initiatives focus on next generation technology. Internally funded research has been primarily focused on improvements to existing TASER products and digital evidence management systems, or the development of new applications for TASER technology that we believe generally will have broad market appeal. Our investment in internally funded research and development totaled $14.9 million, $9.9 million and $8.1 million in 2014, 2013, and 2012, respectively.
The Company's team of application developers conduct research and development initiatives for cloud applications and mobile technologies in law enforcement, focused specifically on new revenue opportunities that align with our AXON product solutions. The Company plans to continue to invest in additional research and development within the AXON segment with a focus on continuous improvement, additional functionality for existing products and next generation products and services.
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
Employees
As of December 31, 2014, we had 426 full-time employees and 141 temporary employees. The breakdown of our full-time employees by department is as follows: 150 direct manufacturing employees and 276 administrative and manufacturing support employees. Of the 276 administrative and manufacturing support employees, 97 were involved in sales, marketing, communications and training. Of the 141 temporary employees, more than 92% worked in direct manufacturing roles. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.
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
We are materially dependent on acceptance of our products by law enforcement markets, both domestic and international. If law enforcement agencies do not continue to purchase our products, our revenues will be adversely affected.
A substantial number of law enforcement and corrections agencies may not continue to purchase our CEWs or video products. Law enforcement and corrections agencies may be influenced by claims or perceptions that CEWs, such as our products, are unsafe or may be used in an abusive manner. Sales of our products to these agencies may be delayed or limited by these claims or perceptions.
We substantially depend on sales of our TASER X26P and X2 CEWs, and if these products do not continue to be widely accepted, our growth prospects will be diminished.
In the years ended December 31, 2014, 2013 and 2012, we derived our revenues predominantly from sales of TASER CEW brand devices and related cartridges, and expect to depend on sales of these products for the foreseeable future. We are seeing a large number of customers upgrade their devices to the X2 or the new X26P device, which we introduced in 2011 and 2013, respectively. This is a trend we expect to continue. A decrease in the prices of, or demand for these products, or their failure to maintain broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.
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
Delays in product development schedules may adversely affect our revenues and cash flows.
The development of CEWs, cameras and software products such as EVIDENCE.com is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Our increasing focus on our SaaS platform also presents new and complex development issues. Significant delays in new product or service releases or significant problems in creating new products or services could adversely affect our revenue.

We face risks associated with rapid technological change and new competing products.
The technology associated with law enforcement devices is receiving significant attention and is rapidly evolving. While we have some patent protection in certain key areas of our CEW, AXON and SaaS technology, it is possible that new technology may result in competing products that operate outside our patents and could present significant competition for our products which could adversely affect our revenue.

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
If our security measures are breached and unauthorized access is obtained to customers’ data or our data, our network, data centers and service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.
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
Most of our end-user customers are government agencies. These agencies often do not set their own budgets and therefore, have limited control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. As a result, even if an agency wants to acquire our products, it may be unable to purchase them due to budgetary or political constraints, particularly in challenging economic environments. There can be no assurance that the economic and budgeting issues will not worsen and adversely impact sales of our products. Some government agency orders may also be canceled or substantially delayed due to budgetary, political or other scheduling delays which frequently occur in connection with the acquisition of products by such agencies and such cancellations may accelerate or be more severe than we have experienced historically.
Due to municipal government funding rules, certain of our contracts are subject to appropriation (or similar) cancellation clauses, which could allow our customers to cancel contracts in the future.
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
SaaS revenue for EVIDENCE.com is recognized over the terms of the contracts, which may be several years, and, as such, trends in new business are not be immediately reflected in our operating results.
Our SaaS product revenue is generally recognized ratably over the terms of the contracts, which generally range from one to five years. As a result, most of the SaaS revenue we report each quarter is the result of agreements entered into during previous quarters. Consequently, current positive or negative trends in this portion of our business are not fully reflected in our revenue results for several periods.
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
We have been or could be in the future involved in numerous other litigation matters relating to our products, contracts and business relationships, including litigation against persons who we believe have infringed on our intellectual property, infringement litigation filed against the Company, litigation against a competitor and litigation filed by a former distributor against the Company. Such matters have resulted, and are expected to continue to result in, substantial costs to us, judgments, settlements and some diversion of our management’s attention, which could adversely affect our business, financial condition or operating results. There is also a risk of adverse judgments, as the outcome of litigation is inherently uncertain.
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
In foreign countries we can enforce patent rights only in the jurisdictions in which our patent applications have been granted.
Our U.S. patents protect us from imported infringing products coming into the U.S. from abroad. We have made applications for patents in a few foreign countries; however, these may be inadequate to protect markets for our products in other foreign countries. Each foreign patent is examined and granted according to the law of the country where it was filed independent of whether a U.S. patent on similar technology was granted. A patent in a foreign country may be subject to cancellation if the claimed invention has not been sold in that country. Meeting the requirements of working invention differs by country and ranges from sales in the country to manufacturing in the country. U.S. export law, or the laws of some foreign countries, may prohibit us from satisfying the requirements for working the invention, creating a risk that some of our foreign patents may become unenforceable.
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
Foreign regulation: Certain foreign jurisdictions prohibit the importation, sale, possession or use of CEWs, including in some countries by law enforcement agencies, limiting our international sales opportunities.

We face unique regulatory and political challenges presented by international markets.
Our international business, including any expansion in new international markets, may be adversely affected by local laws and customs and U.S. laws applicable to foreign operations, including the Foreign Corrupt Practices Act.
Risks inherent in international operations also include, among others:

•	Foreign countries could change laws and regulations, change tax structures, or impose currency restrictions and other restraints;

•	Risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance;

•	Political changes and economic crises may lead to changes in the business environment in which we operate;

•	Local distributors of our products may not comply with existing laws and regulations;

•	Some countries impose burdensome tariffs and quotas; and

•	Economic sanctions may be imposed by the U.S. on some countries, which could disrupt the markets for products we sell, even if we do not sell in the target country.
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
In August 2012, the SEC adopted new disclosure requirements for companies that use certain minerals and metals, known as “conflict minerals,” in their products, whether or not these products are manufactured by third parties. These requirements require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We have incurred and will likely continue to incur costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. In addition, these new requirements could adversely affect the sourcing, availability and pricing of minerals used in our products. Because our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such an event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict-free.
Our dependence on third-party suppliers for key components of our devices could delay shipment of our products and reduce our sales.
We depend on certain domestic and foreign suppliers for the delivery of components used in the assembly of our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or sub-assemblies and reduced control over pricing and timing of delivery of components and sub-assemblies. Specifically, we depend on suppliers of sub-assemblies, machined parts, injection molded plastic parts, printed circuit boards, custom wire fabrications and other miscellaneous customer parts for our products. We do not have long-term agreements with any of our suppliers and there is no guarantee that supply will not be interrupted. Due to changes imposed for imports of foreign products into the U.S., as well as potential port closures and delays created by terrorist attacks or threats, public health issues, national disasters or work stoppages, we are exposed to risk of delays caused by freight carriers or customs clearance issues for our imported parts. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition.

Component shortages could result in our inability to produce at a volume to adequately meet customer demand, which could result in a loss of sales, delay in deliveries and injury to our reputation.
Single or sole-source components used in the manufacture of our products may become unavailable or discontinued. Delays caused by industry allocations or obsolescence may take weeks or months to resolve. In some cases, parts obsolescence may require a product re-design to ensure quality replacement components. These delays could cause significant delays in manufacturing and loss of sales, leading to adverse effects significantly impacting our financial condition or results of operations and injure our reputation.
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
We may experience a decline in gross margins due to a shift in product sales from CEWs to AXON devices which may continue to carry a lower gross margin.
We continue to invest in the growth of the AXON segment, and this expected growth may result in a higher percentage of total revenues being comprised of AXON products and services. Gross margin as a percentage of net sales for the AXON segment is currently lower than that of the TASER Weapons segment, and may continue to be lower in the future.
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
A disruption or failure of our systems or operations in the event of a major earthquake, weather event, fire, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services, or performing other mission-critical functions. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results.
Our revenues and operating results may fluctuate unexpectedly from quarter-to-quarter, which may cause our stock price to decline.
Our revenues and operating results have varied significantly in the past and may vary significantly in the future due to various factors, including, but not limited to:

•	budgetary cycles of municipal, state and federal law enforcement and corrections agencies;

•	market acceptance of our products and services;

•	the timing of large domestic and international orders;

•	the outcome of any existing or future litigation;

•	adverse publicity surrounding our products, the safety of our products, or the use of our products;

•	changes in our sales mix;

•	new product introduction costs;

•	increased raw material expenses;

•	changes in our operating expenses; and

•	regulatory changes that may affect the marketability of our products.

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
For non-U.S. dollar denominated sales, weakening of foreign currencies relative to the U.S. dollar generally leads us to raise international pricing, potentially reducing demand for our products. Should we decide not to raise local prices to fully offset the dollar’s strengthening, or at all, the U.S. dollar value of our foreign currency denominated sales and earnings would be adversely affected. We do not currently engage in hedging activities. Fluctuations in foreign currency could result in a change in the U.S. dollar value of our foreign denominated assets and liabilities including accounts receivable. Therefore, the U.S. dollar equivalent collected on a given sale could be less than the amount invoiced causing the sale to be less profitable than contemplated.
We also import selected components which are used in the manufacturing of some of our products. Although our purchase orders are generally in U.S. dollars, weakness in the U.S. dollar could lead to price increases for the components.

We maintain most of our cash balances, some of which are not insured, at three depository institutions.
We maintain most of our cash accounts at three depository institutions. As of December 31, 2014, our aggregate balances in such accounts were $48.4 million. The Company’s balances with these institutions regularly exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits.
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

We have established our international headquarters in Amsterdam, the Netherlands, and as such will have significant Euro denominated expenses.
We will be establishing bank accounts in Amsterdam which will denominated in Euros
We depend on our ability to attract and retain our key management and technical personnel.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters and manufacturing facilities are based in a 100,000 square foot facility in Scottsdale, Arizona, which we own. We also lease premises in Scottsdale, Arizona; Seattle, Washington; Topsfield, Massachusetts; Rio de Janeiro, Brazil; Sao Paulo, Brazil; Amsterdam, Netherlands; and Frankfurt, Germany. We believe our existing facilities are well maintained and in good operating condition. We also believe we have adequate manufacturing capacity for our existing product lines for the foreseeable future. To the extent that we introduce new products in the future, we will likely need to acquire additional facilities to locate the associated production lines. However, we believe we can acquire or lease such facilities on reasonable terms. The Company continues to make investments in capital equipment as needed to meet anticipated demand for its products.

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

	High	Low
Year Ended December 31, 2014:
First quarter	$20.83	$14.89
Second quarter	19.17	12.55
Third quarter	18.76	10.46
Fourth quarter	27.65	13.40

	High	Low
Year Ended December 31, 2013:
First quarter	$9.80	$6.70
Second quarter	9.79	7.24
Third quarter	15.30	8.43
Fourth quarter	18.52	13.45
Holders
As of December 31, 2014, there were 294 holders of record of our common stock.
Dividends
To date, we have not declared or paid cash dividends on our common stock. We do not intend to pay cash dividends in the foreseeable future and our revolving line of credit prohibits the payment of cash dividends.
Issuer Purchases of Equity Securities

In May 2014, the Company's Board of Directors authorized a stock repurchase program to acquire up to $30.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. During the year ended December 31, 2014, the Company repurchased approximately 1.7 million common shares under this program for a total cost of approximately $22.4 million, or a weighted average cost of $12.99 per share. The weighted average cost includes the average price paid per share of $12.96, plus any applicable administrative costs for the transaction. The Company has approximately $7.6 million remaining on the repurchase authorization as of December 31, 2014. Repurchases may be made from time to time on the open market. There were no repurchases of our common stock by the Company or on its behalf during the three months ended December 31, 2014.

Stock Performance Graph
The following stock performance graph compares the performance of our common stock to the NASDAQ Stock Market (U.S.) and the Russell 3000 Index. The graph covers the period from December 31, 2009 to December 31, 2014. The graph assumes that the value of the investment in our stock and in each index was $100 at December 31, 2009, and that all dividends were reinvested. We do not pay dividends on our common stock.

	2009	2010	2011	2012	2013	2014
TASER International, Inc.	$100.00	$107.31	$116.89	$204.11	$362.56	$604.57
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
Russell 3000	100.00	116.93	118.13	137.52	183.66	206.72

Item 6.    Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statement of operations data for the years ended December 31, 2014, 2013 and 2012, and the balance sheet data as of December 31, 2014 and 2013, have been derived from, and should be read in conjunction with, our audited consolidated financial statements and the notes thereto included herein. The statement of operations data for the years ended December 31, 2011 and 2010, and the balance sheet data as of December 31, 2012, 2011 and 2010, is derived from our audited consolidated financial statements and the notes thereto which are not included in this Annual Report on Form 10-K. Dollars are in thousands, except per share amounts.

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Net sales	$164,525	$137,831	$114,753	$90,028	$86,930
Cost of products sold and services delivered	62,977	51,988	47,038	41,753	41,563
Excess inventory charges	—	—	—	3,746	—
Gross margin	101,548	85,843	67,715	44,529	45,367
Sales, general and administrative expenses	54,158	46,557	39,247	40,801	39,095
Research and development expenses	14,885	9,888	8,139	9,989	11,412
Litigation judgments (recoveries)	—	1,450	(2,200)	3,301	—
Loss on impairment	—	—	—	1,354	—
Income (loss) from operations	32,505	27,948	22,529	(10,916)	(5,140)
Interest and other (expense) income, net	(194)	86	83	1,287	26
Income (loss) before provision (benefit) for income taxes	32,311	28,034	22,612	(9,629)	(5,114)
Provision (benefit) for income taxes	12,393	9,790	7,874	(2,589)	(730)
Net income (loss)	$19,918	$18,244	$14,738	$(7,040)	$(4,384)
Net income (loss) per common and common equivalent shares:
Basic	$0.38	$0.35	$0.27	$(0.12)	$(0.07)
Diluted	$0.37	$0.34	$0.27	$(0.12)	$(0.07)
Weighted average number of common and common equivalent shares outstanding:
Basic	52,948	51,880	53,827	59,436	62,524
Diluted	54,500	54,152	54,723	59,436	62,524

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Working capital	$107,855	$74,338	$60,944	$45,845	$70,378
Total assets	185,368	148,382	116,236	104,963	136,187
Total current liabilities	31,973	23,129	18,109	15,888	11,948
Total long-term debt and capital leases, net of current portion	29	67	103	—	—
Total stockholders’ equity	129,106	108,347	87,285	82,456	117,564

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

Executive Overview and Key Strategic Initiatives
Our core mission is to protect life and to protect truth through technologies that make communities safer. We are a market leader in the development and manufacture of advanced conducted electrical weapons (“CEWs”) designed for use by law enforcement, military, corrections, and private security personnel and by private individuals for personal defense. More recently, to address challenges faced by law enforcement officers post-incident, we have developed a fully integrated hardware and software solution to provide our law enforcement customers the capabilities to capture, store, manage, share and analyze video and other digital evidence.
Technological innovation is the foundation for our long-term growth and we intend to maintain our commitment to the research and development of our technology for both new and existing products that further our mission. At the same time we have established industry leading training services to provide our users a comprehensive overview of legal, policy, medical and risk mitigation issues relating to our products and the use of force. We have built a network of distribution channels for selling and marketing our products and services to law enforcement agencies, primarily in North America, with ongoing focus and effort placed on expanding these programs in international, military and other markets. Over 17,000 law enforcement agencies in nearly 150 countries have made initial purchases of our TASER brand devices for testing or deployment. To date, we do not know of any significant sales of any competing CEW products, but acknowledge the continued emergence of competition within the on-officer camera, digital evidence management and related technology market.
Our key strategic initiatives include:

•
Continue investment in development of innovative new products, which both compliment and add to our existing platforms. Our research and development efforts in 2014 were primarily focused on refining our EVIDENCE.com services and exploring next generation hardware for our TASER Weapons and AXON segments.

We believe that the video evidence capture and management market will continue to grow significantly due to several factors, including increasing recognition of the benefits and value of video evidence and other mobile technologies. In 2015, we expect to devote significant resources towards both the development of the next revenue generating product for our AXON segment, and additional functionality for our existing SaaS. We aim to work closely with our customers to develop new value added features to our existing platform that are necessary to optimize their workflows, as well as develop adjacent technologies in wearables, cloud, and mobile devices.

•	Increase market penetration in both international and U.S. law enforcement markets:
Internationally, there is a very significant portion of the market where officers do not carry CEWs or wear on-officer cameras. We believe there is substantial opportunity for more widespread adoption of CEWs and AXON products in foreign countries. In recent years, we have seen international markets become increasingly attractive and we seek to maintain that trend as we demonstrate the benefits of large-scale adoptions of our CEWs and AXON products, using countries such as the United Kingdom and Australia as benchmarks of successful programs. We have also decided to make focused investments in targeted countries such as France, Brazil, the United Kingdom, Canada and Australia as we see considerable opportunity for increased sales in those regions. Because the sales cycle to sell into a new international market can be as long or longer than 18 to 24 months, it is important that we continue to develop our pipeline in terms of both the number and size of opportunities.
In the U.S., our focus is on driving deeper penetration into law enforcement agencies that do not have a CEW or on-officer camera on every officer. Our strategy is to create a dominant market position in domestic law enforcement and internationally over time.

•
Focus on increasing bookings and brand awareness for EVIDENCE.com and AXON cameras. We have expanded our AXON sales team from 14 at the end of 2013 to 16 full-time salespeople at the end of 2014. We expect the additional salesforce to generate increased bookings in 2015. In addition, during 2015, we expect to continue our concerted efforts to promote the awareness of the benefits of digital evidence management in general, and EVIDENCE.com specifically, throughout the law enforcement community. We expect additional efforts will encompass tech summits, sponsorships, tradeshows, interaction with trade associations (such as the International Association of Chiefs of Police), and other promotional activities.

Included in our strategy to demonstrate the benefits of EVIDENCE.com, we have optional test and evaluation periods of the product on-site with customers. We experienced increasing volumes of trial programs in 2014 and believe these trial programs are the best way for our customers to see the powerful capabilities, benefits and compelling value proposition of our technology. We anticipate further increases in these trial programs in 2015, ultimately leading to increased sales. As market acceptance grows, we anticipate fewer and/or shorter trial programs will be necessary to capture sales.

•
Focus on maintaining incremental sales channels by continuing to develop purchasing programs that position the Company to own municipality budget lines and become the ongoing technology provider for our customers in order to drive sales growth.

•	Focus on minimizing attrition rates by providing world class products and services that provide the value necessary to ensure customers continue to renew their contracts.

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

Results of Operations
The following table presents data from our statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Year Ended December 31,
	2014		2013		2012
Net sales	$164,525	100.0%	$137,831	100.0%	$114,753	100.0%
Cost of products sold and services delivered	62,977	38.3	51,988	37.7	47,038	41.0
Gross margin	101,548	61.7	85,843	62.3	67,715	59.0
Operating expenses:
Sales, general and administrative	54,158	32.9	46,557	33.8	39,247	34.2
Research and development	14,885	9.0	9,888	7.2	8,139	7.1
Litigation judgments (recoveries)	—	—	1,450	1.1	(2,200)	(1.9)
Total operating expenses	69,043	42.0	57,895	42.0	45,186	39.4
Income from operations	32,505	19.8	27,948	20.3	22,529	19.6
Interest and other (expense) income, net	(194)	(0.1)	86	0.1	83	0.1
Income before provision for income taxes	32,311	19.6	28,034	20.3	22,612	19.7
Provision for income taxes	12,393	7.5	9,790	7.1	7,874	6.9
Net income	$19,918	12.1%	$18,244	13.2%	$14,738	12.8%

Net sales to the U.S. and other countries are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2014		2013		2012
United States	$132,205	80.4%	$115,674	83.9%	$93,427	81.4%
Other Countries	32,320	19.6	22,157	16.1	21,326	18.6
Total	$164,525	100.0%	$137,831	100.0%	$114,753	100.0%
The Company’s operations are comprised of two reportable segments; the sale of CEWs, accessories and other products and services (the “TASER Weapons” segment) and the AXON video business, focused on wearables, cloud and mobile products, including AXON video products, TASER Cam and EVIDENCE.com (the "AXON" segment formerly known as the “EVIDENCE.com & Video” segment).  The Company includes only revenues and costs directly attributable to the AXON segment in that segment. Included in AXON segment costs are: costs of sales for both products and services, selling expense for the video sales team, video product management expenses, video trade shows and related expenses, and research and development for products included in the AXON segment. All other costs are included in the TASER Weapons segment. The Company does not regularly review assets by segment; therefore we do not allocate assets by segment as part of our financial information presented.

Net Sales
Net sales by product line were as follows for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,				Dollar Change	Percent Change
	2014		2013
TASER Weapons segment:
TASER X26P	$43,512	26.4%	$21,860	15.9%	$21,652	99.0%
TASER X2	28,774	17.5	26,471	19.2	2,303	8.7
TASER X26	18,712	11.4	30,883	22.4	(12,171)	(39.4)
TASER C2	2,084	1.3	2,468	1.8	(384)	(15.6)
TASER M26	693	0.4	681	0.5	12	1.8
TASER XREP	2,617	1.6	—	—	2,617	*
Single cartridges	38,539	23.4	35,660	25.9	2,879	8.1
Extended warranties including TAP	6,024	3.7	4,617	3.3	1,407	30.5
Other	4,658	2.8	4,834	3.5	(176)	(3.6)
TASER Weapons segment	145,613	88.5	127,474	92.5	18,139	14.2
AXON segment:
AXON solutions	9,029	5.5	3,454	2.5	5,575	161.4
EVIDENCE.com	4,039	2.5	1,719	1.2	2,320	135.0
TASER Cam	4,674	2.8	4,688	3.4	(14)	(0.3)
Other	1,170	0.7	496	0.4	674	135.9
AXON segment	18,912	11.5	10,357	7.5	8,555	82.6
Total net sales	$164,525	100.0%	$137,831	100.0%	$26,694	19.4
 *    not meaningful

Net unit sales for the TASER Weapons handles and other products and AXON segment products are as follows:

	Year Ended December 31,
	2014	2013	Unit Change	Percent Change
TASER X26P	51,283	28,107	23,176	82.5%
TASER X2	26,901	28,164	(1,263)	(4.5)
TASER X26	17,770	33,769	(15,999)	(47.4)
TASER M26	1,994	2,091	(97)	(4.6)
TASER C2	7,249	8,116	(867)	(10.7)
StrikeLight	2,767	3,141	(374)	(11.9)
Cartridges	1,618,117	1,552,028	66,089	4.3
AXON flex	10,034	4,903	5,131	104.7
AXON body	13,219	1,888	11,331	600.2
TASER Cam	9,303	10,686	(1,383)	(12.9)
Net sales were $164.5 million and $137.8 million for the years ended December 31, 2014 and 2013, respectively, an increase of $26.7 million or 19.4%. Net sales for the TASER Weapons segment were $145.6 million and $127.5 million for the years ended December 31, 2014 and 2013, respectively, an increase of $18.1 million or 14.2%. Net sales for the AXON segment were $18.9 million and $10.4 million for the years ended December 31, 2014 and 2013, respectively, an increase of $8.6 million or 82.6%.
The increase in net sales for 2014 compared to 2013 in the TASER Weapons segment was primarily driven by the introduction of the TASER X26P smart weapon. Growing demand is seen in the TASER Weapons segment as customers are upgrading their legacy CEWs to the new TASER X2 and X26P smart weapons. In the AXON segment, the increase in net sales was driven by the continued adoption of the AXON on-officer cameras and EVIDENCE.com application in the law enforcement markets. International customers continued to be a steady contributor to the results with $32.3 million in 2014 versus $22.2 million in 2013. To further strengthen our international presence, during 2014, the Company established TASER International, B.V. located in Amsterdam, Netherlands, that will serve as a permanent international headquarters to facilitate transactions with existing customers as well as allow for continued expansion into other foreign markets. This location will have full-time personnel functioning in sales and marketing, training, finance and other administrative roles.

To gain more immediate feedback regarding activity for AXON products and EVIDENCE.com services, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales), net of cancellations, placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Some bookings will be invoiced in subsequent years. Due to municipal government funding rules, certain of the future year amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although TASER has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be completed, if agencies do not appropriate money in future year budgets or enact a cancellation clause, revenue associated with these bookings will not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to EVIDENCE.com and the AXON product line increased to $57.1 million during 2014, compared to $14.5 million in 2013.

Net sales by product line were as follows for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,				Dollar Change	Percent Change
	2013		2012
TASER Weapons segment:
TASER X26P	$21,860	15.9%	$—	—%	$21,860	*
TASER X2	26,471	19.2	25,841	22.5	630	2.4%
TASER X26	30,883	22.4	35,950	31.3	(5,067)	(14.1)
TASER C2	2,468	1.8	3,095	2.7	(627)	(20.3)
TASER M26	681	0.5	1,233	1.1	(552)	(44.8)
Single cartridges	35,660	25.9	32,811	28.6	2,849	8.7
Extended warranties including TAP	4,617	3.3	3,589	3.1	1,028	28.6
Other	4,834	3.5	6,536	5.7	(1,702)	(26.0)
TASER Weapons segment	127,474	92.5	109,055	95.0	18,419	16.9
AXON segment:
AXON solutions	3,454	2.5	2,055	1.8	1,399	68.1
EVIDENCE.com	1,719	1.2	398	0.3	1,321	331.9
TASER Cam	4,688	3.4	3,055	2.7	1,633	53.5
Other	496	0.4	190	0.2	306	161.1
AXON segment	10,357	7.5	5,698	5.0	4,659	81.8
Total net sales	$137,831	100.0%	$114,753	100.0%	$23,078	20.1
 *    not meaningful
Net unit sales for the TASER Weapons handles and other products and AXON segment products are as follows:

	Year Ended December 31,
	2013	2012	Unit Change	Percent Change
TASER X26P	28,107	—	28,107	*
TASER X2	28,164	30,665	(2,501)	(8.2)%
TASER X26	33,769	42,340	(8,571)	(20.2)
TASER M26	2,091	3,771	(1,680)	(44.6)
TASER C2	8,116	11,803	(3,687)	(31.2)
StrikeLight	3,141	—	3,141	*
Cartridges	1,552,028	1,540,838	11,190	0.7
AXON flex	4,903	2,772	2,131	76.9
AXON body	1,888	—	1,888	*
TASER Cam	10,686	7,859	2,827	36.0
 *    not meaningful

Net sales were $137.8 million and $114.8 million for the years ended December 31, 2013 and 2012, respectively, an increase of $23.1 million or 20.1%. Net sales for the TASER Weapons segment were $127.5 million and $109.1 million for the years ended December 31, 2013 and 2012, respectively, an increase of $18.4 million or 16.9%. Net sales for the AXON segment were $10.4 million and $5.7 million for the years ended December 31, 2013 and 2012, respectively, an increase of $4.7 million or 81.8%.
The increase in net sales for 2013 compared to 2012 in the TASER Weapons segment was primarily driven by the introduction of the TASER X26P smart weapon. Growing demand was seen in the TASER Weapons segment as customers upgraded their legacy CEWs to the new TASER X2 and X26P smart weapons. In the AXON segment, the increase in net sales was driven by the continued adoption of the AXON on-officer cameras and EVIDENCE.com application in the law enforcement markets. International customers continued to be a steady contributor to the results with $22.2 million in 2013 versus $21.3 million in 2012. International sales grew slightly in 2013, although decreasing as a percentage of total revenue.

Cost of Products Sold and Services Delivered
(dollars in thousands)

	Year Ended December 31,				Year Ended December 31,
			Dollar Change	Percent Change			Dollar Change	Percent Change
	2014	2013			2013	2012
TASER Weapons segment:
Cost of products sold	$47,680	$44,025	$3,655	8.3%	$44,025	$39,350	$4,675	11.9%
Cost as % of sales	32.7%	34.5%			34.5%	36.1%
AXON segment:
Cost of products sold	13,233	6,074	7,159	117.9	6,074	3,773	2,301	61.0
Cost of services delivered	2,064	1,889	175	9.3	1,889	3,915	(2,026)	(51.7)
Total cost of products sold and services delivered	15,297	7,963	7,334	92.1	7,963	7,688	275	3.6
Cost as % of sales	80.9%	76.9%			76.9%	134.9%
Total cost of products sold and services delivered	$62,977	$51,988	$10,989	21.1	$51,988	$47,038	$4,950	10.5
Cost as % of sales	38.3%	37.7%			37.7%	41.0%
Cost of products sold and services delivered was $63.0 million and $52.0 million for the years ended December 31, 2014 and 2013, respectively, an increase of $11.0 million or 21.1%. As a percentage of net sales, cost of products sold and services delivered remained relatively consistent at 38.3% in 2014 compared to 37.7% in 2013. Within the TASER Weapons segment, cost of products sold increased $3.7 million, or 8.3%, to $47.7 million in 2014, compared to $44.0 million in 2013, but decreased as a percent of sales to 32.7% from 34.5%. The net decrease in cost of products sold as a percent of sales primarily reflects increased leverage due to higher sales and a higher average selling prices.
Within the AXON segment, cost of products sold and services delivered were $15.3 million, an increase of $7.3 million, or 92.1% from 2013. The increase was driven by growing sales in this segment, increased data storage costs as more agencies utilize EVIDENCE.com, as well as the introduction of a professional services team. These increases were partially offset by the full depreciation of the capitalized EVIDENCE.com software development costs as of June 30, 2013. The slight decrease in overall cost of products sold and services delivered as a percentage of sales was driven by higher sales and by improvements to our EVIDENCE.com SaaS margins. There are a number of fixed costs for the AXON segment which, as we generate additional traction in the business, we expect to remain relatively stable and should allow for lower cost of services delivered as a percentage of service revenue. As a percentage of net sales, cost of products sold and services delivered increased slightly to 80.9% in 2014 from 76.9% in 2013.

Cost of products sold and services delivered, was $52.0 million and $47.0 million for the years ended December 31, 2013 and 2012, respectively, an increase of $5.0 million or 10.5%. As a percentage of net sales, cost of products sold and services delivered decreased to 37.7% in 2013 from 41.0% in 2012. Within the TASER Weapons segment, cost of products sold increased $4.7 million, or 11.9%, to $44.0 million in 2013, compared to $39.4 million in 2012, but decreased as a percent of sales to 34.5% from 36.1%. The net decrease in cost of products sold as a percent of sales primarily reflects increased leverage due to higher sales and a higher average selling prices.

Within the AXON segment, cost of products sold and services delivered were $8.0 million, an increase of $0.3 million, or 3.6% from 2012. Increased product costs related to the AXON segment due to growing sales in this segment were partially offset by decreased service costs, resulting in a slight overall increase for 2013 as compared to the prior year. The decrease in service costs is comprised of cost savings due to efficiencies gained by moving to a third party cloud storage from our data center, as well as the full depreciation of the capitalized EVIDENCE.com software development costs as of June 30, 2013. The decrease in overall cost of products sold and services delivered as a percentage of sales was driven by higher sales and by improvements to our EVIDENCE.com SaaS margins. There are a number of fixed costs for the AXON segment which, as we generate traction in the business, we expect to remain relatively stable and should allow for lower cost of services delivered as a percentage of service revenue. As a percentage of net sales, cost of products sold and services delivered decreased to 76.9% in 2013 from 134.9% in 2012.

Gross Margin
(dollars in thousands)

	Year Ended December 31,				Year Ended December 31,
			Dollar Change	Percent Change			Dollar Change	Percent Change
	2014	2013			2013	2012
TASER Weapons segment	$97,933	$83,449	$14,484	17.4%	$83,449	$69,705	$13,744	19.7%
AXON segment	3,615	2,394	1,221	51.0	2,394	(1,990)	4,384	*
Total gross margin	$101,548	$85,843	$15,705	18.3	$85,843	$67,715	$18,128	26.8
Gross margin as % of sales	61.7%	62.3%			62.3%	59.0%
*    not meaningful
Gross margin increased $15.7 million to $101.5 million for 2014 compared to $85.8 million for 2013. As a percentage of net sales, gross margin decreased slightly to 61.7% for 2014 compared to 62.3% for 2013. The decrease is primarily attributable to sales mix and continued growth in the AXON segment. As a percentage of net sales, gross margin for the TASER Weapons segment was 67.3% and 65.5% for 2014 and 2013, respectively, while the same measure for these years for the AXON segment were 19.1% and 23.1%, respectively. Although the Company experienced improvements in margins for the Weapons and AXON segments individually, due primarily to higher average selling prices, as the AXON segment continues to become a greater percentage of total sales, the Company expects to see a slight decrease in overall margins as a percentage of sales. The overall increase in margins was negatively impacted by higher inventory reserves taken towards the end of 2014 as compared to 2013 related primarily to the reserve for the X26 CEW that was discontinued as of December 31, 2014. The Company also accrued approximately $1.1 million of inventory losses related to products it may not be able to use in production of certain AXON camera products.
Gross margin increased $18.1 million to $85.8 million in 2013 compared to $67.7 million in 2012. As a percentage of net sales, gross margin increased to 62.3% for 2013 compared to 59.0% for 2012. The increase in gross margin as a percentage of net sales for 2014 was primarily attributable to the move of the EVIDENCE.com data center to a third party provider, the full depreciation of the capitalized EVIDENCE.com software development costs, increased sales of higher margin products and operational efficiencies.

Sales, General and Administrative Expenses
Sales, general and administrative (“SG&A”) expenses were comprised as follows for 2014 and 2013 (dollars in thousands):

	Year Ended December 31,		Dollar Change	Percent Change
	2014	2013
Salaries, benefits and bonus	$18,179	$14,723	$3,456	23.5%
Stock-based compensation	3,558	3,158	400	12.7
Legal, professional and accounting	4,711	7,323	(2,612)	(35.7)
Sales and marketing	8,124	6,025	2,099	34.8
Consulting and lobbying services	3,417	2,097	1,320	62.9
Travel and meals	4,778	3,305	1,473	44.6
Building	2,956	3,160	(204)	(6.5)
Supplies	1,898	1,462	436	29.8
Depreciation and amortization	1,246	1,230	16	1.3
Liability insurance	1,303	2,012	(709)	(35.2)
Other	3,988	2,062	1,926	93.4
Total sales, general and administrative expenses	$54,158	$46,557	$7,601	16.3
Sales, general, and administrative as a percentage of net sales	32.9%	33.8%

Of the increase in SG&A above, there was increased expense associated with customer-facing positions, including: salaries, benefits, bonus and stock-based compensation, as well as sales commissions, which are included in the sales and marketing line item in the table above. Positions were added throughout the year, with the following customer-facing headcount as of the end of each year:

	As of December 31,
	2014	2013	2012
TASER Weapons sales representatives	12	8	8
AXON sales representatives	16	14	7
International sales representatives	5	5	3
Support sales staff	8	8	5
Telesales	17	11	8
Other customer-facing roles	20	14	12
Total customer-facing roles	78	60	43
Sales, general and administrative expenses were $54.2 million and $46.6 million for the years ended December 31, 2014 and 2013, respectively, an increase of $7.6 million or 16.3%. As a percentage of total net sales, SG&A expenses decreased to 32.9% for 2014 compared to 33.8% for 2013.
Within the TASER Weapons segment, SG&A increased $2.8 million, or 7.0%, to $43.0 million from $40.2 million in 2013. Salaries, benefits, bonus and stock-based compensation in the TASER Weapons increased approximately $2.0 million in 2014 compared to 2013 partially due to increased international, telesales, and support sales staff. Incremental administrative functions were also added in 2014 in order to support the growing business. Travel expenses also increased approximately $0.5 million compared to the prior year as increased international travel occurred to set up the new international offices in Amsterdam. Offsetting these increases, efficiencies were realized in liability insurance costs and sales and marketing expenses.
Within the AXON segment, SG&A increased $4.8 million, or 75.0%, to $11.2 million in 2014 in comparison to the prior year. Salaries, benefits, bonus and stock-based compensation in the AXON segment increased $1.9 million. Sales and marketing expenses in the AXON segment also increased approximately $1.4 million in comparison to 2013 as a result of a large presence and a hosted booth at the International Association of Chiefs of Police. We believe these increases in marketing activities will increase customer awareness of the benefits of EVIDENCE.com and ultimately lead to sales growth in future periods. Sales and marketing expenses also include increases of approximately $0.9 million in commissions. Increases were also seen in lobbying and consulting fees of approximately $0.8 million and travel expenses of approximately $0.8 million.
The Company expects to see increases in SG&A in 2015 compared to 2014 as it plans to make additional investments in customer-facing positions both domestically and internationally along with increased investments in sales and marketing.

Sales, general and administrative expenses were comprised as follows for 2013 and 2012 (dollars in thousands):

	Year Ended December 31,		Dollar Change	Percent Change
	2013	2012
Salaries, benefits and bonus	$14,723	$11,385	$3,338	29.3%
Stock-based compensation	3,158	2,629	529	20.1
Legal, professional and accounting	7,323	6,427	896	13.9
Sales and marketing	6,025	4,284	1,741	40.6
Consulting and lobbying services	2,097	2,542	(445)	(17.5)
Travel and meals	3,305	3,020	285	9.4
Building	3,160	2,979	181	6.1
Supplies	1,462	1,340	122	9.1
Depreciation and amortization	1,230	1,492	(262)	(17.6)
Liability insurance	2,012	1,821	191	10.5
Other	2,062	1,328	734	55.3
Total sales, general and administrative expenses	$46,557	$39,247	$7,310	18.6
Sales, general, and administrative as a percentage of net sales	33.8%	34.2%
Sales, general and administrative expenses were $46.6 million and $39.2 million for the years ended December 31, 2013 and 2012, respectively, an increase of $7.3 million or 18.6%. As a percentage of total net sales, SG&A expenses decreased to 33.8% for 2013 compared to 34.2% for 2012.
Within the TASER Weapons segment, SG&A increased $4.4 million, or 12.4%, to $40.2 million from $35.7 million in 2012. Salaries, benefits, bonus and stock-based compensation in the TASER Weapons increased approximately $2.6 million in 2013 compared to 2012 partially due to increased international, telesales, and support sales staff. Incremental administrative functions were also added in 2013 in order to support the growing business. Sales and marketing expenses, many of which are variable, also increased approximately $0.9 million within the TASER Weapons segment compared to the prior year, due to higher commissions of $0.8 million on higher overall sales. Legal fees increased within the TASER Weapons segment compared to 2012 by approximately $0.3 million as the Company worked through its pre-2009 litigation. This was partially offset by a benefit of $0.5 million from the reimbursement of legal expenses due to insurance coverage after the Turner reversal. Financial advisory fees within the TASER Weapons segment are also up year over year by approximately $0.4 million. Included in “Other” are higher expenses related to litigation activities and credit card processing fees. Reductions were seen in depreciation expense and consulting costs.
Within the AXON segment, SG&A increased $2.9 million, or 81.9%, to $6.4 million in 2013 in comparison to the prior year. Salaries, benefits, bonus and stock-based compensation in the AXON segment increased $1.2 million primarily as a result of the Company doubling its video salesforce and hiring incremental functions such as customer service and account management and other customer-facing roles. Sales and marketing expenses in the AXON segment also increased approximately $0.8 million in comparison to 2012 as a result of EVIDENCE.com promotions and advertising efforts during the year, including a large presence and a hosted booth at the International Association of Chiefs of Police annual conference. Sales and marketing expenses also include increases of approximately $0.3 million in commissions.
Research and Development Expenses
Research and development (“R&D”) expenses were $14.9 million and $9.9 million for the years ended December 31, 2014 and 2013, respectively, an increase of $5.0 million, or 50.5%. As a percentage of net sales, R&D increased to 9.0% in 2014 in comparison to 7.2% in 2013.
Within the TASER Weapons segment, R&D expenses decreased $0.4 million, or 10.2%, to $3.9 million in 2014, which was primarily driven by a shift in personnel resources to the AXON segment and reduced testing materials expense. Reductions were partially offset by increases in professional and consulting fees.
Within the AXON segment, R&D expenses increased $5.4 million, or 97.5%, to $11.0 million in 2014 from the prior year. The increase for 2014 compared to 2013 is primarily driven by additional headcount and higher consulting fees.

Research and development expenses were $9.9 million and $8.1 million for the years ended December 31, 2013 and 2012, respectively, an increase of $1.7 million, or 21.5%. As a percentage of net sales, R&D increased to 7.2% from 2013 in comparison to 7.1% in 2012.
Within the TASER Weapons segment, R&D expenses increased $0.4 million, or 9.5%, to $4.3 million in 2013, which is primarily driven by increased headcount, professional fees and indirect materials. These increases were partially offset by lower depreciation expense.
Within the AXON segment, R&D expenses increased $1.4 million, or 32.8%, to $5.6 million in 2013 from 2012. The increase for 2013 compared to 2012 was driven by additional headcount, partially related to the Familiar acquisition that occurred in the fourth quarter of 2013. These individuals joined the Company to research and develop the next products for TASER in the AXON segment. Offsetting these increases was a one-time benefit in 2013 for an Arizona sales and use tax refund of approximately $0.3 million.
Litigation Judgments and Recoveries

In February 2012, the Company was served with a complaint in the matter of AA & Saba Consultants, Inc. v. TASER International, Inc. that was filed in the Superior Court for the County of Maricopa, Arizona, which alleged that the Company breached a contract by unilaterally terminating a distributor agreement between the Company and plaintiff without good cause. The complaint sought an award for damages, costs, expenses and attorneys’ fees. TASER filed a counterclaim for breach of contract and fraud. During 2012, the Company made a settlement offer of $0.8 million to plaintiff, which was recorded as an expense in SG&A in that year. The offer was not accepted by the plaintiff and thereafter was withdrawn. On February 28, 2014, the jury returned a verdict of $3.3 million against the Company. The Company recorded an additional $2.6 million of expense in the fourth quarter of 2013 as Litigation judgments (recoveries) on the consolidated statements of operations.

On May 6, 2014 the court issued a Minute Entry Order awarding Plaintiff approximately $1.2 million in attorneys’ fees, which was recorded as a litigation settlement in the second quarter of 2014. In May 2014 the matter was resolved and dismissed.

Interest and Other (Expense) Income, Net
Interest and other expense was $0.2 million for the year ended December 31, 2014 compared to income of $0.1 million for each of the years ended December 31, 2013 and 2012. Other income amounts for 2014, 2013 and 2012 consisted primarily of investment interest income. In 2014, the other income was more than offset by loss on foreign currency transaction adjustments.
Provision (Benefit) for Income Taxes
The provision for income taxes was $12.4 million for the year ended December 31, 2014. The effective income tax rate for 2014 was 38.4%. The effect of state income tax of $1.4 million was largely offset by a benefit of $0.6 million from incentive stock option deductions as well as $0.5 million of research and development credits in the current year. When an employee exercises ISOs and sells the related stock prior to the end of the mandatory holding period, the associated expense becomes a reduction to the Company’s taxable income.
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

Net Income
Our net income improved by $1.7 million to $19.9 million for 2014 compared to $18.2 million for 2013. Net income per basic share was $0.38 and $0.37 per diluted share, respectively, for 2014 compared to $0.35 and $0.34 per basic and diluted share, respectively for 2013.
Our net income improved by $3.5 million to $18.2 million of 2013 compared to $14.7 million for 2012. Net income per basic and diluted share was $0.35 and $0.34 for 2013, respectively, compared to $0.27 per basic and diluted share for 2012.

Liquidity and Capital Resources
Summary
As of December 31, 2014, we had $48.4 million of cash and cash equivalents, an increase of $6.1 million from the end of 2013.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years (in thousands):

	Year Ended December 31,
	2014	2013	2012
Operating activities	$35,432	$32,426	$26,517
Investing activities	(24,581)	(23,062)	1,681
Financing activities	(4,840)	(3,189)	(13,363)
Effect of exchange rate changes on cash and cash equivalents	85	(31)	(9)
Net increase in cash and cash equivalents	$6,096	$6,144	$14,826
Operating activities
Net cash provided by operating activities in 2014 of $35.4 million consists of $19.9 million in net income, the net add-back of non-cash income statement items totaling $9.6 million and a positive $5.9 million net change in operating assets and liabilities. Included in the non-cash items are $4.3 million in depreciation and amortization expense and $5.6 million in stock-based compensation expense. These additions were partially offset by an $8.0 million reduction related to excess tax benefit from stock-based compensation that is treated as a financing activity for cash flow purposes. The most significant increase to the portion of cash from operating activities related to the changes in operating assets and liabilities is a $15.5 million increase to deferred revenue. Of the increase in deferred revenue, $6.1 million resulted from additional extended warranty sales, $3.9 million resulted from increased hardware deferred revenue from TASER Assurance Program ("TAP") sales, and $5.3 million related to prepayments for AXON SaaS services. In addition, the $9.5 million increase to cash from operating activities related to increases in accounts payable, accrued and other liabilities that was primarily caused by current income tax expense, which would have resulted in an increase to income tax payable, if it had not been reduced by the excess tax benefit from stock-based compensation discussed above. These increases to operating cash flow were partially offset by an increase in accounts and notes receivable of $8.4 million due to higher sales in the fourth quarter of 2014 compared to the same quarter in 2013, and an increase in inventory of $9.4 million in anticipation of higher sales in 2015.
Net cash provided by operating activities in 2013 of $32.4 million consists of $18.2 million in net income, the net add-back of non-cash income statement items totaling $5.6 million and a positive $8.6 million net change in operating assets (net of operating liabilities). Included in the non-cash items are $5.1 million in depreciation and amortization expense and $4.3 million in stock-based compensation expense. These additions were partially offset by a $6.8 million reduction related to excess tax benefit from stock-based compensation that is treated as a financing activity for cash flow purposes. The most significant increase to cash from operating activities related to the changes in operating assets and liabilities was an $8.1 million increase to deferred revenue. Of the increase in deferred revenue, $5.1 million results from additional extended warranty sales and the remainder is primarily a result of prepayments for our EVIDENCE.com SaaS. In addition, the $5.6 million increase to cash from operating activities related to increases in accounts payable and accrued liabilities was primarily caused by current income tax expense, which would have resulted in an increase to income tax payable, if it had not been reduced by the excess tax benefit from stock-based compensation discussed above. These increases to operating cash flow were partially offset by an increase in accounts and notes receivable of $4.4 million. The fluctuation in accounts and notes receivable was primarily driven by sales, which increased 20.1% during 2013 as compared to 2012, and 24.6% in the three months ended December 31, 2013, as compared to the same three-month period in the 2012.
Net cash provided by operating activities in 2012 of $26.5 million consists of $14.7 million in net income, the net add-back of non-cash income statement items totaling $9.1 million and a $2.7 million net change in operating assets (net of operating liabilities). Included in the non-cash items are $6.5 million in depreciation and amortization expense and $3.4 million in stock-based compensation expense. These additions were partially offset by a reduction to operating cash flows of $4.7 million related to excess tax benefit from stock-based compensation that is included in financing activities. The most significant changes in operating assets and liabilities was an increase of $4.2 million related to a change in deferred revenue. Deferred revenue increased $4.2 million due to increased sales of extended warranties as well as sales of EVIDENCE.com service and maintenance. In addition, the $4.4 million increase to cash from operating activities related to increases in accounts payable and accrued liabilities was primarily caused by current income tax expense, which would have resulted in an increase to income tax payable, if it had not been reduced by the excess tax benefit from stock-based compensation discussed above. These changes were partially offset by an increase in accounts and notes receivable of $6.1 million. The fluctuation in accounts and notes receivable was primarily driven by sales, which increased 27.5% during 2012 as compared to 2011, and 50.6% in the three months ended December 31, 2012, as compared to the same three-month period in 2011. The net $0.5 million positive change in accounts payable and other accrued liabilities resulted from increases in accrued liabilities including a $1.6 million increase due to supply purchases to support higher sales activity, as well as $1.0 million in accrued legal settlements during 2012, and a $0.9 million increase in accrued payroll, offset by the $2.2 million reversal of the Turner legal judgment.

Investing activities
Primarily as a result of investing cash generated from operating activities, we used $24.6 million for investing activities in 2014. Purchases of investments, net of calls and maturities, were $21.9 million. The Company also invested $2.7 million in the purchase of property and equipment and intangibles.
Primarily as a result of investing cash generated from operating activities, we used $23.1 million from investing activities in 2013. Purchases of investments, net of calls and maturities, were $19.7 million. The Company also invested $2.1 million in the purchase of property and equipment and intangibles, as well as $1.3 million, net, to purchase Familiar, Inc.
We generated $1.7 million from investing activities in 2012, comprised principally of $3.4 million of net proceeds from call/maturity of short-term investments, offset by $1.7 million for the acquisition of various production and computer equipment and intangible assets, net of proceeds from asset disposals.
Financing activities
Net cash used by financing activities was $4.8 million for the year ended December 31, 2014. The repurchase of $22.4 million of the Company’s common stock, which was purchased for a weighted average cost of $12.99 per share per share, was partially offset by $11.0 million of proceeds from the exercise of stock options, and $8.0 million of excess tax benefit from stock proceeds. The purchase of common stock was made under a stock repurchase program authorized by TASER’s Board of Directors. The Company has approximately $7.6 million remaining on the repurchase authorization as of December 31, 2014. Repurchases may be made from time to time on the open market.
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
Liquidity and Capital Resources
Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. In addition, our $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates currently LIBOR plus 1.5% or Prime less 0.75%. As of December 31, 2014, we had letters of credit outstanding of $0.4 million, leaving the net amount available for borrowing of $9.6 million. The facility matures on July 31, 2016. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At December 31, 2014 and 2013, there were no borrowings under the line.
Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of a minimum leverage ratio and fixed charge coverage ratio. The leverage ratio (ratio of total liabilities to tangible net worth) can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At December 31, 2014, the Company’s tangible net worth ratio was 0.45:1 and its fixed charge coverage ratio was 2.82:1. Accordingly, the Company was in compliance with these covenants.
Based on our strong balance sheet and the fact that we had just $0.1 million in total long-term debt and capital lease obligations at December 31, 2014, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.
We believe funds generated from our expected results of operations, as well as available cash and investments, will be sufficient to finance our operations and strategic initiatives for 2015 and the foreseeable future. From time to time, our board of directors considers repurchases of our common stock. Further repurchases of our common stock will take place on the open market, will be financed with available cash and are subject to authorization as well as market and business conditions.

Contractual Obligations
The following table outlines our future contractual financial obligations by period in which payment is expected, as of December 31, 2014 (dollars in thousands):

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Non-cancelable operating leases	$4,022	$560	$1,174	$1,039	$1,249
Capital leases including interest	71	41	30	—	—
Open purchase orders	19,113	19,113	—	—	—
Total contractual obligations	$23,206	$19,714	$1,204	$1,039	$1,249
Open purchase orders in the above table primarily represent non-cancelable purchase orders with key vendors, which are included in this table due to the Company’s strategic relationships with these vendors.
We are subject to U.S. Federal income tax as well as income taxes imposed by several states and foreign jurisdictions. As of December 31, 2014, we had $1.5 million of unrecognized tax benefits related to uncertain tax positions. The settlement period for our long-term income tax liabilities cannot be determined; however, the liabilities are not expected to significantly increase or decrease within the next 12 months.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as of December 31, 2014.

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
Product Warranties
The Company warranties its CEWs, AXON cameras and E-Docks from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for our standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. We estimate future warranty costs based on historical data related to returns and warranty costs on a quarterly basis and apply this rate to current product anticipated returns from our customers. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. The accrued warranty liability is reviewed quarterly to evaluate whether it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of December 31, 2014 and 2013, our reserve for warranty returns was approximately $0.7 million and $1.0 million, respectively. Warranty expense in the years ended December 31, 2014, 2013 and 2012 was $0.4 million, $1.0 million and $0.5 million, respectively.
Revenue related to separately-priced extended warranties is recorded as deferred revenue at its contractual amount and subsequently recognized in net sales on a straight-line basis over the delivery period. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.
Inventory
Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities and a determination of what costs are considered to be abnormal fixed production costs, which are expensed as current period charges. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory increased to $1.4 million at December 31, 2014, compared to $1.0 million at December 31, 2013. This increase is attributable primarily to a reserve taken for X26 CEW inventory which ended production during the year ended December 31, 2014. The Company also accrued approximately $1.1 million of inventory losses related to products it may not be able to use in production of certain AXON camera products. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves may be necessary.
Revenue Recognition, Deferred Revenue and Accounts and Notes Receivable
We derive our revenue from two primary sources: (1) the sale of physical products, including our CEWs, AXON cameras, E-Docks, corresponding hardware extended warranties, and related accessories such as cartridges and batteries, and (2) subscription to our EVIDENCE.com digital evidence management SaaS (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, we also recognize training and other revenue. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. Extended warranty revenue, SaaS revenue and related data storage revenue are recognized ratably over the term of the contract beginning on the commencement date of each contract.
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
EVIDENCE.com, AXON cameras and E-docks are sometimes sold separately, but in most instances are sold together. In these instances, customers typically purchase and pay for the equipment and one year of EVIDENCE.com in advance. Additional years of service are generally billed annually over a specified service term, which has typically ranged from one to five years. AXON equipment represents a deliverable that is provided to the customer at the time of sale, while EVIDENCE.com services are provided over the specified term of the contract. The Company recognizes revenue for the AXON equipment at the time of the sale consistent with the discussion of multiple deliverable arrangements above. Revenue for EVIDENCE.com is deferred at the time of the sale and recognized over the service period. In certain circumstances, not all requirements are met for the recognition of revenue relative to equipment sold in conjunction with EVIDENCE.com at the time the equipment is provided to customers. In such circumstances, based on limitations associated with the allocation of arrangement consideration, part of the revenue may be recognized ratably over the specified term of the contract, or when all conditions for revenue recognition are met, if sooner.
Deferred revenue consists of payments received in advance related to products and services for which the criteria for revenue recognition have not yet been met. Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as long-term. Deferred revenue does not include future revenue from multi-year contracts for which no invoice has yet been created. We generally bill customers in annual installments.
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
Circumstances that might indicate long-lived assets might not be recoverable could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way our products are branded and marketed. When performing a review for recoverability, we estimate the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. No impairment losses were recorded in 2014, 2013 or 2012.
Income Taxes
We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carry forwards.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $10.4 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2014 tax years, net of the federal benefit on the Arizona and California research and development tax credits. Management determined that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, has established a liability for unrecognized tax benefits of $3.1 million as of December 31, 2014. In addition, we established a $0.2 million liability related to uncertain tax positions for certain state income tax liabilities, for a total unrecognized tax benefit at December 31, 2014 of $3.3 million. As of December 31, 2014, management expects the amount of the unrecognized tax benefit liability to decrease within the next 12 months due to completion of the current ongoing IRS examination for the year ended December 31, 2012. Should the unrecognized tax benefit of $3.3 million be recognized, the Company’s effective tax rate would be favorably impacted. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
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

Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of December 31, 2014, the Company would need to generate approximately $42.3 million of pre-tax book income in order to realize the net deferred tax assets for which a benefit has been recorded. This estimate considers the reversal of approximately $5.1 million of gross deferred tax liabilities, $1.9 million tax-effected. We also have state NOLs of $1.3 million, which produce deferred tax assets of $114,000, which expire at various dates between 2016 and 2031. We anticipate the Company’s future income to continue to trend upward from our 2014 results, with sufficient pre-tax book income to realize a large portion of our deferred tax assets. However, based on specific income projections in years in which certain tax assets are set to expire, a reserve of approximately $0.5 million has been recorded as a valuation allowance against deferred tax assets as of December 31, 2014.
Stock-Based Compensation
We have historically granted stock-based compensation to key employees and non-employee directors as a means of attracting and retaining quality personnel. We have utilized restricted stock units and stock options; however, no stock options were issued during 2014, 2013 or 2012. The fair value of restricted stock units is estimated as the closing price of our common stock on the date of grant. We estimate the fair value of granted stock options by using the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (forfeitures). The expense for both restricted stock units and stock options is recorded over the life of the grant, net of forfeitures.
We have granted a total of approximately 1.6 million performance-based awards (options and restricted stock units) of which approximately 0.5 million are outstanding as of December 31, 2014, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance. These awards will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in our statements of operations. Refer to Note 1(q) to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our valuation assumptions.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit and corporate and municipal bonds with a typical long-term debt rating of “AA” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. As of December 31, 2014, we estimate that a 10 basis point increase or decrease in interest rates would result in a change in the fair market value of these instruments of less than $0.1 million and would result in a change in annual interest income of less than $0.1 million.
Additionally, we have access to a line of credit borrowing facility which bears interest at varying rates, currently at LIBOR plus 1.5% or Prime less 0.75%. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $0.4 million at December 31, 2014. At December 31, 2014, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $9.6 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
Exchange Rate Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro related to transactions by TASER Europe. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.
The majority of our sales to international customers are transacted in U.S. dollars and therefore, are not subject to exchange rate fluctuations on these transactions. However, the cost of our products to our customers increases when the U.S. dollar strengthens against their local currency and the Company may have more sales and expenses denominated in foreign currencies in 2015 which would increase its foreign exchange rate risk.

Item 8. Financial Statements and Supplementary Data

TASER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$48,367	$42,271
Short-term investments	32,774	9,101
Accounts and notes receivable, net of allowance of $251 and 200 as of December 31, 2014 and 2013, respectively	30,735	22,488
Inventory, net	18,323	11,109
Prepaid expenses and other current assets	4,443	5,397
Deferred income tax assets, net	5,186	7,101
Total current assets	139,828	97,467
Property and equipment, net	17,523	19,043
Deferred income tax assets, net	10,877	13,679
Intangible assets, net	3,115	3,317
Goodwill, net	2,206	2,235
Long-term investments	9,296	12,023
Other assets	2,523	618
Total assets	$185,368	$148,382
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,682	$6,221
Accrued liabilities	9,245	8,840
Current portion of deferred revenue	14,020	6,878
Customer deposits	988	1,154
Current portion of capital lease payable	38	36
Total current liabilities	31,973	23,129
Deferred revenue, net of current portion	21,668	13,341
Liability for unrecognized tax benefits	1,471	3,122
Long-term deferred compensation	1,121	376
Long-term portion of capital lease payable	29	67
Total liabilities	56,262	40,035
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2014 and 2013	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 53,000,867 and 52,725,247 shares issued and outstanding as of December 31, 2014 and 2013, respectively	1	1
Additional paid-in capital	162,641	139,424
Treasury stock at cost, 18,139,958 and 16,412,755 shares as of December 31, 2014 and 2013, respectively	(114,645)	(92,203)
Retained earnings	81,045	61,127
Accumulated other comprehensive income (loss)	64	(2)
Total stockholders’ equity	129,106	108,347
Total liabilities and stockholders’ equity	$185,368	$148,382

The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	For the Years Ended December 31,
	2014	2013	2012
Net sales	$164,525	$137,831	$114,753
Cost of products sold and services delivered	62,977	51,988	47,038
Gross margin	101,548	85,843	67,715
Operating expenses:
Sales, general and administrative	54,158	46,557	39,247
Research and development	14,885	9,888	8,139
Litigation judgments (recoveries)	—	1,450	(2,200)
Total operating expenses	69,043	57,895	45,186
Income from operations	32,505	27,948	22,529
Interest and other (expense) income, net	(194)	86	83
Income before provision for income taxes	32,311	28,034	22,612
Provision for income taxes	12,393	9,790	7,874
Net income	$19,918	$18,244	$14,738
Net income per common and common equivalent shares:
Basic	$0.38	$0.35	$0.27
Diluted	$0.37	$0.34	$0.27
Weighted average number of common and common equivalent shares outstanding:
Basic	52,948	51,880	53,827
Diluted	54,500	54,152	54,723
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$19,918	$18,244	$14,738
Foreign currency translation adjustments	66	55	24
Comprehensive income	$19,984	$18,299	$14,762

The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2011	55,696,608	$1	$101,597	9,556,183	$(47,207)	$(81)	$28,145	$82,455
Stock options exercised and RSUs vested	881,390	—	1,929	—	—	—	—	1,929
Stock-based compensation	—	—	3,422	—	—	—	—	3,422
Excess tax benefit from stock-based compensation	—	—	4,713	—	—	—	—	4,713
Purchase of treasury stock	(3,807,606)	—	—	3,807,606	(19,996)	—	—	(19,996)
Net income	—	—	—	—	—	—	14,738	14,738
Foreign currency translation adjustments	—	—	—	—	—	24	—	24
Balance, December 31, 2012	52,770,392	1	111,661	13,363,789	(67,203)	(57)	42,883	87,285
Stock options exercised and RSUs vested, net of withholdings	2,896,072	—	15,048	—	—	—	—	15,048
Stock-based compensation	—	—	4,340	—	—	—	—	4,340
Excess tax benefit from stock-based compensation	—	—	6,797	—	—	—	—	6,797
Purchase of treasury stock	(3,048,966)	—	—	3,048,966	(25,000)	—	—	(25,000)
Shares issued related to business acquisition	107,749	—	1,578	—	—	—	—	1,578
Net income	—	—	—	—	—	—	18,244	18,244
Foreign currency translation adjustments	—	—	—	—	—	55	—	55
Balance, December 31, 2013	52,725,247	1	139,424	16,412,755	(92,203)	(2)	61,127	108,347
Stock options exercised and RSUs vested, net of withholdings	2,002,823	—	9,653	—	—	—	—	9,653
Stock-based compensation	—	—	5,579	—	—	—	—	5,579
Excess tax benefit from stock-based compensation	—	—	7,985	—	—	—	—	7,985
Purchase of treasury stock	(1,727,203)	—	—	1,727,203	(22,442)	—	—	(22,442)
Net income	—	—	—	—	—	—	19,918	19,918
Foreign currency translation adjustments	—	—	—	—	—	66	—	66
Balance, December 31, 2014	53,000,867	$1	$162,641	18,139,958	$(114,645)	$64	$81,045	$129,106

The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$19,918	$18,244	$14,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,317	5,131	6,519
Loss (gain) on write-down / disposal of property and equipment, net	17	(27)	161
Loss on disposal of intangibles	215	168	195
Bond premium amortization	957	289	29
Provision (recovery) for doubtful accounts	142	24	(242)
Provision for excess and obsolete inventory	2,157	595	554
Provision for warranty	396	1,001	527
Stock-based compensation	5,579	4,340	3,422
Deferred income taxes	3,598	621	1,683
Unrecognized tax benefits	202	219	920
Excess tax benefit from stock-based compensation	(7,985)	(6,797)	(4,713)
Change in assets and liabilities:
Accounts and notes receivable	(8,389)	(4,411)	(6,080)
Inventory	(9,371)	(711)	(62)
Prepaid expenses and other current assets	(1,080)	(569)	177
Accounts payable, accrued and other liabilities	9,456	5,559	4,433
Deferred revenue	15,469	8,096	4,169
Customer deposits	(166)	654	87
Net cash provided by operating activities	35,432	32,426	26,517

Cash flows from investing activities:
Purchases of investments	(32,900)	(29,112)	(6,242)
Proceeds from call / maturity of investments	10,997	9,380	9,640
Purchases of property and equipment	(2,505)	(1,783)	(1,334)
Proceeds from disposal of fixed assets	10	34	46
Purchases of intangible assets	(183)	(323)	(429)
Business acquisition, net of cash acquired	—	(1,258)	—
Net cash (used in) provided by investing activities	(24,581)	(23,062)	1,681

Cash flows from financing activities:
Repurchase of common stock	(22,442)	(25,000)	(19,996)
Proceeds from options exercised	11,000	15,357	1,929
Payroll tax payments for net-settled stock awards	(1,347)	(309)	—
Payments on capital lease obligation	(36)	(34)	(9)
Excess tax benefit from stock-based compensation	7,985	6,797	4,713
Net cash used in financing activities	(4,840)	(3,189)	(13,363)

Effect of exchange rate changes on cash and cash equivalents	85	(31)	(9)

Net increase in cash and cash equivalents	6,096	6,144	14,826
Cash and cash equivalents, beginning of year	42,271	36,127	21,301
Cash and cash equivalents, end of year	$48,367	$42,271	$36,127
The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1. Organization and Summary of Significant Accounting Policies
TASER International, Inc. (“TASER” or the “Company”) is a developer and manufacturer of advanced conducted electrical weapons (“CEWs”) designed for use for use by law enforcement, military, corrections, and private security personnel and by private individuals for personal defense. In addition, the Company has developed full technology solutions for the capture, storage and management of video/audio evidence as well as other tactical capabilities for use in law enforcement. The Company sells its products worldwide through its direct sales force, distribution partners, online store and third-party resellers. The Company was incorporated in Arizona in September 1993, and reincorporated in Delaware in January 2001. The Company’s corporate headquarters and manufacturing facilities are located in Scottsdale, Arizona. The Company’s software development unit facility is located in Seattle, Washington.
The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, including TASER International Europe SE (“TASER Europe”). TASER Europe was established in 2009 to facilitate sales and provide customer service to our customers in the European region. All material intercompany accounts, transactions, and profits have been eliminated.
In 2014, the Company established TASER International, B.V. located in Amsterdam, the Netherlands, that will serve as its international headquarters. No transactions were recorded within TASER International, B.V. during the year ended December 31, 2014.
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

•	product warranty reserves,

•	inventory valuation reserves,

•	revenue recognition allocated in multiple-deliverable contracts or arrangements,

•	valuation of goodwill, intangibles and long-lived assets,

•	recognition, measurement and valuation of current and deferred income taxes,

•	fair value of stock awards issued, the estimated vesting period for performance-based stock awards and forfeiture rates, and

•	recognition and measurement of contingencies and accrued litigation expense.
Actual results could differ materially from those estimates.
b. Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments include cash, money market funds, certificates of deposit, state and municipal obligations and corporate bonds. The Company places its cash and cash equivalents with high quality financial institutions. Balances with these institutions regularly exceed FDIC insured limits; however, to manage the related credit exposure, the Company continually monitors the creditworthiness of the financial institutions where it has deposits.
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
e. Software Development Costs

The Company expenses software development costs, including costs to develop software products or the software component of products to be marketed to external users, before technological feasibility of such products is reached. The Company has determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products are not material.

Software development costs also include costs to develop software programs to be used solely to meet the Company's internal needs and cloud based applications used to deliver its services. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the intended function. Additionally, the Company capitalizes qualifying costs incurred for upgrades and enhancements to existing software that result in additional functionality. Costs related to preliminary project planning activities, post-implementation activities, maintenance and minor modifications are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life. There were no software development costs capitalized for the years ending December 31, 2014, 2013 or 2012. The capitalized development costs related to the Company’s software-as-a-service (“SaaS”) product, EVIDENCE.com, were fully amortized as of December 31, 2013. Amortization of capitalized software development costs was $0.6 million and $1.2 million for the years ended December 31, 2013 and 2012, respectively.
Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
f. Valuation of Goodwill, Intangibles and Long-lived Assets
In the fourth quarter of 2013, the Company recorded goodwill related to the acquisition of Familiar, Inc. ("Familiar"). The recoverability of goodwill is evaluated and tested for impairment at least annually during the fourth quarter or more often, if and when circumstances indicate that goodwill may not be recoverable. Finite-lived intangible assets and other long-lived assets are amortized over their useful lives. Management evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and intangible assets may warrant revision or that the remaining balance of these assets, including intangible assets with indefinite lives, may not be recoverable.
Circumstances that might indicate long-lived assets might not be recoverable could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way the Company's products are branded and marketed. When performing a review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. No impairment losses were recorded during the years ended December 31, 2014, 2013 and 2012.
g. Customer Deposits
The Company requires deposits in advance of shipment for certain customer sales orders. Customer deposits are recorded as a current liability in the accompanying consolidated balance sheets.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

h. Revenue Recognition, Deferred Revenue and Accounts and Notes Receivable
The Company derives revenue from two primary sources: (1) the sale of physical products, including our CEWs, AXON cameras, corresponding extended warranties, and related accessories such as cartridges and batteries, and (2) subscription to the Company's EVIDENCE.com SaaS (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, the Company also recognizes training and other revenue. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. Extended warranty revenue, SaaS revenue and related data storage revenue are recognized ratably over the term of the contract beginning on the commencement date of each contract.
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
The Company offers the right to purchase extended warranties that include additional services and coverage beyond the limited warranty for certain products. Revenue for extended warranty purchases is deferred at the time of sale and recognized over the warranty period commencing on the date of sale. Extended warranties range from one to five years.
EVIDENCE.com and AXON cameras are sometimes sold separately, but in most instances are sold together. In these instances, customers typically purchase and pay for the equipment and one year of EVIDENCE.com in advance. Additional years of service are generally billed annually over a specified service term, which has typically ranged from one to five years. AXON equipment has stand-alone value and represents a deliverable that is provided to the customer at the time of sale, while EVIDENCE.com services are provided over the specified term of the contract. The Company recognizes revenue for the AXON equipment at the time of the sale consistent with the discussion of multiple deliverable arrangements above. Revenue for EVIDENCE.com is deferred at the time of the sale and recognized over the service period. In certain circumstances, not all requirements are met for the recognition of revenue relative to equipment sold in conjunction with EVIDENCE.com at the time the equipment is provided to customers. In such circumstances, based on limitations associated with the allocation of arrangement consideration, part of the revenue may be recognized ratably over the specified term of the contract, or when all conditions for revenue recognition are met, if sooner.
In 2012, the Company introduced a program, the TASER Assurance Program (“TAP”) whereby a customer purchasing a product and joining the program will have the right to trade-in the original product for a new product of the same or like model in the future. Upon joining TAP, customers also receive an extended warranty for the initial products purchased and spare inventory. Under this program the customer generally pays additional annual installments over the contract period, generally three to five years. The Company records consideration received related to the future product purchase as deferred revenue until all revenue recognition criteria are met, which is generally at the end of the contract period.
Sales tax collected on sales is netted against government remittances and thus, recorded on a net basis. Training revenue is recorded as the service is provided.
Deferred revenue consists of payments received in advance related to products and services for which the criteria for revenue recognition have not yet been met. Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as long-term. Deferred revenue does not include future revenue from multi-year contracts for which no invoice has yet been created. Generally, customers are billed in annual installments. See Note 7 for further disclosures about of the Company’s deferred revenue.
Sales are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated potential losses. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts and notes receivable are presented net of an allowance for doubtful accounts. This allowance represents management’s best estimate and is based on their judgment after considering a number of factors, including third-party credit reports, actual payment history, cash discounts, customer-specific financial information and broader market and economic trends and conditions.

 The Company may, from time to time, enter into agreements with its customers to finance their purchases with a note receivable that may range in terms up to five years. Sales are recorded at the fair value of the note, which is generally sold and assigned to a third-party financing company. The terms of the assignments are such that the Company expects to receive payment

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

within 30 days of the original sale. The assignments are non-recourse and the Company has no obligations or continuing involvement with the notes receivable. Prior to entering into an assignment, the Company evaluates the credit quality and financial condition of the third-party financing company. The Company does not generally record interest income on notes receivable due to minimal holding periods, nor has the Company recognized gains or losses upon the assignment of the notes. As of December 31, 2014 and 2013, there was no balance in accounts and notes receivable related to such arrangements.
i. Cost of Products Sold and Services Provided
Cost of products sold represents manufacturing costs, consisting of materials, labor and overhead related to finished goods and components. Shipping costs incurred related to product delivery are also included in cost of products sold. Cost of services delivered includes third party cloud services, and software maintenance costs, including personnel costs, associated with supporting EVIDENCE.com.
j. Advertising Costs
The Company expenses advertising costs in the period in which they are incurred. The Company incurred advertising costs of $0.3 million, $0.2 million and $0.2 million in the years ended December 31, 2014, 2013 and 2012, respectively. Advertising costs are included in sales, general and administrative expenses in the accompanying statements of operations.
k. Standard Warranties
The Company warranties its CEWs, AXON cameras and E-Docks from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for the standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. Future warranty costs are estimated based on historical data related to returns and warranty costs on a quarterly basis and this rate is applied to current product sales. Historically, reserve amounts have been increased if management becomes aware of a component failure that could result in larger than anticipated returns from customers. The accrued warranty liability expense is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred. The reserve for warranty returns is included in accrued liabilities on the accompanying consolidated balance sheets.
Changes in the Company’s estimated product warranty liabilities are as follows (in thousands):

	2014	2013	2012
Balance, January 1	$955	$484	$427
Utilization of accrual	(676)	(530)	(470)
Warranty expense	396	1,001	527
Balance, December 31	$675	$955	$484

l. Research and Development Expenses
The Company expenses as incurred research and development costs that do not meet the qualifications to be capitalized. The Company incurred research and development expense of $14.9 million, $9.9 million and $8.1 million, in 2014, 2013 and 2012, respectively.
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
n. Concentration of Credit Risk and Major Customers / Suppliers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts and notes receivable and cash. Sales are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts, which totaled $0.3 million and $0.2 million as of December 31, 2014 and 2013, respectively. Historically, the Company has experienced a low level of write-offs related to doubtful accounts.
The Company maintains the majority of its cash and cash equivalents accounts at three depository institutions. As of December 31, 2014, the aggregate balances in such accounts were $48.4 million. The Company’s cash balances with these institutions regularly exceed FDIC insured limits; however, to manage the related credit exposure, management continually monitors the creditworthiness of the financial institutions where the Company has deposits.
The Company sells its products primarily through a network of unaffiliated distributors. The Company also reserves the right to sell directly to the end user to secure the customer’s account. In 2014, no customer represented more than 10% of total net sales. In 2013 and 2012 one distributor represented 12.2% and 12.8%, respectively, of total net sales with no other customers exceeding 10%.
At December 31, 2014, the Company had a trade receivable from one unaffiliated customer comprising 13.4% of the aggregate accounts receivable balance. At December 31, 2013, the Company had a trade receivable from one unaffiliated customer comprising 17.4% of the aggregate accounts receivable balance.
The Company currently purchases finished circuit boards and injection-molded plastic components from suppliers located in the U.S. Although the Company currently obtains many of these components from single source suppliers, the Company owns the injection molded component tooling used in their production. As a result, management believes it could obtain alternative suppliers in most cases without incurring significant production delays. The Company also purchases small, machined parts from a vendor in Taiwan, custom cartridge assemblies from a proprietary vendor in the U.S., and electronic components from a variety of foreign and domestic distributors. Management believes that there are readily available alternative suppliers in most cases who can consistently meet the Company's needs for these components. The Company acquires most of its components on a purchase order basis and does not have long-term contracts with suppliers.

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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•
Level 3 – Valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect the Company's own assumptions about inputs that market participants would use in pricing an asset or liability.

The Company has cash equivalents and investments, which at December 31, 2014 and 2013, were comprised of money market funds, state and municipal obligations, corporate bonds, and certificates of deposits. See additional disclosure regarding the fair value of the Company’s cash equivalents and investments in Note 2. Included in the balance of other assets as of December 31, 2014 and 2013 was $1.1 million and $0.4 million, respectively, related to corporate-owned life insurance policies which are used to fund the Company’s deferred compensation plan. The Company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.
The Company’s financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.
p. Segment and Geographic Information
The Company is comprised of two reportable segments: the sale of CEWs, accessories and other products and services (the “TASER Weapons” segment); and the video business which includes the TASER Cam, AXON camera products and EVIDENCE.com (the “AXON” segment). Reportable segments are determined based on discrete financial information reviewed by the Company’s Chief Executive Officer who is the Chief Operating Decision Maker (the “CODM”) for the Company. The Company organizes and reviews operations based on products and services, and currently there are no operating segments that are aggregated. The Company performs an annual analysis of its reportable segments. Additional information related to the Company’s business segments is summarized in Note 15.

For the three years ended December 31, 2014, 2013 and 2012, net sales by geographic area were as follows (in thousands):

	Year Ended December 31,
	2014		2013		2012
United States	$132,205	80.4%	$115,674	83.9%	$93,427	81.4%
Other Countries	32,320	19.6	22,157	16.1	21,326	18.6
Total	$164,525	100.0%	$137,831	100.0%	$114,753	100.0%

Sales to customers outside of the U.S. are typically denominated in U.S. dollars and are attributed to each country based on the shipping address of the distributor or customer. For the three years ended December 31, 2014, 2013 and 2012, no individual country outside the U.S. represented more than 10% of net sales. Substantially all of the Company’s assets are located in the U.S.
q. Stock-Based Compensation
The Company calculates the fair value of stock options using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected life and risk-free interest rates. The fair value of restricted stock units is estimated as the closing price of our common stock on the date of grant. No options were awarded during the years ended December 31, 2014, 2013 or 2012.
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
The estimated fair value of stock-based compensation awards is amortized to expense on a straight-line basis over the requisite service periods. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s forfeiture rate was calculated based on its historical experience of awards which ultimately vested. See Note 12 for further disclosure about of the Company’s stock-based compensation.

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

	For the Year Ended December 31,
	2014	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$19,918	$18,244	$14,738
Denominator:
Weighted average shares outstanding—basic	52,948	51,880	53,827
Dilutive effect of stock-based awards	1,552	2,272	896
Diluted weighted average shares outstanding	54,500	54,152	54,723
Anti-dilutive stock-based awards excluded	177	507	3,205
Net income per common share:
Basic	$0.38	$0.35	$0.27
Diluted	$0.37	$0.34	$0.27

s. Recently Issued Accounting Guidance

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

u. Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
2. Cash, Cash Equivalents and Investments
The following tables summarize the Company's cash, cash equivalents, and held-to-maturity investments at December 31 (in thousands):

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$44,260	$—	$—	$44,260	$44,260	$—	$—

Level 1:
Money market funds	3,932	—	—	3,932	3,932	—	—
Corporate bonds	20,388	—	(34)	20,354	—	15,656	4,732
Subtotal	24,320	—	(34)	24,286	3,932	15,656	4,732

Level 2:
State and municipal obligations	19,145	18	—	19,163	175	15,891	3,079
Certificates of deposit	2,712	—	—	2,712	—	1,227	1,485
Subtotal	21,857	18	—	21,875	175	17,118	4,564
Total	$90,437	$18	$(34)	$90,421	$48,367	$32,774	$9,296

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$37,196	$—	$—	$37,196	$37,196	$—	$—

Level 1:
Money market funds	5,030	—	—	5,030	5,030	—	—
Corporate bonds	7,743	3	(14)	7,732	—	1,102	6,641
Subtotal	12,773	3	(14)	12,762	5,030	1,102	6,641

Level 2:
State and municipal obligations	10,807	14	—	10,821	45	5,626	5,136
Certificates of deposit	2,619	—	—	2,619	—	2,373	246
Subtotal	13,426	14	—	13,440	45	7,999	5,382
Total	$63,395	$17	$(14)	$63,398	$42,271	$9,101	$12,023

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company believes the unrealized losses on the Company’s investments are due to interest rate fluctuations. As these investments are either short-term in nature, are expected to be redeemed at par value and/or because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2014. None of Company’s investments have been in an unrealized loss position for more than one year.
The following table summarizes the amortized cost and fair value of the short-term and long-term investments held by the Company at December 31, 2014 by contractual maturity (in thousands):

	Amortized Cost	Fair Value
Due in less than one year	$32,774	$33,773
Due after one year, through two years	9,048	9,032
Due after two years	248	248
Total short-term and long-term investments	$42,070	$43,053

3. Inventory
Inventories consisted of the following at December 31 (in thousands):

	2014	2013
Raw materials	$12,229	$7,376
Work-in-process	111	44
Finished goods	7,337	4,688
Reserve for excess and obsolete inventory	(1,354)	(999)
Total inventory	$18,323	$11,109

4. Property and Equipment
Property and equipment consisted of the following at December 31 (in thousands):

	Estimated Useful Life	2014	2013
Land	N/A	$2,900	$2,900
Building and leasehold improvements	39 years	14,302	13,922
Production equipment	3-7 years	18,443	18,047
Computer equipment	3-5 years	7,209	7,789
Furniture and office equipment	5-7 years	3,066	2,646
Vehicles	5 years	270	270
Website development costs	3 years	601	601
Capitalized software development costs	3 years	3,670	3,670
Construction-in-process	N/A	968	576
Total cost		51,429	50,421
Less: Accumulated depreciation		(33,906)	(31,378)
Property and equipment, net		$17,523	$19,043
During the years ended December 31, 2014, 2013 and 2012 the Company recognized a net (loss) gain of approximately $(17,000), $27,000 and $(0.2) million, respectively, for write-down and disposal of property and equipment.
Depreciation and amortization expense relative to property and equipment, including equipment under capital lease, was $4.0 million, $4.8 million and $6.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, of which $2.8 million, $3.7 million and $4.7 million is included in cost of products sold and services provided for the respective years.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Goodwill and Intangible Assets
In the fourth quarter of 2013, the Company recorded goodwill related to the Familiar business acquisition. Goodwill is calculated as the excess of the purchase price over the fair value of the identifiable tangible and intangible assets. The balance of goodwill at December 31, 2014 and 2013 was $2.2 million.
Intangible assets (other than goodwill) consisted of the following (in thousands):

		December 31, 2014			December 31, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Domain names	5 years	$125	$(114)	$11	$125	$(102)	$23
Issued patents	4-15 years	1,759	(549)	1,210	1,529	(441)	1,088
Issued trademarks	9-11 years	566	(205)	361	437	(147)	290
Total amortized		2,450	(868)	1,582	2,091	(690)	1,401
Not amortized:
TASER trademark		900		900	900		900
Patents and trademarks pending		633		633	1,016		1,016
Total not amortized		1,533		1,533	1,916		1,916
Total intangible assets		$3,983	$(868)	$3,115	$4,007	$(690)	$3,317
Amortization expense relative to intangible assets was $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated amortization for intangible assets with definitive lives for the next five years is as follows for the year ended December 31 (in thousands):

2015	$178
2016	172
2017	167
2018	158
2019	148
Thereafter	759
Total	$1,582

6. Other Long-Term Assets
Other long-term assets consisted primarily of approximately $1.1 million related to the cash surrender value of corporate-owned life insurance policies (see Note 1) and approximately $1.1 million of long-term prepaid commissions. The remaining balance includes amounts for long-term prepaid licenses and other deposits.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Deferred Revenue
Deferred revenue consisted of the following at December 31 (in thousands):

	Year Ended December 31,
	2014	2013
Warranty	$21,973	$15,889
AXON services	9,286	4,026
Hardware equipment	4,252	304
Other	177	—
Total deferred revenue	35,688	20,219
Total current portion of deferred revenue	14,020	6,878
Total long-term portion of deferred revenue	$21,668	$13,341
The current portion of deferred revenue consists primarily of approximately $5.7 million related to AXON related services, $7.3 million related to warranties and $0.9 million related to deferred hardware. For more information relating to the Company’s revenue recognition policies please refer to Note 1(h).
8. Accrued Liabilities
Accrued liabilities consisted of the following at December 31 (in thousands):

	2014	2013
Accrued salaries and benefits	$3,699	$2,328
Accrued judgments and settlements	202	3,350
Accrued professional fees	257	286
Accrued warranty expense	675	955
Accrued income and other taxes	539	437
Other accrued expenses	3,873	1,484
Accrued liabilities	$9,245	$8,840

9. Commitments and Contingencies
a. Operating and capital lease obligations
The Company has entered into operating leases for various office space, storage facilities and equipment. Rent expense under all operating leases, including both cancelable and non-cancelable leases, was $0.9 million, $0.8 million and $0.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Included in property and equipment in the consolidated balance sheet as of December 31, 2014, is approximately $61,000 of office equipment the Company acquired under a capital lease during 2012. The leased equipment has an original cost of approximately $147,000 and associated accumulated amortization of approximately $86,000 as of December 31, 2014. The Company’s capital lease obligation as of December 31, 2014, was approximately $67,000 and bears an interest rate of 6.2%.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future minimum lease payments under non-cancelable leases at December 31, 2014, are as follows (in thousands):

	Operating	Capital
2015	$560	$41
2016	583	30
2017	591	—
2018	590	—
2019	449	—
Thereafter	1,249	—
Total minimum lease payments	$4,022	71
Less: Amount representing interest		(4)
Capital lease obligation		$67

b. Purchase commitments
The Company routinely enters into cancelable purchase orders with many of its key vendors. Based on the strategic relationships with many of these vendors, the Company’s ability to cancel these purchase orders and maintain a favorable relationship would be limited. As of December 31, 2014, the Company has $19.1 million of open purchase orders.
c. Litigation
Product Litigation
The Company is currently named as a defendant in 12 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CEW was used (or present) by law enforcement officers in connection with arrests or during training exercises. In addition, two other product litigation matters in which the Company is involved are currently on appeal. While the facts vary from case to case, the product liability claims are typically based on an alleged product defect resulting in injury or death, usually involving a failure to warn, and the plaintiffs are seeking monetary damages.
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
In 2009, the Company implemented new risk management strategies, including revisions to product warnings and training to better protect both the Company and its customers from litigation based on ‘failure to warn’ theories – which comprise the vast majority of the cases against the Company. These risk management strategies have been highly effective in reducing the rate and exposure from litigation post-2009. From the third quarter of 2011 to the fourth quarter of 2014, product liability cases have been reduced from 55 active to 12 active cases, with two new lawsuits filed in the fourth quarter of 2014.

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

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Discovery Phase
Derbyshire	Nov-09	Ontario, Canada Superior Court of Justice	Officer Injury	Discovery Phase
Thompson	Mar-10	11th Judicial Circuit Court, Miami-Dade County, FL	Suspect Injury During Arrest	Discovery Phase
Doan	Apr-10	The Queen's Bench Alberta, Red Deer Judicial Dist.	Wrongful Death	Discovery Phase
Shymko	Dec-10	The Queen's Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase
Ramsey	Jan-12	17th Judicial Circuit Court, Broward County, FL	Wrongful Death	Discovery Phase
Firman	Apr-12	Ontario, Canada Superior Court of Justice	Wrongful Death	Pleading Phase
Ricks	May-12	US District Court, WD LA	Wrongful Death	Motion Phase
Rascon	Apr-14	US district Court, AZ	Wrongful Death	Discovery Phase
Schrock	Sep-14	San Bernardino County Superior Court, CA	Wrongful Death	Pleading Phase
Moore	Nov-14	St. Louis County Circuit Court, MO	Wrongful Death	Pleading Phase
Jones	Jan-15	Los Angeles County Superior Court, CA	Suspect Injury	Pleading Phase
In addition, other product litigation matters in which the Company is involved that are currently on appeal are listed below:

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Mitchell	Apr-12	US District Court, ED MI	Wrongful Death	Notice of Appeal filed August 2014; Briefing Phase
Thomas (Pikes)	Oct-08	US District Court, WD LA	Wrongful Death	Notice of Appeal filed January 2015

Cases that were dismissed or judgment entered during the fourth quarter of 2014 and through the filing date of this Annual Report on Form 10-K are listed in the table below. Cases that were dismissed or judgment entered in prior fiscal quarters are not included in this table.

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Grable	Aug-08	6th Judicial Circuit Court, Pinellas County, FL	Training Injury	Dismissed
Juran	Dec-10	Hennepin County District Court, 4th Judicial District	Officer Injury	Dismissed
Wilson	May-11	US District Court, ED MO	Wrongful Death	Dismissed
Miller	Jan-13	New Castle County Superior Court, DE	Wrongful Death	Dismissed
Ward	Oct-14	Richmond County Superior Court, GA	Officer Fired	Dismissed

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

Policy Year	Policy Start Date	Policy End Date	Insurance Coverage	Deductible Amount	Defense Costs Covered	Remaining Insurance Coverage	Active Cases and Cases on Appeal
2004	12/1/2003	12/1/2004	$2.0	$0.1	N	$2.0	n/a
2005	12/1/2004	12/1/2005	10.0	0.3	Y	7.0	n/a
2006	12/1/2005	12/1/2006	10.0	0.3	Y	3.7	n/a
2007	12/1/2006	12/1/2007	10.0	0.3	Y	8.0	n/a
2008	12/1/2007	12/15/2008	10.0	0.5	Y	—	Koon, Thomas (Pikes)
2009	12/15/2008	12/15/2009	10.0	1.0	N	10.0	Derbyshire
2010	12/15/2009	12/15/2010	10.0	1.0	N	10.0	Thompson, Shymko, Doan
2011	12/15/2010	12/15/2011	10.0	1.0	N	10.0	n/a
Jan-Jun 2012	12/15/2011	6/25/2012	7.0	1.0	N	7.0	Ramsey, Mitchell, Firman, Ricks
Jul-Dec 2012	6/25/2012	12/15/2012	12.0	1.0	N	12.0	n/a
2013	12/15/2012	12/15/2013	12.0	1.0	N	12.0	n/a
2014	12/15/2013	12/15/2014	11.0	4.0	N	11.0	Schrock, Moore, Rascon
2015	12/15/2014	12/15/2015	10.0	5.0	N	10.0	Jones
Other Litigation
None
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

Based on our assessment of outstanding litigation and claims as of December 31, 2014, the Company has determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.
d. Employment Agreements
The Company has employment agreements with certain key executives. The Company may terminate the agreements with or without cause. Should the Company terminate the agreements without cause, or upon a change of control of the Company or death or disability of the employee, the employee, or family of the employee, are entitled to additional compensation. Under these circumstances, these officers and employees would receive the amounts remaining under their contracts upon termination, which total approximately $1.0 million in the aggregate at December 31, 2014. In March 2015, the Company finalized its severance agreement with a former executive whose position was eliminated in 2014, and accordingly, the Company accrued approximately $0.5 million as of December 31, 2014.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Income Taxes
Significant components of the Company’s deferred income tax assets and liabilities are as follows at December 31 (in thousands):

	2014	2013
Deferred income tax assets:
Net operating loss carryforward	$343	$513
Deferred warranty revenue	4,141	2,837
Inventory reserve	508	389
Non-qualified and non-employee stock option expense	3,094	3,518
Capitalized research and development	4,847	6,588
Alternative minimum tax carryforward	1,081	1,466
Research and development tax credit carryforward	2,139	3,165
Deferred legal settlement	—	1,294
IRC section 481(a) adjustment—tangible property	—	1,316
Reserves, accruals, and other	2,320	2,066
Total deferred income tax assets	18,473	23,152
Deferred income tax liabilities:
Depreciation	(1,674)	(2,136)
Amortization	(236)	(236)
Total deferred income tax liabilities	(1,910)	(2,372)
Net deferred income tax assets before valuation allowance	16,563	20,780
Valuation allowance	(500)	—
Net deferred income tax assets	$16,063	$20,780
The Company’s net deferred tax assets are presented as follows on the accompanying consolidated balance sheets at December 31 (in thousands):

	2014	2013
Current deferred tax assets, net	$5,186	$7,101
Long-term deferred tax assets, net	10,877	13,679
Total	$16,063	$20,780

For the years ended December 31, 2014, 2013 and 2012 the provision for income taxes includes $8.0 million, $6.8 million and $4.7 million, respectively, of tax expense resulting from the fact that stock-based compensation tax benefits have been recorded as increases to additional paid-in capital on the consolidated statement of changes in stockholders’ equity.
The Company has deferred tax assets of $0.1 million related to state NOLs which expire at various dates between 2016 and 2031. The Company also has deferred tax assets of approximately $0.2 million related to federal NOLs which expire between 2031 and 2033, and are subject to limitation under IRC Section 382. The Company has Arizona R&D credit carry forwards for financial reporting purposes of $3.2 million, which expire at various dates between 2018 and 2028, and California R&D credit carry forwards for financial reporting purposes of $0.2 million which do not expire. The Company has a minimum tax credit carryover of $1.1 million which does not expire.
The Company recognizes the income tax benefits associated with certain stock compensation deductions only when such deductions produce a reduction to the Company’s actual tax liability. Accordingly, in 2014 and 2013, the Company recognized benefits of $8.0 million and $6.8 million, respectively, for the reduction of federal and state taxes payable, which was recorded as a credit to additional paid-in capital. At each of December 31, 2014 and 2013, the Company had income tax receivables of $1.3 million and $2.3 million, respectively.

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

Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of December 31, 2012, in part because in that year the Company achieved three years of cumulative pre-tax income in the U.S. federal and Arizona tax jurisdictions, management determined that sufficient positive evidence existed to conclude that it is more likely than not that additional deferred taxes related to Arizona R&D credits are realizable, and therefore, reversed in full the valuation allowance related to that item. As of December 31, 2014, the Company continues to demonstrate three-year cumulative pre-tax income in the U.S. federal and Arizona tax jurisdictions; however, the Arizona R&D Tax Credits start to expire in 2018 with a significant tranche with a gross value of $1.2 million expiring in 2019. Under the Company’s new tax structure, it appears that long term investments which impact short term profits will likely result in some of the R&D credits expiring before they are utilized. Therefore, management has concluded that it is more likely than not that a portion of the Company’s deferred tax assets will not be realized.
Significant components of the provision for income taxes are as follows for the years ended December 31 (in thousands):

	2014	2013	2012
Current:
Federal	$7,793	$7,963	$4,605
State	800	987	666
Total current	8,593	8,950	5,271
Deferred:
Federal	2,656	764	3,168
State	942	(143)	(1,485)
Total deferred	3,598	621	1,683
Tax provision recorded as an increase in liability for unrecorded tax benefits	202	219	920
Provision for income taxes	$12,393	$9,790	$7,874

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company is subject to federal, state, local and foreign taxes; however, no separate calculation of the foreign provision for deferred tax assets was calculated for the periods presented due to the minimal amount of book income in the Company’s foreign subsidiary and the comparability of the foreign tax rate to the tax rate in the U.S. A reconciliation of the Company’s effective income tax rate to the federal statutory rate for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	2014	2013	2012
Federal income tax at the statutory rate	$11,236	$9,812	$7,914
State income taxes, net of federal benefit	1,433	1,283	969
Permanent differences (i)	98	(96)	156
Research and development	(452)	(386)	(327)
Return to provision adjustment (ii)	28	(361)	(270)
Change in liability for unrecognized tax benefits	202	219	921
Incentive stock option detriment/(benefit)	(616)	(538)	174
Change in valuation allowance	500	—	(1,429)
Other	(36)	(143)	(234)
Provision for income taxes	$12,393	$9,790	$7,874
Effective tax rate	38.4%	34.9%	34.8%

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

The Company has completed research and development tax credit studies which identified approximately $10.4 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2014 tax years. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $3.1 million as of December 31, 2013. In addition, management accrued approximately $0.2 million for estimated uncertain tax positions related to certain state income tax liabilities. The Company is currently under an IRS audit for the tax year 2012.  Depending on the outcome of the audit, the uncertain tax positions relating to 2012 may significantly change in the next 12 months. Should the unrecognized tax benefit of $3.3 million be recognized, the Company’s effective tax rate would be favorably impacted.
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations. As of December 31, 2014 and 2013, respectively, the Company had accrued interest of $46,000 and $12,000.
The following table presents a roll forward of our liability for unrecognized tax benefits, exclusive of accrued interest, as of December 31 (in thousands):

	2014	2013	2012
Balance, beginning of period	$3,110	$2,903	$1,982
Increase in previous year tax positions	—	57	659
Increase in current year tax positions	121	144	151
Increase (decrease) related to adjustment of previous estimates of activity	94	6	111
Balance, end of period	$3,325	$3,110	$2,903

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Federal income tax returns for 2004 through 2013 remain open to examination by the U.S. Internal Revenue Service (the “IRS”), while state and local income tax returns for 2004 through 2013 also remain open to examination. The 2004 through 2009 income tax returns are only open to the extent that net operating loss or other tax attributes carrying forward from those years were utilized in 2010 through 2013. The foreign tax returns for 2011 through 2013 also remain open to examination. The Company is currently under examination by the IRS for tax year 2012. As of December 31, 2014 the exam is still ongoing. No adjustments have been proposed to date. The Company has not been notified by any major state tax jurisdiction that it will be subject to examination.
11. Line of Credit
The Company has a $10.0 million revolving line of credit with a domestic bank. At December 31, 2014 and 2013, there were no borrowings under the line. As of December 31, 2014, the Company had letters of credit outstanding of $0.4 million under the facility and available borrowing of $9.6 million. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates (currently LIBOR plus 1.5% or Prime less 0.75%). The line of credit matures on July 31, 2016, and requires monthly payments of interest only. The Company’s agreement with the bank requires it to comply with certain financial and other covenants including maintenance of a minimum leverage ratio and fixed charge coverage ratio. The leverage ratio (ratio of total liabilities to tangible net worth) can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At December 31, 2014, the Company’s tangible net worth ratio was 0.45:1 and its fixed charge coverage ratio was 2.82:1. Accordingly, the Company was in compliance with these covenants.
12. Stockholders’ Equity
a. Common Stock and Preferred Stock
The Company has authorized the issuance of two classes of stock designated as “common stock” and “preferred stock,” each having a par value of $0.00001 per share. The Company is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
b. Stock Repurchase

In May 2014, the Company announced that TASER’s Board of Directors authorized a stock repurchase program to acquire up to $30.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. Under this program, the Company purchased approximately 1.7 million common shares for a total cost of approximately $22.4 million, or a weighted average cost, including commissions of $12.99 per share. As of December 31, 2014, $7.6 million remains available under the plan for future purchases.
In February 2013, the Company announced that TASER’s Board of Directors authorized a stock repurchase program to acquire up to $25 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. Under this program, which was completed in the second quarter of 2013, the Company purchased approximately 3.0 million common shares for a total cost of approximately $25.0 million, or a weighted average cost, including commissions, of $8.20 per share.
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
c. Stock-based Compensation Plans
The Company has historically utilized stock-based compensation, consisting of restricted stock units (“RSUs”) and stock options, for key employees and non-employee directors as a means of attracting and retaining quality personnel. Service-based grants generally have a vesting period of 3 to 4 years and a contractual maturity of ten years. Performance-based grants generally have vesting periods ranging from 1 to 4 years and a contractual maturity of ten years.

On February 25, 2013, the Company’s Board of Directors approved the 2013 Stock Incentive Plan (the “2013 Plan) which was subsequently approved by stockholders at the Annual Meeting of Stockholders on May 23, 2013. Under the 2013 Plan, the

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company reserved for future grants: (i) 1.6 million shares of common stock, plus (ii) the number of shares of common stock that were authorized but unissued under the Company’s 2009 Stock Incentive Plan (the “2009 Plan”) as of the effective date of the 2013 Plan, and (iii) the number of shares of stock that have been granted under the 2009 Plan that either terminate, expire or lapse for any reason after the effective date of the 2013 Plan. As of December 31, 2014, 1.7 million shares remain available for future grants. Shares issued upon exercise of stock awards from these plans have historically been issued from the Company’s authorized unissued shares.
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
e. Restricted Stock Units
The following table summarizes RSU activity for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value
Units outstanding, beginning of year	1,279,123	$9.67	582,212	$5.42	1,096	$4.76
Granted	554,328	16.98	1,054,293	10.72	713,148	5.40
Released	(432,706)	7.61	(257,693)	5.44	(97,007)	5.30
Forfeited	(174,657)	13.08	(99,689)	6.86	(35,025)	5.29
Units outstanding, end of year	1,226,088	13.23	1,279,123	9.67	582,212	5.42
Aggregate intrinsic value at year end (in thousands)	$32,467
Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the period, which was $26.48 per share, multiplied by the number of restricted stock units. In 2014, 2013 and 2012, the Company granted approximately 0.1 million, 0.3 million and 0.2 million performance-based RSUs, respectively (included in the table above). As of December 31, 2014, the performance criteria has been met for approximately 0.1 million of the 0.2 million performance-based RSUs outstanding. The Company recognized $1.0 million, $1.4 million and $0.7 million of compensation expense related to performance-based RSUs during the years ended December 2014, 2013 and 2012, respectively.
Certain RSUs that vested in 2014 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld were approximately 74,000 and had a value of approximately $1.3 million on their respective vesting dates as determined by the Company’s closing stock price. Payments for the employees’ tax obligations are reflected as a financing activity within the statement of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the amount of shares that would have otherwise been issued as a result of the vesting.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

f. Stock Option Activity
The following table summarizes stock option activity for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	3,365,692	$6.15	6,321,076	$6.05	7,576,493	$5.75
Granted	—	—	—	—	—
Exercised	(1,644,146)	6.69	(2,671,058)	5.75	(784,383)	2.46
Expired / terminated	(80,463)	16.59	(284,326)	7.83	(471,034)	7.15
Options outstanding, end of year	1,641,083	5.26	3,365,692	6.15	6,321,076	6.05
Options exercisable, end of year	1,605,789	5.27	3,217,146	6.22	5,278,243	6.31
Options expected to vest, end of year	4,443	4.66
No stock options were granted in 2014, 2013 or 2012. Total intrinsic value of options exercised was $20.2 million, $15.7 million and $3.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The intrinsic value for options exercised was calculated as the difference between the exercise price of the underlying stock option awards and the market price of the Company’s common stock on the date of exercise.
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable	Weighted Average Price	Weighted Average Remaining Contractual Life (Years)
$3.85 - $5.00	1,206,798	$4.63	4.8	1,172,329	$4.63	4.8
$5.01 - $7.00	210,663	5.58	4.0	209,838	5.58	4.0
$7.01 - $10.00	151,761	7.38	2.9	151,761	7.38	2.9
$10.01 - $16.23	71,861	10.29	2.4	71,861	10.29	2.4
$3.85 - $16.23	1,641,083	5.26	4.4	1,605,789	5.27	4.4
The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2014, was $34.8 million and $34.1 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock of $26.48 on December 31, 2014.
At December 31, 2014, the Company had 35,294 unvested options outstanding with a weighted average exercise price of $4.74 per share, weighted average fair value of $2.51 per share and weighted average remaining contractual life of 4.3 years. The aggregate intrinsic value of unvested options at December 31, 2014 was $0.8 million.
The Company granted approximately 1.0 million performance-based stock options (included in the table above) from 2008 through 2011. As of December 31, 2014, approximately 0.3 million performance-based stock options are outstanding, of which approximately 30,600 are unvested and none are expected to vest. The aggregate grant-date fair value of the 0.3 million performance-based stock options vested and expected to vest as of December 31, 2014 is approximately $0.8 million. Performance-based stock options were expensed in full as of December 31, 2013. The Company recognized $0.1 million of stock-based compensation expense related to performance-based stock options during each of 2013 and 2012.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

g. Stock-based Compensation Expense
The Company accounts for stock-based compensation using the fair-value method. Reported stock-based compensation was classified as follows for the years ended December 31 (in thousands):

	2014	2013	2012
Cost of products sold and services delivered	$204	$175	$172
Sales, general and administrative expenses	3,555	3,158	2,647
Research and development expenses	1,820	1,007	603
Total stock-based compensation	$5,579	$4,340	$3,422
Total stock-based compensation expense recognized in the statements of operations for the years ended December 31, 2014, 2013 and 2012 includes $28,000, $0.1 million and $0.5 million, respectively, related to ISOs for which no tax benefit is recognized. The Company recorded a tax benefit in 2014, 2013, and 2012 of $2.5 million, $6.8 million, and $4.7 million, respectively, to offset taxes payable related to the non-qualified disposition of ISOs exercised and sold. The total future tax benefits related to non-qualified and restricted stock units was $3.1 million and $3.5 million as of December 31, 2014 and 2013, respectively.
As of December 31, 2014, there was $11.1 million in unrecognized compensation costs related to RSUs under the Company's stock plans. The Company expects to recognize the cost related to the RSUs over a weighted average period of 2.5 years.
13. Related Party Transactions

The Company engages Mark Kroll, a member of the Board of Directors, to provide consulting services. The expenses related to these services were $0.2 million for each of the years ended December 31, 2014, 2013 and 2012. At December 31, 2014 and 2013, the Company had accrued liabilities of approximately $8,000 and $12,000, respectively, related to these services.
14. Employee Benefit Plans
The Company has a defined contribution profit sharing 401(k) plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation.
The Company also has a non-qualified deferred compensation plan for certain executives, key employees and non-employee directors through which participants may elect to postpone the receipt and taxation of a portion of their compensation, including stock-based compensation, received from the Company. The non-qualified deferred compensation plan allows eligible participants to defer up to 80% of their base salary and up to 100% of other types of compensation. The plan also allows for (i) matching and discretionary employer contributions and (ii) the deferral of vested RSU awards. Employee deferrals are deemed 100% vested upon contribution. Distributions from the plan are made upon retirement, death, separation of service, specified date or upon the occurrence of an unforeseeable emergency. Distributions can be paid in a variety of forms from lump sum to installments over a period of years. Participants in the plan are entitled to select from a wide variety of investments available under the plan and are allocated gains or losses based upon the performance of the investments selected by the participant. All gains or losses are allocated fully to plan participants and the Company does not guarantee a rate of return on deferred balances. Assets related to this plan consist of corporate-owned life insurance contracts and are included in other assets in the consolidated balance sheets. Participants have no rights or claims with respect to any plan assets and any such assets are subject to the claims of the Company’s general creditors.
Contributions to the plans are made by both the employee and the Company. Company contributions are based on the level of employee contributions and are immediately vested. The Company’s matching contributions to the plan for the years ended December 31, 2014, 2013 and 2012, were approximately $0.9 million, $0.7 million and $0.5 million, respectively. The Company expects to make contributions to the non-qualified deferred compensation plan related to the year ended December 31, 2014, of approximately $27,000. Future matching or profit sharing contributions to the plans are at the Company’s sole discretion.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Segment Data
The Company’s operations are comprised of two reportable segments: the sale of CEWs, accessories and other products and services (the “TASER Weapons” segment); and the video business, which includes the TASER Cam, AXON video products and EVIDENCE.com (the “AXON” segment). The Company includes only revenues and costs directly attributable to the AXON segment in that segment. Included in AXON segment costs are: costs of sales for both products and services, overhead allocation based on direct labor, selling expense for the video sales team, video product management expenses, video trade shows and related expenses, and research and development for products included in the AXON segment. All other costs are included in the TASER Weapons segment. The CODM does not review assets by segment as part of the financial information provided; therefore, no asset information is provided in the following tables.
Information relative to the Company’s reportable segments is as follows (in thousands):

	For the year ended December 31, 2014
	TASER Weapons	AXON	Total
Product sales	$145,613	$14,700	$160,313
Service revenue	—	4,212	4,212
Net sales	145,613	18,912	164,525
Cost of products sold	47,680	13,233	60,913
Cost of services delivered	—	2,064	2,064
Gross margin	97,933	3,615	101,548
Sales, general and administrative	42,989	11,169	54,158
Research and development	3,872	11,013	14,885
Income (loss) from operations	$51,072	$(18,567)	$32,505
Purchase of property and equipment	$2,233	$272	$2,505
Purchase of intangible assets	180	3	183
Depreciation and amortization	3,936	381	4,317

	For the year ended December 31, 2013
	TASER Weapons	AXON	Total
Product sales	$127,474	$8,649	$136,123
Service revenue	—	1,708	1,708
Net sales	127,474	10,357	137,831
Cost of products sold	44,025	6,074	50,099
Cost of services delivered	—	1,889	1,889
Gross margin	83,449	2,394	85,843
Sales, general and administrative	40,174	6,383	46,557
Research and development	4,311	5,577	9,888
Litigation judgment	1,450	—	1,450
Income (loss) from operations	$37,514	$(9,566)	$27,948
Purchase of property and equipment	$1,324	$459	$1,783
Purchase of intangible assets	307	16	323
Depreciation and amortization	4,011	1,120	5,131

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the year ended December 31, 2012
	TASER Weapons	AXON	Total
Product sales	$109,055	$5,071	$114,126
Service revenue	—	627	627
Net sales	109,055	5,698	114,753
Cost of products sold	39,350	3,773	43,123
Cost of services delivered	—	3,915	3,915
Gross margin	69,705	(1,990)	67,715
Sales, general and administrative	35,737	3,510	39,247
Research and development	3,938	4,201	8,139
Litigation recovery	(2,200)	—	(2,200)
Income (loss) from operations	$32,230	$(9,701)	$22,529
Purchase of property and equipment	$922	$412	$1,334
Purchase of intangible assets	429	—	429
Depreciation and amortization	4,327	2,192	6,519

16. Selected Quarterly Financial Data (unaudited)
Selected quarterly financial data for years ended December 31, 2014 and 2013 follows (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Net sales	$36,185	$37,175	$44,349	$46,816
Gross margin	22,208	23,214	28,713	27,413
Net income	3,391	3,883	7,558	5,086
Earnings per share (1):
Basic	$0.06	$0.07	$0.14	$0.10
Diluted	$0.06	$0.07	$0.14	$0.09

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Net sales	$30,434	$32,175	$35,197	$40,025
Gross margin	18,451	19,742	22,096	25,554
Net income	3,298	4,457	5,114	5,375
Earnings per share (1):
Basic	$0.06	$0.09	$0.10	$0.10
Diluted	$0.06	$0.08	$0.10	$0.10

(1) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Supplemental Disclosure to Cash Flows
Supplemental non-cash and other cash flow information are as follows for the years ended December 31 (in thousands),

	2014	2013	2012
Cash paid for income taxes—net	$386	$3,625	$1,079
Non Cash Transactions:
Stock issued for business acquisition	$—	$1,578	$—
Property and equipment purchases in accounts payable	270	279	113
Purchase of assets under capital lease obligations	—	—	147

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
TASER International, Inc.
We have audited the accompanying consolidated balance sheets of TASER International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TASER International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2015, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Phoenix, Arizona
March 11, 2015

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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we evaluated under the supervision of our CEO and our CFO, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our CEO and our CFO have concluded that as of December 31, 2014 our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.
Management Report On Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Grant Thornton LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2014, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
TASER International, Inc.
We have audited the internal control over financial reporting of TASER International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 11, 2015, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Phoenix, Arizona
March 11, 2015

Item 9B. Other Information
None.
PART III

Item 10.     Directors, Executive Officers and Corporate Governance
The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2014.

Item 11.     Executive Compensation
The information required to be disclosed by this item is incorporated herein by reference to our 2015 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
A description of our equity compensation plans approved by our stockholders is included in Note 12 (c) to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The following table provides details of our equity compensation plans at December 31, 2014:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (1)	Number of Securities Remaining Available Under Equity Compensation Plans for Future Issuance (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,867,171	$5.26	1,717,292
Equity compensation plans not approved by security holders	—		—
Total	2,867,171	$—	1,717,292

(1)
The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of restricted stock units which have no exercise price.

All other information required to be disclosed by this item is incorporated herein by reference to our 2015 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required to be disclosed by this item is incorporated herein by reference to our 2015 Proxy Statement.

Item 14. Principal Accounting Fees and Services
The information required to be disclosed by this item is incorporated herein by reference to our 2015 Proxy Statement.

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
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2014	$200	$142	$—	$(91)	$251
Year ended December 31, 2013	200	24	—	(24)	200
Year ended December 31, 2012	450	(242)	—	(8)	200
Allowance for excess and obsolete inventory:
Year ended December 31, 2014	$999	$2,157	$—	$(1,802)	$1,354
Year ended December 31, 2013	2,320	595	—	(1,916)	999
Year ended December 31, 2012	4,431	554	—	(2,665)	2,320
Warranty reserve:
Year ended December 31, 2014	$955	$396	$—	$(676)	$675
Year ended December 31, 2013	484	1,001	—	(530)	955
Year ended December 31, 2012	427	527	—	(470)	484

3. Exhibits:

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))
3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))
3.3	Certificate of Amendment to Certificate of Incorporation dated September 1, 2004 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-KSB, filed March 31, 2005)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))
10.1*
Executive Employment Agreement with Patrick W. Smith, dated July 1, 1998 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))

10.2*
Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))

10.3*
Form of Indemnification Agreement between the Company and its officers (incorporated by reference to Exhibit 10.15 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))

10.4*	2001 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))
10.5*	Executive Employment Agreement with Douglas E. Klint, dated December 15, 2002 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-KSB, filed March 14, 2003)
10.6*	Executive Employment Agreement with Daniel Behrendt, dated April 28, 2004 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-KSB, filed March 31, 2005)
10.7*	2004 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.8*	2004 Outside Director Stock Option Plan, as amended (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.9*	2009 Stock Incentive Plan. (incorporated by reference to Appendix A to 2009 Proxy Statement, filed April 15, 2009)
10.10*	Executive Employment Agreement with Jeff Kukowski, dated August 9, 2010 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K, filed March 8, 2013)
10.11*	2013 Stock Incentive Plan (incorporated by reference to Appendix of 2013 Proxy Statement, filed on April 3, 2013)
10.12*	TASER International, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on July 12, 2013)
10.13**	Amended and Restated Credit Agreement dated August 18, 2014 between the Company and JP Morgan Chase Bank, NA
21.1**	List of Subsidiaries
23.1**	Consent of Grant Thornton, LLP, independent registered public accounting firm
24.1**	Powers of attorney (see signature page)
31.1**	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2**	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	SBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*    Management contract or compensatory plan or arrangement
**    Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.

Date:	March 11, 2015
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer, Director

Date:	March 11, 2015	By:	/s/ DANIEL M. BEHRENDT
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

Signature	Title	Date

/s/ HADI PARTOVI	Director	March 11, 2015
Hadi Partovi

/s/ JUDY MARTZ	Director	March 11, 2015
Judy Martz

/s/ MARK W. KROLL	Director	March 11, 2015
Mark W. Kroll

/s/ MICHAEL GARNREITER	Director	March 11, 2015
Michael Garnreiter

/s/ JOHN S. CALDWELL	Director	March 11, 2015
John S. Caldwell

/s/ RICHARD H. CARMONA	Director	March 11, 2015
Richard H. Carmona

/s/ BRET S. TAYLOR	Director	March 11, 2015
Bret S. Taylor