Form 10-Q
period 2015-03-31
TASER INTERNATIONAL INC
filed 2015-05-08
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of April 30, 2015 was 53,450,185

TASER INTERNATIONAL, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TASER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,848	$48,367
Short-term investments	43,212	32,774
Accounts and notes receivable, net of allowance of $200 and $251 as of March 31, 2015 and December 31, 2014, respectively	21,022	30,735
Inventory, net	22,626	18,323
Prepaid expenses and other current assets	4,276	4,443
Deferred income tax assets, net	5,186	5,186
Total current assets	143,170	139,828
Property and equipment, net of accumulated depreciation of $34,338 and $33,906 as of March 31, 2015 and December 31, 2014, respectively	17,213	17,523
Deferred income tax assets, net	11,505	10,877
Intangible assets, net	2,965	3,115
Goodwill	2,206	2,206
Long-term investments	14,713	9,296
Other assets	4,039	2,523
Total assets	$195,811	$185,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,808	$7,682
Accrued liabilities	6,999	9,245
Current portion of deferred revenue	14,628	14,020
Customer deposits	647	988
Current portion of capital lease payable	39	38
Total current liabilities	30,121	31,973
Deferred revenue, net of current portion	22,443	21,668
Liability for unrecognized tax benefits	1,645	1,471
Long-term deferred compensation	1,549	1,121
Long-term portion of capital lease payable	19	29
Total liabilities	55,777	56,262
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 53,359,345 and 53,000,867 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	166,275	162,641
Treasury stock at cost, 18,139,958 shares as of March 31, 2015 and December 31, 2014	(114,645)	(114,645)
Retained earnings	88,250	81,045
Accumulated other comprehensive income	153	64
Total stockholders’ equity	140,034	129,106
Total liabilities and stockholders’ equity	$195,811	$185,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Net sales	$44,762	$36,185
Cost of products sold and services delivered	14,894	13,977
Gross margin	29,868	22,208
Operating expenses:
Sales, general and administrative	14,565	13,746
Research and development	4,558	3,606
Total operating expenses	19,123	17,352
Income from operations	10,745	4,856
Interest and other (expense) income, net	(65)	30
Income before provision for income taxes	10,680	4,886
Provision for income taxes	3,475	1,495
Net income	$7,205	$3,391
Net income per common and common equivalent shares:
Basic	$0.14	$0.06
Diluted	$0.13	$0.06
Weighted average number of common and common equivalent shares outstanding:
Basic	53,167	53,190
Diluted	54,513	55,124

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$7,205	$3,391
Foreign currency translation adjustments	89	10
Comprehensive income	$7,294	$3,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.
UNAUDITD CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$7,205	$3,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	617	1,162
Loss on write-down / disposal of property and equipment, net	—	15
Loss on disposal of intangibles	139	80
Bond premium amortization	379	192
Provision for doubtful accounts	44	1
Provision for excess and obsolete inventory	181	7
(Recovery of) provision for warranty expense	(34)	306
Stock-based compensation	1,544	1,177
Deferred income taxes	(471)	6,401
Unrecognized tax benefits	174	(1,285)
Excess tax benefit from stock-based compensation	(1,679)	(4,723)
Change in assets and liabilities:
Accounts and notes receivable	9,669	1,986
Inventory	(4,484)	(2,150)
Prepaid expenses and other assets	(1,399)	(4,574)
Accounts payable, accrued and other liabilities	81	1,628
Deferred revenue	1,383	1,307
Customer deposits	(341)	(611)
Net cash provided by operating activities	13,008	4,310
Cash flows from investing activities:
Purchases of investments	(26,863)	(13,822)
Proceeds from call / maturity of investments	10,629	2,380
Purchases of property and equipment	(424)	(799)
Purchases of intangible assets	(50)	(67)
Net cash used in investing activities	(16,708)	(12,308)
Cash flows from financing activities:
Proceeds from options exercised	605	7,275
Payroll tax payments for net-settled stock awards	(194)	(1,138)
Payments on capital lease obligation	(9)	(8)
Excess tax benefit from stock-based compensation	1,679	4,723
Net cash provided by financing activities	2,081	10,852
Effect of exchange rate changes on cash and cash equivalents	100	8
Net (decrease) increase in cash and cash equivalents	(1,519)	2,862
Cash and cash equivalents, beginning of period	48,367	42,271
Cash and cash equivalents, end of period	$46,848	$45,133

Supplemental disclosure:
Cash paid for income taxes, net	$209	$50
Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$42	$114
The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies
TASER International, Inc. (“TASER” or the “Company”) is a developer and manufacturer of advanced conducted electrical weapons (“CEWs”) designed for use by law enforcement, military, corrections, and private security personnel and by private individuals for personal defense. In addition, the Company has developed full technology solutions for the capture, storage and management of video/audio evidence as well as other tactical capabilities for use in law enforcement. The Company sells its products worldwide through its direct sales force, distribution partners, online store and third-party resellers. The Company was incorporated in Arizona in September 1993, and reincorporated in Delaware in January 2001. The Company’s corporate headquarters and manufacturing facilities are located in Scottsdale, Arizona. The Company’s software development unit facility is located in Seattle, Washington.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, including TASER International Europe SE (“TASER Europe”). TASER Europe was established in 2009 to facilitate sales and provide customer service to our customers in the European region. In 2014, the Company established TASER International, B.V. located in Amsterdam, the Netherlands, that will serve as its international headquarters. All material intercompany accounts, transactions, and profits have been eliminated.
a. Basis of Presentation and Use of Estimates
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended December 31, 2014, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Form 10-K for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

•	product warranty reserves,

•	inventory valuation reserves,

•	accounts receivable reserves,

•	revenue recognition allocated in multiple-deliverable contracts or arrangements,

•	valuation of goodwill, intangibles and long-lived assets,

•	recognition, measurement and valuation of current and deferred income taxes,

•	projection of future taxable income in both United States and foreign jurisdictions for estimating consolidated income tax expense,

•	fair value of stock awards issued, the estimated vesting period for performance-based stock awards and forfeiture rates, and

•	recognition and measurement of contingencies and accrued litigation expense.
Actual results could differ materially from those estimates.
b. Segment Information
The Company is comprised of two reportable segments: the manufacture and sale of CEWs, accessories and other products and services (the “TASER Weapons” segment); and the video business which includes the TASER Cam, AXON camera products and EVIDENCE.com (the “AXON” segment). Reportable segments are determined based on discrete financial information reviewed by the Company’s Chief Executive Officer who is the Chief Operating Decision Maker (the “CODM”) for the Company. The Company organizes and reviews operations based on products and services, and currently there are no operating segments that are aggregated. The Company performs an annual analysis of its reportable segments. Additional information related to the Company’s business segments is summarized in Note 13.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

c. Geographic Information and Major Customers

For the three months ended March 31, 2015 and 2014, net sales by geographic area were as follows (in thousands):

	Three Months Ended March 31,
	2015		2014
United States	$35,501	79.3%	$25,576	70.7%
Other Countries	9,261	20.7	10,609	29.3
Total	$44,762	100.0%	$36,185	100.0%

Sales to customers outside of the U.S. are typically denominated in U.S. dollars and are attributed to each country based on the shipping address of the distributor or customer. For the three months ended March 31, 2015 or 2014, no individual country outside the U.S. represented more than 10% of net sales. Sales in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of the Company's customers.
The Company sells its products primarily through a network of unaffiliated distributors. The Company also reserves the right to sell directly to the end user to secure the customer’s account. For the three months ended March 31, 2015 and 2014, no customer represented more than 10% of total net sales. At March 31, 2015 and December 31, 2014, the Company had a trade receivable from one unaffiliated customer comprising 10.1% and 13.4%, respectively, of the aggregate accounts receivable balance.
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

	Three Months Ended March 31,
	2015	2014
Numerator for basic and diluted earnings per share:
Net income	$7,205	$3,391
Denominator:
Weighted average shares outstanding—basic	53,167	53,190
Dilutive effect of stock-based awards	1,346	1,934
Diluted weighted average shares outstanding	54,513	55,124
Anti-dilutive stock-based awards excluded	362	315
Net income per common share:
Basic	$0.14	$0.06
Diluted	$0.13	$0.06
e. Revenue Recognition, Deferred Revenue and Accounts and Notes Receivable
The Company derives revenue from two primary sources: (1) the sale of physical products, including our CEWs, AXON cameras, corresponding extended warranties, and related accessories such as cartridges and batteries, and (2) subscription to the Company's EVIDENCE.com SaaS (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, the Company also recognizes training and other revenue. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. Extended warranty revenue, SaaS revenue and related data storage revenue are recognized ratably over the term of the contract beginning on the commencement date of each contract.
Revenue arrangements with multiple deliverables are divided into separate units and revenue is allocated using the relative selling price method based upon vendor-specific objective evidence of selling price or third-party evidence of the selling prices if

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
EVIDENCE.com and AXON cameras are sometimes sold separately, but in most instances are sold together. In these instances, customers typically purchase and pay for the equipment and one year of EVIDENCE.com in advance. Additional years of service are generally billed annually over a specified service term, which has typically ranged from one to five years. AXON equipment has stand-alone value and represents a deliverable that is provided to the customer at the time of sale, while EVIDENCE.com services are provided over the specified term of the contract. The Company recognizes revenue for the AXON equipment at the time of the sale consistent with the discussion of multiple deliverable arrangements above. Revenue for EVIDENCE.com is deferred at the time of the sale and recognized over the service period. In certain circumstances, not all requirements are met for the recognition of revenue relative to equipment sold in conjunction with EVIDENCE.com at the time the equipment is provided to customers. In such circumstances, based on limitations associated with the allocation of arrangement consideration, part of the revenue for the equipment may be recognized ratably over the specified term of the contract, or when all conditions for revenue recognition are met, if sooner.
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

The Company recently launched the Officer Safety Plan (“OSP”) whereby a customer enters into a 5 year EVIDENCE.com subscription that includes all of its standard advanced features along with unlimited storage. The OSP also includes a service plan that includes upgrades of the AXON devices every 2.5 years, and includes a TASER CEW device at any point within the contract period. Upon entering into the OSP, customers also receive extended warranties on the AXON and CEW devices over the five-year contract periods as well as spare inventory units. Under this program the customer generally makes an initial purchase of AXON devices at inception along with annual installments for services and future hardware deliverables over the contract period. The Company records consideration received related to the future purchase as deferred revenue until all revenue recognition criteria are met, which is generally when the products or services are delivered.
Sales tax collected on sales is netted against government remittances and thus, recorded on a net basis. Training revenue is recorded as the service is provided.
Deferred revenue consists of payments received in advance related to products and services for which the criteria for revenue recognition have not yet been met. Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as long-term. Deferred revenue does not include future revenue from multi-year contracts for which no invoice has yet been created. Generally, customers are billed in annual installments. See Note 5 for further disclosures about of the Company’s deferred revenue.
Sales are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated potential losses. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts and notes receivable are presented net of an allowance for doubtful accounts. This allowance represents management’s best use of estimates and is based on their judgment after considering a number of factors, including third-party credit reports, actual payment history, cash discounts, customer-specific financial information and broader market and economic trends and conditions.

 The Company may, from time to time, enter into agreements with its customers to finance their purchases with a note receivable that may range in terms up to five years. Sales are recorded at the fair value of the note, which is generally sold and assigned to a third-party financing company. The terms of the assignments are such that the Company expects to receive payment within 30 days of the original sale. The assignments are non-recourse and the Company has no obligations or continuing involvement with the notes receivable. Prior to entering into an assignment, the Company evaluates the credit quality and financial condition

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of the third-party financing company. The Company does not generally record interest income on notes receivable due to minimal holding periods, nor has the Company recognized significant gains or losses upon the assignment of the notes. There were no outstanding balances related to such arrangements as of March 31, 2015 or December 31, 2014.
f. Standard Warranties
The Company warranties its CEWs, AXON cameras and E-Docks from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for the standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. Future warranty costs are estimated based on historical data related to returns and warranty costs on a quarterly basis and this rate is applied to current product sales. Historically, reserve amounts have been increased if management becomes aware of a component failure that could result in larger than anticipated returns from customers. The accrued warranty liability expense is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred. The reserve for warranty returns is included in accrued liabilities on the accompanying condensed consolidated balance sheets.
Changes in the Company’s estimated product warranty liabilities are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$675	$955
Utilization of accrual	(118)	(174)
Warranty (recovery) expense	(34)	306
Balance, end of period	$523	$1,087
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

The Company has cash equivalents and investments, which at March 31, 2015 and December 31, 2014, were comprised of money market funds, state and municipal obligations, corporate bonds, and certificates of deposits. See additional disclosure regarding the fair value of the Company’s cash equivalents and investments in Note 2. Included in the balance of other assets as of March 31, 2015 and December 31, 2014 was $1.5 million and $1.1 million, respectively, related to corporate-owned life insurance policies which are used to fund the Company’s deferred compensation plan. The Company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.
The Company’s financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the accompanying condensed consolidated balance sheets.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

h. Valuation of Goodwill, Intangibles and Long-lived Assets

Management evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. Such circumstances could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way products are branded and marketed. In performing the review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. The Company recorded losses on disposal of intangible assets of $0.1 million during each of the three months ended March 31, 2015 and 2014.
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

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Cash, Cash Equivalents and Investments
The following tables summarize the Company's cash, cash equivalents, and held-to-maturity investments at March 31, 2015 and December 31, 2014 (in thousands):

	As of March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$44,113	$—	$—	$44,113	$44,113	$—	$—

Level 1:
Money market funds	2,054	—	—	2,054	2,054	—	—
Corporate bonds	36,548	—	(54)	36,494	—	26,162	10,386
Subtotal	38,602	—	(54)	38,548	2,054	26,162	10,386

Level 2:
State and municipal obligations	19,108	13	—	19,121	681	15,580	2,847
Certificates of deposit	2,950	—	—	2,950	—	1,470	1,480
Subtotal	22,058	13	—	22,071	681	17,050	4,327
Total	$104,773	$13	$(54)	$104,732	$46,848	$43,212	$14,713

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$44,260	$—	$—	$44,260	$44,260	$—	$—

Level 1:
Money market funds	3,932	—	—	3,932	3,932	—	—
Corporate bonds	20,388	—	(34)	20,354	—	15,656	4,732
Subtotal	24,320	—	(34)	24,286	3,932	15,656	4,732

Level 2:
State and municipal obligations	19,145	18	—	19,163	175	15,891	3,079
Certificates of deposit	2,712	—	—	2,712	—	1,227	1,485
Subtotal	21,857	18	—	21,875	175	17,118	4,564
Total	$90,437	$18	$(34)	$90,421	$48,367	$32,774	$9,296
The Company believes the unrealized losses on the Company’s investments are due to interest rate fluctuations. As these investments are either short-term in nature, are expected to be redeemed at par value, and/or because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2015. None of Company’s investments have been in an unrealized loss position for more than one year.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the amortized cost and fair value of the short-term and long-term investments held by the Company at March 31, 2015 by contractual maturity (in thousands):

	Amortized Cost	Fair Value
Due in less than one year	$43,212	$43,190
Due after one year, through two years	14,713	14,694
Due after two years	—	—
Total short-term and long-term investments	$57,925	$57,884
3. Inventory
Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials which approximates the first-in, first-out (“FIFO”) method and includes allocations of manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. Inventories consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	2015	2014
Raw materials	$13,678	$12,229
Work-in-process	128	111
Finished goods	10,416	7,337
Reserve for excess and obsolete inventory	(1,596)	(1,354)
Total inventory	$22,626	$18,323

4. Goodwill and Intangible Assets
The balance of goodwill at March 31, 2015 and December 31, 2014 was $2.2 million.
Intangible assets (other than goodwill) consisted of the following (in thousands):

		March 31, 2015			December 31, 2014
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Domain names	5 years	$125	$(117)	$8	$125	$(114)	$11
Issued patents	4-15 years	1,799	(584)	1,215	1,759	(549)	1,210
Issued trademarks	9-11 years	575	(211)	364	566	(205)	361
Total amortized		2,499	(912)	1,587	2,450	(868)	1,582
Not amortized:
TASER trademark		900		900	900		900
Patents and trademarks pending		478		478	633		633
Total not amortized		1,378		1,378	1,533		1,533
Total intangible assets		$3,877	$(912)	$2,965	$3,983	$(868)	$3,115

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization expense relative to intangible assets for the three months ended March 31, 2015 and 2014 was $61,000 and $40,000, respectively. Estimated amortization for intangible assets with definitive lives for the remaining nine months of 2015, the next five years ended December 31, and thereafter, is as follows (in thousands):

2015 (remaining nine months)	$136
2016	176
2017	172
2018	162
2019	152
2020	282
Thereafter	507
Total	$1,587
5. Deferred Revenue
Deferred revenue consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	2015	2014
Warranty	$21,701	$21,973
AXON services	9,055	9,286
Hardware equipment	5,988	4,252
Other	327	177
Total deferred revenue	37,071	35,688
Total current portion of deferred revenue	14,628	14,020
Total long-term portion of deferred revenue	$22,443	$21,668
The current portion of deferred revenue consists primarily of approximately $5.5 million related to AXON related services, $7.3 million related to warranties and $1.6 million related to deferred hardware. For more information relating to the Company’s revenue recognition policies please refer to Note 1(e).
6. Accrued Liabilities
Accrued liabilities consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	2015	2014
Accrued salaries and benefits	$2,144	$3,699
Accrued judgments and settlements	80	108
Accrued professional fees	204	257
Accrued warranty expense	523	675
Accrued income and other taxes	1,893	539
Other accrued expenses	2,155	3,967
Accrued liabilities	$6,999	$9,245

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Income Taxes

Deferred Tax Assets
Net deferred income tax assets at March 31, 2015, include capitalized research and development costs, research and development tax credits, non-qualified stock-based compensation expense, deferred warranty revenue, warranty and inventory reserves, accrued vacation, and other items, partially offset by accelerated depreciation expense. The Company’s total current and long-term net deferred tax assets at March 31, 2015 are $16.7 million.

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
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of March 31, 2015, the Company continues to demonstrate three-year cumulative pre-tax income in the U.S. federal and Arizona tax jurisdictions; however, the Arizona R&D Tax Credits start to expire in 2018 with a significant tranche with a gross value of $1.2 million expiring if not used by the end of 2019. Under the Company’s new tax structure, it appears that long term investments which impact short term profits will likely result in some of the R&D credits expiring before they are utilized. Therefore, management has concluded that it is more likely than not that a portion of the Company’s deferred tax assets will not be realized.
The Company has completed research and development (“R&D”) tax credit studies which identified approximately $10.5 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2015 tax years. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $3.2 million as of March 31, 2015. In addition, management accrued approximately $0.2 million for estimated uncertain tax positions related to certain state income tax liabilities. The Company is currently under an IRS audit for the tax year 2012, and as of March 31, 2015, management believes it is reasonably possible that the amount of unrecognized tax benefits may decrease by as much as $0.5 million in the next 12 months.  Should the total unrecognized tax benefit of $3.4 million be recognized, the Company’s effective tax rate would be favorably impacted. Approximately $1.7 million of the unrecognized tax benefit associated with research and development credits has been netted against the research and development credit deferred tax asset.

Effective Tax Rate
The Company’s overall effective tax rate for the three months ended March, 2015, after discrete period adjustments, was 32.6%. Before discrete adjustments the tax rate was 32.9%, which is below the statutory rate primarily due to the impact of the domestic production activities deduction, as well as tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, but also increased by the impact of state taxes and non-deductible expenses for items such as ISO stock option expense, meals and entertainment, and lobbying fees. The Company has nearly completed the full implementation of its new international structure, which is new for 2015.  In accounting for the income tax effects of this new structure, the Company has recognized income tax expense in the current quarter based on the results it expects for the full year.  Actual results could be different, impacting the Company’s income tax expense in future quarters.  The Company has chosen this method, from among those available to it, because of its expectation that it will produce the least amount of variability during the year.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Stockholders’ Equity
Stock Option Activity

In May 2013, the Company’s stockholders approved a new stock incentive plan authorizing an additional 1.6 million shares, plus remaining available shares under a prior plan for issuance under the new plan. Combined with the legacy stock incentive plans, there are approximately 1.4 million shares available for grant as of March 31, 2015.
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
Restricted Stock Units
The following table summarizes RSU activity for the three months ended March 31, 2015 (number of units and aggregate intrinsic value in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregated Intrinsic Value
Units outstanding, beginning of year	1,226	$13.23
Granted	295	26.75
Released	(249)	10.83
Forfeited	(23)	12.84
Units outstanding, end of period	1,249	16.91	$30,104
Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the period, which was $24.11 per share, multiplied by the number of restricted stock units outstanding. As of March 31, 2015, there was $17.5 million in unrecognized compensation costs related to RSUs under the Company's stock plans. The Company expects to recognize the cost related to the RSUs over a weighted average period of 2.98 years. RSUs are released when vesting requirements are met.
In the three months ended March 31, 2015, the Company granted approximately 36,101 performance-based RSUs, which are included in the table above. As of March 31, 2015, the performance criteria has not been met for any of the 0.1 million performance-based RSUs outstanding. Certain of the performance-based RSUs granted in 2015 and 2014 contain provisions whereby the amount of RSUs that ultimately vest is dependent upon the level of achievement of performance metrics. The amount of RSUs included in the table above related to such grants is the target level, which is the Company's best estimate of the amount of RSUs that will vest. The maximum additional number of RSUs that could be earned is approximately 0.1 million, which are not included in the table above.
Certain RSUs that vested in the three months ended March 31, 2015 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld were approximately 7,552 and had a value of approximately $0.2 million on their respective vesting dates as determined by the Company’s closing stock price. Payments for the employees’ tax obligations are reflected as a financing activity within the statement of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the amount of shares that would have otherwise been issued as a result of the vesting.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Activity
The following table summarizes stock option activity for the three months ended March 31, 2015 (number of units and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregated Intrinsic Value
Options outstanding, beginning of year	1,641	$5.26
Granted	—	—
Exercised	(107)	5.65
Expired / terminated (a)	—	5.52
Options outstanding, end of period	1,534	5.23	4.25	$28,962
Options exercisable, end of period	1,500	5.24	4.26	28,311
Options expected to vest, end of period	28	4.74	3.73	539
(a) Actual units terminated during the period was 251, which displayed as zero due to rounding.
Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of the Company's common stock of $24.11 on March 31, 2015. The intrinsic value of options exercised for the three months ended March 31, 2015 and 2014 was $2.1 million and $12.6 million, respectively. As of March 31, 2015, total unrecognized stock-based compensation expense related to unvested stock options was approximately $12,065, which is expected to be recognized over a remaining weighted average period of approximately nine months. Options expected to vest are presented net of forfeitures. As of March 31, 2015, total options outstanding includes approximately 0.3 million performance-based stock options, of which approximately 30,600 were unvested and 25,000 are expected to vest, and the Company expects to recognize $7,000 of expense related to these performance-based stock options over a remaining period of nine months.

Stock-based Compensation Expense
When granted, the Company calculates the fair value of stock options using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected life and risk-free interest rates. No options were awarded during the three months ended March 31, 2015 or 2014. The estimated fair value of stock-based compensation awards is amortized to expense on a straight-line basis over the service periods. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s forfeiture rate was calculated based on its historical experience of awards which ultimately vested.

	Three Months Ended March 31,
	2015	2014
Cost of products sold and services delivered	$70	$22
Sales, general and administrative expenses	934	711
Research and development expenses	540	444
Total stock-based compensation	$1,544	$1,177
Total stock-based compensation expense recognized in the statements of operations for the three months ended March 31, 2015 and 2014 includes $48,000 and $8,000, respectively, related to ISOs for which no tax benefit is recognized.
Stock Repurchase Plan

In May 2014, the Company announced that TASER’s Board of Directors authorized a stock repurchase program to acquire up to $30.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. There were no stock repurchase transactions during the quarter ended March 31, 2015. As of March 31, 2015, $7.6 million remains available under the plan for future purchases.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Line of Credit
The Company has a $10.0 million revolving line of credit with a domestic bank. At March 31, 2015 and December 31, 2014, there were no borrowings under the line. As of March 31, 2015, the Company had letters of credit outstanding of approximately $7,000 under the facility and available borrowing of approximately $10.0 million. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates (currently LIBOR plus 1.5% or Prime less 0.75%). The line of credit matures on July 31, 2016, and requires monthly payments of interest only. The Company’s agreement with the bank requires it to comply with certain financial and other covenants including maintenance of a maximum leverage ratio and minimum fixed charge coverage ratio. The leverage ratio (ratio of total liabilities to tangible net worth) can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At March 31, 2015, the Company’s tangible net worth ratio was 0.41:1 and its fixed charge coverage ratio was 2.80:1. Accordingly, the Company was in compliance with these covenants.
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
In 2009, the Company implemented new risk management strategies, including revisions to product warnings and training to better protect both the Company and its customers from litigation based on ‘failure to warn’ theories – which comprise the vast majority of the cases against the Company. These risk management strategies have been highly effective in reducing the rate and exposure from litigation post-2009. From the third quarter of 2011 to the first quarter of 2015, product liability cases have been reduced from 55 active to 12 active cases.

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

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Discovery Phase
Derbyshire	Nov-09	Ontario, Canada Superior Court of Justice	Officer Injury	Discovery Phase
Thompson	Mar-10	11th Judicial Circuit Court, Miami-Dade County, FL	Suspect Injury During Arrest	Pleading Phase
Doan	Apr-10	The Queen's Bench Alberta, Red Deer Judicial Dist.	Wrongful Death	Discovery Phase
Shymko	Dec-10	The Queen's Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase
Ramsey	Jan-12	17th Judicial Circuit Court, Broward County, FL	Wrongful Death	Discovery Phase
Firman	Apr-12	Ontario, Canada Superior Court of Justice	Wrongful Death	Pleading Phase
Ricks	May-12	US District Court, WD LA	Wrongful Death	Motion Phase, trial scheduled June 2015
Schrock	Sep-14	San Bernardino County Superior Court, CA	Wrongful Death	Pleading Phase
Moore	Nov-14	St. Louis County Circuit Court, MO	Wrongful Death	Pleading Phase
Jones	Jan-15	Los Angeles County Superior Court, CA	Suspect Injury	Pleading Phase
McKelvey	Apr-15	US District Court, OR	Wrongful Death	Pleading Phase
In addition, other product litigation matters in which the Company is involved that are currently on appeal are listed below:

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Mitchell	Apr-12	US District Court, ED MI	Wrongful Death	Notice of Appeal filed August 2014

Cases that were dismissed or judgment entered during the first quarter of 2015 and through the filing date of this Quarterly Report on Form 10-Q are listed in the table below. Cases that were dismissed or judgment entered in prior fiscal quarters are not included in this table.

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Juran	Dec-10	Hennepin County District Court, 4th Judicial District, MN	Officer Injury	Dismissed
Miller	Jan-13	New Castle County Superior Court, DE	Wrongful Death	Dismissed
Rascom	Apr-14	US District Court, AZ	Wrongful Death	Dismissed
Thomas (Pikes)	Oct-08	US District Court, WD LA	Wrongful Death	Dismissed
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

Policy Year	Policy Start Date	Policy End Date	Insurance Coverage	Deductible Amount	Defense Costs Covered	Remaining Insurance Coverage	Active Cases and Cases on Appeal
2004	12/1/2003	12/1/2004	$2.0	$0.1	N	$2.0	n/a
2005	12/1/2004	12/1/2005	10.0	0.3	Y	7.0	n/a
2006	12/1/2005	12/1/2006	10.0	0.3	Y	3.7	n/a
2007	12/1/2006	12/1/2007	10.0	0.3	Y	8.0	n/a
2008	12/1/2007	12/15/2008	10.0	0.5	Y	—	Koon
2009	12/15/2008	12/15/2009	10.0	1.0	N	10.0	Derbyshire
2010	12/15/2009	12/15/2010	10.0	1.0	N	10.0	Thompson, Shymko, Doan
2011	12/15/2010	12/15/2011	10.0	1.0	N	10.0	n/a
Jan-Jun 2012	12/15/2011	6/25/2012	7.0	1.0	N	7.0	Ramsey, Mitchell, Firman, Ricks
Jul-Dec 2012	6/25/2012	12/15/2012	12.0	1.0	N	12.0	n/a
2013	12/15/2012	12/15/2013	12.0	1.0	N	12.0	n/a
2014	12/15/2013	12/15/2014	11.0	4.0	N	11.0	Schrock, Moore
2015	12/15/2014	12/15/2015	10.0	5.0	N	10.0	Jones, McKelvey

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Litigation
None.
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

Based on our assessment of outstanding litigation and claims as of March 31, 2015, the Company has determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.
11. Related Party Transactions

The Company engages Dr. Mark Kroll, a member of the Board of Directors, to provide consulting services. The expenses related to these services were approximately $41,000 and $31,000 for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and December 31, 2014, the Company had accrued liabilities of approximately $21,000 and $8,000, respectively, related to these services.
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
Contributions to the plans are made by both the employee and the Company. Company contributions are based on the level of employee contributions and are immediately vested. The Company’s matching contributions to the plan for the three months ended March 31, 2015 and 2014, were approximately $0.4 million and $0.2 million, respectively. The Company expects to make contributions to the non-qualified deferred compensation plan related to the three months ended March 31, 2015, of approximately $16,000. Future matching or profit sharing contributions to the plans are at the Company’s sole discretion.

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
Information relative to the Company’s reportable segments is as follows (in thousands):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	TASER Weapons	AXON	Total	TASER Weapons	AXON	Total
Product sales	$38,341	$4,502	$42,843	$32,475	$3,038	$35,513
Service revenue	—	1,919	1,919	—	672	672
Net sales	38,341	6,421	44,762	32,475	3,710	36,185
Cost of products sold	11,081	3,148	14,229	10,918	2,656	13,574
Cost of services delivered	—	665	665	—	403	403
Gross margin	27,260	2,608	29,868	21,557	651	22,208
Sales, general and administrative	10,705	3,860	14,565	11,289	2,457	13,746
Research and development	1,190	3,368	4,558	817	2,789	3,606
Income (loss) from operations	$15,365	$(4,620)	$10,745	$9,451	$(4,595)	$4,856
Purchase of property and equipment	$347	$77	$424	$697	$102	$799
Purchase of intangible assets	46	4	50	67	—	67
Depreciation and amortization	530	87	617	1,078	84	1,162

14. Subsequent Event

On May 5, 2015, the Company entered into a definitive agreement wherein the Company will acquire all of the outstanding capital stock of MediaSolv Solutions Corporation (“MediaSolv”), a Delaware corporation. MediaSolv provides digital evidence management solutions to law enforcement agencies that allows for multiple sources of evidence to be digitized, stored, searched, retrieved and viewed within a single digital library. The acquisition will allow the Company to leverage MediaSolv’s existing technologies and relationships to further strengthen its position in the market. The acquisition will be accounted for in the second quarter of fiscal 2015 using the acquisition method in accordance with ASC 805, Business Combinations. Accordingly, the identifiable assets acquired and liabilities assumed shall be measured at their acquisition-date fair value. Operating results will be included in the Company’s consolidated financial statements from the effective date of the acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of March 31, 2015, and results of operations for the three months ended March 31, 2015 and 2014. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: our intentions about future development efforts and activities, including our intentions to invest in research and development as well as the development of new product and service lines and enhanced features for our existing product and service lines; that fixed costs as a percentage of net sales in the AXON segment will decline; that gross margins in the AXON segment will be lower in the near-term; that selling, general and administrative expense will increase in 2015; our belief that customers will honor multi-year contracts despite the existence of appropriations (or similar) clauses; the sufficiency and availability of our liquid assets and capital resources; our plans for our Netherlands international headquarters facility; that the Company’s future income will trend upward; our litigation strategy, including the outcome of legal proceedings in which we are currently involved; and the impact of recently adopted and future accounting standards. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward looking statements herein. Such factors include, but are not limited to: market acceptance of our products; our dependence on sales of our TASER X26P and X2 CEWs; the acceptance of our EVIDENCE.com software model; our ability to design, introduce and sell new products; delays in development schedules; rapid technological change and competition; product defects; breach of our security measures resulting in unauthorized access to customer data; outages and disruptions relating to our EVIDENCE.com service; budgetary and political constraints of prospects and customers; our exposure to cancellations of government contracts due to appropriation clauses; the length of our sales cycle and our ability to realize benefits from our marketing and selling efforts; the long-term revenue recognition cycle for our SaaS EVIDENCE.com product; litigation risks resulting from alleged product-related injuries and media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; the outcome of pending or future litigation; our ability to protect our intellectual property; intellectual property infringement claims and relating litigation costs; competition in foreign countries relating to foreign patents; our successful identification of existing intellectual property rights that might infringe on our developments; risks of governmental regulations, including regulations of our products by the United States Consumer Product Safety Commission, regulation of our products as a "crime control" product by the Federal government, state and local government regulation and foreign regulation and the adverse effects that could result from our products being classified as firearms by the United States Bureau of Alcohol and Firearms; regulatory and political challenges presented by international markets;  our compliance with regulations governing the environment, including but not limited to, regulations within the European Union; new regulations relating to conflict minerals; our dependence on third party suppliers for key components of our products; component shortages; rising costs of raw materials and transportation relating to petroleum prices; that we may experience declines in gross margins due to a shift in product sales from CEW to AXON devices; our anticipation that certain orders will be completed; our ability to manage our growth and increase manufacturing production to meet demand; establishment and expansion of our direct and indirect distribution channels; our ability to pursue sales directly with customers; risks relating to acquisitions and joint ventures; catastrophic events; fluctuations in quarterly operating results; fluctuations in our effective tax rate; foreign currency fluctuations; counter-party risks relating to cash balances held in excess of FDIC insurance limits; increases in Euro denominated expenses; employee retention risks and other factors identified in documents filed by us with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2014.

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

Results of Operations
The following table presents data from our statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended March 31,
	2015		2014
Net sales	$44,762	100.0%	$36,185	100.0%
Cost of products sold and services delivered	14,894	33.3	13,977	38.6
Gross margin	29,868	66.7	22,208	61.4
Operating expenses:
Sales, general and administrative	14,565	32.5	13,746	38.0
Research and development	4,558	10.2	3,606	10.0
Total operating expenses	19,123	42.7	17,352	48.0
Income from operations	10,745	24.0	4,856	13.4
Interest and other (expense) income, net	(65)	(0.1)	30	0.1
Income before provision for income taxes	10,680	23.9	4,886	13.5
Provision for income taxes	3,475	7.8	1,495	4.1
Net income	$7,205	16.1%	$3,391	9.4%
Net sales to the U.S. and other countries are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2015		2014
United States	$35,501	79.3%	$25,576	70.7%
Other Countries	9,261	20.7	10,609	29.3
Total	$44,762	100.0%	$36,185	100.0%

Net Sales
Net sales by product line were as follows for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,				Dollar Change	Percent Change
	2015		2014
TASER Weapons segment:
TASER X26P	$15,072	33.7%	$7,874	21.8%	$7,198	91.4%
TASER X2	8,527	19.0	3,750	10.4	4,777	127.4
TASER X26	2,469	5.5	7,002	19.4	(4,533)	(64.7)
TASER C2	489	1.1	469	1.3	20	4.3
TASER M26	154	0.3	200	0.6	(46)	(23.0)
TASER XREP	—	—	2,531	7.0	(2,531)	(100.0)
Single cartridges	9,002	20.1	8,647	23.9	355	4.1
Extended warranties including TAP	2,008	4.5	1,313	3.6	695	52.9
Other	620	1.4	689	1.9	(69)	(10.0)
TASER Weapons segment	38,341	85.7	32,475	89.7	5,866	18.1
AXON segment:
AXON solutions	3,269	7.3	1,323	3.7	1,946	147.1
EVIDENCE.com	1,919	4.3	672	1.9	1,247	185.6
TASER Cam	978	2.2	1,465	4.0	(487)	(33.2)
Other	255	0.6	250	0.7	5	2.0
AXON segment	6,421	14.3	3,710	10.3	2,711	73.1
Total net sales	$44,762	100.0%	$36,185	100.0%	$8,577	23.7
Net unit sales for the TASER Weapons handles and other products and AXON segment products are as follows:

	Three Months Ended March 31,
	2015	2014	Unit Change	Percent Change
TASER X26P	17,246	9,059	8,187	90.4%
TASER X2	7,726	3,416	4,310	126.2
TASER X26	2,238	7,009	(4,771)	(68.1)
TASER M26	505	495	10	2.0
TASER C2	1,955	2,020	(65)	(3.2)
Cartridges	370,660	369,516	1,144	0.3
AXON flex	3,815	1,577	2,238	141.9
AXON body	5,860	2,593	3,267	126.0
TASER Cam	2,111	2,494	(383)	(15.4)
Net sales were $44.8 million and $36.2 million for the three months ended March 31, 2015 and 2014, respectively, an increase of $8.6 million or 23.7%. Net sales for the TASER Weapons segment were $38.3 million and $32.5 million for three months ended March 31, 2015 and 2014, respectively, an increase of $5.9 million or 18.1%. Net sales for the AXON segment were $6.4 million and $3.7 million for the three months ended March 31, 2015 and 2014, respectively, an increase of $2.7 million or 73.1%.
The increase in net sales for the three months ended March 31, 2015 compared to same period in 2014 in the TASER Weapons segment was primarily driven by increased adoption of the TASER X26P smart weapon, as customers continue to upgrade their legacy CEWs to the new X26P and TASER X2 smart weapons. In the AXON segment, the increase in net sales was driven by the continued adoption of the AXON on-officer cameras and EVIDENCE.com application in the law enforcement markets. International customers continued to be a steady contributor to the results with $9.3 million in the three months ended March 31, 2015 versus $10.6 million in the same period in 2014. To further strengthen our international presence, during 2014, the Company established TASER International, B.V. located in Amsterdam, Netherlands, that will serve as our international headquarters to facilitate transactions with existing customers as well as allow for continued expansion into other foreign markets. This location will have full-time personnel functioning in sales and marketing, training, finance and other administrative roles.

To gain more immediate feedback regarding activity for AXON camera products and EVIDENCE.com services, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales), net of cancellations, placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Some bookings will be invoiced in subsequent years. Due to municipal government funding rules, certain of the future year amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although TASER has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be completed, if agencies do not appropriate funds in future year budgets, or enact a cancellation clause, revenue associated with these bookings will not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to EVIDENCE.com and the AXON product line were $22.9 million and $5.9 million during the three months ended March 31, 2015 and 2014, respectively.
Cost of Products Sold and Services Delivered
Cost of products sold and services delivered was $14.9 million and $14.0 million for the three months ended March 31, 2015 and 2014, respectively, an increase of $0.9 million or 6.6%. As a percentage of net sales, cost of products sold and services delivered decreased to 33.3% for the three months ended March 31, 2015 compared to 38.6% during the same period in 2014.
Within the TASER Weapons segment, cost of products sold increased $0.2 million, or 1.5%, to $11.1 million for the three months ended March 31, 2015, compared to $10.9 million in 2014, but decreased as a percentage of sales to 28.9% from 33.6%. The net decrease in cost of products sold as a percent of sales primarily reflects increased leverage of fixed overhead costs due to higher production levels, higher average selling prices, as well as the completion of the depreciation of the automated cartridge production line at the end of the fourth quarter 2014.
Within the AXON segment, cost of products sold and services delivered were $3.8 million for the three months ended March 31, 2015, an increase of $0.8 million, or 24.6% from the same period in 2014. The increase was driven by growing sales in this segment, increased data storage costs as more agencies utilize EVIDENCE.com, as well as growth in the newly established professional services team. Cost of products sold and services delivered as a percentage of sales decreased to 59.4% for the three months ended March 31, 2015 from 82.5% for the same period in 2014. The decrease was driven by higher sales and by improvements to our EVIDENCE.com SaaS margins. There are a number of fixed costs for the AXON segment which, as we generate additional traction in the business, we expect to remain relatively stable and should allow for lower cost of services delivered as a percentage of service revenue.
Gross Margin
Gross margin increased $7.7 million to $29.9 million for the three months ended March 31, 2015 compared to $22.2 million for 2014. As a percentage of net sales, gross margin increased to 66.7% for the three months ended March 31, 2015 compared to 61.4% for the three months ended March 31, 2014. The increase is attributable to strong sales and margins in the Weapons segment, and also improved margins in the AXON segment as it continues to scale and leverage fixed costs. Gross margin also improved due increased leveraging of fixed overhead costs, as the Company accelerated production activity to replenish its safety stock of inventory in anticipation of higher future sales volumes. As a percentage of net sales, gross margin for the TASER Weapons segment was 71.1% and 66.4% for the three months ended March 31, 2015 and 2014, respectively, while the same measure for these periods for the AXON segment were 40.6% and 17.5%, respectively. The Company is continuing to see improvements in margins for the Weapons and AXON segments individually, due primarily to additional leveraging of fixed costs and higher average selling prices. However, as the AXON segment continues to become a greater percentage of total sales, the Company may experience a decrease in overall margins as a percentage of sales.

Sales, General and Administrative Expenses
Sales, general and administrative (“SG&A”) expenses were comprised as follows for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2015	2014
Salaries, benefits and bonus	$5,363	$4,189	$1,174	28.0%
Stock-based compensation	933	704	229	32.5
Legal, professional and accounting	1,465	2,700	(1,235)	(45.7)
Sales and marketing	2,205	2,093	112	5.4
Consulting and lobbying services	1,170	792	378	47.7
Travel and meals	1,272	1,136	136	12.0
Building	774	739	35	4.7
Supplies	556	392	164	41.8
Depreciation and amortization	325	301	24	8.0
Liability insurance	312	315	(3)	(1.0)
Other	190	385	(195)	(50.6)
Total sales, general and administrative expenses	$14,565	$13,746	$819	6.0
Sales, general, and administrative as a percentage of net sales	32.5%	38.0%
SG&A expenses were $14.6 million and $13.7 million for the three months ended March 31, 2015 and 2014, respectively, an increase of $0.8 million or 6.0%. As a percentage of total net sales, SG&A expenses decreased to 32.5% for for the three months ended March 31, 2015 compared to 38.0% for the same period in 2014.
Within the TASER Weapons segment, SG&A decreased $0.6 million, or 5.2%, to $10.7 million during the three months ended March 31, 2015 as compared to $11.3 million for three months ended March 31, 2014. Salaries, benefits, bonus and stock-based compensation in the TASER Weapons increased approximately $0.3 million during the three months ended March 31, 2015 compared to the same period in 2014 partially due to increased international, telesales, and support sales staff. General office operating expenses increased marginally during the quarter, but were more than offset by decreases in legal, professional and accounting fees of approximately $1.2 million and decreased sales and marketing expenses of $0.1 million during the three months ended March 31, 2015 as compared to the same period in 2014.
Within the AXON segment, SG&A increased $1.4 million, or 57.1%, to $3.9 million during the three months ended March 31, 2015 as compared to the same period in 2014. Salaries, benefits, bonus and stock-based compensation in the AXON segment increased $0.8 million as the Company continues to hire engineering and software development personnel to continue growing product offerings within the AXON segment. Sales and marketing expenses in the AXON segment also increased approximately $0.2 million during the three months ended March 31, 2015 as compared to 2014 as the Company continues its marketing efforts to increase customer awareness of the benefits of EVIDENCE.com and ultimately lead to sales growth in future periods. Increases were also experienced in lobbying and consulting fees of approximately $0.3 million.
The Company expects to see increases in SG&A throughout the remainder of 2015 as it plans to continue investing in customer-facing positions both domestically and internationally along with increased investments in sales and marketing.
Research and Development Expenses
Research and development (“R&D”) expenses were $4.6 million and $3.6 million for the three months ended March 31, 2015 and 2014, respectively, an increase of $1.0 million, or 26.4%. As a percentage of net sales, R&D remained consistent at 10.2% and 10.0% for the three months ended March 31, 2015 and 2014, respectively. The Company's TASER Weapons and AXON segments made up $0.4 million and $0.6 million of the total increase, respectively, as the Company continues to develop its future product offerings.

Provision for Income Taxes
The provision for income taxes was $3.5 million for the three months ended March 31, 2015, which was an effective tax rate of 32.6%. Our estimated full year effective income tax rate for 2015, before discrete period adjustments, is approximately 32.9%, which is below the statutory rate due to the impact of the domestic production activities deduction, as well as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, but also increased by the impact of state taxes and non-deductible expenses for items such as ISO stock option expense, meals and entertainment, and lobbying fees. The Company has nearly completed the full implementation of its new international structure, which is new for 2015.  In accounting for the income tax effects of this new structure, the Company has recognized income tax expense in the current quarter based on the results it expects for the full year.  Actual results could be different, impacting the Company’s income tax expense in future quarters.  The Company has chosen this method, from among those available to it, because of its expectation that it will produce the least amount of variability during the year.
Net Income
Our net income improved by $3.8 million to $7.2 million for the three months ended March 31, 2015 compared to $3.4 million for the same period in 2014. Net income per basic share was $0.14 and $0.13 per diluted share, respectively, for the three months ended March 31, 2015 compared to $0.06 per basic and diluted share for 2014.

Liquidity and Capital Resources
Summary
As of March 31, 2015, we had $104.8 million of cash, cash equivalents and investments, an increase of $14.3 million from the end of 2014.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years (in thousands):

	Three Months Ended March 31,
	2015	2014
Operating activities	$13,008	$4,310
Investing activities	(16,708)	(12,308)
Financing activities	2,081	10,852
Effect of exchange rate changes on cash and cash equivalents	100	8
Net (decrease) increase in cash and cash equivalents	$(1,519)	$2,862
Operating activities
Net cash provided by operating activities in the first three months of 2015 of $13.0 million consisted of $7.2 million in net income, the net add-back of non-cash income statement items totaling $0.9 million, and a positive $4.9 million net change in operating assets and liabilities. Included in the non-cash items are $0.6 million in depreciation and amortization expense and $1.5 million in stock-based compensation expense. These additions were partially offset by an $1.7 million reduction related to excess tax benefit from stock-based compensation that is treated as a financing activity for cash flow purposes. The most significant increases to the portion of cash from operating activities related to the changes in operating assets and liabilities were a $9.7 million decrease in accounts receivable and an increase in deferred revenue of $1.4 million. Of the increase in deferred revenue, $1.7 million resulted from increased hardware deferred revenue from TASER Assurance Program ("TAP") sales, which was offset by decreases of $0.3 million related to warranties and $0.2 million related to prepayments for AXON SaaS services. These increases to operating cash flow were partially offset by an increase in inventory of $4.5 million in anticipation of higher sales for the remaining nine months of 2015.

Net cash provided by operating activities in the first three months of 2014 of $4.3 million was primarily driven by $3.4 million of net income for the period, adjusted for the net add-back of non-cash expenses of $3.6 million, including depreciation and amortization expense of $1.2 million, deferred income taxes of $6.4 million and stock-based compensation expense of $1.2 million, offset by a $4.7 million reduction related to excess tax benefit from stock-based activities. Cash from operating activities reflected a net decrease of $2.6 million related to the net change in assets and liabilities and $1.3 million related to the provision for unrecognized tax benefits. The net decrease in operating cash was primarily driven by an increase in prepaid expenses and other assets of $4.6 million, and increased inventory of $2.1 million. The increase in inventory was due to normal timing fluctuations and anticipated sales. Offsetting these reductions to operating cash inflows was an increase to operating cash flow of $1.3 million resulting from an increased balance of deferred revenue. Of the increase in deferred revenue approximately $0.6 million resulted from growing warranty sales and $0.4 million resulted from increased AXON products and services. Additionally, increases to operating cash flows came from the reduction in accounts and notes receivable of $2.0 million, and the increase in accounts payable and accrued liabilities of $1.6 million.

Investing activities
Primarily as a result of investing cash generated from operating activities, we used $16.7 million for investing activities during the first three months of 2015. Purchases of investments, net of calls and maturities, were $16.2 million. The Company also invested $0.5 million in the purchase of property and equipment and intangible assets.

We used $12.3 million for investing activities during the first three months of 2014 primarily as a result of investing cash generated from operating activities. Purchases of investments, net of calls and maturities, were $11.4 million. The Company also invested $0.9 million in the purchase of property and equipment and intangibles.
Financing activities
Net cash provided by financing activities was $2.1 million during the first three months of 2015. This was comprised primarily of $0.6 million of proceeds from the exercise of stock options and $1.7 million of excess tax benefit from stock proceeds offset by $0.2 million of payroll taxes paid by the Company on behalf of employees who net-settled stock awards during the period.
During the first three months of 2014, net cash provided by financing activities was $10.9 million primarily attributable to proceeds from employee stock option exercises.
Liquidity and Capital Resources
Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. In addition, our $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates currently LIBOR plus 1.5% or Prime less 0.75%. At March 31, 2015 and December 31, 2014, there were no borrowings under the line. As of March 31, 2015, we had letters of credit outstanding of $7,000, leaving the net amount available for borrowing of approximately $10.0 million. The facility matures on July 31, 2016. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.
Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of a maximum leverage ratio and minimum fixed charge coverage ratio. The leverage ratio (ratio of total liabilities to tangible net worth) can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At December 31, 2015, the Company’s tangible net worth ratio was 0.41:1 and its fixed charge coverage ratio was 2.80:1. Accordingly, the Company was in compliance with these covenants.
Based on our strong balance sheet and the fact that we had less than $0.1 million in total long-term debt and capital lease obligations at March 31, 2015, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.
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
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as of March 31, 2015.

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
Product Warranties
The Company warranties its CEWs, AXON cameras and E-Docks from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for our standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. We estimate future warranty costs based on historical data related to returns and warranty costs on a quarterly basis and apply this rate to current product anticipated returns from our customers. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. The accrued warranty liability is reviewed quarterly to evaluate whether it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of March 31, 2015 and December 31, 2014, our reserve for warranty returns was approximately $0.5 million and $0.7 million, respectively. Warranty (recovery) expense for the three months ended March 31, 2015 and 2014 was $(34,000) and $0.3 million, respectively. The decrease in warranty reserve and related expense was primarily driven by the Company's completion of its replacement program for existing ETM units in the field being upgraded to the newer E-Dock product line.
Revenue related to separately-priced extended warranties is recorded as deferred revenue at its contractual amount and subsequently recognized in net sales on a straight-line basis over the delivery period. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.
Inventory
Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities and a determination of what costs are considered to be abnormal fixed production costs, which are expensed as current period charges. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory increased to $1.6 million at March 31, 2015, compared to $1.4 million at December 31, 2014. This increase was attributable primarily related to reserves on components the Company may not be able to use in production of certain AXON camera products. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves may be necessary.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $10.5 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2015 tax years. Management determined that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, has established a liability for unrecognized tax benefits of $3.2 million as of March 31, 2015. In addition, we established a $0.2 million liability related to uncertain tax positions for certain state income tax liabilities, for a total unrecognized tax benefit at March 31, 2015 of $3.4 million. The Company is currently under an IRS audit for the tax year 2012, and as of March 31, 2015, management believes it is reasonably possible that the amount of unrecognized tax benefits may decrease by as much as $0.5 million in the next 12 months.  Should the unrecognized tax benefit of $3.4 million be recognized, the Company’s effective tax rate would be favorably impacted. Approximately $1.7 million of the unrecognized tax benefit associated with research and development credits has been netted against the research and development credit deferred tax asset. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

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
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of March 31, 2015, the Company would need to generate approximately $47.1 million of pre-tax book income in order to realize the net deferred tax assets for which a benefit has been recorded. This estimate considers the reversal of approximately $5.1 million of taxable temporary differences, which produce $1.9 of deferred tax liabilities. We also have state NOLs of $0.2 million, which expire at various dates between 2024 and 2031, and which produce deferred tax assets of approximately $5,000. We anticipate the Company’s future income to continue to trend upward from our 2015 results, with sufficient pre-tax book income to realize a large portion of our deferred tax assets. As such, we have not recorded a valuation allowance on our deferred tax assets as of March 31, 2015, with the exception of a reserve of approximately $0.5 million that has been recorded due to specific income projections in years in which certain tax assets are set to expire.
Stock-Based Compensation
We have historically granted stock-based compensation to key employees and non-employee directors as a means of attracting and retaining quality personnel. We have utilized restricted stock units and stock options; however, no stock options have been issued subsequent to fiscal 2011. The fair value of restricted stock units is estimated as the closing price of our common stock on the date of grant. We estimate the fair value of granted stock options by using the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (forfeitures). The expense for both restricted stock units and stock options is recorded over the life of the grant, net of forfeitures.
We have granted a total of approximately 1.6 million performance-based awards (options and restricted stock units) of which approximately 0.5 million are outstanding as of March 31, 2015, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance. These awards will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in our statements of operations.
Contingencies and Accrued Litigation Expense
We are subject to the possibility of various loss contingencies including product-related litigation, arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Refer to Note 10 of our condensed consolidated financial statements for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit and corporate and municipal bonds with a typical long-term debt rating of “AA” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. As of March 31, 2015, we estimate that a 10 basis point increase or decrease in interest rates would result in a change in the fair market value of these instruments of less than $0.1 million and would result in a change in annual interest income of less than $0.1 million.
Additionally, we have access to a line of credit borrowing facility which bears interest at varying rates, currently at LIBOR plus 1.5% or Prime less 0.75%. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $7,000 at March 31, 2015. At March 31, 2015, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was approximately $10.0 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The discussion of legal proceedings in Note 10 to the unaudited condensed consolidated financial statements included in PART I, ITEM 1 of this Form 10-Q is incorporated by reference herein.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, under the heading “Risk Factors,” which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially, adversely affect our business, financial condition and/or operating results. Except as disclosed below, there has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Unanticipated changes in our effective tax rate and additional tax liabilities may impact our operating results

We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits related to exercises and vesting of stock-based expense, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them and the applicability of withholding taxes.

We are subject to tax examinations in multiple jurisdictions. While we regularly evaluate new information that may change our judgment resulting in recognition, derecognition or change in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our operating results and financial position.

Our tax provision could also be impacted by changes in federal, state or international tax laws including fundamental tax law changes applicable to corporate multinationals currently being considered by many countries including the United States as well as several European countries.

Additionally, we may be subject to additional tax liabilities due to changes in non-income taxes resulting from changes in federal, state or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to the business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.

Date:	May 8, 2015
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer, Director

Date:	May 8, 2015	By:	/s/ DANIEL M. BEHRENDT
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Index to Exhibits

Exhibit Number	Description
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document