Form 10-Q
period 2015-06-30
TASER INTERNATIONAL INC
filed 2015-08-06
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2015 was 53,881,744.

TASER INTERNATIONAL, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TASER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,354	$48,367
Short-term investments	46,252	32,774
Accounts and notes receivable, net of allowance of $250 and $251 as of June 30, 2015 and December 31, 2014, respectively	25,753	30,735
Inventory, net	23,687	18,323
Prepaid expenses and other current assets	10,068	4,443
Deferred income tax assets, net	5,186	5,186
Total current assets	151,300	139,828
Property and equipment, net of accumulated depreciation of $34,881 and $33,906 as of June 30, 2015 and December 31, 2014, respectively	18,231	17,523
Deferred income tax assets, net	10,398	10,877
Intangible assets, net	7,085	3,115
Goodwill	7,786	2,206
Long-term investments	12,377	9,296
Other assets	4,976	2,523
Total assets	$212,153	$185,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,477	$7,682
Accrued liabilities	6,605	9,245
Current portion of deferred revenue	16,249	14,020
Customer deposits	1,322	988
Current portion of capital lease payable	40	38
Total current liabilities	31,693	31,973
Deferred revenue, net of current portion	22,725	21,668
Liability for unrecognized tax benefits	1,152	1,471
Long-term deferred compensation	1,739	1,121
Long-term contingent consideration	950	—
Long-term portion of capital lease payable	9	29
Total liabilities	58,268	56,262
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 53,865,918 and 53,000,867 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	174,015	162,641
Treasury stock at cost, 18,139,958 shares as of June 30, 2015 and December 31, 2014	(114,645)	(114,645)
Retained earnings	94,353	81,045
Accumulated other comprehensive income	161	64
Total stockholders’ equity	153,885	129,106
Total liabilities and stockholders’ equity	$212,153	$185,368
The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$46,713	$37,175	$91,475	$73,360
Cost of products sold and services delivered	15,990	13,961	30,884	27,938
Gross margin	30,723	23,214	60,591	45,422
Operating expenses:
Sales, general and administrative	15,443	13,547	30,008	27,293
Research and development	5,906	3,455	10,464	7,061
Total operating expenses	21,349	17,002	40,472	34,354
Income from operations	9,374	6,212	20,119	11,068
Interest and other income, net	99	42	34	72
Income before provision for income taxes	9,473	6,254	20,153	11,140
Provision for income taxes	3,370	2,370	6,845	3,865
Net income	$6,103	$3,884	$13,308	$7,275
Net income per common and common equivalent shares:
Basic	$0.11	$0.07	$0.25	$0.14
Diluted	$0.11	$0.07	$0.24	$0.13
Weighted average number of common and common equivalent shares outstanding:
Basic	53,644	53,383	53,407	53,287
Diluted	54,800	54,755	54,662	54,928

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$6,103	$3,884	$13,308	$7,275
Foreign currency translation adjustments	8	5	97	15
Comprehensive income	$6,111	$3,889	$13,405	$7,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$13,308	$7,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,362	2,267
Loss on write-down / disposal of property and equipment, net	—	17
Loss on disposal of intangibles	165	126
Bond premium amortization	826	428
Change in provision for doubtful accounts	(44)	84
Change in provision for excess and obsolete inventory	(85)	15
Change in provision for warranty expense	(19)	426
Stock-based compensation	3,223	2,684
Deferred income taxes	(511)	7,910
Unrecognized tax benefits	(319)	(1,257)
Excess tax benefit from stock-based compensation	(6,245)	(5,516)
Change in assets and liabilities:
Accounts and notes receivable	5,613	(663)
Inventory	(5,244)	(4,017)
Prepaid expenses and other assets	(8,174)	(3,689)
Accounts payable, accrued and other liabilities	3,646	(3,282)
Deferred revenue	3,133	3,920
Customer deposits	334	(766)
Net cash provided by operating activities	10,969	5,962
Cash flows from investing activities:
Purchases of investments	(38,750)	(17,312)
Proceeds from call / maturity of investments	21,365	4,200
Purchases of property and equipment	(1,770)	(1,222)
Purchases of intangible assets	(201)	(109)
Business acquisition, net of cash acquired	(7,840)	—
Net cash used in investing activities	(27,196)	(14,443)
Cash flows from financing activities:
Repurchase of common stock	—	(19,552)
Proceeds from options exercised	2,553	7,372
Payroll tax payments for net-settled stock awards	(647)	(1,190)
Payments on capital lease obligation	(18)	(18)
Excess tax benefit from stock-based compensation	6,245	5,516
Net cash provided by (used in) financing activities	8,133	(7,872)
Effect of exchange rate changes on cash and cash equivalents	81	25
Net decrease in cash and cash equivalents	(8,013)	(16,328)
Cash and cash equivalents, beginning of period	48,367	42,271
Cash and cash equivalents, end of period	$40,354	$25,943

Supplemental disclosure:
Cash paid for income taxes, net	$4,848	$367
Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$205	$75
The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies
TASER International, Inc. (“TASER” or the “Company”) is a developer and manufacturer of advanced conducted electrical weapons (“CEWs”) designed for use by law enforcement, military, corrections, and private security personnel, and by private individuals for personal defense. In addition, the Company has developed full technology solutions for the capture, storage and management of video/audio evidence as well as other tactical capabilities for use in law enforcement. The Company sells its products worldwide through its direct sales force, distribution partners, online store and third-party resellers. The Company was incorporated in Arizona in September 1993, and reincorporated in Delaware in January 2001. The Company’s corporate headquarters and manufacturing facilities are located in Scottsdale, Arizona. The Company’s software development unit facility is located in Seattle, Washington.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, including TASER International Europe SE (“TASER Europe”), TASER International B.V., and MediaSolv Solutions Corporation ("MediaSolv"). All material intercompany accounts, transactions, and profits have been eliminated.
a. Basis of Presentation and Use of Estimates
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended December 31, 2014, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Form 10-K for the year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

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
b. Segment Information
The Company is comprised of two reportable segments: the manufacture and sale of CEWs, accessories and other products and services (the “TASER Weapons” segment); and the video business which includes the TASER Cam, Axon cameras and related accessories, Evidence.com and revenues generated by MediaSolv (the “Axon” segment). Reportable segments are determined based on discrete financial information reviewed by the Company’s Chief Executive Officer who is the Chief Operating Decision Maker (the “CODM”) for the Company. The Company organizes and reviews operations based on products and services, and currently there are no operating segments that are aggregated. The Company performs an annual analysis of its reportable segments. Additional information related to the Company’s business segments is summarized in Note 13.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

c. Geographic Information and Major Customers

For the three and six months ended June 30, 2015 and 2014, net sales by geographic area were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
United States	$38,695	82.8%	$32,155	86.5%	$74,196	81.1%	$57,731	78.7%
Other Countries	8,018	17.2	5,020	13.5	17,279	18.9	15,629	21.3
Total	$46,713	100.0%	$37,175	100.0%	$91,475	100.0%	$73,360	100.0%

Sales to customers outside of the U.S. are typically denominated in U.S. dollars, and are attributed to each country based on the shipping address of the distributor or customer. For the three and six months ended June 30, 2015 and 2014, no individual country outside the U.S. represented more than 10% of net sales. Sales in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of the Company's customers.
For the three and six months ended June 30, 2015 and 2014, no customer represented more than 10% of total net sales. At June 30, 2015 there were no outstanding customer balances representing more than 10% of the aggregate accounts receivable balance. At December 31, 2014, the Company had a trade receivable from one unaffiliated customer comprising 13.4% of the aggregate accounts receivable balance.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per share:
Net income	$6,103	$3,884	$13,308	$7,275
Denominator:
Weighted average shares outstanding - basic	53,644	53,383	53,407	53,287
Dilutive effect of stock-based awards	1,156	1,372	1,255	1,641
Diluted weighted average shares outstanding	54,800	54,755	54,662	54,928
Anti-dilutive stock-based awards excluded	153	361	173	309
Net income per common share:
Basic	$0.11	$0.07	$0.25	$0.14
Diluted	$0.11	$0.07	$0.24	$0.13
e. Revenue Recognition, Deferred Revenue and Accounts and Notes Receivable
The Company derives revenue from two primary sources: (1) the sale of physical products, including CEWs, Axon cameras, corresponding extended warranties, and related accessories such as E-docks, cartridges and batteries, among others, and (2) subscription to the Company's Evidence.com software as a service ("SaaS") (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, the Company also recognizes training and other professional services revenue. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. Extended warranty revenue, SaaS revenue and related data storage revenue are recognized ratably over the term of the contract beginning on the commencement date of each contract.
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
Evidence.com and Axon cameras and related accessories have stand-alone value to the customer and are sometimes sold separately, but in most instances are sold together. In these instances, customers typically purchase and pay for the equipment and one year of Evidence.com in advance. Additional years of service are generally billed annually over a specified service term, which has typically ranged from one to five years. The Company recognizes revenue for the Axon hardware at the time of the sale consistent with the discussion of multiple deliverable arrangements above. Revenue for Evidence.com is deferred at the time of the sale and recognized over the service period. In certain circumstances, not all requirements are met for the recognition of revenue relative to equipment sold in conjunction with Evidence.com at the time the equipment is provided to customers. In such circumstances, based on limitations associated with the allocation of arrangement consideration, part of the revenue for the equipment may be recognized ratably over the specified term of the contract, or when all conditions for revenue recognition are met, if sooner.
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

The Company recently launched the Officer Safety Plan (“OSP”) whereby a customer enters into a five year Evidence.com subscription that includes all of its standard advanced features along with unlimited storage. The OSP also includes a service plan that includes upgrades of the Axon devices every 2.5 years, and includes a TASER CEW at any point within the contract period. Upon entering into the OSP, customers also receive extended warranties on the Axon and CEW devices over the five-year contract periods as well as spare inventory units. Under this program the customer generally makes an initial purchase of Axon cameras and related accessories at inception along with annual installments for services and future hardware deliverables over the contract period. The Company records consideration received related to the future purchase as deferred revenue until all revenue recognition criteria are met, which is generally when the products or services are delivered.
Sales tax collected on sales is netted against government remittances and thus, recorded on a net basis. Training and professional service revenues are recorded as the services are provided.
Deferred revenue consists of payments received in advance related to products and services for which the criteria for revenue recognition have not yet been met. Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as long-term. Deferred revenue does not include future revenue from multi-year contracts for which no invoice has yet been created. Generally, customers are billed in annual installments. See Note 5 for further disclosures about the Company’s deferred revenue.
Sales are typically made on credit, and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition, and maintains an allowance for estimated potential losses. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts and notes receivable are presented net of an allowance for doubtful accounts. This allowance represents management’s best use of estimates, and is based on judgment after considering a number of factors, including third-party credit reports, actual payment history, cash discounts, customer-specific financial information and broader market and economic trends and conditions.

 The Company may, from time to time, enter into agreements with its customers to finance their purchases with a note receivable that may range in terms up to five years. Sales are recorded at the fair value of the note, which is generally sold and assigned to a third-party financing company. The terms of the assignments are such that the Company expects to receive payment within 30 days of the original sale. The assignments are non-recourse and the Company has no obligations or continuing involvement with the notes receivable. Prior to entering into an assignment, the Company evaluates the credit quality and financial condition of the third-party financing company. The Company does not generally record interest income on notes receivable due to minimal

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

holding periods, nor has the Company recognized significant gains or losses upon the assignment of the notes. As of June 30, 2015 the Company had an outstanding balance of $0.1 million related to such arrangements, and as of December 31, 2014 no such balances existed.
f. Standard Warranties
The Company warranties its CEWs, Axon cameras and certain related accessories from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for the standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. Future warranty costs are estimated based on historical data related to returns and warranty costs on a quarterly basis and this rate is applied to current product sales. Historically, reserve amounts have been increased if management becomes aware of a component failure that could result in larger than anticipated returns from customers. The accrued warranty liability expense is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred. The reserve for warranty returns is included in accrued liabilities on the accompanying condensed consolidated balance sheets.
Changes in the Company’s estimated product warranty liabilities are as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Balance, beginning of period	$675	$955
Utilization of accrual	(200)	(303)
Warranty (recovery) expense	(19)	426
Balance, end of period	$456	$1,078
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

The Company has cash equivalents and investments, which at June 30, 2015 and December 31, 2014 were comprised of money market funds, state and municipal obligations, corporate bonds, and certificates of deposits. See additional disclosure regarding the fair value of the Company’s cash equivalents and investments in Note 2. Included in the balance of other assets as of June 30, 2015 and December 31, 2014 was $1.7 million and $1.1 million, respectively, related to corporate-owned life insurance policies which are used to fund the Company’s deferred compensation plan. The Company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.
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

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

h. Valuation of Goodwill, Intangibles and Long-lived Assets

Management evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. Such circumstances could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way products are branded and marketed. In performing the review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. The Company recorded losses on disposal of intangible assets of $0.2 million and $0.1 million during the six months ended June 30, 2015 and 2014, respectively.
i. Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, ASU 2014-09 provides for the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the ASC, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. In July 2015, the FASB voted to amend ASU 2014-09 by proposing a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on its consolidated financial statements.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC Topic No. 718, “Compensation—Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (i) prospectively to all awards granted or modified after the effective date; or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements, however does not expect there to be a material impact at this time.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330)" ("ASU 2015-11"). The amendments require that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements, however does not expect there to be a material impact at this time.
j. Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Cash, Cash Equivalents and Investments
The following tables summarize the Company's cash, cash equivalents, and held-to-maturity investments at June 30, 2015 and December 31, 2014 (in thousands):

	As of June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$37,225	$—	$—	$37,225	$37,225	$—	$—

Level 1:
Money market funds	2,649	—	—	2,649	2,649	—	—
Corporate bonds	34,478	—	(53)	34,425	—	30,038	4,440
Subtotal	37,127	—	(53)	37,074	2,649	30,038	4,440

Level 2:
State and municipal obligations	20,276	19	(3)	20,292	480	13,500	6,296
Certificates of deposit	4,355	—	—	4,355	—	2,714	1,641
Subtotal	24,631	19	(3)	24,647	480	16,214	7,937
Total	$98,983	$19	$(56)	$98,946	$40,354	$46,252	$12,377

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$44,260	$—	$—	$44,260	$44,260	$—	$—

Level 1:
Money market funds	3,932	—	—	3,932	3,932	—	—
Corporate bonds	20,388	—	(34)	20,354	—	15,656	4,732
Subtotal	24,320	—	(34)	24,286	3,932	15,656	4,732

Level 2:
State and municipal obligations	19,145	18	—	19,163	175	15,891	3,079
Certificates of deposit	2,712	—	—	2,712	—	1,227	1,485
Subtotal	21,857	18	—	21,875	175	17,118	4,564
Total	$90,437	$18	$(34)	$90,421	$48,367	$32,774	$9,296
The Company believes the unrealized losses on the Company’s investments are due to interest rate fluctuations. As these investments are either short-term in nature, are expected to be redeemed at par value, and/or because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2015.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the amortized cost and fair value of the short-term and long-term investments held by the Company at June 30, 2015 by contractual maturity (in thousands):

	Amortized Cost	Fair Value
Due in less than one year	$46,252	$46,216
Due after one year, through two years	12,377	12,376
Due after two years	—	—
Total short-term and long-term investments	$58,629	$58,592
3. Inventory
Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials which approximates the first-in, first-out (“FIFO”) method and includes allocations of manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. Inventories consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

	2015	2014
Raw materials	$13,355	$12,229
Work-in-process	119	111
Finished goods	11,759	7,337
Reserve for excess and obsolete inventory	(1,546)	(1,354)
Total inventory	$23,687	$18,323

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2015 were as follows (in thousands):

Balance, beginning of period	$2,206
Goodwill acquired	5,580
Balance, end of period	$7,786

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible assets (other than goodwill) consisted of the following (in thousands):

		June 30, 2015			December 31, 2014
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Domain names	5 years	$125	$(120)	$5	$125	$(114)	$11
Issued patents	4-15 years	1,842	(613)	1,229	1,759	(549)	1,210
Issued trademarks	3-11 years	594	(222)	372	566	(205)	361
Customer relationships	4 years	310	(12)	298	—	—	—
Non-compete agreements	4 years	350	(13)	337	—	—	—
Developed technology	7 years	3,470	(76)	3,394	—	—	—
Total amortized		6,691	(1,056)	5,635	2,450	(868)	1,582
Not amortized:
TASER trademark		900		900	900		900
Patents and trademarks pending		550		550	633		633
Total not amortized		1,450		1,450	1,533		1,533
Total intangible assets		$8,141	$(1,056)	$7,085	$3,983	$(868)	$3,115
Amortization expense relative to intangible assets for the three months ended June 30, 2015 and 2014 was approximately $150,000 and $42,000, respectively. Amortization expense relative to intangible assets for the six months ended June 30, 2015 and 2014 was approximately $211,000 and $81,000, respectively. Estimated amortization for intangible assets with definitive lives for the remaining six months of 2015, the next five years ended December 31, and thereafter, is as follows (in thousands):

2015 (remaining six months)	$426
2016	846
2017	842
2018	829
2019	709
2020	646
Thereafter	1,337
Total	$5,635

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	June 30, 2015			December 31, 2014
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER Weapons	$6,722	$12,757	$19,479	$6,591	$13,809	$20,400
Axon	1,464	1,913	3,377	679	894	1,573
	8,186	14,670	22,856	7,270	14,703	21,973
Hardware:
TASER Weapons	951	1,073	2,024	365	753	1,118
Axon	665	3,897	4,562	491	2,643	3,134
	1,616	4,970	6,586	856	3,396	4,252
Axon Services	6,145	3,085	9,230	5,717	3,569	9,286
Other	302	—	302	177	—	177
Total	$16,249	$22,725	$38,974	$14,020	$21,668	$35,688

	June 30, 2015			December 31, 2014
	Current	Long-Term	Total	Current	Long-Term	Total
TASER Weapons	$7,975	$13,830	$21,805	$7,133	$14,562	$21,695
Axon	8,274	8,895	17,169	6,887	7,106	13,993
Total	$16,249	$22,725	$38,974	$14,020	$21,668	$35,688

6. Accrued Liabilities
Accrued liabilities consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

	2015	2014
Accrued salaries and benefits	$2,580	$3,699
Accrued judgments and settlements	80	108
Accrued professional fees	228	257
Accrued warranty expense	456	675
Accrued income and other taxes	663	539
Other accrued expenses	2,598	3,967
Accrued liabilities	$6,605	$9,245

7. Income Taxes

Deferred Tax Assets
Net deferred income tax assets at June 30, 2015, include capitalized research and development costs, research and development tax credits, non-qualified stock-based compensation expense, deferred warranty revenue, warranty and inventory reserves, accrued vacation, and other items, partially offset by accelerated depreciation expense. The Company’s total current and long-term net deferred tax assets at June 30, 2015 were $15.6 million.

In preparing the Company’s condensed consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax assets, management considers all available positive and negative evidence, including its operating results, ongoing tax planning

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of June 30, 2015, the Company continues to demonstrate three-year cumulative pre-tax income in the U.S. federal and Arizona tax jurisdictions; however, the Arizona R&D Tax Credits start to expire in 2018 with a significant tranche with a gross value of $1.2 million expiring if not used by the end of 2019. Under the Company’s new tax structure, it appears that long term investments which impact short term profits will likely result in some of the R&D credits expiring before they are utilized. Therefore, management has concluded that it is more likely than not that a portion of the Company’s deferred tax assets will not be realized.
The Company has completed research and development (“R&D”) tax credit studies which identified approximately $10.5 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2015 tax years. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $2.8 million as of June 30, 2015. In addition, management accrued approximately $0.2 million for estimated uncertain tax positions related to certain state income tax liabilities. The Company recently completed an IRS audit for the tax year 2012, and as of June 30, 2015, the amount of unrecognized tax benefits decreased by $0.4 million.  The Company does not expect a significant increase or decrease in the total amount of unrecognized tax benefits within 12 months. Should the total unrecognized tax benefit of $3.0 million be recognized, the Company’s effective tax rate would be favorably impacted. Approximately $1.2 million of the unrecognized tax benefit associated with research and development credits has been netted against the research and development credit deferred tax asset.

Effective Tax Rate
The Company’s overall effective tax rate for the six months ended June 30, 2015, after discrete period adjustments, was 34.0%. Before discrete adjustments the tax rate was 36.6%, which is below the statutory rate primarily due to the impact of the domestic production activities deduction, as well as tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, but also increased by the impact of state taxes and non-deductible expenses for items such as ISO stock option expense, meals and entertainment, and lobbying fees. The Company has nearly completed the full implementation of its new international structure, which is new for 2015.  In accounting for the income tax effects of this new structure, the Company has recognized income tax expense in the current quarter based on the results it expects for the full year.  Actual results could be different, impacting the Company’s income tax expense in future quarters.  The Company has chosen this method, from among those available to it, because of its expectation that it will produce the least amount of variability during the year.
8. Stockholders’ Equity

In May 2013, the Company’s stockholders approved a new stock incentive plan authorizing an additional 1.6 million shares, plus remaining available shares under a prior plan for issuance under the new plan. Combined with the legacy stock incentive plans, there are approximately 1.3 million shares available for grant as of June 30, 2015.
Performance-based stock awards
The Company has issued performance-based stock options and performance-based restricted stock units ("RSUs"), the vesting of which is contingent upon the achievement of certain performance criteria related to the operating performance of the Company, as well as successful and timely development and market acceptance of future product introductions. In addition, certain of the performance RSUs have additional service requirements subsequent to the achievement of the performance criteria. Compensation expense is recognized over the implicit service period (the longer of the period the performance condition is expected to be achieved or the required service period) based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Units
The following table summarizes RSU activity for the six months ended June 30, 2015 (number of units and aggregate intrinsic value in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Units outstanding, beginning of year	1,226	$13.23
Granted	368	27.44
Released	(364)	11.14
Forfeited	(47)	15.70
Units outstanding, end of period	1,183	18.18	$39,411
Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the period, which was $33.31 per share, multiplied by the number of RSUs outstanding. As of June 30, 2015, there was $17.5 million in unrecognized compensation costs related to RSUs under the Company's stock plans. The Company expects to recognize the cost related to the RSUs over a weighted average period of 2.85 years. RSUs are released when vesting requirements are met.
During the six months ended June 30, 2015, the Company granted approximately 36,101 performance-based RSUs, which are included in the table above. As of June 30, 2015, the performance criteria had not been met for any of the 0.1 million performance-based RSUs outstanding. Certain of the performance-based RSUs granted in 2015 and 2014 contain provisions whereby the amount of RSUs that ultimately vest is dependent upon the level of achievement of performance metrics. The amount of RSUs included in the table above related to such grants is the target level, which is the Company's best estimate of the amount of RSUs that will vest. The maximum additional number of performance-based RSUs that could be earned is 0.1 million, which are not included in the table above.
Certain RSUs that vested in the six months ended June 30, 2015 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld were approximately 25,000 and had a value of approximately $0.6 million on their respective vesting dates as determined by the Company’s closing stock price. Payments for the employees’ tax obligations are reflected as a financing activity within the statement of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the amount of shares that would have otherwise been issued as a result of the vesting.

Stock Option Activity
The following table summarizes stock option activity for the six months ended June 30, 2015 (number of units and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, beginning of year	1,641	$5.26
Granted	—	—
Exercised	(500)	4.96
Expired / terminated	(8)	8.71
Options outstanding, end of period	1,133	5.35	3.87	$31,685
Options exercisable, end of period	1,101	5.37	3.88	30,772
Options expected to vest, end of period	26	4.75	3.61	750
Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of the Company's common stock of $33.31 on June 30, 2015. The intrinsic value of options exercised for the six months ended June 30, 2015 and 2014 was $13.2 million and $12.6 million, respectively. Options expected to vest are presented

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

net of forfeitures. As of June 30, 2015, total options outstanding includes approximately 0.2 million performance-based stock options, of which approximately 30,600 were unvested and 25,000 expected to vest.

Stock-based Compensation Expense
The estimated fair value of stock-based awards is amortized to expense on a straight-line basis over the service periods. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s forfeiture rate was calculated based on its historical experience of awards which ultimately vested.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of products sold and services delivered	$89	$65	$159	$88
Sales, general and administrative expenses	925	948	1,858	1,658
Research and development expenses	665	494	1,206	938
Total stock-based compensation	$1,679	$1,507	$3,223	$2,684
Stock Repurchase Plan
In May 2014, the Company announced that TASER’s Board of Directors authorized a stock repurchase program to acquire up to $30.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. There were no stock repurchase transactions during the six months ended June 30, 2015. During the three months ended June 30, 2014, the Company purchased 1.5 million common shares under this program for a total cost of approximately $19.6 million, or a weighted average cost of $13.16 per share. The weighted average cost includes the average price paid per share of $13.13, plus any applicable administrative costs for the transaction.  As of June 30, 2015, $7.6 million remains available under the plan for future purchases.

9. Line of Credit
The Company has a $10.0 million revolving line of credit with a domestic bank. At both June 30, 2015 and December 31, 2014, there were no borrowings under the line. As of June 30, 2015, the Company had letters of credit outstanding of approximately $3.0 million under the facility and available borrowing of approximately $7.0 million. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates (currently LIBOR plus 1.5% or Prime less 0.75%). The line of credit matures on July 31, 2016, and requires monthly payments of interest only. The Company’s agreement with the bank requires it to comply with certain financial and other covenants including maintenance of a maximum leverage ratio and minimum fixed charge coverage ratio. The leverage ratio (ratio of total liabilities to tangible net worth) can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At June 30, 2015, the Company’s tangible net worth ratio was 0.42:1 and its fixed charge coverage ratio was 2.81:1. Accordingly, the Company was in compliance with these covenants.
10. Commitments and Contingencies
Product Litigation
The Company is currently named as a defendant in 12 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CEW was used (or present) by law enforcement officers in connection with arrests or during training exercises. In addition, one other product litigation matter in which the Company is involved is currently on appeal. While the facts vary from case to case, the product liability claims are typically based on an alleged product defect resulting in injury or death, usually involving a failure to warn, and the plaintiffs are seeking monetary damages. Three recent lawsuits allege fraud and misrepresentation and are seeking punitive damages in addition to compensatory damages. The information throughout this note is current through the filing date of this Quarterly Report on Form 10-Q.

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

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2009, the Company implemented new risk management strategies, including revisions to product warnings and training to better protect both the Company and its customers from litigation based on ‘failure to warn’ theories - which comprise the vast majority of the cases against the Company. These risk management strategies have been highly effective in reducing the rate and exposure from litigation post-2009. From the third quarter of 2011 to the second quarter of 2015, product liability cases have been reduced from 55 active to 13 active cases.

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

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Discovery Phase
Derbyshire	Nov-09	Ontario, Canada Superior Court of Justice	Officer Injury	Discovery Phase
Thompson	Mar-10	11th Judicial Circuit Court, Miami-Dade County, FL	Suspect Injury During Arrest	Discovery Phase - Trial scheduled November 2015
Doan	Apr-10	The Queen's Bench Alberta, Red Deer Judicial Dist.	Wrongful Death	Discovery Phase
Shymko	Dec-10	The Queen's Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase
Ramsey	Jan-12	17th Judicial Circuit Court, Broward County, FL	Wrongful Death	Discovery Phase
Firman	Apr-12	Ontario, Canada Superior Court of Justice	Wrongful Death	Pleading Phase
Schrock	Sep-14	San Bernardino County Superior Court, CA	Wrongful Death	Discovery Phase - Trial scheduled July 2016
Moore	Nov-14	St. Louis County Circuit Court, MO	Wrongful Death	Pleading Phase
Jones	Jan-15	Los Angeles County Superior Court, CA	Suspect Injury	Discovery Phase - Trial scheduled April 2016
McKelvey	Apr-15	US District Court, OR	Wrongful Death	Pleading Phase
Price	Jul-15	US District Court, OR	Wrongful Death	Pleading Phase
In addition, other product litigation matters in which the Company is involved that are currently on appeal are listed below:

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Mitchell	Apr-12	US District Court, ED MI	Wrongful Death	Notice of Appeal filed August 2014

Cases that were dismissed or judgment entered during the second quarter of 2015 and through the filing date of this Quarterly Report on Form 10-Q are listed in the table below. Cases that were dismissed or judgment entered in prior fiscal quarters are not included in this table.

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Ricks	May-12	US District Court, WD LA	Wrongful Death	Motion for Directed Verdict granted

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

Policy Year	Policy Start Date	Policy End Date	Insurance Coverage	Deductible Amount	Defense Costs Covered	Remaining Insurance Coverage	Active Cases and Cases on Appeal
2004	12/1/2003	12/1/2004	$2.0	$0.1	N	$2.0	n/a
2005	12/1/2004	12/1/2005	10.0	0.3	Y	7.0	n/a
2006	12/1/2005	12/1/2006	10.0	0.3	Y	3.7	n/a
2007	12/1/2006	12/1/2007	10.0	0.3	Y	8.0	n/a
2008	12/1/2007	12/15/2008	10.0	0.5	Y	—	Koon
2009	12/15/2008	12/15/2009	10.0	1.0	N	10.0	Derbyshire
2010	12/15/2009	12/15/2010	10.0	1.0	N	10.0	Thompson, Shymko, Doan
2011	12/15/2010	12/15/2011	10.0	1.0	N	10.0	n/a
Jan-Jun 2012	12/15/2011	6/25/2012	7.0	1.0	N	7.0	Ramsey, Mitchell, Firman
Jul-Dec 2012	6/25/2012	12/15/2012	12.0	1.0	N	12.0	n/a
2013	12/15/2012	12/15/2013	12.0	1.0	N	12.0	n/a
2014	12/15/2013	12/15/2014	11.0	4.0	N	11.0	Schrock, Moore
2015	12/15/2014	12/15/2015	10.0	5.0	N	10.0	Jones, McKelvey, Price
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

Based on our assessment of outstanding litigation and claims as of June 30, 2015, the Company has determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

Off-Balance Sheet Arrangements
Under certain circumstances, the Company uses letters of credit and surety bonds to guarantee its performance under various contracts, principally in connection with the installation and integration of its Axon cameras and related technologies. Certain of the Company's letters of credit contracts and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At June 30, 2015, the Company had outstanding letters of credit of approximately $3.0 million. Of that amount, $2.7 million is expected to expire in May 2017 and $0.3 million is expected to expire in January 2017. Additionally, the Company had approximately $2.4 million of outstanding surety bonds at June 30, 2015, with $2.2 million expiring in July 2018 and the remaining $0.2 million expected to be released during the third quarter of 2015 with the completion of the remaining contractual performance terms.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Related Party Transactions

The Company engages Dr. Mark Kroll, a member of the Board of Directors, to provide consulting services. The expenses related to these services were approximately $65,000 and $41,000 for the three months ended June 30, 2015 and 2014, respectively, and $112,000 and $71,000 for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 and December 31, 2014, the Company had accrued liabilities of approximately $21,000 and $8,000, respectively, related to these services. Additionally, the Company subscribes to a mobile collaboration software suite co-founded and managed by Bret Taylor, a member of the Board of Directors. The Company licenses the software for approximately $20,000 per quarter, and as of June 30, 2015 had deferred costs related to an annual subscription of approximately $80,000. No such deferred costs were recorded at December 31, 2014.
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
Contributions to the plans are made by both the employee and the Company. Company contributions are based on the level of employee contributions and are immediately vested. The Company’s matching contributions to the 401(k) plan for the three months ended June 30, 2015 and 2014, were approximately $0.3 million and $0.2 million, respectively. The Company’s matching contributions to the 401(k) plan for the six months ended June 30, 2015 and 2014, were approximately $0.6 million and $0.4 million, respectively. The Company expects to make contributions to the non-qualified deferred compensation plan related to the three and six months ended June 30, 2015, of approximately $7,000 and $23,000, respectively. Future matching or profit sharing contributions to the plans are at the Company’s sole discretion.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Segment Data
The Company’s operations are comprised of two reportable segments: the manufacture and sale of CEWs, accessories and other products and services (the “TASER Weapons” segment); and the video business, which includes the TASER Cam, Axon products, Evidence.com, and revenue generated by MediaSolv (the “Axon” segment). The Company includes only revenues and costs directly attributable to the Axon segment in that segment. Included in Axon segment costs are: costs of sales for both products and services, overhead allocation based on direct labor, selling expense for the Axon sales team, Axon product management expenses, trade shows and related expenses, and research and development for products included in the Axon segment. All other costs are included in the TASER Weapons segment. The CODM does not review assets by segment as part of the financial information provided; therefore, no asset information is provided in the following tables.
Information relative to the Company’s reportable segments is as follows (in thousands):

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	TASER Weapons	Axon	Total	TASER Weapons	Axon	Total
Product sales	$37,825	$5,930	$43,755	$32,675	$3,593	$36,268
Service revenue	—	2,958	2,958	—	907	907
Net sales	37,825	8,888	46,713	32,675	4,500	37,175
Cost of products sold	11,278	3,716	14,994	10,663	2,760	13,423
Cost of services delivered	—	996	996	—	538	538
Gross margin	26,547	4,176	30,723	22,012	1,202	23,214
Sales, general and administrative	10,823	4,620	15,443	10,901	2,646	13,547
Research and development	1,077	4,829	5,906	793	2,662	3,455
Income (loss) from operations	$14,647	$(5,273)	$9,374	$10,318	$(4,106)	$6,212
Purchase of property and equipment	$188	$1,158	$1,346	$336	$87	$423
Purchase of intangible assets	35	116	151	42	—	42
Purchase of property and equipment and intangible assets in connection with business acquisition	—	9,779	9,779	—	—	—
Depreciation and amortization	556	189	745	990	115	1,105

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	TASER Weapons	Axon	Total	TASER Weapons	Axon	Total
Product sales	$76,166	$10,432	$86,598	$65,150	$6,631	$71,781
Service revenue	—	4,877	4,877	—	1,579	1,579
Net sales	76,166	15,309	91,475	65,150	8,210	73,360
Cost of products sold	22,359	6,864	29,223	21,581	5,416	26,997
Cost of services delivered	—	1,661	1,661	—	941	941
Gross margin	53,807	6,784	60,591	43,569	1,853	45,422
Sales, general and administrative	21,528	8,480	30,008	22,190	5,103	27,293
Research and development	2,267	8,197	10,464	1,610	5,451	7,061
Income (loss) from operations	$30,012	$(9,893)	$20,119	$19,769	$(8,701)	$11,068
Purchase of property and equipment	$535	$1,235	$1,770	$1,033	$189	$1,222
Purchase of intangible assets	81	120	201	109	—	109
Purchase of property and equipment and intangible assets in connection with business acquisition	—	9,779	9,779	—	—	—
Depreciation and amortization	1,086	276	1,362	2,068	199	2,267

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Business Acquisition
On May 5, 2015, the Company acquired all of the outstanding capital stock of MediaSolv Solutions Corporation, a Delaware corporation for a total purchase price of $8.8 million. The purchase price consisted primarily of cash, net of cash acquired and working capital adjustments, of $7.8 million and contingent consideration of $1.0 million representing potential earn-outs to former stockholders based on predetermined future financial metrics. The Company has also agreed to additional earn-out provisions and compensation adjustments totaling approximately $4.0 million based, in part, on predefined future financial metrics that are not included as part of the purchase price. MediaSolv primarily provides solutions for interview room video, CCTV and on premise digital evidence management. These products will connect with the Company's Axon on-officer cameras and, in some cases, its Evidence.com cloud platform, further enabling law enforcement to unify existing silos of digital media and evidence into a seamless workflow from capture to the courtroom. The acquisition will also allow the Company to leverage MediaSolv’s existing network and relationships to further strengthen its position in the market. The Company's purchase price allocation is preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities become available, including additional information relating to tax matters and finalization of the valuation of identifiable intangible assets.
The major classes of assets and liabilities to which the Company has allocated the purchase price, on a preliminary basis, are as follows (in thousands):

Accounts receivable and other current assets	$591
Inventory	35
Property and equipment	54
Intangible assets	4,145
Goodwill	5,580
Accounts payable and accrued liabilities	(403)
Deferred revenue	(153)
Deferred income tax liabilities, net	(1,057)
Total purchase price	$8,792
The Company has assigned the goodwill to the Axon segment. Other identifiable definite lived intangible assets were assigned a total weighted average amortization period of 6.5 years. MediaSolv has been included in the Company's consolidated results of operations subsequent to the acquisition date. Pro forma results of operations for MediaSolv have not been presented because they are not material to the consolidated results of operations. In connection with the acquisition, the Company incurred and expensed costs of approximately $0.2 million, which included legal, accounting and other third-party expenses related to the transaction.

15. Subsequent Events
Business Acquisition
On July 16, 2015, TASER International B.V., a wholly owned subsidiary of the Company, acquired all of the outstanding capital stock of Tactical Safety Responses Limited, a United Kingdom ("UK") corporation ("TSR"). TSR is the Company's licensed distributor of TASER CEWs and Axon cameras and related accessories in the UK. The purchase price consisted of $4.0 million cash at close, and additional amounts in the form of earn-outs, subject to the achievement of predefined performance metrics. The acquired entity will operate under the name Axon Public Safety UK. The acquisition will be accounted for in the third quarter of fiscal 2015 using the acquisition method in accordance with ASC 805, Business Combinations. Accordingly, the identifiable assets acquired and liabilities assumed will be measured at their acquisition-date fair value. Operating results will be included in the Company’s consolidated financial statements from the effective date of the acquisition.

Stock Repurchases
In August 2015, the Company repurchased approximately 0.3 million common shares under an existing stock repurchase program for a total cost of approximately $7.6 million, or a weighted average cost of $25.86per share. The weighted average cost includes the average price paid per share of $25.83, plus applicable administrative costs for the transactions. These repurchase transactions substantially exhausted the remaining available balance at June 30, 2015 under the stock repurchase program approved by the Board of Directors in May 2014.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of June 30, 2015, and results of operations for the three and six months ended June 30, 2015 and 2014. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: that the Company’s future income will trend upward; our belief that customers will honor multi-year contracts despite the existence of appropriations (or similar) clauses; the sufficiency and availability of our liquid assets and capital resources; our litigation strategy, including the outcome of legal proceedings in which we are currently involved; our intentions about future development efforts and activities, including our intentions to invest in research and development; that selling, general and administrative expense will increase in the remainder of 2015; that fixed costs in the Axon segment will stabilize and result in lower cost of services as a percentage of revenue; that we may experience a decrease in overall margins; trends in stock-based compensation for the remainder of 2015; our plans for our Netherlands international headquarters facility; that we may have more sales and expenses denominated in foreign currencies in 2015; that we may engage in currency hedging activities; and the impact of recently adopted and future accounting standards. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward looking statements herein. Such factors include, but are not limited to: market acceptance of our products; our ability to design, introduce and sell new products; delays in development schedules; rapid technological change and competition; our ability to manage our growth and increase manufacturing production to meet demand; establishment and expansion of our direct and indirect distribution channels; our ability to pursue sales directly with customers; our dependence on sales of our TASER X26P and X2 CEWs; the acceptance of our Evidence.com software model; the long-term revenue recognition cycle for our SaaS Evidence.com product; the length of our sales cycle and our ability to realize benefits from our marketing and selling efforts; breach of our security measures resulting in unauthorized access to customer data; outages and disruptions relating to our Evidence.com service; our dependence on third party suppliers for key components of our products; component shortages; rising costs of raw materials and transportation relating to petroleum prices; that we may experience declines in gross margins due to a shift in product sales from CEW to Axon devices; product defects; our anticipation that certain orders will be completed; risks relating to acquisitions and joint ventures; catastrophic events; fluctuations in quarterly operating results; increases in non-U.S. denominated expenses; employee retention risks; budgetary and political constraints of prospects and customers; our exposure to cancellations of government contracts due to appropriation clauses; our compliance with regulations governing the environment, including but not limited to, regulations within the European Union; new regulations relating to conflict minerals; risks of governmental regulations, including regulations of our products by the United States Consumer Product Safety Commission, regulation of our products as a "crime control" product by the Federal government, state and local government regulation and foreign regulation and the adverse effects that could result from our products being classified as firearms by the United States Bureau of Alcohol and Firearms; regulatory and political challenges presented by international markets; fluctuations in our effective tax rate; foreign currency fluctuations; counter-party risks relating to cash balances held in excess of FDIC insurance limits; litigation risks resulting from alleged product-related injuries and media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; the outcome of pending or future litigation; our ability to protect our intellectual property; intellectual property infringement claims and relating litigation costs; competition in foreign countries relating to foreign patents; our successful identification of existing intellectual property rights that might infringe on our developments and other factors identified in documents filed by us with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2014.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
The following table presents data from our statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended June 30,
	2015		2014
Net sales	$46,713	100.0%	$37,175	100.0%
Cost of products sold and services delivered	15,990	34.2	13,961	37.6
Gross margin	30,723	65.8	23,214	62.4
Operating expenses:
Sales, general and administrative	15,443	33.1	13,547	36.4
Research and development	5,906	12.6	3,455	9.3
Total operating expenses	21,349	45.7	17,002	45.7
Income from operations	9,374	20.1	6,212	16.7
Interest and other income, net	99	0.2	42	0.1
Income before provision for income taxes	9,473	20.3	6,254	16.8
Provision for income taxes	3,370	7.2	2,370	6.4
Net income	$6,103	13.1%	$3,884	10.4%
Net sales to the U.S. and other countries are summarized as follows (dollars in thousands):

	Three Months Ended June 30,
	2015		2014
United States	$38,695	82.8%	$32,155	86.5%
Other Countries	8,018	17.2	5,020	13.5
Total	$46,713	100.0%	$37,175	100.0%

Net Sales
Net sales by product line were as follows for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,				Dollar Change	Percent Change
	2015		2014
TASER Weapons segment:
TASER X26P	$13,284	28.4%	$10,281	27.7%	$3,003	29.2%
TASER X2	10,110	21.6	5,569	15.0	4,541	81.5
TASER X26	1,754	3.8	4,813	12.9	(3,059)	(63.6)
TASER C2	472	1.0	469	1.3	3	0.6
TASER M26	168	0.4	110	0.3	58	52.7
TASER XREP	—	0.0	84	0.2	(84)	(100.0)
Single cartridges	9,231	19.8	8,827	23.7	404	4.6
Extended warranties including TAP	1,794	3.8	1,443	3.9	351	24.3
Other	1,012	2.2	1,079	2.9	(67)	(6.2)
TASER Weapons segment	37,825	81.0	32,675	87.9	5,150	15.8
Axon segment:
Axon solutions	3,492	7.5	1,749	4.7	1,743	99.7
Evidence.com	2,672	5.7	1,015	2.7	1,657	163.3
TASER Cam	2,008	4.3	1,280	3.4	728	56.9
Extended warranties including TAP	343	0.7	—	0.0	343	*
Other	373	0.8	456	1.2	(83)	(18.2)
Axon segment	8,888	19.0	4,500	12.1	4,388	97.5
Total net sales	$46,713	100.0%	$37,175	100.0%	$9,538	25.7
* Not meaningful
Net unit sales for the TASER Weapons handles and other products and Axon segment products are as follows:

	Three Months Ended June 30,		Unit Change	Percent Change
	2015	2014
TASER X26P	15,041	12,148	2,893	23.8%
TASER X2	9,748	4,563	5,185	113.6
TASER X26	1,285	4,436	(3,151)	(71.0)
TASER M26	738	383	355	92.7
TASER C2	2,029	1,521	508	33.4
Cartridges	383,221	369,534	13,687	3.7
Axon Flex	5,347	2,022	3,325	164.4
Axon Body	4,743	2,834	1,909	67.4
TASER Cam	3,995	2,713	1,282	47.3
Net sales were $46.7 million and $37.2 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $9.5 million or 25.7%. Net sales for the TASER Weapons segment were $37.8 million and $32.7 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $5.2 million or 15.8%. Net sales for the Axon segment were $8.9 million and $4.5 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $4.4 million or 97.5%.
The increase in net sales for the three months ended June 30, 2015 compared to same period in 2014 in the TASER Weapons segment was primarily driven by increased adoption of the TASER X26P smart weapon, as customers continue to upgrade their legacy CEWs to the new X26P and TASER X2 smart weapons. In the Axon segment, the increase in net sales was driven by the continued adoption of the Axon on-officer cameras and Evidence.com application in the law enforcement markets. International customers continued to be a steady contributor to the results with $8.0 million in the three months ended June 30, 2015 versus $5.0 million in the same period in 2014. During 2014, the Company established TASER International, B.V. located in Amsterdam, Netherlands, that serves as our international headquarters to facilitate transactions with existing customers as well as allow for continued expansion into other foreign markets. Additionally, subsequent to June 30, 2015, we acquired Tactical Safety Responses Limited, our licensed distributor of TASER CEWs and on-officer cameras in the United Kingdom ("UK"). We believe this investment will help expand TASER's ability to bring key public safety technologies to its partners across the UK by growing its on-the-ground sales and support team.

To gain more immediate feedback regarding activity for Axon camera products and Evidence.com services, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales), net of cancellations, placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Some bookings will be invoiced in subsequent years. Due to municipal government funding rules, certain of the future year amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although TASER has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be completed, if agencies do not appropriate funds in future year budgets, or enact a cancellation clause, revenue associated with these bookings will not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to Evidence.com and Axon products and services were $30.6 million and $11.3 million during the three months ended June 30, 2015 and 2014, respectively, an increase of $19.3 million, or 170.0%.
Cost of Products Sold and Services Delivered
Cost of products sold and services delivered was $16.0 million and $14.0 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $2.0 million or 14.5%. As a percentage of net sales, cost of products sold and services delivered decreased to 34.2% for the three months ended June 30, 2015 compared to 37.6% during the same period in 2014.
Within the TASER Weapons segment, cost of products sold increased $0.6 million, or 5.8%, to $11.3 million for the three months ended June 30, 2015, compared to $10.7 million in 2014, but decreased as a percentage of sales to 29.8% from 32.6%. The net decrease in cost of products sold as a percent of sales primarily reflects increased leverage of fixed overhead costs due to higher production levels, higher average selling prices, as well as the completion of the depreciation of our automated cartridge production line at the end of the fourth quarter 2014.
Within the Axon segment, cost of products sold and services delivered were $4.7 million for the three months ended June 30, 2015, an increase of $1.4 million, or 42.9% from the same period in 2014. The increase was driven by growing sales in this segment, increased data storage costs as more agencies utilize Evidence.com, as well as growth in the newly established professional services team. Cost of products sold and services delivered as a percentage of sales decreased to 53.0% for the three months ended June 30, 2015 from 73.3% for the same period in 2014. The decrease was driven by higher sales and by improvements to our Evidence.com SaaS margins. There are a number of fixed costs for the Axon segment which, as we generate additional traction in the business, we expect to remain relatively stable and should allow for lower cost of services delivered as a percentage of service revenue.
Gross Margin
Gross margin increased $7.5 million to $30.7 million for the three months ended June 30, 2015 compared to $23.2 million for 2014. As a percentage of net sales, gross margin increased to 65.8% for the three months ended June 30, 2015 compared to 62.4% for 2014. The increase is attributable to strong sales and margins in the TASER Weapons segment, and also improved margins in the Axon segment as it continues to scale and leverage fixed costs. Gross margin also improved due to increased leveraging of fixed overhead costs, as the Company increased production of inventory in anticipation of higher future sales volumes. As a percentage of net sales, gross margin for the TASER Weapons segment was 70.2% and 67.4% for the three months ended June 30, 2015 and 2014, respectively, while the same measure for these periods for the Axon segment were 47.0% and 26.7%, respectively. The Company is continuing to see improvements in margins for the Weapons and Axon segments individually, due primarily to additional leveraging of fixed costs and higher average selling prices. However, as the Axon segment continues to become a greater percentage of total sales, the Company may experience a decrease in overall margins as a percentage of sales.

Sales, General and Administrative Expenses
Sales, general and administrative (“SG&A”) expenses were comprised as follows for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2015	2014
Salaries, benefits and bonus	$5,626	$3,741	$1,885	50.4%
Stock-based compensation	925	954	(29)	(3.0)
Legal, professional and accounting	1,279	3,256	(1,977)	(60.7)
Sales and marketing	2,117	1,460	657	45.0
Consulting and lobbying services	1,471	936	535	57.2
Travel and meals	1,592	1,162	430	37.0
Building	902	767	135	17.6
Supplies	582	489	93	19.0
Depreciation and amortization	369	311	58	18.6
Liability insurance	370	284	86	30.3
Other	211	187	24	12.8
Total sales, general and administrative expenses	$15,444	$13,547	$1,897	14.0
Sales, general, and administrative as a percentage of net sales	33.1%	36.4%
SG&A expenses were $15.4 million and $13.5 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $1.9 million or 14.0%. As a percentage of total net sales, SG&A expenses decreased to 33.1% for the three months ended June 30, 2015 compared to 36.4% for the same period in 2014.
Within the TASER Weapons segment, SG&A remained relatively consistent at $10.8 million during the three months ended June 30, 2015 as compared to $10.9 million for three months ended June 30, 2014. Within the Axon segment, SG&A increased $2.0 million, or 74.6%, to $4.6 million during the three months ended June 30, 2015 as compared to $2.6 million for the same period in 2014.
Of the $1.9 million increase in consolidated salaries, benefits, bonus and stock-based compensation during the three months ended June 30, 2015 as compared to the same period in 2014, the TASER Weapons segment increased approximately $0.8 million while the Axon segment increased $1.1 million. The incremental increase in the TASER Weapons segment was primarily attributable to the Company's efforts to build out international and direct sales teams internally. The increase in the Axon segment relates to additional engineering and software development personnel hired to continue expanding upon existing product offerings as well as the development of new mobile and cloud technologies. The decrease in stock-based compensation during the second quarter of 2015 was driven by forfeitures related to the departure of employees within the TASER Weapons segment, and a continued decrease for the remainder of fiscal 2015 is not expected.
Sales and marketing expenses along with consulting and lobbying expenses increased approximately $1.2 million on a consolidated basis during the three months ended June 30, 2015 as compared to the same period in 2014. The Company is continuing to drive growth internationally in both segments of the business, and is doing so through increased marketing and promotional activities as well through engaging international sales and consulting experts. Lobbying expenses are also increasing in both segments as the Company engages third party experts to present at technology summits and other similar events to drive increased awareness of the Company's products. The increase in travel and meals of $0.4 million during current quarter is a function of the Company's increase in direct sales efforts.
Partially offsetting the above increases, legal, professional and accounting expenses in the TASER Weapons segment decreased $1.9 million during the three months ended June 30, 2015 compared to 2014, primarily related to the settlement of two commercial litigation cases with two former distributors in 2014. The remaining reduction in professional fees is primarily attributable to an overall continued decrease in litigation matters.
The remaining increase in SG&A balances during the three months ended June 30, 2015 as compared to the same period in 2014 is attributable to the overall growth of the business. The Company expects to see additional increases in SG&A throughout the remainder of 2015 as it continues to invest in the strategic initiatives discussed above.

Research and Development Expenses
Research and development (“R&D”) expenses were $5.9 million and $3.5 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $2.5 million, or 70.9%. As a percentage of net sales, R&D increased to 12.6% for the three months ended June 30, 2015 compared to 9.3% for the same period in 2014. The Company's TASER Weapons and Axon segments made up $0.3 million and $2.2 million of the total increase, respectively. Of the $2.2 million increase in R&D for the Axon segment, $1.5 million and $0.6 million related to salaries and benefits and consulting services, respectively. The Company remains focused on growing the Axon segment as it adds headcount and external resources to develop new products and services for cloud, mobile and wearable technologies along with adding new functionality and capabilities to existing software platforms as well as camera hardware and related accessories.
Provision for Income Taxes
The provision for income taxes was $3.5 million for the three months ended June 30, 2015, which was an effective tax rate of 32.6%. Our estimated full year effective income tax rate for 2015, before discrete period adjustments, is approximately 32.9%, which is below the statutory rate due to the impact of the domestic production activities deduction, as well as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, but also increased by the impact of state taxes and non-deductible expenses for items such as ISO stock option expense, meals and entertainment, and lobbying fees. The Company has nearly completed the full implementation of its new international structure, which is new for 2015.  In accounting for the income tax effects of this new structure, the Company has recognized income tax expense in the current quarter based on the results it expects for the full year.  Actual results could be different, impacting the Company’s income tax expense in future quarters.  The Company has chosen this method, from among those available to it, because of its expectation that it will produce the least amount of variability during the year.
Net Income
Our net income improved by $2.2 million to $6.1 million for the three months ended June 30, 2015 compared to $3.9 million for the same period in 2014. Net income per basic and diluted share was $0.11 for the three months ended June 30, 2015 compared to $0.07 per basic and diluted share for the same period in 2014.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
The following table presents data from our statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Six Months Ended June 30,
	2015		2014
Net sales	$91,475	100.0%	$73,360	100.0%
Cost of products sold and services delivered	30,884	33.8	27,938	38.1
Gross margin	60,591	66.2	45,422	61.9
Operating expenses:
Sales, general and administrative	30,008	32.8	27,293	37.2
Research and development	10,464	11.4	7,061	9.6
Total operating expenses	40,472	44.2	34,354	46.8
Income from operations	20,119	22.0	11,068	15.1
Interest and other income, net	33	0.0	72	0.1
Income before provision for income taxes	20,153	22.0	11,140	15.2
Provision for income taxes	6,845	7.5	3,865	5.3
Net income	$13,308	14.5%	$7,275	9.9%
Net sales to the U.S. and other countries are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2015		2014
United States	$74,196	81.1%	$57,731	78.7%
Other Countries	17,279	18.9	15,629	21.3
Total	$91,475	100.0%	$73,360	100.0%

Net Sales
Net sales by product line were as follows for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,				Dollar Change	Percent Change
	2015		2014
TASER Weapons segment:
TASER X26P	$28,356	31.0%	$18,155	24.7%	$10,201	56.2%
TASER X2	18,637	20.4	9,319	12.7	9,318	100.0
TASER X26	4,223	4.6	11,815	16.1	(7,592)	(64.3)
TASER C2	961	1.1	938	1.3	23	2.5
TASER M26	322	0.4	310	0.4	12	3.9
TASER XREP	—	0.0	2,615	3.6	(2,615)	(100.0)
Single cartridges	18,233	19.9	17,474	23.8	759	4.3
Extended warranties including TAP	2,822	3.1	2,756	3.8	66	2.4
Other	2,612	2.9	1,768	2.4	844	47.7
TASER Weapons segment	76,166	83.3	65,150	88.8	11,016	16.9
Axon segment:
Axon solutions	6,761	7.4	3,072	4.2	3,689	120.1
Evidence.com	4,591	5.0	1,687	2.3	2,904	172.1
TASER Cam	2,986	3.3	2,745	3.7	241	8.8
Extended warranties including TAP	637	0.7	—	0.0	637	*
Other	334	0.4	706	1.0	(372)	(52.7)
Axon segment	15,309	16.7	8,210	11.2	7,099	86.5
Total net sales	$91,475	100.0%	$73,360	100.0%	$18,115	24.7

* Not meaningful
Net unit sales for the TASER Weapons handles and other products and Axon segment products are as follows:

	Six Months Ended June 30,		Unit Change	Percent Change
	2015	2014
TASER X26P	32,287	21,207	11,080	52.2%
TASER X2	17,474	7,979	9,495	119.0
TASER X26	3,523	11,445	(7,922)	(69.2)
TASER M26	1,243	878	365	41.6
TASER C2	3,984	3,541	443	12.5
Cartridges	753,881	739,050	14,831	2.0
Axon Flex	9,162	3,599	5,563	154.6
Axon Body	10,603	5,427	5,176	95.4
TASER Cam	6,106	5,207	899	17.3
Net sales were $91.5 million and $73.4 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $18.1 million or 24.7%. Net sales for the TASER Weapons segment were $76.2 million and $65.2 million for six months ended June 30, 2015 and 2014, respectively, an increase of $11.0 million or 16.9%. Net sales for the Axon segment were $15.3 million and $8.2 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $7.1 million or 86.5%.
The increase in net sales for the six months ended June 30, 2015 compared to same period in 2014 in the TASER Weapons segment was primarily driven by increased adoption of the TASER X26P smart weapon, as customers continue to upgrade their legacy CEWs to the new X26P and TASER X2 smart weapons. In the Axon segment, the increase in net sales was driven by the continued adoption of the Axon on-officer cameras and Evidence.com application in the law enforcement markets. International customers continued to be a steady contributor to the results with $17.3 million in the six months ended June 30, 2015 versus $15.6 million for the same period in 2014. During 2014, the Company established TASER International, B.V. located in Amsterdam, Netherlands, that serves as our international headquarters to facilitate transactions with existing customers as well as allow for continued expansion into other foreign markets. Additionally, subsequent to June 30, 2015, we acquired Tactical Safety Responses Limited, our licensed distributor of TASER CEWs and on-officer cameras in the United Kingdom ("UK"). We believe this investment will help expand TASER's ability to bring key public safety technologies to its partners across the UK by growing its on-the-ground sales and support team.

To gain more immediate feedback regarding activity for Axon camera products and Evidence.com services, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales), net of cancellations, placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Some bookings will be invoiced in subsequent years. Due to municipal government funding rules, certain of the future year amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although TASER has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be completed, if agencies do not appropriate funds in future year budgets, or enact a cancellation clause, revenue associated with these bookings will not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to Evidence.com and the Axon product line were $53.6 million and $17.3 million during the six months ended June 30, 2015 and 2014, respectively, and increase of $36.3 million or 210.3%.

The chart below illustrates the Company's quarterly bookings for each of the previous six fiscal quarters (in thousands):
Cost of Products Sold and Services Delivered
Cost of products sold and services delivered was $30.9 million and $27.9 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $2.9 million or 10.5%. As a percentage of net sales, cost of products sold and services delivered decreased to 33.8% for the six months ended June 30, 2015 compared to 38.1% during the same period in 2014.
Within the TASER Weapons segment, cost of products sold increased $0.8 million, or 3.6%, to $22.4 million for the six months ended June 30, 2015, compared to $21.6 million in 2014, but decreased as a percentage of sales to 29.4% from 33.1%. The net decrease in cost of products sold as a percent of sales primarily reflects increased leverage of fixed overhead costs due to higher production levels, higher average selling prices, as well as the completion of the depreciation of our automated cartridge production line at the end of the fourth quarter 2014.
Within the Axon segment, cost of products sold and services delivered were $8.5 million for the six months ended June 30, 2015, an increase of $2.2 million, or 34.1% from the same period in 2014. The increase was driven by growing sales in this segment and increased data storage costs as more agencies utilize Evidence.com, as well as growth in the newly established professional services team. Cost of products sold and services delivered as a percentage of sales decreased to 55.7% for the six months ended June 30, 2015 from 77.4% for the same period in 2014. The decrease was driven by higher sales and by improvements to our Evidence.com SaaS margins. There are a number of fixed costs for the Axon segment which, as we generate additional traction in the business, we expect to remain relatively stable and should allow for lower cost of services delivered as a percentage of service revenue.

Gross Margin
Gross margin increased $15.2 million to $60.6 million for the six months ended June 30, 2015 compared to $45.4 million for 2014. As a percentage of net sales, gross margin increased to 66.2% for the six months ended June 30, 2015 compared to 61.9% for the six months ended June 30, 2014. The increase is attributable to stronger sales and margins in the TASER Weapons segment, and also improved margins in the Axon segment as it continues to scale and leverage fixed costs. Gross margin also improved due to increased leveraging of fixed overhead costs, as the Company increased production activity in anticipation of higher future sales volumes. As a percentage of net sales, gross margin for the TASER Weapons segment was 70.6% and 66.9% for the six months ended June 30, 2015 and 2014, respectively, while the same measure for these periods for the Axon segment were 44.3% and 22.6%, respectively. The Company is continuing to see improvements in margins for the TASER Weapons and Axon segments individually, due primarily to additional leveraging of fixed costs and higher average selling prices. However, as the Axon segment continues to become a greater percentage of total sales, the Company may experience a decrease in overall margins as a percentage of sales.

Sales, General and Administrative Expenses
Sales, general and administrative (“SG&A”) expenses were comprised as follows for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,		Dollar Change	Percent Change
	2015	2014
Salaries, benefits and bonus	$10,989	$8,230	$2,759	33.5%
Stock-based compensation	1,858	1,658	200	12.1
Legal, professional and accounting	2,744	5,956	(3,212)	(53.9)
Sales and marketing	4,322	3,553	769	21.6
Consulting and lobbying services	2,641	1,728	913	52.8
Travel and meals	2,864	2,298	566	24.6
Building	1,676	1,506	170	11.3
Supplies	1,138	881	257	29.2
Depreciation and amortization	694	612	82	13.4
Liability insurance	682	599	83	13.9
Other	400	272	128	47.1
Total sales, general and administrative expenses	$30,008	$27,293	$2,715	9.9
Sales, general, and administrative as a percentage of net sales	32.8%	37.2%
SG&A expenses were $30.0 million and $27.3 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $2.7 million or 9.9%. As a percentage of total net sales, SG&A expenses decreased to 32.8% for the six months ended June 30, 2015 compared to 37.2% for the same period in 2014.
Within the TASER Weapons segment, SG&A decreased $0.7 million, or 3.0%, to $21.5 million during the six months ended June 30, 2015 as compared to $22.2 million for six months ended June 30, 2014. Within the Axon segment, SG&A increased $3.4 million, or 66.2%, to $8.5 million during the six months ended June 30, 2015 as compared to the same period in 2014.
Of the $3.0 million increase in consolidated salaries, benefits, bonus and stock-based compensation in the six months ended June 30, 2015 as compared to the same period in 2014, the TASER Weapons segment increased approximately $1.1 million while the Axon segment increased $1.9 million. The incremental increase in the Weapons segment was primarily attributable to the Company's efforts to build out international and direct sales teams internally. The increase in the Axon segment relates to additional engineering and software development personnel hired to continue expanding upon existing product offerings as well as the development of new mobile and cloud technologies.
Sales and marketing expenses along with consulting and lobbying expenses increased approximately $1.7 million on a consolidated basis during the six months ended June 30, 2015 as compared to the same period in 2014. The Company is continuing to drive growth internationally in both segments of the business, and is doing so through increased marketing and promotional activities as well through engaging international sales and consulting experts. Lobbying expenses are also increasing in both segments as the Company engages third party experts to present at tech summits and other similar events to drive increased awareness of the Company's products. The increase in travel and meals of $0.6 million during this period is a function of the Company's increase in direct sales efforts.
Partially offsetting the above increases, legal, professional and accounting expenses in the TASER Weapons segment deceased $3.2 million during the six months ended June 30, 2015 compared to 2014, primarily related to the settlement of two commercial litigation cases that with two former distributors that totaled approximately $2.2 million in 2014. The remaining reduction in professional fees is attributable to an overall continued decrease in litigation matters.
The remaining increase in SG&A balances during the six months ended June 30, 2015 as compared to the same period in 2014 is attributable to the overall growth of the business. The Company expects to see additional increases in SG&A throughout the remainder of 2015 as it continues to invest in the strategic initiatives discussed above.
Research and Development Expenses
Research and development (“R&D”) expenses were $10.5 million and $7.1 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $3.4 million or 48.2%. As a percentage of net sales, R&D increased to 11.4% for the six months ended June 30, 2015 compared to 9.6% for 2014, respectively. The Company's TASER Weapons and Axon segments made up $0.7 million and $2.7 million of the total increase, respectively. Of the $2.7 million increase in R&D for the Axon segment, $1.9 million and $0.6 million related to salaries and benefits and consulting services, respectively. The Company remains focused on growing the Axon segment as it adds headcount and external resources to develop new products and services for cloud, mobile and wearable technologies along with adding new functionality and capabilities to existing software platforms as well as camera hardware and related accessories.
Provision for Income Taxes
The provision for income taxes was $6.8 million for the six months ended June 30, 2015, which was an effective tax rate of 34.0%. Our estimated full year effective income tax rate for 2015, before discrete period adjustments, is approximately 36.6%, which is below the statutory rate due to the impact of the domestic production activities deduction, as well as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, but also increased by the impact of state taxes and non-deductible expenses for items such as ISO stock option expense, meals and entertainment, and lobbying fees. The Company has nearly completed the full implementation of its new international structure, which is new for 2015.  In accounting for the income tax effects of this new structure, the Company has recognized income tax expense in the current quarter based on the results it expects for the full year.  Actual results could be different, impacting the Company’s income tax expense in future quarters.  The Company has chosen this method, from among those available to it, because of its expectation that it will produce the least amount of variability during the year.
Net Income
Our net income improved by $6.0 million to $13.3 million for the six months ended June 30, 2015 compared to $7.3 million for the same period in 2014. Net income per basic and diluted share was $0.25 and $0.24 for the six months ended June 30, 2015, respectively, compared to $0.14 and $0.13 per basic and diluted share, respectively, for the same period in 2014.

Liquidity and Capital Resources
Summary
As of June 30, 2015, we had $99.0 million of cash, cash equivalents and investments, an increase of $8.5 million from the end of 2014.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2015	2014
Operating activities	$10,969	$5,962
Investing activities	(27,196)	(14,443)
Financing activities	8,133	(7,872)
Effect of exchange rate changes on cash and cash equivalents	81	25
Net decrease in cash and cash equivalents	$(8,013)	$(16,328)
Operating activities
Net cash provided by operating activities in the first six months of 2015 of $11.0 million consisted of $13.3 million in net income offset by the net decrease of non-cash income statement items totaling $1.6 million and decrease of $0.7 million for the net change in operating assets and liabilities. Included in the non-cash items were $1.4 million in depreciation and amortization expense, $3.2 million in stock-based compensation expense and $0.8 million of bond premium amortization. These additions were offset by an $6.2 million reduction related to excess tax benefit from stock-based compensation that is treated as a financing activity for cash flow purposes. The most significant increases to the portion of cash from operating activities related to the changes in operating assets and liabilities were a $5.6 million decrease in accounts receivable, an increase in deferred revenue of $3.3 million, and change in accounts payable, accrued liabilities and other liabilities of $3.6 million. The increase in deferred revenue is driven by the continued adoption of Axon products and services that are typically invoiced at inception of the contract, and recognized over the duration of the contract period as hardware and services are delivered. Of the increase in deferred revenue, $3.3 million resulted from increased hardware deferred revenue from TASER Assurance Program ("TAP") sales along with increased deferred warranty revenue of $0.9 million, which was partially offset by a decrease of $1.0 million related to prepayments for Axon SaaS services. Offsetting these increases in cash from operating activities were increased prepaid expenses and other assets of $8.2 million and an increase in inventory of $5.2 million in anticipation of higher sales for the remainder of 2015.

Net cash provided by operating activities in the first six months of 2014 of $6.0 million was primarily driven by $7.3 million of net income for the period, adjusted for the net add-back of non-cash expenses of $7.2 million, including depreciation and amortization expense of $2.3 million, deferred income taxes of $7.9 million and stock-based compensation expense of $2.7 million, offset by a $5.5 million reduction related to excess tax benefit from stock-based compensation. Cash from operating activities reflected a net decrease of $8.5 million related to the net change in assets and liabilities. The net decrease in operating cash was primarily driven by an increase in prepaid expenses and other assets of $3.7 million, increased inventory of $4.0 million, and a reduction of accounts payable and accrued liabilities of $3.3 million. The increase in inventory was due to normal timing fluctuations and anticipated sales. The decrease in accounts payable and accrued liabilities was driven by the payment of $4.5 million during the second quarter of 2014 on the judgment in the AA & SABA Consultants, Inc. v. TASER litigation. Offsetting these reductions to operating cash inflows was an increase to operating cash flow of $3.9 million resulting from an increased balance of deferred revenue. The increase in deferred revenue primarily related to approximately $1.8 million from growing warranty sales and $0.8 million from increased Evidence.com sales.

Investing activities
Primarily as a result of investing cash generated from operating activities, we used $27.2 million for investing activities during the first six months of 2015. Purchases of investments, net of calls and maturities, were $17.4 million. In May, the Company acquired the net assets MediaSolv for an aggregate purchase price of $8.8 million including $7.8 million of cash. The Company also invested $2.0 million in the purchase of property and equipment and intangible assets, excluding the assets acquired in the MediaSolv acquisition.

We used $14.4 million for investing activities during the first six months of 2014 primarily as a result of investing cash generated from operating activities. Purchases of investments, net of calls and maturities, were $13.1 million. The Company also invested $1.3 million in the purchase of property and equipment and intangibles.
Financing activities
Net cash provided by financing activities was $8.1 million during the first six months of 2015. This was comprised primarily of $2.6 million of proceeds from the exercise of stock options and $6.2 million of excess tax benefit from stock proceeds offset by $0.6 million of payroll taxes funded by the Company on behalf of employees who net-settled stock awards during the period.

During the first six months of 2014, net cash used in financing activities was $7.9 million and was primarily attributable to the repurchase of $19.6 million of our common stock, which was purchased for a weighted average cost of $13.16 per share, offset by $11.7 million of stock option exercises and other share-based payment activities.
Liquidity and Capital Resources
Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. In addition, our $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates currently LIBOR plus 1.5% or Prime less 0.75%. At June 30, 2015 and December 31, 2014, there were no borrowings under the line. As of June 30, 2015, we had letters of credit outstanding of $3.0 million, leaving the net amount available for borrowing of approximately $7.0 million. The facility matures on July 31, 2016. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.
Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of a maximum leverage ratio and minimum fixed charge coverage ratio. The leverage ratio (ratio of total liabilities to tangible net worth) can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At December 31, 2015, the Company’s tangible net worth ratio was 0.42:1 and its fixed charge coverage ratio was 2.81:1. Accordingly, the Company was in compliance with these covenants.
Based on our strong balance sheet and the fact that we had only approximately $50,000 total long-term debt and capital lease obligations at June 30, 2015, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.
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

Off-Balance Sheet Arrangements

Under certain circumstances, the Company uses letters of credit and surety bonds to guarantee its performance under various contracts, principally in connection with the installation and integration of its Axon products. Certain of the Company's letters of credit contracts and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At June 30, 2015, the Company had outstanding letters of credit of approximately $3.0 million. Of that amount, $2.7 million are expected to expire in May 2017 with the remaining amounts expected to settle in the near term. Additionally, the Company had approximately $2.4 million of outstanding surety bonds at June 30, 2015, with $2.2 million expiring in July 2018 with the remaining $0.2 million expected to be released during the third quarter of 2015 with the completion of the remaining contractual performance terms.

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

Product Warranties
The Company warranties its CEWs, Axon cameras and E-Docks from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for our standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. We estimate future warranty costs based on historical data related to returns and warranty costs on a quarterly basis and apply this rate to current product anticipated returns from our customers. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. The accrued warranty liability is reviewed quarterly to evaluate whether it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of June 30, 2015 and December 31, 2014, our reserve for warranty returns was approximately $0.5 million and $0.7 million, respectively. Warranty (recovery) expense for the six months ended June 30, 2015 and 2014 was $(19,000) and $0.4 million, respectively. The decrease in warranty reserve and related expense as of and for the six months ended June 30, 2015 was primarily driven by the Company's completion of its replacement program for existing Evidence Transfer Machine ("ETM") units in the field being upgraded to the newer E-Dock product line. Additionally, the Company has experienced decreased warranty claims in 2015 on its other existing products which has led to lower warranty reserves. As the Company continues investing in the development of new technologies it will continue to assess the adequacy of its reserves related to inherent uncertainties with new product offerings.
Revenue related to separately-priced extended warranties is recorded as deferred revenue at its contractual amount and subsequently recognized in net sales on a straight-line basis over the delivery period. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.
Inventory
Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities and a determination of what costs are considered to be abnormal fixed production costs, which are expensed as current period charges. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory increased to $1.5 million at June 30, 2015, compared to $1.4 million at December 31, 2014. This increase was primarily related to reserves on components the Company may not be able to use in production of certain Axon camera products. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves may be necessary.
Revenue Recognition, Deferred Revenue and Accounts and Notes Receivable
We derive our revenue from two primary sources: (1) the sale of physical products, including our CEWs, Axon cameras, corresponding hardware extended warranties, and related accessories such as E-docks, cartridges and batteries, and (2) subscription to our Evidence.com digital evidence management SaaS (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, we also recognize training and other revenue. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. Extended warranty revenue, SaaS revenue and related data storage revenue are recognized ratably over the term of the contract beginning on the commencement date of each contract.
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
Evidence.com, Axon cameras and related accessories are sometimes sold separately, but in most instances are sold together. In these instances, customers typically purchase and pay for the equipment and one year of Evidence.com in advance. Additional years of service are generally billed annually over a specified service term, which has typically ranged from one to five years. Axon equipment represents a deliverable that is provided to the customer at the time of sale, while Evidence.com services are provided over the specified term of the contract. The Company recognizes revenue for the Axon equipment at the time of the sale consistent with the discussion of multiple deliverable arrangements above. Revenue for Evidence.com is deferred at the time of the sale and recognized over the service period. In certain circumstances, not all requirements are met for the recognition of revenue relative to equipment sold in conjunction with Evidence.com at the time the equipment is provided to customers. In such circumstances, based on limitations associated with the allocation of arrangement consideration, part of the revenue may be recognized ratably over the specified term of the contract, or when all conditions for revenue recognition are met, if sooner.
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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $10.5 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2015 tax years. Management determined that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, has established a liability for unrecognized tax benefits of $2.8 million as of June 30, 2015. In addition, we established a $0.2 million liability related to uncertain tax positions for certain state income tax liabilities, for a total unrecognized tax benefit at June 30, 2015 of $3.0 million. The Company recently completed an IRS audit for the tax year 2012, and as of June 30, 2015, the amount of unrecognized tax benefits decreased by $0.4 million.  The Company does not expect a significant increase or decrease in the total amount of unrecognized tax benefits within the next 12 months. Should the unrecognized tax benefit of $3.0 million be recognized, the Company’s effective tax rate would be favorably impacted. Approximately $1.2 million of the unrecognized tax benefit associated with research and development credits has been netted against the research and development credit deferred tax asset. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

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

Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of June 30, 2015, the Company would need to generate approximately $42.3 million of pre-tax book income in order to realize the net deferred tax assets for which a benefit has been recorded. This estimate considers the reversal of approximately $9.2 million of taxable temporary differences, which produce $3.5 of deferred tax liabilities. We also have state NOLs of $0.2 million, which expire at various dates between 2024 and 2031, and which produce deferred tax assets of approximately $6,000. We anticipate the Company’s future income to continue to trend upward from our 2015 results, with sufficient pre-tax book income to realize a large portion of our deferred tax assets. As such, we have not recorded a valuation allowance on our deferred tax assets as of June 30, 2015, with the exception of a reserve of approximately $0.5 million that has been recorded due to specific income projections in years in which certain tax assets are set to expire.
Stock-Based Compensation
We have historically granted stock-based compensation to key employees and non-employee directors as a means of attracting and retaining quality personnel. We have utilized restricted stock units and stock options; however, no stock options have been issued since 2011. The fair value of restricted stock units is estimated as the closing price of our common stock on the date of grant. We estimate the fair value of granted stock options by using the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (forfeitures). The expense for both restricted stock units and stock options is recorded over the life of the grant, net of forfeitures.
We have granted a total of approximately 1.9 million performance-based awards (options and restricted stock units) of which approximately 0.4 million are outstanding as of June 30, 2015, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance. These awards will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in our statements of operations.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit and corporate and municipal bonds with a typical long-term debt rating of “AA” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. As of June 30, 2015, we estimate that a 10 basis point increase or decrease in interest rates would result in a change in the fair market value of these instruments of less than $0.1 million and would result in a change in annual interest income of less than $0.1 million.
Additionally, we have access to a line of credit borrowing facility which bears interest at varying rates, currently at LIBOR plus 1.5% or Prime less 0.75%. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $3.0 million at June 30, 2015. At June 30, 2015, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was approximately $7.0 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
Exchange Rate Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro related to transactions by TASER Europe, and to the Pound related to transactions by TASER International B.V. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.
The majority of our sales to international customers are transacted in U.S. dollars and therefore, are not subject to exchange rate fluctuations on these transactions. However, the cost of our products to our customers increases when the U.S. dollar strengthens against their local currency, and the Company may have more sales and expenses denominated in foreign currencies in 2015 which would increase its foreign exchange rate risk.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The discussion of legal proceedings in Note 10 to the unaudited condensed consolidated financial statements included in PART I, ITEM 1 of this Form 10-Q is incorporated by reference herein.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, under the heading “Risk Factors,” which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially, adversely affect our business, financial condition and/or operating results. Except as disclosed below, there has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 and Form 10-Q for the quarter ended March 31, 2015.

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

TASER INTERNATIONAL, INC.

Date:	August 6, 2015
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer, Director

Date:	August 6, 2015	By:	/s/ DANIEL M. BEHRENDT
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