Form 10-Q
period 2015-09-30
TASER INTERNATIONAL INC
filed 2015-11-06
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of October 30, 2015 was 53,642,562.

TASER INTERNATIONAL, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TASER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,887	$48,367
Short-term investments	49,526	32,774
Accounts and notes receivable, net of allowance of $225 and $251 as of September 30, 2015 and December 31, 2014, respectively	24,328	30,735
Inventory, net	18,892	18,323
Prepaid expenses and other current assets	6,336	4,443
Deferred income tax assets, net	5,186	5,186
Total current assets	150,155	139,828
Property and equipment, net of accumulated depreciation of $35,431 and $33,906 as of September 30, 2015 and December 31, 2014, respectively	19,855	17,523
Deferred income tax assets, net	11,147	10,877
Intangible assets, net	7,812	3,115
Goodwill	9,313	2,206
Long-term investments	9,171	9,296
Other assets	6,024	2,523
Total assets	$213,477	$185,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,040	$7,682
Accrued liabilities	6,668	9,245
Current portion of deferred revenue	19,628	14,020
Customer deposits	572	988
Current portion of notes payable and capital lease payable	98	38
Total current liabilities	33,006	31,973
Deferred revenue, net of current portion	26,880	21,668
Liability for unrecognized tax benefits	1,198	1,471
Long-term deferred compensation	1,857	1,121
Long-term business acquisition contingent consideration	952	—
Long-term portion of notes payable and capital lease payable	98	29
Total liabilities	63,991	56,262
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 53,604,818 and 53,000,867 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	175,766	162,641
Treasury stock at cost, 18,432,158 and 18,139,958 shares as of September 30, 2015 and December 31, 2014, respectively	(122,201)	(114,645)
Retained earnings	95,874	81,045
Accumulated other comprehensive income	46	64
Total stockholders’ equity	149,486	129,106
Total liabilities and stockholders’ equity	$213,477	$185,368
The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$50,376	$44,349	$141,851	$117,709
Cost of products sold and services delivered	19,308	15,636	50,192	43,574
Gross margin	31,068	28,713	91,659	74,135
Operating expenses:
Sales, general and administrative	17,834	12,441	47,842	39,734
Research and development	6,528	3,759	16,992	10,820
Total operating expenses	24,362	16,200	64,834	50,554
Income from operations	6,706	12,513	26,825	23,581
Interest income and other (expense) income, net	(22)	(160)	12	(88)
Income before provision for income taxes	6,684	12,353	26,837	23,493
Provision for income taxes	5,163	4,795	12,008	8,661
Net income	$1,521	$7,558	$14,829	$14,832
Net income per common and common equivalent shares:
Basic	$0.03	$0.14	$0.28	$0.28
Diluted	$0.03	$0.14	$0.27	$0.27
Weighted average number of common and common equivalent shares outstanding:
Basic	53,709	52,475	53,509	53,013
Diluted	54,691	53,821	54,671	54,550

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$1,521	$7,558	$14,829	$14,832
Foreign currency translation adjustments	(115)	(15)	(18)	—
Comprehensive income	$1,406	$7,543	$14,811	$14,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$14,829	$14,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,310	3,368
(Gain) loss on write-down / disposal of property and equipment, net	(13)	17
Loss on disposal of intangibles	216	211
Bond premium amortization	1,252	675
Stock-based compensation	5,086	4,121
Deferred income taxes	(888)	9,862
Unrecognized tax benefits	(273)	(1,713)
Excess tax benefit from stock-based compensation	(6,314)	(5,849)
Change in assets and liabilities:
Accounts and notes receivable	7,718	(4,611)
Inventory	(37)	(5,019)
Prepaid expenses and other assets	(5,520)	(1,063)
Accounts payable, accrued and other liabilities	1,697	(1,188)
Deferred revenue	10,667	9,780
Customer deposits	(416)	(785)
Net cash provided by operating activities	30,314	22,638
Cash flows from investing activities:
Purchases of investments	(50,598)	(23,613)
Proceeds from call / maturity of investments	32,719	8,668
Purchases of property and equipment	(3,839)	(2,066)
Proceeds from disposal of fixed assets	13	10
Purchases of intangible assets	(402)	(125)
Business acquisitions, net of cash acquired	(11,186)	—
Net cash used in investing activities	(33,293)	(17,126)
Cash flows from financing activities:
Repurchase of common stock	(7,556)	(22,442)
Proceeds from options exercised	2,573	8,597
Payroll tax payments for net-settled stock awards	(848)	(1,262)
Payments on capital lease obligation	(28)	(26)
Payments on notes payable	(26)	—
Excess tax benefit from stock-based compensation	6,314	5,849
Net cash provided by (used in) financing activities	429	(9,284)
Effect of exchange rate changes on cash and cash equivalents	70	116
Net decrease in cash and cash equivalents	(2,480)	(3,656)
Cash and cash equivalents, beginning of period	48,367	42,271
Cash and cash equivalents, end of period	$45,887	$38,615

Supplemental disclosure:
Cash paid for income taxes, net of refunds	$5,830	$403
Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$195	$158
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
a. Basis of Presentation and Use of Estimates
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended December 31, 2014, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Form 10-K for the year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

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
b. Segment Information
The Company is comprised of two reportable segments: the manufacture and sale of CEWs, accessories and other products and services (the “TASER Weapons” segment); and the video business which includes the TASER Cam, Axon cameras and related accessories, Evidence.com and MediaSolv (the “Axon” segment). Reportable segments are determined based on discrete financial information reviewed by the Company’s Chief Executive Officer who is the Chief Operating Decision Maker (the “CODM”) for the Company. The Company organizes and reviews operations based on products and services, and currently there are no operating segments that are aggregated. The Company performs an annual analysis of its reportable segments. Additional information related to the Company’s business segments is summarized in Note 13.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

c. Geographic Information and Major Customers

For the three and nine months ended September 30, 2015 and 2014, net sales by geographic area were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
United States	$43,689	86.7%	$37,605	84.8%	$117,885	83.1%	$95,336	81.0%
Other Countries	6,687	13.3	6,744	15.2	23,966	16.9	22,373	19.0
Total	$50,376	100.0%	$44,349	100.0%	$141,851	100.0%	$117,709	100.0%

Sales to customers outside of the U.S. are typically denominated in U.S. dollars, and are attributed to each country based on the shipping address of the distributor or customer. For the three and nine months ended September 30, 2015 and 2014, no individual country outside the U.S. represented more than 10% of net sales. Sales in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of the Company's customers.
For the three and nine months ended September 30, 2015 and 2014, no customer represented more than 10% of total net sales. At September 30, 2015 there were two outstanding customer balances from unaffiliated customers that together comprised 24.0% of the aggregate accounts receivable balance. At December 31, 2014, the Company had a trade receivable from one unaffiliated customer comprising 13.4% of the aggregate accounts receivable balance.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per share:
Net income	$1,521	$7,558	$14,829	$14,832
Denominator:
Weighted average shares outstanding - basic	53,709	52,475	53,509	53,013
Dilutive effect of stock-based awards	982	1,346	1,162	1,537
Diluted weighted average shares outstanding	54,691	53,821	54,671	54,550
Anti-dilutive stock-based awards excluded	160	336	160	328
Net income per common share:
Basic	$0.03	$0.14	$0.28	$0.28
Diluted	$0.03	$0.14	$0.27	$0.27
e. Revenue Recognition, Deferred Revenue and Accounts and Notes Receivable
The Company derives revenue from two primary sources: (1) the sale of physical products, including CEWs, Axon cameras, corresponding extended warranties, and related accessories such as E-docks, cartridges and batteries, among others, and (2) subscription to the Company's Evidence.com software as a service ("SaaS") (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, the Company also recognizes training and other professional services revenue. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. Contractual arrangements may contain explicit customer acceptance provisions, and under such arrangements, the Company defers recognition of revenue until formal customer acceptance is received. Extended warranty revenue, SaaS revenue and related data storage revenue are recognized ratably over the term of the contract beginning on the commencement date of each contract.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue arrangements with multiple deliverables are divided into separate units and revenue is allocated using the relative selling price method based upon vendor-specific objective evidence of selling price or third-party evidence of the selling prices if vendor-specific objective evidence of selling prices does not exist. If neither vendor-specific objective evidence nor third-party evidence exists, management uses its best estimate of selling price. The majority of the Company’s allocations of arrangement consideration under multiple element arrangements are performed using vendor-specific objective evidence by utilizing prices charged to customers for deliverables when sold separately. The Company’s multiple element arrangements may include future CEWs and/or Axon devices to be delivered at defined points within a multi-year contract, and in those arrangements, the Company allocates total arrangement consideration over the life of the multi-year contract to future deliverables using management’s best estimate of selling price. The Company has not utilized third party evidence of selling price.
The Company offers the right to purchase extended warranties that include additional services and coverage beyond the standard limited warranty for certain products. Revenue for extended warranty purchases is deferred at the time of sale and recognized over the warranty period commencing on the date of sale. Extended warranties range from one to five years.
Evidence.com and Axon cameras and related accessories have stand-alone value to the customer and are sometimes sold separately, but in most instances are sold together. In these instances, customers typically purchase and pay for the equipment and one year of Evidence.com in advance. Additional years of service are generally billed annually over a specified service term, which has typically ranged from one to five years. Generally, the Company recognizes revenue for the Axon equipment at the time of the sale consistent with the discussion of multiple deliverable arrangements above. Revenue for Evidence.com is deferred at the time of the sale and recognized over the service period. At times the Company subsidizes the cost of Axon devices provided to customers to secure long-term Evidence.com service contracts. In such circumstances, revenue related to the Axon devices recognized at the time of delivery is limited to the amount collected from the customer that is not contingent upon the delivery of future Evidence.com services. The Company recognizes the remaining allocated revenue related to subsidized Axon devices over the remaining period it provides the contracted Evidence.com services.
In 2012, the Company introduced a program, the TASER Assurance Program (“TAP”) whereby a customer purchasing a product and joining the program will have the right to trade-in the original product for a new product of the same or like model in the future. Upon joining TAP, customers also receive an extended warranty for the initial products purchased and spare inventory. Under this program the customer generally pays additional annual installments over the contract period, generally three to five years. The Company records consideration received related to the future product purchase as deferred revenue until all revenue recognition criteria are met, which is generally at the end of the contract period. Consideration related to future product purchases is determined at the inception of the arrangement using management’s best estimate of selling price. Management’s estimate is principally based on the current selling price for such products, with due evaluation of the impact of any expected product and pricing changes, which have historically had an immaterial influence on management’s best estimate of selling price.

In 2015, The Company introduced the Officer Safety Plan (“OSP”) whereby a customer enters into a five year Evidence.com subscription that includes all of its standard advanced features along with unlimited storage. The OSP also includes a service plan that includes upgrades of (i) the Axon devices every 2.5 years and (ii) a TASER CEW at any point within the contract period. Upon entering into the OSP, customers also receive extended warranties on the Axon and CEW devices over the five-year contract periods as well as spare inventory units. Under this program the customer generally makes an initial purchase of Axon cameras and related accessories, and CEW at inception along with annual installments for services and future hardware deliverables over the contract period. The Company records consideration received related to the future purchase as deferred revenue until all revenue recognition criteria are met, which is generally when the products or services are delivered.
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

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

for doubtful accounts. This allowance represents management’s best use of estimates, and is based on judgment after considering a number of factors, including third-party credit reports, actual payment history, cash discounts, customer-specific financial information and broader market and economic trends and conditions.

 The Company may, from time to time, enter into agreements with its customers to finance their purchases with a note receivable that may range in terms up to five years. Sales are recorded at the fair value of the note, which is generally sold and assigned to a third-party financing company. The terms of the assignments are such that the Company expects to receive payment within 30 days of the original sale. The assignments are non-recourse and the Company has no obligations or continuing involvement with the notes receivable. Prior to entering into an assignment, the Company evaluates the credit quality and financial condition of the third-party financing company. The Company does not generally record interest income on notes receivable due to minimal holding periods, nor has the Company recognized significant gains or losses upon the assignment of the notes. As of September 30, 2015 and December 31, 2014 the Company had no outstanding balances under such arrangements.
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
Changes in the Company’s estimated product warranty liabilities are as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Balance, beginning of period	$675	$955
Utilization of accrual	(293)	(646)
Warranty expense	19	517
Balance, end of period	$401	$826
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

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has cash equivalents and investments, which at September 30, 2015 and December 31, 2014 were comprised of money market funds, state and municipal obligations, corporate bonds, and certificates of deposits. See additional disclosure regarding the fair value of the Company’s cash equivalents and investments in Note 2. Included in the balance of other assets as of September 30, 2015 and December 31, 2014 was $1.8 million and $1.1 million, respectively, related to corporate-owned life insurance policies which are used to fund the Company’s deferred compensation plan. The Company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.
The Company’s financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the accompanying condensed consolidated balance sheets.
h. Valuation of Goodwill, Intangibles and Long-lived Assets

Management evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. Such circumstances could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way products are branded and marketed. In performing the review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. The Company recorded losses on disposal of intangible assets of $0.2 million during each of the nine months ended September 30, 2015 and 2014.
i. Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has not yet determined the impact the adoption of this guidance will have on its financial position, results of operations or cash flows, if any.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC Topic No. 718, “Compensation—Stock Compensation” (“ASC 718”) as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have any impact on its financial position, results of operations or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330)" ("ASU 2015-11"). The amendments require that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this guidance to have any impact on its financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805)" ("ASU 2015-16"). The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

date. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this guidance to have any impact on its financial position, results of operations or cash flows.
j. Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
2. Cash, Cash Equivalents and Investments
The following tables summarize the Company's cash, cash equivalents, and held-to-maturity investments at September 30, 2015 and December 31, 2014 (in thousands):

	As of September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$45,065	$—	$—	$45,065	$45,065	$—	$—

Level 1:
Money market funds	762	—	—	762	762	—	—
Corporate bonds	36,216	4	(30)	36,190	—	34,035	2,181
Subtotal	36,978	4	(30)	36,952	762	34,035	2,181

Level 2:
State and municipal obligations	18,683	29	(3)	18,709	60	12,675	5,948
Certificates of deposit	3,858	—	—	3,858	—	2,816	1,042
Subtotal	22,541	29	(3)	22,567	60	15,491	6,990
Total	$104,584	$33	$(33)	$104,584	$45,887	$49,526	$9,171

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$44,260	$—	$—	$44,260	$44,260	$—	$—

Level 1:
Money market funds	3,932	—	—	3,932	3,932	—	—
Corporate bonds	20,388	—	(34)	20,354	—	15,656	4,732
Subtotal	24,320	—	(34)	24,286	3,932	15,656	4,732

Level 2:
State and municipal obligations	19,145	18	—	19,163	175	15,891	3,079
Certificates of deposit	2,712	—	—	2,712	—	1,227	1,485
Subtotal	21,857	18	—	21,875	175	17,118	4,564
Total	$90,437	$18	$(34)	$90,421	$48,367	$32,774	$9,296
The Company believes the unrealized losses on the Company’s investments are due to interest rate fluctuations. As these investments are either short-term in nature, are expected to be redeemed at par value, and/or because the Company has the ability

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2015.
The following table summarizes the amortized cost and fair value of the short-term and long-term investments held by the Company at September 30, 2015 by contractual maturity (in thousands):

	Amortized Cost	Fair Value
Due in less than one year	$49,526	$49,512
Due after one year, through two years	9,171	9,185
Due after two years	—	—
Total short-term and long-term investments	$58,697	$58,697
3. Inventory
Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials which approximates the first-in, first-out (“FIFO”) method and includes allocations of manufacturing labor and overhead. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventories consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

	2015	2014
Raw materials	$11,761	$12,229
Work-in-process	59	111
Finished goods	9,155	7,337
Reserve for excess and obsolete inventory	(2,083)	(1,354)
Total inventory	$18,892	$18,323

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 were as follows (in thousands):

Balance, beginning of period	$2,206
Goodwill acquired	7,141
Foreign currency translation adjustment	(34)
Balance, end of period	$9,313

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible assets (other than goodwill) consisted of the following (in thousands):

		September 30, 2015			December 31, 2014
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Domain names	5 years	$125	$(120)	$5	$125	$(114)	$11
Issued patents	4-15 years	1,841	(629)	1,212	1,759	(549)	1,210
Issued trademarks	3-11 years	594	(238)	356	566	(205)	361
Customer relationships	4-8 years	1,053	(100)	953	—	—	—
Non-compete agreements	3-4 years	467	(36)	431	—	—	—
Developed technology	7 years	3,470	(201)	3,269	—	—	—
Total amortized		7,550	(1,324)	6,226	2,450	(868)	1,582
Not amortized:
TASER trademark		900		900	900		900
Patents and trademarks pending		686		686	633		633
Total not amortized		1,586		1,586	1,533		1,533
Total intangible assets		$9,136	$(1,324)	$7,812	$3,983	$(868)	$3,115
Amortization expense relative to intangible assets for the three months ended September 30, 2015 and 2014 was approximately $284,000 and $71,000, respectively. Amortization expense relative to intangible assets for the nine months ended September 30, 2015 and 2014 was approximately $495,000 and $153,000, respectively. Estimated amortization for intangible assets with definitive lives for the remaining three months of 2015, the next five years ended December 31, and thereafter, is as follows (in thousands):

2015 (remaining three months)	$295
2016	939
2017	935
2018	922
2019	802
2020	737
Thereafter	1,596
Total	$6,226

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	September 30, 2015			December 31, 2014
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER Weapons	$7,244	$13,373	$20,617	$6,591	$13,809	$20,400
Axon	1,679	1,966	3,645	679	894	1,573
	8,923	15,339	24,262	7,270	14,703	21,973
Hardware:
TASER Weapons	951	1,447	2,398	365	753	1,118
Axon	825	6,093	6,918	491	2,643	3,134
	1,776	7,540	9,316	856	3,396	4,252
Axon Services	8,569	4,001	12,570	5,717	3,569	9,286
Other	360	—	360	177	—	177
Total	$19,628	$26,880	$46,508	$14,020	$21,668	$35,688

	September 30, 2015			December 31, 2014
	Current	Long-Term	Total	Current	Long-Term	Total
TASER Weapons	$8,555	$14,820	$23,375	$7,133	$14,562	$21,695
Axon	11,073	12,060	23,133	6,887	7,106	13,993
Total	$19,628	$26,880	$46,508	$14,020	$21,668	$35,688

6. Accrued Liabilities
Accrued liabilities consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

	2015	2014
Accrued salaries and benefits	$2,957	$3,699
Accrued judgments and settlements	65	108
Accrued professional fees	330	257
Accrued warranty expense	401	675
Accrued income and other taxes	712	539
Other accrued expenses	2,203	3,967
Accrued liabilities	$6,668	$9,245

7. Income Taxes

Deferred Tax Assets
Net deferred income tax assets at September 30, 2015, include capitalized research and development costs, research and development tax credits, non-qualified stock-based compensation expense, deferred warranty revenue, warranty and inventory reserves, accrued vacation, and other items, partially offset by accelerated depreciation expense and intangible amortization that is not tax deductible. The Company’s total current and long-term net deferred tax assets at September 30, 2015 were $16.3 million.

In preparing the Company’s condensed consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating the Company’s ability to recover its deferred income tax

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of September 30, 2015, the Company continues to demonstrate three-year cumulative pre-tax income in the U.S. federal and Arizona tax jurisdictions; however, the Arizona R&D Tax Credits start to expire in 2018 with a significant tranche with a gross value of $1.2 million expiring if not used by the end of 2019. Under the Company’s new tax structure, it appears that long term investments which impact short term profits will likely result in some of the R&D credits expiring before they are utilized. Therefore, management has concluded that it is more likely than not that a portion of the Company’s deferred tax assets will not be realized.
The Company has completed research and development (“R&D”) tax credit studies which identified approximately $11.1 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2015 tax years. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $2.3 million as of September 30, 2015. In addition, management accrued approximately $0.1 million for estimated uncertain tax positions related to certain state income tax liabilities as of September 30, 2015. The Company recently completed an IRS audit for the tax year 2012, and as of September 30, 2015, the amount of unrecognized tax benefits decreased by $0.4 million.  The Company does not expect a significant increase or decrease in the total amount of unrecognized tax benefits within 12 months. Should the total unrecognized tax benefit of $2.4 million be recognized, the Company’s effective tax rate would be favorably impacted. Approximately $1.2 million of the unrecognized tax benefit associated with research and development credits has been netted against the research and development credit deferred tax asset.

Effective Tax Rate
The Company’s overall effective tax rate for the nine months ended September 30, 2015, after discrete period adjustments, was 44.0%. Before discrete adjustments the tax rate was 45.5%, which is above the statutory rate primarily due to the impact of the relative amounts of income or loss projected in certain foreign jurisdictions, state taxes and non-deductible expenses for items such as ISO stock option expense, meals and entertainment, and lobbying fees, partially offset by the impact of the domestic production activities deduction. The Company has nearly completed the full implementation of its new international structure, which is new for 2015.  In accounting for the income tax effects of this new structure, the Company has recognized income tax expense in the current quarter based on the results it expects for the full year.  Actual results could be different, impacting the Company’s income tax expense in future quarters.
8. Stockholders’ Equity

In May 2013, the Company’s stockholders approved a new stock incentive plan authorizing an additional 1.6 million shares, plus remaining available shares under a prior plan for issuance under the new plan. Combined with the legacy stock incentive plans, there are approximately 1.3 million shares available for grant as of September 30, 2015.
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

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Units
The following table summarizes RSU activity for the nine months ended September 30, 2015 (number of units and aggregate intrinsic value in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Units outstanding, beginning of year	1,226	$13.23
Granted	400	27.24
Released	(399)	11.23
Forfeited	(101)	16.45
Units outstanding, end of period	1,126	18.59	$24,801
Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the period, which was $22.03 per share, multiplied by the number of RSUs outstanding. As of September 30, 2015, there was $15.8 million in unrecognized compensation costs related to RSUs under the Company's stock plans. The Company expects to recognize the cost related to the RSUs over a weighted average period of 2.73 years. RSUs are released when vesting requirements are met.
During the nine months ended September 30, 2015, the Company granted approximately 36,101 performance-based RSUs, which are included in the table above. As of September 30, 2015, the performance criteria had not been met for any of the 0.1 million performance-based RSUs outstanding. Certain of the performance-based RSUs granted in 2015 and 2014 contain provisions whereby the amount of RSUs that ultimately vest is dependent upon the level of achievement of performance metrics. The amount of RSUs included in the table above related to such grants is the target level, which is the Company's best estimate of the amount of RSUs that will vest. The maximum additional number of performance-based RSUs that could be earned is 0.1 million, which are not included in the table above.
Certain RSUs that vested in the nine months ended September 30, 2015 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld were approximately 33,000 and had a value of approximately $0.8 million on their respective vesting dates as determined by the Company’s closing stock price. Payments for the employees’ tax obligations are reflected as a financing activity within the statement of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the amount of shares that would have otherwise been issued as a result of the vesting.

Stock Option Activity
The following table summarizes stock option activity for the nine months ended September 30, 2015 (number of units and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, beginning of year	1,641	$5.26
Granted	—	—
Exercised	(504)	4.96
Expired / terminated	(8)	8.71
Options outstanding, end of period	1,129	5.36	3.60	$18,823
Options exercisable, end of period	1,098	5.37	3.61	18,299
Options expected to vest, end of period	25	4.75	3.25	434
Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of the Company's common stock of $22.03 on September 30, 2015. The intrinsic value of options exercised for the nine months ended September 30, 2015 and 2014 was $13.3 million and $14.4 million, respectively. Options expected to

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

vest are presented net of forfeitures. As of September 30, 2015, total options outstanding includes approximately 0.2 million performance-based stock options, of which approximately 30,600 were unvested and 25,000 expected to vest.

Stock-based Compensation Expense
The estimated fair value of stock-based awards is amortized to expense on a straight-line basis over the service periods. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s forfeiture rate was calculated based on its historical experience of awards which ultimately vested. The following table summarizes the composition of stock stock-based compensation for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of products sold and services delivered	$118	$61	$276	$149
Sales, general and administrative expenses	1,123	940	2,982	2,598
Research and development expenses	622	436	1,828	1,374
Total stock-based compensation	$1,863	$1,437	$5,086	$4,121
Stock Repurchase Plan
In May 2014, the Company announced that TASER’s Board of Directors authorized a stock repurchase program to acquire up to $30.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. During the three months ended September 30, 2015, the Company purchased approximately 0.3 million common shares under the program for a total cost of approximately $7.6 million, or a weighted average cost of $25.86 per share. The weighted average cost includes the average price paid per share of $25.83, plus any applicable administrative costs for the transaction. As of September 30, 2015, no amounts remain available under the plan for future purchases.

9. Line of Credit
The Company has a $10.0 million revolving line of credit with a domestic bank. At both September 30, 2015 and December 31, 2014, there were no borrowings under the line. As of September 30, 2015, the Company had letters of credit outstanding of approximately $3.0 million under the facility and available borrowing of approximately $7.0 million. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates (currently LIBOR plus 1.5% or Prime less 0.75%). The line of credit matures on July 31, 2017, and requires monthly payments of interest only. The Company’s agreement with the bank requires it to comply with certain financial and other covenants including maintenance of a maximum leverage ratio and minimum fixed charge coverage ratio. The leverage ratio (ratio of total liabilities to tangible net worth) can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At September 30, 2015, the Company’s tangible net worth ratio was 0.48:1 and its fixed charge coverage ratio was 2.53:1. Accordingly, the Company was in compliance with these covenants.
10. Commitments and Contingencies
Product Litigation
The Company is currently named as a defendant in 15 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CEW was used (or present) by law enforcement officers in connection with arrests or during training exercises. In addition, one other product litigation matter in which the Company is involved is currently on appeal. While the facts vary from case to case, the product liability claims are typically based on an alleged product defect resulting in injury or death, usually involving a failure to warn, and the plaintiffs are seeking monetary damages. Three recent lawsuits allege fraud and misrepresentation and are seeking punitive damages in addition to compensatory damages. The information throughout this note is current through the filing date of this Quarterly Report on Form 10-Q.

As a general rule, it is the Company’s policy not to settle suspect injury or death cases. Exceptions are sometimes made where the settlement is strategically beneficial to the Company. Also, on occasion, the Company’s insurance company has settled such lawsuits over the Company’s objection where the risk is over the Company’s liability insurance deductibles. Due to the

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

confidentiality of the Company's litigation strategy and the confidentiality agreements that are executed in the event of a settlement, it does not identify or comment on which specific lawsuits have been settled or the amount of any settlement.

In 2009, the Company implemented new risk management strategies, including revisions to product warnings and training to better protect both the Company and its customers from litigation based on ‘failure to warn’ theories - which comprise the vast majority of the cases against the Company. These risk management strategies have been highly effective in reducing the rate and exposure from litigation post-2009. From the third quarter of 2011 to the third quarter of 2015, product liability cases have been reduced from 55 active to 16 active cases, including cases currently on appeal.

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

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Discovery Phase
Derbyshire	Nov-09	Ontario, Canada Superior Court of Justice	Officer Injury	Discovery Phase
Thompson	Mar-10	11th Judicial Circuit Court, Miami-Dade County, FL	Wrongful Death	Discovery Phase
Doan	Apr-10	The Queen's Bench Alberta, Red Deer Judicial Dist.	Wrongful Death	Discovery Phase
Shymko	Dec-10	The Queen's Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase
Ramsey	Jan-12	17th Judicial Circuit Court, Broward County, FL	Wrongful Death	Discovery Phase
Firman	Apr-12	Ontario, Canada Superior Court of Justice	Wrongful Death	Pleading Phase
Schrock	Sep-14	San Bernardino County Superior Court, CA	Wrongful Death	Discovery Phase - Trial scheduled July 2016
Moore	Nov-14	St. Louis County Circuit Court, MO	Wrongful Death	Discovery Phase
Jones	Jan-15	Los Angeles County Superior Court, CA	Suspect Injury	Discovery Phase - Trial scheduled April 2016
McKelvey	Apr-15	US District Court, OR	Wrongful Death	Pleading Phase - Trial scheduled for October 2016
Price	Jul-15	US District Court, OR	Wrongful Death	Pleading Phase
Demery	Aug-15	US District Court, LA	Wrongful Death	Pleading Phase
Llach	Sep-15	11th Judicial Circuit Court, Miami-Dade County, FL	Wrongful Death	Pleading Phase
Bennett	Sep-15	11th Judicial Circuit Court, Miami-Dade County, FL	Wrongful Death	Pleading Phase
In addition, other product litigation matters in which the Company is involved that are currently on appeal are listed below:

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Mitchell	Apr-12	US District Court, ED MI	Wrongful Death	Company won appeal with three judge panel, petition filed by Plaintiff for full Court of Appeals review

There were no cases that were dismissed or judgment entered during the third quarter of 2015 and through the filing date of this Quarterly Report on Form 10-Q. Cases that were dismissed or judgment entered in prior fiscal quarters are not included in this table.

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

Policy Year	Policy Start Date	Policy End Date	Insurance Coverage	Deductible Amount	Defense Costs Covered	Remaining Insurance Coverage	Active Cases and Cases on Appeal
2004	12/1/2003	12/1/2004	$2.0	$0.1	N	$2.0	n/a
2005	12/1/2004	12/1/2005	10.0	0.3	Y	7.0	n/a
2006	12/1/2005	12/1/2006	10.0	0.3	Y	3.7	n/a
2007	12/1/2006	12/1/2007	10.0	0.3	Y	8.0	n/a
2008	12/1/2007	12/15/2008	10.0	0.5	Y	—	Koon
2009	12/15/2008	12/15/2009	10.0	1.0	N	10.0	Derbyshire
2010	12/15/2009	12/15/2010	10.0	1.0	N	10.0	Thompson, Shymko, Doan
2011	12/15/2010	12/15/2011	10.0	1.0	N	10.0	n/a
Jan-Jun 2012	12/15/2011	6/25/2012	7.0	1.0	N	7.0	Ramsey, Mitchell, Firman
Jul-Dec 2012	6/25/2012	12/15/2012	12.0	1.0	N	12.0	n/a
2013	12/15/2012	12/15/2013	12.0	1.0	N	12.0	n/a
2014	12/15/2013	12/15/2014	11.0	4.0	N	11.0	Schrock, Moore
2015	12/15/2014	12/15/2015	10.0	5.0	N	10.0	Jones, McKelvey, Price, Demery, Llach, Bennett
General
From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. After carefully assessing the claim, and assuming the Company determines that it is not at fault or it disagrees with the damages or relief demanded, the Company vigorously defend any lawsuit filed against the Company. In certain legal matters, the Company records a liability when losses are deemed probable and reasonably estimable. In evaluating matters for accrual and disclosure purposes, the Company takes into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of our prevailing, and the severity of any potential loss. the Company reevaluates and updates our accruals as matters progress over time.

Based on the Company's assessment of outstanding litigation and claims as of September 30, 2015, the Company has determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect its results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by its insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

Off-Balance Sheet Arrangements
Under certain circumstances, the Company uses letters of credit and surety bonds to guarantee its performance under various contracts, principally in connection with the installation and integration of its Axon cameras and related technologies. Certain of the Company's letters of credit contracts and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At September 30, 2015, the Company had outstanding letters of credit of approximately $3.0 million. Of that amount, $2.7 million is expected to expire in May 2017 and $0.3 million is expected to expire in January 2017. Additionally, the Company had approximately $2.4 million of outstanding surety bonds at September 30, 2015, with $2.2 million expiring in July 2018 and the remaining $0.2 million expected to be released in the near term.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Related Party Transactions

The Company engages Dr. Mark Kroll, a member of the Board of Directors, to provide consulting services. The expenses related to these services were approximately $44,000 and $50,000 for the three months ended September 30, 2015 and 2014, respectively, and $156,000 and $121,000 for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015 and December 31, 2014, the Company had accrued liabilities of approximately $19,000 and $8,000, respectively, related to these services.
The Company subscribes to a mobile collaboration software suite co-founded and managed by Bret Taylor, a member of the Board of Directors. The Company licenses the software for approximately $20,000 per quarter, and as of September 30, 2015 had prepaid costs related to an annual subscription of approximately $57,000. No such deferred costs were recorded at December 31, 2014.
In connection with the acquisition of Tactical Safety Responses Limited (Note 14), the Company assumed two long-term non-cancellable operating leases for business premises with the former owners who are now employees of the Company. The leases have an average remaining contractual term 15 years and require aggregate annual rental payments of approximately $45,000. Prepaid rental payments as of September 30, 2015 were negligible.
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
Contributions to the plans are made by both the employee and the Company. Company contributions are based on the level of employee contributions and are immediately vested. The Company’s matching contributions to the 401(k) plan for the three months ended September 30, 2015 and 2014, were approximately $0.3 million and $0.2 million, respectively. The Company’s matching contributions to the 401(k) plan for the nine months ended September 30, 2015 and 2014, were approximately $0.9 million and $0.6 million, respectively. The Company expects to make contributions to the non-qualified deferred compensation plan related to the three and nine months ended September 30, 2015, of approximately $8,000 and $31,000, respectively. Future matching or profit sharing contributions to the plans are at the Company’s sole discretion.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Segment Data
The Company’s operations are comprised of two reportable segments: the manufacture and sale of CEWs, accessories and other products and services (the “TASER Weapons” segment); and the video business, which includes the TASER Cam, Axon products, Evidence.com, and MediaSolv (the “Axon” segment). The Company includes only revenues and costs directly attributable to the Axon segment in that segment. Included in Axon segment costs are: costs of sales for both products and services, overhead allocation based on direct labor, selling expense for the Axon sales team, Axon product management expenses, trade shows and related expenses, and research and development for products included in the Axon segment. All other costs are included in the TASER Weapons segment. The CODM does not review assets by segment as part of the financial information provided; therefore, only limited asset information is provided in the following tables.
Information relative to the Company’s reportable segments is as follows (in thousands):

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	TASER Weapons	Axon	Total	TASER Weapons	Axon	Total
Product sales	$39,520	$7,745	$47,265	$40,010	$3,181	$43,191
Service revenue	—	3,111	3,111	—	1,158	1,158
Net sales	39,520	10,856	50,376	40,010	4,339	44,349
Cost of products sold	12,445	5,829	18,274	12,443	2,695	15,138
Cost of services delivered	—	1,034	1,034	—	498	498
Gross margin	27,075	3,993	31,068	27,567	1,146	28,713
Sales, general and administrative	11,941	5,893	17,834	10,028	2,413	12,441
Research and development	1,151	5,377	6,528	1,050	2,709	3,759
Income (loss) from operations	$13,983	$(7,277)	$6,706	$16,489	$(3,976)	$12,513
Purchase of property and equipment	$1,900	$169	$2,069	$803	$41	$844
Purchase of intangible assets	114	87	201	14	2	16
Purchase of property and equipment and intangible assets in connection with business acquisitions	1,503	1,502	3,005	—	—	—
Depreciation and amortization	603	345	948	1,010	91	1,101

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	TASER Weapons	Axon	Total	TASER Weapons	Axon	Total
Product sales	$115,686	$18,177	$133,863	$105,160	$9,812	$114,972
Service revenue	—	7,988	7,988	—	2,737	2,737
Net sales	115,686	26,165	141,851	105,160	12,549	117,709
Cost of products sold	34,805	12,692	47,497	34,024	8,111	42,135
Cost of services delivered	—	2,695	2,695	—	1,439	1,439
Gross margin	80,881	10,778	91,659	71,136	2,999	74,135
Sales, general and administrative	33,469	14,373	47,842	32,218	7,516	39,734
Research and development	3,418	13,574	16,992	2,660	8,160	10,820
Income (loss) from operations	$43,994	$(17,169)	$26,825	$36,258	$(12,677)	$23,581
Purchase of property and equipment	$2,435	$1,404	$3,839	$1,836	$230	$2,066
Purchase of intangible assets	195	207	402	123	2	125
Purchase of property and equipment and intangible assets in connection with business acquisitions	1,503	11,301	12,804	—	—	—
Depreciation and amortization	1,689	621	2,310	3,078	290	3,368

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Business Acquisitions
MediaSolv Solutions Corporation
On May 5, 2015, the Company acquired all of the outstanding capital stock of MediaSolv Solutions Corporation, a Delaware corporation for a total purchase price of $8.8 million, net of $0.1 million of cash acquired. MediaSolv primarily provides solutions for interview room video, closed-circuit television ("CCTV") and on-premise digital evidence management. These products will connect with the Company's Axon on-officer cameras and, in some cases, its Evidence.com cloud platform, further enabling law enforcement to unify existing silos of digital media and evidence into a seamless workflow from capture to the courtroom. The Company believes the acquisition will also allow the Company to leverage MediaSolv’s existing network and relationships to further strengthen its position in the market.
The purchase price consisted primarily of cash, net of cash acquired and working capital adjustments, of $7.8 million and contingent consideration of $1.0 million representing potential earn-outs to former stockholders based on predetermined future financial metrics. The Company also agreed to additional earn-out provisions and compensation adjustments totaling approximately $4.0 million based, in part, on predefined future financial metrics. The earn-outs are not included as part of the purchase price and will be expensed as compensation in the period earned. The fair value of the contingent consideration liability was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included primarily probability assessments related to the attainment of new customers during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation. Subsequent to the date of acquisition, there was no significant change in the estimated fair value of the liability.
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
The major classes of assets and liabilities to which the Company has allocated the purchase price, on a preliminary basis, are as follows (in thousands):

Accounts receivable and other current assets	$590
Inventory	35
Property and equipment	53
Intangible assets	4,145
Goodwill	5,600
Accounts payable and accrued liabilities	(403)
Deferred revenue	(153)
Deferred income tax liabilities, net	(1,044)
Total purchase price	$8,823
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

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Tactical Safety Responses Limited
On July 16, 2015, TASER International B.V., a wholly owned subsidiary of the Company, acquired all of the outstanding capital stock of Tactical Safety Responses Limited ("TSR"), a United Kingdom ("UK") corporation. TSR is the Company's licensed distributor of TASER CEWs and Axon cameras and related accessories in the UK. The acquisition is intended to help expand the Company's growth across the UK by growing its in-country sales and support team. The total purchase was $3.3 million consisting of $4.0 million cash at close, net of $0.7 million of cash acquired. The Company also agreed to additional amounts in the form of earn-outs, subject to the achievement of predefined performance metrics. The earn-outs are not included as part of the purchase price and will be expensed as compensation in the period earned. The acquired entity will operate under the name Axon Public Safety UK.
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
The major classes of assets and liabilities to which the Company has allocated the purchase price, on a preliminary basis, are as follows (in thousands):

Accounts receivable	$726
Inventory	497
Property and equipment	583
Other Assets	20
Intangible assets	881
Goodwill	1,541
Accounts payable and accrued liabilities	(207)
Notes payable	(169)
Income tax liabilities	(538)
Total purchase price	$3,334
The Company has assigned the goodwill to the consolidated entity. Other identifiable definite lived intangible assets were assigned a total weighted average amortization period of 7.0 years. TSR has been included in the Company's consolidated results of operations subsequent to the acquisition date. Pro forma results of operations for TSR have not been presented because they are not material to the consolidated results of operations. In connection with the acquisition, the Company incurred and expensed costs of approximately $0.1 million, which included legal, accounting and other third-party expenses related to the transaction.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of September 30, 2015, and results of operations for the three and nine months ended September 30, 2015 and 2014. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: our strategy to grow the Axon segment; our belief that customers will honor multi-year contracts despite the existence of appropriations (or similar) clauses; the sufficiency and availability of our liquid assets and capital resources; our litigation strategy, including the outcome of legal proceedings in which we are currently involved; our intentions about future development efforts and activities, including our intentions to invest in research and development; that selling, general and administrative expense will increase in the remainder of 2015; that fixed costs in the Axon segment will stabilize and result in lower cost of services as a percentage of revenue; that we may experience a decrease in overall margins; trends in stock-based compensation for the remainder of 2015; our plans for our Netherlands international headquarters facility; that we may have more sales and expenses denominated in foreign currencies in 2015; that we may engage in currency hedging activities; and the impact of recently adopted and future accounting standards. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward looking statements herein. Such factors include, but are not limited to: market acceptance of our products; our ability to design, introduce and sell new products; delays in development schedules; rapid technological change and competition; our ability to manage our growth and increase manufacturing production to meet demand; establishment and expansion of our direct and indirect distribution channels; our ability to pursue sales directly with customers; our dependence on sales of our TASER X26P and X2 CEWs; the acceptance of our Evidence.com software model; the long-term revenue recognition cycle for our SaaS Evidence.com product; the length of our sales cycle and our ability to realize benefits from our marketing and selling efforts; breach of our security measures resulting in unauthorized access to customer data; outages and disruptions relating to our Evidence.com service; our dependence on third party suppliers for key components of our products; component shortages; rising costs of raw materials and transportation relating to petroleum prices; that we may experience declines in gross margins due to a shift in product sales from CEW to Axon devices; product defects; our anticipation that certain orders will be completed; risks relating to acquisitions and joint ventures; catastrophic events; fluctuations in quarterly operating results; increases in non-U.S. denominated expenses; employee retention risks; budgetary and political constraints of prospects and customers; our exposure to cancellations of government contracts due to appropriation clauses; our compliance with regulations governing the environment, including but not limited to, regulations within the European Union; new regulations relating to conflict minerals; risks of governmental regulations, including regulations of our products by the United States Consumer Product Safety Commission, regulation of our products as a "crime control" product by the Federal government, state and local government regulation and foreign regulation and the adverse effects that could result from our products being classified as firearms by the United States Bureau of Alcohol and Firearms; Federal, state or local agency investigations could adversely impact the Company's ability to secure sales contracts; regulatory and political challenges presented by international markets; fluctuations in our effective tax rate; foreign currency fluctuations; counter-party risks relating to cash balances held in excess of FDIC insurance limits; litigation risks resulting from alleged product-related injuries and media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; the outcome of pending or future litigation; our ability to protect our intellectual property; intellectual property infringement claims and relating litigation costs; competition in foreign countries relating to foreign patents; our successful identification of existing intellectual property rights that might infringe on our developments and other factors identified in documents filed by us with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2014.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
The following table presents data from our statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended September 30,
	2015		2014
Net sales	$50,376	100.0%	$44,349	100.0%
Cost of products sold and services delivered	19,308	38.3	15,636	35.3
Gross margin	31,068	61.7	28,713	64.7
Operating expenses:
Sales, general and administrative	17,834	35.4	12,441	28.1
Research and development	6,528	13.0	3,759	8.5
Total operating expenses	24,362	48.4	16,200	36.5
Income from operations	6,706	13.3	12,513	28.2
Interest income and other (expense) income, net	(22)	—	(160)	(0.4)
Income before provision for income taxes	6,684	13.3	12,353	27.9
Provision for income taxes	5,163	10.2	4,795	10.8
Net income	$1,521	3.0%	$7,558	17.0%
Net sales to the U.S. and other countries are summarized as follows (dollars in thousands):

	Three Months Ended September 30,
	2015		2014
United States	$43,689	86.7%	$37,605	84.8%
Other Countries	6,687	13.3	6,744	15.2
Total	$50,376	100.0%	$44,349	100.0%

Net Sales
Net sales by product line were as follows for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,				Dollar Change	Percent Change
	2015		2014
TASER Weapons segment:
TASER X26P	$12,901	25.6%	$13,670	30.8%	$(769)	(5.6)%
TASER X2	10,928	21.7	10,719	24.2	209	1.9
TASER X26	1,570	3.1	2,694	6.1	(1,124)	(41.7)
TASER C2	530	1.1	463	1.0	67	14.5
TASER M26	207	0.4	184	0.4	23	12.5
Single cartridges	10,351	20.5	9,435	21.3	916	9.7
Extended warranties including TAP	1,876	3.7	1,761	4.0	115	6.5
Other	1,157	2.3	1,084	2.4	73	6.7
TASER Weapons segment	39,520	78.5	40,010	90.2	(490)	(1.2)
Axon segment:
Axon Body	1,144	2.3	966	2.2	178	18.4
Axon Flex	2,936	5.8	1,079	2.4	1,857	172.1
E-Dock	1,562	3.1	410	0.9	1,152	281.0
Evidence.com	2,764	5.5	1,050	2.4	1,714	163.2
TASER Cam	1,444	2.9	950	2.1	494	52.0
Extended warranties including TAP	511	1.0	—	0.0	511	*
Other	495	1.0	(116)	(0.3)	611	526.7
Axon segment	10,856	21.5	4,339	9.8	6,517	150.2
Total net sales	$50,376	100.0%	$44,349	100.0%	$6,027	13.6
* Not meaningful
Net unit sales for the TASER Weapons handles and other products and Axon segment products are as follows:

	Three Months Ended September 30,		Unit Change	Percent Change
	2015	2014
TASER X26P	13,659	15,466	(1,807)	(11.7)%
TASER X2	8,036	10,694	(2,658)	(24.9)
TASER X26	818	2,775	(1,957)	(70.5)
TASER M26	709	499	210	42.1
TASER C2	1,801	1,462	339	23.2
Cartridges	435,237	403,613	31,624	7.8
Axon Flex	6,759	2,577	4,182	162.3
Axon Body	4,778	3,224	1,554	48.2
E-Dock	2,075	1,386	689	49.7
TASER Cam	2,887	1,967	920	46.8
Net sales were $50.4 million and $44.3 million for the three months ended September 30, 2015 and 2014, respectively, an increase of $6.0 million or 13.6%. Net sales for the TASER Weapons segment were $39.5 million and $40.0 million for the three months ended September 30, 2015 and 2014, respectively, an decrease of $0.5 million or 1.2%. Net sales for the Axon segment were $10.9 million and $4.3 million for the three months ended September 30, 2015 and 2014, respectively, an increase of $6.5 million or 150.2%. International customers continued to be a steady contributor to the results with revenues of $6.7 million for each of the three months ended September 30, 2015 and 2014.
Net sales for the three months ended September 30, 2015 in the TASER Weapons segment decreased $0.5 million, or 1.2%, as compared to the same period in 2014. Sales related to TASER Smart Weapons decreased by approximately $0.6 million during the quarter ended September 30, 2015 as compared to 2014. The decrease was attributable primarily to the timing of larger sales transactions. Additionally sales of the legacy X26 CEW, whose production was discontinued as of December 31, 2015, decreased by approximately $1.1 million during the quarter ended September 30, 2015 as compared to the same period in 2014. These decreases were partially offset by higher cartridge sales of $0.9 million for the three months ended September 30, 2015.
Net sales for the Axon segment were $10.9 million and $4.3 million for the three months ended September 30, 2015 and 2014, respectively, an increase of $6.5 million or 150.2%. The increase in net sales was driven by the continued adoption of the Axon on-officer cameras and Evidence.com application in the law enforcement markets. The Company executed several large Axon camera deployments during the quarter, including related accessories, that contributed to the growth, adding higher revenues during the quarter ended September 30, 2015 of $3.2 million as compared to 2014. The Company is also continuing to see increased recurring revenues related to its long-term Evidence.com arrangements. Evidence.com revenues for the three months ended September 30, 2015 increased $1.7 million to $2.8 million as compared to the same period in 2014.

To gain more immediate feedback regarding activity for Axon camera products and Evidence.com services, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales), net of cancellations, placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Some bookings will be invoiced in subsequent years. Due to municipal government funding rules, certain of the future year amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although TASER has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be completed, if agencies do not appropriate funds in future year budgets, or enact a cancellation clause, revenue associated with these bookings will not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to Evidence.com and Axon products and services were $36.9 million and $15.3 million during the three months ended September 30, 2015 and 2014, respectively, an increase of $21.6 million, or 141.5%.
Cost of Products Sold and Services Delivered
Cost of products sold and services delivered was $19.3 million and $15.6 million for the three months ended September 30, 2015 and 2014, respectively, an increase of $3.7 million or 23.5%. As a percentage of net sales, cost of products sold and services delivered increased to 38.3% for the three months ended September 30, 2015 compared to 35.3% during the same period in 2014.
Within the TASER Weapons segment, cost of products sold remained consistent at $12.4 million for the three months ended September 30, 2015 and 2014, but increased slightly as a percentage of sales to 31.5% from 31.1%.
Within the Axon segment, cost of products sold and services delivered were $6.9 million for the three months ended September 30, 2015, an increase of $3.7 million, or 114.9% from the same period in 2014. The increase was primarily driven by growing sales in this segment and increased data storage costs as more agencies utilize Evidence.com. Cost of products sold and services delivered as a percentage of sales decreased to 63.2% for the three months ended September 30, 2015 from 73.6% for the same period in 2014. The decrease was driven by higher sales and by improvements to our Axon and Evidence.com SaaS margins. There are a number of fixed costs for the Axon segment which, as we generate additional traction in the business, we expect to remain relatively stable and should allow for lower cost of services delivered as a percentage of service revenue in the near term.
Gross Margin
Gross margin increased $2.4 million to $31.1 million for the three months ended September 30, 2015 compared to $28.7 million for 2014. As a percentage of net sales, gross margin decreased to 61.7% for the three months ended September 30, 2015 compared to 64.7% for 2014. The decrease was due primarily to increased sales in the Axon segment which have lower margins, and as Axon segment revenues increase as a percentage of total consolidated sales, overall margins could continue to decrease.
As a percentage of net sales, gross margin for the TASER Weapons segment was consistent at 68.5% and 68.9% for the three months ended September 30, 2015 and 2014, respectively. As a percentage of net sales, gross margin for the Axon segment was 36.8% and 26.4% for the three months ended September 30, 2015 and 2014, respectively. The increase in margins was primarily attributable to the leveraging of fixed costs. As the Axon segment continues to grow, overall product costs could continue to decrease, and segment competition is increasing at a rapid pace which could adversely impact margins, as the Company could be forced to keep prices competitive in order to secure long-term contracts.

Sales, General and Administrative Expenses
Sales, general and administrative (“SG&A”) expenses were comprised as follows for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	Percent Change
	2015	2014
Salaries, benefits and bonus	$6,402	$4,585	$1,817	39.6%
Stock-based compensation	1,129	940	189	20.1
Legal, professional and accounting	1,145	1,326	(181)	(13.7)
Sales and marketing	2,113	1,740	373	21.4
Consulting and lobbying services	2,556	734	1,822	248.2
Travel and meals	1,401	1,056	345	32.7
Building	954	689	265	38.5
Supplies	975	501	474	94.6
Depreciation and amortization	531	325	206	63.4
Liability insurance	358	351	7	2.0
Other	270	194	76	39.2
Total sales, general and administrative expenses	$17,834	$12,441	$5,393	43.3
Sales, general, and administrative as a percentage of net sales	35.4%	28.1%
SG&A expenses were $17.8 million and $12.4 million for the three months ended September 30, 2015 and 2014, respectively, an increase of $5.4 million or 43.3%. As a percentage of total net sales, SG&A expenses increased to 35.4% for the three months ended September 30, 2015 compared to 28.1% for the same period in 2014.

SG&A by type and by segment were as follows for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,				Dollar Change	Percent Change
	2015		2014
TASER Weapons segment:
Salaries, benefits and bonus	$4,113	23.1%	$3,665	29.5%	$448	12.2%
Stock-based compensation	809	4.5	673	5.4	136	20.2
Legal, professional and accounting	1,094	6.1	1,304	10.5	(210)	(16.1)
Sales and marketing	1,174	6.6	1,258	10.1	(84)	(6.7)
Consulting and lobbying services	1,439	8.1	530	4.3	909	171.5
Travel and meals	729	4.1	668	5.4	61	9.1
Other	2,583	14.5	1,930	15.5	653	33.8
TASER Weapons segment	11,941	67.0	10,028	80.6	1,913	19.1
Axon segment:
Salaries, benefits and bonus	2,289	12.8%	920	7.4%	1,369	148.8%
Stock-based compensation	320	1.8	267	2.1	53	19.9
Legal, professional and accounting	51	0.3	22	0.2	29	131.8
Sales and marketing	939	5.3	482	3.9	457	94.8
Consulting and lobbying services	1,117	6.3	204	1.6	913	447.5
Travel and meals	672	3.8	388	3.1	284	73.2
Other	505	2.8	130	1.0	375	288.5
Axon segment	5,893	33.0	2,413	19.4	3,480	144.2
Total sales, general and administrative expenses	$17,834	100.0%	$12,441	100.0%	$5,393	43.3
Within the TASER Weapons segment, SG&A increased $1.9 million, or 19.1%, to $11.9 million during the three months ended September 30, 2015 as compared to $10.0 million for three months ended September 30, 2014. Salaries, benefits and bonus along with stock compensation increased approximately $0.6 million during the three months ended September 30, 2015 as compared to 2014 as the Company continued its efforts to build out international and direct sales teams internally along with the related support staff during the current quarter. The increase in consulting and lobbying was due to increased sales consulting internationally and lobbying and public relations efforts ahead of the International Association of Chiefs of Police ("IACP") conference held in October 2015. The increase in the balance of other expenses of $0.7 million during the three months ended September 30, 2015 as compared 2014 was related to building expenses, including depreciation and amortization, and supplies which was primarily attributable to continued growth of the Company.
Within the Axon segment, SG&A increased $3.5 million, or 144.2%, to $5.9 million during the three months ended September 30, 2015 as compared to $2.4 million for the same period in 2014. Salaries, benefits and bonus along with stock compensation increased approximately $1.4 million during the three months ended September 30, 2015 as compared to 2014 as the Company continues to hire additional engineering, software development personnel, sales and marketing personnel and general support staff to further expand upon existing product offerings as well as the development of new mobile and cloud technologies. The Company remains committed to launching new product lines to solidify its competitive advantage in these emerging technologies. The increase in sales and marketing of $0.5 million during the three months ended September 30, 2015 as compared to 2014 was due primarily to increased commissions on higher sales and increased marketing efforts for Axon technologies. The increase in consulting and lobbying was due to the Axon branding campaign that took place in the third quarter of 2015 as well as increased lobbying and public relations efforts ahead of the IACP conference held in October 2015. The increase in the balance of other expenses of $0.4 million during the three months ended September 30, 2015 as compared 2014 was related to building expenses, including depreciation and amortization, and supplies which was primarily attributable to continued growth of the Company.
The Company expects to see additional increases in SG&A throughout the remainder of 2015 as it continues to invest in the strategic initiatives discussed above.

Research and Development Expenses
Research and development (“R&D”) expenses were $6.5 million and $3.8 million for the three months ended September 30, 2015 and 2014, respectively, an increase of $2.8 million, or 73.7%. As a percentage of net sales, R&D increased to 13.0% for the three months ended September 30, 2015 compared to 8.5% for the same period in 2014. The Company's TASER Weapons and Axon segments made up $0.1 million and $2.7 million of the total increase, respectively. Of the $2.7 million increase in R&D for the Axon segment, $1.5 million, $0.3 million and $0.3 million related to salaries and benefits, inclusive of stock-based compensation, consulting services, and engineering test materials, respectively. The Company remains focused on growing the Axon segment as it adds headcount and external resources to develop new products and services for cloud, mobile and wearable technologies along with adding new functionality and capabilities to existing software platforms as well as camera hardware and related accessories. Additionally, within the Axon segment, the Company experienced an increase in the balance of other expenses of $0.5 million during the three months ended September 30, 2015 as compared 2014 was related to building expenses, including depreciation and amortization, and supplies which was primarily attributable to the growth of the Seattle office.
Provision for Income Taxes
The provision for income taxes was $5.0 million for the three months ended September 30, 2015, which was an effective tax rate of 74.0%. In addition, the Company recorded a return to provision adjustment of $0.2 million based on the finalization of the Company's 2014 tax return which was filed during the third quarter of 2015. Our estimated full year effective income tax rate for 2015, before discrete period adjustments, is approximately 45.5%, which is above the statutory rate due to the impact of the relative amounts of income or loss projected in certain foreign jurisdictions, state taxes and non-deductible expenses for items such as ISO stock option expense, meals and entertainment, and lobbying fees, partially offset by the impact of the domestic production activities deduction. The Company has nearly completed the full implementation of its new international structure, which is new for 2015.  In accounting for the income tax effects of this new structure, the Company has recognized income tax expense in the current quarter based on the results it expects for the full year.  Actual results could be different, impacting the Company’s income tax expense in future quarters.
Net Income
Our net income decreased by $6.0 million to $1.5 million for the three months ended September 30, 2015 compared to $7.6 million for the same period in 2014. Net income per basic and diluted share was $0.03 for the three months ended September 30, 2015 compared to $0.14 per basic and diluted share for the same period in 2014.

Three Months Ended September 30, 2015 Compared to the Three Months Ended June 30, 2015

Net Sales
Net sales by product line were as follows for the three months ended September 30, 2015 and June 30, 2015 (dollars in thousands):

	Three Months Ended September 30, 2015		Three Months Ended June 30, 2015		Dollar Change	Percent Change
TASER Weapons segment:
TASER X26P	$12,901	25.6%	$13,284	28.4%	$(383)	(2.9)%
TASER X2	10,928	21.7	10,110	21.6	818	8.1
TASER X26	1,570	3.1	1,754	3.8	(184)	(10.5)
TASER C2	530	1.1	472	1.0	58	12.3
TASER M26	207	0.4	168	0.4	39	23.2
Single cartridges	10,351	20.5	9,231	19.8	1,120	12.1
Extended warranties including TAP	1,876	3.7	1,794	3.8	82	4.6
Other	1,157	2.3	1,012	2.2	145	14.3
TASER Weapons segment	39,520	78.5	37,825	81.0	1,695	4.5
Axon segment:
Axon Body	1,144	2.3	1,078	2.3	66	6.1
Axon Flex	2,936	5.8	1,348	2.9	1,588	117.8
E-Dock	1,562	3.1	1,066	2.3	496	46.5
Evidence.com	2,764	5.5	2,672	5.7	92	3.4
TASER Cam	1,444	2.9	2,008	4.3	(564)	(28.1)
Extended warranties including TAP	511	1.0	343	0.7	168	49.0
Other	495	1.0	373	0.8	122	32.7
Axon segment	10,856	21.5	8,888	19.0	1,968	22.1
Total net sales	$50,376	100.0%	$46,713	100.0%	$3,663	7.8
Net unit sales for the TASER Weapons handles and other products and Axon segment products are as follows:

	Three Months Ended September 30, 2015	Three Months Ended June 30, 2015	Unit Change	Percent Change
TASER X26P	13,659	15,041	(1,382)	(9.2)%
TASER X2	8,036	9,748	(1,712)	(17.6)
TASER X26	818	1,285	(467)	(36.3)
TASER M26	709	738	(29)	(3.9)
TASER C2	1,801	2,029	(228)	(11.2)
Cartridges	435,237	383,221	52,016	13.6
Axon Flex	6,759	5,347	1,412	26.4
Axon Body	4,778	4,743	35	0.7
E-Dock	2,075	1,701	374	22.0
TASER Cam	2,887	3,995	(1,108)	(27.7)
Net sales were $50.4 million and $46.7 million for the three months ended September 30, 2015 and June 30, 2015, respectively, an increase of $3.7 million or 7.8%. Net sales for the TASER Weapons segment were $39.5 million and $37.8 million for the three months ended September 30, 2015 and June 30, 2015, respectively, an increase of $1.7 million or 4.5%. Net sales for the Axon segment were $10.9 million and $8.9 million for the three months ended September 30, 2015 and June 30, 2015, respectively, an increase of $2.0 million or 22.1%.

The increase in net sales for the three months ended September 30, 2015 compared to June 30, 2015 in the TASER Weapons segment was primarily driven by continued adoption of the TASER Smart Weapons, as customers upgrade their legacy CEWs to the new X26P and TASER X2 Smart Weapons. The increase in cartridges of $1.1 million was primarily driven by the overall increase in the number of total weapons in the field. In the Axon segment, the increase in net sales was driven by the continued adoption of the Axon on-officer cameras and Evidence.com application in the law enforcement markets. The increase sales was primarily driven by higher sales volumes as average selling prices have remained relatively consistent quarter over quarter. During the quarter ended September 30, 2015 the Company announced a total of 45 significant deployments representing a total of approximately 8,500 Axon cameras as compared to 38 such deployments representing 5,800 cameras during the quarter ended June 30, 2015. Although these orders don't always result in immediate revenue recognition, the growth in deployments is a direct contributor to sequential revenue growth. The increase in Evidence.com revenues was due to an increase in active, paid users on the Evidence.com platform which increased to approximately 33,000 as of September 30, 2015 compared to approximately 29,000 as of June 30, 2015, an increase of 4,000 or 13.7%

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
The following table presents data from our statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Nine Months Ended September 30,
	2015		2014
Net sales	$141,851	100.0%	$117,709	100.0%
Cost of products sold and services delivered	50,192	35.4	43,574	37.0
Gross margin	91,659	64.6	74,135	63.0
Operating expenses:
Sales, general and administrative	47,842	33.7	39,734	33.8
Research and development	16,992	12.0	10,820	9.2
Total operating expenses	64,834	45.7	50,554	42.9
Income from operations	26,825	18.9	23,581	20.0
Interest income and other (expense) income, net	12	0.0	(88)	(0.1)
Income before provision for income taxes	26,837	18.9	23,493	20.0
Provision for income taxes	12,008	8.5	8,661	7.4
Net income	$14,829	10.5%	$14,832	12.6%
Net sales to the U.S. and other countries are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2015		2014
United States	$117,885	83.1%	$95,336	81.0%
Other Countries	23,966	16.9	22,373	19.0
Total	$141,851	100.0%	$117,709	100.0%

Net Sales
Net sales by product line were as follows for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,				Dollar Change	Percent Change
	2015		2014
TASER Weapons segment:
TASER X26P	$41,257	29.1%	$31,825	27.0%	$9,432	29.6%
TASER X2	29,565	20.8	20,038	17.0	9,527	47.5
TASER X26	5,793	4.1	14,509	12.3	(8,716)	(60.1)
TASER C2	1,491	1.1	1,401	1.2	90	6.4
TASER M26	529	0.4	494	0.4	35	7.1
TASER XREP	—	0.0	2,615	2.2	(2,615)	(100.0)
Single cartridges	28,584	20.2	26,909	22.9	1,675	6.2
Extended warranties including TAP	5,384	3.8	4,517	3.8	867	19.2
Other	3,083	2.2	2,852	2.4	231	8.1
TASER Weapons segment	115,686	81.6	105,160	89.3	10,526	10.0
Axon segment:
Axon Body	3,433	2.4	2,149	1.8	1,284	59.7
Axon Flex	5,529	3.9	2,444	2.1	3,085	126.2
E-Dock	3,442	2.4	933	0.8	2,509	268.9
Evidence.com	7,355	5.2	2,630	2.2	4,725	179.7
TASER Cam	4,430	3.1	3,695	3.1	735	19.9
Extended warranties including TAP	1,156	0.8	—	0.0	1,156	*
Other	820	0.6	698	0.6	122	17.5
Axon segment	26,165	18.4	12,549	10.7	13,616	108.5
Total net sales	$141,851	100.0%	$117,709	100.0%	$24,142	20.5
* Not meaningful
Net unit sales for the TASER Weapons handles and other products and Axon segment products are as follows:

	Nine Months Ended September 30,		Unit Change	Percent Change
	2015	2014
TASER X26P	45,946	36,673	9,273	25.3%
TASER X2	25,510	18,673	6,837	36.6
TASER X26	4,341	14,220	(9,879)	(69.5)
TASER M26	1,952	1,377	575	41.8
TASER C2	5,785	5,003	782	15.6
Cartridges	1,189,118	1,142,663	46,455	4.1
Axon Flex	15,921	6,176	9,745	157.8
Axon Body	15,381	8,651	6,730	77.8
E-Dock	5,554	2,780	2,774	99.8
TASER Cam	8,993	7,174	1,819	25.4
Net sales were $141.9 million and $117.7 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $24.1 million or 20.5%. Net sales for the TASER Weapons segment were $115.7 million and $105.2 million for nine months ended September 30, 2015 and 2014, respectively, an increase of $10.5 million or 10.0%. Net sales for the Axon segment were $26.2 million and $12.5 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $13.6 million or 108.5%.

The increase in net sales for the nine months ended September 30, 2015 compared to same period in 2014 in the TASER Weapons segment was primarily driven by increased adoption of the TASER X26P Smart Weapon, as customers upgrade their legacy CEWs to the new X26P and TASER X2 Smart Weapons. In the Axon segment, the increase in net sales was driven by the continued adoption of the Axon on-officer cameras and Evidence.com application in the law enforcement markets. International customers continued to be a steady contributor to the results with $24.0 million in the nine months ended September 30, 2015 versus $22.4 million for the same period in 2014.

To gain more immediate feedback regarding activity for Axon camera products and Evidence.com services, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales), net of cancellations, placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Some bookings will be invoiced in subsequent years. Due to municipal government funding rules, certain of the future year amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although TASER has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be completed, if agencies do not appropriate funds in future year budgets, or enact a cancellation clause, revenue associated with these bookings will not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to Evidence.com and the Axon product line were $90.5 million and $32.5 million during the nine months ended September 30, 2015 and 2014, respectively, and increase of $57.9 million or 178.0%.

The chart below illustrates the Company's quarterly bookings for each of the previous six fiscal quarters (in thousands):
Cost of Products Sold and Services Delivered
Cost of products sold and services delivered was $50.2 million and $43.6 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $6.6 million or 15.2%. As a percentage of net sales, cost of products sold and services delivered decreased to 35.4% for the nine months ended September 30, 2015 compared to 37.0% during the same period in 2014.
Within the TASER Weapons segment, cost of products sold increased $0.8 million, or 2.3%, to $34.8 million for the nine months ended September 30, 2015, compared to $34.0 million in 2014, but decreased as a percentage of sales to 30.1% from 32.4%. The net decrease in cost of products sold as a percent of sales primarily reflects increased leverage of fixed overhead costs due to higher production levels, higher average selling prices, as well as the completion of the depreciation of our automated cartridge production line at the end of the fourth quarter 2014.
Within the Axon segment, cost of products sold and services delivered were $15.4 million for the nine months ended September 30, 2015, an increase of $5.8 million, or 61.1% from the same period in 2014. The increase was driven by growing sales in this segment and increased data storage costs as more agencies utilize Evidence.com, as well as growth in the newly established professional services team. Cost of products sold and services delivered as a percentage of sales decreased to 58.8% for the nine months ended September 30, 2015 from 76.1% for the same period in 2014. The decrease was driven by higher sales and by improvements to our Axon and Evidence.com SaaS margins. There are a number of fixed costs for the Axon segment which, as we generate additional traction in the business, we expect to remain relatively stable and should allow for lower cost of services delivered as a percentage of service revenue.

Gross Margin
Gross margin increased $17.5 million to $91.7 million for the nine months ended September 30, 2015 compared to $74.1 million for 2014. As a percentage of net sales, gross margin increased to 64.6% for the nine months ended September 30, 2015 compared to 63.0% for the nine months ended September 30, 2014. The increase was attributable to stronger sales and margins in the TASER Weapons segment, and also improved margins in the Axon segment as it continues to scale and leverage fixed costs.
As a percentage of net sales, gross margin for the TASER Weapons segment was 69.9% and 67.6% for the nine months ended September 30, 2015 and 2014, respectively, while the same measure for these periods for the Axon segment were 41.2% and 23.9%, respectively. The Company continued to see steady margins for the TASER weapons segment and improved margins in the Axon segment, due primarily to additional leveraging of fixed costs and higher average selling prices.
As the Axon segment continues to grow, overall product costs could continue to decrease, and segment competition is increasing at a rapid pace which could adversely impact margins, as the Company could be forced to keep prices competitive in order to secure long-term contracts. Additionally, as the Axon segment continues to become a greater percentage of total sales, the Company may experience a decrease in consolidated margins as a percentage of sales.

Sales, General and Administrative Expenses
Sales, general and administrative (“SG&A”) expenses were comprised as follows for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2015	2014
Salaries, benefits and bonus	$17,391	$12,815	$4,576	35.7%
Stock-based compensation	2,987	2,598	389	15.0
Legal, professional and accounting	3,889	7,282	(3,393)	(46.6)
Sales and marketing	6,435	5,293	1,142	21.6
Consulting and lobbying services	5,197	2,462	2,735	111.1
Travel and meals	4,265	3,354	911	27.2
Building	2,630	2,195	435	19.8
Supplies	2,113	1,382	731	52.9
Depreciation and amortization	1,225	937	288	30.7
Liability insurance	1,040	950	90	9.5
Other	670	466	204	43.8
Total sales, general and administrative expenses	$47,842	$39,734	$8,108	20.4
Sales, general, and administrative as a percentage of net sales	33.7%	33.8%
SG&A expenses were $47.8 million and $39.7 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $8.1 million or 20.4%. As a percentage of total net sales, SG&A expenses remained consistent at 33.7% for the nine months ended September 30, 2015 compared to 33.8% for the same period in 2014.

SG&A by type and by segment were as follows for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,				Dollar Change	Percent Change
	2015		2014
TASER Weapons segment:
Salaries, benefits and bonus	$11,712	24.5%	$10,247	25.8%	$1,465	14.3%
Stock-based compensation	2,117	4.4	1,919	4.8	198	10.3
Legal, professional and accounting	3,796	7.9	7,165	18.0	(3,369)	(47.0)
Sales and marketing	3,487	7.3	3,301	8.3	186	5.6
Consulting and lobbying services	3,101	6.5	1,825	4.6	1,276	69.9
Travel and meals	2,373	5.0	2,127	5.4	246	11.6
Other	6,883	14.4	5,634	14.2	1,249	22.2
TASER Weapons segment	33,469	70.0	32,218	81.1	1,251	3.9
Axon segment:
Salaries, benefits and bonus	5,679	11.9%	2,568	6.5%	3,111	121.1
Stock-based compensation	870	1.8	679	1.7	191	28.1
Legal, professional and accounting	93	0.2	117	0.3	(24)	(20.5)
Sales and marketing	2,948	6.2	1,992	5.0	956	48.0
Consulting and lobbying services	2,096	4.4	637	1.6	1,459	229.0
Travel and meals	1,892	4.0	1,227	3.1	665	54.2
Other	795	1.7	296	0.7	499	168.6
Axon segment	14,373	30.0	7,516	18.9	6,857	91.2
Total sales, general and administrative expenses	$47,842	100.0%	$39,734	100.0%	$8,108	20.4
Within the TASER Weapons segment, SG&A increased $1.3 million, or 3.9%, to $33.5 million during the nine months ended September 30, 2015 as compared to $32.2 million for nine months ended September 30, 2014. Salaries, benefits and bonus and stock-based compensation within the Weapons segment increased approximately $1.7 million to $13.8 million during the nine months ended September 30, 2015 as compared to the same period in 2014. This increase was primarily attributable to the Company's efforts to build out international and direct sales teams internally as well as increasing headcount in certain administrative departments to support the overall growth of the entity. The modest increases in sales and marketing and travel in meals of $0.4 million correlated with the increased sales efforts both domestically and internationally. Weapons segment consulting and lobbying services increased $1.3 million during the nine months ended September 30, 2015 compared to 2014. This increase was due to increased sales consulting internationally and lobbying and public relations efforts ahead of the IACP conference held in October 2015. The increase in the balance of other expenses of $1.2 million during the nine months ended September 30, 2015 as compared 2014 was related to building expenses, including depreciation and amortization, and supplies which was primarily attributable to continued growth of the Company.
Within the Axon segment, SG&A increased $6.9 million, or 91.2%, to $14.4 million during the nine months ended September 30, 2015 as compared to the same period in 2014. Salaries, benefits and bonus along with stock compensation increased approximately $3.3 million during the nine months ended September 30, 2015 as compared to 2014 as the Company continues to hire additional engineering, software development personnel, sales and marketing personnel and general support staff to further expand upon existing product offerings as well as the development of new mobile and cloud technologies. The Company remains committed to launching new product lines to solidify its competitive advantage in these emerging technologies. The increase in sales and marketing of $1.0 million during the nine months ended September 30, 2015 as compared to 2014 was due primarily to increased commissions on higher sales and increased marketing efforts for Axon technologies. The increase in consulting and lobbying was due to the Axon branding campaign that took place in the third quarter of 2015 as well as increased lobbying and public relations efforts ahead of the IACP conference held in October 2015. The increase in the balance of other expenses of $0.5 million during the nine months ended September 30, 2015 as compared 2014 was related to building expenses, including depreciation and amortization, and supplies which was primarily attributable to continued growth of the Company.
The Company expects to see additional increases in SG&A throughout the remainder of 2015 as it continues to invest in the strategic initiatives discussed above.

Research and Development Expenses
Research and development (“R&D”) expenses were $17.0 million and $10.8 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $6.2 million or 57.0%. As a percentage of net sales, R&D increased to 12.0% for the nine months ended September 30, 2015 compared to 9.2% for 2014, respectively. The Company's TASER Weapons and Axon segments made up $0.8 million and $5.4 million of the total increase, respectively. Of the $5.4 million increase in R&D for the Axon segment, $3.3 million, $1.0 million and $0.3 million related to salaries and benefits, inclusive of stock-based compensation, consulting services, and engineering test materials, respectively. The Company remains focused on growing the Axon segment as it adds headcount and external resources to develop new products and services for cloud, mobile and wearable technologies along with adding new functionality and capabilities to existing software platforms as well as camera hardware and related accessories. Additionally, within the Axon segment, the Company experienced an increase in the balance of other expenses of $0.6 million during the nine months ended September 30, 2015 as compared 2014 was related to building expenses, including depreciation and amortization, and supplies which was primarily attributable to the growth of the Seattle office.
Provision for Income Taxes
The provision for income taxes was $11.8 million for the nine months ended September 30, 2015, which was an effective tax rate of 44.0%. In addition, the Company recorded a return to provision adjustment of $0.2 million based on the finalization of the Company's 2014 tax return which was filed during the third quarter of 2015. Our estimated full year effective income tax rate for 2015, before discrete period adjustments, is approximately 45.5%, which is above the statutory rate due to the impact of the relative amounts of income or loss projected in certain foreign jurisdictions, state taxes and non-deductible expenses for items such as ISO stock option expense, meals and entertainment, and lobbying fees, partially offset by the impact of the domestic production activities deduction. The Company has nearly completed the full implementation of its new international structure, which is new for 2015.  In accounting for the income tax effects of this new structure, the Company has recognized income tax expense in the current quarter based on the results it expects for the full year.  Actual results could be different, impacting the Company’s income tax expense in future quarters.
Net Income
Our net income was flat at $14.8 million for the nine months ended September 30, 2015 and 2014. Net income per basic and diluted share was $0.28 and $0.27 for both nine month periods ended September 30, 2015 and 2014.

Liquidity and Capital Resources
Summary
As of September 30, 2015, we had $104.6 million of cash, cash equivalents and investments, an increase of $14.1 million from the end of 2014.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2015	2014
Operating activities	$30,314	$22,638
Investing activities	(33,293)	(17,126)
Financing activities	429	(9,284)
Effect of exchange rate changes on cash and cash equivalents	70	116
Net decrease in cash and cash equivalents	$(2,480)	$(3,656)
Operating activities
Net cash provided by operating activities in the first nine months of 2015 of $30.3 million consisted of $14.8 million in net income impacted by the net increase of non-cash income statement items totaling $1.4 million and decrease of $14.1 million for the net change in operating assets and liabilities. Included in the non-cash items were $2.3 million in depreciation and amortization expense, $5.1 million in stock-based compensation expense and $1.3 million of bond premium amortization. These additions were offset by an $6.3 million reduction related to excess tax benefit from stock-based compensation that is treated as a financing activity for cash flow purposes. The most significant increases to the portion of cash from operating activities related to the changes in operating assets and liabilities were a $7.7 million decrease in accounts receivable, an increase in deferred revenue of $10.7 million, and an increase in accounts payable, accrued liabilities and other liabilities of $1.7 million. The increase in deferred revenue was primarily driven by the continued adoption of Axon products and services that are typically invoiced at inception of the contract, and recognized over the duration of the contract period as hardware and services are delivered. Of the increase in deferred revenue, $5.1 million resulted from increased hardware deferred revenue along with increased deferred warranty revenue of $2.3 million, and increased Axon Services, including Evidence.com subscriptions, of $3.3 million. Offsetting these increases in cash from operating activities were increased prepaid expenses and other assets of $5.5 million.

Net cash provided by operating activities in the first nine months of 2014 of $22.6 million was primarily driven by $14.8 million of net income for the period, adjusted for the net add-back of non-cash expenses of $11.4 million, including depreciation and amortization expense of $3.4 million, deferred income taxes of $9.9 million and stock-based compensation expense of $4.1 million, offset by a $5.8 million reduction related to excess tax benefit from stock-based compensation. Cash from operating activities reflected a net decrease of $3.6 million related to the net change in assets and liabilities. The net decrease in operating cash was primarily driven by an increase in accounts and notes receivable of $4.8 million, increased inventory of $5.0 million, an increase in prepaid expenses and other assets of $1.1 million, and a reduction of accounts payable and accrued liabilities of $1.7 million. The increase in accounts and notes receivable was attributable to increased invoiced sales. The increase in inventory was due to normal timing fluctuations and anticipated sales. Offsetting these reductions to operating cash inflows was an increase to operating cash flow of $9.8 million resulting from an increased balance of deferred revenue. The increase in deferred revenue primarily related to approximately $4.4 million from growing warranty sales, $2.8 million from increased Evidence.com sales, and $2.6 million in increased TASER Assurance Program sales.

Investing activities
Primarily as a result of investing cash generated from operating activities, we used $33.3 million for investing activities during the first nine months of 2015. Purchases of investments, net of calls and maturities, were $17.9 million. In May, the Company acquired the net assets MediaSolv for an aggregate purchase price of $8.8 million, including $7.9 million of cash. In July, the Company acquired its UK distributor, Tactical Safety Responses Limited ("TSR"), for a purchase price of $3.3 million which represents the gross purchase price of $4.0 million net of $0.7 million of cash acquired. In addition, the Company invested $4.2 million in the purchase of property and equipment and intangible assets, excluding the assets acquired in the MediaSolv and TSR acquisitions.

We used $17.1 million for investing activities during the first nine months of 2014 primarily as a result of investing cash generated from operating activities. Purchases of investments, net of calls and maturities, were $14.9 million. The Company also invested $2.2 million to purchase property and equipment and intangibles.
Financing activities
Net cash provided by financing activities was $0.4 million during the first nine months of 2015. This was comprised primarily of $2.6 million of proceeds from the exercise of stock options and $6.3 million of excess tax benefit from stock proceeds offset by the repurchase of $7.6 million of our common stock, which was purchased for a weighted average cost of $25.86 per share, and $0.8 million of payroll taxes funded by the Company on behalf of employees who net-settled stock awards during the period. The weighted average cost included the average price paid per share of $25.83, plus any applicable administrative costs for the transaction.

During the first nine months of 2014, net cash used in financing activities was $9.3 million and was primarily attributable to the repurchase of $22.4 million of our common stock, which was purchased for a weighted average cost of $12.99 per share, offset by $13.2 million of stock option exercises and other share-based payment activities. The weighted average cost included the average price paid per share of $12.96, plus any applicable administrative costs for the transaction.
Liquidity and Capital Resources
Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. In addition, our $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates, currently LIBOR plus 1.5% or Prime less 0.75%. At September 30, 2015 and December 31, 2014, there were no borrowings under the line. As of September 30, 2015, we had letters of credit outstanding of $3.0 million, leaving the net amount available for borrowing of approximately $7.0 million. The facility matures on July 31, 2017. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.
Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of a maximum leverage ratio and minimum fixed charge coverage ratio. The leverage ratio (ratio of total liabilities to tangible net worth) can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At December 31, 2015, the Company’s tangible net worth ratio was 0.48:1 and its fixed charge coverage ratio was 2.53:1. Accordingly, the Company was in compliance with these covenants.
Based on our strong balance sheet and the fact that we had approximately $0.2 million of total long-term debt and capital lease obligations at September 30, 2015, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.
We believe funds generated from our expected results of operations, as well as available cash and investments, will be sufficient to finance our operations and strategic initiatives for the remainder of 2015 and the foreseeable future. From time to time, our board of directors considers repurchases of our common stock. Further repurchases of our common stock will take place on the open market, will be financed with available cash and are subject to board authorization as well as market and business conditions.

Off-Balance Sheet Arrangements

The discussion of off-balance sheet arrangements in Note 10 to the unaudited consolidated financial statements included in PART I, ITEM I of this Form 10-Q is incorporated by reference herein.

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

Product Warranties
The Company warranties its CEWs, Axon cameras and E-Docks from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for our standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. We estimate future warranty costs based on historical data related to returns and warranty costs on a quarterly basis and apply this rate to current product anticipated returns from our customers. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. The accrued warranty liability is reviewed quarterly to evaluate whether it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of September 30, 2015 and December 31, 2014, our reserve for warranty returns was approximately $0.4 million and $0.7 million, respectively. Warranty expense for the nine months ended September 30, 2015 and 2014 was $19,000 and $0.5 million, respectively. The decrease in warranty reserve and related expense as of and for the nine months ended September 30, 2015 was primarily driven by the Company's completion of its replacement program for existing Evidence Transfer Machine ("ETM") units in the field being upgraded to the newer E-Dock product line. Additionally, the Company continues to experience decreased warranty claims on its other existing products which has led to lower warranty reserves. As the Company continues investing in the development of new technologies it will continue to assess the adequacy of its reserves related to inherent uncertainties with new product offerings.
Revenue related to separately-priced extended warranties is recorded as deferred revenue at its contractual amount and subsequently recognized in net sales on a straight-line basis over the delivery period. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.
Inventory
Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities and a determination of what costs are considered to be abnormal fixed production costs, which are expensed as current period charges. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. Our reserve for excess and obsolete inventory increased to $2.1 million at September 30, 2015, compared to $1.4 million at December 31, 2014. This increase was primarily related to reserves on components the Company may not be able to use in production of certain Axon camera products. At December 31, 2014, the Company recorded an accrued liability of approximately $1.1 million related to inventory losses on certain Axon camera products. The accrued losses related to unfulfilled, non-cancellable purchase orders or inventory in-transit at period end, so the losses were recorded as a liability and not as an inventory reserve. As these items were received by the Company, an adjustment was recorded to move the reserve balance from accrued liabilities to the inventory reserve, with no adjustment necessary to the consolidated statements of operations. Approximately $1.0 million was moved from accrued inventory losses to the inventory reserve during the nine months ended September 30, 2015. In the event that actual excess, obsolete or slow-moving inventories differ from these estimates, changes to inventory reserves may be necessary.
Revenue Recognition, Deferred Revenue and Accounts and Notes Receivable
We derive our revenue from two primary sources: (1) the sale of physical products, including our CEWs, Axon cameras, corresponding hardware extended warranties, and related accessories such as E-docks, cartridges and batteries, and (2) subscription to our Evidence.com digital evidence management SaaS (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, we also recognize training and other revenue. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. Contractual arrangements may contain explicit customer acceptance provisions, and under such arrangements, the Company defers recognition of revenue until formal customer acceptance is received. Extended warranty revenue, SaaS revenue and related data storage revenue are recognized ratably over the term of the contract beginning on the commencement date of each contract.
Revenue arrangements with multiple deliverables are divided into separate units and revenue is allocated using the relative selling price method based upon vendor-specific objective evidence of selling price or third-party evidence of the selling prices if vendor-specific objective evidence of selling prices does not exist. If neither vendor-specific objective evidence nor third-party evidence exists, management uses its best estimate of selling price. The majority of the Company’s allocations of arrangement consideration under multiple element arrangements are performed using vendor-specific objective evidence by utilizing prices charged to customers for deliverables when sold separately. The Company’s multiple element arrangements may include future

CEWs and/or Axon devices to be delivered at defined points within a multi-year contract, and in those arrangements, the Company allocates total arrangement consideration over the life of the multi-year contract to future deliverables using management’s best estimate of selling price. The Company has not utilized third party evidence of selling price.
For the three and nine months ended September 30, 2015 and 2014, the composition of revenue recognized from arrangements containing multiple elements and those not containing multiple elements was as follows:

	Three Months Ended September 30, 2015						Three Months Ended September 30, 2014
	TASER Weapons		Axon		Total		TASER Weapons		Axon		Total
Arrangements with multiple elements	$4,735	12.0%	$8,267	76.2%	$13,002	25.8%	$1,506	3.8%	$2,663	61.4%	$4,169	9.4%
Arrangements without multiple elements	34,785	88.0	2,589	23.8	37,374	74.2	38,504	96.2	1,676	38.6	40,180	90.6
Total	$39,520	100.0%	$10,856	100.0%	$50,376	100.0%	$40,010	100.0%	$4,339	100.0%	$44,349	100.0%

	Nine Months Ended September 30, 2015						Nine Months Ended September 30, 2014
	TASER Weapons		Axon		Total		TASER Weapons		Axon		Total
Arrangements with multiple elements	$8,014	6.9%	$18,992	72.6%	$27,006	19.0%	$3,106	3.0%	$7,642	60.9%	$10,748	9.1%
Arrangements without multiple elements	107,672	93.1	7,173	27.4	114,845	81.0	102,054	97.0	4,907	39.1	106,961	90.9
Total	$115,686	100.0%	$26,165	100.0%	$141,851	100.0%	$105,160	100.0%	$12,549	100.0%	$117,709	100.0%
Evidence.com, Axon cameras and related accessories are sometimes sold separately, but in most instances are sold together. In these instances, customers typically purchase and pay for the equipment and one year of Evidence.com in advance. Additional years of service are generally billed annually over a specified service term, which has typically ranged from one to five years. Axon equipment represents a deliverable that is provided to the customer at the time of sale, while Evidence.com services are provided over the specified term of the contract. Generally, the Company recognizes revenue for the Axon equipment at the time of the sale consistent with the discussion of multiple deliverable arrangements above. Revenue for Evidence.com is deferred at the time of the sale and recognized over the service period. At times the Company subsidizes the cost of Axon devices provided to customers to secure long-term Evidence.com service contracts. In such circumstances, revenue related to the Axon devices recognized at the time of delivery is limited to the amount collected from the customer that is not contingent upon the delivery of future Evidence.com services. The Company recognizes the remaining allocated revenue related to subsidized Axon devices over the remaining period it provides the contracted Evidence.com services.
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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $11.1 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2015 tax years. Management determined that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, has established a liability for unrecognized tax benefits of $2.3 million as of September 30, 2015. In addition, we established a $0.1 million liability related to uncertain tax positions for certain state income tax liabilities, for a total unrecognized tax benefit at September 30, 2015 of $2.4 million. The Company recently completed an IRS audit for the tax year 2012, and as of June 30, 2015, the amount of unrecognized tax benefits decreased by $0.4 million.  The Company does not expect a significant increase or decrease in the total amount of unrecognized tax benefits within the next 12 months. Should the unrecognized tax benefit of $2.4 million be recognized, the Company’s effective tax rate would be favorably impacted. Approximately $1.2 million of the unrecognized tax benefit associated with research and development credits has been netted against the research and development credit deferred tax asset. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

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

Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of September 30, 2015, the Company would need to generate approximately $38.9 million of pre-tax book income in order to realize the net deferred tax assets for which a benefit has been recorded. This estimate considers the reversal of approximately $10.7 million of taxable temporary differences, which produce $3.8 of deferred tax liabilities. We also have state net operating losses of $0.3 million, which expire at various dates between 2024 and 2031, and which produce deferred tax assets of approximately $12,000. We anticipate the Company’s future income to continue to trend upward from our 2015 results, with sufficient pre-tax book income to realize a large portion of our deferred tax assets. As such, we have not recorded a valuation allowance on our deferred tax assets as of September 30, 2015, with the exception of a reserve of approximately $0.7 million that has been recorded due to specific income projections in years in which certain tax assets are set to expire.
Stock-Based Compensation
We have historically granted stock-based compensation to key employees and non-employee directors as a means of attracting and retaining quality personnel. We have historically utilized restricted stock units and stock options; however, no stock options have been issued since 2011. The fair value of restricted stock units is estimated as the closing price of our common stock on the date of grant. We estimate the fair value of granted stock options by using the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (forfeitures). The expense for both restricted stock units and stock options is recorded over the life of the grant, net of forfeitures.
We have granted a total of approximately 1.6 million performance-based awards (options and restricted stock units) of which approximately 0.4 million are outstanding as of September 30, 2015, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance. These awards will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in our statements of operations.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit and corporate and municipal bonds with a typical long-term debt rating of “AA” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. As of September 30, 2015, we estimate that a 10 basis point increase or decrease in interest rates would not result in a material change in the fair market value or resulting interest income of these instruments.
Additionally, we have access to a line of credit borrowing facility which bears interest at varying rates, currently at LIBOR plus 1.5% or Prime less 0.75%. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $3.0 million at September 30, 2015. At September 30, 2015, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was approximately $7.0 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
Exchange Rate Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the Pound, in each case compared to the U.S. Dollar, related to transactions by TASER Europe and TASER International B.V. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.
The majority of our sales to international customers are transacted in U.S. dollars and therefore, are not subject to exchange rate fluctuations on these transactions. However, the cost of our products to our customers increases when the U.S. dollar strengthens against their local currency, and the Company may have more sales and expenses denominated in foreign currencies in the remainder of 2015 and 2016 which would increase its foreign exchange rate risk.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
A disruption or failure of our systems or operations in the event of a major earthquake, weather event, fire, explosion, failure to contain hazardous materials, industrial accident, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services, or performing other mission-critical functions.  A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results as well as expose us to claims, litigation and governmental investigations and fines.
During the third quarter for 2015, there occurred an explosion at our manufacturing facility in Scottsdale, Arizona.  As a result of this explosion, several of our employees were injured.  We are cooperating with an investigation by the Occupational Safety and Health Administration ("OSHA") concerning this accident.  The results of this investigation could result in monetary fines or other sanctions as well as increased liability insurance premiums, which could have an effect on our financial position, results of operations or cash flows.  In addition, certain of our sales contracts with governmental agencies include provisions that inhibit contracts with entities facing ongoing OSHA investigations.  As a result of the investigation, sales to certain governmental agencies could be delayed or canceled, which could have an adverse impact on our sales revenue and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In May 2014, the Company announced that TASER’s Board of Directors authorized a stock repurchase program to acquire up to $30.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. During the three and nine months ended September 30, 2015, the Company purchased approximately 0.3 million common shares under the program for a total cost of approximately $7.6 million, or a weighted average cost of $25.86 per share.  All amounts available under the program have been utilized and the program is expired as of September 30, 2015. The table below sets forth information regarding repurchases of our common stock by us during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased	Issuer Purchases of Equity Securities Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2015	—	—	—	$7,556,000
August 1 - 31, 2015	292,000	$25.86	292,000	—
September 1 - 30, 2015	—	—	—	—
Total	292,000		292,000

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

10.1	Note Modification Agreement dated as of July 29, 2015, between the Company and JP Morgan Chase Bank, N.A.
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.

Date:	November 6, 2015
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer, Director

Date:	November 6, 2015	By:	/s/ DANIEL M. BEHRENDT
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Index to Exhibits

Exhibit Number	Description
10.1	Note Modification Agreement dated as of July 29, 2015, between the Company and JP Morgan Chase Bank, N.A.
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document