Form 10-K
period 2015-12-31
TASER INTERNATIONAL INC
filed 2016-03-07
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the last sales price of the issuer’s common stock on June 30, 2015, which was the last business day of the registrant’s most recently completed second fiscal quarter, as reported by NASDAQ, was approximately $1,763,000,000. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
The number of shares of the registrant’s common stock outstanding as of February 12, 2016 was 53,694,071
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s definitive proxy statement for its 2016 annual meeting of stockholders to be prepared and filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015 are incorporated by reference into Part III of this Form 10-K.

TASER INTERNATIONAL, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

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

•	our need and the willingness of customers to upgrade and replace existing conducted electrical weapons (“CEW”) units;

•	that we may have more sales denominated in foreign currencies in 2016;

•	our intention to increase our investment in the development of sales in the international, military and law enforcement market;

•	our plans to expand our sales force;

•	that cloud and mobile technologies are fundamentally changing the police environment;

•	our plan to invest in web activities and law enforcement trade shows in 2016;

•	our intention to not pay dividends;

•	that increases in marketing and sales activities will lead to an increase in sales;

•	our belief that the video evidence capture and management market will grow significantly in the near future and the reasons thereto;

•	our intentions to continue to pursue the personal security market;

•	our intention to grow direct sales;

•	the sufficiency of our facilities and our strategy to expand manufacturing capacity if needed;

•	that we may lease facilities from parties that specialize in handling and manufacturing of firearm materials;

•	that we expect to continue to depend on sales of our X2 and X26P CEW devices;

•	our strategy and plans, and the expected benefits relating thereto, to expand our international sales;

•	that we expect further increases in our trial Axon programs and that these programs will lead to additional sales;

•	our intention to apply for and prosecute our patents;

•	that selling, general and administrative expense will increase in 2016;

•	that research and development expenses will increase in 2016;

•	the timing of the resolution of uncertain tax positions;

•	our intention to hold investments to maturity;

•	the effect of interest rate changes on our annual interest income;

•	that we may engage in currency hedging activities;

•	our intentions concerning, and the effectiveness of, our ongoing marketing efforts through web activities, trial programs, tech summits and law enforcement trade shows;

•	the benefits of our CEW products compared to other lethal and less-lethal alternatives;

•	the benefits of our Axon products compared to our competitors';

•	our belief that customers will honor multi-year contracts despite the existence of appropriations (or similar) clauses;

•	our belief that customers will renew their Evidence.com.com service subscriptions at the end of the contractual term;

•	our insulation from competition and our competitive advantage in the weapons business;

•	estimates regarding the size of our target markets and our competitive position in existing markets;

•	the availability of alternative materials and components suppliers;

•	the benefits of the continued automation of our production process;

•	the sufficiency and availability of our liquid assets and capital resources;

•	our financing and growth strategies, including: our decision not to pay dividends, potential joint ventures, mergers and acquisitions, stock repurchases and hedging activities;

•	the safety of our products;

•	our litigation strategy; including the outcome of legal proceedings in which we are currently involved;

•
our ability to maintain secure and consistent customer data access and storage, including the use of third party data storage providers, and the impact of a loss of customer data, a breach of security or an extended outage;

•	our ability to attract and retain the qualified professional services necessary to implement and maintain our business, both through employment and through other partnership arrangements;

•	the effect of current and future tax strategies;

•	the impact of recently adopted and future accounting standards;

•	that the complaint filed by Digital Ally is frivolous;

•	that Axon Fleet will ship during fiscal 2016; and

•	the ultimate resolution of financial statement items requiring critical accounting estimates.
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
TASER International, Inc. owns the following trademarks: ADVANCED TASER, CHECKLOK, TASER, XREP, C2, X2, X3, Pulse, the bolt on West Hemisphere logo, the bolt on ball logo, the bolt on circle logo, and the bolt within circle logo, all registered in the United States. All other trademarks and service marks including M18, M26, X26, X26C, X26P, Axon, Axon Flex, Axon Body, Axon Body 2, Axon Interview, Axon Fleet, Axon Signal, Shockwave, TASER CAM and designs belong to TASER International, Inc., except as expressly indicated as belonging to another.

Item 1. Business
Company Background and Business Strategy
TASER International, Inc.’s (the “Company” or “TASER” or “we” or “our”) core mission is to protect life and to protect truth through innovative technologies that make communities safer. We are the market leader in the development, manufacture and sale of conducted electrical weapons (“CEWs”) designed for use by law enforcement, corrections, military forces, private security personnel and by private individuals for personal defense. We are also the market leader in connected wearable on-officer cameras which utilize our cloud-based digital evidence management solution which we refer to as our Axon solution. The Axon products help agencies capture, store, utilize, manage and share digital evidence.
Technological innovation is the foundation of our long-term growth. By investing in research and development, we will continue to develop novel, high-value solutions across our product platforms. In 2015, we primarily focused on refining our Evidence.com services and exploring next generation hardware for our CEWs and body-worn cameras. In addition to research and development, we are increasingly utilizing strategic partnerships and acquisitions, such as our February 2016 partnership with Amped Software and May 2015 acquisition of MediaSolv Solutions Corporation, to expand our product and services portfolio.
Our core strategy is to increase market penetration in domestic and international law enforcement markets.

•
In the United States, our focus is on ensuring that our CEWs are standard issue for all patrol officers, and we have developed purchasing programs that allow agencies to spread the cost of ownership over extended time-periods to help alleviate the need to make large up-front capital expenditures. By doing so, our goal is to provide law enforcement officers on-going access to our latest technologies at predictable prices.

•
In international markets, our focus is on demonstrating the benefits of large-scale adoptions of our CEWs and Axon products. In 2014, to facilitate sales and customer service for large-scale adoptions in foreign markets, we established TASER International, B.V. located in Amsterdam, Netherlands. In 2015, the United Kingdom ("UK") and Australia became benchmarks of successful large-scale deployments of TASER technology. In 2016 and 2017, we plan to continue to develop our pipeline in both number and size of opportunities. In particular, we will be focusing investments on target countries, such as France, the UK, Canada, and Australia, where large police forces represent considerable opportunity for increased sales.

In the near future, we expect the video evidence capture and management market to grow significantly. Therefore, in 2016, we will be devoting significant resources towards enhancing the functionality of our existing software as a service ("SaaS") and developing our next revenue generating Axon product.

Company Organization
Our products are sold directly to law enforcement agencies and through a network of distribution channels we developed for selling and marketing our products and services to law enforcement agencies. The Company manages its business primarily on a geographic basis. Domestic law enforcement agencies are served through the Company's headquarters in Scottsdale, Arizona and its Axon business unit located in Seattle, Washington, with various sales reps strategically located throughout the United States. In 2014, the Company established TASER International, B.V. located in Amsterdam, Netherlands, that serves as a permanent international headquarters to facilitate transactions with existing customers as well as allow for continued expansion into other foreign markets. During 2015, TASER International B.V. acquired Tactical Safety Responses Limited ("TSR"), its licensed distributor of TASER weapons and Axon cameras and related accessories in the UK as a way of expanding the Company's growth across the UK. Also during 2015, the Company formed Axon Public Service Canada, Inc., a wholly owned subsidiary, to facilitate transactions for Axon products and services with new and existing customers located in Canada.
The Company’s operations are comprised of two reportable segments: the sale of CEWs, accessories and other related products and services (the “TASER Weapons” segment); and the Axon business, focused on wearables, cloud and mobile products, including Axon video products, TASER Cam and Evidence.com (the "Axon" segment). Within the Axon segment, the Company includes only revenues and costs attributable to that segment which include: costs of sales for both products and services, direct labor, selling expense for the segment sales team, segment product management and marketing expenses, segment trade shows and related expenses, segment finance and accounting expenses, and research and development for products included, or to be included, within the Axon segment. All other costs are included in the TASER Weapons segment. Further information about our reportable segments and sales by geographic region is included in Notes 1(p) and 16 of the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Products
TASER Weapons Products
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
The benefits of using CEWs in the field have been undeniable and powerful. By some studies, TASER CEWs have prevented death or serious injury more than 160,000 times from the first deployment in 2000 to the end of 2015. In addition to protecting life, the use of these devices instead of other force options has significantly reduced injuries for suspects and officers with substantial liability and workers’ compensation savings to government agencies around the world.
The following products are core to the Company's TASER Weapons product line:
TASER X26P - The X26P is currently our smallest and most compact Smart Weapon for law enforcement, and is ergonomically designed with ease of performance in mind. TASER Smart Weapons are built on an all-digital platform, and have the ability to regulate charge output, perform health checks, update firmware over the Internet and provide analytics displaying how and when someone uses a device. Through the Company's Evidence.com platform important records, such as event logs and pulse logs, can be viewed and analyzed. Event logs save every user action for record-keeping, including safety activation, and trigger event duration with times, dates, and battery life. Pulse logs display a pulse-by-pulse record of weapon output.
TASER X2 - The X2, designed for law enforcement but available to the professional consumer, provides users with the same Smart Weapon features as the X26P. Additionally, the X2 incorporates agencies' most requested features such as a backup shot, dual lasers to ensure accuracy, and a warning arc to ensure accuracy and effectiveness. The warning arc, a visible electric charge, increases voluntary surrenders and helps stop conflicts from escalating. It issues an audible and visual warning directly over the front of live cartridges.
TASER C2 - The C2 is the currently the Company's primary model for the consumer market. The C2 features the same NMI effects as those available to law enforcement in a discreet appearance and compact and light form factor. The TASER C2 provides incapacitating effects that lasts in cycles of 30 seconds which is intended to allow adequate time for the user to escape the threat.
TASER Pulse - During January 2016, the Company introduced its newest consumer product, the TASER Pulse CEW, which is a sub-compact model with a newly designed form factor with additional features as compared to the TASER C2, all at a comparable price point. The TASER Pulse became available for sale in the first quarter of 2016.
Replacement Cartridges - We manufacture multiple cartridge types for varying ranges and purposes. Types of cartridges include, among others, standard cartridges, smart cartridges and training cartridges. Smart cartridges communicate with the fire control system within the TASER X2 indicating the type of cartridge loaded in each bay and its deployment status. Standard cartridges are designed for use within the X26P CEW systems and are also used in our legacy X26E and M26 products. The Company also offers standard replacement cartridges for the C2 and Pulse consumer models. Our cartridges are available in unique variations for warm and cold climates, training scenarios, and tactical situations.

Axon Connected Solutions
Axon creates connected technologies for truth in public safety. As a segment of TASER International, we're building on a history of innovation in policing. Axon isn’t just a collection of individual technologies; it's a cohesive ecosystem. Every product works together, built by the same team of engineers and supported by the same technicians. Every product from our Smart Weapons to our body-worn cameras to our digital evidence management system integrates seamlessly with one another, and often complements the systems and processes a customer already uses. Below are the products and features that are core to the Axon platform.
Hardware Products:
Axon Body - Axon Body is a simple, low-priced body-worn camera for law enforcement, designed for customers seeking deployment at a lower price-point.

Axon Body 2 - Axon Body 2 builds upon the original platform bringing officers new features such as high-definition ("HD") video, wireless fidelity ("Wi-Fi") offload capabilities, longer battery life, and additional security enhancements. Both the original Axon Body and Axon Body 2 eliminate the need for the camera to be mounted above the shoulder of the individual and rather hooks into the shirt of the officer at mid-chest level. These cameras also eliminate all wires from the wearer’s body. Axon Body 2 was available for shipment in limited quantities during the first quarter of 2016.
Axon Flex - The Axon flex camera system records video and audio of critical incidents from the visual perspective of the officer. Axon flex provides complete flexibility in how an officer chooses to wear the device, including an option to deploy as an attachment to Oakley Flak Jacket™ eyewear.
TASER Cam HD - Is a recording device, which integrates with Evidence.com, that captures both video and audio of potential and actual TASER use incidents as an accessory to a TASER CEW. The device can capture video and audio before, during and after a TASER CEW deployment, which provides law enforcement with a greater level of accountability to support their use of TASER weapons against a resistant subject.
Axon Fleet - Axon Fleet is a breakthrough in-car video system with advanced capabilities and a price that's 90% less than traditional systems. Axon Fleet includes automatic activation, HD video and a flexible design. It is also upgraded continuously behind the scenes with new software features, and is part of a powerful platform that connects mobile, cloud, and wearable technologies. Axon Fleet is expected to ship during fiscal 2016.
Axon Interview - Axon Interview is a video and audio recording system designed for the critical context of the interview room. The system records crucial interviews with redundant, high-quality video and audio technology, ensuring that every moment is captured. The system is available with a 24/7 buffering option that allows agencies to capture key dialogue even after it occurs.
Axon Signal - Body-worn cameras have been protecting the truth in agencies across the country, but they're only able to clarify events when they're activated. With manual activation, officers are sometimes unable to hit record in intense and stressful situations. We've developed Axon Signal, an automatic activation technology for Axon cameras.
Axon Dock - With the Axon Dock, the camera charging station is also the automatic data downloader. At the end of a shift, the Dock syncs video from the user's Axon Flex or Axon Body camera during routine charging. Videos are uploaded directly to Evidence.com, eliminating manual filing processes and freeing the user to focus on more important duties.

Axon Software and Mobile Technologies:
Evidence.com - As the sources of digital evidence expand, storage alone isn't enough to keep track of the body-worn camera videos, photos, audio recordings, and other data that is overwhelming agency servers and systems. Evidence.com is a robust end-to-end solution that not only allows agencies to store all that data, but also enables new workflows for managing and sharing that data. Officers and command staff can upload content from Axon and TASER devices or other systems easily, manage it simply with search and retrieval features, and then collaborate effortlessly with prosecutors by using powerful sharing features. When storage needs or users increase, the cloud-based system allows agencies to scale instantly and cost-effectively. Evidence.com offers several license options, ranging in price, that tailors to the needs of agencies of all sizes. We currently offer our Basic, Standard and Pro licenses that contain incremental feature sets with Pro license containing all of the advanced features currently available. The Company also offers its Ultimate license that includes the Pro license features with Axon camera upgrades and extended warranty services. The Company's Unlimited plan contains the offerings under the Ultimate tier, and includes unlimited HD storage of Axon digital evidence uploads. Finally, the Company offers its Officer Safety Plan tier that provides the highest value by bundling a TASER Smart Weapon with all of the features offered in the Unlimited Plan. All product and service revenues described above, with the exception of the TASER Smart Weapon, are included in the Company's calculation of Axon segment bookings.
Evidence.com for Prosecutors - The same end-to-end evidence management solutions of Evidence.com now allow prosecutors to manage evidence of any type, from any agency, all in one place. Ramp-up time is immediate, and scaling to meet future needs is effortless. Files can be shared during discovery, complete chain of custody is maintained, and all evidence is encrypted. Plus, for prosecuting attorneys working with agencies already using Evidence.com, standard prosecutor licenses are provided at no cost.
Evidence Sync - Is a desktop-based application that enables evidence in any format, from any source to be uploaded to Evidence.com. TASER Smart Weapon logs, Axon camera videos, dash cam and interview room footage, still photos and more can be uploaded, stored, and managed in one location, accessible anytime, anywhere. Sources new and old—from TASER devices or other brands—are equally supported. Network servers, SD cards, CDs, and computer folders can be synced with ease, and frequently used folders or drives can be set up to automatically sync on schedule.
Axon Capture - Is a mobile application built specifically to allow officers to capture digital evidence right from the field. The app eliminates the need to carry three separate devices for photo, video, and audio recording. Instead, it builds upon the capabilities of an officer's mobile phone with the security and organization needed to protect truth. Officers can add tags, titles or GPS coordinates to any recordings before uploading the data to Evidence.com.
Axon View - Is a mobile application that wirelessly connects with an Axon camera to provide instant playback of unfolding events from the field, in the field. The app's live display to ensure the camera is well-placed, and the playback function helps eliminate the “he said, she said” on the spot.
Axon Five - Is the most complete software application available to help you enhance and analyze images and videos. An unmatched feature set lets a customer uncover details that assists officers in solving crimes. Since time is valuable, Axon Five also automates time-consuming tasks like removing duplicated or mismatched frames, making officers more productive at work.
Axon Convert - Is a local software solution that gives customers the power to convert unplayable file formats with ease. It ingests and converts files in minutes with only a few clicks, making manual conversion a thing of the past. Since we know maintaining an evidence trail is important, Axon Convert not only produces a playable file, but also preserves the original and creates a report detailing the exact changes.
Axon Detect - Is a photo analysis program for tamper detection. It goes beyond image-matching to offer a robust suite of authentication tools to certify evidence in-house. This reduces the need for external consultants, shortens turnaround time, and allows for use of evidence captured by the public.
Markets and Distribution
Law Enforcement and Corrections
Our primary target market for both our weapon and video products is federal, state and local law enforcement agencies in the U.S. and throughout the world. In the law enforcement market, more than 17,000 law enforcement agencies in nearly 150 countries have made initial purchases of our TASER brand devices for testing or deployment. Our belief is that in the U.S., approximately two-thirds of all law enforcement patrol officers carry a TASER CEW and internationally, approximately one out of every fifty eligible law enforcement officers carries a TASER CEW. Our goal is to have our CEWs be standard issue equipment for all domestic and international law agencies.
Other Markets
We also target military forces, private security, and consumer personal protection markets to provide technologies that offer a less lethal force of protection.
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
Sales in the private citizen market are primarily made through our distributors and our website. We have implemented a variety of marketing initiatives to support sales of our consumer products, with a focus on web, public relations and consumer trade shows. We have consulted with professional digital media and public relations professionals to assist us in media and press events, and editorial placements along with attending numerous tradeshows specifically to target the consumer market.
International Distribution
We market and distribute our CEW products to foreign markets through our international subsidiaries as well as through a network of distributors. For geographical and cultural reasons, our distributors usually have a territory defined by their country’s borders. These distributors market both our law enforcement, military, and corrections products, and our consumer products where allowed by law. Our distributors work with local law enforcement, military and corrections agencies in the same manner as our domestic market distributors. For example, they may perform demonstrations, attend industry tradeshows, maintain country specific websites, engage in print advertising and arrange training classes.

In order to more effectively engage customers internationally, we have also implemented direct sales teams strategically located throughout each major geographic region of the world. Having dedicated sales personnel stationed full time in these regions will allow us to better serve existing customers as well as execute our sales and marketing strategies more efficiently in order to continue to grow our customer base in new markets.
Manufacturing
We perform light manufacturing, final assembly, and final test operations at our headquarters in Scottsdale, Arizona, and own substantially all of the equipment required to develop, prototype, manufacture and assemble our finished products. This includes critical injection molds, schematics, automation equipment, test equipment and prototypes utilized by our supply chain for the conversion of raw materials into sub-assemblies. We have implemented lean/six sigma methodologies to optimize most direct and indirect resources within the organization, which has helped boost capacity for existing products, as well as provide flexibility to accommodate production of new TASER and Axon product introductions. We are currently operating one to two production shifts depending on inventory levels and demand. However, other capacity options, including the use of additional shifts, will be considered should we experience higher demand resulting from large orders of legacy or new product releases. We continue to maintain our ISO 9001 certification.
Although most components essential to the Company’s business are generally available from multiple sources, a number of components are currently obtained from single or limited sources. In addition, the Company competes for various components with other participants in our markets. Therefore, many components used by the Company, are at times subject to industry-wide shortage, and significant pricing fluctuations that could materially adversely affect the Company’s financial condition and operating results.
Business Seasonality and Product Introductions
The Company has historically experienced higher net sales in its second and fourth quarters compared to other quarters in its fiscal year due to municipal budget cycles. Additionally, new product introductions can significantly impact net sales, product costs and operating expenses. However, historical seasonal patterns, municipal budgets or historical patterns of product introductions should be considered reliable indicators of the Company’s future net sales or financial performance.
Backlog
Our backlog for products and services includes all orders that have been received and are believed to be firm. As of December 31, 2015 and 2014 our backlog was $183.9 million and $75.3 million , respectively. Included in our backlog as of December 31, 2015 and 2014 was deferred revenue of $51.0 million and $35.7 million, respectively. Of the deferred revenue balances recorded at December 31, 2015 and 2014, current deferred revenue was $20.9 million and $14.0 million, respectively.
Competition
Law Enforcement, Corrections and Private Security Markets
Law enforcement customers partner with TASER for the long-term. The primary competitive factors in the law enforcement and corrections market include a weapon’s accuracy, effectiveness, safety, cost, ease of use and an exceptional customer experience. We are aware of competitors providing competing CEW products, primarily in international markets.
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

Our digital evidence management system, Evidence.com, is a cloud-based platform. Cloud computing fundamentally changes the way local, state and federal government agencies will develop and deploy software applications. Applications used by these agencies have historically required the agency to deploy their own infrastructure of servers, storage, network devices and operating systems. With a cloud-based system, the entire storage infrastructure is managed by third parties who specialize in infrastructure management. Agencies use Internet web browsers to access the application. Our cloud-based Evidence.com service enables agencies to store, manage and analyze digital evidence. We believe our end-to-end solution of Axon and Evidence.com is a compelling value proposition for law enforcement agencies to implement.

Regulatory Matters
U.S. Regulation
The majority of TASER weapons, as well as the cartridges used by these devices, are subject to regulations; however, most are not considered to be a “firearm” by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives. The TASER XREP, a non-core shotgun CEW product, does use a propellant system which falls under the definition of a “firearm” and is, therefore, subject to federal firearms-related regulations. Many states have regulations restricting the sale and use of stun guns, hand-held shock devices and electronic weapons. We believe existing stun gun laws and regulations apply to our devices.
In many cases, the law enforcement and corrections market is subject to different regulations than the private citizen market. Where different regulations exist, we assume the regulations affecting the private citizen market also apply to the private security markets, except as the applicable regulations otherwise specifically provide.
As of December 31, 2015, the possession of stun guns by the general public, including TASER CEWs, is prohibited in five states: Hawaii, Massachusetts, New Jersey, New York, and Rhode Island, as well as in the District of Columbia. Some cities and municipalities also prohibit private citizen possession or use of our products.
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
Foreign Regulation
Foreign regulations, which may affect our devices, and sale thereof, are numerous and often unclear. We prefer to work with a distributor who is familiar with the applicable import regulations in each of our foreign markets. Experience with foreign distributors in the past indicates that restrictions may prohibit certain sales of our products in a number of countries. The vast majority of countries permit TASER devices to be sold and used by law enforcement. We maintain strong communication channels with our distributors to ensure we are aware of those countries where TASER CEW devices are prohibited or restricted.
Contracts
Our business is affected by numerous laws and regulations, including those related to the award, administration and performance of contracts. Governmental agencies generally have the ability to terminate our contracts, in whole or in part, for reasons including, but not limited to, non-appropriation of funds. We monitor our policies and procedures with respect to our contracts on a regular basis to enhance consistent application under similar terms and conditions, as well as compliance with all applicable laws and regulations.
Intellectual Property
We protect our intellectual property with U.S. and foreign patents and trademarks. Our patents and pending patent applications relate to technology used by us in connection with our products. We also rely on international treaties, organizations and foreign laws to protect our intellectual property. As of December 31, 2015, we hold 94 U.S. patents and 92 foreign patents and also have numerous patents and trademarks pending. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as the commercial significance of our operations and our competitors’ operations in particular countries and regions, our strategic technology or product directions in different countries and the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions. TASER has the exclusive rights to many Internet domain names primarily including ‘TASER.com’, ‘Evidence.com' and 'Axon.io.’
Confidentiality agreements are used with employees, consultants and key suppliers to help ensure the confidentiality of our trade secrets.
Research and Development
Our research and development initiatives focus on next generation technology. Internally funded research has been primarily focused on improvements to existing TASER products and digital evidence management systems, or the development of new applications for TASER technology that we believe generally will have broad market appeal. Our investment in internally funded research and development totaled $23.6 million, $14.9 million and $9.9 million in 2015, 2014, and 2013, respectively.
Within the Axon segment, the Company's team of application developers conduct research and development initiatives for cloud applications, wearable and mobile technologies in law enforcement, focused specifically on new revenue opportunities that align with our Axon product solutions. We're investing in having the best software and technology talent because we believe this market has suffered from sub par technology for decades and we believe our leading edge gives us a well-appreciated product advantage to disrupt more established technology companies.
Within the TASER Weapons segment, current research and development initiatives include bio-medical research and electrical, mechanical and software engineering. We expect that future CEW development projects will focus on extending the range, reducing the size, improving the functionality and developing new delivery options for our products.
Our return on investment is intended to be realized over the long term, although new systems and technologies often can have a more immediate impact on our business.
Employees
As of December 31, 2015, we had 549 full-time employees and 121 temporary employees. The breakdown of our full-time employees by department is as follows: 151 direct manufacturing employees and 398 administrative and manufacturing support employees. Of the 398 administrative and manufacturing support employees, 156 were involved in sales, marketing, communications and training. Of the 121 temporary employees, more than 90% worked in direct manufacturing roles. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.
Available Information
We were incorporated in Arizona in September 1993 as ICER Corporation. We changed our name to AIR TASER, Inc. in December 1993 and to TASER International, Incorporated in April 1998. In January 2001, we reincorporated in Delaware as TASER International, Inc.
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website at http://www.TASER.com as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. Risk Factors
Because of the following factors, as well as other variables affecting our operating results, our past financial performance may not be a reliable indicator of our future performance and historical trends should not be used to anticipate our results or trends in future periods.
We are materially dependent on acceptance of our products by law enforcement markets, both domestic and international. If law enforcement agencies do not continue to purchase and use our products, our revenues will be adversely affected.
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
In the years ended December 31, 2015, 2014 and 2013, we derived our revenues predominantly from sales of TASER CEW brand devices and related cartridges, and expect to depend on sales of these products for the foreseeable future. We are seeing a large number of customers upgrade their devices to the X2 or the new X26P device, which we introduced in 2011 and 2013, respectively. This is a trend we expect to continue. A decrease in the prices of, or demand for these products, or their failure to maintain broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.
The success of our Evidence.com software as a service (“SaaS”) delivery model is materially dependent on acceptance of this business model by our law enforcement customers. Delayed or lengthy time to adoption by law enforcement agencies will negatively impact our sales and profitability.
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
Although TASER has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be completed, if agencies do not appropriate money in future year budgets, or if other cancellation clauses are invoked, revenue associated with these bookings will not ultimately be recognized, and will result in a reduction to bookings.

Changes in civil forfeiture laws may affect our customers’ ability to purchase our products
Some of our customers use funds seized through civil forfeiture proceedings to fund the purchase of our products.  Changes in state legislatures could impact our customers’ ability to seize funds or use seized funds to fund purchases.  Changes in civil forfeiture statutes or regulations are outside of our control and could limit the amount of funds available to our customers which could adversely affect the sale of our products.
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
We utilize multiple third party cloud-based storage providers to host the Axon Evidence.com platform.
Utilizing and administering multiple cloud-based storage providers can mean duplication of efforts and resources, increased cost structure, and organization complexities. These complexities and additional costs could adversely affect our business, financial condition or operating results.
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
Our future success depends upon our proprietary technology. Our protective measures, including patents, trademarks, copyrights, trade secret protection, and Internet identity registrations, may prove inadequate to protect our proprietary rights and market advantage. The right to stop others from misusing our trademarks and service marks in commerce depends, to some extent, on our ability to show evidence of enforcement of our rights against such misuse in commerce. Our efforts to stop improper use, if insufficient, may lead to loss of trademark and service mark rights, brand loyalty and notoriety among our customers and prospective customers. The scope of any patent to which we have or may obtain rights to may not prevent others from developing and selling competing products. The validity and breadth of claims covered in technology patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, lengthy and expensive. In addition, our patents may be held invalid upon challenge, or others may claim rights in or ownership of our patents. Moreover, we are subject to litigation with parties that claim, among other matters, that we infringed their patents or other intellectual property rights. The defense and prosecution of patent and other intellectual property claims are both costly and time consuming and could result in a material adverse effect on our business and financial position. The Company was served with a first amended complaint filed by Digital Ally in the Federal District Court for the District of Kansas alleging that the Company’s Signal technology infringes their patents.  The Company believes this litigation is frivolous and the Company will vigorously defend this litigation.
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
Federal regulation of sales in the U.S.: With the exception of the TASER XREP, our CEWs are not firearms regulated by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, but our consumer products are regulated by the U.S. Consumer Product Safety Commission. Although there are currently no Federal laws restricting sales of our core CEW products in the U.S., future Federal regulation could adversely affect sales of our products.
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
State and local regulation: Our devices are controlled, restricted or their use prohibited by a number of state and local governments. Our devices are banned from private citizen purchase or use by statute in five states: Hawaii, Massachusetts, New Jersey, New York, and Rhode Island as well as in the District of Columbia. Some cities and municipalities also prohibit private citizen possession or use of our products. Other jurisdictions may ban or restrict the sale of our products and our product sales may be significantly affected by additional state, county and city governmental regulation.
Foreign regulation: Certain foreign jurisdictions prohibit, restrict, or require a permit for the importation, sale, possession or use of CEWs, including in some countries by law enforcement agencies, limiting our international sales opportunities.
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
Regulations related to voice, data and communications services may impact our ability to sell our products.
The radio spectrum is required to provide wireless voice, data and video communications services. The allocation of spectrum is regulated in the U.S. and other countries and limited spectrum space is allocated to wireless services and specifically to public safety users. In the U.S., the Federal Communications Commission (“FCC”) regulates spectrum use by non-federal entities and federal entities, respectively. Similarly, countries around the world have one or more regulatory bodies that define and implement the rules for use of radio spectrum and electromagnetic interference, pursuant to their respective national laws. We manufacture and market products in spectrum bands already made available by regulatory bodies. Consequently, our results could be positively or negatively affected by the rules and regulations adopted from time to time by the FCC or regulatory agencies in other countries. Regulatory changes in current spectrum bands may also provide opportunities or may require modifications to some of our products so they can continue to be manufactured and marketed. If current products do not comply with the regulations set forth by these governing bodies, we may be unable to sell our products or could incur penalties, which could have an adverse impact on our financial condition, results of operations and cash flows.
Regulations related to conflict minerals may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.
The U.S. Securities and Exchange Commission ("SEC") has enacted disclosure requirements for companies that use certain minerals and metals, known as “conflict minerals,” in their products, whether or not these products are manufactured by third parties. These requirements require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We have incurred and will likely continue to incur costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. In addition, these new requirements could adversely affect the sourcing, availability and pricing of minerals used in our products. Because our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such an event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict-free.

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

The increased focus on direct sales compared to sales through distribution is dependent on our ability to sell into the states or foreign jurisdictions that have established distributor relationships.
In certain states and foreign jurisdictions we have decided to pursue sales directly with law enforcement customers, rather than working through established distribution channels. Our customers may have strong working relationships with distributors and we may face resistance to this change. If we do not overcome this resistance and effectively build a direct relationship with our customers, sales may be adversely affected.
Acquisitions and joint ventures may have an adverse effect on our business.
We may consider additional acquisitions or joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we don’t realize a satisfactory return on our investment, or that we experience difficulty in the integration or coordination of new employees, business systems, and technology, or there is a diversion of management’s attention from our other businesses. These events could harm our operating results, financial condition or cash flows.
If our goodwill or finite-lived intangible assets become impaired, we may be required to record a significant charge to earnings.
We review our finite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable, such as a decline in stock price and market capitalization. We test goodwill for impairment at least annually. If such goodwill or finite-lived intangible assets are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or finite-lived intangible assets is determined, which would negatively affect our results of operations.
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
We maintain most of our cash accounts at three depository institutions. As of December 31, 2015, our aggregate balances in such accounts were $57.1 million. The Company’s balances with these institutions regularly exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for domestic deposits and various deposit insurance programs covering our deposits in the Netherlands, the United Kingdom and Germany.
We could suffer losses with respect to the uninsured balances if the depositary institutions failed and the institution’s assets were insufficient to cover its deposits and/or the governments did not take actions to support deposits in excess of existing insurance limits. Any such losses could have a material adverse effect on our liquidity, financial condition and results of operations.
We depend on our ability to attract and retain our key management, sales and technical personnel.
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
Risks Related to Ownership of Our Common Stock
The trading price of our common stock has been, and is likely to continue to be, volatile. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our revenue and other operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•
actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	investor sentiment with respect to our competitors, our business partners, and our industry in general;

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	announcements by us or estimates by third parties of actual or anticipated changes in the size of our user base, addressable market or the effectiveness of our products;

•	changes in operation performance and stock market valuations of technology companies in our industries, including our developers and competitors;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	media coverage of our business and financial performance;

•	lawsuits threatened or filed against us;

•	developments in anticipated or new legislation and pending lawsuits or regulator actions, including interim or final rulings by tax, judicial or regulatory bodies; and

•	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters and manufacturing facilities are based in a 100,000 square foot facility in Scottsdale, Arizona, which we own. We also lease premises in Scottsdale, Arizona; Seattle, Washington; Topsfield, Massachusetts; Amsterdam, Netherlands; Daventry, England; London, England; and Frankfurt, Germany. We believe our existing facilities are well maintained and in good operating condition. We also believe we have adequate manufacturing capacity for our existing product lines for the foreseeable future. To the extent that we introduce new products in the future, we will likely need to acquire additional facilities to locate the associated production lines. However, we believe we can acquire or lease such facilities on reasonable terms. The Company continues to make investments in capital equipment as needed to meet anticipated demand for its products.
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

	High	Low
Year Ended December 31, 2015:
First quarter	$28.30	$21.39
Second quarter	35.95	23.41
Third quarter	34.91	18.05
Fourth quarter	26.48	16.14

	High	Low
Year Ended December 31, 2014:
First quarter	$20.83	$14.89
Second quarter	19.17	12.55
Third quarter	18.76	10.46
Fourth quarter	27.65	13.40
Holders
As of December 31, 2015, there were 280 holders of record of our common stock.
Dividends
To date, we have not declared or paid cash dividends on our common stock. We do not intend to pay cash dividends in the foreseeable future and our revolving line of credit prohibits the payment of cash dividends.
Issuer Purchases of Equity Securities

In May 2014, the Company's Board of Directors authorized a stock repurchase program to acquire up to $30.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. During the year ended December 31, 2015, the Company repurchased approximately 0.3 million common shares under this program for a total cost of approximately $7.6 million, or a weighted average cost of $25.86 per share. The weighted average cost includes the average price paid per share of $25.83, plus any applicable administrative costs for the transaction. From inception of this program, which was completed in the third quarter of 2015, the Company purchased approximately 2.0 million common shares for a total cost of approximately $30.0 million, or a weighted average cost, including commissions, of $14.85 per share. As of December 31, 2015, no amounts remain available under the plan for future purchases.

Stock Performance Graph
The following stock performance graph compares the performance of our common stock to the NASDAQ Stock Market (U.S.) and the Russell 3000 Index. The graph covers the period from December 31, 2010 to December 31, 2015. The graph assumes that the value of the investment in our stock and in each index was $100 at December 31, 2010, and that all dividends were reinvested. We do not pay dividends on our common stock.

	2010	2011	2012	2013	2014	2015
TASER International, Inc.	$100.00	$108.94	$190.21	$337.87	$563.40	$367.87
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
Russell 3000	100.00	101.03	117.61	157.07	176.79	177.64

Item 6.    Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statement of operations data for the years ended December 31, 2015, 2014 and 2013, and the balance sheet data as of December 31, 2015 and 2014, have been derived from, and should be read in conjunction with, our audited consolidated financial statements and the notes thereto included herein. The statement of operations data for the years ended December 31, 2012 and 2011, and the balance sheet data as of December 31, 2013, 2012 and 2011, is derived from our historical audited consolidated financial statements and the notes thereto which are not included in this Annual Report on Form 10-K. Dollars are in thousands, except per share amounts.

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Net sales	$197,892	$164,525	$137,831	$114,753	$90,028
Cost of products sold and services delivered	69,245	62,977	51,988	47,038	41,753
Excess inventory charges	—	—	—	—	3,746
Gross margin	128,647	101,548	85,843	67,715	44,529
Sales, general and administrative expenses	69,698	54,158	46,557	39,247	40,801
Research and development expenses	23,614	14,885	9,888	8,139	9,989
Litigation judgments (recoveries)	—	—	1,450	(2,200)	3,301
Loss on impairment	—	—	—	—	1,354
Income (loss) from operations	35,335	32,505	27,948	22,529	(10,916)
Interest and other income (expense), net	26	(194)	86	83	1,287
Income (loss) before provision (benefit) for income taxes	35,361	32,311	28,034	22,612	(9,629)
Provision (benefit) for income taxes	15,428	12,393	9,790	7,874	(2,589)
Net income (loss)	$19,933	$19,918	$18,244	$14,738	$(7,040)
Net income (loss) per common and common equivalent shares:
Basic	$0.37	$0.38	$0.35	$0.27	$(0.12)
Diluted	$0.36	$0.37	$0.34	$0.27	$(0.12)
Weighted average number of common and common equivalent shares outstanding:
Basic	53,548	52,948	51,880	53,827	59,436
Diluted	54,638	54,500	54,152	54,723	59,436

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Working capital (i)	$123,269	$102,669	$67,237	$51,548	$35,876
Total assets	229,881	185,368	148,382	116,236	104,963
Total current liabilities	38,140	31,973	23,129	18,109	15,888
Total long-term debt and capital leases, net of current portion	81	29	67	103	—
Total stockholders’ equity	157,004	129,106	108,347	87,285	82,456
(i) Working capital balances as of December 31, 2013, 2012 and 2011 were adjusted to reflect the Company's early adoption of Accounting Standards Update ("ASU") 2015-17 during the fourth quarter of fiscal year 2015 on a retrospective basis. The amount of deferred tax assets reclassified to noncurrent as of December 31, 2013, 2012 and 2011 was $7.1 million, $9.4 million and $10.0 million, respectively.

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
Executive Overview and Key Strategic Initiatives
Our central mission is to make the world a safer place by creating technologies which reduce violence. The best way to understand our business strategy is to understand our three strategic missions.
Our Three Strategic Missions
1. Protect Life (safer weapons). Throughout history, the weapon technology used by individuals to protect themselves have caused death and destruction to another person. We believe this is because the only technologies capable of incapacitating a person to stop a threat have relied on the infliction of death or serious injury. Our TASER conducted electrical weapons (“CEWs”) are one of the few weapons which can truly incapacitate a person without requiring death or serious injury. Dating back to the origins of our technology in the late 1960’s, we have created and continue to lead this market space world-wide. Over the past few decades, the TASER CEW has become one of the most frequently used weapons in the North American Law Enforcement Market, with injuries and deaths dropping dramatically as a result. Today, we are seeing accelerating adoption in other markets around the world.
2. Protect Truth (wearable cameras and software). We believe, with strong scientific support, that the presence of video recordings in incidents involving conflict can dramatically reduce the frequency of severity of such events by both documenting, and altering the behavior of the persons involved. Studies have shown that police officers wearing video camera devices receive up to 90% fewer complaints, and are involved in approximately 60% fewer violent incidents involving the use of force. Our Axon Platform is the market leading solution for wearable cameras with a robust software system for storing, managing, and sharing the related video data. While we are proud of our Axon cameras and believe they are the best cameras in the law enforcement marketplace, we invested heavily to create an integrated hardware-software ecosystem specifically for public safety. Those investments appear to have been very well placed as bookings in the Axon business exceeded $135.1 million in 2015, growing at 136.7% over 2014. As of the date of this Annual Report on Form 10-K, 30 of the 60 major cities in the United States are now using our Axon digital evidence platform.
3. Empower Heroes (cloud-mobile-wearable ecosystem). Every society depends upon a professional class of public safety professionals charged with protecting the general public from threats of all kinds, including from those who would break the law and victimize others. With our TASER weapons and Axon platform, we have created relationships with over 20,000 public safety agencies around the world. We have come to develop a deep organizational understanding of the challenges and opportunities in this market space. One key insight is that law enforcement agencies around the world are significantly “behind the curve” when it comes to technology. Many agencies still rely largely on paper based reporting systems and have limited access to modern mobile smart phone technology. Some of our customers report that police officers are spending over 60% of their time on paperwork related tasks, rather than on value-add public safety work. Internet enabled platforms that connect end users direct to technology providers have dramatically changed industry after industry. These Internet enabled businesses offer accelerated speed of technology innovation, reduced cost of implementation and distribution to the end customer, and network effects enabling easy collaboration and information sharing. We are building out our Axon platform with body cameras and video management, which are driving rapid growth and market penetration today. However, the real opportunity is to leverage this connected platform to enable a broad suite of mobile, wearable, and data management capabilities to bring modern information technology capabilities to every law enforcement officer. With our Axon platform, and the Evidence.com service, we have built the first and largest cloud-hosted platform in the public safety space. We will leverage this platform to roll out additional capabilities, both hardware and software, to empower the heroic men and women of public safety to be more efficient, more effective, and have access to the best information available. There is a deep synergy across our product and service offerings and strategies. For example, the public scrutiny around the usage of TASER devices provides a compelling reason to deploy body cameras, which they require massive amounts of storage and video management capability which is best achieved through a cloud-hosted system such as our Evidence.com service. In fact, the Los Angeles Police Department recently announced plans to deploy TASER devices, Axon Cameras, and Evidence.com to all front line officers as an integrated suite of capabilities.

Execution of Our Mission
From an investor point of view, there are two distinct business segments at different levels of maturity. Our TASER weapons business is a mature, profitable, and cash generating business with a moderate growth rate. By comparison, our Axon platform business is a nascent software as a service (SaaS) business which is currently growing recorded bookings at greater than 100% annually, is not yet profitable, and has very different accounting treatment for revenue, which are generally recognized over a longer time horizon such as a five-year service contract. By comparison, most TASER Weapons revenues are generally recognized when shipped and accepted by the customer.
For these reasons, and to help investors and analysts understand the dynamics and progress in both business segments, we publish separate profit and loss tables for both the TASER Weapons and the Axon segments. The TASER segment is our “Protect Life” strategy driven segment. The Axon segment is driven by our “Protect Truth” and “Empower Heroes” strategies to enable body cameras and video storage and sharing today, growing to a full suite of connected technologies and capabilities going forward.
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
Our key strategic initiatives include: Continue investment in development of innovative new products, which both compliment and add to our existing platforms. Our research and development efforts in 2015 were primarily focused on refining our Evidence.com services and exploring next generation hardware for our TASER Weapons and Axon segments.We believe that the video evidence capture and management market will continue to grow significantly due to several factors, including increasing recognition of the benefits and value of video evidence and other mobile technologies. In 2016, we expect to devote significant resources towards both the development of the next revenue generating product for our Axon segment, and additional functionality for our existing SaaS. We aim to work closely with our customers to develop new value added features to our existing platform that are necessary to optimize their workflows, as well as develop adjacent technologies in wearables, cloud, and mobile devices.

Increase market penetration in both international and U.S. law enforcement markets:
Internationally, there is a very significant portion of the market where officers do not carry CEWs or wear on-officer cameras. We believe there is substantial opportunity for more widespread adoption of CEWs and Axon products in foreign countries. In recent years, we have seen international markets become increasingly attractive and we seek to maintain that trend as we demonstrate the benefits of large-scale adoptions of our CEWs and Axon products, using countries such as the United Kingdom and Australia as benchmarks of successful programs. We have also decided to make focused investments in targeted countries such as France, the United Kingdom, Canada and Australia as we see considerable opportunity for increased sales in those regions. Because the sales cycle to sell into a new international market can be as long or longer than 18 to 24 months, it is important that we continue to develop our pipeline in terms of both the number and size of opportunities.
In the U.S., our focus is on driving deeper penetration into law enforcement agencies that do not have a CEW or on-officer camera on every officer, and to upgrade officers using one of our legacy products to our next generation Smart Weapons. Our strategy is to create a dominant market position in domestic law enforcement and internationally over time.
In the Axon segment, our focus is on increasing bookings and brand awareness for Evidence.com and Axon cameras. We have expanded our Axon sales team from 16 at the end of 2014 to 27 full-time salespeople at the end of 2015. We expect the additional salesforce to generate increased bookings in 2016. In addition, during 2016, we expect to continue our concerted efforts to promote the awareness of the benefits of digital evidence management in general, and Evidence.com specifically, throughout the law enforcement community. We expect additional efforts will encompass tech summits, sponsorships, tradeshows, interaction with trade associations (such as the International Association of Chiefs of Police), and other promotional activities.Included in our strategy to demonstrate the benefits of Evidence.com, we have optional test and evaluation periods of the product on-site with customers. We experienced increasing volumes of trial programs in 2015 and believe these trial programs area great way for our customers to see the powerful capabilities, benefits and compelling value proposition of our technology. We anticipate further increases in these trial programs in 2016, ultimately leading to increased sales. As market acceptance grows, we anticipate fewer and/or shorter trial programs will be necessary to capture sales.

Additionally, our focus is on maintaining incremental sales channels by continuing to develop purchasing programs that position the Company to own municipality budget lines and become the ongoing technology provider for our customers in order to drive sales growth and allow our customers to keep up with the latest technology while minimizing large upfront purchases. We focus on minimizing attrition rates by providing world class products and services that provide the value necessary to ensure customers continue to renew their contracts. We remain committed to developing our presence in federal government and military markets. We intend to continue to place emphasis on supporting our military customers through our team of professionals with extensive military, homeland defense and law enforcement experience. The primary focus of this team is to support military use for our existing hardware as well as increase technology development through contracted support.Continued application for patents and intellectual property rights, both in the U.S. and internationally, to protect key technology in our products and further attempt to protect and maintain our competitive position.Continued aggressive litigation defense to protect our brand equity. We maintain a team of world class medical experts and internal legal resources to provide an efficient means of defending the Company against product liability claims.
Results of Operations
The following table presents data from our statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Year Ended December 31,
	2015		2014		2013
Net sales	$197,892	100.0%	$164,525	100.0%	$137,831	100.0%
Cost of products sold and services delivered	69,245	35.0	62,977	38.3	51,988	37.7
Gross margin	128,647	65.0	101,548	61.7	85,843	62.3
Operating expenses:
Sales, general and administrative	69,698	35.2	54,158	32.9	46,557	33.8
Research and development	23,614	11.9	14,885	9.0	9,888	7.2
Litigation judgments	—	—	—	—	1,450	1.1
Total operating expenses	93,312	47.2	69,043	42.0	57,895	42.0
Income from operations	35,335	17.9	32,505	19.8	27,948	20.3
Interest and other income (expense), net	26	—	(194)	(0.1)	86	0.1
Income before provision for income taxes	35,361	17.9	32,311	19.6	28,034	20.3
Provision for income taxes	15,428	7.8	12,393	7.5	9,790	7.1
Net income	$19,933	10.1%	$19,918	12.1%	$18,244	13.2%
Net sales to the U.S. and other countries are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2015		2014		2013
United States	$161,803	81.8%	$132,205	80.4%	$115,674	83.9%
Other Countries	36,089	18.2	32,320	19.6	22,157	16.1
Total	$197,892	100.0%	$164,525	100.0%	$137,831	100.0%

The Company’s operations are comprised of two reportable segments: the manufacture and sale of CEWs, accessories and other related products and services (the “TASER Weapons” segment); and the video business, which includes the TASER Cam, Axon products, Evidence.com, and MediaSolv (the “Axon” segment). The Company includes only revenues and costs attributable to the Axon segment in that segment. Included in Axon segment costs are: costs of sales for both products and services, overhead allocation based on direct labor, selling expense for the Axon sales team, Axon product management expenses, trade shows and related expenses, and research and development for products included in the Axon segment. All other costs are included in the TASER Weapons segment. The chief operating decision maker does not review assets by segment as part of the financial information provided; therefore, no asset information is provided in the following tables.

Net Sales - For the Years Ended December 31, 2015 and 2014
Net sales by product line were as follows for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,				Dollar Change	Percent Change
	2015		2014
TASER Weapons segment:
TASER X26P	$55,969	28.3%	$43,512	26.4%	$12,457	28.6%
TASER X2	42,746	21.6	28,774	17.5	13,972	48.6
TASER X26	7,337	3.7	18,712	11.4	(11,375)	(60.8)
TASER C2	2,146	1.1	2,084	1.3	62	3.0
TASER M26	684	0.3	693	0.4	(9)	(1.3)
TASER XREP	—	—	2,617	1.6	(2,617)	(100.0)
Single cartridges	41,674	21.1	38,539	23.4	3,135	8.1
Extended warranties including TAP	7,402	3.7	6,024	3.7	1,378	22.9
Other	4,417	2.2	4,658	2.8	(241)	(5.2)
TASER Weapons segment	162,375	82.1	145,613	88.5	16,762	11.5
Axon segment:
Axon Body	4,029	2.0	3,404	2.1	625	18.4
Axon Flex	6,880	3.5	3,981	2.4	2,899	72.8
E-Dock	4,022	2.0	1,719	1.0	2,303	134.0
Evidence.com	11,765	5.9	4,039	2.5	7,726	191.3
TASER Cam	5,746	2.9	4,674	2.8	1,072	22.9
Extended warranties including TAP	1,794	0.9	—	—	1,794	*
Other	1,281	0.6	1,095	0.7	186	17.0
Axon segment	35,517	17.9	18,912	11.5	16,605	87.8
Total net sales	$197,892	100.0%	$164,525	100.0%	$33,367	20.3
 *    not meaningful
Net unit sales for the TASER Weapons products and Axon segment products are as follows:

	Year Ended December 31,
	2015	2014	Unit Change	Percent Change
TASER X26P	62,383	51,283	11,100	21.6%
TASER X2	38,050	26,901	11,149	41.4
TASER X26	4,928	17,770	(12,842)	(72.3)
TASER M26	2,455	1,994	461	23.1
TASER C2	8,121	7,249	872	12.0
Cartridges	1,694,450	1,618,117	76,333	4.7
Axon Flex	18,823	10,034	8,789	87.6
Axon Body	17,522	13,219	4,303	32.6
E-Dock	6,979	4,219	2,760	65.4
TASER Cam	11,634	9,303	2,331	25.1
Net sales were $197.9 million and $164.5 million for the years ended December 31, 2015 and 2014, respectively, an increase of $33.4 million or 20.3%. Net sales for the TASER Weapons segment were $162.4 million and $145.6 million for the years ended December 31, 2015 and 2014, respectively, an increase of $16.8 million or 11.5%. Net sales for the Axon segment were $35.5 million and $18.9 million for the years ended December 31, 2015 and 2014, respectively, an increase of $16.6 million or 87.8%.

The increase in net sales for 2015 compared to 2014 in the TASER Weapons segment was primarily driven by increased adoption of the TASER X26P and X2 Smart Weapons, as customers upgrade their legacy CEWs to the new models. The Company has also introduced upgrade programs to incentivize agencies to replace older CEWs with the Company's new Smart Weapons. In the Axon segment, the increase in net sales was driven by the continued adoption of the Axon on-officer cameras and Evidence.com application in the law enforcement markets. International customers continued to be a steady contributor to the results with $36.1 million in 2015 versus $32.3 million in 2014, an increase of 11.7%.
To gain more immediate feedback regarding activity for Axon products and Evidence.com services, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales contract value (not invoiced sales), net of cancellations, placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Some bookings will be invoiced in subsequent years. Due to municipal government funding rules, certain of the future year amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although TASER has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be completed, if agencies do not appropriate money in future year budgets or enact a cancellation clause, revenue associated with these bookings will not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to Evidence.com and the Axon product line increased to $135.1 million during 2015, compared to $57.1 million in 2014, an increase of 136.7%.
The chart below illustrates the Company's quarterly bookings for each of the previous six fiscal quarters (in thousands):

Net Sales - Three Months Ended December 31, 2015 Compared to September 30, 2015
Net sales by product line were as follows for the three months ended December 31, 2015 and September 30, 2015 (dollars in thousands):

	Three Months Ended December 31, 2015		Three Months Ended September 30, 2015		Dollar Change	Percent Change
TASER Weapons segment:
TASER X26P	$14,712	26.3%	$12,901	25.6%	$1,811	14.0%
TASER X2	13,181	23.5	10,928	21.7	2,253	20.6
TASER X26	1,544	2.8	1,570	3.1	(26)	(1.7)
TASER C2	655	1.2	530	1.1	125	23.6
TASER M26	155	0.3	207	0.4	(52)	(25.1)
Single cartridges	13,090	23.4	10,351	20.5	2,739	26.5
Extended warranties including TAP	1,789	3.2	1,876	3.7	(87)	(4.6)
Other	1,563	2.8	1,157	2.3	406	35.1
TASER Weapons segment	46,689	83.3	39,520	78.5	7,169	18.1
Axon segment:
Axon Body	596	1.1	1,144	2.3	(548)	(47.9)
Axon Flex	1,351	2.4	2,936	5.8	(1,585)	(54.0)
E-Dock	580	1.0	1,562	3.1	(982)	(62.9)
Evidence.com	4,410	7.9	2,764	5.5	1,646	59.6
TASER Cam	1,316	2.3	1,444	2.9	(128)	(8.9)
Extended warranties including TAP	848	1.5	511	1.0	337	65.9
Other	251	0.4	495	1.0	(244)	(49.3)
Axon segment	9,352	16.7	10,856	21.5	(1,504)	(13.9)
Total net sales	$56,041	100.0%	$50,376	100.0%	$5,665	11.2
Net unit sales for the TASER Weapons products and Axon segment products are as follows:

	Three Months Ended
	12/31/2015	9/30/2015	Unit Change	Percent Change
TASER X26P	16,437	13,659	2,778	20.3%
TASER X2	12,540	8,036	4,504	56.0
TASER X26	587	818	(231)	(28.2)
TASER M26	503	709	(206)	(29.1)
TASER C2	2,336	1,801	535	29.7
Cartridges	505,332	435,237	70,095	16.1
Axon Flex	2,902	6,759	(3,857)	(57.1)
Axon Body	2,141	4,778	(2,637)	(55.2)
E-Dock	1,425	2,075	(650)	(31.3)
TASER Cam	2,641	2,887	(246)	(8.5)
Net sales were $56.0 million and $50.4 million for the three months ended December 31, 2015 and September 30, 2015, respectively, an increase of $5.7 million or 11.2%. Net sales for the TASER Weapons segment were $46.7 million and $39.5 million for the three months ended December 31, 2015 and September 30, 2015, respectively, an increase of $7.2 million or 18.1%. Net sales for the Axon segment were $9.4 million and $10.9 million for the three months ended December 31, 2015 and September 30, 2015, respectively, a decrease of $1.5 million or 13.9%.

The increase in net sales in the TASER Weapons segment on a quarterly sequential basis was primarily driven by the continued adoption of the TASER X26P and X2 Smart Weapons. Growing demand is seen in the TASER Weapons segment as customers are upgrading their legacy CEWs to the new TASER X2 and X26P Smart Weapons.
During the fourth quarter of 2015, the Company publicly announced the introduction of its next generation on-officer camera, the Axon Body 2. This introduction led to an increase in bookings for the quarter ended December 31, 2015 as compared to September 30, 2015, as many agencies placed orders for the new model, but this adversely impacted recognized revenues, as many agencies opted to order Body 2 instead of the original Axon body and Axon flex units. Axon Body 2 first became available for shipping during the first quarter of 2016, so a large portion of bookings recorded during the fourth quarter of 2015 did not lead to sales recognized during the quarter. Sales of Axon Body 2 will be recognized as units ship starting in 2016.
Net Sales - For the Years Ended December 31, 2014 and 2013
Net sales by product line were as follows for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,				Dollar Change	Percent Change
	2014		2013
TASER Weapons segment:
TASER X26P	$43,512	26.4%	$21,860	15.9%	$21,652	99.0%
TASER X2	28,774	17.5	26,471	19.2	2,303	8.7
TASER X26	18,712	11.4	30,883	22.4	(12,171)	(39.4)
TASER C2	2,084	1.3	2,468	1.8	(384)	(15.6)
TASER M26	693	0.4	681	0.5	12	1.8
TASER XREP	2,617	1.6	—	—	2,617	*
Single cartridges	38,539	23.4	35,660	25.9	2,879	8.1
Extended warranties including TAP	6,024	3.7	4,617	3.3	1,407	30.5
Other	4,658	2.8	4,834	3.5	(176)	(3.6)
TASER Weapons segment	145,613	88.5	127,474	92.5	18,139	14.2
Axon segment:
Axon Body	3,404	2.1	530	0.4	2,874	542.3
Axon Flex	3,981	2.4	2,434	1.8	1,547	63.6
E-Dock	1,719	1.0	490	0.4	1,229	250.8
Evidence.com	4,039	2.5	1,719	1.2	2,320	135.0
TASER Cam	4,674	2.8	4,688	3.4	(14)	(0.3)
Other	1,095	0.7	496	0.4	599	120.8
Axon segment	18,912	11.5	10,357	7.5	8,555	82.6
Total net sales	$164,525	100.0%	$137,831	100.0%	$26,694	19.4
 *    not meaningful

Net unit sales for the TASER Weapons products and Axon segment products are as follows:

	Year Ended December 31,
	2014	2013	Unit Change	Percent Change
TASER X26P	51,283	28,107	23,176	82.5%
TASER X2	26,901	28,164	(1,263)	(4.5)
TASER X26	17,770	33,769	(15,999)	(47.4)
TASER M26	1,994	2,091	(97)	(4.6)
TASER C2	7,249	8,116	(867)	(10.7)
Cartridges	1,618,117	1,552,028	66,089	4.3
Axon Flex	10,034	4,903	5,131	104.7
Axon Body	13,219	1,888	11,331	600.2
E-Dock	4,219	579	3,640	628.7
TASER Cam	9,303	10,686	(1,383)	(12.9)
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
The increase in net sales for 2014 compared to 2013 in the TASER Weapons segment was primarily driven by the introduction of the TASER X26P smart weapon. Growing demand is seen in the TASER Weapons segment as customers are upgrading their legacy CEWs to the new TASER X2 and X26P smart weapons. In the Axon segment, the increase in net sales was driven by the continued adoption of the Axon on-officer cameras and Evidence.com application in the law enforcement markets. International customers contributed to overall growth with sales of $32.3 million in 2014 versus $22.2 million in 2013, an increase of 45.5%.
Cost of Products Sold and Services Delivered
(dollars in thousands)

	Year Ended December 31,				Year Ended December 31,
			Dollar Change	Percent Change			Dollar Change	Percent Change
	2015	2014			2014	2013
TASER Weapons segment:
Cost of products sold	$48,821	$47,680	$1,141	2.4%	$47,680	$44,025	$3,655	8.3%
Cost as % of sales	30.1	32.7			32.7	34.5
Axon segment:
Cost of products sold	16,201	13,233	2,968	22.4	13,233	6,074	7,159	117.9
Cost of services delivered	4,223	2,064	2,159	104.6	2,064	1,889	175	9.3
Total cost of products sold and services delivered	20,424	15,297	5,127	33.5	15,297	7,963	7,334	92.1
Cost as % of sales	57.5	80.9			80.9	76.9
Total cost of products sold and services delivered	$69,245	$62,977	$6,268	10.0	$62,977	$51,988	$10,989	21.1
Cost as % of sales	35.0	38.3			38.3	37.7
Cost of products sold and services delivered was $69.2 million and $63.0 million for the years ended December 31, 2015 and 2014, respectively, an increase of $6.3 million or 10.0%. As a percentage of net sales, cost of products sold and services delivered decreased to 35.0% in 2015 compared to 38.3% in 2014. Within the TASER Weapons segment, cost of products sold increased $1.1 million, or 2.4%, to $48.8 million in 2015, compared to $47.7 million in 2014, and decreased as a percent of sales to 30.1% from 32.7%. The overall increase in cost of products sold is attributable to higher unit sales, and the decrease of cost as a percentage of sales is primarily attributable to higher average selling prices and increased leverage of fixed operating costs.
Within the Axon segment, cost of products sold and services delivered were $20.4 million, an increase of $5.1 million, or 33.5% from 2014. As a percentage of net sales, cost of products sold and services delivered decreased to 57.5% in 2015 from

80.9% in 2014. The increase in cost of products sold and services delivered was driven by growing sales in this segment, increased data storage costs as more agencies utilize Evidence.com, as well as growth in the newly established professional services team. The decrease in cost of products sold and services delivered as a percentage of sales was driven by higher sales and by improvements to our Evidence.com SaaS margins. There are a number of fixed costs for the Axon segment which, as we generate additional revenue in the business, we expect to remain relatively stable and should allow for lower cost of services delivered as a percentage of service revenue.

Cost of products sold and services delivered was $63.0 million and $52.0 million for the years ended December 31, 2014 and 2013, respectively, an increase of $11.0 million or 21.1%. As a percentage of net sales, cost of products sold and services delivered increased to 38.3% in 2014 from 37.7% in 2013. Within the TASER Weapons segment, cost of products sold increased $3.7 million, or 8.3%, to $47.7 million in 2014, compared to $44.0 million in 2013, but decreased as a percent of sales to 32.7% from 34.5%. The net decrease in cost of products sold as a percent of sales primarily reflects increased leverage due to higher sales and a higher average selling prices.

Within the Axon segment, cost of products sold and services delivered were $15.3 million, an increase of $7.3 million, or 92.1% from 2013. The increase was driven by growing sales in this segment, increased data storage costs as more agencies utilize EVIDENCE.com, as well as the introduction of a professional services team. These increases were partially offset by the full depreciation of the capitalized Evidence.com software development costs as of June 30, 2013. The increase in overall cost of products sold and services delivered as a percentage of sales was driven by higher product sales. As a percentage of net sales, cost of products sold and services delivered increased slightly to 80.9% in 2014 from 76.9% in 2013.
Gross Margin
(dollars in thousands)

	Year Ended December 31,				Year Ended December 31,
			Dollar Change	Percent Change			Dollar Change	Percent Change
	2015	2014			2014	2013
TASER Weapons segment	$113,554	$97,933	$15,621	16.0%	$97,933	$83,449	$14,484	17.4%
Axon segment	15,093	3,615	11,478	317.5	3,615	2,394	1,221	51.0
Total gross margin	$128,647	$101,548	$27,099	26.7	$101,548	$85,843	$15,705	18.3
Gross margin as % of sales	65.0	61.7			61.7	62.3
Gross margin increased $27.1 million to $128.6 million for 2015 compared to $101.5 million for 2014. As a percentage of net sales, gross margin increased to 65.0% for 2015 compared to 61.7% for 2014. The increase is attributable to stronger margins in both the TASER Weapons and Axon segments. As a percentage of net sales, gross margin for the TASER Weapons segment was 69.9% and 67.3% for 2015 and 2014, respectively, while the same measure for these years for the Axon segment were 42.5% and 19.1%, respectively. The Company experienced improvements in margins for the TASER Weapons and Axon segments individually, due to higher average selling prices and continued leverage of Axon fixed operating costs.
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

Sales, General and Administrative Expenses
Sales, general and administrative (“SG&A”) expenses were comprised as follows for 2015 and 2014 (dollars in thousands):

	Year Ended December 31,		Dollar Change	Percent Change
	2015	2014
Salaries, benefits and bonus	$25,032	$18,179	$6,853	37.7%
Stock-based compensation	4,299	3,558	741	20.8
Legal, professional and accounting	5,645	4,711	934	19.8
Sales and marketing	10,776	8,124	2,652	32.6
Consulting and lobbying services	7,147	3,417	3,730	109.2
Travel and meals	5,649	4,778	871	18.2
Building	3,648	2,956	692	23.4
Supplies	2,975	1,898	1,077	56.7
Depreciation and amortization	1,861	1,246	615	49.4
Liability insurance	1,442	1,303	139	10.7
Other	1,224	3,988	(2,764)	(69.3)
Total sales, general and administrative expenses	$69,698	$54,158	$15,540	28.7
Sales, general, and administrative as a percentage of net sales	35.2%	32.9%
Sales, general and administrative expenses were $69.7 million and $54.2 million for the years ended December 31, 2015 and 2014, respectively, an increase of $15.5 million or 28.7%. As a percentage of total net sales, SG&A expenses increased to 35.2% for 2015 compared to 32.9% for 2014.
SG&A by type and by segment were as follows for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,				Dollar Change	Percent Change
	2015		2014
TASER Weapons segment:
Salaries, benefits and bonus	$16,767	24.1%	$14,522	26.8%	$2,245	15.5%
Stock-based compensation	3,187	4.6	2,598	4.8	589	22.7
Legal, professional and accounting	5,442	7.8	4,578	8.5	864	18.9
Sales and marketing	5,411	7.8	4,902	9.1	509	10.4
Consulting and lobbying services	4,209	6.0	2,378	4.4	1,831	77.0
Travel and meals	3,089	4.4	3,014	5.6	75	2.5
Other	9,535	13.7	10,997	20.3	(1,462)	(13.3)
TASER Weapons segment	47,640	68.4	42,989	79.4	4,651	10.8
Axon segment:
Salaries, benefits and bonus	8,265	11.9	3,657	6.8	4,608	126.0
Stock-based compensation	1,112	1.6	960	1.8	152	15.8
Legal, professional and accounting	203	0.3	133	0.2	70	52.6
Sales and marketing	5,365	7.7	3,222	5.9	2,143	66.5
Consulting and lobbying services	2,938	4.2	1,039	1.9	1,899	182.8
Travel and meals	2,560	3.7	1,764	3.3	796	45.1
Other	1,615	2.3	394	0.7	1,221	309.9
Axon segment	22,058	31.6	11,169	20.6	10,889	97.5
Total sales, general and administrative expenses	$69,698	100.0%	$54,158	100.0%	$15,540	28.7
Within the TASER Weapons segment, SG&A increased $4.7 million, or 10.8%, to $47.6 million from $43.0 million in 2014. Salaries, benefits, bonus and stock-based compensation in the TASER Weapons increased approximately $2.8 million in 2015 compared to 2014. This increase was primarily attributable to the Company's efforts to build out international and direct sales teams internally as well as increasing headcount in certain administrative departments to support the overall growth of the entity. On a consolidated basis, legal, professional and accounting expenses were up $0.9 million in 2015 compared to 2014, and most of this increase was allocated to the Weapons segment. Audit and tax compliance costs were up approximately $0.7 million due primarily to increased complexity in the business structure as well as overall growth of the Company. Also included in the increase in legal fees was $0.2 million of costs to secure new patents and trademarks. The increase in sales and marketing was primarily attributable to increased efforts at the 2015 International Association of Chiefs of Police in 2015 as compared to 2014. The Company incurred higher consulting and lobbying expense during 2015 as compared to 2014 increase $1.8 million to $4.2 million in 2015. The Company also engaged additional international sales consultants during 2015 to drive increased sales in targeted foreign markets. Offsetting these increases was a decrease to other expenses. The decrease in other is primarily the result of a litigation settlement in 2014 of $3.3 million as compared to settlements of $0.2 million in 2015.
Within the Axon segment, SG&A increased $10.9 million, or 97.5%, to $22.1 million in 2015 in comparison to the prior year. Salaries, benefits, bonus and stock-based compensation in the Axon segment increased $4.8 million as the Company continues to hire additional engineering, product management personnel, sales and marketing personnel and general support staff to further expand upon existing product offerings as well as the development of new mobile and cloud technologies. The Company remains committed to launching new product lines to solidify its competitive advantage in these emerging technologies. Sales and marketing expenses in the Axon segment also increased approximately $2.1 million in comparison to 2014 due primarily to increased commissions on higher sales and increased marketing efforts for Axon technologies. The increase in consulting and lobbying was due to the Axon branding campaign that took place in the third quarter of 2015 as well as increased lobbying and public relations efforts ahead of the IACP conference held in October 2015. The increase in the balance of other expenses of $1.2 million during the 2015 as compared 2014 was related to building expenses, including depreciation and amortization, and supplies. Of this amount $0.7 million related to depreciation and amortization of assets acquired in two business combinations affected during 2015.
The Company expects to see increases in SG&A in 2016 compared to 2015 as it plans to make additional investments in customer-facing positions both domestically and internationally along with increased investments in sales and marketing.
Of the increase in SG&A above, there was increased expense associated with customer-facing positions, including: salaries, benefits, bonus and stock-based compensation, as well as sales commissions, which are included in the sales and marketing line item in the table above. Positions were added throughout the year, with the following customer-facing headcount as of the end of each year:

	As of December 31,
	2015	2014	2013
TASER Weapons sales representatives	18	12	8
Axon sales representatives	27	16	14
International sales representatives (i)	13	5	5
Sales support staff	20	8	8
Telesales	27	17	11
Other customer-facing roles	33	20	14
Total customer-facing roles	138	78	60
(i) In certain international markets where the Company does not have a legal entity, it generally engages sales managers as consultants. These expenses are reflected in the consulting and lobbying line within selling, general and administrative expenses.

Sales, general and administrative expenses were comprised as follows for 2014 and 2013 (dollars in thousands):

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
SG&A by type and by segment were as follows for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,				Dollar Change	Percent Change
	2014		2013
TASER Weapons segment:
Salaries, benefits and bonus	$14,522	26.8%	$12,290	26.4%	$2,232	18.2%
Stock-based compensation	2,598	4.8	2,726	5.9	(128)	(4.7)
Legal, professional and accounting	4,578	8.5	7,258	15.6	(2,680)	(36.9)
Sales and marketing	4,902	9.1	4,167	9.0	735	17.6
Consulting and lobbying services	2,378	4.4	1,879	4.0	499	26.6
Travel and meals	3,014	5.6	2,214	4.8	800	36.1
Other	10,997	20.3	9,640	20.7	1,357	14.1
TASER Weapons segment	42,989	79.4	40,174	86.3	2,815	7.0
Axon segment:
Salaries, benefits and bonus	3,657	6.8	2,433	5.2	1,224	50.3
Stock-based compensation	960	1.8	432	0.9	528	122.2
Legal, professional and accounting	133	0.2	65	0.1	68	104.6
Sales and marketing	3,222	5.9	1,858	4.0	1,364	73.4
Consulting and lobbying services	1,039	1.9	218	0.5	821	376.6
Travel and meals	1,764	3.3	1,091	2.3	673	61.7
Other	394	0.7	286	0.6	108	37.8
Axon segment	11,169	20.6	6,383	13.7	4,786	75.0
Total sales, general and administrative expenses	$54,158	100.0%	$46,557	100.0%	$7,601	16.3
Within the TASER Weapons segment, SG&A increased $2.8 million, or 7.0%, to $43.0 million from $40.2 million in 2013. Salaries, benefits, bonus and stock-based compensation in the TASER Weapons increased approximately $2.1 million in 2014 compared to 2013 partially due to increased international, telesales, and support sales staff. Incremental administrative functions were also added in 2014 in order to support the growing business. Travel and meal expenses also increased approximately $0.8 million compared to the prior year as increased international travel occurred to set up the new international offices in Amsterdam. Offsetting these increases, the Company experienced a decrease in liability insurance costs during 2015.
Within the Axon segment, SG&A increased $4.8 million, or 75.0%, to $11.2 million in 2014 in comparison to the prior year. Salaries, benefits, bonus and stock-based compensation in the Axon segment increased $1.8 million. Sales and marketing expenses in the Axon segment also increased approximately $1.4 million in comparison to 2013 as a result of a large presence and a hosted booth at the International Association of Chiefs of Police. Sales and marketing expenses also include increases of approximately $0.9 million in commissions. Increases were also seen in lobbying and consulting fees of approximately $0.8 million and travel and meal expenses of approximately $0.7 million.
Research and Development Expenses
Research and development (“R&D”) expenses were $23.6 million and $14.9 million for the years ended December 31, 2015 and 2014, respectively, an increase of $8.7 million, or 58.6%. As a percentage of net sales, R&D increased to 11.9% in 2015 in comparison to 9.0% in 2014.
Within the TASER Weapons segment, R&D expenses increased $0.6 million, or 15.4%, to $4.5 million in 2015, which was primarily driven by internal efforts and consulting expenses related to development of future CEW products.
Within the Axon segment, R&D expenses increased $8.1 million, or 73.8%, to $19.1 million in 2015 from the prior year. The increase for 2015 compared to 2014 is primarily driven by additional headcount and higher consulting fees as the Company continues its efforts to launch new product lines and SaaS offerings to strengthen its competitive advantage in these emerging technologies.
Research and development expenses were $14.9 million and $9.9 million for the years ended December 31, 2014 and 2013, respectively, an increase of $5.0 million, or 50.5%. As a percentage of net sales, R&D increased to 9.0% in 2014 in comparison to 7.2% in 2013.
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
Interest and Other Income (Expense), Net
Interest and other income was $26,000 for the year ended December 31, 2015 compared to expense of $0.2 million for the year ended December 31, 2014 and income of $0.1 million for the year ended December 31, 2013. Other income amounts for 2015, 2014 and 2013 consisted primarily of investment interest income and was partially offset by losses on foreign currency transaction adjustments.
Provision for Income Taxes
The provision for income taxes was $15.4 million for the year ended December 31, 2015. The effective income tax rate for 2015 was 43.6%. The effect of state income taxes of $1.1 million was largely offset by a benefit of $1.0 million for research and development credits in the current year. The difference between statutory and foreign tax rates of $2.4 million was largely driven by losses incurred in a newly formed foreign entity for which no tax benefit will be realized. In addition, a valuation allowance in the amount of $1.2 million was recorded as of December 31 2015 related to certain research and development tax credits the Company estimates may not be utilized prior to expiration.
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). This standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The Company elected early adoption of ASU 2015-17 effective December 31, 2015, on a retrospective basis. Adoption of this ASU resulted in a reclassification of net current deferred tax assets to net noncurrent deferred tax asset in our Consolidated Balance Sheet as of both December 31, 2015 and December 31, 2014. This accounting change had no impact on our consolidated results of operations or comprehensive income.
The provision for income taxes was $12.4 million for the year ended December 31, 2014. The effective income tax rate for 2014 was 38.4%. The effect of state income tax of $1.4 million was largely offset by a benefit of $0.6 million from incentive stock option deductions as well as $0.5 million of research and development credits in 2014. When an employee exercises ISOs and sells the related stock prior to the end of the mandatory holding period, the associated expense becomes a reduction to the Company’s taxable income.
The provision for income taxes was $9.8 million for the year ended December 31, 2013. The effective income tax rate for 2013 was 34.9%. The effect of state income tax of $1.3 million was largely offset by a benefit of $0.5 million from incentive stock option deductions as well as $0.4 million of research and development credits and a $0.4 million favorable return to provision adjustment in 2013. The 2013 return to provision adjustment was driven by the domestic production activities deduction which decreased taxable income, and therefore, reduced the effective tax rate.
Net Income
Our net income was $19.9 million for each of the years ended December 31, 2015 and 2014. Net income per basic share was $0.37 and $0.36 per diluted share, respectively, for 2015 compared to $0.38 and $0.37 per basic and diluted share, respectively for 2014.
Our net income improved by $1.7 million to $19.9 million of 2014 compared to $18.2 million for 2013. Net income per basic and diluted share was $0.38 and $0.37 for 2014, respectively, compared to $0.34 per basic and diluted share for 2013.
Liquidity and Capital Resources
Summary
As of December 31, 2015, we had $59.5 million of cash and cash equivalents, an increase of $11.2 million from the end of 2014.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years (in thousands):

	Year Ended December 31,
	2015	2014	2013
Operating activities	$46,445	$35,432	$32,426
Investing activities	(36,009)	(24,581)	(23,062)
Financing activities	603	(4,840)	(3,189)
Effect of exchange rate changes on cash and cash equivalents	120	85	(31)
Net increase in cash and cash equivalents	$11,159	$6,096	$6,144
Operating activities
Net cash provided by operating activities in 2015 of $46.4 million consists of $19.9 million in net income, the net add-back of non-cash income statement items totaling $6.3 million and a positive $20.2 million net change in operating assets and liabilities. Included in the non-cash items are $3.3 million in depreciation and amortization expense, $7.3 million in stock-based compensation expense, and $1.7 million of bond premium amortization. These additions were partially offset by an $6.9 million reduction related to excess tax benefit from stock-based compensation that is treated as a financing activity for cash flow purposes. The most significant increase to the portion of cash from operating activities related to the changes in operating assets and liabilities is a $15.3 million increase to deferred revenue. Of the increase in deferred revenue, $4.0 million resulted from additional extended warranty sales, $7.3 million resulted from increased hardware deferred revenue from TASER Assurance Program ("TAP") and Officer Safety Program ("OSP") sales, and $4.0 million related to prepayments for Axon SaaS and related services. The Company also had increases in cash provided from operating activities of $4.2 million and $3.1 million for decreases in accounts and notes receivable and inventory, respectively. In addition, the $5.9 million increase to cash from operating activities related to increases in accounts payable, accrued and other liabilities that was primarily caused by current income tax expense, which would have resulted in an increase to income tax payable, if it had not been reduced by the excess tax benefit from stock-based compensation discussed above. These increases were partially offset by increased prepaid expenses and other current assets of $8.6 million during 2015. The increase in other asset accounts during 2015 was driven by primarily by increased prepaid commissions of $2.5 million, increased long-term accounts receivable of $1.2 million for sales made under the Officer Safety Plan, increased balances under corporate-owed life insurance policies of $1.1 million, and a deposit made with a foreign component manufacturer of $2.6 million related to future services.

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
Primarily as a result of investing cash generated from operating activities, we used $36.0 million for investing activities in 2015. Purchases of investments, net of calls and maturities, were $18.4 million. During 2015, net cash of $11.2 million was used for the acquisitions of MediaSolv Solutions Corporation and Tactical Safety Responses LTD. The Company also invested $6.5 million in the purchase of property and equipment and intangibles.
During the year ended December 31, 2014, we used $24.6 million for investing activities. Purchases of investments, net of calls and maturities, were $21.9 million. The Company also invested $2.7 million in the purchase of property and equipment and intangibles.
During the year ended December 31, 2013, we used $23.1 million from investing activities. Purchases of investments, net of calls and maturities, were $19.7 million. The Company also invested $2.1 million in the purchase of property and equipment and intangibles, as well as $1.3 million, net, to purchase Familiar, Inc.
Financing activities
Net cash used by financing activities was $0.6 million for the year ended December 31, 2015. The repurchase of $7.6 million of the Company’s common stock, which was purchased for a weighted average cost of $25.86 per share, was partially offset by $2.7 million of proceeds from the exercise of stock options, and $6.9 million of excess tax benefit from stock proceeds. The purchase of common stock was made under a stock repurchase program authorized by TASER’s Board of Directors. As of December 31, 2015, no amounts remain available under the plan for future purchases.
Net cash used by financing activities was $4.8 million for the year ended December 31, 2014. The repurchase of $22.4 million of the Company’s common stock, which was purchased for a weighted average cost of $12.99 per share, was partially offset by $11.0 million of proceeds from the exercise of stock options, and $8.0 million of excess tax benefit from stock proceeds. The purchase of common stock was made under a stock repurchase program authorized by TASER’s Board of Directors.
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

Liquidity and Capital Resources
Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. In addition, our $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates, currently LIBOR plus 1.5% or Prime less 0.75%. As of December 31, 2015, we had letters of credit outstanding of $3.0 million, leaving the net amount available for borrowing of $7.0 million. The facility matures on July 31, 2017. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At December 31, 2015 and 2014, there were no borrowings under the line.
Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of a minimum leverage ratio and fixed charge coverage ratio. The leverage ratio (ratio of total liabilities to tangible net worth) can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At December 31, 2015, the Company’s tangible net worth ratio was 0.52:1 and its fixed charge coverage ratio was 2.41:1. Accordingly, the Company was in compliance with these covenants.
Based on our strong balance sheet and the fact that we had just $0.2 million in total long-term debt and capital lease obligations at December 31, 2015, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.
We believe funds generated from our expected results of operations, as well as available cash and investments, will be sufficient to finance our operations and strategic initiatives for 2016 and the foreseeable future. From time to time, our board of directors considers repurchases of our common stock. Further repurchases of our common stock will take place on the open market, will be financed with available cash and are subject to authorization as well as market and business conditions.
Contractual Obligations
The following table outlines our future contractual financial obligations by period in which payment is expected, as of December 31, 2015 (dollars in thousands):

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Non-cancelable operating leases	$4,319	$771	$1,478	$958	$1,112
Capital leases including interest	30	30	—	—	—
Open purchase orders	22,983	22,983	—	—	—
Total contractual obligations	$27,332	$23,784	$1,478	$958	$1,112
Open purchase orders in the above table primarily represent cancelable purchase orders with key vendors, which are included in this table due to the Company’s strategic relationships with these vendors.
We are subject to U.S. Federal income tax as well as income taxes imposed by several states and foreign jurisdictions. As of December 31, 2015, we had $1.3 million of unrecognized tax benefits related to uncertain tax positions. The settlement period for our long-term income tax liabilities cannot be determined; however, the liabilities are not expected to significantly increase or decrease within the next 12 months.
Off Balance Sheet Arrangements
The discussion of off-balance sheet arrangements in Note 9 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference herein.
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

Product Warranties
The Company warranties its CEWs, Axon cameras and E-Docks from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for our standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. We estimate future warranty costs based on historical data related to returns and warranty costs on a quarterly basis and apply this rate to current product anticipated returns from our customers. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. The accrued warranty liability is reviewed quarterly to evaluate whether it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of December 31, 2015 and 2014, our reserve for warranty returns was approximately $0.3 million and $0.7 million, respectively. Warranty (recoveries) expense in the years ended December 31, 2015, 2014 and 2013 was $(0.1) million, $0.4 million and $1.0 million, respectively. The decrease in warranty reserve and related expense as of and for the year ended ended December 31, 2015 was primarily driven by the Company's completion of its replacement program for existing Evidence Transfer Machine ("ETM") units in the field being upgraded to the newer E-Dock product line. Additionally, the Company continues to experience decreased warranty claims on its other existing products which has led to lower warranty reserves. As the Company continues investing in the development of new technologies it will continue to assess the adequacy of its reserves related to inherent uncertainties with new product offerings.
Revenue related to separately-priced extended warranties is recorded as deferred revenue at its contractual amount and subsequently recognized in net sales on a straight-line basis over the delivery period. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.
Inventory
Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities and a determination of what costs are considered to be abnormal fixed production costs, which are expensed as current period charges. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. During the year ended December 31, 2015, the Company recorded provisions for obsolete inventory of approximately $0.5 million compared to $2.2 million during 2014. The decrease during 2015 was partially attributable to a reserve taken in 2014 for legacy X26 CEW inventory which ended production during the year ended December 31, 2014. During 2014, the Company also accrued approximately $1.1 million of inventory losses related to products it was not certain could be fully utilized in production of certain Axon camera products.
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

For the the years ended December 31, 2015, 2014 and 2013, the composition of revenue recognized from arrangements containing multiple elements and those not containing multiple elements was as follows:

	For the Year Ended December 31, 2015
	TASER Weapons		Axon		Total
Arrangements with multiple elements	$11,141	6.9%	$26,489	74.6%	$37,630	19.0%
Arrangements without multiple elements	151,234	93.1	9,028	25.4	160,262	81.0
Total	$162,375	100.0%	$35,517	100.0%	$197,892	100.0%

	For the Year Ended December 31, 2014
	TASER Weapons		Axon		Total
Arrangements with multiple elements	$5,972	4.1%	$12,149	64.2%	$18,121	11.0%
Arrangements without multiple elements	139,641	95.9	6,763	35.8	146,404	89.0
Total	$145,613	100.0%	$18,912	100.0%	$164,525	100.0%

	For the Year Ended December 31, 2013
	TASER Weapons		Axon		Total
Arrangements with multiple elements	$1,567	1.2%	$4,351	42.0%	$5,918	4.3%
Arrangements without multiple elements	125,907	98.8	6,006	58.0	131,913	95.7
Total	$127,474	100.0%	$10,357	100.0%	$137,831	100.0%
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
Circumstances that might indicate long-lived assets might not be recoverable could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way our products are branded and marketed. When performing a review for recoverability, we estimate the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. No impairment losses were recorded in 2015, 2014 or 2013.
Income Taxes
We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carry forwards.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $9.4 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2015 tax years, net of the federal benefit on the Arizona and California research and development tax credits. Management determined that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, has established a liability for unrecognized tax benefits of $3.2 million as of December 31, 2015. In addition, we established a $0.2 million liability related to uncertain tax positions for certain state income tax liabilities, for a total unrecognized tax benefit at December 31, 2015 of $3.4 million. Management does not expect the amount of the unrecognized tax benefit liability to change significantly within the next 12 months. Should the unrecognized tax benefit of $3.4 million be recognized, the Company’s effective tax rate would be favorably impacted. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting or tax laws in the U.S. and overseas, or changes in other facts or circumstances. In addition, we recognize liabilities for potential U.S. tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary, or if the recorded tax liability is greater than our current assessment, we may be required to recognize an income tax benefit, or additional income tax expense, respectively, in our consolidated financial statements.
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
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of December 31, 2015, the Company would need to generate approximately $33.4 million of pre-tax book income in order to realize the net deferred tax assets for which a benefit has been recorded. This estimate considers the reversal of approximately $11.1 million of gross deferred tax liabilities, $4.2 million tax-effected. We also have state net operating losses ("NOLs") of $0.3 million, which produce deferred tax assets of $10,000, which expire at various dates between 2016 and 2031. We anticipate the Company’s future income to continue to trend upward from our 2015 results, with sufficient pre-tax book income to realize a large portion of our deferred tax assets. However, based on specific income projections in years in which certain tax assets are set to expire, a reserve of approximately $1.7 million has been recorded as a valuation allowance against deferred tax assets as of December 31, 2015.
Stock-Based Compensation
We have historically granted stock-based compensation to key employees and non-employee directors as a means of attracting and retaining highly qualified personnel. We have historically utilized restricted stock units and stock options; however, no stock options were issued during 2015, 2014 or 2013. The fair value of restricted stock units is estimated as the closing price of our common stock on the date of grant. We estimate the fair value of granted stock options by using the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (forfeitures). The expense for both restricted stock units and stock options is recorded over the life of the grant, net of forfeitures.
We have granted a total of approximately 1.6 million performance-based awards (options and restricted stock units) of which approximately 0.4 million are outstanding as of December 31, 2015, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance. These awards will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in our statements of operations. Refer to Note 1(q) to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our valuation assumptions.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit and corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. Based on investment positions as of December 31, 2015, a hypothetical 100 basis point increase across all maturities would result in a $0.3 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if the Company sold the investments prior to maturity.
Additionally, we have access to a line of credit borrowing facility which bears interest at varying rates, currently at LIBOR plus 1.5% or Prime less 0.75%. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $3.0 million at December 31, 2015. At December 31, 2015, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $7.0 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
Exchange Rate Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the Pound, in each case compared to the U.S. Dollar, related to transactions by TASER Europe SE, Axon Public Safety UK LTD, Axon Public Safety Canada and TASER International B.V. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.
The majority of our sales to international customers are transacted in U.S. dollars and therefore, are not subject to exchange rate fluctuations on these transactions. However, the cost of our products to our customers increases when the U.S. dollar strengthens against their local currency and the Company may have more sales and expenses denominated in foreign currencies in 2016 which would increase its foreign exchange rate risk.

Item 8. Financial Statements and Supplementary Data

TASER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$59,526	$48,367
Short-term investments	50,254	32,774
Accounts and notes receivable, net of allowance of $322 and $251 as of December 31, 2015 and 2014, respectively	27,701	30,735
Inventory	15,763	18,323
Prepaid expenses and other current assets	8,165	4,443
Total current assets	161,409	134,642
Property and equipment, net	21,848	17,523
Deferred income tax assets, net	13,719	16,063
Intangible assets, net	7,588	3,115
Goodwill	9,596	2,206
Long-term investments	8,525	9,296
Other assets	7,196	2,523
Total assets	$229,881	$185,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,333	$7,682
Accrued liabilities	8,643	9,245
Current portion of deferred revenue	20,851	14,020
Customer deposits	1,226	988
Current portion of notes payable and capital lease payable	87	38
Total current liabilities	38,140	31,973
Deferred revenue, net of current portion	30,190	21,668
Liability for unrecognized tax benefits	1,315	1,471
Long-term deferred compensation	2,199	1,121
Long-term business acquisition contingent consideration	952	—
Long-term portion of notes payable and capital lease payable	81	29
Total liabilities	72,877	56,262
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2015 and 2014	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 53,692,192 and 53,000,867 shares issued and outstanding as of December 31, 2015 and 2014, respectively	1	1
Additional paid-in capital	178,143	162,641
Treasury stock at cost,18,432,158 and 18,139,958 shares as of December 31, 2015 and 2014, respectively	(122,201)	(114,645)
Retained earnings	100,978	81,045
Accumulated other comprehensive income	83	64
Total stockholders’ equity	157,004	129,106
Total liabilities and stockholders’ equity	$229,881	$185,368

The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
Net sales	$197,892	$164,525	$137,831
Cost of products sold and services delivered	69,245	62,977	51,988
Gross margin	128,647	101,548	85,843
Operating expenses:
Sales, general and administrative	69,698	54,158	46,557
Research and development	23,614	14,885	9,888
Litigation judgments	—	—	1,450
Total operating expenses	93,312	69,043	57,895
Income from operations	35,335	32,505	27,948
Interest and other income (expense), net	26	(194)	86
Income before provision for income taxes	35,361	32,311	28,034
Provision for income taxes	15,428	12,393	9,790
Net income	$19,933	$19,918	$18,244
Net income per common and common equivalent shares:
Basic	$0.37	$0.38	$0.35
Diluted	$0.36	$0.37	$0.34
Weighted average number of common and common equivalent shares outstanding:
Basic	53,548	52,948	51,880
Diluted	54,638	54,500	54,152

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$19,933	$19,918	$18,244
Foreign currency translation adjustments	19	66	55
Comprehensive income	$19,952	$19,984	$18,299

The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2012	52,770,392	$1	$111,661	13,363,789	$(67,203)	$(57)	$42,883	$87,285
Stock options exercised and RSUs vested, net of withholdings	2,896,072	—	15,048	—	—	—	—	15,048
Stock-based compensation	—	—	4,340	—	—	—	—	4,340
Excess tax benefit from stock-based compensation	—	—	6,797	—	—	—	—	6,797
Purchase of treasury stock	(3,048,966)	—	—	3,048,966	(25,000)	—	—	(25,000)
Shares issued related to business acquisition	107,749	—	1,578	—	—	—	—	1,578
Net income	—	—	—	—	—	—	18,244	18,244
Foreign currency translation adjustments	—	—	—	—	—	55	—	55
Balance, December 31, 2013	52,725,247	1	139,424	16,412,755	(92,203)	(2)	61,127	108,347
Stock options exercised and RSUs vested, net of withholdings	2,002,823	—	9,653	—	—	—	—	9,653
Stock-based compensation	—	—	5,579	—	—	—	—	5,579
Excess tax benefit from stock-based compensation	—	—	7,985	—	—	—	—	7,985
Purchase of treasury stock	(1,727,203)	—	—	1,727,203	(22,442)	—	—	(22,442)
Net income	—	—	—	—	—	—	19,918	19,918
Foreign currency translation adjustments	—	—	—	—	—	66	—	66
Balance, December 31, 2014	53,000,867	1	162,641	18,139,958	(114,645)	64	81,045	129,106
Stock options exercised and RSUs vested, net of withholdings	983,525	—	1,303	—	—	—	—	1,303
Stock-based compensation	—	—	7,263	—	—	—	—	7,263
Excess tax benefit from stock-based compensation	—	—	6,936	—	—	—	—	6,936
Purchase of treasury stock	(292,200)	—	—	292,200	(7,556)	—	—	(7,556)
Net income	—	—	—	—	—	—	19,933	19,933
Foreign currency translation adjustments	—	—	—	—	—	19	—	19
Balance, December 31, 2015	53,692,192	$1	$178,143	18,432,158	$(122,201)	$83	$100,978	$157,004

The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$19,933	$19,918	$18,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,291	4,317	5,131
(Gain) loss on disposals of property and equipment, net	(19)	17	(27)
Loss on disposal of intangibles	225	215	168
Bond premium amortization	1,650	957	289
Stock-based compensation	7,263	5,579	4,340
Deferred income taxes	994	3,598	621
Unrecognized tax benefits	(156)	202	219
Excess tax benefit from stock-based compensation	(6,936)	(7,985)	(6,797)
Change in assets and liabilities:
Accounts and notes receivable	4,244	(8,247)	(4,387)
Inventory	3,140	(7,214)	(116)
Prepaid expenses and other assets	(8,579)	(1,080)	(569)
Accounts payable, accrued and other liabilities	5,868	9,852	6,560
Deferred revenue	15,289	15,469	8,096
Customer deposits	238	(166)	654
Net cash provided by operating activities	46,445	35,432	32,426

Cash flows from investing activities:
Purchases of investments	(62,464)	(32,900)	(29,112)
Proceeds from call / maturity of investments	44,105	10,997	9,380
Purchases of property and equipment	(6,003)	(2,505)	(1,783)
Proceeds from disposal of fixed assets	40	10	34
Purchases of intangible assets	(501)	(183)	(323)
Business acquisitions, net of cash acquired	(11,186)	—	(1,258)
Net cash used in investing activities	(36,009)	(24,581)	(23,062)

Cash flows from financing activities:
Repurchase of common stock	(7,556)	(22,442)	(25,000)
Proceeds from options exercised	2,673	11,000	15,357
Payroll tax payments for net-settled stock awards	(1,370)	(1,347)	(309)
Payments on capital lease obligation	(80)	(36)	(34)
Excess tax benefit from stock-based compensation	6,936	7,985	6,797
Net cash provided by (used in) financing activities	603	(4,840)	(3,189)

Effect of exchange rate changes on cash and cash equivalents	120	85	(31)

Net increase in cash and cash equivalents	11,159	6,096	6,144
Cash and cash equivalents, beginning of year	48,367	42,271	36,127
Cash and cash equivalents, end of year	$59,526	$48,367	$42,271
The accompanying notes are an integral part of these consolidated financial statements.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies
TASER International, Inc. (“TASER” or the “Company”) is a developer and manufacturer of advanced conducted electrical weapons (“CEWs”) designed for use by law enforcement, military, corrections, and private security personnel, and by private individuals for personal defense. In addition, the Company has developed full technology solutions for the capture, storage and management of video/audio evidence as well as other tactical capabilities for use in law enforcement. The Company sells its products worldwide through its direct sales force, distribution partners, online store and third-party resellers. The Company was incorporated in Arizona in September 1993, and reincorporated in Delaware in January 2001. The Company’s corporate headquarters and manufacturing facilities are located in Scottsdale, Arizona. The Company’s software development unit facility is located in Seattle, Washington. TASER International BV, a wholly owned subsidiary of the Company, serves as the Company's international headquarters, and is located in Amsterdam, Netherlands.
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

•	product warranty reserves,

•	inventory valuation,

•	revenue recognition allocated in multiple-deliverable contracts or arrangements,

•	valuation of goodwill, intangibles and long-lived assets,

•	recognition, measurement and valuation of current and deferred income taxes,

•	fair value of stock awards issued, the estimated vesting period for performance-based stock awards and forfeiture rates, and

•	recognition and measurement of contingencies and accrued litigation expense.
Actual results could differ materially from those estimates.
b. Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments include cash, money market funds, certificates of deposit, state and municipal obligations and corporate bonds. The Company places its cash and cash equivalents with high quality financial institutions. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits.
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Software development costs also include costs to develop software programs to be used solely to meet the Company's internal needs and cloud-based applications used to deliver its services. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the intended function. Additionally, the Company capitalizes qualifying costs incurred for upgrades and enhancements to existing software that result in additional functionality. Costs related to preliminary project planning activities, post-implementation activities, maintenance and minor modifications are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life. The capitalized development costs related to the Company’s software as a service (“SaaS”) product, Evidence.com, were fully amortized as of December 31, 2013. Amortization of capitalized software development costs was $0.6 million for the year ended December 31, 2013.
Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
f. Valuation of Goodwill, Intangibles and Long-lived Assets
The Company recorded goodwill related to the acquisitions of Tactical Safety Responses Limited, MediaSolv Solutions Corporation and Familiar, Inc. The recoverability of goodwill is evaluated and tested for impairment at least annually during the fourth quarter or more often, if and when circumstances indicate that goodwill may not be recoverable. Finite-lived intangible assets and other long-lived assets are amortized over their useful lives. Management evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and intangible assets may warrant revision or that the remaining balance of these assets, including intangible assets with indefinite lives, may not be recoverable.
Circumstances that might indicate long-lived assets might not be recoverable could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way the Company's products are branded and marketed. When performing a review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. No impairment losses were recorded during the years ended December 31, 2015, 2014 and 2013.
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
In 2012, the Company introduced a program, the TASER Assurance Program (“TAP”), whereby a customer purchasing a product and joining the program will have the right to trade-in the original product for a new product of the same or like model in the future. Upon joining TAP, customers also receive an extended warranty for the initial products purchased and spare inventory. Under this program the customer generally pays additional annual installments over the contract period, generally three to five years. The Company records consideration received related to the future product purchase as deferred revenue until all revenue recognition criteria are met, which is generally at the end of the contract period. Consideration related to future product purchases is determined at the inception of the arrangement using management’s best estimate of selling price. Management’s estimate is principally based on the current selling price for such products, with due evaluation of the impact of any expected product and pricing changes, which have historically had an immaterial influence on management’s best estimate of selling price.

In 2015, The Company introduced the Officer Safety Plan (“OSP”), whereby a customer typically enters into a five year Evidence.com subscription that includes all of its standard advanced features along with unlimited storage. The OSP also includes a service plan that includes upgrades of (i) the Axon devices every 2.5 years and (ii) a TASER CEW at any point within the contract period. Upon entering into the OSP, customers also receive extended warranties on the Axon and CEW devices over the five-year contract periods as well as spare inventory units. Under this program the customer generally makes an initial purchase of Axon cameras and related accessories, and CEWs at inception and pays the first of its annual installments for services and future hardware deliverables over the contract period. The Company records consideration received related to the future purchase as deferred revenue until all revenue recognition criteria are met, which is generally when the products or services are delivered.
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

 The Company may, from time to time, enter into agreements with its customers to finance their purchases with a note receivable that may range in terms up to five years. Sales are recorded at the fair value of the note, which is generally sold and assigned to a third-party financing company. The terms of the assignments are such that the Company expects to receive payment within 30 days of the original sale. The assignments are non-recourse and the Company has no obligations or continuing involvement with the notes receivable. Prior to entering into an assignment, the Company evaluates the credit quality and financial condition of the third-party financing company. The Company does not generally record interest income on notes receivable due to minimal holding periods, nor has the Company recognized gains or losses upon the assignment of the notes. As of December 31, 2015 and 2014, there was no balance in accounts and notes receivable related to such arrangements.
i. Cost of Products Sold and Services Provided
Cost of products sold represents manufacturing costs, consisting of materials, labor and overhead related to finished goods and components. Shipping costs incurred related to product delivery are also included in cost of products sold. Cost of services delivered includes third party cloud services, and software maintenance and support costs, including personnel costs, associated with supporting Evidence.com.
j. Advertising Costs
The Company expenses advertising costs in the period in which they are incurred. The Company incurred advertising costs of $0.6 million, $0.3 million and $0.2 million in the years ended December 31, 2015, 2014 and 2013, respectively. Advertising costs are included in sales, general and administrative expenses in the accompanying statements of operations.
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
Changes in the Company’s estimated product warranty liabilities were as follows (in thousands):

	2015	2014	2013
Balance, January 1	$675	$955	$484
Utilization of accrual	(299)	(676)	(530)
Warranty (recoveries) expense	(62)	396	1,001
Balance, December 31	$314	$675	$955
l. Research and Development Expenses
The Company expenses as incurred research and development costs that do not meet the qualifications to be capitalized. The Company incurred research and development expense of $23.6 million, $14.9 million and $9.9 million, in 2015, 2014 and 2013, respectively.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
n. Concentration of Credit Risk and Major Customers / Suppliers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts and notes receivable and cash. Sales are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts, which totaled $0.3 million as of December 31, 2015 and 2014. Historically, the Company has experienced a low level of write-offs related to doubtful accounts.
The Company maintains the majority of its cash and cash equivalents accounts at three depository institutions. As of December 31, 2015, the aggregate balances in such accounts were $57.1 million. The Company’s balances with these institutions regularly exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for domestic deposits and various deposit insurance programs covering our deposits in the Netherlands, the United Kingdom and Germany. To manage the related credit exposure, management continually monitors the creditworthiness of the financial institutions where the Company has deposits.
The Company sells some of its products through a network of unaffiliated distributors. The Company also reserves the right to sell directly to the end user to secure the customer’s account. In 2015 and 2014, no customer represented more than 10% of total net sales. In 2013 one distributor represented 12.2% of total net sales with no other customers exceeding 10%.
At December 31, 2015 and 2014, the Company had a trade receivable from one unaffiliated customer comprising 12.5% and 13.4%, respectively, of the aggregate accounts receivable balance.
The Company currently purchases finished circuit boards and injection-molded plastic components from suppliers located in the U.S., Mexico and Taiwan. Although the Company currently obtains many of these components from single source suppliers, the Company owns the injection molded component tooling used in their production. As a result, management believes it could obtain alternative suppliers in most cases without incurring significant production delays. The Company also purchases small, machined parts from a vendor in Taiwan, custom cartridge assemblies from a proprietary vendor in the U.S., and electronic components from a variety of foreign and domestic distributors. Management believes that there are readily available alternative suppliers in most cases who can consistently meet the Company's needs for these components. The Company acquires most of its components on a purchase order basis and does not have long-term contracts with suppliers.
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company has cash equivalents and investments, which at December 31, 2015 and 2014, were comprised of money market funds, state and municipal obligations, corporate bonds, and certificates of deposits. See additional disclosure regarding the fair value of the Company’s cash equivalents and investments in Note 2. Included in the balance of other assets as of December 31, 2015 and 2014 was $2.2 million and $1.1 million, respectively, related to corporate-owned life insurance policies which are used to fund the Company’s deferred compensation plan. The Company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.
The Company’s financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.
p. Segment and Geographic Information
The Company is comprised of two reportable segments: the sale of CEWs, accessories and other products and services (the “TASER Weapons” segment); and the video business which includes the TASER Cam, Axon camera products and Evidence.com and MediaSolv (the “Axon” segment). Reportable segments are determined based on discrete financial information reviewed by the Company’s Chief Executive Officer who is the chief operating decision maker for the Company. The Company organizes and reviews operations based on products and services, and currently there are no operating segments that are aggregated. The Company performs an annual analysis of its reportable segments. Additional information related to the Company’s business segments is summarized in Note 16.

For the three years ended December 31, 2015, 2014 and 2013, net sales by geographic area were as follows (in thousands):

	Year Ended December 31,
	2015		2014		2013
United States	$161,803	81.8%	$132,205	80.4%	$115,674	83.9%
Other Countries	36,089	18.2	32,320	19.6	22,157	16.1
Total	$197,892	100.0%	$164,525	100.0%	$137,831	100.0%

Sales to customers outside of the U.S. are typically denominated in U.S. dollars and are attributed to each country based on the shipping address of the distributor or customer. For the three years ended December 31, 2015, 2014 and 2013, no individual country outside the U.S. represented more than 10% of net sales. Substantially all of the Company’s assets are located in the U.S.
q. Stock-Based Compensation
The Company calculates the fair value of stock options using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected life and risk-free interest rates. No options were awarded during the years ended December 31, 2015, 2014 or 2013. The fair value of restricted stock units is estimated as the closing price of the Company's common stock on the date of grant.
The estimated fair value of stock-based compensation awards is amortized to expense on a straight-line basis over the requisite service periods. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s forfeiture rate was calculated based on its historical experience of awards which ultimately vested. See Note 12 for further disclosure about the Company’s stock-based compensation.

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

	For the Year Ended December 31,
	2015	2014	2013
Numerator for basic and diluted earnings per share:
Net income	$19,933	$19,918	$18,244
Denominator:
Weighted average shares outstanding—basic	53,548	52,948	51,880
Dilutive effect of stock-based awards	1,090	1,552	2,272
Diluted weighted average shares outstanding	54,638	54,500	54,152
Anti-dilutive stock-based awards excluded	198	177	507
Net income per common share:
Basic	$0.37	$0.38	$0.35
Diluted	$0.36	$0.37	$0.34
s. Recently Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company anticipates it will apply the guidance retrospectively to each prior period reported, and is evaluating the impact the adoption of this guidance will have on its financial position, results of operations and cash flows.
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company early adopted ASU 2015-17 during the fourth quarter of fiscal year 2015 on a retrospective basis. Accordingly, the Company reclassified the current deferred taxes to noncurrent on the Consolidated Balance Sheet as of December 31, 2014, which increased noncurrent deferred tax assets $5.2 million.
t. Foreign Currency Translation
The Company’s foreign subsidiaries use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets.
u. Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
2. Cash, Cash Equivalents and Investments
The following tables summarize the Company's cash, cash equivalents, and held-to-maturity investments at December 31 (in thousands):

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$57,137	$—	$—	$57,137	$57,137	$—	$—

Level 1:
Money market funds	2,389	—	—	2,389	2,389	—	—
Corporate bonds	36,406	—	(70)	36,336	—	35,677	729
Subtotal	38,795	—	(70)	38,725	2,389	35,677	729

Level 2:
State and municipal obligations	19,002	11	(9)	19,004	—	12,000	7,002
Certificates of deposit	3,371	—	—	3,371	—	2,577	794
Subtotal	22,373	11	(9)	22,375	—	14,577	7,796
Total	$118,305	$11	$(79)	$118,237	$59,526	$50,254	$8,525

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$44,260	$—	$—	$44,260	$44,260	$—	$—

Level 1:
Money market funds	3,932	—	—	3,932	3,932	—	—
Corporate bonds	20,388	—	(34)	20,354	—	15,656	4,732
Subtotal	24,320	—	(34)	24,286	3,932	15,656	4,732

Level 2:
State and municipal obligations	19,145	18	—	19,163	175	15,891	3,079
Certificates of deposit	2,712	—	—	2,712	—	1,227	1,485
Subtotal	21,857	18	—	21,875	175	17,118	4,564
Total	$90,437	$18	$(34)	$90,421	$48,367	$32,774	$9,296
The Company believes the unrealized losses on the Company’s investments are due to interest rate fluctuations. As these investments are either short-term in nature, are expected to be redeemed at par value and/or because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2015. None of Company’s investments have been in an unrealized loss position for more than one year.
The following table summarizes the amortized cost and fair value of the short-term and long-term investments held by the Company at December 31, 2015 by contractual maturity (in thousands):

	Amortized Cost	Fair Value
Due in less than one year	$50,254	$50,190
Due after one year, through two years	8,525	8,521
Due after two years	—	—
Total short-term and long-term investments	$58,779	$58,711

3. Inventory
Inventories consisted of the following at December 31 (in thousands):

	2015	2014
Raw materials	$8,748	$11,031
Work-in-process	105	111
Finished goods	6,910	7,181
Total inventory	$15,763	$18,323

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Property and Equipment
Property and equipment consisted of the following at December 31 (in thousands):

	Estimated Useful Life	2015	2014
Land	N/A	$2,900	$2,900
Building and leasehold improvements	3-39 years	15,246	14,302
Production equipment	3-7 years	18,689	18,443
Computer equipment	3-5 years	8,048	7,209
Furniture and office equipment	5-7 years	4,116	3,066
Vehicles	5 years	713	270
Website development costs	3 years	601	601
Capitalized software development costs	3 years	3,670	3,670
Construction-in-process	N/A	3,885	968
Total cost		57,868	51,429
Less: Accumulated depreciation		(36,020)	(33,906)
Property and equipment, net		$21,848	$17,523
During the years ended December 31, 2015, 2014 and 2013 the Company recognized a net gain (loss) of approximately $19,000, $(17,000) and $27,000, respectively, for the disposal of property and equipment.
Depreciation and amortization expense relative to property and equipment, including equipment under capital lease, was $2.3 million, $4.0 million and $4.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, of which $0.7 million, $2.8 million and $3.7 million is included in cost of products sold and services provided for the respective years.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2015 were as follows (in thousands):

Balance, January 1, 2015	$2,206
Goodwill acquired	7,390
Balance, December 31, 2015	$9,596
Intangible assets (other than goodwill) consisted of the following (in thousands):

		December 31, 2015			December 31, 2014
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Domain names	5 years	$125	$(120)	$5	$125	$(114)	$11
Issued patents	4-15 years	1,866	(659)	1,207	1,759	(549)	1,210
Issued trademarks	3-11 years	603	(255)	348	566	(205)	361
Customer relationships	4-8 years	1,035	(93)	942	—	—	—
Non-compete agreements	3-4 years	464	(164)	300	—	—	—
Developed technology	7 years	3,470	(326)	3,144	—	—	—
Total amortized		7,563	(1,617)	5,946	2,450	(868)	1,582
Not amortized:
TASER trademark		900		900	900		900
Patents and trademarks pending		742		742	633		633
Total not amortized		1,642		1,642	1,533		1,533
Total intangible assets		$9,205	$(1,617)	$7,588	$3,983	$(868)	$3,115
Amortization expense related to intangible assets was $0.8 million, $0.2 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated amortization for intangible assets with definitive lives for the next five years is as follows for the years ended December 31 (in thousands):

2016	$942
2017	938
2018	925
2019	803
2020	741
Thereafter	1,597
Total	$5,946

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Other Long-Term Assets

Other long-term assets consisted of the following at December 31 (in thousands):

	2015	2014
Cash surrender value of corporate-owned life insurance policies (Note 1)	$2,180	$1,080
Prepaid commissions (i)	3,543	1,058
Accounts receivable (ii)	1,227	—
Prepaid expenses, deposits and other	246	385
Total other long-term assets	$7,196	$2,523

(i) Prepaid commissions represent customer acquisition costs to secure long-term contracts. The Company capitalizes incremental and direct costs related to a specific contract and recognizes expense over the term of the contract.

(ii) Long-term accounts receivable as of December 31, 2015 consist of balances related to sales made under the Officer Safety Program (Note 1h). These balances are collectible over the stated contract period, which is typically five years, and are actively monitored for collectability.
7. Deferred Revenue
Deferred revenue consisted of the following at December 31 (in thousands):

	December 31, 2015			December 31, 2014
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER Weapons	$7,278	$13,982	$21,260	$6,591	$13,809	$20,400
Axon	2,332	2,344	4,676	679	894	1,573
	9,610	16,326	25,936	7,270	14,703	21,973
Hardware:
TASER Weapons	952	2,459	3,411	365	753	1,118
Axon	786	7,382	8,168	491	2,643	3,134
	1,738	9,841	11,579	856	3,396	4,252
Axon Services	9,303	4,023	13,326	5,717	3,569	9,286
Other	200	—	200	177	—	177
Total	$20,851	$30,190	$51,041	$14,020	$21,668	$35,688

	December 31, 2015			December 31, 2014
	Current	Long-Term	Total	Current	Long-Term	Total
TASER Weapons and other	$8,430	$16,441	$24,871	$7,133	$14,562	$21,695
Axon	12,421	13,749	26,170	6,887	7,106	13,993
Total	$20,851	$30,190	$51,041	$14,020	$21,668	$35,688

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Accrued Liabilities
Accrued liabilities consisted of the following at December 31 (in thousands):

	2015	2014
Accrued salaries and benefits	$3,637	$3,699
Accrued judgments and settlements	65	108
Accrued professional fees	718	257
Accrued warranty expense	314	675
Accrued income and other taxes	1,215	539
Other accrued expenses	2,694	3,967
Accrued liabilities	$8,643	$9,245
9. Commitments and Contingencies
a. Operating and capital lease obligations
The Company has entered into operating leases for various office space, storage facilities and equipment. As of December 31, 2015, the Company's leases are for terms ranging from less than one year to 15 years. The Company's leases generally contain multi-year renewal options and escalation clauses. Rent expense under all operating leases, including both cancelable and non-cancelable leases, was $1.0 million, $0.9 million and $0.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Future minimum lease payments under non-cancelable leases at December 31, 2015, are as follows (in thousands):

	Operating	Capital
2016	$771	$30
2017	776	—
2018	702	—
2019	474	—
2020	484	—
Thereafter	1,112	—
Total minimum lease payments	$4,319	30
Less: Amount representing interest		(1)
Capital lease obligation		$29

b. Purchase commitments
The Company routinely enters into cancelable purchase orders with many of its key vendors. Based on the strategic relationships with many of these vendors, the Company’s ability to cancel these purchase orders and maintain a favorable relationship would be limited. As of December 31, 2015, the Company has approximately $23.0 million of open purchase orders.
c. Litigation
Product Litigation
The Company is currently named as a defendant in 9 lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CEW was used (or present) by law enforcement officers in connection with arrests or during training exercises. While the facts vary from case to case, the product liability claims are typically based on an alleged product defect resulting in injury or death, usually involving a failure to warn, and the plaintiffs are seeking monetary damages. One recent lawsuit alleges fraud and misrepresentation and is seeking punitive damages in addition to compensatory damages. The information throughout this note is current through the date of these financial statements.
As a general rule, it is the Company’s policy not to settle suspect injury or death cases. Exceptions are sometimes made where the settlement is strategically beneficial to the Company. Also, on occasion, the Company’s insurance carrier has settled

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

such lawsuits over the Company’s objection where the risk is over the Company’s liability insurance deductibles. Due to the confidentiality of the Company's litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not identify or comment on which specific lawsuits have been settled or the amount of any settlement.
In 2009, the Company implemented new risk management strategies, including revisions to product warnings and training to better protect both the Company and its customers from litigation based on ‘failure to warn’ theories – which comprise the vast majority of the cases against the Company. These risk management strategies have been highly effective in reducing the rate and exposure from litigation post-2009. From the third quarter of 2011 through the date of these financial statements, product liability cases have been reduced from 55 active to 9 active cases.

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

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Derbyshire	Nov-09	Ontario, Canada Superior Court of Justice	Officer Injury	Discovery Phase
Thompson	Mar-10	11th Judicial Circuit Court, Miami-Dade County, FL	Suspect Injury During Arrest	Discovery Phase
Doan	Apr-10	The Queen's Bench Alberta, Red Deer Judicial Dist.	Wrongful Death	Discovery Phase
Shymko	Dec-10	The Queen's Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase
Ramsey	Jan-12	12th Judicial Circuit Court, Manatee County, FL	Wrongful Death	Discovery Phase
Firman	Apr-12	Ontario, Canada Superior Court of Justice	Wrongful Death	Pleading Phase
Schrock	Sep-14	San Bernardino County Superior Court, CA	Wrongful Death	Discover Phase - Trial scheduled July 2016
Llach	Sep-15	11th Judicial Circuit Court, Miami-Dade County, FL	Wrongful Death	Discovery Phase
Bennett	Sep-15	11th Judicial Circuit Court, Miami-Dade County, FL	Wrongful Death	Discovery Phase

There were 7 cases that were dismissed or judgment entered during the fourth quarter of 2015 and through the date of these financial statements. Cases that were dismissed or judgment entered in prior fiscal quarters are not included.

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Dismissed
Moore	Nov-14	St. Louis County Circuit Court, MO	Wrongful Death	Dismissed
Jones	Jan-15	Los Angeles County Superior Court, CA	Suspect Injury	Dismissed
McKelvey	Apr-15	US District Court, OR	Wrongful Death	Dismissed
Price	Jul-15	US District Court, OR	Wrongful Death	Dismissed
Mitchell	Apr-12	US District Court, ED MI	Wrongful Death	Company won appeal with three judge panel, Plaintiff's petition for full Court of Appeals review denied
Demery	Aug-15	US District Court, WD LA	Wrongful Death	Dismissed

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

Policy Year	Policy Start Date	Policy End Date	Insurance Coverage	Deductible Amount	Defense Costs Covered	Remaining Insurance Coverage	Active Cases and Cases on Appeal
2004	12/1/2003	12/1/2004	$2.0	$0.1	N	$2.0	n/a
2005	12/1/2004	12/1/2005	10.0	0.3	Y	7.0	n/a
2006	12/1/2005	12/1/2006	10.0	0.3	Y	3.7	n/a
2007	12/1/2006	12/1/2007	10.0	0.3	Y	8.0	n/a
2008	12/1/2007	12/15/2008	10.0	0.5	Y	—	n/a
2009	12/15/2008	12/15/2009	10.0	1.0	N	10.0	Derbyshire
2010	12/15/2009	12/15/2010	10.0	1.0	N	10.0	Thompson, Shymko, Doan
2011	12/15/2010	12/15/2011	10.0	1.0	N	10.0	n/a
Jan-Jun 2012	12/15/2011	6/25/2012	7.0	1.0	N	7.0	Ramsey, Firman
Jul-Dec 2012	6/25/2012	12/15/2012	12.0	1.0	N	12.0	n/a
2013	12/15/2012	12/15/2013	12.0	1.0	N	12.0	n/a
2014	12/15/2013	12/15/2014	11.0	4.0	N	11.0	Schrock
2015	12/15/2014	12/15/2015	10.0	5.0	N	10.0	Llach, Bennett
Other Litigation
In November, 2015 the Company filed a complaint against Phazzer Electronics Inc. and Sang Min International Co. Ltd. for patent infringement, trademark infringement and false advertising. This litigation is in the pleading phase.
In February 2016, the Company was served with a first amended complaint filed by Digital Ally in the Federal District Court for the District of Kansas alleging patent infringement, commercial bribery, contracts, combinations and conspiracies in restraint of trade and unfair or anti-competitive acts and practices. The first amended complaint seeks a judgment of infringement, monetary damages, a permanent injunction, punitive damages and attorneys’ fees and costs. The Company believes the first amended complaint is frivolous and the Company will vigorously defend this litigation. This litigation is in the pleading phase.
General
From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. After carefully assessing the claim, and assuming the Company determines that it is not at fault or it disagrees with the damages or relief demanded, the Company vigorously defends any lawsuit filed against the Company. In certain legal matters, the Company records a liability when losses are deemed probable and reasonably estimable. In evaluating matters for accrual and disclosure purposes, the Company takes into consideration factors such as its historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of prevailing, and the severity of any potential loss. The Company reevaluates and updates its accruals as matters progress over time.

Based on the Company's assessment of outstanding litigation and claims as of December 31, 2015, the Company has determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect its results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on the Company's operating results, financial condition or cash flows.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

d. Employment Agreements
The Company has employment agreements with certain key executives. The Company may terminate the agreements with or without cause. Should the Company terminate the agreements without cause, or upon a change of control of the Company or death or disability of the employee, the employee, or family of the employee, are entitled to additional compensation. Under these circumstances, these officers and employees would receive cash compensation amounts remaining under their contracts upon termination, which range from approximately $1.0 million to $2.0 million in the aggregate at December 31, 2015, depending on the nature of the termination event. In March 2015, the Company finalized its severance agreement with a former executive whose position was eliminated in 2014, and for which the Company had accrued approximately $0.5 million as of December 31, 2014.
e. Off-Balance Sheet Arrangements
Under certain circumstances, the Company uses letters of credit and surety bonds to guarantee its performance under various contracts, principally in connection with the installation and integration of its Axon cameras and related technologies. Certain of the Company's letters of credit contracts and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. The Company expects to fulfill all contractual performance obligations related to outstanding guarantees. At December 31, 2015, the Company had outstanding letters of credit of approximately $3.0 million. Of that amount, $2.7 million is expected to expire in May 2017 and $0.3 million is expected to expire in January 2017. Additionally, the Company had approximately $2.4 million of outstanding surety bonds at December 31, 2015, with $2.2 million expiring in July 2018 and the remaining $0.2 million expected to be released during the third quarter of 2016.
10. Income Taxes
Significant components of the Company’s deferred income tax assets and liabilities are as follows at December 31 (in thousands):

	2015	2014
Deferred income tax assets:
Net operating loss carryforward	$649	$343
Deferred revenue	6,762	4,141
Deferred compensation	1,252	423
Inventory reserve	956	508
Non-qualified and non-employee stock option expense	3,393	3,094
Capitalized research and development	3,348	4,847
Alternative minimum tax carryforward	—	1,081
Research and development tax credit carryforward	2,386	2,139
Reserves, accruals, and other	1,067	1,897
Total deferred income tax assets	19,813	18,473
Deferred income tax liabilities:
Depreciation	(2,228)	(1,674)
Amortization	(1,979)	(236)
Other	(187)	—
Total deferred income tax liabilities	(4,394)	(1,910)
Net deferred income tax assets before valuation allowance	15,419	16,563
Valuation allowance	(1,700)	(500)
Net deferred income tax assets	$13,719	$16,063

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). This standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The Company elected early adoption of ASU 2015-17 effective December 31, 2015, on a retrospective basis. Adoption of this ASU resulted in a reclassification of net current deferred tax assets

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to the net noncurrent deferred tax asset in the Consolidated Balance Sheet as of both December 31, 2015 and December 31, 2014. This accounting change had no impact on the Company's consolidated results of operations or comprehensive income.
For the years ended December 31, 2015, 2014 and 2013 the provision for income taxes includes $6.9 million, $8.0 million and $6.8 million, respectively, of tax expense resulting from stock-based compensation tax benefits that have been recorded as increases to additional paid-in capital on the consolidated statement of changes in stockholders’ equity.
The Company has $0.3 million of state net operating losses ("NOLs") which expire at various dates between 2016 and 2031. The Company also has Federal NOLs of $1.3 million which expire between 2031 and 2035, and are subject to limitation under IRC Section 382. The Company has $43,000 of federal research and development ("R&D") credits which expire in 2022 and 2023, and are also subject to limitation under IRC Section 382. The Company has $5.8 million of Arizona R&D credits carrying forward, which expire at various dates between 2018 and 2029, and California R&D credit carry forwards for financial reporting purposes of $0.1 million which do not expire. In the UK, the Company has $1.0 million of NOLs which do not expire.
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
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of December 31, 2015, the Company continues to demonstrate three-year cumulative pre-tax income in the U.S. federal and Arizona tax jurisdictions; however, the Arizona R&D Tax Credits start to expire in 2018 with a significant tranche with a gross value of $1.2 million expiring in 2019. Under the Company’s new structure, it appears that long term investments which impact short term profits will likely result in some of the R&D credits expiring before they are utilized. Therefore, management has concluded that it is more likely than not that a portion of the Company’s deferred tax assets will not be realized.
Significant components of the provision for income taxes are as follows for the years ended December 31 (in thousands):

	2015	2014	2013
Current:
Federal	$13,594	$7,793	$7,963
State	996	800	987
Total current	14,590	8,593	8,950
Deferred:
Federal	288	2,656	764
State	984	942	(143)
Foreign	(278)	—	—
Total deferred	994	3,598	621
Tax provision recorded as an increase in liability for unrecorded tax benefits	(156)	202	219
Provision for income taxes	$15,428	$12,393	$9,790

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the Company’s effective income tax rate to the federal statutory rate follows for the years ended December 31 (in thousands):

	2015	2014	2013
Federal income tax at the statutory rate	$12,347	$11,236	$9,812
State income taxes, net of federal benefit	1,061	1,433	1,283
Difference between statutory and foreign tax rates (i)	2,442	—	—
Permanent differences (ii)	(205)	98	(96)
Research and development	(1,050)	(452)	(386)
Return to provision adjustment	(67)	28	(361)
Change in liability for unrecognized tax benefits	(156)	202	219
Incentive stock option benefit	(144)	(616)	(538)
Change in valuation allowance	1,200	500	—
Other	—	(36)	(143)
Provision for income taxes	$15,428	$12,393	$9,790
Effective tax rate	43.6%	38.4%	34.9%

(i)
The difference between statutory and foreign tax rates of $2.4 million was largely driven by losses incurred in a newly formed foreign entity for which no tax benefit will be realized, partially reduced by a tax benefit for newly formed foreign entities for which the statutory tax rate is lower than the U.S. statutory tax rate.

(ii)	Permanent differences include certain expenses that are not deductible for tax purposes including lobbying fees as well as favorable items including the domestic production activities deduction
The Company has completed research and development tax credit studies which identified approximately $12.0 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2015 tax years. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $3.2 million as of December 31, 2015. In addition, management accrued approximately $0.2 million for estimated uncertain tax positions related to certain state income tax liabilities. Should the unrecognized tax benefit of $3.4 million be recognized, the Company’s effective tax rate would be favorably impacted.
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations. As of December 31, 2015 and 2014, respectively, the Company had accrued interest of $55,000 and $46,000.
The following table presents a roll forward of the Company's liability for unrecognized tax benefits, exclusive of accrued interest, as of December 31 (in thousands):

	2015	2014	2013
Balance, beginning of period	$3,325	$3,110	$2,903
(Decrease) increase in previous year tax positions	(389)	—	57
Increase in current year tax positions	270	121	144
Decrease due to lapse of statute of limitations	(14)	—	—
Increase related to adjustment of previous estimates of activity	204	94	6
Balance, end of period	$3,396	$3,325	$3,110

Federal income tax returns for 2004 through 2015 remain open to examination by the U.S. Internal Revenue Service (the “IRS”), while state and local income tax returns for 2004 through 2015 also remain open to examination by state taxing authorities. The 2004 through 2009 income tax returns are only open to the extent that net operating loss or other tax attributes carrying forward from those years were utilized in 2011 through 2015. The foreign tax returns for 2012 through 2015 also remain open to examination. During 2015 the IRS completed its examination of the Company's 2012 tax year. The Company has not been notified by any major state tax jurisdictions that it will be subject to examination.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside of the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company's specific plans for reinvestment of those subsidiary earnings. It is not practicable to estimate the amount of the deferred tax liability, if any, related to investments in those foreign subsidiaries. If the Company decides to repatriate the foreign earnings, it would need to adjust its income tax provision in the period it determined that the earnings will no longer be indefinitely invested outside the United States.
11. Line of Credit
The Company has a $10.0 million revolving line of credit with a domestic bank. At December 31, 2015 and 2014, there were no borrowings under the line. As of December 31, 2015, the Company had letters of credit outstanding of $3.0 million under the facility and available borrowing of $7.0 million. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates (currently LIBOR plus 1.5% or Prime less 0.75%). The line of credit matures on July 31, 2017, and requires monthly payments of interest only. The Company’s agreement with the bank requires it to comply with certain financial and other covenants including maintenance of a minimum leverage ratio and fixed charge coverage ratio. The leverage ratio (ratio of total liabilities to tangible net worth) can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At December 31, 2015, the Company’s tangible net worth ratio was 0.52:1 and its fixed charge coverage ratio was 2.41:1. Accordingly, the Company was in compliance with these covenants.
12. Stockholders’ Equity
a. Common Stock and Preferred Stock
The Company has authorized the issuance of two classes of stock designated as “common stock” and “preferred stock,” each having a par value of $0.00001 per share. The Company is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
b. Stock Repurchase
In May 2014, the Company's Board of Directors authorized a stock repurchase program to acquire up to $30.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. Under this program, which was completed in the third quarter of 2015, the Company purchased approximately 2.0 million common shares for a total cost of approximately $30.0 million, or a weighted average cost, including commissions of $14.85 per share. As of December 31, 2015, no amounts remain available under the plan for future purchases.
In February 2013, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $25.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. Under this program, which was completed in the second quarter of 2013, the Company purchased approximately 3.0 million common shares for a total cost of approximately $25.0 million, or a weighted average cost, including commissions, of $8.20 per share.
c. Stock-based Compensation Plans
The Company has historically utilized stock-based compensation, consisting of restricted stock units (“RSUs”) and stock options, for key employees and non-employee directors as a means of attracting and retaining quality personnel. Service-based grants generally have a vesting period of 3 to 5 years and a contractual maturity of ten years. Performance-based grants generally have vesting periods ranging from 1 to 5 years and a contractual maturity of ten years.

On February 25, 2013, the Company’s Board of Directors approved the 2013 Stock Incentive Plan (the “2013 Plan") which was subsequently approved by stockholders at the Annual Meeting of Stockholders on May 23, 2013. Under the 2013 Plan, the Company reserved for future grants: (i) 1.6 million shares of common stock, plus (ii) the number of shares of common stock that were authorized but unissued under the Company’s 2009 Stock Incentive Plan (the “2009 Plan”) as of the effective date of the 2013 Plan, and (iii) the number of shares of stock that have been granted under the 2009 Plan that either terminate, expire or lapse for any reason after the effective date of the 2013 Plan. As of December 31, 2015, approximately 1.3 million shares remain available for future grants. Shares issued upon exercise of stock awards from these plans have historically been issued from the Company’s authorized unissued shares.

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
e. Restricted Stock Units
The following table summarizes RSU activity for the years ended December 31:

	2015		2014		2013
	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value
Units outstanding, beginning of year	1,226,088	$13.23	1,279,123	$9.67	582,212	$5.42
Granted	515,633	26.18	554,328	16.98	1,054,293	10.72
Released	(487,951)	11.82	(432,706)	7.61	(257,693)	5.44
Forfeited	(114,493)	16.72	(174,657)	13.08	(99,689)	6.86
Units outstanding, end of year	1,139,277	19.30	1,226,088	13.23	1,279,123	9.67
Aggregate intrinsic value at year end (in thousands)	$19,698
Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the period, which was $17.29 per share at December 31, 2015, multiplied by the number of restricted stock units. The fair value as of the respective vesting dates of RSUs that vested during the year ended December 31, 2015 was $12.2 million. Certain RSUs that vested in 2015 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld during 2015 were 54,182 and had a value of approximately $1.4 million on their respective vesting dates as determined by the Company’s closing stock price. Payments for the employees’ tax obligations are reflected as a financing activity within the statement of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the amount of shares that would have otherwise been issued as a result of the vesting.
In 2015, 2014 and 2013, the Company granted approximately 49,000, 140,000 and 270,000 performance-based RSUs, respectively (included in the table above). Certain of the performance-based RSUs outstanding as of December 31, 2015 can vest with a range of shares earned being between 0% and 200% of the targeted shares granted, depending on the final achievement of pre-determined performance criteria achieved as of the measurement date. As of December 31, 2015, the performance criteria has been met for none of the 0.1 million performance-based RSUs outstanding. The Company recognized $1.5 million, $1.0 million and $1.4 million of compensation expense related to performance-based RSUs during the years ended December 2015, 2014 and 2013, respectively.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

f. Stock Option Activity
The following table summarizes stock option activity for the years ended December 31:

	2015		2014		2013
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	1,641,083	$5.26	3,365,692	$6.15	6,321,076	$6.05
Granted	—	—	—	—	—	—
Exercised	(525,180)	4.95	(1,644,146)	6.69	(2,671,058)	5.75
Expired / terminated	(13,158)	7.27	(80,463)	16.59	(284,326)	7.83
Options outstanding, end of year	1,102,745	5.37	1,641,083	5.26	3,365,692	6.15
Options exercisable, end of year	1,072,145	5.39	1,605,789	5.27	3,217,146	6.22
Options expected to vest, end of year	25,000	4.75
No stock options were granted in 2015, 2014 or 2013. Total intrinsic value of options exercised was $13.6 million, $20.2 million and $15.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The intrinsic value for options exercised was calculated as the difference between the exercise price of the underlying stock option awards and the market price of the Company’s common stock on the date of exercise.
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable	Weighted Average Price	Weighted Average Remaining Contractual Life (Years)
$4.00 - $5.00	783,598	$4.64	3.73	752,998	$4.63	3.76
$5.01 - $7.00	137,936	5.58	2.95	137,936	5.58	2.95
$7.01 - $10.00	113,322	7.24	2.20	113,322	7.24	2.20
$10.01 - $16.23	67,889	10.30	1.40	67,889	10.30	1.40
$4.00 - $16.23	1,102,745	5.37	3.33	1,072,145	5.39	3.34
The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2015, was $13.1 million and $12.8 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock of $17.29 on December 31, 2015.
At December 31, 2015, the Company had 30,600 unvested options outstanding with a weighted average exercise price of $4.75 per share, weighted average grant-date fair value of $2.58 per share and weighted average remaining contractual life of 3.0 years. The aggregate intrinsic value of unvested options at December 31, 2015 was $0.4 million.
The Company granted approximately 1.0 million performance-based stock options (included in the table above) from 2008 through 2011. As of December 31, 2015, approximately 0.2 million performance-based stock options are outstanding, of which approximately 30,600 are unvested and 25,000 are expected to vest. The aggregate grant-date fair value of the 0.2 million performance-based stock options vested and expected to vest as of December 31, 2015 was approximately $0.6 million. During 2015, the Company determined that 25,000 performance-based stock options that were previously not expected to vest were now expected to vest, and the Company recorded approximately $0.1 million of expense related to these options during the year ended December 31, 2015. The Company recognized no stock-based compensation expense related to performance-based stock options during the year ended December 31, 2014 and approximately $0.1 million during the year ended December 31, 2013.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

g. Stock-based Compensation Expense
The Company accounts for stock-based compensation using the fair-value method. Reported stock-based compensation was classified as follows for the years ended December 31 (in thousands):

	2015	2014	2013
Cost of products sold and services delivered	$402	$204	$175
Sales, general and administrative expenses	4,285	3,555	3,158
Research and development expenses	2,576	1,820	1,007
Total stock-based compensation	$7,263	$5,579	$4,340
Total stock-based compensation expense recognized in the statements of operations for the years ended December 31, 2015, 2014 and 2013 includes $0.1 million, $28,000 and $0.1 million, respectively, related to ISOs for which no tax benefit is recognized. The Company recorded a tax benefit in 2015, 2014, and 2013 of $0.2 million, $0.7 million, and $0.6 million, respectively, to offset taxes payable related to the non-qualified disposition of ISOs exercised and sold. For the years ended December 31, 2015, 2014 and 2013 the provision for income taxes included $6.9 million, $8.0 million and $6.8 million, respectively, of tax expense resulting from the fact that stock-based compensation tax benefits have been recorded as increases to additional paid-in capital on the consolidated statements of changes in stockholders' equity. The total future tax benefits related to non-qualified and restricted stock units was $3.4 million and $3.1 million as of December 31, 2015 and 2014, respectively.
As of December 31, 2015, there was $16.8 million in unrecognized compensation costs related to RSUs under the Company's stock plans. The Company expects to recognize the cost related to the RSUs over a weighted average period of 2.65 years.
13. Related Party Transactions

The Company engages Mark Kroll, a member of the Board of Directors, to provide consulting services. The expenses related to these services were $0.2 million for each of the years ended December 31, 2015, 2014 and 2013. At December 31, 2015 and 2014, the Company had accrued liabilities of approximately $31,000 and $8,000, respectively, related to these services.

The Company subscribes to a mobile collaboration software suite co-founded and managed by Bret Taylor, a member of the Board of Directors. The Company licenses the software for approximately $80,000 per year. As of December 31, 2015 and 2014 the Company had prepaid subscription costs of approximately $36,000 and $20,000, respectively.
In connection with the acquisition of Tactical Safety Responses Limited (Note 15), the Company assumed two long-term non-cancellable operating leases for business premises with the former owners who are now employees of the Company. The leases have an average remaining contractual term 11.3 years and require aggregate annual rental payments of approximately $45,000.
14. Employee Benefit Plans
The Company has a defined contribution profit sharing 401(k) plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation. Contributions to the plans are made by both the employee and the Company. Company contributions are based on the level of employee contributions and are immediately vested. The Company’s matching contributions to the plan for the years ended December 31, 2015, 2014 and 2013, were approximately $1.2 million, $0.9 million and $0.7 million, respectively.
The Company also has a non-qualified deferred compensation plan for certain executives, key employees and non-employee directors through which participants may elect to postpone the receipt and taxation of a portion of their compensation, including stock-based compensation, received from the Company. The non-qualified deferred compensation plan allows eligible participants to defer up to 80% of their base salary and up to 100% of other types of compensation. The plan also allows for (i) matching and discretionary employer contributions and (ii) the deferral of vested RSU awards. Employee deferrals are deemed 100% vested upon contribution. Distributions from the plan are made upon retirement, death, separation of service, specified date or upon the occurrence of an unforeseeable emergency. Distributions can be paid in a variety of forms from lump sum to installments over a period of years. Participants in the plan are entitled to select from a wide variety of investments available under the plan and are

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

allocated gains or losses based upon the performance of the investments selected by the participant. All gains or losses are allocated fully to plan participants and the Company does not guarantee a rate of return on deferred balances. Assets related to this plan consist of corporate-owned life insurance contracts and are included in other assets in the consolidated balance sheets. Participants have no rights or claims with respect to any plan assets and any such assets are subject to the claims of the Company’s general creditors. Subsequent to December 31, 2015, the Company made contributions to the non-qualified deferred compensation plan related to the year ended December 31, 2015, of approximately $40,000. Future matching or profit sharing contributions to the plans are at the Company’s sole discretion.
15. Business Acquisitions
MediaSolv Solutions Corporation
On May 5, 2015, the Company acquired all of the outstanding capital stock of MediaSolv Solutions Corporation, a Delaware corporation for a total purchase price of $8.8 million, net of $0.1 million of cash acquired. MediaSolv primarily provides solutions for interview room video, closed-circuit television ("CCTV") and on-premise digital evidence management. These products will connect with the Company's Axon on-officer cameras and, in some cases, its Evidence.com cloud platform, further enabling law enforcement to unify existing silos of digital media and evidence into a seamless workflow from capture to the courtroom. The Company believes the acquisition will also allow the Company to leverage MediaSolv’s existing network and relationships to further strengthen the Company's position in the market.
The purchase price consisted primarily of cash, net of cash acquired and working capital adjustments, of $7.8 million and contingent consideration of $1.0 million representing potential earn-outs to former stockholders based on predetermined future financial metrics. The Company also agreed to additional earn-out provisions and compensation adjustments totaling approximately $4.0 million based, in part, on predefined future financial metrics. The additional earn-outs were not included as part of the purchase price and will be expensed as compensation in the period earned. The fair value of the contingent consideration liability was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included primarily probability assessments related to the attainment of new customers during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation. Subsequent to the date of acquisition, there was no significant change in the estimated fair value of the liability.
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
The major classes of assets and liabilities to which the Company has allocated the purchase price, on a preliminary basis, are as follows (in thousands):

Accounts receivable and other current assets	$590
Inventory	35
Property and equipment	53
Intangible assets	4,145
Goodwill	5,849
Accounts payable and accrued liabilities	(697)
Deferred revenue	(111)
Deferred income tax liabilities, net	(1,041)
Total purchase price	$8,823
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Tactical Safety Responses Limited
On July 16, 2015, TASER International B.V., a wholly owned subsidiary of the Company, acquired all of the outstanding capital stock of Tactical Safety Responses Limited ("TSR"), a United Kingdom ("UK") corporation. TSR is the Company's licensed distributor of TASER CEWs and Axon cameras and related accessories in the UK. The acquisition is intended to help expand the Company's growth across the UK by growing its in-country sales and support team. The total purchase was $3.3 million consisting of $4.0 million cash at close, net of $0.7 million of cash acquired. The Company also agreed to additional amounts in the form of earn-outs, subject to the achievement of predefined performance metrics. The earn-outs were not included as part of the purchase price and will be expensed as compensation in the period earned. The acquired entity will operate under the name Axon Public Safety UK.
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
The major classes of assets and liabilities to which the Company has allocated the purchase price, on a preliminary basis, are as follows (in thousands):

Accounts receivable	$726
Inventory	497
Property and equipment	583
Other Assets	20
Intangible assets	881
Goodwill	1,608
Accounts payable and accrued liabilities	(207)
Notes payable	(169)
Income tax liabilities	(605)
Total purchase price	$3,334
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

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Segment Data
The Company’s operations are comprised of two reportable segments: the sale of CEWs, accessories and other products and services (the “TASER Weapons” segment); and the video business, which includes the TASER Cam, Axon video products and Evidence.com and MediaSolv (the “Axon” segment). The Company includes only revenues and costs attributable to the Axon segment in that segment. Included in Axon segment costs are: costs of sales for both products and services, overhead allocation based on direct labor, selling expense for the video sales team, video product management expenses, video trade shows and related expenses, and research and development for products included in the Axon segment. All other costs are included in the TASER Weapons segment. The chief operating decision maker does not review assets by segment as part of the financial information provided; therefore, only limited asset information is provided in the following tables.
Information relative to the Company’s reportable segments is as follows (in thousands):

	For the year ended December 31, 2015
	TASER Weapons	Axon	Total
Product sales	$162,375	$22,855	$185,230
Service revenue	—	12,662	12,662
Net sales	162,375	35,517	197,892
Cost of products sold	48,821	16,201	65,022
Cost of services delivered	—	4,223	4,223
Gross margin	113,554	15,093	128,647
Sales, general and administrative	47,640	22,058	69,698
Research and development	4,470	19,144	23,614
Income (loss) from operations	$61,444	$(26,109)	$35,335
Purchase of property and equipment	$4,159	$1,844	$6,003
Purchase of intangible assets	277	224	501
Purchase of property and equipment and intangible assets in connection with business acquisitions (a)	1,536	11,583	13,119
Depreciation and amortization	2,311	980	3,291
(a) Total goodwill recorded in connection with business acquisitions during the year ended December 31, 2015 was $7.5 million. Of this amount, $0.8 million was assigned to the TASER Weapons segment and $6.7 million was assigned to the Axon segment.

	For the year ended December 31, 2014
	TASER Weapons	Axon	Total
Product sales	$145,613	$14,700	$160,313
Service revenue	—	4,212	4,212
Net sales	145,613	18,912	164,525
Cost of products sold	47,680	13,233	60,913
Cost of services delivered	—	2,064	2,064
Gross margin	97,933	3,615	101,548
Sales, general and administrative	42,989	11,169	54,158
Research and development	3,872	11,013	14,885
Litigation judgment	—	—	—
Income (loss) from operations	$51,072	$(18,567)	$32,505
Purchase of property and equipment	$2,233	$272	$2,505
Purchase of intangible assets	180	3	183
Depreciation and amortization	3,936	381	4,317

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the year ended December 31, 2013
	TASER Weapons	Axon	Total
Product sales	$127,474	$8,649	$136,123
Service revenue	—	1,708	1,708
Net sales	127,474	10,357	137,831
Cost of products sold	44,025	6,074	50,099
Cost of services delivered	—	1,889	1,889
Gross margin	83,449	2,394	85,843
Sales, general and administrative	40,174	6,383	46,557
Research and development	4,311	5,577	9,888
Litigation recovery	1,450	—	1,450
Income (loss) from operations	$37,514	$(9,566)	$27,948
Purchase of property and equipment	$1,324	$459	$1,783
Purchase of intangible assets	307	16	323
Depreciation and amortization	4,011	1,120	5,131
17. Selected Quarterly Financial Data (unaudited)
Selected quarterly financial data for years ended December 31, 2015 and 2014 follows (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Net sales	$44,762	$46,713	$50,376	$56,041
Gross margin	29,868	30,723	31,068	36,988
Net income	7,205	6,103	1,521	5,104
Earnings per share (1):
Basic	$0.14	$0.11	$0.03	$0.10
Diluted	$0.13	$0.11	$0.03	$0.09

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Net sales	$36,185	$37,175	$44,349	$46,816
Gross margin	22,208	23,214	28,713	27,413
Net income	3,391	3,883	7,558	5,086
Earnings per share (1):
Basic	$0.06	$0.07	$0.14	$0.10
Diluted	$0.06	$0.07	$0.14	$0.09

(1) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

TASER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. Supplemental Disclosure to Cash Flows
Supplemental non-cash and other cash flow information are as follows for the years ended December 31 (in thousands):

	2015	2014	2013
Cash paid for income taxes, net of refunds	$6,759	$386	$3,625
Non-cash transactions:
Stock issued for business acquisition	$—	$—	$1,578
Property and equipment purchases in accounts payable	315	270	279

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
TASER International, Inc.

We have audited the accompanying consolidated balance sheets of TASER International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TASER International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Phoenix, Arizona
March 3, 2016

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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we evaluated under the supervision of our CEO and our CFO, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our CEO and our CFO have concluded that as of December 31, 2015 our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.
Management Report On Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Grant Thornton LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2015, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
TASER International, Inc.

We have audited the internal control over financial reporting of TASER International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 3, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Phoenix, Arizona
March 3, 2016

Item 9B. Other Information
None.
PART III

Item 10.     Directors, Executive Officers and Corporate Governance
The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2015.

Item 11.     Executive Compensation
The information required to be disclosed by this item is incorporated herein by reference to our 2016 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
A description of our equity compensation plans approved by our stockholders is included in Note 12 (c) to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The following table provides details of our equity compensation plans at December 31, 2015:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (1)	Number of Securities Remaining Available Under Equity Compensation Plans for Future Issuance (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,242,022	$5.37	1,301,152
Equity compensation plans not approved by security holders	—		—
Total	2,242,022	$—	1,301,152

(1)
The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of restricted stock units which have no exercise price.

All other information required to be disclosed by this item is incorporated herein by reference to our 2016 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required to be disclosed by this item is incorporated herein by reference to our 2016 Proxy Statement.

Item 14. Principal Accounting Fees and Services
The information required to be disclosed by this item is incorporated herein by reference to our 2016 Proxy Statement.

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
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2015	$251	$86	$—	$(15)	$322
Year ended December 31, 2014	200	142	—	(91)	251
Year ended December 31, 2013	200	24	—	(24)	200
Warranty reserve:
Year ended December 31, 2015	$675	$(62)	$—	$(299)	$314
Year ended December 31, 2014	955	396	—	(676)	675
Year ended December 31, 2013	484	1,001	—	(530)	955

3. Exhibits:

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))
3.2**	Bylaws, as amended, effective January 17, 2016
3.3	Certificate of Amendment to Certificate of Incorporation dated September 1, 2004 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-KSB, filed March 31, 2005)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))
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

10.4*	2001 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))
10.5*	Executive Employment Agreement with Douglas E. Klint, dated December 15, 2002 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-KSB, filed March 14, 2003)
10.6*	Executive Employment Agreement with Daniel Behrendt, dated April 28, 2004 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-KSB, filed March 31, 2005)
10.7*	2004 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.8*	2004 Outside Director Stock Option Plan, as amended (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.9*	2009 Stock Incentive Plan. (incorporated by reference to Appendix A to 2009 Proxy Statement, filed April 15, 2009)
10.10*	Executive Employment Agreement with Jeff Kukowski, dated August 9, 2010 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K, filed March 8, 2013)
10.11*	2013 Stock Incentive Plan (incorporated by reference to Appendix of 2013 Proxy Statement, filed on April 3, 2013)
10.12*	TASER International, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on July 12, 2013)
10.13	Amended and Restated Credit Agreement dated August 18, 2014 between the Company and JP Morgan Chase Bank, NA (incorporated by reference to Exhibit 10.13 to Form 10-K, filed on March 11, 2015)
10.14	Note Modification Agreement dated as of July 29, 2015, between the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on November 6, 2015)
21.1**	List of Subsidiaries
23.1**	Consent of Grant Thornton, LLP, independent registered public accounting firm
24.1**	Powers of attorney (see signature page)
31.1**	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2**	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1***	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	SBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*    Management contract or compensatory plan or arrangement
**    Filed herewith
***    Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.

Date:	March 3, 2016
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer, Director
(Principal Executive Officer)

Date:	March 3, 2016	By:	/s/ DANIEL M. BEHRENDT
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

Signature	Title	Date

/s/ HADI PARTOVI	Director	March 3, 2016
Hadi Partovi

/s/ JUDY MARTZ	Director	March 3, 2016
Judy Martz

/s/ MARK W. KROLL	Director	March 3, 2016
Mark W. Kroll

/s/ MICHAEL GARNREITER	Director	March 3, 2016
Michael Garnreiter

/s/ JOHN S. CALDWELL	Director	March 3, 2016
John S. Caldwell

/s/ RICHARD H. CARMONA	Director	March 3, 2016
Richard H. Carmona

/s/ BRET S. TAYLOR	Director	March 3, 2016
Bret S. Taylor