Form 10-Q
period 2016-03-31
TASER INTERNATIONAL INC
filed 2016-05-10
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of April 29, 2016 was 52,590,850.

TASER INTERNATIONAL, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TASER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,365	$59,526
Short-term investments	50,689	50,254
Accounts and notes receivable, net of allowance of $532 and $322 as of March 31, 2016 and December 31, 2015, respectively	29,810	27,701
Inventory, net	20,214	15,763
Prepaid expenses and other current assets	10,338	8,165
Total current assets	164,416	161,409
Property and equipment, net of accumulated depreciation of $36,616 and $36,020 as of March 31, 2016 and December 31, 2015, respectively	22,177	21,848
Deferred income tax assets, net	14,857	13,719
Intangible assets, net	7,431	7,588
Goodwill	9,179	9,596
Long-term investments	10,009	8,525
Other assets	9,039	7,196
Total assets	$237,108	$229,881
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,486	$7,333
Accrued liabilities	12,626	8,643
Current portion of deferred revenue	23,948	20,851
Customer deposits	2,268	1,226
Current portion of notes payable and capital lease payable	75	87
Total current liabilities	48,403	38,140
Deferred revenue, net of current portion	31,496	30,190
Liability for unrecognized tax benefits	1,411	1,315
Long-term deferred compensation	2,508	2,199
Long-term business acquisition contingent consideration	—	952
Long-term portion of notes payable and capital lease payable	64	81
Total liabilities	83,882	72,877
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 53,356,116 and 53,692,192 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	179,630	178,143
Treasury stock at cost, 18,907,498 and 18,432,158 shares as of March 31, 2016 and December 31, 2015, respectively	(131,163)	(122,201)
Retained earnings	104,441	100,978
Accumulated other comprehensive income	317	83
Total stockholders’ equity	153,226	157,004
Total liabilities and stockholders’ equity	$237,108	$229,881
The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Net sales	$55,530	$44,762
Cost of products sold and services delivered	18,628	14,894
Gross margin	36,902	29,868
Operating expenses:
Sales, general and administrative	24,833	14,565
Research and development	6,927	4,558
Total operating expenses	31,760	19,123
Income from operations	5,142	10,745
Interest income and other income (expense), net	118	(65)
Income before provision for income taxes	5,260	10,680
Provision for income taxes	1,797	3,475
Net income	$3,463	$7,205
Net income per common and common equivalent shares:
Basic	$0.06	$0.14
Diluted	$0.06	$0.13
Weighted average number of common and common equivalent shares outstanding:
Basic	53,693	53,167
Diluted	54,498	54,513

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$3,463	$7,205
Foreign currency translation adjustments	234	89
Comprehensive income	$3,697	$7,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$3,463	$7,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	901	617
Purchase accounting adjustments to goodwill	372	—
Gain on disposal of property and equipment, net	(23)	—
Loss on disposal of intangible assets	—	139
Bond premium amortization	375	379
Stock-based compensation	2,220	1,544
Deferred income taxes	(721)	(471)
Unrecognized tax benefits	96	174
Tax shortfall (benefit) from stock-based compensation	21	(1,679)
Change in assets and liabilities:
Accounts and notes receivable	(2,195)	9,713
Inventory	(4,327)	(4,303)
Prepaid expenses and other assets	(4,070)	(1,399)
Accounts payable, accrued and other liabilities	5,560	47
Deferred revenue	4,380	1,383
Customer deposits	1,041	(341)
Net cash provided by operating activities	7,093	13,008
Cash flows from investing activities:
Purchases of investments	(20,328)	(26,863)
Proceeds from call / maturity of investments	18,033	10,629
Purchases of property and equipment	(1,280)	(424)
Proceeds from disposal of property and equipment	36	—
Purchases of intangible assets	(98)	(50)
Net cash used in investing activities	(3,637)	(16,708)
Cash flows from financing activities:
Repurchase of common stock	(8,962)	—
Proceeds from options exercised	30	605
Payroll tax payments for net-settled stock awards	(744)	(194)
Payments on capital lease obligation	(10)	(9)
Payments on notes payable	(15)	—
Tax (shortfall) benefit from stock-based compensation	(21)	1,679
Net cash (used in) provided by financing activities	(9,722)	2,081
Effect of exchange rate changes on cash and cash equivalents	105	100
Net decrease in cash and cash equivalents	(6,161)	(1,519)
Cash and cash equivalents, beginning of period	59,526	48,367
Cash and cash equivalents, end of period	$53,365	$46,848

Supplemental disclosure:
Cash paid for income taxes, net of refunds	$3,533	$209
Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$54	$42
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
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, including TASER International Europe SE (“TASER Europe”), TASER International B.V., Axon Public Safety Canada and MediaSolv Solutions Corporation ("MediaSolv"). All material intercompany accounts, transactions, and profits have been eliminated.
a. Basis of Presentation and Use of Estimates
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended December 31, 2015, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Form 10-K for the year ended December 31, 2015. The results of operations for the three and three months ended March 31, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

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

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

c. Geographic Information and Major Customers

For the three months ended March 31, 2016 and 2015, net sales by geographic area were as follows (in thousands):

	Three Months Ended March 31,
	2016		2015
United States	$42,468	76.5%	$35,501	79.3%
Other Countries	13,062	23.5	9,261	20.7
Total	$55,530	100.0%	$44,762	100.0%

Sales to customers outside of the U.S. are typically denominated in U.S. dollars, and are attributed to each country based on the shipping address of the distributor or customer. For the three months ended March 31, 2016, one individual country outside the U.S. represented 10.9% of net sales. For the three months ended March 31, 2015, no individual country outside the U.S. represented more than 10% of net sales. Sales in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of the Company's customers.
For the three months ended March 31, 2016, one customer represented 10.9% of total net sales. For the three months ended March 31, 2015, no customers represented more than 10% of net sales. At March 31, 2016 there was one outstanding customer balance from unaffiliated customer that comprised 20.2% of the aggregate accounts receivable balance. At December 31, 2015, the Company had a trade receivable from one unaffiliated customer comprising 12.5% of the aggregate accounts receivable balance.
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

	Three Months Ended March 31,
	2016	2015
Numerator for basic and diluted earnings per share:
Net income	$3,463	$7,205
Denominator:
Weighted average shares outstanding - basic	53,693	53,167
Dilutive effect of stock-based awards	805	1,346
Diluted weighted average shares outstanding	54,498	54,513
Anti-dilutive stock-based awards excluded	525	362
Net income per common share:
Basic	$0.06	$0.14
Diluted	$0.06	$0.13
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
In 2012, the Company introduced a program, the TASER Assurance Program (“TAP”) whereby a customer purchasing a product and joining the program will have the right to trade-in the original product for a new product of the same or like model in the future. Upon joining TAP, customers also receive an extended warranty for the initial products purchased and spare inventory. Under this program the customer generally pays additional annual installments over the contract period, generally three to five years. The Company records consideration received related to the future product purchase as deferred revenue until all revenue recognition criteria are met, which is generally at the end of the contract period when the new product is delivered. Consideration related to future product purchases is determined at the inception of the arrangement using management’s best estimate of selling price. Management’s estimate is principally based on the current selling price for such products, with due evaluation of the impact of any expected product and pricing changes, which have historically had an immaterial influence on management’s best estimate of selling price.

In 2015, The Company introduced the Officer Safety Plan (“OSP”) whereby a customer enters into a five year Evidence.com subscription that includes all of its standard advanced features along with unlimited storage. The OSP also includes a service plan that includes upgrades of (i) the Axon devices every 2.5 years and (ii) a TASER CEW at any point within the contract period. Upon entering into the OSP, customers also receive extended warranties on the Axon and CEW devices upon delivery over the contract periods as well as spare inventory units. Under this program the customer generally makes an initial purchase of Axon cameras and related accessories, and CEW at inception along with annual installments for services and future hardware deliverables over the contract period. The Company records consideration received related to the future purchase as deferred revenue until all revenue recognition criteria are met, which is generally when the products or services are delivered.
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
f. Standard Warranties
The Company warranties its CEWs, Axon cameras and certain related accessories from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for the standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. Future warranty costs are estimated based on historical data related to returns and warranty costs on a quarterly basis and this rate is applied to current product sales. Historically, reserve amounts have been increased if management becomes aware of a component failure or other issue that could result in larger than anticipated returns from customers. The accrued warranty liability expense is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred. The reserve for warranty returns is included in accrued liabilities on the accompanying condensed consolidated balance sheets.
Changes in the Company’s estimated product warranty liabilities are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$314	$675
Utilization of accrual	(26)	(118)
Warranty expense	161	(34)
Balance, end of period	$449	$523
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

The Company has cash equivalents and investments, which at March 31, 2016 and December 31, 2015 were comprised of money market funds, state and municipal obligations, corporate bonds, and certificates of deposits. See additional disclosure regarding the fair value of the Company’s cash equivalents and investments in Note 2. Included in the balance of other assets as of March 31, 2016 and December 31, 2015 was $2.5 million and $2.2 million, respectively, related to corporate-owned life insurance policies which are used to fund the Company’s deferred compensation plan. The Company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.

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
h. Valuation of Goodwill, Intangibles and Long-lived Assets

Management evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. Such circumstances could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way products are branded and marketed. In performing the review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. The Company recorded losses on disposal of intangible assets of $0.1 million during the three months ended March 31, 2015. No such losses were recorded during the three months ended March 31, 2016.
i. Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company anticipates it will apply the guidance retrospectively to each prior period reported, and is evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330). The amendments require that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within that fiscal year. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this guidance to have any impact on its financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within that period) using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation – Stock Compensation.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within that fiscal year and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.
j. Out-of-Period Adjustments

During the preparation of the condensed consolidated financial statements for the quarter ended March 31, 2016, the Company identified certain transactions that were recorded in the first quarter of fiscal 2016 that should have been recorded in the fourth quarter of 2015. The transactions would have resulted in a reduction in income from operations for the year and

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

quarter ended December 31, 2015 of $0.7 million. Of the $0.7 million, $0.4 million was for variable selling costs related to certain international sales contracts that were recorded and earned during the fourth quarter, $0.2 million related to a correction of the calculation related to bonus expense that should have been recorded during fiscal 2015, and the remainder was primarily attributable to operating expenses that were incurred but not accrued for as of December 31, 2015.
The Company performed various quantitative and qualitative analyses and determined that these errors were not material to the results reported for the year and quarter ended December 31, 2015. The Company also determined that recording these entries as an out-of-period adjustment during the first quarter of 2016 is not expected to be material to the projected results for the full year ended December 31, 2016.
2. Cash, Cash Equivalents and Investments
The following tables summarize the Company's cash, cash equivalents, and held-to-maturity investments at March 31, 2016 and December 31, 2015 (in thousands):

	As of March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$51,485	$—	$—	$51,485	$51,485	$—	$—

Level 1:
Money market funds	1,880	—	—	1,880	1,880	—	—
Corporate bonds	36,878	7	(28)	36,857	—	29,619	7,259
Subtotal	38,758	7	(28)	38,737	1,880	29,619	7,259

Level 2:
State and municipal obligations	20,465	11	(2)	20,474	—	18,060	2,405
Certificates of deposit	3,355	—	—	3,355	—	3,010	345
Subtotal	23,820	11	(2)	23,829	—	21,070	2,750
Total	$114,063	$18	$(30)	$114,051	$53,365	$50,689	$10,009

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$57,137	$—	$—	$57,137	$57,137	$—	$—

Level 1:
Money market funds	2,389	—	—	2,389	2,389	—	—
Corporate bonds	36,406	—	(70)	36,336	—	35,677	729
Subtotal	38,795	—	(70)	38,725	2,389	35,677	729

Level 2:
State and municipal obligations	19,002	11	(9)	19,004	—	12,000	7,002
Certificates of deposit	3,371	—	—	3,371	—	2,577	794
Subtotal	22,373	11	(9)	22,375	—	14,577	7,796
Total	$118,305	$11	$(79)	$118,237	$59,526	$50,254	$8,525

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company believes the unrealized losses on the Company’s investments are due to interest rate fluctuations. As these investments are either short-term in nature, are expected to be redeemed at par value, and/or because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2016.
The following table summarizes the amortized cost and fair value of the short-term and long-term investments held by the Company at March 31, 2016 by contractual maturity (in thousands):

	Amortized Cost	Fair Value
Due in less than one year	$50,689	$50,675
Due after one year, through two years	10,009	10,011
Due after two years	—	—
Total short-term and long-term investments	$60,698	$60,686
3. Inventory
Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials which approximates the first-in, first-out (“FIFO”) method and includes allocations of manufacturing labor and overhead. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventories consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	2016	2015
Raw materials	$9,903	$8,748
Work-in-process	74	105
Finished goods	10,237	6,910
Total inventory	$20,214	$15,763

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2016 were as follows (in thousands):

Balance, beginning of period	$9,596
Purchase accounting adjustments (a)	(372)
Foreign currency translation adjustment	(45)
Balance, end of period	$9,179

(a) Purchase accounting adjustments related to deferred tax liabilities associated with finalization of the short-period tax returns for MediaSolv. There was no impact to the condensed consolidated statements of operations for these adjustments as a result of the adoption of ASU 2015-16, which was effective for the Company on January 1, 2016.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible assets (other than goodwill) consisted of the following (in thousands):

		March 31, 2016			December 31, 2015
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Domain names	5 years	$125	$(120)	$5	$125	$(120)	$5
Issued patents	4-15 years	1,877	(689)	1,188	1,866	(659)	1,207
Issued trademarks	3-11 years	615	(273)	342	603	(255)	348
Customer relationships	4-8 years	1,014	(133)	881	1,035	(93)	942
Non-compete agreements	3-4 years	460	(183)	277	464	(164)	300
Developed technology	7 years	3,470	(450)	3,020	3,470	(326)	3,144
Total amortized		7,561	(1,848)	5,713	7,563	(1,617)	5,946
Not amortized:
TASER trademark		900		900	900		900
Patents and trademarks pending		818		818	742		742
Total not amortized		1,718		1,718	1,642		1,642
Total intangible assets		$9,279	$(1,848)	$7,431	$9,205	$(1,617)	$7,588
Amortization expense relative to intangible assets for the three months ended March 31, 2016 and 2015 was approximately $235,000 and $61,000, respectively. Estimated amortization for intangible assets with definitive lives for the remaining nine months of 2016, the next five years ended December 31, and thereafter, is as follows (in thousands):

2016 (remaining nine months)	$707
2017	937
2018	925
2019	803
2020	740
2021	733
Thereafter	868
Total	$5,713

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	March 31, 2016			December 31, 2015
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER Weapons	$7,871	$14,669	$22,540	$7,278	$13,982	$21,260
Axon	2,467	2,238	4,705	2,332	2,344	4,676
	10,338	16,907	27,245	9,610	16,326	25,936
Hardware:
TASER Weapons	1,117	2,943	4,060	952	2,459	3,411
Axon	2,259	7,929	10,188	786	7,382	8,168
	3,376	10,872	14,248	1,738	9,841	11,579
Axon Services	9,790	3,717	13,507	9,303	4,023	13,326
Other	444	—	444	200	—	200
Total	$23,948	$31,496	$55,444	$20,851	$30,190	$51,041

	March 31, 2016			December 31, 2015
	Current	Long-Term	Total	Current	Long-Term	Total
TASER Weapons	$9,432	$17,612	$27,044	$8,430	$16,441	$24,871
Axon	14,516	13,884	28,400	12,421	13,749	26,170
Total	$23,948	$31,496	$55,444	$20,851	$30,190	$51,041

6. Accrued Liabilities
Accrued liabilities consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	2016	2015
Accrued salaries and benefits (a)	$6,437	$3,637
Accrued judgments and settlements	—	65
Accrued professional fees	86	718
Accrued warranty expense	449	314
Accrued income and other taxes	1,011	1,215
Other accrued liabilities (b)	4,643	2,694
Accrued liabilities	$12,626	$8,643

(a) Included in accrued salaries and benefits as of March 31, 2016 was $1.9 million and $0.3 million of accrued contractual earn-outs associated with the MediaSolv and Tactical Safety Responses Limited acquisitions, respectively, which occurred in May and July of 2015, respectively. No such balances were recorded within accrued liabilities as of December 31, 2015. However, at December 31, 2015, the Company recorded $1.0 million of long-term business acquisition contingent consideration in connection with the MediaSolv acquisition that was reclassified to accrued liabilities as of March 31, 2016 when it was deemed earned.

(b) Included in other accrued liabilities at March 31, 2016 was $2.6 million related to stock repurchase transactions with trade dates of March 31, 2016 or prior, but that had not settled as of that date.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Income Taxes

Deferred Tax Assets
Net deferred income tax assets at March 31, 2016, include capitalized research and development costs, research and development tax credits, non-qualified stock-based compensation expense, deferred warranty revenue, warranty and inventory reserves, accrued vacation, and other items, partially offset by accelerated depreciation expense and intangible amortization that is not tax deductible. The Company’s total net deferred tax assets at March 31, 2016 were $14.9 million.

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
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of March 31, 2016, the Company continues to demonstrate three-year cumulative pre-tax income in the U.S. federal and Arizona tax jurisdictions; however, the Company's Arizona R&D Tax Credits start to expire in 2018 with a significant tranche with a gross value of $1.2 million expiring if not used by the end of 2019. Under the Company’s new tax structure, it appears that long term investments which impact short term profits will likely result in some of the R&D credits expiring before they are utilized. Therefore, management has concluded that it is more likely than not that a portion of the Company’s deferred tax assets will not be realized and has established a valuation allowance.
The Company has completed research and development (“R&D”) tax credit studies which identified approximately $12.9 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2016 tax years. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $3.5 million as of March 31, 2016. In addition, management accrued approximately $0.1 million for estimated uncertain tax positions related to certain state income tax liabilities as of March 31, 2016. The Company does not expect a significant increase or decrease in the total amount of unrecognized tax benefits within 12 months. Should the total unrecognized tax benefit of $3.6 million be recognized, the Company’s effective tax rate would be favorably impacted. Approximately $1.5 million of the unrecognized tax benefit associated with research and development credits has been netted against the research and development credit deferred tax asset.

Effective Tax Rate
The Company’s overall effective tax rate for the nine months ended March 31, 2016, after discrete period adjustments, was 34.2%. Before discrete adjustments the tax rate was 33.8%, which is less than the statutory rate primarily due to the impact of income projected in certain foreign jurisdictions and the domestic production activities deduction, partially offset by state taxes and non-deductible expenses for items such as ISO stock option expense, meals and entertainment, and lobbying fees. The Company has completed the full implementation of its new international structure, which began in 2015. In accounting for the income tax effects of this new structure, the Company has recognized income tax expense in the current quarter based on the results it expects for the full year.  Actual results could be different, impacting the Company’s income tax expense in future quarters.
8. Stockholders’ Equity

In May 2013, the Company’s stockholders approved a new stock incentive plan authorizing an additional 1.6 million shares, plus remaining available shares under a prior plan for issuance under the new plan. Combined with the legacy stock incentive plans, there are approximately 1.0 million shares available for grant as of March 31, 2016.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Performance-based stock awards
The Company has issued performance-based stock options and performance-based restricted stock units ("RSUs"), the vesting of which is contingent upon the achievement of certain performance criteria related to the operating performance of the Company, as well as successful and timely development and market acceptance of future product introductions. In addition, certain of the performance RSUs have additional service-based vesting requirements subsequent to the achievement of the performance criteria. Compensation expense is recognized over the implicit service period (the longer of the period the performance condition is expected to be achieved or the required service period) based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date.
Restricted Stock Units
The following table summarizes RSU activity for the three months ended March 31, 2016 (number of units and aggregate intrinsic value in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Units outstanding, beginning of year	1,139	$19.30
Granted	362	15.55
Released	(176)	15.57
Forfeited	(54)	21.08
Units outstanding, end of period	1,271	18.67	$24,959
Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the period, which was $19.63 per share, multiplied by the number of RSUs outstanding. As of March 31, 2016, there was $20.5 million in unrecognized compensation costs related to RSUs under the Company's stock plans. The Company expects to recognize the cost related to the RSUs over a weighted average period of 2.70 years. RSUs are released when vesting requirements are met.
During the three months ended March 31, 2016, the Company granted approximately 0.1 million performance-based RSUs, which are included in the table above. As of March 31, 2016, the performance criteria had not been met for any of the 0.2 million performance-based RSUs outstanding. Certain of the performance-based RSUs granted in 2016 and 2015 contain provisions whereby the amount of RSUs that ultimately vest is dependent upon the level of achievement of performance metrics. The amount of RSUs included in the table above related to such grants is the target level, which is the Company's best estimate of the amount of RSUs that will vest. The maximum additional number of performance-based RSUs that could be earned is 0.2 million, which are not included in the table above.
Certain RSUs that vested in the three months ended March 31, 2016 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld were approximately 42,500 and had a value of approximately $0.7 million on their respective vesting dates as determined by the Company’s closing stock price. Payments for the employees’ tax obligations are reflected as a financing activity within the statement of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the amount of shares that would have otherwise been issued as a result of the vesting.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Activity
The following table summarizes stock option activity for the three months ended March 31, 2016 (number of units and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, beginning of year	1,103	$5.37
Granted	—	—
Exercised	(6)	5.17
Expired / terminated	—	—
Options outstanding, end of period	1,097	5.37	3.08	$15,640
Options exercisable, end of period	1,066	5.39	3.09	15,182
Options expected to vest, end of period	25	4.75	2.73	372
Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of the Company's common stock of $19.63 on March 31, 2016. The intrinsic value of options exercised for the three months ended March 31, 2016 and 2015 was $0.1 million and $2.1 million, respectively. Options expected to vest are presented net of forfeitures. As of March 31, 2016, total options outstanding includes approximately 0.2 million performance-based stock options, of which approximately 30,600 were unvested and 25,000 expected to vest.

Stock-based Compensation Expense
The estimated fair value of stock-based awards is amortized to expense on a straight-line basis over the service periods. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s forfeiture rate was calculated based on its historical experience of awards which ultimately vested. The following table summarizes the composition of stock stock-based compensation for the three and three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of products sold and services delivered	$100	$70
Sales, general and administrative expenses	1,390	934
Research and development expenses	730	540
Total stock-based compensation	$2,220	$1,544
Stock Repurchase Plan
In February 2016, the Company announced that TASER’s Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. During the three months ended March 31, 2016, the Company purchased, under a 10b5-1 plan, approximately 0.5 million common shares under the program for a total cost of approximately $9.0 million, or a weighted average cost of $18.86 per share. The weighted average cost includes the average price paid per share of $18.83, plus applicable administrative costs for the transaction. As of March 31, 2016, $41.0 million remain available under the plan for future purchases.

9. Line of Credit
The Company has a $10.0 million revolving line of credit with a domestic bank. At both March 31, 2016 and December 31, 2015, there were no borrowings under the line. As of March 31, 2016, the Company had letters of credit outstanding of approximately $3.0 million under the facility and available borrowing of approximately $7.0 million. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates (currently LIBOR plus 1.5% or Prime less 0.75%). The line of credit matures on July 31, 2017, and requires monthly payments of interest only. The Company’s agreement with the bank requires it to

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

comply with certain financial and other covenants including maintenance of a maximum leverage ratio and minimum fixed charge coverage ratio. The leverage ratio (ratio of total liabilities to tangible net worth) can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At March 31, 2016, the Company’s leverage ratio was 0.61:1 and its fixed charge coverage ratio was 2.32:1. Accordingly, the Company was in compliance with these covenants.
10. Commitments and Contingencies
Product Litigation
The Company is currently named as a defendant in nine lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CEW was used (or present) by law enforcement officers in connection with arrests or during training exercises. While the facts vary from case to case, the product liability claims are typically based on an alleged product defect resulting in injury or death, usually involving a failure to warn, and the plaintiffs are seeking monetary damages. One recent lawsuit alleges fraud and misrepresentation and is seeking punitive damages in addition to compensatory damages. The information throughout this note is current through the date of these financial statements.

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

In 2009, the Company implemented new risk management strategies, including revisions to product warnings and training to better protect both the Company and its customers from litigation based on ‘failure to warn’ theories - which comprise the vast majority of the cases against the Company. These risk management strategies have been highly effective in reducing the rate and exposure from litigation post-2009. From the third quarter of 2011 to the first quarter of 2016, product liability cases have been reduced from 55 active to nine active cases.

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

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Derbyshire	Nov-09	Ontario, Canada Superior Court of Justice	Officer Injury	Discovery Phase
Thompson	Mar-10	11th Judicial Circuit Court, Miami-Dade County, FL	Wrongful Death	Discovery Phase
Doan	Apr-10	The Queen's Bench Alberta, Red Deer Judicial Dist.	Wrongful Death	Discovery Phase
Shymko	Dec-10	The Queen's Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase
Ramsey	Jan-12	12th Judicial Circuit Court, Broward County, FL	Wrongful Death	Discovery Phase
Firman	Apr-12	Ontario, Canada Superior Court of Justice	Wrongful Death	Pleading Phase
Schrock	Sep-14	San Bernardino County Superior Court, CA	Wrongful Death
Motion of Summary Judgment Granted, on all claims except negligent design and manufacture subject to repleading by Plaintiff. Plaintiff filed an amended complaint for negligent design claims as well as a Petition for Writ of Mandate of Prohibition Petition from the Court; which writ was summarily denied.

Llach	Sep-15	11th Judicial Circuit Court, Miami-Dade County, FL	Wrongful Death	Discovery Phase
Bennett	Sep-15	11th Judicial Circuit Court, Miami-Dade County, FL	Wrongful Death	Discovery Phase

There are no product litigation matters in which the Company is involved that are currently on appeal.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were 2 cases that were dismissed or judgment entered during the first quarter of 2016 and through the date of these financial statements. Cases that were dismissed or judgment entered in prior fiscal quarters are not included.

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Koon	Dec-08	17th Judicial Circuit Court, Broward County, FL	Training Injury	Dismissed
Demery	Aug-15	US District Court, Louisiana WD LA	Wrongful Death	Dismissed
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

Policy Year	Policy Start Date	Policy End Date	Insurance Coverage	Deductible Amount	Defense Costs Covered	Remaining Insurance Coverage	Active Cases and Cases on Appeal
2004	12/1/2003	12/1/2004	$2.0	$0.1	N	$2.0	n/a
2005	12/1/2004	12/1/2005	10.0	0.3	Y	7.0	n/a
2006	12/1/2005	12/1/2006	10.0	0.3	Y	3.7	n/a
2007	12/1/2006	12/1/2007	10.0	0.3	Y	8.0	n/a
2008	12/1/2007	12/15/2008	10.0	0.5	Y	—	n/a
2009	12/15/2008	12/15/2009	10.0	1.0	N	10.0	Derbyshire
2010	12/15/2009	12/15/2010	10.0	1.0	N	10.0	Thompson, Shymko, Doan
2011	12/15/2010	12/15/2011	10.0	1.0	N	10.0	n/a
Jan-Jun 2012	12/15/2011	6/25/2012	7.0	1.0	N	7.0	Ramsey, Firman
Jul-Dec 2012	6/25/2012	12/15/2012	12.0	1.0	N	12.0	n/a
2013	12/15/2012	12/15/2013	12.0	1.0	N	12.0	n/a
2014	12/15/2013	12/15/2014	11.0	4.0	N	11.0	Schrock
2015	12/15/2014	12/15/2015	10.0	5.0	N	10.0	Llach, Bennett
2016	12/15/2015	12/15/2016	10.0	5.0	N	10.0	n/a

Other Litigation
In November, 2015 the Company filed a complaint against Phazzer Electronics Inc. and Sang Min International Co. Ltd. for patent infringement, trademark infringement and false advertising. This litigation is in the pleading phase.
In February, 2016 the Company was served with a first amended complaint filed by Digital Ally in the Federal District Court for the District of Kansas alleging patent infringement, commercial bribery, contracts, combinations and conspiracies in restraint of trade and unfair or anti-competitive acts and practices. In March 2016 the Company was served with a second amended complaint with similar allegations. The second amended complaint seeks a judgment of infringement, monetary damages, a permanent injunction, punitive damages and attorneys’ fees and costs. The Company believes the second amended complaint is frivolous and the Company will vigorously defend this litigation. This litigation is in the pleading phase.
In April 2016, the Company was served with a notice of arbitration claim filed by the Company’s former distributor in France, for commissions allegedly owed. The arbitration claim was filed with the International Court of Arbitration of the International Chamber of Commerce in Paris, France, and the amount that is claimed in controversy is approximately $0.6 million. The Company’s records reflect that all commissions that were due under contract were paid or offered, and the Company will vigorously defend this arbitration claim.
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

Based on the Company's assessment of outstanding litigation and claims as of March 31, 2016, the Company has determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect its results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by its insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

Off-Balance Sheet Arrangements
Under certain circumstances, the Company uses letters of credit and surety bonds to guarantee its performance under various contracts, principally in connection with the installation and integration of its Axon cameras and related technologies. Certain of the Company's letters of credit contracts and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At March 31, 2016, the Company had outstanding letters of credit of approximately $3.0 million. Of that amount, $2.7 million is expected to expire in May 2017 and $0.3 million is expected to expire in January 2017. Additionally, the Company had approximately $4.7 million of outstanding surety bonds at March 31, 2016, with $2.3 million expiring in April 2021, $2.2 million expiring in July 2018 and the remaining $0.2 million expected to be released in August 2016.

11. Related Party Transactions

The Company engages Dr. Mark Kroll, a member of the Board of Directors, to provide consulting services. The expenses related to these services were approximately $20,000 and $47,000 for the three months ended March 31, 2016 and 2015. At March 31, 2016 and December 31, 2015, the Company had liabilities of approximately $8,000 and $31,000, respectively, related to these services.
The Company subscribes to a mobile collaboration software suite co-founded and managed by Bret Taylor, a member of the Board of Directors. The Company licenses the software for approximately $20,000 per quarter, and as of March 31, 2016 and December 31, 2015, had prepaid costs related to an annual subscription of approximately $15,000 and 36,000, respectively.
In connection with the acquisition of Tactical Safety Responses Limited (Note 14), the Company assumed two long-term non-cancellable operating leases for business premises with the former owners who are now employees of the Company. The leases have an average remaining contractual term 15 years and require aggregate annual rental payments of approximately $45,000. Prepaid rental payments as of March 31, 2016 were negligible.
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

Contributions to the plans are made by both the employee and the Company. Company contributions are based on the level of employee contributions and are immediately vested. The Company’s matching contributions to the 401(k) plan for the three months ended March 31, 2016 and 2015, were approximately $0.5 million and $0.4 million, respectively. The Company expects to make contributions to the non-qualified deferred compensation plan related to three months ended March 31, 2016, of approximately $10,000. Future matching or profit sharing contributions to the plans are at the Company’s sole discretion.

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
Information relative to the Company’s reportable segments is as follows (in thousands):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	TASER Weapons	Axon	Total	TASER Weapons	Axon	Total
Product sales	$45,834	$4,841	$50,675	$38,341	$4,502	$42,843
Service revenue	—	4,855	4,855	—	1,919	1,919
Net sales	45,834	9,696	55,530	38,341	6,421	44,762
Cost of products sold	14,077	3,378	17,455	11,081	3,148	14,229
Cost of services delivered	—	1,173	1,173	—	665	665
Gross margin	31,757	5,145	36,902	27,260	2,608	29,868
Sales, general and administrative	15,272	9,561	24,833	10,705	3,860	14,565
Research and development	1,120	5,807	6,927	1,190	3,368	4,558
Income (loss) from operations	$15,365	$(10,223)	$5,142	$15,365	$(4,620)	$10,745
Purchase of property and equipment	$1,071	$209	$1,280	$347	$77	$424
Purchase of intangible assets	62	36	98	46	4	50
Depreciation and amortization	572	329	901	530	87	617

14. Business Acquisitions
MediaSolv Solutions Corporation
On May 5, 2015, the Company acquired all of the outstanding capital stock of MediaSolv Solutions Corporation, a Delaware corporation for a total purchase price of $8.8 million, net of $0.1 million of cash acquired. MediaSolv primarily provides solutions for interview room video, closed-circuit television ("CCTV") and on-premise digital evidence management. These products connect with the Company's Axon on-officer cameras and, in some cases, its Evidence.com cloud platform, further enabling law enforcement to unify existing silos of digital media and evidence into a seamless workflow from capture to the courtroom. The Company believes the acquisition will continue to allow the Company to leverage MediaSolv’s existing network and relationships to further strengthen its position in the market.
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

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the three months ended March 31, 2016, the $1.0 million of earn-outs to former stockholders were earned in full and are expected to be paid during the second quarter of 2016. As of March 31, 2016, the $1.0 million balance was included in accrued liabilities on the accompanying condensed consolidated balance sheet. Additionally, as of March 31, 2016, the Company recorded $0.9 million of earn-outs that were recorded as commission expense and accrued liabilities on the accompanying condensed consolidated financial statements.
The major classes of assets and liabilities to which the Company allocated the purchase price were as follows (in thousands):

Accounts receivable and other current assets	$590
Inventory	35
Property and equipment	53
Intangible assets	4,145
Goodwill	5,477
Accounts payable and accrued liabilities	(697)
Deferred revenue	(111)
Deferred income tax liabilities, net	(669)
Total purchase price	$8,823
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
During the three months ended March 31, 2016, the Company recorded $0.3 million of earn-outs that were recorded as commission expense and accrued liabilities on the accompanying condensed consolidated financial statements.

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

15. Subsequent Event
Subsequent to March 31, 2016, and through May 6, 2016, the Company purchased an additional 1.0 million shares of the Company's outstanding common stock under its repurchase program for a total cost of approximately $18.7 million, or a weighted average cost of $18.54 per share. As of the date of these financial statements, $22.3 million remains available under the plan for future purchases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of March 31, 2016, and results of operations for the three and three months ended March 31, 2016 and 2015. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: our expectation of higher revenues in 2016 from cameras and accessories; future income trends and our ability to realized deferred tax assets; our belief that customers will honor multi-year contracts despite the existence of appropriations (or similar) clauses; the sufficiency and availability of our liquid assets and capital resources; our litigation strategy, including the outcome of legal proceedings in which we are currently involved; future trends relating to Axon margins; that we may have more sales and expenses denominated in foreign currencies in the remainder of 2016; that we may engage in currency hedging activities; and the impact of recently adopted and future accounting standards. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward looking statements herein. Such factors include, but are not limited to: market acceptance of our products; our dependence on sales of our TASER X26P and X2 CEWs; our ability to design, introduce and sell new products; delays in development schedules; rapid technological change and competition; product defects; breach of our security measures resulting in unauthorized access to customer data; outages and disruptions relating to our Evidence.com service; budgetary and political constraints of prospects and customers; the length of our sales cycle and our ability to realize benefits from our marketing and selling efforts; our exposure to cancellations of government contracts due to appropriation clauses; changes in civil forfeiture laws; the long-term revenue recognition cycle for our SaaS Evidence.com product; our reliance on third party cloud-based storage providers; litigation risks resulting from alleged product-related injuries and media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; the outcome of pending or future litigation; our ability to protect our intellectual property as well as intellectual property infringement claims and relating litigation costs; our successful identification of existing intellectual property rights that might infringe on our developments; competition in foreign countries relating to our inability to protect our patents; risks of governmental regulations, including regulations of our products by the United States Consumer Product Safety Commission, regulation of our products as a "crime control" product by the Federal government, state and local government regulation and foreign regulation and the adverse effects that could result from our products being classified as firearms by the United States Bureau of Alcohol and Firearms; regulatory and political challenges presented by international markets; our compliance with regulations governing the environment, including but not limited to, regulations within the European Union; regulations relating to voice, data and communications services; regulations relating to conflict minerals;  our dependence on third party suppliers for key components of our products; component shortages; rising costs of raw materials and transportation relating to petroleum prices; that we may experience declines in gross margins due to a shift in product sales from CEW to Axon devices; our ability to manage our growth and increase manufacturing production to meet demand; establishment and expansion of our direct and indirect distribution channels; our ability to pursue sales directly with customers; risks relating to acquisitions and joint ventures; goodwill impairment; catastrophic events; quarterly fluctuations in our operating results; the adverse effects on our operations and financial results from foreign currency fluctuations; fluctuations in our effective tax rate; counter-party risks relating to cash balances held in excess of FDIC insurance limits; employee retention risks; volatility in our stock price; and other factors identified in documents filed by us with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2015.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
The following table presents data from our statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended March 31,
	2016		2015
Net sales	$55,530	100.0%	$44,762	100.0%
Cost of products sold and services delivered	18,628	33.5	14,894	33.3
Gross margin	36,902	66.5	29,868	66.7
Operating expenses:
Sales, general and administrative	24,833	44.7	14,565	32.5
Research and development	6,927	12.5	4,558	10.2
Total operating expenses	31,760	57.2	19,123	42.7
Income from operations	5,142	9.3	10,745	24.0
Interest income and other income (expense), net	118	0.2	(65)	(0.1)
Income before provision for income taxes	5,260	9.5	10,680	23.9
Provision for income taxes	1,797	3.2	3,475	7.8
Net income	$3,463	6.2%	$7,205	16.1%
Net sales to the U.S. and other countries are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2016		2015
United States	$42,468	76.5%	$35,501	79.3%
Other Countries	13,062	23.5	9,261	20.7
Total	$55,530	100.0%	$44,762	100.0%

Net Sales
Net sales by product line were as follows for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,				Dollar Change	Percent Change
	2016		2015
TASER Weapons segment:
TASER X26P	$18,776	33.8%	$15,072	33.7%	$3,704	24.6%
TASER X2	9,614	17.3	8,527	19.0	1,087	12.7
TASER X26	1,398	2.5	2,469	5.5	(1,071)	(43.4)
TASER Pulse	143	0.3	—	—	143	*
TASER Bolt (F.K.A. TASER C2)	399	0.7	489	1.1	(90)	(18.4)
TASER M26	147	0.3	154	0.3	(7)	(4.5)
Single cartridges	12,187	21.9	9,002	20.1	3,185	35.4
Extended warranties including TAP	2,151	3.9	2,008	4.5	143	7.1
Other	1,019	1.8	620	1.4	399	64.4
TASER Weapons segment	45,834	82.5	38,341	85.7	7,493	19.5
Axon segment:
Axon Body	1,483	2.7	1,211	2.7	272	22.5
Axon Flex	922	1.7	1,245	2.8	(323)	(25.9)
E-Dock	488	0.9	813	1.8	(325)	(40.0)
Evidence.com	4,590	8.3	1,919	4.3	2,671	139.2
TASER Cam	991	1.8	978	2.2	13	1.3
Extended warranties including TAP	643	1.2	255	0.6	388	152.2
Other	579	1.0	—	—	579	*
Axon segment	9,696	17.5	6,421	14.3	3,275	51.0
Total net sales	$55,530	100.0%	$44,762	100.0%	$10,768	24.1
* Not meaningful
Net unit sales for the TASER Weapons handles and other products and Axon segment products are as follows:

	Three Months Ended March 31,		Unit Change	Percent Change
	2016	2015
TASER X26P	18,567	17,246	1,321	7.7%
TASER X2	8,737	7,726	1,011	13.1
TASER X26	821	2,238	(1,417)	(63.3)
TASER M26	534	505	29	5.7
TASER Pulse	567	—	567	*
TASER Bolt (F.K.A. TASER C2)	999	1,955	(956)	(48.9)
Cartridges	465,157	370,660	94,497	25.5
Axon Flex	2,397	3,815	(1,418)	(37.2)
Axon Body	6,198	5,860	338	5.8
E-Dock	1,402	1,778	(376)	(21.1)
TASER Cam	2,005	2,111	(106)	(5.0)
Net sales were $55.5 million and $44.8 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $10.8 million or 24.1%. Net sales for the TASER Weapons segment were $45.8 million and $38.3 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $7.5 million or 19.5%. Net sales for the Axon segment were $9.7 million and $6.4 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $3.3 million or 51.0%.

International revenues grew $3.8 million or 41.0% in the current quarter increasing to $13.1 million for the three months ended March 31, 2016 from $9.3 million in the comparable 2015 period.
Net sales for the three months ended March 31, 2016 in the TASER Weapons segment increased $7.5 million, or 19.5%, as compared to the same period in 2015. Sales related to TASER Smart Weapons increased by approximately $4.8 million during the quarter ended March 31, 2016 as compared to 2015. The increase was primarily attributable to a few large international weapons orders, but the Company continues to see adoption of its Smart Weapons domestically. Additionally, the Company experienced growth in cartridge sales increasing $3.2 million to $12.2 million during the quarter ended March 31, 2016 as compared to $9.0 million during 2015.
Net sales for the Axon segment were $9.7 million and $6.4 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $3.3 million or 51.0%. Recognized revenue related to the Company's on-officer cameras and related accessories slowed during the quarter, decreasing approximately $0.4 million. During the fourth quarter of 2015, the Company publicly announced the introduction of its next generation on-officer camera, the Axon Body 2. This introduction led to higher bookings for the quarters ended December 31, 2015 and March 31, 2016, as many agencies placed orders for the new model, but this adversely impacted recognized revenues, as many agencies opted to order Axon body 2 instead of the original Axon body and Axon flex units, thus creating a backlog of Axon Body 2 cameras. The Company expects to fulfill its backlog during 2016 and achieve increased recognized revenues for cameras and accessories for the remainder of 2016. The Company continued to see increased recurring revenues related to its long-term Evidence.com arrangements. Evidence.com revenues for the three months ended March 31, 2016 increased $2.7 million to $4.6 million as compared to the same period in 2015.
To gain more immediate feedback regarding activity for Axon camera products and Evidence.com services, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales), net of cancellations, placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Some bookings will be invoiced in subsequent years. Due to municipal government funding rules, certain of the future year amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although TASER has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be completed, if agencies do not appropriate funds in future year budgets, or enact a cancellation clause, revenue associated with these bookings will not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to Evidence.com and Axon products and services, net of reversals, were $52.1 million and $22.9 million during the three months ended March 31, 2016 and 2015, respectively, an increase of $29.1 million, or 126.9%.
The chart below illustrates the Company's quarterly bookings for each of the previous six fiscal quarters (in thousands):
Cost of Products Sold and Services Delivered
Cost of products sold and services delivered was $18.6 million and $14.9 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $3.7 million or 25.1%. As a percentage of net sales, cost of products sold and services delivered remained consistent at 33.5% for the three months ended March 31, 2016 compared to 33.3% during the same period in 2015.

Within the TASER Weapons segment, cost of products sold increased to $14.1 million for the three months ended March 31, 2016 from $11.1 million in 2015, and increased moderately as a percentage of sales at 30.7% from 28.9%, respectively. The increase as a percentage of sales in the first quarter of 2016 compared to the same period in 2015 is primarily attributable to higher warranty charges and inventory valuation adjustments in 2016 compared to 2015, which are both reflected as indirect cost of goods sold. Overall, direct costs remained relatively consistent during these periods.
Within the Axon segment, cost of products sold and services delivered increased to $4.6 million for the three months ended March 31, 2016 from $3.8 million for the same period in 2015. Cost of products sold and services delivered as a percentage of sales decreased to 46.9% for the three months ended March 31, 2016 from 59.4% for the same period in 2015. The decrease was driven by higher sales and by improvements to our Axon and Evidence.com SaaS margins. There are a number of fixed costs for the Axon segment which, as we generate additional traction in the business, we expect to remain relatively stable and should allow for lower cost of services delivered as a percentage of service revenue over time.
Gross Margin
Gross margin increased $7.0 million to $36.9 million for the three months ended March 31, 2016 compared to $29.9 million for 2015. As a percentage of net sales, gross margin remained consistent at 66.5% for the three months ended March 31, 2016 compared to 66.7% for 2015.
As a percentage of net sales, gross margin for the TASER Weapons segment was down slightly at 69.3% from 71.1% for the three months ended March 31, 2016 and 2015, respectively. As a percentage of net sales, gross margin for the Axon segment was 53.1% and 40.6% for the three months ended March 31, 2016 and 2015, respectively. The increase in margins was primarily attributable to the leveraging of fixed costs. As the Axon segment continues to grow, overall variable hardware product costs could decrease which could improve margins, however, segment competition is increasing at a rapid pace which could adversely impact margins, and the Company could be forced to keep prices competitive in order to secure long-term contracts.

Sales, General and Administrative Expenses
Sales, general and administrative (“SG&A”) expenses were comprised as follows for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2016	2015
Salaries, benefits and bonus	$9,674	$5,363	$4,311	80.4%
Stock-based compensation	1,390	933	457	49.0
Legal, professional and accounting	1,673	1,465	208	14.2
Sales and marketing	4,807	2,205	2,602	118.0
Consulting and lobbying services	2,223	1,170	1,053	90.0
Travel and meals	2,019	1,272	747	58.7
Building	984	774	210	27.1
Supplies	938	556	382	68.7
Depreciation and amortization	493	325	168	51.7
Liability insurance	403	312	91	29.2
Other	229	190	39	20.5
Total sales, general and administrative expenses	$24,833	$14,565	$10,268	70.5
Sales, general, and administrative as a percentage of net sales	44.7%	32.5%
SG&A expenses were $24.8 million and $14.6 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $10.3 million or 70.5%. As a percentage of total net sales, SG&A expenses increased to 44.7% for the three months ended March 31, 2016 compared to 32.5% for the same period in 2015.

SG&A by type and by segment was as follows for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,				Dollar Change	Percent Change
	2016		2015
TASER Weapons segment:
Salaries, benefits and bonus	$5,719	23.0%	$3,895	26.7%	$1,824	46.8%
Stock-based compensation	758	3.1	652	4.5	106	16.3
Legal, professional and accounting	1,639	6.6	1,427	9.8	212	14.9
Sales and marketing	2,668	10.7	1,234	8.5	1,434	116.2
Consulting and lobbying services	1,232	5.0	682	4.7	550	80.6
Travel and meals	945	3.8	752	5.2	193	25.7
Other	2,311	9.3	2,063	14.2	248	12.0
TASER Weapons segment	15,272	61.5	10,705	73.5	4,567	42.7
Axon segment:
Salaries, benefits and bonus	3,955	15.9%	1,468	10.1%	2,487	169.4%
Stock-based compensation	632	2.5	281	1.9	351	124.9
Legal, professional and accounting	34	0.1	38	0.3	(4)	(10.5)
Sales and marketing	2,139	8.6	971	6.7	1,168	120.3
Consulting and lobbying services	991	4.0	488	3.4	503	103.1
Travel and meals	1,074	4.3	520	3.6	554	106.5
Other	736	3.0	94	0.6	642	683.0
Axon segment	9,561	38.5	3,860	26.5	5,701	147.7
Total sales, general and administrative expenses	$24,833	100.0%	$14,565	100.0%	$10,268	70.5
Within the TASER Weapons segment, SG&A increased $4.6 million, or 42.7%, to $15.3 million during the three months ended March 31, 2016 as compared to $10.7 million for three months ended March 31, 2015. Salaries, benefits and bonus along with stock compensation increased approximately $1.9 million during the three months ended March 31, 2016 as compared to 2015 as the Company continued its efforts to build out international and direct sales teams internally along with the related support staff during the current quarter. Sales and marketing expenses for the TASER Weapons segment increased approximately $1.4 million during the three months ended March 31, 2016 as compared to 2015 as the Company hosted a large international tradeshow in 2016 that did not occur in the prior year as well as increased commissions related to international sales were higher in comparison to the prior year.
Within the Axon segment, SG&A increased $5.7 million, or 147.7%, to $9.6 million during the three months ended March 31, 2016 as compared to $3.9 million for the same period in 2015. Salaries, benefits and bonus along with stock compensation increased approximately $2.8 million during the three months ended March 31, 2016 as compared to 2015 as the Company continues to hire additional sales and marketing personnel and general support staff to extend its market leadership position in the on-officer camera and digital evidence management space as well as to ensure the appropriate infrastructure is in place for scalable growth. The increase in sales and marketing of $1.2 million during the three months ended March 31, 2016 as compared to 2015 was due primarily to increased commissions on higher sales. The increase in the travel and meals expenses of $0.6 million during the three months ended March 31, 2016 as compared to 2015 was related to sales and marketing efforts during the period.

Research and Development Expenses
Research and development expenses (“R&D”) expenses were comprised as follows for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2016	2015
Salaries, benefits and bonus	$3,924	$2,580	$1,344	52.1%
Stock-based compensation	730	540	190	35.2
Legal, professional and accounting	96	245	(149)	(60.8)
Sales and marketing	424	30	394	1,313.3
Consulting and lobbying services	619	484	135	27.9
Travel and meals	191	139	52	37.4
Building	294	130	164	126.2
Supplies	286	181	105	58.0
Other	363	229	134	58.5
Total research and development expenses	6,927	4,558	2,369	52.0
Sales, general, and administrative as a percentage of net sales	12.5%	10.2%
Research and development (“R&D”) expenses were $6.9 million and $4.6 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $2.4 million, or 52.0%. As a percentage of net sales, R&D increased to 12.5% for the three months ended March 31, 2016 compared to 10.2% for the same period in 2015.
R&D by type and by segment was as follows for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,				Dollar Change	Percent Change
	2016		2015
TASER Weapons segment:
Salaries, benefits and bonus	$293	4.2%	$561	12.3%	$(268)	(47.8)%
Stock-based compensation	143	2.1	55	1.2	88	160.0
Legal, professional and accounting	84	1.2	94	2.1	(10)	(10.6)
Sales and marketing	—	—	9	0.2	(9)	(100.0)
Consulting and lobbying services	236	3.4	126	2.8	110	87.3
Travel and meals	37	0.5	40	0.9	(3)	(7.5)
Other	327	4.7	305	6.7	22	7.2
TASER Weapons segment	1,120	16.2	1,190	26.1	(70)	(5.9)
Axon segment:
Salaries, benefits and bonus	3,631	52.4%	$2,019	44.3%	1,612	79.8%
Stock-based compensation	587	8.5	485	10.6	102	21.0
Legal, professional and accounting	12	0.2	151	3.3	(139)	(92.1)
Sales and marketing	424	6.1	21	0.5	403	1,919.0
Consulting and lobbying services	383	5.5	358	7.9	25	7.0
Travel and meals	154	2.2	99	2.2	55	55.6
Other	616	8.9	235	5.2	381	162.1
Axon segment	5,807	83.8	3,368	73.9	2,439	72.4
Total research and development expenses	$6,927	100.0%	$4,558	100.0%	$2,369	52.0

The Company's Axon segment made up essentially the entire increase of R&D. Of the $2.4 million increase in R&D for the Axon segment, $1.7 million related to salaries and benefits, inclusive of stock-based compensation and contractual earn-outs. The Company remains focused on growing the Axon segment as it adds headcount and external resources to develop new products and services for cloud, mobile and wearable technologies along with adding new functionality and capabilities to existing software platforms as well as camera hardware and related accessories. Additionally, within the Axon segment, the Company experienced an increase in the balance of other expenses of $0.4 million during the three months ended March 31, 2016 as compared to 2015 was related to building expenses, including depreciation and amortization, and supplies which was primarily attributable to the growth of the Seattle office.
Provision for Income Taxes
The provision for income taxes was $1.8 million for the three months ended March 31, 2016, which was an effective tax rate of 34.2%. Our estimated full year effective income tax rate for 2016, before discrete period adjustments, is approximately 33.8%, which is less than the statutory rate primarily due to the impact of income projected in certain foreign jurisdictions and the domestic production activities deduction, partially offset by state taxes and non-deductible expenses for items such as ISO stock option expense, meals and entertainment, and lobbying fees. The Company has completed the full implementation of its new international structure, which began in 2015. In accounting for the income tax effects of this new structure, the Company has recognized income tax expense in the current quarter based on the results it expects for the full year.  Actual results could be different, impacting the Company’s income tax expense in future quarters.
Net Income
Our net income decreased by $3.7 million to $3.5 million for the three months ended March 31, 2016 compared to $7.2 million for the same period in 2015. Net income per basic and diluted share was $0.06 for the three months ended March 31, 2016 compared to $0.14 and $0.13 per basic and diluted share, respectively, for the same period in 2015.

Three Months Ended March 31, 2016 Compared to the Three Months Ended December 31, 2015

Net Sales
Net sales by product line were as follows for the three months ended March 31, 2016 and December 31, 2015 (dollars in thousands):

	Three Months Ended March 31, 2016		Three Months Ended December 31, 2015		Dollar Change	Percent Change
TASER Weapons segment:
TASER X26P	$18,776	33.8%	$14,712	26.3%	$4,064	27.6%
TASER X2	9,614	17.3	13,181	23.5	(3,567)	(27.1)
TASER X26	1,398	2.5	1,544	2.8	(146)	(9.5)
TASER Pulse	143	0.3	—	—	143	*
TASER Bolt (F.K.A. TASER C2)	399	0.7	655	1.2	(256)	(39.1)
TASER M26	147	0.3	155	0.3	(8)	(5.2)
Single cartridges	12,187	21.9	13,090	23.4	(903)	(6.9)
Extended warranties including TAP	2,151	3.9	1,789	3.2	362	20.2
Other	1,019	1.8	1,563	2.8	(544)	(34.8)
TASER Weapons segment	45,834	82.5	46,689	83.3	(855)	(1.8)
Axon segment:
Axon Body	1,483	2.7	596	1.1	887	148.8
Axon Flex	922	1.7	1,351	2.4	(429)	(31.8)
E-Dock	488	0.9	580	1.0	(92)	(15.9)
Evidence.com	4,590	8.3	4,410	7.9	180	4.1
TASER Cam	991	1.8	1,316	2.3	(325)	(24.7)
Extended warranties including TAP	643	1.2	848	1.5	(205)	(24.2)
Other	579	1.0	251	0.4	328	130.7
Axon segment	9,696	17.5	9,352	16.7	344	3.7
Total net sales	$55,530	100.0%	$56,041	100.0%	$(511)	(0.9)
* Not meaningful
Net unit sales for the TASER Weapons handles and other products and Axon segment products are as follows:

	Three Months Ended March 31, 2016	Three Months Ended December 31, 2015	Unit Change	Percent Change
TASER X26P	18,567	16,437	2,130	13.0%
TASER X2	8,737	12,540	(3,803)	(30.3)
TASER X26	821	587	234	39.9
TASER M26	534	503	31	6.2
TASER C2	999	2,336	(1,337)	(57.2)
Cartridges	465,157	505,332	(40,175)	(8.0)
Axon Flex	2,397	2,902	(505)	(17.4)
Axon Body	6,198	2,141	4,057	189.5
E-Dock	1,402	1,425	(23)	(1.6)
TASER Cam	2,005	2,641	(636)	(24.1)
Net sales were $55.5 million and $56.0 million for the three months ended March 31, 2016 and December 31, 2015, respectively, decrease of $0.5 million or 0.9%. Net sales for the TASER Weapons segment were $45.8 million and $46.7 million for the three months ended March 31, 2016 and December 31, 2015, respectively, decrease of $0.9 million or 1.8%. Net sales for the Axon segment were $9.7 million and $9.4 million for the three months ended March 31, 2016 and December 31, 2015 respectively, an increase of $0.3 million or 3.7%.
The decrease in net sales for the three months ended March 31, 2016 compared to December 31, 2015 in the TASER Weapons segment was primarily driven by budgetary cycles wherein agencies will use available funds at the end of the year, which could lead to lower sales in the first quarter. The decrease in domestic weapons sales was partially offset by strong international weapons sales that was primarily driven by a large CEW transaction.
The increase in net sales within the Axon segment was driven primarily by increased shipments of the Company's Axon Body 2 on-officer cameras from prior bookings. The Company is still facing demand in excess of supply for both its Axon on-officer camera products, and will continue to assess manufacturing and supply chain management challenges to meet future demand. The Company expects to fulfill its backlog during 2016 and achieve higher recognized revenues for cameras and accessories for the remainder of 2016. Additionally, the Company expects to see growth in its on-officer cameras and related digital evidence management software platform in the subsequent quarters in 2016.

Liquidity and Capital Resources
Summary
As of March 31, 2016, we had $114.1 million of cash, cash equivalents and investments, a decrease of $4.2 million from the end of 2015.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2016	2015
Operating activities	$7,093	$13,008
Investing activities	(3,637)	(16,708)
Financing activities	(9,722)	2,081
Effect of exchange rate changes on cash and cash equivalents	105	100
Net decrease in cash and cash equivalents	$(6,161)	$(1,519)
Operating activities
Net cash provided by operating activities in the first three months of 2016 of $7.1 million consisted of $3.5 million in net income impacted by the net increase of non-cash income statement items totaling $3.2 million and $0.4 million for the net change in operating assets and liabilities. Included in the non-cash items were $0.9 million in depreciation and amortization expense, $2.2 million in stock-based compensation expense and $0.4 million of bond premium amortization. These non-cash impacts were partially offset by deferred income tax expense of $0.7 million. The most significant increases to the portion of cash from operating activities related to the changes in operating assets and liabilities were a $5.6 million increase in accounts payable, accrued liabilities and other, and an increase in deferred revenue and customer deposits of $4.4 million and $1.0 million, respectively. The increase in deferred revenue was primarily driven by the continued adoption of Axon products and services that are typically invoiced at inception of the contract, and recognized over the duration of the contract period as hardware and services are delivered. Of the increase in deferred revenue, $2.7 million resulted from increased hardware deferred revenue along with increased deferred warranty revenue of $1.3 million, and increased Axon Services, including Evidence.com subscriptions, of $0.2 million, with the remaining $0.2 million made up primarily of deferred training revenue. These increases were partially offset by increases in accounts and notes receivable of $2.2 million, increases in inventory of $4.3 million and increased prepaid expenses and other assets of $4.1 million.
Net cash provided by operating activities in the first three months of 2015 of $13.0 million consisted of $7.2 million in net income, the net add-back of non-cash income statement items totaling $0.7 million, and a positive $5.1 million net change in operating assets and liabilities. Included in the non-cash items are $0.6 million in depreciation and amortization expense and $1.5 million in stock-based compensation expense. These additions were partially offset by an $1.7 million reduction related to excess tax benefit from stock-based compensation that is treated as a financing activity for cash flow purposes. The most significant increases to the portion of cash from operating activities related to the changes in operating assets and liabilities were a $9.7 million decrease in accounts receivable and an increase in deferred revenue of $1.4 million. Of the increase in deferred revenue, $1.7 million resulted from increased hardware deferred revenue from TAP sales, which was offset by decreases of $0.3 million related to warranties and $0.2 million related to prepayments for AXON SaaS services. These increases to operating cash flow were partially offset by an increase in inventory of $4.3 million in anticipation of higher sales for the remaining nine months of 2015.

Investing activities
Primarily as a result of investing cash generated from operating activities, we used $3.6 million for investing activities during the first three months of 2016. Purchases of investments, net of calls and maturities, were $2.3 million. In addition, the Company invested $1.4 million in the purchase of property and equipment and intangible assets.
We used $16.7 million for investing activities during the first three months of 2015. Purchases of investments, net of calls and maturities, were $16.2 million. The Company also invested $0.5 million in the purchase of property and equipment and intangible assets.
Financing activities
Net cash used in financing activities was $9.7 million during the first three months of 2016. During the first quarter of 2016, the Company repurchased $9.0 million of the Company's common stock, reflecting a weighted average cost of $18.86 per share, inclusive of applicable administrative costs for the transactions. Additionally, the Company paid payroll taxes of $0.7 million on behalf of employees who net-settled stock awards during the period.
Net cash provided by financing activities was $2.1 million during the first three months of 2015. This was comprised primarily of $0.6 million of proceeds from the exercise of stock options and $1.7 million of excess tax benefit from stock proceeds offset by $0.2 million of payroll taxes paid by the Company on behalf of employees who net-settled stock awards during the period.
Liquidity and Capital Resources
Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. In addition, our $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates, currently LIBOR plus 1.5% or Prime less 0.75%. At March 31, 2016 and December 31, 2015, there were no borrowings under the line. As of March 31, 2016, we had letters of credit outstanding of $3.0 million, leaving the net amount available for borrowing of approximately $7.0 million. The facility matures on July 31, 2017.
Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of a maximum leverage ratio and minimum fixed charge coverage ratio. The leverage ratio (ratio of total liabilities to tangible net worth) can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At March 31, 2016, the Company’s leverage ratio was 0.61:1 and its fixed charge coverage ratio was 2.32:1. Accordingly, the Company was in compliance with these covenants.
Based on our strong balance sheet and the fact that we only had approximately $0.1 million of total long-term debt and capital lease obligations at March 31, 2016, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.
We believe funds generated from our expected results of operations, as well as available cash and investments, will be sufficient to finance our operations and strategic initiatives for the remainder of 2016 and the foreseeable future. From time to time, our board of directors considers repurchases of our common stock. Further repurchases of our common stock may take place on the open market, may be financed with available cash and are subject to board authorization as well as market and business conditions.
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
Product Warranties
The Company warranties its CEWs, Axon cameras and E-Docks from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for our standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. We estimate future warranty costs based on historical data related to returns and warranty costs on a quarterly basis and apply this rate to current product anticipated returns from our customers. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. The accrued warranty liability is reviewed quarterly to evaluate whether it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of March 31, 2016 and December 31, 2015, our reserve for warranty returns was approximately $0.4 million and $0.3 million, respectively. Warranty expense (recoveries) for the three months ended March 31, 2016 and 2015 was $0.2 million and $(34,000), respectively, net of costs incurred to service warrantied units. The increase in warranty reserve and related expense as of and for the three months ended March 31, 2016 was primarily driven by additional warranty reserves related to the launch of the Axon Body 2 on-officer body camera, for which the Company has provided a supplemental reserve for uncertainties surrounding potential return rates due to the product being new without a well established return rate, which is standard with a new product the Company introduces. As the Company continues investing in the development of new technologies it will continue to assess the adequacy of its reserve related to inherent uncertainties with new product offerings.
Revenue related to separately-priced extended warranties is recorded as deferred revenue at its contractual amount and subsequently recognized in net sales on a straight-line basis over the delivery period. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.
Inventory
Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities and a determination of what costs are considered to be abnormal fixed production costs, which are expensed as current period charges. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. During the three months ended March 31, 2016, the Company recorded provisions for obsolete inventory of approximately $0.3 million compared to recoveries of $0.2 million during the same period in 2015. The increase for the quarter ended March 31, 2016 was driven by analyses looking at projected sales data for existing products and making a corresponding adjustment to state inventories at their lower of cost or market. No specific product or product lines made up a meaningful portion of the overall increase. The recoveries experienced during the first quarter of 2015 related to certain camera components experiencing and a higher than expected utilization in production, which resulted in a recovery of previously recorded reserves.
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
For the three and three months ended March 31, 2016 and 2015, the composition of revenue recognized from arrangements containing multiple elements and those not containing multiple elements was as follows:

	Three Months Ended March 31, 2016						Three Months Ended March 31, 2015
	TASER Weapons		Axon		Total		TASER Weapons		Axon		Total
Arrangements with multiple elements	$4,098	8.9%	$7,477	77.1%	$11,575	20.8%	$1,585	4.1%	$4,557	71.0%	$6,142	13.7%
Arrangements without multiple elements	41,736	91.1	2,219	22.9	43,955	79.2	36,756	95.9	1,864	29.0	38,620	86.3
Total	$45,834	100.0%	$9,696	100.0%	$55,530	100.0%	$38,341	100.0%	$6,421	100.0%	$44,762	100.0%
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $12.9 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2016 tax years. Management determined that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, has established a liability for unrecognized tax benefits of $3.5 million as of March 31, 2016. In addition, we established a $0.1 million liability related to uncertain tax positions for certain state income tax liabilities, for a total unrecognized tax benefit at March 31, 2016 of $3.6 million. Approximately $1.5 million of the unrecognized tax benefit associated with research and development credits has been netted against the research and development credit deferred tax asset. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
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
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of March 31, 2016, the Company would need to generate approximately $48.0 million of pre-tax book income in the U.S. in order to realize the net deferred tax assets for which a benefit has been recorded. This estimate considers the reversal of approximately $11.0 million of taxable temporary differences, which produce $4.1 million of deferred tax liabilities. The Company has state NOLs which expire at various dates between 2017 and 2031. The Company also has federal NOLs of $0.9 million which expire between 2022 and 2024, and are subject to limitation under IRC Section 382. The Company has $43,000 of federal R&D credits which expire in 2022 and 2023, and are also subject to limitation under IRC Section 382. The Company has $6.1 million of Arizona R&D credits carrying forward, which expire at various dates between 2018 and 2030. In the United Kingdom, the Company has $2.0 million of NOLs which do not expire.
We anticipate the Company’s future income to continue to trend upward from our 2016 results, with sufficient pre-tax book income to realize a large portion of our deferred tax assets. As such, we have not recorded a valuation allowance on our deferred tax assets as of March 31, 2016, with the exception of a reserve of approximately $2.0 million that has been recorded due to specific income projections in years in which certain tax assets are set to expire.
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside of the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. It is not practicable to estimate the amount of the deferred tax liability, if any, related to investments in those foreign subsidiaries. If we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

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
We have granted a total of approximately 1.7 million performance-based awards (options and restricted stock units) of which approximately 0.4 million are outstanding as of March 31, 2016, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance. These awards will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in our statements of operations.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit and corporate and municipal bonds with a typical long-term debt rating of “AA” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. Based on investment positions as of March 31, 2016, a hypothetical 100 basis point increase across all maturities would result in a $0.3 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if the Company sold the investments prior to maturity.
Additionally, we have access to a line of credit borrowing facility which bears interest at varying rates, currently at LIBOR plus 1.5% or Prime less 0.75%. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $3.0 million at March 31, 2016. At March 31, 2016, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was approximately $7.0 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
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
The majority of our sales to international customers are transacted in U.S. dollars and therefore, are not subject to exchange rate fluctuations on these transactions. However, the cost of our products to our customers increases when the U.S. dollar strengthens against their local currency, and the Company may have more sales and expenses denominated in foreign currencies during the remainder of 2016 which would increase its foreign exchange rate risk.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation is to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.
During the first quarter of fiscal 2016, we identified deficiencies in our internal controls over the identification and recording of liabilities that resulted in the Company recording out-of-period adjustments totaling $0.7 million that should have been recorded in the fourth quarter of 2015. These deficiencies in internal control over financial reporting resulted from the lack of certain preventative and detective controls which precluded the Company from recording these liabilities timely and accurately.
To remediate the deficiencies described above, we have designed and implemented new controls and procedures to properly ensure transactions are identified and recorded timely and accurately. The deficiencies will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these deficiencies will be completed prior to the end of fiscal year 2016. As remediation has not yet been completed, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2016 at a level that provides reasonable assurance as of the last day of the period covered by this report.

Changes in Internal Control over Financial Reporting
Except as noted above, there was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The discussion of legal proceedings in Note 10 to the unaudited condensed consolidated financial statements included in PART I, ITEM 1 of this Form 10-Q is incorporated by reference herein.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, under the heading “Risk Factors,” which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially, adversely affect our business, financial condition and/or operating results. There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2016, the Company announced that TASER’s Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. The repurchase plan does not have a stated expiration date, but the Company anticipates completing the program in full prior to December 31, 2016. During the three months ended March 31, 2016, the Company purchased approximately 0.5 million common shares under the program for a total cost of approximately $9.0 million, or a weighted average cost of $18.86 per share. As of March 31, 2016, $41.0 million remains available under the plan for future purchases. The table below sets forth information regarding repurchases of our common stock by us during the quarter ended March 31, 2016:

Periods	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2016	—	$—	—	$—
February 1 - 29, 2016	—	—	—	50,000,000
March 1 - 31, 2016	475,340	18.83	475,340	41,037,000
Total	475,340	18.83	475,340

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.

Date:	May 10, 2016
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2016	By:	/s/ DANIEL M. BEHRENDT
Chief Financial Officer
(Principal Financial and
Accounting Officer)