Form 10-Q
period 2016-06-30
TASER INTERNATIONAL INC
filed 2016-08-10
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2016 was 52,193,385.

TASER INTERNATIONAL, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TASER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,306	$59,526
Short-term investments	49,711	50,254
Accounts and notes receivable, net of allowance of $292 and $322 as of June 30, 2016 and December 31, 2015, respectively	30,499	27,701
Inventory, net	21,936	15,763
Prepaid expenses and other current assets	14,323	8,165
Total current assets	153,775	161,409
Property and equipment, net of accumulated depreciation of $37,266 and $36,020 as of June 30, 2016 and December 31, 2015, respectively	22,249	21,848
Deferred income tax assets, net	15,577	13,719
Intangible assets, net	7,228	7,588
Goodwill	9,100	9,596
Long-term investments	4,594	8,525
Other assets	16,172	7,196
Total assets	$228,695	$229,881
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,083	$7,333
Accrued liabilities	10,382	8,643
Current portion of deferred revenue	31,668	20,851
Customer deposits	1,998	1,226
Current portion of notes payable and capital lease payable	62	87
Total current liabilities	52,193	38,140
Deferred revenue, net of current portion	35,098	30,190
Liability for unrecognized tax benefits	1,508	1,315
Long-term deferred compensation	2,759	2,199
Long-term business acquisition contingent consideration	—	952
Other long-term liabilities	2,707	81
Total liabilities	94,265	72,877
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 52,172,547 and 53,692,192 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	181,943	178,143
Treasury stock at cost, 20,220,227 and 18,432,158 shares as of June 30, 2016 and December 31, 2015, respectively	(155,947)	(122,201)
Retained earnings	108,091	100,978
Accumulated other comprehensive income	342	83
Total stockholders’ equity	134,430	157,004
Total liabilities and stockholders’ equity	$228,695	$229,881
The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$58,756	$46,713	$114,286	$91,475
Cost of products sold and services delivered	21,457	15,990	40,085	30,884
Gross margin	37,299	30,723	74,201	60,591
Operating expenses:
Sales, general and administrative	24,379	15,443	49,212	30,008
Research and development	6,710	5,906	13,637	10,464
Total operating expenses	31,089	21,349	62,849	40,472
Income from operations	6,210	9,374	11,352	20,119
Interest income and other (expense) income, net	(123)	99	(5)	34
Income before provision for income taxes	6,087	9,473	11,347	20,153
Provision for income taxes	2,437	3,370	4,234	6,845
Net income	$3,650	$6,103	$7,113	$13,308
Net income per common and common equivalent shares:
Basic	$0.07	$0.11	$0.13	$0.25
Diluted	$0.07	$0.11	$0.13	$0.24
Weighted average number of common and common equivalent shares outstanding:
Basic	52,480	53,644	53,087	53,407
Diluted	53,289	54,800	53,890	54,662

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$3,650	$6,103	$7,113	$13,308
Foreign currency translation adjustments	25	8	259	97
Comprehensive income	$3,675	$6,111	$7,372	$13,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$7,113	$13,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,843	1,362
Purchase accounting adjustments to goodwill	349	—
Loss on inventory nonmonetary exchanges	90	—
Gain on disposal of property and equipment, net	(17)	—
Loss on disposal of intangible assets	14	165
Bond premium amortization	712	826
Stock-based compensation	4,526	3,223
Deferred income taxes	(1,445)	(511)
Unrecognized tax benefits	193	(319)
Tax benefit from stock-based compensation	(88)	(6,245)
Change in assets and liabilities:
Accounts and notes receivable	(3,211)	5,569
Inventory	(6,748)	(5,329)
Prepaid expenses and other assets	(14,657)	(8,174)
Accounts payable, accrued and other liabilities	5,078	3,627
Deferred revenue	15,812	3,133
Customer deposits	772	334
Net cash provided by operating activities	10,336	10,969
Cash flows from investing activities:
Purchases of investments	(28,667)	(38,750)
Proceeds from call / maturity of investments	32,429	21,365
Purchases of property and equipment	(1,964)	(1,770)
Proceeds from disposal of property and equipment	33	—
Purchases of intangible assets	(185)	(201)
Business acquisitions, net of cash acquired	—	(7,840)
Net cash provided by (used in) investing activities	1,646	(27,196)
Cash flows from financing activities:
Repurchase of common stock	(33,746)	—
Proceeds from options exercised	222	2,553
Payroll tax payments for net-settled stock awards	(1,036)	(647)
Payments on capital lease obligation	(19)	(18)
Payments on notes payable	(29)	—
Tax benefit from stock-based compensation	88	6,245
Net cash (used in) provided by financing activities	(34,520)	8,133
Effect of exchange rate changes on cash and cash equivalents	318	81
Net decrease in cash and cash equivalents	(22,220)	(8,013)
Cash and cash equivalents, beginning of period	59,526	48,367
Cash and cash equivalents, end of period	$37,306	$40,354

Supplemental disclosure:
Cash paid for income taxes, net of refunds	$8,271	$4,848
Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$90	$205
The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies
TASER International, Inc. (“TASER” or the “Company”) is a developer and manufacturer of advanced conducted electrical weapons (“CEWs”) designed for use by law enforcement, military, corrections, and private security personnel, and by private individuals for personal defense. In addition, the Company has developed full technology solutions for the capture, storage and management of video/audio evidence as well as other tactical capabilities for use in law enforcement. The Company sells its products worldwide through its direct sales force, distribution partners, online store and third-party resellers. The Company was incorporated in Arizona in September 1993, and reincorporated in Delaware in January 2001. The Company’s corporate headquarters and manufacturing facilities are located in Scottsdale, Arizona. The Company’s software development unit facility is located in Seattle, Washington. TASER International BV, a wholly owned subsidiary of the Company, serves as the Company's international headquarters, and is located in Amsterdam, Netherlands. TASER International BV wholly owns two subsidiaries, Axon Public Safety U.K. LTD and Axon Public Safety AU, that serve as direct sales operations in the United Kingdom and Australia, respectively.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. All material intercompany accounts, transactions, and profits have been eliminated.
a. Basis of Presentation and Use of Estimates
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended December 31, 2015, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Form 10-K for the year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

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

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

c. Geographic Information and Major Customers

For the three and six months ended June 30, 2016 and 2015, net sales by geographic area were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
United States	$52,219	88.9%	$38,695	82.8%	$94,687	82.9%	$74,196	81.1%
Other Countries	6,537	11.1	8,018	17.2	19,599	17.1	17,279	18.9
Total	$58,756	100.0%	$46,713	100.0%	$114,286	100.0%	$91,475	100.0%

Sales to customers outside of the U.S. are typically denominated in U.S. dollars, and are attributed to each country based on the shipping address of the distributor or customer. For the three and six months ended June 30, 2016 and 2015, no individual country outside the U.S. represented more than 10% of net sales. Sales in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of the Company's customers.
For the three and six months ended June 30, 2016 and 2015, no customer represented more than 10% of total net sales. At June 30, 2016 there was one outstanding customer balance from one unaffiliated customer that comprised 16.3% of the aggregate accounts receivable balance. At December 31, 2015, the Company had a trade receivable from one unaffiliated customer comprising 12.5% of the aggregate accounts receivable balance.
d. Income per Common Share
Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Potentially dilutive securities include outstanding stock options and unvested restricted stock units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.
The calculation of the weighted average number of shares outstanding and earnings per share are as follows (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per share:
Net income	$3,650	$6,103	$7,113	$13,308
Denominator:
Weighted average shares outstanding - basic	52,480	53,644	53,087	53,407
Dilutive effect of stock-based awards	809	1,156	803	1,255
Diluted weighted average shares outstanding	53,289	54,800	53,890	54,662
Anti-dilutive stock-based awards excluded	369	153	520	173
Net income per common share:
Basic	$0.07	$0.11	$0.13	$0.25
Diluted	$0.07	$0.11	$0.13	$0.24

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
In 2012, the Company introduced a program, the TASER Assurance Program (“TAP”) whereby a customer purchasing a product and joining the program will have the right to trade-in the original product for a new product of the same or like model in the future. Upon joining TAP, customers also receive an extended warranty for the initial products purchased and spare inventory. Under this program the customer generally pays additional annual installments over the contract period, generally three to five years. The Company records consideration received related to the future product purchase as deferred revenue until all revenue recognition criteria are met, which is generally when the new product is delivered. Consideration related to future product purchases is determined at the inception of the arrangement using management’s best estimate of selling price. Management’s estimate is principally based on the current selling price for such products, with due evaluation of the impact of any expected product and pricing changes, which have historically had an immaterial influence on management’s best estimate of selling price.

In 2015, The Company introduced the Officer Safety Plan (“OSP”) whereby a customer enters into a five year Evidence.com subscription that includes all of its standard advanced features along with unlimited storage. The OSP also includes a service plan that includes upgrades of (i) the Axon devices every 2.5 years and (ii) a TASER CEW at any point within the contract period. Upon entering into the OSP, customers also receive extended warranties on the Axon and CEW devices upon delivery to cover the contract periods as well as spare inventory units. Under this program the customer generally makes an initial purchase of Axon cameras and related accessories, and CEWs at inception along with annual installments for services and future hardware deliverables over the contract period. The Company records consideration received related to the future purchase as deferred revenue until all revenue recognition criteria are met, which is generally when the products or services are delivered.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2016, the Company introduced the TASER 60 Plan ("TASER 60") whereby a customer typically enters into a five year CEW installment purchase arrangement. The TASER 60 plan also includes extended warranties on the CEW devices upon delivery covering the contract periods. Generally, the Company recognizes revenue for the amount allocated to the CEW at the time of sale for the amount of the customer receivable, net of imputed interest, and the amount allocated to the extended warranty is recognized over five years.
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
Changes in the Company’s estimated product warranty liabilities are as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Balance, beginning of period	$314	$675
Utilization of accrual	(49)	(200)
Warranty expense	520	(19)
Balance, end of period	$785	$456
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

The Company has cash equivalents and investments, which at June 30, 2016 and December 31, 2015 were comprised of money market funds, state and municipal obligations, corporate bonds, and certificates of deposits. See additional disclosure regarding the fair value of the Company’s cash equivalents and investments in Note 2. Included in the balance of Other assets as of June 30, 2016 and December 31, 2015 was $2.7 million and $2.2 million, respectively, related to corporate-owned life insurance policies which are used to fund the Company’s deferred compensation plan. The Company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.
The Company’s financial instruments also include accounts and notes receivable, accounts payable, notes payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the accompanying condensed consolidated balance sheets.
h. Valuation of Goodwill, Intangibles and Long-lived Assets

Management evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. Such circumstances could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way products are branded and marketed. In performing the review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. The Company recorded losses on disposal of intangible assets of $14,000 and $0.2 million during the six months ended June 30, 2016 and 2015, respectively.
i. Recently Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). Subsequently, the FASB issued the following accounting standard updates related to Topic 606, Revenue Contracts with Customers:

•
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) in May 2014. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations.

•
ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08") in March 2016. ASU 2016-08 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on principal versus agent considerations.

•
ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10") in April 2016. ASU 2016-10 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on identifying performance obligations and the licensing

•
ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12") in May 2016. ASU 2016-12 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on a few narrow areas and adds some practical expedients to the guidance.

The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is still evaluating the methods of adoption as well as the impact the adoption of this guidance will have on its consolidated financial statements.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) ("ASU 2016-02"). The amendments require that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for the fiscal year beginning after December 15, 2016, including interim periods within that fiscal year. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this guidance to have any impact on its financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02") in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for the fiscal year beginning after December 15, 2018 (including interim periods within that year) using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses ("ASU 2016-13"), which amends ASC 326. The new guidance differs from existing GAAP wherein previous objectives generally delayed recognition of credit losses until the loss was probable. ASU 2016-13 eliminates the probable initial recognition threshold and, instead, reflect an entity’s current estimate of all expected credit losses. The use of forecasted information is intended to incorporate more timely information in the estimate of expected credit loss. ASU 2016-13 is effective for the fiscal year beginning after December 15, 2019, and interim periods within that fiscal year and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-13 on its consolidated financial statements.
j. Out-of-Period Adjustments

During the preparation of the condensed consolidated financial statements for the quarter ended March 31, 2016, the Company identified certain transactions that were recorded in the first quarter of fiscal 2016 that should have been recorded in the fourth quarter of 2015. The transactions would have resulted in a reduction in income from operations for the year and quarter ended December 31, 2015 of $0.8 million. Of the $0.8 million, $0.4 million was for variable selling costs related to certain international sales contracts that were recorded and earned during the fourth quarter, $0.2 million related to a correction of the calculation related to bonus expense that should have been recorded during fiscal 2015, and the remainder was primarily attributable to operating expenses that were incurred but not accrued for as of December 31, 2015.
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

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Cash, Cash Equivalents and Investments
The following tables summarize the Company's cash, cash equivalents, and held-to-maturity investments at June 30, 2016 and December 31, 2015 (in thousands):

	As of June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$35,451	$—	$—	$35,451	$35,451	$—	$—

Level 1:
Money market funds	260	—	—	260	260	—	—
Corporate bonds	34,564	7	(15)	34,556	765	29,975	3,824
Subtotal	34,824	7	(15)	34,816	1,025	29,975	3,824

Level 2:
State and municipal obligations	19,201	10	—	19,211	830	17,601	770
Certificates of deposit	2,135	—	—	2,135	—	2,135	—
Subtotal	21,336	10	—	21,346	830	19,736	770
Total	$91,611	$17	$(15)	$91,613	$37,306	$49,711	$4,594

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$57,137	$—	$—	$57,137	$57,137	$—	$—

Level 1:
Money market funds	2,389	—	—	2,389	2,389	—	—
Corporate bonds	36,406	—	(70)	36,336	—	35,677	729
Subtotal	38,795	—	(70)	38,725	2,389	35,677	729

Level 2:
State and municipal obligations	19,002	11	(9)	19,004	—	12,000	7,002
Certificates of deposit	3,371	—	—	3,371	—	2,577	794
Subtotal	22,373	11	(9)	22,375	—	14,577	7,796
Total	$118,305	$11	$(79)	$118,237	$59,526	$50,254	$8,525
The Company believes the unrealized losses on the Company’s investments are due to interest rate fluctuations. As these investments are either short-term in nature, are expected to be redeemed at par value, and/or because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2016.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the amortized cost and fair value of the short-term and long-term investments held by the Company at June 30, 2016 by contractual maturity (in thousands):

	Amortized Cost	Fair Value
Due in less than one year	$49,711	$49,709
Due after one year, through two years	4,594	4,598
Due after two years	—	—
Total short-term and long-term investments	$54,305	$54,307
3. Inventory
Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials which approximates the first-in, first-out (“FIFO”) method and includes allocations of manufacturing labor and overhead. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventories consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	2016	2015
Raw materials	$11,124	$8,748
Work-in-process	74	105
Finished goods	10,738	6,910
Total inventory	$21,936	$15,763

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2016 were as follows (in thousands):

Balance, beginning of period	$9,596
Purchase accounting adjustments (a)	(349)
Foreign currency translation adjustment	(147)
Balance, end of period	$9,100

(a) Purchase accounting adjustments related to deferred tax liabilities for MediaSolv and Axon Public Safety U.K. LTD. There was no impact to the condensed consolidated statements of operations for these adjustments as a result of the adoption of ASU 2015-16, which was effective for the Company on January 1, 2016.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible assets (other than goodwill) consisted of the following (in thousands):

		June 30, 2016			December 31, 2015
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Domain names	5 years	$125	$(120)	$5	$125	$(120)	$5
Issued patents	4-15 years	1,882	(719)	1,163	1,866	(659)	1,207
Issued trademarks	3-11 years	616	(284)	332	603	(255)	348
Customer relationships	4-8 years	966	(168)	798	1,035	(93)	942
Non-compete agreements	3-4 years	454	(198)	256	464	(164)	300
Developed technology	7 years	3,470	(573)	2,897	3,470	(326)	3,144
Total amortized		7,513	(2,062)	5,451	7,563	(1,617)	5,946
Not amortized:
TASER trademark		900		900	900		900
Patents and trademarks pending		877		877	742		742
Total not amortized		1,777		1,777	1,642		1,642
Total intangible assets		$9,290	$(2,062)	$7,228	$9,205	$(1,617)	$7,588
Amortization expense relative to intangible assets for the three months ended June 30, 2016 and 2015 was approximately $0.2 million and $0.2 million, respectively. Estimated amortization for intangible assets with definitive lives for the remaining nine months of 2016, the next five years ended December 31, and thereafter, is as follows (in thousands):

2016 (remaining six months)	$468
2017	932
2018	920
2019	799
2020	735
2021	728
Thereafter	869
Total	$5,451

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	June 30, 2016			December 31, 2015
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER Weapons	$9,185	$14,991	$24,176	$7,278	$13,982	$21,260
Axon	3,031	2,623	5,654	2,332	2,344	4,676
	12,216	17,614	29,830	9,610	16,326	25,936
Hardware:
TASER Weapons	1,101	3,316	4,417	952	2,459	3,411
Axon	6,602	10,657	17,259	786	7,382	8,168
	7,703	13,973	21,676	1,738	9,841	11,579
Axon Services	11,373	3,511	14,884	9,303	4,023	13,326
Other	376	—	376	200	—	200
Total	$31,668	$35,098	$66,766	$20,851	$30,190	$51,041

	June 30, 2016			December 31, 2015
	Current	Long-Term	Total	Current	Long-Term	Total
TASER Weapons	$10,662	$18,307	$28,969	$8,430	$16,441	$24,871
Axon	21,006	16,791	37,797	12,421	13,749	26,170
Total	$31,668	$35,098	$66,766	$20,851	$30,190	$51,041

6. Accrued Liabilities
Accrued liabilities consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	2016	2015
Accrued salaries and benefits	$5,445	$3,637
Accrued judgments and settlements	—	65
Accrued professional fees	286	718
Accrued warranty expense	785	314
Accrued income and other taxes	670	1,215
Other accrued liabilities	3,196	2,694
Accrued liabilities	$10,382	$8,643

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Income Taxes

Deferred Tax Assets
Net deferred income tax assets at June 30, 2016, include capitalized research and development costs, research and development tax credits, non-qualified stock-based compensation expense, deferred warranty revenue, warranty and inventory reserves, accrued vacation, and other items, partially offset by accelerated depreciation expense and intangible amortization that is not tax deductible. The Company’s total net deferred tax assets at June 30, 2016 were $15.6 million.
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
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of June 30, 2016, the Company continues to demonstrate three-year cumulative pre-tax income in the U.S. federal and Arizona tax jurisdictions; however, the Company's Arizona R&D Tax Credits start to expire in 2018 with a significant tranche with a gross value of $1.2 million expiring if not used by the end of 2019. Under the Company’s new tax structure, it appears that long term investments, which impact short term profits, will likely result in some of the R&D credits expiring before they are utilized. Therefore, management has concluded that it is more likely than not that a portion of the Company’s deferred tax assets will not be realized and has established a valuation allowance.
The Company has completed research and development (“R&D”) tax credit studies which identified approximately $12.9 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2016 tax years. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $3.5 million as of June 30, 2016. In addition, management accrued approximately $0.1 million for estimated uncertain tax positions related to certain state income tax liabilities as of June 30, 2016. The Company does not expect a significant increase or decrease in the total amount of unrecognized tax benefits within 12 months. Should the total unrecognized tax benefit of $3.6 million be recognized, the Company’s effective tax rate would be favorably impacted. Approximately $1.5 million of the unrecognized tax benefit associated with research and development credits has been netted against the research and development credit deferred tax asset.

Effective Tax Rate
The Company’s overall effective tax rate for the six months ended June 30, 2016, after discrete period adjustments, was 37.3%. Before discrete adjustments the tax rate was 37.4%, which is less than the statutory rate primarily due to the impact of income projected in certain foreign jurisdictions and the domestic production activities deduction, partially offset by state taxes and non-deductible expenses for items such as ISO stock option expense, meals and entertainment, and lobbying fees. The Company has completed the full implementation of its new international structure, which began in 2015. In accounting for the income tax effects of this new structure, the Company has recognized income tax expense in the current quarter based on the results it expects for the full year.  Actual results could be different, impacting the Company’s income tax expense in future quarters.
8. Stockholders’ Equity

In May 2016, the Company’s stockholders approved a new stock incentive plan authorizing an additional 2.0 million shares, plus remaining available shares under a prior plan for issuance under the new plan. Combined with the legacy stock incentive plans, there are approximately 2.9 million shares available for grant as of June 30, 2016.

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
Restricted Stock Units
The following table summarizes RSU activity for the six months ended June 30, 2016 (number of units and aggregate intrinsic value in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Units outstanding, beginning of year	1,139	$19.30
Granted	435	16.48
Released	(281)	15.92
Forfeited	(70)	21.13
Units outstanding, end of period	1,223	18.97	$30,432
Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the period, which was $24.88 per share, multiplied by the number of RSUs outstanding. As of June 30, 2016, there was $18.7 million in unrecognized compensation costs related to RSUs under the Company's stock plans. The Company expects to recognize the cost related to the RSUs over a weighted average period of 2.54 years. RSUs are released when vesting requirements are met.
During the six months ended June 30, 2016, the Company granted approximately 0.1 million performance-based RSUs, which are included in the table above. As of June 30, 2016, the performance criteria had only been met for 2,000 of the 0.2 million performance-based RSUs outstanding. Certain of the performance-based RSUs granted in 2016 and 2015 contain provisions whereby the amount of RSUs that ultimately vest is dependent upon the level of achievement of performance metrics. The amount of RSUs included in the table above related to such grants is the target level, which is the Company's best estimate of the amount of RSUs that will vest. The maximum additional number of performance-based RSUs that could be earned is 0.2 million, which are not included in the table above.
Certain RSUs that vested in the six months ended June 30, 2016 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld were approximately 58,300 and had a value of approximately $1.0 million on their respective vesting dates as determined by the Company’s closing stock price. Payments for the employees’ tax obligations are reflected as a financing activity within the statement of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the amount of shares that would have otherwise been issued as a result of the vesting.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Activity
The following table summarizes stock option activity for the six months ended June 30, 2016 (number of units and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, beginning of year	1,103	$5.37
Granted	—	—
Exercised	(45)	4.91
Expired / terminated	—	—
Options outstanding, end of period	1,058	5.39	2.79	$20,613
Options exercisable, end of period	1,027	5.41	2.80	19,996
Options expected to vest, end of period	25	4.75	2.48	503
Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of the Company's common stock of $24.88 on June 30, 2016. The intrinsic value of options exercised for the six months ended June 30, 2016 and 2015 was $0.8 million and $13.2 million, respectively. Options expected to vest are presented net of forfeitures. As of June 30, 2016, total options outstanding includes approximately 0.2 million performance-based stock options, of which approximately 30,600 were unvested and 25,000 expected to vest.

Stock-based Compensation Expense
The estimated fair value of stock-based awards is amortized to expense on a straight-line basis over the service periods. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s forfeiture rate was calculated based on its historical experience of awards which ultimately vested. The following table summarizes the composition of stock stock-based compensation for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of products sold and services delivered	$70	$89	$170	$159
Sales, general and administrative expenses	1,459	925	2,849	1,858
Research and development expenses	777	665	1,507	1,206
Total stock-based compensation	$2,306	$1,679	$4,526	$3,223
Stock Repurchase Plan
In February 2016, the Company announced that TASER’s Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. During the three months ended June 30, 2016, the Company purchased, under a Rule 10b5-1 plan, approximately 1.3 million common shares under the program for a total cost of approximately $24.8 million, or a weighted average cost of $18.92 per share. The weighted average cost includes the average price paid per share of $18.89, plus applicable administrative costs for the transaction. During the six months ended June 30, 2016, the Company purchased, under the Rule 10b5-1 plan, approximately 1.8 million common shares for a total cost of approximately $33.8 million, or a weighted average cost of $18.90 per share. The weighted average cost includes the average price paid per share of $18.87, plus applicable administrative costs for the transaction. No such purchases were made during the six months ended June 31, 2015. As of June 30, 2016, $16.2 million remains available under the plan for future purchases.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Line of Credit
The Company has a $10.0 million revolving line of credit with a domestic bank. At both June 30, 2016 and December 31, 2015, there were no borrowings under the line. As of June 30, 2016, the Company had letters of credit outstanding of approximately $3.0 million under the facility and available borrowing of approximately $7.0 million. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates (currently LIBOR plus 1.5% or Prime less 0.75%). The line of credit matures on July 31, 2017, and requires monthly payments of interest only. The Company’s agreement with the bank requires it to comply with certain financial and other covenants including maintenance of a maximum leverage ratio and minimum fixed charge coverage ratio. The leverage ratio (ratio of total liabilities to tangible net worth) can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At June 30, 2016, the Company’s leverage ratio was 0.80:1 and its fixed charge coverage ratio was 2.24:1. Accordingly, the Company was in compliance with these covenants.
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

In 2009, the Company implemented new risk management strategies, including revisions to product warnings and training to better protect both the Company and its customers from litigation based on ‘failure to warn’ theories - which comprise the vast majority of the cases against the Company. These risk management strategies have been highly effective in reducing the rate and exposure from litigation post-2009. From the third quarter of 2011 to the second quarter of 2016, product liability cases have been reduced from 55 active to nine active cases.

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
Motion of Summary Judgment Granted on all claims except negligent design and manufacture, subject to repleading by Plaintiff. Plaintiff filed an amended complaint for negligent design claims as well as a Petition for Writ of Mandate or Prohibition Petition from the Court; which writ was summarily denied.

Llach	Sep-15	11th Judicial Circuit Court, Miami-Dade County, FL	Wrongful Death	Discovery Phase
Bennett	Sep-15	11th Judicial Circuit Court, Miami-Dade County, FL	Wrongful Death	Discovery Phase

There are no product litigation matters in which the Company is involved that are currently on appeal.

There were no cases dismissed or judgment entered during the second quarter of 2016 and through the date of these financial statements.
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

Other Litigation
In November, 2015 the Company filed a complaint against Phazzer Electronics Inc. and Sang Min International Co. Ltd. for patent infringement, trademark infringement and false advertising. Defendant Phazzer has filed a motion to dismiss. This litigation is in the motion/discovery phase.
In February, 2016 the Company was served with a first amended complaint filed by Digital Ally in the Federal District Court for the District of Kansas alleging patent infringement, commercial bribery, contracts, combinations and conspiracies in restraint

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of trade and unfair or anti-competitive acts and practices. In March 2016 the Company was served with a second amended complaint with similar allegations. The second amended complaint seeks a judgment of infringement, monetary damages, a permanent injunction, punitive damages and attorneys’ fees and costs. The Company believes the second amended complaint is frivolous and the Company will vigorously defend this litigation. The Company has filed a motion to dismiss the claims involving commercial bribery, contracts, combinations and conspiracies in restraint of trade and unfair or anti-competitive acts and practices. This litigation is in the discovery phase.
In April, 2016 the Company was served with a notice of arbitration claim filed by Antoine di Zazzo, the Company’s former distributor in France, for commissions allegedly owed Mr. di Zazzo. The arbitration claim was filed with the International Court of Arbitration of the International Chamber of Commerce in Paris, France, and the amount that is claimed in controversy is approximately $0.6 million. The Company’s records reflect that all commissions that were due Mr. di Zazzo under his contract were paid or offered to him and the Company will vigorously defend this arbitration claim.
General
From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. After carefully assessing the claim, and assuming the Company determines that it is not at fault or it disagrees with the damages or relief demanded, the Company vigorously defends any lawsuit filed against the Company. In certain legal matters, the Company records a liability when losses are deemed probable and reasonably estimable. In evaluating matters for accrual and disclosure purposes, the Company takes into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of our prevailing, the availability of insurance, and the severity of any potential loss. the Company reevaluates and updates our accruals as matters progress over time.

Based on the Company's assessment of outstanding litigation and claims as of June 30, 2016, the Company has determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect its results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by its insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

Off-Balance Sheet Arrangements
Under certain circumstances, the Company uses letters of credit and surety bonds to guarantee its performance under various contracts, principally in connection with the installation and integration of its Axon cameras and related technologies. Certain of the Company's letters of credit contracts and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At June 30, 2016, the Company had outstanding letters of credit of approximately $3.0 million. Of that amount, $2.7 million is expected to expire in May 2017 and $0.3 million is expected to expire in January 2017. Additionally, the Company had approximately $4.7 million of outstanding surety bonds at June 30, 2016, with $2.3 million expiring in April 2021, $2.2 million expiring in July 2018 and the remaining $0.2 million expected to be released in August 2016.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Related Party Transactions

The Company engages Dr. Mark Kroll, a member of the Board of Directors, to provide consulting services. The expenses related to these services were approximately $69,000 and $65,000 for the three months ended June 30, 2016 and 2015, respectively, and $97,000 and $112,000 for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016 and December 31, 2015, the Company had liabilities of approximately $21,000 and $31,000, respectively, related to these services.
The Company subscribes to a mobile collaboration software suite co-founded and managed by Bret Taylor, a member of the Company's Board of Directors. For the period of July 1, 2015 through June 30, 2016, the Company licensed this software for a fee of approximately $20,000 per quarter. As of June 30, 2016 the Company had no prepaid costs related to the annual subscription, and as of December 31, 2015 had prepaid costs of approximately $36,000. On July 1, 2016, the Company entered into an annual subscription, paid in advance, for approximately $120,000.
In connection with the acquisition of Tactical Safety Responses Limited (Note 14), the Company assumed two long-term non-cancellable operating leases for business premises with the former owners, one of whom is an employee of the Company. The leases have an average remaining contractual term of approximately 11 years and require aggregate annual rental payments of approximately $45,000. Prepaid rental payments as of June 30, 2016 were negligible.
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
Contributions to the plans are made by both the employee and the Company. Company contributions to the 401(k) plan are based on the level of employee contributions and are immediately vested. The Company’s matching contributions to the 401(k) plan for each of the three months ended June 30, 2016 and 2015, were approximately $0.4 million and $0.3 million, respectively. The Company expects to make contributions to the non-qualified deferred compensation plan related to the three months ended June 30, 2016, of approximately $6,000. Future matching or profit sharing contributions to the plans are at the Company’s sole discretion.

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
Information relative to the Company’s reportable segments is as follows (in thousands):

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	TASER Weapons	Axon	Total	TASER Weapons	Axon	Total
Product sales	$45,536	$8,331	$53,867	$37,825	$5,930	$43,755
Service revenue	—	4,889	4,889	—	2,958	2,958
Net sales	45,536	13,220	58,756	37,825	8,888	46,713
Cost of products sold	14,489	5,565	20,054	11,278	3,716	14,994
Cost of services delivered	—	1,403	1,403	—	996	996
Gross margin	31,047	6,252	37,299	26,547	4,176	30,723
Sales, general and administrative	14,684	9,695	24,379	10,823	4,620	15,443
Research and development	1,245	5,465	6,710	1,077	4,829	5,906
Income (loss) from operations	$15,118	$(8,908)	$6,210	$14,647	$(5,273)	$9,374
Purchase of property and equipment	$594	$90	$684	$188	$1,158	$1,346
Purchase of intangible assets	51	36	87	35	116	151
Purchase of property and equipment and intangible assets in connection with business acquisition	—	—	—	—	9,694	9,694
Depreciation and amortization	560	382	942	556	189	745

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	TASER Weapons	Axon	Total	TASER Weapons	Axon	Total
Product sales	$91,370	$13,172	$104,542	$76,166	$10,432	$86,598
Service revenue	—	9,744	9,744	—	4,877	4,877
Net sales	91,370	22,916	114,286	76,166	15,309	91,475
Cost of products sold	28,566	8,943	37,509	22,359	6,864	29,223
Cost of services delivered	—	2,576	2,576	—	1,661	1,661
Gross margin	62,804	11,397	74,201	53,807	6,784	60,591
Sales, general and administrative	29,956	19,256	49,212	21,528	8,480	30,008
Research and development	2,365	11,272	13,637	2,267	8,197	10,464
Income (loss) from operations	$30,483	$(19,131)	$11,352	$30,012	$(9,893)	$20,119
Purchase of property and equipment	$1,665	$299	$1,964	$535	$1,235	$1,770
Purchase of intangible assets	113	72	185	81	120	201
Purchase of property and equipment and intangible assets in connection with business acquisition	—	—	—	—	9,694	9,694
Depreciation and amortization	1,132	711	1,843	1,086	276	1,362

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
During the first quarter of 2016, the $1.0 million of earn-outs to former stockholders were earned in full and were paid during the second quarter of 2016. During the three and six months ended June 30, 2016, the Company recorded $0.1 million and $1.0 million, respectively, of earn-outs that were recorded as commission expense, and as of June 30, 2016, $0.8 million of earn-outs were recorded as accrued liabilities within the accompanying condensed consolidated financial statements.
The major classes of assets and liabilities to which the Company allocated the purchase price were as follows (in thousands):

Accounts receivable and other current assets	$590
Inventory	35
Property and equipment	53
Intangible assets	4,145
Goodwill	5,496
Accounts payable and accrued liabilities	(697)
Deferred revenue	(111)
Deferred income tax liabilities, net	(688)
Total purchase price	$8,823
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
Tactical Safety Responses Limited
On July 16, 2015, TASER International B.V., a wholly owned subsidiary of the Company, acquired all of the outstanding capital stock of Tactical Safety Responses Limited ("TSR"), a United Kingdom ("UK") corporation. TSR was the Company's licensed distributor of TASER CEWs and Axon cameras and related accessories in the UK. The acquired entity operates under the name Axon Public Safety UK. The acquisition is intended to help expand the Company's growth across the UK by growing its in-country sales and support team. The total purchase was $3.3 million consisting of $4.0 million cash at close, net of $0.7 million of cash acquired. The Company also agreed to additional amounts in the form of earn-outs, subject to the achievement of predefined performance metrics. The earn-outs were not included as part of the purchase price and will be expensed as compensation in the period earned. During the six months ended June 30, 2016, no amounts were earned under these earn-out provisions.

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
The major classes of assets and liabilities to which the Company has allocated the purchase price, on a preliminary basis, are as follows (in thousands):

Accounts receivable	$726
Inventory	497
Property and equipment	583
Other Assets	20
Intangible assets	881
Goodwill	1,612
Accounts payable and accrued liabilities	(207)
Notes payable	(169)
Income tax liabilities	(609)
Total purchase price	$3,334
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of June 30, 2016, and results of operations for the three and six months ended June 30, 2016 and 2015. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: our strategies relating to our Axon business; future income trends and our ability to realized deferred tax assets; our belief that customers will honor multi-year contracts despite the existence of appropriations (or similar) clauses; the sufficiency and availability of our liquid assets and capital resources; our litigation strategy, including the outcome of legal proceedings in which we are currently involved; future trends relating to Axon margins; that we may have more sales and expenses denominated in foreign currencies in the remainder of 2016; that we may make further repurchases of our common stock; our estimated effective tax rate for full year 2016; that we may engage in currency hedging activities; and the impact of recently adopted and future accounting standards. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward looking statements herein. Such factors include, but are not limited to: the adverse effect of the United Kingdom's exit from the European Union; market acceptance of our products; our dependence on sales of our TASER X26P and X2 CEWs; our ability to design, introduce and sell new products; delays in development schedules; rapid technological change and competition; product defects; breach of our security measures resulting in unauthorized access to customer data; outages and disruptions relating to our Evidence.com service; budgetary and political constraints of prospects and customers; the length of our sales cycle and our ability to realize benefits from our marketing and selling efforts; our exposure to cancellations of government contracts due to appropriation clauses; changes in civil forfeiture laws; the long-term revenue recognition cycle for our SaaS Evidence.com product; our reliance on third party cloud-based storage providers; litigation risks resulting from alleged product-related injuries and media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; the outcome of pending or future litigation; our ability to protect our intellectual property as well as intellectual property infringement claims and relating litigation costs; our successful identification of existing intellectual property rights that might infringe on our developments; competition in foreign countries relating to our inability to protect our patents; risks of governmental regulations, including regulations of our products by the United States Consumer Product Safety Commission, regulation of our products as a "crime control" product by the Federal government, state and local government regulation and foreign regulation and the adverse effects that could result from our products being classified as firearms by the United States Bureau of Alcohol and Firearms; regulatory and political challenges presented by international markets; our compliance with regulations governing the environment, including but not limited to, regulations within the European Union; regulations relating to voice, data and communications services; regulations relating to conflict minerals;  our dependence on third party suppliers for key components of our products; component shortages; rising costs of raw materials and transportation relating to petroleum prices; that we may experience declines in gross margins due to a shift in product sales from CEW to Axon devices; our ability to manage our growth and increase manufacturing production to meet demand; establishment and expansion of our direct and indirect distribution channels; our ability to pursue sales directly with customers; risks relating to acquisitions and joint ventures; goodwill impairment; catastrophic events; quarterly fluctuations in our operating results; the adverse effects on our operations and financial results from foreign currency fluctuations; fluctuations in our effective tax rate; counter-party risks relating to cash balances held in excess of FDIC insurance limits; employee retention risks; volatility in our stock price; and other factors identified in documents filed by us with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2015.

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

Results of Operations

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
The following table presents data from our statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended June 30,
	2016		2015
Net sales	$58,756	100.0%	$46,713	100.0%
Cost of products sold and services delivered	21,457	36.5	15,990	34.2
Gross margin	37,299	63.5	30,723	65.8
Operating expenses:
Sales, general and administrative	24,379	41.5	15,443	33.1
Research and development	6,710	11.4	5,906	12.6
Total operating expenses	31,089	52.9	21,349	45.7
Income from operations	6,210	10.6	9,374	20.1
Interest income and other (expense) income, net	(123)	(0.2)	99	0.2
Income before provision for income taxes	6,087	10.4	9,473	20.3
Provision for income taxes	2,437	4.1	3,370	7.2
Net income	$3,650	6.2%	$6,103	13.1%
Net sales to the U.S. and other countries are summarized as follows (dollars in thousands):

	Three Months Ended June 30,
	2016		2015
United States	$52,219	88.9%	$38,695	82.8%
Other Countries	6,537	11.1	8,018	17.2
Total	$58,756	100.0%	$46,713	100.0%

Net Sales
Net sales by product line were as follows for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,				Dollar Change	Percent Change
	2016		2015
TASER Weapons segment:
TASER X26P	$14,538	24.7%	$13,284	28.4%	$1,254	9.4%
TASER X2	14,008	23.8	10,110	21.6	3,898	38.6
TASER X26	1,383	2.4	1,754	3.8	(371)	(21.2)
TASER Pulse and Bolt (F.K.A. TASER C2)	1,055	1.8	472	1.0	583	123.5
TASER M26	53	0.1	168	0.4	(115)	(68.5)
Single cartridges	10,928	18.6	9,231	19.8	1,697	18.4
Extended warranties including TAP	2,306	3.9	1,794	3.8	512	28.5
Other	1,265	2.2	1,012	2.2	253	25.0
TASER Weapons segment	45,536	77.5	37,825	81.0	7,711	20.4
Axon segment:
Axon Body	2,194	3.7	1,078	2.3	1,116	103.5
Axon Flex	1,521	2.6	1,348	2.9	173	12.8
E-Dock	1,997	3.4	1,066	2.3	931	87.3
Evidence.com	4,887	8.3	2,672	5.7	2,215	82.9
TASER Cam	1,624	2.8	2,008	4.3	(384)	(19.1)
Extended warranties including TAP	776	1.3	343	0.7	433	126.2
Other	221	0.4	373	0.8	(152)	(40.8)
Axon segment	13,220	22.5	8,888	19.0	4,332	48.7
Total net sales	$58,756	100.0%	$46,713	100.0%	$12,043	25.8
* Not meaningful
Net unit sales for the TASER Weapons handles and other products and Axon segment products are as follows:

	Three Months Ended June 30,		Unit Change	Percent Change
	2016	2015
TASER X26P	16,559	15,041	1,518	10.1%
TASER X2	13,479	9,748	3,731	38.3
TASER X26	700	1,285	(585)	(45.5)
TASER M26	202	738	(536)	(72.6)
TASER Pulse and Bolt (F.K.A. TASER C2)	3,020	2,029	991	48.8
Cartridges	414,828	383,221	31,607	8.2
Axon Flex	3,668	5,347	(1,679)	(31.4)
Axon Body	9,686	4,743	4,943	104.2
E-Dock	3,402	1,701	1,701	100.0
TASER Cam	3,132	3,995	(863)	(21.6)
Net sales were $58.8 million and $46.7 million for the three months ended June 30, 2016 and 2015, respectively, an increase of $12.0 million or 25.8%. International revenues were $6.5 million and $8.0 million for the three months ended June 30, 2016 and 2015, respectively, a decrease of $1.5 million or 18.5%.
Net sales for the TASER Weapons segment were $45.5 million and $37.8 million for the three months ended June 30, 2016 and 2015, respectively, an increase of $7.7 million or 20.4%. The increase is primarily attributable to upgrades and continued

adoption of Smart Weapons both domestically and internationally. Sales related to TASER Smart Weapons increased by approximately $5.2 million during the quarter ended June 30, 2016 as compared to the comparable quarter in 2015. The Company also experienced increased purchases under its installment payment programs; Officer Safety Plan and TASER 60. Additionally, the Company increased cartridge sales by $1.7 million to $10.9 million during the quarter ended June 30, 2016 as compared to $9.2 million during 2015.
Net sales for the Axon segment were $13.2 million and $8.9 million for the three months ended June 30, 2016 and 2015, respectively, an increase of $4.3 million or 48.7%. The overall increase in the Axon segment was driven by continued adoption of on-officer cameras and related technologies, including the Company's Evidence.com digital evidence management software suite. Recognized revenue related to the Company's on-officer cameras and related accessories increased approximately $2.2 million. The Company is continuing to enter into new contracts with domestic and international agencies seeking to deploy its technologies. Additionally, the Company's delay in shipment of Axon Body 2 Cameras until the end of the first quarter while it finalized quality review of the product, shifted more revenue to the second quarter than the first quarter of 2016. In 2016, the Company continued to see increased recurring revenues related to its long-term Evidence.com arrangements. Evidence.com revenues for the three months ended June 30, 2016 increased $2.2 million to $4.9 million as compared to the same period in 2015.
To gain more immediate feedback regarding activity for Axon camera products and Evidence.com services, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales), net of cancellations, placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Some bookings will be invoiced in subsequent years. Due to municipal government funding rules, certain of the future year amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although TASER has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be completed, if agencies do not appropriate funds in future year budgets, or enact a cancellation clause, revenue associated with these bookings may not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to Evidence.com and Axon products and services, net of cancellations, were $72.0 million and $30.6 million during the three months ended June 30, 2016 and 2015, respectively, an increase of $41.4 million, or 135.2%.
The chart below illustrates the Company's Axon segment quarterly bookings for each of the previous six fiscal quarters (in thousands):
Cost of Products Sold and Services Delivered
Cost of products sold and services delivered was $21.5 million and $16.0 million for the three months ended June 30, 2016 and 2015, respectively, an increase of $5.5 million or 34.2%. As a percentage of net sales, cost of products sold and services delivered increased to 36.5% for the three months ended June 30, 2016 compared to 34.2% during the same period in 2015.
Within the TASER Weapons segment, cost of products sold increased to $14.5 million for the three months ended June 30, 2016 from $11.3 million in 2015, and increased as a percentage of sales to 31.8% from 29.8%, respectively. The increase as a percentage of sales in the second quarter of 2016 compared to the same period in 2015 is primarily attributable to higher discounting under the Company's upgrade programs and installment payment plans. Variable manufacturing costs remained relatively consistent during these periods.
Within the Axon segment, cost of products sold and services delivered increased to $7.0 million for the three months ended June 30, 2016 from $4.7 million for the same period in 2015. Cost of products sold and services delivered as a percentage of sales decreased slightly to 52.7% for the three months ended June 30, 2016 from 53.0% for the same period in 2015. The overall increase in costs was driven by higher sales volumes, while the decrease in costs as a percentage of sales is driven by the combination of lower direct manufacturing costs for the Axon Body 2 camera compared to the legacy Axon Body camera coupled with overall improvements to our hardware and Evidence.com SaaS margins. There are a number of fixed costs for the Axon segment which, as we generate additional traction in the business, we expect to remain relatively stable and should allow for lower cost of services delivered as a percentage of service revenue over time.
Gross Margin
Gross margin increased $6.6 million to $37.3 million for the three months ended June 30, 2016 compared to $30.7 million for 2015. As a percentage of net sales, gross margin decreased to 63.5% for the three months ended June 30, 2016 compared to 65.8% for 2015.
As a percentage of net sales, gross margin for the TASER Weapons segment decreased to 68.2% from 70.2% for the three months ended June 30, 2016 and 2015, respectively. As a percentage of net sales, gross margin for the Axon segment was 47.3% and 47.0% for the three months ended June 30, 2016 and 2015, respectively.

Sales, General and Administrative Expenses
Sales, general and administrative (“SG&A”) expenses were comprised as follows for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2016	2015
Salaries, benefits and bonus	$9,327	$5,626	$3,701	65.8%
Stock-based compensation	1,459	925	534	57.7
Legal, professional and accounting	1,901	1,279	622	48.6
Sales and marketing	3,520	2,117	1,403	66.3
Consulting and lobbying services	2,425	1,471	954	64.9
Travel and meals	2,068	1,592	476	29.9
Building	889	902	(13)	(1.4)
Supplies	1,143	582	561	96.4
Other	1,647	949	698	73.6
Total sales, general and administrative expenses	$24,379	$15,443	$8,936	57.9
Sales, general, and administrative as a percentage of net sales	41.5%	33.1%
SG&A expenses were $24.4 million and $15.4 million for the three months ended June 30, 2016 and 2015, respectively, an increase of $8.9 million or 57.9%. As a percentage of total net sales, SG&A expenses increased to 41.5% for the three months ended June 30, 2016 compared to 33.1% for the same period in 2015.

SG&A by type and by segment was as follows for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,				Dollar Change	Percent Change
	2016		2015
TASER Weapons segment:
Salaries, benefits and bonus	$5,150	21.1%	$3,704	24.0%	$1,446	39.0%
Stock-based compensation	863	3.5	656	4.2	207	31.6
Legal, professional and accounting	1,566	6.4	1,276	8.3	290	22.7
Sales and marketing	2,102	8.6	1,169	7.6	933	79.8
Consulting and lobbying services	987	4.0	996	6.4	(9)	(0.9)
Travel and meals	964	4.0	893	5.8	71	8.0
Other	3,052	12.5	2,129	13.8	923	43.4
TASER Weapons segment	14,684	60.2	10,823	70.1	3,861	35.7
Axon segment:
Salaries, benefits and bonus	4,177	17.1	1,922	12.4	2,255	117.3
Stock-based compensation	596	2.4	269	1.7	327	121.6
Legal, professional and accounting	335	1.4	3	0.0	332	*
Sales and marketing	1,418	5.8	948	6.1	470	49.6
Consulting and lobbying services	1,438	5.9	475	3.1	963	202.7
Travel and meals	1,104	4.5	699	4.5	405	57.9
Other	627	2.6	304	2.0	323	106.3
Axon segment	9,695	39.8	4,620	29.9	5,075	109.8
Total sales, general and administrative expenses	$24,379	100.0%	$15,443	100.0%	$8,936	57.9
* Not meaningful
Within the TASER Weapons segment, SG&A increased $3.9 million, or 35.7%, to $14.7 million during the three months ended June 30, 2016 as compared to $10.8 million for three months ended June 30, 2015. Salaries, benefits and bonus along with stock compensation increased approximately $1.7 million during the three months ended June 30, 2016 as compared to 2015 as the Company continued its efforts to build out international and direct sales teams internally along with the related support staff during the current quarter. Sales and marketing expenses for the TASER Weapons segment increased approximately $0.9 million during the three months ended June 30, 2016 as compared to 2015 primarily related to higher variable commissions on increased sales during the period.
Within the Axon segment, SG&A increased $5.1 million, or 109.8%, to $9.7 million during the three months ended June 30, 2016 as compared to $4.6 million for the same period in 2015. Salaries, benefits and bonus along with stock compensation increased approximately $2.6 million during the three months ended June 30, 2016 as compared to 2015 as the Company continues to hire additional sales and marketing personnel and general support staff to extend its market leadership position in the on-officer camera and digital evidence management space as well as to ensure the appropriate infrastructure is in place for scalable growth. The increase in sales and marketing personnel also related to an increase in travel and meals of $0.4 million during this period. The increase in sales and marketing of $0.5 million during the three months ended June 30, 2016 as compared to 2015 was due primarily to increased commissions on higher sales. The Company has increased its lobbying efforts during the three months ended June 30, 2016 as compared to 2015 resulting in higher consulting and lobbying services expense of $1.0 million. This effort is aimed at increasing awareness and brand recognition of the Company's Axon platform. The increase in legal fees of $0.3 million relates to the on-going patent litigation suit filed by a competitor of the Company (see Note 10).

Research and Development Expenses
Research and development expenses (“R&D”) expenses were comprised as follows for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2016	2015
Salaries, benefits and bonus	$3,851	$3,184	$667	20.9%
Stock-based compensation	777	665	112	16.8
Legal, professional and accounting	30	182	(152)	(83.5)
Sales and marketing	94	13	81	623.1
Consulting and lobbying services	648	685	(37)	(5.4)
Travel and meals	301	312	(11)	(3.5)
Building	335	226	109	48.2
Supplies	345	267	78	29.2
Other	329	372	(43)	(11.6)
Total research and development expenses	$6,710	$5,906	$804	13.6
Research and development as a percentage of net sales	11.4%	12.6%
R&D expenses were $6.7 million and $5.9 million for the three months ended June 30, 2016 and 2015, respectively, an increase of $0.8 million, or 13.6%. As a percentage of net sales, R&D decreased to 11.4% for the three months ended June 30, 2016 compared to 12.6% for the same period in 2015.
R&D by type and by segment was as follows for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,				Dollar Change	Percent Change
	2016		2015
TASER Weapons segment:
Salaries, benefits and bonus	$419	6.2%	$358	6.1%	$61	17.0%
Stock-based compensation	142	2.1	128	2.2	14	10.9
Legal, professional and accounting	14	0.2	110	1.9	(96)	(87.3)
Sales and marketing	5	0.1	5	0.1	—	—
Consulting and lobbying services	102	1.5	59	1.0	43	72.9
Travel and meals	155	2.3	91	1.5	64	70.3
Other	408	6.1	326	5.5	82	25.2
TASER Weapons segment	1,245	18.6	1,077	18.2	168	15.6
Axon segment:
Salaries, benefits and bonus	3,432	51.1	$2,826	47.8	606	21.4
Stock-based compensation	635	9.5	537	9.1	98	18.2
Legal, professional and accounting	16	0.2	72	1.2	(56)	(77.8)
Sales and marketing	89	1.3	8	0.1	81	*
Consulting and lobbying services	546	8.1	626	10.6	(80)	(12.8)
Travel and meals	146	2.2	221	3.7	(75)	(33.9)
Other	601	9.0	539	9.1	62	11.5
Axon segment	5,465	81.4	4,829	81.8	636	13.2
Total research and development expenses	$6,710	100.0%	$5,906	100.0%	$804	13.6

The Company's Axon segment was responsible for over 80% of the increase in R&D. Of the $0.6 million increase in R&D for the Axon segment, $0.7 million related to salaries and benefits, inclusive of stock-based compensation. The increase in sales and marketing of $0.1 million relates to contractual earn-outs for legacy MediaSolv employees, who work in R&D, that are recorded as commissions expense, as they are tied to executed sales contracts. MediaSolv was acquired during the second quarter of 2015, so minimal expense was recorded during that period. The Company remains focused on growing the Axon segment as it adds headcount and external resources to develop new products and services to further advance its scalable cloud-connected device platform.
Provision for Income Taxes
The provision for income taxes was $2.4 million for the three months ended June 30, 2016, which was an effective tax rate of 40.0%. Our estimated full year effective income tax rate for 2016, before discrete period adjustments, is approximately 37.8%, which is more than the statutory rate primarily due to state taxes and non-deductible expenses for items such as meals and entertainment and lobbying fees, and is also impacted by losses projected in certain foreign jurisdictions. The Company has completed the full implementation of its new international structure, which began in 2015. In accounting for the income tax effects of this new structure, the Company has recognized income tax expense in the current quarter based on the results it expects for the full year.  Actual results could be different, impacting the Company’s income tax expense in future quarters.  The Company has chosen this method, from among those available to it, because of its expectation that it will produce the least amount of variability during the year.
Net Income
Our net income decreased by $2.5 million to $3.7 million for the three months ended June 30, 2016 compared to $6.1 million for the same period in 2015. Net income per basic and diluted share was $0.07 for the three months ended June 30, 2016 compared to $0.11 per basic and diluted share for the same period in 2015.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
The following table presents data from our statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Six Months Ended June 30,
	2016		2015
Net sales	$114,286	100.0%	$91,475	100.0%
Cost of products sold and services delivered	40,085	35.1	30,884	33.8
Gross margin	74,201	64.9	60,591	66.2
Operating expenses:
Sales, general and administrative	49,212	43.1	30,008	32.8
Research and development	13,637	11.9	10,464	11.4
Total operating expenses	62,849	55.0	40,472	44.2
Income from operations	11,352	9.9	20,119	22.0
Interest income and other (expense) income, net	(5)	0.0	34	0.0
Income before provision for income taxes	11,347	9.9	20,153	22.0
Provision for income taxes	4,234	3.7	6,845	7.5
Net income	$7,113	6.2%	$13,308	14.5%
Net sales to the U.S. and other countries are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2016		2015
United States	$94,687	82.9%	$74,196	81.1%
Other Countries	19,599	17.1	17,279	18.9
Total	$114,286	100.0%	$91,475	100.0%

Net Sales
Net sales by product line were as follows for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,				Dollar Change	Percent Change
	2016		2015
TASER Weapons segment:
TASER X26P	$33,314	29.1%	$28,356	31.0%	$4,958	17.5%
TASER X2	23,622	20.7	18,637	20.4	4,985	26.7
TASER X26	2,781	2.4	4,223	4.6	(1,442)	(34.1)
TASER Pulse and Bolt (F.K.A. TASER C2)	1,597	1.4	961	1.1	143	14.9
TASER M26	200	0.2	322	0.4	(122)	(37.9)
Single cartridges	23,115	20.2	18,233	19.9	4,882	26.8
Extended warranties including TAP	4,457	3.9	2,822	3.1	1,635	57.9
Other	2,284	2.0	2,612	2.9	(328)	(12.6)
TASER Weapons segment	91,370	79.9	76,166	83.3	15,204	20.0
Axon segment:
Axon Body	3,677	3.2	2,289	2.5	1,388	60.6
Axon Flex	2,443	2.1	2,593	2.8	(150)	(5.8)
E-Dock	2,485	2.2	1,879	2.1	606	32.3
Evidence.com	9,477	8.3	4,591	5.0	4,886	106.4
TASER Cam	2,615	2.3	2,986	3.3	(371)	(12.4)
Extended warranties including TAP	1,419	1.2	637	0.7	782	122.8
Other	800	0.7	334	0.4	466	139.5
Axon segment	22,916	20.1	15,309	16.7	7,607	49.7
Total net sales	$114,286	100.0%	$91,475	100.0%	$22,811	24.9
* Not meaningful
Net unit sales for the TASER Weapons handles and other products and Axon segment products are as follows:

	Six Months Ended June 30,		Unit Change	Percent Change
	2016	2015
TASER X26P	35,126	32,287	2,839	8.8%
TASER X2	22,216	17,474	4,742	27.1
TASER X26	1,521	3,523	(2,002)	(56.8)
TASER M26	736	1,243	(507)	(40.8)
TASER Pulse and Bolt (F.K.A. TASER C2)	4,586	3,984	602	15.1
Cartridges	879,985	753,881	126,104	16.7
Axon Flex	6,065	9,162	(3,097)	(33.8)
Axon Body	15,884	10,603	5,281	49.8
E-Dock	4,804	3,479	1,325	38.1
TASER Cam	5,137	6,106	(969)	(15.9)
Net sales were $114.3 million and $91.5 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $22.8 million or 24.9%. Net sales for the TASER Weapons segment were $91.4 million and $76.2 million for six months ended June 30, 2016 and 2015, respectively, an increase of $15.2 million or 20.0%. Net sales for the Axon segment were $22.9 million and $15.3 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $7.6 million or 49.7%.

The increase in net sales for the six months ended June 30, 2016 compared to same period in 2015 in the TASER Weapons segment was primarily attributable to upgrades and continued adoption of Smart Weapons both domestically and internationally. The Company received increased purchases under its installment payment programs; Officer Safety Plan and TASER 60. Additionally, the Company experienced growth in cartridge sales increasing $4.9 million to $23.1 million during the six months ended June 30, 2016 as compared to $18.2 million during 2015. The overall increase in the Axon segment was driven by continued adoption of on-officer cameras and related technology. The Company continued to see increased recurring revenues related to its long-term Evidence.com arrangements. Revenues related to Evidence.com services increased $4.9 million to $9.5 million during the six months ended June 30, 2016 compared to $4.6 million during the same period in 2015
Cost of Products Sold and Services Delivered
Cost of products sold and services delivered was $40.1 million and $30.9 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $9.2 million or 29.8%. As a percentage of net sales, cost of products sold and services delivered decreased to 35.1% for the six months ended June 30, 2016 compared to 33.8% during the same period in 2015.
Within the TASER Weapons segment, cost of products sold increased $6.2 million, or 27.8%, to $28.6 million for the six months ended June 30, 2016, compared to $22.4 million in 2015, but increased as a percentage of sales to 31.3% from 29.4%. This increase is primarily attributable to higher discounting under the Company's upgrade programs and installment payment plans. Variable manufacturing costs remained relatively consistent during these periods.
Within the Axon segment, cost of products sold and services delivered were $11.5 million for the six months ended June 30, 2016, an increase of $3.0 million, or 35.1% from the same period in 2015. The overall increase in costs was driven by higher sales volumes, while the decrease in costs as a percentage of sales is driven by the combination of lower direct manufacturing costs for the Axon Body 2 camera compared to the legacy Axon Body camera coupled with overall improvements to our hardware and Evidence.com SaaS margins. There are a number of fixed costs for the Axon segment which, as we generate additional traction in the business, we expect to remain relatively stable and should allow for lower cost of services delivered as a percentage of service revenue over time.
Gross Margin
Gross margin increased $13.6 million to $74.2 million for the six months ended June 30, 2016 compared to $60.6 million for 2015. As a percentage of net sales, gross margin decreased to 64.9% for the six months ended June 30, 2016 compared to 66.2% for the six months ended June 30, 2015. As a percentage of net sales, gross margin for the TASER Weapons segment was 68.7% and 70.6% for the six months ended June 30, 2016 and 2015, respectively, while the same measure for these periods for the Axon segment were 49.7% and 44.3%, respectively.

Sales, General and Administrative Expenses

Sales, general and administrative (“SG&A”) expenses were comprised as follows for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,		Dollar Change	Percent Change
	2016	2015
Salaries, benefits and bonus	$19,001	$10,989	$8,012	72.9%
Stock-based compensation	2,849	1,858	991	53.3
Legal, professional and accounting	3,574	2,744	830	30.2
Sales and marketing	8,327	4,322	4,005	92.7
Consulting and lobbying services	4,648	2,641	2,007	76.0
Travel and meals	4,087	2,864	1,223	42.7
Building	1,873	1,676	197	11.8
Supplies	2,081	1,138	943	82.9
Other	2,772	1,776	996	56.1
Total sales, general and administrative expenses	$49,212	$30,008	$19,204	64.0
Sales, general, and administrative as a percentage of net sales	43.1%	32.8%
SG&A expenses were $49.2 million and $30.0 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $19.2 million or 64.0%. As a percentage of total net sales, SG&A expenses increased to 43.1% for the six months ended June 30, 2016 compared to 32.8% for the same period in 2015.
SG&A by type and by segment was as follows for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,				Dollar Change	Percent Change
	2016		2015
TASER Weapons segment:
Salaries, benefits and bonus	$10,870	22.1%	$7,599	25.3%	$3,271	43.0%
Stock-based compensation	1,621	3.3	1,308	4.4	313	23.9
Legal, professional and accounting	3,205	6.5	2,702	9.0	503	18.6
Sales and marketing	4,770	9.7	2,403	8.0	2,367	98.5
Consulting and lobbying services	2,220	4.5	1,678	5.6	542	32.3
Travel and meals	1,909	3.9	1,645	5.5	264	16.0
Other	5,361	10.9	4,193	14.0	1,168	27.9
TASER Weapons segment	29,956	60.9	21,528	71.7	8,428	39.1
Axon segment:
Salaries, benefits and bonus	8,131	16.5	3,390	11.3	4,741	139.9
Stock-based compensation	1,228	2.5	550	1.8	678	123.3
Legal, professional and accounting	369	0.7	42	0.1	327	778.6
Sales and marketing	3,557	7.2	1,919	6.4	1,638	85.4
Consulting and lobbying services	2,428	4.9	963	3.2	1,465	152.1
Travel and meals	2,178	4.4	1,219	4.1	959	78.7
Other	1,365	2.8	397	1.3	968	243.8
Axon segment	19,256	39.1	8,480	28.3	10,776	127.1
Total sales, general and administrative expenses	$49,212	100.0%	$30,008	100.0%	$19,204	64.0
Within the TASER Weapons segment, SG&A increased $8.4 million, or 39.1%, to $30.0 million during the six months ended June 30, 2016 as compared to $21.5 million for six months ended June 30, 2015. Salaries, benefits and bonus along with stock compensation increased approximately $3.6 million during the six months ended June 30, 2016 as compared to 2015 as the Company continued its efforts to build out international and direct sales teams internally along with the related support staff. Sales and marketing expenses for the TASER Weapons segment increased approximately $2.4 million during the six months ended June 30, 2016 as compared to 2015 primarily related to higher variable commissions on increased sales during the period. The Company incurred higher legal and professional fees during the six months ended June 30, 2016 as compared to 2015 primarily attributable to the growth internationally and the setting up of new international subsidiaries.
Within the Axon segment, SG&A increased $10.8 million, or 127.1%, to $19.3 million during the six months ended June 30, 2016 as compared to $8.5 million for the same period in 2015. Salaries, benefits and bonus along with stock compensation increased approximately $5.4 million during the six months ended June 30, 2016 as compared to 2015 as the Company continues to hire additional sales and marketing personnel and general support staff to extend its market leadership position in the on-officer camera and digital evidence management space as well as to ensure the appropriate infrastructure is in place for scalable growth. The increase in sales and marketing personnel also related to an increase in travel and meals of $1.0 million during this period. The increase in sales and marketing of $1.6 million during the six months ended June 30, 2016 as compared to 2015 was due primarily to increased commissions on higher sales. The Company has increased its lobbying efforts during the six months ended June 30, 2016 as compared to 2015 resulting in higher consulting and lobbying services expense of $1.5 million. This effort is aimed at increasing awareness and brand recognition of the Company's Axon platform.
Research and Development Expenses
Research and development expenses were comprised as follows for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,		Dollar Change	Percent Change
	2016	2015
Salaries, benefits and bonus	$7,701	$5,765	$1,936	33.6%
Stock-based compensation	1,507	1,206	301	25.0
Legal, professional and accounting	126	427	(301)	(70.5)
Sales and marketing	518	43	475	*
Consulting and lobbying services	1,267	1,169	98	8.4
Travel and meals	492	451	41	9.1
Building	703	356	347	97.5
Supplies	631	449	182	40.5
Other	692	598	94	15.7
Total research and development expenses	$13,637	$10,464	$3,173	30.3
Research and development as a percentage of net sales	11.9%	11.4%
* Not meaningful
R&D expenses were $13.6 million and $10.5 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $3.2 million, or 30.3%. As a percentage of net sales, R&D increased to 11.9% for the six months ended June 30, 2016 compared to 11.4% for the same period in 2015.

R&D by type and by segment was as follows for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,				Dollar Change	Percent Change
	2016		2015
TASER Weapons segment:
Salaries, benefits and bonus	$713	5.2%	$919	8.8%	$(206)	(22.4)%
Stock-based compensation	285	2.1	184	1.8	101	54.9
Legal, professional and accounting	98	0.7	204	1.9	(106)	(52.0)
Sales and marketing	5	0.0	14	0.1	(9)	(64.3)
Consulting and lobbying services	338	2.5	185	1.8	153	82.7
Travel and meals	192	1.4	131	1.3	61	46.6
Other	734	5.4	630	6.0	104	16.5
TASER Weapons segment	2,365	17.3	2,267	21.7	98	4.3
Axon segment:
Salaries, benefits and bonus	6,988	51.2	$4,846	46.3	2,142	44.2
Stock-based compensation	1,222	9.0	1,022	9.8	200	19.6
Legal, professional and accounting	28	0.2	223	2.1	(195)	(87.4)
Sales and marketing	513	3.8	29	0.3	484	*
Consulting and lobbying services	929	6.8	984	9.4	(55)	(5.6)
Travel and meals	300	2.2	320	3.1	(20)	(6.3)
Other	1,292	9.5	773	7.4	519	67.1
Axon segment	11,272	82.7	8,197	78.3	3,075	37.5
Total research and development expenses	$13,637	100.0%	$10,464	100.0%	$3,173	30.3
The Company's Axon segment made up essentially the entire increase of R&D. Of the $3.1 million increase in R&D for the Axon segment, $2.3 million related to salaries and benefits, inclusive of stock-based compensation. The Company remains focused on growing the Axon segment as it adds headcount and external resources to develop new products and services to further advance its scalable cloud-connected device platform. The increase in sales and marketing of $0.5 million relates to contractual earn-outs for legacy MediaSolv employees, who work in R&D, that are recorded as commissions expense, as they are tied to executed sales contracts. MediaSolv was acquired during the second quarter of 2015, so minimal expense was recorded during that period. Other expenses increased $0.5 million, and includes costs such as supplies, building related expenses and general operating expenses, which have increased due to higher employee head-count during 2016 as compared to 2015.
Provision for Income Taxes
The provision for income taxes was $4.2 million for the six months ended June 30, 2016, which was an effective tax rate of 37.3%. Our estimated full year effective income tax rate for 2016, before discrete period adjustments, is approximately 37.8%, which is more than the statutory rate primarily due to state taxes and non-deductible expenses for items such as meals and entertainment and lobbying fees, and is also impacted by losses projected in certain foreign jurisdictions. The Company has completed the full implementation of its new international structure, which began in 2015.  In accounting for the income tax effects of this new structure, the Company has recognized income tax expense in the current quarter based on the results it expects for the full year.  Actual results could be different, impacting the Company’s income tax expense in future quarters.  The Company has chosen this method, from among those available to it, because of its expectation that it will produce the least amount of variability during the year.
Net Income
Our net income decreased by $6.2 million to $7.1 million for the six months ended June 30, 2016 compared to $13.3 million for the same period in 2015. Net income per basic and diluted share was $0.13 for the six months ended June 30, 2016, compared to $0.25 and $0.24 per basic and diluted share, respectively, for the same period in 2015.

Three Months Ended June 30, 2016 Compared to the Three Months Ended March 31, 2016

Net Sales
Net sales by product line were as follows for the three months ended June 30, 2016 and March 31, 2016 (dollars in thousands):

	Three Months Ended June 30, 2016		Three Months Ended March 31, 2016		Dollar Change	Percent Change
TASER Weapons segment:
TASER X26P	$14,538	24.7%	$18,776	33.8%	$(4,238)	(22.6)%
TASER X2	14,008	23.8	9,614	17.3	4,394	45.7
TASER X26	1,383	2.4	1,398	2.5	(15)	(1.1)
TASER Pulse and Bolt (F.K.A. TASER C2)	1,055	1.8	542	1.0	513	94.6
TASER M26	53	0.1	147	0.3	(94)	(63.9)
Single cartridges	10,928	18.6	12,187	21.9	(1,259)	(10.3)
Extended warranties including TAP	2,306	3.9	2,151	3.9	155	7.2
Other	1,265	2.2	1,019	1.8	246	24.1
TASER Weapons segment	45,536	77.5	45,834	82.5	(298)	(0.7)
Axon segment:
Axon Body	2,194	3.7	1,483	2.7	711	47.9
Axon Flex	1,521	2.6	922	1.7	599	65.0
E-Dock	1,997	3.4	488	0.9	1,509	309.2
Evidence.com	4,887	8.3	4,590	8.3	297	6.5
TASER Cam	1,624	2.8	991	1.8	633	63.9
Extended warranties including TAP	776	1.3	643	1.2	133	20.7
Other	221	0.4	579	1.0	(358)	(61.8)
Axon segment	13,220	22.5	9,696	17.5	3,524	36.3
Total net sales	$58,756	100.0%	$55,530	100.0%	$3,226	5.8
Net unit sales for the TASER Weapons handles and other products and Axon segment products are as follows:

	Three Months Ended June 30, 2016	Three Months Ended March 31, 2016	Unit Change	Percent Change
TASER X26P	16,559	18,567	(2,008)	(10.8)%
TASER X2	13,479	8,737	4,742	54.3
TASER X26	700	821	(121)	(14.7)
TASER M26	202	534	(332)	(62.2)
TASER Pulse and Bolt (F.K.A. TASER C2)	3,020	1,566	1,454	92.8
Cartridges	414,828	465,157	(50,329)	(10.8)
Axon Flex	3,668	2,397	1,271	53.0
Axon Body	9,686	6,198	3,488	56.3
E-Dock	3,402	1,402	2,000	142.7
TASER Cam	3,132	2,005	1,127	56.2
Net sales were $58.8 million and $55.5 million for the three months ended June 30, 2016 and March 31, 2016, respectively, an increase of $3.2 million or 5.8%. Net sales for the TASER Weapons segment were $45.5 million and $45.8 million for the three months ended June 30, 2016 and March 31, 2016, respectively, a decrease of $0.3 million or 0.7%. International revenues decreased $6.5 million or 50.0% in the current quarter to $6.5 million for the three months ended June 30, 2016 from $13.1 million during the three months ended March 31, 2016. The decrease during the second quarter of 2016 was primarily related to a single large international order of approximately $6.0 million completed during this first quarter. This decrease was partially offset by higher domestic sales, specifically a large single order of approximately $4.0 million.
Net sales for the Axon segment were $13.2 million and $9.7 million for the three months ended June 30, 2016 and March 31, 2016 respectively, an increase of $3.5 million or 36.3%. The overall increase in the Axon segment is still driven by continued adoption of on-officer cameras and related technology. Additionally, the Company's delay in shipment of Axon Body 2 Cameras until the end of the first quarter while it finalized quality review of the product, which shifted more revenue to the second quarter than the first quarter of 2016.

Liquidity and Capital Resources
Summary
As of June 30, 2016, we had $91.6 million of cash, cash equivalents and investments, a decrease of $26.7 million from the end of 2015.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2016	2015
Operating activities	$10,336	$10,969
Investing activities	1,646	(27,196)
Financing activities	(34,520)	8,133
Effect of exchange rate changes on cash and cash equivalents	318	81
Net decrease in cash and cash equivalents	$(22,220)	$(8,013)
Operating activities
Net cash provided by operating activities in the first six months of 2016 of $10.3 million consisted of $7.1 million in net income impacted by the net increase of non-cash income statement items totaling $6.2 million and decrease of $3.0 million for the net change in operating assets and liabilities. Included in the non-cash items were $1.8 million in depreciation and amortization expense, $4.5 million in stock-based compensation expense and $0.7 million of bond premium amortization. These non-cash impacts were partially offset by deferred income tax expense of $1.4 million. Changes in operating assets and liabilities resulted in a net decrease to cash provided by operating activities of $3.0 million. The most significant component of this decrease related to increases in prepaid expenses and other assets of prepaid expenses and other assets of $14.7 million. This increase was primarily driven by $3.6 million of restricted cash related to a customer contract requiring certain contractual payments to be deposited in escrow, increases in long-term receivables of $3.2 million related to the Company's Officer Safety Plan and TASER 60 purchase programs, a $2.6 million increase in income taxes receivable, increased prepaid commissions of $1.5 million related to higher sales, and $1.0 million related to increases in prepaid software licenses and related maintenance arrangements. Cash from operations also decreased due to increases in accounts and notes receivable of $3.2 million driven by higher sales and increases in inventory of $6.7 million as the Company continues to invest in anticipation of higher future sales. These decreases were partially offset by increases in accounts payable, accrued and other liabilities of $5.1 million along with increases in deferred revenue and customer deposits of $15.8 million and $0.8 million, respectively. The increase in deferred revenue and deposits was primarily driven by the continued adoption of Axon products and services that are typically invoiced at inception of the contract, and recognized over the duration of the contract period as hardware and services are delivered. Of the increase in deferred revenue, $10.1 million resulted from increased hardware deferred revenue along with increased deferred warranty revenue of $3.9 million, and increased Axon Services, including Evidence.com subscriptions, of $1.6 million, with the remaining $0.2 million made up primarily of deferred training revenue.

Net cash provided by operating activities in the first six months of 2015 of $11.0 million consisted of $13.3 million in net income offset by the net decrease of non-cash income statement items totaling $1.5 million and decrease of $0.8 million for the net change in operating assets and liabilities. Included in the non-cash items were $1.4 million in depreciation and amortization expense, $3.2 million in stock-based compensation expense and $0.8 million of bond premium amortization. These additions were offset by an $6.2 million reduction related to excess tax benefit from stock-based compensation that is treated as a financing activity for cash flow purposes. The most significant increases to the portion of cash from operating activities related to the changes in operating assets and liabilities were a $5.6 million decrease in accounts receivable, an increase in deferred revenue of $3.1 million, and change in accounts payable, accrued liabilities and other liabilities of $3.6 million. The increase in deferred revenue is driven by the continued adoption of Axon products and services that are typically invoiced at inception of the contract, and recognized over the duration of the contract period as hardware and services are delivered. Of the increase in deferred revenue, $3.1 million resulted from increased hardware deferred revenue from TASER Assurance Program sales along with increased deferred warranty revenue of $0.9 million, which was partially offset by a decrease of $1.0 million related to prepayments for Axon SaaS services. Offsetting these increases in cash from operating activities were increased prepaid expenses and other assets of $8.2 million and an increase in inventory of $5.3 million.

Investing activities
We generated $1.6 million from investing activities during the first six months of 2016. Maturities and calls of investments, net or purchases, were $3.8 million. The Company invested $2.1 million in the purchase of property and equipment and intangible assets which partially offset the increase related to net investment activity.
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
Financing activities
Net cash used in financing activities was $34.5 million during the first six months of 2016. During the first six months of 2016, the Company repurchased $33.7 million of the Company's common stock, reflecting a weighted average cost of $18.92 per share, inclusive of applicable administrative costs for the transactions. Additionally, the Company paid payroll taxes of $1.0 million on behalf of employees who net-settled stock awards during the period.
Net cash provided by financing activities was $8.1 million during the first six months of 2015. This was comprised primarily of $2.6 million of proceeds from the exercise of stock options and $6.2 million of excess tax benefit from stock proceeds offset by $0.6 million of payroll taxes funded by the Company on behalf of employees who net-settled stock awards during the period.
Liquidity and Capital Resources
Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. In addition, our $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates, currently LIBOR plus 1.5% or Prime less 0.75%. At June 30, 2016 and December 31, 2015, there were no borrowings under the line. As of June 30, 2016, we had letters of credit outstanding of $3.0 million, leaving the net amount available for borrowing of approximately $7.0 million. The facility matures on July 31, 2017.
Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of a maximum leverage ratio and minimum fixed charge coverage ratio. The leverage ratio (ratio of total liabilities to tangible net worth) can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At June 30, 2016, the Company’s leverage ratio was 0.80:1 and its fixed charge coverage ratio was 2.24:1. Accordingly, the Company was in compliance with these covenants.
Based on our strong balance sheet and the fact that we only had approximately $0.1 million of total long-term debt and capital lease obligations at June 30, 2016, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.
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
Product Warranties
The Company warranties its CEWs, Axon cameras and E-Docks from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for our standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. We estimate future warranty costs based on historical data related to returns and warranty costs on a quarterly basis and apply this rate to current product anticipated returns from our customers. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. The accrued warranty liability is reviewed quarterly to evaluate whether it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of June 30, 2016 and December 31, 2015, our reserve for warranty returns was approximately $0.8 million and $0.3 million, respectively. Warranty expense (recoveries) for the six months ended June 30, 2016 and 2015 was $0.5 million and $(19,000), respectively, net of costs incurred to service warrantied units. The increase in warranty reserve and related expense as of and for the six months ended June 30, 2016 was primarily driven by additional warranty reserves related to the launch of the Axon Body 2 on-officer body camera, for which the Company has provided a supplemental reserve for uncertainties surrounding potential return rates due to the product being new without a well-established return rate, which is standard with a new product the Company introduces. As the Company continues investing in the development of new technologies it will continue to assess the adequacy of its reserve related to inherent uncertainties with new product offerings.
Revenue related to separately-priced extended warranties is recorded as deferred revenue at its contractual amount and subsequently recognized in net sales on a straight-line basis over the delivery period. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.
Inventory
Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities and a determination of what costs are considered to be abnormal fixed production costs, which are expensed as current period charges. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. During the six months ended June 30, 2016, the Company recorded provisions for excess and obsolete inventory of approximately $0.7 million compared to recoveries of $0.1 million during the same period in 2015. The increase for the six months ended June 30, 2016 was driven by analyses looking at projected sales data for existing products and making a corresponding adjustment to state inventories at their lower of cost or market. No specific product or product lines made up a meaningful portion of the overall increase.

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
For the three and six months ended June 30, 2016 and 2015, the composition of revenue recognized from arrangements containing multiple elements and those not containing multiple elements was as follows (dollars in thousands):

	Three Months Ended June 30, 2016						Three Months Ended June 30, 2015
	TASER Weapons		Axon		Total		TASER Weapons		Axon		Total
Arrangements with multiple elements	$7,094	15.6%	$10,709	81.0%	$17,803	30.3%	$1,694	4.5%	$6,168	69.4%	$7,862	16.8%
Arrangements without multiple elements	38,442	84.4	2,511	19.0	40,953	69.7	36,131	95.5	2,720	30.6	38,851	83.2
Total	$45,536	100.0%	$13,220	100.0%	$58,756	100.0%	$37,825	100.0%	$8,888	100.0%	$46,713	100.0%

	Six Months Ended June 30, 2016						Six Months Ended June 30, 2015
	TASER Weapons		Axon		Total		TASER Weapons		Axon		Total
Arrangements with multiple elements	$11,192	12.2%	$18,186	79.4%	$29,378	25.7%	$3,279	4.3%	$10,726	70.1%	$14,005	15.3%
Arrangements without multiple elements	80,178	87.8	4,730	20.6	84,908	74.3	72,887	95.7	4,583	29.9	77,470	84.7
Total	$91,370	100.0%	$22,916	100.0%	$114,286	100.0%	$76,166	100.0%	$15,309	100.0%	$91,475	100.0%
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $12.9 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2016 tax years. Management determined that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, has established a liability for unrecognized tax benefits of $3.5 million as of June 30, 2016. In addition, we established a $0.1 million liability related to uncertain tax positions for certain state income tax liabilities, for a total unrecognized tax benefit at June 30, 2016 of $3.6 million. Approximately $1.5 million of the unrecognized tax benefit associated with research and development credits has been netted against the research and development credit deferred tax asset. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
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
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of June 30, 2016, the Company would need to generate approximately $44.0 million of pre-tax book income in the U.S. in order to realize the net deferred tax assets for which a benefit has been recorded. This estimate considers the reversal of approximately $11.0 million of taxable temporary differences, which produce $4.1 million of deferred tax liabilities. The Company has state NOLs which expire at various dates between 2017 and 2031. The Company also has federal NOLs of $1.5 million which expire between 2023 and 2034, and are subject to limitation under IRC Section 382. The Company has $43,000 of federal R&D credits which expire in 2022 and 2023, and are also subject to limitation under IRC Section 382. The Company has $6.1 million of Arizona R&D credits carrying forward, which expire at various dates between 2018 and 2030. In the United Kingdom, the Company has $3.4 million of NOLs which do not expire.
We anticipate the Company’s future income to continue to trend upward from our 2016 results, with sufficient pre-tax book income to realize a large portion of our deferred tax assets. As such, we have not recorded a valuation allowance on our deferred tax assets as of June 30, 2016, with the exception of a reserve of approximately $2.0 million that has been recorded due to specific income projections in years in which certain tax assets are set to expire.
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
We have granted a total of approximately 1.7 million performance-based awards (options and restricted stock units) of which approximately 0.4 million are outstanding as of June 30, 2016, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance. These awards will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in our statements of operations.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit and corporate and municipal bonds with a typical long-term debt rating of “AA” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. Based on investment positions as of June 30, 2016, a hypothetical 100 basis point increase across all maturities would result in a $0.2 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if the Company sold the investments prior to maturity.
Additionally, we have access to a $10.0 million line of credit borrowing facility which bears interest at varying rates, currently at LIBOR plus 1.5% or Prime less 0.75%. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $3.0 million at June 30, 2016. At June 30, 2016, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was approximately $7.0 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
Exchange Rate Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, in each case compared to the U.S. Dollar, related to transactions by TASER Europe SE, Axon Public Safety UK LTD, Axon Public Safety AU, Axon Public Safety Canada and TASER International BV. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.
During the second quarter of fiscal 2016, we identified a material weakness in our internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
During the first six months of fiscal 2016, we identified deficiencies in our internal controls over the identification and recording of liabilities that resulted in the Company recording out-of-period adjustments that should have been recorded in the fourth quarter of 2015.  Additionally, during the second quarter of fiscal 2016, we identified deficiencies in our internal controls over revenue recognition and reporting for deferred revenue. These deficiencies in internal control over financial reporting resulted from the lack of certain preventative and detective controls which resulted in the Company not recording these transactions correctly. The timing of the Company’s financial close and reporting process has been adversely impacted by the continued growth in both the volume and complexity of transactions, and as such, the aggregation of these deficiencies resulted in a material weakness in our account reconciliations and monitoring processes which resulted in the adjustments noted above.

To remediate the material weakness described above, we are working to design and implement new controls and procedures to properly ensure transactions are identified and recorded timely and accurately. Specifically:

•
we continue to add staff to support the growing operations of the Company. Since March 31, 2016, we have added additional resources to our revenue accounting and general accounting teams to ensure that we have the knowledge and resources to properly execute revenue recognition in accordance with GAAP;

•	we are implementing additional internal reporting procedures, including those designed to add depth to our detailed review processes of revenue transactions;

•
we are evaluating the implementation of additional system controls that would help prevent data entry errors of transactional information within the Company’s general ledger system, as well as adding and refining existing system reports that would help isolate outliers within the Company’s transactional data for further review;

•	we are improving the communication and coordination among our finance and accounting departments and we have expanded cross-functional involvement and input into period-end accruals; and

•	we are in the process of documenting, assessing and testing our internal control over financial reporting as part of our efforts to comply with Section 404 of the Sarbanes-Oxley Act.
The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these deficiencies will be completed prior to the end of fiscal year 2016. As remediation has not yet been completed, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2016 at a level that provides reasonable assurance as of the last day of the period covered by this report.
Changes in Internal Control over Financial Reporting
Except as noted above, there was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The discussion of legal proceedings in Note 10 to the unaudited condensed consolidated financial statements included in PART I, ITEM 1 of this Form 10-Q is incorporated by reference herein.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, under the heading “Risk Factors,” which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially, adversely affect our business, financial condition and/or operating results. Except as disclosed below, there has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 or Form 10-Q for the quarter ended March 31, 2016.

United Kingdom Vote to Exit the European Union
On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that there will be greater restrictions and potential increased costs, as well as increased regulatory complexities. These changes may adversely affect our operations and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2016, the Company announced that TASER’s Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. The repurchase plan does not have a stated expiration date. During the three months ended June 30, 2016, the Company purchased approximately 1.3 million common shares under the program for a total cost of approximately $24.8 million, or a weighted average cost of $18.92 per share. As of June 30, 2016, $16.2 million remains available under the plan for future purchases. The table below sets forth information regarding repurchases of our common stock by us during the quarter ended June 30, 2016:

Periods	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2016	800,000	$18.68	800,000	$26,069,000
May 1 - 31, 2016	512,581	19.22	512,581	16,203,000
June 1 - 30, 2016	148	21.99	148	16,200,000
Total	1,312,729	18.92	1,312,729

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

10.1
TASER International, Inc. 2016 Stock Incentive Plan (incorporated by reference to Annex A of the registrant's definitive proxy statement for the 2016 Annual Meeting of Stockholders filed on April 15, 2016)***

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

*    Filed herewith
**    Furnished herewith
***    Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASER INTERNATIONAL, INC.

Date:	August 9, 2016
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2016	By:	/s/ DANIEL M. BEHRENDT
Chief Financial Officer
(Principal Financial and
Accounting Officer)