Form 10-Q
period 2016-09-30
TASER INTERNATIONAL INC
filed 2016-11-09
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of October 31, 2016 was 52,281,856.

TASER INTERNATIONAL, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TASER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,600	$59,526
Short-term investments	45,620	50,254
Accounts and notes receivable, net of allowance of $431 and $322 as of September 30, 2016 and December 31, 2015, respectively	32,858	27,701
Inventory, net	25,503	15,763
Prepaid expenses and other current assets	13,867	8,165
Total current assets	168,448	161,409
Property and equipment, net of accumulated depreciation of $37,653 and $36,020 as of September 30, 2016 and December 31, 2015, respectively	22,976	21,848
Deferred income tax assets, net	16,753	13,719
Intangible assets, net	7,116	7,588
Goodwill	8,885	9,596
Long-term investments	6,260	8,525
Other assets	21,762	7,196
Total assets	$252,200	$229,881
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,982	$7,333
Accrued liabilities	16,086	8,643
Current portion of deferred revenue	41,284	20,851
Customer deposits	1,367	1,226
Current portion of notes payable and capital lease payable	51	87
Total current liabilities	67,770	38,140
Deferred revenue, net of current portion	35,968	30,190
Liability for unrecognized tax benefits	1,332	1,315
Long-term deferred compensation	3,111	2,199
Long-term business acquisition contingent consideration	—	952
Other long-term liabilities	2,691	81
Total liabilities	110,872	72,877
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 52,245,605 and 53,692,192 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	184,937	178,143
Treasury stock at cost, 20,220,227 and 18,432,158 shares as of September 30, 2016 and December 31, 2015, respectively	(155,947)	(122,201)
Retained earnings	111,934	100,978
Accumulated other comprehensive income	403	83
Total stockholders’ equity	141,328	157,004
Total liabilities and stockholders’ equity	$252,200	$229,881
The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$71,882	$50,376	$186,168	$141,851
Cost of products sold and services delivered	25,317	19,308	65,402	50,192
Gross margin	46,565	31,068	120,766	91,659
Operating expenses:
Sales, general and administrative	28,121	17,834	77,333	47,842
Research and development	7,358	6,528	20,995	16,992
Total operating expenses	35,479	24,362	98,328	64,834
Income from operations	11,086	6,706	22,438	26,825
Interest income and other (expense) income, net	(455)	(22)	(460)	12
Income before provision for income taxes	10,631	6,684	21,978	26,837
Provision for income taxes	6,788	5,163	11,022	12,008
Net income	$3,843	$1,521	$10,956	$14,829
Net income per common and common equivalent shares:
Basic	$0.07	$0.03	$0.21	$0.28
Diluted	$0.07	$0.03	$0.20	$0.27
Weighted average number of common and common equivalent shares outstanding:
Basic	52,206	53,709	52,791	53,509
Diluted	53,141	54,691	53,656	54,671

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$3,843	$1,521	$10,956	$14,829
Foreign currency translation adjustments	61	(115)	320	(18)
Comprehensive income	$3,904	$1,406	$11,276	$14,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$10,956	$14,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,744	2,310
Purchase accounting adjustments to goodwill	520	—
Loss on inventory nonmonetary exchanges	147	—
Loss (gain) on disposal of property and equipment, net	40	(13)
Loss on disposal of intangible assets	21	216
Bond premium amortization	980	1,252
Stock-based compensation	6,742	5,086
Deferred income taxes	(2,672)	(888)
Unrecognized tax benefits	17	(273)
Tax benefit from stock-based compensation	(919)	(6,314)
Change in assets and liabilities:
Accounts and notes receivable	(5,277)	7,718
Inventory	(10,804)	(37)
Prepaid expenses and other assets	(19,573)	(5,520)
Accounts payable, accrued and other liabilities	12,566	1,697
Deferred revenue	26,331	10,667
Customer deposits	140	(416)
Net cash provided by operating activities	21,959	30,314
Cash flows from investing activities:
Purchases of investments	(49,316)	(50,598)
Proceeds from call / maturity of investments	55,235	32,719
Purchases of property and equipment	(3,335)	(3,839)
Proceeds from disposal of property and equipment	40	13
Purchases of intangible assets	(339)	(402)
Business acquisitions, net of cash acquired	—	(11,186)
Net cash provided by (used in) investing activities	2,285	(33,293)
Cash flows from financing activities:
Repurchase of common stock	(33,746)	(7,556)
Proceeds from options exercised	431	2,573
Payroll tax payments for net-settled stock awards	(1,299)	(848)
Payments on capital lease obligation	(29)	(28)
Payments on notes payable	(77)	(26)
Tax benefit from stock-based compensation	919	6,314
Net cash (used in) provided by financing activities	(33,801)	429
Effect of exchange rate changes on cash and cash equivalents	631	70
Net decrease in cash and cash equivalents	(8,926)	(2,480)
Cash and cash equivalents, beginning of period	59,526	48,367
Cash and cash equivalents, end of period	$50,600	$45,887

Supplemental disclosure:
Cash paid for income taxes, net of refunds	$11,308	$5,830
Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$145	$195
The accompanying notes are an integral part of these condensed consolidated financial statements.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies
TASER International, Inc. (“TASER” or the “Company”) is a developer and manufacturer of advanced conducted electrical weapons (“CEWs”) designed for use by law enforcement, military, corrections, and private security personnel, and by private individuals for personal defense. In addition, the Company has developed full technology solutions for the capture, storage and management of video/audio evidence as well as other tactical capabilities for use in law enforcement. The Company sells its products worldwide through its direct sales force, distribution partners, online store and third-party resellers. The Company was incorporated in Arizona in September 1993, and reincorporated in Delaware in January 2001. The Company’s corporate headquarters and manufacturing facilities are located in Scottsdale, Arizona. The Company’s software development unit facility is located in Seattle, Washington. TASER International BV, a wholly owned subsidiary of the Company, serves as the Company's international headquarters, and is located in Amsterdam, Netherlands. TASER International BV wholly owns two subsidiaries, Axon Public Safety U.K. LTD and Axon Public Safety AU, that serve as direct sales operations in the United Kingdom and Australia, respectively. In 2015, the Company formed Axon Public Safety Canada, Inc., a wholly owned subsidiary, to facilitate transactions for its products and services with new and existing customers located in Canada.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. All material intercompany accounts, transactions, and profits have been eliminated.
a. Basis of Presentation and Use of Estimates
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended December 31, 2015, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Form 10-K for the year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

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
b. Segment Information
The Company is comprised of two reportable segments: the manufacture and sale of CEWs, accessories and other products and services (the “TASER Weapons” segment); and the video business which includes the TASER Cam, Axon cameras and related accessories, Evidence.com and MediaSolv (the “Axon” segment). Reportable segments are determined based on discrete financial information reviewed by the Company’s Chief Executive Officer who is the Chief Operating Decision Maker (the “CODM”) for the Company. The Company organizes and reviews operations based on products and services, and currently there are no operating segments that are aggregated. The Company performs an annual analysis of its reportable segments. Additional information related to the Company’s business segments is summarized in Note 14.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

c. Geographic Information and Major Customers

For the three and nine months ended September 30, 2016 and 2015, net sales by geographic area were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
United States	$60,558	84.2%	$43,689	86.7%	$155,245	83.4%	$117,885	83.1%
Other Countries	11,324	15.8	6,687	13.3	30,923	16.6	23,966	16.9
Total	$71,882	100.0%	$50,376	100.0%	$186,168	100.0%	$141,851	100.0%

Sales to customers outside of the U.S. are typically denominated in U.S. dollars, and are attributed to each country based on the shipping address of the distributor or customer. For the three and nine months ended September 30, 2016 and 2015, no individual country outside the U.S. represented more than 10% of net sales. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of the Company's customers.
For the three and nine months ended September 30, 2016 and 2015, no customer represented more than 10% of total net sales. At September 30, 2016 there was one outstanding customer balance from one unaffiliated customer that comprised 18.6% of the aggregate accounts receivable balance. At December 31, 2015, the Company had a trade receivable from one unaffiliated customer comprising 12.5% of the aggregate accounts receivable balance.
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
The calculation of the weighted average number of shares outstanding and earnings per share are as follows (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per share:
Net income	$3,843	$1,521	$10,956	$14,829
Denominator:
Weighted average shares outstanding - basic	52,206	53,709	52,791	53,509
Dilutive effect of stock-based awards	935	982	865	1,162
Diluted weighted average shares outstanding	53,141	54,691	53,656	54,671
Anti-dilutive stock-based awards excluded	227	160	304	160
Net income per common share:
Basic	$0.07	$0.03	$0.21	$0.28
Diluted	$0.07	$0.03	$0.20	$0.27

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

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2016, the Company introduced the TASER 60 Plan ("TASER 60") whereby a customer typically enters into a five year CEW installment purchase arrangement. The TASER 60 plan also includes extended warranties on the CEW devices upon delivery covering the contract periods as well as on-site spares, holsters and cartridges. Generally, the Company recognizes revenue for the amount allocated to the CEW at the time of sale for the amount of the customer receivable, net of imputed interest, and the amount allocated to the extended warranty is recognized over five years.
Sales tax collected on sales is netted against government remittances and thus, recorded on a net basis. Training and professional service revenues are recorded as the services are provided.
Deferred revenue consists of payments received in advance related to products and services for which the criteria for revenue recognition have not yet been met. Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as long-term. Deferred revenue does not include future revenue from multi-year contracts for which no invoice has yet been created. Generally, customers are billed in annual installments. See Note 6 for further disclosures about the Company’s deferred revenue.
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
Changes in the Company’s estimated product warranty liabilities are as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Balance, beginning of period	$314	$675
Utilization of accrual	(97)	(293)
Warranty expense	531	19
Balance, end of period	$748	$401
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

The Company has cash equivalents and investments, which at September 30, 2016 and December 31, 2015 were comprised of money market funds, state and municipal obligations, corporate bonds, and certificates of deposits. See additional disclosure regarding the fair value of the Company’s cash equivalents and investments in Note 2. Included in the balance of Other assets as of September 30, 2016 and December 31, 2015 was $3.0 million and $2.2 million, respectively, related to corporate-owned life insurance policies which are used to fund the Company’s deferred compensation plan. The Company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.
The Company’s financial instruments also include accounts and notes receivable, accounts payable, notes payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the accompanying condensed consolidated balance sheets.
h. Valuation of Goodwill, Intangibles and Long-lived Assets
Management evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. Such circumstances could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way products are branded and marketed. In performing the review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. The Company recorded losses on disposal of intangible assets of $21,000 and $0.2 million during the nine months ended September 30, 2016 and 2015, respectively.
i. Recently Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. Subsequently, the FASB issued the following accounting standard updates related to Topic 606, Revenue Contracts with Customers:

•
ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) in March 2016. ASU 2016-08 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on principal versus agent considerations.

•
ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing in April 2016. ASU 2016-10 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on identifying performance obligations and the licensing

•
ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients in May 2016. ASU 2016-12 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on a few narrow areas and adds some practical expedients to the guidance.

The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has established an internal implementation team and has engaged a third party advisory firm to assist in the implementation of the new standard. The Company is performing ongoing assessment activities to evaluate the proper method of adoption as well as the impact the adoption of the guidance will have on its consolidated financial statements.

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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (Topic 718), Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within that fiscal year and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively as of the earliest date practicable. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
j. Out-of-Period Adjustments

During the preparation of the condensed consolidated financial statements for the quarter ended March 31, 2016, the Company identified certain transactions that were recorded in the first quarter of fiscal 2016 that should have been recorded in the fourth quarter of 2015. The transactions would have resulted in a reduction in income from operations for the year and quarter ended December 31, 2015 of $0.8 million. Of the $0.8 million, $0.4 million was for variable selling costs related to certain international sales contracts that were recorded and incurred during the fourth quarter, $0.2 million related to a correction of the calculation related to bonus expense that should have been recorded during fiscal 2015, and the remainder was primarily attributable to operating expenses that were incurred but not accrued for as of December 31, 2015.
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

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

k. Reclassification of Prior Year Information

Certain prior year amounts have been reclassified with the current year presentation. These reclassifications had no effect on the reported results of operations.
2. Cash, Cash Equivalents and Investments
The following tables summarize the Company's cash, cash equivalents, and held-to-maturity investments at September 30, 2016 and December 31, 2015 (in thousands):

	As of September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$45,792	$—	$—	$45,792	$45,792	$—	$—

Level 1:
Money market funds	4,163	—	—	4,163	4,163	—	—
Corporate bonds	36,331	3	(35)	36,299	645	29,911	5,775
Subtotal	40,494	3	(35)	40,462	4,808	29,911	5,775

Level 2:
State and municipal obligations	15,152	1	(8)	15,145	—	14,667	485
Certificates of deposit	1,042	—	—	1,042	—	1,042
Subtotal	16,194	1	(8)	16,187	—	15,709	485
Total	$102,480	$4	$(43)	$102,441	$50,600	$45,620	$6,260

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$57,137	$—	$—	$57,137	$57,137	$—	$—

Level 1:
Money market funds	2,389	—	—	2,389	2,389	—	—
Corporate bonds	36,406	—	(70)	36,336	—	35,677	729
Subtotal	38,795	—	(70)	38,725	2,389	35,677	729

Level 2:
State and municipal obligations	19,002	11	(9)	19,004	—	12,000	7,002
Certificates of deposit	3,371	—	—	3,371	—	2,577	794
Subtotal	22,373	11	(9)	22,375	—	14,577	7,796
Total	$118,305	$11	$(79)	$118,237	$59,526	$50,254	$8,525
The Company believes the unrealized losses on the Company’s investments are due to interest rate fluctuations. As these investments are either short-term in nature, are expected to be redeemed at par value, and/or because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2016.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the amortized cost and fair value of the short-term and long-term investments held by the Company at September 30, 2016 by contractual maturity (in thousands):

	Amortized Cost	Fair Value
Due in less than one year	$45,620	$45,581
Due after one year, through two years	6,260	6,260
Due after two years	—	—
Total short-term and long-term investments	$51,880	$51,841
3. Inventory
Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost of raw materials which approximates the first-in, first-out (“FIFO”) method and includes allocations of manufacturing labor and overhead. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventories consisted of the following at September 30, 2016 and December 31, 2015 (in thousands):

	2016	2015
Raw materials	$12,908	$8,748
Work-in-process	6	105
Finished goods	12,589	6,910
Total inventory	$25,503	$15,763

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 were as follows (in thousands):

Balance, beginning of period	$9,596
Purchase accounting adjustments (a)	(520)
Foreign currency translation adjustment	(191)
Balance, end of period	$8,885

(a) Purchase accounting adjustments related to deferred tax liabilities for MediaSolv and Axon Public Safety U.K. LTD. There was no impact to the condensed consolidated statements of operations for these adjustments as a result of the adoption of ASU 2015-16, which was effective for the Company on January 1, 2016.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible assets (other than goodwill) consisted of the following (in thousands):

		September 30, 2016			December 31, 2015
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Domain names	5 years	$125	$(125)	$—	$125	$(120)	$5
Issued patents	4-15 years	1,926	(749)	1,177	1,866	(659)	1,207
Issued trademarks	3-11 years	628	(301)	327	603	(255)	348
Customer relationships	4-8 years	945	(206)	739	1,035	(93)	942
Non-compete agreements	3-4 years	450	(218)	232	464	(164)	300
Developed technology	7 years	3,470	(699)	2,771	3,470	(326)	3,144
Total amortized		7,544	(2,298)	5,246	7,563	(1,617)	5,946
Not amortized:
TASER trademark		900		900	900		900
Patents and trademarks pending		970		970	742		742
Total not amortized		1,870		1,870	1,642		1,642
Total intangible assets		$9,414	$(2,298)	$7,116	$9,205	$(1,617)	$7,588
Amortization expense relative to intangible assets for the three months ended September 30, 2016 and 2015 was approximately $0.2 million and $0.3 million, respectively, and for the nine months ended September 30, 2016 and 2015 was approximately $0.7 million and $0.5 million, respectively. Estimated amortization for intangible assets with definitive lives for the remaining three months of 2016, the next five years ended December 31, and thereafter, is as follows (in thousands):

2016 (remaining three months)	$235
2017	935
2018	922
2019	801
2020	738
2021	731
Thereafter	884
Total	$5,246
5. Other Long-Term Assets

Other long-term assets consisted of the following at September 30, 2016 and December 31, 2015 (in thousands):

	2016	2015
Cash surrender value of corporate-owned life insurance policies (Note 1)	$3,014	$2,180
Prepaid commissions (i)	4,927	3,543
Accounts receivable (ii)	10,359	1,227
Restricted cash (iii)	3,095	—
Prepaid expenses, deposits and other	367	246
Total other long-term assets	$21,762	$7,196

(i) Prepaid commissions represent customer acquisition costs to secure long-term contracts. The Company capitalizes incremental and direct costs related to a specific contract and recognizes expense over the term of the contract.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(ii) Long-term accounts receivable as of September 30, 2016 and December 31, 2015 consist of balances related to sales made under the Officer Safety and TASER 60 Programs (Note 1e). These balances are collectible over the stated contract period, which is typically five years, and are actively monitored for collectability.

(iii) Restricted cash represents sales proceeds related to a long-term contract with a specific customer. These proceeds are held in escrow until certain billing milestones are achieved, and then specified amounts are transferred to the Company's operating accounts.

6. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	September 30, 2016			December 31, 2015
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER Weapons	$10,304	$16,286	$26,590	$7,278	$13,982	$21,260
Axon	3,299	2,398	5,697	2,332	2,344	4,676
	13,603	18,684	32,287	9,610	16,326	25,936
Hardware:
TASER Weapons	1,240	2,441	3,681	952	2,459	3,411
Axon	10,257	10,441	20,698	786	7,382	8,168
	11,497	12,882	24,379	1,738	9,841	11,579
Axon Services	15,818	4,402	20,220	9,303	4,023	13,326
Other	366	—	366	200	—	200
Total	$41,284	$35,968	$77,252	$20,851	$30,190	$51,041

	September 30, 2016			December 31, 2015
	Current	Long-Term	Total	Current	Long-Term	Total
TASER Weapons	$11,910	$18,727	$30,637	$8,430	$16,441	$24,871
Axon	29,374	17,241	46,615	12,421	13,749	26,170
Total	$41,284	$35,968	$77,252	$20,851	$30,190	$51,041

7. Accrued Liabilities
Accrued liabilities consisted of the following at September 30, 2016 and December 31, 2015 (in thousands):

	2016	2015
Accrued salaries, benefits and bonus	$5,286	$3,637
Accrued professional, consulting and lobbying	1,807	1,098
Accrued warranty expense	748	314
Accrued income and other taxes	2,169	1,215
Other accrued liabilities	6,076	2,379
Accrued liabilities	$16,086	$8,643

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Income Taxes

Deferred Tax Assets
Net deferred income tax assets at September 30, 2016, include capitalized research and development costs, research and development tax credits, non-qualified stock-based compensation expense, deferred warranty revenue, warranty and inventory reserves, accrued vacation, and other items, partially offset by accelerated depreciation expense and intangible amortization that is not tax deductible. The Company’s total net deferred tax assets at September 30, 2016 were $16.8 million.
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
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of September 30, 2016, the Company continues to demonstrate three-year cumulative pre-tax income in the U.S. federal and Arizona tax jurisdictions; however, the Company's Arizona R&D Tax Credits start to expire in 2018 with a significant tranche with a gross value of $1.2 million expiring if not used by the end of 2019. Under the Company’s new tax structure, it appears that long term investments, which impact short term profits, will likely result in some of the R&D credits expiring before they are utilized. Therefore, management has concluded that it is more likely than not that a portion of the Company’s deferred tax assets will not be realized and has established a valuation allowance.
The Company has completed research and development (“R&D”) tax credit studies which identified approximately $12.9 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2016 tax years. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $3.5 million as of September 30, 2016. In addition, management accrued approximately $0.1 million for estimated uncertain tax positions related to certain state income tax liabilities as of September 30, 2016. The Company does not expect a significant increase or decrease in the total amount of unrecognized tax benefits within 12 months. Should the total unrecognized tax benefit of $3.6 million be recognized, the Company’s effective tax rate would be favorably impacted. Approximately $1.4 million of the unrecognized tax benefit associated with research and development credits has been netted against the research and development credit deferred tax asset.

Effective Tax Rate
The Company’s overall effective tax rate for the nine months ended September 30, 2016, after discrete period adjustments, was 50.1%. Before discrete adjustments the tax rate was 48.3%, which is more than the statutory rate primarily due to the impact of non-deductible losses in certain foreign jurisdictions, state taxes and non-deductible expenses for items such as incentive stock option expense, meals and entertainment and lobbying fees, partially offset by the domestic production activities and research and development tax credit deductions. The effective tax rate was most impacted by the adverse impact from foreign losses for which the Company is not expected to receive a tax benefit. Additionally, the Company's effective tax rate was impacted by an unfavorable $0.4 million return-to-provision adjustment recorded in connection with the finalization of its annual tax return. The Company has completed the full implementation of its new international structure, which began in 2015. In accounting for the income tax effects of this new structure, the Company has recognized income tax expense in the current quarter based on the results it expects for the full year.  Actual results could be different, impacting the Company’s income tax expense in future quarters.
9. Stockholders’ Equity

In May 2016, the Company’s stockholders approved a new stock incentive plan authorizing an additional 2.0 million shares, plus remaining available shares under a prior plan for issuance under the new plan. Combined with the legacy stock incentive plans, there are approximately 2.9 million shares available for grant as of September 30, 2016.

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
Restricted Stock Units
The following table summarizes RSU activity for the nine months ended September 30, 2016 (number of units and aggregate intrinsic value in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Units outstanding, beginning of year	1,139	$19.30
Granted	501	17.84
Released	(321)	15.72
Forfeited	(106)	21.61
Units outstanding, end of period	1,213	19.45	$34,704
Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the period, which was $28.61 per share, multiplied by the number of RSUs outstanding. As of September 30, 2016, there was $18.0 million in unrecognized compensation costs related to RSUs under the Company's stock plans. The Company expects to recognize the cost related to the RSUs over a weighted average period of 2.52 years. RSUs are released when vesting requirements are met.
During the nine months ended September 30, 2016, the Company granted approximately 0.1 million performance-based RSUs, which are included in the table above. As of September 30, 2016, the performance criteria had not been met for any the 0.2 million performance-based RSUs outstanding. Certain of the performance-based RSUs granted in 2016 , 2015 and 2014 contain provisions whereby the amount of RSUs that ultimately vest is dependent upon the level of achievement of performance metrics. The amount of RSUs included in the table above related to such grants is the target level, which is the Company's best estimate of the amount of RSUs that will vest. The maximum additional number of performance-based RSUs that could be earned is 0.2 million, which are not included in the table above.
Certain RSUs that vested in the nine months ended September 30, 2016 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld were approximately 67,400 and had a value of approximately $1.3 million on their respective vesting dates as determined by the Company’s closing stock price. Payments for the employees’ tax obligations are reflected as a financing activity within the statement of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the amount of shares that would have otherwise been issued as a result of the vesting.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Activity
The following table summarizes stock option activity for the nine months ended September 30, 2016 (number of units and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, beginning of year	1,103	$5.37
Granted	—	—
Exercised	(88)	4.92
Expired / terminated	—	—
Options outstanding, end of period	1,015	5.41	2.50	$23,555
Options exercisable, end of period	985	5.43	2.51	22,823
Options expected to vest, end of period	25	4.75	2.23	597
Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of the Company's common stock of $28.61 on September 30, 2016. The intrinsic value of options exercised for the nine months ended September 30, 2016 and 2015 was $1.8 million and $13.3 million, respectively. Options expected to vest are presented net of forfeitures. As of September 30, 2016, total options outstanding includes approximately 0.2 million performance-based stock options, of which approximately 30,600 were unvested and 25,000 expected to vest.

Stock-based Compensation Expense
The estimated fair value of stock-based awards is amortized to expense on a straight-line basis over the service periods. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s forfeiture rate was calculated based on its historical experience of awards which ultimately vested. The following table summarizes the composition of stock stock-based compensation for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of products sold and services delivered	$77	$118	$247	$276
Sales, general and administrative expenses	1,348	1,123	4,197	2,982
Research and development expenses	791	622	2,298	1,828
Total stock-based compensation	$2,216	$1,863	$6,742	$5,086
Stock Repurchase Plan
In February 2016, the Company announced that TASER’s Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. During the three months ended September 30, 2016, no common shares were purchased under the program. During the nine months ended September 30, 2016, the Company purchased, under a Rule 10b5-1 plan, approximately 1.8 million common shares for a total cost of approximately $33.8 million, or a weighted average cost of $18.90 per share. The weighted average cost includes the average price paid per share of $18.87, plus applicable administrative costs for the transaction. During the nine months ended September 30, 2015, the Company purchased approximately 0.3 million common shares for a total cost of approximately $7.6 million, or a weighted average cost of $25.86 per share. As of September 30, 2016, $16.2 million remains available under the plan for future purchases. The Company suspended its 10b-5 plan, and any future purchases will be discretionary.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Line of Credit
The Company has a $10.0 million revolving line of credit with a domestic bank. At both September 30, 2016 and December 31, 2015, there were no borrowings under the line. As of September 30, 2016, the Company had letters of credit outstanding of approximately $3.9 million under the facility and available borrowing of approximately $6.1 million. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates (currently LIBOR plus 1.5% or Prime less 0.75%). The line of credit matures on July 31, 2017, and requires monthly payments of interest only. The Company’s agreement with the bank requires it to comply with certain financial and other covenants including maintenance of a maximum leverage ratio and minimum fixed charge coverage ratio. The leverage ratio (ratio of total liabilities to tangible net worth) can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At September 30, 2016, the Company’s leverage ratio was 0.88:1 and its fixed charge coverage ratio was 2.23:1. Accordingly, the Company was in compliance with these covenants.
11. Commitments and Contingencies
Product Litigation
The Company is currently named as a defendant in eight lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CEW was used (or present) by law enforcement officers in connection with arrests or during training exercises. While the facts vary from case to case, the product liability claims are typically based on an alleged product defect resulting in injury or death, usually involving a failure to warn, and the plaintiffs are seeking monetary damages. The information throughout this note is current through the date of these financial statements.
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
In 2009, the Company implemented new risk management strategies, including revisions to product warnings and training to better protect both the Company and its customers from litigation based on ‘failure to warn’ theories - which comprise the vast majority of the cases against the Company. These risk management strategies have been highly effective in reducing the rate and exposure from litigation post-2009. From the third quarter of 2011 to the third quarter of 2016, product liability cases have been reduced from 55 active to eight active cases.
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

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Derbyshire	Nov-09	Ontario, Canada Superior Court of Justice	Officer Injury	Discovery Phase
Doan	Apr-10	The Queen's Bench, Alberta, Red Deer Judicial Dist.	Wrongful Death	Discovery Phase
Shymko	Dec-10	The Queen's Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase
Ramsey	Jan-12	12th Judicial Circuit Court, Broward County, FL	Wrongful Death	Discovery Phase
Firman	Apr-12	Ontario, Canada Superior Court of Justice	Wrongful Death	Pleading Phase
Schrock	Sep-14	San Bernardino County Superior Court, CA	Wrongful Death
Motion of Summary Judgment Granted on all claims except negligent design and manufacture, subject to repleading by Plaintiff. Plaintiff filed an amended complaint for negligent design claims as well as a Petition for Writ of Mandate or Prohibition Petition from the Court; which writ was summarily denied.

Bennett	Sep-15	11th Judicial Circuit Court, Miami-Dade County, FL	Wrongful Death	Discovery Phase
Suarez	Sep-16	US District Court, Southern District of Florida	Wrongful Death	Pleading Phase

There are no product litigation matters in which the Company is involved that are currently on appeal.

The following cases were dismissed or judgment entered during the third quarter of 2016 and through the date of these financial statements.

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Thompson	Mar-10	11th Judicial Circuit Court, Miami-Dade County, FL	Wrongful Death	Dismissed
Hernandez/llach	Sep-15	11th Judicial Circuit Court, Miami-Dade County, FL	Wrongful Death	Dismissed
Williams	Aug-16	US District Court for the Northern District Georgia	Wrongful Death	Dismissed
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

Policy Year	Policy Start Date	Policy End Date	Insurance Coverage	Deductible Amount	Defense Costs Covered	Remaining Insurance Coverage	Active Cases and Cases on Appeal
2009	12/15/2008	12/15/2009	10.0	1.0	N	10.0	Derbyshire
2010	12/15/2009	12/15/2010	10.0	1.0	N	10.0	Shymko, Doan
2011	12/15/2010	12/15/2011	10.0	1.0	N	10.0	n/a
Jan-Jun 2012	12/15/2011	6/25/2012	7.0	1.0	N	7.0	Ramsey, Firman
Jul-Dec 2012	6/25/2012	12/15/2012	12.0	1.0	N	12.0	n/a
2013	12/15/2012	12/15/2013	12.0	1.0	N	12.0	n/a
2014	12/15/2013	12/15/2014	11.0	4.0	N	11.0	Schrock
2015	12/15/2014	12/15/2015	10.0	5.0	N	10.0	Bennett
2016	12/15/2015	12/15/2016	10.0	5.0	N	10.0	Suarez

Other Litigation
In November, 2015 the Company filed a complaint against Phazzer Electronics Inc. and Sang Min International Co. Ltd. for patent infringement, trademark infringement and false advertising. Defendant Phazzer has filed a motion to dismiss as well as an ex parte reexamination request with the United States Patent and Trademark Officer of TASER’s US Patent No. 7,234,262, which request was granted. This litigation is in the motion/discovery phase.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February, 2016 the Company was served with a first amended complaint filed by Digital Ally in the Federal District Court for the District of Kansas alleging patent infringement, commercial bribery, contracts, combinations and conspiracies in restraint of trade and unfair or anti-competitive acts and practices. In March 2016, the Company was served with a second amended complaint with similar allegations. The second amended complaint seeks a judgment of infringement, monetary damages, a permanent injunction, punitive damages and attorneys’ fees and costs. The Company believes the second amended complaint is frivolous and the Company will vigorously defend this litigation. The Company has filed a motion to dismiss the claims involving commercial bribery, contracts, combinations and conspiracies in restraint of trade and unfair or anti-competitive acts and practices. This litigation is in the discovery phase.
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
General
From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. After carefully assessing the claim, and assuming the Company determines that it is not at fault or it disagrees with the damages or relief demanded, the Company vigorously defends any lawsuit filed against the Company. In certain legal matters, the Company records a liability when losses are deemed probable and reasonably estimable. In evaluating matters for accrual and disclosure purposes, the Company takes into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of our prevailing, the availability of insurance, and the severity of any potential loss. The Company reevaluates and updates accruals as matters progress over time.
Based on the Company's assessment of outstanding litigation and claims as of September 30, 2016, the Company has determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect its results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by its insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

Off-Balance Sheet Arrangements
Under certain circumstances, the Company uses letters of credit and surety bonds to guarantee its performance under various contracts, principally in connection with the installation and integration of its Axon cameras and related technologies. Certain of the Company's letters of credit contracts and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At September 30, 2016, the Company had outstanding letters of credit of approximately $3.9 million. Of that amount, $2.7 million is expected to expire in May 2017 and $1.2 million is expected to expire in February 2017. Additionally, the Company had approximately $5.7 million of outstanding surety bonds at September 30, 2016, with $0.4 million expiring in 2018, $2.4 million expiring in 2020, and the remaining $2.9 million expiring in 2021 and thereafter.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Related Party Transactions

The Company engages Dr. Mark Kroll, a member of the Board of Directors, to provide consulting services. The expenses related to these services were approximately $14,000 and $44,000 for the three months ended September 30, 2016 and 2015, respectively, and $111,000 and $156,000 for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and December 31, 2015, the Company had liabilities of approximately $3,000 and $31,000, respectively, related to these services.
The Company subscribes to a mobile collaboration software suite co-founded and managed by Bret Taylor, a member of the Company's Board of Directors. The cost to license this software is approximately $30,000 per quarter, and as of September 30, 2016 and December 31, 2015 the Company had $80,800 and $36,000, respectively, of prepaid costs related to the license subscription.
In connection with the acquisition of Tactical Safety Responses Limited (Note 15), the Company assumed a long-term non-cancellable operating lease for office space with the former owners, one of whom is an employee of the Company. The lease has a remaining contractual term of approximately five years and requires annual rental payments of approximately $25,000.
13. Employee Benefit Plans
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
Contributions to the plans are made by both the employee and the Company. Company contributions to the 401(k) plan are based on the level of employee contributions and are immediately vested. The Company’s matching contributions to the 401(k) plan for the three months ended September 30, 2016 and 2015, were approximately $0.4 million and $0.3 million, respectively, and for the nine months ended September 30, 2016 and 2015, were approximately $1.2 million and $0.9 million, respectively. The Company expects to make contributions to the non-qualified deferred compensation plan related to the three months ended September 30, 2016, of approximately $8,000. Future matching or profit sharing contributions to the plans are at the Company’s sole discretion.

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
Information relative to the Company’s reportable segments is as follows (in thousands):

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	TASER Weapons	Axon	Total	TASER Weapons	Axon	Total
Product sales	$52,938	$10,266	$63,204	$39,520	$7,745	$47,265
Service revenue	—	8,678	8,678	—	3,111	3,111
Net sales	52,938	18,944	71,882	39,520	10,856	50,376
Cost of products sold	14,973	8,691	23,664	12,445	5,829	18,274
Cost of services delivered	—	1,653	1,653	—	1,034	1,034
Gross margin	37,965	8,600	46,565	27,075	3,993	31,068
Sales, general and administrative	16,439	11,682	28,121	11,941	5,893	17,834
Research and development	1,408	5,950	7,358	1,151	5,377	6,528
Income (loss) from operations	$20,118	$(9,032)	$11,086	$13,983	$(7,277)	$6,706
Purchase of property and equipment	$1,064	$307	$1,371	$1,900	$169	$2,069
Purchase of intangible assets	77	77	154	114	87	201
Purchase of property and equipment and intangible assets in connection with business acquisition	—	—	—	1,453	1,452	3,005
Depreciation and amortization	537	364	901	603	345	948

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	TASER Weapons	Axon	Total	TASER Weapons	Axon	Total
Product sales	$144,307	$23,438	$167,745	$115,686	$18,177	$133,863
Service revenue	—	18,423	18,423	—	7,988	7,988
Net sales	144,307	41,861	186,168	115,686	26,165	141,851
Cost of products sold	43,998	17,174	61,172	34,805	12,692	47,497
Cost of services delivered	—	4,230	4,230	—	2,695	2,695
Gross margin	100,309	20,457	120,766	80,881	10,778	91,659
Sales, general and administrative	46,395	30,938	77,333	33,469	14,373	47,842
Research and development	3,773	17,222	20,995	3,418	13,574	16,992
Income (loss) from operations	$50,141	$(27,703)	$22,438	$43,994	$(17,169)	$26,825
Purchase of property and equipment	$2,729	$606	$3,335	$2,345	$1,404	$3,839
Purchase of intangible assets	190	149	339	195	207	402
Purchase of property and equipment and intangible assets in connection with business acquisition	—	—	—	1,453	11,146	12,599
Depreciation and amortization	1,669	1,075	2,744	1,689	621	2,310

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
During the first quarter of 2016, the $1.0 million of earn-outs to former stockholders were earned in full and were paid during the second quarter of 2016. During the three and nine months ended September 30, 2016, the Company recorded $0.2 million and $1.2 million, respectively, of earn-outs that were recorded as commission expense, and as of September 30, 2016, $0.2 million of earn-outs were recorded as accrued liabilities within the accompanying condensed consolidated financial statements.
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
Tactical Safety Responses Limited
On July 16, 2015, TASER International B.V., a wholly owned subsidiary of the Company, acquired all of the outstanding capital stock of Tactical Safety Responses Limited ("TSR"), a United Kingdom ("UK") corporation. TSR was the Company's licensed distributor of TASER CEWs and Axon cameras and related accessories in the UK. The acquired entity operates under the name Axon Public Safety UK. The acquisition is intended to help expand the Company's growth across the UK by growing its in-country sales and support team. The total purchase was $3.3 million consisting of $4.0 million cash at close, net of $0.7 million of cash acquired. The Company also agreed to additional amounts in the form of earn-outs, subject to the achievement of predefined performance metrics. The earn-outs were not included as part of the purchase price and will be expensed as compensation in the period earned. During the three and nine months ended September 30, 2016, $0.1 million was recorded as commissions expense under these earn-out provisions.

TASER INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The major classes of assets and liabilities to which the Company has allocated the purchase price are as follows (in thousands):

Accounts receivable	$726
Inventory	497
Property and equipment	583
Other Assets	20
Intangible assets	881
Goodwill	1,441
Accounts payable and accrued liabilities	(207)
Notes payable	(169)
Income tax liabilities	(438)
Total purchase price	$3,334
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of September 30, 2016, and results of operations for the three and nine months ended September 30, 2016 and 2015. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Results of Operations

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
The following table presents data from our statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended September 30,
	2016		2015
Net sales	$71,882	100.0%	$50,376	100.0%
Cost of products sold and services delivered	25,317	35.2	19,308	38.3
Gross margin	46,565	64.8	31,068	61.7
Operating expenses:
Sales, general and administrative	28,121	39.1	17,834	35.4
Research and development	7,358	10.2	6,528	13.0
Total operating expenses	35,479	49.4	24,362	48.4
Income from operations	11,086	15.4	6,706	13.3
Interest income and other (expense) income, net	(455)	(0.6)	(22)	—
Income before provision for income taxes	10,631	14.8	6,684	13.3
Provision for income taxes	6,788	9.4	5,163	10.2
Net income	$3,843	5.3%	$1,521	3.0%
Net sales to the U.S. and other countries are summarized as follows (dollars in thousands):

	Three Months Ended September 30,
	2016		2015
United States	$60,558	84.2%	$43,689	86.7%
Other Countries	11,324	15.8	6,687	13.3
Total	$71,882	100.0%	$50,376	100.0%

Net Sales
Net sales by product line were as follows for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,				Dollar Change	Percent Change
	2016		2015
TASER Weapons segment:
TASER X26P	$18,943	26.4%	$12,901	25.6%	$6,042	46.8%
TASER X2	13,514	18.8	10,928	21.7	2,586	23.7
TASER X26	1,549	2.2	1,570	3.1	(21)	(1.3)
TASER Pulse and Bolt	1,039	1.4	530	1.1	509	96.0
Single cartridges	13,898	19.3	10,351	20.5	3,547	34.3
Extended warranties including TAP	2,645	3.7	1,876	3.7	769	41.0
Other	1,350	1.9	1,364	2.7	(14)	(1.0)
TASER Weapons segment	52,938	73.6	39,520	78.5	13,418	34.0
Axon segment:
Axon Body	3,540	4.9	1,144	2.3	2,396	209.4
Axon Flex	2,316	3.2	2,936	5.8	(620)	(21.1)
E-Dock	2,438	3.4	1,562	3.1	876	56.1
Evidence.com	8,544	11.9	2,764	5.5	5,780	209.1
TASER Cam	696	1.0	1,444	2.9	(748)	(51.8)
Extended warranties including TAP	1,015	1.4	511	1.0	504	98.6
Other	395	0.5	495	1.0	(100)	(20.2)
Axon segment	18,944	26.4	10,856	21.5	8,088	74.5
Total net sales	$71,882	100.0%	$50,376	100.0%	$21,506	42.7
* Not meaningful
Net unit sales for the TASER Weapons handles and other products and Axon segment products are as follows:

	Three Months Ended September 30,		Unit Change	Percent Change
	2016	2015
TASER X26P	23,259	13,659	9,600	70.3%
TASER X2	12,481	8,036	4,445	55.3
TASER X26	365	818	(453)	(55.4)
TASER Pulse and Bolt	1,936	1,801	135	7.5
Cartridges	544,671	435,237	109,434	25.1
Axon Flex	4,961	6,759	(1,798)	(26.6)
Axon Body	25,093	4,778	20,315	425.2
E-Dock	6,432	2,075	4,357	210.0
TASER Cam	1,323	2,887	(1,564)	(54.2)
Net sales were $71.9 million and $50.4 million for the three months ended September 30, 2016 and 2015, respectively, an increase of $21.5 million or 42.7%. International revenues were $11.3 million and $6.7 million for the three months ended September 30, 2016 and 2015, respectively, an increase of $4.6 million or 69.3%.
Net sales for the TASER Weapons segment were $52.9 million and $39.5 million for the three months ended September 30, 2016 and 2015, respectively, an increase of $13.4 million or 34.0%. The increase is primarily attributable to upgrades and continued adoption of Smart Weapons both domestically and internationally. Sales related to TASER Smart Weapons increased by approximately $8.6 million during the quarter ended September 30, 2016 as compared to the comparable quarter in 2015. The

Company also experienced increased purchases under its installment payment programs; Officer Safety Plan and TASER 60. Additionally, the Company increased cartridge sales by $3.5 million to $13.9 million during the quarter ended September 30, 2016 as compared to $10.4 million during 2015.
Net sales for the Axon segment were $18.9 million and $10.9 million for the three months ended September 30, 2016 and 2015, respectively, an increase of $8.1 million or 74.5%. The overall increase in the Axon segment was driven by continued adoption of on-officer cameras and related technologies, including the Company's Evidence.com digital evidence management software suite. Recognized revenue related to the Company's on-officer cameras and related accessories increased approximately $2.7 million. The Company is continuing to enter into new contracts with domestic and international agencies seeking to deploy its technologies. Evidence.com revenues for the three months ended September 30, 2016 increased $5.8 million to $8.5 million as compared to the same period in 2015. This increase was primarily driven by an increase in active users on the Company's Axon platform, but was also due to catch up revenue adjustments for arrangements where services were being provided as contracted, but certain revenue recognition criteria precluded the Company from recognizing the service revenues earlier.
To gain more immediate feedback regarding activity for Axon camera products and Evidence.com services, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales), net of cancellations, placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Some bookings will be invoiced in subsequent years. Due to municipal government funding rules, certain of the future year amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although TASER has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be completed, if agencies do not appropriate funds in future year budgets, or enact a cancellation clause, revenue associated with these bookings may not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to Evidence.com and Axon products and services, net of cancellations, were $57.5 million and $36.9 million during the three months ended September 30, 2016 and 2015, respectively, an increase of $20.6 million, or 55.9%.
The chart below illustrates the Company's Axon segment quarterly bookings for each of the previous six fiscal quarters (in thousands):
Cost of Products Sold and Services Delivered
Cost of products sold and services delivered was $25.3 million and $19.3 million for the three months ended September 30, 2016 and 2015, respectively, an increase of $6.0 million or 31.1%. As a percentage of net sales, cost of products sold and services delivered decreased to 35.2% for the three months ended September 30, 2016 compared to 38.3% during the same period in 2015.
Within the TASER Weapons segment, cost of products sold increased to $15.0 million for the three months ended September 30, 2016 from $12.4 million in 2015, but decreased as a percentage of sales to 28.3% from 31.5%, respectively. The decrease as a percentage of sales in the third quarter of 2016 compared to the same period in 2015 was primarily attributable to increased leveraging of fixed overhead costs partially offset by increased discounting. Variable manufacturing costs remained relatively consistent during these periods.

Within the Axon segment, cost of products sold and services delivered increased to $10.3 million for the three months ended September 30, 2016 from $6.9 million for the same period in 2015. Cost of products sold and services delivered as a percentage of sales decreased to 54.6% for the three months ended September 30, 2016 from 63.2% for the same period in 2015. The overall increase in costs was driven by higher sales volumes, while the decrease in costs as a percentage of sales is driven by the combination of lower direct manufacturing costs for the Axon Body 2 camera compared to the legacy Axon Body camera coupled with overall improvements to our hardware and Evidence.com SaaS margins. There are a number of fixed costs for the Axon segment which, as we generate additional traction in the business, we expect to remain relatively stable and should allow for lower cost of services delivered as a percentage of service revenue over time.
Gross Margin
Gross margin increased $15.5 million to $46.6 million for the three months ended September 30, 2016 compared to $31.1 million for 2015. As a percentage of net sales, gross margin increased to 64.8% for the three months ended September 30, 2016 compared to 61.7% for 2015.
As a percentage of net sales, gross margin for the TASER Weapons segment increased to 71.7% from 68.5% for the three months ended September 30, 2016 and 2015, respectively. As a percentage of net sales, gross margin for the Axon segment was 45.4% and 36.8% for the three months ended September 30, 2016 and 2015, respectively.
Sales, General and Administrative Expenses
Sales, general and administrative (“SG&A”) expenses were comprised as follows for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	Percent Change
	2016	2015
Salaries, benefits and bonus	$10,956	$6,402	$4,554	71.1%
Stock-based compensation	1,348	1,129	219	19.4
Professional, consulting and lobbying	4,808	3,767	1,041	27.6
Sales and marketing	2,925	2,113	812	38.4
Travel and meals	2,506	1,401	1,105	78.9
Other	5,578	3,022	2,556	84.6
Total sales, general and administrative expenses	$28,121	$17,834	$10,287	57.7
Sales, general, and administrative as a percentage of net sales	39.1%	35.4%
SG&A expenses were $28.1 million and $17.8 million for the three months ended September 30, 2016 and 2015, respectively, an increase of $10.3 million or 57.7%. As a percentage of total net sales, SG&A expenses increased to 39.1% for the three months ended September 30, 2016 compared to 35.4% for the same period in 2015.

SG&A by type and by segment was as follows for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,				Dollar Change	Percent Change
	2016		2015
TASER Weapons segment:
Salaries, benefits and bonus	$6,214	22.1%	$4,113	23.1%	$2,101	51.1%
Stock-based compensation	806	2.9	809	4.5	(3)	(0.4)
Professional, consulting and lobbying	2,165	7.7	2,882	16.2	(717)	(24.9)
Sales and marketing	1,357	4.8	1,174	6.6	183	15.6
Travel and meals	1,152	4.1	729	4.1	423	58.0
Other	4,745	16.9	2,234	12.5	2,511	112.4
TASER Weapons segment	16,439	58.5	11,941	67.0	4,498	37.7
Axon segment:
Salaries, benefits and bonus	4,742	16.9	2,289	12.8	2,453	107.2
Stock-based compensation	542	1.9	320	1.8	222	69.4
Professional, consulting and lobbying	2,643	9.4	885	5.0	1,758	198.6
Sales and marketing	1,568	5.6	939	5.3	629	67.0
Travel and meals	1,354	4.8	672	3.8	682	101.5
Other	833	3.0	788	4.4	45	5.7
Axon segment	11,682	41.5	5,893	33.0	5,789	98.2
Total sales, general and administrative expenses	$28,121	100.0%	$17,834	100.0%	$10,287	57.7
* Not meaningful
Within the TASER Weapons segment, SG&A increased $4.5 million, or 37.7%, to $16.4 million during the three months ended September 30, 2016 as compared to $11.9 million for the three months ended September 30, 2015. Salaries, benefits and bonus along with stock compensation increased approximately $2.1 million during the three months ended September 30, 2016 as compared to 2015 as the Company continued its efforts to build out international and direct sales teams internally along with the related support staff during the current quarter. The decrease is stock-based compensation as compared to the increase in salaries, benefits and bonus was primarily due to performance-based compensation for sales personnel being commission-based versus equity-based, coupled with forfeitures that were recorded during the third quarter of 2016 that did not occur during the same period in 2015. Sales and marketing expenses for the TASER Weapons segment increased approximately $0.2 million during the three months ended September 30, 2016 as compared to 2015 primarily related to higher variable commissions on increased sales during the period. Professional, consulting and lobbying expense decreased $0.7 million primarily due to higher international expenses related to set up of the BV during the three months ended September 30, 2015. Included in other expenses was $2.0 million of litigation costs incurred, including resolution expenses, that were not incurred during the same period in 2015.
Within the Axon segment, SG&A increased $5.8 million, or 98.2%, to $11.7 million during the three months ended September 30, 2016 as compared to $5.9 million for the same period in 2015. Salaries, benefits and bonus along with stock compensation increased approximately $2.7 million during the three months ended September 30, 2016 as compared to 2015 as the Company continues to build its employment infrastructure to continue to scale the Axon segment and its emerging technologies. The increase in travels and meals of $0.7 million during this time period correlated with the increase in employees during the period. The increase in sales and marketing of $0.6 million during the three months ended September 30, 2016 as compared to 2015 was due primarily to higher commission on increased sales. The Company has increased its lobbying efforts during the three months ended September 30, 2016 as compared to 2015 which made up a large portion of the $1.8 million increase in professional, consulting and lobbying expense. This ongoing effort is aimed at increasing awareness and brand recognition of the Company's Axon platform. Also included in the increase in professional expenses were legal fees related to the on-going patent litigation suit filed by a competitor of the Company.

Research and Development Expenses
Research and development expenses (“R&D”) expenses were comprised as follows for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	Percent Change
	2016	2015
Salaries, benefits and bonus	$4,332	$3,436	$896	26.1%
Stock-based compensation	791	623	168	27.0
Professional and consulting	673	1,079	(406)	(37.6)
Sales and marketing	158	9	149	*
Travel and meals	213	262	(49)	(18.7)
Other	1,191	1,120	71	6.3
Total research and development expenses	$7,358	$6,528	$830	12.7
Research and development as a percentage of net sales	10.2%	13.0%
* Not meaningful
R&D expenses were $7.4 million and $6.5 million for the three months ended September 30, 2016 and 2015, respectively, an increase of $0.8 million, or 12.7%. As a percentage of net sales, R&D decreased to 10.2% for the three months ended September 30, 2016 compared to 13.0% for the same period in 2015.
R&D by type and by segment was as follows for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,				Dollar Change	Percent Change
	2016		2015
TASER Weapons segment:
Salaries, benefits and bonus	$707	9.6%	$421	6.4%	$286	67.9%
Stock-based compensation	143	1.9	105	1.6	38	36.2
Professional and consulting	230	3.1	324	5.0	(94)	(29.0)
Sales and marketing	—	—	4	0.1	(4)	(100.0)
Travel and meals	34	0.5	48	0.7	(14)	(29.2)
Other	294	4.0	249	3.8	45	18.1
TASER Weapons segment	1,408	19.1	1,151	17.6	257	22.3
Axon segment:
Salaries, benefits and bonus	3,625	49.3	$3,015	46.2	610	20.2
Stock-based compensation	648	8.8	518	7.9	130	25.1
Professional and consulting	443	6.0	755	11.6	(312)	(41.3)
Sales and marketing	158	2.1	5	0.1	153	*
Travel and meals	179	2.4	214	3.3	(35)	(16.4)
Other	897	12.2	870	13.3	27	3.1
Axon segment	5,950	80.9	5,377	82.4	573	10.7
Total research and development expenses	$7,358	100.0%	$6,528	100.0%	$830	12.7
* Not meaningful

The Company's Axon segment was responsible for almost 70% of the overall increase in R&D. The main increase in the Weapons segment was approximately $0.3 million salaries, benefits and bonus along with stock compensation as the Company continues to invest in the development of new CEW related technologies. Of the $0.6 million increase in R&D for the Axon segment, $0.8 million related to salaries and benefits, inclusive of stock-based compensation. The increase in sales and marketing of $0.2 million relates to contractual earn-outs for legacy MediaSolv employees, who work in R&D, that are recorded as commissions expense, as they are tied to executed sales contracts. The Company remains focused on growing the Axon segment as it adds headcount and external resources to develop new products and services to further advance its scalable cloud-connected device platform. These increases were partially offset by decreases in professional and consulting of $0.3 million related primarily to the Company being more selective in the utilization of consultants versus hiring additional internal resources.
Provision for Income Taxes
The provision for income taxes was $6.8 million for the three months ended September 30, 2016, which was an effective tax rate of 63.9%. Our estimated full year effective income tax rate for 2016, before discrete period adjustments, is approximately 42.3%, which is more than the statutory rate primarily due to the impact of non-deductible losses in certain foreign jurisdictions, state taxes and non-deductible expenses for items such as meals and entertainment and lobbying fees. The effective tax rate was most impacted by the adverse impact from foreign losses for which the Company is not expected to receive a tax benefit. Additionally, the Company's effective tax rate was impacted by an unfavorable $0.4 million return-to-provision adjustment recorded in connection with the finalization of its annual tax return. The Company has completed the full implementation of its new international structure, which began in 2015. In accounting for the income tax effects of this new structure, the Company has recognized income tax expense in the current quarter based on the results it expects for the full year.  Actual results could be different, impacting the Company’s income tax expense in the future. The Company has chosen this method, from among those available to it, because of its expectation that it will produce the least amount of variability during the year.
Net Income
Our net income increased by $2.3 million to $3.8 million for the three months ended September 30, 2016 compared to $1.5 million for the same period in 2015. Net income per basic and diluted share was $0.07 for the three months ended September 30, 2016 compared to $0.03 per basic and diluted share for the same period in 2015.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
The following table presents data from our statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Nine Months Ended September 30,
	2016		2015
Net sales	$186,168	100.0%	$141,851	100.0%
Cost of products sold and services delivered	65,402	35.1	50,192	35.4
Gross margin	120,766	64.9	91,659	64.6
Operating expenses:
Sales, general and administrative	77,333	41.5	47,842	33.7
Research and development	20,995	11.3	16,992	12.0
Total operating expenses	98,328	52.8	64,834	45.7
Income from operations	22,438	12.1	26,825	18.9
Interest income and other (expense) income, net	(460)	(0.2)	12	0.0
Income before provision for income taxes	21,978	11.8	26,837	18.9
Provision for income taxes	11,022	5.9	12,008	8.5
Net income	$10,956	5.9%	$14,829	10.5%

Net sales to the U.S. and other countries are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2016		2015
United States	$155,245	83.4%	$117,885	83.1%
Other Countries	30,923	16.6	23,966	16.9
Total	$186,168	100.0%	$141,851	100.0%

Net Sales
Net sales by product line were as follows for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,				Dollar Change	Percent Change
	2016		2015
TASER Weapons segment:
TASER X26P	$52,257	28.1%	$41,257	29.1%	$11,000	26.7%
TASER X2	37,136	19.9	29,565	20.8	7,571	25.6
TASER X26	4,330	2.3	5,793	4.1	(1,463)	(25.3)
TASER Pulse and Bolt	2,636	1.4	1,491	1.1	143	9.6
Single cartridges	37,013	19.9	28,584	20.2	8,429	29.5
Extended warranties including TAP	7,102	3.8	5,384	3.8	1,718	31.9
Other	3,833	2.1	3,612	2.5	221	6.1
TASER Weapons segment	144,307	77.5	115,686	81.6	28,621	24.7
Axon segment:
Axon Body	7,217	3.9	3,433	2.4	3,784	110.2
Axon Flex	4,759	2.6	5,529	3.9	(770)	(13.9)
E-Dock	4,923	2.6	3,442	2.4	1,481	43.0
Evidence.com	18,021	9.7	7,355	5.2	10,666	145.0
TASER Cam	3,311	1.8	4,430	3.1	(1,119)	(25.3)
Extended warranties including TAP	2,434	1.3	1,156	0.8	1,278	110.6
Other	1,196	0.6	820	0.6	376	45.9
Axon segment	41,861	22.5	26,165	18.4	15,696	60.0
Total net sales	$186,168	100.0%	$141,851	100.0%	$44,317	31.2
* Not meaningful

Net unit sales for the TASER Weapons handles and other products and Axon segment products are as follows:

	Nine Months Ended September 30,		Unit Change	Percent Change
	2016	2015
TASER X26P	58,385	45,946	12,439	27.1%
TASER X2	34,697	25,510	9,187	36.0
TASER X26	1,886	4,341	(2,455)	(56.6)
TASER Pulse and Bolt	6,522	5,785	737	12.7
Cartridges	1,424,656	1,189,118	235,538	19.8
Axon Flex	11,026	15,921	(4,895)	(30.7)
Axon Body	40,977	15,381	25,596	166.4
E-Dock	11,236	5,554	5,682	102.3
TASER Cam	6,460	8,993	(2,533)	(28.2)
Net sales were $186.2 million and $141.9 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $44.3 million or 31.2%. Net sales for the TASER Weapons segment were $144.3 million and $115.7 million for nine months ended September 30, 2016 and 2015, respectively, an increase of $28.6 million or 24.7%. Net sales for the Axon segment were $41.9 million and $26.2 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $15.7 million or 60.0%.
The increase in net sales for the nine months ended September 30, 2016 compared to same period in 2015 in the TASER Weapons segment was primarily attributable to upgrades and continued adoption of Smart Weapons both domestically and internationally. The Company received increased purchases under its installment payment programs; Officer Safety Plan and TASER 60. Additionally, the Company experienced growth in cartridge sales increasing $8.4 million to $37.0 million during the six months ended September 30, 2016 as compared to $28.6 million during 2015. The overall increase in the Axon segment was driven by continued adoption of on-officer cameras and related technology. The Company continued to see increased recurring revenues related to its long-term Evidence.com arrangements. Revenues related to Evidence.com services increased $10.7 million to $18.0 million during the nine months ended September 30, 2016 compared to $7.4 million during the same period in 2015. This increase was primarily driven by increased active users on the Company's Axon platform.
Cost of Products Sold and Services Delivered
Cost of products sold and services delivered was $65.4 million and $50.2 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $15.2 million or 30.3%. As a percentage of net sales, cost of products sold and services delivered decreased to 35.1% for the nine months ended September 30, 2016 compared to 35.4% during the same period in 2015.
Within the TASER Weapons segment, cost of products sold increased $9.2 million, or 26.4%, to $44.0 million for the nine months ended September 30, 2016, compared to $34.8 million in 2015, and increased slightly as a percentage of sales to 30.5% from 30.1%. This increase is primarily attributable to higher discounting under the Company's upgrade programs and installment payment plans. Variable manufacturing costs remained relatively consistent during these periods.
Within the Axon segment, cost of products sold and services delivered were $21.4 million for the nine months ended September 30, 2016, an increase of $6.0 million, or 39.1% from the same period in 2015. The overall increase in costs was driven by higher sales volumes, while the decrease in costs as a percentage of sales is driven by the combination of lower direct manufacturing costs for the Axon Body 2 camera compared to the legacy Axon Body camera coupled with overall improvements to our hardware and Evidence.com SaaS margins. There are a number of fixed costs for the Axon segment which, as we generate additional traction in the business, we expect to remain relatively stable and should allow for lower cost of services delivered as a percentage of service revenue over time.
Gross Margin
Gross margin increased $29.1 million to $120.8 million for the nine months ended September 30, 2016 compared to $91.7 million for 2015. As a percentage of net sales, gross margin increased slightly to 64.9% for the nine months ended September 30, 2016 compared to 64.6% for the nine months ended September 30, 2015. As a percentage of net sales, gross margin for the TASER Weapons segment was flat at 69.5% and 69.9% for the nine months ended September 30, 2016 and 2015, respectively, while the same measure for these periods for the Axon segment were 48.9% and 41.2%, respectively.

Sales, General and Administrative Expenses
Sales, general and administrative (“SG&A”) expenses were comprised as follows for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2016	2015
Salaries, benefits and bonus	$29,957	$17,391	$12,566	72.3%
Stock-based compensation	4,197	2,987	1,210	40.5
Professional, consulting and lobbying	13,661	9,408	4,253	45.2
Sales and marketing	11,252	6,435	4,817	74.9
Travel and meals	6,593	4,265	2,328	54.6
Other	11,673	7,356	4,317	58.7
Total sales, general and administrative expenses	$77,333	$47,842	$29,491	61.6
Sales, general, and administrative as a percentage of net sales	41.5%	33.7%
SG&A expenses were $77.3 million and $47.8 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $29.5 million or 61.6%. As a percentage of total net sales, SG&A expenses increased to 41.5% for the nine months ended September 30, 2016 compared to 33.7% for the same period in 2015.
SG&A by type and by segment was as follows for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,				Dollar Change	Percent Change
	2016		2015
TASER Weapons segment:
Salaries, benefits and bonus	$17,084	22.1%	$11,712	24.5%	$5,372	45.9%
Stock-based compensation	2,427	3.1	2,117	4.4	310	14.6
Professional, consulting and lobbying	8,055	10.4	7,514	15.7	541	7.2
Sales and marketing	6,127	7.9	3,487	7.3	2,640	75.7
Travel and meals	3,061	4.0	2,373	5.0	688	29.0
Other	9,641	12.5	6,266	13.1	3,375	53.9
TASER Weapons segment	46,395	60.0	33,469	70.0	12,926	38.6
Axon segment:
Salaries, benefits and bonus	12,873	16.6	5,679	11.9	7,194	126.7
Stock-based compensation	1,770	2.3	870	1.8	900	103.4
Professional, consulting and lobbying	5,606	7.2	1,894	4.0	3,712	196.0
Sales and marketing	5,125	6.6	2,948	6.2	2,177	73.8
Travel and meals	3,532	4.6	1,892	4.0	1,640	86.7
Other	2,032	2.6	1,090	2.3	942	86.4
Axon segment	30,938	40.0	14,373	30.0	16,565	115.3
Total sales, general and administrative expenses	$77,333	100.0%	$47,842	100.0%	$29,491	61.6
Within the TASER Weapons segment, SG&A increased $12.9 million, or 38.6%, to $46.4 million during the nine months ended September 30, 2016 as compared to $33.5 million for nine months ended September 30, 2015. Salaries, benefits and bonus along with stock compensation increased approximately $5.7 million during the nine months ended September 30, 2016 as compared to 2015 as the Company continued its efforts to build out international and direct sales teams internally along with the related support staff. Sales and marketing expenses for the TASER Weapons segment increased approximately $2.6 million during the nine months ended September 30, 2016 as compared to 2015 primarily related to higher variable commissions on increased sales during the period. Included in other expenses was $2.0 million of litigation costs incurred, including resolution expenses, that were not incurred during the same period in 2015.

Within the Axon segment, SG&A increased $16.6 million, or 115.3%, to $30.9 million during the nine months ended September 30, 2016 as compared to $14.4 million for the same period in 2015. Salaries, benefits and bonus along with stock compensation increased approximately $8.1 million during the nine months ended September 30, 2016 as compared to 2015 as the Company continues to hire additional sales and marketing personnel and general support staff to extend its market leadership position in the on-officer camera and digital evidence management space as well as to ensure the appropriate infrastructure is in place for scalable growth. The increase in sales and marketing personnel also related to an increase in travel and meals of $1.6 million during this period. The increase in sales and marketing of $2.2 million during the nine months ended September 30, 2016 as compared to 2015 was due primarily to increased commissions on higher sales. The Company has increased its lobbying efforts during the nine months ended September 30, 2016 as compared to 2015 resulting in higher consulting and lobbying services expense of $1.6 million. This effort is aimed at increasing awareness and brand recognition of the Company's Axon platform. Professional fees increased during the nine months ended September 30, 2016 as compared to the same period in 2015 due to the ongoing Digital Ally patent infringement claims (Note 11).
Research and Development Expenses
Research and development expenses were comprised as follows for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2016	2015
Salaries, benefits and bonus	$12,033	$9,200	$2,833	30.8%
Stock-based compensation	2,298	1,828	470	25.7
Professional and consulting	2,240	2,766	(526)	(19.0)
Sales and marketing	676	52	624	*
Travel and meals	705	713	(8)	(1.1)
Other	3,043	2,433	610	25.1
Total research and development expenses	$20,995	$16,992	$4,003	23.6
Research and development as a percentage of net sales	11.3%	12.0%
* Not meaningful
R&D expenses were $21.0 million and $17.0 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $4.0 million, or 23.6%. As a percentage of net sales, R&D decreased to 11.3% for the nine months ended September 30, 2016 compared to 12.0% for the same period in 2015.

R&D by type and by segment was as follows for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,				Dollar Change	Percent Change
	2016		2015
TASER Weapons segment:
Salaries, benefits and bonus	$1,420	6.8%	$1,339	7.9%	$81	6.0%
Stock-based compensation	428	2.0	288	1.7	140	48.6
Professional and consulting	740	3.5	778	4.6	(38)	(4.9)
Sales and marketing	5	0.0	18	0.1	(13)	(72.2)
Travel and meals	226	1.1	179	1.1	47	26.3
Other	954	4.5	816	4.8	138	16.9
TASER Weapons segment	3,773	18.0	3,418	20.1	355	10.4
Axon segment:
Salaries, benefits and bonus	10,613	50.6	7,861	46.3	2,752	35.0
Stock-based compensation	1,870	8.9	1,540	9.1	330	21.4
Professional and consulting	1,500	7.1	1,988	11.7	(488)	(24.5)
Sales and marketing	671	3.2	34	0.2	637	*
Travel and meals	479	2.3	534	3.1	(55)	(10.3)
Other	2,089	9.9	1,617	9.5	472	29.2
Axon segment	17,222	82.0	13,574	79.9	3,648	26.9
Total research and development expenses	$20,995	100.0%	$16,992	100.0%	$4,003	23.6
* Not meaningful
The Company's Axon segment made up essentially the entire increase of R&D. Of the $3.6 million increase in R&D for the Axon segment, $3.1 million related to salaries and benefits, inclusive of stock-based compensation. The Company remains focused on growing the Axon segment as it adds headcount and external resources to develop new products and services to further advance its scalable cloud-connected device platform. The increase in sales and marketing in the Axon segment of $0.6 million relates to contractual earn-outs for legacy MediaSolv employees, who work in R&D, that are recorded as commissions expense, as they are tied to executed sales contracts. Other expenses in the Axon segment increased $0.5 million, and includes costs such as supplies, building related expenses and general operating expenses, which have increased due to higher employee head-count during 2016 as compared to 2015.
Provision for Income Taxes
The provision for income taxes was $11.0 million for the nine months ended September 30, 2016, which was an effective tax rate of 50.2%. Our estimated full year effective income tax rate for 2016, before discrete period adjustments, is approximately 42.3%, which is more than the statutory rate primarily due to the impact of non-deductible losses in certain foreign jurisdictions, state taxes and non-deductible expenses for items such as meals and entertainment and lobbying fees. The effective tax rate was most impacted by the adverse impact from foreign losses for which the Company is not expected to receive a tax benefit. Additionally, the Company's effective tax rate was impacted by an unfavorable $0.4 million return-to-provision adjustment recorded in connection with the finalization of its annual tax return. The Company has completed the full implementation of its new international structure, which began in 2015. In accounting for the income tax effects of this new structure, the Company has recognized income tax expense in the current quarter based on the results it expects for the full year. Actual results could be different, impacting the Company’s income tax expense in the future. The Company has chosen this method, from among those available to it, because of its expectation that it will produce the least amount of variability during the year.
Net Income
Our net income decreased by $3.9 million to $11.0 million for the nine months ended September 30, 2016 compared to $14.8 million for the same period in 2015. Net income per basic and diluted share was $0.21 and $0.20, respectively, for the nine months ended September 30, 2016, compared to $0.28 and $0.27 per basic and diluted share, respectively, for the same period in 2015.

Three Months Ended September 30, 2016 Compared to the Three Months Ended June 30, 2016
Net Sales
Net sales by product line were as follows for the three months ended September 30, 2016 and June 30, 2016 (dollars in thousands):

	Three Months Ended September 30, 2016		Three Months Ended June 30, 2016		Dollar Change	Percent Change
TASER Weapons segment:
TASER X26P	$18,943	26.4%	$14,538	24.7%	$4,405	30.3%
TASER X2	13,514	18.8	14,008	23.8	(494)	(3.5)
TASER X26	1,549	2.2	1,383	2.4	166	12.0
TASER Pulse and Bolt	1,039	1.4	1,055	1.8	(16)	(1.5)
Single cartridges	13,898	19.3	10,928	18.6	2,970	27.2
Extended warranties including TAP	2,645	3.7	2,306	3.9	339	14.7
Other	1,350	1.9	1,318	2.2	32	2.4
TASER Weapons segment	52,938	73.6	45,536	77.5	7,402	16.3
Axon segment:
Axon Body	3,540	4.9	2,194	3.7	1,346	61.3
Axon Flex	2,316	3.2	1,521	2.6	795	52.3
E-Dock	2,438	3.4	1,997	3.4	441	22.1
Evidence.com	8,544	11.9	4,887	8.3	3,657	74.8
TASER Cam	696	1.0	1,624	2.8	(928)	(57.1)
Extended warranties including TAP	1,015	1.4	776	1.3	239	30.8
Other	395	0.5	221	0.4	174	78.7
Axon segment	18,944	26.4	13,220	22.5	5,724	43.3
Total net sales	$71,882	100.0%	$58,756	100.0%	$13,126	22.3
Net unit sales for the TASER Weapons handles and other products and Axon segment products are as follows:

	Three Months Ended September 30, 2016	Three Months Ended June 30, 2016	Unit Change	Percent Change
TASER X26P	23,259	16,559	6,700	40.5%
TASER X2	12,481	13,479	(998)	(7.4)
TASER X26	365	700	(335)	(47.9)
TASER Pulse and Bolt	1,936	3,020	(1,084)	(35.9)
Cartridges	544,671	414,828	129,843	31.3
Axon Flex	4,961	3,668	1,293	35.3
Axon Body	25,093	9,686	15,407	159.1
E-Dock	6,432	3,402	3,030	89.1
TASER Cam	1,323	3,132	(1,809)	(57.8)
Net sales were $71.9 million and $58.8 million for the three months ended September 30, 2016 and June 30, 2016, respectively, an increase of $13.1 million or 22.3%. Net sales for the TASER Weapons segment were $52.9 million and $45.5 million for the three months ended September 30, 2016 and June 30, 2016, respectively, an increase of $7.4 million or 16.3%. International revenues increased $4.8 million or 73.2% in the current quarter to $11.3 million for the three months ended September 30, 2016 from $6.5 million during the three months ended June 30, 2016. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of the Company's customers.

Net sales for the Axon segment were $18.9 million and $13.2 million for the three months ended September 30, 2016 and June 30, 2016 respectively, an increase of $5.7 million or 43.3%. The overall increase in the Axon segment is driven by continued adoption of on-officer cameras and related technology.

Liquidity and Capital Resources
Summary
As of September 30, 2016, we had $102.5 million of cash, cash equivalents and investments, a decrease of $15.8 million from the end of 2015.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2016	2015
Operating activities	$21,959	$30,314
Investing activities	2,285	(33,293)
Financing activities	(33,801)	429
Effect of exchange rate changes on cash and cash equivalents	631	70
Net decrease in cash and cash equivalents	$(8,926)	$(2,480)
Operating activities
Net cash provided by operating activities in the first nine months of 2016 of $22.0 million consisted of $11.0 million in net income impacted by the net increase of non-cash income statement items totaling $7.6 million and decrease of $3.4 million for the net change in operating assets and liabilities. Included in the non-cash items were $2.7 million in depreciation and amortization expense, $6.7 million in stock-based compensation expense and $1.0 million of bond premium amortization. These non-cash impacts were partially offset by deferred income tax expense of $2.7 million. Changes in operating assets and liabilities resulted in a net increase to cash provided by operating activities of $3.4 million. The largest increases were from increased accounts payable, accrued and other liabilities of $12.6 million along with increased deferred revenue of $26.3 million. The increase in deferred revenue was primarily driven by the continued adoption of Axon products and services that are typically invoiced at inception of the contract, and recognized over the duration of the contract period as hardware and services are delivered. Of the increase in deferred revenue, $12.8 million resulted from increased hardware deferred revenue along with increased deferred warranty revenue of $6.4 million, and increased Axon Services, including Evidence.com subscriptions, of $6.9 million, with the remaining $0.2 million made up primarily of deferred training revenue. These increases were partially offset by various items with the most significant component related to increases in prepaid expenses and other assets of prepaid expenses and other assets of $19.6 million which was primarily driven by an increase in long-term accounts receivable of $9.1 million related to the Company's Officer Safety Plan and TASER 60 purchase program, $4.0 million related to increased deferred cost of goods sold related to contracts where product had been shipped but revenue was deferred related to contractual provisions, increased prepaid commissions of $2.2 million related to higher sales, and $1.3 million related to increases in prepaid software licenses and related maintenance arrangements. These decreases were partially offset by an increase of $3.1 million of restricted cash related to a customer contract requiring certain contractual payments to be deposited in escrow until approved for release. Cash from operations also decreased due to increases in accounts and notes receivable of $5.3 million driven by higher sales and increases in inventory of $10.8 million as the Company continues to invest in anticipation of higher future sales.

Net cash provided by operating activities in the first nine months of 2015 of $30.3 million consisted of $14.8 million in net income impacted by the net increase of non-cash income statement items totaling $1.4 million and decrease of $14.1 million for the net change in operating assets and liabilities. Included in the non-cash items were $2.3 million in depreciation and amortization expense, $5.1 million in stock-based compensation expense and $1.3 million of bond premium amortization. These additions were offset by an $6.3 million reduction related to excess tax benefit from stock-based compensation that was treated as a financing activity for cash flow purposes. The most significant increases to the portion of cash from operating activities related to the changes in operating assets and liabilities were a $7.7 million decrease in accounts receivable, an increase in deferred revenue of $10.7 million, and an increase in accounts payable, accrued liabilities and other liabilities of $1.7 million. The increase in deferred revenue was primarily driven by the continued adoption of Axon products and services that are typically invoiced at inception of the contract, and recognized over the duration of the contract period as hardware and services are delivered. Of the increase in deferred revenue, $5.1 million resulted from increased hardware deferred revenue along with increased deferred warranty revenue of $2.3 million, and increased Axon Services, including Evidence.com subscriptions, of $3.3 million. Offsetting these increases in cash from operating activities were increased prepaid expenses and other assets of $5.5 million.

Investing activities
We generated $2.3 million from investing activities during the first nine months of 2016. Maturities and calls of investments, net or purchases, were $5.9 million. The Company invested $3.7 million in the purchase of property and equipment and intangible assets which partially offset the increase related to net investment activity.
Primarily as a result of investing cash generated from operating activities, we used $33.3 million for investing activities during the first nine months of 2015. Purchases of investments, net of calls and maturities, were $17.9 million. In May 2015, the Company acquired the net assets MediaSolv for an aggregate purchase price of $8.8 million, including $7.9 million of cash. In July 2015, the Company acquired its UK distributor, Tactical Safety Responses Limited ("TSR"), for a purchase price of $3.3 million which represented the gross purchase price of $4.0 million net of $0.7 million of cash acquired. In addition, the Company invested $4.2 million in the purchase of property and equipment and intangible assets, excluding the assets acquired in the MediaSolv and TSR acquisitions.
Financing activities
Net cash used in financing activities was $33.8 million during the first nine months of 2016. During the first nine months of 2016, the Company repurchased $33.7 million of the Company's common stock, reflecting a weighted average cost of $18.90 per share, inclusive of applicable administrative costs for the transactions. Additionally, the Company paid payroll taxes of $1.3 million on behalf of employees who net-settled stock awards during the period.
Net cash provided by financing activities was $0.4 million during the first nine months of 2015. This was comprised primarily of $2.6 million of proceeds from the exercise of stock options and $6.3 million of excess tax benefit from stock proceeds offset by the repurchase of $7.6 million of our common stock, reflecting a weighted average cost of $25.86 per share, inclusive of applicable administrative costs for the transactions, and $0.8 million of payroll taxes funded by the Company on behalf of employees who net-settled stock awards during the period.
Liquidity and Capital Resources
Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. In addition, our $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates, currently LIBOR plus 1.5% or Prime less 0.75%. At September 30, 2016 and December 31, 2015, there were no borrowings under the line. As of September 30, 2016, we had letters of credit outstanding of $3.9 million, leaving the net amount available for borrowing of approximately $6.1 million. The facility matures on July 31, 2017.
Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of a maximum leverage ratio and minimum fixed charge coverage ratio. The leverage ratio (ratio of total liabilities to tangible net worth) can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At September 30, 2016, the Company’s leverage ratio was 0.88:1 and its fixed charge coverage ratio was 2.23:1. Accordingly, the Company was in compliance with these covenants.
Based on our strong balance sheet and the fact that we only had approximately $0.1 million of total long-term debt and capital lease obligations at September 30, 2016, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.

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
Off-Balance Sheet Arrangements

The discussion of off-balance sheet arrangements in Note 11 to the unaudited consolidated financial statements included in PART I, ITEM I of this Form 10-Q is incorporated by reference herein.

Critical Accounting Estimates
We have identified the following accounting estimates as critical to our business operations and the understanding of our results of operations. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. While we don’t believe that a change in these estimates is reasonably likely, there can be no assurance that our actual results will not differ from these estimates. The effect of these estimates on our business operations is discussed below.
Product Warranties
The Company warranties its CEWs, Axon cameras and E-Docks from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for our standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. We estimate future warranty costs based on historical data related to returns and warranty costs on a quarterly basis and apply this rate to current product anticipated returns from our customers. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. The accrued warranty liability is reviewed quarterly to evaluate whether it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of September 30, 2016 and December 31, 2015, our reserve for warranty returns was approximately $0.7 million and $0.3 million, respectively. Warranty expense for the nine months ended September 30, 2016 and 2015 was $0.5 million and $19,000, respectively. The increase in warranty reserve and related expense as of and for the nine months ended September 30, 2016 was primarily driven by additional warranty reserves related to the launch of the Axon Body 2 on-officer body camera, for which the Company has provided a supplemental reserve for uncertainties surrounding potential return rates due to the product being new without a well-established return rate, which is standard with a new product the Company introduces. As the Company continues investing in the development of new technologies it will continue to assess the adequacy of its reserve related to inherent uncertainties with new product offerings.
Revenue related to separately-priced extended warranties is recorded as deferred revenue at its contractual amount and subsequently recognized in net sales on a straight-line basis over the delivery period. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.
Inventory
Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities and a determination of what costs are considered to be abnormal fixed production costs, which are expensed as current period charges. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. During the nine months ended September 30, 2016, the Company recorded provisions for excess and obsolete inventory of approximately $0.8 million compared to recoveries of $0.1 million during the same period in 2015. The increase for the nine months ended September 30, 2016 was driven by analyses looking at projected sales data for existing products and making corresponding adjustments to state inventories at their lower of cost or market. When the Company phases out previous generations of its CEWs and body-worn cameras and related accessories, and slows or ceases production of these products, the finished goods and related raw materials may become excess or obsolete. No specific product or product lines made up a meaningful portion of the overall increase.

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
For the three and nine months ended September 30, 2016 and 2015, the composition of revenue recognized from arrangements containing multiple elements and those not containing multiple elements was as follows (dollars in thousands):

	Three Months Ended September 30, 2016						Three Months Ended September 30, 2015
	TASER Weapons		Axon		Total		TASER Weapons		Axon		Total
Arrangements with multiple elements	$10,818	20.4%	$17,532	92.5%	$28,350	39.4%	$4,735	12.0%	$8,267	76.2%	$13,002	25.8%
Arrangements without multiple elements	42,120	79.6	1,412	7.5	43,532	60.6	34,785	88.0	2,589	23.8	37,374	74.2
Total	$52,938	100.0%	$18,944	100.0%	$71,882	100.0%	$39,520	100.0%	$10,856	100.0%	$50,376	100.0%

	Nine Months Ended September 30, 2016						Nine Months Ended September 30, 2015
	TASER Weapons		Axon		Total		TASER Weapons		Axon		Total
Arrangements with multiple elements	$22,010	15.3%	$35,718	85.3%	$57,728	31.0%	$8,014	6.9%	$18,992	72.6%	$27,006	19.0%
Arrangements without multiple elements	122,297	84.7	6,143	14.7	128,440	69.0	107,672	93.1	7,173	27.4	114,845	81.0
Total	$144,307	100.0%	$41,861	100.0%	$186,168	100.0%	$115,686	100.0%	$26,165	100.0%	$141,851	100.0%
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $12.9 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2016 tax years. Management determined that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, has established a liability for unrecognized tax benefits of $3.5 million as of September 30, 2016. In addition, we established a $0.1 million liability related to uncertain tax positions for certain state income tax liabilities, for a total unrecognized tax benefit at September 30, 2016 of $3.6 million. Approximately $1.4 million of the unrecognized tax benefit associated with research and development credits has been netted against the research and development credit deferred tax asset. Our estimates are based on the information available to us at the time we prepare the income tax provision. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
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
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of September 30, 2016, the Company would need to generate approximately $44 million, $2.6 million, and $0.7 million of pre-tax book income in the U.S., United Kingdom, and Australia, respectively, in order to realize the net deferred tax assets for which a benefit has been recorded. This estimate considers the reversal of approximately $10.8 million of taxable temporary differences, which produce $4.1 million of deferred tax liabilities. The Company has state NOLs which expire at various dates between 2024 and 2034. The Company also has federal NOLs of $0.9 million which expire between 2032 and 2034, and are subject to limitation under IRC Section 382. The Company has $43,000 of federal R&D credits which expire in 2022 and 2023, and are also subject to limitation under IRC Section 382. The Company has $6.4 million of Arizona R&D credits carrying forward, which expire at various dates between 2018 and 2031. In the United Kingdom and Australia, the Company has $3.8 million and $0.2 million, respectively, of NOLs which do not expire.
We anticipate the Company’s future income to continue to trend upward from our 2016 results, with sufficient pre-tax book income to realize a large portion of our deferred tax assets. As such, we have not recorded a valuation allowance on our deferred tax assets as of September 30, 2016, with the exception of a reserve of approximately $3.5 million that has been recorded due to specific income projections in years in which certain tax assets are set to expire.
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
We have granted a total of approximately 1.7 million performance-based awards (options and restricted stock units) of which approximately 0.4 million are outstanding as of September 30, 2016, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance. These awards will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in our statements of operations.
Contingencies and Accrued Litigation Expense
We are subject to the possibility of various loss contingencies arising in the ordinary course of business, including product-related litigation, . We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Refer to Note 11 of our condensed consolidated financial statements for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit and corporate and municipal bonds with a typical long-term debt rating of “AA” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. Based on investment positions as of September 30, 2016, a hypothetical 100 basis point increase across all maturities would result in a $0.3 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if the Company sold the investments prior to maturity.
Additionally, we have access to a $10.0 million line of credit borrowing facility which bears interest at varying rates, currently at LIBOR plus 1.5% or Prime less 0.75%. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $3.9 million at September 30, 2016. At September 30, 2016, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was approximately $6.1 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
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
During the first six months of fiscal 2016, we identified a material weakness in our internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
During the first six months of fiscal 2016, we identified deficiencies in our internal controls over the identification and recording of liabilities that resulted in the Company recording out-of-period adjustments that should have been recorded in the fourth quarter of 2015. Additionally, we identified deficiencies in our internal controls over revenue recognition and reporting for deferred revenue. These deficiencies in internal control over financial reporting resulted from the lack of certain preventative and detective controls which resulted in the Company not recording these transactions correctly. The timing of the Company’s financial close and reporting process has been adversely impacted by the continued growth in both the volume and complexity of transactions, and as such, the aggregation of these deficiencies resulted in a material weakness in our account reconciliations and monitoring processes which resulted in the adjustments noted above.

To remediate the material weakness described above, we are working to design and implement new controls and procedures to properly ensure transactions are identified and recorded timely and accurately. Specifically:

•
we have added and will continue to add staff to support the growing operations of the Company. Since March 31, 2016, we have added additional resources to our revenue accounting and general accounting teams to ensure that we have the knowledge and resources to properly execute revenue recognition in accordance with GAAP;

•	we have implemented and are continuing to implement additional internal reporting procedures, including those designed to add depth to our detailed review processes of revenue transactions;

•
we have implemented and are continuing to implement additional system controls that would help prevent data entry errors of transactional information within the Company’s general ledger system, as well as adding and refining existing system reports that would help isolate outliers within the Company’s transactional data for further review;

•
we have improved and are continuing to improve communication and coordination among our finance and accounting departments and we have expanded cross-functional involvement and input into period-end accruals; and

•	we are in the process of documenting, assessing and testing our internal control over financial reporting as part of our efforts to comply with Section 404 of the Sarbanes-Oxley Act.
The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these deficiencies will be completed prior to the end of fiscal year 2016. As remediation has not yet been completed, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2016 at a level that provides reasonable assurance as of the last day of the period covered by this report.
Changes in Internal Control over Financial Reporting
Except as noted above, there was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The discussion of legal proceedings in Note 11 to the unaudited condensed consolidated financial statements included in PART I, ITEM 1 of this Form 10-Q is incorporated by reference herein.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2016, the Company announced that TASER’s Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. The repurchase plan does not have a stated expiration date. The Company did not make any purchases under the repurchase plan during the three months ended September 30, 2016, and as of September 30, 2016, $16.2 million remains available under the plan for future purchases.

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

TASER INTERNATIONAL, INC.

Date:	November 9, 2016
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2016	By:	/s/ DANIEL M. BEHRENDT
Chief Financial Officer
(Principal Financial and
Accounting Officer)