Form 10-Q
period 2017-06-30
AXON ENTERPRISE, INC.
filed 2017-08-09
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2017 was 52,833,429.

AXON ENTERPRISE, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AXON ENTERPRISE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,038	$40,651
Short-term investments	33,796	48,415
Accounts and notes receivable, net of allowance of $590 and $443 as of June 30, 2017 and December 31, 2016, respectively	45,428	39,466
Inventory	60,743	34,841
Prepaid expenses and other current assets	22,949	13,858
Total current assets	190,954	177,231
Property and equipment, net of accumulated depreciation of $34,569 and $37,799 as of June 30, 2017 and December 31, 2016, respectively	29,603	24,004
Deferred income tax assets, net	20,264	19,515
Intangible assets, net	19,334	15,218
Goodwill	13,183	10,442
Long-term investments	—	234
Long-term accounts and notes receivable, net of current portion	27,791	17,602
Other assets	15,182	13,917
Total assets	$316,311	$278,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,993	$10,736
Accrued liabilities	19,879	18,248
Current portion of deferred revenue	52,562	45,137
Customer deposits	2,221	2,148
Current portion of business acquisition contingent consideration	1,720	1,690
Other current liabilities	469	80
Total current liabilities	94,844	78,039
Deferred revenue, net of current portion	47,608	40,054
Liability for unrecognized tax benefits	2,179	1,896
Long-term deferred compensation	3,655	3,362
Business acquisition contingent consideration, net of current portion	2,689	1,635
Other long-term liabilities	1,875	2,289
Total liabilities	152,850	127,275
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 52,808,919 and 52,325,251 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	194,221	187,656
Treasury stock at cost, 20,220,227 shares as of June 30, 2017 and December 31, 2016	(155,947)	(155,947)
Retained earnings	124,834	118,275
Accumulated other comprehensive income	352	903
Total stockholders’ equity	163,461	150,888
Total liabilities and stockholders’ equity	$316,311	$278,163
The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$79,643	$58,756	$158,885	$114,286
Cost of products sold and services delivered	34,006	21,457	64,578	40,085
Gross margin	45,637	37,299	94,307	74,201
Operating expenses:
Sales, general and administrative	31,824	24,379	62,681	49,212
Research and development	12,989	6,710	25,452	13,637
Total operating expenses	44,813	31,089	88,133	62,849
Income from operations	824	6,210	6,174	11,352
Interest and other income (expense), net	1,684	(123)	1,890	(5)
Income before provision for income taxes	2,508	6,087	8,064	11,347
Provision for income taxes	232	2,437	1,208	4,234
Net income	$2,276	$3,650	$6,856	$7,113
Net income per common and common equivalent shares:
Basic	$0.04	$0.07	$0.13	$0.13
Diluted	$0.04	$0.07	$0.13	$0.13
Weighted average number of common and common equivalent shares outstanding:
Basic	52,736	52,480	52,578	53,087
Diluted	53,770	53,289	53,723	53,890

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$2,276	$3,650	$6,856	$7,113
Foreign currency translation adjustments	(716)	25	(551)	259
Comprehensive income	$1,560	$3,675	$6,305	$7,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$6,856	$7,113
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,400	1,843
Purchase accounting adjustments to goodwill	—	349
Loss on inventory nonmonetary exchanges	—	90
Gain on disposal of property and equipment, net	—	(17)
Loss on disposal of intangible assets	—	14
Bond premium amortization	427	712
Stock-based compensation	7,423	4,526
Deferred income taxes	(1,458)	(1,445)
Unrecognized tax benefits	282	193
Tax benefit from stock-based compensation	—	(88)
Change in assets and liabilities:
Accounts and notes receivable	(4,500)	(3,211)
Inventory	(25,768)	(6,748)
Prepaid expenses and other assets	(21,484)	(14,657)
Accounts payable, accrued and other liabilities	7,474	5,078
Deferred revenue	14,829	15,812
Customer deposits	73	772
Net cash provided by (used in) operating activities	(12,446)	10,336
Cash flows from investing activities:
Purchases of investments	(19,950)	(28,667)
Proceeds from call / maturity of investments	34,377	32,429
Purchases of property and equipment	(5,741)	(1,964)
Proceeds from disposal of property and equipment	—	33
Purchases of intangible assets	(170)	(185)
Business acquisitions, net of cash acquired	(6,479)	—
Net cash provided by investing activities	2,037	1,646
Cash flows from financing activities:
Repurchase of common stock	—	(33,746)
Proceeds from options exercised	1,241	222
Payroll tax payments for net-settled stock awards	(2,572)	(1,036)
Payments on capital lease obligation	(16)	(19)
Payments on notes payable	—	(29)
Tax benefit from stock-based compensation	—	88
Net cash used in financing activities	(1,347)	(34,520)
Effect of exchange rate changes on cash and cash equivalents	(857)	318
Net decrease in cash and cash equivalents	(12,613)	(22,220)
Cash and cash equivalents, beginning of period	40,651	59,526
Cash and cash equivalents, end of period	$28,038	$37,306
Supplemental disclosure:
Cash paid for income taxes, net of refunds	$9,934	$8,271
Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$1,351	$90
Contingent consideration related to business combinations	$1,026	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies
Axon Enterprise, Inc. (“Axon” or the “Company”), formerly known as TASER International, Inc., is a developer and manufacturer of advanced conducted electrical weapons (“CEWs”) designed for use by law enforcement, military, corrections, private security personnel, and by private individuals for personal defense. In addition, the Company has developed full technology solutions for the capture, storage and management of video/audio evidence as well as other tactical capabilities for use in law enforcement. The Company sells its products worldwide through its direct sales force, distribution partners, online store and third-party resellers. The Company was incorporated in Arizona in September 1993, and reincorporated in Delaware in January 2001. The Company’s corporate headquarters and manufacturing facilities are located in Scottsdale, Arizona. The Company’s software development unit facility is located in Seattle, Washington. Axon Public Safety BV, formerly known as TASER International BV, a wholly owned subsidiary of the Company, serves as the Company's international headquarters, and is located in Amsterdam, Netherlands. Axon Public Safety BV wholly owns two subsidiaries, Axon Public Safety U.K. LTD and Axon Public Safety AU, that serve as direct sales operations in the United Kingdom and Australia, respectively. The Company also sells to certain international markets through a wholly owned subsidiary, Axon Public Safety Germany SE. In 2015, the Company formed Axon Public Safety Canada, Inc., a wholly owned subsidiary, to facilitate transactions for its products and services with new and existing customers located in Canada.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts, transactions, and profits have been eliminated.
a. Basis of Presentation and Use of Estimates
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended December 31, 2016, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Form 10-K for the year ended December 31, 2016. The results of operations for the six months ended June 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

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
b. Segment Information
The Company is comprised of two reportable segments: the manufacture and sale of CEWs, accessories and other products and services (the “TASER Weapons” segment); and the software and sensors business, which includes the TASER Cam, Axon cameras and related accessories, Evidence.com, and the Axon Artificial Intelligence team ("Axon AI") (collectively, the “Software and Sensors” segment). Reportable segments are determined based on discrete financial information reviewed by the Company’s Chief Executive Officer who is the Chief Operating Decision Maker (the “CODM”) for the Company. The Company organizes and reviews operations based on products and services, and currently there are no operating segments that are aggregated. The Company performs an annual analysis of its reportable segments. Additional information related to the Company’s business segments is summarized in Note 14.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

c. Geographic Information and Major Customers

For the three and six months ended June 30, 2017 and 2016, net sales by geographic area were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
United States	$66,200	83.1%	$52,219	88.9%	$130,952	82.4%	$94,687	82.9%
Other Countries	13,443	16.9	6,537	11.1	27,933	17.6	19,599	17.1
Total	$79,643	100.0%	$58,756	100.0%	$158,885	100.0%	$114,286	100.0%

Sales to customers outside of the U.S. are typically denominated in U.S. dollars, and are attributed to each country based on the shipping address of the distributor or customer. For the three and six months ended June 30, 2017 and 2016, no individual country outside the U.S. represented more than 10% of net sales. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of the Company's customers.
For the three and six months ended June 30, 2017 and 2016, no customer represented more than 10% of total net sales. At June 30, 2017, there was an outstanding customer balance from one unaffiliated customer that comprised 10.8% of the aggregate accounts receivable balance. At December 31, 2016, the Company had a trade receivable from one unaffiliated customer comprising 14.5% of the aggregate accounts receivable balance.
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
The calculation of the weighted average number of shares outstanding and earnings per share are as follows (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings per share:
Net income	$2,276	$3,650	$6,856	$7,113
Denominator:
Weighted average shares outstanding - basic	52,736	52,480	52,578	53,087
Dilutive effect of stock-based awards	1,034	809	1,145	803
Diluted weighted average shares outstanding	53,770	53,289	53,723	53,890
Anti-dilutive stock-based awards excluded	544	369	690	520
Net income per common share:
Basic	$0.04	$0.07	$0.13	$0.13
Diluted	$0.04	$0.07	$0.13	$0.13
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

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contractual arrangements may contain explicit customer acceptance provisions, and under such arrangements, the Company defers recognition of revenue until formal customer acceptance is received. Extended warranty revenue, SaaS revenue and related data storage revenue are recognized ratably over the term of the contract beginning on the commencement date of each contract.
Revenue arrangements with multiple deliverables are divided into separate units and revenue is allocated using the relative selling price method based upon vendor-specific objective evidence ("VSOE") of selling price or third-party evidence of the selling prices if vendor-specific objective evidence of selling prices does not exist. If neither vendor-specific objective evidence nor third-party evidence exists, management uses its best estimate of selling price. The majority of the Company’s allocations of arrangement consideration under multiple element arrangements are performed utilizing prices charged to customers for deliverables when sold separately. The Company’s multiple element arrangements may include future CEWs and/or Axon devices to be delivered at defined points within a multi-year contract, and in those arrangements, the Company allocates total arrangement consideration over the life of the multi-year contract to future deliverables using management’s best estimate of selling price. The Company has not utilized third party evidence of selling price.
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

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2017, the Company introduced new subscription programs that allow for agencies to purchase the Company's training and duty cartridges over a five-year term whereby the customer would make five equal annual installments. The Company offers two tiers under this program; the basic and unlimited plan. The Axon Basic Cartridge Plan entitles customers to a fixed number of training and duty cartridges as well as a fixed number battery replacements over the contractual term, while the Axon Unlimited Cartridge Plan entitles customers to a fixed number of training cartridges and unlimited duty cartridges and replacement batteries. Generally, the Company accounts for these arrangements as stand-ready obligations, and recognizes revenue ratably over the contract period.
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
Changes in the Company’s estimated product warranty liabilities were as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Balance, beginning of period	$780	$314
Utilization of accrual	(120)	(49)
Warranty expense (recoveries)	(96)	520
Balance, end of period	$564	$785
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

The Company has cash equivalents and investments, which at June 30, 2017 and December 31, 2016 were comprised of money market funds, state and municipal obligations, corporate bonds, and certificates of deposits. See additional disclosure regarding the fair value of the Company’s cash equivalents and investments in Note 2. Included in the balance of Other assets as of June 30, 2017 and December 31, 2016 was $3.6 million and $3.2 million, respectively, related to corporate-owned life insurance policies which are used to fund the Company’s deferred compensation plan. The Company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.
The Company’s financial instruments also include accounts and notes receivable, accounts payable, notes payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the accompanying condensed consolidated balance sheets.
h. Valuation of Goodwill, Intangibles and Long-lived Assets
Management evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets, excluding goodwill and intangible assets with indefinite useful lives, may warrant revision or that the remaining balance of these assets may not be recoverable. Such circumstances could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way products are branded and marketed. In performing the review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows.
The Company does not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its goodwill and intangible asset impairment tests in the fourth quarter of each year.
i. Recently Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. Subsequently, the FASB issued the following accounting standard updates related to Topic 606, Revenue from Contracts with Customers:

•
ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) in March 2016. ASU 2016-08 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on principal versus agent considerations.

•
ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing in April 2016. ASU 2016-10 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on identifying performance obligations and its licensing.

•
ASUs 2016-12 and 2016-20, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively, issued in May and December 2016, respectively. These ASUs do not change the core principle of revenue

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

recognition in Topic 606 but clarify the implementation guidance on a few narrow areas and add some practical expedients to the guidance.
The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company's internal implementation team has completed the initial evaluation of the new standard, and is now working on the implementation of new technology systems and internal controls necessary to adopt the new guidance effective January 1, 2018. The Company's election of the full retrospective adoption or modified retrospective application is dependent on system readiness and the analysis necessary to meet the requirements under ASU 2014-09.
While the Company's assessment is not finalized, it believes the areas most significantly impacted will be contracts with significantly discounted hardware, the timing of recognition of contracts containing software licenses and post-contract customer support, and the treatment of incremental costs of obtaining contracts with customers. However, due to the complexity of certain customer contracts, the actual revenue recognition treatment required under the new standard will be dependent on contract-specific terms, and may vary in some instances from the recognition discussed below.

•
Currently, for bundled arrangements containing Evidence.com services where the Company has provided significantly discounted or free of charge hardware, the Company recognizes the revenue allocated to the hardware in excess of the invoiced amount over the contractual term. Under ASU 2014-09, the Company anticipates being able to generally recognize revenue upon shipment which represents the point in time when the risks and rewards pass to the customer.

•
Currently, for sales of the Company's Axon Commander software product containing post-contract customer support ("PCS"), because the Company does not have sufficient VSOE to allocate the fee to the separate elements, the entire arrangement fee is recognized ratably over the support period term. Under the new standard, the Company expects to recognize the full amount of revenue attributable to the software license predominately at the time the software is delivered to the customer, while the amount of PCS will be recognized ratably over the support term.

•
Currently, the Company has an established policy to capitalize direct incremental costs of obtaining long-term customer contracts within the Software and Sensors segment as assets and recognize them as expense over the contractual term as the goods and services are delivered to the customer. The new guidance specifies that all incremental costs of obtaining customer contracts and direct costs of fulfilling our contracts with customers should be deferred and recognized over the contract period or expected customer life. The Company will modify its policy to defer all direct and incremental costs related to all customer contracts within both the Software and Sensors and TASER Weapons segments.

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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (Topic 718), Compensation – Stock Compensation. ASU 2016-09 impacts several aspects of the accounting for share-based payment transactions. The Company adopted this guidance effective January 1, 2017, which required the following changes to the presentation of the Company's financial statements:

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

•	Cash flows related to excess tax benefits or deficiencies are included as an operating activity rather than as a financing activity. The Company adopted this change prospectively.

•
Cash paid to taxing authorities when withholding shares from an employee's vesting or exercise of equity-based compensation awards for tax-withholding purposes is now considered a repurchase of the Company's equity instruments and is classified as cash used in financing activities. The Company already classifies these transactions as a financing activity, and as such, there was no impact upon adoption.

•
The Company has made the election to account for forfeitures when they occur rather than estimating forfeitures. The Company adopted this change on a modified retrospective basis, which resulted in an increase to additional paid-in capital and decrease to retained earnings of $0.5 million as of December 31, 2016.

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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), which amends the existing guidance relating to the treatment of restricted cash and restricted cash equivalents on the statement of cash flows.  ASU 2016-18 is effective for the fiscal year beginning after December 15, 2017, and interim periods within that fiscal year, and early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) which simplifies the goodwill impairment test by eliminating Step 2 of the quantitative assessment and should reduce the cost and complexity of evaluating goodwill for impairment. Under the amended guidance, when a quantitative assessment is required, an entity will perform a goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will be measured as the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of recorded goodwill. ASU 2017-04 is effective for the fiscal year beginning after December 15, 2019, and interim periods within

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

that fiscal year, and early adoption is permitted. The Company's early adoption on January 1, 2017 did not have an impact on its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 708), which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 708. ASU 2017-09 is effective for the fiscal year beginning after December 15, 2017 using a prospective approach, and early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
j. Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
2. Cash, Cash Equivalents and Investments
The following tables summarize the Company's cash, cash equivalents, and held-to-maturity investments at June 30, 2017 and December 31, 2016 (in thousands):

	As of June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$27,029	$—	$—	$27,029	$27,029	$—	$—

Level 1:
Money market funds	1,009	—	—	1,009	1,009	—	—
Corporate bonds	31,030	—	(35)	30,995	—	31,030	—
Subtotal	32,039	—	(35)	32,004	1,009	31,030	—

Level 2:
State and municipal obligations	2,517	—	(1)	2,516	—	2,517	—
Certificates of deposit	249	—	—	249	—	249	—
Subtotal	2,766	—	(1)	2,765	—	2,766	—
Total	$61,834	$—	$(36)	$61,798	$28,038	$33,796	$—

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$32,802	$—	$—	$32,802	$32,802	$—	$—

Level 1:
Money market funds	7,849	—	—	7,849	7,849	—	—
Corporate bonds	33,379	—	(57)	33,322	—	33,379	—
Subtotal	41,228	—	(57)	41,171	7,849	33,379	—

Level 2:
State and municipal obligations	14,477	—	(10)	14,467	—	14,243	234
Certificates of deposit	793	—	—	793	—	793	—
Subtotal	15,270	—	(10)	15,260	—	15,036	234
Total	$89,300	$—	$(67)	$89,233	$40,651	$48,415	$234
The Company believes the unrealized losses on the Company’s investments are due to interest rate fluctuations. As these investments are either short-term in nature, are expected to be redeemed at par value, and/or because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2017.
3. Inventory
Inventories are stated at the lower of cost and net realizable value. Cost is determined using the weighted average cost of raw materials which approximates the first-in, first-out (“FIFO”) method and includes allocations of manufacturing labor and overhead. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventories consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	2017	2016
Raw materials	$32,852	$18,002
Finished goods	27,891	16,839
Total inventory	$60,743	$34,841
4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2017 were as follows (in thousands):

Balance, beginning of period	$10,442
Goodwill acquired	2,681
Foreign currency translation adjustment	60
Balance, end of period	$13,183

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible assets (other than goodwill) consisted of the following (in thousands):

		June 30, 2017			December 31, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Domain names	5-10 years	$3,161	$(276)	$2,885	$3,161	$(125)	$3,036
Issued patents	4-15 years	1,976	(842)	1,134	1,942	(780)	1,162
Issued trademarks	3-11 years	674	(357)	317	655	(320)	335
Customer relationships	4-8 years	947	(324)	623	914	(240)	674
Non-compete agreements	3-4 years	450	(286)	164	465	(236)	229
Developed technology	3-7 years	14,480	(2,330)	12,150	8,661	(824)	7,837
Total amortized		21,688	(4,415)	17,273	15,798	(2,525)	13,273
Not amortized:
TASER trademark		900		900	900		900
Patents and trademarks pending		1,161		1,161	1,045		1,045
Total not amortized		2,061		2,061	1,945		1,945
Total intangible assets		$23,749	$(4,415)	$19,334	$17,743	$(2,525)	$15,218
Amortization expense relative to intangible assets for the three and six months ended June 30, 2017 was $1.0 million and $1.9 million, respectively. Amortization expense relative to intangible assets for the three and six months ended June 30, 2016 was $0.2 million and $0.5 million, respectively. Estimated amortization for intangible assets with definitive lives for the remaining six months of 2017, the next five years ended December 31, and thereafter, is as follows (in thousands):

2017 (remaining six months)	$2,031
2018	4,051
2019	3,928
2020	2,460
2021	2,325
2022	726
Thereafter	1,752
Total	$17,273
5. Other Long-Term Assets

Other long-term assets consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	2017	2016
Cash surrender value of corporate-owned life insurance policies	$3,633	$3,240
Prepaid commissions (i)	6,063	5,302
Restricted cash (ii)	3,322	3,317
Prepaid expenses, deposits and other (iii)	2,164	2,058
Total other long-term assets	$15,182	$13,917
(i) Prepaid commissions represent customer acquisition costs to secure long-term contracts. The Company capitalizes incremental and direct costs related to a specific contract and recognizes as expense over the term of the contract.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(ii) As of June 30, 2017 and December 31, 2016, restricted cash primarily consisted of $2.7 million of sales proceeds related to a long-term contract with a specific customer. These proceeds are held in escrow until certain billing milestones are achieved, and then specified amounts are transferred to the Company's operating accounts. Restricted cash at each period end also included $0.6 million related to a performance guarantee related to an international customer sales contract.
(iii) Included in long-term assets as of June 30, 2017 and December 31, 2016 was $1.8 million of funds deposited in escrow related to contingent consideration in connection with a business combination (see Note 15). The funds will be held in escrow and released to selling shareholders if certain conditions are subsequently met. If the conditions are not met, the funds will be released back to the Company.
6. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	June 30, 2017			December 31, 2016
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER Weapons	$9,630	$17,346	$26,976	$9,980	$17,319	$27,299
Software and Sensors	5,484	4,255	9,739	3,979	2,926	6,905
	15,114	21,601	36,715	13,959	20,245	34,204
Hardware:
TASER Weapons	3,114	9,764	12,878	1,702	4,390	6,092
Software and Sensors	9,908	11,905	21,813	9,850	11,205	21,055
	13,022	21,669	34,691	11,552	15,595	27,147
Software and Sensors Services	24,426	4,338	28,764	19,626	4,214	23,840
Total	$52,562	$47,608	$100,170	$45,137	$40,054	$85,191

	June 30, 2017			December 31, 2016
	Current	Long-Term	Total	Current	Long-Term	Total
TASER Weapons	$12,744	$27,110	$39,854	$11,682	$21,709	$33,391
Software and Sensors	39,818	20,498	60,316	33,455	18,345	51,800
Total	$52,562	$47,608	$100,170	$45,137	$40,054	$85,191
7. Accrued Liabilities
Accrued liabilities consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	2017	2016
Accrued salaries, benefits and bonus	$5,649	$6,474
Accrued professional, consulting and lobbying	2,181	3,673
Accrued warranty expense	564	780
Accrued income and other taxes	3,756	4,581
Other accrued liabilities	7,729	2,740
Accrued liabilities	$19,879	$18,248

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Income Taxes

Deferred Tax Assets
Net deferred income tax assets at June 30, 2017, include capitalized research and development costs, research and development tax credits, non-qualified stock-based compensation expense, deferred warranty revenue, warranty and inventory reserves, accrued vacation, and other items, partially offset by accelerated depreciation expense and intangible amortization that is not tax deductible. The Company’s total net deferred tax assets at June 30, 2017 were $20.3 million.
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
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As of June 30, 2017, the Company continues to demonstrate three-year cumulative pre-tax income in the U.S. federal and Arizona tax jurisdictions; however, the Company's Arizona R&D Tax Credits start to expire in 2018 with a significant tranche with a gross value of $1.2 million expiring if not used by the end of 2019. It appears that that the Company’s long term investments, which impact short term profits, will likely result in some of the R&D credits expiring before they are utilized. Therefore, management has concluded that it is more likely than not that a portion of the Company’s deferred tax assets will not be realized and has established a valuation allowance.
The Company has completed research and development (“R&D”) tax credit studies which identified approximately $15.6 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2017 tax years. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $4.3 million as of June 30, 2017. In addition, management accrued approximately $0.1 million for estimated uncertain tax positions related to certain state income tax liabilities as of June 30, 2017. The Company does not expect a significant increase or decrease in the total amount of unrecognized tax benefits within 12 months. Should the total unrecognized tax benefit of $4.4 million be recognized, the Company’s effective tax rate would be favorably impacted. Approximately $1.6 million of the unrecognized tax benefit associated with research and development credits has been netted against the research and development credit deferred tax asset.

Effective Tax Rate
The Company’s overall effective tax rate for the six months ended June 30, 2017, after discrete period adjustments, was 15.0%. Before discrete adjustments, the tax rate was 42.2%, which is more than the statutory rate primarily due to the impact of non-deductible losses in certain foreign jurisdictions, state taxes and non-deductible expenses for items such as Subpart F income, meals and entertainment and lobbying fees, partially offset by the domestic production activities and research and development tax credit deductions. The effective tax rate was unfavorably impacted by foreign losses for which the Company is not expected to receive a tax benefit. This was offset by the favorable impact of a $1.4 million discrete tax benefit associated with windfalls related to stock-based compensation for restricted stock units that vested or stock options that were exercised during the six months ended June 30, 2017.
9. Stockholders’ Equity

In May 2016, the Company’s stockholders approved a new stock incentive plan authorizing an additional 2.0 million shares, plus remaining available shares under a prior plan, for issuance under the new plan. Combined with the legacy stock incentive plans, there are approximately 1.6 million shares available for grant as of June 30, 2017.
Performance-based stock awards
The Company has issued performance-based stock options and performance-based restricted stock units ("RSUs"), the

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Restricted Stock Units
The following table summarizes RSU activity for the six months ended June 30, 2017 (number of units and aggregate intrinsic value in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Units outstanding, beginning of year	1,330	$20.40
Granted	989	25.17
Released	(350)	18.68
Forfeited	(46)	23.56
Units outstanding, end of period	1,923	23.08	$48,344
Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the period, which was $25.14 per share, multiplied by the number of RSUs outstanding. As of June 30, 2017, there was $36.6 million in unrecognized compensation costs related to RSUs under the Company's stock plans. The Company expects to recognize the cost related to the RSUs over a weighted average period of 2.95 years. RSUs are released when vesting requirements are met.
During the six months ended June 30, 2017, the Company granted approximately 0.1 million performance-based RSUs, which are included in the table above. As of June 30, 2017, the performance criteria had not been met for any the 0.2 million performance-based RSUs outstanding. Certain of the performance-based RSUs granted in 2017 , 2016 and 2015 contain provisions whereby the amount of RSUs that ultimately vest is dependent upon the level of achievement of performance metrics. The amount of RSUs included in the table above related to such grants is the target level, which is the Company's best estimate of the amount of RSUs that will vest. The maximum additional number of performance-based RSUs that could be earned is 0.2 million, which are not included in the table above.
Certain RSUs that vested in the six months ended June 30, 2017 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld were approximately 0.1 million and had a value of approximately $2.6 million on their respective vesting dates as determined by the Company’s closing stock price. Payments for the employees’ tax obligations are reflected as a financing activity within the statement of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the amount of shares that would have otherwise been issued as a result of the vesting.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Activity
The following table summarizes stock option activity for the six months ended June 30, 2017 (number of units and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, beginning of year	1,008	$5.40
Granted	—	—
Exercised	(168)	7.38
Expired / terminated	(6)	10.07
Options outstanding, end of period	834	4.98	1.93	$16,813
Options exercisable, end of period	805	4.99	1.93	16,214
Options expected to vest, end of period	25	4.75	1.48	510
Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of the Company's common stock of $25.14 on June 30, 2017. The intrinsic value of options exercised for the six months ended June 30, 2017 and 2016 was $2.6 million and $0.8 million, respectively. As of June 30, 2017, total options outstanding includes approximately 0.2 million performance-based stock options, of which 29,350 were unvested and of those, 25,000 are expected to vest.
Stock-based Compensation Expense
Stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation cost over the requisite service period of an award on a straight-line basis for time-based RSUs and on a graded basis for RSUs that are contingent on the achievement of performance conditions. The following table summarizes the composition of stock stock-based compensation for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of products sold and services delivered	$155	$70	$234	$170
Sales, general and administrative expenses	2,155	1,459	4,183	2,849
Research and development expenses	1,666	777	3,006	1,507
Total stock-based compensation	$3,976	$2,306	$7,423	$4,526
Stock Repurchase Plan
In February 2016, the Company's Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. During the six months ended June 30, 2017, no common shares were purchased under the program. During the three months ended June 30, 2016, the Company purchased, under a Rule 10b5-1 plan, approximately 1.3 million common shares for a total cost of approximately $24.8 million, or a weighted average cost of $18.92 per share. The weighted average cost includes the average price paid per share of $18.89, plus applicable administrative costs for the transaction. During the six months ended June 30, 2016, the Company purchased, under a Rule 10b5-1 plan, approximately 1.8 million common shares for a total cost of approximately $33.8 million, or a weighted average cost of $18.90 per share. The weighted average cost includes the average price paid per share of $18.87, plus applicable administrative costs for the transaction. As of June 30, 2017, $16.2 million remains available under the plan for future purchases. The Company suspended its 10b5-1 plan, and any future purchases will be discretionary.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Line of Credit
The Company has a $10.0 million revolving line of credit with a domestic bank. At both June 30, 2017 and December 31, 2016, there were no borrowings under the line. As of June 30, 2017, the Company had letters of credit outstanding of approximately $2.7 million under the facility and available borrowing of approximately $7.3 million. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates (currently LIBOR plus 1.75% or Prime less 0.50%). The line requires monthly payments of interest only on outstanding balances. The line of credit matured on July 31, 2017, which was subsequently extended for 90-day term. The Company is currently evaluating its credit needs and anticipates entering into a longer term arrangement prior to the October 31, 2017 maturity date. The Company’s agreement with the bank requires it to comply with certain financial and other covenants including maintenance of a maximum leverage ratio and minimum fixed charge coverage ratio. The leverage ratio (ratio of total liabilities to tangible net worth) can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At June 30, 2017, the Company’s leverage ratio was 1.17:1 and its fixed charge coverage ratio was 2.65:1. The Company's violation of the leverage ratio requirement was waived by the bank as of June 30, 2017.
11. Commitments and Contingencies
Product Litigation
The Company is currently named as a defendant in seven lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CEW was used (or present) by law enforcement officers in connection with arrests or during training exercises. While the facts vary from case to case, the product liability claims are typically based on an alleged product defect resulting in injury or death, usually involving a failure to warn, and the plaintiffs are seeking monetary damages. The information throughout this note is current through the date of these financial statements.
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
In 2009, the Company implemented new risk management strategies, including revisions to product warnings and training to better protect both the Company and its customers from litigation based on ‘failure to warn’ theories - which comprise the vast majority of the cases against the Company. These risk management strategies have been highly effective in reducing the rate and exposure from litigation post-2009. From the third quarter of 2011 to the second quarter of 2017, product liability cases have been reduced from 55 active to seven active cases.
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

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Derbyshire	Nov-09	Ontario, Canada Superior Court of Justice	Officer Injury	Discovery Phase. Trial scheduled for October 14, 2019.
Shymko	Dec-10	The Queen's Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase
Ramsey	Jan-12	12th Judicial Circuit Court, Broward County, FL	Wrongful Death	Discovery Phase
Bennett	Sep-15	11th Judicial Circuit Court, Miami-Dade County, FL	Wrongful Death	Discovery Phase. Trial scheduled for June 18, 2018.
Suarez	Sep-16	US District Court, Southern District of Florida	Wrongful Death	Discovery Phase. Trial scheduled for September 3, 2018.
Masters	Nov-16	US District Court, Western District of Missouri	Wrongful Death	Discovery Phase. Trial scheduled for October 9, 2018.
Taylor	Mar-17	US District Court, Southern District of Texas	Officer Injury	Discovery Phase

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There are no product litigation matters in which the Company is involved that are currently on appeal, but the judgment entered resulting from the court granting the Company’s motion for dismissal of the Digital Ally, Inc. ("Digital Ally") litigation for antitrust claims is on appeal as noted in the following table.

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Digital Ally	Feb-17	US District Court, District of Kansas	Antitrust Claims	Discovery Phase
The following cases were dismissed or judgment entered during the second quarter of 2017 and through the date of these financial statements.

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Firman	Apr-12	Ontario, Canada Superior Court of Justice	Wrongful Death	Dismissed
Shrock	Sep-14	San Bernardino County Superior Court, CA	Wrongful Death	Dismissed
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

Policy Year	Policy Start Date	Policy End Date	Insurance Coverage	Deductible Amount	Defense Costs Covered	Remaining Insurance Coverage	Active Cases and Cases on Appeal
2009	12/15/2008	12/15/2009	$10.0	$1.0	N	$10.0	Derbyshire
2010	12/15/2009	12/15/2010	10.0	1.0	N	10.0	Shymko
2011	12/15/2010	12/15/2011	10.0	1.0	N	10.0	n/a
Jan-Jun 2012	12/15/2011	6/25/2012	7.0	1.0	N	7.0	Ramsey
Jul-Dec 2012	6/25/2012	12/15/2012	12.0	1.0	N	12.0	n/a
2013	12/15/2012	12/15/2013	12.0	1.0	N	12.0	n/a
2014	12/15/2013	12/15/2014	11.0	4.0	N	11.0	n/a
2015	12/15/2014	12/15/2015	10.0	5.0	N	10.0	Bennett
2016	12/15/2015	12/15/2016	10.0	5.0	N	10.0	Suarez, Masters
2017	12/15/2016	12/15/2017	10.0	5.0	N	10.0	Taylor

Other Litigation
Phazzer Patent Infringement Litigation
In November 2015, the Company filed a complaint against Phazzer Electronics Inc. ("Phazzer") and Sang Min International Co. Ltd. ("Sang Min") for patent infringement, trademark infringement and false advertising. On July 21, 2017 the U.S. District Court for the Middle District of Florida granted Axon’s Motion for Sanctions and for a Permanent Injunction against Florida-based Phazzer. The Court issued a broad permanent injunction against Phazzer banning sales of the infringing Phazzer Enforcer CEWs and dart cartridges. The injunction prohibits Phazzer and its officers, agents, employees, and anyone else acting in concert with them, from making, using, offering for sale, selling, distributing, importing or exporting Phazzer CEWs and associated cartridges. Phazzer is further enjoined from dumping its infringing inventory by “donating” CEWs to law enforcement, and from false advertising and comparison to TASER brand products. The Court also issued an award to Axon of compensatory and treble damages, and also an award of reasonable attorneys’ fees and costs. Both Phazzer and its U.S. distributors are barred from exporting CEWs or cartridges to fill foreign orders. The injunction also makes clear that nonparties who assist Phazzer in violating the injunction, including specifically Taiwanese CEW manufacturers Sang Min and Double Dragon Development and Trading Corporation, may be held in contempt of court.
In imposing severe sanctions against Phazzer, including an award of Axon’s attorneys’ fees and costs, the Court found that Phazzer “engaged in a pattern of bad faith conduct designed and intended to delay, stall, and increase the cost of this litigation,”

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and that Phazzer repeatedly disregarded Court Orders thereby exhibiting “contemptuous”, “egregious”, “flagrant” and “intentional obstructionist behavior” resulting in willful “abuse [of] the judicial process.”
Axon’s patent (U.S. No. 7,234,262) at issue in the litigation (Case No. 6:16-cv-00366-PGB-KRS) relates to the CEW’s data recording of date and time of each trigger operation and duration of the stimulus. The Court found that patent was “valid, enforceable, and infringed by Phazzer.” The injunction will remain in effect until the patent expires, and includes any CEW or device not colorably different from the Phazzer Enforcer CEW.
The Axon trademark that is the subject of the injunction is Federal Registration No. 4,423,789, relating to the non-functional shape of TASER CEW cartridges used to launch the darts. The Court found the trademark “valid and enforceable, not generic, functional, or merely descriptive, and infringed by Phazzer.” The permanent injunction covers all Phazzer CEW dart cartridges that are confusingly similar to, or not more than a colorable imitation of, TASER CEW cartridges, and includes Phazzer product numbers 1-DC15, 1-DC21, 1-DC25, 1-DC21-SIDT, 1-PB30, 1-PB8F, 1-PB15943, 1-RB30, 1-PA30, and 1-LOWIMPT2015.
The Court expressly found that Phazzer cartridges currently marketed and sold as compatible with TASER brand CEWs embody the protected appearance and constitute infringing products enjoined under its Order. Phazzer was also ordered by the Court “not [to] challenge or continue to challenge the validity or enforceability of the ‘789 Registration in any manner in any forum, including the USTPO.” Accordingly, Phazzer’s pending USPTO cancellation action, which was stayed while the litigation ran its course, will be dismissed.
Digital Ally Patent Litigation
In February 2016, the Company was served with a first amended complaint filed by Digital Ally in the Federal District Court for the District of Kansas alleging patent infringement, commercial bribery, contracts, combinations and conspiracies in restraint of trade and unfair or anti-competitive acts and practices. In March 2016, the Company was served with a second amended complaint with similar allegations. The second amended complaint seeks a judgment of infringement, monetary damages, a permanent injunction, punitive damages and attorneys’ fees and costs. The Company believes the second amended complaint is frivolous and the Company will vigorously defend this litigation. The Company’s motion to dismiss the claims involving commercial bribery, contracts, combinations and conspiracies in restraint of trade and unfair or anti-competitive acts and practices was granted on January 12, 2017 and judgment of dismissal was entered in the Company’s favor on April 14, 2017. Plaintiff filed an appeal on April 20, 2017 to the 10th Circuit Court of Appeals.
The Company has filed four inter parte reviews ("IPRs") with the USPTO to invalidate Digital Ally’s patents and also has filed a motion to stay the litigation pending resolution of the inter parte reviews which motion was granted. On June 6, 2017, the USPTO rejected one of the IPRs that Axon filed against the ‘292 patent 8,781,292 but granted the second IPR, and invalidity proceedings have been instituted against that patent regarding its auto-activation camera technology on all asserted claims. On July 7, 2017 the USPTO rejected Axon’s IPR filed against the validity of Digital Ally's ‘452 patent, claim 10; however, this patent claim is being challenged in District Court based on fraud claims, invalidity claims and non-infringement claims filed by Axon. The USPTO has not yet ruled on the second IPR filed against the validity of Digital Ally’s ‘452 patent, claim 1. This litigation is in the discovery phase.
Antoine di Zazzo Arbitration
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
VieVu Commercial Litigation
In February 2017, the Company was served with a complaint filed by VieVu LLC ("VieVu") alleging tortious interference with a business expectancy. In March 2017, the Company filed a motion to dismiss which motion is pending. In February 2017, the Company filed complaints against VieVu LLC for unfair competition and false advertising in both the Superior Court of Arizona for Maricopa County as well as the California Superior Court for Santa Cruz County. The California complaint was served on VieVu and this litigation was voluntarily dismissed by Axon.

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
Based on the Company's assessment of outstanding litigation and claims as of June 30, 2017, the Company has determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect its results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by its insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

Off-Balance Sheet Arrangements
Under certain circumstances, the Company uses letters of credit and surety bonds to guarantee its performance under various contracts, principally in connection with the installation and integration of its Axon cameras and related technologies. Certain of the Company's letters of credit contracts and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At June 30, 2017, the Company had outstanding letters of credit of approximately $2.7 million that are expected to expire in May 2018. Additionally, the Company had approximately $5.7 million of outstanding surety bonds at June 30, 2017, with $1.0 million expiring in 2018, $2.4 million expiring in 2020, and the remaining $2.3 million expiring in 2021.
12. Related Party Transactions

The Company engages Dr. Mark Kroll, a member of the Board of Directors, to provide consulting services. The expenses related to these services were approximately $29,000 and $69,000 for the three months ended June 30, 2017 and 2016, respectively, and $73,000 and $97,000 for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and December 31, 2016, the Company had liabilities of approximately $16,000 and $12,000, respectively, related to these services.
The Company subscribes to a mobile collaboration software suite co-founded and managed by Bret Taylor, a member of the Company's Board of Directors. The cost to license this software is approximately $0.2 million per year, and as of June 30, 2017 and December 31, 2016 the Company had $146,000 and $50,500, respectively, of prepaid costs related to the license subscription.
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

Contributions to the plans are made by both the employee and the Company. Company contributions to the 401(k) plan are based on the level of employee contributions and are immediately vested. The Company’s matching contributions to the 401(k) plan for the three months ended June 30, 2017 and 2016, were approximately $0.6 million and $0.4 million, respectively, and $1.3 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively. The Company expects to make contributions to the non-qualified deferred compensation plan related to the three months ended June 30, 2017 of approximately $3,000. Future matching or profit sharing contributions to the plans are at the Company’s sole discretion.
14. Segment Data
The Company’s operations are comprised of two reportable segments: the manufacture and sale of CEWs, accessories and other products and services (the “TASER Weapons” segment); and the software and sensors business, which includes the TASER Cam, Axon cameras and related accessories, Evidence.com, and the Axon Artificial Intelligence team ("Axon AI") (collectively, the “Software and Sensors” segment). The Company includes only revenues and costs attributable to the Software and Sensors products in that segment. Included in Software and Sensors segment costs are: costs of sales for both products and services, overhead allocation based on direct labor, selling expense for the Software and Sensors sales team, product management expenses, trade shows and related expenses, and research and development for products included in the Software and Sensors segment. All other costs are included in the TASER Weapons segment. The CODM does not review assets by segment as part of the financial information provided; therefore, only limited asset information is provided in the following tables.
Information relative to the Company’s reportable segments is as follows (in thousands):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	TASER Weapons	Software and Sensors	Total	TASER Weapons	Software and Sensors	Total
Product sales	$53,016	$13,859	$66,875	$45,536	$8,331	$53,867
Service revenue	—	12,768	12,768	—	4,889	4,889
Net sales	53,016	26,627	79,643	45,536	13,220	58,756
Cost of products sold	16,078	14,094	30,172	14,489	5,565	20,054
Cost of services delivered	—	3,834	3,834	—	1,403	1,403
Gross margin	36,938	8,699	45,637	31,047	6,252	37,299
Sales, general and administrative	17,492	14,332	31,824	14,684	9,695	24,379
Research and development	1,863	11,126	12,989	1,245	5,465	6,710
Income (loss) from operations	$17,583	$(16,759)	$824	$15,118	$(8,908)	$6,210
Purchase of property and equipment	$2,641	$757	$3,398	$594	$90	$684
Purchase of intangible assets	56	19	75	51	36	87
Depreciation and amortization	716	1,080	1,796	560	382	942

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	TASER Weapons	Software and Sensors	Total	TASER Weapons	Software and Sensors	Total
Product sales	$110,687	$23,679	$134,366	$91,370	$13,172	$104,542
Service revenue	—	24,519	24,519	—	9,744	9,744
Net sales	110,687	48,198	158,885	91,370	22,916	114,286
Cost of products sold	34,104	23,140	57,244	28,566	8,943	37,509
Cost of services delivered	—	7,334	7,334	—	2,576	2,576
Gross margin	76,583	17,724	94,307	62,804	11,397	74,201
Sales, general and administrative	34,708	27,973	62,681	29,956	19,256	49,212
Research and development	4,075	21,377	25,452	2,365	11,272	13,637
Income (loss) from operations	$37,800	$(31,626)	$6,174	$30,483	$(19,131)	$11,352
Purchase of property and equipment	$3,574	$2,167	$5,741	$1,665	$299	$1,964
Purchase of intangible assets	120	50	170	113	72	185
Purchase of property and equipment and intangible assets in connection with business acquisition	—	8,526	8,526	—	—	—
Depreciation and amortization	1,557	1,843	3,400	1,132	711	1,843
15. Business Acquisitions
Axon Artificial Intelligence
On December 30, 2016, the Company acquired certain intellectual property from Fossil Group, Inc. and Fossil Vietnam, Limited Liability Company. This transaction, which was accounted for as a business combination under ASC 805, was part of the Company's efforts to expand on the Axon platform by transforming workflows using computer vision and natural language with machine learning techniques in order to analyze data and multimedia captured throughout the course of policing. Additionally, as part of the acquisition, a team of seven researchers and software engineers joined the Company as part of the newly established Axon AI team. The purchase price, totaling approximately $6.8 million, consisted of $3.5 million cash at close, and up to an additional $3.3 million of consideration contingent upon the satisfaction of certain conditions. As of June 30, 2017, no amounts were earned relative to the earn-out provisions.
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

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The purchase price of $7.5 million consisted primarily of cash, net of cash acquired, and contingent consideration of $1.0 million representing potential earn-outs to former stockholders based on predetermined future financial metrics. The Company also agreed to additional earn-out provisions totaling approximately $1.4 million based, in part, on predefined future financial metrics. The additional earn-outs were not included as part of the purchase price and will be expensed as compensation in the period earned. As of June 30, 2017, no amounts were earned relative to the earn-out provisions.
The major classes of assets and liabilities to which the Company has allocated the purchase price, on a preliminary basis, were as follows (in thousands):

Accounts receivable	$12
Property and equipment	46
Developed technology	5,800
Goodwill	2,680
Deferred income tax liabilities, net	(1,051)
Total purchase price	$7,487
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
16. Subsequent Event
On July 1, 2017, the Company entered into an agreement with Breon Enterprises, Pty Ltd. ("Breon"), an Australian corporation and the Company's licensed distributor of TASER CEWs and Axon cameras and related accessories in Australia, Fiji, New Guinea and New Zealand. Upon execution of the agreement, and for consideration of $4.3 million, Breon's distribution rights would be terminated which is intended to help the Company expand its internal sales teams and grow its presence across the Australian region. The transaction will be accounted for in the third quarter of fiscal 2017.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of June 30, 2017, and results of operations for the three and six months ended June 30, 2017 and 2016. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: our strategies relating to our Axon business; future income trends and our ability to realized deferred tax assets; our belief that customers will honor multi-year contracts despite the existence of appropriations (or similar) clauses; the sufficiency and availability of our liquid assets and capital resources; our litigation strategy, including the outcome of legal proceedings in which we are currently involved; that we may make further repurchases of our common stock; the expected expiration of outstanding letters of credit; our intention to reinvest earnings from foreign operations outside the United States; our intention to hold investments to maturity; that foreign sales and expenses may increase; the remediation of identified material weaknesses in internal controls over financial reporting; our estimated effective tax rate for full year 2017; that we may engage in currency hedging activities; and the impact of recently adopted and future accounting standards. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward looking statements herein. Such factors include, but are not limited to: market acceptance of our products; our dependence on sales of our TASER X26P and X2 CEWs; acceptance of our Evidence.com software as a service delivery model by our law enforcement customers; our ability to design, introduce and sell new products; delays in development schedules; rapid technological change and competition; product defects; breach of our security measures resulting in unauthorized access to customer data; outages and disruptions relating to our Evidence.com service; budgetary and political constraints of prospects and customers; the length of our sales cycle and our ability to realize benefits from our marketing and selling efforts; our exposure to cancellations of government contracts due to appropriation clauses; changes in civil forfeiture laws; the long-term revenue recognition cycle for our SaaS Evidence.com product; our reliance on third party cloud-based storage providers; litigation risks resulting from alleged product-related injuries and media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; the outcome of pending or future litigation; our ability to protect our intellectual property as well as intellectual property infringement claims and relating litigation costs; challenges obtaining and enforcing our patent rights in foreign countries; risks of governmental regulations, including regulations of our products by the United States Consumer Product Safety Commission, regulation of our products as a "crime control" product by the Federal government, state and local government regulation and foreign regulation and the adverse effects that could result from our products being classified as firearms by the United States Bureau of Alcohol, Tobacco, Firearms and Explosives; regulatory and political challenges presented by international markets; the possibility that the United States may withdraw from or materially modify the North American Free Trade Agreement; the adverse effect of the United Kingdom’s exit from the European Union; our compliance with regulations governing the environment, including but not limited to, regulations within the European Union; regulations relating to voice, data and communications services; regulations relating to conflict minerals; our dependence on third party suppliers for key components of our products; component shortages; rising costs of raw materials and transportation relating to petroleum prices; that we may experience declines in gross margins due to a shift in product sales from CEWs to Axon devices; our ability to manage our growth and increase manufacturing production to meet demand; establishment and expansion of our direct and indirect distribution channels; our ability to pursue sales directly with customers; risks relating to acquisitions and joint ventures; goodwill impairment; catastrophic events; the adverse effects on our operations and financial results from foreign currency fluctuations; fluctuations in our effective tax rate; counter-party risks relating to cash balances held in excess of FDIC insurance limits; employee retention risks; volatility in our stock price; quarterly fluctuations in our operating results; and other factors identified in documents filed by us with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2016.
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
Results of Operations

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
The following table presents data from our statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended June 30,
	2017		2016
Net sales	$79,643	100.0%	$58,756	100.0%
Cost of products sold and services delivered	34,006	42.7	21,457	36.5
Gross margin	45,637	57.3	37,299	63.5
Operating expenses:
Sales, general and administrative	31,824	40.0	24,379	41.5
Research and development	12,989	16.3	6,710	11.4
Total operating expenses	44,813	56.3	31,089	52.9
Income from operations	824	1.0	6,210	10.6
Interest and other income (expense), net	1,684	2.1	(123)	(0.2)
Income before provision for income taxes	2,508	3.1	6,087	10.4
Provision for income taxes	232	0.3	2,437	4.1
Net income	$2,276	2.9%	$3,650	6.2%

Net sales to the U.S. and other countries are summarized as follows (dollars in thousands):

	Three Months Ended June 30,
	2017		2016
United States	$66,200	83.1%	$52,219	88.9%
Other Countries	13,443	16.9	6,537	11.1
Total	$79,643	100.0%	$58,756	100.0%
Net Sales
Net sales by product line were as follows (dollars in thousands):

	Three Months Ended June 30,				Dollar Change	Percent Change
	2017		2016
TASER Weapons segment:
TASER X26P	$16,235	20.4%	$14,538	24.7%	$1,697	11.7%
TASER X2	16,052	20.2	14,008	23.8	2,044	14.6
TASER Pulse and Bolt	801	1.0	1,055	1.8	(254)	(24.1)
Single cartridges	14,867	18.7	10,928	18.6	3,939	36.0
Extended warranties including TAP	2,991	3.8	2,306	3.9	685	29.7
Other	2,070	2.6	2,701	4.6	(631)	(23.4)
Total TASER Weapons segment	53,016	66.6	45,536	77.5	7,480	16.4
Software and Sensors segment:
Axon Body	3,752	4.7	2,194	3.7	1,558	71.0
Axon Flex	3,851	4.8	1,521	2.6	2,330	153.2
Axon Dock	2,783	3.5	1,997	3.4	786	39.4
Evidence.com	12,756	16.0	4,887	8.3	7,869	161.0
TASER Cam	766	1.0	1,624	2.8	(858)	(52.8)
Extended warranties including TAP	1,619	2.0	776	1.3	843	108.6
Other	1,100	1.4	221	0.4	879	397.7
Total Software and Sensors segment	26,627	33.4	13,220	22.5	13,407	101.4
Total net sales	$79,643	100.0%	$58,756	100.0%	$20,887	35.5
Net unit sales for TASER Weapons handles and other products and Software and Sensors segment products were as follows:

	Three Months Ended June 30,		Unit Change	Percent Change
	2017	2016
TASER X26P	18,198	16,559	1,639	9.9%
TASER X2	15,390	13,479	1,911	14.2
TASER Pulse and Bolt	2,347	3,020	(673)	(22.3)
Cartridges	579,282	414,828	164,454	39.6
Axon Flex	9,373	3,668	5,705	155.5
Axon Body	26,882	9,686	17,196	177.5
Axon Dock	8,269	3,402	4,867	143.1
TASER Cam	1,336	3,132	(1,796)	(57.3)
Net sales were $79.6 million and $58.8 million for the three months ended June 30, 2017 and 2016, respectively, an increase of $20.9 million or 35.5%. International revenues were $13.4 million and $6.5 million for the three months ended June 30, 2017 and 2016, respectively, an increase of $6.9 million or 105.6%.

Net sales for the TASER Weapons segment were $53.0 million and $45.5 million for the three months ended June 30, 2017 and 2016, respectively, an increase of $7.5 million or 16.4%. The Company continues to experience increased purchases under its Officer Safety Plan and TASER 60 installment payment programs. During the first quarter of 2017, the Home Office of the U.K. government approved the Company's Smart Weapons for sale which resulted in increased weapons revenues within the U.K. of $0.7 million for the three months ended June 30, 2017 as compared to the same period in 2016. Additionally, the Company increased cartridge sales by $3.9 million to $14.9 million during the quarter ended June 30, 2017 as compared to $10.9 million during 2016 which was primarily attributable to an increase in total weapons in the field.
Net sales for the Software and Sensors segment were $26.6 million and $13.2 million for the three months ended June 30, 2017 and 2016, respectively, an increase of $13.4 million, or 101.4%. The overall increase in the Software and Sensors segment was driven by continued adoption of on-officer cameras and related technologies, including the Company's Evidence.com digital evidence management software suite. Revenue related to the Company's Axon cameras and docks increased approximately $4.7 million. The Company is continuing to enter into new contracts with domestic and international agencies seeking to deploy its technologies. Evidence.com revenues for the three months ended June 30, 2017 increased $7.9 million to $12.8 million as compared to the same period in 2016. This increase was primarily driven by a continued increase in active users on the Company's Evidence.com platform.
To gain more immediate feedback regarding activity for Axon camera products and Evidence.com services, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales), net of cancellations, placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Some bookings will be invoiced in subsequent periods. Due to municipal government funding rules, certain of the future period amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although the Company has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be completed, if agencies do not appropriate funds in future year budgets, or enact a cancellation clause, revenue associated with these bookings may not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to the Company's Software and Sensors segment, net of cancellations, were $81.9 million and $72.0 million during the three months ended June 30, 2017 and 2016, respectively, an increase of $9.9 million, or 13.8%.
The chart below illustrates the Company's Software and Sensors segment quarterly bookings for each of the previous six fiscal quarters (in thousands):
Cost of Products Sold and Services Delivered
Cost of products sold and services delivered was $34.0 million and $21.5 million for the three months ended June 30, 2017 and 2016, respectively, an increase of $12.5 million, or 58.5%. As a percentage of net sales, cost of products sold and services delivered increased to 42.7% for the three months ended June 30, 2017 compared to 36.5% during the same period in 2016.
Within the TASER Weapons segment, cost of products sold increased to $16.1 million for the three months ended June 30, 2017 from $14.5 million for the same period in 2016, and decreased as a percentage of sales to 30.3% from 31.8%, respectively.

Within the Software and Sensors segment, cost of products sold and services delivered increased to $17.9 million for the three months ended June 30, 2017 from $7.0 million for the same period in 2016. Cost of products sold and services delivered as a percentage of sales increased to 67.3% for the three months ended June 30, 2017 from 52.7% for the same period in 2016. The overall increase in costs was driven by higher sales volumes, with no significant changes in product costs experienced during the three months ended June 30, 2017 as compared to the same period in 2016.
Gross Margin
Gross margin increased $8.3 million to $45.6 million for the three months ended June 30, 2017 compared to $37.3 million for the same period in 2016. As a percentage of net sales, gross margin was 57.3% for the three months ended June 30, 2017 compared to 63.5% for the same period in 2016.
As a percentage of net sales, gross margin for the TASER Weapons segment was 69.7% compared to 68.2% for the three months ended June 30, 2017 and 2016, respectively. As a percentage of net sales, gross margin for the Software and Sensors segment was 32.7% and 47.3% for the three months ended June 30, 2017 and 2016, respectively. Within the Software and Sensors segment, hardware gross margin was negative 1.7% for the three months ended June 30, 2017 and and 33.2% for the same period in 2016, while the service margins were 70.0% and 71.3% during those same periods, respectively. The decrease in hardware margins was primarily attributable to higher discounting which resulted in a portion of the allocated value of the hardware to be recognized ratably over the contractual term, while the full value of the cost of goods sold is recognized when control is transfered to the customer. The decrease in service margins was primarily attributable to non-recurring expenses related to the Company's data migration to a new cloud-storage provider.
Sales, General and Administrative Expenses
Sales, general and administrative (“SG&A”) expenses were comprised as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2017	2016
Salaries, benefits and bonus	$13,783	$9,327	$4,456	47.8%
Stock-based compensation	2,155	1,459	696	47.7
Professional, consulting and lobbying	4,919	4,861	58	1.2
Sales and marketing	4,450	3,520	930	26.4
Travel and meals	2,688	2,068	620	30.0
Other	3,829	3,144	685	21.8
Total sales, general and administrative expenses	$31,824	$24,379	$7,445	30.5
Sales, general, and administrative as a percentage of net sales	40.0%	41.5%
SG&A expenses were $31.8 million and $24.4 million for the three months ended June 30, 2017 and 2016, respectively, an increase of $7.4 million or 30.5%. As a percentage of total net sales, SG&A expenses decreased to 40.0% for the three months ended June 30, 2017 compared to 41.5% for the same period in 2016.

SG&A by type and by segment was as follows (dollars in thousands):

	Three Months Ended June 30,				Dollar Change	Percent Change
	2017		2016
TASER Weapons segment:
Salaries, benefits and bonus	$6,993	22.0%	$5,150	21.1%	$1,843	35.8%
Stock-based compensation	1,432	4.5	863	3.5	569	65.9
Professional, consulting and lobbying	2,408	7.6	2,932	12.0	(524)	(17.9)
Sales and marketing	2,254	7.1	2,102	8.6	152	7.2
Travel and meals	1,245	3.9	964	4.0	281	29.1
Other	3,160	9.9	2,673	11.0	487	18.2
Total TASER Weapons segment	17,492	55.0	14,684	60.2	2,808	19.1
Software and Sensors segment:
Salaries, benefits and bonus	6,790	21.3	4,177	17.1	2,613	62.6
Stock-based compensation	723	2.3	596	2.4	127	21.3
Professional, consulting and lobbying	2,511	7.9	1,929	7.9	582	30.2
Sales and marketing	2,196	6.9	1,418	5.8	778	54.9
Travel and meals	1,443	4.5	1,104	4.5	339	30.7
Other	669	2.1	471	1.9	198	42.0
Total Software and Sensors segment	14,332	45.0	9,695	39.8	4,637	47.8
Total sales, general and administrative expenses	$31,824	100.0%	$24,379	100.0%	$7,445	30.5
Within the TASER Weapons segment, SG&A increased $2.8 million, or 19.1%, to $17.5 million during the three months ended June 30, 2017 as compared to $14.7 million for the three months ended June 30, 2016. Salaries, benefits and bonus along with stock-based compensation increased approximately $2.4 million during the three months ended June 30, 2017 as compared to the same period in 2016 as the Company continued to build its infrastructure to further facilitate growth while also increasing customer facing roles. Sales and marketing expenses for the TASER Weapons segment increased $0.2 million during the three months ended June 30, 2017 as compared to the same period in 2016 due to higher spending on advertising, promotions and trade shows partially offset by lower payments to outside distributors. Professional, consulting and lobbying expense decreased $0.5 million primarily due to lower patent and trademark related legal fees, and lower spending on lobbying and medical research services than those costs incurred during the three months ended June 30, 2016. Increases in other operating expenses was primarily attributable to the overall growth of the Company's operations.
Within the Software and Sensors segment, SG&A increased $4.6 million, or 47.8%, to $14.3 million during the three months ended June 30, 2017 as compared to $9.7 million for the same period in 2016. Salaries, benefits and bonus along with stock-based compensation increased approximately $2.7 million during the three months ended June 30, 2017 as compared to 2016 as the Company continues to build its direct sales and support teams and corporate infrastructure to continue to scale the Software and Sensors segment. The increase in travel and meals of $0.3 million during this time period correlated with the increase in employees during the period. The Company continued its increased consulting efforts related to increasing awareness of its Software and Sensors products during the three months ended June 30, 2017 as compared to 2016 which made up a portion of the increase in professional, consulting and lobbying expense. The Company also incurred higher accounting related fees primarily attributable to costs related to the implementation of the new revenue recognition guidance that the Company will adopt during fiscal year 2018.

Research and Development Expenses
Research and development expenses (“R&D”) expenses were comprised as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2017	2016
Salaries, benefits and bonus	$7,028	$3,851	$3,177	82.5%
Stock-based compensation	1,666	777	889	114.4
Professional and consulting	1,429	781	648	83.0
Travel and meals	423	301	122	40.5
Other	2,443	1,000	1,443	144.3
Total research and development expenses	$12,989	$6,710	$6,279	93.6
Research and development as a percentage of net sales	16.3%	11.4%
R&D expenses were $13.0 million and $6.7 million for the three months ended June 30, 2017 and 2016, respectively, an increase of $6.3 million, or 93.6%. As a percentage of net sales, R&D increased to 16.3% for the three months ended June 30, 2017 compared to 11.4% for the same period in 2016.
R&D by type and by segment was as follows (dollars in thousands):

	Three Months Ended June 30,				Dollar Change	Percent Change
	2017		2016
TASER Weapons segment:
Salaries, benefits and bonus	$742	5.7%	$419	6.2%	$323	77.1%
Stock-based compensation	129	1.0	142	2.1	(13)	(9.2)
Professional and consulting	324	2.5	156	2.3	168	107.7
Travel and meals	152	1.2	155	2.3	(3)	(1.9)
Other	516	4.0	373	5.6	143	38.3
Total TASER Weapons segment	1,863	14.3	1,245	18.6	618	49.6
Software and Sensors segment:
Salaries, benefits and bonus	6,286	48.4	$3,432	51.1	2,854	83.2
Stock-based compensation	1,537	11.8	635	9.5	902	142.0
Professional and consulting	1,105	8.5	625	9.3	480	76.8
Travel and meals	271	2.1	146	2.2	125	85.6
Other	1,927	14.8	627	9.3	1,300	207.3
Total Software and Sensors segment:	11,126	85.7	5,465	81.4	5,661	103.6
Total research and development expenses	$12,989	100.0%	$6,710	100.0%	$6,279	93.6
The Company's Software and Sensors segment was responsible for approximately 90% of the overall increase in R&D. The main increase in the TASER Weapons segment was approximately $0.3 million of salaries, benefits and bonus as the Company continues to invest in the development of new CEW related technologies including the newly announced Signal Sidearm. Of the $5.7 million increase in R&D for the Software and Sensors segment, $3.8 million related to salaries and benefits, inclusive of stock-based compensation. The Company remains focused on growing the Software and Sensors segment as it adds headcount and external resources to develop new products and services, including records management systems, to further advance its scalable cloud-connected device platform. Included in other R&D expenses for the Software and Services segment was $0.7 million of amortization of intangible assets related to acquired developed technology that was yet to be put into service. Additionally, the Company incurred higher consulting and professional fees primarily related to the development of new products in both of its segments.

Interest and Other Income (Expense)
Interest and other income (expense) was $1.7 million and $(0.1) million for the three months ended June 30, 2017 and 2016, respectively. During the three months ended June 30, 2017, interest and other income amounts consisted primarily of investment interest income and interest income related to the Company's installment purchase programs offered to customers as well as foreign currency transaction adjustments. During the three months ended June 30, 2016, investment and interest income was more than offset by losses on foreign currency transaction adjustments.
Provision for Income Taxes
The provision for income was $0.2 million for the three months ended June 30, 2017, which was an effective tax rate of 9.3%. Our estimated full year effective income tax rate for 2017, before discrete period adjustments, is approximately 42.2%, which is more than the statutory rate primarily due to the impact of non-deductible losses in certain foreign jurisdictions, state taxes and non-deductible expenses for items such as Subpart F income, meals and entertainment, and lobbying fees. The effective tax rate was unfavorably impacted by foreign losses for which the Company is not expected to receive a tax benefit. This was offset by the favorable impact of a $0.4 million discrete tax benefit associated with windfalls related to stock-based compensation for restricted stock units that vested or stock options that were exercised during the six months ended June 30, 2017.
Net Income
Our net income decreased by $1.4 million to $2.3 million for the three months ended June 30, 2017 compared to $3.7 million for the same period in 2016. Net income per basic and diluted share was $0.04 for the three months ended June 30, 2017 compared to $0.07 per basic and diluted share for the same period in 2016.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
The following table presents data from our statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Six Months Ended June 30,
	2017		2016
Net sales	$158,885	100.0%	$114,286	100.0%
Cost of products sold and services delivered	64,578	40.6	40,085	35.1
Gross margin	94,307	59.4	74,201	64.9
Operating expenses:
Sales, general and administrative	62,681	39.5	49,212	43.1
Research and development	25,452	16.0	13,637	11.9
Total operating expenses	88,133	55.5	62,849	55.0
Income from operations	6,174	3.9	11,352	9.9
Interest and other income (expense), net	1,890	1.2	(5)	—
Income before provision for income taxes	8,064	5.1	11,347	9.9
Provision for income taxes	1,208	0.8	4,234	3.7
Net income	$6,856	4.3%	$7,113	6.2%
Net sales to the U.S. and other countries are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2017		2016
United States	$130,952	82.4%	$94,687	82.9%
Other Countries	27,933	17.6	19,599	17.1
Total	$158,885	100.0%	$114,286	100.0%

Net Sales
Net sales by product line were as follows (dollars in thousands):

	Six Months Ended June 30,				Dollar Change	Percent Change
	2017		2016
TASER Weapons segment:
TASER X26P	$31,903	20.1%	$33,314	29.1%	$(1,411)	(4.2)%
TASER X2	35,038	22.1	23,622	20.7	11,416	48.3
TASER Pulse and Bolt	1,823	1.1	1,597	1.4	226	14.2
Single cartridges	31,531	19.8	23,115	20.2	8,416	36.4
Extended warranties including TAP	5,834	3.7	4,457	3.9	1,377	30.9
Other	4,558	2.9	5,265	4.6	(707)	(13.4)
Total TASER Weapons segment	110,687	69.7	91,370	79.9	19,317	21.1
Software and Sensors segment:
Axon Body	7,198	4.5	3,677	3.2	3,521	95.8
Axon Flex	5,326	3.4	2,443	2.1	2,883	118.0
Axon Dock	4,770	3.0	2,485	2.2	2,285	92.0
Evidence.com	24,498	15.4	9,477	8.3	15,021	158.5
TASER Cam	1,485	0.9	2,615	2.3	(1,130)	(43.2)
Extended warranties including TAP	3,037	1.9	1,419	1.2	1,618	114.0
Other	1,884	1.2	800	0.7	1,084	135.5
Total Software and Sensors segment	48,198	30.3	22,916	20.1	25,282	110.3
Total net sales	$158,885	100.0%	$114,286	100.0%	$44,599	39.0
Net unit sales for TASER Weapons handles and other products and Software and Sensors segment products were as follows:

	Six Months Ended June 30,		Unit Change	Percent Change
	2017	2016
TASER X26P	33,559	35,126	(1,567)	(4.5)%
TASER X2	32,527	22,216	10,311	46.4
TASER Pulse and Bolt	5,919	4,586	1,333	29.1
Cartridges	1,175,268	879,985	295,283	33.6
Axon Flex	12,474	6,065	6,409	105.7
Axon Body	47,195	15,884	31,311	197.1
Axon Dock	13,144	4,804	8,340	173.6
TASER Cam	2,675	5,137	(2,462)	(47.9)
Net sales were $158.9 million and $114.3 million for the six months ended June 30, 2017 and 2016, respectively, an increase of $44.6 million or 39.0%. International revenues were $27.9 million and $19.6 million for the six months ended June 30, 2017 and 2016, respectively, an increase of $8.3 million or 42.5%.
Net sales for the TASER Weapons segment were $110.7 million and $91.4 million for the six months ended June 30, 2017 and 2016, respectively, an increase of $19.3 million or 21.1%. During the first quarter of 2017, the Home Office of the U.K. government approved the Company's Smart Weapons for sale which resulted in increased weapons revenues within the U.K. of $4.2 million for the six months ended June 30, 2017 as compared to the same period in 2016. The Company also experienced increased purchases under its Officer Safety Plan and TASER 60 installment payment programs. Additionally, the Company increased cartridge sales by $8.4 million to $31.5 million during the six months June 30, 2017 as compared to $23.1 million during the same period in 2016.

Net sales for the Software and Sensors segment were $48.2 million and $22.9 million for the six months ended June 30, 2017 and 2016, respectively, an increase of $25.3 million, or 110.3%. The overall increase in the Software and Sensors segment was driven by continued adoption of on-officer cameras and related technologies, including the Company's Evidence.com digital evidence management software suite. Revenue related to the Company's on-officer cameras and related accessories increased approximately $8.7 million. The Company is continuing to enter into new contracts with domestic and international agencies seeking to deploy its technologies. Evidence.com revenues for the six months ended June 30, 2017 increased $15.0 million to $24.5 million as compared to the same period in 2016. This increase was primarily driven by the continued increase in active users on the Company's Evidence.com platform.
Cost of Products Sold and Services Delivered
Cost of products sold and services delivered was $64.6 million and $40.1 million for the six months ended June 30, 2017 and 2016, respectively, an increase of $24.5 million, or 61.1%. As a percentage of net sales, cost of products sold and services delivered increased to 40.6% for the three months ended June 30, 2017 compared to 35.1% during the same period in 2016.
Within the TASER Weapons segment, cost of products sold increased to $34.1 million for the six months ended June 30, 2017 from $28.6 million in 2016, and decreased slightly as a percentage of sales to 30.8% from 31.3%, respectively.
Within the Software and Sensors segment, cost of products sold and services delivered increased to $30.5 million for the six months ended June 30, 2017 from $11.5 million for the same period in 2016. Cost of products sold and services delivered as a percentage of sales increased to 63.2% for the six months ended June 30, 2017 from 50.3% for the same period in 2016. The overall increase in costs was driven by higher sales volumes, with no significant changes in product costs experienced during the six months ended June 30, 2017 as compared to the same period in 2016.
Gross Margin
Gross margin increased $20.1 million to $94.3 million for the six months ended June 30, 2017 compared to $74.2 million for 2016. As a percentage of net sales, gross margin was 59.4% for the six months ended June 30, 2017 compared to 64.9% for 2016.
As a percentage of net sales, gross margin for the TASER Weapons segment was 69.2% compared to 68.7% for the six months ended June 30, 2017 and 2016, respectively. As a percentage of net sales, gross margin for the Software and Sensors segment was 36.8% and 49.7% for the six months ended June 30, 2017 and 2016, respectively. Within the Software and Sensors segment hardware gross margins were 2.3% for the six months ended June 30, 2017 and 32.1% for the same period in 2016, while the service margins were 70.1% and 73.6% during those same periods, respectively. The decrease in hardware margins was primarily attributable to higher discounting which resulted in a portion of the allocated value of the hardware to be recognized ratably over the contractual term, while the full value of the cost of goods sold is recognized when control is transfered to the customer. The decrease in service margins was primarily attributable to non-recurring expenses related to the Company's data migration to a new cloud-storage provider.

Sales, General and Administrative Expenses
Sales, general and administrative (“SG&A”) expenses were comprised as follows (dollars in thousands):

	Six Months Ended June 30,		Dollar Change	Percent Change
	2017	2016
Salaries, benefits and bonus	$27,859	$19,001	$8,858	46.6%
Stock-based compensation	4,183	2,849	1,334	46.8
Professional, consulting and lobbying	9,483	8,853	630	7.1
Sales and marketing	7,863	8,327	(464)	(5.6)
Travel and meals	5,360	4,087	1,273	31.1
Other	7,933	6,095	1,838	30.2
Total sales, general and administrative expenses	$62,681	$49,212	$13,469	27.4
Sales, general, and administrative as a percentage of net sales	39.5%	43.1%
SG&A expenses were $62.7 million and $49.2 million for the six months ended June 30, 2017 and 2016, respectively, an increase of $13.5 million or 27.4%. As a percentage of total net sales, SG&A expenses decreased to 39.5% for the six months ended June 30, 2017 compared to 43.1% for the same period in 2016.
SG&A by type and by segment was as follows (dollars in thousands):

	Six Months Ended June 30,				Dollar Change	Percent Change
	2017		2016
TASER Weapons segment:
Salaries, benefits and bonus	$15,067	24.0%	$10,870	22.1%	$4,197	38.6%
Stock-based compensation	2,912	4.6	1,621	3.3	1,291	79.6
Professional, consulting and lobbying	4,260	6.8	5,890	12.0	(1,630)	(27.7)
Sales and marketing	3,510	5.6	4,770	9.7	(1,260)	(26.4)
Travel and meals	2,563	4.1	1,909	3.9	654	34.3
Other	6,396	10.2	4,896	9.9	1,500	30.6
Total TASER Weapons segment	34,708	55.4	29,956	60.9	4,752	15.9
Software and Sensors segment:
Salaries, benefits and bonus	12,792	20.4	8,131	16.5	4,661	57.3
Stock-based compensation	1,271	2.0	1,228	2.5	43	3.5
Professional, consulting and lobbying	5,223	8.3	2,963	6.0	2,260	76.3
Sales and marketing	4,353	6.9	3,557	7.2	796	22.4
Travel and meals	2,797	4.5	2,178	4.4	619	28.4
Other	1,537	2.5	1,199	2.4	338	28.2
Total Software and Sensors segment	27,973	44.6	19,256	39.1	8,717	45.3
Total sales, general and administrative expenses	$62,681	100.0%	$49,212	100.0%	$13,469	27.4
Within the TASER Weapons segment, SG&A increased $4.8 million, or 15.9%, to $34.7 million during the six months ended June 30, 2017 as compared to $30.0 million for the six months ended June 30, 2016. Salaries, benefits and bonus along with stock-based compensation increased approximately $5.5 million during the six months ended June 30, 2017 as compared to 2016 as the Company continued to build its infrastructure to further facilitate growth while also increasing customer facing roles. Sales and marketing expenses for the TASER Weapons segment decreased $1.3 million during the six months ended June 30, 2017 as compared to 2016 attributed to lower total commissions related to a large international TASER weapons order in the first quarter of 2016 at a higher contractual commission rate. Professional, consulting and lobbying expense decreased $1.6 million primarily due to lower patent and trademark related legal fees and lower spend on lobbying services during the six months ended June 30, 2016. Increases in other operating expenses was primarily related to overall growth of the Company's operations.

Within the Software and Sensors segment, SG&A increased $8.7 million, or 45.3%, to $28.0 million during the six months ended June 30, 2017 as compared to $19.3 million for the same period in 2016. Salaries, benefits and bonus along with stock-based compensation increased approximately $4.7 million during the six months ended June 30, 2017 as compared to 2016 as the Company continues to build its direct sales and support teams and corporate infrastructure to continue to scale the Software and Sensors segment. The Company continued its increased consulting efforts related to increasing awareness of its Software and Sensors products during the six months ended June 30, 2017 as compared to 2016 which made up a majority of the $2.3 million increase in professional, consulting and lobbying expense. The Company also incurred higher accounting related fees primarily attributable to costs related to the implementation of the new revenue recognition guidance that the Company will adopt during fiscal year 2018.
Research and Development Expenses
Research and development expenses (“R&D”) expenses were comprised as follows (dollars in thousands):

	Six Months Ended June 30,		Dollar Change	Percent Change
	2017	2016
Salaries, benefits and bonus	$14,184	$7,701	$6,483	84.2%
Stock-based compensation	3,006	1,507	1,499	99.5
Professional and consulting	3,001	1,567	1,434	91.5
Travel and meals	725	492	233	47.4
Other	4,536	2,370	2,166	91.4
Total research and development expenses	$25,452	$13,637	$11,815	86.6
Research and development as a percentage of net sales	16.0%	11.9%
R&D expenses were $25.5 million and $13.6 million for the six months ended June 30, 2017 and 2016, respectively, an increase of $11.8 million, or 86.6%. As a percentage of net sales, R&D increased to 16.0% for the six months ended June 30, 2017 from 11.9% for the same period in 2016.
R&D by type and by segment was as follows (dollars in thousands):

	Six Months Ended June 30,				Dollar Change	Percent Change
	2017		2016
TASER Weapons segment:
Salaries, benefits and bonus	$1,849	7.3%	$713	5.2%	$1,136	159.3%
Stock-based compensation	257	1.0	285	2.1	(28)	(9.8)
Professional and consulting	649	2.5	510	3.7	139	27.3
Travel and meals	255	1.0	192	1.4	63	32.8
Other	1,065	4.2	665	4.9	400	60.2
Total TASER Weapons segment	4,075	16.0	2,365	17.3	1,710	72.3
Software and Sensors segment:
Salaries, benefits and bonus	12,335	48.5	$6,988	51.2	5,347	76.5
Stock-based compensation	2,749	10.8	1,222	9.0	1,527	125.0
Professional and consulting	2,352	9.2	1,057	7.8	1,295	122.5
Travel and meals	470	1.8	300	2.2	170	56.7
Other	3,471	13.6	1,705	12.5	1,766	103.6
Total Software and Sensors segment:	21,377	84.0	11,272	82.7	10,105	89.6
Total research and development expenses	$25,452	100.0%	$13,637	100.0%	$11,815	86.6
The Company's Software and Sensors segment was responsible for approximately 86% of the overall increase in R&D. The main increase in the Weapons segment was approximately $1.1 million of salaries, benefits as the Company continues to invest in the development of new CEW related technologies including the newly announced Signal Sidearm. Of the $10.1 million increase in R&D for the Software and Sensors segment, $6.9 million related to salaries and benefits, inclusive of stock-based compensation.

The Company remains focused on growing the Software and Sensors segment as it adds headcount and external resources to develop new products and services, including records management systems, to further advance its scalable cloud-connected device platform. The Company also incurred higher consulting and professional fees primarily related to the development of new products in both of its segments.
Interest and Other Income (Expense)
Interest and other income (expense) was $1.9 million and $(5,000) for the six months ended June 30, 2017 and 2016, respectively. During 2017, interest and other income amounts consisted primarily of investment interest income and interest income related to the Company's installment purchase programs offered to customers as well as foreign currency transaction adjustments. During 2016, investment and interest income was offset by losses on foreign currency transaction adjustments.
Provision for Income Taxes
The provision for income was $1.2 million for the six months ended June 30, 2017, which was an effective tax rate of 15.0%. Our estimated full year effective income tax rate for 2017, before discrete period adjustments, is approximately 42.2%, which is more than the statutory rate primarily due to the impact of non-deductible losses in certain foreign jurisdictions, state taxes and non-deductible expenses for items such as Subpart F income, meals and entertainment, and lobbying fees. The effective tax rate was unfavorably impacted by foreign losses for which the Company is not expected to receive a tax benefit. This was offset by the favorable impact of a $1.4 million discrete tax benefit associated with windfalls related to stock-based compensation for restricted stock units that vested or stock options that were exercised during the six months ended June 30, 2017.
Net Income
Our net income decreased by $0.3 million to $6.9 million for the six months ended June 30, 2017 compared to $7.1 million for the same period in 2016. Net income per basic and diluted share was $0.13 for the six months ended June 30, 2017 and 2016.

Three Months Ended June 30, 2017 Compared to the Three Months Ended March 31, 2017
Net Sales
Net sales by product line were as follows (dollars in thousands):

	Three Months Ended June 30, 2017		Three Months Ended March 31, 2017		Dollar Change	Percent Change
TASER Weapons segment:
TASER X26P	$16,235	20.4%	$15,668	19.8%	$567	3.6%
TASER X2	16,052	20.2	18,986	24.0	(2,934)	(15.5)
TASER Pulse and Bolt	801	1.0	1,022	1.3	(221)	(21.6)
Single cartridges	14,867	18.7	16,664	21.0	(1,797)	(10.8)
Extended warranties including TAP	2,991	3.8	2,843	3.6	148	5.2
Other	2,070	2.6	2,488	3.1	(418)	(16.8)
Total TASER Weapons segment	53,016	66.6	57,671	72.8	(4,655)	(8.1)
Software and Sensors segment:
Axon Body	3,752	4.7	3,446	4.3	306	8.9
Axon Flex	3,851	4.8	1,475	1.9	2,376	161.1
Axon Dock	2,783	3.5	1,987	2.5	796	40.1
Evidence.com	12,756	16.0	11,742	14.8	1,014	8.6
TASER Cam	766	1.0	719	0.9	47	6.5
Extended warranties including TAP	1,619	2.0	1,418	1.8	201	14.2
Other	1,100	1.4	784	1.0	316	40.3
Total Software and Sensors segment	26,627	33.4	21,571	27.2	5,056	23.4
Total net sales	$79,643	100.0%	$79,242	100.0%	$401	0.5
Net unit sales for TASER Weapons handles and other products and Software and Sensors segment products were as follows:

	Three Months Ended June 30, 2017	Three Months Ended March 31, 2017	Unit Change	Percent Change
TASER X26P	18,198	15,361	2,837	18.5%
TASER X2	15,390	17,137	(1,747)	(10.2)
TASER Pulse and Bolt	2,347	3,572	(1,225)	(34.3)
Cartridges	579,282	595,986	(16,704)	(2.8)
Axon Flex	9,373	3,101	6,272	202.3
Axon Body	26,882	20,313	6,569	32.3
Axon Dock	8,269	4,875	3,394	69.6
TASER Cam	1,336	1,339	(3)	(0.2)
Net sales were $79.6 million and $79.2 million for the three months ended June 30, 2017 and March 31, 2017, respectively, an increase of $0.4 million or 0.5%. Net sales for the TASER Weapons segment were $53.0 million and $57.7 million for the three months ended June 30, 2017 and March 31, 2017, respectively, a decrease of $4.7 million or 8.1%. International revenues were $13.4 million for the three months ended June 30, 2017 as compared to $14.5 million for the three months ended March 31, 2017. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of the Company's customers often causing unforeseen quarterly volatility.
Net sales for the Software and Sensors segment were $26.6 million and $21.6 million for the three months ended June 30, 2017 and March 31, 2017, respectively, an increase of $5.1 million or 23.4%. The increase is partially attributable to the Flex 2 backlog being fulfilled during the three months ended June 30, 2017, along with higher Evidence.com revenues due to continued growth of users on the Company's platform.

Liquidity and Capital Resources
Summary
As of June 30, 2017, we had $61.8 million of cash, cash equivalents and investments, a decrease of $27.5 million from the end of 2016.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2017	2016
Operating activities	$(12,446)	$10,336
Investing activities	2,037	1,646
Financing activities	(1,347)	(34,520)
Effect of exchange rate changes on cash and cash equivalents	(857)	318
Net decrease in cash and cash equivalents	$(12,613)	$(22,220)
Operating activities
Net cash used in operating activities in the first six months of 2017 of $12.4 million consisted of $6.9 million in net income impacted by the net increase of non-cash income statement items totaling $10.1 million and decrease of $29.4 million for the net change in operating assets and liabilities. Included in the non-cash items were $3.4 million in depreciation and amortization expense, $7.4 million in stock-based compensation expense and $0.4 million of bond premium amortization. These non-cash impacts were partially offset by deferred income tax expense of $1.5 million. Increases to operating cash flows consisted of increased accounts payable, accrued and other liabilities of $7.5 million, which reduced the amount of cash used during the period, along with increased deferred revenue of $14.8 million. The increase in deferred revenue was primarily driven by continued sales growth of products and services within the Company's Software and Sensors segment that are typically invoiced in advance, and recognized over the duration of the contract period as hardware and services are delivered. Of the increase in deferred revenue, $7.5 million resulted from increased hardware deferred revenue along with increased deferred warranty revenue of $2.5 million, and increased services, including Evidence.com subscriptions, of $4.9 million. Cash used in operations was also impacted by various other operating items, with the most significant component related to increased inventory of $25.8 million in anticipation of the Company's national field trial offer for body cameras as well as increased sales throughout the remainder of 2017. Additionally, the Company had increased prepaid expenses and other assets of $21.5 million which was primarily driven by increased long-term accounts receivable of $10.2 million related to the Company's Officer Safety Plan and TASER 60 purchase programs, a $3.2 million increase in customer receivables related to value added taxes passed on to customers which was attributable to higher TASER weapons sales in the U.K., $1.0 million of increased prepaid commissions which are paid for when a contract is booked, and subsequently amortized over the contractual period, and $0.8 million of increased prepaid wages and benefits that will be recognized over the employees' explicit service period. Cash from operations also decreased due to increases in accounts and notes receivable of $4.5 million driven by higher sales.
Net cash provided by operating activities in the first six months of 2016 of $10.3 million consisted of $7.1 million in net income impacted by the net increase of non-cash income statement items totaling $6.2 million and decrease of $3.0 million for the net change in operating assets and liabilities. Included in the non-cash items were $1.8 million in depreciation and amortization expense, $4.5 million in stock-based compensation expense and $0.7 million of bond premium amortization. These non-cash impacts were partially offset by deferred income tax expense of $1.4 million. Changes in operating assets and liabilities resulted in a net decrease to cash provided by operating activities of $3.0 million. The most significant component of this decrease related to increases in prepaid expenses and other assets of $14.7 million. This increase was primarily driven by $3.6 million of restricted cash related to a customer contract requiring certain contractual payments to be deposited in escrow, increases in long-term receivables of $3.2 million related to the Company's Officer Safety Plan and TASER 60 purchase programs, a $2.6 million increase in income taxes receivable, increased prepaid commissions of $1.5 million related to higher sales, and $1.0 million related to increases in prepaid software licenses and related maintenance arrangements. Cash from operations also decreased due to increases in accounts and notes receivable of $3.2 million driven by higher sales and increases in inventory of $6.7 million as the Company continues to invest in anticipation of higher future sales. These decreases were partially offset by increases in accounts payable, accrued and other liabilities of $5.1 million along with increases in deferred revenue and customer deposits of $15.8 million and $0.8 million, respectively. Of the increase in deferred revenue, $10.1 million resulted from increased hardware deferred revenue along with increased deferred warranty revenue of $3.9 million, and increased Axon Services, including Evidence.com subscriptions, of $1.6 million, with the remaining $0.2 million made up primarily of deferred training revenue.

Investing activities
We generated $2.0 million from investing activities during the first six months of 2017. Maturities and calls of investments, net of purchases, were $14.4 million, which was partially offset by the Company's investment of $5.9 million in the purchase of property and equipment and intangible assets and its $6.5 million investment related to the acquisition of Dextro, Inc.
We generated $1.6 million from investing activities during the first six months of 2016. Maturities and calls of investments, net or purchases, were $3.8 million. The Company invested $2.1 million in the purchase of property and equipment and intangible assets which partially offset the increase related to net investment activity.

Financing activities
Net cash used in financing activities was $1.3 million during the first six months of 2017. During the first six months of 2017, the Company paid payroll taxes of $2.6 million on behalf of employees who net-settled stock awards during the period which was offset by proceeds from options exercised of $1.2 million.
Net cash used in financing activities was $34.5 million during the first six months of 2016. During the first six months of 2016, the Company repurchased $33.8 million of the Company's common stock, reflecting a weighted average cost of $18.90 per share, inclusive of applicable administrative costs for the transactions. Additionally, the Company paid payroll taxes of $1.0 million on behalf of employees who net-settled stock awards during the period.
Liquidity and Capital Resources
Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. In addition, our $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates, currently LIBOR plus 1.75% or Prime less 0.50%. At June 30, 2017 and December 31, 2016, there were no borrowings under the line. As of June 30, 2017, we had letters of credit outstanding of $2.7 million, leaving the net amount available for borrowing of approximately $7.3 million. The line of credit matured on July 31, 2017, which was subsequently extended for 90-day term. The Company is currently evaluating its credit needs and anticipates entering into a longer term arrangement prior to the October 31, 2017 maturity date.
Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of a maximum leverage ratio and minimum fixed charge coverage ratio. The leverage ratio (ratio of total liabilities to tangible net worth) can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At June 30, 2017, the Company’s leverage ratio was 1.17:1 and its fixed charge coverage ratio was 2.65:1. The Company's violation of the leverage ratio requirement was waived by the bank as of June 30, 2017.
Based on our strong balance sheet at June 30, 2017, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.
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
Product Warranties
The Company warranties its CEWs, Axon cameras and Axon Docks from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for our standard warranty are charged to cost of products sold and services delivered when revenue is recorded for the related product. We estimate future warranty costs based on historical data related to returns and warranty costs on a quarterly basis and apply this rate to current product anticipated returns from our customers. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. The accrued warranty liability is reviewed quarterly to evaluate whether it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of June 30, 2017 and December 31, 2016, our reserve for warranty returns was approximately $0.6 million and $0.8 million, respectively. Warranty expense (recoveries) for the six months ended June 30, 2017 and 2016 was $(0.1) million and $0.5 million, respectively. The decrease in warranty reserve and related expense as of and for the six months ended June 30, 2017 was primarily driven by the release of initial reserves related to the launch of the Axon Body 2 on-officer body camera. The Company experienced lower warranty claims than initially expected and, as such, has adjusted the warranty reserve to better reflect actual warranty claims. As the Company continues investing in the development of new technologies, it will continue to assess the adequacy of its warranty reserve related to inherent uncertainties with new product offerings.
Revenue related to separately-priced extended warranties is recorded as deferred revenue at its contractual amount and subsequently recognized in net sales on a straight-line basis over the delivery period. Costs related to extended warranties are charged to cost of products sold and services delivered when incurred.
Inventory
Inventories are stated at the lower of cost and net realizable value, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities and a determination of what costs are considered to be abnormal fixed production costs, which are expensed as current period charges. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions and other factors. As the Company phases out previous generations of its CEWs and body-worn cameras and related technologies, and slows or ceases production of these products, the finished goods and related raw materials may become excess or obsolete.
During the six months ended June 30, 2017, the Company recorded provisions for excess and obsolete inventory of approximately $1.0 million compared to $0.7 million during the same period in 2016. No specific product or product lines made up a meaningful portion of the overall increase. During the six months ended June 30, 2017, the Company began phasing out certain previous generations of its CEWs, the TASER M26 and TASER C2 models, which made up a portion of the amounts recorded as provisions to excess and obsolete inventory. The remaining increase for the six months ended June 30, 2017 was driven by analyses looking at projected sales data for existing products and making corresponding adjustments to state inventories at their lower of cost and net realizable value.
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
For the three and six months ended June 30, 2017 and 2016, the composition of revenue recognized from arrangements containing multiple elements and those not containing multiple elements was as follows (dollars in thousands):

	Three Months Ended June 30, 2017						Three Months Ended June 30, 2016
	TASER Weapons		Software and Sensors		Total		TASER Weapons		Software and Sensors		Total
Arrangements with multiple elements	$9,784	18.5%	$25,063	94.1%	$34,847	43.8%	$7,094	15.6%	$10,709	81.0%	$17,803	30.3%
Arrangements without multiple elements	43,232	81.5	1,564	5.9	44,796	56.2	38,442	84.4	2,511	19.0	40,953	69.7
Total	$53,016	100.0%	$26,627	100.0%	$79,643	100.0%	$45,536	100.0%	$13,220	100.0%	$58,756	100.0%

	Six Months Ended June 30, 2017						Six Months Ended June 30, 2016
	TASER Weapons		Software and Sensors		Total		TASER Weapons		Software and Sensors		Total
Arrangements with multiple elements	$23,723	21.4%	$44,577	92.5%	$68,300	43.0%	$11,192	12.2%	$18,186	79.4%	$29,378	25.7%
Arrangements without multiple elements	86,964	78.6	3,621	7.5	90,585	57.0	80,178	87.8	4,730	20.6	84,908	74.3
Total	$110,687	100.0%	$48,198	100.0%	$158,885	100.0%	$91,370	100.0%	$22,916	100.0%	$114,286	100.0%
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $15.6 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2017 tax years. Management determined that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, has established a liability for unrecognized tax benefits of $4.3 million as of June 30, 2017. In addition, we established a $0.1 million liability related to uncertain tax positions for certain state income tax liabilities, for a total unrecognized tax benefit at June 30, 2017 of $4.4 million. Approximately $1.6 million of the unrecognized tax benefit associated with research and development credits has been netted against the research and development credit deferred tax asset. Our estimates are based on the information available to us at the time we prepare the income tax provision. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
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
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of June 30, 2017, the Company would need to generate approximately $54.5 million of pre-tax book income in the U.S. in order to realize the net deferred tax assets for which a benefit has been recorded. This estimate considers the reversal of approximately $16.4 million of taxable temporary differences, which produce $6.1 million of deferred tax liabilities. The Company has $4.3 million of state net operating losses (“NOLs”) which expire at various dates between 2029 and 2037. The Company also has federal NOLs of $2.2 million which expire in 2035 through 2036, and are subject to limitation under IRC Section 382. The Company has $7.0 million of Arizona R&D credits carrying forward, which expire at various dates between 2018 and 2032. In Australia, the UK, Canada, and Germany, the Company has $1.5 million, $5.2 million, $0.7 million, and $1.1 million of NOLs, respectively, which expire at various dates or may be carried forward indefinitely.

We anticipate the Company’s future income to continue to trend upward from our 2017 results, with sufficient pre-tax book income to realize a large portion of our deferred tax assets. As such, we have not recorded a valuation allowance on our U.S. deferred tax assets as of June 30, 2017, with the exception of a reserve of approximately $4.4 million that has been recorded due to specific income projections in years in which certain tax assets are set to expire. As of June 30, 2017, the Company has cumulative losses in Australia, the UK, Canada, and Germany, which limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded for these jurisdictions. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.
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
We have granted a total of approximately 1.8 million performance-based awards (options and restricted stock units) of which approximately 0.5 million are outstanding as of June 30, 2017, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance. These awards will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in our statements of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit and corporate and municipal bonds with a typical long-term debt rating of “AA” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. Based on investment positions as of June 30, 2017, a hypothetical 100 basis point increase across all maturities would result in a $0.1 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if the Company sold the investments prior to maturity.

Additionally, we have access to a $10.0 million line of credit borrowing facility which bears interest at varying rates, currently at LIBOR plus 1.75% or Prime less 0.50%. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $2.7 million at June 30, 2017. At June 30, 2017, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was approximately $7.3 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
Exchange Rate Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, in each case compared to the U.S. Dollar, related to transactions by our foreign subsidiaries. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.
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
Specifically:

•
we have added and will continue to add staff to support the growing operations of the Company. During the year ended December 31, 2016 and the six months ended June 30, 2017, we have added additional resources to our revenue, tax and general accounting teams to ensure that we have the knowledge and resources to properly account for transactions in accordance with GAAP.

•
we have implemented and are continuing to implement additional internal reporting procedures, including those designed to add depth to our detailed review processes of revenue transactions and related accounting for deferred revenue and cost of goods sold and services delivered;

•
we have implemented and are continuing to implement additional system controls that would help prevent data entry errors of transactional information within the Company’s general ledger system, as well as adding and refining existing system reports that would help isolate outliers within the Company’s transactional data for further review; and

•
we have improved and are continuing to improve communication and coordination among our finance and accounting departments and we have expanded cross-functional involvement and input into period-end accruals.

The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these deficiencies will be completed prior to the end of fiscal year 2017. As remediation has not yet been completed, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2017 at a level that provides reasonable assurance as of the last day of the period covered by this report.
Change in Internal Control over Financial Reporting
Except as noted above, there was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Axon Enterprise, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on April 5, 2017)
3.2	Amendment to Bylaws of Axon Enterprise, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K, filed on April 5, 2017)
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	August 9, 2017
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2017	By:	/s/ JAWAD A. AHSAN
Chief Financial Officer
(Principal Financial and
Accounting Officer)