Form 10-Q
period 2017-09-30
AXON ENTERPRISE, INC.
filed 2017-11-09
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of October 31, 2017 was 52,912,769.

AXON ENTERPRISE, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AXON ENTERPRISE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,471	$40,651
Short-term investments	18,372	48,415
Accounts and notes receivable, net of allowance of $801 and $443 as of September 30, 2017 and December 31, 2016, respectively	51,204	39,466
Inventory	52,692	34,841
Prepaid expenses and other current assets	23,002	13,858
Total current assets	188,741	177,231
Property and equipment, net of accumulated depreciation of $35,484 and $37,799 as of September 30, 2017 and December 31, 2016, respectively	31,263	24,004
Deferred income tax assets, net	22,845	19,515
Intangible assets, net	20,758	15,218
Goodwill	14,923	10,442
Long-term investments	—	234
Long-term accounts and notes receivable, net of current portion	32,543	17,602
Other assets	16,534	13,917
Total assets	$327,607	$278,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,354	$10,736
Accrued liabilities	22,431	18,248
Current portion of deferred revenue	60,453	45,137
Customer deposits	2,648	2,148
Current portion of business acquisition contingent consideration	1,735	1,690
Other current liabilities	470	80
Total current liabilities	100,091	78,039
Deferred revenue, net of current portion	51,574	40,054
Liability for unrecognized tax benefits	1,763	1,896
Long-term deferred compensation	3,533	3,362
Business acquisition contingent consideration, net of current portion	2,715	1,635
Other long-term liabilities	1,851	2,289
Total liabilities	161,527	127,275
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 52,853,920 and 52,325,251 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	197,978	187,656
Treasury stock at cost, 20,220,227 shares as of September 30, 2017 and December 31, 2016	(155,947)	(155,947)
Retained earnings	125,256	118,275
Accumulated other comprehensive income	(1,208)	903
Total stockholders’ equity	166,080	150,888
Total liabilities and stockholders’ equity	$327,607	$278,163
The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales from products	$73,985	$63,204	$208,351	$167,745
Net sales from services	16,277	8,678	40,796	18,423
Net sales	90,262	71,882	249,147	186,168
Cost of product sales	34,573	23,664	91,817	61,172
Cost of service sales	5,924	1,653	13,258	4,230
Cost of sales	40,497	25,317	105,075	65,402
Gross margin	49,765	46,565	144,072	120,766
Operating expenses:
Sales, general and administrative	36,398	28,121	99,079	77,333
Research and development	14,166	7,358	39,618	20,995
Total operating expenses	50,564	35,479	138,697	98,328
Income (loss) from operations	(799)	11,086	5,375	22,438
Interest and other income (expense), net	1,430	(455)	3,320	(460)
Income before provision for income taxes	631	10,631	8,695	21,978
Provision for income taxes	209	6,788	1,417	11,022
Net income	$422	$3,843	$7,278	$10,956
Net income per common and common equivalent shares:
Basic	$0.01	$0.07	$0.14	$0.21
Diluted	$0.01	$0.07	$0.14	$0.20
Weighted average number of common and common equivalent shares outstanding:
Basic	52,831	52,206	52,663	52,791
Diluted	53,843	53,141	53,762	53,656

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$422	$3,843	$7,278	$10,956
Foreign currency translation adjustments	(1,560)	61	(2,111)	320
Comprehensive income (loss)	$(1,138)	$3,904	$5,167	$11,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$7,278	$10,956
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,677	2,744
Purchase accounting adjustments to goodwill	(23)	520
Loss on inventory nonmonetary exchanges	—	147
Loss on disposal of property and equipment, net	—	40
Loss on disposal of intangible assets	—	21
Bond premium amortization	594	980
Stock-based compensation	11,423	6,742
Deferred income taxes	(4,155)	(2,672)
Unrecognized tax benefits	(134)	17
Tax benefit from stock-based compensation	—	(919)
Change in assets and liabilities:
Accounts and notes receivable	(26,027)	(14,409)
Inventory	(19,074)	(10,804)
Prepaid expenses and other assets	(11,261)	(10,441)
Accounts payable, accrued and other liabilities	2,906	12,566
Deferred revenue	26,460	26,331
Customer deposits	501	140
Net cash provided by (used in) operating activities	(5,835)	21,959
Cash flows from investing activities:
Purchases of investments	(19,950)	(49,316)
Proceeds from call / maturity of investments	49,633	55,235
Purchases of property and equipment	(9,072)	(3,335)
Proceeds from disposal of property and equipment	—	40
Purchases of intangible assets	(431)	(339)
Business acquisitions	(10,629)	—
Net cash provided by investing activities	9,551	2,285
Cash flows from financing activities:
Repurchase of common stock	—	(33,746)
Proceeds from options exercised	1,255	431
Payroll tax payments for net-settled stock awards	(2,830)	(1,299)
Payments on capital lease obligation	(25)	(29)
Payments on notes payable	—	(77)
Tax benefit from stock-based compensation	—	919
Net cash used in financing activities	(1,600)	(33,801)
Effect of exchange rate changes on cash and cash equivalents	704	631
Net increase (decrease) in cash and cash equivalents	2,820	(8,926)
Cash and cash equivalents, beginning of period	40,651	59,526
Cash and cash equivalents, end of period	$43,471	$50,600
Supplemental disclosure:
Cash paid for income taxes, net of refunds	$12,206	$11,308
Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$556	$145
Contingent consideration related to business combinations	$1,007	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies
Axon Enterprise, Inc. (“Axon” or the “Company”) is a developer and manufacturer of advanced conducted electrical weapons (“CEWs”) designed for use by law enforcement, military, corrections, private security personnel, and by private individuals for personal defense. In addition, the Company has developed full technology solutions for the capture, secure storage and management of video/audio evidence as well as other tactical capabilities for use in law enforcement. The Company sells its products worldwide through its direct sales force, distribution partners, online store and third-party resellers. The Company was incorporated in Arizona in September 1993, and reincorporated in Delaware in January 2001. The Company’s corporate headquarters and manufacturing facilities are located in Scottsdale, Arizona. The Company’s software development division is located in Seattle, Washington. Axon Public Safety BV, a wholly owned subsidiary of the Company, supports the Company's international sales and marketing efforts, and is located in Amsterdam, Netherlands. Axon Public Safety BV wholly owns two subsidiaries, Axon Public Safety U.K. LTD and Axon Public Safety AU, that serve as direct sales operations in the United Kingdom ("U.K.") and Australia, respectively. The Company also sells to certain international markets through a wholly owned subsidiary, Axon Public Safety Germany SE. In 2015, the Company formed Axon Public Safety Canada, Inc., a wholly owned subsidiary, to facilitate transactions for its products and services with new and existing customers located in Canada.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts, transactions, and profits have been eliminated.
a. Basis of Presentation and Use of Estimates
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended December 31, 2016, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Form 10-K for the year ended December 31, 2016. The results of operations for the nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

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

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

c. Geographic Information and Major Customers

For the three and nine months ended September 30, 2017 and 2016, net sales by geographic area were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
United States	$73,203	81.1%	$60,558	84.2%	$204,155	81.9%	$155,245	83.4%
Other Countries	17,059	18.9	11,324	15.8	44,992	18.1	30,923	16.6
Total	$90,262	100.0%	$71,882	100.0%	$249,147	100.0%	$186,168	100.0%
Sales to customers outside of the U.S. are typically denominated in U.S. dollars, and are attributed to each country based on the shipping address of the distributor or customer. For the three months ended September 30, 2017, one country, the U.K. represented more than 10% of the Company's net sales at 10.5%. For the nine months ended September 30, 2017 and the three and nine months ended September 30, 2016, no individual country outside the U.S. represented more than 10% of net sales. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of the Company's customers.
For the three and nine months ended September 30, 2017 and 2016, no customer represented more than 10% of total net sales. At September 30, 2017, the Company had a trade receivable from one customer comprising 10.3% of the aggregate accounts receivable balance. At December 31, 2016, the Company had a trade receivable from one customer comprising 14.5% of the aggregate accounts receivable balance.
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
The calculation of the weighted average number of shares outstanding and earnings per share are as follows (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings per share:
Net income	$422	$3,843	$7,278	$10,956
Denominator:
Weighted average shares outstanding - basic	52,831	52,206	52,663	52,791
Dilutive effect of stock-based awards	1,012	935	1,099	865
Diluted weighted average shares outstanding	53,843	53,141	53,762	53,656
Anti-dilutive stock-based awards excluded	575	227	506	304
Net income per common share:
Basic	$0.01	$0.07	$0.14	$0.21
Diluted	$0.01	$0.07	$0.14	$0.20
e. Revenue Recognition, Deferred Revenue and Accounts and Notes Receivable
The Company derives revenue from two primary sources: (1) the sale of physical products, including CEWs, Axon cameras, corresponding hardware extended warranties, and related accessories such as Axon docks, cartridges and batteries, among others, and (2) subscription to the Company's Evidence.com digital evidence management software as a service ("SaaS") (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, the Company also recognizes training and other professional services revenue. Revenue is recognized when persuasive evidence of an arrangement exists,

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. Contractual arrangements may contain explicit customer acceptance provisions, and under such arrangements, the Company defers recognition of revenue until formal customer acceptance is received. Extended warranty revenue, SaaS revenue and related data storage revenue are recognized ratably over the term of the contract commencing on a pre-determined date subsequent to the delivery of the hardware. Training and professional service revenues are generally recorded once the services are completed.
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
Evidence.com and Axon cameras and related accessories have stand-alone value to the customer and are sometimes sold separately, but in most instances are sold together. In most instances, customers generally purchase and pay for the equipment and one year of Evidence.com in advance. Additional years of service are generally billed annually over a specified service term, which has typically ranged from one to five years. Generally, the Company recognizes revenue for the Axon equipment at the time of the sale consistent with the discussion of multiple deliverable arrangements above. Revenue for Evidence.com is deferred at the time of the sale and recognized over the service period. At times the Company discounts the cost of Axon devices provided to customers to secure long-term Evidence.com service contracts. In such circumstances, revenue related to the Axon devices recognized at the time of delivery is limited to the amount allocated to the Axon device deliverable that the Company is contractually entitled to that is not contingent upon the delivery of future Evidence.com services. The Company recognizes the remaining allocated revenue related to discounted Axon devices over the remaining period it provides the contracted Evidence.com services.
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
In 2015, The Company introduced the Officer Safety Plan (“OSP”) whereby a customer enters into a five-year Evidence.com subscription that includes all of its standard advanced features along with unlimited storage. The OSP also includes a service plan that includes upgrades of (i) the Axon devices every 2.5 years and (ii) a TASER CEW at any point within the contract period. Upon entering into the OSP, customers also receive extended warranties on the Axon and CEW devices upon delivery to cover the contract periods as well as spare inventory units. Under this program the customer generally makes an initial purchase of Axon cameras and related accessories, and CEWs at inception along with annual installments for services and future hardware deliverables over the contract period. The Company records consideration received related to the future deliverables as deferred revenue until all revenue recognition criteria are met, which is generally when the products or services are delivered.
In 2016, the Company introduced the TASER 60 Plan ("TASER 60") whereby a customer typically enters into a five year CEW installment purchase arrangement. TASER 60 also includes extended warranties on the CEW devices upon delivery covering the contract periods as well as on-site spares, holsters and cartridges. Generally, the Company allocates revenue to the deliverables using the relative selling price method and recognizes revenue for the amount allocated to the CEW devices at the time of sale for the amount allocated to the CEW devices, net of imputed interest, and the amount allocated to the extended warranty is recognized over five years. The Company performs an initial credit evaluation prior to execution of TASER 60 arrangements and subsequently performs quarterly credit evaluations by monitoring public municipal bond ratings, as applicable, and any subsequent credit upgrades or downgrades, to monitor for each customer's credit risk. Additionally, the Company tracks payment activity for amounts

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

currently due to assess the credit quality of its notes receivable portfolio. As the Company’s customers generally have investment-grade municipal bond ratings, the Company considers collectability of the contracted amounts in such installment purchase arrangements to be reasonably assured, unless other factors or payment history indicate otherwise. For customers where municipal bond information is not available, the Company considers factors such as payment history, customer-specific information and broader market and economic trends and conditions to determine whether collectability is reasonably assured. The Company considers this information when establishing its allowance for doubtful accounts. For the three and nine months ended September 30, 2017, the Company recorded revenue of $7.5 million and $20.8 million, respectively under the Company’s TASER 60 plan, and recorded $5.0 million and $8.6 million, respectively, for the same periods in 2016.
In 2017, the Company introduced new subscription programs that allow for agencies to purchase the Company's training and duty cartridges over a five-year term whereby the customer would make five equal annual installments. The Company offers two tiers under this program: the basic and unlimited plan. The Axon Basic Cartridge Plan entitles customers to a fixed number of training and duty cartridges per year as well as a fixed number of battery replacements over the contractual term. For the Basic Cartridge Plan, the Company allocates the contractual consideration to all identified deliverables using the relative selling price method. Generally, the Company recognizes revenue for the amounts allocated to the cartridges when they are delivered to the customer. The Unlimited Cartridge Plan entitles customers to a fixed number of training cartridges per year and an unlimited amount of duty cartridges and replacement batteries. Due to the unlimited nature of the arrangement whereby the Company is obligated to deliver unlimited products at the customer’s request, the Company accounts for these arrangements as stand-ready obligations, and recognizes revenue ratably over the contract period. Cost of product sales is recognized as the products are delivered to the customer.
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
The Company records reductions to net sales for expected future product returns based on the Company’s historical experience.
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
f. Standard Warranties
The Company warranties its CEWs, Axon cameras and certain related accessories from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for the standard warranty are charged to cost of products sold when revenue is recorded for the related product. Future warranty costs are estimated based on historical data related to returns and warranty costs on a quarterly basis and this rate is applied to current product sales. Historically, reserve amounts have been increased if management becomes aware of a component failure or other issue that could result in larger than anticipated returns from customers. The accrued warranty liability is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. The reserve for warranty returns is included in accrued liabilities on the accompanying condensed consolidated balance sheets.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the Company’s estimated product warranty liabilities were as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Balance, beginning of period	$780	$314
Utilization of accrual	(178)	(97)
Warranty expense	117	531
Balance, end of period	$719	$748
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

The Company has cash equivalents and investments, which at September 30, 2017 and December 31, 2016 were comprised of money market funds, state and municipal obligations, corporate bonds, and certificates of deposits. See additional disclosure regarding the fair value of the Company’s cash equivalents and investments in Note 2. Included in the balance of Other assets as of September 30, 2017 and December 31, 2016 was $3.7 million and $3.2 million, respectively, related to corporate-owned life insurance policies which are used to fund the Company’s deferred compensation plan. The Company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.
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

AXON ENTERPRISE, INC.
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

•
ASUs 2016-12 and 2016-20, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively, issued in May and December 2016, respectively. These ASUs do not change the core principle of revenue recognition in Topic 606 but clarify the implementation guidance on a few narrow areas and add some practical expedients to the guidance.

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
The Company intends to elect the modified retrospective method of adoption for all contracts that are not completed as of the adoption date.
While the Company's assessment is not finalized, it believes the areas most significantly impacted will be contracts with contingent hardware revenue, the timing of recognition of contracts containing software licenses and post-contract customer support, and the treatment of incremental costs of obtaining contracts with customers. However, due to the complexity of certain customer contracts, the actual revenue recognition treatment required under the new standard will be dependent on contract-specific terms, and may vary in some instances from the recognition discussed below.

•
Currently, for bundled arrangements containing Evidence.com services where the Company has provided significantly discounted or free of charge hardware, the Company recognizes the revenue allocated to the hardware in excess of the invoiced amount over the contractual term when it is contingent on delivery of Evidence.com. Under ASU 2014-09, the Company anticipates being required to generally recognize hardware revenue upon fulfillment of the distinct hardware performance obligation when control transfers to the customer.

•
Currently, for sales of the Company's Axon Commander software product containing post-contract customer support ("PCS"), because the Company does not have sufficient VSOE to allocate the fee to the separate elements, the entire arrangement fee is recognized ratably over the support period term. Under the new standard, the Company expects to recognize the full amount of revenue attributable to the distinct software license predominately at the time the software is delivered to the customer, while the amount allocated to the PCS performance obligation will be recognized ratably over the support term.

•
Currently, the Company has an established policy to capitalize direct incremental costs of obtaining long-term customer contracts within the Software and Sensors segment as assets and recognize them as expense over the contractual term as the goods and services are delivered to the customer. The new guidance specifies that all incremental costs of obtaining customer contracts and direct costs of fulfilling our contracts with customers should be deferred and recognized when the related performance obligations are fulfilled over the contract term or expected customer life. The Company will modify its policy to defer all direct and incremental costs related to all customer contracts within both the Software and Sensors and TASER Weapons segments.

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

•
Cash flows related to excess tax benefits or deficiencies are included in the statement of cash flows as an operating activity rather than as a financing activity. The Company adopted this change prospectively.

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

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Cash, Cash Equivalents and Investments
The following tables summarize the Company's cash, cash equivalents, and held-to-maturity investments at September 30, 2017 and December 31, 2016 (in thousands):

	As of September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$33,825	$—	$—	$33,825	$33,825	$—	$—

Level 1:
Money market funds	9,646	—	—	9,646	9,646	—	—
Corporate bonds	17,403	—	(10)	17,393	—	17,403	—
Subtotal	27,049	—	(10)	27,039	9,646	17,403	—

Level 2:
State and municipal obligations	969	—	—	969	—	969	—
Certificates of deposit	—	—	—	—	—	—	—
Subtotal	969	—	—	969	—	969	—
Total	$61,843	$—	$(10)	$61,833	$43,471	$18,372	$—

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$32,802	$—	$—	$32,802	$32,802	$—	$—

Level 1:
Money market funds	7,849	—	—	7,849	7,849	—	—
Corporate bonds	33,379	—	(57)	33,322	—	33,379	—
Subtotal	41,228	—	(57)	41,171	7,849	33,379	—

Level 2:
State and municipal obligations	14,477	—	(10)	14,467	—	14,243	234
Certificates of deposit	793	—	—	793	—	793	—
Subtotal	15,270	—	(10)	15,260	—	15,036	234
Total	$89,300	$—	$(67)	$89,233	$40,651	$48,415	$234
The Company believes the unrealized losses on the Company’s investments are due to interest rate fluctuations. As these investments are short-term in nature, are expected to be redeemed at par value, and/or because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2017 or as of December 31, 2016.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Inventory
Inventories are stated at the lower of cost and net realizable value. Cost is determined using the weighted average cost of raw materials which approximates the first-in, first-out (“FIFO”) method and includes allocations of manufacturing labor and overhead. Included in finished goods at September 30, 2017 and December 31, 2016 was $1.3 million and $0.7 million, respectively, of trial and evaluation hardware units. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventories consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

	2017	2016
Raw materials	$26,426	$18,002
Finished goods	26,266	16,839
Total inventory	$52,692	$34,841
4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 were as follows (in thousands):

	TASER Weapons	Software and Sensors	Total
Balance, beginning of period	$562	$9,880	$10,442
Goodwill acquired	825	3,505	4,330
Purchase accounting adjustments	—	23	23
Foreign currency translation adjustment	64	64	128
Balance, end of period	$1,451	$13,472	$14,923

Intangible assets (other than goodwill) consisted of the following (in thousands):

		September 30, 2017			December 31, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Domain names	5-10 years	$3,161	$(352)	$2,809	$3,161	$(125)	$3,036
Issued patents	4-15 years	1,985	(874)	1,111	1,942	(780)	1,162
Issued trademarks	3-11 years	714	(378)	336	655	(320)	335
Customer relationships	4-8 years	1,374	(389)	985	914	(240)	674
Non-compete agreements	3-4 years	555	(317)	238	465	(236)	229
Developed technology	3-7 years	14,480	(3,159)	11,321	8,661	(824)	7,837
Re-acquired distribution rights	2 years	2,140	(357)	1,783	—	—	—
Total amortized		24,409	(5,826)	18,583	15,798	(2,525)	13,273
Not amortized:
TASER trademark		900		900	900		900
Patents and trademarks pending		1,275		1,275	1,045		1,045
Total not amortized		2,175		2,175	1,945		1,945
Total intangible assets		$26,584	$(5,826)	$20,758	$17,743	$(2,525)	$15,218

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization expense of intangible assets for the three and nine months ended September 30, 2017 was $1.4 million and $3.3 million, respectively. Amortization expense of intangible assets for the three and nine months ended September 30, 2016 was $0.2 million and $0.7 million, respectively. Estimated amortization for intangible assets with definite lives for the remaining three months of 2017, the next five years ended December 31, and thereafter, is as follows (in thousands):

2017 (remaining three months)	$1,398
2018	5,585
2019	4,036
2020	2,568
2021	2,433
2022	782
Thereafter	1,781
Total	$18,583
5. Other Long-Term Assets
Other long-term assets consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

	2017	2016
Cash surrender value of corporate-owned life insurance policies	$3,723	$3,240
Prepaid commissions (i)	6,556	5,302
Restricted cash (ii)	3,326	3,317
Prepaid expenses, deposits and other (iii)	2,929	2,058
Total other long-term assets	$16,534	$13,917
(i) Prepaid commissions represent customer acquisition costs to secure long-term contracts. The Company capitalizes incremental and direct costs related to a specific contract and recognizes as expense over the term of the contract in proportion to the contract revenue.
(ii) As of September 30, 2017 and December 31, 2016, restricted cash primarily consisted of $2.7 million of sales proceeds related to a long-term contract with a specific customer. These proceeds are held in escrow until certain billing milestones are achieved, and then specified amounts are transferred to the Company's operating accounts. Restricted cash at each period end also included $0.6 million related to a performance guarantee related to an international customer sales contract.
(iii) Included in long-term assets as of September 30, 2017 and December 31, 2016 was $1.8 million of funds deposited in escrow related to contingent consideration in connection with a business combination (see Note 15). The funds will be held in escrow and released to selling shareholders if certain conditions are subsequently met. If the conditions are not met, the funds will be released back to the Company.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	September 30, 2017			December 31, 2016
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER Weapons	$10,622	$17,156	$27,778	$9,980	$17,319	$27,299
Software and Sensors	6,660	4,811	11,471	3,979	2,926	6,905
	17,282	21,967	39,249	13,959	20,245	34,204
Hardware:
TASER Weapons	3,181	10,574	13,755	1,702	4,390	6,092
Software and Sensors	13,542	13,349	26,891	9,850	11,205	21,055
	16,723	23,923	40,646	11,552	15,595	27,147
Software and Sensors Services	26,448	5,684	32,132	19,626	4,214	23,840
Total	$60,453	$51,574	$112,027	$45,137	$40,054	$85,191

	September 30, 2017			December 31, 2016
	Current	Long-Term	Total	Current	Long-Term	Total
TASER Weapons	$13,803	$27,730	$41,533	$11,682	$21,709	$33,391
Software and Sensors	46,650	23,844	70,494	33,455	18,345	51,800
Total	$60,453	$51,574	$112,027	$45,137	$40,054	$85,191
7. Accrued Liabilities
Accrued liabilities consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

	2017	2016
Accrued salaries, benefits and bonus	$7,861	$6,474
Accrued professional, consulting and lobbying	2,225	3,673
Accrued warranty expense	719	780
Accrued income and other taxes	5,082	4,581
Other accrued liabilities	6,544	2,740
Accrued liabilities	$22,431	$18,248
8. Income Taxes

Deferred Tax Assets
Net deferred income tax assets at September 30, 2017, include capitalized research and development costs, research and development tax credits, non-qualified stock-based compensation expense, deferred warranty revenue, warranty and inventory reserves, accrued vacation, and other items, partially offset by accelerated depreciation expense and intangible amortization that is not tax deductible. The Company’s total net deferred tax assets at September 30, 2017 were $22.8 million.
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

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As of September 30, 2017, the Company continues to demonstrate three-year cumulative pre-tax income in the U.S. federal and Arizona tax jurisdictions; however, the Company's Arizona R&D Tax Credits start to expire in 2018 with a significant tranche with a gross value of $1.2 million expiring if not used by the end of 2019. It appears that the Company’s long term investments, which impact short term profits, will likely result in some of the R&D credits expiring before they are utilized. Therefore, management has concluded that it is more likely than not that a portion of the Company’s deferred tax assets will not be realized and has established a valuation allowance.
The Company has completed research and development (“R&D”) tax credit studies which identified approximately $17.1 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2017 tax years. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $4.2 million as of September 30, 2017. In addition, management accrued approximately $0.1 million for estimated uncertain tax positions related to certain state income tax liabilities as of September 30, 2017. The Company does not expect a significant increase or decrease in the total amount of unrecognized tax benefits within 12 months. Should the total unrecognized tax benefit of $4.3 million be recognized, the Company’s effective tax rate would be favorably impacted. Approximately $1.8 million of the unrecognized tax benefit associated with R&D credits has been netted against the R&D credit deferred tax asset.

Effective Tax Rate
The Company’s overall effective tax rate for the nine months ended September 30, 2017, after discrete period adjustments, was 16.3%. Before discrete adjustments, the tax rate was 32.5%, which is less than the statutory rate primarily due to income in certain foreign jurisdictions with lower tax rates, partially offset by state taxes and permanent items such as Subpart F income, meals and entertainment and lobbying fees. The effective tax rate was unfavorably impacted by foreign losses for which the Company is not expected to receive a tax benefit. This was offset by the favorable impact of a $1.5 million discrete tax benefit associated with windfalls related to stock-based compensation for restricted stock units that vested or stock options that were exercised during the nine months ended September 30, 2017. In addition, the Company recorded a $0.7 million favorable discrete tax benefit related to the reversal of certain uncertain tax positions due to statute expiration, and a $0.4 million favorable discrete tax benefit related to tax return to provision adjustments recorded during the three months ended September 30, 2017
9. Stockholders’ Equity
In May 2016, the Company’s stockholders approved a new stock incentive plan authorizing an additional 2.0 million shares, plus remaining available shares under a prior plan, for issuance under the new plan. Combined with the legacy stock incentive plans, there are approximately 1.4 million shares available for grant as of September 30, 2017.
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

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Units
The following table summarizes RSU activity for the nine months ended September 30, 2017 (number of units and aggregate intrinsic value in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Units outstanding, beginning of year	1,330	$20.40
Granted	1,176	24.90
Released	(403)	18.70
Forfeited	(87)	23.34
Units outstanding, end of period	2,016	23.22	$45,703
Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the period, which was $22.67 per share, multiplied by the number of RSUs outstanding. As of September 30, 2017, there was $36.5 million in unrecognized compensation costs related to RSUs under the Company's stock plans. The Company expects to recognize the cost related to the RSUs over a weighted average period of 2.83 years. RSUs are released when vesting requirements are met.
During the nine months ended September 30, 2017, the Company granted approximately 0.2 million performance-based RSUs, which are included in the table above. As of September 30, 2017, the performance criteria had not been met for any of the 0.3 million performance-based RSUs outstanding.The performance-based RSUs granted in 2017, 2016 and 2015 contain provisions whereby the amount of RSUs that ultimately vest is dependent upon the level of achievement of performance metrics. The amount of RSUs included in the table above related to such grants is the target level, which is the Company's best estimate of the amount of RSUs that will vest. The maximum additional number of performance-based RSUs that could be earned is 0.2 million, which are not included in the table above.
Certain RSUs that vested in the nine months ended September 30, 2017 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld were approximately 0.1 million and had a value of approximately $2.8 million on their respective vesting dates as determined by the Company’s closing stock price. Payments for the employees’ tax obligations are reflected as a financing activity within the statement of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the amount of shares that would have otherwise been issued as a result of the vesting.
Stock Option Activity
The following table summarizes stock option activity for the nine months ended September 30, 2017 (number of units and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, beginning of year	1,008	$5.40
Granted	—	—
Exercised	(171)	7.35
Expired / terminated	(6)	10.43
Options outstanding, end of period	831	4.98	1.66	$14,706
Options exercisable, end of period	802	4.99	1.68	14,180
Options expected to vest, end of period	25	4.75	1.23	448
Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of the Company's common stock of $22.67 on September 30, 2017. The intrinsic value of options exercised for the nine months ended September 30, 2017 and 2016 was $2.6 million and $1.8 million, respectively. As of September 30,

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2017, total options outstanding includes approximately 0.2 million performance-based stock options, of which 29,350 were unvested and of those, 25,000 are expected to vest.
Stock-based Compensation Expense
Stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation cost over the requisite service period of an award on a straight-line basis for time-based RSUs and on a graded basis for RSUs that are contingent on the achievement of performance conditions. The following table summarizes the composition of stock stock-based compensation for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of products sold and services delivered	$134	$77	$368	$247
Sales, general and administrative expenses	2,099	1,348	6,282	4,197
Research and development expenses	1,767	791	4,773	2,298
Total stock-based compensation	$4,000	$2,216	$11,423	$6,742
Stock Repurchase Plan
In February 2016, the Company's Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. During the three and nine months ended September 30, 2017, no common shares were purchased under the program. During the nine months ended September 30, 2016, the Company purchased, under a Rule 10b5-1 plan, approximately 1.8 million common shares for a total cost of approximately $33.8 million, or a weighted average cost of $18.90 per share. The weighted average cost included the average price paid per share of $18.87, plus applicable administrative costs for the transaction. As of September 30, 2017, $16.2 million remains available under the plan for future purchases. The Company suspended its 10b5-1 plan, and any future purchases will be discretionary.
10. Line of Credit
The Company has a $10.0 million revolving line of credit with a domestic bank. At both September 30, 2017 and December 31, 2016, there were no borrowings under the line. As of September 30, 2017, the Company had letters of credit outstanding of approximately $2.7 million under the facility, and available borrowing of approximately $7.3 million. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates (currently LIBOR plus 1.75% or Prime less 0.50%). The line requires monthly payments of interest only on outstanding balances. The line of credit matured on July 31, 2017, which was subsequently extended until December 31, 2017. The Company is currently evaluating its credit needs and anticipates entering into a longer term arrangement prior to the December 31, 2017 maturity date. The Company’s agreement with the bank requires it to comply with certain financial and other covenants including maintenance of a maximum leverage ratio and minimum fixed charge coverage ratio. The leverage ratio (ratio of total liabilities to tangible net worth) can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-month period. At September 30, 2017, the Company’s leverage ratio was 1.24:1 and its fixed charge coverage ratio was 3.88:1. The Company's violation of the leverage ratio requirement was waived by the bank as of September 30, 2017.
11. Commitments and Contingencies
Product Litigation
The Company is currently named as a defendant in six lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CEW was used (or present) by law enforcement officers in connection with arrests or during training exercises. While the facts vary from case to case, the product liability claims are typically based on an alleged product defect resulting in injury or death, usually involving a failure to warn, and the plaintiffs are seeking monetary damages. The information throughout this note is current through the date of these financial statements.

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
In 2009, the Company implemented new risk management strategies, including revisions to product warnings and training to better protect both the Company and its customers from litigation based on ‘failure to warn’ theories - which comprise the vast majority of the cases against the Company. These risk management strategies have been highly effective in reducing the rate and exposure from litigation post-2009. From the third quarter of 2011 to the third quarter of 2017, product liability cases have been reduced from 55 active to six active cases.
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

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Derbyshire	Nov-09	Ontario, Canada Superior Court of Justice	Officer Injury	Discovery Phase. Trial scheduled for October 14, 2019.
Shymko	Dec-10	The Queen's Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase
Ramsey	Jan-12	12th Judicial Circuit Court, Broward County, FL	Wrongful Death	Discovery Phase
Bennett	Sep-15	11th Judicial Circuit Court, Miami-Dade County, FL	Wrongful Death	Discovery Phase. Trial scheduled for June 18, 2018.
Masters	Nov-16	US District Court, Western District of Missouri	Suspect Injury	Discovery Phase. Trial scheduled for October 9, 2018.
Taylor	Mar-17	US District Court, Southern District of Texas	Officer Injury	Discovery Phase. Trial scheduled for August 18, 2018.

There are no product litigation matters in which the Company is involved that are currently on appeal. The judgment entered resulting from the court granting the Company’s motion for dismissal of the Digital Ally, Inc. ("Digital Ally") litigation for antitrust claims, as well as the judgment and permanent injunction in the Company's favor against Phazzer Electronics Inc. ("Phazzer"), which are on appeal as noted in the following table.

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Digital Ally	Feb-17	US District Court, District of Kansas	Antitrust Claims
Axon's motion for dismissal of the antitrust claims was granted on January 12, 2017 with judgment entered in Axon's favor on April 14, 2017 and Plaintiff filed an appeal to the 10th Circuit Court of Appeals on April 20, 2017.

Axon	Feb-17	US District Court, Middle District of Florida	Judgment and Permanent Injunction	Axon received judgment in its favor and a permanent injunction against Phazzer on July 21, 2017. Phazzer filed a notice of appeal on August 10, 2017.
The following case was dismissed during the third quarter of 2017. No other cases were dismissed or judgment entered into through the date of these financial statements.

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Suarez	Sep-16	US District Court, Southern District of Florida	Wrongful Death	Dismissed

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

Policy Year	Policy Start Date	Policy End Date	Insurance Coverage	Deductible Amount	Defense Costs Covered	Remaining Insurance Coverage	Active Cases and Cases on Appeal
2009	12/15/2008	12/15/2009	$10.0	$1.0	N	$10.0	Derbyshire
2010	12/15/2009	12/15/2010	10.0	1.0	N	10.0	Shymko
2011	12/15/2010	12/15/2011	10.0	1.0	N	10.0	n/a
Jan-Jun 2012	12/15/2011	6/25/2012	7.0	1.0	N	7.0	Ramsey
Jul-Dec 2012	6/25/2012	12/15/2012	12.0	1.0	N	12.0	n/a
2013	12/15/2012	12/15/2013	12.0	1.0	N	12.0	n/a
2014	12/15/2013	12/15/2014	11.0	4.0	N	11.0	n/a
2015	12/15/2014	12/15/2015	10.0	5.0	N	10.0	Bennett
2016	12/15/2015	12/15/2016	10.0	5.0	N	10.0	Masters
2017	12/15/2016	12/15/2017	10.0	5.0	N	10.0	Taylor

Other Litigation
Phazzer Patent Infringement Litigation
In November 2015, the Company filed a complaint against Phazzer Electronics Inc. and Sang Min International Co. Ltd. for patent infringement, trademark infringement and false advertising. On July 21, 2017 the U.S. District Court for the Middle District of Florida granted Axon’s Motion for Sanctions and for a Permanent Injunction against Florida-based Phazzer Electronics, Inc. The Court issued a broad permanent injunction against Phazzer banning sales of the infringing Phazzer Enforcer CEWs and dart cartridges. The injunction prohibits Phazzer and its officers, agents, employees, and anyone else acting in concert with them, from making, using, offering for sale, selling, distributing, importing or exporting Phazzer CEWs and associated cartridges. Phazzer is further enjoined from dumping its infringing inventory by “donating” CEWs to law enforcement, and from false advertising and comparison to TASER brand products. The Court also issued an award to Axon of compensatory and treble damages, and also an award of reasonable attorneys’ fees and costs. Both Phazzer and its U.S. distributors are barred from exporting CEWs or cartridges to fill foreign orders. The injunction also makes clear that nonparties who assist Phazzer in violating the injunction, including specifically Taiwanese CEW manufacturer Sang Min International and Double Dragon Development and Trading Corporation, may be held in contempt of court.
In imposing severe sanctions against Phazzer, including an award of Axon’s attorneys’ fees and costs, the Court found that Phazzer “engaged in a pattern of bad faith conduct designed and intended to delay, stall, and increase the cost of this litigation,” and that Phazzer repeatedly disregarded Court orders thereby exhibiting “contemptuous”, “egregious”, “flagrant” and “intentional obstructionist behavior” resulting in willful “abuse [of] the judicial process.”
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
The Court expressly found that Phazzer cartridges currently marketed and sold as compatible with TASER brand CEWs embody the protected appearance and constitute infringing products enjoined under its Order. Phazzer was also ordered by the Court “not [to] challenge or continue to challenge the validity or enforceability of the ‘789 Registration in any manner in any

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

forum, including the USPTO.” Accordingly, Phazzer’s pending USPTO cancellation action, which was stayed while the litigation ran its course, will be dismissed. On August 10 2017, Phazzer filed a notice of appeal.
Digital Ally Patent Litigation
In February 2016, the Company was served with a first amended complaint filed by Digital Ally in the Federal District Court for the District of Kansas alleging patent infringement, commercial bribery, contracts, combinations and conspiracies in restraint of trade and unfair or anti-competitive acts and practices. In March 2016, the Company was served with a second amended complaint with similar allegations. The second amended complaint seeks a judgment of infringement, monetary damages, a permanent injunction, punitive damages and attorneys’ fees and costs. The Company believes the second amended complaint is frivolous and is vigorously defending this litigation. The Company’s motion to dismiss the claims involving commercial bribery, contracts, combinations and conspiracies in restraint of trade and unfair or anti-competitive acts and practices was granted on January 12, 2017 and judgment of dismissal was entered in the Company’s favor on April 14, 2017. Plaintiff filed an appeal on April 20, 2017 to the 10th Circuit Court of Appeals.
The Company has filed four inter parte reviews ("IPRs") with the USPTO to invalidate Digital Ally’s patents and also has filed a motion to stay the litigation pending resolution of the inter parte reviews which motion was granted. On June 6, 2017, the USPTO rejected one of the IPRs that Axon filed against the ‘292 patent 8,781,292 but granted the second IPR, and invalidity proceedings have been instituted against that patent regarding its auto-activation camera technology on all asserted claims. On July 7, 2017, the USPTO rejected Axon’s IPR filed against the validity of Digital Ally's ‘452 patent, claim 10; however, this patent claim is being challenged in District Court based on fraud claims, invalidity claims and non-infringement claims filed by Axon. The USPTO has not yet ruled on the second IPR filed against the validity of Digital Ally’s ‘452 patent, claim 1. This litigation is in the discovery phase but has been stayed pending the USPTO proceedings. In August, 2017 the parties filed joint IPR status statement with the court and requested to schedule a conference or briefing on the continued litigation stay. Digital Ally filed a motion (1) for leave to amend their pleading out of time, (2) to dismiss the ‘292 Patent with prejudice, and (3) to dismiss the Company’s ‘292 Patent counterclaim for lack of declaratory judgment jurisdiction. Digital Ally also filed a covenant not to sue the Company on the “292 Patent for current products only. These motions are pending.
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
VieVu Commercial Litigation
In February 2017, the Company was served with a complaint filed by VieVu LLC ("VieVu") alleging tortious interference with a business expectancy. In March 2017, the Company filed a motion to dismiss which motion is pending. In February 2017, the Company filed complaints against VieVu for unfair competition and false advertising in both the Superior Court of Arizona for Maricopa County as well as the California Superior Court for Santa Cruz County. The California complaint was served on VieVu and this litigation was voluntarily dismissed by Axon. In May 2017, the Company filed and served a complaint against VieVu in the US District Court for Arizona for violation of the Lanham Act, which litigation is pending.
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

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Based on the Company's assessment of outstanding litigation and claims as of September 30, 2017, the Company has determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect its results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by its insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

Off-Balance Sheet Arrangements
Under certain circumstances, the Company uses letters of credit and surety bonds to guarantee its performance under various contracts, principally in connection with the installation and integration of its Axon cameras and related technologies. Certain of the Company's letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At September 30, 2017, the Company had outstanding letters of credit of approximately $2.7 million that are expected to expire in May 2018. Additionally, the Company had approximately $5.7 million of outstanding surety bonds at September 30, 2017, with $1.0 million expiring in 2018, $2.4 million expiring in 2020, and the remaining $2.3 million expiring in 2021.
12. Related Party Transactions

The Company engages Dr. Mark Kroll, a member of the Board of Directors, to provide consulting services. The expenses related to these services were approximately $16,000 and $14,000 for the three months ended September 30, 2017 and 2016, respectively, and $89,000 and $111,000 for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017 and December 31, 2016, the Company had liabilities of approximately $4,000 and $12,000, respectively, related to these services.
The Company subscribes to a mobile collaboration software suite co-founded and managed by Bret Taylor, a member of the Company's Board of Directors. The cost of the software-as-a-service subscription is approximately $0.2 million per year, and as of September 30, 2017 and December 31, 2016 the Company had $84,000 and $50,500, respectively, of prepaid costs related to the subscription.
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
Contributions to the plans are made by both the employee and the Company. Company contributions to the 401(k) plan are based on the level of employee contributions and are immediately vested. The Company’s matching contributions to the 401(k) plan for the three months ended September 30, 2017 and 2016, were approximately $0.6 million and $0.4 million, respectively, and $1.9 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively. The Company expects to make contributions to the non-qualified deferred compensation plan related to the three months ended September 30, 2017 of approximately $8,000. Future matching or profit sharing contributions to the plans are at the Company’s sole discretion.

AXON ENTERPRISE, INC.
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
Information relative to the Company’s reportable segments is as follows (in thousands):

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	TASER Weapons	Software and Sensors	Total	TASER Weapons	Software and Sensors	Total
Net sales from products	$59,416	$14,569	$73,985	$52,938	$10,266	$63,204
Net sales from services	—	16,277	16,277	—	8,678	8,678
Net sales	59,416	30,846	90,262	52,938	18,944	71,882
Cost of product sales	19,237	15,336	34,573	14,973	8,691	23,664
Cost of service sales	—	5,924	5,924	—	1,653	1,653
Cost of sales	19,237	21,260	40,497	14,973	10,344	25,317
Gross margin	40,179	9,586	49,765	37,965	8,600	46,565
Sales, general and administrative	20,575	15,823	36,398	16,439	11,682	28,121
Research and development	1,856	12,310	14,166	1,408	5,950	7,358
Income (loss) from operations	$17,748	$(18,547)	$(799)	$20,118	$(9,032)	$11,086
Purchase of property and equipment	$1,666	$1,665	$3,331	$1,064	$307	$1,371
Purchase of intangible assets	66	195	261	77	77	154
Purchase of intangible assets, including goodwill, in connection with business acquisition	2,075	2,075	4,150	—	—	—
Depreciation and amortization	542	1,735	2,277	537	364	901

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	TASER Weapons	Software and Sensors	Total	TASER Weapons	Software and Sensors	Total
Net sales from products	$170,103	$38,248	$208,351	$144,307	$23,438	$167,745
Net sales from services	—	40,796	40,796	—	18,423	18,423
Net sales	170,103	79,044	249,147	144,307	41,861	186,168
Cost of product sales	53,341	38,476	91,817	43,998	17,174	61,172
Cost of service sales	—	13,258	13,258	—	4,230	4,230
Cost of sales	53,341	51,734	105,075	43,998	21,404	65,402
Gross margin	116,762	27,310	144,072	100,309	20,457	120,766
Sales, general and administrative	55,283	43,796	99,079	46,395	30,938	77,333
Research and development	5,931	33,687	39,618	3,773	17,222	20,995
Income (loss) from operations	$55,548	$(50,173)	$5,375	$50,141	$(27,703)	$22,438
Purchase of property and equipment	$5,240	$3,832	$9,072	$2,729	$606	$3,335
Purchase of intangible assets	186	245	431	190	149	339
Purchase of property and equipment and intangible assets, including goodwill, in connection with business acquisitions	2,075	8,554	10,629	—	—	—
Depreciation and amortization	2,099	3,578	5,677	1,669	1,075	2,744
15. Business Acquisitions
Axon Artificial Intelligence
On December 30, 2016, the Company acquired certain intellectual property from Fossil Group, Inc. and Fossil Vietnam, Limited Liability Company. This transaction, which was accounted for as a business combination under ASC 805, was part of the Company's efforts to expand on the Axon platform by transforming workflows using computer vision and natural language with machine learning techniques in order to analyze data and multimedia captured throughout the course of policing. Additionally, as part of the acquisition, a team of seven researchers and software engineers joined the Company as part of the newly established Axon AI team. The purchase price, totaling approximately $6.8 million, consisted of $3.5 million cash at close, and up to an additional $3.3 million of consideration contingent upon the satisfaction of certain conditions. As of September 30, 2017, no amounts were earned relative to the earn-out provisions.
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
The Company assigned the goodwill to the Software and Sensors segment. The acquired developed technology was assigned an amortization period of five years. Costs related to the acquisition were expensed as incurred and were considered insignificant.
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
The purchase price of $7.5 million consisted primarily of cash, net of cash acquired, and contingent consideration of $1.0 million representing potential earn-outs to former stockholders based on predetermined future financial metrics. The Company also agreed to additional earn-out provisions totaling approximately $1.4 million based, in part, on predefined future financial metrics. The additional earn-outs were not included as part of the purchase price and will be expensed as compensation in the period earned. As of September 30, 2017, no amounts were earned relative to the earn-out provisions.
The major classes of assets and liabilities to which the Company has allocated the purchase price, on a preliminary basis, were as follows (in thousands):

Accounts receivable	$12
Property and equipment	46
Developed technology	5,800
Goodwill	2,703
Deferred income tax liabilities, net	(1,074)
Total purchase price	$7,487
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
Breon Enterprises
On July 1, 2017, the Company acquired certain tangible and intangible assets from Breon Enterprises, Pty Ltd. and Breon Defence Systems (collectively "Breon"). This transaction, which was accounted for as a business combination under ASC 805, was intended to expand the Company's growth across Australia and surrounding regions by growing its in-country sales and support team.
The purchase price of $4.2 million was paid in full through two wire transactions completed during July 2017. As of the acquisition date, the Company had a $2.2 million pre-existing accounts receivable balance from Breon for the Company's sales of goods and services to Breon prior to the acquisition date. This receivable balance was cash settled in full separately from the business combination at its book value, which was considered to be the fair value due to the short-term nature of the receivable.
The major classes of assets to which the Company has allocated the purchase price, on a preliminary basis, were as follows (in thousands):

Re-acquired distribution rights	$2,100
Customer relationships	400
Goodwill	1,650
Total purchase price	$4,150
The Company has assigned the goodwill to the TASER Weapons and Software and Sensors segments for $0.8 million to each segment. The assignment of goodwill was based on the Company's estimate of how the acquired assets would contribute cash flows to the Company over time. Identifiable definite lived intangible assets were assigned a total weighted average amortization period of 2.1 years. Breon has been included in the Company's consolidated results of operations subsequent to the acquisition date. Pro forma results of operations for Breon have not been presented because they are not material to the consolidated results of operations. Costs related to the acquisition were expensed as incurred and were considered insignificant.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of September 30, 2017, and results of operations for the three and nine months ended September 30, 2017 and 2016. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements may relate to, among other things: our strategies relating to our Axon business; future income trends and our ability to realized deferred tax assets; our belief that customers will honor multi-year contracts despite the existence of appropriations (or similar) clauses; the sufficiency and availability of our liquid assets and capital resources; our litigation strategy, including the outcome of legal proceedings in which we are currently involved; that we may make further repurchases of our common stock; the expected expiration of outstanding letters of credit; our intention to reinvest earnings from foreign operations outside the United States; our intention to hold investments to maturity; that we will not incur expenses in future periods relating to our data migration to a new cloud-storage provider; that CEW installment sales will increase; the remediation of identified material weaknesses in internal controls over financial reporting; our estimated effective tax rate for full year 2017; that we may engage in currency hedging activities; and the impact of recently adopted and future accounting standards. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward looking statements herein. Such factors include, but are not limited to: market acceptance of our products; our dependence on sales of our TASER X26P and X2 CEWs; acceptance of our Evidence.com software as a service delivery model by our law enforcement customers; our ability to design, introduce and sell new products; delays in development schedules; rapid technological change and competition; product defects; breach of our security measures resulting in unauthorized access to customer data; outages and disruptions relating to our Evidence.com service; budgetary and political constraints of prospects and customers; the length of our sales cycle and our ability to realize benefits from our marketing and selling efforts; our exposure to cancellations of government contracts due to appropriation clauses; changes in civil forfeiture laws; the long-term revenue recognition cycle for our SaaS Evidence.com product; our reliance on third party cloud-based storage providers; litigation risks resulting from alleged product-related injuries and media publicity concerning allegations of deaths occurring after use of the TASER device and the negative impact this publicity could have on sales; the outcome of pending or future litigation; our ability to protect our intellectual property as well as intellectual property infringement claims and relating litigation costs; challenges obtaining and enforcing our patent rights in foreign countries; risks of governmental regulations, including regulations of our products by the United States Consumer Product Safety Commission, regulation of our products as a "crime control" product by the Federal government, state and local government regulation and foreign regulation and the adverse effects that could result from our products being classified as firearms by the United States Bureau of Alcohol, Tobacco, Firearms and Explosives; regulatory and political challenges presented by international markets; the possibility that the United States may withdraw from or materially modify the North American Free Trade Agreement; the adverse effect of the United Kingdom’s exit from the European Union; our compliance with regulations governing the environment, including but not limited to, regulations within the European Union; regulations relating to voice, data and communications services; regulations relating to conflict minerals; our dependence on third party suppliers for key components of our products; component shortages; rising costs of raw materials and transportation relating to petroleum prices; that we may experience declines in gross margins due to a shift in product sales from CEWs to Axon devices; our ability to manage our growth and increase manufacturing production to meet demand; establishment and expansion of our direct and indirect distribution channels; our ability to pursue sales directly with customers; risks relating to acquisitions and joint ventures; goodwill impairment; catastrophic events; the adverse effects on our operations and financial results from foreign currency fluctuations; fluctuations in our effective tax rate; counter-party risks relating to cash balances held in excess of FDIC insurance limits; employee retention risks; volatility in our stock price; quarterly fluctuations in our operating results; and other factors identified in documents filed by us with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2016.
Overview
Axon Enterprise, Inc.’s (the “Company” or “Axon” or “we” or “our”) core mission is to protect life and to protect truth through technologies that make communities safer. We are the market leader in the development, manufacture and sale of conducted electrical weapons (“CEWs”) and other electronic weapons designed for use in law enforcement, military, corrections, private security and personal defense. To address challenges faced by law enforcement officers subsequent to post-incident, we have developed a fully integrated hardware and software solution to provide our law enforcement customers the capabilities to capture, securely store, manage, share and analyze video and other digital evidence.

Results of Operations

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
The following table presents data from our statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended September 30,
	2017		2016
Net sales from products	$73,985	82.0%	$63,204	87.9%
Net sales from services	16,277	18.0	8,678	12.1
Net sales	90,262	100.0	71,882	100.0
Cost of product sales	34,573	38.3	23,664	32.9
Cost of service sales	5,924	6.6	1,653	2.3
Cost of sales	40,497	44.9	25,317	35.2
Gross margin	49,765	55.1	46,565	64.8
Operating expenses:
Sales, general and administrative	36,398	40.3	28,121	39.1
Research and development	14,166	15.7	7,358	10.2
Total operating expenses	50,564	56.0	35,479	49.4
Income (loss) from operations	(799)	(0.9)	11,086	15.4
Interest and other income (expense), net	1,430	1.6	(455)	(0.6)
Income before provision for income taxes	631	0.7	10,631	14.8
Provision for income taxes	209	0.2	6,788	9.4
Net income	$422	0.5%	$3,843	5.3%
Net sales to the U.S. and other countries are summarized as follows (dollars in thousands):

	Three Months Ended September 30,
	2017		2016
United States	$73,203	81.1%	$60,558	84.2%
Other Countries	17,059	18.9	11,324	15.8
Total	$90,262	100.0%	$71,882	100.0%

Net Sales
Net sales by product line were as follows (dollars in thousands):

	Three Months Ended September 30,				Dollar Change	Percent Change
	2017		2016
TASER Weapons segment:
TASER X26P	$13,264	14.7%	$18,943	26.4%	$(5,679)	(30.0)%
TASER X2	22,717	25.2	13,514	18.8	9,203	68.1
TASER Pulse and Bolt	1,069	1.2	1,039	1.4	30	2.9
Single cartridges	17,474	19.4	13,898	19.3	3,576	25.7
Extended warranties including TAP	3,086	3.4	2,645	3.7	441	16.7
Other	1,806	2.0	2,899	4.0	(1,093)	(37.7)
Total TASER Weapons segment	59,416	65.8	52,938	73.6	6,478	12.2
Software and Sensors segment:
Axon Body	4,527	5.0	3,540	4.9	987	27.9
Axon Flex	2,563	2.8	2,316	3.2	247	10.7
Axon Fleet	1,113	1.2	—	—	1,113	*
Axon Dock	2,639	2.9	2,438	3.4	201	8.2
Evidence.com	16,200	17.9	8,544	11.9	7,656	89.6
TASER Cam	922	1.0	696	1.0	226	32.5
Extended warranties including TAP	1,945	2.2	1,015	1.4	930	91.6
Other	937	1.0	395	0.5	542	137.2
Total Software and Sensors segment	30,846	34.2	18,944	26.4	11,902	62.8
Total net sales	$90,262	100.0%	$71,882	100.0%	$18,380	25.6
* Not meaningful
Net unit sales for TASER Weapons handles and other products and Software and Sensors segment products were as follows:

	Three Months Ended September 30,		Unit Change	Percent Change
	2017	2016
TASER X26P	13,472	23,259	(9,787)	(42.1)%
TASER X2	21,896	12,481	9,415	75.4
TASER Pulse and Bolt	2,944	1,936	1,008	52.1
Cartridges	643,077	544,671	98,406	18.1
Axon Flex	8,298	4,961	3,337	67.3
Axon Body	28,669	25,093	3,576	14.3
Axon Fleet	1,598	—	1,598	*
Axon Dock	6,440	6,432	8	0.1
TASER Cam	1,512	1,323	189	14.3
* Not meaningful
Net sales were $90.3 million and $71.9 million for the three months ended September 30, 2017 and 2016, respectively, an increase of $18.4 million or 25.6%. International revenues were $17.1 million and $11.3 million for the three months ended September 30, 2017 and 2016, respectively, an increase of $5.7 million or 50.6%.
Net sales for the TASER Weapons segment were $59.4 million and $52.9 million for the three months ended September 30, 2017 and 2016, respectively, an increase of $6.5 million or 12.2%. The Company increased sales of its TASER Smart Weapons by $3.5 million to $36.0 million during the quarter ended September 30, 2017 as compared to $32.5 million during the same period in 2016 which was primarily attributable to increased sales under the Officer Safety Plan and TASER 60 installment payment programs. Additionally, the Company increased cartridge sales by $3.6 million to $17.5 million during the quarter ended September 30, 2017 as compared to $13.9 million during the same period in 2016 which was primarily attributable to an increase in total weapons in the field. During the first quarter of 2017, the Home Office of the U.K. government approved the Company's Smart Weapons for sale which resulted in increased TASER X2 sales within the U.K. of $3.8 million for the three months ended September 30, 2017 as compared to the same period in 2016.
Net sales for the Software and Sensors segment were $30.8 million and $18.9 million for the three months ended September 30, 2017 and 2016, respectively, an increase of $11.9 million, or 62.8%. The overall increase in the Software and Sensors segment was driven by continued adoption of on-officer cameras and related technologies, including the Company's Evidence.com digital evidence management software suite. Revenue related to the Company's Axon Body, Axon Flex, and Axon Dock increased approximately $1.4 million. The Company recorded net sales of $1.1 million related to Axon Fleet with no amounts recorded during the same period in 2016. Evidence.com revenues for the three months ended September 30, 2017 increased $7.7 million to $16.2 million as compared to the same period in 2016. This increase was primarily driven by the continued increase in active users on the Company's Evidence.com platform.
To gain more immediate feedback regarding activity for Axon camera products and Evidence.com services, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales), including contractual optional periods we expect to be exercised, net of cancellations, placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Most bookings will be invoiced in subsequent periods. Due to municipal government funding rules, in some cases certain of the future period amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although the Company has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be fulfilled, if agencies do not exercise contractual options, do not appropriate funds in future year budgets, or do enact a cancellation clause, revenue associated with these bookings may not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to the Company's Software and Sensors segment, net of cancellations, were $78.0 million and $57.5 million during the three months ended September 30, 2017 and 2016, respectively, an increase of $20.5 million, or 35.6%.
The chart below illustrates the Company's Software and Sensors segment quarterly bookings for each of the previous six fiscal quarters (in thousands):
Cost of Product and Service Sales
Cost of product and service sales was $40.5 million and $25.3 million for the three months ended September 30, 2017 and 2016, respectively, an increase of $15.2 million, or 60.0%. As a percentage of net sales, cost of product and service sales increased to 44.9% for the three months ended September 30, 2017 compared to 35.2% during the same period in 2016.
Within the TASER Weapons segment, cost of product sales increased to $19.2 million for the three months ended September 30, 2017 from $15.0 million for the same period in 2016, and increased as a percentage of sales to 32.4% from 28.3%, respectively. The increase in costs as a percentage of net sales was driven by higher discounting and sales mix, with no significant changes in variable manufacturing costs during the three months ended September 30, 2017 as compared to the same period in 2016.

Within the Software and Sensors segment, cost of product and service sales increased to $21.3 million for the three months ended September 30, 2017 from $10.3 million for the same period in 2016. Cost of product and service sales as a percentage of sales increased to 68.9% for the three months ended September 30, 2017 from 54.6% for the same period in 2016. The increase in cost of product sales was primarily attributable to higher sales volumes, and the increase in cost of service sales was driven by increased cloud storage costs. The increase in cost of sales as a percentage of sales was primarily driven by higher discounting and sales mix, with no significant changes in variable manufacturing costs during the three months ended September 30, 2017 as compared to the same period in 2016.
Gross Margin
Gross margin increased $3.2 million to $49.8 million for the three months ended September 30, 2017 compared to $46.6 million for the same period in 2016. As a percentage of net sales, gross margin was 55.1% for the three months ended September 30, 2017 compared to 64.8% for the same period in 2016.
As a percentage of net sales, gross margin for the TASER Weapons segment was 67.6% compared to 71.7% for the three months ended September 30, 2017 and 2016, respectively. As a percentage of net sales, gross margin for the Software and Sensors segment was 31.1% and 45.4% for the three months ended September 30, 2017 and 2016, respectively. Within the Software and Sensors segment, hardware gross margin was negative 5.3% for the three months ended September 30, 2017 and 15.3% for the same period in 2016, while the service margins were 63.6% and 81.0% during those same periods, respectively. The decreased hardware margins in both segments were primarily attributable to higher discounting. In certain customer contracts, primarily within the Software and Sensors segment, the level of discounting resulted in a portion of the contractual consideration allocated to the hardware to be recognized as revenue ratably over the Evidence.com subscription term. However, the full cost of the product is recognized when the hardware is delivered to the customer resulting in lower gross margins initially. The decrease in service margins was primarily attributable to non-recurring expenses related to the Company's data migration to a new cloud-storage provider. Once the migration has been completed, the Company does not expect these costs in subsequent period. Additionally, the Company recognized negative gross margins on $1.1 million of Axon Fleet sales. This was attributable to the Company's strategic investment in the launch of Axon Fleet, which was intended to be a disruptive product offering within the in-car camera market. The Company believes Axon Fleet gross margins will improve in subsequent periods.
Sales, General and Administrative Expenses
Sales, general and administrative (“SG&A”) expenses were comprised as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	Percent Change
	2017	2016
Salaries, benefits and bonus	$15,348	$10,956	$4,392	40.1%
Stock-based compensation	2,099	1,348	751	55.7
Professional, consulting and lobbying	6,623	4,808	1,815	37.7
Sales and marketing	4,219	2,925	1,294	44.2
Travel and meals	2,969	2,506	463	18.5
Other	5,140	5,578	(438)	(7.9)
Total sales, general and administrative expenses	$36,398	$28,121	$8,277	29.4
Sales, general, and administrative as a percentage of net sales	40.3%	39.1%
SG&A expenses were $36.4 million and $28.1 million for the three months ended September 30, 2017 and 2016, respectively, an increase of $8.3 million or 29.4%. As a percentage of total net sales, SG&A expenses increased to 40.3% for the three months ended September 30, 2017 compared to 39.1% for the same period in 2016.

SG&A by type and by segment was as follows (dollars in thousands):

	Three Months Ended September 30,				Dollar Change	Percent Change
	2017		2016
TASER Weapons segment:
Salaries, benefits and bonus	$7,937	21.8%	$6,214	22.1%	$1,723	27.7%
Stock-based compensation	1,469	4.0	806	2.9	663	82.3
Professional, consulting and lobbying	3,701	10.2	2,165	7.7	1,536	70.9
Sales and marketing	1,977	5.4	1,357	4.8	620	45.7
Travel and meals	1,317	3.6	1,152	4.1	165	14.3
Other	4,174	11.5	4,745	16.9	(571)	(12.0)
Total TASER Weapons segment	20,575	56.5	16,439	58.5	4,136	25.2
Software and Sensors segment:
Salaries, benefits and bonus	7,411	20.4	4,742	16.9	2,669	56.3
Stock-based compensation	630	1.7	542	1.9	88	16.2
Professional, consulting and lobbying	2,922	8.0	2,643	9.4	279	10.6
Sales and marketing	2,242	6.2	1,568	5.6	674	43.0
Travel and meals	1,652	4.5	1,354	4.8	298	22.0
Other	966	2.7	833	3.0	133	16.0
Total Software and Sensors segment	15,823	43.5	11,682	41.5	4,141	35.4
Total sales, general and administrative expenses	$36,398	100.0%	$28,121	100.0%	$8,277	29.4
Within the TASER Weapons segment, SG&A increased $4.1 million, or 25.2%, to $20.6 million during the three months ended September 30, 2017 as compared to $16.4 million for the three months ended September 30, 2016. Salaries, benefits and bonus inclusive of stock-based compensation increased approximately $2.4 million during the three months ended September 30, 2017 as compared to the same period in 2016 as the Company continued to build its workforce to further facilitate growth while also increasing customer facing sales roles. Professional, consulting and lobbying expense increased $1.5 million primarily due to international tax restructuring and efforts towards remediation of the Company's material weaknesses in internal control. No such costs were incurred during the three months ended September 30, 2016. Sales and marketing expenses for the TASER Weapons segment increased $0.6 million during the three months ended September 30, 2017 as compared to the same period in 2016 due in part to increased commissions of $0.2 million on higher than expected sales.
Within the Software and Sensors segment, SG&A increased $4.1 million, or 35.4%, to $15.8 million during the three months ended September 30, 2017 as compared to $11.7 million for the same period in 2016. Salaries, benefits and bonus inclusive of stock-based compensation increased approximately $2.8 million during the three months ended September 30, 2017 as compared to 2016 as the Company continues to build its direct sales and support teams and corporate workforce to continue to scale the Software and Sensors segment. Sales and marketing expenses for the Software and Sensors segment increased $0.7 million during the three months ended September 30, 2017 as compared to the same period in 2016 due primarily to increased commissions of $0.6 million on higher than expected sales.

Research and Development Expenses
Research and development expenses (“R&D”) expenses were comprised as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	Percent Change
	2017	2016
Salaries, benefits and bonus	$9,617	$4,332	$5,285	122.0%
Stock-based compensation	1,767	791	976	123.4
Professional and consulting	689	673	16	2.4
Travel and meals	532	213	319	149.8
Other	1,561	1,349	212	15.7
Total research and development expenses	$14,166	$7,358	$6,808	92.5
Research and development as a percentage of net sales	15.7%	10.2%
R&D expenses were $14.2 million and $7.4 million for the three months ended September 30, 2017 and 2016, respectively, an increase of $6.8 million, or 92.5%. As a percentage of net sales, R&D increased to 15.7% for the three months ended September 30, 2017 compared to 10.2% for the same period in 2016.
R&D by type and by segment was as follows (dollars in thousands):

	Three Months Ended September 30,				Dollar Change	Percent Change
	2017		2016
TASER Weapons segment:
Salaries, benefits and bonus	$947	6.7%	$707	9.6%	$240	33.9%
Stock-based compensation	136	1.0	143	1.9	(7)	(4.9)
Professional and consulting	213	1.5	230	3.1	(17)	(7.4)
Travel and meals	71	0.5	34	0.5	37	108.8
Other	489	3.5	294	4.0	195	66.3
Total TASER Weapons segment	1,856	13.1	1,408	19.1	448	31.8
Software and Sensors segment:
Salaries, benefits and bonus	8,670	61.2	$3,625	49.3	5,045	139.2
Stock-based compensation	1,631	11.5	648	8.8	983	151.7
Professional and consulting	476	3.4	443	6.0	33	7.4
Travel and meals	461	3.3	179	2.4	282	157.5
Other	1,072	7.6	1,055	14.3	17	1.6
Total Software and Sensors segment:	12,310	86.9	5,950	80.9	6,360	106.9
Total research and development expenses	$14,166	100.0%	$7,358	100.0%	$6,808	92.5
The Company's Software and Sensors segment was responsible for approximately 93% of the overall increase in R&D. The main increase in the TASER Weapons segment was approximately $0.2 million of salaries, benefits and bonus as the Company continues to invest in personnel allocated to the development of new CEW related technologies. Of the $6.4 million increase in R&D for the Software and Sensors segment, $6.0 million related to salaries and benefits, inclusive of stock-based compensation. The Company remains focused on growing the Software and Sensors segment as it adds headcount and external resources to develop new products and services, including records management systems, to further advance its scalable cloud-connected device platform. Included in other R&D expenses for the Software and Services segment was $0.4 million of amortization of intangible assets related to acquired developed technology that was yet to be put into service.

Interest and Other Income (Expense)
Interest and other income was $1.4 million for the three months ended September 30, 2017 compared to expense of $0.5 million for the same period in 2016. During the three months ended September 30, 2017, interest and other income amounts consisted primarily of foreign currency transaction gains of $1.1 million as well as interest income related to the Company's sales under hardware installment plans and investment interest income totaling $0.4 million which was partially offset by other expense of $0.1 million. During 2016, investment and interest income of $0.2 million was offset by $0.7 million of losses on foreign currency transaction adjustments.
Provision for Income Taxes
The provision for income taxes was $0.2 million for the three months ended September 30, 2017, which was an effective tax rate of 33.1%. Our estimated full year effective income tax rate for 2017, before discrete period adjustments, is approximately 32.5%, which is less than the statutory rate primarily due to income in certain foreign jurisdictions with lower tax rates, partially offset by state taxes and non-deductible expenses for items such as Subpart F income, meals and entertainment, and lobbying fees. The effective tax rate was unfavorably impacted by foreign losses for which the Company is not expected to receive a tax benefit. This was offset by the favorable impact of a $0.1 million discrete tax benefit associated with windfalls related to stock-based compensation for restricted stock units that vested or stock options that were exercised during the three months ended September 30, 2017. In addition, the Company recorded a $0.7 million favorable discrete tax benefit related to the reversal of certain uncertain tax positions due to statute expiration, and a $0.4 million favorable discrete tax benefit related to tax return to provision adjustments recorded during the three months ended September 30, 2017.
Net Income
Our income decreased by $3.4 million to $0.4 million for the three months ended September 30, 2017 compared to $3.8 million for the same period in 2016. Net income per basic and diluted share was $0.01 for the three months ended September 30, 2017 compared to $0.07 per basic and diluted share for the same period in 2016.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
The following table presents data from our statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Nine Months Ended September 30,
	2017		2016
Net sales from products	$208,351	83.6%	$167,745	90.1%
Net sales from services	40,796	16.4	18,423	9.9
Net sales	249,147	100.0	186,168	100.0
Cost of product sales	91,817	36.9	61,172	32.9
Cost of service sales	13,258	5.3	4,230	2.3
Cost of sales	105,075	42.2	65,402	35.1
Gross margin	144,072	57.8	120,766	64.9
Operating expenses:
Sales, general and administrative	99,079	39.8	77,333	41.5
Research and development	39,618	15.9	20,995	11.3
Total operating expenses	138,697	55.7	98,328	52.8
Income from operations	5,375	2.2	22,438	12.1
Interest and other income (expense), net	3,320	1.3	(460)	(0.2)
Income before provision for income taxes	8,695	3.5	21,978	11.8
Provision for income taxes	1,417	0.6	11,022	5.9
Net income	$7,278	2.9%	$10,956	5.9%

Net sales to the U.S. and other countries are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2017		2016
United States	$204,155	81.9%	$155,245	83.4%
Other Countries	44,992	18.1	30,923	16.6
Total	$249,147	100.0%	$186,168	100.0%

Net Sales
Net sales by product line were as follows (dollars in thousands):

	Nine Months Ended September 30,				Dollar Change	Percent Change
	2017		2016
TASER Weapons segment:
TASER X26P	$45,167	18.1%	$52,257	28.1%	$(7,090)	(13.6)%
TASER X2	57,755	23.2	37,136	19.9	20,619	55.5
TASER Pulse and Bolt	2,892	1.2	2,636	1.4	256	9.7
Single cartridges	49,005	19.7	37,013	19.9	11,992	32.4
Extended warranties including TAP	8,920	3.6	7,102	3.8	1,818	25.6
Other	6,364	2.6	8,163	4.4	(1,799)	(22.0)
Total TASER Weapons segment	170,103	68.3	144,307	77.5	25,796	17.9
Software and Sensors segment:
Axon Body	11,725	4.7	7,217	3.9	4,508	62.5
Axon Flex	7,889	3.2	4,759	2.6	3,130	65.8
Axon Fleet	1,113	0.4	—	—	1,113	*
Axon Dock	7,409	3.0	4,923	2.6	2,486	50.5
Evidence.com	40,698	16.3	18,021	9.7	22,677	125.8
TASER Cam	2,407	1.0	3,311	1.8	(904)	(27.3)
Extended warranties including TAP	4,982	2.0	2,434	1.3	2,548	104.7
Other	2,821	1.1	1,196	0.6	1,625	135.9
Total Software and Sensors segment	79,044	31.7	41,861	22.5	37,183	88.8
Total net sales	$249,147	100.0%	$186,168	100.0%	$62,979	33.8
* Not meaningful

Net unit sales for TASER Weapons handles and other products and Software and Sensors segment products were as follows:

	Nine Months Ended September 30,		Unit Change	Percent Change
	2017	2016
TASER X26P	47,031	58,385	(11,354)	(19.4)%
TASER X2	54,423	34,697	19,726	56.9
TASER Pulse and Bolt	8,863	6,522	2,341	35.9
Cartridges	1,818,345	1,424,656	393,689	27.6
Axon Flex	20,772	11,026	9,746	88.4
Axon Body	75,864	40,977	34,887	85.1
Axon Fleet	1,598	—	1,598	*
Axon Dock	19,584	11,236	8,348	74.3
TASER Cam	4,187	6,460	(2,273)	(35.2)
* Not meaningful
Net sales were $249.1 million and $186.2 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $63.0 million or 33.8%. International revenues were $45.0 million and $30.9 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $14.1 million or 45.5%.
Net sales for the TASER Weapons segment were $170.1 million and $144.3 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $25.8 million or 17.9%. During the first quarter of 2017, the Home Office of the U.K. government approved the Company's Smart Weapons for sale which resulted in increased TASER X2 sales within the U.K. of $7.6 million for the nine months ended September 30, 2017 as compared to the same period in 2016. The Company also experienced increased purchases under its Officer Safety Plan and TASER 60 installment payment programs. Additionally, the Company increased cartridge sales by $12.0 million to $49.0 million during the nine months September 30, 2017 as compared to $37.0 million during the same period in 2016 due primarily to there being more units in the field.
Net sales for the Software and Sensors segment were $79.0 million and $41.9 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $37.2 million, or 88.8%. The overall increase in the Software and Sensors segment was driven by continued adoption of on-officer cameras and related technologies, including the Company's Evidence.com digital evidence management software as a service suite. Revenue related to the Company's Axon Body, Axon Flex, and Axon Dock increased approximately $10.1 million. The Company recorded net sales of $1.1 million related to Axon Fleet with no amounts recorded during the same period in 2016. Evidence.com revenues for the nine months ended September 30, 2017 increased $22.7 million to $40.7 million as compared to the same period in 2016. This increase was primarily driven by the continued increase in active users on the Company's Evidence.com platform.
Cost of Product and Service Sales
Cost of product and service sales was $105.1 million and $65.4 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $39.7 million, or 60.7%. As a percentage of sales, cost of product and service sales increased to 42.2% for the nine months ended September 30, 2017 compared to 35.1% during the same period in 2016.
Within the TASER Weapons segment, cost of products sold increased to $53.3 million for the nine months ended September 30, 2017 from $44.0 million in 2016, and increased as a percentage of sales to 31.4% from 30.5%, respectively. The Company's variable manufacturing cost per unit of its TASER Weapons products did not significantly change during the nine months ended September 30, 2017 as compared to the same period in 2016 but higher discounting resulted in an increase in costs as a percentage of sales.
Within the Software and Sensors segment, cost of product and service sales increased to $51.7 million for the nine months ended September 30, 2017 from $21.4 million for the same period in 2016. Cost of product and service sales as a percentage of sales increased to 65.4% for the nine months ended September 30, 2017 from 51.1% for the same period in 2016. The increase in cost of product sales was primarily attributable to higher sales volumes, and the increase in cost of service sales was driven by increased cloud storage costs. The increase in cost of sales as a percentage of sales was primarily driven by higher discounting and sales mix, with no significant changes in variable manufacturing costs during the nine months ended September 30, 2017 as compared to the same period in 2016.

Gross Margin
Gross margin increased $23.3 million to $144.1 million for the nine months ended September 30, 2017 compared to $120.8 million for 2016. As a percentage of net sales, gross margin was 57.8% for the nine months ended September 30, 2017 compared to 64.9% for 2016.
As a percentage of net sales, gross margin for the TASER Weapons segment was 68.6% compared to 69.5% for the nine months ended September 30, 2017 and 2016, respectively. As a percentage of net sales, gross margin for the Software and Sensors segment was 34.6% and 48.9% for the nine months ended September 30, 2017 and 2016, respectively. Within the Software and Sensors segment hardware gross margins were negative 0.6% for the nine months ended September 30, 2017 and positive 26.7% for the same period in 2016, while the service margins were 67.5% and 77.0% during those same periods, respectively. The decreased hardware margins in both segments were primarily attributable to higher discounting. In certain customer contracts, primarily within the Software and Sensors segment, the level of discounting resulted in a portion of the contractual consideration allocated to the hardware to be recognized as revenue ratably over the Evidence.com subscription term. However, the full cost of the product is recognized when the hardware is delivered to the customer resulting in lower gross margins initially. The decrease in service margins was primarily attributable to non-recurring expenses related to the Company's data migration to a new cloud-storage provider. Once the migration has been completed, the Company does not expect these costs in subsequent period. Additionally, the Company recognized negative gross margins on $1.1 million of Axon Fleet sales. This was attributable to the Company's strategic investment in the launch of Axon Fleet, which was intended to be a disruptive product offering within the in-car camera market. The Company believes Axon Fleet gross margins will improve in subsequent periods.
Sales, General and Administrative Expenses
Sales, general and administrative (“SG&A”) expenses were comprised as follows (dollars in thousands):

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2017	2016
Salaries, benefits and bonus	$43,207	$29,957	$13,250	44.2%
Stock-based compensation	6,282	4,197	2,085	49.7
Professional, consulting and lobbying	16,106	13,661	2,445	17.9
Sales and marketing	12,082	11,252	830	7.4
Travel and meals	8,329	6,593	1,736	26.3
Other	13,073	11,673	1,400	12.0
Total sales, general and administrative expenses	$99,079	$77,333	$21,746	28.1
Sales, general, and administrative as a percentage of net sales	39.8%	41.5%
SG&A expenses were $99.1 million and $77.3 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $21.7 million or 28.1%. As a percentage of total net sales, SG&A expenses decreased to 39.8% for the nine months ended September 30, 2017 compared to 41.5% for the same period in 2016.

SG&A by type and by segment was as follows (dollars in thousands):

	Nine Months Ended September 30,				Dollar Change	Percent Change
	2017		2016
TASER Weapons segment:
Salaries, benefits and bonus	$23,004	23.2%	$17,084	22.1%	$5,920	34.7%
Stock-based compensation	4,381	4.4	2,427	3.1	1,954	80.5
Professional, consulting and lobbying	7,961	8.0	8,055	10.4	(94)	(1.2)
Sales and marketing	5,487	5.5	6,127	7.9	(640)	(10.4)
Travel and meals	3,880	3.9	3,061	4.0	819	26.8
Other	10,570	10.7	9,641	12.5	929	9.6
Total TASER Weapons segment	55,283	55.8	46,395	60.0	8,888	19.2
Software and Sensors segment:
Salaries, benefits and bonus	20,203	20.4	12,873	16.6	7,330	56.9
Stock-based compensation	1,901	1.9	1,770	2.3	131	7.4
Professional, consulting and lobbying	8,145	8.2	5,606	7.2	2,539	45.3
Sales and marketing	6,595	6.7	5,125	6.6	1,470	28.7
Travel and meals	4,449	4.5	3,532	4.6	917	26.0
Other	2,504	2.5	2,032	2.6	472	23.2
Total Software and Sensors segment	43,796	44.2	30,938	40.0	12,858	41.6
Total sales, general and administrative expenses	$99,079	100.0%	$77,333	100.0%	$21,746	28.1
Within the TASER Weapons segment, SG&A increased $8.9 million, or 19.2%, to $55.3 million during the nine months ended September 30, 2017 as compared to $46.4 million for the nine months ended September 30, 2016. Salaries, benefits and bonus along with stock-based compensation increased approximately $7.9 million during the nine months ended September 30, 2017 as compared to the same period in 2016, as the Company continued to build its infrastructure to further facilitate growth while also increasing customer facing roles. Professional, consulting and lobby expense decreased $0.1 million during the nine months ended September 30, 2017 as compared to 2016 due to higher incurred expenses related to professional and accounting fees which were more than offset by lower patent and trademark expenses and lower medical research costs. Sales and marketing expenses for the TASER Weapons segment decreased $0.6 million during the nine months ended September 30, 2017 as compared to the same period 2016 attributed to lower total commissions related to a large international TASER weapons order in the first quarter of 2016 at a higher contractual commission rate. Increases in other operating expenses was primarily related to overall growth of the Company's operations.
Within the Software and Sensors segment, SG&A increased $12.9 million, or 41.6%, to $43.8 million during the nine months ended September 30, 2017 as compared to $30.9 million for the same period in 2016. Salaries, benefits and bonus along with stock-based compensation increased approximately $7.5 million during the nine months ended September 30, 2017 as compared to the same period 2016 as the Company continues to build its direct sales and support teams and corporate infrastructure to continue to scale the Software and Sensors segment. Professional, consulting and lobbying for the Software and Sensors segment increased $2.5 million during the nine months ended September 30, 2017 as compared to the same period in 2016 due primarily to increased accounting consulting fees of $0.9 million and increased sales consulting costs of $0.8 million. Sales and marketing expenses increased $1.5 million during the nine months ended September 30, 2017 as compared to the same period in 2016 due primarily to increased commissions on $0.8 million on higher than expected sales. Increases in other operating expenses was primarily related to overall growth of the Company's operations.

Research and Development Expenses
Research and development expenses (“R&D”) expenses were comprised as follows (dollars in thousands):

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2017	2016
Salaries, benefits and bonus	$23,801	$12,033	$11,768	97.8%
Stock-based compensation	4,773	2,298	2,475	107.7
Professional and consulting	3,690	2,240	1,450	64.7
Travel and meals	1,257	705	552	78.3
Other	6,097	3,719	2,378	63.9
Total research and development expenses	$39,618	$20,995	$18,623	88.7
Research and development as a percentage of net sales	15.9%	11.3%
R&D expenses were $39.6 million and $21.0 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $18.6 million, or 88.7%. As a percentage of net sales, R&D increased to 15.9% for the nine months ended September 30, 2017 from 11.3% for the same period in 2016.
R&D by type and by segment was as follows (dollars in thousands):

	Nine Months Ended September 30,				Dollar Change	Percent Change
	2017		2016
TASER Weapons segment:
Salaries, benefits and bonus	$2,796	7.1%	$1,420	6.8%	$1,376	96.9%
Stock-based compensation	393	1.0	428	2.0	(35)	(8.2)
Professional and consulting	862	2.2	740	3.5	122	16.5
Travel and meals	326	0.8	226	1.1	100	44.2
Other	1,554	3.9	959	4.6	595	62.0
Total TASER Weapons segment	5,931	15.0	3,773	18.0	2,158	57.2
Software and Sensors segment:
Salaries, benefits and bonus	21,005	53.0	$10,613	50.6	10,392	97.9
Stock-based compensation	4,380	11.1	1,870	8.9	2,510	134.2
Professional and consulting	2,828	7.1	1,500	7.1	1,328	88.5
Travel and meals	931	2.3	479	2.3	452	94.4
Other	4,543	11.5	2,760	13.1	1,783	64.6
Total Software and Sensors segment:	33,687	85.0	17,222	82.0	16,465	95.6
Total research and development expenses	$39,618	100.0%	$20,995	100.0%	$18,623	88.7
The Company's Software and Sensors segment was responsible for approximately 88% of the overall increase in R&D. The main increase in the Weapons segment was approximately $1.3 million of salaries, benefits and bonus as the Company continues to invest in the development of new CEW related technologies. Included in other R&D expenses for the TASER Weapons segment was $0.4 million of increased test build materials used in the development new products.
Of the $16.5 million increase in R&D for the Software and Sensors segment, $12.9 million related to salaries and benefits, inclusive of stock-based compensation. The Company remains focused on growing the Software and Sensors segment as it adds headcount and external resources to develop new products and services, including records management systems, to further advance its scalable cloud-connected device platform. The Company also incurred higher professional and consulting fees primarily related to the development of new products in both of its segments. Included in other R&D expenses for the Software and Services segment was $1.4 million of amortization of intangible assets related to acquired developed technology that was yet to be put into service.

Interest and Other Income (Expense)
Interest and other income was $3.3 million for the nine months ended September 30, 2017 compared to expense of $0.5 million for the same period in 2016. During 2017, interest and other income amounts consisted primarily of foreign currency transaction gains of $2.3 million as well as interest income related to sales under the Company's hardware installment plans and investment interest income totaling $1.1 million which was partially offset by other expense of $0.1 million. During 2016, investment and interest income of $0.5 million was offset by $1.0 million of losses on foreign currency transaction adjustments.
Provision for Income Taxes
The provision for income taxes was $1.4 million for the nine months ended September 30, 2017, which was an effective tax rate of 16.3%. Our estimated full year effective income tax rate for 2017, before discrete period adjustments, is approximately 32.5%, which is less than the statutory rate primarily due to income in certain foreign jurisdictions with lower tax rates, partially offset by state taxes and non-deductible expenses for items such as Subpart F income, meals and entertainment, and lobbying fees. The effective tax rate was unfavorably impacted by foreign losses for which the Company is not expected to receive a tax benefit. This was offset by the favorable impact of a $1.5 million discrete tax benefit associated with windfalls related to stock-based compensation for restricted stock units that vested or stock options that were exercised during the nine months ended September 30, 2017. In addition, the Company recorded a $0.7 million favorable discrete tax benefit related to the reversal of certain uncertain tax positions due to statute expiration, and a $0.4 million favorable discrete tax benefit related to tax return to provision adjustments recorded during the nine months ended September 30, 2017.
Net Income
Our net income decreased by $3.7 million to $7.3 million for the nine months ended September 30, 2017 compared to $11.0 million for the same period in 2016. Net income per basic and diluted share was $0.14 for the nine months ended September 30, 2017, compared to $0.21 and $0.20 per basic and diluted share, respectively, for the same period in 2016.

Three Months Ended September 30, 2017 Compared to the Three Months Ended June, 2017
Net Sales
Net sales by product line were as follows (dollars in thousands):

	Three Months Ended September 30, 2017		Three Months Ended June 30, 2017		Dollar Change	Percent Change
TASER Weapons segment:
TASER X26P	$13,264	14.7%	$16,235	20.4%	$(2,971)	(18.3)%
TASER X2	22,717	25.2	16,052	20.2	6,665	41.5
TASER Pulse and Bolt	1,069	1.2	801	1.0	268	33.5
Single cartridges	17,474	19.4	14,867	18.7	2,607	17.5
Extended warranties including TAP	3,086	3.4	2,991	3.8	95	3.2
Other	1,806	2.0	2,070	2.6	(264)	(12.8)
Total TASER Weapons segment	59,416	65.8	53,016	66.6	6,400	12.1
Software and Sensors segment:
Axon Body	4,527	5.0	3,752	4.7	775	20.7
Axon Flex	2,563	2.8	3,851	4.8	(1,288)	(33.4)
Axon Fleet	1,113	0.4	—	—	1,113	*
Axon Dock	2,639	2.9	2,783	3.5	(144)	(5.2)
Evidence.com	16,200	17.9	12,756	16.0	3,444	27.0
TASER Cam	922	1.0	766	1.0	156	20.4
Extended warranties including TAP	1,945	2.2	1,619	2.0	326	20.1
Other	937	1.0	1,100	1.4	(163)	(14.8)
Total Software and Sensors segment	30,846	34.2	26,627	33.4	4,219	15.8
Total net sales	$90,262	100.0%	$79,643	100.0%	$10,619	13.3
* Not meaningful
Net unit sales for TASER Weapons handles and other products and Software and Sensors segment products were as follows:

	Three Months Ended September 30, 2017	Three Months Ended June 30, 2017	Unit Change	Percent Change
TASER X26P	13,472	18,198	(4,726)	(26.0)%
TASER X2	21,896	15,390	6,506	42.3
TASER Pulse and Bolt	2,944	2,347	597	25.4
Cartridges	643,077	579,282	63,795	11.0
Axon Body	28,669	26,882	1,787	6.6
Axon Flex	8,298	9,373	(1,075)	(11.5)
Axon Fleet	1,598	—	1,598	*
Axon Dock	6,440	8,269	(1,829)	(22.1)
TASER Cam	1,512	1,336	176	13.2
* Not meaningful
Net sales were $90.3 million and $79.6 million for the three months ended September 30, 2017 and June 30, 2017, respectively, an increase of $10.6 million or 13.3%. Net sales for the TASER Weapons segment were $59.4 million and $53.0 million for the three months ended September 30, 2017 and June 30, 2017, respectively, an increase of $6.4 million or 12.1%. International revenues were $17.1 million for the three months ended September 30, 2017 as compared to $13.4 million for the three months ended June 30, 2017. During the three months ended September 30, 2017, the Company recorded $3.7 million higher revenues from Smart Weapons compared to the three months ended June 30, 2017. During the first quarter of 2017, the Home Office of the U.K. government approved the Company's Smart Weapons for sale which resulted in increased TASER X2 sales within the U.K.

of $3.0 million for the three months ended September 30, 2017 compared to the three months ended June 30, 2017. Additionally, the Company increased cartridge sales by $2.6 million to $17.5 million during the three months September 30, 2017 as compared to $14.9 million million during the three months ended June 30, 2017 due primarily to there being more units in the field.
Net sales for the Software and Sensors segment were $30.8 million and $26.6 million for the three months ended September 30, 2017 and June 30, 2017, respectively, an increase of $4.2 million or 15.8%. Sales of the Company's Axon Body camera increased $0.7 million for the three months ended September 30, 2017 as compared to the three months ended June 30, 2017, while sales of its Axon Flex 2 camera decreased $1.3 million during the same time period. During the quarter ended June 30, 2017, the Company was able to satisfy a large portion of its outstanding hardware orders related to the launch of its Axon Flex 2 on-officer camera, which resulted in higher sales as compared to the three months ended September 30, 2017. The Company recorded net sales of $1.1 million related to Axon Fleet with no amounts recorded during the same period in 2016. Evidence.com revenues for the three months ended September 30, 2017 increased $3.4 million compared to three months ended June 30, 2017. This increase was primarily driven by the continued increase in active users on the Company's Evidence.com platform.
Liquidity and Capital Resources
Summary
As of September 30, 2017, we had $61.8 million of cash, cash equivalents and investments, a decrease of $27.5 million as compared to December 31, 2016.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2017	2016
Operating activities	$(5,835)	$21,959
Investing activities	9,551	2,285
Financing activities	(1,600)	(33,801)
Effect of exchange rate changes on cash and cash equivalents	704	631
Net increase (decrease) in cash and cash equivalents	$2,820	$(8,926)
Operating activities
Net cash used in operating activities in the first nine months of 2017 of $5.8 million reflects $7.3 million in net income impacted by the net increase of non-cash income statement items totaling $13.4 million and decrease of $26.5 million for the net change in operating assets and liabilities. Included in the non-cash items were $5.7 million in depreciation and amortization expense, $11.4 million in stock-based compensation expense and $0.6 million of bond premium amortization. These non-cash increases were partially offset by deferred income tax expense of $4.2 million. Increases to operating cash flows consisted of increased accounts payable, accrued and other liabilities of $2.9 million, which reduced the amount of cash used during the period, along with increased deferred revenue of $26.5 million. The increase in deferred revenue was primarily driven by continued sales growth of products and services that are typically invoiced in advance, on a subscription basis, and recognized over the duration of the contract period as products and services are delivered. Of the increase in deferred revenue, $13.5 million resulted from increased hardware deferred revenue along with increased deferred warranty revenue of $5.0 million, and increased services, including Evidence.com subscriptions, of $8.3 million. Cash used in operations was also impacted by various other operating items, with the most significant component related to increased accounts and notes receivable of $26.0 million of which $20.4 million related to increased customer balances under the Company's Officer Safety Plan and TASER 60 purchase program while the remaining increase was attributable to increased trade receivable balances resulting from higher net sales. Cash used in operations was also impacted by increased inventory of $19.1 million in anticipation of the Company's National Field Trial Offer for body cameras as well as anticipated higher sales throughout the remainder of 2017. Additionally, the Company had increased prepaid expenses and other assets of $11.3 million which was primarily related to a $3.7 million increase in customer receivables related to value added taxes passed on to customers which was attributable to higher TASER weapons sales in the U.K., $1.6 million of increased prepaid commissions which are paid for when a contract is booked, and subsequently amortized over the contractual period, and $0.9 million of increased employee bonuses that were paid in advance and will be recognized over the employees' explicit required service period.

Net cash provided by operating activities in the first nine months of 2016 of $22.0 million consisted of $11.0 million in net income impacted by the net increase of non-cash income statement items totaling $7.6 million and decrease of $3.4 million for the net change in operating assets and liabilities. Included in the non-cash items were $2.7 million in depreciation and amortization expense, $6.7 million in stock-based compensation expense and $1.0 million of bond premium amortization. These non-cash impacts were partially offset by deferred income tax expense of $2.7 million. Changes in operating assets and liabilities resulted in a net increase to cash provided by operating activities of $3.4 million. The largest increases were from increased accounts payable, accrued and other liabilities of $12.6 million along with increased deferred revenue of $26.3 million. The increase in deferred revenue was primarily driven by the continued adoption of Software and Sensors hardware products and services that are typically invoiced at inception of the contract, and recognized over the duration of the contract period as hardware and services are delivered. Of the increase in deferred revenue, $12.8 million resulted from increased hardware deferred revenue along with increased deferred warranty revenue of $6.4 million, and increased services, including Evidence.com subscriptions, of $6.9 million, with the remaining $0.2 million made up primarily of deferred training revenue. Cash used in operations was also impacted by various other operating items, with the most significant component related to increased accounts and notes receivable of $14.4 million of which $13.3 million related to increased customer balances under the Company's Officer Safety Plan purchase program while the remaining increase was attributable to increased trade receivable balances. Cash from operations also decreased due to increases in prepaid expenses and other assets of $10.4 million primarily attributable to $4.0 million related to increased deferred cost of product and service sales related to contracts where the product had shipped but revenue was deferred due to contractual provisions resulting in the cost of product sales being deferred as an asset to be recognized in subsequent periods when revenue recognition criteria have been meet, increased prepaid commissions of $2.2 million, and $1.3 million related to increases in prepaid software licenses and related maintenance agreements and prepaid software-as-a-service subscription costs. These decreases were partially offset by an increase in restricted cash of $3.1 million related to a customer contract requiring certain contractual payments to be deposited in escrow until approved for release. Cash from operations also decreased due to increases in inventory of $10.8 million as the Company continued to invest in anticipation of higher future sales.

Investing activities
We generated $9.6 million from investing activities during the first nine months of 2017. Maturities and calls of investments, net of purchases, were $29.7 million, which was partially offset by the Company's investment of $9.5 million in the purchase of property and equipment and intangible assets and $10.6 million used for the acquisitions of Dextro, Inc. and the Company's distributor in Australia, Breon Enterprises, Pty Ltd. and Breon Defence Systems.
We generated $2.3 million from investing activities during the first nine months of 2016. Maturities and calls of investments, net or purchases, were $5.9 million. The Company invested $3.7 million in the purchase of property and equipment and intangible assets which partially offset the increase related to net investment activity.

Financing activities
Net cash used in financing activities was $1.6 million during the first nine months of 2017. During the first nine months of 2017, the Company paid payroll taxes of $2.8 million on behalf of employees who net-settled stock awards during the period which was partially offset by proceeds from options exercised of $1.3 million.
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
Liquidity and Capital Resources
Our most significant sources of liquidity continue to be funds generated by operating activities and available cash and cash equivalents. In addition, our $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates, currently LIBOR plus 1.75% or Prime less 0.50%. At September 30, 2017 and December 31, 2016, there were no borrowings under the line. As of September 30, 2017, we had letters of credit outstanding of $2.7 million, leaving the net amount available for borrowing of approximately $7.3 million. The line of credit matured on July 31, 2017, which was subsequently extended until December 31, 2017. The Company is currently evaluating its credit needs and anticipates entering into a longer term arrangement prior to maturity.
Our agreement with the bank requires us to comply with certain financial and other covenants including maintenance of a maximum leverage ratio and minimum fixed charge coverage ratio. The leverage ratio (ratio of total liabilities to tangible net worth) can be no greater than 1:1, and the fixed charge coverage ratio can be no less than 1.25:1, based upon a trailing twelve-

month period. At September 30, 2017, the Company’s leverage ratio was 1.24:1 and its fixed charge coverage ratio was 3.88:1. The Company's violation of the leverage ratio requirement was waived by the bank as of September 30, 2017.
Our TASER 60 installment purchase arrangements typically involve amounts being invoiced in five equal installments at the beginning of each year of the five-year term. This is in contrast to a traditional CEW sale in which the entire amount being charged for the hardware is invoiced upon shipment. This impacts liquidity in a commensurate fashion, with the cash for the TASER 60 arrangement received in five annual installments rather than up front. It is our strategic intent to shift an increasing amount of our business to a subscription model, to better match the municipal budgeting process of our customers, as well as to allow for multiple product offerings to be bundled into existing subscriptions. We carefully considered the cash flow impacts of this strategic shift, and regularly revisit our cash flow forecast with the goal of of maintaining a comfortable level of liquidity as we introduce commercial offerings in which we incur upfront cash costs to produce and fulfill hardware sales ahead of the cash inflows from our customers. We anticipate, and have prepared for, the majority of our arrangements in both reportable segments to be offered in similar subscription-type offerings over the coming years.
Based on the results of our balance sheet at September 30, 2017, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.
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
Critical Accounting Estimates
We have identified the following accounting estimates as critical to our business operations and the understanding of our results of operations. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. While we do not believe that a change in these estimates is reasonably likely, there can be no assurance that our actual results will not differ from these estimates. The effect of these estimates on our financial condition and results of operations are discussed below.
Product Warranties
The Company warranties its CEWs, Axon cameras and Axon Docks from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for our standard warranty are charged to cost of products sold when revenue is recorded for the related product. We estimate future warranty costs based on historical data related to returns and warranty costs on a quarterly basis and apply this rate to current product sales to determine anticipated returns from our customers. We have also historically increased our reserve amount if we become aware of a component failure that could result in larger than anticipated returns from our customers. The accrued warranty liability is reviewed quarterly to evaluate whether it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of September 30, 2017 and December 31, 2016, our reserve for warranty returns was approximately $0.7 million and $0.8 million, respectively. Warranty expense for the nine months ended September 30, 2017 and 2016 was $0.1 million and $0.5 million, respectively. The decrease in warranty reserve and related expense as of and for the nine months ended September 30, 2017 was primarily driven by the release of initial reserves related to the Axon Body 2 on-officer body camera. The Company experienced lower warranty claims than initially expected and, as such, adjusted the warranty reserve to better reflect actual warranty claims. As of September 30, 2017, the Company's reserve also included an initial reserve related to the new Flex 2 on-officer camera.
Revenue related to separately-priced extended warranties is initially recorded as deferred revenue at its contractual amount and subsequently recognized as net sales on a straight-line basis over the warranty service period. Costs related to extended warranties are charged to cost of product and service sales when incurred.

Inventory
Inventories are stated at the lower of cost and net realizable value, with cost determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method, and an allocation of manufacturing labor and overhead costs. The allocation of manufacturing labor and overhead costs includes management’s judgments of what constitutes normal capacity of our production facilities and a determination of what costs are considered to be abnormal fixed production costs, which are expensed as current period charges. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions among other factors. As the Company phases out previous generations of its CEWs and body-worn cameras and related technologies, and slows or ceases production of these products, the finished goods and related raw materials may become excess or obsolete.
During the nine months ended September 30, 2017 and 2016, the Company recorded provisions for excess and obsolete inventory of approximately $1.5 million and $0.8 million, respectively. During the nine months ended September 30, 2017, the Company began phasing out certain previous generations of its CEWs, the legacy TASER X26, TASER M26 and TASER C2 models, which made up a portion of the amounts recorded as provisions to excess and obsolete inventory. The remaining increase for the nine months ended September 30, 2017 was driven by analyses looking at projected sales data for existing products and making corresponding adjustments to state inventories at their lower of cost and net realizable value.
Revenue Recognition, Deferred Revenue and Accounts and Notes Receivable
We derive our revenue from two primary sources: (1) the sale of physical products, including CEWs, Axon cameras, corresponding hardware extended warranties, and related accessories such as Axon docks, cartridges and batteries, among others and (2) subscription to our Evidence.com digital evidence management SaaS (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, we also recognize training and other revenue. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. Contractual arrangements may contain explicit customer acceptance provisions, and under such arrangements, the Company defers recognition of revenue until formal customer acceptance is received. Extended warranty revenue, SaaS revenue and related data storage revenue are recognized ratably over the term of the contract commencing on a pre-determined date subsequent to the delivery of the hardware. Training and professional service revenues are generally recorded once the services are completed.
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
For the three and nine months ended September 30, 2017 and 2016, the composition of revenue recognized from arrangements containing multiple elements and those not containing multiple elements was as follows (dollars in thousands):

	Three Months Ended September 30, 2017						Three Months Ended September 30, 2016
	TASER Weapons		Software and Sensors		Total		TASER Weapons		Software and Sensors		Total
Arrangements with multiple elements	$11,253	19.0%	$29,225	95.0%	$40,478	45.0%	$10,818	20.4%	$17,532	92.5%	$28,350	39.4%
Arrangements without multiple elements	48,050	81.0	1,523	5.0	49,573	55.0	42,120	79.6	1,412	7.5	43,532	60.6
Total	$59,303	100.0%	$30,748	100.0%	$90,051	100.0%	$52,938	100.0%	$18,944	100.0%	$71,882	100.0%

	Nine Months Ended September 30, 2017						Nine Months Ended September 30, 2016
	TASER Weapons		Software and Sensors		Total		TASER Weapons		Software and Sensors		Total
Arrangements with multiple elements	$34,976	20.6%	$73,802	93.5%	$108,778	43.7%	$22,010	15.3%	$35,718	85.3%	$57,728	31.0%
Arrangements without multiple elements	135,014	79.4	5,144	6.5	140,158	56.3	122,297	84.7	6,143	14.7	128,440	69.0
Total	$169,990	100.0%	$78,946	100.0%	$248,936	100.0%	$144,307	100.0%	$41,861	100.0%	$186,168	100.0%
Evidence.com, Axon cameras and related accessories are sometimes sold separately, but in most instances are sold together. In these instances, customers typically purchase and pay for the equipment and one year of Evidence.com in advance. Additional years of service are generally billed annually over a specified service term, which has typically ranged from one to five years. Axon equipment represents a deliverable that is provided to the customer at the time of sale, while Evidence.com services are provided over the specified term of the contract. Generally, the Company recognizes revenue for the Axon equipment at the time of the sale consistent with the discussion of multiple deliverable arrangements above. Revenue for Evidence.com is deferred at the time of the sale and recognized over the service period. At times the Company discounts the cost of Axon devices provided to customers to secure long-term Evidence.com service contracts. In such circumstances, revenue related to the Axon devices recognized at the time of delivery is limited to the amount collected from the customer that is not contingent upon the delivery of future Evidence.com services. The Company recognizes the remaining allocated revenue related to discounted Axon devices over the remaining period it provides the contracted Evidence.com services.
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
The Company records reductions to net sales for expected future product returns based on the Company’s historical experience.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $17.1 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2017 tax years. Management determined that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, has established a liability for unrecognized tax benefits of $4.2 million as of September 30, 2017. In addition, we established a $0.1 million liability related to uncertain tax positions for certain state income tax liabilities, for a total unrecognized tax benefit at September 30, 2017 of $4.3 million. Approximately $1.8 million of the unrecognized tax benefit associated with research and development credits has been netted against the research and development credit deferred tax asset. Our estimates are based on the information available to us at the time we prepare the income tax provision. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
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
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of September 30, 2017, the Company would need to generate approximately $55.9 million of pre-tax book income in the U.S. in order to realize the net deferred tax assets for which a benefit has been recorded. This estimate considers the reversal of approximately $14.2 million of taxable temporary differences, which produce $5.4 million of deferred tax liabilities. The Company has $4.6 million of state net operating losses (“NOLs”) which expire at various dates between 2030 and 2036. The Company also has federal NOLs of $2.2 million which expire in 2035 through 2036, and are subject to limitation under IRC Section 382. The Company has $7.5 million of Arizona R&D credits carrying forward, which expire at various dates between 2018 and 2032, and $0.1 million of federal R&D credits carrying forward which expire in 2034 through 2037. In Australia, the UK, Canada, and Germany, the Company has $1.7 million, $6.9 million, $0.8 million, and $1.5 million of NOLs, respectively, which expire at various dates or may be carried forward indefinitely.
We anticipate the Company’s future income to continue to trend upward from our 2017 results, with sufficient pre-tax book income to realize a large portion of our deferred tax assets. As such, we have not recorded a valuation allowance on our U.S. deferred tax assets as of September 30, 2017, with the exception of a reserve of approximately $4.1 million that has been recorded due to specific income projections in years in which certain tax assets are set to expire. As of September 30, 2017, the Company has cumulative losses in Australia, the UK, Canada, and Germany, which limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded for these jurisdictions. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.
We consider the earnings of certain non-US subsidiaries to be indefinitely reinvested outside of the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. The determination of the unrecognized deferred tax liability on those undistributed foreign earnings is not practicable due to our legal entity structure and the complexity of US and local country tax laws. If we decide to repatriate the undistributed foreign earnings, we will need to recognize the income tax effects in the period we change our assertion on indefinite reinvestment.

Stock-Based Compensation
We have historically issued stock-based payments to key employees and non-employee directors as a means of attracting and retaining quality personnel. We have historically utilized restricted stock units and stock options; however, no stock options have been issued since 2011. The fair value of restricted stock units is estimated as the closing price of our common stock on the date of grant. We estimate the fair value of granted stock options by using the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not vest (forfeitures). The expense for both restricted stock units and stock options is recorded over the life of the grant, and forfeitures are recognized when they occur.
We have granted a total of approximately 1.9 million performance-based awards (options and restricted stock units) of which approximately 0.5 million are outstanding as of September 30, 2017, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance. These awards will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in our statements of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit and corporate and municipal bonds with a typical long-term debt rating of “AA” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. Based on investment positions as of September 30, 2017, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $43,000 incremental decline in the fair market value of the portfolio. Such losses would only be realized if the Company sold the investments prior to maturity.
Additionally, we have access to a $10.0 million line of credit borrowing facility which bears interest at varying rates, currently at LIBOR plus 1.75% or Prime less 0.50%. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $2.7 million at September 30, 2017. At September 30, 2017, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was approximately $7.3 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
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
The majority of our sales to international customers are transacted in U.S. dollars and therefore, are not subject to exchange rate fluctuations on these transactions. However, the cost of our products to our customers increases when the U.S. dollar strengthens against their local currency, and the Company may have more sales and expenses denominated in foreign currencies during the remainder of 2017 and beyond which would increase its foreign exchange rate risk.
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
Specifically:

•
we have added and will continue to add staff to support the growing operations of the Company. During the year ended December 31, 2016 and the nine months ended September 30, 2017, we have added additional resources to our revenue, tax and general accounting teams to ensure that we have the knowledge and resources to properly account for transactions in accordance with GAAP.

•
we have implemented and are continuing to implement additional internal reporting procedures, including those designed to add depth to our detailed review processes of sales transactions and related accounting for deferred revenue and cost of goods sold and services delivered;

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

These material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Our goal is that the remediation of these deficiencies will be completed prior to the end of fiscal year 2017. As remediation has not yet been completed, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2017 at a level that provides reasonable assurance as of the last day of the period covered by this report.
Change in Internal Control over Financial Reporting
Except as noted above, there was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The discussion of legal proceedings in Note 11 to the unaudited condensed consolidated financial statements included in PART I, ITEM 1 of this Form 10-Q is incorporated by reference herein.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, under the heading “Risk Factors,” which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially, adversely affect our business, financial condition and/or operating results. Except as discussed below, there has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

AXON ENTERPRISE, INC.

Date:	November 9, 2017
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2017	By:	/s/ JAWAD A. AHSAN
Chief Financial Officer
(Principal Financial and
Accounting Officer)