Form 10-K
period 2017-12-31
AXON ENTERPRISE, INC.
filed 2018-03-01
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the last sales price of the issuer’s common stock on June 30, 2017, which was the last business day of the registrant’s most recently completed second fiscal quarter, as reported by NASDAQ, was approximately $1,303,000,000. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
The number of shares of the registrant’s common stock outstanding as of February 15, 2018 was 53,034,299
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s definitive proxy statement for its 2018 annual meeting of stockholders to be prepared and filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017 are incorporated by reference into Part III of this Form 10-K.

AXON ENTERPRISE, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

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

•	our need that customers upgrade and replace existing conducted electrical weapons (“CEW”) units and the willingness of customers to do so;

•	that we may have more sales denominated in foreign currencies in 2018;

•	our intention to increase our investment in the development of sales in the international, military and law enforcement market;

•	our plans to expand our sales force;

•	that cloud and mobile technologies are fundamentally changing the police environment;

•	our plan to invest in web activities and law enforcement trade shows in 2018;

•	our intention to not pay dividends;

•	that increases in marketing and sales activities will lead to an increase in sales;

•	our belief that the video evidence capture and management market will grow significantly in the near future and the reasons for that belief;

•	our intention to continue to pursue the personal security market;

•	our intention to grow direct sales;

•	the sufficiency of our facilities and our strategy to expand manufacturing capacity if needed;

•	that we may lease facilities from parties that specialize in handling and manufacturing of firearm materials;

•	that we expect to continue to depend on sales of our X2 and X26P CEW devices;

•	our intention to apply for and prosecute our patents;

•	that selling, general and administrative expense will increase in 2018;

•	that research and development expenses will increase in 2018;

•	the timing of the resolution of uncertain tax positions;

•	our intention to hold investments to maturity;

•	the effect of interest rate changes on our annual interest income;

•	that we may engage in currency hedging activities;

•	our intentions concerning, and the effectiveness of, our ongoing marketing efforts through web activities, trial programs, tech summits and law enforcement trade shows;

•	the benefits of our CEW products compared to other lethal and less-lethal alternatives;

•	the benefits of our Software and Sensors products compared to our competitors';

•	our belief that customers will honor multi-year contracts despite the existence of appropriations, termination for convenience. or similar clauses;

•	our belief that customers will renew their Evidence.com service subscriptions at the end of the contractual term;

•	our insulation from competition and our competitive advantage in the weapons business;

•	estimates regarding the size of our target markets and our competitive position in existing markets;

•	the availability of alternative materials and components suppliers;

•	the benefits of the continued automation of our production process;

•	the sufficiency and availability of our liquid assets and capital resources;

•	our financing and growth strategies, including: our decision not to pay dividends, potential joint ventures, mergers and acquisitions, stock repurchases and hedging activities;

•	the safety of our products;

•	our litigation strategy, including the outcome of legal proceedings in which we are currently involved;

•
our ability to maintain secure and consistent customer data access and storage, including the use of third-party data storage providers, and the impact of a loss of customer data, a breach of security or an extended outage;

•	our ability to attract and retain the qualified professional services necessary to implement and maintain our business, both through employment and through other partnership arrangements;

•	the effect of current and future tax strategies;

•	the fluctuations in our effective tax rate;

•	the impact of the U.S. Tax Cuts and Jobs Act (the “Tax Act”);

•	the impact of recently adopted and future accounting standards;

•	the impact of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09” or “Topic 606”);

•	that the complaint filed by Digital Ally is frivolous; and

•	the ultimate resolution of financial statement items requiring critical accounting estimates.
These statements are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include, but are not limited to, those factors detailed in Part I Item 1A of this Annual Report on Form 10-K entitled “Risk Factors.” The forward-looking statements included in the foregoing list are not exhaustive. Other sections of this report may include additional such statements and factors that could adversely impact our expectations and affect our business and financial performance. New risk factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the impact of all such risk factors or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to expectations over time.
Axon, the “Axon Delta” logo, Axon network, Axon Body 2, Axon Fleet, Axon Flex 2, Axon Citizen, Axon Signal, Evidence.com, Smart Weapons, and TASER are trademarks of Axon Enterprise, Inc., some of which are registered in the U.S. and other countries. For more information, visit www.axon.com/legal. All rights reserved. The information on our website, including information about our trademarks, is not incorporated by reference into or otherwise a part of this report.

Item 1. Business
Company Background and Business Strategy
Axon Enterprise, Inc.’s (the “Company” or “Axon” or “we” or “our”) core mission is to protect life through innovative technologies that make communities safer. We are the market leader in the development, manufacture and sale of CEWs designed for use by law enforcement, corrections, military forces, private security personnel and by private individuals for personal defense. We are also the market leader in developing, manufacturing and selling connected wearable on-officer cameras as well as developing and selling cloud-based digital evidence management software. We have established a robust network that connects devices, apps and people primarily in the law enforcement vertical market. We aim to have every public safety officer in the world carry a TASER, deploy an Axon camera and be connected to the Axon network.
The three foundations for our growth strategy are:

•
Devices - Our TASER CEWs are one of the few weapons that can incapacitate a person while drastically limiting the risk for death and/or serious injury. Over the past two decades, the TASER CEW has become one of the most frequently used weapons in the North American law enforcement market, with use-of-force injuries and deaths dropping dramatically as a result. Outside of weapons, we produce devices that primarily fall within three categories: on-officer cameras that capture critical digital evidence aimed at protecting truth, a range of related accessory hardware devices and an in-car camera variant called Axon Fleet. We refer to these cameras, related accessories and devices collectively as "Axon" products. We believe our CEWs and Axon cameras should be standard-issue equipment for all patrol officers domestically and internationally. We have created and are continuing to create service plans and product bundles to allow agencies to have the latest devices and technology at predictable annual costs.

•
Apps - Axon's Evidence.com platform is designed to help agencies securely store, manage and share all digital evidence. Our software platform features continuous improvement with regular software updates that enable our customers to always have access to the latest technology. Recent new features include secure sharing, audit trails, integration of other data sources, and transcription and redaction services. These feature sets are designed to provide our customers with valuable tools to police more efficiently and effectively while enabling greater transparency with the communities they serve. An increasing number police agencies trust Axon to host their video evidence data, which is captured via our devices, apps and software, and stored in our secure cloud and accessed via the Axon network.

•
People - Our TASER weapons and Axon software and sensors platforms have allowed us to build relationships with more than 20,000 public safety agencies worldwide. Axon's goal is to bring modern information technology capabilities to every law enforcement officer. Some of our customers report that police officers are spending over 60% of their time on paperwork-related tasks, rather than on value-added public safety work. We see a large opportunity to leverage our connected platform to enable a broad suite of mobile, wearable, and data management capabilities. Axon is also improving workflows throughout the public safety chain, from the incident on the scene to the court room. With our software, police officers can share evidence with prosecutors during discovery while maintaining a secure and encrypted chain of custody. Axon's cohesive ecosystem is delivering increased value to all public safety stakeholders, including state and municipal police agencies, police chiefs and other leadership, patrol officers, state patrols and officers, agency detectives, public prosecutors, district attorneys, and others in the public safety and judicial communities, as well as the public communities they serve.

We have four strategic growth areas:

•
Expand TASER CEW adoption: We believe we can increase the ratio of TASER CEWs to patrol officers domestically as well as continue expand into new international markets. We believe that our strategy of offering payment plans and eventually subscription hardware plans will shorten upgrade cycles and expand our immediately addressable market. Also, through continuing research and development ("R&D"), we believe that our TASER CEWs will become more capable and more connected over time, thus increasing in value and utility for our customers.

•
Expand Axon body camera and Evidence.com market share and increase average revenue per user ("ARPU"): Axon is the market leader in body-worn cameras and digital evidence management. Of the top 50 metropolitan areas in the U.S., 38 are on the Axon network. We believe we are well-positioned to build upon our prior success, and that our software offerings can become more valuable to our customers as we continue to expand our service offerings to better help agencies store, manage and share evidence data.

•
Capture in-car video market share with Axon Fleet: In the second quarter of 2017, we began shipping our in-car video offering, Axon Fleet. This is a new and adjacent market for Axon that we believe we can continue to grow through offering a superior product and service with disruptive pricing.

•
Expand into police agency records management systems and computer-aided dispatch software: In late 2016, we announced our intention to develop a police agency enterprise resource planning ("ERP") system, Axon Records, that would put officers back on the streets, help to solve and prosecute crime, and help to prevent crime and other incidents. Our development of Axon Records supports our strategic focus and vision of growing recurring cash flows by leveraging the data we host to unlock value-added services to our customers.

Technological innovation is key to all four long-term growth areas. By investing in R&D, we intend to continue to develop novel, high-value solutions across our product platforms and expand our total addressable market within the law enforcement and public safety vertical markets. In 2017, we invested heavily in a new artificial intelligence (“AI”) group, Axon AI. Through two acquisitions plus additional hires, we have developed a team that is delivering AI features in our products as well as winning industry recognition. In 2017, we were named the preferred AI vendor for the Los Angeles Police Department. In early 2018, we opened an R&D office in Tampere, Finland, with 10 imaging and sensor experts who will work with our existing teams to create best-in-class smart cameras that integrate with our cloud platform. We also continue to add engineering talent to our Scottsdale headquarters and Seattle engineering and development office.

Company Organization
Axon sells its products to law enforcement worldwide through its direct sales force, distribution partners, online store and third-party resellers. The Company manages its business primarily on a geographic basis, with various sales representatives strategically located throughout the world. Domestic and international law enforcement agencies are primarily served through the Company's headquarters in Scottsdale, Arizona, and its software engineering development center located in Seattle, Washington. The Company also has subsidiaries located in the United Kingdom, Germany, the Netherlands, Australia, Vietnam and Canada.
The Company’s operations are comprised of two reportable segments: the sale of CEWs, accessories and other related products and services (the “TASER Weapons” segment); and the software and sensors business, focused on Axon devices, wearables, applications, cloud and mobile products (the "Software and Sensors" segment). Within the Software and Sensors segment, the Company includes only revenues and costs attributable to that segment which include: costs of sales for both products and services, direct labor, selling expense for the sales team, product management and marketing expenses, trade shows and related expenses, finance and accounting expenses, and research and development for products included, or to be included, within the Software and Sensors segment. All other costs are included in the TASER Weapons segment. Further information about our reportable segments and sales by geographic region is included in Notes 1 and 16 of the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. We have made certain acquisitions of companies or their assets in the past two years that are described in Note 15 of our consolidated financial statements included in Part II, Item 8 of this report.

Products
TASER Weapons Products
We make CEWs for two main types of market segments: (i) the law enforcement, military, corrections and private security markets; and (ii) the consumer market. Our CEWs use our proprietary Neuro Muscular Incapacitation (“NMI”) technology to effectively neutralize suspects or threats. From a replaceable cartridge containing compressed nitrogen, two small probes that are attached to the CEW by insulated conductive wires are deployed from up to 35 feet away. Electrical pulses are transmitted along the wires and into the body, affecting the sensory and motor functions of the peripheral nervous system.

Since 2009, our CEWs have been on our Smart Weapons system, an all-digital platform that features the ability to regulate charge output, perform health checks, update firmware over the Internet, and provide analytics on device usage. Through the Company's Evidence.com platform, important records such as the event logs, which record user actions such as safety activation and trigger event durations, can be viewed and analyzed.
The benefits of using CEWs in the field have been significant. Studies have shown that TASER CEWs have prevented death or serious injury more than 178,000 times from the first deployment in 2000 to the end of 2017. The use of these devices instead of other force options has significantly reduced injuries for suspects and officers, with substantial liability and workers’ compensation savings to government agencies around the world.

The following products are core to the Company's TASER Weapons product line:

TASER X26P - The X26P is a single-shot, compact Smart Weapon designed for law enforcement and military use. It features the smallest form factor of our law enforcement models and was ergonomically designed with ease of use in mind.

TASER X2 - The X2 is a double-shot Smart Weapon designed for law enforcement and military use. In addition to the back-up shot, the X2 also features dual lasers and the warning arc, a visible electric charge that increases voluntary surrenders and de-escalates conflicts without cartridge deployment.

Consumer CEWs - The Company has two consumer CEW models, the Bolt (formerly known as the C2) and the Pulse. The two products differ in form factor but both feature the same NMI effects as the CEW models available to law enforcement and run in cycles of 30 seconds, which is intended to allow adequate time for the user to escape a threat.

Replacement Cartridges and Consumables - The Company manufactures multiple cartridge types with effective ranges from 15' to 35'. Smart cartridges communicate with the firing control system within the TASER X2 to indicate the type of cartridge loaded in each bay and its deployment status. Standard replacement cartridges are used in the TASER X26P as well as our consumer models. The Company also offers Performance Power Magazines (“PPM”), batteries that power the CEWs. PPMs are available in several options, such as Tactical (“TPPM”) or Automatic Shut-Down (“APPM”).
Axon Connected Solutions
Axon creates connected technologies to protect truth in public safety. As a company that grew from our TASER business, we are building on a history of innovation in policing. Axon is more than a collection of individual technologies; it is a cohesive ecosystem. Every product from our Smart Weapons to our body-worn cameras to our digital evidence management system integrates seamlessly with one another, and often complements the systems and processes a customer already uses. Below are the products and features that are core to the Axon platform.
Axon Hardware Products:

Axon Body 2 - Axon Body 2 builds upon the original platform by bringing officers new features such as high-definition ("HD") video, wireless fidelity ("Wi-Fi") offload capabilities, extended battery life, and additional security enhancements. The Axon Body 2 can be mounted on the officer's shirt at mid-chest level and eliminates all wires from the wearer’s body.

Axon Flex 2 - The Axon Flex 2 builds upon the original Axon Flex camera system and features a more rugged industrial design, new mounts and advanced capabilities like unlimited HD video, a 120-degree field of view, extended battery life, improved buffering and wireless activation.

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

TASER CAM HD - The TASER CAM HD is a recording device built into a PPM battery pack for use with compatible TASER CEWs. The device can capture critical video and audio before, during and after a TASER CEW deployment.

Axon Signal - Axon Signal is a technology that enables Axon Body 2, Axon Flex 2 and Axon Fleet cameras to start recording upon certain triggering events such as the opening of a patrol car door, activation of a patrol car lightbar or the unholstering of a TASER CEW.

Signal Sidearm - Signal Sidearm is a device that is compatible with most firearm holsters. The moment an officer removes a firearm from a holster, Signal Sidearm wirelessly alerts all nearby Axon cameras to begin recording.
Axon Software and Mobile Technologies:

Evidence.com - As the sources of digital evidence expand, storage alone is not enough to keep track of the body-worn camera videos, photos, audio recordings and other data that is overwhelming agency servers and systems. Evidence.com is a robust end-to-end solution that not only allows agencies to store all that data, but also enables new workflows for managing and sharing that data. Officers and command staff can upload content from Axon and TASER devices or other systems easily, manage it with search and retrieval features, and collaborate with prosecutors by using powerful sharing features. When storage needs or users increase, the cloud-based system allows agencies to scale instantly and cost-effectively.

Evidence Sync - Evidence Sync is a desktop-based application that enables evidence in any format, from any source to be uploaded to Evidence.com. TASER Smart Weapon logs, Axon camera videos, interview room footage, photos and more can be uploaded, stored, and managed in one location. Sources new and old—from TASER devices or other brands—are equally supported. Network servers, secure digital memory cards ("SD cards"), compact discs ("CDs"), and computer folders can be synced with ease, and frequently used folders or drives can be set up to automatically sync on schedule.

Commander - Axon Commander is an on-premise application that consolidates all of a customer's digital evidence in one secure location, making it easy to manage and access while maintaining security and chain of custody. Designed to meet the evidence management needs of agencies in regions without reliable high-speed Internet access, Commander delivers many of the same features of cloud-based Evidence.com to customers using on-premise storage systems.

Axon Citizen - Axon Citizen is a mobile application that provides a public safety portal where community members can submit photos and videos of an incident they witness directly to their agency on Evidence.com.

Axon Capture - Axon Capture is a mobile application that allows officers to capture digital evidence right from the field. The app eliminates the need to carry three separate devices for photo, video, and audio recording by securely building upon the capabilities of an officer's mobile phone. Officers can add tags, titles or Global Positioning System ("GPS") coordinates to any recordings before uploading the data to Evidence.com.

Axon View - Axon View is a mobile application that wirelessly connects with an Axon camera to provide instant playback of unfolding events from the field, in the field. The app's live display ensures the camera is positioned correctly.

Axon Interview - Axon Interview is a recording system designed for the interview room. The system records crucial interviews with redundant, high-quality video and audio technology, ensuring that every moment is captured. The system is available with a 24/7 buffering option that allows agencies to capture key dialogue even after it occurs.
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
Other Markets
We also target military forces, private security, correctional facilities and consumer personal protection markets to provide technologies that offer a less lethal form of protection.

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
Sales in the private citizen market are primarily made through our distributors and our website. We have implemented a variety of marketing initiatives to support sales of our consumer products, with a focus on web, public relations and consumer trade shows. We have consulted with professional digital media and public relations professionals to assist us in media and press events and editorial placements along with attending numerous trade shows specifically to target the consumer market.
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
Manufacturing
We perform light manufacturing, final assembly, and final test operations at our headquarters in Scottsdale, Arizona, and own substantially all of the equipment required to develop, prototype, manufacture and assemble our finished products. This includes critical injection molds, schematics, automation equipment, test equipment and prototypes utilized by our supply chain for the conversion of raw materials into sub-assemblies. We have implemented lean/six sigma methodologies to optimize most direct and indirect resources within the organization, which has helped boost capacity for existing products, as well as provide flexibility to accommodate production of new TASER and Axon product introductions. We are currently operating one to two production shifts depending on inventory levels and demand. However, other capacity options, including the use of additional shifts, will be considered should we experience higher demand resulting from large orders of legacy or new product releases. We have continued to maintain our ISO 9001 certification and have recently attained the new ISO 9001:2015 certification.
The Company currently purchases both off-the-shelf and custom components, including finished circuit boards assemblies and injection-molded plastic components, primarily from suppliers located in the U.S., Mexico, China and Taiwan. Although the Company currently obtains many of these components from single sources of supply, the Company owns the designs as well as the injection molded component tooling and test fixtures used in production for all custom components. As a result, management believes it could obtain alternative suppliers in most cases without incurring significant production delays. The Company also strategically holds safety stock levels on custom components to further reduce this risk. For off-the-shelf components, Management believes that there are readily available alternative suppliers in most cases who can consistently meet the Company's needs for these components. The Company acquires most of its components on a purchase order basis and does not have any significant long-term contracts with suppliers.
Business Seasonality and Product Introductions
The Company has historically experienced higher net sales in its second and fourth quarters compared to other quarters in its fiscal year due primarily to municipal budget cycles. Additionally, new product introductions can significantly impact net sales, product costs and operating expenses. However, historical seasonal patterns, municipal budgets or historical patterns of product introductions should not be considered reliable indicators of the Company’s future net sales or financial performance.

Backlog
Our backlog for products and services includes all orders that have been received and are believed to be firm. As of December 31, 2017 and 2016, our backlog was $582.7 million and $384.2 million, respectively.
In the TASER Weapons segment, we define backlog as equal to deferred revenue. Deferred revenue represents amounts billed and collected from the customer for goods and services to be delivered in subsequent periods. The Company processes orders within the TASER Weapons segment quickly, and our best estimate of firm orders outstanding as of period end represents those that have been paid for but remain undelivered. The TASER weapons backlog balance was $46.7 million as of December 31, 2017. The Company expects to realize $16.7 million of this deferred revenue balance as revenue during the next 12 months. This represents cash received from customers on or prior to December 31, 2017 for products and services expected to be delivered in the next 12 months.
In the Software and Sensors segment, we define backlog as cumulative bookings, net of cancellations, less product and service revenue recognized to date. Bookings are generally realized as revenue over multiple years. The Software and Sensors backlog balance was $536.0 million as of December 31, 2017. This backlog balance includes $78.6 million of deferred revenue, $27.0 million that has been invoiced, but not yet collected, and $430.4 million that has been recorded as bookings but not yet invoiced, all as of December 31, 2017. The Company expects to realize approximately $110.0 million of the December 31, 2017 backlog balance as revenue during the next 12 months.
Backlog - Year ended December 31, 2017 (in thousands)

	TASER Weapons	Software and Sensors	Total
Balance, beginning of period	$33,391	$350,792	$384,183
Add: additions to backlog, net of cancellations	247,806	291,152	538,958
Less: revenue recognized during period	234,512	105,928	340,440
Balance end of period	$46,685	$536,016	$582,701
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
Video Evidence Market
Axon is the market leader in a video evidence capture and management market that is highly fragmented and competitive. Continued evolution in the industry and technology shifts are creating opportunities for both established and new competitors. Key competitive factors include: product performance, product features, product quality and warranty, total cost of ownership, data security, data and information work flows, company reputation and financial strength, and relationships with customers.
Our digital evidence management system, Evidence.com, is a cloud-based platform. Cloud computing fundamentally changes the way local, state and federal government agencies will develop and deploy software applications. Applications used by these agencies have historically required the agency to deploy their own infrastructure of servers, storage, network devices and operating systems. With a cloud-based system, the entire storage infrastructure is managed by third-parties who specialize in infrastructure management. Agencies use Internet web browsers to access the application. Our cloud-based Evidence.com service enables agencies to store, manage and analyze digital evidence. We believe our end-to-end solution providing a combination of both products and services is a compelling value proposition for law enforcement agencies to implement.
Regulatory Matters
U.S. Regulation
The majority of TASER CEWs, as well as the cartridges used by these devices, are subject to regulations; however, most are not considered to be “firearms” by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives. Many states have regulations restricting the sale and use of stun guns, hand-held shock devices and electronic weapons. We believe existing stun gun laws and regulations apply to TASER CEWs.
In many cases, the law enforcement and corrections market is subject to different regulations than the private citizen market. Where different regulations exist, we assume the regulations affecting the private citizen market also apply to the private security markets, except as the applicable regulations otherwise specifically provide.
As of December 31, 2017, the possession of stun guns by the general public, including TASER CEWs, is prohibited in four states: Hawaii, Massachusetts, New York, and Rhode Island, as well as in the District of Columbia. In 2017, New Jersey ended its state ban on stun guns for civilians. Some cities and municipalities also prohibit private citizen possession or use of our CEW products.
We are also subject to environmental laws and regulations, including restrictions on the presence of certain substances in electronic products. Reference is made to Section 1A, Risk Factors under the heading “Environmental laws and regulations subject us to a number of risks and could result in significant liabilities and costs.”
Axon body worn cameras and fleet vehicle cameras are subject to regulations including 21-CFR-47 Part 15, Subpart C for Bluetooth and WiFi transmission, US-DOT/UN 38.3 for transportation of lithium batteries, and FCC KDB 447498 + IEEE 1528-2013 Specific Absorption Rate ("SAR") regulations. These regulations are also beginning to affect CEWs with signal performance power magazine ("SPPM") technology and future CEWs implementing wireless technology into the feature set.
Evidence.com is subject to government regulation of the Internet in many areas, including telecommunications, data protection, user privacy and online content.
U.S. Export Regulation
CEWs are considered a crime control product (ECCN: 0A985) by the U.S. government. Accordingly, the export of our devices is regulated under export administration regulations. As a result, we must obtain export licenses from the Department of Commerce for all shipments to foreign countries other than Canada. Most of our requests for export licenses have been granted, and the need to obtain these licenses has not caused a material delay in our shipments. Export regulations also prohibit the further shipment of our products from foreign markets in which we hold a valid export license to foreign markets in which we do not hold an export license for our products.
Export Administration Regulations ("EAR") established by the U.S. Department of Commerce restrict the export of technology used in our CEWs. These regulations apply to both the technology incorporated in our CEW systems and to the processes used to produce them. These restrictions apply to any individual that is not a U.S. Citizen, U.S. Permanent Resident, or “protected person” as defined in 8 U.S.C. 1324b(a)(3).
Foreign Regulation
Foreign regulations, which may affect our devices, and sale thereof, are numerous and often unclear. We prefer to work with a distributor who is familiar with the applicable import regulations in each of our foreign markets. Experience with foreign distributors in the past indicates that restrictions may prohibit certain sales of our products in a number of countries. However, the majority of countries permit TASER devices to be sold and used by law enforcement. We maintain strong communication channels with our distributors to ensure that we are aware of ongoing regulation of our products and of those countries where TASER CEW devices are prohibited or restricted.
Contracts
Our business is affected by numerous laws and regulations, including those related to the award, administration and performance of contracts. Governmental agencies generally have the ability to terminate our contracts, in whole or in part, for reasons including, but not limited to, non-appropriation of funds. We monitor our policies and procedures with respect to our contracts on a regular basis to enhance consistent application under similar terms and conditions, as well as compliance with all applicable laws and regulations. We provide limited manufacturer's warranties on our CEWs and Axon devices.  Further information about our warranties is included in Note 1 of the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Intellectual Property
We protect our intellectual property with U.S. and foreign patents and trademarks. Our patents and pending patent applications relate to technology used by us in connection with our products. We also rely on international treaties, organizations and foreign laws to protect our intellectual property. As of December 31, 2017, we hold 137 U.S. patents, 63 U.S. registered trademarks, 98 foreign patents, and 278 foreign registered trademarks, and also have numerous patents and trademarks pending. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as the commercial significance of our operations and our competitors’ operations in particular countries and regions, our strategic technology or product directions in different countries, and the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions. Axon has the exclusive rights to many Internet domain names, primarily including “TASER.com”, “Axon.com”, “Axon.net”, “Evidence.com” and “Axon.io.”
Confidentiality agreements are used with employees, consultants and key suppliers to help ensure the confidentiality of our trade secrets.
Research and Development
Our R&D initiatives focus on next generation technology. We continue to develop new technologies to enhance existing products and services, and to expand the range of our offerings through R&D, licensing of intellectual property and acquisition of third-party businesses and technology. Our investment in internally funded research and development totaled $55.4 million, $30.6 million and $23.6 million in 2017, 2016, and 2015, respectively.
Within the Software and Sensors segment, the Company's team of application developers conduct R&D initiatives for cloud applications, wearable and mobile technologies in law enforcement, focused specifically on new revenue opportunities that align with our Software and Sensors product and services solutions.
Within the TASER Weapons segment, current R&D initiatives include bio-medical research and electrical, mechanical and software engineering. We expect that future CEW development projects will focus on extending the range, reducing the size, improving the functionality and developing new delivery options for our products.
Our return on investment is intended to be realized over the long-term, although new systems and technologies often can have a more immediate impact on our business.
Employees
As of December 31, 2017, we had 949 full-time employees and 146 temporary employees. The breakdown of our full-time employees by department was as follows: 354 direct manufacturing employees, 600 administrative and manufacturing support employees and 141 employees within sales, marketing, communications and training. Of the 146 temporary employees, more than 91% worked in direct manufacturing roles. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.
Available Information
We were incorporated in Arizona in September 1993 as ICER Corporation. We changed our name to AIR TASER, Inc. in December 1993 and to Axon Enterprise, Incorporated in April 1998. In January 2001, we reincorporated in Delaware as TASER International, Inc., and in April 2017, changed our name to Axon Enterprise, Inc.
Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website at http://www.axon.com as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The information on our website, including information about our trademarks, is not incorporated by reference into or otherwise a part of this report. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. Risk Factors
Because of the following factors, as well as other variables affecting our operating results, our past financial performance may not be a reliable indicator of our future performance and historical trends should not be used to anticipate our results or trends in future periods. You should carefully consider the trends, risks and uncertainties described below and other information in this Form 10-K and subsequent reports filed with or furnished to the Securities and Exchange Commission (the “SEC”) before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.
We are materially dependent on acceptance of our products by law enforcement markets, both domestic and international. If law enforcement agencies do not continue to purchase and use our products, our revenues will be adversely affected.
At any point, due to external factors and opinions. whether or not not related to product performance, law enforcement agencies may elect to no longer purchase our CEWs or other products
We substantially depend on sales of our TASER X26P and X2 CEWs, and if these products do not continue to be widely accepted, our growth prospects will be diminished.
In the years ended December 31, 2017, 2016 and 2015, we derived our revenues predominantly from sales of TASER CEW brand devices and related cartridges, and expect to depend on sales of these products for a predominant portion of our revenue fo the foreseeable future. We are seeing a large number of customers upgrade their devices to the X2 or the new X26P device. This is a trend we expect to continue. A decrease in the selling prices of, or demand for these products, or their failure to maintain broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.
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
The development of CEWs, devices, sensors and software is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Our increasing focus on our SaaS platform also presents new and complex development issues. Significant delays in new product or service releases or significant problems in creating new products or services could adversely affect our business, financial results and competitive position.
We face risks associated with rapid technological change and new competing products.
The technology associated with law enforcement devices is receiving significant attention and is rapidly evolving. While we have some patent protection in certain key areas of our CEW, Axon Device and SaaS technology, it is possible that new technology may result in competing products that operate outside our patents and could present significant competition for our products, which could adversely affect our business, financial results and competitive position.

Defects in our products could reduce demand for our products and result in a loss of sales, delay in market acceptance and damage to our reputation.
Complex components and assemblies used in our products may contain undetected defects that are subsequently discovered at any point in the life of the product. Defects in our products could result in a loss of sales, delay in market acceptance and damage to our reputation and increased warranty costs, which could adversely affect our business, financial results and competitive position.
If our security measures are breached and unauthorized access is obtained to customers’ data or our data, our network, data centers and service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.
Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of information or the total deletion of all stored customer data, litigation and possible liability. We devote significant resources to engineer secure products and ensure security vulnerabilities are mitigated, and we require out third-party service providers to do so as well. Despite these efforts, security measures may be breached as a result of third-party action, employee error, and malfeasance or otherwise. Breaches could occur during transfer of data to data centers or at any time, and result in unauthorized access to our data or our customers’ data. Third-parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data or our customers’ data. Additionally, hackers may develop and deploy viruses, worms, and other malicious software programs that attack or gain access to our networks and data centers. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Moreover, our security measures and/or those of our third party service providers and/or customers may not detect such security breaches if they occur. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, lead to legal liability, negatively impact our future sales and significantly harm our growth prospects, operating results and financial condition.
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
Most of our end-user customers are government agencies. These agencies often do not set their own budgets and therefore, have limited control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. As a result, even if an agency wants to acquire our products, it may be unable to purchase them due to budgetary or political constraints, particularly in challenging economic environments. There can be no assurance that the economic and budgeting issues will not worsen and adversely impact sales of our products. Some government agency orders may also be canceled or substantially delayed due to budgetary, political or other scheduling delays, which frequently occur in connection with the acquisition of products by such agencies, and such cancellations may accelerate or be more severe than we have experienced historically.
We expend significant resources in anticipation of a sale due to our lengthy sales cycle and may receive no revenue in return.
Generally, law enforcement and corrections agencies consider a wide range of issues before committing to purchase our products, including product benefits, training costs, the cost to use our products in addition to, or in place of, other products, budget constraints and product reliability, safety and efficacy. The length of our sales cycle may range from a few weeks to as long as several years. Adverse publicity surrounding our products or the safety of such products has in the past, and could in the future, lengthen our sales cycle with customers. In the past, we believe that the Company’s sales were adversely impacted by negative publicity surrounding our products or the use of our products. See, for example, “Litigation - Product Litigation” in Note 9 of our consolidated financial statements included in Part II, Item 8 of this report. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our products by potential customers before they place an order. If these potential customers do not purchase our products, we will have expended significant resources and received no revenue in return.

Due to municipal government funding rules, certain of our contracts are subject to appropriation, termination for convenience, or similar cancellation clauses, which could allow our customers to cancel or not exercise options to renew contracts in the future.
Although Axon has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be completed, if agencies do not appropriate money in future year budgets, terminate contracts for convenience or if other cancellation clauses are invoked, revenue associated with these bookings will not ultimately be recognized, and could result in a reduction to bookings.
An increasing percentage of our revenue is derived from subscription billing arrangements which may result in delayed cash collections and may increase customer credit risk on receivables
A growing portion of our sales are derived from subscription billing arrangements and on an open credit basis. While we perform ongoing credit evaluations of our customers' financial condition, if we become aware of information related to the creditworthiness of a major customer, or if future actual default rates on receivables in general differ from those currently anticipated, we may have to adjust our allowance for doubtful accounts, which could adversely affect our business, financial condition or operating results.
Changes in civil forfeiture laws may affect our customers’ ability to purchase our products
Some of our customers use funds seized through civil forfeiture proceedings to fund the purchase of our products.  Changes in state legislatures could impact our customers’ ability to seize funds or use seized funds to fund purchases. Changes in civil forfeiture statutes or regulations are outside of our control and could limit the amount of funds available to our customers, which could adversely affect the sale of our products.
SaaS revenue for Evidence.com is recognized over the terms of the contracts, which may be several years, and, as such, trends in new business may not be immediately reflected in our operating results.
Our SaaS service revenue is generally recognized ratably over the terms of the contracts, which generally range from one to five years. As a result, most of the SaaS revenue we report each quarter is the result of agreements entered into during previous quarters. Consequently, current positive or negative trends in this portion of our business may not be fully reflected in our revenue results for several periods.
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
Our CEW products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. Our CEW products may be associated with these injuries. A person, or the family members of a person, injured in a confrontation or otherwise in connection with the use of our products, may bring legal action against us to recover damages on the basis of theories including wrongful death, personal injury, negligent design, defective product or inadequate warning. We are currently subject to a number of such lawsuits and we have been subject to significant adverse judgments and settlements. We may also be subject to lawsuits involving allegations of misuse of our products. If successful, wrongful death, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition and could result in negative publicity about our products. Although we carry product liability insurance, we do incur significant legal expenses within our self-insured retention in defending these lawsuits and significant litigation could also result in a diversion of management’s attention and resources, negative publicity and a potential award of monetary damages in excess of our insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that our existing or any future litigation will not have a material adverse effect on our business, financial condition or operating results.

Other litigation may subject us to significant litigation costs and judgments and divert management attention from our business.
We have been or could in the future be involved in numerous other litigation matters relating to our products, contracts and business relationships, including litigation against persons whom we believe have infringed on our intellectual property, infringement litigation filed against the Company, litigation against a competitor and litigation filed by a former distributor against the Company. Such matters have resulted, and are expected to continue to result in, substantial costs to us, including in the form of attorney’s fees and costs, damages, fines or other penalties, whether pursuant to a judgment or settlement, and diversion of our management’s attention, which could adversely affect our business, financial condition or operating results. There is also a risk of adverse judgments, as the outcome of litigation is inherently uncertain.
If we are unable to protect our intellectual property, we may lose our competitive advantage or incur substantial litigation costs to protect our rights. We may be subject to intellectual property infringement claims, which could cause us to incur litigation costs and divert management attention from our business.
Our future success depends upon our proprietary technology. Our protective measures, including patents, trademarks, copyrights, trade secret protection, and Internet identity registrations, may prove inadequate to protect our proprietary rights and market advantage. The right to stop others from misusing our trademarks and service marks in commerce depends, to some extent, on our ability to show evidence of enforcement of our rights against such misuse in commerce. Our efforts to stop improper use, if insufficient, may lead to loss of trademark and service mark rights, brand loyalty and notoriety among our customers and prospective customers. The scope of any patent to which we have or may obtain rights may not prevent others from developing and selling competing products. The validity and breadth of claims covered in technology patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, lengthy and expensive. In addition, our patents may be held invalid upon challenge, or others may claim rights in or ownership of our patents. Moreover, we are subject to litigation with parties that claim, among other matters, that we infringed their patents or other intellectual property rights. The defense and prosecution of patent and other intellectual property claims are both costly and time consuming, divert our management’s attention from our business and could result in a material adverse effect on our business, and financial position and operating results.
If our products were found to infringe a third-party’s proprietary rights, we could be forced to enter into costly royalty or licensing agreements in order to be able to sell our products or discontinue use of the protected technology. Such royalty and licensing agreements may not be available on terms acceptable to us or at all. We could also be required to pay substantial  damages, fines or other penalties, indemnify customers or distributors, cease the manufacture, use, or sale of infringing  products or processes, and/or expend significant resources to develop or acquire non-infringing technologies. There is no guarantee that our use of conventional technology searching and brand clearance searching will identify all potential rights holders. Rights holders may demand payment for past infringements and/or force us to accept costly license terms or discontinue use of protected technology and/or works of authorship that may include, for example, photos, videos, and software. Our current research and development focus on developing software-based products increases this risk.
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
State and local regulation: Our CEW devices are controlled, restricted or their use prohibited by a number of state and local governments. Our CEW devices are banned from private citizen purchase or use by statute in five states: Hawaii, Massachusetts, New York, and Rhode Island, as well as in the District of Columbia. Some cities and municipalities also prohibit private citizen possession or use of our CEW products. Other jurisdictions may ban or restrict the sale of our CEW products and our product sales may be significantly affected by additional state, county and city governmental regulation.
Foreign regulation: Certain foreign jurisdictions prohibit, restrict, or require a permit for the importation, sale, possession or use of CEWs, including in some countries by law enforcement agencies, limiting our international sales opportunities.
Our CEW products are also subject to regulation by testing, safety and other standard organizations (e.g. ANSI, IEC, NIST).
Our international operations expose us to additional risks that could harm our business, operating results, and financial condition.
Our international operations are significant, and we plan to continue to grow internationally by acquiring existing entities or setting up new legal entities in new markets. In certain international markets, we have limited operating experience and may not benefit from any first-to-market advantages or otherwise succeed. In addition to risks described elsewhere in this section, our international operations expose us to other risks, including the following:

•	Restrictions on foreign ownership and investments, and stringent foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.

•
Import and export requirements, tariffs, trade disputes and barriers, and customs classifications that may prevent us from offering products or providing services to a particular market or obtaining necessary parts and components to manufacture products, which may lead to decreased sales and may increase our operating costs.

•	Longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud.

•	Uncertainty regarding liability for products and services, including uncertainty as a result of local laws and lack of legal precedent.

•
Different employee/employer relationships, existence of workers' councils and labor unions, and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain jurisdictions.

Additionally, changes in international local political, economic, regulatory, tax, social, and labor conditions may adversely harm our business and compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, internal control and disclosure rules, privacy and data protection requirements, anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international growth efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.
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
We continue to invest in the growth of the Software and Sensors segment, and this expected growth may result in a higher percentage of total revenues being comprised of Software and Sensors products and services. Gross margin as a percentage of net sales for the Software and Sensors segment is currently lower than that of the TASER Weapons segment, and may continue to be lower in the future.
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
We may consider additional acquisitions or joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, or that we experience difficulty in the integration or coordination of new employees, business systems, and technology, or there is a diversion of management’s attention from our other businesses. These events could harm our operating results, financial condition or cash flows.

If our goodwill or indefinite-lived assets become impaired, we may be required to record a significant charge to earnings.
We test goodwill for impairment at least annually. If such goodwill or indefinite-lived intangible assets are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. We review our indefinite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Events which might indicate impairment include, but are not limited to, declines in stock price market capitalization or cash flows, adverse cost factors, deteriorating financial performance, strategic decisions made in response to economic, market and competitive conditions, the impact of the economic environment on us and our customer base, and/or relevant events such as changes in management, key personnel, litigation or customers.
We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, which would negatively affect our results of operations.
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
Our tax provision could also be impacted by changes in federal, state or international tax laws including fundamental tax law changes applicable to corporate multinationals.
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

The enactment of tax reform legislation, including legislation implementing changes in taxation of international business activities, could materially impact our financial position and results of operations.
Legislation or other changes in the tax laws could increase our liability and adversely affect our after-tax profitability. For example, the Tax Cuts and Jobs Act was enacted in the United States on December 22, 2017. The Tax Cuts and Jobs Act could have a significant impact on our effective tax rate, cash tax expenses and net deferred tax assets. The Tax Cuts and Jobs Act reduces the U.S. corporate statutory tax rate, eliminates or limits deduction of several expenses which were previously deductible, imposes a mandatory deemed repatriation tax on undistributed historic earnings of foreign subsidiaries, requires a minimum tax on earnings generated by foreign subsidiaries and permits a tax-free repatriation of foreign earnings through a dividends received deduction. We are evaluating the overall impact of the Tax Cuts and Jobs Act on our effective tax rate and balance sheet, but expect that the impact may be significant for fiscal year 2018 and future periods.
We maintain most of our cash balances, some of which are not insured, at four depository institutions.
We maintain the majority of its cash and cash equivalents accounts at four depository institutions. As of December 31, 2017, the aggregate balances in such accounts were $53.4 million. The Company’s balances with these institutions regularly exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for domestic deposits and various deposit insurance programs covering our deposits in the Netherlands, the United Kingdom, Australia and Germany.
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
Our success depends upon the continued service of our key management personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified technical personnel. Although we have employment agreements with certain of our officers and other members of our execute management team, the employment of such persons is “at-will” and either we or the employee can terminate the employment relationship at any time, subject to the applicable terms of the employment agreements. The competition for our key employees is intense. The loss of the service of one or more of our key personnel could adversely impact our business, prospects, financial condition and operating results.
We are highly dependent on the services of Patrick W. Smith, our Chief Executive Officer.
We are highly dependent on the services of Patrick W. Smith, our founder and Chief Executive Officer. Our future success depends upon our ability to retain executive officers, specifically Mr. Smith, and any failure to do so could adversely impact our business, prospects, financial condition and operating results.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.
Although we have concluded that our consolidated financial statements as of December 31, 2017, present fairly, in all material respects, the results of operations, financial position, and cash flows of our company and its subsidiaries in conformity with generally accepted accounting principles, we have identified a material weakness in internal control over financial reporting related to the monitoring controls of the Company's subsidiary, Axon Public Safety U.K. Ltd. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See Item 9A, "Controls and Procedures."
We have initiated remedial measures, but if our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, it could adversely impact our business and our stock price.

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
Our revenues and operating results have varied significantly in the past and may vary significantly in the future due to various factors, including, but not limited to:

•	budgetary cycles of municipal, state and federal law enforcement and corrections agencies;

•	market acceptance of our products and services;

•	the timing of large domestic and international orders;

•	the outcome of any existing or future litigation;

•	adverse publicity surrounding our products, the safety of our products, or the use of our products;

•	changes in our sales mix;

•	new product introduction costs;

•	increased raw material expenses;

•	changes in our operating expenses;

•	changes in foreign currency exchange rates and

•	regulatory changes that may affect the marketability of our products.
As a result of these and other factors, we believe that period-to-period comparisons of our operating results may not be meaningful in the short term, and our performance in a particular period may not be indicative of our performance in any future period.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters and manufacturing facilities are based in a 100,000 square foot facility in Scottsdale, Arizona, which we own. We also lease premises in Scottsdale, Arizona; Seattle, Washington; Topsfield, Massachusetts; Amsterdam, Netherlands; Daventry, England; London, England; Frankfurt, Germany; Brisbane, Australia; Sydney, Australia, Ho Chi Minh City, Vietnam and Tampere, Finland. We believe our existing facilities are well maintained and in good operating condition. We also believe we have adequate manufacturing capacity for our existing product lines. To the extent that we introduce new products in the future, we will likely need to acquire additional facilities to locate the associated production lines. However, we believe we can acquire or lease such facilities on reasonable terms. The Company continues to make investments in capital equipment as needed to meet anticipated demand for its products.
Item 3. Legal Proceedings
See discussion of litigation in Note 9 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which discussion is incorporated by reference herein.
Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is quoted under the symbol “AAXN” on The NASDAQ Global Select Market. The following tables set forth the high and low sales prices per share for our common stock as reported by NASDAQ for each quarter of the last two fiscal years.

	High	Low
Year Ended December 31, 2017:
First quarter	$27.56	$22.05
Second quarter	28.17	21.18
Third quarter	26.31	21.25
Fourth quarter	27.09	20.57

	High	Low
Year Ended December 31, 2016:
First quarter	$20.69	$13.56
Second quarter	24.94	17.18
Third quarter	30.15	24.46
Fourth quarter	28.49	21.50
Holders
As of December 31, 2017, there were 255 holders of record of our common stock.
Dividends
To date, the Company has not declared or paid cash dividends on its common stock. The Company does not intend to pay cash dividends in the foreseeable future, and its revolving line of credit prohibits the payment of cash dividends.
Issuer Purchases of Equity Securities
In February 2016, the Company's Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. The stock repurchase program does not have a stated expiration date. During the year ended December 31, 2017, no common shares were purchased under the program. As of December 31, 2017 and 2016, $16.3 million remains available under the plan for future purchases. During 2016, the Company suspended its 10b-5 plan, and any future purchases would be discretionary.

Stock Performance Graph
The following stock performance graph compares the performance of our common stock to the NASDAQ Composite Index and the Russell 3000 Index. The graph covers the period from December 31, 2012 to December 31, 2017. The graph assumes that the value of the investment in our stock and in each index was $100 at December 31, 2012, and that all dividends were reinvested. We do not pay dividends on our common stock.

	2012	2013	2014	2015	2016	2017
Axon Enterprise, Inc.	$100.00	$177.63	$296.20	$193.40	$271.14	$296.42
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
Russell 3000	100.00	133.55	150.32	151.04	170.28	206.26

Item 6.    Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statement of operations data for the years ended December 31, 2017, 2016 and 2015, and the balance sheet data as of December 31, 2017 and 2016, have been derived from, and should be read in conjunction with, our audited consolidated financial statements and the notes thereto included herein. The statement of operations data for the years ended December 31, 2014 and 2013, and the balance sheet data as of December 31, 2015, 2014 and 2013, is derived from our historical audited consolidated financial statements and the notes thereto which are not included in this Annual Report on Form 10-K. Dollars are in thousands, except per share amounts.

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Statements of Operations Data:
Net sales from products	$285,859	$238,573	$185,230	$160,313	$136,123
Net sales from services	57,939	29,672	12,662	4,212	1,708
Net sales	343,798	268,245	197,892	164,525	137,831
Cost of product sales	117,997	91,536	65,022	60,913	50,099
Cost of service sales	18,713	6,173	4,223	2,064	1,889
Cost of sales	136,710	97,709	69,245	62,977	51,988
Gross margin	207,088	170,536	128,647	101,548	85,843
Sales, general and administrative expenses	138,692	108,076	69,698	54,158	46,557
Research and development expenses	55,373	30,609	23,614	14,885	9,888
Litigation judgments	—	—	—	—	1,450
Income from operations	13,023	31,851	35,335	32,505	27,948
Interest and other (expense) income, net	2,738	(354)	26	(194)	86
Income before provision for income taxes	15,761	31,497	35,361	32,311	28,034
Provision for income taxes	10,554	14,200	15,428	12,393	9,790
Net income	$5,207	$17,297	$19,933	$19,918	$18,244
Net income per common and common equivalent shares:
Basic	$0.10	$0.33	$0.37	$0.38	$0.35
Diluted	$0.10	$0.32	$0.36	$0.37	$0.34
Weighted average number of common and common equivalent shares outstanding:
Basic	52,726	52,667	53,548	52,948	51,880
Diluted	53,898	53,536	54,638	54,500	54,152

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Working capital	$97,242	$99,192	$123,269	$102,669	$67,237
Total assets	338,112	278,163	229,881	185,368	148,382
Total current liabilities	107,950	78,039	38,140	31,973	23,129
Total long-term debt and capital leases, net of current portion	41	118	81	29	67
Total stockholders’ equity	167,444	150,888	157,004	129,106	108,347

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
Overview and Strategy
Axon Enterprise, Inc.’s (the “Company” or “Axon” or “we” or “our”) core mission is to protect life through innovative technologies that make communities safer. We are the market leader in the development, manufacture and sale of conducted electrical weapons (“CEWs”) designed for use by law enforcement, corrections, military forces, private security personnel and by private individuals for personal defense. We are also the market leader in developing, manufacturing and selling connected wearable on-officer cameras as well as developing and selling cloud-based digital evidence management software. We have established a robust network that connects devices, apps and people primarily in the law enforcement vertical. We aim to have every public safety officer in the world carry a TASER, deploy an Axon camera and be connected to the Axon network.
The three foundations for our growth strategy are:

•
Devices - Our TASER CEWs are one of the few weapons that can incapacitate a person while drastically limiting the risk for death and/or serious injury. Over the past two decades, the TASER CEW has become one of the most frequently used weapons in the North American law enforcement market, with use-of-force injuries and deaths dropping dramatically as a result. Outside of weapons, we produce devices that primarily fall within three categories: On-officer cameras that capture critical digital evidence aimed at protecting truth, a range of related accessory hardware devices and an in-car camera variant called Axon Fleet. We believe our CEWs and Axon cameras should be standard-issue equipment for all patrol officers domestically and internationally. We have created and are continuing to create service plans and product bundles to ensure agencies have the latest devices and technology at predictable annual costs.

•
Apps - Axon's Evidence.com platform is designed to help agencies securely store, manage and share all digital evidence. Our software platform features continuous improvement with regular software updates that enable our customers to always have access to the latest technology. Recent new features include secure sharing, audit trails, integration of other data sources, and transcription and redaction services. These feature sets are designed to provide our customers with valuable tools to police more efficiently and effectively while enabling greater transparency with the communities they serve. More and more police agencies trust Axon to host their video evidence data, which is captured via our devices, apps and software, and stored in our secure cloud and accessed via the Axon network.

•
People - Our TASER weapons and Axon software and sensors platforms have allowed us to build relationships with more than 20,000 public safety agencies worldwide. Axon is bringing modern information technology capabilities to every law enforcement officer. Some of our customers report that police officers are spending over 60% of their time on paperwork-related tasks, rather than on value-added public safety work. We see a large opportunity to leverage our connected platform to enable a broad suite of mobile, wearable, and data management capabilities. Axon is also improving workflows throughout the public safety chain, from the incident on the scene to the court room. With our software, police officers can share evidence with prosecutors during discovery while maintaining a secure and encrypted chain of custody. Axon's cohesive ecosystem is delivering increased value to all public safety stakeholders, including state and municipal police agencies, police chiefs and other leadership, patrol officers, state patrols and officers, agency detectives, public prosecutors, district attorneys, and others in the public safety and judicial communities, as well as the public communities they serve.
Results of Operations
The following table presents data from our statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Year Ended December 31,
	2017		2016		2015
Net sales from products	$285,859	83.1%	$238,573	88.9%	$185,230	93.6%
Net sales from services	57,939	16.9	29,672	11.1	12,662	6.4
Net sales	343,798	100.0	268,245	100.0	197,892	100.0
Cost of product sales	117,997	34.3	91,536	34.1	65,022	32.9
Cost of service sales	18,713	5.4	6,173	2.3	4,223	2.1
Cost of sales	136,710	39.8	97,709	36.4	69,245	35.0
Gross margin	207,088	60.2	170,536	63.6	128,647	65.0
Operating expenses:
Sales, general and administrative	138,692	40.3	108,076	40.3	69,698	35.2
Research and development	55,373	16.1	30,609	11.4	23,614	11.9
Total operating expenses	194,065	56.4	138,685	51.7	93,312	47.2
Income from operations	13,023	3.8	31,851	11.9	35,335	17.9
Interest and other income (expense), net	2,738	0.8	(354)	(0.1)	26	—
Income before provision for income taxes	15,761	4.6	31,497	11.7	35,361	17.9
Provision for income taxes	10,554	3.1	14,200	5.3	15,428	7.8
Net income	$5,207	1.5%	$17,297	6.4%	$19,933	10.1%
Net sales to the U.S. and other countries are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2017		2016		2015
United States	$282,810	82.3%	$218,757	81.6%	$161,803	81.8%
Other Countries	60,988	17.7	49,488	18.4	36,089	18.2
Total	$343,798	100.0%	$268,245	100.0%	$197,892	100.0%

The Company’s operations are comprised of two reportable segments: the sale of CEWs, accessories and other related products and services (the “TASER Weapons” segment); and the software and sensors business, focused on devices, wearables, applications, cloud and mobile products (the "Software and Sensors" segment). Within the Software and Sensors segment, the Company includes only revenues and costs attributable to that segment which include: costs of sales for both products and services, direct labor, selling expenses for the sales team, product manage R&D for products included, or to be included, within the Software and Sensors segment. All other costs are included in the TASER Weapons segment. The CODM does not review assets by segment as part of the financial information provided; therefore, no asset information is provided in the following tables.

Net Sales - For the Years Ended December 31, 2017 and 2016
Net sales by product line were as follows for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,				Dollar Change	Percent Change
	2017		2016
TASER Weapons segment:
TASER X26P	$64,426	18.7%	$72,490	27.0%	$(8,064)	(11.1)%
TASER X2	81,417	23.7	52,665	19.6	28,752	54.6
TASER Pulse and Bolt	4,340	1.3	3,580	1.3	760	21.2
Single cartridges	63,203	18.4	52,305	19.5	10,898	20.8
Extended warranties	12,426	3.6	9,880	3.7	2,546	25.8
Other	8,700	2.5	11,724	4.4	(3,024)	(25.8)
TASER Weapons segment	234,512	68.2	202,644	75.5	31,868	15.7
Software and Sensors segment:
Axon Body	15,184	4.4	12,911	4.8	2,273	17.6
Axon Flex	10,083	2.9	5,323	2.0	4,760	89.4
Axon Fleet	2,954	0.9	—	—	2,954	*
Axon Dock	9,736	2.8	7,422	2.8	2,314	31.2
Evidence.com	57,841	16.8	29,260	10.9	28,581	97.7
TASER CAM	3,358	1.0	4,888	1.8	(1,530)	(31.3)
Extended warranties	7,110	2.1	3,710	1.4	3,400	91.6
Other	3,020	0.9	2,087	0.8	933	44.7
Software and Sensors segment	109,286	31.8	65,601	24.5	43,685	66.6
Total net sales	$343,798	100.0%	$268,245	100.0%	$75,553	28.2%
* Not meaningful
Net unit sales for TASER Weapons and Software and Sensors segment were as follows:

	Year Ended December 31,
	2017	2016	Unit Change	Percent Change
TASER X26P	70,381	79,218	(8,837)	(11.2)%
TASER X2	76,106	47,700	28,406	59.6
TASER Pulse and Bolt	12,504	9,549	2,955	30.9
Cartridges	2,408,471	1,979,051	429,420	21.7
Axon Body	89,808	66,154	23,654	35.8
Axon Flex	26,025	14,173	11,852	83.6
Axon Fleet	3,795	—	3,795	*
Axon Dock	23,492	16,983	6,509	38.3
TASER CAM	6,432	9,566	(3,134)	(32.8)
*Not meaningful
Net sales were $343.8 million and $268.2 million for the years ended December 31, 2017 and 2016, respectively, an increase of $75.6 million or 28.2%. Net sales for the TASER Weapons segment were $234.5 million and $202.6 million for the years ended December 31, 2017 and 2016, respectively, an increase of $31.9 million or 15.7%. Net sales for the Software and Sensors segment were $109.3 million and $65.6 million for the years ended December 31, 2017 and 2016, respectively, an increase of $43.7 million or 66.6%. International sales were $61.0 million in 2017 compared to $49.5 million in 2016, an increase of 23.2%.
The increase in net sales for 2017 compared to 2016 in the TASER Weapons segment was primarily attributable to increased sales under the Officer Safety Plan ("OSP") and TASER 60 installment payment programs. During the first quarter of 2017, the

Home Office of the U.K. government approved the Company's Smart Weapons for sale which resulted in increased TASER X2 sales within the U.K. of $8.5 million for the year ended December 31, 2017 compared to no sales during 2016. Additionally, the Company increased cartridge sales by $10.9 million to $63.2 million during the year ended December 31, 2017 as compared to $52.3 million during the same period in 2016 which was primarily attributable to an increase in total weapons in the field.
Net sales for the Software and Sensors segment were $109.3 million and $65.6 million for the years ended December 31, 2017 and 2016, respectively, an increase of $43.7 million, or 66.6%. The overall increase in the Software and Sensors segment was driven by continued adoption of on-officer cameras and related technologies, including the Company's Evidence.com digital evidence management software suite. Combined net sales related to the Company's Axon Body, Axon Flex, and Axon Dock products increased approximately $9.3 million. The Company recorded net sales of $3.0 million related to Axon Fleet, the Company's newly introduced in-car camera system, with no amounts recorded during the same period in 2016. Evidence.com revenues for the twelve months ended December 31, 2017 increased $28.6 million to $57.8 million as compared to the same period in 2016. This increase was primarily driven by the continued increase in active users on the Company's Evidence.com platform.
To gain more immediate feedback regarding activity for Axon camera products and Evidence.com services, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales), including contractual optional periods we expect to be exercised, net of cancellations, placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Most bookings will be invoiced in subsequent periods. Due to municipal government funding rules, in some cases certain of the future period amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although the Company has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be fulfilled, if agencies do not exercise contractual options, do not appropriate funds in future year budgets, or do enact a cancellation clause, revenue associated with these bookings may not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to the Company's Software and Sensors segment, net of cancellations, were $291.2 million during 2017, compared to $254.1 million in 2016, an increase of 14.6%.
The chart below illustrates the Company's quarterly Software and Sensors bookings for each of the previous six fiscal quarters (in thousands):
Backlog - As of December 31, 2017 compared to December 31, 2016
Our backlog of $582.7 million as of December 31, 2017 has increased significantly from $384.2 million as of December 31, 2016. The increase in Weapons segment backlog is not expected to have a material impact on revenue or operating margins. Our significant increase in backlog, primarily in the Software and Sensors segment is indicative of expected revenue growth in this segment. Revenue growth in the Software and Sensors segment is expected to result in improved operating margins over time as additional revenue will cover a larger portion of our selling, general and administrative expenses, and research and development costs, while the Company does not expect any material changes in gross margins.

Net Sales - Three Months Ended December 31, 2017 Compared to September 30, 2017
Net sales by product line were as follows for the three months ended December 31, 2017 and September 30, 2017 (dollars in thousands):

	Three Months Ended December 31, 2017		Three Months Ended September 30, 2017		Dollar Change	Percent Change
TASER Weapons segment:
TASER X26P	$19,259	20.3%	$13,264	14.7%	$5,995	45.2%
TASER X2	23,662	25.0	22,717	25.2	945	4.2
TASER Pulse and Bolt	1,448	1.5	1,069	1.2	379	35.5
Single cartridges	14,198	15.0	17,474	19.4	(3,276)	(18.7)
Extended warranties	3,506	3.7	3,086	3.4	420	13.6
Other	2,336	2.5	1,806	2.0	530	29.3
TASER Weapons segment	64,409	68.0	59,416	65.8	4,993	8.4
Software and Sensors segment:
Axon Body	3,459	3.7	4,527	5.0	(1,068)	(23.6)
Axon Flex	2,194	2.3	2,563	2.8	(369)	(14.4)
Axon Fleet	1,661	1.8	1,113	1.2	548	49.2
Axon Dock	2,327	2.5	2,639	2.9	(312)	(11.8)
Evidence.com	17,143	18.1	16,200	17.9	943	5.8
TASER CAM	951	1.0	922	1.0	29	3.1
Extended warranties	2,128	2.2	1,945	2.2	183	9.4
Other	379	0.4	937	1.0	(558)	(59.6)
Software and Sensors segment	30,242	32.0	30,846	34.2	(604)	(2.0)
Total net sales	$94,651	100.0%	$90,262	100.0%	$4,389	4.9%
Net unit sales for TASER Weapons and Software and Sensors segment were as follows:

	Three Months Ended
	12/31/2017	9/30/2017	Unit Change	Percent Change
TASER X26P	23,350	13,472	9,878	73.3%
TASER X2	21,683	21,896	(213)	(1.0)
TASER Pulse and Bolt	3,641	2,944	697	23.7
Cartridges	590,126	643,077	(52,951)	(8.2)
Axon Body	13,944	28,669	(14,725)	(51.4)
Axon Flex	5,253	8,298	(3,045)	(36.7)
Axon Fleet	2,197	1,598	599	37.5
Axon Dock	3,908	6,440	(2,532)	(39.3)
TASER CAM	2,245	1,512	733	48.5
Net sales were $94.7 million and $90.3 million for the three months ended December 31, 2017 and September 30, 2017, respectively, an increase of $4.4 million or 4.9%. Net sales for the TASER Weapons segment were $64.4 million and $59.4 million for the three months ended December 31, 2017 and September 30, 2017, respectively, an increase of $5.0 million or 8.4%. Net sales for the Software and Sensors segment were $30.2 million and $30.8 million for the three months ended December 31, 2017 and September 30, 2017, respectively, a decrease of $0.6 million or 2.0%. International sales were $16.0 million in for the three months ended December 31, 2017 compared to $17.1 million for the three months ended September 30, 2017, a decrease of $1.1 million.
The increase in net sales in the TASER Weapons segment on a sequential basis was partially attributable to the expiration of annual budget appropriations resulting in higher purchases for the quarter ended December 31, 2017 as compared to the quarter ended September 30, 2017. Increased sales of TASER Weapons handles was partially offset by lower sequential cartridge sales, which was primarily attributable to timing. In the Software and Sensors segment, the Company experienced a decrease in net sales of $0.6 million. Axon hardware and device sales were lower due to timing of deployments, which were partially offset by increased service revenues which were attributable to more cumulative Axon devices in the field with extended warranty coverage and more cumulative active users on the Company's Evidence.com platform.
Net Sales - For the Years Ended December 31, 2016 and 2015
Net sales by product line were as follows for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,				Dollar Change	Percent Change
	2016		2015
TASER Weapons segment:
TASER X26P	$72,490	27.0%	$55,969	28.3%	$16,521	29.5%
TASER X2	52,665	19.6	42,746	21.6	9,919	23.2
TASER Pulse and Bolt	3,580	1.3	2,146	1.1	1,434	66.8
Single cartridges	52,305	19.5	41,674	21.1	10,631	25.5
Extended warranties	9,880	3.7	7,402	3.7	2,478	33.5
Other	11,724	4.4	12,438	6.3	(714)	(5.7)
TASER Weapons segment	202,644	75.5	162,375	82.1	40,269	24.8
Software and Sensors segment:
Axon Body	12,911	4.8	4,029	2.0	8,882	220.5
Axon Flex	5,323	2.0	6,880	3.5	(1,557)	(22.6)
Axon Dock	7,422	2.8	4,022	2.0	3,400	84.5
Evidence.com	29,260	10.9	11,765	5.9	17,495	148.7
TASER CAM	4,888	1.8	5,746	2.9	(858)	(14.9)
Extended warranties	3,710	1.4	1,794	0.9	1,916	106.8
Other	2,087	0.8	1,281	0.6	806	62.9
Software and Sensors segment	65,601	24.5	35,517	17.9	30,084	84.7
Total net sales	$268,245	100.0%	$197,892	100.0%	$70,353	35.6%
Net unit sales for TASER Weapons and Software and Sensors segment were as follows:

	Year Ended December 31,
	2016	2015	Unit Change	Percent Change
TASER X26P	79,218	62,383	16,835	27.0%
TASER X2	47,700	38,050	9,650	25.4
TASER Pulse and Bolt	9,549	8,121	1,428	17.6
Cartridges	1,979,051	1,694,450	284,601	16.8
Axon Body	66,154	17,522	48,632	277.5
Axon Flex	14,173	18,823	(4,650)	(24.7)
Axon Dock	16,983	6,979	10,004	143.3
TASER CAM	9,566	11,634	(2,068)	(17.8)
Net sales were $268.2 million and $197.9 million for the years ended December 31, 2016 and 2015, respectively, an increase of $70.4 million or 35.6%. Net sales for the TASER Weapons segment were $202.6 million and $162.4 million for the years ended December 31, 2016 and 2015, respectively, an increase of $40.3 million or 24.8%. Net sales for the Software and Sensors segment were $65.6 million and $35.5 million for the years ended December 31, 2016 and 2015, respectively, an increase of $30.1 million or 84.7%. International sales were $49.5 million in 2016 compared to $36.1 million in 2015, an increase of 37.1%.

The increase in net sales for 2016 compared to 2015 in the TASER Weapons segment was primarily driven by the Company's ability to increase the frequency of upgrades through trade-in programs along with increased demand for the Company's installment payment plans, OSP and TASER 60. These programs allow customers to pay for hardware and services over an extended contractual life, which is typically five years. In the Software and Sensors segment, the increase in net sales was driven by the continued adoption of the Axon on-officer cameras and Evidence.com application in the law enforcement markets, which was further impacted by a large deployment of Axon Body 2 cameras to a major international customer.
Cost of Product and Service Sales
Cost of product and service sales was as follows for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,				Year Ended December 31,
			Dollar Change	Percent Change			Dollar Change	Percent Change
	2017	2016			2016	2015
TASER Weapons segment:
Cost of product sales	$72,054	$61,930	$10,124	16.3%	$61,930	$48,821	$13,109	26.9%
Cost as % of sales	30.7	30.6			30.6	30.1
Software and Sensors segment:
Cost of product sales	45,943	29,606	16,337	55.2	29,606	16,201	13,405	82.7
Cost of service sales	18,713	6,173	12,540	203.1	6,173	4,223	1,950	46.2
Total cost of product and service sales	64,656	35,779	28,877	80.7	35,779	20,424	15,355	75.2
Cost as % of sales	59.2	54.5			54.5	57.5
Total cost of product and service sales	$136,710	$97,709	$39,001	39.9	$97,709	$69,245	$28,464	41.1
Cost as % of sales	39.8	36.4			36.4	35.0
Cost of product and service sales was $136.7 million and $97.7 million for the years ended December 31, 2017 and 2016, respectively, an increase of $39.0 million or 39.9%. As a percentage of net sales, cost of product and service sales increased to 39.8% in 2017 compared to 36.4% in 2016.
Within the TASER Weapons segment, cost of product sales increased $10.1 million, or 16.3%, to $72.1 million in 2017, compared to $61.9 million in 2016, and remained relatively consistent as a percentage of sales at 30.7% from 30.6%. The Company did not experience significant changes in variable manufacturing costs during the year ended December 31, 2017 as compared to 2016. The overall increase in cost of products sold was attributable to higher unit sales.
Within the Software and Sensors segment, cost of product and service sales was $64.7 million, an increase of $28.9 million, or 80.7%, from 2016. As a percentage of net sales, cost of product and service sales increased to 59.2% in 2017 from 54.5% in 2016. The increase in cost of product sales was primarily attributable to higher sales volumes, and the increase in cost of service sales was driven by increased cloud storage costs. The increase in total cost of sales as a percentage of total net sales was primarily attributable to non-recurring expenses related to the Company's data migration to a new cloud-storage provider.
Cost of product and service sales was $97.7 million and $69.2 million for the years ended December 31, 2016 and 2015, respectively, an increase of $28.5 million or 41.1%. As a percentage of net sales, cost of product and service sales increased to 36.4% in 2016 compared to 35.0% in 2015. Within the TASER Weapons segment, cost of product sales increased $13.1 million, or 26.9%, to $61.9 million in 2016, compared to $48.8 million in 2015, and remained relatively consistent as a percent of sales at 30.6% from 30.1%.
Within the Software and Sensors segment, cost of product and service sales was $35.8 million, an increase of $15.4 million, or 75.2% from 2015. As a percentage of net sales, cost of product and service sales decreased to 54.5% in 2016 from 57.5% in 2015. The increase in cost of product and service sales was driven by continued growth, increased data storage costs as more agencies utilized Evidence.com, as well as increased costs for our professional services team. The decrease in total costs as a percentage of sales was primarily driven by improvements in Evidence.com service margins.

Gross Margin
Gross margin was as follows for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,				Year Ended December 31,
			Dollar Change	Percent Change			Dollar Change	Percent Change
	2017	2016			2016	2015
TASER Weapons segment	$162,458	$140,714	$21,744	15.5%	$140,714	$113,554	$27,160	23.9%
Software and Sensors Segment	44,630	29,822	14,808	49.7	29,822	15,093	14,729	97.6
Total gross margin	$207,088	$170,536	$36,552	21.4	$170,536	$128,647	$41,889	32.6
Gross margin as % of net sales	60.2	63.6			63.6	65.0
Gross margin increased $36.6 million to $207.1 million for the year ended December 31, 2017 compared to $170.5 million for 2016. As a percentage of net sales, gross margin decreased to 60.2% for 2017 from 63.6% for 2016. As a percentage of net sales, gross margin for the TASER Weapons segment was relatively consistent at 69.3% and 69.4% for the year ended December 31, 2017 and 2016, respectively. Within the Software and Sensors segment gross margin as a percentage of net sales was 40.8% and 45.5% for the years ended 2017 and 2016, respectively. Within the Software and Sensors segment, hardware gross margin was 10.5% for the year ended December 31, 2017and 17.6% for the same period in 2016, while the service margins were 67.7% and 79.2% during those same periods, respectively. The decreased hardware margins were primarily attributable to higher discounting. In certain customer contracts, primarily within the Software and Sensors segment, the level of discounting resulted in a portion of the contractual consideration allocated to the delivered hardware to be recognized as revenue ratably over the Evidence.com subscription term. However, the full cost of the product is recognized when the hardware is delivered to the customer resulting in lower gross margins initially. The decrease in service margins was primarily attributable to non-recurring expenses related to the Company's data migration to a new cloud-storage provider.
Gross margin increased $41.9 million to $170.5 million for 2016 compared to $128.6 million for 2015. As a percentage of net sales, gross margin decreased to 63.6% for 2016 from 65.0% for 2015. The decrease in gross margin as a percentage of sales was due primarily to a change in product mix, as lower margin Axon hardware product sales became a greater percentage of the consolidated total. As a percentage of net sales, gross margin for the TASER Weapons segment was relatively consistent at 69.4% and 69.9% for 2016 and 2015, respectively, while the same measure for these years for the Software and Sensors segment were 45.5% and 42.5%, respectively. The improvement in Software and Sensors segment gross margin was primarily attributable to higher service margins due to increased users on the Evidence.com platform.
Sales, General and Administrative Expenses
Sales, general and administrative (“SG&A”) expenses were comprised of the following for 2017 and 2016 (dollars in thousands):

	Year Ended December 31,		Dollar Change	Percent Change
	2017	2016
Salaries, benefits and bonus	$58,450	$43,058	$15,392	35.7%
Stock-based compensation	9,047	5,707	3,340	58.5
Professional, consulting and lobbying	24,267	19,321	4,946	25.6
Sales and marketing	17,368	15,132	2,236	14.8
Travel and meals	10,637	8,970	1,667	18.6
Other	18,923	15,888	3,035	19.1
Total sales, general and administrative expenses	$138,692	$108,076	$30,616	28.3
Sales, general, and administrative as a percentage of net sales	40.3%	40.3%
Sales, general and administrative expenses were $138.7 million and $108.1 million for the years ended December 31, 2017 and 2016, respectively, an increase of $30.6 million, or 28.3%. As a percentage of total net sales, SG&A expenses were 40.3% for the years ended December 31, 2017 and 2016.

SG&A by type and by segment were as follows for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,				Dollar Change	Percent Change
	2017		2016
TASER Weapons segment:
Salaries, benefits and bonus	$32,009	23.1%	$24,534	22.7%	$7,475	30.5%
Stock-based compensation	6,115	4.4	3,339	3.1	2,776	83.1
Professional, consulting and lobbying	12,017	8.7	10,128	9.4	1,889	18.7
Sales and marketing	8,357	6.0	8,305	7.7	52	0.6
Travel and meals	4,867	3.5	4,277	4.0	590	13.8
Other	14,837	10.7	13,034	12.1	1,803	13.8
TASER Weapons segment	78,202	56.4	63,617	58.9	14,585	22.9
Software and Sensors segment:
Salaries, benefits and bonus	26,441	19.1	18,524	17.1	7,917	42.7
Stock-based compensation	2,932	2.1	2,368	2.2	564	23.8
Professional, consulting and lobbying	12,250	8.8	9,193	8.5	3,057	33.3
Sales and marketing	9,011	6.5	6,827	6.3	2,184	32.0
Travel and meals	5,770	4.2	4,693	4.3	1,077	22.9
Other	4,086	2.9	2,854	2.6	1,232	43.2
Software and Sensors segment	60,490	43.6	44,459	41.1	16,031	36.1
Total sales, general and administrative expenses	$138,692	100.0%	$108,076	100.0%	$30,616	28.3
Within the TASER Weapons segment, SG&A increased $14.6 million, or 22.9%, to $78.2 million from $63.6 million in 2016. This increase was primarily attributable to the Company's continued efforts to build the necessary infrastructure to facilitate future growth which was evidenced by higher salaries, benefits, bonus and stock-based compensation of $10.3 million for the year ended December 31, 2017 as compared to 2016. Increased professional, consulting and lobbying fees of $1.9 million were primarily related to accounting and finance consulting costs attributable to the Company's adoption of the new revenue recognition rules, international tax restructuring,and efforts towards remediation of internal control matters. The remaining other operating expenses were primarily attributable to the overall growth of operations during 2017.
Within the Software and Sensors segment, SG&A increased $16.0 million, or 36.1%, to $60.5 million in 2017 in comparison to the prior year. Salaries, benefits, bonus and stock-based compensation in the Software and Sensors segment increased $8.5 million as the Company continued to hire additional engineering, product management personnel, sales and marketing personnel and general support staff to further expand upon existing product offerings as well as the development of new products such as records management systems and computer aided dispatch systems. The increase in professional, consulting and lobbying expenses of $3.1 million was related to higher professional and consulting costs related to the implementation of a new revenue accounting software platform. Additionally, the Company incurred higher marketing consulting fees related to hosted events and conferences for customers as well as internal sales meetings. The increase in sales and marketing expense of $2.2 million relates to higher commissions on increased bookings, increased customer samples attributable to the Company delivering on-officer cameras, Signal Sidearm, among other technologies, to prospective customers for evaluation purposes, as well as increased spending on sponsorships for major city police chief associations and major county sheriffs' associations. The remaining other operating expenses are primarily attributable to the overall growth of operations during 2017.

Sales, general and administrative expenses were comprised of the following for 2016 and 2015 (dollars in thousands):

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
SG&A by type and by segment were as follows for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,				Dollar Change	Percent Change
	2016		2015
TASER Weapons segment:
Salaries, benefits and bonus	$24,534	22.7%	$16,767	24.1%	$7,767	46.3%
Stock-based compensation	3,339	3.1	3,187	4.6	152	4.8
Professional, consulting and lobbying	10,128	9.4	10,258	14.7	(130)	(1.3)
Sales and marketing	8,305	7.7	5,411	7.8	2,894	53.5
Travel and meals	4,277	4.0	3,089	4.4	1,188	38.5
Other	13,034	12.1	8,928	12.8	4,106	46.0
TASER Weapons segment	63,617	58.9	47,640	68.4	15,977	33.5
Software and Sensors segment:
Salaries, benefits and bonus	18,524	17.1	8,265	11.9	10,259	124.1
Stock-based compensation	2,368	2.2	1,112	1.6	1,256	112.9
Professional, consulting and lobbying	9,193	8.5	2,907	4.2	6,286	216.2
Sales and marketing	6,827	6.3	5,365	7.7	1,462	27.3
Travel and meals	4,693	4.3	2,560	3.7	2,133	83.3
Other	2,854	2.6	1,849	2.7	1,005	54.4
Software and Sensors segment	44,459	41.1	22,058	31.6	22,401	101.6
Total sales, general and administrative expenses	$108,076	100.0%	$69,698	100.0%	$38,378	55.1
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
Within the Software and Sensors segment, SG&A increased $22.4 million, or 101.6%, to $44.5 million in 2016 in comparison to the prior year. Salaries, benefits, bonus and stock-based compensation in the Software and Sensors segment increased $11.5 million as the Company continued to hire additional engineering, product management personnel, sales and marketing personnel and general support staff to further expand upon existing product offerings as well as the development of new apps and cloud technologies. The increase in travel and meals was primarily attributable to the growth in the direct sales teams both domestically and internationally. Of the increase in professional, consulting and lobbying, $4.1 million represented primarily increased lobbying fees aimed at securing long-term body-worn camera and service contracts, $0.8 million of increased legal costs primarily attributable to the ongoing Digital Ally lawsuit, and $0.6 million related to increased patent and trademark costs. The increase in sales and marketing of $1.5 million was primarily attributable to higher commissions of $2.4 million partially offset by a decrease of $0.9 million in marketing related costs partially due to lower spending at the 2016 International Association of Chiefs of Police conference as compared to 2015.
Research and Development Expenses
Research and development ("R&D") expenses were comprised of the following for 2017 and 2016 (dollars in thousands):

	Year Ended December 31,		Dollar Change	Percent Change
	2017	2016
Salaries, benefits and bonus	$33,682	$17,205	$16,477	95.8%
Stock-based compensation	6,055	3,320	2,735	82.4
Professional and consulting	4,351	3,212	1,139	35.5
Travel and meals	1,674	969	705	72.8
Other	9,611	5,903	3,708	62.8
Total research and development expenses	$55,373	$30,609	$24,764	80.9
Research and development as a percentage of net sales	16.1%	11.4%
R&D expenses were $55.4 million and $30.6 million for the years ended December 31, 2017 and 2016, respectively, an increase of $24.8 million, or 80.9%. As a percentage of net sales, R&D increased to 16.1% in 2017 in compared to 11.4% in 2016.
R&D by type and by segment were as follows for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,				Dollar Change	Percent Change
	2017		2016
TASER Weapons segment:
Salaries, benefits and bonus	$4,243	7.7%	$2,301	7.5%	$1,942	84.4%
Stock-based compensation	517	0.9	639	2.1	(122)	(19.1)
Professional and consulting	1,098	2.0	1,167	3.8	(69)	(5.9)
Travel and meals	388	0.7	345	1.1	43	12.5
Other	2,131	3.8	1,435	4.7	696	48.5
TASER Weapons segment	8,377	15.1	5,887	19.2	2,490	42.3
Software and Sensors segment:
Salaries, benefits and bonus	29,439	53.2	14,904	48.7	14,535	97.5
Stock-based compensation	5,538	10.0	2,681	8.8	2,857	106.6
Professional and consulting	3,253	5.9	2,045	6.7	1,208	59.1
Travel and meals	1,286	2.3	624	2.0	662	106.1
Other	7,480	13.5	4,468	14.6	3,012	67.4
Software and Sensors segment	46,996	84.9	24,722	80.8	22,274	90.1
Total research and development expenses	$55,373	100.0%	$30,609	100.0%	$24,764	80.9
Within the TASER Weapons segment, R&D expenses increased $2.5 million, or 42.3%, to $8.4 million in 2017. Salaries, benefits, bonus and stock-based compensation in the TASER Weapons increased $1.8 million in 2017 compared to 2016. The increase for 2017 compared to 2016 is primarily driven by additional headcount as the Company continued to invest in the development of new CEW related technologies.
Within the Software and Sensors segment, R&D expenses increased $22.3 million, or 90.1%, to $47.0 million in 2017 from the prior year. The Company's Software and Sensors segment was responsible for approximately 85% of the overall expenses in

R&D. Of the $22.3 million increase in R&D for the Software and Sensors segment, $17.4 million related to salaries, benefits, bonus, and stock-based compensation. The Company remains focused on growing the Software and Sensors segment as it adds headcount and additional resources to develop new products and services, including records management systems and computer aided dispatch systems, to further advance its scalable cloud-connected device platform. The increase in professional and consulting expense of $1.2 million was primarily attributable to increased technical consulting fees related to the development and release of Signal Sidearm. Included in other R&D expenses for the Software and Services segment was $1.9 million of amortization of intangible assets related to acquired developed technology that was yet to be put into service. Additionally, during 2017, the Company abandoned certain developed technology acquired in a business combination resulting in an impairment charge of $1.0 million which was included in other R&D expenses.
Research and development expenses were comprised of the following for 2016 and 2015 (dollars in thousands):

	Year Ended December 31,		Dollar Change	Percent Change
	2016	2015
Salaries, benefits and bonus	$17,205	$13,013	$4,192	32.2%
Stock-based compensation	3,320	2,576	744	28.9
Professional and consulting	3,212	3,835	(623)	(16.2)
Travel and meals	969	1,034	(65)	(6.3)
Other	5,903	3,156	2,747	87.0
Total research and development expenses	$30,609	$23,614	$6,995	29.6
Research and development as a percentage of net sales	11.4%	11.9%
Research and development expenses were $30.6 million and $23.6 million for the years ended December 31, 2016 and 2015, respectively, an increase of $7.0 million, or 29.6%. As a percentage of net sales, R&D decreased to 11.4% in 2016 as compared to 11.9% in 2015.
R&D by type and by segment were as follows for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,				Dollar Change	Percent Change
	2016		2015
TASER Weapons segment:
Salaries, benefits and bonus	$2,301	7.5%	$1,596	6.8%	$705	44.2%
Stock-based compensation	639	2.1	394	1.7	245	62.2
Professional and consulting	1,167	3.8	1,196	5.1	(29)	(2.4)
Travel and meals	345	1.1	261	1.1	84	32.2
Other	1,435	4.7	1,023	4.3	412	40.3
TASER Weapons segment	5,887	19.2	4,470	18.9	1,417	31.7
Software and Sensors segment:
Salaries, benefits and bonus	14,904	48.7	11,417	48.3	3,487	30.5
Stock-based compensation	2,681	8.8	2,182	9.2	499	22.9
Professional and consulting	2,045	6.7	2,639	11.2	(594)	(22.5)
Travel and meals	624	2.0	773	3.3	(149)	(19.3)
Other	4,468	14.6	2,133	9.0	2,335	109.5
Software and Sensors segment	24,722	80.8	19,144	81.1	5,578	29.1
Total research and development expenses	$30,609	100.0%	$23,614	100.0%	$6,995	29.6
Within the TASER Weapons segment, R&D expenses increased $1.4 million, or 31.7%, to $5.9 million in 2016. Salaries, benefits, bonus and stock-based compensation in the TASER Weapons increased approximately $1.0 million in 2016 as compared to 2015. The increase for 2016 as compared to 2015 is primarily driven by additional headcount as the Company continued to invest in the development of new CEW related technologies.
Within the Software and Sensors segment, R&D expenses increased $5.6 million, or 29.1%, to $24.7 million in 2016 from the prior year. The Company's Software and Sensors segment was responsible for approximately 81% of the overall expenses in

R&D. Of the $5.6 million increase in R&D for the Software and Sensors segment, $4.0 million related to salaries and benefits, inclusive of bonus and stock-based compensation. Included in the increase of other R&D for the Software and Sensors segment was sales and marketing expenses of $0.9 million related to contractual earn-outs for legacy MediaSolv employees, who work in R&D. The Company remained focused on growing the Software and Sensors segment as it added headcount and external resources to develop new products and services to further advance its scalable cloud-connected device platform. These increases were partially offset by decreases in professional and consulting of $0.6 million related primarily to the Company being more selective in the utilization of consultants as compared to hiring additional employees. The biggest portion of the increase in other R&D expenses related to tooling and supplies that made up $0.8 million of the overall increase. The remaining increase was attributable to the overall growth in of the Software and Sensors R&D department.
Interest and Other Income (Expense), Net
Interest and other income (expense), net was $2.7 million, $(0.4) million and $26,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
For the year ended December 31, 2017, the Company earned interest income of $1.6 million and had gains from foreign currency transaction adjustments of $1.4 million which were partially offset by interest expense of $0.2 million. For the year ended December 31, 2016, interest income of $0.7 million was more than offset by losses on foreign currency transaction adjustments of $1.1 million. For the year ended December 31, 2015, interest income of $0.3 million was partially offset by losses on foreign currency transaction adjustments of $0.2 million.
Provision for Income Taxes
The provision for income taxes was $10.6 million for the year ended December 31, 2017. The effective income tax rate for 2017 was 66.9%. In connection with our initial analysis of the impact of the Tax Act, we were able to make reasonable estimates of the impact of the Tax Act and recorded a provisional net tax expense of $8.0 million in the period ended December 31, 2017, primarily related to the impact of the tax rate reduction on our deferred tax assets and deferred tax liabilities. $0.4 million of the adjustment impacted the valuation allowance. This was partially offset by a $1.8 million benefit related to excess stock-based compensation deductions, as well as a $2.4 million benefit for research and development credits during the year ended December 31, 2017. In addition, an additional valuation allowance in the amount of $1.9 million was recorded as of December 31, 2017, related to certain research and development credits that may not be utilized prior to expiration and losses in certain foreign jurisdictions in which there was a cumulative loss.
The provision for income taxes was $14.2 million for the year ended December 31, 2016. The effective income tax rate for 2016 was 45.1%. The effect of state income taxes of $0.9 million and the tax effects of intercompany transactions of $0.6 million were offset by a benefit of $1.9 million for research and development credits in the current year. The difference between statutory and foreign tax rates of $1.5 million was largely driven by losses incurred in a foreign entity for which no tax benefit will be realized. In addition, a valuation allowance in the amount of $1.8 million was recorded as of December 31, 2016 related to certain research and development tax credits that may not be utilized prior to expiration and losses in certain foreign jurisdictions in which there was a cumulative loss.
The provision for income taxes was $15.4 million for the year ended December 31, 2015. The effective income tax rate for 2015 was 43.7%. The effect of state income tax of $1.1 million was largely offset by a benefit of $1.0 million of research and development credits in the current year. The difference between statutory and foreign tax rates of $2.4 million was largely driven by losses incurred in a newly formed foreign entity for which no tax benefit will be realized, partially reduced by a tax benefit for newly formed foreign entities for which the statutory tax rate was lower than the U.S. statutory tax rate. In addition, valuation allowance in the amount of $1.2 million was recorded.
Net Income
Our net income decreased by $12.1 million to $5.2 million for the year ended December 31, 2017 compared to $17.3 million in 2016. Net income per basic and diluted share was $0.10 for 2017 compared to $0.33 and $0.32 per basic and diluted share, respectively, for 2016.
Our net income decreased by $2.6 million to $17.3 million for the year ended December 31, 2016 compared to $19.9 million 2015. Net income per basic and diluted share was $0.33 and $0.32 for 2016, respectively, compared to $0.37 and $0.36 per basic and diluted share for 2015, respectively.

Liquidity and Capital Resources
Summary
As of December 31, 2017, we had $75.1 million of cash and cash equivalents, an increase of $34.5 million from the end of 2016.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2017	2016	2015
Operating activities	$18,490	$17,925	$46,445
Investing activities	19,082	(3,045)	(36,009)
Financing activities	(3,854)	(34,661)	603
Effect of exchange rate changes on cash and cash equivalents	736	906	120
Net increase (decrease) in cash and cash equivalents	$34,454	$(18,875)	$11,159
Operating activities
Net cash provided by operating activities in 2017 of $18.5 million consisted of $5.2 million in net income, the net add-back of non-cash income statement items totaling $28.0 million and a negative $14.8 million net change in operating assets and liabilities. Included in the non-cash items are $8.0 million in depreciation and amortization expense, $1.1 million related to the disposal and abandonment of intangible assets, $15.6 million in stock-based compensation expense, $0.7 million of bond premium amortization and $2.8 million related to deferred income taxes. The most significant increase to the portion of cash from operating activities related to the changes in operating assets and liabilities was a $39.7 million increase in deferred revenue. Of the increase, $7.4 million resulted from additional extended warranty sales, $20.2 million resulted from increased hardware deferred revenue from TASER Assurance Program ("TAP") and OSP sales, and $12.5 million related to prepayments for Software and Sensors services. These increases were offset by increased accounts and notes receivable of $35.3 million, inventory of $11.7 million and prepaid expenses and other assets of $9.0 million during 2017. The increases in accounts and notes receivable were due to increased sales during 2017, specifically sales made under the OSP and TASER 60 installment plans. Operating cash flows were also impacted by increased inventory of $11.7 million in anticipation of higher sales in 2018 and for the Company's National Field Trial Offer for body cameras. The increase in prepaid expenses and other asset accounts of $9.0 million during 2017 was driven primarily by increased deferred cost of product sales of $5.0 million related to increased deferred cost of product and service sales related to contracts where the product had shipped but revenue was deferred due to contractual provisions resulting in the cost of product sales being deferred as an asset to be recognized in subsequent periods when revenue recognition criteria have been met, higher deferred commissions of $2.1 million representing amounts earned when a contract is booked which is then subsequently amortized over the contractual period as products and services are delivered and increased prepaid income taxes of $3.4 million.
Net cash provided by operating activities in 2016 of $17.9 million consisted of $17.3 million in net income, the net add-back of non-cash income statement items totaling $8.9 million and a negative $8.2 million net change in operating assets and liabilities. Included in the non-cash items are $3.7 million in depreciation and amortization expense, $9.4 million in stock-based compensation expense, and $1.3 million of bond premium amortization. These additions were partially offset by an $1.4 million reduction related to excess tax benefit from stock-based compensation and $5.2 million related to deferred income taxes. The most significant increase to the portion of cash from operating activities related to the changes in operating assets and liabilities was a $34.3 million increase in deferred revenue. Of the increase, $8.1 million resulted from additional extended warranty sales, $15.6 million resulted from increased hardware deferred revenue from TAP and OSP sales, and $10.5 million related to prepayments for Software and Sensors services. The Company also had increases in cash provided from operating activities of $17.6 million for increases in accounts payable and accrued liabilities related primarily to increased inventory purchases. These increases were offset by increased prepaid expenses and other current assets of $29.1 million, inventory of $18.7 million and accounts and notes receivable of $13.3 million during 2016. The increases in accounts and notes receivable were due to increased sales during 2016, and increases in inventory resulted from higher anticipated sales for 2017. Long-term accounts receivable increased by $16.4 million during 2016 for sales made under OSP and TASER 60. The increase in prepaid expenses and other asset accounts during 2016 was driven primarily increased prepaid commissions of $1.8 million attributable to higher sales, increased balances under corporate-owed life insurance policies of $1.1 million, $3.3 million of restricted cash related primarily to a customer contract requiring certain contractual payments to be deposited in escrow until approved for release, and $1.7 million of long-term contingent consideration deposited in escrow in connection with a business combination that was completed in December 2016.

Net cash provided by operating activities in 2015 of $46.4 million consisted of $19.9 million in net income, the net add-back of non-cash income statement items totaling $6.3 million, and a positive $20.2 million net change in operating assets and liabilities. Included in the non-cash items was $3.3 million in depreciation and amortization expense, $7.3 million in stock-based compensation expense, and $1.7 million of bond premium amortization. Those additions were partially offset by a $6.9 million reduction related to excess tax benefit from stock-based compensation that was treated as a financing activity for cash flow purposes. The most significant increase to the portion of cash from operating activities related to the changes in operating assets and liabilities was a $15.3 million increase to deferred revenue. Of the increase in deferred revenue, $4.0 million resulted from additional extended warranty sales, $7.3 million resulted from increased hardware deferred revenue from the Company's TAP and OSP sales programs, and $4.0 million related to prepayments for Software and Sensors SaaS and related services. The Company also had increases in cash provided from operating activities of $4.2 million and $3.1 million for decreases in accounts and notes receivable and inventory, respectively. In addition, the $5.9 million increase to cash from operating activities related to increases in accounts payable, accrued and other liabilities that was primarily caused by current income tax expense, which would have resulted in an increase to income tax payable, if it had not been reduced by the excess tax benefit from stock-based compensation discussed above. Those increases were partially offset by increased prepaid expenses and other current assets of $8.6 million during 2015. The increase in other asset accounts during 2015 was driven by primarily by increased prepaid commissions of $2.5 million, increased long-term accounts receivable of $1.2 million for sales made under OSP, increased balances under corporate-owed life insurance policies of $1.1 million, and a deposit made with a foreign component manufacturer of $2.6 million related to future services.

Investing activities
Primarily as the result of investments that matured during the year, we generated $19.1 million from investing activities in 2017. Calls and maturities on our investments, net of purchases, were $41.1 million. During 2017, we invested $10.6 million for the acquisition of Dextro, Inc., to continue building upon the Company's Axon Artificial Intelligence group, and for the acquisition of Breon, the Company's former distributor in Australia. The Company also invested $11.4 million in the purchase of property and equipment and intangibles, net of proceeds related to disposals.
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

Financing activities
Net cash used by financing activities was $3.9 million for the year ended December 31, 2017. During 2017, the Company paid payroll taxes of $3.5 million on behalf of employees who net-settled stock awards during the period. Additionally, the Company paid $1.8 million for contingent consideration amounts earned during 2017 related to the acquisition of certain assets from Fossil Group, Inc. and Fossil Vietnam, Limited Liability Company in 2016. These decreases were partially offset by $1.4 million of proceeds from the exercise of stock options.
Net cash used by financing activities was $34.7 million for the year ended December 31, 2016. During 2016, the Company repurchased $33.7 million of its common stock, which was purchased for a weighted average cost of $18.90 per share, inclusive of applicable administrative costs. Additionally, the Company paid payroll taxes of $1.8 million on behalf of employees who net-settled stock awards during the period. These decreases were partially offset by $0.5 million of proceeds from the exercise of stock options, and $1.4 million of excess tax benefit from stock-based compensation. The purchase of common stock was made under a stock repurchase program authorized by the Company's Board of Directors.
Net cash provided by financing activities was $0.6 million for the year ended December 31, 2015. During 2015, the Company repurchases $7.6 million of the Company’s common stock, which was purchased for a weighted average cost of $25.86 per share. The Company also paid payroll taxes of $1.4 million on behalf of employees who net-settled stock awards during the year. These decreases were partially offset by $2.7 million of proceeds from the exercise of stock options, and $6.9 million of excess tax benefit from stock proceeds. The purchase of common stock was made under a stock repurchase program authorized by the Company’s Board of Directors.

Liquidity and Capital Resources
Our most significant source of liquidity continues to be funds generated by operating activities and available cash and cash equivalents. In addition, our $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates, currently LIBOR plus 1.25% or Prime less 0.50%. As of December 31, 2017, we had letters of credit outstanding of $2.7 million, leaving the net amount available for borrowing of $7.3 million. The facility matures on December 31, 2018. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At December 31, 2017 and 2016, there were no borrowings under the line.
Our agreement with the bank requires us to comply with a maximum funded debt to EBITDA ratio, as defined, of no greater than 2.00 to 1.00 based upon a trailing twelve-month period. At December 31, 2017, the Company’s funded debt to EBITDA ratio was 0.34 to 1.00.
TASER 60 installment purchase arrangements typically involve amounts invoiced in five equal installments at the beginning of each year of the five-year term. This is in contrast to a traditional CEW sale in which the entire amount being charged for the hardware is invoiced upon shipment. This impacts liquidity in a commensurate fashion, with the cash for the TASER 60 arrangement received in five annual installments rather than up front. It is our strategic intent to shift an increasing amount of our business to a subscription model, to better match the municipal budgeting process of our customers as well as to allow for multiple product offerings to be bundled into existing subscriptions. We carefully considered the cash flow impacts of this strategic shift and regularly revisit our cash flow forecast with the goal of maintaining a comfortable level of liquidity as we introduce commercial offerings in which we incur upfront cash costs to produce and fulfill hardware sales ahead of the cash inflows from our customers. We anticipate, and have prepared for, the majority of our arrangements in both reportable segments to be offered in similar subscription-type offerings over the coming years.
Based on our strong balance sheet and the fact that we had just $0.1 million in total long-term debt and capital lease obligations at December 31, 2017, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.
We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions and other liquidity requirements through at least the next 12 months. The Company and its Board of Directors may consider repurchases of our common stock. Further repurchases of our common stock would take place on the open market, would be financed with available cash and are subject to authorization as well as market and business conditions.
Contractual Obligations
The following table outlines our future contractual financial obligations by period in which payment is expected, as of December 31, 2017 (dollars in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Non-cancelable operating leases	$7,655	$2,313	$3,129	$2,170	$43
Capital leases including interest	116	40	76	—	—
Open purchase orders	51,855	51,855	—	—	—
Total contractual obligations	$59,626	$54,208	$3,205	$2,170	$43
Open purchase orders in the above table represent both cancelable and non-cancelable purchase orders with key vendors, which are included in this table due to the Company’s strategic relationships with these vendors.
We are subject to U.S. Federal income tax as well as income taxes imposed by several states and foreign jurisdictions. As of December 31, 2017, we had $4.2 million of gross unrecognized tax benefits related to uncertain tax positions. The settlement period for our long-term income tax liabilities cannot be determined; however, the liabilities are expected to increase by approximately $0.2 million within the next 12 months.
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
Product Warranties
The Company warranties its CEWs, Axon cameras and certain related accessories from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for the standard warranty are charged to cost of products sold when revenue is recorded for the related product. Future warranty costs are estimated based on historical data related to warranty claims on a quarterly basis and this rate is applied to current product sales. Historically, reserve amounts have been increased if management becomes aware of a component failure or other issue that could result in larger than anticipated warranty claims from customers. The warranty reserve is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of December 31, 2017 and 2016, our warranty reserve was approximately $0.6 million and $0.8 million, respectively. Warranty expense (recoveries) for the years ended December 31, 2017, 2016 and 2015 was $0.1 million, $0.6 million and $(0.1) million, respectively. The decrease in warranty reserve and related expense as of and for the year ended ended December 31, 2017 was primarily driven by lower than initially expected warranty claims for the Axon Body 2 on-officer body camera. As of December 31, 2017, the Company's warranty reserve included initial reserves related to the new Axon Flex 2 on-officer camera and Axon Fleet in-car camera systems.
Revenue related to separately-priced extended warranties is initially recorded as deferred revenue at its contractual amount and subsequently recognized as net sales on a straight-line basis over the warranty service period. Costs related to extended warranties are charged to cost of product and service sales when incurred.
Inventory
Inventories are stated at the lower of cost and net realizable value. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method and includes allocations of manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories, as well as trial and evaluation inventories to their net realizable value. These provisions are based on management’s best estimate after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions among other factors. Management evaluates inventory costs for abnormal costs due to excess production capacity and treats such costs as period costs.
During the year ended December 31, 2017, the Company recorded provisions to reduce inventories to their lower of cost and net realizable value of approximately $2.0 million compared to $1.2 million during 2016. The increase in provisions made during 2017 was primarily attributable to increased deployments of trial and evaluation equipment and was also attributable to the phasing out of certain previous generations of its CEWs, the legacy TASER X26, TASER M26 and TASER C2 models. The remaining increase in the provision for 2017 was driven by analyses looking at projected sales data for existing products and making corresponding adjustments to state inventories at their lower of cost and net realizable value.
Revenue Recognition, Deferred Revenue and Accounts and Notes Receivable
The Company derives revenue from two primary sources: (1) the sale of physical products, including CEWs, Axon cameras, corresponding hardware extended warranties, and related accessories such as Axon docks, cartridges and batteries, among others, and (2) subscription to the Company's Evidence.com digital evidence management software as a service ("SaaS") (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, the Company also recognizes training, professional services and revenue related to other software and SaaS services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. Contractual arrangements may contain explicit customer acceptance provisions, and under such arrangements, the Company defers recognition of revenue until formal customer acceptance is received. Extended warranty revenue, SaaS revenue and related data storage revenue are recognized ratably over the term of the contract commencing on a pre-determined date subsequent to the delivery of the hardware. Training and professional service revenues are generally recorded once the services are completed.

Revenue arrangements with multiple deliverables are divided into separate units and revenue is allocated using the relative selling price method based upon vendor-specific objective evidence ("VSOE") of selling price or third-party evidence of the selling prices if VSOE of selling prices does not exist. If neither VSOE nor third-party evidence exists, management uses its best estimate of selling price. The majority of the Company’s allocations of arrangement consideration under multiple element arrangements are performed utilizing prices charged to customers for deliverables when sold separately. The Company’s multiple element arrangements may include rights to future CEWs and/or Axon devices to be delivered at defined points within a multi-year contract, and in those arrangements, the Company allocates total arrangement consideration over the life of the multi-year contract to future deliverables using management’s best estimate of selling price. The Company has not utilized third-party evidence of selling price.
For the the years ended December 31, 2017, 2016 and 2015, the composition of revenue recognized from arrangements containing multiple elements and those not containing multiple elements was as follows:

	For the Year Ended December 31, 2017
	TASER Weapons		Software and Sensors		Total
Arrangements with multiple elements	$53,865	23.0%	$102,529	93.8%	$156,394	45.5%
Arrangements without multiple elements	180,647	77.0	6,757	6.2	187,404	54.5
Total	$234,512	100.0%	$109,286	100.0%	$343,798	100.0%

	For the Year Ended December 31, 2016
	TASER Weapons		Software and Sensors		Total
Arrangements with multiple elements	$34,558	17.1%	$56,270	85.8%	$90,828	33.9%
Arrangements without multiple elements	168,086	82.9	9,331	14.2	177,417	66.1
Total	$202,644	100.0%	$65,601	100.0%	$268,245	100.0%

	For the Year Ended December 31, 2015
	TASER Weapons		Software and Sensors		Total
Arrangements with multiple elements	$11,141	6.9%	$26,489	74.6%	$37,630	19.0%
Arrangements without multiple elements	151,234	93.1	9,028	25.4	160,262	81.0
Total	$162,375	100.0%	$35,517	100.0%	$197,892	100.0%
The Company offers the opportunity to purchase extended warranties that include additional services and coverage beyond the standard limited warranty for certain products. Revenue for extended warranty purchases is deferred at the time of sale and recognized over the warranty period commencing on the date of sale. Extended warranties range from one to five years.
Evidence.com and Axon cameras and related accessories have stand-alone value to the customer and are sometimes sold separately, but in most instances are sold together. In these instances, customers typically purchase and pay for the equipment and one year of Evidence.com in advance. Additional years of service are generally billed annually over a specified service term, which has typically ranged from one to five years. Generally, the Company recognizes revenue for the Axon equipment at the time of the sale consistent with the discussion of multiple deliverable arrangements above. Revenue for Evidence.com is deferred at the time of the sale and recognized over the service period. At times, the Company discounts the price of Axon devices provided to customers to secure long-term Evidence.com service contracts. In such circumstances, revenue related to the Axon devices recognized at the time of delivery is limited to the amount allocated to the Axon device deliverable that the Company is contractually entitled to that is not contingent upon the delivery of future Evidence.com services. The Company recognizes the remaining allocated contingent revenue related to discounted Axon devices over the remaining period it provides the contracted Evidence.com services.
Sales tax collected on sales is netted against government remittances and thus, recorded on a net basis.
Deferred revenue consists of payments received in advance related to products and services for which the criteria for revenue recognition have not yet been met. Deferred revenue that will be recognized during the subsequent twelve month period from the balance sheet date is recorded as current deferred revenue and the remaining portion is recorded as long-term. Generally, customers are billed in annual installments. See Note 7 for further disclosures about the Company’s deferred revenue.
The Company records reductions to net sales for expected future product returns based on the Company’s historical experience.

Sales are typically made on credit, and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition, and maintains an allowance for doubtful accounts. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts and notes receivable are presented net of an allowance for doubtful accounts. This allowance represents management’s best estimate and application of judgment considering a number of factors, including third-party credit reports, actual payment history, cash discounts, customer-specific financial information and broader market and economic trends and conditions.
Valuation of Goodwill, Intangibles and Long-lived Assets
The Company does not amortize goodwill and intangible assets with indefinite useful lives. Such assets are required to be tested for impairment at least annually, or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its annual impairment assessment in the fourth quarter of each year. Finite-lived intangible assets and other long-lived assets are amortized over their estimated useful lives. Management evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and intangible assets may warrant revision or that the remaining balance of these assets, including intangible assets with indefinite lives, may not be recoverable.
Circumstances that might indicate long-lived assets might not be recoverable could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way the Company's products are branded and marketed. When performing a review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. During the year ended December 31, 2017, the Company abandoned certain developed technology acquired in a business combination resulting in an impairment charge of $1.0 million. No impairment losses were recorded during the years ended December 31, 2016 and 2015.
Income Taxes
We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carry forwards.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies which identified approximately $15.2 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2017 tax years, net of the federal benefit on the Arizona and California research and development tax credits. Management determined that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, has established a liability for unrecognized tax benefits of $4.1 million as of December 31, 2017. In addition, we established a $0.1 million liability related to uncertain tax positions for certain state income tax liabilities, for a total unrecognized tax benefit at December 31, 2017 of $4.2 million. Management expects the amount of the unrecognized tax benefit liability to increase by approximately $0.2 million within the next 12 months. Should the unrecognized tax benefit of $4.2 million be recognized, the Company’s effective tax rate would be favorably impacted. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
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
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of December 31, 2017, the Company would need to generate approximately $56.0 million of pre-tax book income in order to realize the net deferred tax assets for which a benefit has been recorded. This estimate considers the reversal of approximately $14.6 million of gross deferred tax liabilities, $3.5 million tax-effected. We have state net operating losses ("NOLs") of $4.5 million, which produce deferred tax assets of $0.2 million, which expire at various dates between 2019 and 2036. We anticipate the Company’s future income to continue to trend upward from our 2017 results, with sufficient pre-tax book income to realize a large portion of our deferred tax assets. However, based on specific income projections in years in which certain tax assets are set to expire, and cumulative losses in certain foreign tax jurisdictions, a reserve of approximately $5.4 million has been recorded as a valuation allowance against deferred tax assets as of December 31, 2017.
Stock-Based Compensation
We have historically granted stock-based compensation to key employees and non-employee directors as a means of attracting and retaining highly qualified personnel. The Company recognizes expense related to stock-based payment transactions in which it receives employee services in exchange for equity instruments of the Company. Stock-based compensation expense for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense over the award’s requisite service period on a straight-line basis for time-based RSUs and on a graded basis for RSUs that are contingent on the achievement of performance conditions. The Company recognizes forfeitures as they occur as a reduction to stock-based compensation expense and to additional paid-in-capital.
The Company calculates the fair value of stock options using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including expected volatility, expected life, expected dividends and risk-free interest rates. No options were awarded during the years ended December 31, 2017, 2016 or 2015.
We have granted a total of approximately 2.0 million performance-based awards (options and restricted stock units) of which approximately 0.7 million are outstanding as of December 31, 2017, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance. These awards will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of the fair value of stock-based compensation and consequently, the related amount recognized in our statements of operations.
Contingencies and Accrued Litigation Expense
We are subject to the possibility of various loss contingencies arising in the ordinary course of business, including product-related litigation. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Refer to Note 9 of our consolidated financial statements for further discussion.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. Based on investment positions as of December 31, 2017, a hypothetical 100 basis point increase across all maturities would result in a $16,000 incremental decline in the fair market value of the portfolio. Such losses would only be realized if the Company sold the investments prior to maturity.

Additionally, we have access to a $10.0 million line of credit borrowing facility which bears interest at varying rates, currently at LIBOR plus 1.25% or Prime less 0.50%. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $2.7 million at December 31, 2017. At December 31, 2017, there was no amount outstanding under the line of credit, and the available borrowing under the line of credit was $7.3 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
Exchange Rate Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, in each case compared to the U.S. Dollar, related to transactions by our foreign subsidiaries. The majority of our sales to international customers are transacted in U.S. dollars and therefore, are not subject to exchange rate fluctuations on these transactions. However, the cost of our products to our customers increases when the U.S. dollar strengthens against their local currency, and the Company may have more sales and expenses denominated in foreign currencies in future years which could increase its foreign exchange rate risk.
To date, we have not engaged in any currency hedging activities. However, the Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. However, the Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to the prohibitive economic cost of hedging particular exposures. As such, fluctuations in currency exchange rates could harm our business in the future.

Item 8. Financial Statements and Supplementary Data

AXON ENTERPRISE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$75,105	$40,651
Short-term investments	6,862	48,415
Accounts and notes receivable, net of allowance of $754 and $443 as of December 31, 2017 and 2016, respectively	56,064	39,466
Inventory	45,465	34,841
Prepaid expenses and other current assets	21,696	13,858
Total current assets	205,192	177,231
Property and equipment, net	31,172	24,004
Deferred income tax assets, net	15,755	19,515
Intangible assets, net	18,823	15,218
Goodwill	14,927	10,442
Long-term investments	—	234
Long-term accounts and notes receivable, net of current portion	36,877	17,602
Other assets	15,366	13,917
Total assets	$338,112	$278,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,592	$10,736
Accrued liabilities	23,502	18,248
Current portion of deferred revenue	70,401	45,137
Customer deposits	3,673	2,148
Current portion of business acquisition contingent consideration	1,693	1,690
Other current liabilities	89	80
Total current liabilities	107,950	78,039
Deferred revenue, net of current portion	54,881	40,054
Liability for unrecognized tax benefits	1,706	1,896
Long-term deferred compensation	3,859	3,362
Business acquisition contingent consideration, net of current portion	1,048	1,635
Other long-term liabilities	1,224	2,289
Total liabilities	170,668	127,275
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2017 and 2016	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 52,969,869 and 52,325,251 shares issued and outstanding as of December 31, 2017 and 2016, respectively	1	1
Additional paid-in capital	201,672	187,656
Treasury stock at cost, 20,220,227 shares as of December 31, 2017 and 2016	(155,947)	(155,947)
Retained earnings	123,185	118,275
Accumulated other comprehensive income (loss)	(1,467)	903
Total stockholders’ equity	167,444	150,888
Total liabilities and stockholders’ equity	$338,112	$278,163

The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
Net sales from products	$285,859	$238,573	$185,230
Net sales from services	57,939	29,672	12,662
Net sales	343,798	268,245	197,892
Cost of product sales	117,997	91,536	65,022
Cost of service sales	18,713	6,173	4,223
Cost of sales	136,710	97,709	69,245
Gross margin	207,088	170,536	128,647
Sales, general and administrative	138,692	108,076	69,698
Research and development	55,373	30,609	23,614
Total operating expenses	194,065	138,685	93,312
Income from operations	13,023	31,851	35,335
Interest and other income (expense), net	2,738	(354)	26
Income before provision for income taxes	15,761	31,497	35,361
Provision for income taxes	10,554	14,200	15,428
Net income	$5,207	$17,297	$19,933
Net income per common and common equivalent shares:
Basic	$0.10	$0.33	$0.37
Diluted	$0.10	$0.32	$0.36
Weighted average number of common and common equivalent shares outstanding:
Basic	52,726	52,667	53,548
Diluted	53,898	53,536	54,638

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$5,207	$17,297	$19,933
Foreign currency translation adjustments	(2,370)	820	19
Comprehensive income	$2,837	$18,117	$19,952

The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2014	53,000,867	$1	$162,641	18,139,958	$(114,645)	$64	$81,045	$129,106
Stock options exercised and RSUs vested, net of withholdings	983,525	—	1,303	—	—	—	—	1,303
Stock-based compensation	—	—	7,263	—	—	—	—	7,263
Excess tax benefit from stock-based compensation	—	—	6,936	—	—	—	—	6,936
Purchase of treasury stock	(292,200)	—	—	292,200	(7,556)	—	—	(7,556)
Net income	—	—	—	—	—	—	19,933	19,933
Foreign currency translation adjustments	—	—	—	—	—	19	—	19
Balance, December 31, 2015	53,692,192	1	178,143	18,432,158	(122,201)	83	100,978	157,004
Stock options exercised and RSUs vested, net of withholdings	421,128	—	(1,294)	—	—	—	—	(1,294)
Stock-based compensation	—	—	9,369	—	—	—	—	9,369
Excess tax benefit from stock-based compensation	—	—	1,438	—	—	—	—	1,438
Purchase of treasury stock	(1,788,069)	—	—	1,788,069	(33,746)	—	—	(33,746)
Net income	—	—	—	—	—	—	17,297	17,297
Foreign currency translation adjustments	—	—	—	—	—	820	—	820
Balance, December 31, 2016	52,325,251	1	187,656	20,220,227	(155,947)	903	118,275	150,888
Cumulative effect of applying a change in accounting principle	—	—	475	—	—	—	(297)	178
Stock options exercised and RSUs vested, net of withholdings	644,618	—	(2,069)	—	—	—	—	(2,069)
Stock-based compensation	—	—	15,610	—	—	—	—	15,610
Net income	—	—	—	—	—	—	5,207	5,207
Foreign currency translation adjustments	—	—	—	—	—	(2,370)	—	(2,370)
Balance, December 31, 2017	52,969,869	$1	$201,672	20,220,227	$(155,947)	$(1,467)	$123,185	$167,444

The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$5,207	$17,297	$19,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,041	3,658	3,291
Loss on disposal and abandonment of intangible assets	1,146	21	225
Purchase accounting adjustments to goodwill	(23)	520	—
(Gain) loss on disposal of property and equipment, net	(28)	42	(19)
Bond premium amortization	657	1,265	1,650
Stock-based compensation	15,610	9,369	7,263
Deferred income taxes	2,830	(5,167)	994
Unrecognized tax benefits	(191)	582	(156)
Tax benefit from stock-based compensation	—	(1,438)	(6,936)
Change in assets and liabilities:
Accounts and notes receivable	(35,305)	(28,438)	3,017
Inventory	(11,746)	(18,668)	3,140
Prepaid expenses and other assets	(9,007)	(13,928)	(7,352)
Accounts payable, accrued and other liabilities	39	17,584	5,868
Deferred revenue	39,735	34,304	15,289
Customer deposits	1,525	922	238
Net cash provided by operating activities	18,490	17,925	46,445

Cash flows from investing activities:
Purchases of investments	(19,950)	(56,086)	(62,464)
Proceeds from call / maturity of investments	61,080	64,951	44,105
Purchases of property and equipment	(10,419)	(4,957)	(6,003)
Proceeds from disposal of property and equipment	24	42	40
Purchases of intangible assets	(1,024)	(3,495)	(501)
Business acquisitions, net of cash acquired	(10,629)	(3,500)	(11,186)
Net cash provided by (used in) investing activities	19,082	(3,045)	(36,009)

Cash flows from financing activities:
Repurchase of common stock	—	(33,746)	(7,556)
Proceeds from options exercised	1,383	478	2,673
Payroll tax payments for net-settled stock awards	(3,453)	(1,772)	(1,370)
Payments on capital lease obligation	(34)	(32)	(80)
Payments on notes payable	—	(75)	—
Payment of contingent consideration for business acquisition	(1,750)	(952)	—
Excess tax benefit from stock-based compensation	—	1,438	6,936
Net cash (used in) provided by financing activities	(3,854)	(34,661)	603

Effect of exchange rate changes on cash and cash equivalents	736	906	120

Net increase (decrease) in cash and cash equivalents	34,454	(18,875)	11,159
Cash and cash equivalents, beginning of year	40,651	59,526	48,367
Cash and cash equivalents, end of year	$75,105	$40,651	$59,526
The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies
Axon Enterprise, Inc. (“Axon” or the “Company”) is a developer and manufacturer of advanced conducted electrical weapons (“CEWs”) designed for use by law enforcement, military, corrections, private security personnel, and by private individuals for personal defense. In addition, the Company has developed full technology solutions for the capture, secure storage and management of video/audio evidence as well as other tactical capabilities for use in law enforcement. The Company sells its products worldwide through its direct sales force, distribution partners, online store and third-party resellers. The Company was incorporated in Arizona in September 1993, and reincorporated in Delaware in January 2001. The Company’s corporate headquarters and manufacturing facilities are located in Scottsdale, Arizona. The Company’s software development division is located in Seattle, Washington. Axon Public Safety BV, a wholly owned subsidiary of the Company, supports the Company's international sales and marketing efforts, and is located in Amsterdam, Netherlands. Axon Public Safety BV wholly owns two subsidiaries, Axon Public Safety U.K. LTD and Axon Public Safety AU, that serve as direct sales operations in the United Kingdom (“U.K.”) and Australia, respectively. The Company also sells to certain international markets through a wholly owned subsidiary, Axon Public Safety Germany SE. In 2015, the Company formed Axon Public Safety Canada, Inc., a wholly owned subsidiary, to facilitate transactions for its products and services with new and existing customers located in Canada.
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts, transactions, and profits have been eliminated.
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

•	product warranty reserves,

•	inventory valuation,

•	revenue recognition allocated in multiple-deliverable contracts or arrangements,

•	valuation of goodwill, intangible and long-lived assets,

•	recognition, measurement and valuation of current and deferred income taxes,

•	fair value of stock awards issued and the estimated vesting period for performance-based stock awards, and

•	recognition and measurement of contingencies and accrued litigation expense.
Actual results could differ materially from those estimates.
Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments include cash, money market funds, certificates of deposit, state and municipal obligations and corporate bonds. The Company places its cash and cash equivalents with high quality financial institutions. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, do exceed federally insured limits.
Cash and cash equivalents include funds on hand and highly liquid investments purchased with initial maturity of three months or less. Short-term investments include securities with an expected maturity date within one year of the balance sheet date that do not meet the definition of a cash equivalent, and long-term investments are securities with an expected maturity date greater than one year. Based on management’s intent and ability, the Company’s investments are classified as held to maturity investments and are recorded at amortized cost. Held-to-maturity investments are reviewed quarterly for impairment to determine if other-than-temporary declines in the fair value have occurred for any individual investment that may affect the Company's intent and ability to hold the investment until recovery. Other-than-temporary declines in the value of held-to-maturity investments are recorded as expense in the period the determination is made.
Inventory
Inventories are stated at the lower of cost and net realizable value. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method and includes allocations of manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories, as well as trial and evaluation

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

inventories to their net realizable value. These provisions are based on management’s best estimate after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions among other factors. Management evaluates inventory costs for abnormal costs due to excess production capacity and treats such costs as period costs.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Additions and improvements are capitalized, while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.
Software Development Costs
The Company expenses software development costs, including costs to develop software products or the software component of products and services to be marketed to external users, before technological feasibility of such products is reached. The Company has determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products are not material.

Software development costs also include costs to develop software programs to be used solely to meet the Company's internal needs and applications used to deliver its services. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the intended function. Additionally, the Company capitalizes qualifying costs incurred for upgrades and enhancements to existing software that result in additional functionality. Costs related to preliminary project planning activities, post-implementation activities, maintenance and minor modifications are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life.
Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Valuation of Goodwill, Intangible and Long-lived Assets
The Company does not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually, or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its annual impairment assessment in the fourth quarter of each year. Finite-lived intangible assets and other long-lived assets are amortized over their estimated useful lives. Management evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and intangible assets may warrant revision or that the remaining balance of these assets, including intangible assets with indefinite lives, may not be recoverable.
Circumstances that might indicate long-lived assets might not be recoverable could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way the Company's products are branded and marketed. When performing a review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. During the year ended December 31, 2017, the Company abandoned certain developed technology acquired in a business combination resulting in an impairment charge of $1.0 million. The impairment charge was recorded within the Software and Sensors Segment. No impairment losses were recorded during the years ended December 31, 2016 and 2015.
Customer Deposits
The Company requires deposits in advance of shipment for certain customer sales orders. Additionally, customers may elect to make deposits with the Company related to contracts for the Company's products and services that were not executed as of the end of a reporting period. Customer deposits are recorded as a current liability in the accompanying consolidated balance sheets.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition, Deferred Revenue and Accounts and Notes Receivable
The Company derives revenue from two primary sources: (1) the sale of physical products, including CEWs, Axon cameras, corresponding hardware extended warranties, and related accessories such as Axon docks, cartridges and batteries, among others, and (2) subscription to the Company's Evidence.com digital evidence management software as a service ("SaaS") (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, the Company also recognizes training, professional services and revenue related to other software and SaaS services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. Contractual arrangements may contain explicit customer acceptance provisions, and under such arrangements, the Company defers recognition of revenue until formal customer acceptance is received. Extended warranty revenue, SaaS revenue and related data storage revenue are recognized ratably over the term of the contract commencing on a pre-determined date subsequent to the delivery of the hardware. Training and professional service revenues are generally recorded once the services are completed.
Revenue arrangements with multiple deliverables are divided into separate units and revenue is allocated using the relative selling price method based upon vendor-specific objective evidence ("VSOE") of selling price or third-party evidence of the selling prices if VSOE of selling prices does not exist. If neither VSOE nor third-party evidence exists, management uses its best estimate of selling price. The majority of the Company’s allocations of arrangement consideration under multiple element arrangements are performed utilizing prices charged to customers for deliverables when sold separately. The Company’s multiple element arrangements may include rights to future CEWs and/or Axon devices to be delivered at defined points within a multi-year contract, and in those arrangements, the Company allocates total arrangement consideration over the life of the multi-year contract to future deliverables using management’s best estimate of selling price. The Company has not utilized third-party evidence of selling price.
The Company offers the opportunity to purchase extended warranties that include additional services and coverage beyond the standard limited warranty for certain products. Revenue for extended warranty purchases is deferred at the time of sale and recognized over the warranty period commencing on the date of sale. Extended warranties range from one to five years.
Evidence.com and Axon cameras and related accessories have stand-alone value to the customer and are sometimes sold separately, but in most instances are sold together. In these instances, customers typically purchase and pay for the equipment and one year of Evidence.com in advance. Additional years of service are generally billed annually over a specified service term, which has typically ranged from one to five years. Generally, the Company recognizes revenue for the Axon equipment at the time of the sale consistent with the discussion of multiple deliverable arrangements above. Revenue for Evidence.com is deferred at the time of the sale and recognized over the service period. At times, the Company discounts the price of Axon devices provided to customers to secure long-term Evidence.com service contracts. In such circumstances, revenue related to the Axon devices recognized at the time of delivery is limited to the amount allocated to the Axon device deliverable that the Company is contractually entitled to that is not contingent upon the delivery of future Evidence.com services. The Company recognizes the remaining allocated contingent revenue related to discounted Axon devices over the remaining period it provides the contracted Evidence.com services.
In 2012, the Company introduced a program, the TASER Assurance Program (“TAP”) whereby a customer purchasing a product and joining the program will have the right to trade-in the original product for a new product of the same or like model in the future. Upon joining TAP, customers also receive an extended warranty for the initial products purchased. Under this program the customer generally pays additional annual installments over the contract period, generally three to five years. The Company records consideration received related to the right to the future hardware product as deferred revenue until all revenue recognition criteria are met, which is generally when the new product is delivered. Consideration related to the right to the future hardware product is determined at the inception of the arrangement using management’s best estimate of selling price. Management’s estimate is principally based on the current selling price for such products, with evaluation of the impact of any expected product and pricing changes, which have historically had an immaterial influence on management’s best estimate of selling price.
In 2015, the Company introduced the Officer Safety Plan (“OSP”), whereby a customer typically enters into a five year Evidence.com subscription that includes all of its standard advanced features along with unlimited storage. The OSP also includes a service plan that includes upgrades of (i) the Axon devices every 2.5 years and (ii) a CEW at any point within the contract period. Upon entering into the OSP, customers also receive extended warranties on the Axon and CEW devices upon delivery to cover the contract periods. Under this program the customer generally makes an initial purchase of Axon cameras and related accessories, and CEWs at inception along with annual installments for services and future hardware deliverables over the contract period. The Company records consideration received related to the right to future hardware product as deferred revenue until all revenue recognition criteria are met, which is generally when the new product is delivered.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2016, the Company introduced the TASER 60 Plan ("TASER 60") whereby a customer typically enters into a five year CEW installment purchase arrangement. TASER 60 also includes extended warranties on the CEW devices upon delivery covering the contract periods as well as holsters, cartridges and on-site spares. Generally, the Company allocates revenue to the deliverables using the relative selling price method and recognizes revenue at the time of sale for the amount allocated to the CEW devices, net of imputed interest, and the amount allocated to the extended warranty is recognized over five years. The Company performs an initial credit evaluation prior to execution of TASER 60 arrangements and subsequently performs quarterly credit evaluations by monitoring public municipal bond ratings, as applicable, and any subsequent credit upgrades or downgrades, to monitor for each customer's credit risk. Additionally, the Company tracks payment activity for amounts currently due to assess the credit quality of its notes receivable portfolio. As the Company’s customers generally have investment-grade municipal bond ratings, the Company considers collectability of the contracted amounts in such installment purchase arrangements to be reasonably assured, unless other factors or payment history indicate otherwise. For customers where municipal bond information is not available, the Company considers factors such as payment history, customer-specific information and broader market and economic trends and conditions to determine whether collectability is reasonably assured. The Company considers this information when establishing its allowance for doubtful accounts. For the years ended December 31, 2017 and 2016, the Company recorded revenue of $40.7 million and $17.9 million, respectively, under the Company's TASER 60 Plan. No such amounts were recorded during the year ended December 31, 2015.
In 2017, the Company introduced new subscription programs that allow for agencies to purchase the Company's training and duty cartridges over a five-year term whereby the customer makes five equal annual installments at the beginning of each contract year. The Company offers two tiers under this program: the basic and unlimited plan. The Basic Cartridge Plan entitles customers to a fixed number of training and duty cartridges per year as well as a fixed number of battery replacements over the contractual term. For the Basic Cartridge Plan, the Company allocates the contractual consideration to all identified deliverables using the relative selling price method. Generally, the Company recognizes revenue for the amounts allocated to the cartridges and batteries when they are delivered to the customer. The Unlimited Cartridge Plan entitles customers to a fixed number of training cartridges per year and an unlimited amount of duty cartridges and replacement batteries. Due to the unlimited nature of the arrangement whereby the Company is obligated to deliver unlimited products at the customer’s request, the Company accounts for these arrangements as stand-ready obligations, and recognizes revenue ratably over the contract period. Cost of product sales is recognized as the products are delivered to the customer.
Sales tax collected on sales is netted against government remittances and thus, recorded on a net basis.
Deferred revenue consists of payments received in advance related to products and services for which the criteria for revenue recognition have not yet been met. Deferred revenue that will be recognized during the subsequent twelve month period from the balance sheet date is recorded as current deferred revenue and the remaining portion is recorded as long-term. Generally, customers are billed in annual installments. See Note 7 for further disclosures about the Company’s deferred revenue.
The Company records reductions to net sales for expected future product returns based on the Company’s historical experience.
Sales are typically made on credit, and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition, and maintains an allowance for doubtful accounts. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts and notes receivable are presented net of an allowance for doubtful accounts. This allowance represents management’s best estimate and application of judgment considering a number of factors, including third-party credit reports, actual payment history, cash discounts, customer-specific financial information and broader market and economic trends and conditions.
Cost of Product and Service Sales
Cost of product sales represents manufacturing costs, consisting of materials, labor and overhead related to finished goods and components. Shipping costs incurred related to product delivery are also included in cost of products sold. Cost of service sales includes third-party cloud services, and software maintenance and support costs, including personnel costs, associated with supporting Evidence.com and other software related services.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advertising Costs
The Company expenses advertising costs in the period in which they are incurred. The Company incurred advertising costs of $0.5 million, $0.4 million and $0.6 million in the years ended December 31, 2017, 2016 and 2015, respectively. Advertising costs are included in sales, general and administrative expenses in the accompanying statements of operations.
Standard Warranties
The Company warranties its CEWs, Axon cameras and certain related accessories from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for the standard warranty are charged to cost of products sold when revenue is recorded for the related product. Future warranty costs are estimated based on historical data related to warranty claims on a quarterly basis and this rate is applied to current product sales. Historically, reserve amounts have been increased if management becomes aware of a component failure or other issue that could result in larger than anticipated warranty claims from customers. The warranty reserve is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. The warranty reserve is included in accrued liabilities on the accompanying consolidated balance sheets.
Changes in the Company’s estimated warranty reserve were as follows (in thousands):

	2017	2016	2015
Balance, January 1	$780	$314	$675
Utilization of reserve	(245)	(155)	(299)
Warranty expense (recoveries)	109	621	(62)
Balance, December 31	$644	$780	$314
Research and Development Expenses
The Company expenses as incurred research and development costs that do not meet the qualifications to be capitalized. The Company incurred research and development expense of $55.4 million, $30.6 million and $23.6 million in 2017, 2016 and 2015, respectively.
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

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Concentration of Credit Risk and Major Customers / Suppliers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts and notes receivable and cash. Sales are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts, which totaled $0.8 million and $0.4 million as of December 31, 2017 and 2016, respectively. Historically, the Company has experienced a low level of write-offs related to doubtful accounts.
The Company maintains the majority of its cash at four depository institutions. As of December 31, 2017, the aggregate balances in such accounts were $53.4 million. The Company’s balances with these institutions regularly exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for domestic deposits and various deposit insurance programs covering our deposits in the Netherlands, the United Kingdom, Germany and Australia. To manage the related credit exposure, management continually monitors the creditworthiness of the financial institutions where the Company has deposits.
The Company sells some of its products through a network of unaffiliated distributors. The Company also reserves the right to sell directly to the end user to secure the customer’s account. No customer represented more than 10% of total net sales for the years ended December 31, 2017, 2016 or 2015.
At December 31, 2017, no customer represented more than 10% of total accounts and notes receivable. As of December 31, 2016, the Company had a trade receivable from one unaffiliated customer comprising 14.5% of the aggregate accounts and notes receivable balance.
The Company currently purchases finished circuit boards and injection-molded plastic components from suppliers located in the U.S., Mexico and Taiwan. Although the Company currently obtains many of these components from single source suppliers, the Company owns the injection molded component tooling used in their production. As a result, management believes it could obtain alternative suppliers in most cases without incurring significant production delays. The Company also purchases small, machined parts from a vendor in Taiwan, custom cartridge assemblies from a proprietary vendor in the U.S., and electronic components from a variety of foreign and domestic distributors. Management believes that there are readily available alternative suppliers in most cases who could consistently meet the Company's needs for these components. The Company acquires most of its components on a purchase order basis and does not have any significant long-term contracts with suppliers.
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

The Company has cash equivalents and investments, which at December 31, 2017 and 2016, were comprised of money market funds, state and municipal obligations, corporate bonds, and certificates of deposits. See additional disclosure regarding the fair value of the Company’s cash equivalents and investments in Note 2. Included in the balance of other assets as of December 31, 2017 and 2016 was $3.8 million and $3.2 million, respectively, related to corporate-owned life insurance policies which are used

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to fund the Company’s deferred compensation plan. The Company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.
The Company’s financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.
Segment and Geographic Information
The Company is comprised of two reportable segments: the sale of CEWs, accessories and other related products and services (the “TASER Weapons” segment); and the software and sensors business, focused on devices, wearables, applications, cloud and mobile products (the "Software and Sensors" segment). Reportable segments are determined based on discrete financial information reviewed by the Company’s Chief Executive Officer who is the chief operating decision maker ("CODM") for the Company. The Company organizes and reviews operations based on products and services, and currently there are no operating segments that are aggregated. The Company performs an annual analysis of its reportable segments. Additional information related to the Company’s business segments is summarized in Note 16.

For the years ended December 31, 2017, 2016 and 2015, net sales by geographic area as well as the percentage relationship to total net sales included in the accompanying statements of operations were as follows (in thousands):

	Year Ended December 31,
	2017		2016		2015
United States	$282,810	82.3%	$218,757	81.6%	$161,803	81.8%
Other Countries	60,988	17.7	49,488	18.4	36,089	18.2
Total	$343,798	100.0%	$268,245	100.0%	$197,892	100.0%

Sales to customers outside of the U.S. are typically denominated in U.S. dollars and are attributed to each country based on the shipping address of the distributor or customer. For the years ended December 31, 2017, 2016 and 2015, no individual country outside the U.S. represented more than 10% of net sales. Substantially all of the Company’s assets are located in the U.S.
Stock-Based Compensation
The Company recognizes expense related to stock-based compensation transactions in which it receives employee services in exchange for equity instruments of the Company. Stock-based compensation expense for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense over the award’s requisite service period on a straight-line basis for time-based RSUs and on a graded basis for RSUs that are contingent on the achievement of performance conditions. The Company recognizes forfeitures as they occur as a reduction to stock-based compensation expense and to additional paid-in-capital.
The Company calculates the fair value of stock options using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including expected volatility, expected life, expected dividends and risk-free interest rates. No options were awarded during the years ended December 31, 2017, 2016 or 2015.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	For the Year Ended December 31,
	2017	2016	2015
Numerator for basic and diluted earnings per share:
Net income	$5,207	$17,297	$19,933
Denominator:
Weighted average shares outstanding—basic	52,726	52,667	53,548
Dilutive effect of stock-based awards	1,172	869	1,090
Diluted weighted average shares outstanding	53,898	53,536	54,638
Anti-dilutive stock-based awards excluded	386	443	198
Net income per common share:
Basic	$0.10	$0.33	$0.37
Diluted	$0.10	$0.32	$0.36
Recently Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard related to revenue recognition, Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09” or “Topic 606”). This authoritative guidance includes a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 also includes ASC 340-40 which codifies the guidance on other assets and deferred costs relating to contracts with customers. ASC 340-40 specifies the accounting for costs an entity incurs to obtain and fulfill a contract to provide goods and services to customers.
The standard permits two methods of adoption: retrospectively to each prior reporting period presented (the “full retrospective method”), or retrospectively with the cumulative effect of initially applying Topic 606 recognized at the date of initial application (the “modified retrospective method”) effective January 1, 2018. The Company has adopted the standard using the modified retrospective method. Under this method, the Company could elect to apply the cumulative effect method to either all contracts as of the date of initial application or only to contracts that are not complete as of that date. The Company has adopted the standard effective January 1, 2018, and has elected to apply the modified retrospective method to contracts that were not complete as of the date of initial application.
The adoption of Topic 606 is expected to have a material effect on the Company's consolidated financial statements. In addition to the enhanced footnote disclosures related to revenue from contracts with customers, the areas most significantly impacted will be contracts with contingent hardware revenue, contracts containing termination for convenience provisions, contracts containing software licenses and post-contract customer support, and the treatment of incremental costs of obtaining contracts with customers. However, due to the terms and conditions in certain customer contracts, the actual revenue recognition treatment under the new standard will be dependent on contract-specific terms, and may vary in some instances from the general recognition discussed below.

•
Prior to applying Topic 606, for bundled arrangements containing Evidence.com services in which the Company has provided significantly discounted or free of charge hardware, the Company has limited the amount of revenue it recognizes for the hardware to the amount that it is entitled to and is not contingent on future performance. Revenue allocated to the hardware that is in excess of the invoiced amount of that hardware is recognized over the contractual term when recognition of that revenue is contingent upon the delivery of Evidence.com services. Under the new standard, the Company is generally required to recognize hardware revenue upon fulfillment of the distinct hardware performance obligation, which

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

is when control of the hardware transfers to the customer, rather than recognizing any contingent hardware revenue over the term of the Evidence.com services.

•
Prior to applying Topic 606, for long-term contracts containing termination for convenience provisions, the Company allocates revenue to all identified deliverables included in the contractual term assuming the termination provisions will not be exercised. Under the standard preceding Topic 606, revenue is recognized when it has been earned, which is generally when products have been delivered and services have been provided. For contracts under the new standard containing termination for convenience provisions, the contract term will be limited to the period in which the Company has enforceable rights or the period in which the customer has been granted a material right for goods or services in the future. These material rights create future performance obligations that will not be satisfied until a later date, thereby increasing the contract term. In instances in which the contract term is determined to be less than the term stated in the contract, the portion of transaction price that is subject to present enforceable rights and obligations and the related identified performance obligations shall be accounted for at contract inception. Any future transaction price and performance obligations outside the initial contract term will be accounted for as revenue when customers renew subsequent periods, which is generally when the Company has the right to invoice the customer for the subsequent period. Revenue will then be recognized when the Company fulfills its performance obligations by transferring a promised good or service to a customer.

•
Prior to applying Topic 606, for sales of the Company's software products containing software licenses and post-contract customer support ("PCS") that have previously been accounted for under ASC 985-605, the entire arrangement fee was recognized ratably over the PCS term because the Company did not have sufficient VSOE required to allocate the fee to the separate elements. Under the new standard, and the Company will allocate the total transaction price based on the relative stand-alone selling price of each performance obligation and recognize the full amount of revenue attributable to the distinct software license predominately at the time control of the software license is transferred to the customer, while the amount allocated to the PCS performance obligation will be recognized ratably over the support term.

•
Prior to applying ASC 340-40, the Company has an established policy within the Software and Sensors segment to defer certain commissions costs, which are direct and incremental costs of obtaining certain long-term customer contracts, and recognize the costs as expense over the contractual term as the goods and services are delivered to the customer. The new standard specifies that all incremental costs of obtaining customer contracts and direct costs of fulfilling contracts with customers should be deferred and recognized as expense when the related performance obligations are fulfilled, which may be at points in time or over the contract term. Under the new standard, the Company will defer all incremental costs of obtaining customer contracts and recognize them as the related performance obligations are fulfilled for both the Software and Sensors and TASER Weapons segments. The Company generally expects that direct costs of fulfilling contracts with customers occur in the same period as the fulfillment of the related performance obligations and as a result, those fulfillment costs will continue to be recognized as incurred.

The cumulative impact of adopting the standard on January 1, 2018 is expected to result in an increase in stockholders' equity (retained earnings) of between $15.0 million and $25.0 million primarily related to the application of the aforementioned impacts to contracts that were not complete as of the date of initial application of Topic 606. As of the date of this report, we have finalized most of our accounting assessment of the new standard and we are nearly complete in determining the impacts of the disclosure requirements of the new standard. Additionally, the Company is in process of updating its internal control framework as it relates to the new standard. While the Company's quantification of the impact is ongoing and the actual opening balance sheet impact may differ from the estimated range above, the Company does expect to be in a position to begin reporting under the new standard beginning with the first quarter of 2018.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for the fiscal year beginning after December 15, 2018 (including interim periods within that year) using

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.
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

•
The Company has made the election to account for forfeitures when they occur rather than estimating forfeitures. The Company adopted this change on a modified retrospective basis, which resulted in an increase to additional paid-in capital and decrease to retained earnings of $0.5 million as of January 1, 2017. The decrease to retained earnings of $0.5 million was partially reduced by the income tax effect of the adjustment of $0.2 million.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The new guidance differs from existing U.S. GAAP in that previous standards generally delayed recognition of credit losses until the loss was probable. ASU 2016-13 eliminates the probable initial recognition threshold and, instead, reflect an entity’s current estimate of all expected credit losses. The use of forecasted information is intended to incorporate more timely information in the estimate of expected credit loss. ASU 2016-13 is effective for the fiscal year beginning after December 15, 2019, and interim periods within that fiscal year, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-13 on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. ASU 2016-15 is effective for the fiscal year beginning after December 15, 2017, and interim periods within that fiscal year, and early adoption is permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires an entity to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This removes the exception allowing postponement of recognition until the asset has been sold to an outside party. ASU 2016-16 is effective for fiscal year beginning after December 15, 2017 using a modified retrospective approach, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), which amends the existing guidance relating to the treatment of restricted cash and restricted cash equivalents on the statement of cash flows.  ASU 2016-18 is effective for the fiscal years beginning after December 15, 2017, and interim periods within that fiscal year, and early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) to provide a more robust framework to use in determining when a set of acquired assets and activities is a business. ASU 2017-01 is effective for the fiscal year beginning after December 15, 2017, and interim periods within that year, and early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), which simplifies the goodwill impairment test by eliminating Step 2 of the quantitative assessment and should reduce the cost and complexity of evaluating goodwill for impairment. Under the amended guidance, when a quantitative assessment is required, an entity will perform a goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will be measured as the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of recorded goodwill. ASU 2017-04 is effective for the fiscal year beginning after December 15, 2019, and interim periods within that fiscal year, and early adoption is permitted. The Company's early adoption on January 1, 2017 did not have an impact on its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for the fiscal year beginning after December 15, 2017 using a prospective approach, and early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
2. Cash, Cash Equivalents and Investments
The following tables summarize the Company's cash, cash equivalents, and held-to-maturity investments at December 31, 2017 and December 31, 2016 (in thousands):

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$53,459	$—	$53,459	$53,459	$—	$—

Level 1:
Money market funds	20,884	—	20,884	20,884	—	—
Corporate bonds	6,632	(6)	6,626	—	6,632	—
Subtotal	27,516	(6)	27,510	20,884	6,632	—

Level 2:
State and municipal obligations	992	—	992	762	230	—
Total	$81,967	$(6)	$81,961	$75,105	$6,862	$—

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$32,802	$—	$32,802	$32,802	$—	$—

Level 1:
Money market funds	7,849	—	7,849	7,849	—	—
Corporate bonds	33,379	(57)	33,322	—	33,379	—
Subtotal	41,228	(57)	41,171	7,849	33,379	—

Level 2:
State and municipal obligations	14,477	(10)	14,467	—	14,243	234
Certificates of deposit	793	—	793	—	793	—
Subtotal	15,270	(10)	15,260	—	15,036	234
Total	$89,300	$(67)	$89,233	$40,651	$48,415	$234
The Company believes the unrealized losses on the Company’s investments are due to interest rate fluctuations. As these investments are short-term in nature, are expected to be redeemed at par value, and because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2017.
3. Inventory
Inventories are stated at the lower of cost and net realizable value. Cost is determined using the weighted average cost of raw materials which approximates the FIFO method and includes allocations of manufacturing labor and overhead. Included in finished goods at December 31, 2017 and December 31, 2016 was $1.4 million and $0.7 million, respectively, of trial and evaluation hardware units. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventories consisted of the following at December 31 (in thousands):

	2017	2016
Raw materials	$20,119	$18,002
Finished goods	25,346	16,839
Total inventory	$45,465	$34,841

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Property and Equipment
Property and equipment consisted of the following at December 31 (in thousands):

	Estimated Useful Life	2017	2016
Land	N/A	$2,900	$2,900
Building and leasehold improvements	3-39 years	18,383	15,295
Production equipment	3-7 years	19,075	19,849
Computers, equipment and software	3-5 years	6,780	7,985
Furniture and office equipment	5-7 years	5,262	4,990
Vehicles	5 years	1,057	675
Website development costs	3 years	687	601
Capitalized internal-use software development costs	3 years	3,695	3,695
Construction-in-process	N/A	9,810	5,813
Total cost		67,649	61,803
Less: Accumulated depreciation		(36,477)	(37,799)
Property and equipment, net		$31,172	$24,004
Depreciation and amortization expense related to property and equipment was $3.4 million, $2.5 million and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, of which $1.1 million, $0.7 million and $0.7 million was included in cost of sales for the respective years.
5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the year ended December 31, 2017 were as follows (in thousands):

	TASER Weapons	Software and Sensors	Total
Balance, January 1, 2017	$562	$9,880	$10,442
Goodwill acquired	825	3,505	4,330
Purchase accounting adjustments	—	23	23
Foreign currency translation adjustments	66	66	132
Balance, December 31, 2017	$1,453	$13,474	$14,927

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible assets (other than goodwill) consisted of the following (in thousands):

		December 31, 2017			December 31, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized (definite-lived intangible assets):
Domain names	5-10 years	$3,161	$(428)	$2,733	$3,161	$(125)	$3,036
Issued patents	4-15 years	2,697	(913)	1,784	1,942	(780)	1,162
Issued trademarks	3-11 years	860	(397)	463	655	(320)	335
Customer relationships	4-8 years	1,377	(451)	926	914	(240)	674
Non-compete agreements	3-4 years	556	(346)	210	465	(236)	229
Developed technology	3-7 years	13,469	(3,956)	9,513	8,661	(824)	7,837
Re-acquired distribution rights	2 years	2,133	(711)	1,422	—	—	—
Total amortized		24,253	(7,202)	17,051	15,798	(2,525)	13,273
Not amortized (indefinite-lived intangible assets:
TASER trademark		900		900	900		900
Patents and trademarks pending		872		872	1,045		1,045
Total not amortized		1,772		1,772	1,945		1,945
Total intangible assets		$26,025	$(7,202)	$18,823	$17,743	$(2,525)	$15,218
Amortization expense of intangible assets was $4.7 million, $0.9 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Estimated amortization for intangible assets with definitive lives for the next five years ended December 31, and thereafter, is as follows (in thousands):

2018	$5,415
2019	3,868
2020	2,401
2021	2,266
2022	834
Thereafter	2,267
Total	$17,051
6. Other Long-Term Assets
Other long-term assets consisted of the following at December 31 (in thousands):

	2017	2016
Cash surrender value of corporate-owned life insurance policies	$3,846	$3,240
Deferred commissions (i)	6,803	5,302
Restricted cash (ii)	3,333	3,317
Prepaid expenses, deposits and other	1,384	2,058
Total other long-term assets	$15,366	$13,917
(i) Deferred commissions represent customer acquisition costs to secure long-term contracts. The Company capitalizes incremental and direct costs related to a specific contract and recognizes such costs as expense over the term of the contract in proportion to the contract revenue.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(ii) As of December 31, 2017, restricted cash primarily consisted of $2.7 million of sales proceeds related to a long-term contract with a specific customer. These proceeds are held in escrow until certain billing milestones are achieved, and then specified amounts are transferred to the Company's operating accounts. Restricted cash also contained $0.6 million related to a performance guarantee related to an international customer sales contract.
7. Deferred Revenue
Deferred revenue consisted of the following at December 31 (in thousands):

	December 31, 2017			December 31, 2016
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER Weapons	$12,501	$18,619	$31,120	$9,980	$17,319	$27,299
Software and Sensors	6,293	4,195	10,488	3,979	2,926	6,905
	18,794	22,814	41,608	13,959	20,245	34,204
Hardware:
TASER Weapons	4,164	11,401	15,565	1,702	4,390	6,092
Software and Sensors	16,956	14,781	31,737	9,850	11,205	21,055
	21,120	26,182	47,302	11,552	15,595	27,147
Software and Sensors Services	30,487	5,885	36,372	19,626	4,214	23,840
Total	$70,401	$54,881	$125,282	$45,137	$40,054	$85,191

	December 31, 2017			December 31, 2016
	Current	Long-Term	Total	Current	Long-Term	Total
TASER Weapons	$16,665	$30,020	$46,685	$11,682	$21,709	$33,391
Software and Sensors	53,736	24,861	78,597	33,455	18,345	51,800
Total	$70,401	$54,881	$125,282	$45,137	$40,054	$85,191
8. Accrued Liabilities
Accrued liabilities consisted of the following at December 31 (in thousands):

	2017	2016
Accrued salaries, benefits and bonus	$8,957	$6,474
Accrued professional, consulting and lobbying fees	3,870	3,673
Accrued warranty expense	644	780
Accrued income and other taxes	2,558	4,581
Other accrued expenses	7,473	2,740
Accrued liabilities	$23,502	$18,248
9. Commitments and Contingencies
Operating and capital lease obligations
The Company has entered into operating leases for various office space, storage facilities and equipment. As of December 31, 2017, the Company's leases are for terms ranging from less than one year to six years. The Company's leases generally contain multi-year renewal options and escalation clauses. Rent expense under all operating leases, including both cancelable and non-cancelable leases, was $2.9 million, $1.8 million and $1.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future minimum lease payments under non-cancelable leases at December 31, 2017, are as follows (in thousands):

	Operating	Capital
2018	$2,313	$40
2019	1,893	40
2020	1,236	36
2021	1,097	—
2022	1,073	—
Thereafter	43	—
Total minimum lease payments	$7,655	116
Less: Amount representing interest		(7)
Capital lease obligation		$109

Purchase commitments
The Company routinely enters into cancellable and non-cancellable purchase orders with many of its key vendors. Based on the strategic relationships with many of these vendors, the Company’s ability to cancel these purchase orders and maintain a favorable relationship would be limited. As of December 31, 2017, the Company has approximately $51.9 million of open purchase orders.
Litigation
Product Litigation
The Company is currently named as a defendant in six lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CEW was used by law enforcement officers in connection with arrests. While the facts vary from case to case, the product liability claims are typically based on an alleged product defect resulting in injury or death, usually involving a failure to warn or negligent design, and the plaintiffs are seeking monetary damages. The information throughout this note is current through the date of these financial statements.
As a general rule, it is the Company’s policy not to settle suspect injury or death cases. Exceptions are sometimes made where the settlement is strategically beneficial to the Company. Also, on occasion, the Company’s insurance carrier has settled such lawsuits over the Company’s objection where the risk exceeds the Company’s liability insurance deductibles. Due to the confidentiality of the Company's litigation strategy and the confidentiality agreements that are executed in the event of a settlement, the Company does not identify or comment on which specific lawsuits have been settled or the amount of any settlement.
In 2009, the Company implemented new risk management strategies, including revisions to product warnings and training to better protect both the Company and its customers from litigation based on "failure to warn" theories – which comprise the vast majority of the cases against the Company. These risk management strategies have been highly effective in reducing the rate and exposure from litigation post-2009. From the third quarter of 2011 through the date of these financial statements, product liability cases have been reduced from 55 active to six active cases.
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

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

With respect to each of the pending lawsuits, the following table lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter.

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Derbyshire	Nov-09	Ontario, Canada Superior Court of Justice	Officer Injury	Discovery Phase. Trial scheduled for October 14, 2019
Shymko	Dec-10	The Queen's Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase
Ramsey	Jan-12	12th Judicial Circuit Court, Broward County, FL	Wrongful Death	Discovery Phase
Bennett	Sep-15	11th Judicial Circuit Court, Miami-Dade County, FL	Wrongful Death	Discovery Phase.
Masters	Nov-16	U.S. District Court, Western District of Missouri	Suspect Injury	Discovery Phase. Trial scheduled for December 10, 2018
Taylor	Mar-17	U.S. District Court, Southern District of Texas	Officer Injury	Discovery Phase. Docket call August 31, 2018

There are no product litigation matters in which the Company is involved that are currently on appeal.
The following case was dismissed during the fourth quarter of 2017:

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Suarez	Sep-16	U.S. District Court, Southern District of Florida	Wrongful Death	Dismissed
The claims of each of these lawsuits have been submitted to the Company’s insurance carriers that maintained insurance coverage during the applicable periods. The Company continues to maintain product liability insurance coverage with varying limits and deductibles. The following table provides information regarding the Company’s product liability insurance. Remaining insurance coverage is based on information received from the Company’s insurance provider (in millions).

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
Other Litigation
Phazzer Patent Infringement Litigation
In March 2016, the Company filed a complaint against Phazzer Electronics Inc. (“Phazzer”) for patent infringement, trademark infringement and false advertising. On July 21, 2017, the U.S. District Court for the Middle District of Florida granted Axon’s Motion for Sanctions and for a Permanent Injunction against Florida-based Phazzer, banning sales of the infringing Phazzer Enforcer CEWs and dart cartridges. The injunction prohibits Phazzer and its officers, agents, employees, and anyone else acting in concert with them, from making, using, offering for sale, selling, distributing, donating, importing or exporting Phazzer CEWs and associated cartridges. The Court also awarded Axon compensatory and treble damages for willful infringement, as well as its reasonable attorneys’ fees and costs. Both Phazzer and its U.S. distributors are barred from exporting CEWs or cartridges to fill foreign orders.
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

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Axon’s patent (U.S. No. 7,234,262) at issue in the litigation relates to the CEW’s data recording of date and time of each trigger operation and duration of the stimulus. The Court found that patent was “valid, enforceable, and infringed by Phazzer.” The injunction will remain in effect until the patent expires, and includes any CEW or device not colorably different from the Phazzer Enforcer CEW.
The Axon trademark subject to the injunction is Federal Registration No. 4,423,789, relating to the non-functional shape of TASER CEW cartridges used to launch the darts. The Court found the trademark “valid and enforceable, not generic, functional, or merely descriptive, and infringed by Phazzer.” The permanent injunction covers all Phazzer CEW dart cartridges that are confusingly similar to, or not more than a colorable imitation of, TASER CEW cartridges, and includes Phazzer product numbers 1-DC15, 1-DC21, 1-DC25, 1-DC21-SIDT, 1-PB30, 1-PB8F, 1-PB15943, 1-RB30, 1-PA30, and 1-LOWIMPT2015. Phazzer has appealed the judgment and injunction.
The Court expressly found that Phazzer cartridges currently marketed and sold as compatible with TASER brand CEWs embody the protected appearance and constitute infringing products enjoined under its Order. Phazzer was also ordered by the Court “not [to] challenge or continue to challenge the validity or enforceability of the ‘789 Registration in any manner in any forum, including the USPTO.” Accordingly, Phazzer’s pending USPTO cancellation action, which was stayed while the litigation ran its course, will be dismissed. On August 10 2017, Phazzer filed a notice of appeal.
Digital Ally Patent Litigation
In March 2016, the Company was served with a second amended complaint filed by Digital Ally in the Federal District Court for the District of Kansas alleging infringement of two patents and a variety of antitrust and unfair competition claims, seeking a judgment of infringement, monetary damages, a permanent injunction, punitive damages and attorneys’ fees and costs. On January 12, 2017, the court granted the Company’s motion to dismiss all six antitrust claims and entered final judgment on those claims in the Company’s favor on April 14, 2017. Digital Ally has appealed that judgment to the Federal Circuit.
The Company filed inter parte reviews ("IPRs") with the USPTO to invalidate Digital Ally’s patents-in-suit regarding its auto-activation camera technology. On June 6, 2017, the USPTO instituted one IPR on patent No. 8,781,292 (the “’292 patent”). Digital Ally thereafter filed a motion to dismiss the ‘292 patent with prejudice and a covenant not to sue the Company in the district court litigation. Digital Ally then filed a motion to amend all claims of the ‘292 patent in the IPR proceedings, which is set for oral argument on February 23, 2018. On July 7, 2017, the USPTO rejected the Company’s IPR filed against claim 10 of Digital Ally's patent No. 9,253,452 (the “452 patent”). The Company filed a petition to reconsider that decision, which remains pending with the USPTO. This patent claim 10 is being challenged in District Court based on fraud claims, invalidity claims and non-infringement claims filed by the Company. Although the patent office later also rejected the Company’s IPR on claim 1 of the ‘452 patent, Digital Ally has dismissed that claim from the litigation. In November 2017, the district court lifted its litigation stay and entered a new scheduling order on December 20, 2017. A claim construction hearing on Digital Ally’s sole remaining independent claim 10 of the ‘452 patent will take place on March 7, 2018.
Pending Patent Appeals
Two appeals are pending in the Federal Circuit arising out of patent litigation involving the district court’s dismissal of Digital Ally's antitrust claims against the Company, and a judgment and permanent injunction in the Company's favor against Phazzer Electronics Inc., as noted in the following table.

Appellant	Month Served	Jurisdiction	Claim Type	Active Cases and Cases on Appeal
Digital Ally	Mar-16	U.S. District Court, District of Kansas, appealed to Federal Circuit	Antitrust Claims
Axon's motion to dismiss antitrust claims was granted on January 12, 2017 with judgment entered in Axon's favor on April 14, 2017. Digital Ally filed its notice of appeal on April 20, 2017. The appeal has been fully briefed.

Phazzer	Mar-16	U.S. District Court, Middle District of Florida, appealed to Federal Circuit	Judgment and Permanent Injunction Patent Infringement
Axon received judgment in its favor and a permanent injunction against Phazzer’s CEW and cartridge infringement on July 21, 2017. Phazzer filed a notice of appeal on August 10, 2017. The appeal is in the briefing stage.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Antoine di Zazzo Arbitration
In April 2016, the Company was served with a notice of arbitration claim filed by Antoine di Zazzo, the Company’s former distributor in France, for commissions allegedly owed Mr. di Zazzo. The arbitration claim was filed with the International Court of Arbitration of the International Chamber of Commerce in Paris, France, and the amount in controversy is approximately $0.6 million. The Company’s records reflect that all commissions that were due Mr. di Zazzo under his contract were paid or offered to him and the Company will vigorously defend this arbitration claim. In related litigation in the Tribunal of Commerce of Marseille, judgment was entered in favor of the Company on January 18, 2018, and Mr. di Zazzo has appealed.
VieVu Commercial Litigation
In February 2017, the Company was served with a complaint filed by VieVu LLC ("VieVu") alleging tortious interference with a business expectancy. In May 2017, the Company filed and served a complaint against VieVu in the U.S. District Court for Arizona for violation of the Lanham Act. On February 14, 2018, the Company and VieVu entered into an agreement for the dismissal of both lawsuits, with each party to bear its own attorney’s fees and costs.
General
From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. After carefully assessing the claim, and assuming the Company determines that it is not at fault or it disagrees with the damages or relief demanded, the Company vigorously defends any lawsuit filed against it. In certain legal matters, the Company records a liability when losses are deemed probable and reasonably estimable. In evaluating matters for accrual and disclosure purposes, the Company takes into consideration factors such as its historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of prevailing, and the severity of any potential loss. The Company reevaluates and updates its accruals as matters progress over time.
Based on the Company's assessment of outstanding litigation and claims as of December 31, 2017, the Company has determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect its results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on the Company's operating results, financial condition or cash flows.
Off-Balance Sheet Arrangements
Under certain circumstances, the Company uses letters of credit and surety bonds to guarantee its performance under various contracts, principally in connection with the installation and integration of its Axon cameras and related technologies. Certain of the Company's letters of credit contracts and surety bonds have stated expiration dates, with others being released as the contractual performance terms are completed. The Company expects to fulfill all contractual performance obligations related to outstanding guarantees. At December 31, 2017, the Company had an outstanding letter of credit of approximately $2.7 million, which is expected to expire in May 2018. Additionally, the Company had approximately $7.4 million of outstanding surety bonds at December 31, 2017, with $1.0 million expiring in 2018, $0.1 million expiring in 2020, $2.3 million expiring in 2021 and the remaining $4.0 million expiring in 2023.
10. Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code which impacted 2017 including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent for tax years beginning 2018.
ASC 740 requires a company to record the effects of a tax law change in the period of enactment, however, shortly after the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the Company's initial analysis of the impact of the Tax Act, it was able to make a reasonable estimate of the impact of the Tax Act and recorded a provisional net tax expense of $8.0 million in the period ended December 31, 2017, primarily related to the impact of the tax rate reduction on the Company's deferred tax assets and deferred tax liabilities. This amount includes a $0.4 million increase in the Company's valuation allowance.
Reasonable estimates have also been made for the effects of other provisions of the Tax Act, but they do not have a material impact on the Company’s consolidated financial statements. These estimates may be impacted by the need for further analysis, future clarification and guidance regarding available tax accounting methods and elections. Any subsequent adjustments to these provisional amounts will be recorded in the quarter in 2018 when the analysis is complete.
The Company has completed its analysis of the one-time transition tax on undistributed earnings of its foreign subsidiaries, the Alternative Minimum Tax (“AMT”), and the Base Erosion Anti-abuse Tax (“BEAT”) and is not being affected by these provisions.
Income before income taxes included the following components for the years ended December 31 (in thousands):

	2017	2016	2015
United States	$14,978	$38,414	$42,761
Foreign	783	(6,917)	(7,400)
Total	$15,761	$31,497	$35,361
Significant components of the Company’s deferred income tax assets and liabilities are as follows at December 31 (in thousands):

	2017	2016
Deferred income tax assets:
Net operating loss carryforward	$3,691	$2,405
Deferred revenue	9,442	11,537
Deferred compensation	1,109	1,695
Inventory reserve	702	1,126
Non-qualified and non-employee stock option expense	3,704	4,410
Capitalized research and development	485	1,991
Research and development tax credit carryforward	3,817	2,722
Reserves, accruals, and other	1,921	1,239
Total deferred income tax assets	24,871	27,125
Deferred income tax liabilities:
Depreciation	(2,027)	(2,364)
Amortization	(1,398)	(1,473)
Other	(256)	(294)
Total deferred income tax liabilities	(3,681)	(4,131)
Net deferred income tax assets before valuation allowance	21,190	22,994
Valuation allowance	(5,435)	(3,479)
Net deferred income tax assets	$15,755	$19,515
For the year ended December 31, 2017, the provision for income taxes, in accordance with the provisions set forth in ASC 2016-09, included $1.8 million of tax expense resulting from stock-based compensation tax benefits that were recorded as a decrease in the provision for income taxes, and for the years ended December 31, 2016 and 2015, $1.4 million and $6.9 million, respectively, of tax expense resulting from stock-based compensation tax benefits that have been recorded as increases to additional paid-in capital on the consolidated statement of changes in stockholders’ equity.
The Company has $4.5 million of state net operating losses (“NOLs”) which expire at various dates between 2019 and 2036. The Company also has Federal NOLs of $2.2 million which expire between 2035 and 2036, and are subject to limitation under

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Internal Revenue Code (“IRC”) Section 382. The Company has $0.1 million of federal R&D credits, which expire in 2024 and 2027, and are also subject to limitation under IRC Section 382. The Company has $7.3 million of Arizona R&D credits carrying forward, which expire at various dates between 2018 and 2032. In Australia, the U.K., Canada, and Germany, the Company has $2.2 million, $10.3 million, $1.6 million, and $0.3 million of NOLs, respectively, which expire at various dates or may be carried forward indefinitely.
In preparing the Company’s consolidated financial statements, management has assessed the likelihood that deferred income tax assets will be realized from future taxable income. In evaluating the ability to recover its deferred income tax assets, management considers all available evidence, positive and negative, including the Company’s operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred income tax assets will not be realized. Management exercises significant judgment in determining the Company’s provisions for income taxes, its deferred income tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred income tax assets.
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of December 31, 2017, the Company continues to demonstrate three-year cumulative pre-tax income in the U.S. federal and Arizona tax jurisdictions; however, the Arizona R&D Tax Credits start to expire in 2018 with a significant tranche with a gross value of $1.2 million expiring in 2019. Therefore, management has concluded that it is more likely than not that a portion of the Company’s U.S. deferred tax assets will not be realized.
As of December 31, 2017, the Company has cumulative losses in Australia, the U.K., and Canada, and a history of losses in Germany, which limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded for these jurisdictions. The amount of the deferred tax asset considered realizable, however, could be adjusted in future periods if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.
Significant components of the provision for income taxes are as follows for the years ended December 31 (in thousands):

	2017	2016	2015
Current:
Federal	$6,039	$16,346	$13,594
State	1,263	1,534	996
Foreign	656	1,050	—
Total current	7,958	18,930	14,590
Deferred:
Federal	4,539	(4,145)	288
State	(1,631)	(977)	984
Foreign	(78)	(45)	(278)
Total deferred	2,830	(5,167)	994
Tax provision recorded as an increase (decrease) in liability for unrecorded tax benefits	(234)	437	(156)
Provision for income taxes	$10,554	$14,200	$15,428

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the Company’s effective income tax rate to the federal statutory rate follows for the years ended December 31 (in thousands):

	2017	2016	2015
Federal income tax at the statutory rate	$5,518	$11,024	$12,347
State income taxes, net of federal benefit	339	889	1,061
Difference between statutory and foreign tax rates	(560)	1,521	2,442
Permanent differences (i)	300	(457)	(205)
Research and development	(2,380)	(1,928)	(1,050)
Return to provision adjustment	23	327	(67)
Change in liability for unrecognized tax benefits	7	700	(156)
Excess stock-based compensation benefit	(1,819)	(77)	(144)
Change in valuation allowance	1,949	1,779	1,200
Tax effects of intercompany transactions	(277)	630	—
Adjustments to deferreds resulting from enactment of new tax law(ii)	7,601	—	—
Other	(147)	(208)	—
Provision for income taxes	$10,554	$14,200	$15,428
Effective tax rate	66.9%	45.1%	43.6%

(i)	Permanent differences include certain expenses that are not deductible for tax purposes including lobbying fees as well as favorable items including the domestic production activities deduction.

(ii)
The adjustment to deferreds of $7.6 million was a result of the impact of changes in the U.S. federal effective tax rate, as well as a reduction of the stock-based compensation deferred tax asset due to expected permanent limitations on its deductibility for certain key executives under the recently enacted tax law.

The Company has completed R&D tax credit studies, which identified approximately $15.2 million in tax credits for federal, Arizona and California income tax purposes related to the 2003 through 2017 tax years. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $4.1 million as of December 31, 2017. In addition, management accrued approximately $0.1 million for estimated uncertain tax positions related to certain state income tax liabilities. Should the unrecognized tax benefit of $4.2 million be recognized, the Company’s effective tax rate would be favorably impacted.
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. As of December 31, 2017 and 2016, the Company had accrued interest of $0.1 million.
The following table presents a roll forward of the Company's liability for unrecognized tax benefits, exclusive of accrued interest, as of December 31 (in thousands):

	2017	2016	2015
Balance, beginning of period	$4,050	$3,396	$3,325
Increase (decrease) in previous year tax positions	123	—	(389)
Increase in current year tax positions	587	448	270
Decrease due to lapse of statute of limitations	(773)	—	(14)
Increase related to adjustment of previous estimates of activity	256	206	204
Balance, end of period	$4,243	$4,050	$3,396
Federal income tax returns for 2014 through 2017 remain open to examination by the U.S. Internal Revenue Service (the “IRS”), and state taxing authorities. The 2004 through 2013 income tax returns are only open to the extent that net operating loss or other tax attributes carrying forward from those years were utilized in 2014 through 2017. The foreign tax returns for 2013 through 2017 also generally remain open to examination. The Company has not been notified by any major federal, foreign, or state tax jurisdictions that it will be subject to examination.

AXON ENTERPRISE, INC.
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
11. Line of Credit
The Company has a $10.0 million revolving line of credit with a domestic bank. At December 31, 2017 and 2016, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of December 31, 2017, the Company had letters of credit outstanding of approximately $2.7 million under the facility and available borrowing of $7.3 million. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates (currently LIBOR plus 1.25% or Prime less 0.50%). The line of credit matures on December 31, 2018, and requires monthly payments of interest only. The Company’s agreement with the bank requires it to comply with a maximum funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, as defined, of no greater than 2.00 to 1.00 based upon a trailing twelve-month period. At December 31, 2017, the Company’s funded debt to EBITDA ratio was 0.34 to 1.00.
12. Stockholders’ Equity
Common Stock and Preferred Stock
The Company has authorized the issuance of two classes of stock designated as “common stock” and “preferred stock,” each having a par value of $0.00001 per share. The Company is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
Stock Repurchase
In February 2016, the Company announced that Axon's Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. During the year ended December 31, 2016, the Company purchased, under a Rule 10b5-1 plan, approximately 1.8 million common shares for a total cost of approximately $33.7 million, or a weighted average cost of $18.90 per share. As of December 31, 2017 and 2016, $16.3 million remained available under the plan for future purchases. During 2016, the Company suspended its 10b-5 plan, and any future purchases would be discretionary.
Stock-based Compensation Plans
The Company has historically utilized stock-based compensation, consisting of RSUs and stock options, for key employees and non-employee directors as a means of attracting and retaining quality personnel. Service-based grants generally have a vesting period of 3 to 5 years and a contractual maturity of ten years. Performance-based grants generally have vesting periods ranging from 1 to 5 years and a contractual maturity of ten years.
On February 26, 2016, the Company’s Board of Directors approved the 2016 Stock Incentive Plan (the “2016 Plan"), which was subsequently approved by stockholders at the Annual Meeting of Stockholders on May 26, 2016. Under the 2016 Plan, the Company reserved for future grants: (i) 2.0 million shares of common stock, plus (ii) the number of shares of common stock that were authorized but unissued under the Company’s 2013 Stock Incentive Plan (the “2013 Plan”) as of the effective date of the 2016 Plan, and (iii) the number of shares of stock that have been granted under the 2013 Plan or the 2009 Stock Incentive Plan that either terminate, expire or lapse for any reason after the effective date of the 2016 Plan. As of December 31, 2017, approximately 0.8 million shares remain available for future grants. Shares issued upon exercise of stock awards from these plans have historically been issued from the Company’s authorized unissued shares.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Restricted Stock Units
The following table summarizes RSU activity for the years ended December 31 (number of units and aggregate intrinsic value in thousands):

	2017		2016		2015
	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value
Units outstanding, beginning of year	1,330	$20.40	1,139	$19.30	1,226	$13.23
Granted	1,731	24.59	718	19.75	516	26.18
Released	(519)	18.85	(414)	15.91	(488)	11.82
Forfeited	(194)	24.61	(113)	21.65	(115)	16.72
Units outstanding, end of year	2,348	23.47	1,330	20.40	1,139	19.30
Aggregate intrinsic value at year end	$62,222
Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the period, which was $26.50 per share at December 29, 2017, multiplied by the number of RSUs. The fair value as of the respective vesting dates of RSUs that vested during the year ended December 31, 2017 was $14.5 million. Certain RSUs that vested in 2017 were net-share settled, such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld during 2017 were 0.1 million and had a value of approximately $3.5 million on their respective vesting dates as determined by the Company’s closing stock price. Payments for the employees’ tax obligations are reflected as a financing activity within the statement of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the amount of shares that would have otherwise been issued as a result of the vesting.
In 2017, 2016 and 2015, the Company granted approximately 353,000, 79,000 and 49,000 performance-based RSUs, respectively (included in the table above). Certain of the performance-based RSUs outstanding as of December 31, 2017 can vest with a range of shares earned being between 0% and 200% of the targeted shares granted, depending on the final achievement of pre-determined performance criteria as of the vesting date. As of December 31, 2017, the performance criteria had been met for 36,000 of the 0.4 million performance-based RSUs outstanding. The Company recognized $2.5 million, $2.1 million and $1.5 million of compensation expense related to performance-based RSUs during the years ended December 2017, 2016 and 2015, respectively.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Activity
The following table summarizes stock option activity for the years ended December 31 (number of options in thousands):

	2017		2016		2015
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	1,008	$5.40	1,103	$5.37	1,641	$5.26
Exercised	(198)	6.99	(95)	5.02	(525)	4.95
Expired / terminated	(6)	8.32	—	—	(13)	7.27
Options outstanding, end of year	804	4.99	1,008	5.40	1,103	5.37
Options exercisable, end of year	775	5.00	977	5.42	1,072	5.39
Options expected to vest, end of year	25	4.75
No stock options were granted in 2017, 2016 or 2015. Total intrinsic value of options exercised was $3.2 million, $2.0 million and $13.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. The intrinsic value for options exercised was calculated as the difference between the exercise price of the underlying stock option awards and the market price of the Company’s common stock on the date of exercise.
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2017 (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$4.15 - $7.01	733	$4.78	1.49	704	$4.78	1.51
$7.13 - $7.21	71	7.14	0.41	71	7.15	0.41
$4.15 - $7.21	804	4.99	1.40	775	5.00	1.41
The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2017 was $17.3 million and $16.7 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock of $26.50 on December 29, 2017.
At December 31, 2017, the Company had 29,350 unvested options outstanding with a weighted average exercise price of $4.75 per share, weighted average grant-date fair value of $2.58 per share and weighted average remaining contractual life of 1.0 year. The aggregate intrinsic value of unvested options at December 31, 2017 was $0.6 million.
The Company granted approximately 1.0 million performance-based stock options (included in the table above) from 2008 through 2011. As of December 31, 2017, approximately 0.2 million performance-based stock options are outstanding, of which approximately 29,350 are unvested and 25,000 are expected to vest. The aggregate grant-date fair value of the 0.2 million performance-based stock options vested and expected to vest as of December 31, 2017 was approximately $0.5 million. The Company recognized no stock-based compensation expense related to performance-based stock options during the years ended December 31, 2017 and 2016, and $0.1 million during the year ended December 31, 2015.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-based Compensation Expense
The Company accounts for stock-based compensation using the fair-value method. Reported stock-based compensation was classified as follows for the years ended December 31 (in thousands):

	2017	2016	2015
Cost of product and service sales	$508	$342	$402
Sales, general and administrative expenses	9,047	5,707	4,285
Research and development expenses	6,055	3,320	2,576
Total stock-based compensation expense	$15,610	$9,369	$7,263
There was no stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2017 and 2016 related to incentive stock options ("ISOs"). Total stock-based compensation expense for the year ended December 31, 2015 included $0.1 million related to ISOs for which no tax benefit was recognized. The Company recorded a tax benefit in 2017, 2016, and 2015 of $0.1 million, $0.2 million, and $0.2 million, respectively, to offset taxes payable related to the non-qualified disposition of ISOs exercised and sold.
As of December 31, 2017, there was $42.8 million in unrecognized compensation costs related to RSUs under the Company's stock plans. The Company expects to recognize the cost related to the RSUs over a weighted average period of 2.80 years.
13. Related Party Transactions
The Company subscribes to a mobile collaboration software suite from Quip, a company that was co-founded and managed by Bret Taylor, a member of the Company's Board of Directors. In April 2016, Quip was acquired by Salesforce, and subsequent to the acquisition, the Company continued to consider Quip a related party. In November 2017, Mr. Taylor was appointed to President and Chief Product Officer of Salesforce. The Company now considers the consolidated Salesforce entity to be a related party. The cost to subscribe to various cloud-based hosting arrangements from Salesforce and Quip was $1.2 million, $0.8 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, and amounts owed as of December 31, 2017 were $0.5 million. Amounts owed as of December 31, 2016 were negligible.
14. Employee Benefit Plans
The Company has a defined contribution profit sharing 401(k) plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation. Contributions to the plans are made by both the employee and the Company. Company contributions are based on the level of employee contributions and are immediately vested. The Company’s matching contributions to the plan for the years ended December 31, 2017, 2016 and 2015, were approximately $2.5 million, $1.6 million and $1.2 million, respectively.
The Company also has a non-qualified deferred compensation plan for certain executives, key employees and non-employee directors through which participants may elect to postpone the receipt and taxation of a portion of their compensation, including stock-based compensation, received from the Company. The non-qualified deferred compensation plan allows eligible participants to defer up to 80% of their base salary and up to 100% of other types of compensation. The plan also allows for matching and discretionary employer contributions. Employee deferrals are deemed 100% vested upon contribution. Distributions from the plan generally commence upon retirement, death, separation of service, specified date or upon the occurrence of an unforeseeable emergency. Distributions can be paid in a variety of forms from lump sum to installments over a period of years. Participants in the plan are entitled to select from a wide variety of investments available under the plan and are allocated gains or losses based upon the performance of the investments selected by the participant. All gains or losses are allocated fully to plan participants and the Company does not guarantee a rate of return on deferred balances. Assets related to this plan consist of corporate-owned life insurance contracts and are included in other assets in the consolidated balance sheets. Participants have no rights or claims with respect to any plan assets and any such assets are subject to the claims of the Company’s general creditors. Subsequent to December 31, 2017, the Company made contributions to the non-qualified deferred compensation plan related to the year ended December 31, 2017 of approximately $29,000. Future matching or profit sharing contributions to the plans are at the Company’s sole discretion.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Business Acquisitions
Axon Artificial Intelligence
On December 30, 2016, the Company acquired certain intellectual property from Fossil Group, Inc. and Fossil Vietnam, Limited Liability Company. This transaction, which was accounted for as a business combination under ASC 805, was part of the Company's efforts to expand on the Software and Sensors platform by transforming workflows using computer vision and natural language with machine learning techniques in order to analyze data and multimedia captured throughout the course of policing. Additionally, as part of the acquisition, a team of researchers and software engineers joined the Company as part of the newly established Axon AI team. The purchase price, totaling approximately $6.8 million, consisted of $3.5 million cash at close, and up to an additional $3.3 million of consideration contingent upon the satisfaction of certain conditions. As of September 30, 2017, no amounts were earned relative to the earn-out provisions.
The major classes of assets and liabilities to which the Company has allocated the purchase price were as follows (in thousands):

Developed technology	$5,210
Goodwill	1,615
Total purchase price	$6,825
The Company assigned the goodwill to the Software and Sensors segment. The acquired developed technology was assigned an amortization period of five years. Costs related to the acquisition were expensed as incurred and were considered insignificant.
Dextro, Inc.
On February 8, 2017, the Company acquired all of the outstanding common stock of Dextro for a total purchase price of $7.5 million. Dextro's technology provides one of the first computer-vision and deep learning systems to make the visual contents in video searchable in real time. This technology will allow law enforcement agencies and departments to quickly isolate and analyze critical seconds of footage from massive amounts of video data. The technology acquired, along with the Dextro employees that joined the Company, were key additions to the Axon AI team.
The purchase price of $7.5 million consisted primarily of cash, net of cash acquired, and contingent consideration of $1.0 million representing potential earn-outs to former stockholders based on predetermined future metrics. As of December 31, 2017, no amounts were earned relative to the former stockholder earn-out provisions. The Company also agreed to additional earn-out provisions to former Dextro employees totaling approximately $1.4 million based, in part, on predetermined future metrics. The additional earn-outs were not included as part of the purchase price and are being expensed as compensation for the employees in the period earned.
The major classes of assets and liabilities to which the Company has allocated the purchase price were as follows (in thousands):

Accounts receivable	$12
Property and equipment	46
Developed technology	5,800
Goodwill	2,703
Deferred income tax liabilities, net	(1,074)
Total purchase price	$7,487
The Company has assigned the goodwill to the Software and Sensors segment. Identifiable definite-lived intangible assets were assigned a total weighted average amortization period of 3.4 years. Dextro has been included in the Company's consolidated results of operations subsequent to the acquisition date. Pro forma results of operations for Dextro have not been presented because they are not material to the consolidated results of operations. In connection with the acquisition, the Company incurred and expensed costs of approximately $0.2 million, which included legal, accounting and other third-party expenses related to the transaction.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Breon Enterprises
On July 1, 2017, the Company acquired certain tangible and intangible assets from Breon, which was the Company's distributor in the Australia region. This transaction, which was accounted for as a business combination under ASC 805, is intended to expand the Company's growth across Australia and surrounding regions by growing its in-country sales and support team.
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
The major classes of assets to which the Company has allocated the purchase price were as follows (in thousands):

Re-acquired distribution rights	$2,100
Customer relationships	400
Goodwill	1,650
Total purchase price	$4,150
The Company has assigned $0.8 million of the goodwill to each of the TASER Weapons and Software and Sensors segments. The assignment of goodwill was based on the Company's estimate of how the acquired assets would contribute cash flows to the Company over time. Identifiable definite-lived intangible assets were assigned a total weighted average amortization period of 2.1 years. Breon has been included in the Company's consolidated results of operations subsequent to the acquisition date. Pro forma results of operations for Breon have not been presented because they are not material to the consolidated results of operations. Costs related to the acquisition were expensed as incurred and were considered insignificant.
16. Segment Data
The Company’s operations are comprised of two reportable segments: TASER Weapons segment and Software and Sensors segment. The Company includes only revenues and costs attributable to the Software and Sensors products in that segment. Included in Software and Sensors segment costs are: costs of sales for both products and services, overhead allocation based on direct labor, selling expense for the Software and Sensors sales team, product management expenses, trade shows and related expenses, and research and development for products included in the Software and Sensors segment. All other costs are included in the TASER Weapons segment. The CODM does not review assets by segment as part of the financial information provided; therefore, only limited asset information is provided in the following tables.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information relative to the Company’s reportable segments was as follows (in thousands):

	For the year ended December 31, 2017
	TASER Weapons	Software and Sensors	Total
Net sales from products	$234,512	$51,347	$285,859
Net sales from services	—	57,939	57,939
Net sales	234,512	109,286	343,798
Cost of product sales	72,054	45,943	117,997
Cost of service sales	—	18,713	18,713
Cost of sales	72,054	64,656	136,710
Gross margin	162,458	44,630	207,088
Sales, general and administrative	78,202	60,490	138,692
Research and development	8,377	46,996	55,373
Income (loss) from operations	$75,879	$(62,856)	$13,023
Purchase of property and equipment	$4,341	$6,078	$10,419
Purchase of intangible assets	259	765	1,024
Purchase of property and equipment and intangible assets, including goodwill, in connection with business acquisitions	2,075	10,624	12,699
Depreciation and amortization	2,705	5,336	8,041

	For the year ended December 31, 2016
	TASER Weapons	Software and Sensors	Total
Net sales from products	$202,644	$35,929	$238,573
Net sales from services	—	29,672	29,672
Net sales	202,644	65,601	268,245
Cost of product sales	61,930	29,606	91,536
Cost of service sales	—	6,173	6,173
Cost of sales	61,930	35,779	97,709
Gross margin	140,714	29,822	170,536
Sales, general and administrative	63,617	44,459	108,076
Research and development	5,887	24,722	30,609
Income (loss) from operations	$71,210	$(39,359)	$31,851
Purchase of property and equipment	$4,129	$828	$4,957
Purchase of intangible assets	262	3,233	3,495
Purchase of intangible assets, including goodwill, in connection with business acquisitions	—	6,825	6,825
Depreciation and amortization	2,207	1,451	3,658

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the year ended December 31, 2015
	TASER Weapons	Software and Sensors	Total
Net sales from products	$162,375	$22,855	$185,230
Net sales from services	—	12,662	12,662
Net sales	162,375	35,517	197,892
Cost of product sales	48,821	16,201	65,022
Cost of service sales	—	4,223	4,223
Cost of sales	48,821	20,424	69,245
Gross margin	113,554	15,093	128,647
Sales, general and administrative	47,640	22,058	69,698
Research and development	4,470	19,144	23,614
Income (loss) from operations	$61,444	$(26,109)	$35,335
Purchase of property and equipment	$4,159	$1,844	$6,003
Purchase of intangible assets	277	224	501
Purchase of property and equipment and intangible assets, including goodwill, in connection with business acquisitions	1,453	11,146	12,599
Depreciation and amortization	2,311	980	3,291
17. Selected Quarterly Financial Data (unaudited)
Selected quarterly financial data for years ended December 31, 2017 and 2016 follows (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Net sales	$79,242	$79,643	$90,262	$94,651
Gross margin	48,670	45,637	49,765	63,016
Net income (loss)	4,580	2,276	422	(2,071)
Earnings per share (1):
Basic	$0.09	$0.04	$0.01	$(0.04)
Diluted	$0.09	$0.04	$0.01	$(0.04)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Net sales	$55,530	$58,756	$71,882	$82,077
Gross margin	36,902	37,299	46,565	49,770
Net income	3,463	3,650	3,843	6,341
Earnings per share (1):
Basic	$0.06	$0.07	$0.07	$0.12
Diluted	$0.06	$0.07	$0.07	$0.12
(1) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. Supplemental Disclosure to Cash Flows
Supplemental non-cash and other cash flow information were as follows for the years ended December 31 (in thousands):

	2017	2016	2015
Cash paid for income taxes, net of refunds	$11,487	$14,048	$6,759
Non-cash transactions:
Contingent consideration related to business combinations	$1,007	$3,325	$952
Property and equipment purchases in accounts payable	133	82	315
Purchase of assets under capital lease obligations	—	134	—

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19. Subsequent Event
On February 26, 2018, the Company's Board of Directors approved a new stock option grant to Patrick W. Smith, the Company's Chief Executive Officer (“CEO Performance Award”), which is subject to shareholder approval.  The CEO Performance Award will consist of 12 vesting tranches, each equal to 1% of our outstanding common stock as of February 23, 2018, the business day prior to the award date. The CEO Performance Award will have a per share exercise price equal to $28.58, the closing price of our common stock on February 23, 2018, and will have a vesting schedule based entirely on the attainment of both operational and market capitalization milestones.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Axon Enterprise, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Axon Enterprise, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2018 expressed an adverse opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Phoenix, Arizona
March 1, 2018

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Attached as exhibits to this Form 10-K are certifications of the Chief Executive Officer (as the principal executive officer) and Chief Financial Officer (as the principal financial and accounting officer), which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. This section should be read in conjunction with the certifications and the Grant Thornton LLP attestation report for a more complete understanding of the topics presented. Grant Thornton LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that because a material weakness exists in our internal control over financial reporting, as further described below, our disclosure controls and procedures were not effective as of December 31, 2017 at a level that provides reasonable assurance as of the last day of the period covered by this report.
Management Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
During the years ended December 31, 2017 and 2016, we identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
We previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as in our Quarterly Reports on Form 10-Q for each interim period in fiscal 2017, material weaknesses in our internal control over financial reporting. Specifically, during the quarter ended March 31, 2017, we identified a material weakness over accounting for income taxes. During the year ended December 31, 2016, we identified material weaknesses in our internal controls over revenue recognition, cost of goods sold and services delivered and the reporting of deferred revenue. Further, we identified material weaknesses in our account reconciliations and monitoring processes. These material weaknesses in internal control over financial reporting resulted from a breakdown in the operation of identified preventative and detective controls which led to the Company not initially recording some transactions correctly.
To remediate the material weaknesses described above, we designed and implemented controls and enhanced and revised the design of existing controls and procedures. Specifically:

•
we added resources to our revenue, tax and general accounting teams to ensure that we have the knowledge and resources to properly account for transactions in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”),

•
we implemented additional internal reporting procedures, including those designed to add depth to our detailed review processes of sales transactions and related accounting for deferred revenue and cost of product and service sales,

•
we implemented additional monitoring controls that help detect data entry errors of transactional information within the Company’s general ledger system, as well as added and refined existing system reports to help isolate outliers within the Company’s transactional data for further review, and

•	we improved communication and coordination among our finance and accounting departments and we expanded cross-functional involvement and input into period-end accruals.
We successfully completed the testing of these remedial controls related to the previously reported material weaknesses and concluded that they are designed and operating effectively to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements in accordance with generally accepted accounting principles.
During the fourth quarter of 2017, we identified a material weakness related to account reconciliations and monitoring over our U.K. subsidiary, Axon Public Safety U.K. Ltd. ("APS U.K"), which resulted from a breakdown in the operation of identified preventative and detective controls which led to the Company not initially recording some transactions correctly during 2016 and the interim periods in 2017.
To remediate the material weakness described above and related to APS U.K., we designed a specific plan to design new controls, and enhanced the design of existing controls and procedures. Specifically:

•
during the 2017 year-end close of our accounting records we sent accounting personnel from our headquarters in Arizona to the U.K. to perform additional review procedures of the account reconciliations for APS U.K. and our corporate accounting team performed additional reviews of APS U.K. activity,

•	we plan for our corporate accounting team to continue to perform these additional review procedures on an ongoing basis, and

•
we plan to add internal reporting procedures, including those designed to add depth to our detailed review processes of inventory, sales transactions and related accounting for deferred revenue and cost of goods sold and services delivered for APS U.K.

The material weakness specific to APS U.K. will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As remediation has not yet been completed, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2017 at a level that provides reasonable assurance as of the last day of the period covered by this report.
Grant Thornton LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
Changes in Internal Control over Financial Reporting
Except as noted above, there was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Axon Enterprise, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Axon Enterprise, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
Management identified deficiencies in the Company’s internal controls related to account reconciliations and monitoring controls over its wholly-owned subsidiary, Axon Public Safety U.K. Ltd. (“APS-UK”). The combination of these deficiencies, when aggregated, resulted in a material weakness in the design and operating effectiveness of the Company’s controls.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated March 1, 2018 which expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Other information
We do not express an opinion or any other form of assurance on management’s description of the steps the Company has taken to remediate any of the material weaknesses as described in Management’s Report.
/s/ GRANT THORNTON LLP

Phoenix, Arizona
March 1, 2018

Item 9B. Other Information
None.
PART III

Item 10.     Directors, Executive Officers and Corporate Governance
The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”), which proxy statement we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.
Item 11. Executive Compensation
The information required to be disclosed by this item is incorporated herein by reference to our 2018 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
A description of our equity compensation plans approved by our stockholders is included in Note 12 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The following table provides details of our equity compensation plans at December 31, 2017:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b) (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,152,315	$4.99	1,154,395
Equity compensation plans not approved by security holders	—		—
Total	3,152,315	$—	1,154,395

(1)
The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs which have no exercise price.

All other information required to be disclosed by this item is incorporated herein by reference to our 2018 Proxy Statement.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required to be disclosed by this item is incorporated herein by reference to our 2018 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required to be disclosed by this item is incorporated herein by reference to our 2018 Proxy Statement.

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
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2017	$443	$592	$—	$(306)	$729
Year ended December 31, 2016	322	205	—	(84)	443
Year ended December 31, 2015	251	86	—	(15)	322
Warranty reserve:
Year ended December 31, 2017	$780	$109	$—	$(245)	$644
Year ended December 31, 2016	314	621	—	(155)	780
Year ended December 31, 2015	675	(62)	—	(299)	314
3. Exhibits:

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))
3.2	Bylaws, as amended, effective January 17, 2016 (incorporated by reference to Exhibit 3.2 to Annual Report filed on Form 10-K, filed March 7, 2016)
3.3	Certificate of Amendment to Certificate of Incorporation dated September 1, 2004 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-KSB, filed March 31, 2005)
3.4	Amended and Restated Certificate of Incorporation (incorporated by reference to Annex A to 2016 Proxy Statement, filed April 15, 2016.
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))
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

10.3*	2001 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))
10.4*	Executive Employment Agreement with Daniel Behrendt, dated April 28, 2004 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-KSB, filed March 31, 2005)
10.5*	2004 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB, filed March 31, 2005)

Exhibit Number	Description
10.6*	2004 Outside Director Stock Option Plan, as amended (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.7*	2009 Stock Incentive Plan (incorporated by reference to Appendix A to 2009 Proxy Statement, filed April 15, 2009)
10.8*	Executive Employment Agreement with Jeff Kukowski, dated August 9, 2010 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K, filed March 8, 2013)
10.9*	2013 Stock Incentive Plan (incorporated by reference to Appendix of 2013 Proxy Statement, filed on April 3, 2013)
10.10*	TASER International, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on July 12, 2013)
10.11	Amended and Restated Credit Agreement dated August 18, 2014 between the Company and JP Morgan Chase Bank, NA (incorporated by reference to Exhibit 10.13 to Form 10-K, filed on March 11, 2015)
10.12	Note Modification Agreement dated as of July 29, 2015, between the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on November 6, 2015)
10.13*	2016 Stock Incentive Plan (incorporated by reference to Annex B of 2016 Proxy Statement, filed on April 15, 2016)
10.14**	Executive Employment Agreement with Jawad A. Ahsan, dated March 20, 2017
10.15*	Executive Employment Agreement with Patrick W. Smith, dated December 1, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed December 4, 2017)
10.16*	Executive Employment Agreement with Luke S. Larson, dated December 1, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed December 4, 2017)
10.17*	Executive Employment Agreement with Douglas E. Klint, dated December 1, 2017 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed December 4, 2017)
10.18*	Executive Employment Agreement with Joshua M. Isner, dated December 1, 2017 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed December 4, 2017)
10.19**	Line of Credit Note dated December 18, 2017 between the Company and JP Morgan Chase Bank, NA
10.20**	Second Amendment to Credit Agreement dated December 18, 2017 between the Company and JP Morgan Chase Bank, NA
21.1**	List of Subsidiaries
23.1**	Consent of Grant Thornton, LLP, independent registered public accounting firm
24.1**	Powers of attorney (see signature page)
31.1**	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2**	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32***	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*    Management contract or compensatory plan or arrangement
**    Filed herewith
***    Furnished herewith
Item 16.        Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	March 1, 2018
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer, Director
(Principal Executive Officer)

Date:	March 1, 2018	By:	/s/ JAWAD A. AHSAN
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick W. Smith his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chief Executive Officer, Director
/s/ PATRICK W. SMITH	(Principal Executive Officer)	March 1, 2018
Patrick W. Smith

Chief Financial Officer
/s/ JAWAD A. AHSAN	(Principal Financial and Accounting Officer)	March 1, 2018
Jawad A. Ahsan

/s/ MICHAEL GARNREITER	Director	March 1, 2018
Michael Garnreiter

/s/ HADI PARTOVI	Director	March 1, 2018
Hadi Partovi

/s/ MARK W. KROLL	Director	March 1, 2018
Mark W. Kroll

/s/ RICHARD H. CARMONA	Director	March 1, 2018
Richard H. Carmona

/s/ BRET S. TAYLOR	Director	March 1, 2018
Bret S. Taylor

/s/ MATTHEW R. MCBRADY	Director	March 1, 2018
Matthew R. McBrady

/s/ JULIE A. CULLIVAN	Director	March 1, 2018
Julie A. Cullivan