Form 10-Q
period 2018-03-31
AXON ENTERPRISE, INC.
filed 2018-05-10
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of April 30, 2018 was 53,322,608.

AXON ENTERPRISE, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AXON ENTERPRISE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,330	$75,105
Short-term investments	4,475	6,862
Accounts and notes receivable, net of allowance of $880 and $754 as of March 31, 2018 and December 31, 2017, respectively	87,849	56,064
Contract assets, net	9,278	—
Inventory	43,104	45,465
Prepaid expenses and other current assets	21,934	21,696
Total current assets	258,970	205,192
Property and equipment, net of accumulated depreciation of $37,518 and $36,477 as of March 31, 2018 and December 31, 2017, respectively	31,175	31,172
Deferred income tax assets, net	14,200	15,755
Intangible assets, net	17,496	18,823
Goodwill	14,947	14,927
Long-term notes receivable, net of current portion	34,624	36,877
Other assets	21,573	15,366
Total assets	$392,985	$338,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,692	$8,592
Accrued liabilities	34,869	23,502
Current portion of deferred revenue	76,141	70,401
Customer deposits	3,155	3,673
Current portion of business acquisition contingent consideration	2,505	1,693
Other current liabilities	348	89
Total current liabilities	128,710	107,950
Deferred revenue, net of current portion	58,003	54,881
Liability for unrecognized tax benefits	1,810	1,706
Long-term deferred compensation	3,998	3,859
Business acquisition contingent consideration, net of current portion	201	1,048
Other long-term liabilities	934	1,224
Total liabilities	193,656	170,668
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 53,307,083 and 52,969,869 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	202,344	201,672
Treasury stock at cost, 20,220,227 shares as of March 31, 2018 and December 31, 2017	(155,947)	(155,947)
Retained earnings	155,105	123,185
Accumulated other comprehensive loss	(2,174)	(1,467)
Total stockholders’ equity	199,329	167,444
Total liabilities and stockholders’ equity	$392,985	$338,112
The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Net sales from products	$80,974	$67,491
Net sales from services	20,241	11,751
Net sales	101,215	79,242
Cost of product sales	32,434	27,072
Cost of service sales	4,320	3,500
Cost of sales	36,754	30,572
Gross margin	64,461	48,670
Operating expenses:
Sales, general and administrative	35,759	30,857
Research and development	15,119	12,463
Total operating expenses	50,878	43,320
Income from operations	13,583	5,350
Interest and other income, net	1,263	206
Income before provision for income taxes	14,846	5,556
Provision for income taxes	1,920	976
Net income	$12,926	$4,580
Net income per common and common equivalent shares:
Basic	$0.24	$0.09
Diluted	$0.24	$0.09
Weighted average number of common and common equivalent shares outstanding:
Basic	53,119	52,418
Diluted	54,532	53,677

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$12,926	$4,580
Foreign currency translation adjustments	(707)	165
Comprehensive income	$12,219	$4,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$12,926	$4,580
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,411	1,604
Loss on disposal of property and equipment	34	—
Bond premium amortization	22	218
Stock-based compensation	4,093	3,447
Deferred income taxes	1,514	(1,216)
Unrecognized tax benefits	104	134
Change in assets and liabilities:
Accounts and notes receivable and contract assets	(17,060)	(11,858)
Inventory	2,408	(13,686)
Prepaid expenses and other assets	(1,702)	(2,707)
Accounts payable, accrued and other liabilities	6,749	6,562
Deferred revenue	6,554	6,313
Net cash provided by (used in) operating activities	18,053	(6,609)
Cash flows from investing activities:
Purchases of investments	(802)	—
Proceeds from maturity of investments	3,167	18,801
Purchases of property and equipment	(1,063)	(2,343)
Purchases of intangible assets	(34)	(95)
Business acquisitions	—	(6,479)
Net cash provided by investing activities	1,268	9,884
Cash flows from financing activities:
Proceeds from options exercised	356	296
Payroll tax payments for net-settled stock awards	(3,777)	(2,165)
Payments on capital lease obligation	(9)	(8)
Net cash used in financing activities	(3,430)	(1,877)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	469	(76)
Net increase in cash, cash equivalents and restricted cash	16,360	1,322
Cash, cash equivalents and restricted cash, beginning of period	78,438	43,969
Cash, cash equivalents and restricted cash, end of period	$94,798	$45,291

Supplemental disclosures:
Cash and cash equivalents	$92,330	$41,974
Restricted cash (Note 6)	2,468	3,317
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$94,798	$45,291

Cash paid for income taxes, net of refunds	$63	$145

Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$136	$794
Contingent consideration related to business combinations	$—	$1,007
The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies
Axon Enterprise, Inc. (“Axon” or the “Company”) is a developer and manufacturer of advanced conducted electrical weapons (“CEWs”) designed for use by law enforcement, military, corrections, private security personnel, and by private individuals for personal defense. In addition, the Company has developed full technology solutions for the capture, secure storage and management of video/audio evidence as well as other tactical capabilities for use in law enforcement. The Company sells its products worldwide through its direct sales force, distribution partners, online store and third-party resellers. The Company was incorporated in Arizona in September 1993, and reincorporated in Delaware in January 2001. The Company’s corporate headquarters and manufacturing facilities are located in Scottsdale, Arizona. The Company’s main software development division is located in Seattle, Washington, and it develops artificial intelligence technologies through its wholly-owned subsidiary in Vietnam, Axon Public Safety Southeast Asia LLC. During 2018, the Company established Axon Public Safety Finland OY in Tampere, Finland that operates a connected hardware team focused on the development of the Company's hardware products. Axon Public Safety BV, a wholly owned subsidiary of the Company, supports the Company's international sales and marketing efforts, and is located in Amsterdam, Netherlands. Axon Public Safety BV wholly owns two subsidiaries, Axon Public Safety U.K. LTD and Axon Public Safety AU, that serve as direct sales operations in the United Kingdom ("U.K.") and Australia, respectively. The Company also sells to certain international markets through a wholly-owned subsidiary, Axon Public Safety Germany SE, and sells into the Canadian market through its wholly-owned subsidiary, Axon Public Safety Canada, Inc.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts, transactions, and profits have been eliminated.
Basis of Presentation and Use of Estimates
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended December 31, 2017, as filed on Form 10-K, with the exception of the Company's adoption of Topic 606. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Form 10-K for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

•	product warranty reserves,

•	inventory valuation,

•	revenue recognition,

•	valuation of goodwill, intangible and long-lived assets,

•	recognition, measurement and valuation of current and deferred income taxes,

•	fair value of stock awards issued and the estimated vesting period for performance-based stock awards, and

•	recognition and measurement of contingencies and accrued litigation expense.
Actual results could differ materially from those estimates.
Segment Information
The Company is comprised of two reportable segments: the manufacture and sale of CEWs, batteries, accessories, extended warranties and other products and services (the “TASER Weapons” segment); and the software and sensors business, which includes the sale of devices, wearables, applications, cloud and mobile products (collectively, the “Software and Sensors” segment). Within the Software and Sensors segment, the Company specifies sales of products and services. Revenue from the Company's “products” in the Software and Sensors segment are generally sales of sensors, including on-officer body cameras, Axon Fleet cameras, other hardware sensors, warranties on sensors,and other products, and is sometimes referred to as Sensors and Other revenue. Revenue from the Company's “services” in the Software and Sensors segment comprise sales related to the Axon Cloud, which includes Evidence.com, cloud-based evidence management software revenue, other recurring cloud-hosted software revenue and related professional services, and is sometimes referred to as Axon Cloud revenue. Within the Software and Sensors segment, the Company

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

includes only revenues and costs attributable to that segment which include: costs of sales for both products and services, direct labor, selling expenses for the sales team, product management and research and development ("R&D") for products included, or to be included, within the Software and Sensors segment. All other costs are included in the TASER Weapons segment.
The Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (the “CODM”), is not provided asset information by segment. Reportable segments are determined based on discrete financial information reviewed by the CODM for the Company. The Company organizes and reviews operations based on products and services. The Company performs an annual analysis of its reportable segments. Additional information related to the Company’s business segments is summarized in Note 14.
Geographic Information and Major Customers
For the three months ended March 31, 2018 and 2017, no individual country outside the U.S. represented more than 10% of net sales. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of the Company's customers.
For the three months ended March 31, 2018 and 2017, no customer represented more than 10% of total net sales. At March 31, 2018 and December 31, 2017, no customer represented more than 10% of the aggregate accounts and notes receivable balance and contract assets.
Income per Common Share
Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Potentially dilutive securities include outstanding stock options and unvested restricted stock units ("RSUs"). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.
The calculation of the weighted average number of shares outstanding and earnings per share are as follows (in thousands except per share data):

	Three Months Ended March 31,
	2018	2017
Numerator for basic and diluted earnings per share:
Net income	$12,926	$4,580
Denominator:
Weighted average shares outstanding	53,119	52,418
Dilutive effect of stock-based awards	1,413	1,259
Diluted weighted average shares outstanding	54,532	53,677
Anti-dilutive stock-based awards excluded	404	676
Net income per common share:
Basic	$0.24	$0.09
Diluted	$0.24	$0.09

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Changes in the Company’s estimated product warranty liabilities were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$644	$780
Utilization of accrual	(93)	(66)
Warranty expense (recovery)	8	(367)
Balance, end of period	$559	$347
Fair Value Measurements and Financial Instruments
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

The Company has cash equivalents and investments, which at March 31, 2018 and December 31, 2017 were comprised of money market funds, state and municipal obligations, corporate bonds, and certificates of deposits. See additional disclosure regarding the fair value of the Company’s cash equivalents and investments in Note 3. Included in the balance of Other assets as of March 31, 2018 and December 31, 2017 was $3.8 million related to corporate-owned life insurance policies which are used to fund the Company’s deferred compensation plan. The Company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.
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

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Recently Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and Accounting Standards Codification ("ASC") Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers ("ASC 340-40"), (collectively, “Topic 606”). On January 1, 2018, the Company adopted Topic 606 by applying the modified retrospective method of adoption for all contracts that were not substantially completed as of the adoption date. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. Refer to Note 2 for further discussion.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for the fiscal year beginning after December 15, 2018 (including interim periods within that year) using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which amends ASC 326. The new guidance differs from existing GAAP wherein previous standards generally delayed recognition of credit losses until the loss was probable. ASU 2016-13 eliminates the probable initial recognition threshold and, instead, reflects an entity’s current estimate of all expected credit losses. The use of forecasted information is intended to incorporate more timely information in the estimate of expected credit loss. ASU 2016-13 is effective for the fiscal year beginning after December 15, 2019, and interim periods within that fiscal year, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-13 on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The Company adopted ASU 2016-15 effective January 1, 2018, and the adoption of this ASU did not have a material impact on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires an entity to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This removes the exception to postpone recognition until the asset has been sold to an outside party. The Company adopted ASU 2016-16 effective January 1, 2018, and the adoption of this ASU did not have a material impact on its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), which amends the existing guidance relating to the treatment of restricted cash and restricted cash equivalents on the statement of cash flows.  The Company adopted ASU 2016-18 effective January 1, 2018, and retrospectively updated the presentation of its unaudited consolidated statements of cash flows to include amounts of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts. The adoption of ASU 2016-18 did not have a material impact on the Company's consolidated financial statements.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) to provide a more robust framework to use in determining when a set of acquired assets and activities is a business. The Company adopted ASU 2017-01 effective January 1, 2018. The amendments in ASU 2017-01 provide a screen to determine when a set of acquired integrated assets and activities is not a business, and if the screen is not met it may result in fewer transactions that qualify as a business combination under ASC Topic 805. For the three months ended March 31, 2018, the adoption of ASU 2017-01 did not have a material impact on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 708. The Company adopted ASU2017-09 effective January 1, 2018, and the adoption of this ASU did not have a material impact on its consolidated financial statements.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
2. Revenues
Adoption of ASC Topic 606, "Revenue from Contracts with Customers"
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted, and continue to be reported in accordance with our historic accounting under ASC 605. The Company recorded a net increase in stockholders’ equity (retained earnings) of $19.0 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606 on contracts that were not complete as of that date. The areas most significantly impacted were contracts with contingent hardware revenue and the treatment of incremental costs of obtaining contracts with customers. The impacts as a result of applying Topic 606 was a net increase to revenue of $1.7 million and a net decrease to selling, general and administrative expenses of approximately $0.5 million related to the costs of obtaining contracts for the three months ended March 31, 2018 as compared to what would have been recognized under ASC 605. See the impacts to reported results below for the impact of adoption of the Topic 606 on our consolidated financial statements (in thousands):

	December 31, 2017 (As reported)	Impact of Adoption of Topic 606 on Opening Balance Sheet	January 1, 2018 (As adjusted)
Accounts and notes receivable, net	$56,064	$28,915	$84,979
Contract assets, net	—	5,512	5,512
Prepaid expense and other current assets	21,696	2,003	23,699
Total impacted current assets	77,760	36,430	114,190
Deferred income tax assets, net	15,755	(5,158)	10,597
Long-term notes receivable, net of current portion	36,877	(12,977)	23,900
Other assets	15,366	5,323	20,689
Total impacted assets	145,758	23,618	169,376

Accrued liabilities	23,502	2,512	26,014
Current portion of deferred revenue	70,401	863	71,264
Total impacted current liabilities	93,903	3,375	97,278
Deferred revenue, net of current portion	54,881	1,249	56,130
Total impacted liabilities	148,784	4,624	153,408
Retained earnings	123,185	18,994	142,179
Total impacted stockholders' equity	123,185	18,994	142,179
Total impacted liabilities and stockholders' equity	271,969	23,618	295,587

Revenue Recognition
Revenues are recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, each of which are generally distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental taxing authorities.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Topic 606. For contracts with multiple performance obligations, the Company allocates the contract transaction price to each performance obligation using the Company's estimate of the standalone selling price ("SSP") of each distinct good or service in the contract.
Performance obligations to deliver products, including CEWs, Axon cameras and related accessories such as cartridges, batteries and docks, are generally satisfied at the point in time the Company ships the product, as this is when the customer obtains control of the asset under our standard terms and conditions. In certain contracts with non-standard terms and conditions, these performance obligations may not be satisfied until formal customer acceptance occurs. Performance obligations to fulfill service-type extended warranties and provide our Software-as-a-Service (“SaaS”) offerings are generally satisfied over time as the customer receives and consumes the benefits of these services over the stated service period.
The Company has elected to recognize shipping costs when the control of hardware products or accessories have transferred to the customer as an expense in Cost of product sales.
Nature of Products and Services
The following table presents the Company's revenues by primary product and service offering (in thousands):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017 (1)
	TASER Weapons	Software and Sensors	Total	TASER Weapons	Software and Sensors	Total
TASER X26P	$16,474	$—	$16,474	$15,668	$—	$15,668
TASER X2	23,932	—	23,932	18,986	—	18,986
TASER Pulse and Bolt	1,346	—	1,346	1,022	—	1,022
Single cartridges	16,114	—	16,114	16,664	—	16,664
Axon Body	—	5,558	5,558	—	3,446	3,446
Axon Flex	—	1,669	1,669	—	1,475	1,475
Axon Dock	—	3,035	3,035	—	1,987	1,987
Axon Fleet	—	2,116	2,116	—	—	—
Evidence.com	—	20,241	20,241	—	11,742	11,742
TASER Cam	—	1,360	1,360	—	719	719
Extended warranties	3,706	2,490	6,196	2,843	1,418	4,261
Other	1,952	1,222	3,174	2,488	784	3,272
Total	$63,524	$37,691	$101,215	$57,671	$21,571	$79,242
(1) Amounts for the three months ended March 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.

The Company derives revenue from two primary sources: (1) the sale of physical products, including CEWs, Axon cameras, Axon Signal enabled devices, corresponding hardware extended warranties, and related accessories such as Axon docks, cartridges and batteries, among others, and (2) subscription to the Company's Evidence.com digital evidence management SaaS (including secure cloud-based storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, the Company also recognizes revenue from training, professional services and revenue related to other software and SaaS services.
Many of the Company's products and services are sold on a standalone basis. The Company also bundles its hardware products and services together and sells them to its customers in single transactions, where the customer can make payments over a multi-year period. These sales may include payments for upfront hardware and services, as well as payments for hardware and services to be provided by the Company at a future date. Additionally, the Company offers customers the ability to purchase CEW cartridges and certain services on an unlimited basis over the contractual term. Due to the unlimited nature of the arrangement whereby the Company is obligated to deliver unlimited products at the customer’s request, the Company accounts for these arrangements as stand-ready obligations, and recognizes revenue ratably over the contract period. Cost of product sales is recognized as the products are delivered to the customer.
The following table presents the Company's revenues disaggregated by geography (in thousands):

	Three Months Ended March 31,
	2018		2017 (1)
United States	$77,950	77%	$64,752	82%
Other countries	23,265	23	14,490	18
Total	$101,215	100%	$79,242	100%
(1) Amounts for the three months ended March 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when it invoices its customers and records a receivable. The Company records a contract asset when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue is recognized subsequent to invoicing.
Contract assets generally result from the Company's subscription programs where the Company satisfies a hardware performance obligation upon shipment to the customer and the right to the portion of the transaction price allocated to that hardware performance obligation is conditional on the Company’s future performance of a SaaS service obligation under the contract. The Company recognizes a portion the amount allocated to hardware products shipped to the customer as accounts receivable when invoiced to the customer, and records the remaining allocated value as a contract asset as the Company has generally fulfilled its hardware performance obligation upon shipment.
Contract liabilities generally consist of deferred revenue on the Company’s subscription programs where the Company generally invoices customers at the beginning of each annual period and records a receivable at the time of invoicing when there is an unconditional right to consideration.
Deferred revenue is comprised mainly of unearned revenue related to the Company's Evidence.com SaaS platform, secure cloud-based storage, service-type extended warranties, stand-ready obligations in our cartridge programs, and rights to future CEW, camera and related accessories hardware in our subscription programs. Revenue for Evidence.com and cloud-based storage, our service-type extended warranties and stand-ready cartridge programs is generally recognized on a straight-line basis over the subscription term. Revenue for the rights to future hardware is generally recognized at the point in time the hardware products are shipped to the customer.
Payment terms and conditions vary by contract type and geography, but our standard terms are that payments are due within 30 days from the date of invoice.
The following table presents the Company's contract assets, contract liabilities and certain information related to these balances as of and for the three months ended March 31, 2018 (in thousands):

March 31, 2018
Contract assets	$9,278
Contract liabilities (deferred revenue)	134,144
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	24,269

Contract liabilities (deferred revenue) consisted of the following (in thousands):

	March 31, 2018			December 31, 2017 (1)
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER Weapons	$11,601	$17,058	$28,659	$12,501	$18,619	$31,120
Software and Sensors	6,941	5,660	12,601	6,293	4,195	10,488
	18,542	22,718	41,260	18,794	22,814	41,608
Hardware:
TASER Weapons	4,283	12,440	16,723	4,164	11,401	15,565
Software and Sensors	14,152	15,197	29,349	16,956	14,781	31,737
	18,435	27,637	46,072	21,120	26,182	47,302
Software and Sensors Services	39,164	7,648	46,812	30,487	5,885	36,372
Total	$76,141	$58,003	$134,144	$70,401	$54,881	$125,282

	March 31, 2018			December 31, 2017 (1)
	Current	Long-Term	Total	Current	Long-Term	Total
TASER Weapons	$15,884	$29,498	$45,382	$16,665	$30,020	$46,685
Software and Sensors	60,257	28,505	88,762	53,736	24,861	78,597
Total	$76,141	$58,003	$134,144	$70,401	$54,881	$125,282
(1) Amounts as of December 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Remaining Performance Obligations
As of March 31, 2018, the Company had approximately $650 million of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606 as of March 31, 2018. The Company expects to recognize between 15% - 20% of this balance over the next twelve months and expects the remainder to be recognized over the following five to seven years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.
Costs to Obtain a Contract
The Company recognizes an asset for the incremental costs of obtaining a contract with a customer, which consist primarily of sales commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for the underlying performance obligations.
For contract costs related to performance obligations with an amortization period of one year or less, the Company applies the practical expedient to expense these sales commissions when incurred. These costs are recorded as incurred within sales, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive income.
As of March 31, 2018, the Company's assets for costs to obtain contracts were as follows (in thousands):

March 31, 2018
Current deferred commissions (1)	$5,526
Deferred commissions, net of current portion (2)	12,881
$18,407
(1) Current deferred commissions are included within "Prepaid expenses and other current assets" on the accompanying condensed consolidated balance sheet.
(2) Deferred commissions, net of current portion, are included in "Other assets" on the accompanying condensed consolidated balance sheet.

During the three months ended March 31, 2018, the Company recognized $1.1 million of amortization related to deferred commissions. These costs are recorded within sales, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive income.
Significant Judgments
The Company’s contracts with certain municipal government customers may be subject to budget appropriation, other contract cancellation clauses or future periods which are optional. In contracts where the customer’s performance is subject to budget appropriation clauses, we generally consider the likelihood of non-appropriation to be remote when determining the contract term and transaction price. Contracts with other cancellation provisions or optional periods may require judgment in determining the contract term, including the existence of material rights, transaction price and identifying the performance obligations.
At times, customers may request changes that either amend, replace or cancel existing contracts. Judgment is required to determine whether the specific facts and circumstances within the contracts require the changes to be accounted for as a separate contract or as a modification. Generally, contract modifications containing additional goods and services that are determined to be distinct and sold at their SSP, are accounted for as a separate contract. Contract modifications where both criteria are not met, the original contract is updated and the required adjustments to revenue will be made accordingly.
The Company's contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company considers CEW devices and related accessories as well as cameras and related accessories to be separately identifiable from each other as well as from extended warranties on these products and the SaaS subscriptions to Evidence.com.
In contracts where there are timing differences between when the Company transfers a promised good or service to the customer and when the customer pays for that good or service, the Company has determined that, with the exception of its TASER 60 installment purchase arrangements, its contracts generally do not include a significant financing component. For the three months ended March 31, 2018, the Company recorded revenue of $14.0 million, including $0.3 million of interest income, under the Company’s TASER 60 plan, and recorded $8.1 million, including $0.1 million of interest income, for the same period in 2017. Amounts for the three months ended March 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606.
Judgment is required to determine the SSP for each distinct performance obligation. The Company analyzes separate sales of its products and services as a basis for estimating the SSP of its products and services and then uses that SSP as the basis for allocating the transaction price when its products and services are sold together in a contract with multiple performance obligations. In instances where the SSP is not directly observable, such as when the Company does not sell the product or service separately, it determines the SSP using information that may include market conditions, time value of money and other observable inputs. The Company typically has more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information such geographic region and distribution channel in determining the SSP.
Sales are typically made on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts. Uncollectible accounts are written off when deemed uncollectible, and accounts and notes receivable are presented net of an allowance for doubtful accounts. This allowance represents our best estimate and is based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. In the event that actual uncollectible amounts differ from our estimates, additional expense could be necessary.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Cash, Cash Equivalents and Investments
The following tables summarize the Company's cash, cash equivalents, and held-to-maturity investments at March 31, 2018 and December 31, 2017 (in thousands):

	As of March 31, 2018
	Amortized Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$68,207	$—	$68,207	$68,207	$—

Level 1:
Money market funds	22,282	—	22,282	22,282	—
Corporate bonds	4,974	(3)	4,971	1,300	3,674
Subtotal	27,256	(3)	27,253	23,582	3,674

Level 2:
State and municipal obligations	1,342	—	1,342	541	801
Total	$96,805	$(3)	$96,802	$92,330	$4,475

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$53,459	$—	$53,459	$53,459	$—

Level 1:
Money market funds	20,884	—	20,884	20,884	—
Corporate bonds	6,632	(6)	6,626	—	6,632
Subtotal	27,516	(6)	27,510	20,884	6,632

Level 2:
State and municipal obligations	992	—	992	762	230
Total	$81,967	$(6)	$81,961	$75,105	$6,862
The Company believes the unrealized losses on its investments are due to interest rate fluctuations. As these investments are short-term in nature, are expected to be redeemed at par value, and/or because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2018 or as of December 31, 2017.
4. Inventory
Inventories are stated at the lower of cost and net realizable value. Cost is determined using the weighted average cost of raw materials which approximates the first-in, first-out (“FIFO”) method and includes allocations of manufacturing labor and overhead. Included in finished goods at March 31, 2018 and December 31, 2017 was $1.6 million and $1.4 million, respectively, of trial and evaluation hardware units. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventories consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

	2018	2017
Raw materials	$19,003	$20,119
Finished goods	24,101	25,346
Total inventory	$43,104	$45,465
5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2018 were as follows (in thousands):

	TASER Weapons	Software and Sensors	Total
Balance, beginning of period	$1,453	$13,474	$14,927
Foreign currency translation adjustment	10	10	20
Balance, end of period	$1,463	$13,484	$14,947

Intangible assets (other than goodwill) consisted of the following (in thousands):

		March 31, 2018			December 31, 2017
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Domain names	5-10 years	$3,161	$(504)	$2,657	$3,161	$(428)	$2,733
Issued patents	4-15 years	2,724	(959)	1,765	2,697	(913)	1,784
Issued trademarks	3-11 years	857	(416)	441	860	(397)	463
Customer relationships	4-8 years	1,396	(518)	878	1,377	(451)	926
Non-compete agreements	3-4 years	558	(376)	182	556	(346)	210
Developed technology	3-7 years	13,469	(4,723)	8,746	13,469	(3,956)	9,513
Re-acquired distribution rights	2 years	2,098	(1,049)	1,049	2,133	(711)	1,422
Total amortized		24,263	(8,545)	15,718	24,253	(7,202)	17,051
Not amortized:
TASER trademark		900		900	900		900
Patents and trademarks pending		878		878	872		872
Total not amortized		1,778		1,778	1,772		1,772
Total intangible assets		$26,041	$(8,545)	$17,496	$26,025	$(7,202)	$18,823

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization expense of intangible assets for the three months ended March 31, 2018 and 2017 was $1.4 million and $0.9 million, respectively. Estimated amortization for intangible assets with definite lives for the remaining nine months of 2018, the next five years ended December 31, and thereafter, is as follows (in thousands):

2018	$4,047
2019	3,871
2020	2,404
2021	2,269
2022	838
2023	568
Thereafter	1,721
Total	$15,718
6. Other Long-Term Assets
Other long-term assets consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

	2018	2017
Cash surrender value of corporate-owned life insurance policies	$3,804	$3,846
Deferred commissions (1)	12,881	6,803
Restricted cash (2)	2,468	3,333
Prepaid expenses, deposits and other	2,420	1,384
Total other long-term assets	$21,573	$15,366
(1) Represents assets for the incremental costs of obtaining a contract with a customer, which consist primarily of sales commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for the underlying performance obligations. The amounts as of December 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and is presented consistent with the prior period amounts. In connection with the Company's adoption of Topic 606, it recorded an adjustment of $7.3 million as of January 1, 2018, and of that amount, $5.4 million was recorded within long-term other assets. The adjusted balance of long-term deferred commissions as of January 1, 2018 was $12.2 million.
(2) As of March 31, 2018 and December 31, 2017, restricted cash primarily consisted of $1.8 million and $2.7 million, respectively, of sales proceeds related to long-term contracts with customers. As of March 31, 2018, the proceeds are held in escrow until certain billing milestones are achieved, and then specified amounts are transferred to the Company's operating accounts.
7. Accrued Liabilities
Accrued liabilities consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

	2018	2017
Accrued salaries, benefits and bonus	$10,217	$8,957
Accrued professional, consulting and lobbying fees	4,046	3,870
Accrued warranty expense	559	644
Accrued income and other taxes	8,945	2,558
Other accrued liabilities	11,102	7,473
Accrued liabilities	$34,869	$23,502

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Income Taxes
ASC 740 requires a company to record the effects of a tax law change in the period of enactment; however, shortly after the enactment of the Tax Cuts and Jobs Act (the "Tax Act"), the SEC staff issued Staff Accounting Bulletin 118 ("SAB 118"), which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The Company continues to analyze the impact of the Tax Act and expects that as additional guidance from IRS Treasury is provided, further updates will be necessary.
The Tax Act imposes a U.S. entity tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At March 31, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current-year operations only in our EAETR (estimated annual effective tax rate) and have not provided additional GILTI on deferred items.

Deferred Tax Assets
Net deferred income tax assets at March 31, 2018, include capitalized R&D costs, research and development tax credits, stock-based compensation expense, deferred revenue, warranty and inventory reserves, accrued vacation, and other items, partially offset by accelerated depreciation expense and intangible amortization that is not tax deductible. The Company’s total net deferred tax assets at March 31, 2018 were $14.2 million.
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
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As of March 31, 2018, the Company continues to demonstrate three-year cumulative pre-tax income in the U.S. federal and Arizona tax jurisdictions; however, the Company's Arizona R&D Tax Credits start to expire in 2018 with a significant tranche with a gross value of $1.2 million expiring if not used by the end of 2019. It appears that the Company’s long term investments, which impact short term profits, will likely result in some of the R&D credits expiring before they are utilized. Therefore, management has concluded that it is more likely than not that a portion of the Company’s deferred tax assets will not be realized and has established a valuation allowance.
The Company has claimed R&D tax credits of approximately $17.0 million for federal, Arizona and California income tax purposes related to tax years 2003 to 2018. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credits will not be sustained upon examination and recorded a liability for unrecognized tax benefits of $3.6 million as of March 31, 2018. In addition, management accrued $0.1 million for estimated uncertain tax positions related to certain state income tax liabilities, for a total unrecognized tax benefit as of March 31, 2018 of $3.7 million. Management expects the amount of unrecognized tax benefit liability to increase by $0.2 million within the next 12 months. Should the unrecognized benefit of $3.7 million be recognized, the Company's effective tax rate would be favorably impacted. Approximately $2.0 million of the unrecognized tax benefit associated with R&D credits has been netted against the R&D deferred tax asset.

Effective Tax Rate
The Company’s overall effective tax rate for the three months ended March 31, 2018, after discrete period adjustments, was 12.9%. Before discrete adjustments, the tax rate was 23.1%, which is more than the federal statutory rate primarily due to state taxes and non-deductible expenses for items such as meals and entertainment, executive compensation limitation under IRC section

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

162(m), lobbying fees, an income inclusion from GILTI, offset by a reduction for foreign-derived intangible income ("FDII"). This was partially offset by R&D tax credit deductions. The effective tax rate was favorably impacted by a $1.6 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs that vested or stock options that were exercised during the three months ended March 31, 2018.
9. Stockholders’ Equity
In May 2016, the Company’s stockholders approved a new stock incentive plan authorizing an additional 2.0 million shares, plus remaining available shares under a prior plan, for issuance under the new plan. Combined with the legacy stock incentive plans, there are 0.8 million shares available for grant as of March 31, 2018.
Performance-based stock awards
The Company has issued performance-based stock options and performance-based restricted stock units ("RSUs"), the vesting of which is contingent upon the achievement of certain performance criteria related to the operating performance of the Company, as well as successful and timely development and market acceptance of future product introductions. In addition, certain of the performance-based RSUs have additional service-based vesting requirements subsequent to the achievement of the performance criteria. Compensation expense is recognized over the implicit service period (the longer of the period the performance condition is expected to be achieved or the required service period) based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date.
Restricted Stock Units
The following table summarizes RSU activity for the three months ended March 31, 2018 (number of units and aggregate intrinsic value in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Units outstanding, beginning of year	2,348	$23.47
Granted	122	30.14
Released	(329)	24.14
Forfeited	(114)	21.79
Units outstanding, end of period	2,027	23.93	$79,681
Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the period, which was $39.31 per share, multiplied by the number of RSUs outstanding. As of March 31, 2018, there was $39.3 million in unrecognized compensation costs related to RSUs under the Company's stock plans. The Company expects to recognize the cost related to the RSUs over a weighted average period of 2.68 years. RSUs are released when vesting requirements are met.
During the three months ended March 31, 2018, the Company granted no performance-based RSUs As of March 31, 2018, the performance criteria had not been met for any of the 0.4 million performance-based RSUs outstanding.The performance-based RSUs granted in 2017 and 2016 contain provisions whereby the amount of RSUs that ultimately vest is dependent upon the level of achievement of performance metrics. The amount of RSUs included in the table above related to such grants is the target level, which is the Company's best estimate of the amount of RSUs that will vest. The maximum additional number of performance-based RSUs that could be earned is 0.3 million, which are not included in the table above.
Certain RSUs that vested in the three months ended March 31, 2018 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld were 0.1 million and had a value of $3.6 million on their respective vesting dates as determined by the Company’s closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the statement of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the amount of shares that would have otherwise been issued as a result of the vesting had they been settled on a gross basis with the employees responsible for directly remitting the applicable income and other employment taxes.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Activity
The following table summarizes stock option activity for the three months ended March 31, 2018 (number of units and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, beginning of year	804	$4.99
Granted	—	—
Exercised	(78)	4.54
Expired / terminated	—	—
Options outstanding, end of period	726	5.04	0.99	$24,879
Options exercisable, end of period	722	5.04	1.00	24,729
Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of the Company's common stock of $39.31 on March 31, 2018. The intrinsic value of options exercised for the three months ended March 31, 2018 and 2017 was $2.0 million and $0.7 million, respectively. As of March 31, 2018, total options outstanding includes 0.2 million performance-based stock options, of which 4,350 were unvested and of those, none are expected to vest.
On February 26, 2018, the Company's Board of Directors approved a new stock option grant to Patrick W. Smith, the Company's Chief Executive Officer (“CEO Performance Award”), which is subject to shareholder approval.  The CEO Performance Award will consist of 12 vesting tranches, each equal to 1% of the Company's outstanding common stock as of February 23, 2018, the business day prior to the award date. The CEO Performance Award will have a per share exercise price equal to $28.58, the closing price of our common stock on February 23, 2018, and will have a vesting schedule based entirely on the attainment of both operational and market capitalization goals. Because the CEO Performance Award is still subject to shareholder approval, there was no financial statement impact as of and for the three months ended March 31, 2018.
Stock-based Compensation Expense
Stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation cost over the requisite service period of an award on a straight-line basis for time-based RSUs and on a graded basis for RSUs that are contingent on the achievement of performance conditions. The following table summarizes the composition of stock-based compensation for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of products sold and services delivered	$141	$79
Sales, general and administrative expenses	2,304	2,028
Research and development expenses	1,648	1,340
Total stock-based compensation	$4,093	$3,447
Stock Repurchase Plan
In February 2016, the Company's Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. During the three months ended March 31, 2018 and 2017, no common shares were purchased under the program. As of March 31, 2018, $16.3 million remains available under the plan for future purchases. The Company suspended its 10b5-1 plan during 2016, and any future purchases will be discretionary.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Line of Credit
The Company has a $10.0 million revolving line of credit with a domestic bank. At both March 31, 2018 and December 31, 2017, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of March 31, 2018, the Company had letters of credit outstanding of $2.7 million under the facility, and available borrowing of $7.3 million. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates (currently LIBOR plus 1.25% or Prime less 0.50%). The line of credit matures on December 31, 2018, and requires monthly payments of interest only. The Company’s agreement with the bank requires it to comply with a maximum funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, as defined, of no greater than 2.00 to 1.00 based upon a trailing twelve-month period. At March 31, 2018, the Company’s funded debt to EBITDA ratio was 0.002 to 1.00.
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
In 2009, the Company implemented new risk management strategies, including revisions to product warnings and training to better protect both the Company and its customers from litigation based on “failure to warn” theories - which comprise the vast majority of the cases against the Company. These risk management strategies have been highly effective in reducing the rate and exposure from litigation post-2009. From the third quarter of 2011 to the first quarter of 2018, product liability cases have been reduced from 55 to seven active cases.
Management believes that pre-2009 cases have a different risk profile than cases which have occurred since the risk management procedures were introduced in 2009. Therefore, the Company necessarily treats certain pre-2009 cases as exceptions to the Company’s general no settlement policy in order to reduce caseload, legal costs and liability exposure.
The Company intends to continue its successful practice of aggressively defending and generally not settling litigation except in very limited and unusual circumstances as described above.With respect to each of the pending lawsuits, the following table lists the name of plaintiff, the date the Company was served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter.

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Derbyshire	Nov-09	Ontario, Canada Superior Court of Justice	Officer Injury	Discovery Phase. Trial scheduled for October 14, 2019.
Shymko	Dec-10	The Queen's Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase, currently inactive
Ramsey	Jan-12	12th Judicial Circuit Court, Broward County, FL	Wrongful Death	Discovery Phase
Bennett	Sep-15	11th Judicial Circuit Court, Miami-Dade County, FL	Wrongful Death	Discovery Phase. Trial scheduled for June 18, 2018.
Masters	Nov-16	U.S. District Court, Western District of Missouri	Suspect Injury	Discovery Phase. Trial scheduled for December 10, 2018.
Taylor	Mar-17	U.S, District Court, Southern District of Texas	Officer Injury	Discovery Phase. The Company's motion for summary judgment was filed on April 20, 2018. Docket call scheduled for August 31, 2018.
Wiggington	Apr-18	U.S, District Court, Western District Court of Missouri	Wrongful Death	Pleading Phase
No product liability cases were dismissed or judgments entered during the first quarter of 2018 and through the date of these financial statements and there are no product litigation matters in which the Company is involved that are currently on appeal.

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

Policy Year	Policy Start Date	Policy End Date	Insurance Coverage	Deductible Amount	Defense Costs Covered	Remaining Insurance Coverage	Active Cases and Cases on Appeal
2009	12/15/2008	12/15/2009	$10.0	$1.0	N	$10.0	Derbyshire
2010	12/15/2009	12/15/2010	10.0	1.0	N	10.0	Shymko
2011	12/15/2010	12/15/2011	10.0	1.0	N	10.0	n/a
Jan-Jun 2012	12/15/2011	6/25/2012	7.0	1.0	N	7.0	Ramsey
Jul-Dec 2012	6/25/2012	12/15/2012	12.0	1.0	N	12.0	n/a
2013	12/15/2012	12/15/2013	12.0	1.0	N	12.0	n/a
2014	12/15/2013	12/15/2014	11.0	4.0	N	11.0	n/a
2015	12/15/2014	12/15/2015	10.0	5.0	N	10.0	Bennett
2016	12/15/2015	12/15/2016	10.0	5.0	N	10.0	Masters
2017	12/15/2016	12/15/2017	10.0	5.0	N	10.0	Taylor
2018	12/15/2017	12/15/2018	10.0	5.0	N	10.0	Wiggington
Other Litigation
Phazzer Patent Infringement Litigation
In November 2015, the Company filed a complaint against Phazzer Electronics Inc. and Sang Min International Co. Ltd. for patent infringement, trademark infringement and false advertising. On July 21, 2017, the U.S. District Court for the Middle District of Florida granted the Company's Motion for Sanctions and for a Permanent Injunction against Florida-based Phazzer Electronics, Inc. The Court issued a broad permanent injunction against Phazzer banning sales of the infringing Phazzer Enforcer CEWs and dart cartridges. The injunction prohibits Phazzer and its officers, agents, employees, and anyone else acting in concert with them, from making, using, offering for sale, selling, distributing, importing or exporting Phazzer CEWs and associated cartridges. Phazzer is further enjoined from dumping its infringing inventory by “donating” CEWs to law enforcement, and from false advertising and comparison to TASER® brand products. Both Phazzer and its U.S. distributors are barred from exporting CEWs or cartridges to fill foreign orders. The injunction also makes clear that nonparties who assist Phazzer in violating the injunction, including specifically Taiwanese CEW manufacturer Sang Min International and Double Dragon Development and Trading Corporation, may be held in contempt of court. On August 10, 2017, Phazzer filed a notice of appeal which is detailed in the following section entitled cases on appeal. On April 19, 2018, the Court denied Phazzer's second motion to stay the injunction pending appeal.
On April 4, 2018, the Court entered a judgment for the Company against Phazzer in an amount exceeding $7.8 million which included an award to the Company of compensatory and treble damages for willful infringement, and also an award of reasonable attorneys’ fees and costs. The collectability of this judgment is in doubt since Phazzer has informed the Court that it is insolvent.
In imposing severe sanctions against Phazzer, the Court found that Phazzer “engaged in a pattern of bad faith conduct designed and intended to delay, stall, and increase the cost of this litigation,” and that Phazzer repeatedly disregarded Court Orders thereby exhibiting “contemptuous”, “egregious”, “flagrant” and “intentional obstructionist behavior” resulting in willful “abuse [of] the judicial process.”
The Company’s patent (U.S. No. 7,234,262) at issue in the litigation (Case No. 6:16-cv-00366-PGB-KRS) relates to the CEW’s data recording of date and time of each trigger operation and duration of the stimulus. The Court found that patent is “valid, enforceable, and infringed by Phazzer.” The injunction will remain in effect until the patent expires, and includes any CEW or device not colorably different from the Phazzer Enforcer CEW. Phazzer filed a second petition for reexamination of the Company's Patent on April 27, 2017 which resulted in a non-final office action on December 5, 2017 rejecting all old and new patent claims. The Company filed its response on February 5, 2018 and a final office action was issued by the USPTO rejecting all old and new patent claims. The Company has appealed this ruling. The injunction is still in full force and effect despite recent USPTO office action.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company's trademark that is the subject of the injunction is Federal Registration No. 4,423,789, relating to the non-functional shape of TASER CEW cartridges used to launch the darts. The Court found the trademark “valid and enforceable, not generic, functional, or merely descriptive, and infringed by Phazzer.” The permanent injunction covers all Phazzer CEW dart cartridges that are confusingly similar to, or not more than a colorable imitation of, TASER CEW cartridges, and includes Phazzer product numbers 1-DC15, 1-DC21, 1-DC25, 1-DC21-SIDT, 1-PB30, 1-PB8F, 1-PB15943, 1-RB30, 1-PA30, and 1-LOWIMPT2015. Phazzer has filed a petition to cancel Axon’s trademark.
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
Digital Ally Patent Litigation
In February 2016, the Company was served with a first amended complaint filed by Digital Ally in the Federal District Court for the District of Kansas alleging patent infringement regarding the Company's Axon Signal technology, commercial bribery, antitrust, and unfair competition. In March 2016, the Company was served with a second amended complaint with similar allegations. The second amended complaint seeks a judgment of infringement, monetary damages, a permanent injunction, punitive damages and attorneys’ fees and costs.
Digital Ally’s complaint has been substantially narrowed based on (1) the district court dismissing all of Digital Ally’s antitrust claims in January 2017; (2) the USPTO granting validity review of Digital Ally’s ‘292 patent in June 2017, and Digital Ally subsequently dismissing this patent from the litigation and covenanting not to sue the Company with respect to existing and prior products; and (3) Digital Ally’s dismissal of certain inconsistent claims in the ‘452 patent, leaving only independent claim 10 for resolution by the Court. The Company believes the remaining claim of the ‘452 patent is invalid and not infringed, and is vigorously defending this litigation. Digital Ally filed an appeal on the dismissal of its antitrust claims on April 20, 2017, which is pending in the Federal Circuit Court of Appeals. The Company’s inter parte review of the ‘292 patent was heard by the PTAB on February 23, 2018, and a decision is expected by early June 2018.
The litigation stay has been lifted and the case is in the discovery phase. A third Scheduling Order was entered on December 20, 2017, and a Markman Hearing was held on March 8, 2018.
Antoine di Zazzo Arbitration
In April 2016, the Company was served with a notice of arbitration claim filed by Antoine di Zazzo, the Company’s former distributor in France, for commissions allegedly owed Mr. di Zazzo. The arbitration claim was filed with the International Court of Arbitration of the International Chamber of Commerce in Paris, France, and the amount that is claimed in controversy is $0.6 million. The Company’s records reflect that all commissions that were due Mr. di Zazzo under his contract were paid or offered to him and the Company will vigorously defend this arbitration claim.
VIEVU Commercial Litigation
In February 2017, the Company was served with a complaint filed by VieVU, LLC (“VIEVU” ) alleging tortious interference with a business expectancy. In February 2017, the Company filed complaints against VIEVU for unfair competition and false advertising in both the Superior Court of Arizona for Maricopa County as well as the California Superior Court for Santa Cruz County. VIEVU and the Company entered into mutual stipulations for dismissal of both parties’ complaints against the other. On February 21, 2018, the Federal lawsuit against VIEVU was dismissed, and on February 27, 2018 the State lawsuit against the Company was dismissed.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Appeals
The judgment entered resulting from the Court granting the Company’s motion for dismissal of Digital Ally litigation for antitrust claims as well as the judgment and permanent injunction in the Company’s favor against Phazzer are on appeal as noted in the following table:

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Digital Ally	Jan-16	U.S. District Court, District of Kansas	Antitrust Claims	The Company's motion for dismissal of the antitrust claims was granted on January 12, 2017 with judgment entered in its favor on April 14, 2017 and Plaintiff filed an appeal on April 20, 2017.
Axon	Mar-16	U.S. District Court, Middle District of Florida	Judgment and Permanent Injunction	The Company received judgment in its favor and a permanent injunction against Phazzer on July 21, 2017. Phazzer filed a notice of appeal on August 10, 2017.
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
Based on the Company's assessment of outstanding litigation and claims as of March 31, 2018, the Company has determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect its results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by its insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.
Off-Balance Sheet Arrangements
Under certain circumstances, the Company uses letters of credit and surety bonds to guarantee its performance under various contracts, principally in connection with the installation and integration of its Axon cameras and related technologies. Certain of the Company's letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At March 31, 2018, the Company had outstanding letters of credit of $2.7 million that are expected to expire in May 2018. Additionally, the Company had $10.6 million of outstanding surety bonds at March 31, 2018, with $1.0 million expiring in 2018, $0.1 million expiring in 2020, $2.3 million expiring in 2021, $3.1 million expiring in 2022 and the remaining $4.0 million expiring in 2023.
12. Related Party Transactions
The Company subscribes to various cloud-based applications from Salesforce. Bret Taylor, a member of the Company's Board of Directors, serves as President and Chief Product Officer of Salesforce. The Company incurs costs at different times throughout the year, typically in advance of services being provided, and subsequently amortizes these costs ratably to expense as services are provided over the contractual term. The Company did not make any payments related to these services during the three months ended March 31, 2018, and made payments of $1.0 million during the three months ended March 31, 2017.
13. Employee Benefit Plans
The Company has a defined contribution profit sharing 401(k) plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum amount allowed by law of their eligible compensation.
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
Contributions to the plans are made by both the employee and the Company. Company contributions to the 401(k) plan are based on the level of employee contributions and are immediately vested. The Company’s matching contributions to the 401(k) plan for the three months ended March 31, 2018 and 2017, were $0.8 million and $0.7 million, respectively. Future matching or profit sharing contributions to the plans are at the Company’s sole discretion.
14. Segment Data
The Company is comprised of two reportable segments: the manufacture and sale of CEWs, batteries, accessories, extended warranties and other products and services (the “TASER Weapons” segment); and the software and sensors business, which includes the sale of devices, wearables, applications, cloud and mobile products (collectively, the “Software and Sensors” segment). Within the Software and Sensors segment, the Company specifies sales of products and services. Revenue from the Company's “products” in the Software and Sensors segment are generally sales of sensors, including on-officer body cameras, Axon Fleet cameras, other hardware sensors, warranties on sensors,and other products, and is sometimes referred to as Sensors and Other revenue. Revenue from the Company's “services” in the Software and Sensors segment comprise sales related to the Axon Cloud, which includes Evidence.com, cloud-based evidence management software revenue, other recurring cloud-hosted software revenue and related professional services, and is sometimes referred to as Axon Cloud revenue. Within the Software and Sensors segment, the Company includes only revenues and costs attributable to that segment which include: costs of sales for both products and services, direct labor, selling expenses for the sales team, product management and R&D for products included, or to be included, within the Software and Sensors segment. All other costs are included in the TASER Weapons segment. The Company’s Chief Executive Officer, who is the CODM, is not provided asset information by segment, and therefore, no asset information is provided.
Information relative to the Company’s reportable segments was as follows (in thousands):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017 (1)
	TASER Weapons	Software and Sensors	Total	TASER Weapons	Software and Sensors	Total
Net sales from products (2)	$63,524	$17,450	$80,974	$57,671	$9,820	$67,491
Net sales from services (3)	—	20,241	20,241	—	11,751	11,751
Net sales	63,524	37,691	101,215	57,671	21,571	79,242
Cost of product sales	20,543	11,891	32,434	18,026	9,046	27,072
Cost of service sales	—	4,320	4,320	—	3,500	3,500
Cost of sales	20,543	16,211	36,754	18,026	12,546	30,572
Gross margin	42,981	21,480	64,461	39,645	9,025	48,670
Sales, general and administrative	21,265	14,494	35,759	17,216	13,641	30,857
Research and development	2,960	12,159	15,119	2,212	10,251	12,463
Income (loss) from operations	$18,756	$(5,173)	$13,583	$20,217	$(14,867)	$5,350
(1) Amounts for the three months ended March 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
(2) Software and Sensors “products” revenue consists of sales of sensors, including on-officer body cameras, Axon Fleet cameras, other hardware sensors, warranties on sensors, and other products, and is sometimes referred to as Sensors and Other revenue.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(3) Software and Sensors “services” revenue comprises sales related to the Axon Cloud, which includes Evidence.com, cloud-based evidence management software revenue, other recurring cloud-hosted software revenue and related professional services and is sometimes referred to as Axon Cloud revenue.
15. Subsequent Event
On May 3, 2018 (the “Closing Date”), the Company acquired all of the outstanding ownership interests of VIEVU, LLC (“VIEVU”), a public safety camera and cloud-based evidence management system provider for law enforcement agencies.
The purchase price consisted of $4.6 million in cash and 58,843 shares of the Company's common stock (the “Closing Stock”) issued to VIEVU’s parent company, Safariland, LLC (“Safariland”), at closing. The number of shares of Closing Stock was determined by dividing $2.5 million in aggregate value by the volume-weighted average price of the Company’s common stock, as reported on the NASDAQ Global Select Market, for the 20-trading day period up to and including the trading day that was three trading days immediately preceding (but not including) the Closing Date (the “Closing Stock Price”). The Closing Stock Price was $42.49 per share.
Pursuant to the terms of the transaction, the Company has agreed to issue up to $6.0 million in aggregate value of its common stock (the “Earn-Out Stock Payments”), at a price per share equal to the Closing Stock Price, if certain conditions relating to retention of VIEVU’s customers are met as of the first and second anniversaries of the Closing Date. Subject to the satisfaction of those conditions, the Company may issue up to 141,226 additional shares of common stock in respect of the Earn-Out Stock Payments.
Concurrently with the closing of the VIEVU acquisition, the Company entered into a long-term Product Development and Supplier Agreement (the “Supply Agreement”) with Safariland, pursuant to which Safariland will be the Company’s preferred provider of holsters for its CEW products. The Company will include the fair value of the Supply Agreement as a component of the purchase price to be allocated to the acquired net assets of VIEVU. The acquisition will be accounted for in the second quarter of fiscal year 2018 using the acquisition method in accordance with ASC 805, Business Combinations. Accordingly, the identified assets and liabilities assumed will be measured at their acquisition-date fair value. VIEVU’s operating results will be included in the Company’s consolidated financial statements from the effective date of the acquisition (i.e., May 3, 2018).
The Closing Stock and the shares of common stock that may be issued in respect of the Earn-Out Stock Payments (if any), was and will be, as applicable, issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC thereunder. Safariland represented and warranted to the Company that it is an “accredited investor” as that term is defined in Rule 501 of Regulation D, and the Company did not engage in any general solicitation in connection with the issuances of Company common stock contemplated by the terms of the transaction. All such shares of Company common stock are and will be, as applicable, “restricted securities” as that term is defined in Rule 144 promulgated by the SEC under the Securities Act.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of March 31, 2018, and results of operations for the three months ended March 31, 2018 and 2017. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Certain statements contained in this report that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions and strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things: our intentions about future development efforts and activities, including our intentions to invest in R&D as well as the development of new product and service lines and enhanced features for our existing product and service lines; our need that customers upgrade and replace existing conducted electrical weapons (“CEW”) units and the willingness of customers to do so; that we may have more sales denominated in foreign currencies in 2018; our intention to increase our investment in the development of sales in the international, military and law enforcement market; our plans to expand our sales force; that cloud and mobile technologies are fundamentally changing the police environment; our plan to invest in web activities and law enforcement trade shows in 2018; our intention to not pay dividends; that increases in marketing and sales activities will lead to an increase in sales; our belief that the video evidence capture and management market will grow significantly in the near future and the reasons for that belief; our intention to continue to pursue the personal security market; our intention to grow direct sales; the sufficiency of our facilities and our strategy to expand manufacturing capacity if needed; that we may lease facilities from parties that specialize in handling and manufacturing of firearm materials; that we expect to continue to depend on sales of our X2 and X26P CEW devices; our intention to apply for and prosecute our patents; that selling, general and administrative expense will increase in 2018; that research and development expenses will increase in 2018; the timing of the resolution of uncertain tax positions; our intention to hold investments to maturity; the effect of interest rate changes on our annual interest income; that we may engage in currency hedging activities; our intentions concerning, and the effectiveness of, our ongoing marketing efforts through web activities, trial programs, tech summits and law enforcement trade shows; the benefits of our CEW products compared to other lethal and less-lethal alternatives; the benefits of our Software and Sensors products compared to our competitors'; our belief that customers will honor multi-year contracts despite the existence of appropriations, termination for convenience. or similar clauses; our belief that customers will renew their Evidence.com service subscriptions at the end of the contractual term; our insulation from competition and our competitive advantage in the weapons business; estimates regarding the size of our target markets and our competitive position in existing markets; the availability of alternative materials and components suppliers; the benefits of the continued automation of our production process; the sufficiency and availability of our liquid assets and capital resources; our financing and growth strategies, including: our decision not to pay dividends, potential joint ventures, mergers and acquisitions, stock repurchases and hedging activities; the safety of our products; our litigation strategy, including the outcome of legal proceedings in which we are currently involved; our ability to maintain secure and consistent customer data access and storage, including the use of third-party data storage providers, and the impact of a loss of customer data, a breach of security or an extended outage; our ability to attract and retain the qualified professional services necessary to implement and maintain our business, both through employment and through other partnership arrangements; the effect of current and future tax strategies; the fluctuations in our effective tax rate; the impact of the U.S. Tax Cuts and Jobs Act (the “Tax Act”); the impact of recently adopted and future accounting standards; the impact of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and ASC Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers ("ASC 340-40") (collectively, “Topic 606”); and the ultimate resolution of financial statement items requiring critical accounting estimates, including those set forth in our Form 10-K for the year ended December 31, 2017.

Overview
Axon Enterprise, Inc.’s (the “Company” or “Axon” or “we” or “our”) core mission is to protect life, to protect truth and to reduce social conflict through developing and selling technologies that make communities safer. We are highly focused on disrupting existing categories and bringing public safety technology into the 21st century. We are the market leader in the development, manufacture and sale of conducted electrical weapons (“CEWs”) and other electronic weapons designed for use in law enforcement, military, corrections, private security and personal defense. We have also developed a fully integrated hardware and cloud-based software solution to provide our law enforcement customers the capabilities to capture, securely store, manage, share and analyze video and other digital evidence.
Our strategic growth areas are TASER weapons, Sensors hardware including on-officer body cameras and Axon Fleet in-car video systems, our Evidence.com connected software network, and Axon Records and Computer Aided Dispatch software. These value streams exist within an estimated $7.7 billion total addressable market, comprising TASER weapons ($1.5 billion), hardware sensors ($0.7 billion), and cloud-based public safety software ($5.5 billion.)
The $1.5 billion TASER Weapons total addressable market estimates 660,000 domestic patrol officers and 1,800,000 immediately addressable international patrol officers at an average revenue of $600 per year ($50 per user per month) including the weapon, cartridges, batteries, and enhanced services currently under development.
The $5.5 billion cloud-based public safety software total addressable market estimates 1,000,000 domestic patrol officers with annual digital evidence management revenue of $750 per year ($63 per user per month, which reflects Axon current list pricing), 1,000,000 domestic police officers with annual advanced intelligence and analytics revenue of $350 per year ($29 per user per month based on estimated market pricing), 400,000 domestic patrol vehicle license evidence management annual revenue of $925 ($77 per user per month, which reflects 60% allocation to software of Axon's $129 per month listed pricing), 2,100,000 public safety employees with annual records management & computer dispatch revenue of $1,500 per year ($125 per user per month based on estimated market pricing and analysis of current existing RMS and CAD contracts), and 1,000,000 immediately addressable international officers with annual revenue of $750 per year ($63 per user per month based on Axon's current listed software pricing).

The hardware sensors $0.7 billion total addressable market estimates 660,000 domestic patrol officers and 1,000,000 immediately addressable international officers with annual camera and dock revenue of $200 per year ($16-$19 per user per month based on Axon's listed pricing), 400,000 domestic patrol vehicles with annual hardware revenue of $600 per year ($50 per user per month based on 40% of allocation to hardware of Axon's $129 per month listed pricing), and 660,000 domestic patrol officers with annual revenue of $120 per year ($10 per user per month based on Axon's listed pricing) for the Signal Sidearm product.
Our long-term financial strategy includes shifting our revenue, contracts, and cash flows from book-and-ship hardware transactions to multi-element, multi-year, subscription or recurring payment plans. During the three months ended March 31, 2018, 55% of our consolidated revenues were recognized from contracts with multiple performance obligations, while within our TASER Weapons and Software and Sensors segments, approximately 32% and 94%, respectively, were recognized from contracts containing multiple performance obligations. Recurring revenue refers to those contracts with multiple performance obligations, which we break out in more detail in the Critical Accounting Estimates.
As of March 31, 2018, we have booked 226,900 cloud-based software licenses on the Axon Cloud network and we have annual recurring run-rate Axon Cloud and Sensors and Other revenue of $83.3 million. Annual recurring run-rate revenue is calculated by annualizing our most previous reported month's recurring license, integration, warranty and storage revenue. Our long-term goal is to transition a majority of our customers to recurring payment plan or subscription contracts.
We are also highly focused on driving operating leverage and profitability within our two reported segments, TASER Weapons and Software & Sensors.
Results of Operations

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
The following table presents data from our statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended March 31,
	2018		2017 (1)
Net sales from products	$80,974	80.0%	$67,491	85.2%
Net sales from services	20,241	20.0	11,751	14.8
Net sales	101,215	100.0	79,242	100.0
Cost of product sales	32,434	32.0	27,072	34.2
Cost of service sales	4,320	4.3	3,500	4.4
Cost of sales	36,754	36.3	30,572	38.6
Gross margin	64,461	63.7	48,670	61.4
Operating expenses:
Sales, general and administrative	35,759	35.3	30,857	38.9
Research and development	15,119	14.9	12,463	15.7
Total operating expenses	50,878	50.3	43,320	54.7
Income from operations	13,583	13.4	5,350	6.8
Interest and other income, net	1,263	1.2	206	0.3
Income before provision for income taxes	14,846	14.7	5,556	7.0
Provision for income taxes	1,920	1.9	976	1.2
Net income	$12,926	12.8%	$4,580	5.8%
(1) Amounts for the three months ended March 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.

The following table presents the Company's revenues disaggregated by geography (in thousands):

	Three Months Ended March 31,
	2018		2017 (1)
United States	$77,950	77%	$64,752	82%
Other countries	23,265	23	14,490	18
Total	$101,215	100%	$79,242	100%
(1) Amounts for the three months ended March 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Net Sales
Net sales by product line were as follows (dollars in thousands):

	Three Months Ended March 31,				Dollar Change	Percent Change
	2018		2017 (1)
TASER Weapons segment:
TASER X26P	$16,474	16.3%	$15,668	19.8%	$806	5.1%
TASER X2	23,932	23.6	18,986	24.0	4,946	26.1
TASER Pulse and Bolt	1,346	1.3	1,022	1.3	324	31.7
Single cartridges	16,114	15.9	16,664	21.0	(550)	(3.3)
Extended warranties	3,706	3.7	2,843	3.6	863	30.4
Other	1,952	1.9	2,488	3.1	(536)	(21.5)
Total TASER Weapons segment	63,524	62.8	57,671	72.8	5,853	10.1
Software and Sensors segment:
Axon Body	5,558	5.5	3,446	4.3	2,112	61.3
Axon Flex	1,669	1.6	1,475	1.9	194	13.2
Axon Fleet	2,116	2.1	—	—	2,116	*
Axon Dock	3,035	3.0	1,987	2.5	1,048	52.7
Evidence.com	20,241	20.0	11,742	14.8	8,499	72.4
TASER Cam	1,360	1.3	719	0.9	641	89.2
Extended warranties	2,490	2.5	1,418	1.8	1,072	75.6
Other	1,222	1.2	784	1.0	438	55.9
Total Software and Sensors segment	37,691	37.2	21,571	27.2	16,120	74.7
Total net sales	$101,215	100.0%	$79,242	100.0%	$21,973	27.7
* Not meaningful
(1) Amounts for the three months ended March 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.

Net unit sales for TASER Weapons handles and other products and Software and Sensors segment products were as follows:

	Three Months Ended March 31,		Unit Change	Percent Change
	2018	2017
TASER X26P	15,720	15,361	359	2.3%
TASER X2	20,501	17,137	3,364	19.6
TASER Pulse and Bolt	4,000	3,572	428	12.0
Cartridges	532,952	595,986	(63,034)	(10.6)
Axon Body	21,769	20,313	1,456	7.2
Axon Flex	3,693	3,101	592	19.1
Axon Fleet	1,857	—	1,857	*
Axon Dock	5,844	4,875	969	19.9
TASER Cam	3,528	1,339	2,189	163.5
* Not meaningful
Net sales were $101.2 million and $79.2 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $22.0 million or 27.7%. International revenues were $23.3 million and $14.5 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $8.8 million or 60.6%.
Net sales for the TASER Weapons segment were $63.5 million and $57.7 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $5.9 million or 10.1%. The Company increased sales of its TASER X26P and X2 Smart Weapons by $5.8 million to $40.4 million during the quarter ended March 31, 2018 as compared to $34.7 million during the same period in 2017, which was primarily attributable to increased sales under the Officer Safety Plan and TASER 60 payment programs.
Net sales for the Software and Sensors segment were $37.7 million and $21.6 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $16.1 million, or 74.7%. The overall increase in the Software and Sensors segment was driven by continued adoption of on-officer cameras and related technologies, including the Company's Evidence.com digital evidence management software suite. Revenue related to the Company's Axon Body, Axon Flex, and Axon Dock increased $3.4 million in the first quarter of 2018 compared to the same period in 2017 due to the continued adoption by new agencies of the Company's technologies. The Company recorded net sales of $2.1 million related to Axon Fleet in the first quarter of 2018, with no amounts recorded during the same period in 2017. Evidence.com revenues for the three months ended March 31, 2018 increased $8.5 million to $20.2 million as compared to the same period in 2017. This increase was primarily driven by the continued increase in active users on the Company's Evidence.com platform.
To gain more immediate feedback regarding activity for Axon camera products and Evidence.com services, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales), including contractual optional periods we expect to be exercised, net of cancellations, placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Most bookings will be invoiced in subsequent periods. Due to municipal government funding rules, in some cases certain of the future period amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although the Company has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be fulfilled, if agencies do not exercise contractual options, do not appropriate funds in future year budgets, or do enact a cancellation clause, revenue associated with these bookings may not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to the Company's Software and Sensors segment, net of cancellations, were $97.5 million and $60.1 million during the three months ended March 31, 2018 and 2017, respectively, an increase of $37.4 million, or 62.3%.

The chart below illustrates the Company's Software and Sensors segment quarterly bookings for each of the previous six fiscal quarters (in thousands):
Cost of Product and Service Sales
Cost of product and service sales was $36.8 million and $30.6 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $6.2 million, or 20.2%. As a percentage of net sales, cost of product and service sales decreased to 36.3% for the three months ended March 31, 2018 compared to 38.6% during the same period in 2017. The Company noted no significant changes in variable manufacturing costs during the three months ended March 31, 2018 as compared to the same period in 2017.
Within the TASER Weapons segment, cost of product sales increased to $20.5 million for the three months ended March 31, 2018 from $18.0 million for the same period in 2017 as a result of higher sales volumes, and increased as a percentage of sales to 32.3% from 31.3%, respectively.
Within the Software and Sensors segment, cost of product and service sales increased to $16.2 million for the three months ended March 31, 2018 from $12.5 million for the same period in 2017 as a result of higher sales volumes, and decreased as a percentage of sales to 43.0% for the three months ended March 31, 2018 from 58.2% for the same period in 2017.
Gross Margin
Gross margin increased $15.8 million to $64.5 million for the three months ended March 31, 2018 compared to $48.7 million for the same period in 2017. As a percentage of net sales, gross margin was 63.7% for the three months ended March 31, 2018 compared to 61.4% for the same period in 2017, which was primarily attributable to increased leveraging of fixed costs related to cloud storage.
As a percentage of net sales, gross margin for the TASER Weapons segment decreased slightly to 67.7% from 68.7% for the three months ended March 31, 2018 and 2017, respectively. As a percentage of net sales, gross margin for the Software and Sensors segment was 57.0% and 41.8% for the three months ended March 31, 2018 and 2017, respectively. Within the Software and Sensors segment, hardware gross margin was 31.9% for the three months ended March 31, 2018 and 7.9% for the same period in 2017, while the service margins were 78.7% and 70.2% during those same periods, respectively. The increase in hardware gross margins during the three months ended March 31, 2018 was primarily attributable to accounting adjustments required under the new revenue accounting standard. Previously, the level of discounting in the Company's contracts resulted in a portion of the contractual consideration allocated to the delivered hardware to be recognized as revenue ratably over the Evidence.com subscription term, while the full cost of the product was recognized when the hardware was delivered to the customer resulting in lower gross margins initially. Under the new revenue accounting standard, generally the full amount of revenue related to the delivered hardware is recognized in the period in which it is delivered resulting in better matching of the revenues and related costs. The increase service margins during the three months ended March 31, 2018 as compared to the same period in 2017 was attributable to the reduction of non-recurring expenses related to the Company's data migration to its new cloud-storage provider that was completed in 2018, as well as increased leveraging of fixed costs related to cloud-storage.

Sales, General and Administrative Expenses
Sales, general and administrative (“SG&A”) expenses were comprised as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2018	2017 (1)
Total sales, general and administrative expenses	$35,759	$30,857	$4,902	15.9
Sales, general, and administrative as a percentage of net sales	35.3%	38.9%
(1) Amounts related to commissions expense for the three months ended March 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Within the TASER Weapons segment, SG&A increased $4.0 million, or 23.5%, to $21.3 million during the three months ended March 31, 2018 as compared to $17.2 million for the three months ended March 31, 2017. Of the increase, $2.1 million related to higher salaries, benefits and bonus related primarily to sales and marketing, professional staff and general support staff, as well as increased professional and consulting costs of $1.5 million primarily related to its implementation efforts related to the adoption of Topic 606.
Within the Software and Sensors segment, SG&A increased $0.9 million, or 6.3%, to $14.5 million during the three months ended March 31, 2018 as compared to $13.6 million for the same period in 2017. The increase was primarily attributable to increased costs related to sales and marketing.
Research and Development Expenses
R&D expenses were comprised as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2018	2017
Total research and development expenses	$15,119	$12,463	$2,656	21.3
Research and development as a percentage of net sales	14.9%	15.7%
The Company's Software and Sensors segment was responsible for 72% of the overall increase in R&D expense. Within the TASER Weapons segment, R&D expense increased $0.7 million, which was almost entirely comprised of increased salaries, benefits and bonus as the Company continues to invest in personnel allocated to the development of new CEW related technologies. Of the $1.9 million increase in R&D expense for the Software and Sensors segment, $3.0 million related to salaries and benefits, inclusive of stock-based compensation, which was partially offset by $1.0 million of lower expenses related to external professional and consulting fees. The Company expects R&D expense to continue to increase in absolute dollars as it invests in the deployment of new CEW technologies and focuses on growing the Software and Sensors segment as it adds headcount and additional resources to develop new products and services to further advance its scalable cloud-connected device platform. The Company believes that these investments will result in an increase in our subscription revenue base, which over time will result in revenue increasing faster than the increase in selling, general and administrative expenses and research and development costs, as we reach economies of scale. With this increased operating leverage, the Company expects its operating margins to increase in the long term.
Interest and Other Income
Interest and other income was $1.3 million for the three months ended March 31, 2018 compared to $0.2 million for the same period in 2017. During the three months ended March 31, 2018, interest and other income amounts consisted primarily of foreign currency transaction gains of $0.9 million as well as interest income related to the Company's sales under hardware installment sale plans and short-term investments totaling $0.4 million. During the three months ended March 31, 2017, investment and interest income of $0.4 million was offset by $0.1 million of losses on foreign currency transaction adjustments.

Provision for Income Taxes
The provision for income taxes was $1.9 million for the three months ended March 31, 2018, which was an effective tax rate of 12.9%. Our estimated full year effective income tax rate for 2018, before discrete period adjustments, was 23.1%, which is more than the federal statutory rate primarily due to state taxes and non-deductible expenses for items such as meals and entertainment, executive compensation limitation under IRC Section 162(m), lobbying fees, an income inclusion from GILTI, offset by a reduction for foreign-derived intangible income ("FDII"). This was partially offset by R&D tax credit deductions. The effective tax rate was favorably impacted by a $1.6 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs that vested or stock options that were exercised during the three months ended March 31, 2018.
Net Income
Our income increased by $8.3 million to $12.9 million for the three months ended March 31, 2018 compared to $4.6 million for the same period in 2017. Net income per basic and diluted share was $0.24 for the three months ended March 31, 2018 compared to $0.09 per basic and diluted share for the same period in 2017.
Three Months Ended March 31, 2018 Compared to the Three Months Ended December 31, 2017
Net Sales
Net sales by product line were as follows (dollars in thousands):

	Three Months Ended March 31, 2018		Three Months Ended December 31, 2017 (1)		Dollar Change	Percent Change
TASER Weapons segment:
TASER X26P	$16,474	16.3%	$19,259	20.3%	$(2,785)	(14.5)%
TASER X2	23,932	23.6	23,662	25.0	270	1.1
TASER Pulse and Bolt	1,346	1.3	1,448	1.5	(102)	(7.0)
Single cartridges	16,114	15.9	14,198	15.0	1,916	13.5
Extended warranties	3,706	3.7	3,506	3.7	200	5.7
Other	1,952	1.9	2,336	2.5	(384)	(16.4)
Total TASER Weapons segment	63,524	62.8	64,409	68.0	(885)	(1.4)
Software and Sensors segment:
Axon Body	5,558	5.5	3,459	3.7	2,099	60.7
Axon Flex	1,669	1.6	2,194	2.3	(525)	(23.9)
Axon Fleet	2,116	2.1	1,661	1.8	455	27.4
Axon Dock	3,035	3.0	2,327	2.5	708	30.4
Evidence.com	20,241	20.0	17,143	18.1	3,098	18.1
TASER Cam	1,360	1.3	951	1.0	409	43.0
Extended warranties	2,490	2.5	2,128	2.2	362	17.0
Other	1,222	1.2	379	0.4	843	222.4
Total Software and Sensors segment	37,691	37.2	30,242	32.0	7,449	24.6
Total net sales	$101,215	100.0%	$94,651	100.0%	$6,564	6.9%
(1) Amounts for the three months ended December 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Net sales within the TASER Weapons segment decreased during the three months ended March 31, 2018 at $63.5 million as compared to $64.4 million for the three months ended December 31, 2017.
Within the Software and Sensors segment, net sales were $37.7 million for the three months ended March 31, 2018 as compared to $30.2 million for the three months ended December 31, 2017. The increase was primarily due to increased Evidence.com revenues driven by the continued increase in total users, as well as increases in sales of the Company's camera and related hardware products.

Net unit sales for TASER Weapons handles and other products and Software and Sensors segment products were as follows:

	Three Months Ended March 31, 2018	Three Months Ended December 31, 2017	Unit Change	Percent Change
TASER X26P	15,720	23,350	(7,630)	(32.7)%
TASER X2	20,501	21,683	(1,182)	(5.5)
TASER Pulse and Bolt	4,000	3,641	359	9.9
Cartridges	532,952	590,126	(57,174)	(9.7)
Axon Body	21,769	13,944	7,825	56.1
Axon Flex	3,693	5,253	(1,560)	(29.7)
Axon Fleet	1,857	2,197	(340)	(15.5)
Axon Dock	5,844	3,908	1,936	49.5
TASER Cam	3,528	2,245	1,283	57.1
Liquidity and Capital Resources
Summary
As of March 31, 2018, we had $94.8 million of cash, cash equivalents and restricted cash, an increase of $16.4 million as compared to December 31, 2017.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$18,053	$(6,609)
Net cash provided by investing activities	1,268	9,884
Net cash used in financing activities	(3,430)	(1,877)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	469	(76)
Net increase in cash, cash equivalents and restricted cash	$16,360	$1,322
Operating activities
Net cash provided by operating activities in the first three months of 2018 of $18.1 million reflects $12.9 million in net income impacted by the net increase of non-cash income statement items totaling $8.2 million and decrease of $3.1 million for the net change in operating assets and liabilities. Included in the non-cash items were $2.4 million in depreciation and amortization expense and $4.1 million in stock-based compensation expense, and deferred income tax expense of $1.5 million. Increases to operating cash flows consisted of increased accounts payable, accrued and other liabilities of $6.7 million, which reduced the amount of cash used during the period, along with increased deferred revenue of $6.6 million and decreased inventory of $2.4 million. The increase in deferred revenue was primarily driven by increased software and sensors services invoiced in advance. Cash used in operations was also impacted by various other operating items, with the most significant component related to increased accounts and notes receivable and contract assets of $17.1 million primarily related to increased customer balances under the Company's Officer Safety Plan and TASER 60 purchase programs. Cash used in operations was also impacted by increased prepaid expenses and other assets of $1.7 million which was primarily related to increased deferred commissions balances of $9.3 million partially offset by lower deferred cost of products sold of $1.5 million. Both of these changes were driven by accounting changes related to the adoption of Topic 606.
Net cash used in operating activities in the first three months of 2017 of $6.6 million consisted of $4.6 million in net income impacted by the net increase of non-cash income statement items totaling $4.2 million and decrease of $15.4 million for the net change in operating assets and liabilities. Included in the non-cash items were $1.6 million in depreciation and amortization expense, $3.4 million in stock-based compensation expense and $0.2 million of bond premium amortization. These non-cash impacts were partially offset by deferred income tax expense of $1.2 million. Increases to operating cash flows consisted of increased accounts payable, accrued and other liabilities of $6.6 million, which reduced the amount of cash used during the period, along with increased deferred revenue of $6.3 million. The increase in deferred revenue was primarily driven by continued sales growth of products and services within the Company's Software and Sensors segment that are typically invoiced in advance, and recognized over the duration of the contract period as hardware and services are delivered. Of the increase in deferred revenue, $2.7 million resulted from increased hardware deferred revenue along with increased deferred warranty revenue of $2.0 million, and increased services, including Evidence.com subscriptions, of $1.6 million. Cash used in operations were also impacted by various other operating items, with the most significant component related to increased inventory of $13.7 million in anticipation of the Company's national field trial offer for body cameras as well as increased sales throughout the remainder of 2017. The Company also had increased prepaid expenses and other assets of $2.8 million which was primarily driven by a $1.5 million increase in value added tax receivables attributable to higher TASER weapons sales in the U.K. and $0.7 million of increased prepaid commissions which are paid for when a contract is booked, and subsequently amortized over the contractual period. Cash from operations also decreased due to increases in accounts and notes receivable of $11.9 million primarily driven by increased long-term accounts receivable of $7.1 million related to the Company's Officer Safety Plan and TASER 60 purchase programs.

Investing activities
We generated $1.3 million from investing activities during the first three months of 2018. Maturities and calls of investments, net of purchases, were $2.4 million, which was partially offset by the Company's investment of $1.1 million in the purchase of property and equipment and intangible assets.
We generated $9.9 million from investing activities during the first three months of 2017. Maturities and calls of investments of $18.8 million was partially offset by the Company's investment of $2.4 million in the purchase of property and equipment and intangible assets. The Company also used $6.5 million in connection with the acquisition of Dextro, Inc.

Financing activities
Net cash used in financing activities was $3.4 million during the first three months of 2018. During the first three months of 2018, the Company paid payroll taxes of $3.8 million on behalf of employees who net-settled stock awards during the period, which was partially offset by proceeds from options exercised of $0.4 million.
Net cash used in financing activities was $1.9 million during the first three months of 2017. During the first three months of 2017, the Company paid payroll taxes of $2.2 million on behalf of employees who net-settled stock awards during the period, which was partially offset by proceeds from options exercised of $0.3 million.
Liquidity and Capital Resources
Our most significant source of liquidity continues to be funds generated by operating activities and available cash and cash equivalents. In addition, our $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates, currently LIBOR plus 1.25% or Prime less 0.50%. As of March 31, 2018, we had letters of credit outstanding of $2.7 million, leaving the net amount available for borrowing of $7.3 million. The facility matures on December 31, 2018. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At March 31, 2018 and December 31, 2017, there were no borrowings under the line.
Our agreement with the bank requires us to comply with a maximum funded debt to EBITDA ratio, as defined, of no greater than 2.00 to 1.00 based upon a trailing twelve-month period. At March 31, 2018, the Company’s funded debt to EBITDA ratio was 0.002 to 1.00.
TASER 60 installment purchase arrangements typically involve amounts invoiced in five equal installments at the beginning of each year of the five-year term. This is in contrast to a traditional CEW sale in which the entire amount being charged for the hardware is invoiced upon shipment. This impacts liquidity in a commensurate fashion, with the cash for the TASER 60 arrangements received in five annual installments rather than up front. It is our strategic intent to shift an increasing amount of our business to a subscription model, to better match the municipal budgeting process of our customers as well as to allow for multiple product offerings to be bundled into existing subscriptions. We carefully considered the cash flow impacts of this strategic shift and regularly revisit our cash flow forecast with the goal of maintaining a comfortable level of liquidity as we introduce new commercial offerings in which we incur upfront cash costs to produce and fulfill hardware sales ahead of the cash inflows from our customers. We anticipate, and have prepared for, the majority of our arrangements in both reportable segments to be offered in similar subscription-type offerings over the coming years.

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
Product Warranties
The Company warranties its CEWs, Axon cameras and certain related accessories from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for the standard warranty are charged to cost of products sold when revenue is recorded for the related product. Future warranty costs are estimated based on historical data related to warranty claims on a quarterly basis and this rate is applied to current product sales. Historically, reserve amounts have been increased if management becomes aware of a component failure or other issue that could result in larger than anticipated warranty claims from customers. The warranty reserve is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of both March 31, 2018 and December 31, 2017, our reserve for warranty returns was $0.6 million. Warranty expense for the three months ended March 31, 2018 was negligible, and there was a recovery of $0.4 million during the three months ended March 31, 2017. The change in warranty reserve was primarily driven by the release of initial reserves related to the Axon Flex 2 on-officer body camera. The Company experienced lower warranty claims than initially expected and, as such, adjusted the warranty reserve to better reflect actual warranty claims. As of March 31, 2018, the Company's reserve also included initial reserves related to the new Fleet in-car camera system and Signal Sidearm.
Revenue related to separately-priced extended warranties is initially recorded as deferred revenue at its contractual amount and subsequently recognized as net sales ratably over the warranty service period. Costs related to extended warranties are charged to cost of product and service sales when incurred.
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
During each of the three months ended March 31, 2018 and 2017, the Company recorded provisions for excess and obsolete inventory of $0.7 million. During the three months ended March 31, 2018, the Company continued phasing out certain previous generations of its body-worn cameras, which made up a portion of the amounts recorded as provisions to excess and obsolete inventory. The remaining change for the three months ended March 31, 2018 was driven by analyses looking at projected sales data for existing products and making corresponding adjustments to state inventories at their lower of cost and net realizable value. Refer to Note 4 of our consolidated financial statements included elsewhere in this report for further information.

Revenue Recognition, Contract Assets and Liabilities and Accounts and Notes Receivable
The Company derives revenue from two primary sources: (1) the sale of physical products, including CEWs, Axon cameras, Axon Signal enabled devices, corresponding hardware extended warranties, and related accessories such as Axon docks, cartridges and batteries, among others, and (2) subscription to the Company's Evidence.com digital evidence management software as a service ("SaaS") (including secure cloud-based storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, the Company also recognizes revenue from training and professional services and revenue related to other software and SaaS services. Refer to Note 2 of our consolidated financial statements included elsewhere in this report for further discussion.
Many of the Company's products and services are sold on a standalone basis. The Company also bundles its hardware products and services together and sells them to its customers in single transactions, where the customer can make payments over a multi-year period. For the three months ended March 31, 2018 and 2017, the composition of revenue recognized from contracts containing multiple performance obligations and those not containing multiple performance obligations was as follows (dollars in thousands):

	Three Months Ended March 31, 2018						Three Months Ended March 31, 2017 (1)
	TASER Weapons		Software and Sensors		Total		TASER Weapons		Software and Sensors		Total
Contracts with Multiple Performance Obligations	$20,006	31.5%	$35,285	93.6%	$55,291	54.6%	$13,938	24.2%	$19,514	90.5%	$33,452	42.2%
Contracts without Multiple Performance Obligations	43,518	68.5	2,406	6.4	45,924	45.4	43,733	75.8	2,057	9.5	45,790	57.8
Total	$63,524	100.0%	$37,691	100.0%	$101,215	100.0%	$57,671	100.0%	$21,571	100.0%	$79,242	100.0%
(1) Amounts for the three months ended March 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. The Company has claimed R&D tax credits of approximately $17.0 million for federal, Arizona and California income tax purposes related to tax years 2003 to 2018. Management determined that it was more likely than not that the full benefit of the R&D tax credit would not be sustained on examination and accordingly, has established a liability for unrecognized tax benefits of $3.6 million as of March 31, 2018. In addition, we established a $0.1 million liability related to uncertain tax positions for certain state income tax liabilities, for a total unrecognized tax benefit at March 31, 2018 of

$3.7 million. Approximately $2.0 million of the unrecognized tax benefit associated with R&D credits has been netted against the R&D credit deferred tax asset. Our estimates are based on the information available to us at the time we prepare the income tax provision. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
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
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of March 31, 2018, the Company would need to generate approximately $40.3 million of pre-tax book income in the U.S. in order to realize the net deferred tax assets for which a benefit has been recorded. This estimate considers the reversal of $19.0 million of taxable temporary differences, which produce $4.6 million of deferred tax liabilities. The Company has $4.5 million of state net operating losses (“NOLs”) which expire at various dates between 2030 and 2036. The Company also has federal NOLs of $1.5 million which expire in 2035 through 2036, and are subject to limitation under IRC Section 382. The Company has $7.4 million of Arizona R&D credits carrying forward, which expire at various dates between 2018 and 2032, and $0.1 million of federal R&D credits carrying forward which expire in 2034 through 2037. In Australia, the U.K., Canada, and Germany, the Company has $2.1 million, $7.6 million, $1.7 million, and $0.2 million of NOLs, respectively, which expire at various dates or may be carried forward indefinitely.
We anticipate the Company’s future income to continue to trend upward from our 2017 results, with sufficient pre-tax book income to realize a large portion of our deferred tax assets. As such, we have not recorded a valuation allowance on our U.S. deferred tax assets as of March 31, 2018, with the exception of a reserve of $2.4 million that has been recorded due to specific income projections in years in which certain tax assets are set to expire. As of March 31, 2018, the Company has cumulative losses in Australia, the U.K. and Canada, and a history of losses Germany, which limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded for these jurisdictions. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside of the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. The determination of the unrecognized deferred tax liability on those undistributed foreign earnings is not practicable due to our legal entity structure and the complexity of U.S. and local country tax laws. If we decide to repatriate the undistributed foreign earnings, we will need to recognize the income tax effects in the period we change our assertion on indefinite reinvestment. Refer to Note 8 of our consolidated financial statements included elsewhere in this report for additional information.
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

We have granted a total of 2.0 million performance-based awards (options and restricted stock units) of which 0.6 million are outstanding as of March 31, 2018. The Company recognizes expense related to stock-based payment transactions in which it receives employee services in exchange for equity instruments of the Company.
Contingencies and Accrued Litigation Expense
We are subject to the possibility of various loss contingencies arising in the ordinary course of business, including product-related litigation. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Refer to Note 11 of our consolidated financial statements for further discussion.
As of March 31, 2018, there were no material changes outside of the ordinary course of business to the contractual obligations table, including the notes thereto, contained in our Form 10-K Report for the fiscal year ended December 31, 2017.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, and corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. Based on investment positions as of March 31, 2018, a hypothetical 100 basis point increase in interest rates across all maturities would result in an insignificant incremental decline in the fair market value of the portfolio. Such losses would only be realized if the Company sold the investments prior to maturity.
Additionally, we have access to a $10.0 million line of credit borrowing facility which bears interest at varying rates, currently at LIBOR plus 1.25% or Prime less 0.50%. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $2.7 million at March 31, 2018. At March 31, 2018, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $7.3 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
Exchange Rate Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, in each case compared to the U.S. Dollar, related to transactions by our foreign subsidiaries. The majority of our sales to international customers are transacted in U.S. dollars and, therefore, are not subject to exchange rate fluctuations. However, the cost of our products to our customers increases when the U.S. dollar strengthens against their local currency, and the Company may have more sales and expenses denominated in foreign currencies in future years which could increase its foreign exchange rate risk.
To date, we have not engaged in any currency hedging activities. However, the Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing or future assets and liabilities, certain firmly committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. The Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to the prohibitive economic cost of hedging particular exposures. As such, fluctuations in currency exchange rates could harm our business in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that because a material weakness exists in our internal control over financial reporting, as further described below, our disclosure controls and procedures were not effective as of March 31, 2018 at a level that provides reasonable assurance as of the last day of the period covered by this report.

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
To remediate the material weakness described above and related to APS U.K., we designed a specific plan to design new controls, and enhanced the design of existing controls and procedures. Specifically:

•
for the 2017 year-end close and first quarter 2018 close of our accounting records, we sent accounting personnel from our headquarters in Arizona to the U.K. to perform additional review procedures of the account reconciliations for APS U.K., and our corporate accounting team performed additional reviews of APS U.K. activity;

•	we plan for our corporate accounting team to continue performing these additional review procedures on an ongoing basis; and

•
we added internal reporting procedures, including those designed to add depth to our detailed review processes of inventory, sales transactions and related accounting for deferred revenue and cost of goods sold and services delivered for APS U.K.

The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As remediation has not yet been completed and tested, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2018 at a level that provides reasonable assurance as of the last day of the period covered by this report.
Change in Internal Control over Financial Reporting
We implemented internal controls to ensure we adequately evaluated our contracts with customers and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate its adoption on January 1, 2018. Except as noted above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The discussion of legal proceedings in Note 11 to the unaudited condensed consolidated financial statements included in PART I, ITEM 1 of this Form 10-Q is incorporated by reference herein.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

3.5*
Complete copy of the Certificate of Incorporation, as amended consisting of (i) Certificate of Incorporation filed January 5, 2001, (ii) Certificate of Amendment filed April 20, 2001, (iii) Certificate of Amendment filed December 31, 2004, and (iv) Certificate of Amendment filed April 4, 2017

3.6*	Bylaws, as amended, consisting of (i) Bylaws adopted January 6, 2001, amended April 10, 2001, and amended January 17, 2016, and (ii) Amendment No. [3] as of April 5, 2017
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	May 10, 2018
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2018	By:	/s/ JAWAD A. AHSAN
Chief Financial Officer
(Principal Financial and
Accounting Officer)