Form 10-Q
period 2018-06-30
AXON ENTERPRISE, INC.
filed 2018-08-09
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2018 was 58,319,695.

AXON ENTERPRISE, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AXON ENTERPRISE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$307,507	$75,105
Short-term investments	4,124	6,862
Accounts and notes receivable, net of allowance of $1,327 and $754 as of June 30, 2018 and December 31, 2017, respectively	94,296	56,064
Contract assets, net	10,468	—
Inventory	43,967	45,465
Prepaid expenses and other current assets	26,604	21,696
Total current assets	486,966	205,192
Property and equipment, net of accumulated depreciation of $37,142 and $36,477 as of June 30, 2018 and December 31, 2017, respectively	34,503	31,172
Deferred income tax assets, net	15,813	15,755
Intangible assets, net	20,442	18,823
Goodwill	24,684	14,927
Long-term notes receivable, net of current portion	37,158	36,877
Other assets	22,831	15,366
Total assets	$642,397	$338,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,213	$8,592
Accrued liabilities	29,995	23,502
Current portion of deferred revenue	76,583	70,401
Customer deposits	2,970	3,673
Current portion of business acquisition contingent consideration	1,946	1,693
Other current liabilities	191	89
Total current liabilities	120,898	107,950
Deferred revenue, net of current portion	61,456	54,881
Liability for unrecognized tax benefits	1,918	1,706
Long-term deferred compensation	3,560	3,859
Business acquisition contingent consideration, net of current portion	203	1,048
Other long-term liabilities	5,520	1,224
Total liabilities	193,555	170,668
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 58,289,613 and 52,969,869 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	442,717	201,672
Treasury stock at cost, 20,220,227 shares as of June 30, 2018 and December 31, 2017	(155,947)	(155,947)
Retained earnings	163,590	123,185
Accumulated other comprehensive loss	(1,519)	(1,467)
Total stockholders’ equity	448,842	167,444
Total liabilities and stockholders’ equity	$642,397	$338,112
The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales from products	$76,721	$66,875	$157,695	$134,366
Net sales from services	22,505	12,768	42,746	24,519
Net sales	99,226	79,643	200,441	158,885
Cost of product sales	31,087	30,172	63,521	57,244
Cost of service sales	4,996	3,834	9,316	7,334
Cost of sales	36,083	34,006	72,837	64,578
Gross margin	63,143	45,637	127,604	94,307
Operating expenses:
Sales, general and administrative	39,343	31,824	75,102	62,681
Research and development	18,501	12,989	33,620	25,452
Total operating expenses	57,844	44,813	108,722	88,133
Income from operations	5,299	824	18,882	6,174
Interest and other income (expense), net	(295)	1,684	968	1,890
Income before provision for income taxes	5,004	2,508	19,850	8,064
Provision for (benefit from) income taxes	(3,481)	232	(1,561)	1,208
Net income	$8,485	$2,276	$21,411	$6,856
Net income per common and common equivalent shares:
Basic	$0.15	$0.04	$0.39	$0.13
Diluted	$0.15	$0.04	$0.38	$0.13
Weighted average number of common and common equivalent shares outstanding:
Basic	55,527	52,736	54,330	52,578
Diluted	57,054	53,770	55,892	53,723

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$8,485	$2,276	$21,411	$6,856
Foreign currency translation adjustments	655	(716)	(52)	(551)
Comprehensive income	$9,140	$1,560	$21,359	$6,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$21,411	$6,856
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,161	3,400
Loss on disposal and impairment of property and equipment, net	153	—
Loss on disposal and abandonment of intangible assets	54	—
Bond premium amortization	30	427
Stock-based compensation	9,047	7,423
Deferred income taxes	(58)	(1,458)
Unrecognized tax benefits	212	282
Change in assets and liabilities:
Accounts and notes receivable and contract assets	(24,791)	(15,925)
Inventory	4,508	(25,768)
Prepaid expenses and other assets	(7,429)	(10,055)
Accounts payable, accrued and other liabilities	(2,688)	7,531
Deferred revenue	10,496	14,829
Net cash provided by (used in) operating activities	16,106	(12,458)
Cash flows from investing activities:
Purchases of investments	(4,331)	(19,950)
Proceeds from maturity of investments	7,038	34,377
Purchases of property and equipment	(4,665)	(5,741)
Purchases of intangible assets	(254)	(170)
Business acquisitions	(5,014)	(6,479)
Net cash provided (used in) by investing activities	(7,226)	2,037
Cash flows from financing activities:
Net proceeds from equity offering	233,993	—
Proceeds from options exercised	586	1,241
Payroll tax payments for net-settled stock awards	(10,807)	(2,572)
Payment of contingent consideration for a business acquisition	(575)	—
Net cash provided by (used in) financing activities	223,197	(1,331)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(538)	(857)
Net increase (decrease) in cash, cash equivalents and restricted cash	231,539	(12,609)
Cash, cash equivalents and restricted cash, beginning of period	78,438	43,969
Cash, cash equivalents and restricted cash, end of period	$309,977	$31,360

Supplemental disclosures:
Cash and cash equivalents	$307,507	$28,038
Restricted cash (Note 6)	2,470	3,322
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$309,977	$31,360

Cash paid for income taxes, net of refunds	$7,758	$9,934

Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$665	$1,351
Non-cash purchase consideration related to business combinations	$12,288	$1,026
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
Basis of Presentation and Use of Estimates
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended December 31, 2017, as filed on Form 10-K, with the exception of the Company's adoption of Topic 606. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Form 10-K for the year ended December 31, 2017. The results of operations for the six months ended June 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

•	product warranty reserves,

•	inventory valuation,

•	revenue recognition,

•	valuation of goodwill, intangible and long-lived assets,

•	recognition, measurement and valuation of current and deferred income taxes,

•	fair value of stock awards issued and the estimated vesting periods for performance-based stock awards,

•	recognition and measurement of contingencies and accrued litigation expense, and

•	fair values of identified tangible and intangible assets acquired and liabilities assumed in business combinations.
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

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Geographic Information and Major Customers
For the three and six months ended June 30, 2018 and 2017, no individual country outside the U.S. represented more than 10% of total net sales. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of the Company's customers.
For the three and six months ended June 30, 2018 and 2017, no customer represented more than 10% of total net sales. At June 30, 2018 and December 31, 2017, no customer represented more than 10% of the aggregate accounts and notes receivable balance and contract assets.
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
The calculation of the weighted average number of shares outstanding and earnings per share are as follows (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings per share:
Net income	$8,485	$2,276	$21,411	$6,856
Denominator:
Weighted average shares outstanding	55,527	52,736	54,330	52,578
Dilutive effect of stock-based awards	1,527	1,034	1,562	1,145
Diluted weighted average shares outstanding	57,054	53,770	55,892	53,723
Anti-dilutive stock-based awards excluded	3,023	544	1,533	690
Net income per common share:
Basic	$0.15	$0.04	$0.39	$0.13
Diluted	$0.15	$0.04	$0.38	$0.13

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
Changes in the Company’s estimated product warranty liabilities were as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Balance, beginning of period	$644	$780
Utilization of accrual	(149)	(120)
Warranty expense (recovery)	10	(96)
Balance, end of period	$505	$564
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

The Company has cash equivalents and investments, which at June 30, 2018 and December 31, 2017 were comprised of money market funds, state and municipal obligations, corporate bonds, and certificates of deposits. See additional disclosure regarding the fair value of the Company’s cash equivalents and investments in Note 3. Included in the balance of Other assets as of June 30, 2018 and December 31, 2017 was $3.8 million related to corporate-owned life insurance policies which are used to fund the Company’s deferred compensation plan. The Company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.
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
The Company does not amortize goodwill and intangible assets with indefinite useful lives; rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its goodwill and intangible asset impairment tests in the fourth quarter of each year.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under existing GAAP guidance. ASU 2016-02 requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for the fiscal year beginning after December 15, 2018 (including interim periods within that year) using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements, but expects that the adoption of ASU 2016-02 will have a material impact on the Company's consolidated balance sheet.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which amends ASC 326. The new guidance differs from existing GAAP guidance wherein previous standards generally delayed recognition of credit losses until the loss was probable. ASU 2016-13 eliminates the probable initial recognition threshold and, instead, reflects an entity’s current estimate of all expected credit losses. The use of forecasted information is intended to incorporate more timely information in the estimate of expected credit loss. ASU 2016-13 is effective for the fiscal year beginning after December 15, 2019, and interim periods within that fiscal year, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-13 on its consolidated financial statements.
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

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) to provide a more robust framework to use in determining when a set of acquired assets and activities is a business. The amendments in ASU 2017-01 provide a screen to determine when a set of acquired integrated assets and activities is not a business, and if the screen is not met it may result in fewer transactions that qualify as a business combination under ASC Topic 805. The Company adopted ASU 2017-01 January 1, 2018, and the adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The Company adopted ASU 2017-09 effective January 1, 2018, and the adoption of this ASU did not have a material impact on its consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for the fiscal year beginning after December 15, 2018, and interim periods within that fiscal year, and the adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

2. Revenues
Adoption of ASC Topic 606, "Revenue from Contracts with Customers"
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted, and continue to be reported in accordance with our historic accounting under ASC 605. The Company recorded a net increase in stockholders’ equity (retained earnings) of $19.0 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606 on contracts that were not complete as of that date. The areas most significantly impacted were contracts with contingent hardware revenue and the treatment of incremental costs of obtaining contracts with customers. The impacts as a result of applying Topic 606 were a net increase to revenue of $0.6 million and $2.3 million, respectively, for the three and six months ended June 30, 2018, and a net decrease to selling, general and administrative expenses of approximately $0.9 million and $1.6 million, respectively, related to the costs of obtaining contracts for the same periods, as compared to what would have been recognized under ASC 605. The impacts to the December 31, 2017 balance sheet of adopting Topic 606 are presented below (in thousands):

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
Performance obligations to deliver products, including CEWs, Axon cameras and related accessories such as cartridges, batteries and docks, are generally satisfied at the point in time the Company ships the product, as this is when the customer obtains control of the asset under our standard terms and conditions. In certain contracts with non-standard terms and conditions, these performance obligations may not be satisfied until formal customer acceptance occurs. Performance obligations to fulfill service-type extended warranties and provide our Software-as-a-Service (“SaaS”) offerings, including Evidence.com and other cloud services, are generally satisfied over time as the customer receives and consumes the benefits of these services over the stated service period.
The Company has elected to recognize shipping costs as an expense in Cost of product sales when the control of hardware products or accessories have transferred to the customer.
Nature of Products and Services
The following table presents the Company's revenues by primary product and service offering (in thousands):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017 (1)
	TASER Weapons	Software and Sensors	Total	TASER Weapons	Software and Sensors	Total
TASER X26P	$18,146	$—	$18,146	$16,235	$—	$16,235
TASER X2	18,362	—	18,362	16,052	—	16,052
TASER Pulse and Bolt	1,101	—	1,101	801	—	801
Single cartridges	17,243	—	17,243	14,867	—	14,867
Axon Body	—	4,780	4,780	—	3,752	3,752
Axon Flex	—	1,535	1,535	—	3,851	3,851
Axon Dock	—	2,119	2,119	—	2,783	2,783
Axon Fleet	—	2,715	2,715	—	—	—
Evidence.com and cloud services	—	20,357	20,357	—	12,756	12,756
TASER Cam	—	762	762	—	766	766
Extended warranties	3,738	2,870	6,608	2,991	1,619	4,610
Other	2,034	3,464	5,498	2,070	1,100	3,170
Total	$60,624	$38,602	$99,226	$53,016	$26,627	$79,643

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017 (1)
	TASER Weapons	Software and Sensors	Total	TASER Weapons	Software and Sensors	Total
TASER X26P	$34,620	$—	$34,620	$31,903	$—	$31,903
TASER X2	42,294	—	42,294	35,038	—	35,038
TASER Pulse and Bolt	2,447	—	2,447	1,823	—	1,823
Single cartridges	33,357	—	33,357	31,531	—	31,531
Axon Body	—	10,338	10,338	—	7,198	7,198
Axon Flex	—	3,204	3,204	—	5,326	5,326
Axon Dock	—	5,154	5,154	—	4,770	4,770
Axon Fleet	—	4,831	4,831	—	—	—
Evidence.com and cloud services	—	40,598	40,598	—	24,498	24,498
TASER Cam	—	2,122	2,122	—	1,485	1,485
Extended warranties	7,444	5,360	12,804	5,834	3,037	8,871
Other	3,986	4,686	8,672	4,558	1,884	6,442
Total	$124,148	$76,293	$200,441	$110,687	$48,198	$158,885
(1) Amounts for the three and six months ended June 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.

The Company derives revenue from two primary sources: (1) the sale of physical products, including CEWs, Axon cameras, Axon Signal enabled devices, corresponding hardware extended warranties, and related accessories such as Axon docks, cartridges and batteries, among others, and (2) subscription to the Company's Evidence.com digital evidence management SaaS (including secure cloud-based storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, the Company also recognizes revenue from training, professional services and revenue related to other software and cloud services.

Many of the Company's products and services are sold on a standalone basis. The Company also bundles its hardware products and services together and sells them to its customers in single transactions, where the customer can make payments over a multi-year period. These sales may include payments for upfront hardware and services, as well as payments for hardware and services to be provided by the Company at a future date. Additionally, the Company offers customers the ability to purchase CEW cartridges and certain services on an unlimited basis over the contractual term. Due to the unlimited nature of these arrangements whereby the Company is obligated to deliver unlimited products at the customer’s request, the Company accounts for these arrangements as stand-ready obligations, and recognizes revenue ratably over the contract period. Cost of product sales will be recognized as the products are shipped to the customer.
The following table presents the Company's revenues disaggregated by geography (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017 (1)		2018		2017 (1)
United States	$78,731	79%	$66,200	83%	$156,681	78%	$130,952	82%
Other countries	20,495	21	13,443	17	43,760	22	27,933	18
Total	$99,226	100%	$79,643	100%	$200,441	100%	$158,885	100%
(1) Amounts for the three and six months ended June 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when it invoices its customers and records a receivable. The Company records a contract asset when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing.
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
The following table presents the Company's contract assets, contract liabilities and certain information related to these balances as of and for the six months ended June 30, 2018 (in thousands):

June 30, 2018
Contract assets (1)	$11,021
Contract liabilities (deferred revenue)	138,039
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	43,282
(1) Of the $11.0 million balance of contract assets as of June 30, 2018, $0.6 million was classified as long-term and included within "Other assets" on the accompanying condensed consolidated balance sheet.

Contract liabilities (deferred revenue) consisted of the following (in thousands):

	June 30, 2018			December 31, 2017 (1)
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER Weapons	$11,593	$16,508	$28,101	$12,501	$18,619	$31,120
Software and Sensors	7,001	5,551	12,552	6,293	4,195	10,488
	18,594	22,059	40,653	18,794	22,814	41,608
Hardware:
TASER Weapons	6,264	14,787	21,051	4,164	11,401	15,565
Software and Sensors	15,931	15,379	31,310	16,956	14,781	31,737
	22,195	30,166	52,361	21,120	26,182	47,302
Software and Sensors Services	35,794	9,231	45,025	30,487	5,885	36,372
Total	$76,583	$61,456	$138,039	$70,401	$54,881	$125,282

	June 30, 2018			December 31, 2017 (1)
	Current	Long-Term	Total	Current	Long-Term	Total
TASER Weapons	$17,857	$31,295	$49,152	$16,665	$30,020	$46,685
Software and Sensors	58,726	30,161	88,887	53,736	24,861	78,597
Total	$76,583	$61,456	$138,039	$70,401	$54,881	$125,282
(1) Amounts as of December 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Remaining Performance Obligations
As of June 30, 2018, the Company had approximately $750 million of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606 as of June 30, 2018. The Company expects to recognize between 15% - 20% of this balance over the next twelve months and expects the remainder to be recognized over the following five to seven years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.
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
As of June 30, 2018, the Company's assets for costs to obtain contracts were as follows (in thousands):

June 30, 2018
Current deferred commissions (1)	$5,941
Deferred commissions, net of current portion (2)	13,766
$19,707
(1) Current deferred commissions are included within "Prepaid expenses and other current assets" on the accompanying condensed consolidated balance sheet.
(2) Deferred commissions, net of current portion, are included in "Other assets" on the accompanying condensed consolidated balance sheet.

During the three and six months ended June 30, 2018, the Company recognized $1.2 million and $2.3 million, respectively, of amortization related to deferred commissions. These costs are recorded within sales, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive income.
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
At times, customers may request changes that either amend, replace or cancel existing contracts. Judgment is required to determine whether the specific facts and circumstances within the contracts require the changes to be accounted for as a separate contract or as a modification. Generally, contract modifications containing additional goods and services that are determined to be distinct and sold at their SSP are accounted for as a separate contract. For contract modifications where both criteria are not met, the original contract is updated and the required adjustments to revenue will be made accordingly.
The Company's contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately rather than together may require significant judgment. The Company considers CEW devices and related accessories as well as cameras and related accessories to be separately identifiable from each other as well as from extended warranties on these products and the SaaS subscriptions to Evidence.com and other cloud services.
In contracts where there are timing differences between when the Company transfers a promised good or service to the customer and when the customer pays for that good or service, the Company has determined that, with the exception of its TASER 60 installment purchase arrangements, its contracts generally do not include a significant financing component. For the three and six months ended June 30, 2018, the Company recorded revenue of $10.2 million and $24.2 million, respectively, including $0.3 million and $0.6 million, respectively, of interest income, under the Company’s TASER 60 plan. For the three and six months ended June 30, 2017, the Company recorded revenue of $5.3 million and $13.3 million, respectively, including $0.2 million and $0.3 million, respectively, of interest income, under the Company’s TASER 60 plan. Amounts for the three and six months ended June 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606.
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

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Cash, Cash Equivalents and Investments
The following tables summarize the Company's cash, cash equivalents, and held-to-maturity investments at June 30, 2018 and December 31, 2017 (in thousands):

	As of June 30, 2018
	Amortized Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$47,837	$—	$47,837	$47,837	$—

Level 1:
Money market funds	256,679	—	256,679	256,679	—
Corporate bonds	4,528	(3)	4,525	1,000	3,528
Subtotal	261,207	(3)	261,204	257,679	3,528

Level 2:
State and municipal obligations	2,587	—	2,587	1,991	596
Total	$311,631	$(3)	$311,628	$307,507	$4,124

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$53,459	$—	$53,459	$53,459	$—

Level 1:
Money market funds	20,884	—	20,884	20,884	—
Corporate bonds	6,632	(6)	6,626	—	6,632
Subtotal	27,516	(6)	27,510	20,884	6,632

Level 2:
State and municipal obligations	992	—	992	762	230
Total	$81,967	$(6)	$81,961	$75,105	$6,862
The Company believes the unrealized losses on its investments are due to interest rate fluctuations. As these investments are short-term in nature, are expected to be redeemed at par value, and/or because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2018 or as of December 31, 2017.
4. Inventory
Inventories are stated at the lower of cost and net realizable value. Cost is determined using the weighted average cost of raw materials which approximates the first-in, first-out (“FIFO”) method and includes allocations of manufacturing labor and overhead. Included in finished goods at June 30, 2018 and December 31, 2017 was $1.7 million and $1.4 million, respectively, of trial and evaluation hardware units. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventory consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	2018	2017
Raw materials	$20,288	$20,119
Finished goods	23,679	25,346
Total inventory	$43,967	$45,465

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2018 were as follows (in thousands):

	TASER Weapons	Software and Sensors	Total
Balance, beginning of period	$1,453	$13,474	$14,927
Goodwill acquired	—	9,870	9,870
Foreign currency translation adjustment	(56)	(57)	(113)
Balance, end of period	$1,397	$23,287	$24,684

Intangible assets (other than goodwill) consisted of the following (in thousands):

		June 30, 2018			December 31, 2017
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Domain names	5-10 years	$3,161	$(580)	$2,581	$3,161	$(428)	$2,733
Issued patents	4-15 years	2,858	(1,004)	1,854	2,697	(913)	1,784
Issued trademarks	3-11 years	1,010	(545)	465	860	(397)	463
Customer relationships	4-8 years	3,742	(616)	3,126	1,377	(451)	926
Non-compete agreements	3-4 years	548	(398)	150	556	(346)	210
Developed technology	3-7 years	15,449	(5,594)	9,855	13,469	(3,956)	9,513
Re-acquired distribution rights	2 years	2,023	(1,349)	674	2,133	(711)	1,422
Total amortized		28,791	(10,086)	18,705	24,253	(7,202)	17,051
Not amortized:
TASER trademark		900		900	900		900
Patents and trademarks pending		837		837	872		872
Total not amortized		1,737		1,737	1,772		1,772
Total intangible assets		$30,528	$(10,086)	$20,442	$26,025	$(7,202)	$18,823
Amortization expense of intangible assets for the three and six months ended June 30, 2018 was $1.7 million and $3.0 million, respectively. Amortization expense of intangible assets for the three and six months ended June 30, 2017 was $1.0 million and $1.9 million, respectively. Estimated amortization for intangible assets with definite lives for the remaining six months of 2018, the next five years ended December 31, and thereafter, is as follows (in thousands):

2018	$3,179
2019	4,884
2020	3,417
2021	2,847
2022	1,192
2023	926
Thereafter	2,260
Total	$18,705

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Other Long-Term Assets
Other long-term assets consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	2018	2017
Cash surrender value of corporate-owned life insurance policies	$3,847	$3,846
Deferred commissions (1)	13,766	6,803
Restricted cash (2)	2,470	3,333
Prepaid expenses, deposits and other	2,748	1,384
Total other long-term assets	$22,831	$15,366
(1) Represents assets for the incremental costs of obtaining a contract with a customer, which consist primarily of sales commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for the underlying performance obligations. The amounts as of December 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts. In connection with the Company's adoption of Topic 606, it recorded an adjustment of $7.3 million as of January 1, 2018, and of that amount, $5.4 million was recorded within long-term other assets. The adjusted balance of long-term deferred commissions as of January 1, 2018 was $12.2 million.
(2) As of June 30, 2018 and December 31, 2017, restricted cash primarily consisted of $1.8 million and $2.7 million, respectively, of sales proceeds related to long-term contracts with customers. As of June 30, 2018, the proceeds are held in escrow until certain billing milestones are achieved, and then specified amounts are transferred to the Company's operating accounts.
7. Accrued Liabilities
Accrued liabilities consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	2018	2017
Accrued salaries, benefits and bonus	$12,527	$8,957
Accrued professional, consulting and lobbying fees	2,683	3,870
Accrued warranty expense	505	644
Accrued income and other taxes	2,894	2,558
Other accrued liabilities	11,386	7,473
Accrued liabilities	$29,995	$23,502
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
The Tax Act imposes a U.S. entity tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At June 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current-year operations only in our EAETR (estimated annual effective tax rate) and have not provided additional GILTI on deferred items.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Tax Assets
Net deferred income tax assets at June 30, 2018, include capitalized R&D costs, R&D tax credits, stock-based compensation expense, deferred revenue, warranty and inventory reserves, accrued vacation, and other items, partially offset by accelerated depreciation expense and intangible amortization that is not tax deductible. The Company’s total net deferred tax assets at June 30, 2018 were $15.8 million.
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
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As of June 30, 2018, the Company continues to demonstrate three-year cumulative pre-tax income in the U.S. federal and Arizona tax jurisdictions; however, the Company's Arizona R&D Tax Credits start to expire in 2018 with a significant tranche with a gross value of $1.2 million expiring if not used by the end of 2019. It appears that the Company’s long term investments, which impact short term profits, will likely result in some of the R&D credits expiring before they are utilized. Therefore, management has concluded that it is more likely than not that a portion of the Company’s deferred tax assets will not be realized and has established a valuation allowance.
The Company has claimed R&D tax credits of approximately $17.0 million for federal, Arizona and California income tax purposes related to tax years 2003 to 2018. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credits will not be sustained upon examination and recorded a liability for unrecognized tax benefits of $3.8 million as of June 30, 2018. In addition, management accrued $0.1 million for estimated uncertain tax positions related to certain state income tax liabilities, for a total unrecognized tax benefit as of June 30, 2018 of $3.9 million. Management expects the amount of unrecognized tax benefit liability to increase by $0.2 million within the next 12 months. Should the unrecognized benefit of $3.9 million be recognized, the Company's effective tax rate would be favorably impacted. Approximately $2.1 million of the unrecognized tax benefit associated with R&D credits has been netted against the R&D deferred tax asset.

Effective Tax Rate
The Company’s overall effective tax rate for the six months ended June 30, 2018, after discrete period adjustments, was (7.9)%. Before discrete adjustments, the tax rate was 22.8%, which is more than the federal statutory rate primarily due to state taxes and non-deductible expenses for items such as meals and entertainment, executive compensation limitation under IRC section 162(m), lobbying fees, an income inclusion from GILTI, offset by a reduction for foreign-derived intangible income ("FDII"). This was partially offset by R&D tax credit deductions. The effective tax rate was favorably impacted by a $6.1 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs that vested or stock options that were exercised during the six months ended June 30, 2018. Of this amount $3.4 million related to stock options exercised by the Company's CEO in connection with the Company's follow-on offering.
9. Stockholders’ Equity
Follow-On Offering
In May 2018, the Company sold 4,645,000 shares of its common stock, which included 645,000 shares pursuant to the full exercise of the underwriters' option to purchase additional shares, in an underwritten public offering at a price of $53.00 per share, which resulted in gross proceeds of $246.2 million. Net proceeds to the Company after deducting fees, commissions, and other expenses related to the offering were $234.0 million.
CEO Performance Award

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On May 24, 2018 (the “Grant Date”), our stockholders approved the Board of Directors’ grant of 6,365,856 stock option awards to Patrick W. Smith, the Company's CEO (the “CEO Performance Award”). The CEO Performance Award consists of 12 vesting tranches with a vesting schedule based entirely on the attainment of both operational goals (performance conditions) and market capitalization goals (market conditions), assuming continued employment either as the CEO or as both Executive Chairman and Chief Product Officer and service through each vesting date. Each of the 12 vesting tranches of the CEO Performance Award have a 10-year contractual term and will vest upon certification by the Board of Directors that both (i) the market capitalization goal for such tranche, which begins at $2.5 billion for the first tranche and increases by increments of $1.0 billion thereafter, and (ii) any one of the following eight operational goals focused on revenue or eight operational goals focused on Adjusted EBITDA have been met for the previous four consecutive fiscal quarters. Adjusted EBITDA is defined as net income (loss) attributable to common stockholders before interest expense, provision (benefit) for income taxes, depreciation and amortization, gains and losses on dispositions of property and equipment and intangible assets, and stock-based compensation expense.

Eight Separate Revenue Goals (1) (in thousands)	Eight Separate Adjusted EBITDA-Goals (in thousands)
Goal #1, $710,058	Goal #9, $125,000
Goal #2, $860,058	Goal #10, $155,000
Goal #3, $1,010,058	Goal #11, $175,000
Goal #4, $1,210,058	Goal #12, $190,000
Goal #5, $1,410,058	Goal #13, $200,000
Goal #6, $1,610,058	Goal #14, $210,000
Goal #7, $1,810,058	Goal #15, $220,000
Goal #8, $2,010,058	Goal #16, $230,000
(1) In connection with the business combination that was completed during the three months ended June 30, 2018 (Note 15), the revenue goals have been adjusted for the acquiree's Target Revenue, as defined in the CEO Performance Award agreement.
As of June 30, 2018, the following operational goals were considered probable of achievement:

•	Total revenue of $710.1 million; and

•	Adjusted EBITDA of $125.0 million
Stock-based compensation expense associated with the CEO Performance Award is recognized over the longer of the expected achievement period for each pair of market capitalization and operational goals, beginning at the point in time when the relevant operational goal is considered probable of being met. The market capitalization goal period and the valuation of each tranche are determined using a Monte Carlo simulation and is used as the basis for determining the expected achievement period of the market capitalization goal. The probability of meeting an operational goal and the expected achievement point in time for meeting a probable operational goal are based on a subjective assessment of our forward-looking financial projections, taking into consideration statistical analysis. Even though no tranches of the CEO Performance Award vest unless a market capitalization and a matching operational goal are both achieved, stock-based compensation expense is recognized only when an operational goal is considered probable of achievement regardless of whether a market capitalization goal is actually achieved. Additionally, stock-based compensation represents a non-cash expense and is recorded as a selling, general, and administrative operating expense on the Company's condensed and consolidated statement of operations.
None of the stock options granted under the CEO Performance Award have vested thus far as the market capitalization goals and operational goals have not yet been achieved as of June 30, 2018. However, as there are two operational goals considered probable of achievement, the Company recorded stock-based compensation expense of $0.5 million related to the CEO Performance Award from the Grant Date through June 30, 2018. The number of stock options expected to vest is 1.1 million shares.
As of June 30, 2018, the Company had $44.8 million of total unrecognized stock-based compensation expense for the performance goals that were considered probable of achievement, which will be recognized over a weighted-average period of 9.2 years. As of June 30, 2018, the Company had unrecognized stock-based compensation expense of $200.7 million for the performance goals that were considered not probable of achievement.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company measured the fair value of the CEO Performance Award using a Monte Carlo simulation approach with the following assumptions: risk-free interest rate of 2.98%, expected term of 10 years, expected volatility of 47.71% and dividend yield of 0.00%.

Stock Incentive Plan
In May 2018, the Company’s stockholders approved a new stock incentive plan authorizing an additional 1.0 million shares, plus remaining available shares under prior plans, for issuance under the new plan. Combined with the legacy stock incentive plans, there are 1.7 million shares available for grant as of June 30, 2018.
Performance-based stock awards
The Company has issued performance-based stock options and performance-based restricted stock units ("RSUs"), the vesting of which is contingent upon the achievement of certain performance criteria related to the operating performance of the Company, as well as successful and timely development and market acceptance of the Company's products.
RSUs are classified as equity and measured at the fair market value of the underlying stock at the grant date. The Company recognizes RSU expense using the straight-line attribution method over the requisite service period. For performance-based RSUs containing only performance conditions, compensation cost is recognized using the accelerated attribution model over the explicit or implicit service period. For awards containing multiple service, performance or market conditions, where all conditions must be satisfied prior to vesting, compensation expense is recognized over the longest explicit, implicit or derived service period, based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date.
For performance-based options, stock-based compensation expense is recognized over the expected performance achievement period of individual performance goals when the achievement of each individual performance goal becomes probable. For performance-based options with a vesting schedule based entirely on the attainment of both performance and market conditions, stock-based compensation expense is recognized for each pair of performance and market conditions over the longer of the expected achievement period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of achievement. The fair value of such awards is estimated on the grant date using Monte Carlo simulations.
Restricted Stock Units
The following table summarizes RSU activity for the six months ended June 30, 2018 (number of units and aggregate intrinsic value in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Units outstanding, beginning of year	2,348	$23.47
Granted	281	40.79
Released	(436)	24.08
Forfeited	(172)	22.40
Units outstanding, end of period	2,021	25.89	$127,687
Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the period, which was $63.18 per share, multiplied by the number of RSUs outstanding. As of June 30, 2018, there was $41.7 million in unrecognized compensation costs related to RSUs under the Company's stock plans. The Company expects to recognize the cost related to the RSUs over a weighted average period of 2.58 years. RSUs are released when vesting requirements are met.
During the six months ended June 30, 2018, the Company granted 0.1 million performance-based RSUs. As of June 30, 2018, the performance criteria had not been met for any of the 0.5 million performance-based RSUs outstanding.The performance-based RSUs granted in 2018, 2017 and 2016 contain provisions whereby the amount of RSUs that ultimately vest is dependent upon the level of achievement of performance metrics. The amount of RSUs included in the table above related to such grants is the target level, which is the Company's best estimate of the amount of RSUs that will vest. The maximum additional number of performance-based RSUs that could be earned is 0.4 million, which are not included in the table above.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain RSUs that vested in the six months ended June 30, 2018 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld were 0.1 million and had a value of $4.6 million on their respective vesting dates as determined by the Company’s closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the statement of cash flows. The Company records a liability for the tax withholding to be paid by the Company as a reduction to additional paid-in capital.
Stock Option Activity
The following table summarizes stock option activity for the six months ended June 30, 2018 (number of units and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, beginning of year	804	$4.99
Granted	6,366	28.58
Exercised	(418)	5.30
Expired / terminated	—	—
Options outstanding, end of period	6,752	27.21	9.40	$242,866
Options exercisable, end of period	382	4.65	1.06	22,354
Options expected to vest, end of period	1,062
Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of the Company's common stock of $63.18 on June 30, 2018. The intrinsic value of options exercised for the six months ended June 30, 2018 and 2017 was $18.8 million and $2.6 million, respectively. As of June 30, 2018, total options outstanding included 6.4 million unvested performance-based stock options, of which 1.1 million are expected to vest.
Of the total stock options exercised during the six months ended June 30, 2018, 0.3 million were exercised and the shares then sold by the Company's CEO in connection with the Company's follow-on offering. The CEO surrendered already owned shares to cover the exercise price of the option exercises. The option exercises were net-share settled such that the Company withheld shares with value equivalent to the CEO’s minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld for tax purposes and surrendered to cover the option exercises were 0.1 million and 29,854, respectively, and had a value of $6.2 million and $1.6 million, respectively, on the exercise date as determined by the Company’s closing stock price on that day. Payments for the employees’ tax obligations are reflected as a financing activity within the statement of cash flows. The Company records a liability for the tax withholding to be paid by the Company as a reduction to additional paid-in capital.
Stock-based Compensation Expense
The following table summarizes the composition of stock-based compensation for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of products sold and services delivered	$125	$155	$266	$234
Sales, general and administrative expenses	2,731	2,155	5,035	4,183
Research and development expenses	2,098	1,666	3,746	3,006
Total stock-based compensation	$4,954	$3,976	$9,047	$7,423
Stock Repurchase Plan
In February 2016, the Company's Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of the Company’s outstanding common stock subject to stock market conditions and corporate considerations. During the six

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

months ended June 30, 2018 and 2017, no common shares were purchased under the program. As of June 30, 2018, $16.3 million remains available under the plan for future purchases. The Company suspended its 10b5-1 plan during 2016, and any future purchases will be discretionary.
10. Line of Credit
The Company has a $10.0 million revolving line of credit with a domestic bank. At both June 30, 2018 and December 31, 2017, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of June 30, 2018, the Company had letters of credit outstanding of $2.7 million under the facility, and available borrowing of $7.3 million. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates (currently LIBOR plus 1.25% or Prime less 0.50%). The line of credit matures on December 31, 2018, and requires monthly payments of interest only. The Company’s agreement with the bank requires it to comply with a maximum funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, as defined, of no greater than 2.00 to 1.00 based upon a trailing twelve-month period. At June 30, 2018, the Company’s funded debt to EBITDA ratio was 0.002 to 1.00.
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
In 2009, the Company implemented new risk management strategies, including revisions to product warnings and training to better protect both the Company and its customers from litigation based on “failure to warn” theories - which comprise the vast majority of the cases against the Company. These risk management strategies have been highly effective in reducing the rate and exposure from litigation post-2009. From the third quarter of 2011 to the second quarter of 2018, product liability cases have been reduced from 55 to seven active cases.
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

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Derbyshire	Nov-09	Ontario, Canada Superior Court of Justice	Officer Injury	Discovery Phase. Trial scheduled for October 14, 2019.
Shymko	Dec-10	The Queen's Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase, currently inactive
Ramsey	Jan-12	12th Judicial Circuit Court, Broward County, FL	Wrongful Death	Discovery Phase, currently inactive
Bennett	Sep-15	11th Judicial Circuit Court, Miami-Dade County, FL	Wrongful Death	Discovery Phase
Masters	Nov-16	U.S. District Court, Western District of Missouri	Suspect Injury	Discovery Phase. Trial scheduled for December 10, 2018.
Taylor	Mar-17	U.S, District Court, Southern District of Texas	Officer Injury	Dispositive Motion Phase: The Company filed its motion for summary judgment on April 20, 2018
Wiggington	Apr-18	U.S, District Court, Western District Court of Missouri	Wrongful Death	Pleading Phase
No product liability cases were dismissed or judgments entered during the first six months of 2018 and through the date of these financial statements and there are no product litigation matters in which the Company is involved that are currently on appeal.

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
Other Litigation
Phazzer Patent Infringement Litigation
In February 2016, the Company filed a complaint against Phazzer Electronics Inc. (“Phazzer”) for patent infringement, trademark infringement and false advertising. On July 21, 2017, the U.S. District Court for the Middle District of Florida (Case No. 6:16-cv-00366-PGB-KRS) granted the Company's Motion for Sanctions and for a Permanent Injunction against Florida-based Phazzer. The Court issued a broad permanent injunction against Phazzer banning sales of the infringing Phazzer Enforcer CEWs and dart cartridges. The injunction prohibits Phazzer and its officers, agents, employees, and anyone acting in concert with them, from making, using, offering for sale, selling, distributing, importing or exporting Phazzer CEWs and associated cartridges. Phazzer is further enjoined from dumping its infringing inventory by “donating” CEWs to law enforcement, and from false advertising and comparison to TASER brand products. Both Phazzer and its U.S. distributors are barred from exporting CEWs or cartridges to fill foreign orders. On August 10, 2017, Phazzer filed a notice of appeal to the Federal Circuit, which is fully briefed but remains pending. Phazzer's multiple attempts to stay the injunction pending appeal have been denied by both the district and appellate courts.
On April 4, 2018, the Court entered a judgment for the Company against Phazzer in an amount exceeding $7.8 million which included an award to the Company of compensatory and treble damages for willful infringement, and also an award of reasonable attorneys’ fees and costs. The collectability of this judgment is in doubt since Phazzer has informed the Court that it is insolvent. On May 1, 2018, Phazzer appealed the damages award to the Federal Circuit. On May 11, 2018, the district court entered final judgment against Phazzer ending the district court proceedings.
In imposing severe sanctions against Phazzer, the Court found that Phazzer “engaged in a pattern of bad faith conduct designed and intended to delay, stall, and increase the cost of this litigation,” and that Phazzer repeatedly disregarded Court Orders thereby exhibiting “contemptuous”, “egregious”, “flagrant” and “intentional obstructionist behavior” resulting in willful “abuse [of] the judicial process.” The Court made similar findings in both the damages and contempt orders.
On April 27, 2017, during the district court litigation, Phazzer filed a second petition for reexamination of the Company’s patent with the USPTO. The Company’s patent (U.S. No. 7,234,262) at issue in the litigation relates to the CEW’s data recording of date and time of each trigger operation and duration of the stimulus. On April 2, 2018, the examiner issued a final office action rejecting all claims. The Company is appealing this decision. The Company’s patent remains valid and enforceable unless and until all appeals are exhausted and the patent is formally canceled (at least a 2-year process). The Phazzer injunction remains in full force and effect.
The Company's trademark that is the subject of the injunction is Federal Registration No. 4,423,789, relating to the non-functional shape of TASER CEW cartridges used to launch the darts. The injunction covers all Phazzer CEW dart cartridges that

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

are confusingly similar to, or not more than a colorable imitation of, TASER CEW cartridges. During the litigation, Phazzer filed a petition to cancel the Company’s trademark, which the Trademark Board stayed until the conclusion of the district court litigation and all related appeals.
Digital Ally Patent Litigation
In February 2016, the Company was served with a first amended complaint filed by Digital Ally Inc. (“Digital”) in the District of Kansas (Case No. CV-16-02032-CM-JPO) alleging patent infringement regarding the Company's Axon Signal technology, commercial bribery, antitrust, and unfair competition. In March 2016, the Company was served with a second amended complaint with similar allegations. The second amended complaint seeks a judgment of infringement, monetary damages, a permanent injunction, punitive damages and attorneys’ fees and costs.
Digital Ally’s complaint has been substantially narrowed based on (1) the district court’s dismissal of all of Digital’s antitrust claims in January 2017, which was affirmed by the Federal Circuit in May 2018; (2) the district court’s dismissal of Digital’s ‘292 patent from the litigation with prejudice in March 2018, and Digital’s execution of a covenant not to sue Axon on that patent on all existing Axon products; and (3) Digital’s dismissal of certain inconsistent claims in the ‘452 patent, leaving only independent claim 10 for resolution by the Court. The Company believes the remaining claim of the ‘452 patent is invalid and not infringed, and is vigorously defending this litigation.
After instituting inter parte review of Digital’s ‘292 patent in June 2017, the Patent Trial and Appeal Board ("PTAB") ultimately rejected the Company’s invalidity challenge on June 1, 2018. Although this patent is no longer at issue in the litigation, the Company is appealing this ruling.
On July 19, 2018, the district court issued its claim construction ruling on three disputed claim terms in the remaining claim 10 of Digital’s ‘452 patent. This ruling now triggers various discovery and other deadlines in the litigation, including mandatory mediation. No trial date has been set, but the Court has set certain other deadlines, including mediation no later than December 3, 2018 and a pretrial conference on January 16, 2019 (where a trial date may be set).
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
Richey Class Action Litigation
On June 25, 2018, consumer weapon purchaser Douglas Richey (“Richey”) filed a class action lawsuit against the Company in the Northern District of California (Case No. 3:18-cv-03751-WHA) purporting to assert claims on behalf of all persons in the United States who purchased or acquired a TASER Pulse, TASER X2 and TASER X26P model CEW in the four-year period preceding the complaint. Richey claims his Pulse CEW discharged while in its case in his jacket pocket due to a faulty safety switch. He was not injured. He alleges violation of the Magnuson-Moss Warranty Act, 15 U.S.C. § 2310(D)(1), the Song-Beverly Consumer Warranty Act for Breach of Express Warranty, Cal. Civ. Code § 1790, and California's Consumers Legal Remedies Act, as well as fraudulent omission and unjust enrichment. The Company is preparing to file a motion to dismiss the complaint, which it believes is meritless.
Appeals
Four appeals are currently pending in the Federal Circuit regarding various orders entered in the Phazzer litigation (see above). Appeal No. 17-2637 relates to the district court’s July 21, 2017 sanctions order and permanent injunction and is fully briefed. The other three appeals relating to the district court’s April 4, 2018 damages award in the Company’s favor (No. 18-1914) and its May 4, 2018 contempt order as to Phazzer (No. 18-2059) and Abboud (No. 20-1857) have been consolidated. Phazzer and Abboud’s opening briefs are due August 10, 2018.
On May 2, 2018, the Federal Circuit issued its judgment in the Company’s favor affirming the district court’s dismissal of

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Digital’s antitrust claims (discussed above). On July 6, 2018, Digital filed a Petition for Writ of Certiorari with the U.S. Supreme Court. The Company has waived its response believing the petition is frivolous.

Voluntary Request Letter from the U.S. Federal Trade Commission
On or about June 14, 2018, the Company received a letter from the U.S. Federal Trade Commission (“FTC”) with respect to its non-public investigation into the Company’s recent acquisition of VIEVU, LLC. See Note 15 for additional information regarding the VIEVU acquisition.  In the letter, the FTC has requested that the Company provide, on a voluntary basis, certain information and documentation relating to its acquisition of VIEVU. The Company is reviewing the letter and the information request and is cooperating with the investigation.
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
Based on the Company's assessment of outstanding litigation and claims as of June 30, 2018, the Company has determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect its results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by its insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.
Off-Balance Sheet Arrangements
Under certain circumstances, the Company uses letters of credit and surety bonds to guarantee its performance under various contracts, principally in connection with the installation and integration of its Axon cameras and related technologies. Certain of the Company's letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At June 30, 2018, the Company had outstanding letters of credit of $2.7 million that are expected to expire in May 2019. Additionally, the Company had $14.1 million of outstanding surety bonds at June 30, 2018, with $1.0 million expiring in 2018, $0.1 million expiring in 2020, $2.3 million expiring in 2021, $3.1 million expiring in 2022 and the remaining $7.5 million expiring in 2023.
12. Related Party Transactions
The Company subscribes to various cloud-based applications from Salesforce. Bret Taylor, a member of the Company's Board of Directors, serves as President and Chief Product Officer of Salesforce. The Company incurs costs at different times throughout the year, typically in advance of services being provided, and subsequently amortizes these costs ratably to expense as services are provided over the contractual term. The Company made payments of $1.7 million related to these services during each of the three and six months ended June 30, 2018, and made payments of $0.2 million and $1.2 million during the three and six months ended June 30, 2017, respectively.
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
Contributions to the plans are made by both the employee and the Company. Company contributions to the 401(k) plan are based on the level of employee contributions and are immediately vested. The Company’s matching contributions to the 401(k) plan for the three months ended June 30, 2018 and 2017, were $0.8 million and $0.6 million, respectively, and $1.6 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively. Future matching or profit sharing contributions to the plans are at the Company’s sole discretion.
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
Information relative to the Company’s reportable segments was as follows (in thousands):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017 (1)
	TASER Weapons	Software and Sensors	Total	TASER Weapons	Software and Sensors	Total
Net sales from products (2)	$60,624	$16,097	$76,721	$53,016	$13,859	$66,875
Net sales from services (3)	—	22,505	22,505	—	12,768	12,768
Net sales	60,624	38,602	99,226	53,016	26,627	79,643
Cost of product sales	17,681	13,406	31,087	16,078	14,094	30,172
Cost of service sales	—	4,996	4,996	—	3,834	3,834
Cost of sales	17,681	18,402	36,083	16,078	17,928	34,006
Gross margin	42,943	20,200	63,143	36,938	8,699	45,637
Sales, general and administrative	21,920	17,423	39,343	17,492	14,332	31,824
Research and development	4,019	14,482	18,501	1,863	11,126	12,989
Income (loss) from operations	$17,004	$(11,705)	$5,299	$17,583	$(16,759)	$824

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017 (1)
	TASER Weapons	Software and Sensors	Total	TASER Weapons	Software and Sensors	Total
Net sales from products (2)	$124,148	$33,547	$157,695	$110,687	$23,679	$134,366
Net sales from services (3)	—	42,746	42,746	—	24,519	24,519
Net sales	124,148	76,293	200,441	110,687	48,198	158,885
Cost of product sales	38,224	25,297	63,521	34,104	23,140	57,244
Cost of service sales	—	9,316	9,316	—	7,334	7,334
Cost of sales	38,224	34,613	72,837	34,104	30,474	64,578
Gross margin	85,924	41,680	127,604	76,583	17,724	94,307
Sales, general and administrative	43,185	31,917	75,102	34,708	27,973	62,681
Research and development	6,979	26,641	33,620	4,075	21,377	25,452
Income (loss) from operations	$35,760	$(16,878)	$18,882	$37,800	$(31,626)	$6,174
(1) Amounts for the three and six months ended June 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
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
15. Business Acquisition
On May 3, 2018, the acquisition date, the Company acquired all of the outstanding ownership interests of VIEVU, a public safety camera and cloud-based evidence management system provider for law enforcement agencies.
The estimated purchase price of $17.3 million consisted of $5.0 million in cash, net of cash acquired of $0.1 million, and $2.4 million or 58,843 shares of the Company's common stock issued to VIEVU’s parent company, Safariland, LLC (“Safariland”). Additionally, the purchase price consisted of contingent consideration of up to $6.0 million or 141,226 additional shares of common stock if certain conditions relating to retention of certain VIEVU customers are met as of the first and second anniversaries of the acquisition date. The fair value of the contingent consideration as of the acquisition date was $5.8 million. The purchase price also included the fair value of a long-term Product Development and Supplier Agreement (the “Supply Agreement”) with Safariland, pursuant to which Safariland will be the Company’s preferred provider of holsters for its CEW products. The estimated fair value of the Supply Agreement as of the acquisition date was $4.2 million, a portion of which was recorded within accrued liabilities and the remaining portion recorded within other long-term liabilities.
Pursuant to ASC 805, the acquisition of VIEVU has been accounted for as a business combination, under the acquisition method of accounting, which resulted in acquired assets and assumed liabilities being measured at their estimated fair values as of the acquisition date. As of the acquisition date, goodwill was measured as the excess of consideration transferred, which is also generally measured at fair value, over the net acquisition date fair values of the assets acquired and liabilities assumed. The final purchase price and purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final purchase price and purchase price allocation could differ materially from the preliminary allocation disclosed below. The final allocation may include (1) changes in the fair value of the contingent consideration and Supply Agreement, and (2) changes in fair values of assets and liabilities, including intangible assets and goodwill.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The major classes of assets and liabilities to which the Company has allocated the purchase price, on a preliminary basis, were as follows (in thousands):

Accounts receivable	$1,776
Inventory	2,626
Prepaid expenses and other assets	314
Property and equipment	459
Contract assets	1,472
Intangible assets	4,500
Goodwill	9,870
Accounts payable and accrued liabilities	(3,172)
Deferred revenue	(543)
Total purchase price	$17,302
The Company has assigned the goodwill to the Software and Sensors segment. Identifiable definite-lived intangible assets were assigned a total weighted average amortization period of 5.1 years. VIEVU has been included in the Company's consolidated results of operations subsequent to the acquisition date. Revenue and loss from operations included in the Company's consolidated financial statements from the acquisition date through June 30, 2018 were $2.2 million and $1.2 million, respectively. Pro forma results of operations for VIEVU have not been presented because they are not material to the consolidated results of operations. In connection with the acquisition, the Company incurred and expensed costs of approximately $0.7 million, which included legal, accounting and other third-party expenses related to the transaction. Subsequent to the acquisition date, the Company recorded an expense of $0.6 million related to purchase commitments assumed in the VIEVU business combination that exceeded estimated future demand.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of June 30, 2018, and results of operations for the six months ended June 30, 2018 and 2017. The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Certain statements contained in this report that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions and strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things: our intentions and beliefs about future development efforts and activities, including our intentions to invest in R&D as well as the development of new product and service lines and enhanced features for our existing product and service lines; intentions to shift an increasing amount of business to a subscription model; our need that customers upgrade and replace existing conducted electrical weapons (“CEW”) units and the willingness of customers to do so; that we may have more sales denominated in foreign currencies in 2018; our intention to increase our investment in the development of sales in the international, military and law enforcement market; our plans to expand our sales force; that cloud and mobile technologies are fundamentally changing the police environment; our plan to invest in web activities and law enforcement trade shows in 2018; our intention to not pay dividends; that increases in marketing and sales activities will lead to an increase in sales; our belief that the video evidence capture and management market will grow significantly in the near future and the reasons for that belief; our intention to continue to pursue the personal security market; our intention to grow direct sales; the sufficiency of our facilities and our strategy to expand manufacturing capacity if needed; that we may lease facilities from parties that specialize in handling and manufacturing of firearm materials; that we expect to continue to depend on sales of our X2 and X26P CEW devices; our intention to apply for and prosecute our patents; that selling, general and administrative expense will increase in 2018; that research and development expenses will increase in 2018; the timing of the resolution of uncertain tax positions; our intention to hold investments to maturity; the effect of interest rate changes on our annual interest income; that we may engage in currency hedging activities; our intentions concerning, and the effectiveness of, our ongoing marketing efforts through web activities, trial programs, tech summits and law enforcement trade shows; our belief that customers will honor multi-year contracts despite the existence of appropriations, termination for convenience. or similar clauses; our belief that customers will renew their Evidence.com service subscriptions at the end of the contractual term; estimates regarding the size of our target markets and our competitive position in existing markets; the availability of alternative materials and components suppliers; the benefits of the continued automation of our production process; the sufficiency and availability of our liquid assets and capital resources; our financing and growth strategies, including: potential joint ventures, mergers and acquisitions, stock repurchases and hedging activities; the safety of our products; our litigation strategy, including the outcome of legal proceedings in which we are currently involved; expectations regarding increased operating leverage; our expectations of the probability of achievement of performance goals in connection with the CEO Performance Award; the impact of a loss of customer data, a breach of security or an extended outage; the effect of current and future tax strategies; the fluctuations in our effective tax rate; the impact of the U.S. Tax Cuts and Jobs Act (the “Tax Act”); the impact of recently adopted and future accounting standards; the impact of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and ASC Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers ("ASC 340-40") (collectively, “Topic 606”); and the ultimate resolution of financial statement items requiring critical accounting estimates, including those set forth in our Form 10-K for the year ended December 31, 2017.

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
The $5.5 billion cloud-based public safety software total addressable market estimates 1,000,000 domestic patrol officers with annual digital evidence management revenue of $750 per year ($63 per user per month, which reflects Axon current list pricing), 1,000,000 domestic police officers with annual advanced intelligence and analytics revenue of $350 per year ($29 per user per month based on estimated market pricing), 400,000 domestic patrol vehicle license evidence management annual revenue of $925 ($77 per user per month, which reflects 60% allocation to software of Axon's $129 per month listed pricing), 2,100,000 public safety employees with annual records management & computer dispatch revenue of $1,500 per year ($125 per user per month based on estimated market pricing and analysis of current existing records management systems (“RMS”) and computer aided dispatch (“CAD”) contracts), and 1,000,000 immediately addressable international officers with annual revenue of $750 per year ($63 per user per month based on Axon's current listed software pricing).
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
Our long-term financial strategy includes shifting our revenue, contracts, and cash flows from book-and-ship hardware transactions to multi-element, multi-year, subscription or recurring payment plans. During the three months ended June 30, 2018, 52% of our consolidated revenues were recognized from contracts with multiple performance obligations, while within our TASER Weapons and Software and Sensors segments, approximately 25% and 96%, respectively, were recognized from contracts containing multiple performance obligations. Recurring revenue refers to those contracts with multiple performance obligations, which we break out in more detail in the Critical Accounting Estimates.
As of June 30, 2018, we have booked 305,200 cloud-based software licenses on the Axon Cloud network and we have annual recurring run-rate Axon Cloud and Sensors and Other revenue of $92.7 million. Annual recurring run-rate revenue is calculated by annualizing our most previous reported month's recurring license, integration, warranty and storage revenue. Our long-term goal is to transition a majority of our customers to recurring payment plan or subscription contracts.

We are also highly focused on driving operating leverage and profitability within our two reportable segments, TASER Weapons and Software and Sensors.
Results of Operations

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
The following table presents data from our statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended June 30,
	2018		2017 (1)
Net sales from products	$76,721	77.3%	$66,875	84.0%
Net sales from services	22,505	22.7	12,768	16.0
Net sales	99,226	100.0	79,643	100.0
Cost of product sales	31,087	31.3	30,172	37.9
Cost of service sales	4,996	5.0	3,834	4.8
Cost of sales	36,083	36.4	34,006	42.7
Gross margin	63,143	63.6	45,637	57.3
Operating expenses:
Sales, general and administrative	39,343	39.6	31,824	40.0
Research and development	18,501	18.6	12,989	16.3
Total operating expenses	57,844	58.3	44,813	56.3
Income from operations	5,299	5.3	824	1.0
Interest and other income (expense), net	(295)	(0.3)	1,684	2.1
Income before provision for income taxes	5,004	5.0	2,508	3.1
Provision for (benefit from) income taxes	(3,481)	(3.5)	232	0.3
Net income	$8,485	8.6%	$2,276	2.9%
(1) Amounts for the three months ended June 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
The following table presents the Company's revenues disaggregated by geography (in thousands):

	Three Months Ended June 30,
	2018		2017 (1)
United States	$78,731	79%	$66,200	83%
Other countries	20,495	21	13,443	17
Total	$99,226	100%	$79,643	100%
(1) Amounts for the three months ended June 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.

Net Sales
Net sales by product line were as follows (dollars in thousands):

	Three Months Ended June 30,				Dollar Change	Percent Change
	2018		2017 (1)
TASER Weapons segment:
TASER X26P	$18,146	18.3%	$16,235	20.4%	$1,911	11.8%
TASER X2	18,362	18.5	16,052	20.2	2,310	14.4
TASER Pulse and Bolt	1,101	1.1	801	1.0	300	37.5
Single cartridges	17,243	17.4	14,867	18.7	2,376	16.0
Extended warranties	3,738	3.8	2,991	3.8	747	25.0
Other	2,034	2.0	2,070	2.6	(36)	(1.7)
Total TASER Weapons segment	60,624	61.1	53,016	66.6	7,608	14.4
Software and Sensors segment:
Axon Body	4,780	4.8	3,752	4.7	1,028	27.4
Axon Flex	1,535	1.5	3,851	4.8	(2,316)	(60.1)
Axon Fleet	2,715	2.7	—	—	2,715	*
Axon Dock	2,119	2.1	2,783	3.5	(664)	(23.9)
Evidence.com and cloud services	20,357	20.5	12,756	16.0	7,601	59.6
TASER Cam	762	0.8	766	1.0	(4)	(0.5)
Extended warranties	2,870	2.9	1,619	2.0	1,251	77.3
Other	3,464	3.5	1,100	1.4	2,364	214.9
Total Software and Sensors segment	38,602	38.9	26,627	33.4	11,975	45.0
Total net sales	$99,226	100.0%	$79,643	100.0%	$19,583	24.6
* Not meaningful
(1) Amounts for the three months ended June 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Net unit sales for TASER Weapons handles and other products and Software and Sensors segment products were as follows:

	Three Months Ended June 30,		Unit Change	Percent Change
	2018	2017
TASER X26P	18,664	18,198	466	2.6%
TASER X2	15,537	15,390	147	1.0
TASER Pulse and Bolt	3,158	2,347	811	34.6
Cartridges	611,136	579,282	31,854	5.5
Axon Body	20,407	26,882	(6,475)	(24.1)
Axon Flex	3,281	9,373	(6,092)	(65.0)
Axon Fleet	2,079	—	2,079	*
Axon Dock	4,534	8,269	(3,735)	(45.2)
TASER Cam	1,491	1,336	155	11.6
* Not meaningful
Net sales were $99.2 million and $79.6 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $19.6 million or 24.6%. International revenues were $20.5 million and $13.4 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $7.1 million or 52.5%.
Net sales for the TASER Weapons segment were $60.6 million and $53.0 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $7.6 million or 14.4%. The Company increased sales of its TASER X26P and X2 Smart

Weapons by $4.2 million to $36.5 million during the quarter ended June 30, 2018 as compared to $32.3 million during the same period in 2017, which was primarily attributable to increased sales under the Officer Safety Plan and TASER 60 purchase programs.
Net sales for the Software and Sensors segment were $38.6 million and $26.6 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $12.0 million, or 45.0%. The Company continued to add users to its network during the three months ended June 30, 2018 resulting in steady product revenues as well as increased aggregate users which resulted in increased Evidence.com and extended warranty revenues of $7.6 million and $1.3 million, respectively. Additionally, the Company recorded revenue of $2.7 million related to Axon Fleet, the Company's in-car camera system that was released towards the end of 2017, during the three months ended June 30, 2018 with no amounts recorded during the same period in 2017.
To gain more immediate feedback regarding activity for Software and Sensors products and services, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales), including contractual optional periods we expect to be exercised, net of cancellations, placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Most bookings will be invoiced in subsequent periods. Due to municipal government funding rules, in some cases certain of the future period amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although the Company has entered into contracts for the delivery of products and services in the future and anticipates the contracts will be fulfilled, if agencies do not exercise contractual options, do not appropriate funds in future year budgets, or do enact a cancellation clause, revenue associated with these bookings may not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to the Company's Software and Sensors segment, net of cancellations, were $88.9 million and $81.9 million during the three months ended June 30, 2018 and 2017, respectively, an increase of $6.9 million, or 8.4%.
The chart below illustrates the Company's Software and Sensors segment quarterly bookings for each of the previous six fiscal quarters (in thousands):
Cost of Product and Service Sales
Cost of product and service sales was $36.1 million and $34.0 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $2.1 million, or 6.1%. As a percentage of net sales, cost of product and service sales decreased to 36.4% for the three months ended June 30, 2018 compared to 42.7% during the same period in 2017. The Company noted no significant changes in variable manufacturing costs during the three months ended June 30, 2018 as compared to the same period in 2017.
Within the TASER Weapons segment, cost of product sales increased to $17.7 million for the three months ended June 30, 2018 from $16.1 million for the same period in 2017 as a result of higher sales volumes, and decreased as a percentage of sales to 29.2% from 30.3%, respectively.
Within the Software and Sensors segment, cost of product and service sales increased to $18.4 million for the three months ended June 30, 2018 from $17.9 million for the same period in 2017 as a result of higher sales volumes, and decreased as a percentage of sales to 47.7% for the three months ended June 30, 2018 from 67.3% for the same period in 2017.

Gross Margin
Gross margin increased $17.5 million to $63.1 million for the three months ended June 30, 2018 compared to $45.6 million for the same period in 2017. As a percentage of net sales, gross margin increased to 63.6% for the three months ended June 30, 2018 compared to 57.3% for the same period in 2017, which was primarily attributable to increased leveraging of fixed costs related to cloud storage.
As a percentage of net sales, gross margin for the TASER Weapons segment increased slightly to 70.8% from 69.7% for the three months ended June 30, 2018 and 2017, respectively. As a percentage of net sales, gross margin for the Software and Sensors segment was 52.3% and 32.7% for the three months ended June 30, 2018 and 2017, respectively. Within the Software and Sensors segment, hardware gross margin was 16.7% for the three months ended June 30, 2018 compared to a negative 1.7% for the same period in 2017, while the service margins were 77.8% and 70.0% during those same periods, respectively. The increase in hardware gross margins during the three months ended June 30, 2018 was primarily attributable to accounting changes required under the new revenue accounting standard. Previously, the level of discounting in the Company's contracts resulted in a portion of the contractual consideration allocated to the delivered hardware to be recognized as revenue ratably over the Evidence.com subscription term, while the full cost of the product was recognized when the hardware was delivered to the customer resulting in lower gross margins initially. Under the new revenue accounting standard, generally the full amount of revenue related to the delivered hardware is recognized in the period in which it is delivered resulting in better matching of the revenues and related costs. The increase in service margins during the three months ended June 30, 2018 as compared to the same period in 2017 was attributable to the reduction of non-recurring expenses related to the Company's data migration to its new cloud-storage provider that was completed in 2018, as well as increased leveraging of fixed costs related to cloud-storage.
Sales, General and Administrative Expenses
SG&A expenses were comprised as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2018	2017 (1)
Total sales, general and administrative expenses	$39,343	$31,824	$7,519	23.6
Sales, general, and administrative as a percentage of net sales	39.6%	40.0%
(1) Amounts related to commissions expense for the three months ended June 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Within the TASER Weapons segment, SG&A expenses increased $4.4 million, or 25.3%, to $21.9 million during the three months ended June 30, 2018 as compared to $17.5 million for the three months ended June 30, 2017. Of the increase, $2.0 million related to higher salaries, benefits, bonus and stock-based compensation related primarily to sales and marketing, professional staff and general support staff, as well as increased professional and consulting costs of $1.4 million primarily related to increased legal fees.
Within the Software and Sensors segment, SG&A expenses increased $3.1 million, or 21.6%, to $17.4 million during the three months ended June 30, 2018 as compared to $14.3 million for the same period in 2017. The increase was primarily attributable to increased costs related to salaries, benefits and bonus, inclusive of stock-based compensation and increased costs related to sales and marketing.
Research and Development Expenses
R&D expenses were comprised as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2018	2017
Total research and development expenses	$18,501	$12,989	$5,512	42.4
Research and development as a percentage of net sales	18.6%	16.3%
The Company's Software and Sensors segment was responsible for 61% of the overall increase in R&D expense. Within the TASER Weapons segment, R&D expense increased $2.2 million, of which $1.7 million was related to increased salaries, benefits and bonus as the Company continues to invest in personnel allocated to the development of new CEW related technologies. The $3.4 million increase in R&D expense for the Software and Sensors segment primarily consisted of a $3.7 million increase related to salaries and benefits, inclusive of stock-based compensation, which was partially offset by $0.5 million of lower expenses related to external professional and consulting fees. The Company expects R&D expense to continue to increase in absolute dollars as it invests in the deployment of new CEW technologies and focuses on growing the Software and Sensors segment as it adds headcount and additional resources to develop new products and services to further advance its scalable cloud-connected device platform. The Company believes that these investments will result in an increase in our subscription revenue base, which over time will result in revenue increasing faster than the increase in selling, general and administrative expenses and research and development costs, as we reach economies of scale.
Interest and Other Income (expense), Net
Interest and other income (expense), net was an expense of $0.3 million for the three months ended June 30, 2018 compared to income of $1.7 million for the same period in 2017. During the three months ended June 30, 2018, interest and other income amounts consisted primarily of interest income related to the Company's sales under hardware installment sale plans and investment and interest income totaling $0.9 million which was more than offset by losses on foreign currency transaction adjustments of $1.2 million. During the three months ended June 30, 2017, interest and other income included investment and interest income of $0.4 million and $1.3 million of gains on foreign currency transaction adjustments.
Provision for Income Taxes
The provision for income taxes was a benefit of $3.5 million for the three months ended June 30, 2018, which was an effective tax rate of (69.6)%. Our estimated full year effective income tax rate for 2018, before discrete period adjustments, was 22.8%, which is more than the federal statutory rate primarily due to state taxes and non-deductible expenses for items such as meals and entertainment, executive compensation limitation under IRC Section 162(m), lobbying fees, an income inclusion from GILTI, offset by a reduction for foreign-derived intangible income ("FDII"). This was partially offset by R&D tax credit deductions. The effective tax rate was favorably impacted by a $4.6 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs that vested or stock options that were exercised during the three months ended June 30, 2018. Of this amount $3.4 million related to stock options exercised by the Company's CEO in connection with the Company's follow-on offering.
Net Income
Our income increased by $6.2 million to $8.5 million for the three months ended June 30, 2018 compared to $2.3 million for the same period in 2017. Net income per basic and diluted share was $0.15 for the three months ended June 30, 2018 compared to $0.04 per basic and diluted share for the same period in 2017.

Three Months Ended June 30, 2018 Compared to the Three Months Ended March 31, 2018
Net Sales
Net sales by product line were as follows (dollars in thousands):

	Three Months Ended June 30, 2018		Three Months Ended March 31, 2018		Dollar Change	Percent Change
TASER Weapons segment:
TASER X26P	$18,146	18.3%	$16,474	16.3%	$1,672	10.1%
TASER X2	18,362	18.5	23,932	23.6	(5,570)	(23.3)
TASER Pulse and Bolt	1,101	1.1	1,346	1.3	(245)	(18.2)
Single cartridges	17,243	17.4	16,114	15.9	1,129	7.0
Extended warranties	3,738	3.8	3,706	3.7	32	0.9
Other	2,034	2.0	1,952	1.9	82	4.2
Total TASER Weapons segment	60,624	61.1	63,524	62.8	(2,900)	(4.6)
Software and Sensors segment:
Axon Body	4,780	4.8	5,558	5.5	(778)	(14.0)
Axon Flex	1,535	1.5	1,669	1.6	(134)	(8.0)
Axon Fleet	2,715	2.4	2,116	2.1	599	28.3
Axon Dock	2,119	2.1	3,035	3.0	(916)	(30.2)
Evidence.com and cloud services	20,357	20.5	20,241	20.0	116	0.6
TASER Cam	762	0.8	1,360	1.3	(598)	(44.0)
Extended warranties	2,870	2.9	2,490	2.5	380	15.3
Other	3,464	3.5	1,222	1.2	2,242	183.5
Total Software and Sensors segment	38,602	38.9	37,691	37.2	911	2.4
Total net sales	$99,226	100.0%	$101,215	100.0%	$(1,989)	(2.0)%
Net sales within the TASER Weapons segment decreased during the three months ended June 30, 2018 at $60.6 million as compared to $63.5 million for the three months ended March 31, 2018. The decrease is primarily attributable to the timing of customer orders and deployments.
Within the Software and Sensors segment, net sales were $38.6 million for the three months ended June 30, 2018 as compared to $37.7 million for the three months ended March 31, 2018. The Company continued to add users to its network during the three months ended June 30, 2018 resulting in steady service revenues but offset by decreased hardware revenues.
Net unit sales for TASER Weapons handles and other products and Software and Sensors segment products were as follows:

	Three Months Ended June 30, 2018	Three Months Ended March 31, 2018	Unit Change	Percent Change
TASER X26P	18,664	15,720	2,944	18.7%
TASER X2	15,537	20,501	(4,964)	(24.2)
TASER Pulse and Bolt	3,158	4,000	(842)	(21.1)
Cartridges	611,136	532,952	78,184	14.7
Axon Body	20,407	21,769	(1,362)	(6.3)
Axon Flex	3,281	3,693	(412)	(11.2)
Axon Fleet	2,079	1,857	222	12.0
Axon Dock	4,534	5,844	(1,310)	(22.4)
TASER Cam	1,491	3,528	(2,037)	(57.7)

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
The following table presents data from our statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Six Months Ended June 30,
	2018		2017 (1)
Net sales from products	$157,695	78.7%	$134,366	84.6%
Net sales from services	42,746	21.3	24,519	15.4
Net sales	200,441	100.0	158,885	100.0
Cost of product sales	63,521	31.7	57,244	36.0
Cost of service sales	9,316	4.6	7,334	4.6
Cost of sales	72,837	36.3	64,578	40.6
Gross margin	127,604	63.7	94,307	59.4
Operating expenses:
Sales, general and administrative	75,102	37.5	62,681	39.5
Research and development	33,620	16.8	25,452	16.0
Total operating expenses	108,722	54.2	88,133	55.5
Income from operations	18,882	9.4	6,174	3.9
Interest and other income	968	0.5	1,890	1.2
Income before provision for income taxes	19,850	9.9	8,064	5.1
Provision for (benefit from) income taxes	(1,561)	(0.8)	1,208	0.8
Net income	$21,411	10.7%	$6,856	4.3%
(1) Amounts for the six months ended June 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
The following table presents the Company's revenues disaggregated by geography (in thousands):

	Six Months Ended June 30,
	2018		2017 (1)
United States	$156,681	78%	$130,952	82%
Other countries	43,760	22	27,933	18
Total	$200,441	100%	$158,885	100%
(1) Amounts for the six months ended June 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.

Net Sales
Net sales by product line were as follows (dollars in thousands):

	Six Months Ended June 30,				Dollar Change	Percent Change
	2018		2017 (1)
TASER Weapons segment:
TASER X26P	$34,620	17.3%	$31,903	20.1%	$2,717	8.5%
TASER X2	42,294	21.1	35,038	22.1	7,256	20.7
TASER Pulse and Bolt	2,447	1.2	1,823	1.1	624	34.2
Single cartridges	33,357	16.6	31,531	19.8	1,826	5.8
Extended warranties	7,444	3.7	5,834	3.7	1,610	27.6
Other	3,986	2.0	4,558	2.9	(572)	(12.5)
Total TASER Weapons segment	124,148	61.9	110,687	69.7	13,461	12.2
Software and Sensors segment:
Axon Body	10,338	5.2	7,198	4.5	3,140	43.6
Axon Flex	3,204	1.6	5,326	3.4	(2,122)	(39.8)
Axon Fleet	4,831	2.4	—	—	4,831	*
Axon Dock	5,154	2.6	4,770	3.0	384	8.1
Evidence.com and cloud services	40,598	20.3	24,498	15.4	16,100	65.7
TASER Cam	2,122	1.1	1,485	0.9	637	42.9
Extended warranties	5,360	2.7	3,037	1.9	2,323	76.5
Other	4,686	2.3	1,884	1.2	2,802	148.7
Total Software and Sensors segment	76,293	38.1	48,198	30.3	28,095	58.3
Total net sales	$200,441	100.0%	$158,885	100.0%	$41,556	26.2
* Not meaningful
(1) Amounts for the six months ended June 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Net unit sales for TASER Weapons handles and other products and Software and Sensors segment products were as follows:

	Six Months Ended June 30,		Unit Change	Percent Change
	2018	2017
TASER X26P	34,384	33,559	825	2.5%
TASER X2	36,038	32,527	3,511	10.8
TASER Pulse and Bolt	7,158	5,919	1,239	20.9
Cartridges	1,144,088	1,175,268	(31,180)	(2.7)
Axon Body	42,176	47,195	(5,019)	(10.6)
Axon Flex	6,974	12,474	(5,500)	(44.1)
Axon Fleet	3,936	—	3,936	*
Axon Dock	10,378	13,144	(2,766)	(21.0)
TASER Cam	5,019	2,675	2,344	87.6
* Not meaningful
Net sales were $200.4 million and $158.9 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $41.6 million or 26.2%. International revenues were $43.8 million and $27.9 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $15.8 million or 56.7%.
Net sales for the TASER Weapons segment were $124.1 million and $110.7 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $13.5 million or 12.2%. The Company increased sales of its TASER X26P and X2 Smart Weapons by $10.0 million to $76.9 million during the six months ended June 30, 2018 as compared to $66.9 million during the same period in 2017, which was primarily attributable to increased sales under the Officer Safety Plan and TASER 60 payment programs.
Net sales for the Software and Sensors segment were $76.3 million and $48.2 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $28.1 million, or 58.3%. The overall increase in the Software and Sensors segment was driven by continued adoption of on-officer cameras and related technologies, including the Company's Evidence.com digital evidence management software suite. The Company recorded net sales of $4.8 million related to Axon Fleet in the six months ended June 30, 2018, with no amounts recorded during the same period in 2017. Evidence.com revenues for the six months ended June 30, 2018 increased $16.1 million to $40.6 million as compared to the same period in 2017. This increase was primarily driven by the continued increase in active users on the Company's Evidence.com platform.

Cost of Product and Service Sales
Cost of product and service sales was $72.8 million and $64.6 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $8.3 million, or 12.8%. As a percentage of net sales, cost of product and service sales decreased to 36.3% for the six months ended June 30, 2018 compared to 40.6% during the same period in 2017. The Company noted no significant changes in variable manufacturing costs during the six months ended June 30, 2018 as compared to the same period in 2017.
Within the TASER Weapons segment, cost of product sales increased to $38.2 million for the six months ended June 30, 2018 from $34.1 million for the same period in 2017 as a result of higher sales volumes, and was consistent as a percentage of sales at 30.8%.
Within the Software and Sensors segment, cost of product and service sales increased to $34.6 million for the six months ended June 30, 2018 from $30.5 million for the same period in 2017 as a result of higher sales volumes, and decreased as a percentage of sales to 45.4% for the six months ended June 30, 2018 from 63.2% for the same period in 2017.
Gross Margin
Gross margin increased $33.3 million to $127.6 million for the six months ended June 30, 2018 compared to $94.3 million for the same period in 2017. As a percentage of net sales, gross margin increased to 63.7% for the six months ended June 30, 2018 compared to 59.4% for the same period in 2017, which was primarily attributable to increased leveraging of fixed costs related to cloud storage.
As a percentage of net sales, gross margin for the TASER Weapons segment was 69.2% for each of the six months ended June 30, 2018 and 2017. As a percentage of net sales, gross margin for the Software and Sensors segment was 54.6% and 36.8% for the six months ended June 30, 2018 and 2017, respectively. Within the Software and Sensors segment, hardware gross margin was 24.6% for the six months ended June 30, 2018 and 2.3% for the same period in 2017, while the service margins were 78.2% and 70.1% during those same periods, respectively. The increase in hardware gross margins during the six months ended June 30, 2018 was primarily attributable to accounting changes required under the new revenue accounting standard. Previously, the level of discounting in the Company's contracts resulted in a portion of the contractual consideration allocated to the delivered hardware to be recognized as revenue ratably over the Evidence.com subscription term, while the full cost of the product was recognized when the hardware was delivered to the customer resulting in lower gross margins initially. Under the new revenue accounting standard, generally the full amount of revenue related to the delivered hardware is recognized in the period in which it is delivered resulting in better matching of the revenues and related costs. The increase in service margins during the six months ended June 30, 2018 as compared to the same period in 2017 was attributable to the reduction of non-recurring expenses related to the Company's data migration to its new cloud-storage provider that was completed in 2018, as well as increased leveraging of fixed costs related to cloud-storage.

Sales, General and Administrative Expenses
Sales, general and administrative (“SG&A”) expenses were comprised as follows (dollars in thousands):

	Six Months Ended June 30,		Dollar Change	Percent Change
	2018	2017 (1)
Total sales, general and administrative expenses	$75,102	$62,681	$12,421	19.8
Sales, general, and administrative as a percentage of net sales	37.5%	39.5%
(1) Amounts related to commissions expense for the six months ended June 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Within the TASER Weapons segment, SG&A expense increased $8.5 million, or 24.4%, to $43.2 million during the six months ended June 30, 2018 as compared to $34.7 million for the six months ended June 30, 2017. Of the increase, $4.1 million related to higher salaries, benefits, bonus and stock-based compensation related primarily to sales and marketing, professional staff and general support staff, as well as increased professional and consulting of $3.0 million primarily related to increased legal fees.
Within the Software and Sensors segment, SG&A expense increased $3.9 million, or 14.1%, to $31.9 million during the six months ended June 30, 2018 as compared to $28.0 million for the six months ended June 30, 2017. The increase was primarily attributable to increased costs related to sales and marketing.
Research and Development Expenses
R&D expenses were comprised as follows (dollars in thousands):

	Six Months Ended June 30,		Dollar Change	Percent Change
	2018	2017
Total research and development expenses	$33,620	$25,452	$8,168	32.1
Research and development as a percentage of net sales	16.8%	16.0%
The Company's Software and Sensors segment was responsible for 64.4% of the overall increase in R&D expense. Within the TASER Weapons segment, R&D expense increased $2.9 million, $2.5 million related to increased salaries, benefits and bonus as the Company continues to invest in personnel allocated to the development of new CEW related technologies. Of the $5.3 million increase in R&D expense for the Software and Sensors segment, $6.7 million related to salaries and benefits, inclusive of stock-based compensation, which was partially offset by $1.5 million of lower expenses related to external professional and consulting fees. The Company expects R&D expense to continue to increase in absolute dollars as it invests in the deployment of new CEW technologies and focuses on growing the Software and Sensors segment as it adds headcount and additional resources to develop new products and services to further advance its scalable cloud-connected device platform. The Company believes that these investments will result in an increase in our subscription revenue base, which over time will result in revenue increasing faster than the increase in selling, general and administrative expenses and research and development costs, as we reach economies of scale.
Interest and Other Income
Interest and other income was $1.0 million for the six months ended June 30, 2018 compared to $1.9 million for the same period in 2017. During the six months ended June 30, 2018, interest and other income consisted primarily of interest income related to the Company's sales under hardware installment sale plans and investment and interest income totaling $1.3 million which was partially offset by losses on foreign currency transaction adjustments of $0.3 million. During the six months ended June 30, 2017, interest and other income was primarily comprised of $1.2 million of foreign currency transaction gains and investment and interest income of $0.8 million.

Provision for Income Taxes
The provision for income taxes was a benefit of $1.6 million for the six months ended June 30, 2018, which was an effective tax rate of (7.9)%. Our estimated full year effective income tax rate for 2018, before discrete period adjustments, was 22.8%, which is more than the federal statutory rate primarily due to state taxes and non-deductible expenses for items such as meals and entertainment, executive compensation limitation under IRC Section 162(m), lobbying fees, an income inclusion from GILTI, offset by a reduction for foreign-derived intangible income ("FDII"). This was partially offset by R&D tax credit deductions. The effective tax rate was favorably impacted by a $6.1 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs that vested or stock options that were exercised during the six months ended June 30, 2018. Of this amount $3.4 million related to stock options exercised by the Company's CEO in connection with the Company's follow-on offering.
Net Income
Our income increased by $14.6 million to $21.4 million for the six months ended June 30, 2018 compared to $6.9 million for the same period in 2017. Net income per basic and diluted share was $0.39 and $0.38 for the six months ended June 30, 2018, respectively, compared to $0.13 per basic and diluted share for the same period in 2017.
Liquidity and Capital Resources
Summary
As of June 30, 2018, we had $310.0 million of cash, cash equivalents and restricted cash, an increase of $231.5 million as compared to December 31, 2017.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$16,106	$(12,458)
Net cash provided by (used in) investing activities	(7,226)	2,037
Net cash provided by (used in) financing activities	223,197	(1,331)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(538)	(857)
Net increase (decrease) in cash, cash equivalents and restricted cash	$231,539	$(12,609)
Operating activities
Net cash provided by operating activities in the first six months of 2018 of $16.1 million reflects $21.4 million in net income impacted by the net increase of non-cash income statement items totaling $14.6 million and decrease of $19.9 million for the net change in operating assets and liabilities. Included in the non-cash items were $5.2 million in depreciation and amortization expense and $9.0 million in stock-based compensation expense. Increases to operating cash flows consisted primarily of increased deferred revenue of $10.5 million and decreased inventory of $4.5 million. The increase in deferred revenue was primarily driven by increased Software and Sensors services invoiced in advance. Cash used in operations was also impacted by various other operating items, with the most significant component related to increased accounts and notes receivable and contract assets of $24.8 million primarily related to increased customer balances under the Company's Officer Safety Plan and TASER 60 purchase programs. Cash used in operations was also impacted by decreased accounts payable and accrued liabilities of $2.7 million and increased prepaid expenses and other assets of $7.4 million driven primarily by increased deferred commissions and higher prepaid software licenses, partially offset by decreased deferred cost of product sales and higher income tax receivables.
Net cash used in operating activities in the first six months of 2017 of $12.4 million consisted of $6.9 million in net income impacted by the net increase of non-cash income statement items totaling $10.1 million and decrease of $29.4 million for the net change in operating assets and liabilities. Included in the non-cash items were $3.4 million in depreciation and amortization expense, $7.4 million in stock-based compensation expense and $0.4 million of bond premium amortization. These non-cash impacts were partially offset by deferred income tax expense of $1.5 million. Increases to operating cash flows consisted of increased accounts payable, accrued and other liabilities of $7.5 million, which reduced the amount of cash used during the period, along with increased deferred revenue of $14.8 million. The increase in deferred revenue was primarily driven by continued sales growth of products and services within the Company's Software and Sensors segment that are typically invoiced in advance, and recognized over the duration of the contract period as hardware and services are delivered. Of the increase in deferred revenue, $7.5 million resulted from increased hardware deferred revenue along with increased deferred warranty revenue of $2.5 million, and increased services, including Evidence.com subscriptions, of $4.9 million. Cash used in operations was also impacted by various other operating items, with the most significant component related to increased inventory of $25.8 million in anticipation of the Company's national field trial offer for body cameras as well as increased sales throughout the remainder of 2017. Additionally, the Company had increased long-term accounts receivable of $15.9 million partially related to the Company's Officer Safety Plan and TASER 60 purchase programs and increased prepaid expenses and other assets of $10.1 million which was primarily driven by a $3.2 million increase in customer receivables related to value added taxes passed on to customers which was attributable to higher TASER weapons sales in the U.K., $1.0 million of increased prepaid commissions which are paid for when a contract is booked, and subsequently amortized over the contractual period, and $0.8 million of increased prepaid wages and benefits that will be recognized over the employees' explicit service period. Cash from operations was also affected by increases in accounts and notes receivable of $4.5 million driven by higher sales.

Investing activities
We used $7.2 million in investing activities during the first six months of 2018. Maturities and calls of investments, net of purchases, were $2.7 million. We invested $4.9 million in the purchase of property and equipment and intangible assets in addition to our $5.0 million investment related to the acquisition of VIEVU, LLC (Refer to Note 15 in the Notes to Unaudited Condensed Consolidated Financial Statements).
We generated $2.0 million from investing activities during the first six months of 2017. Maturities and calls of investments, net of purchases, were $14.4 million, which was partially offset by our investment of $5.9 million in the purchase of property and equipment and intangible assets and our $6.5 million investment related to the acquisition of Dextro, Inc.

Financing activities
Net cash generated by financing activities was $223.2 million during the first six months of 2018. In May 2018, we completed a public follow-on equity offering that generated net proceeds of $234.0 million which was partially offset by income and payroll taxes of $10.8 million paid by the Company on behalf of employees who net-settled stock awards during the period.
Net cash used in financing activities was $1.3 million during the first six months of 2017. During the first six months of 2017, the Company paid income and payroll taxes of $2.6 million on behalf of employees who net-settled stock awards during the period which was offset by proceeds from options exercised of $1.2 million.
Liquidity and Capital Resources
As of June 30, 2018, we had $307.5 million of cash and cash equivalents, of which $36.6 million was held in foreign locations. The majority of our cash and cash equivalents balance as of June 30, 2018 was comprised of the $234.0 million of net proceeds related to the follow-on offering we completed in May 2018. Our ongoing sources of cash are predominately from our sales of products and services to our customers. In addition, our $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. The line is secured by substantially all of the assets of the Company, and bears interest at varying rates, currently LIBOR plus 1.25% or Prime less 0.50%. As of June 30, 2018, we had letters of credit outstanding of $2.7 million, leaving the net amount available for borrowing of $7.3 million. The facility matures on December 31, 2018. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At June 30, 2018 and December 31, 2017, there were no borrowings under the line.
Our agreement with the bank requires us to comply with a maximum funded debt to EBITDA ratio, as defined, of no greater than 2.00 to 1.00 based upon a trailing twelve-month period. At June 30, 2018, the Company’s funded debt to EBITDA ratio was 0.002 to 1.00.
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
Product Warranties
The Company warranties its CEWs, Axon cameras and certain related accessories from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for the standard warranty are charged to cost of products sold when revenue is recorded for the related product. Future warranty costs are estimated based on historical data related to warranty claims on a quarterly basis and this rate is applied to current product sales. Historically, reserve amounts have been increased if management becomes aware of a component failure or other issue that could result in larger than anticipated warranty claims from customers. The warranty reserve is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of June 30, 2018 and December 31, 2017, our reserve for warranty returns was $0.5 million and $0.6 million, respectively. Warranty expense for the six months ended June 30, 2018 was negligible, and there was a recovery of $0.1 million during the six months ended June 30, 2017. The Company experienced lower warranty claims than initially expected and, as such, adjusted the warranty reserve to better reflect actual warranty claims. As of June 30, 2018, the Company's reserve also included initial reserves related to Signal Sidearm.
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
During the six months ended June 30, 2018 and 2017, the Company recorded provisions for excess and obsolete inventory of $2.6 million and $1.0 million, respectively. During the six months ended June 30, 2018, the Company continued phasing out previous generations of its body-worn and in-car cameras, which made up a portion of the amounts recorded as provisions to excess and obsolete inventory. Included within the $2.6 million expense, the Company recorded $0.6 million related to purchase commitments assumed in the VIEVU business combination that exceeded estimated future demand. The remaining change for the six months ended June 30, 2018 was driven by analyses looking at projected sales data for existing products and making corresponding adjustments to state inventories at their lower of cost and net realizable value. Refer to Note 4 in the Notes to Unaudited Condensed Consolidated Financial Statements.
Revenue Recognition, Contract Assets and Liabilities and Accounts and Notes Receivable
The Company derives revenue from two primary sources: (1) the sale of physical products, including CEWs, Axon cameras, Axon Signal enabled devices, corresponding hardware extended warranties, and related accessories such as Axon docks, cartridges and batteries, among others, and (2) subscription to the Company's Evidence.com digital evidence management software as a service ("SaaS") (including secure cloud-based storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, the Company also recognizes revenue from training and professional services and revenue related to other software and SaaS services. Refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements.
Many of the Company's products and services are sold on a standalone basis. The Company also bundles its hardware products and services together and sells them to its customers in single transactions, where the customer can make payments over a multi-year period. For the three and six months ended June 30, 2018 and 2017, the composition of revenue recognized from contracts containing multiple performance obligations and those not containing multiple performance obligations was as follows (dollars in thousands):

	Three Months Ended June 30, 2018						Three Months Ended June 30, 2017 (1)
	TASER Weapons		Software and Sensors		Total		TASER Weapons		Software and Sensors		Total
Contracts with Multiple Performance Obligations	$15,007	24.8%	$36,943	95.7%	$51,950	52.4%	$9,784	18.5%	$25,063	94.1%	$34,847	43.8%
Contracts without Multiple Performance Obligations	45,617	75.2	1,659	4.3	47,276	47.6	43,232	81.5	1,564	5.9	44,796	56.2
Total	$60,624	100.0%	$38,602	100.0%	$99,226	100.0%	$53,016	100.0%	$26,627	100.0%	$79,643	100.0%

	Six Months Ended June 30, 2018						Six Months Ended June 30, 2017 (1)
	TASER Weapons		Software and Sensors		Total		TASER Weapons		Software and Sensors		Total
Contracts with Multiple Performance Obligations	$34,988	28.2%	$73,588	96.5%	$108,576	54.2%	$23,723	21.4%	$44,577	92.5%	$68,300	43.0%
Contracts without Multiple Performance Obligations	89,160	71.8	2,705	3.5	91,865	45.8	86,964	78.6	3,621	7.5	90,585	57.0
Total	$124,148	100.0%	$76,293	100.0%	$200,441	100.0%	$110,687	100.0%	$48,198	100.0%	$158,885	100.0%
(1) Amounts for the three and six months ended June 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Valuation of Goodwill, Intangibles and Long-lived Assets
The Company does not amortize goodwill and intangible assets with indefinite useful lives. Such assets are required to be tested for impairment at least annually, or whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its annual impairment assessment in the fourth quarter of each year. Finite-lived intangible assets and other long-lived assets are amortized over their estimated useful lives. Management evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and intangible assets may warrant revision or that the remaining balance of these assets, including intangible assets with indefinite lives, may not be recoverable.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. The Company has claimed R&D tax credits of approximately$17.0 million for federal, Arizona and California income tax purposes related to tax years 2003 to 2018. Management determined that it was more likely than not that the full benefit of the R&D tax credit would not be sustained on examination and accordingly, has established a liability for unrecognized tax benefits of $3.8 million as of June 30, 2018. In addition, we established a $0.1 million liability related to uncertain tax positions for certain state income tax liabilities, for a total unrecognized tax benefit at June 30, 2018 of $3.9 million. Approximately $2.1 million of the unrecognized tax benefit associated with R&D credits has been netted against the R&D credit deferred tax asset. Our estimates are based on the information available to us at the time we prepare the income tax provision. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
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
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of June 30, 2018, the Company would need to generate approximately $46.7 million of pre-tax book income in the U.S. in order to realize the net deferred tax assets for which a benefit has been recorded. This estimate considers the reversal of $17.6 million of taxable temporary differences, which produce $4.3 million of deferred tax liabilities. The Company has $4.5 million of state net operating losses (“NOLs”) which expire at various dates between 2030 and 2036. The Company also has federal NOLs of $1.5 million which expire in 2035 through 2036, and are subject to limitation under IRC Section 382. The Company has $7.4 million of Arizona R&D credits carrying forward, which expire at various dates between 2018 and 2032, and $0.1 million of federal R&D credits carrying forward which expire in 2034 through 2037. In Australia, the U.K., Canada, and Germany, the Company has $2.6 million, $7.6 million, $1.7 million, and $0.4 million of NOLs, respectively, which expire at various dates or may be carried forward indefinitely.
We anticipate the Company’s future income to continue to trend upward from our 2017 results, with sufficient pre-tax book income to realize a large portion of our deferred tax assets. As such, we have not recorded a valuation allowance on our U.S. deferred tax assets as of June 30, 2018, with the exception of a reserve of $2.4 million that has been recorded due to specific income projections in years in which certain tax assets are set to expire. As of June 30, 2018, the Company has cumulative losses in Australia, the U.K. and Canada, and a history of losses Germany, which limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded for these jurisdictions. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside of the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. The determination of the unrecognized deferred tax liability on those undistributed foreign earnings is not practicable due to our legal entity structure and the complexity of U.S. and local country tax laws. If we decide to repatriate the undistributed foreign earnings, we will need to recognize the income tax effects in the period we change our assertion on indefinite reinvestment. Refer to Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Stock-Based Compensation
Stock-based compensation primarily consists of service-based RSUs. RSUs are classified as equity and measured at the fair market value of the underlying stock at the grant date. The Company recognizes RSU expense using the straight-line attribution method over the requisite service period. The Company also issues performance-based RSUs, the vesting of which is contingent upon the achievement of certain performance criteria related to the operating performance of the Company, as well as successful and timely development and market acceptance of future product introductions. For performance-based RSUs containing only performance conditions, compensation cost is recognized using the accelerated attribution model over the explicit or implicit service period. For awards containing multiple service, performance or market conditions, and all conditions must be satisfied prior to vesting, compensation expense is recognized over the longest explicit, implicit or derived service period, based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. For both service-based and performance-based RSUs, the Company accounts for forfeitures as they occur as a reduction to stock-based compensation expense and additional paid-in-capital.
For performance-based options, stock-based compensation expense is recognized over the expected performance achievement period of individual performance goals when the achievement of each individual performance goal becomes probable. For performance-based awards with a vesting schedule based entirely on the attainment of both performance and market conditions, stock-based compensation expense is recognized for each pair of performance and market conditions over the longer of the expected achievement period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of achievement. The fair value of such awards is estimated on the grant date using Monte Carlo simulations. Refer to Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements.
We have granted a total of 8.5 million performance-based awards (options and restricted stock units) of which 6.8 million are outstanding as of June 30, 2018.
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
Except as noted below, as of June 30, 2018, there were no material changes outside of the ordinary course of business to the contractual obligations table, including the notes thereto, contained in our Form 10-K Report for the fiscal year ended December 31, 2017.
In connection with the Company's acquisition of VIEVU, we entered into a long-term Product Development and Supplier Agreement (the “Supply Agreement”) with Safariland, pursuant to which Safariland will be the Company’s preferred provider of holsters for its CEW products. The Supply Agreement provides for a minimum number of units to be purchased by the Company at pre-determined prices over a ten-year period. The total undiscounted value of minimum purchases under the Supply Agreement is approximately $22.0 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, and corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. Based on investment positions as of June 30, 2018, a hypothetical 100 basis point increase in interest rates across all maturities would result in an insignificant incremental decline in the fair market value of the portfolio. Such losses would only be realized if the Company sold the investments prior to maturity.
Additionally, we have access to a $10.0 million line of credit borrowing facility which bears interest at varying rates, currently at LIBOR plus 1.25% or Prime less 0.50%. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $2.7 million at June 30, 2018. At June 30, 2018, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $7.3 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that because a material weakness exists in our internal control over financial reporting, as further described below, our disclosure controls and procedures were not effective as of June 30, 2018 at a level that provides reasonable assurance as of the last day of the period covered by this report.
During the fourth quarter of 2017, we identified a material weakness related to account reconciliations and monitoring over our U.K. subsidiary, Axon Public Safety U.K. Ltd. ("APS U.K."), which resulted from a breakdown in the operation of identified preventative and detective controls which led to the Company not initially recording some transactions correctly during 2016 and the interim periods in 2017.
To remediate the material weakness described above and related to APS U.K., we designed a specific plan to design new controls, and enhanced the design of existing controls and procedures. Specifically:

•
for the 2017 year-end close and first quarter 2018 close of our accounting records and during the second quarter of 2018, we sent accounting personnel from our headquarters in Arizona to the U.K. to perform additional review procedures of the account reconciliations for APS U.K., and our corporate accounting team performed additional reviews of APS U.K. activity;

•	we plan for our corporate accounting team to continue performing these additional review procedures on an ongoing basis; and

•
we added internal reporting procedures, including those designed to add depth to our detailed review processes of inventory, sales transactions and related accounting for deferred revenue and cost of goods sold and services delivered for APS U.K.; and

•
on June 1, 2018, we completed the migration of APS U.K. onto the same standard systems, processes and controls as our other locations, which subjects APS U.K. activity to those procedures by the same personnel that perform the accounting activities for our other locations.

The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As remediation testing has not yet been completed, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2018 at a level that provides reasonable assurance as of the last day of the period covered by this report.

Change in Internal Control over Financial Reporting
Except as noted above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

10.1+	CEO Performance Award (incorporated by reference to Annex A of the Company’s definitive proxy statement on Schedule 14A filed on April 13, 2018)
10.2+	Axon Enterprise, Inc. 2018 Stock Incentive Plan (incorporated by reference to Annex B of the Company’s definitive proxy statement on Schedule 14A filed on April 13, 2018)
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith
**    Furnished herewith
+    Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	August 9, 2018
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2018	By:	/s/ JAWAD A. AHSAN
Chief Financial Officer
(Principal Financial and
Accounting Officer)