Form 10-Q
period 2018-09-30
AXON ENTERPRISE, INC.
filed 2018-11-07
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of October 31, 2018 was 58,448,574.

AXON ENTERPRISE, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

Page

Special Note Regarding Forward-Looking Statements	ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	1
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2018 and 2017	2
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017	3
Notes to Unaudited Condensed Consolidated Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	45
Item 4. Controls and Procedures	46
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	48
Item 1A. Risk Factors	48
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3. Defaults Upon Senior Securities	48
Item 4. Mine Safety Disclosures	48
Item 5. Other Information	48
Item 6. Exhibits	49
SIGNATURES	50

Special Note Regarding Forward-Looking Statements

This Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions and strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed products and services and related development efforts and activities; expectations about the market for our current and future products and services; expectations about customer behavior; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s strategies, goals and objectives and other similar expressions; as well as the ultimate resolution of financial statement items requiring critical accounting estimates, including those set forth in our Form 10-K for the year ended December 31, 2017. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. However, not all forward-looking statements contain these identifying words.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. The following important factors could cause actual results to differ materially from those in the forward-looking statements: customer purchase behavior, including adoption of our software as a service delivery model; our exposure to cancellations of government contracts due to appropriation clauses, exercise of a cancellation clause, or non-exercise of contractually optional periods; our ability to design, introduce and sell new products or features; our ability to manage our supply chain and avoid production delays or shortages; changes in the costs of product components and labor; defects in our products; the impact of product mix on projected gross margins; loss of customer data, a breach of security or an extended outage, including our reliance on third party cloud-based storage providers; negative media publicity regarding our products; our ability to defend against litigation and protect our intellectual property, and the resulting costs of this activity; changes in government regulations in the U.S. and in foreign markets, especially related to the classification of our product by the United States Bureau of Alcohol, Tobacco, Firearms and Explosives; counter-party risks relating to cash balances held in excess of FDIC insurance limits; our ability to integrate acquired businesses; and our ability to attract and retain key personnel. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. The Annual Report on Form 10-K that we filed with the SEC on March 1, 2018 listed various important factors that could cause actual results to differ materially from expected and historical results. These factors are intended as cautionary statements for investors within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Readers can find them under the heading “Risk Factors” in the Report on Form 10-K and in this Report on Form 10-Q, and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission ("SEC"). Our filings with the SEC may be accessed at the SEC’s web site at www.sec.gov.

ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AXON ENTERPRISE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$324,371	$75,105
Short-term investments	500	6,862
Accounts and notes receivable, net of allowance of $1,559 and $754 as of September 30, 2018 and December 31, 2017, respectively	116,518	56,064
Contract assets, net	13,263	—
Inventory	39,221	45,465
Prepaid expenses and other current assets	30,514	21,696
Total current assets	524,387	205,192
Property and equipment, net of accumulated depreciation of $38,599 and $36,477 as of September 30, 2018 and December 31, 2017, respectively	35,613	31,172
Deferred income tax assets, net	18,080	15,755
Intangible assets, net	16,956	18,823
Goodwill	25,043	14,927
Long-term notes receivable, net of current portion	38,220	36,877
Other assets	23,396	15,366
Total assets	$681,695	$338,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,998	$8,592
Accrued liabilities	36,908	23,502
Current portion of deferred revenue	89,637	70,401
Customer deposits	4,111	3,673
Current portion of business acquisition contingent consideration	1,736	1,693
Other current liabilities	115	89
Total current liabilities	141,505	107,950
Deferred revenue, net of current portion	69,382	54,881
Liability for unrecognized tax benefits	1,805	1,706
Long-term deferred compensation	3,590	3,859
Business acquisition contingent consideration, net of current portion	—	1,048
Other long-term liabilities	5,751	1,224
Total liabilities	222,033	170,668
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 58,419,742 and 52,969,869 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	447,933	201,672
Treasury stock at cost, 20,220,227 shares as of September 30, 2018 and December 31, 2017	(155,947)	(155,947)
Retained earnings	169,301	123,185
Accumulated other comprehensive loss	(1,626)	(1,467)
Total stockholders’ equity	459,662	167,444
Total liabilities and stockholders’ equity	$681,695	$338,112
The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales from products	$80,923	$73,985	$238,618	$208,351
Net sales from services	23,913	16,277	66,659	40,796
Net sales	104,836	90,262	305,277	249,147
Cost of product sales	32,953	34,573	96,474	91,817
Cost of service sales	6,250	5,924	15,566	13,258
Cost of sales	39,203	40,497	112,040	105,075
Gross margin	65,633	49,765	193,237	144,072
Operating expenses:
Sales, general and administrative	39,685	36,398	114,787	99,079
Research and development	21,982	14,166	55,602	39,618
Total operating expenses	61,667	50,564	170,389	138,697
Income (loss) from operations	3,966	(799)	22,848	5,375
Interest and other income, net	1,274	1,430	2,242	3,320
Income before provision for income taxes	5,240	631	25,090	8,695
Provision for (benefit from) income taxes	(471)	209	(2,032)	1,417
Net income	$5,711	$422	$27,122	$7,278
Net income per common and common equivalent shares:
Basic	$0.10	$0.01	$0.49	$0.14
Diluted	$0.10	$0.01	$0.47	$0.14
Weighted average number of common and common equivalent shares outstanding:
Basic	58,340	52,831	55,681	52,663
Diluted	59,805	53,843	57,254	53,762

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income	$5,711	$422	$27,122	$7,278
Foreign currency translation adjustments	(107)	(1,560)	(159)	(2,111)
Comprehensive income (loss)	$5,604	$(1,138)	$26,963	$5,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$27,122	$7,278
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,226	5,677
Purchase accounting adjustments to goodwill	—	(23)
Loss on disposal and impairment of property and equipment, net	290	—
Loss on disposal and abandonment of intangible assets	2,103	—
Bond premium amortization	34	594
Stock-based compensation	15,302	11,423
Deferred income taxes	(2,326)	(4,155)
Unrecognized tax benefits	99	(134)
Change in assets and liabilities:
Accounts and notes receivable and contract assets	(51,172)	(26,027)
Inventory	9,033	(19,074)
Prepaid expenses and other assets	(12,081)	(11,252)
Accounts payable, accrued and other liabilities	4,306	3,382
Deferred revenue	31,700	26,460
Net cash provided by (used in) operating activities	32,636	(5,851)
Cash flows from investing activities:
Purchases of investments	(4,331)	(19,950)
Proceeds from maturity/call of investments	10,658	49,633
Purchases of property and equipment	(6,880)	(9,072)
Purchases of intangible assets	(460)	(431)
Business acquisitions	(4,990)	(10,629)
Net cash provided by (used in) investing activities	(6,003)	9,551
Cash flows from financing activities:
Net proceeds from equity offering	233,993	—
Proceeds from options exercised	713	1,255
Income and payroll tax payments for net-settled stock awards	(11,973)	(2,830)
Payment of contingent consideration for a business acquisition	(575)	—
Net cash provided by (used in) financing activities	222,158	(1,575)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(381)	703
Net increase in cash, cash equivalents and restricted cash	248,410	2,828
Cash, cash equivalents and restricted cash, beginning of period	78,438	43,969
Cash, cash equivalents and restricted cash, end of period	$326,848	$46,797

Supplemental disclosures:
Cash and cash equivalents	$324,371	$43,471
Restricted cash (Note 6)	2,477	3,326
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$326,848	$46,797

Cash paid for income taxes, net of refunds	$7,957	$12,206

Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$1,114	$556
Non-cash purchase consideration related to business combinations	$12,508	$1,007
The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies
Axon Enterprise, Inc. (“Axon,” the “Company,” "we," or "us") is a developer and manufacturer of advanced conducted electrical weapons (“CEWs”) designed for use by law enforcement, military, corrections, private security personnel, and by private individuals for personal defense. In addition, we have developed full technology solutions for the capture, secure storage and management of video/audio evidence as well as other tactical capabilities for use in law enforcement. We sell our products worldwide through our direct sales force, distribution partners, online store and third-party resellers. Axon was incorporated in Arizona in September 1993, and reincorporated in Delaware in January 2001. Our corporate headquarters and manufacturing facilities are located in Scottsdale, Arizona. Our main software development division is located in Seattle, Washington, and we develop artificial intelligence technologies through our wholly-owned subsidiary in Vietnam, Axon Public Safety Southeast Asia LLC. During 2018, we established Axon Public Safety Finland OY in Tampere, Finland that operates a connected hardware team focused on the development of our hardware products. Axon Public Safety BV, a wholly owned subsidiary, supports our international sales and marketing efforts, and is located in Amsterdam, Netherlands. Axon Public Safety BV wholly owns two subsidiaries, Axon Public Safety U.K. Limited and Axon Public Safety Australia Pty Ltd., that serve as direct sales operations in the United Kingdom ("U.K.") and Australia, respectively. We also sell to certain international markets through a wholly-owned subsidiary, Axon Public Safety Germany SE, and sell into the Canadian market through our wholly-owned subsidiary, Axon Public Safety Canada, Inc.
The accompanying unaudited condensed consolidated financial statements include the accounts of Axon Enterprise, Inc. and our wholly owned subsidiaries. All material intercompany accounts, transactions, and profits have been eliminated.
Basis of Presentation and Use of Estimates
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2017, as filed on Form 10-K, with the exception of our adoption of certain accounting pronouncements which we describe below and in Note 2. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2017. The results of operations for the nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

•	product warranty reserves,

•	inventory valuation,

•	revenue recognition,

•	valuation of goodwill, intangible and long-lived assets,

•	recognition, measurement and valuation of current and deferred income taxes,

•	stock-based compensation,

•	recognition and measurement of contingencies and accrued litigation expense, and

•	fair values of identified tangible and intangible assets acquired and liabilities assumed in business combinations.
Actual results could differ materially from those estimates.
Segment Information
Our operations are comprised of two reportable segments: the manufacture and sale of CEWs, batteries, accessories, extended warranties and other products and services (the “TASER Weapons” segment); and the software and sensors business, which includes the sale of devices, wearables, applications, cloud and mobile products (collectively, the “Software and Sensors” segment). Within the Software and Sensors segment, we specify sales of products and services. Revenue from our “products” in the Software and Sensors segment are generally from sales of sensors, including on-officer body cameras, Axon Fleet cameras, other hardware sensors, warranties on sensors, and other products, and is sometimes referred to as "Sensors and Other revenue". Revenue from our “services” in the Software and Sensors segment comprise sales related to the Axon Cloud, which includes Axon Evidence, cloud-based evidence management software revenue, other recurring cloud-hosted software revenue and related professional services, and is sometimes referred to as "Axon Cloud revenue." Within the Software and Sensors segment, we include only

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

revenues and costs attributable to that segment, which costs include: costs of sales for both products and services, direct labor, selling expenses for the sales team, product management and research and development ("R&D") for products included, or to be included, within the Software and Sensors segment. All other costs are included in the TASER Weapons segment.
Our Chief Executive Officer, who is the Chief Operating Decision Maker (the “CODM”), is not provided asset information by segment. Reportable segments are determined based on discrete financial information reviewed by the CODM. We organize and review operations based on products and services. We perform an annual analysis of our reportable segments. Additional information related to our business segments is summarized in Note 14.
Geographic Information and Major Customers
For the three and nine months ended September 30, 2018, and for the nine months ended September 30, 2017 no individual country outside the U.S. represented more than 10% of total net sales. For the three months ended September 30, 2017, one country, the U.K. represented more than 10% of the Company's net sales at 10.5%. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of our customers.
For the three and nine months ended September 30, 2018 and 2017, no customer represented more than 10% of total net sales. At September 30, 2018 and December 31, 2017, no customer represented more than 10% of the aggregate accounts and notes receivable balance and contract assets.
Income per Common Share
Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Potentially dilutive securities include outstanding stock options and unvested restricted stock units ("RSUs"). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.
The calculation of the weighted average number of shares outstanding and earnings per share are as follows (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings per share:
Net income	$5,711	$422	$27,122	$7,278
Denominator:
Weighted average shares outstanding	58,340	52,831	55,681	52,663
Dilutive effect of stock-based awards	1,465	1,012	1,573	1,099
Diluted weighted average shares outstanding	59,805	53,843	57,254	53,762
Anti-dilutive stock-based awards excluded	6,793	575	6,760	506
Net income per common share:
Basic	$0.10	$0.01	$0.49	$0.14
Diluted	$0.10	$0.01	$0.47	$0.14

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Standard Warranties
We warranty our CEWs, Axon cameras and certain related accessories from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will repair or replace any defective unit for a fee. Estimated costs for the standard warranty are charged to cost of products sold when revenue is recorded for the related product. Future warranty costs are estimated based on historical data related to warranty claims on a quarterly basis and this rate is applied to current product sales. Historically, reserve amounts have been increased if management becomes aware of a component failure or other issue that could result in larger than anticipated warranty claims from customers. The warranty reserve is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. The warranty reserve is included in accrued liabilities on the accompanying condensed consolidated balance sheets.
Changes in our estimated product warranty liabilities were as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Balance, beginning of period	$644	$780
Utilization of accrual	(384)	(178)
Warranty expense	699	117
Balance, end of period	$959	$719
Fair Value Measurements and Financial Instruments
The fair value framework prioritizes the inputs to valuation techniques for measuring financial assets and liabilities measured on a recurring basis and for non-financial assets and liabilities when these items are re-measured. Fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

•
Level 3 – Valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect our own assumptions about inputs that market participants would use in pricing an asset or liability.

We have cash equivalents and investments, which at September 30, 2018 and December 31, 2017 were comprised of money market funds, state and municipal obligations, corporate bonds, and certificates of deposits. See additional disclosure regarding the fair value of our cash equivalents and investments in Note 3. Included in the balance of Other assets as of September 30, 2018 and December 31, 2017 was $3.9 million related to corporate-owned life insurance policies which are used to fund our deferred compensation plan. We determine the fair value of insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.
Our financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their carrying values approximate their fair values on the accompanying condensed consolidated balance sheets.
Valuation of Goodwill, Intangibles and Long-lived Assets
Management evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets, excluding goodwill and intangible assets with indefinite useful lives, may

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

warrant revision or that the remaining balance of these assets may not be recoverable. Such circumstances could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way products are branded and marketed. In performing the review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. During the three months ended September 30, 2018, we abandoned certain developed technology acquired in a business combination resulting in an impairment charge of $2.0 million, which was included in sales, general and administrative expense in the accompanying condensed consolidated statement of operations.
We do not amortize goodwill and intangible assets with indefinite useful lives; rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We perform our annual goodwill and intangible asset impairment tests in the fourth quarter of each year.
Recently Issued Accounting Guidance

Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and Accounting Standards Codification ("ASC") Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers ("ASC 340-40"), (collectively, “Topic 606”). On January 1, 2018, we adopted Topic 606 by applying the modified retrospective method of adoption for all contracts that were not substantially completed as of the adoption date. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. Refer to Note 2 for further discussion.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. We adopted ASU 2016-15 effective January 1, 2018, and the adoption of this ASU did not have a material impact on our condensed consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires an entity to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This removes the exception to postpone recognition until the asset has been sold to an outside party. We adopted ASU 2016-16 effective January 1, 2018, and the adoption of this ASU did not have a material impact on our condensed consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), which amends the existing guidance relating to the treatment of restricted cash and restricted cash equivalents on the statement of cash flows.  We adopted ASU 2016-18 effective January 1, 2018, and retrospectively updated the presentation of our unaudited consolidated statements of cash flows to include amounts of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) to provide a more robust framework to use in determining when a set of acquired assets and activities is a business. The amendments in ASU 2017-01 provide a screen to determine when a set of acquired integrated assets and activities is not a business, and if the screen is not met it may result in fewer transactions that qualify as a business combination under ASC Topic 805. We adopted ASU 2017-01 effective January 1, 2018, and the adoption of this ASU did not have a material impact on our condensed consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. We adopted ASU 2017-09 effective January 1, 2018, and the adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

In September 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and  aligns

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license).  The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments. We adopted ASU 2018-15 prospectively effective July 1, 2018, and the adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

Effective the first quarter of 2019:
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. In July 2018, the FASB issued additional guidance which provided an additional transition method for adopting the updated guidance.  Under the additional transition method, entities may elect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. We currently plan to adopt this standard using this modified retrospective approach.
Most prominent among the changes in the standard is the requirement for lessees to recognize ROU assets and lease liabilities for those leases classified as operating leases under current U.S. GAAP. The standard requires additional disclosures to enable users of financial statements to assess the amount, timing, and certainty of cash flows arising from leases. We intend to elect certain of the available practical expedients upon adoption. We have evaluated our existing lease portfolio and believe that our population of leases is relatively low in number. We have implemented key processes and controls to enable the accurate assessment of leases and preparation of related financial information.
We are nearing completion of the opening balance sheet adjustment related to ASU 2016-02. We expect adoption of the standard will result in the recognition of ROU assets of between $10 million and $12 million and lease liabilities of between $11 million and $13 million for operating leases as of January 1, 2019, with no impact to retained earnings. Additionally, we anticipate that our accounting for capital leases will remain substantially unchanged.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The adoption of this ASU is not expected to have a material impact on our condensed consolidated financial statements.

Effective the first quarter of 2020:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 includes an impairment model (known as the current expected credit loss model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The use of forecasted information is intended to incorporate more timely information in the estimate of expected credit loss. Early adoption is permitted.We are currently in the process of evaluating the impact of adoption of ASU 2016-13 on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendments apply to the disclosures of changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted, and an entity is also permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. As ASU 2018-13 only revises disclosure requirements, it will not have a material impact on our condensed consolidated financial statements.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

2. Revenues
Adoption of ASC Topic 606, "Revenue from Contracts with Customers"
On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted, and continue to be reported in accordance with our historic accounting under ASC 605. We recorded a net increase in stockholders’ equity (retained earnings) of $19.0 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606 on contracts that were not complete as of that date. The areas most significantly impacted were contracts with contingent hardware revenue and the treatment of incremental costs of obtaining contracts with customers.
The impacts as a result of applying Topic 606 were a net increase to net sales of $2.1 million and $4.4 million, respectively, for the three and nine months ended September 30, 2018, and a net decrease to sales, general and administrative expenses of approximately $0.4 million and $2.0 million, respectively, related to the costs of obtaining contracts for the same periods, as compared to what would have been recognized under ASC 605. The impacts to the December 31, 2017 balance sheet of adopting Topic 606 are presented below (in thousands):

	December 31, 2017 (As reported)	Impact of Adoption of Topic 606 on Opening Balance Sheet	January 1, 2018 (As adjusted)
Accounts and notes receivable, net	$56,064	$28,915	$84,979
Contract assets, net	—	5,512	5,512
Prepaid expense and other current assets	21,696	2,003	23,699
Total impacted current assets	77,760	36,430	114,190
Deferred income tax assets, net	15,755	(5,158)	10,597
Long-term notes receivable	36,877	(12,977)	23,900
Other assets	15,366	5,323	20,689
Total impacted assets	145,758	23,618	169,376

Accrued liabilities	23,502	2,512	26,014
Current portion of deferred revenue	70,401	863	71,264
Total impacted current liabilities	93,903	3,375	97,278
Deferred revenue, net of current portion	54,881	1,249	56,130
Total impacted liabilities	148,784	4,624	153,408
Retained earnings	123,185	18,994	142,179
Total impacted stockholders' equity	123,185	18,994	142,179
Total impacted liabilities and stockholders' equity	271,969	23,618	295,587
Revenue Recognition
Revenues are recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, each of which is generally distinct and accounted for as a separate performance obligation. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental taxing authorities.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Topic 606. For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using our estimate of the standalone selling price ("SSP") of each distinct good or service in the contract.
Performance obligations to deliver products, including CEWs, cameras and related accessories such as cartridges, batteries and docks, are generally satisfied at the point in time we ship the product, as this is when the customer obtains control of the asset under our standard terms and conditions. In certain contracts with non-standard terms and conditions, these performance obligations may not be satisfied until formal customer acceptance occurs. Performance obligations to fulfill service-type extended warranties and provide our Software-as-a-Service (“SaaS”) offerings, including Axon Evidence and other cloud services, are generally satisfied over time as the customer receives and consumes the benefits of these services over the stated service period.

We have elected to recognize shipping costs as an expense in cost of product sales when the control of hardware products or accessories have transferred to the customer.
Nature of Products and Services
The following table presents our revenues by primary product and service offering (in thousands):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017 (1)
	TASER Weapons	Software and Sensors	Total	TASER Weapons	Software and Sensors	Total
TASER X26P	$17,998	$—	$17,998	$13,264	$—	$13,264
TASER X2	20,392	—	20,392	22,717	—	22,717
TASER Pulse and Bolt	1,402	—	1,402	1,069	—	1,069
Single cartridges	18,406	—	18,406	17,474	—	17,474
Axon Body	—	4,744	4,744	—	4,527	4,527
Axon Flex	—	1,325	1,325	—	2,563	2,563
Axon Fleet	—	1,809	1,809	—	1,113	1,113
Axon Dock	—	2,178	2,178	—	2,639	2,639
Axon Evidence and cloud services	—	23,915	23,915	—	16,200	16,200
TASER Cam	—	717	717	—	922	922
Extended warranties	4,123	3,161	7,284	3,086	1,945	5,031
Other	1,345	3,321	4,666	1,806	937	2,743
Total	$63,666	$41,170	$104,836	$59,416	$30,846	$90,262

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017 (1)
	TASER Weapons	Software and Sensors	Total	TASER Weapons	Software and Sensors	Total
TASER X26P	$52,618	$—	$52,618	$45,167	$—	$45,167
TASER X2	62,686	—	62,686	57,755	—	57,755
TASER Pulse and Bolt	3,849	—	3,849	2,892	—	2,892
Single cartridges	51,763	—	51,763	49,005	—	49,005
Axon Body	—	15,082	15,082	—	11,725	11,725
Axon Flex	—	4,529	4,529	—	7,889	7,889
Axon Fleet	—	6,640	6,640	—	1,113	1,113
Axon Dock	—	7,332	7,332	—	7,409	7,409
Axon Evidence and cloud services	—	64,513	64,513	—	40,698	40,698
TASER Cam	—	2,839	2,839	—	2,407	2,407
Extended warranties	11,567	8,521	20,088	8,920	4,982	13,902
Other	5,331	8,007	13,338	6,364	2,821	9,185
Total	$187,814	$117,463	$305,277	$170,103	$79,044	$249,147
(1) Amounts for the three and nine months ended September 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.

We derive revenue from two primary sources: (1) the sale of physical products, including CEWs, cameras, Axon Signal enabled devices, corresponding hardware extended warranties, and related accessories such as Axon docks, cartridges and batteries, among others, and (2) subscription to our Axon Evidence digital evidence management SaaS (including secure cloud-based storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, we also recognize revenue from training, professional services and revenue related to other software and cloud services.

Many of our products and services are sold on a standalone basis. We also bundle our hardware products and services together and sell them to our customers in single transactions, where the customer can make payments over a multi-year period. These sales may include payments for upfront hardware and services, as well as payments for hardware and services to be provided by us at a future date. Additionally, we offer customers the ability to purchase CEW cartridges and certain services on an unlimited basis over the contractual term. Due to the unlimited nature of these arrangements whereby we are obligated to deliver unlimited products at the customer’s request, we account for these arrangements as stand-ready obligations, and recognize revenue ratably over the contract period. Cost of product sales is recognized as the products are shipped to the customer.
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017 (1)		2018		2017 (1)
United States	$88,125	84%	$73,203	81%	$244,806	80%	$204,155	82%
Other countries	16,711	16	17,059	19	60,471	20	44,992	18
Total	$104,836	100%	$90,262	100%	$305,277	100%	$249,147	100%
(1) Amounts for the three and nine months ended September 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers. We generally have an unconditional right to consideration when we invoice our customers and record a receivable. We record a contract asset when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing.
Contract assets generally result from our subscription programs where we satisfy a hardware performance obligation upon shipment to the customer, and the right to the portion of the transaction price allocated to that hardware performance obligation is conditional on our future performance of a SaaS service obligation under the contract. We recognize a portion of the amount allocated to hardware products shipped to the customer as accounts receivable when invoiced to the customer, and record the remaining allocated value as a contract asset as we have generally fulfilled our hardware performance obligation upon shipment.
Contract liabilities generally consist of deferred revenue on our subscription programs where we generally invoice customers at the beginning of each annual period and record a receivable at the time of invoicing when there is an unconditional right to consideration.
Deferred revenue is comprised mainly of unearned revenue related to our Axon Evidence SaaS platform, secure cloud-based storage, service-type extended warranties, stand-ready obligations in our cartridge programs, and rights to future CEW, camera and related accessories hardware in our subscription programs. Revenue for Axon Evidence and cloud-based storage, our service-type extended warranties and stand-ready cartridge programs is generally recognized on a straight-line basis over the subscription term. Revenue for the rights to future hardware is generally recognized at the point in time the hardware products are shipped to the customer.

Payment terms and conditions vary by contract type and geography, but our standard terms are that payments are due within 30 days from the date of invoice.
The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the nine months ended September 30, 2018 (in thousands):

September 30, 2018
Contract assets, net	$13,263
Contract liabilities (deferred revenue)	159,019
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	63,475

Contract liabilities (deferred revenue) consisted of the following (in thousands):

	September 30, 2018			December 31, 2017 (1)
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER Weapons	$11,256	$18,085	$29,341	$12,501	$18,619	$31,120
Software and Sensors	8,525	5,195	13,720	6,293	4,195	10,488
	19,781	23,280	43,061	18,794	22,814	41,608
Hardware:
TASER Weapons	7,389	15,927	23,316	4,164	11,401	15,565
Software and Sensors	17,681	19,833	37,514	16,956	14,781	31,737
	25,070	35,760	60,830	21,120	26,182	47,302
Software and Sensors Services	44,786	10,342	55,128	30,487	5,885	36,372
Total	$89,637	$69,382	$159,019	$70,401	$54,881	$125,282

	September 30, 2018			December 31, 2017 (1)
	Current	Long-Term	Total	Current	Long-Term	Total
TASER Weapons	$18,645	$34,012	$52,657	$16,665	$30,020	$46,685
Software and Sensors	70,992	35,370	106,362	53,736	24,861	78,597
Total	$89,637	$69,382	$159,019	$70,401	$54,881	$125,282
(1) Amounts as of December 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Remaining Performance Obligations
As of September 30, 2018, we had approximately $820 million of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606 as of September 30, 2018. We expect to recognize between 15% - 20% of this balance over the next twelve months, and expect the remainder to be recognized over the following five to seven years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.
Costs to Obtain a Contract
We recognize an asset for the incremental costs of obtaining a contract with a customer, which consist primarily of sales commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for the underlying performance obligations.
For contract costs related to performance obligations with an amortization period of one year or less, we apply the practical expedient to expense these sales commissions when incurred. These costs are recognized as incurred within sales, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive income.
As of September 30, 2018, our assets for costs to obtain contracts were as follows (in thousands):

September 30, 2018
Current deferred commissions (1)	$6,207
Deferred commissions, net of current portion (2)	14,175
$20,382
(1) Current deferred commissions are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet.
(2) Deferred commissions, net of current portion, are included in other assets on the accompanying condensed consolidated balance sheet.
During the three and nine months ended September 30, 2018, we recognized $1.5 million and $3.8 million, respectively, of amortization related to deferred commissions. These costs are recorded within sales, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive income.
Significant Judgments
Our contracts with certain municipal government customers may be subject to budget appropriation, other contract cancellation clauses or future periods which are optional. In contracts where the customer’s performance is subject to budget appropriation clauses, we generally consider the likelihood of non-appropriation to be remote when determining the contract term and transaction price. Contracts with other cancellation provisions or optional periods may require judgment in determining the contract term, including the existence of material rights, transaction price and identifying the performance obligations.
At times, customers may request changes that either amend, replace or cancel existing contracts. Judgment is required to determine whether the specific facts and circumstances within the contracts require the changes to be accounted for as a separate contract or as a modification. Generally, contract modifications containing additional goods and services that are determined to be distinct and sold at their SSP are accounted for as a separate contract. For contract modifications where both criteria are not met, the original contract is updated and the required adjustments to revenue and contract assets, liabilities, and other accounts will be made accordingly.
Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately rather than together may require significant judgment. We consider CEW devices and related accessories, as well as cameras and related accessories, to be separately identifiable from each other as well as from extended warranties on these products and the SaaS subscriptions to Axon Evidence and other cloud services.
In contracts where there are timing differences between when we transfer a promised good or service to the customer and when the customer pays for that good or service, we have determined that, with the exception of our TASER 60 installment purchase arrangements, our contracts generally do not include a significant financing component. For the three and nine months ended September 30, 2018, we recorded revenue of $11.9 million and $36.1 million, respectively, including $0.4 million and $1.0 million, respectively, of interest income under our TASER 60 plan. For the three and nine months ended September 30, 2017, we recorded revenue of $7.5 million and $20.8 million, respectively, including $0.2 million and $0.5 million, respectively, of interest income under our TASER 60 plan. Amounts for the three and nine months ended September 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606.
Judgment is required to determine the SSP for each distinct performance obligation.We analyze separate sales of our products and services as a basis for estimating the SSP of our products and services and then use that SSP as the basis for allocating the transaction price when our products and services are sold together in a contract with multiple performance obligations. In instances where the SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions, time value of money and other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we may use information such as geographic region and distribution channel in determining the SSP.
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

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Cash, Cash Equivalents and Investments
The following tables summarize our cash, cash equivalents, and held-to-maturity investments at September 30, 2018 and December 31, 2017 (in thousands):

	As of September 30, 2018
	Amortized Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$120,539	$—	$120,539	$120,539	$—

Level 1:
Money market funds	203,832	—	203,832	203,832	—

Level 2:
Corporate bonds	500	—	500	—	500
Total	$324,871	$—	$324,871	$324,371	$500

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$53,459	$—	$53,459	$53,459	$—

Level 1:
Money market funds	20,884	—	20,884	20,884	—
Corporate bonds	6,632	(6)	6,626	—	6,632
Subtotal	27,516	(6)	27,510	20,884	6,632

Level 2:
State and municipal obligations	992	—	992	762	230
Total	$81,967	$(6)	$81,961	$75,105	$6,862
We believe unrealized losses on our investments are due to interest rate fluctuations. As these investments are short-term in nature, are expected to be redeemed at par value, and/or because we have the ability and intent to hold these investments to maturity, we do not consider these investments to be other than temporarily impaired as of December 31, 2017.
4. Inventory
Inventories are stated at the lower of cost and net realizable value. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method and includes allocations of manufacturing labor and overhead. Included in finished goods at September 30, 2018 and December 31, 2017 was $1.7 million and $1.4 million, respectively, of trial and evaluation hardware units. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventory consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$19,942	$20,119
Finished goods	19,279	25,346
Total inventory	$39,221	$45,465

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2018 were as follows (in thousands):

	TASER Weapons	Software and Sensors	Total
Balance, beginning of period	$1,453	$13,474	$14,927
Goodwill acquired	—	10,285	10,285
Foreign currency translation adjustment	(84)	(85)	(169)
Balance, end of period	$1,369	$23,674	$25,043

Intangible assets (other than goodwill) consisted of the following (in thousands):

		September 30, 2018			December 31, 2017
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Domain names	5-10 years	$3,161	$(656)	$2,505	$3,161	$(428)	$2,733
Issued patents	4-15 years	2,916	(1,054)	1,862	2,697	(913)	1,784
Issued trademarks	3-11 years	1,052	(567)	485	860	(397)	463
Customer relationships	4-8 years	3,724	(755)	2,969	1,377	(451)	926
Non-compete agreements	3-4 years	545	(423)	122	556	(346)	210
Developed technology	3-7 years	15,449	(8,573)	6,876	13,469	(3,956)	9,513
Re-acquired distribution rights	2 years	1,973	(1,644)	329	2,133	(711)	1,422
Total amortized		28,820	(13,672)	15,148	24,253	(7,202)	17,051
Not amortized:
TASER trademark		900		900	900		900
Patents and trademarks pending		908		908	872		872
Total not amortized		1,808		1,808	1,772		1,772
Total intangible assets		$30,628	$(13,672)	$16,956	$26,025	$(7,202)	$18,823

During the three months ended September 30, 2018, we abandoned certain developed technology acquired in a business combination resulting in an impairment charge of approximately $2.0 million.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization expense of intangible assets for the three and nine months ended September 30, 2018 was $1.6 million and $4.6 million, respectively. Amortization expense of intangible assets for the three and nine months ended September 30, 2017 was $1.4 million and $3.3 million, respectively. Estimated amortization for intangible assets with definite lives for the remaining three months of 2018, the next five years ended December 31, and thereafter, is as follows (in thousands):

2018	$1,209
2019	3,357
2020	3,296
2021	2,854
2022	1,200
2023	1,393
Thereafter	1,839
Total	$15,148
6. Other Assets
Other assets consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Cash surrender value of corporate-owned life insurance policies	$3,949	$3,846
Deferred commissions (1)	14,175	6,803
Restricted cash (2)	2,477	3,333
Prepaid expenses, deposits and other	2,795	1,384
Total other long-term assets	$23,396	$15,366
(1) Represents assets for the incremental costs of obtaining contracts with customers, which consist primarily of sales commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contracts and amortized consistent with the recognition timing of the revenue for the underlying performance obligations. The amounts as of December 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts. In connection with our adoption of Topic 606, we recorded an adjustment of $7.3 million as of January 1, 2018, and of that amount, $5.4 million was recorded within other assets. The adjusted balance of long-term deferred commissions as of January 1, 2018 was $12.2 million.
(2) As of September 30, 2018 and December 31, 2017, restricted cash primarily consisted of $1.8 million and $2.7 million, respectively, of sales proceeds related to long-term contracts with customers. As of September 30, 2018, the proceeds are held in escrow until certain billing milestones are achieved, and then specified amounts are transferred to our operating accounts.
7. Accrued Liabilities
Accrued liabilities consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	2018	2017
Accrued salaries, benefits and bonus	$15,057	$8,957
Accrued professional, consulting and lobbying fees	2,910	3,870
Accrued warranty expense	959	644
Accrued income and other taxes	4,913	2,558
Other accrued liabilities	13,069	7,473
Accrued liabilities	$36,908	$23,502

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Income Taxes
ASC 740 requires a company to record the effects of a tax law change in the period of enactment; however, shortly after the enactment of the Tax Cuts and Jobs Act (the "Tax Act"), the SEC staff issued Staff Accounting Bulletin 118 ("SAB 118"), which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. We continue to analyze the impact of the Tax Act and expect that as additional guidance from IRS Treasury is provided, further updates will be necessary.
The Tax Act imposes a U.S. entity tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At September 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current-year operations only in our EAETR (estimated annual effective tax rate) and have not provided additional GILTI on deferred items.

We file income tax returns for federal purposes and in many states, as well as in multiple foreign jurisdictions. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time, generally three to four years, following the tax year to which these filings relate. Our U.S. federal income tax return for fiscal year 2016 is currently under audit by the Internal Revenue Service.

Deferred Tax Assets
Net deferred income tax assets at September 30, 2018, include capitalized R&D costs, R&D tax credits, stock-based compensation expense, deferred revenue, warranty and inventory reserves, accrued vacation, and other items, partially offset by accelerated depreciation expense and intangible amortization that is not tax deductible. Our total net deferred tax assets at September 30, 2018 were $18.1 million.
In preparing our condensed consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating our ability to recover our deferred income tax assets, management considers all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities, and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets.
Although management believes that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As of September 30, 2018, we continue to demonstrate three-year cumulative pre-tax income in the U.S. federal and Arizona tax jurisdictions; however, our Arizona R&D Tax Credits start to expire in 2018 with a significant tranche with a gross value of $1.2 million expiring if not used by the end of 2019. It appears that our long term investments, which impact short-term profits, will likely result in some of the R&D credits expiring before they are utilized. Therefore, management has concluded that it is more likely than not that a portion of our deferred tax assets will not be realized and has established a valuation allowance.
We have claimed R&D tax credits of approximately $17.0 million for federal, Arizona and California income tax purposes related to tax years 2003 to 2018. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credits will not be sustained upon examination and recorded a liability for unrecognized tax benefits of $3.6 million as of September 30, 2018. In addition, management accrued $0.2 million for estimated uncertain tax positions related to certain federal and state income tax liabilities, for a total liability for unrecognized tax benefit as of September 30, 2018 of $3.8 million. Management expects the amount of unrecognized tax benefit liability to increase by $0.2 million within the next 12 months. Should the unrecognized benefit of $3.8 million be recognized, our effective tax rate would be favorably impacted. Approximately $2.2 million of the unrecognized tax benefit associated with R&D credits has been netted against the R&D deferred tax asset.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effective Tax Rate
Our overall effective tax rate for the nine months ended September 30, 2018, after discrete period adjustments, was (8.1)%. Before discrete adjustments, the tax rate was 24.0%, which is more than the federal statutory rate, primarily due to state taxes and non-deductible expenses for items such as meals and entertainment, executive compensation limitation under IRC section 162(m), lobbying fees, and an income inclusion from GILTI, offset by a reduction for foreign-derived intangible income ("FDII"). This was partially offset by R&D tax credit deductions. The effective tax rate was favorably impacted by an $8.1 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs that vested or stock options that were exercised during the nine months ended September 30, 2018. Of this amount, $3.4 million related to stock options exercised by our CEO in connection with our follow-on offering, as discussed in Note 9.
9. Stockholders’ Equity
Follow-On Offering
In May 2018, we sold 4,645,000 shares of our common stock, which included 645,000 shares pursuant to the full exercise of the underwriters' option to purchase additional shares, in an underwritten public offering at a price of $53.00 per share, which resulted in gross proceeds of $246.2 million. Net proceeds after deducting fees, commissions, and other expenses related to the offering were $234.0 million.
CEO Performance Award
On May 24, 2018 (the “Grant Date”), our stockholders approved the Board of Directors’ grant of 6,365,856 stock option awards to Patrick W. Smith, our CEO (the “CEO Performance Award”). The CEO Performance Award consists of 12 vesting tranches with a vesting schedule based entirely on the attainment of both operational goals (performance conditions) and market capitalization goals (market conditions), assuming continued employment either as the CEO or as both Executive Chairman and Chief Product Officer and service through each vesting date. Each of the 12 vesting tranches of the CEO Performance Award have a 10-year contractual term and will vest upon certification by the Board of Directors that both (i) the market capitalization goal for such tranche, which begins at $2.5 billion for the first tranche and increases by increments of $1.0 billion thereafter, and (ii) any one of the following eight operational goals focused on revenue or eight operational goals focused on Adjusted EBITDA have been met for the previous four consecutive fiscal quarters. Adjusted EBITDA for purposes of the CEO Performance Award ("Adjusted EBITDA (CEO Performance Award)") is defined as net income (loss) attributable to common stockholders before interest expense, investment interest income, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense.

Eight Separate Revenue Goals (1) (in thousands)	Eight Separate Adjusted EBITDA (CEO Performance Award) Goals (in thousands)
Goal #1, $710,058	Goal #9, $125,000
Goal #2, $860,058	Goal #10, $155,000
Goal #3, $1,010,058	Goal #11, $175,000
Goal #4, $1,210,058	Goal #12, $190,000
Goal #5, $1,410,058	Goal #13, $200,000
Goal #6, $1,610,058	Goal #14, $210,000
Goal #7, $1,810,058	Goal #15, $220,000
Goal #8, $2,010,058	Goal #16, $230,000
(1) In connection with the business acquisition that was completed during the three months ended June 30, 2018 (Note 15), the revenue goals have been adjusted for the acquiree's Target Revenue, as defined in the CEO Performance Award agreement.
As of September 30, 2018, the following operational goals were considered probable of achievement:

•	Adjusted EBITDA (CEO Performance Award) of $125.0 million; and

•	Total revenue of $710.1 million

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-based compensation expense associated with the CEO Performance Award is recognized over the longer of the expected achievement period for each pair of market capitalization and operational goals, beginning at the point in time when the relevant operational goal is considered probable of being met. The market capitalization goal period and the valuation of each tranche are determined using a Monte Carlo simulation and is used as the basis for determining the expected achievement period of the market capitalization goal. The probability of meeting an operational goal and the expected achievement point in time for meeting a probable operational goal are based on a subjective assessment of our forward-looking financial projections, taking into consideration statistical analysis. Even though no tranches of the CEO Performance Award vest unless a market capitalization and a matching operational goal are both achieved, stock-based compensation expense is recognized when an operational goal is considered probable of achievement regardless of whether a market capitalization goal is actually achieved. Additionally, stock-based compensation represents a non-cash expense and is recorded in sales, general, and administrative operating expense on our condensed consolidated statement of operations.
None of the stock options granted under the CEO Performance Award have vested thus far as the market capitalization goals and operational goals have not yet been achieved as of September 30, 2018. However, as there are two operational goals considered probable of achievement, we recorded stock-based compensation expense of $1.8 million related to the CEO Performance Award from the Grant Date through September 30, 2018. The number of stock options expected to vest is 1.1 million shares.
As of September 30, 2018, we had $43.4 million of total unrecognized stock-based compensation expense for the performance goals that were considered probable of achievement, which will be recognized over a weighted-average period of 8.3 years. As of September 30, 2018, we had unrecognized stock-based compensation expense of $200.7 million for the performance goals that were considered not probable of achievement.
We measured the grant date fair value of the CEO Performance Award using a Monte Carlo simulation approach with the following assumptions: risk-free interest rate of 2.98%, expected term of 10 years, expected volatility of 47.71% and dividend yield of 0.00%.
Stock Incentive Plan
In May 2018, our stockholders approved a new stock incentive plan authorizing an additional 1.0 million shares, plus remaining available shares under prior plans, for issuance under the new plan. Combined with the legacy stock incentive plans, there are 1.7 million shares available for grant as of September 30, 2018.
Performance-based stock awards
We have issued performance-based stock options and performance-based RSUs, the vesting of which is contingent upon the achievement of certain performance criteria related to our operating performance, as well as successful and timely development and market acceptance of our products.
RSUs are classified as equity and measured at the fair market value of the underlying stock at the grant date. We recognize RSU expense using the straight-line attribution method over the requisite service period. For performance-based RSUs containing only performance conditions, compensation cost is recognized using the accelerated attribution model over the explicit or implicit service period. For awards containing multiple service, performance or market conditions, where all conditions must be satisfied prior to vesting, compensation expense is recognized over the longest explicit, implicit or derived service period, based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date.
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

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Units
The following table summarizes RSU activity for the nine months ended September 30, 2018 (number of units and aggregate intrinsic value in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Units outstanding, beginning of year	2,348	$23.47
Granted	341	45.52
Released	(556)	23.62
Forfeited	(248)	23.79
Units outstanding, end of period	1,885	27.45	$128,991
Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $68.43 per share, multiplied by the number of RSUs outstanding. As of September 30, 2018, there was $39.6 million in unrecognized compensation costs related to RSUs under our stock plans. We expect to recognize the cost related to the RSUs over a weighted average period of 2.43 years years. RSUs are released when vesting requirements are met.
During the nine months ended September 30, 2018, we granted 0.1 million performance-based RSUs. As of September 30, 2018, the performance criteria had not been met for any of the 0.4 million performance-based RSUs outstanding.The performance-based RSUs granted in 2018, 2017 and 2016 contain provisions whereby the amount of RSUs that ultimately vest is dependent upon the level of achievement of performance metrics. The amount of RSUs included in the table above related to such grants is the target level, which is our best estimate of the amount of RSUs that will vest. The maximum additional number of performance-based RSUs that could be earned is 0.4 million, which are not included in the table above.
Certain RSUs that vested in the nine months ended September 30, 2018 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to RSUs were 0.1 million and had a value of $5.6 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the statement of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.
Stock Option Activity
The following table summarizes stock option activity for the nine months ended September 30, 2018 (number of units and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, beginning of year	804	$4.99
Granted	6,366	28.58
Exercised	(445)	5.26
Expired / terminated	(43)	4.46
Options outstanding, end of period	6,682	27.45	9.23	$238,748
Options exercisable, end of period	311	4.66	0.69	19,871
Options expected to vest, end of period	1,061
Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock of $68.43 on September 30, 2018. The intrinsic value of options exercised for the nine months ended September 30, 2018 and 2017 was $20.5 million and $2.6 million, respectively. As of September 30, 2018, total options outstanding included 6.4 million unvested performance-based stock options, of which 1.1 million are expected to vest.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Of the total stock options exercised during the nine months ended September 30, 2018, 0.3 million were exercised and the shares then sold by our CEO in connection with our follow-on offering. The CEO surrendered already owned shares to cover the exercise price of the option exercises. The option exercises were net-share settled such that we withheld shares with value equivalent to the CEO’s minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld for tax purposes and surrendered to cover the option exercises were 0.1 million and 29,854, respectively, and had a value of $6.2 million and $1.6 million, respectively, on the exercise date as determined by the closing stock price on that day. Payments for the employees’ tax obligations are reflected as a financing activity within the statement of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.
Stock-based Compensation Expense
The following table summarizes the composition of stock-based compensation for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of products sold and services delivered	$93	$134	$359	$368
Sales, general and administrative expenses	3,748	2,099	8,783	6,282
Research and development expenses	2,414	1,767	6,160	4,773
Total stock-based compensation	$6,255	$4,000	$15,302	$11,423
Stock Repurchase Plan
In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. During the nine months ended September 30, 2018 and 2017, no common shares were purchased under the program. As of September 30, 2018, $16.3 million remains available under the plan for future purchases. We suspended our 10b5-1 plan during 2016, and any future purchases will be discretionary.
10. Line of Credit
We have a $10.0 million revolving line of credit with a domestic bank. At both September 30, 2018 and December 31, 2017, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of September 30, 2018, we had letters of credit outstanding of $3.1 million under the facility, and available borrowing of $6.9 million. The line is secured by substantially all of our assets, and bears interest at varying rates (currently LIBOR plus 1.25% or Prime less 0.50%). The line of credit matures on December 31, 2018, and requires monthly payments of interest only. Our agreement with the bank requires us to comply with a maximum funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, as defined, of no greater than 2.00 to 1.00 based upon a trailing twelve-month period. At September 30, 2018, our funded debt to EBITDA ratio was 0.001 to 1.00.
11. Commitments and Contingencies
Product Litigation
We are currently named as a defendant in seven lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CEW was used by law enforcement officers in connection with arrests. While the facts vary from case to case, the product liability claims are typically based on an alleged product defect resulting in injury or death, usually involving a failure to warn and/or design defect, and the plaintiffs are seeking monetary damages. The information in this note is current through the date of these financial statements.
As a general rule, it is our policy not to settle suspect injury or death cases. Exceptions are sometimes made where the settlement is strategically beneficial to us. Due to the confidentiality of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, we do not identify or comment on which specific lawsuits have been settled or the amount of any settlement.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2009, we implemented new risk management strategies, including revisions to product warnings and training to better protect both us and our customers from litigation based on “failure to warn” theories - which comprise the vast majority of the cases against us. These risk management strategies have been highly effective in reducing the rate and exposure from litigation post-2009. Since the third quarter of 2011, product liability cases have been reduced from 55 to seven active cases.
We intend to continue our successful practice of aggressively defending and generally not settling litigation except in very limited and unusual circumstances as described above. With respect to each of the pending lawsuits, the following table lists the name of plaintiff, the date we were served with process, the jurisdiction in which the case is pending, the type of claim and the status of the matter.

Plaintiff	Month Served	Jurisdiction	Claim Type	Status
Derbyshire	Nov-09	Ontario, Canada Superior Court of Justice	Officer Injury	Discovery Phase. Trial scheduled for October 14, 2019.
Shymko	Dec-10	The Queen's Bench, Winnipeg Centre, Manitoba	Wrongful Death	Pleading Phase, currently inactive
Ramsey	Jan-12	12th Judicial Circuit Court, Broward County, FL	Wrongful Death	Discovery Phase, currently inactive
Bennett	Sep-15	11th Judicial Circuit Court, Miami-Dade County, FL	Wrongful Death	Discovery Phase
Taylor	Mar-17	U.S, District Court, Southern District of Texas	Officer Injury	Dispositive Motion Phase: We filed our motion for summary judgment on April 20, 2018.
Wiggington	Apr-18	U.S, District Court, Western District Court of Missouri	Wrongful Death	Pleading Phase
Lewis	Oct-18	General Court of Justice Superior Court Division, Stanly County, NC	Wrongful Death	Pleading Phase
Through the date of these financial statements, one product liability case was dismissed with prejudice on October 1, 2018. There are no product litigation matters in which we are involved that are currently on appeal.
The claims, and in some instances the defense, of each of these lawsuits have been submitted to our insurance carriers that maintained insurance coverage during the applicable periods. We continue to maintain product liability insurance coverage with varying limits and deductibles. The following table provides information regarding our product liability insurance. Remaining insurance coverage is based on information received from our insurance provider (in millions).

Policy Year	Policy Start Date	Policy End Date	Insurance Coverage	Deductible Amount	Defense Costs Covered	Remaining Insurance Coverage	Active Cases and Cases on Appeal
2009	12/15/2008	12/15/2009	$10.0	$1.0	N	$10.0	Derbyshire
2010	12/15/2009	12/15/2010	10.0	1.0	N	10.0	Shymko
Jan-Jun 2012	12/15/2011	6/25/2012	7.0	1.0	N	7.0	Ramsey
2015	12/15/2014	12/15/2015	10.0	5.0	N	10.0	Bennett
2017	12/15/2016	12/15/2017	10.0	5.0	N	10.0	Taylor
2018	12/15/2017	12/15/2018	10.0	5.0	N	10.0	Wiggington, Lewis
Other Litigation
Phazzer Patent Infringement Litigation
In February 2016, we filed a complaint against Phazzer Electronics Inc. (“Phazzer”) for patent infringement, trademark infringement and false advertising. On July 21, 2017, the U.S. District Court for the Middle District of Florida (Case No. 6:16-cv-00366-PGB-KRS) granted our Motion for Sanctions and for a Permanent Injunction against Florida-based Phazzer. The Court issued a broad permanent injunction against Phazzer banning sales of the infringing Phazzer Enforcer CEWs and dart cartridges. The injunction prohibits Phazzer and its officers, agents, employees, and anyone acting in concert with them, from making, using, offering for sale, selling, distributing, importing or exporting Phazzer CEWs and associated cartridges. Phazzer is further enjoined from dumping its infringing inventory by “donating” CEWs to law enforcement, and from false advertising and comparison to TASER brand products. Both Phazzer and its U.S. distributors are barred from exporting CEWs or cartridges to fill foreign orders. On August 10, 2017, Phazzer filed a notice of appeal to the Federal Circuit. Phazzer's multiple attempts to stay the injunction pending appeal have been denied by both the district and appellate courts. The appeal was argued on October 2, 2018, and the Federal Circuit issued its opinion affirming the both judgment and injunction in all respects on October 26, 2018.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On April 4, 2018, the Court entered a judgment for us against Phazzer in an amount exceeding $7.8 million which included an award to us of compensatory and treble damages for willful infringement, and also an award of reasonable attorneys’ fees and costs. Post-judgment collection efforts are underway, but the collectability of this judgment is in doubt since Phazzer has informed the Court it is insolvent. On May 1, 2018, Phazzer appealed the damages award to the Federal Circuit. Briefing is not yet complete.
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
On April 27, 2017, during the district court litigation, Phazzer filed a second petition for reexamination of our patent with the U.S. Patent and Trademark Office ("USPTO"). Our patent (U.S. No. 7,234,262) at issue in the litigation relates to the CEW’s data recording of date and time of each trigger operation and duration of the stimulus. On April 2, 2018, the examiner issued a final office action rejecting all claims. We are appealing this decision. Our patent remains valid and enforceable unless and until all appeals are exhausted and the patent is formally canceled (estimated to be at least a 2-year process).
Our trademark that is the subject of the injunction is Federal Registration No. 4,423,789, relating to the non-functional shape of TASER CEW cartridges used to launch the darts. The injunction covers all Phazzer CEW dart cartridges that are confusingly similar to, or not more than a colorable imitation of, TASER CEW cartridges. During the litigation, Phazzer filed a petition to cancel our trademark, which the Trademark Board stayed until the conclusion of the district court litigation and all related appeals.
Digital Ally Patent Litigation
In February 2016, we were served with a first amended complaint filed by Digital Ally Inc. (“Digital”) in the U.S. District Court for the District of Kansas (Case No. CV-16-02032-CM-JPO) alleging patent infringement regarding our Axon Signal technology, commercial bribery, antitrust, and unfair competition. In March 2016, we were served with a second amended complaint with similar allegations. The second amended complaint seeks a judgment of infringement, monetary damages, a permanent injunction, punitive damages and attorneys’ fees and costs.
Digital Ally’s complaint has been substantially narrowed based on (1) the district court’s dismissal of all of Digital’s antitrust claims in January 2017; this ruling was affirmed by the Federal Circuit in May 2018, and the Supreme Court denied certiorari on October 1, 2018; (2) the district court’s dismissal of Digital’s ‘292 patent from the litigation with prejudice in March 2018, and Digital’s execution of a covenant not to sue Axon on that patent on all existing Axon products; and (3) Digital’s dismissal of certain inconsistent claims in the ‘452 patent, leaving only one independent claim for resolution by the Court. We believe the remaining claim of the ‘452 patent is invalid and not infringed, and are vigorously defending this litigation.
After instituting inter parte review of Digital’s ‘292 patent in June 2017, the Patent Trial and Appeal Board ("PTAB") ultimately rejected our invalidity challenge on June 1, 2018. Although this patent is no longer at issue in the litigation, we are appealing this ruling.
On July 19, 2018, the district court issued its claim construction ruling on three disputed claim terms in the remaining claim 10 of Digital’s ‘452 patent. Fact discovery concluded on October 8, 2018, and expert reports and discovery are now underway. No trial date has been set, but the Court has set certain other deadlines, including mediation no later than December 3, 2018 and a pretrial conference on January 16, 2019 (at which a trial date will likely be set).
Antoine di Zazzo Arbitration
In April 2016, we were served with a notice of arbitration claim filed by Antoine di Zazzo, our former distributor in France, for commissions allegedly owed Mr. di Zazzo. The arbitration claim was filed with the International Court of Arbitration of the International Chamber of Commerce in Paris, France, and the amount that is claimed in controversy is $0.6 million. Our records reflect that all commissions that were due Mr. di Zazzo under his contract were paid or offered to him and we will vigorously defend this arbitration claim.
Richey Class Action Litigation
On June 25, 2018, consumer weapon purchaser Douglas Richey (“Richey”) filed a class action lawsuit against us in the Northern District of California (Case No. 3:18-cv-03751-WHA) purporting to assert claims on behalf of all persons in the United

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

States who purchased or acquired a TASER Pulse, TASER X2 and TASER X26P model CEW in the four-year period preceding the complaint. Richey claimed his Pulse CEW discharged while in its case in his jacket pocket due to a faulty safety switch. He was not injured. Richey voluntarily dismissed the case on August 9, 2018.
Amani Kendi Kiogora Employment Related Litigation
On October 24, 2018, Amani Kendi Kiogora, a former employee of VIEVU, LLC ("VIEVU"), filed a lawsuit in the Superior Court of Washington for King County (Case No. 18-2-26784-6 SEA) naming us, VIEVU and Safariland, LLC in an employment dispute relating to Washington’s wage laws, laws against discrimination, and the Equal Opportunity Act. Ms. Kiogora claims disparate treatment against her and wrongful withholding of commission payments related to the New York Police Department (NYPD) body worn camera contract while employed with VIEVU. We acquired VIEVU in May 2018; see Note 15 for further discussion. We are tendering this matter to Safariland, LLC for defense and indemnification.
Appeals
Four appeals are currently pending in the Federal Circuit regarding various orders entered in the Phazzer litigation (see above). Appeal No. 17-2637 relates to the district court’s July 21, 2017 sanctions order and permanent injunction and is awaiting decision. The other three appeals relating to the district court’s April 4, 2018 damages award in our favor (No. 18-1914) and its May 4, 2018 contempt order as to Phazzer (No. 18-2059) and its agent Steven Abboud (No. 20-1857) were consolidated and are in the briefing stage.

We have appealed two decisions from the USPTO proceedings relating (1) to the patent examiner’s rejection of the ‘262 patent in a second reexamination petition filed by Phazzer, and (2) the PTAB’s denial of Axon’s IPR petition regarding Digital’s ‘292 patent (Federal Circuit No. 18-2217). Briefing has not yet begun in either appeal.

Voluntary Request Letter from the U.S. Federal Trade Commission
On or about June 14, 2018, we received a letter from the U.S. Federal Trade Commission (“FTC”) with respect to its non-public investigation into our acquisition of VIEVU, LLC in May of 2018.  In the letter, the FTC has requested that we provide, on a voluntary basis, certain information and documentation relating to our acquisition of VIEVU. We are cooperating with the investigation.
General
From time to time, we are notified that we may be a party to a lawsuit or that a claim is being made against us. It is our policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on us. After carefully assessing the claim, and assuming we determine that we are not at fault or we disagree with the damages or relief demanded, we vigorously defend any lawsuit filed against us. In certain legal matters, we record a liability when losses are deemed probable and reasonably estimable. In evaluating matters for accrual and disclosure purposes, we take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of our prevailing, the availability of insurance, and the severity of any potential loss. We reevaluate and update accruals as matters progress over time.
Based on our assessment of outstanding litigation and claims as of September 30, 2018, we have determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.
Off-Balance Sheet Arrangements
Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At September 30, 2018, we had outstanding letters of credit of $3.1 million that are expected to expire in May 2019. Additionally,

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

we had $14.1 million of outstanding surety bonds at September 30, 2018, with $0.6 million expiring in 2018, $0.4 million expiring in 2019, $0.1 million expiring in 2020, $2.4 million expiring in 2021, $3.1 million expiring in 2022 and the remaining $7.5 million expiring in 2023.
Land Lease Purchase Agreement

On September 14, 2018, we entered into a Purchase and Sale Agreement (the "agreement") to purchase a leasehold interest to a parcel of land located in Maricopa County, Arizona for a period of 69 years, on which we intended to construct our new headquarters. On November 2, 2018, we canceled the agreement. We expect our escrow deposit of approximately $0.2 million will be returned, and no further amounts are owed under the agreement.
12. Related Party Transactions
We subscribe to various cloud-based applications from Salesforce. Bret Taylor, a member of our Board of Directors, serves as President and Chief Product Officer of Salesforce. We incur costs at different times throughout the year, typically in advance of services being provided, and subsequently amortize these costs ratably to expense as services are provided over the contractual term. We made payments of $1.7 million related to these services during the nine months ended September 30, 2018, and made payments of $1.2 million during the nine months ended September 30, 2017, respectively. Payments during the three months ended September 30, 2018 and 2017 were each less than $0.1 million.
13. Employee Benefit Plans
We have a defined contribution 401(k) plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum amount allowed by law of their eligible compensation.
We also have a non-qualified deferred compensation plan for certain executives, key employees and non-employee directors through which participants may elect to postpone the receipt and taxation of a portion of their compensation, including stock-based compensation, received from us. The non-qualified deferred compensation plan allows eligible participants to defer up to 80% of their base salary and up to 100% of other types of compensation. The plan also allows for matching and discretionary employer contributions. Employee deferrals are deemed 100% vested upon contribution. Distributions from the plan are made upon retirement, death, separation of service, specified date or upon the occurrence of an unforeseeable emergency. Distributions can be paid in a variety of forms from lump sum to installments over a period of years. Participants in the plan are entitled to select from a wide variety of investments available under the plan and are allocated gains or losses based upon the performance of the investments selected by the participant. All gains or losses are allocated fully to plan participants and we do not guarantee a rate of return on deferred balances. Assets related to this plan consist of corporate-owned life insurance contracts and are included in other assets in the condensed consolidated balance sheets. Participants have no rights or claims with respect to any plan assets and any such assets are subject to the claims of our general creditors.
Contributions to the plans are made by both the employee and us. Our contributions to the 401(k) plan are based on the level of employee contributions and are immediately vested. Our matching contributions to the 401(k) plan for the three months ended September 30, 2018 and 2017, were $0.9 million and $0.6 million, respectively, and $2.4 million and $1.9 million for the nine months ended September 30, 2018 and 2017, respectively. Future matching contributions to the plans are at our sole discretion.
14. Segment Data
Our operations are comprised of two reportable segments: the manufacture and sale of CEWs, batteries, accessories, extended warranties and other products and services (the “TASER Weapons” segment); and the software and sensors business, which includes the sale of devices, wearables, applications, cloud and mobile products (collectively, the “Software and Sensors” segment). Within the Software and Sensors segment, we specify sales of products and services. Revenue from our “products” in the Software and Sensors segment are generally from sales of sensors, including on-officer body cameras, Axon Fleet cameras, other hardware sensors, warranties on sensors,and other products, and is sometimes referred to as "Sensors and Other revenue." Revenue from our “services” in the Software and Sensors segment comprise sales related to the Axon Cloud, which includes Axon Evidence, cloud-based evidence management software revenue, other recurring cloud-hosted software revenue and related professional services, and is sometimes referred to as "Axon Cloud revenue." Within the Software and Sensors segment, we include only revenues and costs attributable to that segment which costs include: costs of sales for both products and services, direct labor,

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

selling expenses for the sales team, product management and R&D for products included, or to be included, within the Software and Sensors segment. All other costs are included in the TASER Weapons segment. Our Chief Executive Officer, who is the CODM, is not provided asset information by segment, and therefore, no asset information is provided.
Information relative to our reportable segments was as follows (in thousands):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017 (1)
	TASER Weapons	Software and Sensors	Total	TASER Weapons	Software and Sensors	Total
Net sales from products	$63,666	$17,257	$80,923	$59,416	$14,569	$73,985
Net sales from services	—	23,913	23,913	—	16,277	16,277
Net sales	63,666	41,170	104,836	59,416	30,846	90,262
Cost of product sales	19,256	13,697	32,953	19,237	15,336	34,573
Cost of service sales	—	6,250	6,250	—	5,924	5,924
Cost of sales	19,256	19,947	39,203	19,237	21,260	40,497
Gross margin	44,410	21,223	65,633	40,179	9,586	49,765
Sales, general and administrative	22,574	17,111	39,685	20,575	15,823	36,398
Research and development	4,837	17,145	21,982	1,856	12,310	14,166
Income (loss) from operations	$16,999	$(13,033)	$3,966	$17,748	$(18,547)	$(799)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017 (1)
	TASER Weapons	Software and Sensors	Total	TASER Weapons	Software and Sensors	Total
Net sales from products	$187,814	$50,804	$238,618	$170,103	$38,248	$208,351
Net sales from services	—	66,659	66,659	—	40,796	40,796
Net sales	187,814	117,463	305,277	170,103	79,044	249,147
Cost of product sales	57,480	38,994	96,474	53,341	38,476	91,817
Cost of service sales	—	15,566	15,566	—	13,258	13,258
Cost of sales	57,480	54,560	112,040	53,341	51,734	105,075
Gross margin	130,334	62,903	193,237	116,762	27,310	144,072
Sales, general and administrative	65,759	49,028	114,787	55,283	43,796	99,079
Research and development	11,816	43,786	55,602	5,931	33,687	39,618
Income (loss) from operations	$52,759	$(29,911)	$22,848	$55,548	$(50,173)	$5,375
(1) Amounts for the three and nine months ended September 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
15. Business Acquisition
On May 3, 2018, the acquisition date, we acquired all of the outstanding ownership interests of VIEVU, a public safety camera and cloud-based evidence management system provider for law enforcement agencies.
The estimated purchase price of $17.6 million consisted of $5.0 million in cash, net of cash acquired of $0.1 million, and $2.4 million, or 58,843 shares, of our common stock issued to VIEVU’s parent company, Safariland, LLC (“Safariland”). Additionally, the purchase price consisted of contingent consideration of up to $6.0 million, or 141,226 additional shares of common stock, if certain conditions relating to retention of certain VIEVU customers are met as of the first and second anniversaries of the acquisition date. The fair value of the contingent consideration as of the acquisition date was $5.8 million. The purchase price also included the fair value of a long-term Product Development and Supplier Agreement (the “Supply Agreement”) with Safariland, pursuant to which Safariland will be our preferred provider of holsters for its CEW products. The estimated fair value of the Supply Agreement as of the acquisition date was $4.5 million, a portion of which was recorded within accrued liabilities and the remaining portion recorded within other long-term liabilities.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pursuant to ASC 805, the acquisition of VIEVU has been accounted for as a business combination, under the acquisition method of accounting, which resulted in acquired assets and assumed liabilities being measured at their estimated fair values as of the acquisition date. As of the acquisition date, goodwill was measured as the excess of consideration transferred, which is also generally measured at fair value, over the net acquisition date fair values of the assets acquired and liabilities assumed. The final purchase price and purchase price allocation will be determined when we have completed the detailed valuations and necessary calculations. The final purchase price and purchase price allocation could differ materially from the preliminary allocation disclosed below. The final allocation may include (1) changes in the fair value of the contingent consideration and Supply Agreement, and (2) changes in fair values of assets and liabilities, including intangible assets and goodwill.
The major classes of assets and liabilities to which we have allocated the purchase price, on a preliminary basis, were as follows (in thousands):

Accounts receivable	$1,776
Inventory	2,626
Prepaid expenses and other assets	362
Property and equipment	459
Contract assets	1,472
Intangible assets	4,510
Goodwill	10,285
Accounts payable and accrued liabilities	(3,345)
Deferred revenue	(543)
Total purchase price	$17,602
We have assigned the goodwill to the Software and Sensors segment. Identifiable definite-lived intangible assets were assigned a total weighted average amortization period of 5.1 years. VIEVU has been included in our consolidated results of operations subsequent to the acquisition date. Revenue and loss from operations included in our condensed consolidated financial statements from the acquisition date through September 30, 2018 were $5.4 million and $2.6 million, respectively. Pro forma results of operations for VIEVU have not been presented because they are not material to the consolidated results of operations. In connection with the acquisition, we incurred and expensed costs of approximately $0.8 million, which included legal, accounting and other third-party expenses related to the transaction. Subsequent to the acquisition date, we recorded an expense of $0.5 million related to purchase commitments assumed in the VIEVU business combination that exceeded estimated future demand. In October 2018, a customer experienced a camera overheating incident on a VIEVU camera. As a result, we anticipate that this customer will transition to Axon technology sooner than previously expected. This may have an impact on our purchase commitment liability or on our inventory reserve during the quarter ending December 31, 2018; however, we cannot reasonably estimate a range of possible losses at this time.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2018, and results of operations for the three and nine months ended September 30, 2018 and 2017, should be read in conjunction with the condensed consolidated financial statements and related notes included in this Report on Form 10-Q and those in our 2017 Annual Report on Form 10-K filed with the SEC on March 1, 2018. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2017 Annual Report on Form 10-K and included in Part II, Item 1A of this Report on Form 10-Q. See also "Special Note Regarding Forward-Looking Statements" on page ii of this Report on Form 10-Q.

Overview
Axon Enterprise, Inc.’s (the “Company” or “Axon” or “we” or “our”) core mission is to protect life. We are highly focused on disrupting existing categories and bringing public safety technology into the 21st century. We are the market leader in the development, manufacture and sale of conducted electrical weapons (“CEWs”) and other electronic weapons designed for use in law enforcement, military, corrections, private security and personal defense. We have also developed a fully integrated hardware and cloud-based software solution to provide our law enforcement customers the capabilities to capture, securely store, manage, share and analyze video and other digital evidence.

Our strategic growth areas are TASER weapons, Sensors hardware including on-officer body cameras and Axon Fleet in-car video systems, our Axon Evidence connected software network, and Axon Records and Computer Aided Dispatch software. These value streams exist within an estimated $8.4 billion total addressable market, comprising TASER weapons ($1.8 billion), hardware sensors ($0.8 billion), and cloud-based public safety software ($5.8 billion.)
The $1.8 billion TASER Weapons total addressable market estimates 660,000 domestic patrol officers at an average revenue of $60 per user per month and 1,800,000 immediately addressable international patrol officers at an average revenue of $60 per user per month, including the weapon, cartridges, batteries, and enhanced services currently under development, and reflects current Axon listed pricing.
The $5.8 billion cloud-based public safety software total addressable market estimates 2,100,000 public safety employees with annual records management & computer aided dispatch revenue reflecting an average of $100 per user per month, based on a discount to estimated market pricing and analysis of current existing records management systems (“RMS”) and computer aided dispatch (“CAD”) contracts, 1,000,000 domestic police officers with advanced intelligence and analytics at an average of $100 per user per month based on estimated market pricing, 1,000,000 domestic patrol officers with digital evidence management revenue of $63 per user per month, which reflects Axon current listed software pricing, 1,000,000 immediately addressable international officers with annual revenue of $63 per user per month based on our current listed software pricing, and 400,000 domestic patrol vehicles evidence management license revenue of $77 per user per month, which reflects 60% allocation to software of our $129 per month listed Axon Fleet pricing.
The hardware sensors $0.8 billion total addressable market estimates 660,000 domestic patrol officers and 1,000,000 immediately addressable international officers with annual camera, dock and other hardware sensors including Signal Sidearm with revenue of $30 per user per month based on our listed pricing, and 400,000 domestic patrol vehicles with annual hardware revenue of $52 per user per month based on 40% of allocation to hardware of our $129 per month listed pricing.
Our long-term financial strategy includes shifting our revenue, contracts, and cash flows from book-and-ship hardware transactions to multi-element, multi-year, subscription or recurring payment plans. During the three months ended September 30, 2018, 53% of our consolidated revenues were recognized from contracts with multiple performance obligations, while within our TASER Weapons and Software and Sensors segments, approximately 26% and 96%, respectively, were recognized from contracts containing multiple performance obligations. Recurring revenue refers to those contracts with multiple performance obligations, which we break out in more detail in the Critical Accounting Estimates.
As of September 30, 2018, we have booked 325,200 cloud-based software licenses on the Axon Cloud network and we have annual recurring run-rate Axon Cloud and Sensors and Other revenue of $101.6 million. Annual recurring run-rate revenue is calculated by annualizing our most previous reported month's recurring license, integration, warranty and storage revenue. Our long-term goal is to transition a majority of our customers to recurring payment plan or subscription contracts.
We are also highly focused on driving operating leverage and profitability within our two reportable segments, TASER Weapons and Software and Sensors.

2018 Outlook

For the year ending December 31, 2018, we expect revenue growth of between 18% and 20% as compared to the year ended December 31, 2017. We expect a normalized income tax rate of between 20% and 25%; this rate can fluctuate depending on geography of income and the effects of discrete items, including changes in our stock price. We anticipate investing in capital expenditures in the range of $10 million to $12 million.

We have historically experienced higher net sales in our second and fourth quarters compared to other quarters in our fiscal year due primarily to municipal budget cycles. For the quarter ending December 31, 2018, due to the expected 2019 shipment timing for TASER 7, we anticipate lower sales for our TASER Weapons segment.

Results of Operations

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended September 30,
	2018		2017 (1)
Net sales from products	$80,923	77.2%	$73,985	82.0%
Net sales from services	23,913	22.8	16,277	18.0
Net sales	104,836	100.0	90,262	100.0
Cost of product sales	32,953	31.4	34,573	38.3
Cost of service sales	6,250	6.0	5,924	6.6
Cost of sales	39,203	37.4	40,497	44.9
Gross margin	65,633	62.6	49,765	55.1
Operating expenses:
Sales, general and administrative	39,685	37.8	36,398	40.3
Research and development	21,982	21.0	14,166	15.7
Total operating expenses	61,667	58.8	50,564	56.0
Income (loss) from operations	3,966	3.8	(799)	(0.9)
Interest and other income, net	1,274	1.2	1,430	1.6
Income before provision for income taxes	5,240	5.0	631	0.7
Provision for (benefit from) income taxes	(471)	(0.4)	209	0.2
Net income	$5,711	5.4%	$422	0.5%
(1) Amounts for the three months ended September 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended September 30,
	2018		2017 (1)
United States	$88,125	84%	$73,203	81%
Other countries	16,711	16	17,059	19
Total	$104,836	100%	$90,262	100%
(1) Amounts for the three months ended September 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.

Net Sales
Net sales by product line were as follows (dollars in thousands):

	Three Months Ended September 30,				Dollar Change	Percent Change
	2018		2017 (1)
TASER Weapons segment:
TASER X26P	$17,998	17.2%	$13,264	14.7%	$4,734	35.7%
TASER X2	20,392	19.4	22,717	25.2	(2,325)	(10.2)
TASER Pulse and Bolt	1,402	1.3	1,069	1.2	333	31.2
Single cartridges	18,406	17.6	17,474	19.4	932	5.3
Extended warranties	4,123	3.9	3,086	3.4	1,037	33.6
Other	1,345	1.3	1,806	2.0	(461)	(25.5)
Total TASER Weapons segment	63,666	60.7	59,416	65.9	4,250	7.2
Software and Sensors segment:
Axon Body	4,744	4.5	4,527	5.0	217	4.8
Axon Flex	1,325	1.3	2,563	2.8	(1,238)	(48.3)
Axon Fleet	1,809	1.7	1,113	1.2	696	62.5
Axon Dock	2,178	2.1	2,639	2.9	(461)	(17.5)
Axon Evidence and cloud services	23,915	22.8	16,200	18.0	7,715	47.6
TASER Cam	717	0.7	922	1.0	(205)	(22.2)
Extended warranties	3,161	3.0	1,945	2.2	1,216	62.5
Other	3,321	3.2	937	1.0	2,384	254.4
Total Software and Sensors segment	41,170	39.3	30,846	34.1	10,324	33.5
Total net sales	$104,836	100.0%	$90,262	100.0%	$14,574	16.1%
(1) Amounts for the three months ended September 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Net unit sales for TASER Weapons handles and other products and Software and Sensors segment products were as follows:

	Three Months Ended September 30,		Unit Change	Percent Change
	2018	2017
TASER X26P	18,842	13,472	5,370	39.9%
TASER X2	16,729	21,896	(5,167)	(23.6)
TASER Pulse and Bolt	3,750	2,944	806	27.4
Cartridges	598,119	643,077	(44,958)	(7.0)
Axon Body	17,622	28,669	(11,047)	(38.5)
Axon Flex	3,487	8,298	(4,811)	(58.0)
Axon Fleet	1,601	1,598	3	0.2
Axon Dock	3,525	6,440	(2,915)	(45.3)
TASER Cam	1,339	1,512	(173)	(11.4)
Net sales for the TASER Weapons segment increased 7.2% primarily as a result of increased sales under the Officer Safety Plan and TASER 60 purchase programs. We expect recurring payment plan subscriptions to increase substantially in 2019 as we drive sales of TASER 7, which includes a software subscription with Axon Evidence.
Net sales for the Software and Sensors segment increased 33.5% as we continued to add users to our network during the three months ended September 30, 2018, resulting in steady product revenues and a higher number of aggregate users, which resulted in increased Axon Evidence and extended warranty revenues of $7.7 million and $1.2 million, respectively. Additionally, we recorded a $0.7 million increase in revenue related to Axon Fleet, our in-car camera system that was released toward the end of 2017.

To gain more immediate feedback regarding activity for Software and Sensors products and services, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales), including contractual optional periods we expect to be exercised, net of cancellations, placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Most bookings will be invoiced in subsequent periods. Due to municipal government funding rules, in some cases certain of the future period amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although we have entered into contracts for the delivery of products and services in the future and anticipate the contracts will be fulfilled, if agencies do not exercise contractual options, do not appropriate funds in future year budgets, or do enact a cancellation clause, revenue associated with these bookings may not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to our Software and Sensors segment, net of cancellations, were $92.9 million and $78.0 million during the three months ended September 30, 2018 and 2017, respectively, an increase of $14.9 million, or 19.1%.
The chart below illustrates our Software and Sensors segment quarterly bookings for each of the previous six fiscal quarters (in thousands):
Cost of Product and Service Sales
Cost of product and service sales was $39.2 million and $40.5 million for the three months ended September 30, 2018 and 2017, respectively, a decrease of $1.3 million, or 3.2%. As a percentage of net sales, cost of product and service sales decreased to 37.4% for the three months ended September 30, 2018 compared to 44.9% during the same period in 2017. We noted no significant changes in variable manufacturing costs during the three months ended September 30, 2018 as compared to the same period in 2017.
Within the TASER Weapons segment, cost of product sales increased slightly to $19.3 million for the three months ended September 30, 2018 from $19.2 million for the same period in 2017. Cost as a percentage of sales decreased to 30.2% from 32.4% as a result of the sales mix, which resulted in increased revenue per unit.
Within the Software and Sensors segment, cost of product and service sales decreased to $19.9 million for the three months ended September 30, 2018 from $21.3 million for the same period in 2017 primarily due to the reduction of non-recurring expenses related to our data migration to our new cloud-storage provider that was completed in 2018, as well as increased leveraging of fixed costs related to cloud-storage.
Gross Margin
Gross margin increased $15.9 million to $65.6 million for the three months ended September 30, 2018 compared to $49.8 million for the same period in 2017. As a percentage of net sales, gross margin increased to 62.6% for the three months ended September 30, 2018 compared to 55.1% for the same period in 2017, which was primarily attributable to increased leveraging of fixed costs related to cloud storage.
As a percentage of net sales, gross margin for the TASER Weapons segment increased to 69.8% from 67.6% for the three months ended September 30, 2018 and 2017, respectively. The increase was primarily driven by sales mix.

As a percentage of net sales, gross margin for the Software and Sensors segment was 51.5% and 31.1% for the three months ended September 30, 2018 and 2017, respectively. Within the Software and Sensors segment, hardware gross margin was 20.6% for the three months ended September 30, 2018 compared to a negative 5.3% for the same period in 2017, while the service margins were 73.9% and 63.6% during those same periods, respectively. The increase in hardware gross margins during the three months ended September 30, 2018 was primarily attributable to accounting changes required under the new revenue accounting standard. Previously, the level of discounting in our contracts resulted in a portion of the contractual consideration allocated to the delivered hardware being recognized as revenue ratably over the Axon Evidence subscription term, while the full cost of the product was recognized when the hardware was delivered to the customer resulting in lower gross margins initially. Under the new revenue accounting standard, generally the full amount of revenue related to the delivered hardware is recognized in the period in which it is delivered, resulting in better matching of the revenues and related costs. The increase in service margins during the three months ended September 30, 2018 as compared to the same period in 2017 was attributable to the reduction of non-recurring expenses related to our data migration to our new cloud-storage provider that was completed in 2018, as well as increased leveraging of fixed costs related to cloud-storage.
Sales, General and Administrative Expenses
Sales, general and administrative ("SG&A) expenses were comprised as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	Percent Change
	2018	2017 (1)
Total sales, general and administrative expenses	$39,685	$36,398	$3,287	9.0
Sales, general, and administrative as a percentage of net sales	37.8%	40.3%
(1) Amounts related to commissions expense for the three months ended September 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Within the TASER Weapons segment, SG&A expenses increased $2.0 million, or 9.7%, to $22.6 million during the three months ended September 30, 2018 as compared to $20.6 million for the three months ended September 30, 2017. The increase was primarily attributable to stock-based compensation expense of $1.3 million related to the CEO Performance Award.
Within the Software and Sensors segment, SG&A expenses increased $1.3 million, or 8.1%, to $17.1 million during the three months ended September 30, 2018 as compared to $15.8 million for the same period in 2017. The increase was primarily attributable to an impairment charge of $2.0 million related to the abandonment of certain developed technology acquired in a business combination. Partially offsetting the increase were decreases in professional fees and severance expense.

In October 2018, a customer experienced a camera overheating incident on a VIEVU camera. As a result, we anticipate that this customer will transition to Axon technology sooner than previously expected. This may have an impact on our purchase commitment liability or on our inventory reserve during the quarter ending December 31, 2018; however, we cannot reasonably estimate a range of possible losses at this time. The amount of expense ultimately recorded will be determined by supplier negotiation, shipment timing, and our ability to utilize VIEVU cameras that were produced but are no longer wanted by this customer.
Research and Development Expenses
Research and development ("R&D") expenses were comprised as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	Percent Change
	2018	2017
Total research and development expenses	$21,982	$14,166	$7,816	55.2
Research and development as a percentage of net sales	21.0%	15.7%
Our Software and Sensors segment was responsible for 62% of the overall increase in R&D expense. Within the TASER Weapons segment, R&D expense increased $3.0 million, of which $1.9 million was related to increased salaries, benefits and bonus as we continue to invest in personnel allocated to the development of new CEW related technologies. R&D expense for the Software and Sensors segment increased $4.8 million, primarily due to a $2.6 million increase related to salaries and benefits, inclusive of stock-based compensation. We expect R&D expense to continue to increase in absolute dollars as we invest in the deployment of new CEW technologies and focus on growing the Software and Sensors segment as we add headcount and additional resources to develop new products and services to further advance our scalable cloud-connected device platform. We believe that these investments will result in an increase in our subscription revenue base, which over time will result in revenue increasing faster than the increase in SG&A expenses and R&D costs, as we reach economies of scale.
Interest and Other Income, Net
Interest and other income, net was $1.3 million for the three months ended September 30, 2018 compared to $1.4 million for the same period in 2017. During the three months ended September 30, 2018, interest and other income amounts consisted primarily of interest income related to our sales under hardware installment sale plans and investment and interest income totaling $1.7 million, which was partially offset by losses on foreign currency transaction adjustments of $0.4 million. During the three months ended September 30, 2017, interest and other income included investment and interest income of $0.4 million and $1.1 million of gains on foreign currency transaction adjustments.
Provision for Income Taxes
The provision for income taxes was a benefit of $0.5 million for the three months ended September 30, 2018, which was an effective tax rate of (9.0)%. Our estimated full year effective income tax rate for 2018, before discrete period adjustments, is 24.0%, which is more than the federal statutory rate, primarily due to state taxes and non-deductible expenses for items such as meals and entertainment, executive compensation limitation under IRC Section 162(m), lobbying fees, and an income inclusion from GILTI, offset by a reduction for FDII. This was partially offset by R&D tax credit deductions. The effective tax rate was favorably impacted by a $2.0 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs that vested or stock options that were exercised during the three months ended September 30, 2018.
Net Income
Our income increased by $5.3 million to $5.7 million for the three months ended September 30, 2018 compared to $0.4 million for the same period in 2017. Net income per basic and diluted share was $0.10 for the three months ended September 30, 2018 compared to $0.01 per basic and diluted share for the same period in 2017.

Three Months Ended September 30, 2018 Compared to the Three Months Ended June 30, 2018
Net Sales
Net sales by product line were as follows (dollars in thousands):

	Three Months Ended September 30, 2018		Three Months Ended June 30, 2018		Dollar Change	Percent Change
TASER Weapons segment:
TASER X26P	$17,998	17.2%	$18,146	18.3%	$(148)	(0.8)%
TASER X2	20,392	19.4	18,362	18.5	2,030	11.1
TASER Pulse and Bolt	1,402	1.3	1,101	1.1	301	27.3
Single cartridges	18,406	17.6	17,243	17.4	1,163	6.7
Extended warranties	4,123	3.9	3,738	3.8	385	10.3
Other	1,345	1.3	2,034	2.0	(689)	(33.9)
Total TASER Weapons segment	63,666	60.7	60,624	61.1	3,042	5.0
Software and Sensors segment:
Axon Body	4,744	4.5	4,780	4.8	(36)	(0.8)
Axon Flex	1,325	1.3	1,535	1.5	(210)	(13.7)
Axon Fleet	1,809	1.7	2,715	2.7	(906)	(33.4)
Axon Dock	2,178	2.1	2,119	2.1	59	2.8
Axon Evidence and cloud services	23,915	22.8	20,357	20.6	3,558	17.5
TASER Cam	717	0.7	762	0.8	(45)	(5.9)
Extended warranties	3,161	3.0	2,870	2.9	291	10.1
Other	3,321	3.2	3,464	3.5	(143)	(4.1)
Total Software and Sensors segment	41,170	39.3	38,602	38.9	2,568	6.7
Total net sales	$104,836	100.0%	$99,226	100.0%	$5,610	5.7%
Net sales within the TASER Weapons segment increased 5.0% primarily due to the timing of customer orders and deployments.
Within the Software and Sensors segment, net sales increased 6.7% as we continued to add users to our network, resulting in higher service revenues in addition to an increase in hardware revenues.
Net unit sales for TASER Weapons handles and other products and Software and Sensors segment products were as follows:

	Three Months Ended September 30, 2018	Three Months Ended June 30, 2018	Unit Change	Percent Change
TASER X26P	18,842	18,664	178	1.0%
TASER X2	16,729	15,537	1,192	7.7
TASER Pulse and Bolt	3,750	3,158	592	18.7
Cartridges	598,119	611,136	(13,017)	(2.1)
Axon Body	17,622	20,407	(2,785)	(13.6)
Axon Flex	3,487	3,281	206	6.3
Axon Fleet	1,601	2,079	(478)	(23.0)
Axon Dock	3,525	4,534	(1,009)	(22.3)
TASER Cam	1,339	1,491	(152)	(10.2)

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Nine Months Ended September 30,
	2018		2017 (1)
Net sales from products	$238,618	78.2%	$208,351	83.6%
Net sales from services	66,659	21.8	40,796	16.4
Net sales	305,277	100.0	249,147	100.0
Cost of product sales	96,474	31.6	91,817	36.9
Cost of service sales	15,566	5.1	13,258	5.3
Cost of sales	112,040	36.7	105,075	42.2
Gross margin	193,237	63.3	144,072	57.8
Operating expenses:
Sales, general and administrative	114,787	37.6	99,079	39.8
Research and development	55,602	18.2	39,618	15.8
Total operating expenses	170,389	55.8	138,697	55.6
Income (loss) from operations	22,848	7.5	5,375	2.2
Interest and other income	2,242	0.7	3,320	1.3
Income before provision for income taxes	25,090	8.2	8,695	3.5
Provision for (benefit from) income taxes	(2,032)	(0.7)	1,417	0.6
Net income	$27,122	8.9%	$7,278	2.9%
(1) Amounts for the nine months ended September 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
The following table presents our revenues disaggregated by geography (in thousands):

	Nine Months Ended September 30,
	2018		2017 (1)
United States	$244,806	80%	$204,155	82%
Other countries	60,471	20	44,992	18
Total	$305,277	100%	$249,147	100%
(1) Amounts for the nine months ended September 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.

International revenue grew 34.4%, driven by strength in Australia, Canada, and the U.K.

Net Sales
Net sales by product line were as follows (dollars in thousands):

	Nine Months Ended September 30,				Dollar Change	Percent Change
	2018		2017 (1)
TASER Weapons segment:
TASER X26P	$52,618	17.2%	$45,167	18.1%	$7,451	16.5%
TASER X2	62,686	20.5	57,755	23.1	4,931	8.5
TASER Pulse and Bolt	3,849	1.3	2,892	1.2	957	33.1
Single cartridges	51,763	17.0	49,005	19.7	2,758	5.6
Extended warranties	11,567	3.8	8,920	3.6	2,647	29.7
Other	5,331	1.7	6,364	2.6	(1,033)	(16.2)
Total TASER Weapons segment	187,814	61.5	170,103	68.3	17,711	10.4
Software and Sensors segment:
Axon Body	15,082	4.9	11,725	4.7	3,357	28.6
Axon Flex	4,529	1.5	7,889	3.2	(3,360)	(42.6)
Axon Fleet	6,640	2.2	1,113	0.4	5,527	496.6
Axon Dock	7,332	2.4	7,409	3.0	(77)	(1.0)
Axon Evidence and cloud services	64,513	21.2	40,698	16.3	23,815	58.5
TASER Cam	2,839	0.9	2,407	1.0	432	17.9
Extended warranties	8,521	2.8	4,982	2.0	3,539	71.0
Other	8,007	2.6	2,821	1.1	5,186	183.8
Total Software and Sensors segment	117,463	38.5	79,044	31.7	38,419	48.6
Total net sales	$305,277	100.0%	$249,147	100.0%	$56,130	22.5%
(1) Amounts for the nine months ended September 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Net unit sales for TASER Weapons handles and other products and Software and Sensors segment products were as follows:

	Nine Months Ended September 30,		Unit Change	Percent Change
	2018	2017
TASER X26P	53,226	47,031	6,195	13.2%
TASER X2	52,767	54,423	(1,656)	(3.0)
TASER Pulse and Bolt	10,908	8,863	2,045	23.1
Cartridges	1,742,207	1,818,345	(76,138)	(4.2)
Axon Body	59,798	75,864	(16,066)	(21.2)
Axon Flex	10,461	20,772	(10,311)	(49.6)
Axon Fleet	5,537	1,598	3,939	246.5
Axon Dock	13,903	19,584	(5,681)	(29.0)
TASER Cam	6,358	4,187	2,171	51.9
Net sales for the TASER Weapons segment increased 10.4% primarily due to increased sales under the Officer Safety Plan and TASER 60 payment programs.
Net sales for the Software and Sensors segment increased 48.6%, primarily due to continued adoption of on-officer cameras and related technologies, including our Axon Evidence digital evidence management software suite. Axon Evidence revenues increased $23.8 million, primarily driven by the continued increase in active users on the platform. We recorded a $5.5 million increase in revenue related to Axon Fleet.

Cost of Product and Service Sales
Cost of product and service sales was $112.0 million and $105.1 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $6.9 million, or 6.6%. As a percentage of net sales, cost of product and service sales decreased to 36.7% for the nine months ended September 30, 2018 compared to 42.2% during the same period in 2017.
Within the TASER Weapons segment, cost of product sales increased to $57.5 million for the nine months ended September 30, 2018 from $53.3 million for the same period in 2017 as a result of higher sales volumes, and decreased slightly as a percentage of sales to 30.6% for the nine months ended September 30, 2018 from 31.4% for the same period in 2017.
Within the Software and Sensors segment, cost of product and service sales increased to $54.6 million for the nine months ended September 30, 2018 from $51.7 million for the same period in 2017 as a result of higher sales volumes, and decreased as a percentage of sales to 46.4% for the nine months ended September 30, 2018 from 65.4% for the same period in 2017.
Gross Margin
Gross margin increased $49.2 million to $193.2 million for the nine months ended September 30, 2018 compared to $144.1 million for the same period in 2017. As a percentage of net sales, gross margin increased to 63.3% for the nine months ended September 30, 2018 compared to 57.8% for the same period in 2017, which was primarily attributable to increased leveraging of fixed costs related to cloud storage.
As a percentage of net sales, gross margin for the TASER Weapons segment was 69.4% and 68.6% for the nine months ended September 30, 2018 and 2017, respectively.
As a percentage of net sales, gross margin for the Software and Sensors segment was 53.6% and 34.6% for the nine months ended September 30, 2018 and 2017, respectively. Within the Software and Sensors segment, hardware gross margin was 23.2% for the nine months ended September 30, 2018 and negative 0.6% for the same period in 2017, while the service margins were 76.6% and 67.5% during those same periods, respectively. The increase in hardware gross margins during the nine months ended September 30, 2018 was primarily attributable to accounting changes required under the new revenue accounting standard. Previously, the level of discounting in our contracts resulted in a portion of the contractual consideration allocated to the delivered hardware being recognized as revenue ratably over the Axon Evidence subscription term, while the full cost of the product was recognized when the hardware was delivered to the customer, resulting in lower gross margins initially. Under the new revenue accounting standard, generally the full amount of revenue related to the delivered hardware is recognized in the period in which it is delivered resulting in better matching of the revenues and related costs. The increase in service margins during the nine months ended September 30, 2018 as compared to the same period in 2017 was attributable to the reduction of non-recurring expenses related to our data migration to our new cloud-storage provider that was completed in 2018, as well as increased leveraging of fixed costs related to cloud-storage.
Sales, General and Administrative Expenses
SG&A expenses were comprised as follows (dollars in thousands):

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2018	2017 (1)
Total sales, general and administrative expenses	$114,787	$99,079	$15,708	15.9
Sales, general, and administrative as a percentage of net sales	37.6%	39.8%
(1) Amounts related to commissions expense for the nine months ended June 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Within the TASER Weapons segment, SG&A expense increased $10.5 million, or 18.9%, to $65.8 million during the nine months ended September 30, 2018 as compared to $55.3 million for the nine months ended September 30, 2017. Of the increase, $5.9 million related to higher salaries, benefits, bonus and stock-based compensation related primarily to sales and marketing, professional staff and general support staff, including $1.8 million of stock-based compensation expense related to the CEO Performance Award. Additionally, professional and consulting expenses increased $2.5 million primarily related to increased legal fees, and occupancy and depreciation expenses increased $1.1 million related to the expansion of our facilities over the past year.
Within the Software and Sensors segment, SG&A expense increased $5.2 million, or 11.9%, to $49.0 million during the nine months ended September 30, 2018 as compared to $43.8 million for the nine months ended September 30, 2017. The increase was primarily attributable to increased costs related to sales and marketing, as well as higher occupancy and depreciation expenses related to the expansion of our facilities over the past year. Additionally, during the three months ended September 30, 2018, we abandoned certain developed technology acquired in a business combination resulting in an impairment charge of approximately $2.0 million.
Research and Development Expenses
R&D expenses were comprised as follows (dollars in thousands):

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2018	2017
Total research and development expenses	$55,602	$39,618	$15,984	40.3
Research and development as a percentage of net sales	18.2%	15.8%
Our Software and Sensors segment was responsible for 63% of the overall increase in R&D expense. Within the TASER Weapons segment, R&D expense increased $5.9 million, of which $4.4 million related to increased salaries, benefits and bonus as we continue to invest in personnel allocated to the development of new CEW related technologies. The $10.1 million increase in R&D expense for the Software and Sensors segment was primarily attributable to an increase of $9.3 million in salaries and benefits, inclusive of stock-based compensation. We expect R&D expense to continue to increase in absolute dollars as we invest in the deployment of new CEW technologies and focus on growing the Software and Sensors segment as we add headcount and additional resources to develop new products and services to further advance our scalable cloud-connected device platform. We believe that these investments will result in an increase in our subscription revenue base, which over time will result in revenue increasing faster than the increase in SG&A expenses and R&D costs, as we reach economies of scale.
Interest and Other Income
Interest and other income was $2.2 million for the nine months ended September 30, 2018 compared to $3.3 million for the same period in 2017. During the nine months ended September 30, 2018, interest and other income consisted primarily of interest income related to our sales under hardware installment sale plans and investment and interest income totaling $3.0 million which was partially offset by losses on foreign currency transaction adjustments of $0.7 million and other expense of $0.1 million. During the nine months ended September 30, 2017, interest and other income was primarily comprised of $2.3 million of foreign currency transaction gains and investment and interest income totaling $1.1 million which was partially offset by other expense of $0.1 million.
Provision for Income Taxes
The provision for income taxes was a benefit of $2.0 million for the nine months ended September 30, 2018, which was an effective tax rate of (8.1)%. Our estimated full year effective income tax rate for 2018, before discrete period adjustments, was 24.0%, which is more than the federal statutory rate primarily due to state taxes and non-deductible expenses for items such as meals and entertainment, executive compensation limitation under IRC Section 162(m), lobbying fees, an income inclusion from GILTI, offset by a reduction for FDII. This was partially offset by R&D tax credit deductions. The effective tax rate was favorably impacted by an $8.1 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs that vested or stock options that were exercised during the nine months ended September 30, 2018. Of this amount, $3.4 million related to stock options exercised by our CEO in connection with our follow-on offering.
Net Income
Our income increased by $19.8 million to $27.1 million for the nine months ended September 30, 2018 compared to $7.3 million for the same period in 2017. Net income per basic and diluted share was $0.49 and $0.47 for the nine months ended September 30, 2018, respectively, compared to $0.14 per basic and diluted share for the same period in 2017.

Non-GAAP Measures

To supplement our financial results presented in accordance with GAAP, we present the non-GAAP financial measures of EBITDA and Adjusted EBITDA (CEO Performance Award). Our management uses these non-GAAP financial measures in evaluating our performance in comparison to prior periods. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance, and when planning and forecasting our future periods. A reconciliation of GAAP to the non-GAAP financial measures is presented below.

•	EBITDA (Most comparable GAAP Measure: Net income) - Earnings before interest expense, investment interest income, taxes, depreciation and amortization.

•
Adjusted EBITDA (CEO Performance Award) (Most comparable GAAP Measure: Net income) - Earnings before interest expense, investment interest income, taxes, depreciation, amortization and non-cash stock-based compensation expense.

Although these non-GAAP financial measures are not consistent with GAAP, management believes investors will benefit by referring to these non-GAAP financial measures when assessing our operating results, as well as when forecasting and analyzing future periods. However, management recognizes that:

•	these non-GAAP financial measures are limited in their usefulness and should be considered only as a supplement to our GAAP financial measures;

•	these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, our GAAP financial measures;

•	these non-GAAP financial measures should not be considered to be superior to our GAAP financial measures; and

•
these non-GAAP financial measures were not prepared in accordance with GAAP and investors should not assume that the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q were prepared under a comprehensive set of rules or principles.

EBITDA and Adjusted EBITDA (CEO Performance Award) reconcile to net income as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$5,711	$8,485	$422	$27,122	$7,278
Depreciation and amortization	3,065	2,750	2,277	8,226	5,677
Interest expense	16	17	49	53	132
Investment interest income	(1,256)	(595)	(189)	(1,926)	(677)
Provision for (benefit from) income taxes	(471)	(3,481)	209	(2,032)	1,417
EBITDA	$7,065	$7,176	$2,768	$31,443	$13,827

Adjustments:
Stock-based compensation expense	6,255	4,954	4,000	15,302	11,423
Adjusted EBITDA (CEO Performance Award)	$13,320	$12,130	$6,768	$46,745	$25,250

Liquidity and Capital Resources
Summary
As of September 30, 2018, we had $326.8 million of cash, cash equivalents and restricted cash, an increase of $248.4 million as compared to December 31, 2017. As of September 30, 2018, we had $324.4 million of cash and cash equivalents, of which $31.0 million was held in foreign locations. Our cash and cash equivalents balance as of September 30, 2018 reflects the $234.0 million of net proceeds related to the follow-on offering we completed in May 2018. Our ongoing sources of cash are predominately from our sales of products and services to our customers. In addition, our $10.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. The line is secured by substantially all of our assets, and bears interest at varying rates, currently LIBOR plus 1.25% or Prime less 0.50%. As of September 30, 2018, we had letters of credit outstanding of $3.1 million, leaving the net amount available for borrowing of $6.9 million. The facility matures on December 31, 2018. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At September 30, 2018 and December 31, 2017, there were no borrowings under the line other than the outstanding letters of credit.
Our agreement with the bank requires us to comply with a maximum funded debt to EBITDA ratio, as defined, of no greater than 2.00 to 1.00 based upon a trailing twelve-month period. At September 30, 2018, our funded debt to EBITDA ratio was 0.001 to 1.00.
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
We believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions and other liquidity requirements through at least the next 12 months. We and our Board of Directors may consider repurchases of our common stock from time to time. Further repurchases of our common stock would take place on the open market, would be financed with available cash and are subject to market and business conditions.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$32,636	$(5,851)
Net cash provided by (used in) investing activities	(6,003)	9,551
Net cash provided by (used in) financing activities	222,158	(1,575)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(381)	703
Net increase in cash, cash equivalents and restricted cash	$248,410	$2,828
Operating activities
Net cash provided by operating activities in the first nine months of 2018 of $32.6 million reflects $27.1 million in net income impacted by the net increase of non-cash income statement items totaling $23.7 million and cash outflows of $18.2 million for the net change in operating assets and liabilities. Included in the non-cash items were $8.2 million in depreciation and amortization expense and $15.3 million in stock-based compensation expense. Increases to operating cash flows consisted primarily of increased deferred revenue of $31.7 million and decreased inventory of $9.0 million. The increase in deferred revenue was primarily driven by increased Software and Sensors services invoiced in advance. Cash used in operations was also impacted by various other operating items, with the most significant component related to increased accounts and notes receivable and contract assets of $51.2 million, primarily related to increased customer balances under our Officer Safety Plan and TASER 60 purchase programs, including adjustments to our opening balance sheet related to our adoption of ASC 606. Cash provided by operations was also impacted by increased accounts payable and accrued liabilities of $4.3 million and decreased inventory of $9.0 million.

Net cash used in operating activities in the first nine months of 2017 of $5.9 million reflects $7.3 million in net income impacted by the net increase of non-cash income statement items totaling $13.4 million and decrease of $26.5 million for the net change in operating assets and liabilities. Included in the non-cash items were $5.7 million in depreciation and amortization expense, $11.4 million in stock-based compensation expense and $0.6 million of bond premium amortization. These non-cash increases were partially offset by deferred income tax expense of $4.2 million. Increases to operating cash flows consisted of increased accounts payable, accrued and other liabilities of $3.4 million, which reduced the amount of cash used during the period, along with increased deferred revenue of $26.5 million. The increase in deferred revenue was primarily driven by continued sales growth of products and services that are typically invoiced in advance, on a subscription basis, and recognized over the duration of the contract period as products and services are delivered. Of the increase in deferred revenue, $13.5 million resulted from increased hardware deferred revenue along with increased deferred warranty revenue of $5.0 million, and increased services, including Axon Evidence subscriptions, of $8.3 million. Cash used in operations was also impacted by various other operating items, with the most significant component related to increased accounts and notes receivable of $26.0 million, of which $20.4 million related to increased customer balances under our Officer Safety Plan and TASER 60 purchase program while the remaining increase was attributable to increased trade receivable balances resulting from higher net sales. Cash used in operations was also impacted by increased inventory of $19.1 million in anticipation of our National Field Trial Offer for body cameras as well as anticipated higher sales throughout the remainder of 2017. Additionally, we had increased prepaid expenses and other assets of $11.3 million, which was primarily related to a $3.7 million increase in customer receivables related to value added taxes passed on to customers which were due to higher TASER weapons sales in the U.K.; a $1.6 million increase in prepaid commissions, which are paid for when a contract is booked, and subsequently amortized over the contractual period; and $0.9 million of increased employee bonuses that were paid in advance and will be recognized over the employees' explicit required service period.

Investing activities
We used $6.0 million in investing activities during the first nine months of 2018. Maturities and calls of investments, net of purchases, were $6.3 million. We invested $7.3 million in the purchase of property and equipment and intangible assets in addition to our $5.0 million investment related to the acquisition of VIEVU, LLC (Refer to Note 15 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q). For the year ending December 31, 2018, we anticipate investing in capital expenditures in the range of $10 million to $12 million.

We generated $9.6 million from investing activities during the first nine months of 2017. Maturities and calls of investments, net of purchases, were $29.7 million, which was partially offset by our investment of $9.5 million for the purchase of property and equipment and intangible assets and $10.6 million used for the acquisitions of Dextro, Inc. and our distributor in Australia, Breon Enterprises, Pty Ltd. and Breon Defence Systems.

Financing activities
Net cash generated by financing activities was $222.2 million during the first nine months of 2018. In May 2018, we completed a public follow-on equity offering that generated net proceeds of $234.0 million which was partially offset by income and payroll taxes of $12.0 million paid by us on behalf of employees who net-settled stock awards during the period.

Net cash used in financing activities was $1.6 million during the first nine months of 2017. During the first nine months of 2017, we paid payroll taxes of $2.8 million on behalf of employees who net-settled stock awards during the period which was partially offset by proceeds from options exercised of $1.3 million.
Off-Balance Sheet Arrangements
The discussion of off-balance sheet arrangements in Note 11 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q is incorporated by reference herein.

Critical Accounting Estimates
We have identified the following accounting estimates as critical to our business operations and the understanding of our results of operations. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. While we do not believe that a change in these estimates is reasonably likely, there can be no assurance that our actual results will not differ from these estimates. The effect of these estimates on our financial condition and results of operations are discussed below.
Product Warranties
We warranty our CEWs, Axon cameras and certain related accessories from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for the standard warranty are charged to cost of products sold when revenue is recorded for the related product. Future warranty costs are estimated based on historical data related to warranty claims on a quarterly basis and this rate is applied to current product sales. Historically, reserve amounts have been increased if management becomes aware of a component failure or other issue that could result in larger than anticipated warranty claims from customers. The warranty reserve is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of September 30, 2018 and December 31, 2017, our reserve for product warranty liabilities was $1.0 million and $0.6 million, respectively. As of September 30, 2018, our reserve also included initial reserves related to Signal Sidearm and Axon Fleet 2. Warranty expense for the nine months ended September 30, 2018 and 2017 was $0.7 million and $0.1 million, respectively. During the nine months ended September 30, 2018, we increased the warranty reserve related to the Axon Flex 2 on-officer body camera to better reflect actual warranty claims. During the nine months ended September 30, 2017, we decreased the warranty reserve related to the Axon Body 2 on-officer body camera to better reflect actual warranty claims.
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
During the nine months ended September 30, 2018 and 2017, we recorded provisions for excess and obsolete inventory of $2.8 million and $1.5 million, respectively. During the nine months ended September 30, 2018, we continued phasing out previous generations of our body-worn and in-car cameras, which made up a portion of the amounts recorded as provisions to excess and obsolete inventory. Included within the $2.8 million expense, we recorded $0.5 million related to purchase commitments assumed in the VIEVU business combination that exceeded estimated future demand. The remaining change for the nine months ended September 30, 2018 was driven by analyses looking at projected sales data for existing products and making corresponding adjustments to state inventories at their lower of cost and net realizable value. Refer to Note 4 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q.
Revenue Recognition, Contract Assets and Liabilities and Accounts and Notes Receivable
We derive revenue from two primary sources: (1) the sale of physical products, including CEWs, cameras, Axon Signal enabled devices, corresponding hardware extended warranties, and related accessories such as Axon docks, cartridges and batteries, among others, and (2) subscription to our Axon Evidence digital evidence management software as a service ("SaaS") (including secure cloud-based storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, we also recognize revenue from training and professional services and revenue related to other software and SaaS services. Refer to Note 2 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q.

Many of our products and services are sold on a standalone basis.We also bundle our hardware products and services together and sell them to our customers in single transactions, where the customer can make payments over a multi-year period. For the three and nine months ended September 30, 2018 and 2017, the composition of revenue recognized from contracts containing multiple performance obligations and those not containing multiple performance obligations was as follows (dollars in thousands):

	Three Months Ended September 30, 2018						Three Months Ended September 30, 2017 (1)
	TASER Weapons		Software and Sensors		Total		TASER Weapons		Software and Sensors		Total
Contracts with Multiple Performance Obligations	$16,301	25.6%	$39,600	96.2%	$55,901	53.3%	$11,253	19.0%	$29,225	95.0%	$40,478	45.0%
Contracts without Multiple Performance Obligations	47,365	74.4	1,570	3.8	48,935	46.7	48,050	81.0	1,523	5.0	49,573	55.0
Total	$63,666	100.0%	$41,170	100.0%	$104,836	100.0%	$59,303	100.0%	$30,748	100.0%	$90,051	100.0%

	Nine Months Ended September 30, 2018						Nine Months Ended September 30, 2017 (1)
	TASER Weapons		Software and Sensors		Total		TASER Weapons		Software and Sensors		Total
Contracts with Multiple Performance Obligations	$51,289	27.3%	$113,188	96.4%	$164,477	53.9%	$34,976	20.6%	$73,802	93.5%	$108,778	43.7%
Contracts without Multiple Performance Obligations	136,525	72.7	4,275	3.6	140,800	46.1	135,014	79.4	5,144	6.5	140,158	56.3
Total	$187,814	100.0%	$117,463	100.0%	$305,277	100.0%	$169,990	100.0%	$78,946	100.0%	$248,936	100.0%
(1) Amounts for the three and nine months ended September 30, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Valuation of Goodwill, Intangibles and Long-lived Assets
We do not amortize goodwill and intangible assets with indefinite useful lives. Such assets are required to be tested for impairment at least annually, or whenever events or changes in circumstances indicate that the assets may be impaired. We perform our annual impairment assessment in the fourth quarter of each year. Finite-lived intangible assets and other long-lived assets are amortized over their estimated useful lives. Management evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and intangible assets may warrant revision or that the remaining balance of these assets, including intangible assets with indefinite lives, may not be recoverable.
Circumstances that might indicate long-lived assets might not be recoverable could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way our products are branded and marketed. When performing a review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. During the three months ended September 30, 2018, we abandoned certain developed technology acquired in a business combination resulting in an impairment charge of $2.0 million.
Income Taxes
We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carry forwards.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have claimed R&D tax credits of approximately $17.0 million for federal, Arizona and California income tax purposes related to tax years 2003 to 2018. Management determined that it was more likely than not that the full benefit of the R&D tax credit would not be sustained on examination and, accordingly, has established a liability for unrecognized tax benefits relating to the R&D tax credits of $3.6 million as of September 30, 2018. In addition, we established a $0.2 million liability related to uncertain tax positions for certain federal and state income tax liabilities, for a total unrecognized tax benefit at September 30, 2018 of $3.8 million. Approximately $2.2 million of the unrecognized tax benefit associated with R&D credits has been netted against the R&D credit deferred tax asset. Our estimates are based on the information available to us at the time we prepare the income tax provision. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time, generally three to four years, following the tax year to which these filings relate. These returns could be subject to material adjustments or differing interpretations of the tax laws. Our U.S. federal income tax return for fiscal year 2016 is currently under audit by the Internal Revenue Service.
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
In preparing our condensed consolidated financial statements, management assesses the likelihood that our deferred tax assets will be realized from future taxable income. In evaluating our ability to recover our deferred income tax assets, management considers all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized.
Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of September 30, 2018, we would need to generate approximately $55.4 million of pre-tax book income in the U.S. in order to realize the net deferred tax assets for which a benefit has been recorded. This estimate considers the reversal of $15.8 million of taxable temporary differences, which produce $3.6 million of deferred tax liabilities. We have $4.5 million of state net operating losses (“NOLs”) which expire at various dates between 2030 and 2036. We also have federal NOLs of $1.5 million which expire in 2035 through 2036, and are subject to limitation under IRC Section 382. We have $7.5 million of Arizona R&D credits carrying forward, which expire at various dates between 2018 and 2032, and $0.1 million of federal R&D credits carrying forward which expire in 2034 through 2037. In Australia, the U.K., Canada, and Germany, we have $1.1 million, $7.6 million, $1.7 million, and $0.4 million of NOLs, respectively, which expire at various dates or may be carried forward indefinitely.
We anticipate our future income to continue to trend upward from our 2017 results, with sufficient pre-tax book income to realize a large portion of our deferred tax assets. As such, we have not recorded a valuation allowance on our U.S. deferred tax assets as of September 30, 2018, with the exception of a reserve of $2.5 million that has been recorded due to specific income projections in years in which certain tax assets are set to expire. As of September 30, 2018, we have cumulative losses in Australia, the U.K. and Canada, and a history of losses in Germany, which limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded for these jurisdictions. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside of the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. The determination of the unrecognized deferred tax liability on those undistributed foreign earnings is not practicable due to our legal entity structure and the complexity of U.S. and local country tax laws. If we decide to repatriate the undistributed foreign earnings, we will need to recognize the income tax effects in the period we change our assertion on indefinite reinvestment. Refer to Note 8 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q.
Stock-Based Compensation
Stock-based compensation awards primarily consist of service-based RSUs. RSUs are classified as equity and measured at the fair market value of the underlying stock at the grant date. We recognize RSU expense using the straight-line attribution method over the requisite service period. We also issue performance-based RSUs, the vesting of which is contingent upon the achievement of certain performance criteria related to our operating performance, as well as successful and timely development and market acceptance of future product introductions. For performance-based RSUs containing only performance conditions, compensation cost is recognized using the accelerated attribution model over the explicit or implicit service period. For awards containing multiple service, performance or market conditions, and all conditions must be satisfied prior to vesting, compensation expense is recognized over the longest explicit, implicit or derived service period, based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. For both service-based and performance-based RSUs,we account for forfeitures as they occur as a reduction to stock-based compensation expense and additional paid-in-capital.
For performance-based options, stock-based compensation expense is recognized over the expected performance achievement period of individual performance goals when the achievement of each individual performance goal becomes probable. For performance-based awards with a vesting schedule based entirely on the attainment of both performance and market conditions, stock-based compensation expense is recognized for each pair of performance and market conditions over the longer of the expected achievement period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of achievement. The fair value of such awards is estimated on the grant date using Monte Carlo simulations. Refer to Note 9 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q.
We have granted a total of 8.5 million performance-based awards (options and restricted stock units) of which 6.8 million are outstanding as of September 30, 2018.
Contingencies and Accrued Litigation Expense
We are subject to the possibility of various loss contingencies arising in the ordinary course of business, including product-related litigation. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Refer to Note 11 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion.
Except as noted below, as of September 30, 2018, there were no material changes outside of the ordinary course of business to the contractual obligations table, including the notes thereto, contained in our Report on Form 10-K for the fiscal year ended December 31, 2017.
In connection with our acquisition of VIEVU, we entered into a long-term Product Development and Supplier Agreement (the “Supply Agreement”) with Safariland, pursuant to which Safariland will be our preferred provider of holsters for its CEW products. The Supply Agreement provides for a minimum number of units to be purchased by us at pre-determined prices over a ten-year period. The total undiscounted value of minimum purchases under the Supply Agreement is approximately $22.0 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, and corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. Based on investment positions as of September 30, 2018, a hypothetical 100 basis point increase in interest rates across all maturities would result in an insignificant incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
Additionally, we have access to a $10.0 million line of credit borrowing facility which bears interest at varying rates, currently at LIBOR plus 1.25% or Prime less 0.50%. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $3.1 million at September 30, 2018. At September 30, 2018, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $6.9 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

Exchange Rate Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, in each case compared to the U.S. Dollar, related to transactions by our foreign subsidiaries. The majority of our sales to international customers are transacted in U.S. dollars and, therefore, are not subject to exchange rate fluctuations. However, the cost of our products to our customers increases when the U.S. dollar strengthens against their local currency, and we may have more sales and expenses denominated in foreign currencies in future years which could increase our foreign exchange rate risk.
To date, we have not engaged in any currency hedging activities. However, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing or future assets and liabilities, certain firmly committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. We may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to the prohibitive economic cost of hedging particular exposures. As such, fluctuations in currency exchange rates could harm our business in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2018 at a level that provides reasonable assurance as of the last day of the period covered by this report for the following reasons:

•	as disclosed in Part II, Item 5 within this Report on Form 10-Q, we have identified a number of Forms 4 that were not filed timely and were not disclosed in our Report on Form 10-K as required; and

•	a material weakness exists in our internal control over financial reporting, as further described below.
During the fourth quarter of 2017, we identified a material weakness related to account reconciliations and monitoring over our U.K. subsidiary, Axon Public Safety U.K. Ltd. ("APS U.K."), which resulted from a breakdown in the operation of identified preventative and detective controls which led to us not initially recording some transactions correctly during 2016 and the interim periods in 2017.
To remediate the material weakness described above and related to APS U.K., we designed and have implemented a specific plan to design new controls, and enhanced the design of existing controls and procedures. Specifically:

•
for the 2017 year-end close and first quarter 2018 close, our corporate accounting team performed additional review and monitoring procedures; and during the second and third quarters of 2018, transitioned a majority of accounting procedures to our headquarters in Arizona;

•	we plan for our corporate accounting team to continue performing these additional procedures on an ongoing basis;

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

The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As remediation testing has not yet been completed, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2018 at a level that provides reasonable assurance as of the last day of the period covered by this report.

Change in Internal Control over Financial Reporting
Except as noted above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The discussion of legal proceedings in Note 11 of the notes to our condensed consolidated financial statements included in PART I, ITEM 1 of this Report on Form 10-Q is incorporated by reference herein.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

Item 1.02 Termination of a Material Definitive Agreement

On November 2, 2018, we terminated the Purchase and Sale Agreement previously disclosed on our Current Report on Form 8-K filed September 19, 2018, pursuant to which we purchased a leasehold interest to a parcel of land located in Maricopa County, Arizona, on which we intended to construct our new headquarters. We expect our escrow deposit of approximately $0.2 million will be returned, and no further amounts are owed under the agreement.

Item 8.01. Other Events

Part III, Item 10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 incorporated by reference from the Company’s definitive proxy statement for its 2018 Annual Meeting of Stockholders (filed with the SEC on April 13, 2018) (the “2018 Proxy”) the information required by Item 405 of Regulation S-K. The 2018 Proxy stated that the Company’s executive officers and directors had complied with such Section 16(a) filing requirements applicable to them in 2017 except for Julie Cullivan, a member of the Board of Directors, did not timely file one Form 3 and one Form 4 (reporting one transaction). The Company has determined that there were additional Forms 4 not timely filed in 2017. Following is updated disclosure about the Company’s Section 16(a) Beneficial Ownership Reporting Compliance for 2017.

Based solely on a review of the copies of Section 16(a) reports furnished to the Company and written representations from reporting persons that no other reports were required, to the Company’s knowledge, such persons complied with all of the Section 16(a) filing requirements applicable to them in 2017, except as follows: Jawad A. Ahsan, Julie Cullivan, Douglas E. Klint, Hadi Partovi, and Marcus Womack each filed one late Form 4 (each reporting one transaction); Michael Garnreiter, Joshua M. Isner, and Patrick W. Smith each filed two late Form 4s (each reporting one transaction); and Luke S. Larson filed three late Form 4s (each reporting one transaction).

The late filings resulted from administrative oversight and internal logistical issues from delays in reporting equity awards granted and automatic withholding of shares for tax purposes upon vesting of equity awards.  The Company has revised its internal processes in order to improve compliance with all Section 16(a) filing deadlines and the disclosures regarding such compliance.  None of the transactions reported late involved open market purchases or sales of the Company’s common stock, and all involved transactions exempt from the short-swing profit recovery rules of Section 16(b) of the Exchange Act.

Item 6. Exhibits

10.1	Purchase and Sale Agreement between Axon Enterprise Holding Company and Apex Park at Pima, L.L.C.*
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	November 7, 2018
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2018	By:	/s/ JAWAD A. AHSAN
Chief Financial Officer
(Principal Financial and
Accounting Officer)