Form 10-K
period 2018-12-31
AXON ENTERPRISE, INC.
filed 2019-02-27
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes  ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the last sales price of the issuer’s common stock on June 30, 2018, which was the last business day of the registrant’s most recently completed second fiscal quarter, as reported by NASDAQ, was approximately $3,613,000,000. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
The number of shares of the registrant’s common stock outstanding as of February 18, 2019 was 58,829,384.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s definitive proxy statement for its 2019 annual meeting of stockholders to be prepared and filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018 are incorporated by reference into Part III of this Form 10-K.

AXON ENTERPRISE, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. The following important factors could cause actual results to differ materially from those in the forward-looking statements: customer purchase behavior, including adoption of our software as a service delivery model; our exposure to cancellations of government contracts due to appropriation clauses, exercise of a cancellation clause, or non-exercise of contractually optional periods; our ability to design, introduce and sell new products or features; our ability to manage our supply chain and avoid production delays or shortages; changes in the costs of product components and labor; defects in our products; the impact of product mix on projected gross margins; loss of customer data, a breach of security or an extended outage, including our reliance on third-party cloud-based storage providers; negative media publicity regarding our products; our ability to defend against litigation and protect our intellectual property, and the resulting costs of this activity; changes in government regulations in the U.S. and internationally, especially related to the classification of our product by the United States Bureau of Alcohol, Tobacco, Firearms and Explosives and to evolving regulations surrounding privacy and data protection; counter-party risks relating to cash balances held in excess of FDIC insurance limits; our ability to integrate acquired businesses; and our ability to attract and retain key personnel. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. This report lists various important factors that could cause actual results to differ materially from expected and historical results. These factors are intended as cautionary statements for investors within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Readers can find them under the heading “Risk Factors” in this Annual Report on Form 10-K, and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Item 1. Business

Axon Enterprise, Inc. may be referred to as “the Company,” “Axon,” “we,” or “our.” We were incorporated in Arizona in September 1993 as ICER Corporation. We changed our name to AIR TASER, Inc. in December 1993 and to TASER International, Incorporated in April 1998. In January 2001, we reincorporated in Delaware as TASER International, Inc., and in April 2017, changed our name to Axon Enterprise, Inc.
Overview

Axon is a market-leading provider of law enforcement technology solutions. Our core mission is to protect life. We fulfill that mission through developing hardware and software products that advance the long term objectives of a) obsoleting the bullet, b) reducing social conflict, and c) enabling a fair and effective justice system.

We believe we are creating a sustainable and profitable business model while solving society's most challenging problems. Financially, we seek to sell our solutions via subscription plans that generate recurring revenue and cash flow and demonstrate leverage as we scale.

Our headquarters in Scottsdale, Arizona houses our executive management, sales, marketing, certain engineering, manufacturing, and other administrative support functions. We also have a software engineering development center located in Seattle, Washington, and subsidiaries located in Australia, Canada, Finland, Hong Kong, Germany, India, the Netherlands, the United Kingdom, and Vietnam.

Axon's operations comprise two reportable segments:

1)TASER: Axon is the market leader in the development, manufacture and sale of conducted energy weapons (CEWs), also known as conducted energy devices (CEDs), which we sell under our brand name, TASER. Research has shown that the TASER device is the most effective less than lethal force option, with the lowest likelihood of injury to officers and assailants. Since our inception in 1993, the TASER has been adopted by a majority of U.S. police departments and is used daily to help keep communities safe.

2)Software and Sensors: Axon is the market leader in on-officer body (Axon Body and Flex) and in-car (Axon Fleet) cameras as well as cloud-based digital evidence management software (Evidence.com). We develop, manufacture and sell fully integrated hardware and cloud-based software solutions that enable law enforcement to capture, securely store, manage, share and analyze video and other digital evidence. Of the 69 largest metropolitan area police departments in the U.S., 46 are on the Axon network.

Further information about our reportable segments and sales by geographic region is included in Notes 1 and 16 of the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. For backlog by reportable segment, refer to Part II, Item 7 of this Annual Report on Form 10-K.
Strategic Growth Areas

In 2018, Axon invested heavily in four strategic growth areas, which were 1) TASER devices, 2) Sensors hardware, including on-officer body cameras and Axon Fleet in-car video systems, and our Axon Evidence connected software network, 3) Axon Records and 4) computer-aided dispatch software. The latter three growth areas are reported in our Software and Sensors segment.

These four strategic growth areas exist within an estimated $8.4 billion total addressable market, comprising CEWs ($1.8 billion), hardware sensors ($0.8 billion), and cloud-based public safety software ($5.8 billion.)

A description of each growth area follows:

•TASER devices: In December 2018, we began shipping TASER 7, which we believe is the most effective CEW ever made and is the first TASER device that works with a dock, allowing device logs to upload to our cloud-

based digital evidence management system. We are continuing to invest to make our TASER CEWs more capable and more connected over time.

•Axon sensors hardware and Axon Evidence digital evidence management software: We are continuing to invest in connected sensors to improve and create the next generation of body-worn and in-car cameras. Additionally, we are continuing to invest heavily in Axon Evidence features and roll out updates to Axon Evidence customers on a regular basis, meaning that our software solutions improve over time.

•Axon Records management systems: We are developing a cloud-based records management system, known in the law enforcement industry as an RMS, that is intuitive and easy-to-use. We believe that body camera video is a key source of truth on what transpired during any incident, and therefore should be the heart of the incident record. Axon Records will integrate seamlessly with the body camera video stored in Axon Evidence, and will leverage the data we are hosting to unlock value-added services for our customers.

•Computer-aided dispatch software: We aim to improve the dispatch market by developing software, known in the industry as computer-aided dispatch, or CAD. This type of software assists emergency call center operators in dispatching police, fire or medical services to respond to incidents. Our CAD software will seamlessly integrate with Axon Records and Axon Evidence, allowing for easier and more streamlined workflows for dispatchers, first responders, detectives, and the justice system.
Sales and Distribution

Axon's direct sales force and strong customer relationships represent key strategic advantages. The majority of our revenues are generated via direct sales, including our online store, although we do leverage distribution partners and third-party resellers.

Of the approximately 18,000 law enforcement agencies in the US, we have a customer relationship with approximately 17,000. Axon has dedicated sales representatives for the 1,200 largest agencies, which account for 70% to 80% of patrol officers. The remaining agencies are served via our telesales team as well as distributors. Internationally, we began focusing on a direct sales strategy in 2017, and in 2018 we made significant strides toward building out our international direct sales force, particularly in the United Kingdom, Europe, Australia and New Zealand.

No customer represented more than 10% of total net sales for the years ended December 31, 2018, 2017 or 2016.

Governmental agencies generally have the ability to terminate our contracts, in whole or in part, for reasons including, but not limited to, non-appropriation of funds.
Manufacturing and Supply Chain
We perform light manufacturing, final assembly, and final test operations at our headquarters in Scottsdale, Arizona, and own substantially all of the equipment required to develop, prototype, manufacture and assemble our finished products. We have continued to maintain both our ISO 9001 and our ISO 9001:2015 certifications.

We obtain many of our components from single source suppliers; however, because we own the injection molded component tooling used in their production, we believe we could obtain alternative suppliers in most cases without incurring significant production delays. For additional discussion of sources and availability of raw materials, refer to Note 1 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We provide limited manufacturer's warranties on our CEWs and Axon devices. For additional information about our warranties, refer to Note 1 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Competition

TASER: Law Enforcement, Corrections and Private Security Markets: Our CEWs compete with a variety of other less-lethal alternatives, including rubber bullets or rubber baton rounds, pepper spray, mace, traditional stun guns, and police batons and night sticks. TASER devices offer advanced technology, versatility, portability, effectiveness, built-in accountability systems, and low injury rates, which enable us to compete effectively against other less-lethal alternatives.

The primary competitive factors in this market include a device’s accuracy, effectiveness, safety, cost, ease of use and an exceptional customer experience. We are aware of competitors providing competing CEW products primarily in international markets.

TASER: Private Citizen Market: In the private citizen market, these devices primarily compete with firearms, but also with other less lethal self-defense options such as pepper spray. The primary competitive factors in this market include a device’s cost, effectiveness, safety and ease of use.

Cameras & Software: Video Evidence Market: In the body-worn camera and in-car video markets, our competition primarily includes Motorola Solutions, Panasonic Corp., Reveal Media, Watchguard, L3 Mobile-Vision, Coban Technologies, Digital Ally, Getac and Utility Associates. We also compete with consumer wearable camera makers including GoPro and Garmin.

Our cloud based digital evidence management system, Axon Evidence, competes with both cloud-based platforms and on-premises based systems designed by third-parties or in-house by an agency's technology staff.

Key competitive factors in this market include product performance, product features, battery life, product quality and warranty, total cost of ownership, data security, data and information work flows, company reputation and financial strength, and relationships with customers.

Records Management and Computer-Aided Dispatch: The RMS and CAD markets are highly competitive and highly fragmented. Incumbent software providers include Motorola Solutions, Tyler Technologies, Central Square Technologies (formerly Superion, TriTech and Aptean), Hexagon AB, Niche Technology Inc., ALEN Inc., Caliber Public Safety (parent, Harris Systems USA), and Mark 43 Inc.
Seasonality
We have historically experienced higher net sales in our second and fourth quarters compared to other quarters in our fiscal year due primarily to municipal budget cycles. Additionally, new product introductions can significantly impact net sales, product costs and operating expenses. However, historical seasonal patterns, municipal budgets or historical patterns of product introductions should not be considered reliable indicators of our future net sales or financial performance.
Environmental Regulation

We are subject to environmental laws and regulations, including restrictions on the presence of certain substances in electronic products. Refer to Section 1A, Risk Factors under the heading “Environmental laws and regulations subject us to a number of risks and could result in significant liabilities and costs.”
Intellectual Property
We protect our intellectual property with U.S. and international patents and trademarks. Our patents and pending patent applications relate to technology used by us in connection with our products. We also rely on international treaties, organizations and laws to protect our intellectual property. As of December 31, 2018, we hold 158 U.S. patents, 70 U.S. registered trademarks, 102 international patents, and 293 international registered trademarks, and also have numerous patents and trademarks pending. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as the commercial significance of our operations and our competitors’ operations in particular countries and regions, our strategic technology or product directions in different countries, and the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions. We have the exclusive rights to many Internet domain names, primarily including “TASER.com”, “Axon.com”, “Axon.net”, “Evidence.com” and “Axon.io.”
Confidentiality agreements are used with employees, consultants and key suppliers to help ensure the confidentiality of our trade secrets.
Employees
As of December 31, 2018, we had 1,155 full-time employees and 231 temporary employees. The breakdown of our full-time employees by department was as follows: 217 direct manufacturing employees, 360 research and development employees, 336 administrative and manufacturing support employees and 242 employees within sales, marketing, communications and training. Of the 231 temporary employees, approximately 80% worked in direct manufacturing roles. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.
Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed with or furnished to the SEC are available free of charge on our website at http://investor.axon.com as soon as reasonably practicable after we electronically file or furnish such material to the SEC. The information on our website, including information about our trademarks, is not incorporated by reference into or otherwise a part of this Annual Report on Form 10-K. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. Risk Factors
Because of the following factors, as well as other variables affecting our operating results, our past financial performance may not be a reliable indicator of our future performance and historical trends should not be used to anticipate our results or trends in future periods. You should carefully consider the trends, risks and uncertainties described below and other information in this Form 10-K and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.
We are materially dependent on acceptance of our products by law enforcement markets, both domestic and international. If law enforcement agencies do not continue to purchase and use our products, our revenues will be adversely affected.
At any point, due to external factors and opinions, whether or not related to product performance, law enforcement agencies may elect to no longer purchase our CEWs or other products.
We substantially depend on sales of our TASER 7, TASER X26P and X2 CEWs, and if these products do not continue to be widely accepted, our growth prospects will be diminished.
In the years ended December 31, 2018, 2017 and 2016, we derived a significant portion of our revenues from sales of TASER CEW brand devices and related cartridges, and expect to depend on sales of these products for a significant portion of our revenue for the foreseeable future. A decrease in the selling prices of, or demand for these products, or their failure to maintain broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.
The success of our Axon Evidence software as a service (“SaaS”) delivery model is materially dependent on acceptance of this business model by our law enforcement customers. Delayed or lengthy time to adoption by law enforcement agencies will negatively impact our sales and profitability.
A substantial number of law enforcement agencies may be slow to adopt our Axon Evidence digital data evidence management and storage solution, requiring extended periods of trial and evaluation. The hosted service delivery business model is not presently widely adopted by our law enforcement customer base. As such, the sales cycle has additional complexity with the need to educate our customers and address issues regarding agency bandwidth requirements, data retention policies, data security and chain of evidence custody. Delays in successfully securing widespread adoption of Axon Evidence services could adversely affect our revenues, profitability and financial condition.
If we are unable to design, introduce and sell new products or new product features successfully, our business and financial results could be adversely affected.
Our future success will depend on our ability to develop new products or new product features that achieve market acceptance in a timely and cost-effective manner. These products include, but are not limited to, Axon Body 3, Axon Records, Axon Dispatch, and future generations of the TASER CEW and Axon Fleet. The development of new products and new product features is complex, time consuming and expensive, and we may experience delays in completing the development and introduction of new products. We cannot provide any assurance that products that we may develop in the future will achieve market acceptance. If we fail to develop new products or new product features on a timely basis that achieve market acceptance, our business, financial results and competitive position could be adversely affected.
Delays in product development schedules may adversely affect our revenues and cash flows.
The development of CEWs, devices, sensors and software is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Our focus on our SaaS platform also presents new and complex development issues. Significant delays in new product or service releases or significant problems in creating new products or services could adversely affect our business, financial results and competitive position.
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
Complex components and assemblies used in our products may contain undetected defects that are subsequently discovered at any point in the life of the product. Defects in our products could result in a loss of sales, delay in market acceptance, damage to our reputation and increased warranty costs, which could adversely affect our business, financial results and competitive position.
If our security measures or those of our third-party cloud storage providers are breached and unauthorized access is obtained to customers’ data or our data, our network, data centers and service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.
Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of information or the total deletion of all stored customer data, litigation and possible liability. We devote significant resources to engineer secure products and ensure security vulnerabilities are mitigated, and we require our third-party service providers to do so as well. Despite these efforts, security measures may be breached as a result of third-party action, employee error, and malfeasance or otherwise. Breaches could occur during transfer of data to data centers or at any time, and result in unauthorized access to our data or our customers’ data. Third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data or our customers’ data. Additionally, hackers may develop and deploy viruses, worms, and other malicious software programs that attack or gain access to our networks and data centers.
Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, grow more complex over time, and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Moreover, our security measures and those of our third-tparty service providers or customers may not detect such security breaches if they occur. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, and to prevent or detect security breaches, we cannot assure that such measures will provide absolute security, and we may incur significant costs in protecting against or remediating cyber-attacks.
A security breach could expose us to a risk of loss or inappropriate use of proprietary and sensitive data, or the denial of access to this data. A security breach could also result in a loss of confidence in the security of our service, disrupt our business, damage our reputation, lead to legal liability, negatively impact our future sales and significantly harm our growth prospects, operating results and financial condition.
Defects or disruptions in our services could impact demand for our services and subject us to substantial liability.
We currently serve our Axon Evidence customers from third-party cloud storage providers based in the U.S. and other countries. Interruptions in our service, or loss or corruption of digital evidence, may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

Since our customers use our services for important aspects of their operations, any errors, defects, disruptions in service or other performance problems could hurt our reputation and may damage our customers’ operations. As a result, customers could elect to not renew our services or delay or withhold payment to us. We could also lose future sales or customers may make warranty or other claims against us, which could result in an increase in our warranty expense, an increase in collection cycles for and decline in the collectability of accounts receivable, and an increase in the expense and risk of litigation.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, content, competition, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or otherwise harm our business.
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, electronic contracts and other communications, competition, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.
These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.
We are also subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and United States agreed to an alternative transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but this new framework is subject to an annual review that could result in changes to our obligations and also may be challenged by national regulators or private parties. If one or more of the legal bases for transferring data from Europe to the United States is invalidated, if we are unable to transfer data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results.
Proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the new European General Data Protection Regulation ("GDPR") took effect in May 2018 and applies to all of our products and services that provide service in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union ("EU") that are different than those currently in place in the European Union. For example, we may be required to obtain consent and/or offer new controls to existing and new users in Europe before processing data for certain aspects of our service. In addition, the GDPR includes significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

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
Generally, law enforcement and corrections agencies consider a wide range of issues before committing to purchase our products, including product benefits, training costs, the cost to use our products in addition to, or in place of, other products, budget constraints and product reliability, safety and efficacy. The length of our sales cycle may range from a few weeks to as long as several years. Adverse publicity surrounding our products or the safety of such products has in the past, and could in the future, lengthen our sales cycle with customers. In the past, we believe that our sales were adversely impacted by negative publicity surrounding our products or the use of our products. See, for example, “Litigation - Product Litigation” in Note 9 of our consolidated financial statements included in Part II, Item 8 of this report. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our products by potential customers before they place an order. If these potential customers do not purchase our products, we will have expended significant resources and received no revenue in return.
Due to municipal government funding rules, certain of our contracts are subject to appropriation, termination for convenience, or similar cancellation clauses, which could allow our customers to cancel or not exercise options to renew contracts in the future.
Although we have entered into contracts for the delivery of products and services in the future and anticipate the contracts will be completed, if agencies do not appropriate money in future year budgets, terminate contracts for convenience or if other cancellation clauses are invoked, revenue and cash associated with these bookings will not ultimately be recognized, and could result in a reduction to bookings and revenue.
An increasing percentage of our revenue is derived from subscription billing arrangements which may result in delayed cash collections and may increase customer credit risk on receivables and contract assets.
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

SaaS revenue for Axon Evidence is recognized over the terms of the contracts, which may be several years, and, as such, trends in new business may not be immediately reflected in our operating results.
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
Our CEW products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. Our CEW products may be associated with these injuries. A person, or the family members of a person, injured in a confrontation or otherwise in connection with the use of our products, may bring legal action against us to recover damages on the basis of theories including wrongful death, personal injury, negligent design, defective product or inadequate warning. We are currently subject to a number of such lawsuits and we have been subject to significant adverse judgments and settlements. We may also be subject to lawsuits involving allegations of misuse of our products. If successful, wrongful death, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition and could result in negative publicity about our products. We incur significant legal expenses in defending these cases, and significant litigation could also result in a diversion of management’s attention and resources, negative publicity and a potential award of monetary damages in excess of our insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that our existing or any future litigation will not have a material adverse effect on our business, financial condition or operating results.
Other litigation may subject us to significant litigation costs and judgments and divert management attention from our business.
We have been or could in the future be involved in numerous other litigation matters relating to our products, contracts and business relationships, including litigation against persons whom we believe have infringed on our intellectual property, infringement litigation filed against us, litigation against a competitor and litigation filed by a former distributor against us. Such matters have resulted, and are expected to continue to result in, substantial costs to us, including in the form of attorney’s fees and costs, damages, fines or other penalties, whether pursuant to a judgment or settlement, and diversion of our management’s attention, which could adversely affect our business, financial condition or operating results. There is also a risk of adverse judgments, as the outcome of litigation is inherently uncertain.
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
We are a defendant in a litigation matter filed by Digital Ally Inc. (“Digital”) in the District of Kansas alleging patent infringement regarding our Axon Signal technology. For additional discussion of this matter, refer to Note 9 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We believe the patent in question is both invalid and not infringed, and we do not currently believe it is probable that we will incur a material loss. If, contrary to our expectations, the court allows Digital’s entire market value and treble damage theories to proceed on summary judgment rulings, and if Digital ultimately succeeds on such theories at trial, the outcome could have an adverse effect on our results of operations in the period in which a liability is recognized and on our cash flows for the period in which any damages are paid.
Internationally, we can enforce patent rights only in the jurisdictions in which our patent applications have been granted.
Our U.S. patents protect us from imported infringing products coming into the U.S. from abroad. We have made applications for patents in a few foreign countries; however, these may be inadequate to protect markets for our products in other foreign countries. Each patent is examined and granted according to the law of the country where it was filed independent of whether a U.S. patent on similar technology was granted. A patent in a foreign country may be subject to cancellation if the claimed invention has not been sold in that country. Meeting the requirements of working invention differs by country and ranges from sales in the country to manufacturing in the country. U.S. export law, or the laws of some foreign countries, may prohibit us from satisfying the requirements for working the invention, creating a risk that some of our international patents may become unenforceable.
Government regulations applied to our products could materially and adversely affect our business.
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
Axon body worn cameras and fleet vehicle cameras are subject to regulations including 21-CFR-47 Part 15, Subpart C for Bluetooth and WiFi transmission, US-DOT/UN 38.3 for transportation of lithium batteries, and FCC KDB 447498 + IEEE 1528-2013 Specific Absorption Rate ("SAR") regulations. These regulations are also beginning to affect CEWs with signal performance power magazine ("SPPM") technology and future CEWs implementing wireless technology into the feature set. Compliance with government regulations could increase our operations and product costs and impact our future financial results.
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
State and local regulation: Our CEW devices are controlled, restricted or their use prohibited by a number of state and local governments. As of December 31, 2018, the possession of stun guns by the general public, including our CEW devices, is prohibited in four states: Hawaii, Massachusetts, New York, and Rhode Island, as well as in the District of Columbia. Some cities and municipalities also prohibit private citizen possession or use of our CEW products. Other jurisdictions may ban or restrict the sale of our CEW products and our product sales may be significantly affected by additional state, county and city governmental regulation.
International regulation: Certain jurisdictions prohibit, restrict, or require a permit for the importation, sale, possession or use of CEWs, including in some countries by law enforcement agencies, limiting our international sales opportunities.
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

Additionally, changes in international local political, economic, regulatory, tax, social, and labor conditions may adversely harm our business and compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, environmental regulations, internal control and disclosure rules, privacy and data protection requirements, anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and competition regulations, among others.

Our business in the United Kingdom may be negatively impacted by uncertainty regarding the exit of the United Kingdom from the European Union (commonly referred to as "Brexit"). The exit itself could negatively impact the

United Kingdom and other economies, which could adversely affect sales of our products and services. We may also experience increased volatility in the value of the pound sterling, the euro and other European currencies. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in the United Kingdom and the European Union, and we may incur additional costs or need to make operational changes as we adapt to potentially divergent regulatory frameworks.

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
We are subject to various state, federal and international laws and regulations governing the environment, including restricting the presence of certain substances in our products and making producers for those products financially responsible for the collection, treatment, recycling and disposal. In particular, environmental legislation within the EU may increase our cost of doing business internationally and impact our revenues from EU countries as we comply with and implement these requirements.
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
The radio spectrum is required to provide wireless voice, data and video communications services. The allocation of spectrum is regulated in the U.S. and other countries and limited spectrum space is allocated to wireless services and specifically to public safety users. In the U.S., the Federal Communications Commission (“FCC”) regulates spectrum use by non-federal entities and federal entities. Similarly, countries around the world have one or more regulatory bodies that define and implement the rules for use of radio spectrum and electromagnetic interference, pursuant to their respective national laws. We manufacture and market products in spectrum bands already made available by regulatory bodies. Consequently, our results could be negatively affected by the rules and regulations adopted from time to time by the FCC or regulatory agencies in other countries. Regulatory changes in current spectrum bands may also require modifications to some of our products so they can continue to be manufactured and marketed. If current products do not comply with the regulations set forth by these governing bodies, we may be unable to sell our products or could incur penalties, which could have an adverse impact on our financial condition, results of operations and cash flows.

Our dependence on third-party suppliers for key components of our devices could delay shipment of our products and reduce our sales.
We depend on certain domestic and international suppliers for the delivery of components used in the assembly of our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or sub-assemblies and reduced control over pricing and timing of delivery of components and sub-assemblies. Specifically, we depend on suppliers of sub-assemblies, machined parts, injection molded plastic parts, printed circuit boards, custom wire fabrications and other miscellaneous customer parts for our products. We do not have long-term agreements with any of our suppliers and there is no guarantee that supply will not be interrupted. Due to changes imposed for imports of foreign products into the U.S., as well as potential port closures and delays created by terrorist attacks or threats, public health issues, national disasters or work stoppages, we are exposed to risk of delays caused by freight carriers or customs clearance issues for our imported parts. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition.
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
We continue to invest in the growth of the Software and Sensors segment, and this expected growth may result in a higher percentage of total revenues being comprised of Software and Sensors products and services. Gross margin as a percentage of net sales for the Software and Sensors segment is currently lower than that of the TASER Devices segment, and may continue to be lower in the future.
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
We may consider additional acquisitions or joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, expected synergies are not achieved, we do not realize a satisfactory return on our investment, we experience difficulty in the integration or coordination of new employees, business systems, and technology, or there is a diversion of management’s attention from our other businesses. These events could harm our operating results, financial condition or cash flows.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill and non-amortizable intangible assets for impairment at least annually. If such goodwill or intangible assets are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. Events which might indicate impairment include, but are not limited to, declines in stock price market capitalization or cash flows, adverse cost factors, deteriorating financial performance, strategic decisions made in response to economic, market and competitive conditions, the impact of the economic environment on us and our customer base, and/or relevant events such as changes in management, key personnel, litigation or customers.
We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations.
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
Our financial performance is subject to risks associated with changes in the value of the U.S. dollar versus local currencies.
For current and potential international customers whose contracts are denominated in U.S. dollars, the relative change in local currency values creates relative fluctuations in our product pricing. These changes in international end-user costs may result in lost orders and reduce the competitiveness of our products in certain foreign markets. Additionally, intercompany sales to our non-U.S. dollar functional currency international subsidiaries are transacted in U.S. dollars which could increase our foreign exchange rate risk caused by foreign currency transaction gains and losses.
For non-U.S. dollar denominated sales, weakening of foreign currencies relative to the U.S. dollar generally leads us to raise international pricing, potentially reducing demand for our products. Should we decide not to raise local prices to fully offset the dollar’s strengthening, the U.S. dollar value of our foreign currency denominated sales and earnings would be adversely affected. We do not currently engage in hedging activities. Fluctuations in foreign currency could result in a change in the U.S. dollar value of our foreign denominated assets and liabilities including accounts receivable. Therefore, the U.S. dollar equivalent collected on a given sale could be less than the amount invoiced causing the sale to be less profitable than contemplated.
We also import selected components which are used in the manufacturing of some of our products. Although our purchase orders are generally in U.S. dollars, weakness in the U.S. dollar could lead to price increases for the components.
Unanticipated changes in our effective tax rate and additional tax liabilities may impact our operating results
We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits related to exercises of stock options and vesting of restricted stock units, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, and changes in our liability for unrecognized tax benefits.
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
Legislation or other changes in the tax laws could increase our liability and adversely affect our after-tax profitability. For example, the Tax Cuts and Jobs Act ("Tax Act") was enacted in the United States on December 22, 2017. The Tax Act had a significant impact on our effective tax rate, cash tax expenses and net deferred tax assets. The Tax Act, among other things, reduced the U.S. corporate statutory tax rate, eliminated or limited deduction of several expenses which were previously deductible, imposed a mandatory deemed repatriation tax on undistributed historic earnings of foreign subsidiaries, required a minimum tax on earnings generated by foreign subsidiaries and permitted a tax-free repatriation of foreign earnings through a dividends received deduction.

We maintain most of our cash balances, some of which are not insured, at four depository institutions.
We maintain the majority of our cash and cash equivalents accounts at four depository institutions. As of December 31, 2018, the aggregate balances in such accounts were $342.3 million. Our balances with these institutions regularly exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for domestic deposits and various deposit insurance programs covering our deposits in Australia, Finland, Germany, the Netherlands, the United Kingdom, and Vietnam.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters and manufacturing facilities are based in an approximately 100,000 square foot facility in Scottsdale, Arizona, which we own. We also lease premises in Phoenix, Arizona; Scottsdale, Arizona; Topsfield, Massachusetts; Seattle, Washington; Melbourne, Australia; Sydney, Australia; Daventry, England; London, England; Tampere, Finland; Frankfurt, Germany; Mumbai, India; Amsterdam, Netherlands; and Ho Chi Minh City, Vietnam. Additionally, in December 2018, we entered into an agreement to purchase a leasehold interest to a parcel of land located in Maricopa County, Arizona on which we intend to construct our new headquarters.
We believe our existing facilities are well maintained and in good operating condition. We also believe we have adequate manufacturing capacity for our existing product lines. To the extent that we introduce new products in the future, we will likely need to acquire additional facilities to locate the associated production lines. However, we believe we can acquire or lease such facilities on reasonable terms. We continue to make investments in capital equipment as needed to meet anticipated demand for our products.
The majority of our locations support both of our reportable segments. Our Vietnam and Seattle, Washington locations primarily support our Software & Sensors segment.
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
Holders
As of December 31, 2018, there were 247 holders of record of our common stock.
Dividends
To date, we have not declared or paid cash dividends on our common stock. We do not intend to pay cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. The stock repurchase program does not have a stated expiration date. During the year ended December 31, 2018, no common shares were purchased under the program. As of December 31, 2018 and 2017, $16.3 million remained available under the plan for future purchases. During 2016, we suspended our 10b-5 plan, and any future purchases will be discretionary.

Stock Performance Graph
The following stock performance graph compares the performance of our common stock to the NASDAQ Composite Index and the Russell 3000 Index. The graph covers the period from December 31, 2013 to December 31, 2018. The graph assumes that the value of the investment in our stock and in each index was $100 at December 31, 2013, and that all dividends were reinvested. We do not pay dividends on our common stock.

	2013	2014	2015	2016	2017	2018
Axon Enterprise, Inc.	$100.00	$166.75	$108.88	$152.64	$166.88	$275.50
NASDAQ Composite	100.00	114.75	122.74	133.62	173.22	168.30
Russell 3000	100.00	112.56	113.10	127.50	154.44	146.34

Item 6.    Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statement of operations data for the years ended December 31, 2018, 2017 and 2016, and the balance sheet data as of December 31, 2018 and 2017, have been derived from, and should be read in conjunction with, our audited consolidated financial statements and the notes thereto included herein. The statement of operations data for the years ended December 31, 2015 and 2014, and the balance sheet data as of December 31, 2016, 2015 and 2014, is derived from our historical audited consolidated financial statements and the notes thereto which are not included in this Annual Report on Form 10-K. Dollars are in thousands, except per share amounts.

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Statements of Operations Data:
Net sales (1)	$420,068	$343,798	$268,245	$197,892	$164,525
Gross margin	258,583	207,088	170,536	128,647	101,548
Income from operations (2)	24,841	13,023	31,851	35,335	32,505
Net income (3)	29,205	5,207	17,297	19,933	19,918
Diluted earnings per share (3)	$0.50	$0.10	$0.32	$0.37	$0.34

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Working capital (4) (5)	$392,144	$97,242	$99,192	$123,269	$102,669
Total assets (4) (5)	719,540	338,112	278,163	229,881	185,368
Total current liabilities	166,011	107,950	78,039	38,140	31,973
Total stockholders’ equity (4) (5) (6)	467,324	167,444	150,888	157,004	129,106
(1) Amounts for the years ended December 31, 2017, 2016, 2015, and 2014 have not been adjusted under the modified retrospective method of adoption of Accounting Standards Codification Topic 606, Revenue from Contracts from Customers ("Topic 606"), and are presented consistent with the prior period amounts reported under ASC 605. Revenue for the year ended December 31, 2018 would have been $415.1 million under ASC 605.
(2) Reflects the impact of increased spending on research and development and selling, general and administrative expenses to support growth.
(3) Includes the favorable impact of a $8.9 million and $1.8 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for restricted stock units ("RSUs") that vested or stock options that were exercised during the years ended December 31, 2018 and 2017, respectively. Includes tax expense of $8.0 million for the year ended December 31, 2017 related to the the enactment of the Tax Cuts and Jobs Act. Refer to Note 10 of the notes to our consolidated financial statements within this Annual Report on Form 10-K.
(4) In May 2018, we sold 4,645,000 shares of our common stock, which included 645,000 shares pursuant to the full exercise of the underwriters' option to purchase additional shares, in an underwritten public offering at a price of $53.00 per share, which resulted in gross proceeds of $246.2 million. Net proceeds after deducting fees, commissions, and other expenses related to the offering were $234.0 million.
(5) In 2016, 2015, and 2014, we used cash and cash equivalents to repurchase approximately $33.7 million, $7.6 million, and $22.4 million, respectively, of our common shares.
(6) We recorded a net increase in stockholders’ equity (retained earnings) of $19.0 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606 on contracts that were not complete as of that date. Refer to Note 2 of the notes to our consolidated financial statements within this Annual Report on Form 10-K for further discussion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Part I, Item 1A: “Risk Factors”; Part II, Item 6: “Selected Financial Data”; and Part II, Item 8: “Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing. The tables in the MD&A sections below are derived from exact numbers and may have immaterial rounding differences.
Overview

Axon is a market-leading provider of law enforcement technology solutions. Our core mission is to protect life. We fulfill that mission through developing hardware and software products that advance the long term objectives of a) obsoleting the bullet, b) reducing social conflict, and c) enabling a fair and effective justice system.

2019 Outlook

For the year ending December 31, 2019, we expect revenue of $480 million to $490 million. We expect a normalized income tax rate of between 20% and 25%; this rate can fluctuate depending on geography of income and the effects of discrete items, including changes in our stock price.
Results of Operations
The following table presents data from our consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Year Ended December 31,
	2018		2017 (1)		2016 (1)
Net sales from products	$327,635	78.0%	$285,859	83.1%	$238,573	88.9%
Net sales from services	92,433	22.0%	57,939	16.9%	29,672	11.1%
Net sales	420,068	100.0%	343,798	100.0%	268,245	100.0%
Cost of product sales	139,337	33.2%	117,997	34.3%	91,536	34.1%
Cost of service sales	22,148	5.3%	18,713	5.5%	6,173	2.3%
Cost of sales	161,485	38.5%	136,710	39.8%	97,709	36.4%
Gross margin	258,583	61.5%	207,088	60.2%	170,536	63.6%
Operating expenses:
Sales, general and administrative	156,886	37.3%	138,692	40.3%	108,076	40.3%
Research and development	76,856	18.3%	55,373	16.1%	30,609	11.4%
Total operating expenses	233,742	55.6%	194,065	56.4%	138,685	51.7%
Income from operations	24,841	5.9%	13,023	3.8%	31,851	11.9%
Interest and other income (expense), net	3,263	0.8%	2,738	0.8%	(354)	(0.1)%
Income before provision for income taxes	28,104	6.7%	15,761	4.6%	31,497	11.7%
Provision (benefit) for income taxes	(1,101)	(0.3)%	10,554	3.1%	14,200	5.3%
Net income	$29,205	7.0%	$5,207	1.5%	$17,297	6.4%

Net sales to the U.S. and other countries are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2018		2017 (1)		2016 (1)
United States	$335,310	79.8%	$282,810	82.3%	$218,757	81.6%
Other Countries	84,758	20.2%	60,988	17.7%	49,488	18.4%
Total	$420,068	100.0%	$343,798	100.0%	$268,245	100.0%
(1) Amounts for the years ended December 31, 2017 and 2016 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
International revenue grew 39.0% from 2017 to 2018, driven by increased sales in Australia, France, Singapore and the U.K.
Our operations are comprised of two reportable segments: the manufacture and sale of CEWs, batteries, accessories and extended warranties and other products and services (collectively, the “TASER” segment); and the development, manufacture, and sale of software and sensors, which includes the sale of devices, wearables, applications, cloud and mobile products (collectively, the "Software and Sensors" segment). Within the Software and Sensors segment, we specify sales of products and services. Revenue from our “products” in the Software and Sensors segment are generally from sales of sensors, including on-officer body cameras, Axon Fleet cameras, other hardware sensors, warranties on sensors, and other products, and is sometimes referred to as "Sensors and Other revenue." Revenue from our “services” in the Software and Sensors segment comprise sales related to the Axon Cloud, which includes Axon Evidence, cloud-based evidence management software revenue, other recurring cloud-hosted software revenue and related professional services, and is sometimes referred to as "Axon Cloud revenue." Within the Software and Sensors segment, we include only revenues and costs attributable to that segment which costs include: costs of sales for both products and services, direct labor, selling expenses for the sales team, product management and R&D for products included, or to be included, within the Software and Sensors segment. All other costs are included in the TASER segment.

For the Years Ended December 31, 2018 and 2017
Net Sales
Net sales by product line were as follows for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,				Dollar Change	Percent Change
	2018		2017 (1)
TASER segment:
TASER 7	$7,358	1.8%	$—	—%	$7,358	*
TASER X26P	70,638	16.8%	64,426	18.7%	6,212	9.6%
TASER X2	78,837	18.8%	81,417	23.7%	(2,580)	(3.2)%
TASER Pulse and Bolt	5,182	1.2%	4,340	1.3%	842	19.4%
Cartridges	68,258	16.3%	63,203	18.4%	5,055	8.0%
Extended warranties	15,753	3.8%	12,426	3.6%	3,327	26.8%
Other	7,089	1.7%	8,700	2.5%	(1,611)	(18.5)%
TASER segment	253,115	60.4%	234,512	68.2%	18,603	7.9%
Software and Sensors segment:
Axon Body	21,883	5.2%	15,184	4.4%	6,699	44.1%
Axon Flex	6,509	1.5%	10,083	2.9%	(3,574)	(35.4)%
Axon Fleet	12,527	3.0%	2,954	0.9%	9,573	324.1%
Axon Dock	10,706	2.5%	9,736	2.8%	970	10.0%
Axon Evidence and cloud services	90,291	21.5%	57,841	16.8%	32,450	56.1%
TASER Cam	3,871	0.9%	3,358	1.0%	513	15.3%
Extended warranties	11,860	2.8%	7,110	2.1%	4,750	66.8%
Other	9,306	2.2%	3,020	0.9%	6,286	208.1%
Software and Sensors segment	166,953	39.6%	109,286	31.8%	57,667	52.8%
Total net sales	$420,068	100.0%	$343,798	100.0%	$76,270	22.2%
* Not meaningful
(1) Amounts for the year ended December 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.

Net unit sales were as follows:

	Year Ended December 31,
	2018	2017	Unit Change	Percent Change
TASER 7	5,759	—	5,759	*
TASER X26P	71,823	70,381	1,442	2.0%
TASER X2	65,855	76,106	(10,251)	(13.5)%
TASER Pulse and Bolt	18,398	12,504	5,894	47.1%
Cartridges	2,342,897	2,408,471	(65,574)	(2.7)%
Axon Body	85,965	89,808	(3,843)	(4.3)%
Axon Flex	15,541	26,025	(10,484)	(40.3)%
Axon Fleet	9,445	3,795	5,650	148.9%
Axon Dock	17,762	23,492	(5,730)	(24.4)%
TASER Cam	8,310	6,432	1,878	29.2%
*Not meaningful
Net sales for the TASER segment increased $18.6 million, or 7.9%, primarily as a result of increased sales of TASER devices primarily attributable to increased sales under the Officer Safety Plan ("OSP") and TASER 60 installment payment programs, including sales of TASER 7 devices, which commenced during the three months ended December 31, 2018. Unit sales for law enforcement TASER devices decreased as compared to 2017 primarily as a result of the timing of the TASER 7 release and limited production of that device in 2018. We continue to see an increase in extended warranty revenue primarily as a result of the increased number of CEW devices in the field. Cartridge sales also increased compared to 2017 as an increase in the average sales price more than offset a slight decrease in unit sales. During the first quarter of 2017, the Home Office of the U.K. government approved our X2 devices for sale which resulted in increased sales within the U.K. of $6.4 million for the year ended December 31, 2018 compared to 2017.
Net sales for the Software and Sensors segment increased $57.7 million, or 52.8%, primarily due to continued adoption of on-officer cameras and related technologies, including our Axon Evidence digital evidence management software suite. Axon Evidence revenues increased $32.5 million, primarily driven by the continued increase in active users on the platform. Revenues related to Axon Fleet, which was introduced in the third quarter of 2017, increased $9.6 million. Combined net sales related to our Axon Body, Axon Flex, and Axon Dock products increased approximately $4.1 million as an increase in the average sales price more than offset the decrease in unit sales.
To gain more immediate feedback regarding activity for Axon camera products and Axon Evidence services, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales), including contractual optional periods we expect to be exercised, net of cancellations, placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Most bookings will be invoiced in subsequent periods. Due to municipal government funding rules, in some cases certain of the future period amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although we have entered into contracts for the delivery of products and services in the future and anticipate the contracts will be fulfilled, if agencies do not exercise contractual options, do not appropriate funds in future year budgets, or do enact a cancellation clause, revenue associated with these bookings may not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to our Software and Sensors segment, net of cancellations, were $389.1 million during 2018, compared to $291.2 million in 2017, an increase of 33.6%.

The chart below illustrates our quarterly Software and Sensors bookings for each of the previous six fiscal quarters (in thousands):
Backlog - As of December 31, 2018 compared to December 31, 2017
Our backlog for products and services includes all orders that have been received and are believed to be firm.
In the TASER segment, we define backlog as equal to deferred revenue. Deferred revenue represents amounts invoiced to customers for goods and services to be delivered in subsequent periods. We process orders within the TASER segment quickly, and our best estimate of firm orders outstanding as of period end represents those that have been paid for but remain undelivered. The TASER segment backlog balance was $54.6 million as of December 31, 2018. We expect to realize $22.2 million of this deferred revenue balance as revenue during the next 12 months. This represents cash received and accounts receivable from customers on or prior to December 31, 2018 for products and services expected to be delivered in the next 12 months.
In the Software and Sensors segment, we define backlog as cumulative bookings, net of cancellations, less product and service revenue recognized to date. Bookings are generally realized as revenue over multiple years. The Software and Sensors backlog balance was $758.1 million as of December 31, 2018. This backlog balance includes $126.8 million of deferred revenue, and $631.3 million that has been recorded as bookings but not yet invoiced, all as of December 31, 2018. We expect to realize approximately $225.0 million of the December 31, 2018 backlog balance as revenue during the next 12 months.

	TASER	Software and Sensors	Total
	(in thousands)
Balance, beginning of period	$46,685	$536,016	$582,701
Add: additions to backlog, net of cancellations	261,027	389,062	650,089
Less: revenue recognized during period	253,115	166,953	420,068
Balance end of period	$54,597	$758,125	$812,722
Our backlog of $812.7 million as of December 31, 2018 has increased significantly from $582.7 million as of December 31, 2017. The increase in TASER segment backlog is not expected to have a material impact on revenue or operating margins. Our significant increase in backlog, primarily in the Software and Sensors segment is indicative of expected revenue growth in this segment. Revenue growth in the Software and Sensors segment is expected to result in improved operating margins over time as additional revenue will cover a larger portion of our selling, general and administrative expenses, and research and development costs, while we do not expect any material changes in gross margins.
Cost of Product and Service Sales (dollars in thousands):

	Year Ended December 31,				Dollar Change	Percent Change
	2018		2017 (1)
TASER segment:
Cost of product sales	$80,354	31.7%	$72,054	30.7%	$8,300	11.5%
Software and Sensors segment:
Cost of product sales	58,983	35.3%	45,943	42.0%	13,040	28.4%
Cost of service sales	22,148	13.3%	18,713	17.1%	3,435	18.4%
Total cost of sales	81,131	48.6%	64,656	59.2%	16,475	25.5%
Total cost of product and service sales	$161,485	38.4%	$136,710	39.8%	$24,775	18.1%
(1) Amounts for the year ended December 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Within the TASER segment, cost of product sales increased $8.3 million, or 11.5%, to $80.4 million in 2018, compared to $72.1 million in 2017, and increased as a percentage of sales to 31.7% from 30.7%. We did not experience significant changes in variable manufacturing costs during the year ended December 31, 2018 as compared to 2017. The overall increase in cost of product sales was attributable to higher unit sales. The increase in cost of product sales as a percentage of sales was primarily attributable to initial production costs for the TASER 7 device.
Within the Software and Sensors segment, cost of product and service sales was $81.1 million, an increase of $16.5 million, or 25.5%, from 2017. As a percentage of net sales, cost of product and service sales decreased to 48.6% in 2018 from 59.2% in 2017. The increase in cost of product sales was primarily attributable to higher sales volumes, and the increase in cost of service sales was driven by increased cloud storage costs. The decrease in total cost of sales as a percentage of total net sales was primarily due to the reduction of non-recurring expenses related to our data migration to our new cloud-storage provider that was completed in 2018, as well as increased leveraging of fixed costs related to cloud-storage.
Gross Margin (dollars in thousands):

	Year Ended December 31,
			Dollar Change	Percent Change
	2018	2017 (1)
TASER segment	$172,761	$162,458	$10,303	6.3%
Software and Sensors segment	85,822	44,630	41,192	92.3%
Total gross margin	$258,583	$207,088	$51,495	24.9%
Gross margin as % of net sales	61.6%	60.2%
(1) Amounts for the year ended December 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Gross margin increased $51.5 million to $258.6 million for the year ended December 31, 2018 compared to $207.1 million for 2017. As a percentage of net sales, gross margin increased to 61.6% for 2018 from 60.2% for 2017. As a percentage of net sales, gross margin for the TASER segment decreased slightly to 68.3% for the year ended December 31, 2018 from 69.3% for the year ended December 31, 2017. Within the Software and Sensors segment, gross margin as a percentage of net sales was 51.4% and 40.8% for the years ended 2018 and 2017, respectively. Within the Software and Sensors segment, hardware gross margin was 20.8% for the year ended December 31, 2018 and 10.5%

for the same period in 2017, while the service margins were 76.0% and 67.7% during those same periods, respectively. The increase in hardware gross margins during 2018 was primarily attributable to accounting changes required under the new revenue accounting standard. Previously, the level of discounting in our contracts resulted in a portion of the contractual consideration allocated to the delivered hardware being recognized as revenue ratably over the Axon Evidence subscription term, while the full cost of the product was recognized when the hardware was delivered to the customer resulting in lower gross margins initially. Under the new revenue accounting standard, generally the full amount of revenue related to the delivered hardware is recognized in the period in which it is delivered, resulting in better matching of the revenues and related costs. The increase in service margins during the year ended December 31, 2018 as compared to 2017 was attributable to the reduction of non-recurring expenses related to our data migration to our new cloud-storage provider that was completed in 2018, as well as increased leveraging of fixed costs related to cloud-storage.
Sales, General and Administrative ("SG&A") Expenses (dollars in thousands):

	Year Ended December 31,		Dollar Change	Percent Change
	2018	2017 (1)
Salaries, benefits and bonus	$63,185	$58,450	$4,735	8.1%
Stock-based compensation	12,710	9,047	3,663	40.5%
Professional, consulting and lobbying	24,469	24,267	202	0.8%
Sales and marketing	19,427	17,368	2,059	11.9%
Travel and meals	9,908	10,637	(729)	(6.9)%
Depreciation and amortization	6,051	3,517	2,534	72.1%
Other	21,136	15,406	5,730	37.2%
Total sales, general and administrative expenses	$156,886	$138,692	$18,194	13.1%
Sales, general, and administrative as a percentage of net sales	37.3%	40.3%

SG&A by type and by segment were as follows for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,				Dollar Change	Percent Change
	2018		2017 (1)
TASER segment:
Salaries, benefits and bonus	$35,024	22.3%	$32,009	23.1%	$3,015	9.4%
Stock-based compensation	11,178	7.1%	6,115	4.4%	5,063	82.8%
Professional, consulting and lobbying	14,861	9.5%	12,017	8.7%	2,844	23.7%
Sales and marketing	7,535	4.8%	8,357	6.0%	(822)	(9.8)%
Travel and meals	4,765	3.0%	4,867	3.5%	(102)	(2.1)%
Depreciation and amortization	2,945	1.9%	607	0.4%	2,338	385.2%
Other	14,602	9.3%	14,230	10.3%	372	2.6%
TASER segment	90,910	57.9%	78,202	56.4%	12,708	16.3%
Software and Sensors segment:
Salaries, benefits and bonus	28,161	17.9%	26,441	19.1%	1,720	6.5%
Stock-based compensation	1,532	1.0%	2,932	2.1%	(1,400)	(47.7)%
Professional, consulting and lobbying	9,608	6.1%	12,250	8.8%	(2,642)	(21.6)%
Sales and marketing	11,892	7.6%	9,011	6.5%	2,881	32.0%
Travel and meals	5,143	3.3%	5,770	4.2%	(627)	(10.9)%
Depreciation and amortization	3,106	2.0%	2,910	2.1%	196	6.7%
Other	6,534	4.2%	1,176	0.8%	5,358	455.6%
Software and Sensors segment	65,976	42.1%	60,490	43.6%	5,486	9.1%
Total sales, general and administrative expenses	$156,886	100.0%	$138,692	100.0%	$18,194	13.1%
(1) Amounts related to commissions expense for the year ended December 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Within the TASER segment, SG&A increased $12.7 million, or 16.3%. Of the increase, $8.1 million related to higher salaries, benefits, bonus and stock-based compensation related primarily to sales and marketing, professional staff and general support staff, including $3.3 million of stock-based compensation expense related to the CEO Performance Award. Refer to Note 12 of the notes to our consolidated financial statements within this Annual Report on Form 10-K for additional discussion of the CEO Performance Award. Additionally, professional, consulting and lobbying expenses increased $2.8 million primarily related to increased legal fees, and depreciation and amortization expenses increased $2.3 million related to the expansion of our facilities and amortization of additional intangible assets over the past year.
Within the Software and Sensors segment, SG&A increased $5.5 million, or 9.1%, but decreased to 39.5% of sales as compared to 55.4% in the prior year. Commissions increased $2.3 million on higher sales, and salaries, benefits and bonus increased $1.7 million for additional headcount. Additionally, during 2018, we abandoned certain developed technology acquired in a business combination resulting in an impairment charge of approximately $2.0 million, which is included in the "Other" category. The remaining increases were primarily attributable to the overall growth of operations during 2018. Partially offsetting the increases was a $2.6 million decrease in professional, consulting and lobbying expense as spending normalized compared to the prior year.

Research and Development ("R&D") Expenses (dollars in thousands):

	Year Ended December 31,		Dollar Change	Percent Change
	2018	2017
Salaries, benefits and bonus	$49,792	$33,682	$16,110	47.8%
Stock-based compensation	8,658	6,055	2,603	43.0%
Professional and consulting	4,183	4,351	(168)	(3.9)%
Travel and meals	2,192	1,674	518	30.9%
Other	12,031	9,611	2,420	25.2%
Total research and development expenses	$76,856	$55,373	$21,483	38.8%
Research and development as a percentage of net sales	18.3%	16.1%
R&D by type and by segment were as follows for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,				Dollar Change	Percent Change
	2018		2017
TASER segment:
Salaries, benefits and bonus	$9,174	11.9%	$4,243	7.7%	$4,931	116.2%
Stock-based compensation	1,594	2.1%	517	0.9%	1,077	208.3%
Professional and consulting	1,192	1.6%	1,098	2.0%	94	8.6%
Travel and meals	511	0.7%	388	0.7%	123	31.7%
Other	4,541	5.9%	2,131	3.8%	2,410	113.1%
TASER segment	17,012	22.2%	8,377	15.1%	8,635	103.1%
Software and Sensors segment:
Salaries, benefits and bonus	40,618	52.8%	29,439	53.2%	11,179	38.0%
Stock-based compensation	7,064	9.2%	5,538	10.0%	1,526	27.6%
Professional and consulting	2,991	3.9%	3,253	5.9%	(262)	(8.1)%
Travel and meals	1,681	2.2%	1,286	2.3%	395	30.7%
Other	7,490	9.7%	7,480	13.5%	10	0.1%
Software and Sensors segment	59,844	77.8%	46,996	84.9%	12,848	27.3%
Total research and development expenses	$76,856	100.0%	$55,373	100.0%	$21,483	38.8%
Within the TASER segment, R&D expenses increased $8.6 million or 103.1%. Salaries, benefits, bonus and stock-based compensation in the TASER segment increased $6.0 million in 2018 compared to 2017 as we continue to invest in personnel allocated to the development of new CEW related technologies. Additionally, test build materials included in the "Other" category were higher than the prior year primarily related to the launch of the TASER 7 device.

Our Software and Sensors segment was responsible for 59.8% of the overall increase in R&D expense. Within this segment, R&D expenses increased $12.8 million or 27.3%, but decreased to 35.8% of sales as compared to 43.0% in the prior year. Of the increase, $12.7 million related to salaries, benefits, bonus, and stock-based compensation. Partially offsetting the increase was a $1.0 million decrease in impairment expense as compared to 2017; during 2017, we abandoned certain developed technology acquired in a business combination.

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

Interest and Other Income (Expense), Net
Interest and other income (expense), net was $3.3 million and $2.7 million for the years ended December 31, 2018 and 2017, respectively.
For the year ended December 31, 2018, we earned interest income of $4.4 million and had losses from foreign currency transaction adjustments of $1.1 million and interest expense of $0.1 million. For the year ended December 31, 2017, we earned interest income of $1.6 million and had gains from foreign currency transaction adjustments of $1.4 million which were partially offset by interest expense of $0.2 million.
Provision for Income Taxes
The income tax benefit was $1.1 million for the year ended December 31, 2018. The effective income tax rate for 2018 was (3.9%). The benefits related to excess stock-based compensation of $8.9 million and research and development credits of $6.9 million were partially offset by the tax effects of permanently non-deductible expenses for executive compensation of $1.2 million, an increase in uncertain tax benefits of $1.8 million and return to provision adjustments of $1.8 million. Additionally, we recorded a $2.0 million increase to our valuation allowance as of December 31, 2018 related to research and development tax credits that may not be utilized prior to expiration, partially offset by changes in certain foreign jurisdictions.
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
Net Income
Our net income increased by $24.0 million to $29.2 million for the year ended December 31, 2018 compared to $5.2 million in 2017. Net income per basic and diluted share was $0.52 and $0.50, respectively, for 2018 compared to $0.10 per basic and diluted share for 2017.

Three Months Ended December 31, 2018 Compared to September 30, 2018
Net sales by product line were as follows (dollars in thousands):

	Three Months Ended December 31, 2018		Three Months Ended September 30, 2018		Dollar Change	Percent Change
TASER segment:
TASER 7	$7,358	6.4%	$—	—%	$7,358	*
TASER X26P	18,020	15.7%	17,998	17.2%	22	0.1%
TASER X2	16,151	14.1%	20,392	19.4%	(4,241)	(20.8)%
TASER Pulse and Bolt	1,333	1.2%	1,402	1.3%	(69)	(4.9)%
Cartridges	16,495	14.4%	18,406	17.6%	(1,911)	(10.4)%
Extended warranties	4,186	3.6%	4,123	3.9%	63	1.5%
Other	1,758	1.5%	1,345	1.3%	413	30.7%
TASER segment	65,301	56.9%	63,666	60.7%	1,635	2.6%
Software and Sensors segment:
Axon Body	6,801	5.9%	4,744	4.5%	2,057	43.4%
Axon Flex	1,980	1.7%	1,325	1.3%	655	49.4%
Axon Fleet	5,887	5.1%	1,809	1.7%	4,078	225.4%
Axon Dock	3,374	3.0%	2,178	2.1%	1,196	54.9%
Axon Evidence and cloud services	25,778	22.5%	23,915	22.8%	1,863	7.8%
TASER Cam	1,032	0.9%	717	0.7%	315	43.9%
Extended warranties	3,339	2.9%	3,161	3.0%	178	5.6%
Other	1,299	1.1%	3,321	3.2%	(2,022)	(60.9)%
Software and Sensors segment	49,490	43.1%	41,170	39.3%	8,320	20.2%
Total net sales	$114,791	100.0%	$104,836	100.0%	$9,955	9.5%
*Not meaningful
Net unit sales were as follows:

	Three Months Ended
	December 31, 2018	September 30, 2018	Unit Change	Percent Change
TASER 7	5,759	—	5,759	*
TASER X26P	18,597	18,842	(245)	(1.3)%
TASER X2	13,088	16,729	(3,641)	(21.8)%
TASER Pulse and Bolt	7,490	3,750	3,740	99.7%
Cartridges	600,690	598,119	2,571	0.4%
Axon Body	26,167	17,622	8,545	48.5%
Axon Flex	5,080	3,487	1,593	45.7%
Axon Fleet	3,908	1,601	2,307	144.1%
Axon Dock	3,859	3,525	334	9.5%
TASER Cam	1,952	1,339	613	45.8%
*Not meaningful

Net sales for the TASER segment increased $1.6 million, or 2.6%, on a sequential basis primarily due to an overall increase in TASER device handles, including initial sales of TASER 7. This increase was partially offset by lower sequential cartridge revenue, which was primarily attributable to timing.

Net sales for the Software and Sensors segment increased $8.3 million, or 20.2%, on a sequential basis. Axon Fleet contributed $4.1 million of the increase, driven by an increase in both units and average sales price following the release of the Fleet 2 device. Combined net sales related to our Axon Body, Axon Flex, and Axon Dock products contributed an additional increase of $3.9 million, primarily due to an increase in units. Axon Evidence revenues increased $1.9 million driven by the continued increase in active users on the platform. The increases were partially offset by a decrease in other revenue.

International sales were $24.3 million in for the three months ended December 31, 2018 compared to $16.7 million for the three months ended September 30, 2018, an increase of $7.6 million, driven by increased sales from Australia and Canada.
For the Years Ended December 31, 2017 and 2016
Net Sales
Net sales by product line were as follows for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,				Dollar Change	Percent Change
	2017 (1)		2016 (1)
TASER segment:
TASER X26P	$64,426	18.7%	$72,490	27.0%	$(8,064)	(11.1)%
TASER X2	81,417	23.7%	52,665	19.6%	28,752	54.6%
TASER Pulse and Bolt	4,340	1.3%	3,580	1.3%	760	21.2%
Cartridges	63,203	18.4%	52,305	19.5%	10,898	20.8%
Extended warranties	12,426	3.6%	9,880	3.7%	2,546	25.8%
Other	8,700	2.5%	11,724	4.4%	(3,024)	(25.8)%
TASER segment	234,512	68.2%	202,644	75.5%	31,868	15.7%
Software and Sensors segment:
Axon Body	15,184	4.4%	12,911	4.8%	2,273	17.6%
Axon Flex	10,083	2.9%	5,323	2.0%	4,760	89.4%
Axon Fleet	2,954	0.9%	—	—%	2,954	*
Axon Dock	9,736	2.8%	7,422	2.8%	2,314	31.2%
Axon Evidence and cloud services	57,841	16.8%	29,260	10.9%	28,581	97.7%
TASER Cam	3,358	1.0%	4,888	1.8%	(1,530)	(31.3)%
Extended warranties	7,110	2.1%	3,710	1.4%	3,400	91.6%
Other	3,020	0.9%	2,087	0.8%	933	44.7%
Software and Sensors segment	109,286	31.8%	65,601	24.5%	43,685	66.6%
Total net sales	$343,798	100.0%	$268,245	100.0%	$75,553	28.2%
(1) Amounts for the years ended December 31, 2017 and 2016 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.

Net unit sales were as follows:

	Year Ended December 31,
	2017	2016	Unit Change	Percent Change
TASER X26P	70,381	79,218	(8,837)	(11.2)%
TASER X2	76,106	47,700	28,406	59.6%
TASER Pulse and Bolt	12,504	9,549	2,955	30.9%
Cartridges	2,408,471	1,979,051	429,420	21.7%
Axon Body	89,808	66,154	23,654	35.8%
Axon Flex	26,025	14,173	11,852	83.6%
Axon Fleet	3,795	—	3,795	*
Axon Dock	23,492	16,983	6,509	38.3%
TASER Cam	6,432	9,566	(3,134)	(32.8)%
The increase in net sales for 2017 compared to 2016 in the TASER segment was primarily attributable to increased sales under the OSP and TASER 60 installment payment programs. During the first quarter of 2017, the Home Office of the U.K. government approved our X2 devices for sale which resulted in increased TASER X2 sales within the U.K. of $8.5 million for the year ended December 31, 2017 compared to no sales during 2016. Additionally, we increased cartridge sales by $10.9 million to $63.2 million during the year ended December 31, 2017 as compared to $52.3 million during the same period in 2016 which was primarily attributable to an increase in total devices in the field.
Net sales for the Software and Sensors segment were $109.3 million and $65.6 million for the years ended December 31, 2017 and 2016, respectively, an increase of $43.7 million, or 66.6%. The overall increase in the Software and Sensors segment was driven by continued adoption of on-officer cameras and related technologies, including our Axon Evidence digital evidence management software suite. Combined net sales related to our Axon Body, Axon Flex, and Axon Dock products increased approximately $9.3 million. We recorded net sales of $3.0 million related to Axon Fleet, our then-newly introduced in-car camera system, with no amounts recorded during the same period in 2016. Axon Evidence revenues for the year ended December 31, 2017 increased $28.6 million to $57.8 million as compared to the same period in 2016. This increase was primarily driven by the continued increase in active users on our Axon Evidence platform.
Cost of Product and Service Sales (dollars in thousands):

	Year Ended December 31,				Dollar Change	Percent Change
	2017 (1)		2016 (1)
TASER segment:
Cost of product sales	$72,054	30.7%	$61,930	30.6%	$10,124	16.3%
Software and Sensors segment:
Cost of product sales	45,943	42.0%	29,606	45.1%	16,337	55.2%
Cost of service sales	18,713	17.1%	6,173	9.4%	12,540	203.1%
Total cost of sales	64,656	59.2%	35,779	54.5%	28,877	80.7%
Total cost of product and service sales	$136,710	39.8%	$97,709	36.4%	$39,001	39.9%
(1) Amounts for the years ended December 31, 2017 and 2016 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Within the TASER segment, cost of product sales increased $10.1 million, or 16.3%, to $72.1 million in 2017, compared to $61.9 million in 2016, and remained relatively consistent as a percentage of sales at 30.7% from 30.6%.

We did not experience significant changes in variable manufacturing costs during the year ended December 31, 2017 as compared to 2016. The overall increase in cost of products sold was attributable to higher unit sales.
Within the Software and Sensors segment, cost of product and service sales was $64.7 million, an increase of $28.9 million, or 80.7%, from 2016. As a percentage of net sales, cost of product and service sales increased to 59.2% in 2017 from 54.5% in 2016. The increase in cost of product sales was primarily attributable to higher sales volumes, and the increase in cost of service sales was driven by increased cloud storage costs. The increase in total cost of sales as a percentage of total net sales was primarily attributable to non-recurring expenses related to our data migration to a new cloud-storage provider.
Gross Margin (dollars in thousands):

	Year Ended December 31,
			Dollar Change	Percent Change
	2017	2016
TASER segment	$162,458	$140,714	$21,744	15.5%
Software and Sensors Segment	44,630	29,822	14,808	49.7%
Total gross margin	$207,088	$170,536	$36,552	21.4%
Gross margin as % of net sales	60.2%	63.6%
Gross margin increased $36.6 million to $207.1 million for the year ended December 31, 2017 compared to $170.5 million for 2016 . As a percentage of net sales, gross margin decreased to 60.2% for 2017 from 63.6% for 2016 . As a percentage of net sales, gross margin for the TASER segment was relatively consistent at 69.3% and 69.4% for the years ended December 31, 2017 and 2016, respectively. Within the Software and Sensors segment gross margin as a percentage of net sales was 40.8% and 45.5% for the years ended 2017 and 2016, respectively. Within the Software and Sensors segment, hardware gross margin was 10.5% for the year ended December 31, 2017 and 17.6% for the same period in 2016, while the service margins were 67.7% and 79.2% during those same periods, respectively. The decreased hardware margins were primarily attributable to higher discounting. In certain customer contracts, primarily within the Software and Sensors segment, the level of discounting resulted in a portion of the contractual consideration allocated to the delivered hardware to be recognized as revenue ratably over the Axon Evidence subscription term. However, the full cost of the product is recognized when the hardware is delivered to the customer resulting in lower gross margins initially. The decrease in service margins was primarily attributable to non-recurring expenses related to our data migration to a new cloud-storage provider.
Sales, General and Administrative Expenses (dollars in thousands):

	Year Ended December 31,		Dollar Change	Percent Change
	2017	2016
Salaries, benefits and bonus	$58,450	$43,058	$15,392	35.7%
Stock-based compensation	9,047	5,707	3,340	58.5%
Professional, consulting and lobbying	24,267	19,321	4,946	25.6%
Sales and marketing	17,368	15,132	2,236	14.8%
Travel and meals	10,637	8,970	1,667	18.6%
Other	18,923	15,888	3,035	19.1%
Total sales, general and administrative expenses	$138,692	$108,076	$30,616	28.3%
Sales, general, and administrative as a percentage of net sales	40.3%	54.6%

SG&A by type and by segment were as follows for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,				Dollar Change	Percent Change
	2017		2016
TASER segment:
Salaries, benefits and bonus	$32,009	23.1%	$24,534	22.7%	$7,475	30.5%
Stock-based compensation	6,115	4.4%	3,339	3.1%	2,776	83.1%
Professional, consulting and lobbying	12,017	8.7%	10,128	9.4%	1,889	18.7%
Sales and marketing	8,357	6.0%	8,305	7.7%	52	0.6%
Travel and meals	4,867	3.5%	4,277	4.0%	590	13.8%
Other	14,837	10.3%	13,034	12.1%	1,196	9.2%
TASER segment	78,202	56.4%	63,617	58.9%	14,585	22.9%
Software and Sensors segment:
Salaries, benefits and bonus	26,441	19.1%	18,524	17.1%	7,917	42.7%
Stock-based compensation	2,932	2.1%	2,368	2.2%	564	23.8%
Professional, consulting and lobbying	12,250	8.8%	9,193	8.5%	3,057	33.3%
Sales and marketing	9,011	6.5%	6,827	6.3%	2,184	32.0%
Travel and meals	5,770	4.2%	4,693	4.3%	1,077	22.9%
Other	4,086	0.8%	2,854	2.6%	(1,678)	(58.8)%
Software and Sensors segment	60,490	43.6%	44,459	41.1%	16,031	36.1%
Total sales, general and administrative expenses	$138,692	100.0%	$108,076	100.0%	$30,616	28.3%
(1) Amounts related to commissions expense for the years ended December 31, 2017 and 2016 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Within the TASER segment, SG&A increased $14.6 million, or 22.9%, to $78.2 million from $63.6 million in 2016. This increase was primarily attributable to our continued efforts to build the necessary infrastructure to facilitate future growth which was evidenced by higher salaries, benefits, bonus and stock-based compensation of $10.3 million for the year ended December 31, 2017 as compared to 2016. Increased professional, consulting and lobbying fees of $1.9 million were primarily related to accounting and finance consulting costs attributable to our adoption of the new revenue recognition rules, international tax restructuring,and efforts towards remediation of internal control matters. The remaining other operating expenses were primarily attributable to the overall growth of operations during 2017.

Within the Software and Sensors segment, SG&A increased $16.0 million, or 36.1%, to $60.5 million in 2017 in comparison to the prior year. Salaries, benefits, bonus and stock-based compensation in the Software and Sensors segment increased $8.5 million as we continued to hire additional engineering, product management personnel, sales and marketing personnel and general support staff to further expand upon existing product offerings as well as the development of new products such as records management systems and computer aided dispatch systems. The increase in professional, consulting and lobbying expenses of $3.1 million was related to higher professional and consulting costs related to the implementation of a new revenue accounting software platform. Additionally, we incurred higher marketing consulting fees related to hosted events and conferences for customers as well as internal sales meetings. The increase in sales and marketing expense of $2.2 million relates to higher commissions on increased bookings, increased customer samples attributable to our delivery of on-officer cameras, Signal Sidearm, among other technologies, to prospective customers for evaluation purposes, as well as increased spending on sponsorships for major city police chief associations and major county sheriffs' associations. The remaining other operating expenses are primarily attributable to the overall growth of operations during 2017.

Research and Development Expenses (dollars in thousands):

	Year Ended December 31,		Dollar Change	Percent Change
	2017	2016
Salaries, benefits and bonus	$33,682	$17,205	$16,477	95.8%
Stock-based compensation	6,055	3,320	2,735	82.4%
Professional and consulting	4,351	3,212	1,139	35.5%
Travel and meals	1,674	969	705	72.8%
Other	9,611	5,903	3,708	62.8%
Total research and development expenses	$55,373	$30,609	$24,764	80.9%
Research and development as a percentage of net sales	16.1%	11.4%
R&D by type and by segment were as follows for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,				Dollar Change	Percent Change
	2017		2016
TASER segment:
Salaries, benefits and bonus	$4,243	7.7%	$2,301	7.5%	$1,942	84.4%
Stock-based compensation	517	0.9%	639	2.1%	(122)	(19.1)%
Professional and consulting	1,098	2.0%	1,167	3.8%	(69)	(5.9)%
Travel and meals	388	0.7%	345	1.1%	43	12.5%
Other	2,131	3.8%	1,435	4.7%	696	48.5%
TASER segment	8,377	15.1%	5,887	19.2%	2,490	42.3%
Software and Sensors segment:
Salaries, benefits and bonus	29,439	53.2%	14,904	48.7%	14,535	97.5%
Stock-based compensation	5,538	10.0%	2,681	8.8%	2,857	106.6%
Professional and consulting	3,253	5.9%	2,045	6.7%	1,208	59.1%
Travel and meals	1,286	2.3%	624	2.0%	662	106.1%
Other	7,480	13.5%	4,468	14.6%	3,012	67.4%
Software and Sensors segment	46,996	84.9%	24,722	80.8%	22,274	90.1%
Total research and development expenses	$55,373	100.0%	$30,609	100.0%	$24,764	80.9%
Within the TASER segment, R&D expenses increased $2.5 million, or 42.3%, to $8.4 million in 2017. Salaries, benefits, bonus and stock-based compensation in the TASER segment increased $1.8 million in 2017 compared to 2016. The increase for 2017 compared to 2016 was primarily driven by additional headcount as we continued to invest in the development of new CEW related technologies.

Within the Software and Sensors segment, R&D expenses increased $22.3 million, or 90.1%, to $47.0 million in 2017 from the prior year. Our Software and Sensors segment was responsible for approximately 85% of the overall expenses in R&D. Of the $22.3 million increase in R&D for the Software and Sensors segment, $17.4 million related to salaries, benefits, bonus, and stock-based compensation. The increase in professional and consulting expense of $1.2 million was primarily attributable to increased technical consulting fees related to the development and release of Signal Sidearm. Included in other R&D expenses for the Software and Services segment was $1.9 million of amortization of intangible assets related to acquired developed technology that was yet to be put into service. Additionally, during 2017, we abandoned certain developed technology acquired in a business combination resulting in an impairment charge of $1.0 million which was included in other R&D expenses.

Interest and Other Income (Expense), Net
Interest and other income (expense), net was $2.7 million and $(0.4) million for the years ended December 31, 2017 and 2016, respectively.
For the year ended December 31, 2017, we earned interest income of $1.6 million and had gains from foreign currency transaction adjustments of $1.4 million which were partially offset by interest expense of $0.2 million. For the year ended December 31, 2016, interest income of $0.7 million was more than offset by losses on foreign currency transaction adjustments of $1.1 million.
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
Non-GAAP Financial Measures

To supplement our financial results presented in accordance with accounting principles generally accepted in the U.S. ("GAAP"), we present the non-GAAP financial measures of EBITDA and Adjusted EBITDA (CEO Performance Award). Our management uses these non-GAAP financial measures in evaluating our performance in comparison to prior periods. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance, and when planning and forecasting our future periods. A reconciliation of GAAP to the non-GAAP financial measures is presented below.

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

•
these non-GAAP financial measures were not prepared in accordance with GAAP and investors should not assume that the non-GAAP financial measures presented in this Annual Report on Form 10-K were prepared under a comprehensive set of rules or principles.

EBITDA and Adjusted EBITDA (CEO Performance Award) reconcile to net income as follows (dollars in thousands):

	For the Years Ended December 31,
	2018	2017
Net income	$29,205	$5,207
Depreciation and amortization	10,615	8,041
Interest expense	86	186
Investment interest income	(3,002)	(904)
Provision for (benefit from) income taxes	(1,101)	10,554
EBITDA	$35,803	$23,084

Adjustments:
Stock-based compensation expense	21,879	15,610
Adjusted EBITDA (CEO Performance Award)	$57,682	$38,694
Liquidity and Capital Resources
Summary
As of December 31, 2018, we had $349.5 million of cash and cash equivalents, an increase of $274.4 million from December 31, 2017.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2018	2017	2016
Operating activities	$63,875	$18,471	$21,135
Investing activities	(9,860)	19,082	(3,045)
Financing activities	219,348	(3,820)	(34,554)
Effect of exchange rate changes on cash and cash equivalents	(774)	737	906
Net increase (decrease) in cash and cash equivalents	$272,589	$34,470	$(15,558)

Operating activities
Net cash provided by operating activities in 2018 of $63.9 million consisted of $29.2 million in net income, the net add-back of non-cash income statement items totaling $32.5 million and a positive $2.2 million net change in operating assets and liabilities. Included in the non-cash items were $10.6 million in depreciation and amortization expense, $2.1 million related to the disposal and abandonment of intangible assets, $21.9 million in stock-based compensation expense, and $3.6 million related to deferred income taxes. The most significant increase to the portion of cash provided by operating activities related to the changes in operating assets and liabilities was a $54.2 million increase in deferred revenue. Of the increase, $2.8 million resulted from additional extended warranty sales, $23.2 million resulted from increased hardware deferred revenue from TASER Assurance Program ("TAP"), OSP and TASER 7 sales, and $30.1 million related to prepayments for Software and Sensors services. Operating cash flows were also impacted by decreased inventory of $14.8 million resulting from continued inventory optimization efforts. These increases were offset by increased accounts and notes receivable of $67.6 million and prepaid expenses and other assets of $12.7 million during 2018. The increases in accounts and notes receivable were due to increased sales during 2018, primarily sales made under the OSP and TASER 60 installment plans. The increase in prepaid expenses and other asset accounts of $12.7 million during 2018 was driven primarily by an increase in deferred commissions of $13.0 million representing amounts earned when a contract is booked which is then subsequently amortized.
Net cash provided by operating activities in 2017 of $18.5 million consisted of $5.2 million in net income, the net add-back of non-cash income statement items totaling $28.0 million and a negative $14.8 million net change in operating assets and liabilities. Included in the non-cash items are $8.0 million in depreciation and amortization expense, $1.1 million related to the disposal and abandonment of intangible assets, $15.6 million in stock-based compensation expense, $0.7 million of bond premium amortization and $2.8 million related to deferred income taxes. The most significant increase to the portion of cash provided by operating activities related to the changes in operating assets and liabilities was a $39.7 million increase in deferred revenue. Of the increase, $7.4 million resulted from additional extended warranty sales, $20.2 million resulted from increased hardware deferred revenue from TAP and OSP sales, and $12.5 million related to prepayments for Software and Sensors services. These increases were offset by increased accounts and notes receivable of $35.3 million, inventory of $11.7 million and prepaid expenses and other assets of $9.0 million during 2017. The increases in accounts and notes receivable were due to increased sales during 2017, specifically sales made under the OSP and TASER 60 installment plans. Operating cash flows were also impacted by increased inventory of $11.7 million in anticipation of higher sales in 2018 and for our National Field Trial Offer for body cameras. The increase in prepaid expenses and other asset accounts of $9.0 million during 2017 was driven primarily by increased deferred cost of product sales of $5.0 million related to contracts where the product had shipped but revenue was deferred due to contractual provisions resulting in the cost of product sales being deferred as an asset to be recognized in subsequent periods when revenue recognition criteria have been met, an increase in deferred commissions of $2.1 million representing amounts earned when a contract is booked, which is then subsequently amortized over the contractual period as products and services are delivered, and increased prepaid income taxes of $3.4 million.
Net cash provided by operating activities in 2016 of $21.1 million consisted of $17.3 million in net income, the net add-back of non-cash income statement items totaling approximately $8.8 million and a negative $4.9 million net change in operating assets and liabilities. Included in the non-cash items are $3.7 million in depreciation and amortization expense, $9.4 million in stock-based compensation expense, and $1.3 million of bond premium amortization. These additions were partially offset by an $1.4 million reduction related to excess tax benefit from stock-based compensation and $5.2 million related to deferred income taxes. The most significant increase to the portion of cash provided by operating activities related to the changes in operating assets and liabilities was a $34.3 million increase in deferred revenue. Of the increase, $8.1 million resulted from additional extended warranty sales, $15.6 million resulted from increased hardware deferred revenue from TAP and OSP sales, and $10.5 million related to prepayments for Software and Sensors services. We also had increases in cash provided from operating activities of $17.6 million for increases in accounts payable and accrued liabilities related primarily to increased inventory purchases. These increases were offset by increased prepaid expenses and other current assets of $10.6 million, inventory of $18.7 million and accounts and notes receivable of $28.4 million during 2016. The increases in accounts and notes receivable were due to increased sales during 2016, and increases in inventory resulted from higher anticipated sales for 2017. The increase in prepaid expenses and other asset accounts during 2016 was driven primarily increased deferred commissions of $1.8 million attributable to higher sales, increased balances under corporate-owed life insurance policies of $1.1 million, $3.3 million of restricted cash related primarily to a customer contract requiring certain contractual payments to be deposited in escrow until approved for release, and $1.7 million of long-term contingent consideration deposited in escrow in connection with a business combination that was completed in December 2016.

Investing activities
Primarily as the result of equipment purchases and business acquisitions during the year, we used $9.9 million for investing activities in 2018. Calls and maturities on our investments, net of purchases, were $6.8 million. During 2018, we invested $5.0 million in cash for the acquisition of VIEVU, LLC, a public safety camera and cloud-based evidence management system provider for law enforcement agencies. We also invested $11.7 million in the purchase of property and equipment and intangibles, net of proceeds related to disposals.
Primarily as the result of investments that matured during the year, we generated $19.1 million from investing activities in 2017. Calls and maturities on our investments, net of purchases, were $41.1 million. During 2017, we invested $10.6 million in cash for the acquisition of Dextro, Inc., to continue building upon our Axon Artificial Intelligence group, and for the acquisition of Breon, our former distributor in Australia. We also invested $11.4 million in the purchase of property and equipment and intangibles, net of proceeds related to disposals.
Primarily as a result of investing cash generated from operating activities, we used $3.0 million in investing activities in 2016. Calls and maturities on our investments, net of purchases, were $8.9 million. During 2016, we invested $3.5 million in cash for the acquisition of developed technology and hiring of personnel to form the Axon Artificial Intelligence group. We also invested $8.4 million in the purchase of property and equipment and intangibles, net of proceeds related to disposals.

Financing activities
Net cash provided by financing activities was $219.3 million for the year ended December 31, 2018. In May 2018, we completed a public follow-on equity offering that generated net proceeds of $234.0 million. During 2018, we paid income and payroll taxes of $14.1 million on behalf of employees who net-settled stock awards during the period. Additionally, we paid $2.3 million for contingent consideration amounts earned during 2018 related to the acquisition of certain assets from Fossil Group, Inc. and Fossil Vietnam, Limited Liability Company in 2016 and to the acquisition of Dextro in 2017. These cash outflows were partially offset by $1.8 million of proceeds from the exercise of stock options.
Net cash used by financing activities was $3.8 million for the year ended December 31, 2017 . During 2017, we paid income and payroll taxes of $3.5 million on behalf of employees who net-settled stock awards during the period. Additionally, we paid $1.8 million for contingent consideration amounts earned during 2017 related to the acquisition of certain assets from Fossil Group, Inc. and Fossil Vietnam, Limited Liability Company in 2016. These cash outflows were partially offset by $1.4 million of proceeds from the exercise of stock options.
Net cash used by financing activities was $34.6 million for the year ended December 31, 2016. During 2016, we repurchased $33.7 million of our common stock, which was purchased for a weighted average cost of $18.90 per share, inclusive of applicable administrative costs. Additionally, we paid income and payroll taxes of $1.8 million on behalf of employees who net-settled stock awards during the period. These cash outflows were partially offset by $0.5 million of proceeds from the exercise of stock options, and $1.4 million of excess tax benefit from stock-based compensation. The purchase of common stock was made under a stock repurchase program authorized by our Board of Directors.
Liquidity and Capital Resources
Our most significant source of liquidity continues to be funds generated by operating activities and available cash and cash equivalents. In addition, our $100.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. Advances under the line of credit bear interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.
As of December 31, 2018, we had letters of credit outstanding of $3.1 million, leaving the net amount available for borrowing of $96.9 million. The facility matures on December 31, 2021 and has an accordion feature which allows for an increase in the total line of credit up to $100.0 million, subject to certain conditions, including the availability of additional bank commitments. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At December 31, 2018 and 2017, there were no borrowings under the line.
Our agreement with the bank requires us to comply with a maximum funded debt to EBITDA ratio, as defined, of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At December 31, 2018, the Company’s funded debt to EBITDA ratio was 0.001 to 1.00.
TASER 60 installment purchase arrangements typically involve amounts invoiced in five equal installments at the beginning of each year of the five-year term. This is in contrast to a traditional CEW sale in which the entire amount being charged for the hardware is invoiced upon shipment. This impacts liquidity in a commensurate fashion, with the cash for the TASER 60 arrangement received in five annual installments rather than up front. It is our strategic intent to shift an increasing amount of our business to a subscription model, to better match the municipal budgeting process of our customers as well as to allow for multiple product offerings to be bundled into existing subscriptions. We carefully considered the cash flow impacts of this strategic shift and regularly revisit our cash flow forecast with the goal of maintaining a comfortable level of liquidity as we introduce commercial offerings in which we incur upfront cash costs to produce and fulfill hardware sales ahead of the cash inflows from our customers. We anticipate, and have prepared for, the majority of our arrangements in both reportable segments to be offered in similar subscription-type offerings over the coming years. With the launch of the TASER 7, which is primarily being sold in subscription offerings, we expect this strategic shift to accelerate.
Based on our strong balance sheet and the fact that we had just $0.1 million in total long-term debt and capital lease obligations at December 31, 2018, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.
We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions and other liquidity requirements through at least the next 12 months. We and our Board of Directors may consider repurchases of our common stock. Further repurchases of our common stock would take place on the open market, would be financed with available cash and are subject to authorization as well as market and business conditions.
Contractual Obligations
The following table outlines our future contractual financial obligations by period in which payment is expected, as of December 31, 2018 (dollars in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Non-cancelable operating leases	$12,777	$3,670	$6,533	$2,574	$—
Capital leases including interest	76	40	36	—	—
Open purchase orders	66,613	66,613	—	—	—
Total contractual obligations	$79,466	$70,323	$6,569	$2,574	$—
Open purchase orders in the above table represent both cancelable and non-cancelable purchase orders with key vendors, which are included in this table due to our strategic relationships with these vendors.

We are subject to U.S. federal income tax as well as income taxes imposed by several states and foreign jurisdictions. As of December 31, 2018, we had $6.1 million of gross unrecognized tax benefits related to uncertain tax positions. The settlement period for our long-term income tax liabilities cannot be determined; however, the liabilities are expected to increase by approximately $1.4 million within the next 12 months.
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
Product Warranties
We warranty our CEWs, Axon cameras and certain related accessories from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for the standard warranty are charged to cost of products sold when revenue is recorded for the related product. Future warranty costs are estimated based on historical data related to warranty claims on a quarterly basis and this rate is applied to current product sales. Historically, reserve amounts have been increased if management becomes aware of a component failure or other issue that could result in larger than anticipated warranty claims from customers. The warranty reserve is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of December 31, 2018 and 2017, our warranty reserve was approximately $0.9 million and $0.6 million, respectively.  Warranty expense for the years ended December 31, 2018, 2017 and 2016 was $0.7 million, $0.1 million and $0.6 million, respectively. The increase in warranty expense for the year ended December 31, 2018 was primarily driven by higher than initially expected warranty claims for the Axon Flex 2 on-officer body camera. Warranty expense for the year ended December 31, 2017, was impacted by lower than initially expected warranty claims for the Axon Body 2 on-officer body camera. As of December 31, 2018, our reserve also included initial reserves related to TASER 7, Signal Sidearm, and Axon Fleet 2.
Revenue related to separately-priced extended warranties is initially recorded as deferred revenue at its contractual amount and subsequently recognized as net sales on a straight-line basis over the warranty service period. Costs related to extended warranties are charged to cost of product and service sales when incurred.
Inventory
Inventories are stated at the lower of cost and net realizable value. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method and includes allocations of manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories, as well as trial and evaluation inventories to their net realizable value. These provisions are based on management’s best estimate after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions among other factors. We evaluate inventory costs for abnormal costs due to excess production capacity and treats such costs as period costs.

During the year ended December 31, 2018, we recorded provisions to reduce inventories to their lower of cost and net realizable value of approximately $3.8 million compared to $2.0 million during 2017. The increase in provisions made during 2018 was primarily attributable to the impact of phasing out previous generations of VIEVU cameras in an effort to convert existing customers to Axon body camera deployments. The remaining change in the provision for 2018 was driven by analyses looking at projected sales data for existing products and making corresponding adjustments to state inventories at their lower of cost and net realizable value.
Revenue Recognition, Deferred Revenue and Accounts and Notes Receivable
We derive revenue from two primary sources: (1) the sale of physical products, including CEWs, Axon cameras, Axon Signal enabled devices, corresponding hardware extended warranties, and related accessories such as Axon docks, cartridges and batteries, among others, and (2) subscriptions to our Axon Evidence digital evidence management software as a service ("SaaS") (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, we also recognize training, professional services and revenue related to other software and SaaS services. We apply the five-step model outlined in Topic 606.

Many of our products and services are sold on a standalone basis.We also bundle our hardware products and services together and sell them to our customers in single transactions, where the customer can make payments over a multi-year period. For the the years ended December 31, 2018, 2017 and 2016, the composition of revenue recognized from contracts containing multiple performance obligations and those not containing multiple performance obligations was as follows (dollars in thousands):

	For the Year Ended December 31, 2018
	TASER		Software and Sensors		Total
Contracts with Multiple Performance Obligations	$72,355	28.6%	$159,318	95.4%	$231,673	55.2%
Contracts without Multiple Performance Obligations	180,760	71.4	7,635	4.6	188,395	44.8
Total	$253,115	100.0%	$166,953	100.0%	$420,068	100.0%

	For the Year Ended December 31, 2017 (1)
	TASER		Software and Sensors		Total
Contracts with Multiple Performance Obligations	$53,865	23.0%	$102,529	93.8%	$156,394	45.5%
Contracts without Multiple Performance Obligations	180,647	77.0	6,757	6.2	187,404	54.5
Total	$234,512	100.0%	$109,286	100.0%	$343,798	100.0%

	For the Year Ended December 31, 2016 (1)
	TASER		Software and Sensors		Total
Contracts with Multiple Performance Obligations	$34,558	17.1%	$56,270	85.8%	$90,828	33.9%
Contracts without Multiple Performance Obligations	168,086	82.9	9,331	14.2	177,417	66.1
Total	$202,644	100.0%	$65,601	100.0%	$268,245	100.0%

(1) Amounts for the years ended December 31, 2017 and 2016 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.

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

Performance obligations to deliver products, including CEWs, cameras and related accessories such as cartridges, batteries and docks, are generally satisfied at the point in time we ship the product, as this is when the customer obtains control of the asset under our standard terms and conditions. In certain contracts with non-standard terms and conditions, these performance obligations may not be satisfied until formal customer acceptance occurs. Performance obligations to fulfill service-type extended warranties and provide our SaaS offerings, including Axon Evidence and other cloud services, are generally satisfied over time as the customer receives and consumes the benefits of these services over the stated service period.

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
Circumstances that might indicate long-lived assets might not be recoverable could include, but are not limited to, a change in the product mix, a change in the way products and services are created, produced or delivered, or a significant change in the way our products are branded and marketed. When performing a review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. During the year ended December 31, 2018, we abandoned certain developed technology acquired in a business combination resulting in an impairment charge of $2.0 million. During the year ended December 31, 2017, we abandoned certain developed technology acquired in a business combination resulting in an impairment charge of $1.0 million. The impairment charges were recorded within the Software and Sensors Segment. No impairment losses were recorded during the year ended December 31, 2016.
Income Taxes
We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carry forwards.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. We must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies for each year a tax credit was claimed for federal, Arizona, and California income tax purposes. We determined that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, have established a liability for unrecognized tax benefits of $5.2 million as of December 31, 2018. In addition, we established a $0.1 million liability related to uncertain tax positions for certain federal income tax liabilities, for a total unrecognized tax benefit of $5.3 million. We expect the amount of the unrecognized tax benefit to increase by approximately $1.4 million within the next 12 months. Should the unrecognized tax benefit of $5.3 million be recognized, our effective tax rate would be favorably impacted. Our estimates are based on information available to us at the time we prepare the income tax provision. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting or tax laws in the U.S. and internationally, or changes in other facts or circumstances. In addition, we recognize liabilities for potential tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary, or if the recorded tax liability is greater than our current assessment, we may be required to recognize an income tax benefit, or additional income tax expense, respectively, in our consolidated financial statements.
In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized.
Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of December 31, 2018, we would need to generate approximately $55.1 million of pre-tax income in the U.S. in order to realize the net deferred tax assets for which a benefit has been recorded. This estimate considers the reversal of approximately $14.1 million in gross deferred tax liabilities, $3.5 million tax-effected. We have state net operating losses ("NOLs") of $2.5 million, which produce deferred tax assets of $0.2 million, which expire at various dates between 2029 and 2036. We anticipate our future income to continue to trend upward from our 2018 results, with sufficient pre-tax book income to realize a large portion of our deferred tax assets. However, based on specific income projections for years in which

Arizona R&D tax credits are set to expire, and cumulative losses in certain foreign jurisdictions, a reserve of $7.4 million has been recorded as a valuation allowance against deferred tax assets as of December 31, 2018.
Stock-Based Compensation
We have historically granted stock-based compensation to key employees and non-employee directors as a means of attracting and retaining highly qualified personnel. Stock-based compensation awards primarily consist of service-based RSUs. RSUs are classified as equity and measured at the fair market value of the underlying stock at the grant date. We recognize RSU expense using the straight-line attribution method over the requisite service period. We also issue performance-based RSUs, the vesting of which is contingent upon the achievement of certain performance criteria related to our operating performance, as well as successful and timely development and market acceptance of future product introductions. For performance-based RSUs containing only performance conditions, compensation cost is recognized using the graded attribution model over the explicit or implicit service period. For awards containing multiple service, performance or market conditions, and all conditions must be satisfied prior to vesting, compensation expense is recognized over the requisite service period, which is defined as the longest explicit, implicit or derived service period, based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. For both service-based and performance-based RSUs,we account for forfeitures as they occur as a reduction to stock-based compensation expense and additional paid-in-capital.
For performance-based options, stock-based compensation expense is recognized over the expected performance achievement period of individual performance goals when the achievement of each individual performance goal becomes probable. For performance-based awards with a vesting schedule based entirely on the attainment of both performance and market conditions, stock-based compensation expense is recognized for each pair of performance and market conditions over the longer of the expected achievement period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of achievement. The fair value of such awards is estimated on the grant date using Monte Carlo simulations. Refer to Note 12 of the notes to our consolidated financial statements within this Annual Report on Form 10-K.
We have granted a total of approximately 8.5 million performance-based awards (options and restricted stock units) of which approximately 6.8 million are outstanding as of December 31, 2018, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance. These awards will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of the fair value of stock-based compensation and consequently, the related amount recognized in our statements of operations and comprehensive income.
Contingencies and Accrued Litigation Expense
We are subject to the possibility of various loss contingencies arising in the ordinary course of business, including product-related litigation. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Refer to Note 9 of our consolidated financial statements within this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. At December 31, 2018, we did not have any held-to-maturity investments.
Additionally, we have access to a $50.0 million line of credit borrowing facility which bears interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to EBITDA ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $3.1 million at December 31, 2018. At December 31, 2018, there was no amount outstanding under the line of credit, and the available borrowing under the line of credit was $96.9 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
Exchange Rate Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, in each case compared to the U.S. dollar, related to transactions by our foreign subsidiaries. The majority of our sales to international customers are transacted in U.S. dollars and therefore, are not subject to exchange rate fluctuations on these transactions. However, the cost of our products to our customers increases when the U.S. dollar strengthens against their local currency, and we may have more sales and expenses denominated in foreign currencies in future years which could increase our foreign exchange rate risk. Additionally, intercompany sales to our non-U.S. dollar functional currency international subsidiaries are transacted in U.S. dollars which could increase our foreign exchange rate risk caused by foreign currency transaction gains and losses.
To date, we have not engaged in any currency hedging activities. However, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to the prohibitive economic cost of hedging particular exposures. As such, fluctuations in currency exchange rates could harm our business in the future.

Item 8. Financial Statements and Supplementary Data

AXON ENTERPRISE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$349,462	$75,105
Short-term investments	—	6,862
Accounts and notes receivable, net of allowance of $1,882 and $754 as of December 31, 2018 and 2017, respectively	130,579	56,064
Contract assets, net	13,960	—
Inventory	33,763	45,465
Prepaid expenses and other current assets	30,391	21,696
Total current assets	558,155	205,192
Property and equipment, net	37,893	31,172
Deferred income tax assets, net	19,347	15,755
Intangible assets, net	15,935	18,823
Goodwill	24,981	14,927
Long-term notes receivable, net of current portion	40,230	36,877
Other assets	22,999	15,366
Total assets	$719,540	$338,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,164	$8,592
Accrued liabilities	41,092	23,502
Current portion of deferred revenue	107,016	70,401
Customer deposits	2,702	3,673
Current portion of business acquisition contingent consideration	—	1,693
Other current liabilities	37	89
Total current liabilities	166,011	107,950
Deferred revenue, net of current portion	74,417	54,881
Liability for unrecognized tax benefits	2,849	1,706
Long-term deferred compensation	3,235	3,859
Business acquisition contingent consideration, net of current portion	—	1,048
Other long-term liabilities	5,704	1,224
Total liabilities	252,216	170,668
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 58,810,637 and 52,969,869 shares issued and outstanding as of December 31, 2018 and 2017, respectively	1	1
Additional paid-in capital	453,400	201,672
Treasury stock at cost, 20,220,227 shares as of December 31, 2018 and 2017	(155,947)	(155,947)
Retained earnings	171,383	123,185
Accumulated other comprehensive loss	(1,513)	(1,467)
Total stockholders’ equity	467,324	167,444
Total liabilities and stockholders’ equity	$719,540	$338,112
The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017	2016
Net sales from products	$327,635	$285,859	$238,573
Net sales from services	92,433	57,939	29,672
Net sales	420,068	343,798	268,245
Cost of product sales	139,337	117,997	91,536
Cost of service sales	22,148	18,713	6,173
Cost of sales	161,485	136,710	97,709
Gross margin	258,583	207,088	170,536
Sales, general and administrative	156,886	138,692	108,076
Research and development	76,856	55,373	30,609
Total operating expenses	233,742	194,065	138,685
Income from operations	24,841	13,023	31,851
Interest and other income (expense), net	3,263	2,738	(354)
Income before provision for income taxes	28,104	15,761	31,497
Provision (benefit) for income taxes	(1,101)	10,554	14,200
Net income	$29,205	$5,207	$17,297
Net income per share:
Basic	$0.52	$0.10	$0.33
Diluted	$0.50	$0.10	$0.32
Weighted average shares outstanding:
Basic	56,392	52,726	52,667
Diluted	57,922	53,898	53,536

Net income	$29,205	$5,207	$17,297
Foreign currency translation adjustments	(46)	(2,370)	820
Comprehensive income	$29,159	$2,837	$18,117

The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2015	53,692,192	$1	$178,143	18,432,158	$(122,201)	$83	$100,978	$157,004
Issuance of common stock under employee plans	421,128	—	(1,294)	—	—	—	—	(1,294)
Stock-based compensation	—	—	9,369	—	—	—	—	9,369
Excess tax benefit from stock-based compensation	—	—	1,438	—	—	—	—	1,438
Purchase of treasury stock	(1,788,069)	—	—	1,788,069	(33,746)	—	—	(33,746)
Net income	—	—	—	—	—	—	17,297	17,297
Foreign currency translation adjustments	—	—	—	—	—	820	—	820
Balance, December 31, 2016	52,325,251	1	187,656	20,220,227	(155,947)	903	118,275	150,888
Cumulative effect of applying a change in accounting principle	—	—	475	—	—	—	(297)	178
Issuance of common stock under employee plans	644,618	—	(2,069)	—	—	—	—	(2,069)
Stock-based compensation	—	—	15,610	—	—	—	—	15,610
Net income	—	—	—	—	—	—	5,207	5,207
Foreign currency translation adjustments	—	—	—	—	—	(2,370)	—	(2,370)
Balance, December 31, 2017	52,969,869	1	201,672	20,220,227	(155,947)	(1,467)	123,185	167,444
Cumulative effect of applying a change in accounting principle	—	—	—	—	—	—	18,993	18,993
Issuance of common stock	4,645,000		233,993	—	—	—	—	233,993
Issuance of common stock for business combination (Note 15)	58,843	—	8,226	—	—	—	—	8,226
Issuance of common stock under employee plans	1,136,925	—	(12,370)	—	—	—	—	(12,370)
Stock-based compensation	—	—	21,879	—	—	—	—	21,879
Net income	—	—	—	—	—	—	29,205	29,205
Foreign currency translation adjustments	—	—	—	—	—	(46)	—	(46)
Balance, December 31, 2018	58,810,637	$1	$453,400	20,220,227	$(155,947)	$(1,513)	$171,383	$467,324
The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$29,205	$5,207	$17,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,615	8,041	3,658
Loss on disposal and abandonment of intangible assets	2,117	1,146	21
Purchase accounting adjustments to goodwill	—	(23)	520
Loss (gain) on disposal and impairment of property and equipment, net	303	(28)	42
Bond premium amortization	34	657	1,265
Stock-based compensation	21,879	15,610	9,369
Deferred income taxes	(3,592)	2,830	(5,167)
Unrecognized tax benefits	1,144	(191)	582
Tax benefit from stock-based compensation	—	—	(1,438)
Change in assets and liabilities:
Accounts and notes receivable	(67,643)	(35,305)	(28,438)
Inventory	14,804	(11,746)	(18,668)
Prepaid expenses and other assets	(12,739)	(8,992)	(10,611)
Accounts payable, accrued and other liabilities	13,506	1,530	18,399
Deferred revenue	54,242	39,735	34,304
Net cash provided by operating activities	63,875	18,471	21,135

Cash flows from investing activities:
Purchases of investments	(4,331)	(19,950)	(56,086)
Proceeds from call / maturity of investments	11,158	61,080	64,951
Purchases of property and equipment	(11,139)	(10,419)	(4,957)
Proceeds from disposal of property and equipment	—	24	42
Purchases of intangible assets	(558)	(1,024)	(3,495)
Business acquisitions, net of cash acquired	(4,990)	(10,629)	(3,500)
Net cash provided by (used in) investing activities	(9,860)	19,082	(3,045)

Cash flows from financing activities:
Net proceeds from equity offering	233,993	—	—
Repurchase of common stock	—	—	(33,746)
Proceeds from options exercised	1,757	1,383	478
Income and payroll tax payments for net-settled stock awards	(14,127)	(3,453)	(1,772)
Payment of contingent consideration for business acquisitions	(2,275)	(1,750)	(952)
Excess tax benefit from stock-based compensation	—	—	1,438
Net cash provided by (used in) financing activities	219,348	(3,820)	(34,554)

Effect of exchange rate changes on cash and cash equivalents	(774)	737	906

Net increase (decrease) in cash and cash equivalents	272,589	34,470	(15,558)
Cash and cash equivalents and restricted cash, beginning of year	78,438	43,968	59,526
Cash and cash equivalents and restricted cash, end of year	$351,027	$78,438	$43,968
The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies
Axon Enterprise, Inc. (“Axon”, the “Company”, "we", or "us") is a market-leading provider of law enforcement technology solutions. Our core mission is to protect life. We fulfill that mission through developing hardware and software products that advance the long term objectives of a) obsoleting the bullet, b) reducing social conflict, and c) enabling a fair and effective justice system.
The accompanying consolidated financial statements include the accounts of Axon Enterprise, Inc. and our wholly owned subsidiaries. All material intercompany accounts, transactions, and profits have been eliminated.
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
Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments include cash, money market funds, certificates of deposit, state and municipal obligations and corporate bonds. We place our cash and cash equivalents with high quality financial institutions. Although we deposit our cash with multiple financial institutions, our deposits regularly exceed federally insured limits.
Cash and cash equivalents include funds on hand and highly liquid investments purchased with initial maturity of three months or less. Short-term investments include securities with an expected maturity date within one year of the balance sheet date that do not meet the definition of a cash equivalent, and long-term investments are securities with an expected maturity date greater than one year. Based on management’s intent and ability, our investments are classified as held to maturity investments and are recorded at amortized cost. Held-to-maturity investments are reviewed quarterly for impairment to determine if other-than-temporary declines in the fair value have occurred for any individual investment that may affect our intent and ability to hold the investment until recovery. Other-than-temporary declines in the value of held-to-maturity investments are recorded as expense in the period the determination is made.
Inventory
Inventories are stated at the lower of cost and net realizable value. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method and includes allocations of manufacturing labor and overhead. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories, as well as trial and evaluation inventories to their net realizable value. These provisions are based on management’s best estimate after considering historical demand, projected future demand, inventory purchase

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

commitments, industry and market trends and conditions among other factors. We evaluate inventory costs for abnormal costs due to excess production capacity and treat such costs as period costs.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Additions and improvements are capitalized, while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.
Software Development Costs
We expense software development costs, including costs to develop software products or the software component of products and services to be marketed to external users, before technological feasibility of such products is reached. We have determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products are not material.

Software development costs also include costs to develop software programs to be used solely to meet our internal needs and applications. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the intended function. Additionally, we capitalize qualifying costs incurred for upgrades and enhancements to existing software that result in additional functionality. Costs related to preliminary project planning activities, post-implementation activities, maintenance and minor modifications are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life.
We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Valuation of Goodwill, Intangible and Long-lived Assets
We do not amortize goodwill and intangible assets with indefinite useful lives; rather, such assets are required to be tested for impairment at least annually, or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We perform our annual impairment assessment in the fourth quarter of each year. Finite-lived intangible assets and other long-lived assets are amortized over their estimated useful lives. Management evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and intangible assets may warrant revision or that the remaining balance of these assets, including intangible assets with indefinite lives, may not be recoverable.
Circumstances that might indicate long-lived assets might not be recoverable could include, but are not limited to, a change in the product mix, a change in the way products and services are created, produced or delivered, or a significant change in the way our products are branded and marketed. When performing a review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. During the year ended December 31, 2018, we abandoned certain developed technology acquired in a business combination resulting in an impairment charge of $2.0 million which was included in sales, general and administrative expense in the accompanying statement of operations. During the year ended December 31, 2017, we abandoned certain developed technology acquired in a business combination resulting in an impairment charge of $1.0 million which was included in research and development expense in the accompanying statement of operations. The impairment charges were recorded within the Software and Sensors Segment. No impairment losses were recorded during the year ended December 31, 2016.
Customer Deposits

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We require deposits in advance of shipment for certain customer sales orders. Additionally, customers may elect to make deposits with us related to contracts for our products and services that were not executed as of the end of a reporting period. Customer deposits are recorded as a current liability in the accompanying consolidated balance sheets.
Revenue Recognition, Deferred Revenue and Accounts and Notes Receivable
We derive revenue from two primary sources: (1) the sale of physical products, including CEWs, Axon cameras, Axon Signal enabled devices, corresponding hardware extended warranties, and related accessories such as Axon docks, cartridges and batteries, among others, and (2) subscriptions to our Axon Evidence digital evidence management software as a service ("SaaS") (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, we also recognize training, professional services and revenue related to other software and SaaS services. We apply the five-step model outlined in Accounting Standards Codification Topic 606, Revenue from Contracts from Customers ("Topic 606"). For additional discussion of the adoption of Topic 606, see Note 2.

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

Performance obligations to deliver products, including CEWs, cameras and related accessories such as cartridges, batteries and docks, are generally satisfied at the point in time we ship the product, as this is when the customer obtains control of the asset under our standard terms and conditions. In certain contracts with non-standard terms and conditions, these performance obligations may not be satisfied until formal customer acceptance occurs. Performance obligations to fulfill service-type extended warranties and provide our SaaS offerings, including Axon Evidence and other cloud services, are generally satisfied over time as the customer receives and consumes the benefits of these services over the stated service period.

We have elected to recognize shipping costs as an expense in cost of product sales when the control of hardware products or accessories have transferred to the customer.
Sales tax collected on sales is netted against government remittances and thus, recorded on a net basis.
Deferred revenue consists of payments received and amounts invoiced in advance related to products and services for which the criteria for revenue recognition have not yet been met. Deferred revenue that will be recognized during the subsequent twelve month period from the balance sheet date is recorded as current deferred revenue and the remaining portion is recorded as long-term. Generally, customers are billed in annual installments. See Note 2 for further disclosures about our deferred revenue.

AXON ENTERPRISE, INC.
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
Advertising Costs
We expense advertising costs in the period in which they are incurred. We incurred advertising costs of $1.1 million, $0.5 million and $0.4 million in the years ended December 31, 2018, 2017 and 2016, respectively. Advertising costs are included in sales, general and administrative expenses in the accompanying statements of operations.
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
Changes in our estimated warranty reserve were as follows (in thousands):

	2018	2017	2016
Balance, January 1	$644	$780	$314
Utilization of reserve	(458)	(245)	(155)
Warranty expense	712	109	621
Balance, December 31	$898	$644	$780
Research and Development Expenses
We expense as incurred research and development costs that do not meet the qualifications to be capitalized. We incurred research and development expense of $76.9 million, $55.4 million and $30.6 million in 2018, 2017 and 2016, respectively.
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

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Management also assesses whether uncertain tax positions, as filed, could result in the recognition of a liability for possible interest and penalties. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. Refer to Note 10 for additional information regarding the change in unrecognized tax benefits.
Concentration of Credit Risk and Major Customers / Suppliers
Financial instruments that potentially subject us to concentrations of credit risk consist of accounts and notes receivable, contract assets, and cash. Sales are typically made on credit and we generally do not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts, which totaled $1.9 million and $0.8 million as of December 31, 2018 and 2017, respectively. Historically, we have experienced a low level of write-offs related to uncollectible accounts.
We maintain the majority of our cash at four depository institutions. As of December 31, 2018, the aggregate balances in such accounts were $342.3 million. Our balances with these institutions regularly exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for domestic deposits and various deposit insurance programs covering our deposits in Australia, Germany, Finland, the Netherlands, the United Kingdom, and Vietnam. To manage the related credit exposure, management continually monitors the creditworthiness of the financial institutions where we have deposits.
We sell some of our products through a network of unaffiliated distributors. We also sell directly to customers. No customer represented more than 10% of total net sales for the years ended December 31, 2018, 2017 or 2016.
At December 31, 2018, and 2017, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets.
We currently purchase finished circuit boards and injection-molded plastic components from suppliers located in the U.S., Mexico and Taiwan. Although we currently obtain many of these components from single source suppliers, we own the injection molded component tooling used in their production. As a result, management believes it could obtain alternative suppliers in most cases without incurring significant production delays. We also purchase small, machined parts from a vendor in Taiwan, custom cartridge components from a proprietary vendor in the U.S., and electronic components from a variety of international and domestic distributors. We believe that there are readily available alternative suppliers in most cases who could consistently meet our needs for these components. We acquire most of our components on a purchase order basis and do not have any significant long-term contracts with suppliers.
Fair Value of Financial Instruments
We use the fair value framework that prioritizes the inputs to valuation techniques for measuring financial assets and liabilities measured on a recurring basis and for non-financial assets and liabilities when these items are re-measured. Fair value is considered to be the exchange price in an orderly transaction between market participants, to sell an asset or transfer a liability at the measurement date. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

We have cash equivalents and investments, which at December 31, 2018 and 2017, were comprised of money market funds, state and municipal obligations, corporate bonds, and certificates of deposits. See additional disclosure regarding the fair value of our cash equivalents and investments in Note 3. Included in the balance of other assets as of December 31, 2018 and 2017 was $3.6 million and $3.8 million, respectively, related to corporate-owned life insurance policies which are used to fund our deferred compensation plan. We determine the fair value of our insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.
Our financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.
Segment and Geographic Information
Our operations are comprised of two reportable segments: the manufacture and sale of CEWs, batteries, accessories, extended warranties and other products and services (the “TASER” segment); and the development, manufacture and sale of software and sensors, which includes the sale of devices, wearables, applications, cloud and mobile products (collectively, the "Software and Sensors" segment). Reportable segments are determined based on discrete financial information reviewed by our Chief Executive Officer who is our chief operating decision maker ("CODM"). We organize and review operations based on products and services, and currently there are no operating segments that are aggregated. We perform an analysis of our reportable segments at least annually. Additional information related to our business segments is summarized in Note 16.

For the years ended December 31, 2018, 2017 and 2016, net sales by geographic area as well as the percentage relationship to total net sales included in the accompanying statements of operations were as follows (in thousands):

	Year Ended December 31,
	2018		2017 (1)		2016 (1)
United States	$335,310	79.8%	$282,810	82.3%	$218,757	81.6%
Other Countries	84,758	20.2	60,988	17.7	49,488	18.4
Total	$420,068	100.0%	$343,798	100.0%	$268,245	100.0%
(1) Amounts for the years ended December 31, 2017 and 2016 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.

Sales to customers outside of the U.S. are typically denominated in U.S. dollars and are attributed to each country based on the shipping address of the distributor or customer. For the years ended December 31, 2018, 2017 and 2016, no individual country outside the U.S. represented more than 10% of net sales. Substantially all of our assets are located in the U.S.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation
We recognize expense related to stock-based compensation transactions in which we receive services in exchange for equity instruments of the Company. Stock-based compensation expense for RSUs is measured based on the closing fair market value of our common stock on the date of grant. We recognize stock-based compensation expense over the award’s requisite service period on a straight-line basis for time-based RSUs and on a graded basis for RSUs that are contingent on the achievement of performance conditions. We recognize forfeitures as they occur as a reduction to stock-based compensation expense and to additional paid-in-capital.
Historically, we have calculated the fair value of stock options using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including expected volatility, expected life, expected dividends and risk-free interest rates. No stock options were awarded from 2012 to 2017.
On May 24, 2018 (the “Grant Date”), our stockholders approved the Board of Directors’ grant of 6,365,856 stock option awards to Patrick W. Smith, our CEO (the “CEO Performance Award”). The CEO Performance Award consists of 12 vesting tranches with a vesting schedule based entirely on the attainment of both operational goals (performance conditions) and market capitalization goals (market conditions), assuming continued employment either as the CEO or as both Executive Chairman and Chief Product Officer and service through each vesting date. Stock-based compensation expense associated with the CEO Performance Award is recognized over the requisite service period, which is defined as the longer of the expected achievement period for each pair of market capitalization and operational goals, beginning at the point in time when the relevant operational goal is considered probable of being met.
Given the complexity of the award, we utilized Monte Carlo simulations to simulate a range of possible future market capitalizations for the Company over the term of the options. The average of all iterations of the simulation was used as the basis for the valuation and market capitalization goal derived service period for each tranche. Additionally, we applied an illiquidity discount of 9.2% to the valuation because the award specifies a post-exercise holding period of 2.5 years. This discount was estimated using the Finnerty model and reduced by the impact of expected payroll and income taxes due upon exercise of the options, as the related proportion of shares are expected to be sold to satisfy such obligations. Additional assumptions used for the CEO Performance Award and the resulting estimates of weighted-average fair value per share of options granted are as follows:

Volatility	47.71%
Risk-free interest rate	2.98%
Dividend rate	—
Expected life of options	9.76 years
Weighted average grant date fair value of options granted	$38.64

The expected life of the options represents the estimated period of time from grant date until exercise; in this case, exercise is assumed to occur at the full contractual term of ten years from grant and is based on input from the CEO and his historical behavior of not exercising vested options. Expected stock price volatility is based on the average of the 9.76-year historical volatility and the implied volatility on 1,080-day call option for the Company. The risk-free interest rate is based on the implied yield available on United States Treasury bill zero-coupon issuances with an equivalent remaining term to the term of the options. We have not paid dividends in the past and do not plan to pay any dividends in the near future.
Other than the CEO Performance Award, no options were awarded during the year ended December 31, 2018. No options were awarded during the years ended December 31, 2017 or 2016.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income per Common Share
Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted income per share reflects the potential dilution from outstanding stock options and unvested restricted stock units. The calculation of the weighted average number of shares outstanding and earnings per share are as follows (in thousands except per share data):

	For the Year Ended December 31,
	2018	2017	2016
Numerator for basic and diluted earnings per share:
Net income	$29,205	$5,207	$17,297
Denominator:
Weighted average shares outstanding—basic	56,392	52,726	52,667
Dilutive effect of stock-based awards	1,530	1,172	869
Diluted weighted average shares outstanding	57,922	53,898	53,536
Anti-dilutive stock-based awards excluded	6,757	386	443
Net income per common share:
Basic	$0.52	$0.10	$0.33
Diluted	$0.50	$0.10	$0.32
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. We adopted ASU 2016-15 effective January 1, 2018, and the adoption of this ASU did not have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires an entity to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This removes the exception to postpone recognition until the asset has been sold to an outside party. We adopted ASU 2016-16 effective January 1, 2018, and the adoption of this ASU did not have a material impact on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), which amends the existing guidance relating to the treatment of restricted cash and restricted cash equivalents on the statement of cash flows.  We adopted ASU 2016-18 effective January 1, 2018, and retrospectively updated the

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

presentation of our consolidated statements of cash flows to include amounts of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) to provide a more robust framework to use in determining when a set of acquired assets and activities is a business. The amendments in ASU 2017-01 provide a screen to determine when a set of acquired integrated assets and activities is not a business, and if the screen is not met it may result in fewer transactions that qualify as a business combination under ASC Topic 805. We adopted ASU 2017-01 effective January 1, 2018, and the adoption of this ASU did not have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. We adopted ASU 2017-09 effective January 1, 2018, and the adoption of this ASU did not have a material impact on our consolidated financial statements.

In September 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and  aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license).  The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments. We adopted ASU 2018-15 prospectively effective July 1, 2018, and the adoption of this ASU did not have a material impact on our consolidated financial statements.

Effective the first quarter of 2019:
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. In July 2018, the FASB issued additional guidance which provided an additional transition method for adopting the updated guidance.  Under the additional transition method, entities may elect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. We currently plan to adopt this standard using the modified retrospective approach.
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
We are nearing completion of the opening balance sheet adjustment related to ASU 2016-02. We expect adoption of the standard will result in the recognition of ROU assets of approximately $11 million and lease liabilities of approximately $12 million for operating leases as of January 1, 2019, with no impact to retained earnings. Additionally, we anticipate that our accounting for capital leases will remain substantially unchanged.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effective the first quarter of 2020:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 includes an impairment model (known as the current expected credit loss model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The use of forecasted information is intended to incorporate more timely information in the estimate of expected credit loss. Early adoption is permitted.We are currently in the process of evaluating the impact of adoption of ASU 2016-13 on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendments applicable to the disclosures of changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted, and an entity is also permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. As ASU 2018-13 only revises disclosure requirements, it will not have a material impact on our consolidated financial statements.
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
The impact as a result of applying Topic 606 was a net increase to net sales of $5.0 million for the twelve months ended December 31, 2018, and a net decrease to sales, general and administrative expenses of approximately $3.6 million related to the costs of obtaining contracts for the same periods, as compared to what would have been recognized under ASC 605. The impacts to the December 31, 2017 balance sheet of adopting Topic 606 are presented below (in thousands):

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

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Nature of Products and Services
The following table presents our revenues by primary product and service offering (in thousands):

	Year Ended December 31, 2018			Year Ended December 31, 2017 (1)
	TASER	Software and Sensors	Total	TASER	Software and Sensors	Total
TASER 7	$7,358	$—	$7,358	$—	$—	$—
TASER X26P	70,638	—	70,638	64,426	—	64,426
TASER X2	78,837	—	78,837	81,417	—	81,417
TASER Pulse and Bolt	5,182	—	5,182	4,340	—	4,340
Cartridges	68,258	—	68,258	63,203	—	63,203
Axon Body	—	21,883	21,883	—	15,184	15,184
Axon Flex	—	6,509	6,509	—	10,083	10,083
Axon Fleet	—	12,527	12,527	—	2,954	2,954
Axon Dock	—	10,706	10,706	—	9,736	9,736
Axon Evidence and cloud services	—	90,291	90,291	—	57,841	57,841
TASER Cam	—	3,871	3,871	—	3,358	3,358
Extended warranties	15,753	11,860	27,613	12,426	7,110	19,536
Other	7,089	9,306	16,395	8,700	3,020	11,720
Total	$253,115	$166,953	$420,068	$234,512	$109,286	$343,798
(1) Amounts for the year ended December 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers. We generally have an unconditional right to consideration when we invoice our customers and record a receivable. We record a contract asset when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing.
Contract assets generally result from our subscription programs where we satisfy a hardware performance obligation upon shipment to the customer, and the right to the portion of the transaction price allocated to that hardware performance obligation is conditional on our future performance of a SaaS service obligation under the contract. We recognize a portion of the amount allocated to hardware products shipped to the customer as accounts receivable when invoiced to the customer, and record the remaining allocated value as a contract asset as we have generally fulfilled our hardware performance obligation upon shipment. Unbilled accounts receivable expected to be invoiced and collected within twelve months was $17.3 million as of December 31, 2018, and was included in accounts receivable on our consolidated balance sheet.
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

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

recognized on a straight-line basis over the subscription term. Revenue for the rights to future hardware is generally recognized at the point in time the hardware products are shipped to the customer.

Payment terms and conditions vary by contract type and geography, but our standard terms are that payments are due within 30 days from the date of invoice.
The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the year ended December 31, 2018 (in thousands):

December 31, 2018
Contract assets, net	$13,960
Contract liabilities (deferred revenue)	181,433
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	63,475
Contract liabilities (deferred revenue) consisted of the following (in thousands):

	December 31, 2018			December 31, 2017 (1)
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER	$12,797	$16,847	$29,644	$12,501	$18,619	$31,120
Software and Sensors	8,273	6,516	14,789	6,293	4,195	10,488
	21,070	23,363	44,433	18,794	22,814	41,608
Hardware:
TASER	9,355	15,598	24,953	4,164	11,401	15,565
Software and Sensors	20,878	24,685	45,563	16,956	14,781	31,737
	30,233	40,283	70,516	21,120	26,182	47,302
Software and Sensors Services	55,713	10,771	66,484	30,487	5,885	36,372
Total	$107,016	$74,417	$181,433	$70,401	$54,881	$125,282

	December 31, 2018			December 31, 2017 (1)
	Current	Long-Term	Total	Current	Long-Term	Total
TASER	$22,152	$32,445	$54,597	$16,665	$30,020	$46,685
Software and Sensors	84,864	41,972	126,836	53,736	24,861	78,597
Total	$107,016	$74,417	$181,433	$70,401	$54,881	$125,282
(1) Amounts as of December 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
Remaining Performance Obligations
As of December 31, 2018, we had approximately $900 million of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606 as of December 31, 2018. We expect to recognize between 15% - 20% of this balance over the next twelve months, and expect the remainder to be recognized over the following five to seven years, subject to risks related to

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

delayed deployments, budget appropriation or other contract cancellation clauses.
Costs to Obtain a Contract
We recognize an asset for the incremental costs of obtaining a contract with a customer, which consist primarily of sales commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for the underlying performance obligations.
For contract costs related to performance obligations with an amortization period of one year or less, we apply the practical expedient to expense these sales commissions when incurred. These costs are recognized as incurred within sales, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income.
As of December 31, 2018, our assets for costs to obtain contracts were as follows (in thousands):

December 31, 2018
Current deferred commissions (1)	$7,062
Deferred commissions, net of current portion (2)	15,530
$22,592
(1) Current deferred commissions are included within prepaid expenses and other current assets on the accompanying consolidated balance sheet.
(2) Deferred commissions, net of current portion, are included in other assets on the accompanying consolidated balance sheet.
During the year ended December 31, 2018, we recognized $5.3 million of amortization related to deferred commissions. These costs are recorded within sales, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income.
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

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the year ended December 31, 2018, we recorded revenue of $48.2 million, including $1.3 million of interest income, under our TASER 60 plan. For the year ended December 31, 2017, we recorded revenue of $40.7 million including $0.7 million of interest income under our TASER 60 plan. Amounts for the year ended December 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606.
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
3. Cash, Cash Equivalents and Investments
The following tables summarize the Company's cash, cash equivalents, and held-to-maturity investments at December 31, 2018 and December 31, 2017 (in thousands):

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$144,095	$—	$144,095	$144,095	$—

Level 1:
Money market funds	205,367	—	205,367	205,367	—
Total	$349,462	$—	$349,462	$349,462	$—

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$53,459	$—	$53,459	$53,459	$—

Level 1:
Money market funds	20,884	—	20,884	20,884	—
Corporate bonds	6,632	(6)	6,626	—	6,632
Subtotal	27,516	(6)	27,510	20,884	6,632

Level 2:
State and municipal obligations	992	—	992	762	230
Subtotal	992	—	992	762	230
Total	$81,967	$(6)	$81,961	$75,105	$6,862

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Inventory
Inventories are stated at the lower of cost and net realizable value. Cost is determined using the weighted average cost of raw materials which approximates the FIFO method and includes allocations of manufacturing labor and overhead. Included in finished goods at December 31, 2018 and December 31, 2017 was $1.4 million and $1.4 million, respectively, of trial and evaluation hardware units. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventories consisted of the following at December 31 (in thousands):

	2018	2017
Raw materials	$19,670	$20,119
Finished goods	14,093	25,346
Total inventory	$33,763	$45,465
5. Property and Equipment
Property and equipment consisted of the following at December 31 (in thousands):

	Estimated Useful Life	2018	2017
Land	N/A	$2,900	$2,900
Building and leasehold improvements	3-39 years	19,578	18,383
Production equipment	3-7 years	19,817	19,075
Computers, equipment and software	3-5 years	8,392	6,780
Furniture and office equipment	5-7 years	6,529	5,262
Vehicles	5 years	1,385	1,057
Website development costs	3 years	687	687
Capitalized internal-use software development costs	3 years	3,670	3,695
Construction-in-process	N/A	14,820	9,810
Total cost		77,778	67,649
Less: Accumulated depreciation		(39,885)	(36,477)
Property and equipment, net		$37,893	$31,172
Depreciation and amortization expense related to property and equipment was $4.9 million, $3.4 million and $2.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, of which $1.4 million, $1.1 million and $0.7 million was included in cost of sales for the respective years.
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the year ended December 31, 2018 were as follows (in thousands):

	TASER	Software and Sensors	Total
Balance, January 1, 2018	$1,453	$13,474	$14,927
Goodwill acquired	—	10,285	10,285
Foreign currency translation adjustments	(115)	(116)	(231)
Balance, December 31, 2018	$1,338	$23,643	$24,981

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible assets (other than goodwill) consisted of the following (in thousands):

		December 31, 2018			December 31, 2017
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable (definite-lived) intangible assets:
Domain names	5-10 years	$3,161	$(732)	$2,429	$3,161	$(428)	$2,733
Issued patents	4-15 years	2,940	(1,106)	1,834	2,697	(913)	1,784
Issued trademarks	3-11 years	1,053	(599)	454	860	(397)	463
Customer relationships	4-8 years	3,701	(880)	2,821	1,377	(451)	926
Non-compete agreements	3-4 years	540	(439)	101	556	(346)	210
Developed technology	3-7 years	13,404	(7,081)	6,323	13,469	(3,956)	9,513
Re-acquired distribution rights	2 years	1,928	(1,813)	115	2,133	(711)	1,422
Total amortizable		26,727	(12,650)	14,077	24,253	(7,202)	17,051
Non-amortizable (indefinite-lived) intangible assets:
TASER trademark		900		900	900		900
Patents and trademarks pending		958		958	872		872
Total non-amortizable		1,858		1,858	1,772		1,772
Total intangible assets		$28,585	$(12,650)	$15,935	$26,025	$(7,202)	$18,823
Amortization expense of intangible assets was $5.7 million, $4.7 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Estimated amortization for intangible assets with definitive lives for the next five years ended December 31, and thereafter, is as follows (in thousands):

2019	$3,463
2020	3,294
2021	2,852
2022	1,211
2023	934
Thereafter	2,323
Total	$14,077
7. Other Long-Term Assets
Other long-term assets consisted of the following at December 31 (in thousands):

	2018	2017
Cash surrender value of corporate-owned life insurance policies	$3,596	$3,846
Deferred commissions (1)	15,530	6,803
Restricted cash (2)	661	3,333
Prepaid expenses, deposits and other	3,212	1,384
Total other long-term assets	$22,999	$15,366
(1) Represents assets for the incremental costs of obtaining contracts with customers, which consist primarily of sales commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contracts and

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
(2) As of December 31, 2018, restricted cash primarily consisted of $0.6 million for a performance guarantee related to an international customer sales contract.
8. Accrued Liabilities
Accrued liabilities consisted of the following at December 31 (in thousands):

	2018	2017
Accrued salaries, benefits and bonus	$19,063	$8,957
Accrued professional, consulting and lobbying fees	4,894	3,870
Accrued warranty expense	898	644
Accrued income and other taxes	4,167	2,558
Other accrued expenses	12,070	7,473
Accrued liabilities	$41,092	$23,502
9. Commitments and Contingencies
Operating and capital lease obligations
We have entered into operating leases for various office space, storage facilities and equipment. As of December 31, 2018, our leases are for terms ranging from less than one year to five years. Our leases generally contain multi-year renewal options and escalation clauses. Rent expense under all operating leases, including both cancelable and non-cancelable leases, was $4.2 million, $2.9 million and $1.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Future minimum lease payments under non-cancelable leases at December 31, 2018, are as follows (in thousands):

	Operating	Capital
2019	$3,670	$40
2020	3,572	36
2021	2,961	—
2022	2,001	—
2023	573	—
Thereafter	—	—
Total minimum lease payments	$12,777	76
Less: Amount representing interest		(6)
Capital lease obligation		$70

Land Lease Purchase Agreement

On December 13, 2018, we entered into a Purchase and Sale Agreement ("PSA") to purchase a leasehold interest to a parcel of land located in Maricopa County, Arizona for a period of 84 years, on which we intend to construct our

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

new headquarters. The purchase price of the land lease was $13.1 million. It is also contemplated that we will prepay the rent under the lease in the amount of $10.9 million. The PSA includes a due diligence period, during which we may terminate and forfeit our initial deposit of $0.2 million.

Purchase commitments
We routinely enter into cancelable and non-cancelable purchase orders with many of our key vendors. Based on the strategic relationships with many of these vendors, our ability to cancel these purchase orders and maintain a favorable relationship would be limited. As of December 31, 2018, we had approximately $66.6 million of open purchase orders.
Litigation
Product Litigation
As a manufacturer of weapons and other law enforcement tools used in high-risk field environments, we are often the subject of products liability litigation concerning the use of our products. We are currently named as a defendant in eight lawsuits on the TASER weapons side of our business, all brought by individuals alleging either wrongful death or personal injury in connection with arrests. While the facts vary from case to case, these product liability claims typically allege defective product design, manufacturing, and/or failure to warn. They seek compensatory and sometimes punitive damages, often in unspecified amounts.
We continue to aggressively defend all product litigation. As a general rule, it is our policy not to settle suspect injury or death cases. Exceptions are sometimes made where the settlement is strategically beneficial to us. Due to the confidential nature of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, we do not identify or comment on specific settlements by case or amount. Based on current information, we do not believe that the outcome of any such legal proceeding will have a material effect on our financial position, results of operations, or cash flows. We are self-insured for the first $5.0 million of any product claim made after 2014. No judgment or settlement has ever exceeded this amount in any products case. We continue to maintain product liability insurance coverage, including an insurance policy fronting arrangement, above our self-insured retention with various limits depending on the policy period.
Other Litigation
We are a defendant in a litigation matter filed by Digital Ally Inc. (“Digital”) in the District of Kansas alleging patent infringement regarding our Axon Signal technology. Digital seeks a judgment of infringement, monetary damages, a permanent injunction, punitive damages and attorneys’ fees and costs. Both fact and expert discovery are now complete. The parties filed motions for summary judgment on January 31, 2019 and briefing is expected to be complete by the end of March 2019. No trial date has yet been set but, if necessary, is expected to occur in Q4 2019 or Q1 2020.
We are vigorously defending this litigation. The case has been substantially narrowed based on (1) the district court’s dismissal of all of Digital’s antitrust claims in January 2017; this ruling was affirmed by the Federal Circuit in May 2018 and the U.S. Supreme Court denied review; (2) the district court’s dismissal of Digital’s ‘292 patent from the litigation with prejudice in March 2018, and Digital’s execution of a covenant not to sue Axon on that patent on existing Axon products; and (3) Digital’s dismissal of certain inconsistent claims in the ‘452 patent, leaving only one independent claim for resolution by the court. We believe the ‘452 patent is both invalid and not infringed, and we do not believe it is probable that we will incur a material loss.
The October 2018 litigation filed by former VIEVU, LLC employee Amani Kiogora in King County, Washington has been dismissed against Axon. Safariland, LLC has accepted the defense and indemnification of VIEVU for any alleged commissions owed.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The April 2016 arbitration claim filed by Antoine di Zazzo, our former distributor in France, was successfully resolved in our favor in December 2018, including an award of fees and costs.
The litigation information in this note is current through the date of these financial statements.

U.S. Federal Trade Commission Investigation
In June 2018 we received a letter from the U.S. Federal Trade Commission (“FTC”) with respect to its non-public investigation into our acquisition of VIEVU, LLC in May 2018.  The FTC requested that we provide certain information and documentation relating to the acquisition. We are cooperating with the investigation.
General
From time to time, we are notified that we may be a party to a lawsuit or that a claim is being made against us. It is our policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on us. After carefully assessing the claim, and assuming we determine that we are not at fault or we disagree with the damages or relief demanded, we vigorously defend any lawsuit filed against us. We record a liability when losses are deemed probable and reasonably estimable. When losses are deemed reasonably possible but not probable, we determine whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim, if material for disclosure. In evaluating matters for accrual and disclosure purposes, we take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of our prevailing, the availability of insurance, and the severity of any potential loss. We reevaluate and update accruals as matters progress over time.
Based on our assessment of outstanding litigation and claims as of December 31, 2018, we have determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.
Off-Balance Sheet Arrangements
Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of our Axon cameras and related technologies. Certain of our letters of credit contracts and surety bonds have stated expiration dates, with others being released as the contractual performance terms are completed. We expect to fulfill all contractual performance obligations related to outstanding guarantees. At December 31, 2018, we had outstanding letters of credit of approximately $3.1 million, which are expected to expire in May 2019 and September 2021. Additionally, we had approximately $14.1 million of outstanding surety bonds at December 31, 2018, with $0.4 million expiring in 2019, $0.7 million expiring in 2020, $2.3 million expiring in 2021, $3.1 million expiring in 2022 and the remaining $7.6 million expiring in 2023.
10. Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent for tax years beginning in 2018 and requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. The Tax Act established certain new provisions which are applicable to us including (1) creating a new provision designed to tax global intangible low-tax income ("GILTI"); (2) establishing a deduction for foreign derived intangible income ("FDII"); (3) repealing the domestic production activity deduction; and (4) establishing new limitations on certain executive compensation.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2017, we recorded additional net tax expense of $7.6 million for the impact of the Tax Act using the current available information and technical guidance on the interpretations of the Tax Act. As permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, we recorded provisional estimates and have subsequently finalized our accounting analysis based on the guidance, interpretations, and data available as of December 31, 2018. We recorded additional tax expense of $0.3 million during the three months ended December 31, 2018 upon finalization of our accounting analysis.
Income before income taxes included the following components for the years ended December 31 (in thousands):

	2018	2017	2016
United States	$25,751	$14,978	$38,414
Foreign	2,353	783	(6,917)
Total	$28,104	$15,761	$31,497
Significant components of the provision for income taxes are as follows for the years ended December 31 (in thousands):

	2018	2017	2016
Current:
Federal	$4,900	$6,039	$16,346
State	1,377	1,263	1,534
Foreign	228	656	1,050
Total current	6,505	7,958	18,930
Deferred:
Federal	(8,382)	4,539	(4,145)
State	(364)	(1,631)	(977)
Foreign	(3)	(78)	(45)
Total deferred	(8,749)	2,830	(5,167)
Tax impact of unrecorded tax benefits liability	1,143	(234)	437
Provision for income taxes (Income tax benefit)	$(1,101)	$10,554	$14,200

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of our effective income tax rate to the federal statutory rate follows for the years ended December 31 (in thousands):

	2018	2017	2016
Federal income tax at the statutory rate	$5,902	$5,518	$11,024
State income taxes, net of federal benefit	(215)	339	889
Difference between statutory and foreign tax rates	7	(560)	1,521
Permanent differences (1)	725	300	(457)
Executive compensation limitation	1,167	—	—
Research and development	(6,908)	(2,380)	(1,928)
Return to provision adjustment	1,780	23	327
Change in liability for unrecognized tax benefits	1,768	7	700
Excess stock-based compensation benefit (2)	(8,907)	(1,819)	(77)
Change in valuation allowance	1,984	1,949	1,779
Tax effects of intercompany transactions	1,004	(277)	630
Adjustments to deferred tax assets, net resulting from enactment of new tax law(3)	—	7,601	—
Other	592	(147)	(208)
Provision for income taxes (Income tax benefit)	$(1,101)	$10,554	$14,200
Effective tax rate	(3.9)%	66.9%	45.1%

(1)
Permanent differences include certain expenses that are not deductible for tax purposes including meals and entertainment, certain transaction costs, lobbying fees, and unfavorable income as a result of GILTI offset by favorable items including the domestic production activities deduction, for tax years 2017 and 2016, and a deduction for FDII for 2018.

(2)
For the years ended December 31, 2018 and 2017, the provision for income taxes included $8.9 million and $1.8 million, respectively, of benefits resulting from excess stock-based compensation that were recorded as a decrease in the provision for income taxes. For the year ended December 31, 2016, we included $1.4 million of benefits resulting from excess stock-based compensation that were recorded as increases to additional paid-in capital in the consolidated statement of changes in stockholders' equity.

(3)
The adjustment to deferred tax assets of $7.6 million was a result of the impact of changes in the U.S. federal effective tax rate, as well as a reduction of the stock-based compensation deferred tax asset due to expected permanent limitations on its deductibility for certain key executives under the Tax Act.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant components of our deferred income tax assets and liabilities are as follows at December 31 (in thousands):

	2018	2017
Deferred income tax assets:
Net operating loss carryforward	$2,347	$3,691
Deferred revenue	13,304	9,442
Deferred compensation	858	1,109
Inventory reserve	1,294	702
Non-qualified and non-employee stock option expense	3,758	3,704
Capitalized research and development	—	485
Amortization	412	—
Research and development tax credit carryforward	5,193	3,817
Reserves, accruals, and other	3,094	1,921
Total deferred income tax assets	30,260	24,871
Deferred income tax liabilities:
Depreciation	(2,195)	(2,027)
Amortization	(57)	(1,398)
Other	(1,232)	(256)
Total deferred income tax liabilities	(3,484)	(3,681)
Net deferred income tax assets before valuation allowance	26,776	21,190
Valuation allowance	(7,429)	(5,435)
Net deferred income tax assets	$19,347	$15,755
We have $2.5 million of state net operating losses (“NOLs”) which expire at various dates between 2029 and 2036. We also have a federal NOL of $1.5 million which expires in 2036, and is subject to limitation under Internal Revenue Code (“IRC”) Section 382. We have $0.1 million of federal R&D credits, which expire in 2024 and 2027, and are also subject to limitation under IRC Section 382. We have $9.7 million of Arizona R&D credits carrying forward, which expire at various dates between 2019 and 2033. In the U.K., Canada, and Germany, we have $8.9 million, $1.4 million, and $0.1 million of NOLs, respectively, which expire at various dates or may be carried forward indefinitely.
In preparing our consolidated financial statements, management has assessed the likelihood that deferred income tax assets will be realized from future taxable income. In evaluating the ability to recover its deferred income tax assets, management considers all available evidence, positive and negative, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred income tax assets will not be realized. Management exercises significant judgment in determining our provisions for income taxes, our deferred income tax assets and liabilities, and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred income tax assets.
As of December 31, 2018, we continue to demonstrate positive income in the U.S. federal and state tax jurisdictions; however, we have Arizona R&D tax credits expiring unutilized each year. Therefore, management has concluded that it is more likely than not that our Arizona R&D deferred tax asset will not be realized.
As of December 31, 2018, we have cumulative pre-tax losses in Australia, the U.K., and Canada, which limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded for these jurisdictions. The amount of the deferred tax asset considered

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

realizable; however, could be adjusted in future periods if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.
We consider the undistributed earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside of the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. We project that our foreign earnings will be utilized offshore for working capital and future foreign growth. The determination of the unrecognized deferred tax liability on those undistributed earnings is not practicable due to our legal entity structure and the complexity of U.S. and local country tax laws. If we decide to repatriate the undistributed foreign earnings, we will need to recognize the income tax effects in the period we change our assertion on indefinite reinvestment.
We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal, Arizona, and California income tax purposes. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $5.2 million as of December 31, 2018. In addition, management accrued approximately $0.1 million for estimated uncertain tax positions related to certain federal income tax liabilities. Should the unrecognized tax benefit of $5.3 million be recognized, our effective tax rate would be favorably impacted.
The following table presents a roll forward of our liability for unrecognized tax benefits, exclusive of accrued interest, as of December 31 (in thousands):

	2018	2017	2016
Balance, beginning of period	$4,243	$4,050	$3,396
Increase in previous year tax positions	213	379	206
Increase in current year tax positions	1,982	587	448
Decrease due to lapse of statutes of limitations	(380)	(773)	—
Balance, end of period	$6,058	$4,243	$4,050
Federal income tax returns for 2015 through 2017 remain open to examination by the U.S. Internal Revenue Service (the “IRS”), while state and local income tax returns for 2014 through 2017 also generally remain open to examination by state taxing authorities. The 2004 through 2013 income tax returns are only open to the extent that net operating loss or other tax attributes carrying forward from those years were utilized in 2014 through 2017. The foreign tax returns for 2014 through 2017 also generally remain open to examination. Our U.S. federal income tax return for fiscal year 2016 is currently under audit by the Internal Revenue Service.
We recognize interest and penalties related to unrecognized tax benefits within the provision (benefit) for income tax expense line in the accompanying consolidated statements of operations and comprehensive income. As of December 31, 2018 and 2017, we had accrued interest of $0.1 million.
11. Line of Credit
We have a $100.0 million unsecured revolving line of credit with a domestic bank, of which $10.0 million is available for letters of credit. The credit agreement matures on December 31, 2021 and has an accordion feature which allows for an increase in the total line of credit up to $100.0 million, subject to certain conditions, including the availability of additional bank commitments.
At December 31, 2018 and 2017, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of December 31, 2018, we had letters of credit outstanding of approximately $3.1 million under the facility and available borrowing of $96.9 million. Advances under the line of credit bear interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.

We are required to comply with a maximum funded debt to EBITDA ratio of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At December 31, 2018, our funded debt to EBITDA ratio was 0.001 to 1.00.
12. Stockholders’ Equity
Common Stock and Preferred Stock
We have authorized the issuance of two classes of stock designated as “common stock” and “preferred stock,” each having a par value of $0.00001 per share. We are authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
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
CEO Performance Award
On May 24, 2018, our stockholders approved the CEO Performance Award of 6,365,856 stock option awards. The CEO Performance Award consists of 12 vesting tranches with a vesting schedule based entirely on the attainment of both operational goals (performance conditions) and market capitalization goals (market conditions), assuming continued employment either as the CEO or as both Executive Chairman and Chief Product Officer and service through each vesting date. Each of the 12 vesting tranches of the CEO Performance Award have a 10-year contractual term and will vest upon certification by the Compensation Committee of the Board of Directors that both (i) the market capitalization goal for such tranche, which begins at $2.5 billion for the first tranche and increases by increments of $1.0 billion thereafter, and (ii) any one of the following eight operational goals focused on revenue or eight operational goals focused on Adjusted EBITDA have been met for the previous four consecutive fiscal quarters. Adjusted EBITDA for purposes of the CEO Performance Award ("Adjusted EBITDA (CEO Performance Award)") is defined as net income (loss) attributable to common stockholders before interest expense, investment interest income, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense.

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
As of December 31, 2018, the following operational goals were considered probable of achievement:

•	Total revenue of $710.1 million; and

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	Adjusted EBITDA (CEO Performance Award) of $125.0 million.
Stock-based compensation expense associated with the CEO Performance Award is recognized over the longer of the expected achievement period for each pair of market capitalization and operational goals, beginning at the point in time when the relevant operational goal is considered probable of being met. The probability of meeting an operational goal and the expected achievement point in time for meeting a probable operational goal are based on a subjective assessment of our forward-looking financial projections, taking into consideration statistical analysis. Even though no tranches of the CEO Performance Award vest unless a market capitalization and a matching operational goal are both achieved, stock-based compensation expense is recognized when an operational goal is considered probable of achievement regardless of whether a market capitalization goal is actually achieved. Additionally, stock-based compensation represents a non-cash expense and is recorded in sales, general, and administrative operating expense on our consolidated statements of operations and comprehensive income.
The first two market capitalization goals have been achieved as of December 31, 2018. However, none of the stock options granted under the CEO Performance Award have vested thus far as the operational goals have not yet been achieved as of December 31, 2018. As there are two operational goals considered probable of achievement, we recorded stock-based compensation expense of $3.3 million related to the CEO Performance Award from the Grant Date through December 31, 2018. The number of stock options that would vest related to the two tranches is approximately 1.1 million shares.
As of December 31, 2018, we had $42.0 million of total unrecognized stock-based compensation expense for the operational goals that were considered probable of achievement, which will be recognized over a weighted-average period of 7.2 years. As of December 31, 2018, we had unrecognized stock-based compensation expense of $200.7 million for the operational goals that were considered not probable of achievement.
Stock-based Compensation Plans
We have historically utilized stock-based compensation, consisting of RSUs and stock options, for key employees and non-employee directors as a means of attracting and retaining quality personnel. Service-based grants generally have a vesting period of 3 to 5 years and a contractual maturity of ten years. Performance-based grants generally have vesting periods ranging from 1 to 5 years and a contractual maturity of ten years.
On March 29, 2018, our Board of Directors approved the 2018 Stock Incentive Plan (the “2018 Plan"), which was subsequently approved by stockholders at the Annual Meeting of Stockholders on May 24, 2018. Under the 2018 Plan, we reserved for future grants: (i) 1.0 million shares of common stock, plus (ii) the number of shares of common stock that were authorized but unissued under our 2016 Stock Incentive Plan (the “2016 Plan”) and all prior Company equity plans as of the effective date of the 2018 Plan, and (iii) the number of shares of stock that have been granted under the prior plans that either terminate, expire or lapse for any reason after the effective date of the 2016 Plan. As of December 31, 2018, approximately 1.7 million shares remain available for future grants. Shares issued upon exercise of stock awards from these plans have historically been issued from our authorized unissued shares.
Performance-based stock awards
We have issued performance-based stock options and performance-based RSUs, the vesting of which is generally contingent upon the achievement of certain performance criteria related to our operating performance, as well as successful and timely development and market acceptance of future product introductions. In addition, certain of the performance RSUs have additional service requirements subsequent to the achievement of the performance criteria. Compensation expense is recognized over the requisite service period, which is defined as the longest explicit, implicit or derived service period based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Units
The following table summarizes RSU activity for the years ended December 31 (number of units and aggregate intrinsic value in thousands):

	2018		2017		2016
	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value
Units outstanding, beginning of year	2,348	$23.47	1,330	$20.40	1,139	$19.30
Granted	381	46.06	1,731	24.59	718	19.75
Released	(772)	23.85	(519)	18.85	(414)	15.91
Forfeited	(302)	24.73	(194)	24.61	(113)	21.65
Units outstanding, end of year	1,655	28.34	2,348	23.47	1,330	20.40
Aggregate intrinsic value at year end	$72,406
Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $43.75 per share at December 31, 2018, multiplied by the number of RSUs. The fair value as of the respective vesting dates of RSUs that vested during the year ended December 31, 2018 was $36.6 million. Certain RSUs that vested in 2018 were net-share settled, such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld during 2018 were 0.2 million and had a value of approximately $7.8 million on their respective vesting dates as determined by the closing stock price of our stock. Payments for the employees’ tax obligations are reflected as a financing activity within the statement of cash flows. These net-share settlements had the effect of share repurchases by us as they reduced the amount of shares that would have otherwise been issued as a result of the vesting.
In 2018, 2017 and 2016, we granted approximately 94,000, 353,000 and 79,000 performance-based RSUs, respectively (included in the table above). Certain of the performance-based RSUs outstanding as of December 31, 2018 can vest with a range of shares earned being between 0% and 200% of the targeted shares granted, depending on the final achievement of pre-determined performance criteria as of the vesting date. As of December 31, 2018, the performance criteria had been met for approximately 4,000 of the 0.4 million performance-based RSUs outstanding. We recognized $4.8 million, $2.5 million and $2.1 million of compensation expense related to performance-based RSUs during the years ended December 2018, 2017 and 2016, respectively.
As of December 31, 2018, there was $35.9 million in unrecognized compensation costs related to RSUs under our stock plans. We expect to recognize the cost related to the RSUs over a weighted average period of 2.26 years.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Activity
The following table summarizes stock option activity for the years ended December 31 (number of options in thousands):

	2018		2017		2016
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	804	$4.99	1,008	$5.40	1,103	$5.37
Granted	6,366	28.58	—	—	—	—
Exercised	(664)	5.09	(198)	6.99	(95)	5.02
Expired / terminated	(48)	4.55	(6)	8.32	—	—
Options outstanding, end of year	6,458	28.24	804	4.99	1,008	5.40
Options exercisable, end of year	92	4.45	775	5.00	977	5.42
6.4 million stock options were granted in 2018 and none were granted in 2017 or 2016. The total intrinsic value of options exercised was $28.5 million, $3.2 million and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. The intrinsic value for options exercised was calculated as the difference between the exercise price of the underlying stock option awards and the market price of our common stock on the date of exercise.

Of the total stock options exercised during the year ended December 31, 2018, 0.3 million were exercised and the shares then sold by our CEO in connection with our follow-on offering. The CEO surrendered already owned shares to cover the exercise price of the option exercises. The option exercises were net-share settled such that we withheld shares with value equivalent to the CEO’s minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld for tax purposes and surrendered to cover the option exercises were 0.1 million and 29,854, respectively, and had a value of $6.2 million and $1.6 million, respectively, on the exercise date as determined by the closing stock price on that day. Payments for the employee's tax obligations are reflected as a financing activity within the statement of cash flows. We recorded a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.
The following table summarizes information about stock options that were fully vested or expected to vest as of December 31, 2018 (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$4.20 - $6.30	92	$4.45	1.54	92	$4.45	1.54
The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2018 was $3.6 million and $3.6 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock of $43.75 on December 31, 2018.
At December 31, 2018, we had 6,365,856 unvested options outstanding with a weighted average exercise price of $28.58 per share, weighted average grant-date fair value of $38.64 per share and weighted average remaining contractual life of 9.8 years. The aggregate intrinsic value of unvested options at December 31, 2018 was $96.6 million.
We granted approximately 1.0 million performance-based stock options (included in the table above) from 2008 through 2011. As of December 31, 2018, approximately 0.1 million performance-based stock options are outstanding

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and exercisable. The aggregate grant-date fair value of the 0.1 million performance-based stock options vested as of December 31, 2018 was approximately $3.6 million.
Stock-based Compensation Expense
We account for stock-based compensation using the fair-value method. Reported stock-based compensation was classified as follows for the years ended December 31 (in thousands):

	2018	2017	2016
Cost of product and service sales	$511	$508	$342
Sales, general and administrative expenses	12,710	9,047	5,707
Research and development expenses	8,658	6,055	3,320
Total stock-based compensation expense	$21,879	$15,610	$9,369
Income tax benefit	$4,049	$5,791	$3,526
Stock Repurchase
In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. During the year ended December 31, 2016, we purchased, under a Rule 10b5-1 plan, approximately 1.8 million common shares for a total cost of approximately $33.7 million, or a weighted average cost of $18.90 per share. As of December 31, 2018 and 2017, $16.3 million remained available under the plan for future purchases. We suspended our 10b5-1 plan during 2016, and any future purchases will be discretionary.
Stock Incentive Plan

In February 2019, our shareholders approved a new stock incentive plan (the “2019 Plan”) authorizing an additional 6.0 million shares, plus remaining available shares under prior plans, for issuance under the new plan.
eXponential Stock Performance Plan
On February 12, 2019 , our shareholders approved the 2019 Plan, which was adopted by the Board of Directors to reserve a sufficient number of shares to facilitate our eXponential Stock Performance Plan (“XSPP”) and grants of eXponential Stock Units (“XSUs”) under the plan. Pursuant to the XSPP, all eligible full-time U.S. employees were granted an award of 60 XSUs in January 2019, and certain employees had the opportunity to elect to receive a percentage of the value of their target compensation over the next nine years (2019-2027) in the form of additional XSUs. For employees who elected to receive XSUs, the XSU grants were made as an up front, lump sum grant in January 2019, and are intended to replace that portion of the target compensation they elected to receive in the form of XSUs for the next nine years. Accordingly, their go forward target compensation will be reduced until 2027 by the amount of such compensation that the employees elected to receive in the form of the January 2019 XSU grants. A total of approximately 5.1 million XSUs were granted in January 2019.
The XSUs are grants of restricted stock units, each with a term of approximately nine years, that vest in 12 equal tranches. Each of the 12 tranches will vest upon certification by the Compensation Committee of the Board of Directors that both (i) the market capitalization goal for such tranche, which begins at $2.5 billion for the first tranche and increases by increments of $1.0 billion thereafter, and (ii) any one of eight operational goals focused on revenue or eight operational goals focused on Adjusted EBITDA have been met for the previous four consecutive fiscal quarters.

The XSPP contains an anti-dilution provision, which is used to calculate a maximum number of shares outstanding for purposes of determining achievement of the market capitalization goals whereby the maximum number of shares used to calculate the market capitalization goal is calculated by organically growing the current number of shares outstanding by 3% per year (the "XSU Maximum"). Any shares of Stock issued to Patrick W. Smith upon the

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

exercise of the stock options granted to Mr. Smith under the CEO Performance Award shall increase the XSU Maximum. The XSU Maximum shall also be adjusted for acquisitions, spin-offs or other changes in the number of outstanding shares of common stock, if such changes have a corresponding adjustment on the market capitalization goals.

The market capitalization and operational goals are identical to the CEO Performance Award, except for the number of shares that are used to calculate the market capitalization goals if shares outstanding exceed the XSU Maximum. Additionally, because the grant date is different than that of the CEO Performance Award, the measurement period for market capitalization is not identical.
13. Related Party Transactions
We subscribe to a mobile collaboration software suite from Quip, a company that was co-founded and managed by Bret Taylor, a member of our Board of Directors. In April 2016, Quip was acquired by Salesforce, and subsequent to the acquisition, we continue to consider Quip a related party. In November 2017, Mr. Taylor was appointed to President and Chief Product Officer of Salesforce. We now consider the consolidated Salesforce entity to be a related party. The cost to subscribe to various cloud-based hosting arrangements from Salesforce and Quip was $1.8 million, $1.2 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amounts owed as of December 31, 2018 and 2017 were negligible.
14. Employee Benefit Plans
We have a defined contribution profit sharing 401(k) plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation.
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
Contributions to the plans are made by both the employee and us. Our contributions are based on the level of employee contributions and are immediately vested. Our matching contributions to the 401(k) plan for the years ended December 31, 2018, 2017 and 2016, were approximately $3.2 million, $2.5 million and $1.6 million, respectively. Future matching or profit sharing contributions to the plans are at our sole discretion.
15. Business Acquisitions
Dextro, Inc.
On February 8, 2017, we acquired all of the outstanding common stock of Dextro for a total purchase price of $7.5 million. Dextro's technology provides one of the first computer-vision and deep learning systems to make the visual contents in video searchable in real time. This technology will allow law enforcement agencies and departments

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to quickly isolate and analyze critical seconds of footage from massive amounts of video data. The technology acquired, along with the Dextro employees that joined Axon, were key additions to the Axon Artificial Intelligence team.
The purchase price of $7.5 million consisted primarily of cash, net of cash acquired, and contingent consideration of $1.0 million representing potential earn-outs to former stockholders based on predetermined future metrics. As of December 31, 2018, 0.6 million was earned and paid relative to the former stockholder earn-out provisions. We also agreed to additional earn-out provisions to former Dextro employees totaling approximately $1.4 million based, in part, on predetermined future metrics. The additional earn-outs were not included as part of the purchase price and are being expensed as compensation for the employees in the period earned.
The major classes of assets and liabilities to which we allocated the purchase price were as follows (in thousands):

Accounts receivable	$12
Property and equipment	46
Developed technology	5,800
Goodwill	2,703
Deferred income tax liabilities, net	(1,074)
Total purchase price	$7,487
We assigned the goodwill to the Software and Sensors segment. Identifiable definite-lived intangible assets were assigned a total weighted average amortization period of 3.4 years. Dextro has been included in our consolidated results of operations subsequent to the acquisition date. Pro forma results of operations for Dextro have not been presented because they are not material to the consolidated results of operations. In connection with the acquisition, we incurred and expensed costs of approximately $0.2 million, which included legal, accounting and other third-party expenses related to the transaction.
Breon Enterprises
On July 1, 2017, we acquired certain tangible and intangible assets from Breon, which was our distributor in the Australia region. This transaction, which was accounted for as a business combination under ASC 805, is intended to expand our growth across Australia and surrounding regions by growing our in-country sales and support team.
The purchase price of $4.2 million was paid in full in July 2017. As of the acquisition date, we had a $2.2 million pre-existing accounts receivable balance from Breon for our sales of goods and services to Breon prior to the acquisition date. This receivable balance was cash settled in full separately from the business combination at its book value, which was considered to be the fair value due to the short-term nature of the receivable.
The major classes of assets to which we allocated the purchase price were as follows (in thousands):

Re-acquired distribution rights	$2,100
Customer relationships	400
Goodwill	1,650
Total purchase price	$4,150
We assigned $0.8 million of the goodwill to each of the TASER and Software and Sensors segments. The assignment of goodwill was based on our estimate of how the acquired assets would contribute cash flows to us over time. Identifiable definite-lived intangible assets were assigned a total weighted average amortization period of 2.1 years. Breon has been included in our consolidated results of operations subsequent to the acquisition date. Pro forma results of operations for Breon have not been presented because they are not material to the consolidated results of operations. Costs related to the acquisition were expensed as incurred and were considered insignificant.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

VIEVU
On May 3, 2018, we acquired all of the outstanding ownership interests of VIEVU, a public safety camera and cloud-based evidence management system provider for law enforcement agencies.
The estimated purchase price of $17.6 million consisted of $5.0 million in cash, net of cash acquired of $0.1 million, and $2.4 million, or 58,843 shares, of our common stock issued to VIEVU’s parent company, Safariland, LLC (“Safariland”). Additionally, the purchase price consisted of contingent consideration of up to $6.0 million, or 141,226 additional shares of common stock, if certain conditions relating to retention of certain VIEVU customers are met as of the first and second anniversaries of the acquisition date. The fair value of the contingent consideration as of the acquisition date was $5.8 million. The purchase price also included the fair value of a long-term Product Development and Supplier Agreement (the “Supply Agreement”) with Safariland, pursuant to which Safariland will be our preferred provider of holsters for our CEW products. The estimated fair value of the Supply Agreement as of the acquisition date was $4.5 million, a portion of which was recorded within accrued liabilities and the remaining portion recorded within other long-term liabilities.
Pursuant to ASC 805, the acquisition of VIEVU has been accounted for as a business combination, under the acquisition method of accounting, which resulted in acquired assets and assumed liabilities being measured at their estimated fair values as of the acquisition date. As of the acquisition date, goodwill was measured as the excess of consideration transferred, which is also generally measured at fair value, over the net acquisition date fair values of the assets acquired and liabilities assumed. Goodwill includes the value of intangible assets that do not qualify for separate recognition as well as strategic benefits we expect to realize from the acquisition. $5.2 million of the acquired goodwill is expected to be deductible for tax purposes.
The major classes of assets and liabilities to which we have allocated the purchase price were as follows (in thousands):

Accounts receivable	$1,776
Inventory	2,626
Prepaid expenses and other assets	362
Property and equipment	459
Contract assets	1,472
Intangible assets	4,510
Goodwill	10,285
Accounts payable and accrued liabilities	(3,345)
Deferred revenue	(543)
Total purchase price	$17,602
We have assigned the goodwill to the Software and Sensors segment. Identifiable definite-lived intangible assets were assigned a total weighted average amortization period of 5.1 years. VIEVU has been included in our consolidated results of operations subsequent to the acquisition date. Revenue included in our consolidated financial statements from the acquisition date through December 31, 2018 was $6.7 million. Direct costs incurred by the VIEVU legal entity and costs attributable to legacy VIEVU employees were approximately $16.9 million through December 31, 2018.
The following unaudited pro forma financial information presents the combined results of operations for the years ending December 31, 2018, and 2017, respectively, as though the VIEVU acquisition that occurred during the reporting period had occurred as of January 1, 2017. The unaudited pro forma results include certain adjustments, which are primarily comprised of the change in amortization of intangible assets established in purchase accounting compared to VIEVU's legacy intangible assets, and reclassifying the expense recorded during the three months ended June 30, 2018 related to assumed purchase commitments to the pro forma 2017 results. In addition, we have made pro forma adjustments in 2018 to exclude nonrecurring transaction costs directly attributable to the acquisition.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

These unaudited pro forma results of operations are presented for informational purposes only as required by U.S. GAAP, and do not include any anticipated cost savings or other effects of future integration efforts associated with the Company's acquisition strategy to secure major city customer relationships. As such, they may not be indicative of the results we would have achieved if the acquisition had taken place on January 1, 2017, nor are they indicative of future results of operations (in thousands, except per share amounts):

	For the Years Ended December 31,
	2018	2017
Net sales	$423,890	$352,985
Net income (loss)	$27,035	$(2,145)
Net income (loss) per share:
Basic	$0.49	$(0.04)
Diluted	$0.47	$(0.04)
In connection with the acquisition, we incurred and expensed costs of approximately $0.8 million, which included legal, accounting and other third-party expenses related to the transaction. Subsequent to the acquisition date, we recorded expenses of $1.2 million related to purchase commitments assumed in the VIEVU business combination that exceeded estimated future demand.
16. Segment Data
Our operations are comprised of two reportable segments: the manufacture and sale of CEWs, batteries, accessories, extended warranties and other products and services (the “TASER” segment); and the development, manufacture, and sale of software and sensors, which includes the sale of devices, wearables, applications, cloud and mobile products (collectively, the “Software and Sensors” segment). Within the Software and Sensors segment, we specify sales of products and services. Revenue from our “products” in the Software and Sensors segment are generally from sales of sensors, including on-officer body cameras, Axon Fleet cameras, other hardware sensors, warranties on sensors,and other products, and is sometimes referred to as "Sensors and Other revenue." Revenue from our “services” in the Software and Sensors segment comprise sales related to the Axon Cloud, which includes Axon Evidence, cloud-based evidence management software revenue, other recurring cloud-hosted software revenue and related professional services, and is sometimes referred to as "Axon Cloud revenue." Within the Software and Sensors segment, we include only revenues and costs attributable to that segment which costs include: costs of sales for both products and services, direct labor, selling expenses for the sales team, product management and R&D for products included, or to be included, within the Software and Sensors segment. All other costs are included in the TASER segment. Our Chief Executive Officer, who is the CODM, is not provided asset information by segment, and therefore, no asset information is provided.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information relative to our reportable segments was as follows (in thousands):

	For the year ended December 31, 2018
	TASER	Software and Sensors	Total
Net sales from products	$253,115	$74,520	$327,635
Net sales from services	—	92,433	92,433
Net sales	253,115	166,953	420,068
Cost of product sales	80,354	58,983	139,337
Cost of service sales	—	22,148	22,148
Cost of sales	80,354	81,131	161,485
Gross margin	172,761	85,822	258,583
Sales, general and administrative	90,910	65,976	156,886
Research and development	17,012	59,844	76,856
Income (loss) from operations	$64,839	$(39,998)	$24,841

	For the year ended December 31, 2017
	TASER	Software and Sensors	Total
Net sales from products (1)	$234,512	$51,347	$285,859
Net sales from services (1)	—	57,939	57,939
Net sales (1)	234,512	109,286	343,798
Cost of product sales	72,054	45,943	117,997
Cost of service sales	—	18,713	18,713
Cost of sales	72,054	64,656	136,710
Gross margin	162,458	44,630	207,088
Sales, general and administrative (1)	78,202	60,490	138,692
Research and development	8,377	46,996	55,373
Income (loss) from operations	$75,879	$(62,856)	$13,023

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the year ended December 31, 2016
	TASER	Software and Sensors	Total
Net sales from products (1)	$202,644	$35,929	$238,573
Net sales from services (1)	—	29,672	29,672
Net sales (1)	202,644	65,601	268,245
Cost of product sales	61,930	29,606	91,536
Cost of service sales	—	6,173	6,173
Cost of sales	61,930	35,779	97,709
Gross margin	140,714	29,822	170,536
Sales, general and administrative (1)	63,617	44,459	108,076
Research and development	5,887	24,722	30,609
Income (loss) from operations	$71,210	$(39,359)	$31,851
(1) Amounts for the years ended December 31, 2017 and 2016 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
17. Selected Quarterly Financial Data (unaudited)
Selected quarterly financial data for years ended December 31, 2018 and 2017 follows (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018 (1)
Net sales	$101,215	$99,226	$104,836	$114,791
Gross margin	64,461	63,143	65,633	65,346
Net income	12,926	8,485	5,711	2,083
Earnings per share (2):
Basic	$0.24	$0.15	$0.10	$0.04
Diluted	$0.24	$0.15	$0.10	$0.03

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Net sales (3)	$79,242	$79,643	$90,262	$94,651
Gross margin	48,670	45,637	49,765	63,016
Net income (loss) (3)	4,580	2,276	422	(2,071)
Earnings (loss) per share (2) (3):
Basic	$0.09	$0.04	$0.01	$(0.04)
Diluted	$0.09	$0.04	$0.01	$(0.04)
(1) Results of operations for the three months ended December 31, 2018 included out of period adjustments related to prior quarterly periods in 2018 and 2017. The aggregate out of period adjustment was approximately $1.8 million, reflecting a $0.9 million decrease to net sales, a $1.3 million increase to sales, general and administrative expense, and a $0.4 million decrease to provision for income taxes. Based on our quantitative and qualitative analysis, we do not

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consider the out of period impact to be material to our financial position or results of operations for any prior periods or for the quarter or year ended December 31, 2018.
(2) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.
(3) Amounts for 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
18. Supplemental Disclosure to Cash Flows
Supplemental non-cash and other cash flow information were as follows as of and for the years ended December 31 (in thousands):

	2018	2017	2016
Supplemental disclosures:
Cash and cash equivalents	$349,462	$75,105	$40,651
Restricted cash	$1,565	$3,333	$3,317
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$351,027	$78,438	$43,968

Cash paid for income taxes, net of refunds	$10,609	$11,487	$14,048

Non-cash transactions:
Contingent consideration related to business combinations	$—	$1,007	$3,325
Property and equipment purchases in accounts payable	501	133	82
Non-cash purchase consideration related to business combinations	12,508	—	—
Purchase of assets under capital lease obligations	—	—	134

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Axon Enterprise, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Axon Enterprise, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2019 expressed an unqualified opinion.
Change in accounting principle
As discussed in Note 2 to the consolidated financial statements, in the first quarter of 2018, the Company changed its method of accounting for revenue due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.
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
February 27, 2019

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
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2018 our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Grant Thornton LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of VIEVU, which we acquired in May 2018 as discussed in Note 15 to our consolidated financial statements. We have included the financial results of VIEVU in the consolidated financial statements from the date of acquisition. Total revenue excluded from our assessment of internal control over financial reporting represented approximately 2% of our consolidated total revenue in 2018. Total VIEVU assets excluded from our assessment of internal control over financial reporting represented approximately 3% of our consolidated total assets as of December 31, 2018.
Remediation of Prior Period Material Weakness

Management previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as well as in our Quarterly Reports on Form 10-Q for each interim period in fiscal 2018, a material weakness in our internal control over financial reporting. Specifically, during the fourth quarter of 2017, management identified a material weakness related to account reconciliations and monitoring over our U.K. subsidiary, Axon Public Safety U.K. Ltd. ("APS UK"), which resulted from a breakdown in the operation of identified preventative and detective controls which led to us not initially recording some transactions correctly during 2016 and the interim periods in 2017.

To remediate the material weakness described above, management implemented a plan to design new controls and enhance the design of existing controls and procedures. Specifically:

•
on June 1, 2018, management completed the migration of APS UK onto the same ERP and global set of controls as other locations, which subjects APS UK activity to those processes and controls by the same corporate accounting team in Scottsdale, Arizona that perform the accounting activities for other locations; and

•	management transitioned all accounting reconciliation and review procedures and controls to the corporate accounting team.
Changes in Internal Control over Financial Reporting
Except as noted above, there was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Axon Enterprise, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Axon Enterprise, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 27, 2019 expressed an unqualified opinion on those financial statements.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of VIEVU, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 3 percent and 2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018. As indicated in Management’s Report, VIEVU was acquired during 2018. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of VIEVU.

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

/s/ GRANT THORNTON LLP

Phoenix, Arizona
February 27, 2019

Item 9B. Other Information
None.
PART III

Item 10.     Directors, Executive Officers and Corporate Governance
The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”), which proxy statement we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.
Item 11. Executive Compensation
The information required to be disclosed by this item is incorporated herein by reference to our 2019 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
A description of our equity compensation plans approved by our stockholders is included in Note 12 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The following table provides details of our equity compensation plans at December 31, 2018:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b) (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	8,138,060	$28.24	1,721,538
Equity compensation plans not approved by security holders	—		—
Total	8,138,060	$—	1,721,538

(1)
The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs which have no exercise price.

All other information required to be disclosed by this item is incorporated herein by reference to our 2019 Proxy Statement.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required to be disclosed by this item is incorporated herein by reference to our 2019 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required to be disclosed by this item is incorporated herein by reference to our 2019 Proxy Statement.

PART IV

Item 15.        Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.	Consolidated financial statements: All consolidated financial statements as set forth under Part II, Item 8 of this report.

2.	Supplementary Financial Statement Schedules: Schedule II — Valuation and Qualifying Accounts
Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2018	$729	$1,189	$—	$(36)	$1,882
Year ended December 31, 2017	443	592	—	(306)	729
Year ended December 31, 2016	322	205	—	(84)	443
3. Exhibits:

Exhibit Number	Description
3.1
Complete copy of the Certificate of Incorporation, as amended consisting of (i) Certificate of Incorporation filed January 5, 2001, (ii) Certificate of Amendment filed April 20, 2001, (iii) Certificate of Amendment filed December 31, 2004, and (iv) Certificate of Amendment filed April 4, 2017 (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q, filed May 10, 2018)

3.2**	Bylaws, as amended, consisting of Bylaws adopted January 6, 2001, amended April 10, 2001, January 17, 2016, April 5, 2017, and December 13, 2018.
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))
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

10.3*	2001 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))
10.4*	2004 Outside Director Stock Option Plan, as amended (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.5*	2009 Stock Incentive Plan (incorporated by reference to Appendix A to 2009 Proxy Statement, filed April 15, 2009)
10.6*	2013 Stock Incentive Plan (incorporated by reference to Appendix of 2013 Proxy Statement, filed on April 3, 2013)

Exhibit Number	Description
10.7*	TASER International, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on July 12, 2013)
10.8*	2016 Stock Incentive Plan (incorporated by reference to Annex B of 2016 Proxy Statement, filed on April 15, 2016)
10.9*	Executive Employment Agreement with Jawad A. Ahsan, dated March 20, 2017
10.10*	Executive Employment Agreement with Patrick W. Smith, dated December 1, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed December 4, 2017)
10.11*	Executive Employment Agreement with Luke S. Larson, dated December 1, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed December 4, 2017)
10.12*	Executive Employment Agreement with Douglas E. Klint, dated December 1, 2017 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed December 4, 2017)
10.13*	Executive Employment Agreement with Joshua M. Isner, dated December 1, 2017 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed December 4, 2017)
10.14*	Axon Enterprise, Inc. 2018 Stock Incentive Plan (incorporated by reference to Annex B of the Company's definitive Proxy Statement on Schedule 14A filed on April 13, 2018)
10.15*	CEO Performance Award (incorporated by reference to Annex A of the Company's definitive Proxy Statement on Schedule 14A filed on April 13, 2018)
10.16**^	Purchase and Sale Agreement between Axon Enterprise Holding Company and Apex Park at Pima, L.L.C.*
10.17
Amended and Restated Credit Agreement dated December 31, 2018 between the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 7, 2019)

10.18*	Axon Enterprise, Inc. 2019 Stock Incentive Plan (incorporated by reference to Annex A of the Company's definitive Proxy Statement on Schedule 14A filed on December 31, 2018)
10.19*
Axon Enterprise, Inc. 2019 Stock Incentive Plan Exponential Stock Unit Grant Notice (incorporated by reference to Annex B of the Company’s definitive Proxy Statement on Schedule 14A filed on December 31, 2018)

21.1**	List of Subsidiaries
23.1**	Consent of Grant Thornton, LLP, independent registered public accounting firm
24.1**	Powers of attorney (see signature page)
31.1**	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2**	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32***	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*    Management contract or compensatory plan or arrangement
**    Filed herewith
***    Furnished herewith

^	Confidential treatment was requested with respect to omitted portions of this Exhibit, which portions have been filed separately with the U.S. Securities and Exchange Commission.
Item 16.        Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	February 27, 2019
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer, Director
(Principal Executive Officer)

Date:	February 27, 2019	By:	/s/ JAWAD A. AHSAN
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

Signature	Title	Date

Chief Executive Officer, Director
/s/ PATRICK W. SMITH	(Principal Executive Officer)	February 27, 2019
Patrick W. Smith

Chief Financial Officer
/s/ JAWAD A. AHSAN	(Principal Financial and Accounting Officer)	February 27, 2019
Jawad A. Ahsan

/s/ MICHAEL GARNREITER	Director	February 27, 2019
Michael Garnreiter

/s/ HADI PARTOVI	Director	February 27, 2019
Hadi Partovi

/s/ MARK W. KROLL	Director	February 27, 2019
Mark W. Kroll

/s/ RICHARD H. CARMONA	Director	February 27, 2019
Richard H. Carmona

/s/ BRET S. TAYLOR	Director	February 27, 2019
Bret S. Taylor

/s/ MATTHEW R. MCBRADY	Director	February 27, 2019
Matthew R. McBrady

/s/ JULIE A. CULLIVAN	Director	February 27, 2019
Julie A. Cullivan