Form 10-Q
period 2019-03-31
AXON ENTERPRISE, INC.
filed 2019-05-10
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 Par Value	AAXN	The Nasdaq Global Select Market
The number of shares of the registrant’s common stock outstanding as of April 30, 2019 was 59,127,439.

AXON ENTERPRISE, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

Special Note Regarding Forward-Looking Statements

This Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions and strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed products and services and related development efforts and activities; expectations about the market for our current and future products and services; the impact of pending litigation; our outlook for 2019 with respect to revenue and income tax rate; trends relating to subscription plan programs and revenues; our anticipation that contracts with governmental customers will be fulfilled; expected trends, including the benefits of, research and development expense; the sufficiency of our liquidity and financial resources; that we may repurchase our common stock; expectations about customer behavior; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s strategies, goals and objectives and other similar expressions; as well as the ultimate resolution of financial statement items requiring critical accounting estimates, including those set forth in our Form 10-K for the year ended December 31, 2018. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. However, not all forward-looking statements contain these identifying words.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. The following important factors could cause actual results to differ materially from those in the forward-looking statements: customer purchase behavior, including adoption of our software as a service delivery model; delayed cash collections and possible credit losses due to our subscription model; exposure to international operational risks; changes in the costs of product components and labor; defects in our products; the impact of product mix on projected gross margins; our ability to manage our supply chain and avoid production delays, shortages, and impacts to expected gross margins; our ability to design, introduce and sell new products or features; our ability to defend against litigation and protect our intellectual property, and the resulting costs of this activity; our exposure to cancellations of government contracts due to appropriation clauses, exercise of a cancellation clause, or non-exercise of contractually optional periods; loss of customer data, a breach of security or an extended outage, including our reliance on third party cloud-based storage providers; negative media publicity regarding our products; changes in government regulations in the U.S. and in foreign markets, especially related to the classification of our product by the United States Bureau of Alcohol, Tobacco, Firearms and Explosives and to evolving regulations surrounding privacy and data protection; our ability to integrate acquired businesses; our ability to attract and retain key personnel; and counter-party risks relating to cash balances held in excess of FDIC insurance limits. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. The Annual Report on Form 10-K that we filed with the SEC on February 27, 2019 listed various important factors that could cause actual results to differ materially from expected and historical results. These factors are intended as cautionary statements for investors within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Readers can find them under the heading “Risk Factors” in the Report on Form 10-K and in this Report on Form 10-Q, and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AXON ENTERPRISE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$223,642	$349,462
Short-term investments	105,312	—
Accounts and notes receivable, net of allowance of $2,355 and $1,882 as of March 31, 2019 and December 31, 2018, respectively	149,096	130,579
Contract assets, net	17,945	13,960
Inventory	37,587	33,763
Prepaid expenses and other current assets	33,340	30,391
Total current assets	566,922	558,155
Property and equipment, net of accumulated depreciation of $41,707 and $39,885 as of March 31, 2019 and December 31, 2018, respectively	41,347	37,893
Deferred income tax assets, net	18,770	19,347
Intangible assets, net	15,067	15,935
Goodwill	25,017	24,981
Long-term notes receivable, net of current portion	36,316	40,230
Other assets	35,756	22,999
Total assets	$739,195	$719,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,865	$15,164
Accrued liabilities	36,348	41,092
Current portion of deferred revenue	110,063	107,016
Customer deposits	3,604	2,702
Other current liabilities	3,914	37
Total current liabilities	163,794	166,011
Deferred revenue, net of current portion	74,784	74,417
Liability for unrecognized tax benefits	3,156	2,849
Long-term deferred compensation	3,675	3,235
Other long-term liabilities	13,247	5,704
Total liabilities	258,656	252,216
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 59,109,286 and 58,810,637 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	460,146	453,400
Treasury stock at cost, 20,220,227 shares as of March 31, 2019 and December 31, 2018	(155,947)	(155,947)
Retained earnings	177,802	171,383
Accumulated other comprehensive loss	(1,463)	(1,513)
Total stockholders’ equity	480,539	467,324
Total liabilities and stockholders’ equity	$739,195	$719,540
The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Net sales from products	$88,089	$80,974
Net sales from services	27,721	20,241
Net sales	115,810	101,215
Cost of product sales	39,600	32,434
Cost of service sales	7,293	4,320
Cost of sales	46,893	36,754
Gross margin	68,917	64,461
Operating expenses:
Sales, general and administrative	42,892	35,759
Research and development	23,354	15,119
Total operating expenses	66,246	50,878
Income from operations	2,671	13,583
Interest and other income, net	2,313	1,263
Income before provision for income taxes	4,984	14,846
Provision for (benefit from) income taxes	(1,435)	1,920
Net income	$6,419	$12,926
Net income per common and common equivalent shares:
Basic	$0.11	$0.24
Diluted	$0.11	$0.24
Weighted average number of common and common equivalent shares outstanding:
Basic	58,914	53,119
Diluted	59,751	54,532

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$6,419	$12,926
Foreign currency translation adjustments	50	(707)
Comprehensive income	$6,469	$12,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2017	52,969,869	$1	$201,672	20,220,227	$(155,947)	$123,185	$(1,467)	$167,444
Cumulative effect of applying a change in accounting principle	—	—	—	—	—	18,994	—	18,994
Issuance of common stock under employee plans	337,214	—	(3,421)	—	—	—	—	(3,421)
Stock-based compensation	—	—	4,093	—	—	—	—	4,093
Net income	—	—	—	—	—	12,926	—	12,926
Foreign currency translation adjustments	—	—	—	—	—	—	(707)	(707)
Balance, March 31, 2018	53,307,083	$1	$202,344	20,220,227	$(155,947)	$155,105	$(2,174)	$199,329

Balance, December 31, 2018	58,810,637	$1	$453,400	20,220,227	$(155,947)	$171,383	$(1,513)	$467,324
Issuance of common stock under employee plans	298,649	—	(1,159)	—	—	—	—	(1,159)
Stock-based compensation	—	—	7,905	—	—	—	—	7,905
Net income	—	—	—	—	—	6,419	—	6,419
Foreign currency translation adjustments	—	—	—	—	—	—	50	50
Balance, March 31, 2019	59,109,286	$1	$460,146	20,220,227	$(155,947)	$177,802	$(1,463)	$480,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$6,419	$12,926
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,800	2,411
Loss on disposal and impairment of property and equipment, net	242	34
Loss on disposal and abandonment of intangible assets	18	—
Stock-based compensation	7,905	4,093
Deferred income taxes	577	1,514
Unrecognized tax benefits	307	104
Other noncash, net	896	22
Change in assets and liabilities:
Accounts and notes receivable and contract assets	(21,994)	(17,060)
Inventory	(3,936)	2,408
Prepaid expenses and other assets	(3,152)	(1,702)
Accounts payable, accrued and other liabilities	(7,284)	6,740
Deferred revenue	3,232	6,554
Net cash provided by (used in) operating activities	(13,970)	18,044
Cash flows from investing activities:
Purchases of investments	(105,322)	(802)
Proceeds from maturity/call of investments	—	3,167
Purchases of property and equipment	(5,271)	(1,063)
Purchases of intangible assets	(162)	(34)
Net cash provided by (used in) investing activities	(110,755)	1,268
Cash flows from financing activities:
Proceeds from options exercised	100	356
Income and payroll tax payments for net-settled stock awards	(1,259)	(3,777)
Net cash used in financing activities	(1,159)	(3,421)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	67	469
Net increase (decrease) in cash, cash equivalents and restricted cash	(125,817)	16,360
Cash, cash equivalents and restricted cash, beginning of period	351,027	78,438
Cash, cash equivalents and restricted cash, end of period	$225,210	$94,798

Supplemental disclosures:
Cash and cash equivalents	$223,642	$92,330
Restricted cash (Note 1)	1,568	2,468
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$225,210	$94,798

Cash paid for income taxes, net of refunds	$758	$63

Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$328	$136
The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies
Axon Enterprise, Inc. (“Axon,” the “Company,” "we," or "us") is a market-leading provider of law enforcement technology solutions. Our core mission is to protect life. We fulfill that mission through developing hardware and software products that advance the long term objectives of a) obsoleting the bullet, b) reducing social conflict, and c) enabling a fair and effective justice system.

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
Basis of Presentation and Use of Estimates
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2018, as filed on Form 10-K, with the exception of our adoption of certain accounting pronouncements which we describe below. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

•	product warranty reserves,

•	inventory valuation,

•	revenue recognition,

•	valuation of goodwill, intangible and long-lived assets,

•	recognition, measurement and valuation of current and deferred income taxes,

•	stock-based compensation,

•	recognition and measurement of lease liabilities,

•	recognition and measurement of contingencies and accrued litigation expense, and

•	fair values of identified tangible and intangible assets acquired and liabilities assumed in business combinations.
Actual results could differ materially from those estimates.
Segment Information
Our operations are comprised of two reportable segments: the manufacture and sale of conducted electrical weapons ("CEWs"), batteries, accessories, extended warranties and other products and services (the “TASER” segment); and the development, manufacture, and sale of software and sensors, which includes the sale of devices, wearables, applications, cloud and mobile products (collectively, the “Software and Sensors” segment). Revenue from our “products” in the Software and Sensors segment are generally from sales of sensors, including on-officer body cameras, Axon Fleet cameras, other hardware sensors, warranties on sensors, and other products, and is sometimes referred to as "Sensors and Other revenue." Revenue from our “services” in the Software and Sensors segment comprise sales related to the Axon Cloud, which includes Axon Evidence, cloud-based evidence management software revenue, other recurring cloud-hosted software revenue and related professional services, and is sometimes referred to as "Axon Cloud revenue." Within the Software and Sensors segment, we include only revenues and costs attributable to that segment, which costs include: costs of sales for both products and services, direct labor, product management and research and development ("R&D") for products included, or to be included, within the Software and Sensors segment. All other costs are included in the TASER segment.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our Chief Executive Officer, who is the Chief Operating Decision Maker (the “CODM”), is not provided asset information or sales, general, and administrative expense by segment. Reportable segments are determined based on discrete financial information reviewed by the CODM. We organize and review operations based on products and services. We perform an analysis of our reportable segments on at least an annual basis. Additional information related to our business segments is summarized in Note 15.
Geographic Information and Major Customers
For the three months ended March 31, 2019 and 2018, no individual country outside the U.S. represented more than 10% of total net sales. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of our customers.
For the three months ended March 31, 2019 and 2018, no customer represented more than 10% of total net sales. At March 31, 2019 and December 31, 2018, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets.
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
The calculation of the weighted average number of shares outstanding and earnings per share are as follows (in thousands except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator for basic and diluted earnings per share:
Net income	$6,419	$12,926
Denominator:
Weighted average shares outstanding	58,914	53,119
Dilutive effect of stock-based awards	837	1,413
Diluted weighted average shares outstanding	59,751	54,532
Anti-dilutive stock-based awards excluded	12,125	404
Net income per common share:
Basic	$0.11	$0.24
Diluted	$0.11	$0.24
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

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in our estimated product warranty liabilities were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$898	$644
Utilization of accrual	(123)	(93)
Warranty expense	252	8
Balance, end of period	$1,027	$559
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

We have cash equivalents and investments, which at March 31, 2019 and December 31, 2018 were comprised of money market funds and, at March 31, 2019, also included corporate bonds. See additional disclosure regarding the fair value of our cash equivalents and investments in Note 3. Included in the balance of other assets as of March 31, 2019 and December 31, 2018 was $3.9 million and $3.6 million, respectively, related to corporate-owned life insurance policies which are used to fund our deferred compensation plan. We determine the fair value of insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.
Our financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their carrying values approximate their fair values on the accompanying condensed consolidated balance sheets.

Restricted Cash

Restricted cash balances as of March 31, 2019 and December 31, 2018 included $0.9 million of sales proceeds related to long-term contracts with customers, which were included in prepaid expenses and other current assets on our condensed consolidated balance sheets. The proceeds are held in escrow until certain billing milestones are achieved, and then specified amounts are transferred to our operating accounts. Restricted cash balances as of March 31, 2019 and December 31, 2018 also included $0.7 million related to a performance guarantee for an international customer sales contract, which were included in other assets on our accompanying condensed consolidated balance sheets.
Valuation of Goodwill, Intangibles and Long-lived Assets
We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets, excluding goodwill and intangible assets with indefinite useful lives, may warrant revision or that the remaining balance of these assets may not be recoverable. Such circumstances could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

products are branded and marketed. In performing the review for recoverability, we estimate the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows.
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
Recently Issued Accounting Guidance

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. In July 2018, the FASB issued additional guidance which provided an additional transition method for adopting the updated guidance.  Most prominent among the changes in the standard is the requirement for lessees to recognize ROU assets and lease liabilities for those leases that were classified as operating leases under previous U.S. GAAP. On January 1, 2019, we adopted Topic 842 by applying the non-comparative modified retrospective method of adoption. Under this method, financial information related to periods prior to adoption will be as originally reported under the then-current standard (Topic 840, Leases).

Results for reporting periods beginning on or after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted, and continue to be reported in accordance with our historic accounting under Topic 840. We elected to apply the package of practical expedients to not reassess whether a contract is or contains a lease, lease classification, or initial lease costs for all leases that commenced before the adoption date.

The adoption had a material impact to our condensed consolidated balance sheet. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. There was no other impact from the adoption. The adjustments to the opening balance sheet were as follows (in thousands):

	December 31, 2018	Impact of Adoption of Topic 842 on Opening Balance Sheet	January 1, 2019
	(As reported)		(As adjusted)
Consolidated Balance Sheet Data:
Other assets	$22,999	$12,483	$35,482
Total assets	719,540	12,483	732,023
			—
Accrued liabilities	41,092	(1,138)	39,954
Other current liabilities	37	3,588	3,625
Total current liabilities	166,011	2,450	168,461
Other long-term liabilities	5,704	10,033	15,737
Total liabilities	252,216	12,483	264,699
Total liabilities and stockholders' equity	719,540	12,483	732,023

See Note 11 for further disclosures related to Topic 842.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. We adopted this standard on January 1, 2019 and the adoption had no impact on our condensed consolidated financial statements.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effective the first quarter of 2020:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 includes an impairment model (known as the current expected credit loss model) on financial instruments and other commitments that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The use of forecasted information is intended to incorporate more timely information in the estimate of expected credit loss. This ASU will also require enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as credit quality. We are currently in the process of evaluating the impact of adoption of ASU 2016-13 on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendments apply to the disclosures of changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted, and an entity is also permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. As ASU 2018-13 only revises disclosure requirements, it is not expected to have a material impact on our condensed consolidated financial statements.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
2. Revenues
Nature of Products and Services
The following table presents our revenues by primary product and service offering (in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	TASER	Software and Sensors	Total	TASER	Software and Sensors	Total
TASER 7	$9,954	$—	$9,954	$—	$—	$—
TASER X26P	15,872	—	15,872	16,474	—	16,474
TASER X2	13,085	—	13,085	23,932	—	23,932
TASER Pulse and Bolt	670	—	670	1,346	—	1,346
Single cartridges	19,160	—	19,160	16,114	—	16,114
Axon Body	—	6,445	6,445	—	5,558	5,558
Axon Flex	—	1,224	1,224	—	1,669	1,669
Axon Fleet	—	3,516	3,516	—	2,116	2,116
Axon Dock	—	3,312	3,312	—	3,035	3,035
Axon Evidence and cloud services	36	27,618	27,654	—	20,241	20,241
TASER Cam	—	903	903	—	1,360	1,360
Extended warranties	4,316	4,930	9,246	3,706	2,490	6,196
Other	2,298	2,471	4,769	1,952	1,222	3,174
Total	$65,391	$50,419	$115,810	$63,524	$37,691	$101,215

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended March 31,
	2019		2018
United States	$94,333	81%	$77,950	77%
Other countries	21,477	19	23,265	23
Total	$115,810	100%	$101,215	100%
Contract Balances
The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the three months ended March 31, 2019 (in thousands):

March 31, 2019
Contract assets, net	$18,257
Contract liabilities (deferred revenue)	184,847
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	31,222
Contract liabilities (deferred revenue) consisted of the following (in thousands):

	March 31, 2019			December 31, 2018
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER	$11,821	$15,770	$27,591	$12,797	$16,847	$29,644
Software and Sensors	8,779	6,060	14,839	8,273	6,516	14,789
	20,600	21,830	42,430	21,070	23,363	44,433
Hardware:
TASER	3,845	16,091	19,936	9,355	15,598	24,953
Software and Sensors	31,104	24,023	55,127	20,878	24,685	45,563
	34,949	40,114	75,063	30,233	40,283	70,516
Services:
TASER	75	438	513	—	—	—
Software and Sensors	54,439	12,402	66,841	55,713	10,771	66,484
	54,514	12,840	67,354	55,713	10,771	66,484
Total	$110,063	$74,784	$184,847	$107,016	$74,417	$181,433

	March 31, 2019			December 31, 2018
	Current	Long-Term	Total	Current	Long-Term	Total
TASER	$15,741	$32,299	$48,040	$22,152	$32,445	$54,597
Software and Sensors	94,322	42,485	136,807	84,864	41,972	126,836
Total	$110,063	$74,784	$184,847	$107,016	$74,417	$181,433
Remaining Performance Obligations
As of March 31, 2019, we had approximately $930 million of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606 as of March 31, 2019. We expect to recognize between 15% - 20% of this balance over the next twelve months, and expect the remainder to be recognized over the following five to seven years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Cash, Cash Equivalents and Investments
The following tables summarize our cash, cash equivalents, and held-to-maturity investments at March 31, 2019 and December 31, 2018 (in thousands):

	As of March 31, 2019
	Amortized Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$123,098	$—	$123,098	$123,098	$—

Level 1:
Money market funds	83,449	—	83,449	83,449	—

Level 2:
Corporate bonds	122,407	(56)	122,351	17,095	105,312
Total	$328,954	$(56)	$328,898	$223,642	$105,312

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$144,095	$—	$144,095	$144,095	$—

Level 1:
Money market funds	205,367	—	205,367	205,367	—
Total	$349,462	$—	$349,462	$349,462	$—
We believe unrealized losses on our investments are due to interest rate fluctuations. As these investments are short-term in nature, are expected to be redeemed at par value, and/or because we have the ability and intent to hold these investments to maturity, we do not consider these investments to be other than temporarily impaired as of March 31, 2019.
4. Inventory
Inventories are stated at the lower of cost and net realizable value. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method and includes allocations of manufacturing labor and overhead. Included in finished goods at March 31, 2019 and December 31, 2018 was $1.3 million and $1.4 million, respectively, of trial and evaluation hardware units. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventory consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$20,574	$19,670
Finished goods	17,013	14,093
Total inventory	$37,587	$33,763
5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2019 were as follows (in thousands):

	TASER	Software and Sensors	Total
Balance, beginning of period	$1,338	$23,643	$24,981
Foreign currency translation adjustment	18	18	36
Balance, end of period	$1,356	$23,661	$25,017

Intangible assets (other than goodwill) consisted of the following (in thousands):

		March 31, 2019			December 31, 2018
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable (definite-lived) intangible assets:
Domain names	5-10 years	$3,161	$(808)	$2,353	$3,161	$(732)	$2,429
Issued patents	4-15 years	2,982	(1,158)	1,824	2,940	(1,106)	1,834
Issued trademarks	3-11 years	922	(490)	432	1,053	(599)	454
Customer relationships	4-8 years	3,717	(1,027)	2,690	3,701	(880)	2,821
Non-compete agreements	3-4 years	452	(375)	77	540	(439)	101
Developed technology	3-7 years	10,660	(4,889)	5,771	13,404	(7,081)	6,323
Re-acquired distribution rights	2 years	2,031	(2,031)	—	1,928	(1,813)	115
Total amortizable		23,925	(10,778)	13,147	26,727	(12,650)	14,077
Not amortizable (indefinite-lived) intangible assets:
TASER trademark		900		900	900		900
Patents and trademarks pending		1,020		1,020	958		958
Total not amortizable		1,920		1,920	1,858		1,858
Total intangible assets		$25,845	$(10,778)	$15,067	$28,585	$(12,650)	$15,935
Amortization expense of intangible assets for the three months ended March 31, 2019 and 2018 was $1.0 million and $1.4 million, respectively. Estimated amortization for intangible assets with definite lives for the remaining nine months of 2019, the next five years ended December 31, and thereafter, is as follows (in thousands):

2019 Remaining	$2,501
2020	3,293
2021	2,846
2022	1,244
2023	946
2024	862
Thereafter	1,455
Total	$13,147

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Other Assets
Other assets consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Cash surrender value of corporate-owned life insurance policies	$3,919	$3,596
Deferred commissions (1)	16,141	15,530
Restricted cash	659	661
Operating lease assets	11,659	—
Prepaid expenses, deposits and other	3,378	3,212
Total other long-term assets	$35,756	$22,999
(1) Represents assets for the incremental costs of obtaining contracts with customers, which consist primarily of sales commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contracts and amortized consistent with the recognition timing of the revenue for the underlying performance obligations.
7. Accrued Liabilities
Accrued liabilities consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Accrued salaries, benefits and bonus	$13,993	$19,063
Accrued professional, consulting and lobbying fees	4,476	4,894
Accrued warranty expense	1,027	898
Accrued income and other taxes	4,392	4,167
Other accrued liabilities	12,460	12,070
Accrued liabilities	$36,348	$41,092
8. Income Taxes

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

Deferred Tax Assets
Net deferred income tax assets at March 31, 2019, primarily include R&D tax credits, stock-based compensation expense, deferred revenue, accruals and reserves, and net operating losses, partially offset by accelerated depreciation expense and valuation allowance reserve. Our total net deferred tax assets at March 31, 2019 were $18.8 million.
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
As of March 31, 2019, we continue to demonstrate three-year cumulative pre-tax income in the U.S. federal and state tax jurisdictions; however, we have Arizona R&D Tax Credits expiring unutilized each year. Therefore, management has concluded that it is more likely than not that our Arizona R&D deferred tax asset will not be realized.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2019, we have cumulative pre-tax losses in Australia, the U.K., and Canada, which limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded for these jurisdictions. The amount of the deferred tax asset considered realizable; however, could be adjusted in future periods if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.
We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal, Arizona, and California income tax purposes. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $5.7 million as of March 31, 2019. In addition, management accrued $0.1 million for estimated uncertain tax positions related to certain federal income tax liabilities. Should the unrecognized benefit of $5.7 million be recognized, our effective tax rate would be favorably impacted. Approximately $2.7 million of the unrecognized tax benefit associated with R&D credits has been netted against the R&D deferred tax asset.

Effective Tax Rate
Our overall effective tax rate for the three months ended March 31, 2019, after discrete period adjustments, was (28.8)%. Before discrete adjustments, the tax rate was 21.1%, which is greater than the federal statutory rate, primarily due to state taxes and non-deductible expenses for items such as meals and entertainment, executive compensation limitation under Internal Revenue Code ("IRC") Section 162(m), lobbying fees, and an income inclusion from global intangible low-taxed income ("GILTI"), offset by a reduction for foreign-derived intangible income ("FDII") and R&D tax credits. The effective tax rate was favorably impacted by a $2.7 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs that vested or stock options that were exercised during the three months ended March 31, 2019. This was offset by an unfavorable discrete item of $0.3 million related to the write off of certain deferred tax assets related to future stock compensation vests for certain officers for whom deductibility of compensation is limited by IRC Section 162(m).
9. Stockholders’ Equity
Performance-based stock awards

We have issued performance-based stock options and performance-based RSUs, the vesting of which is generally contingent upon the achievement of certain performance criteria related to our operating performance, as well as successful and timely development and market acceptance of future product introductions. In addition, certain of the performance RSUs have additional service requirements subsequent to the achievement of the performance criteria. Compensation expense is recognized over the requisite service period, which is defined as the longest explicit, implicit or derived service period based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. For awards containing multiple service, performance or market conditions, and all conditions must be satisfied prior to vesting, compensation expense is recognized over the requisite service period, which is defined as the longest explicit, implicit or derived service period, based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. For both service-based and performance-based RSUs, we account for forfeitures as they occur as a reduction to stock-based compensation expense and additional paid-in-capital.

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
(1) In connection with the business acquisition that was completed during the three months ended June 30, 2018, the revenue goals have been adjusted for the acquiree's Target Revenue, as defined in the CEO Performance Award agreement.
As of March 31, 2019, the following operational goals were considered probable of achievement:

•	Total revenue of $710.1 million; and

•	Adjusted EBITDA (CEO Performance Award) of $125.0 million
The first two market capitalization goals have been achieved as of March 31, 2019. However, none of the stock options granted under the CEO Performance Award have vested thus far as the operational goals have not yet been achieved as of March 31, 2019. As there are two operational goals considered probable of achievement, we recorded stock-based compensation expense of $4.7 million related to the CEO Performance Award from the Grant Date through March 31, 2019. The number of stock options that would vest related to the two tranches is approximately 1.1 million shares.
As of March 31, 2019, we had $40.5 million of total unrecognized stock-based compensation expense for the performance goals that were considered probable of achievement, which will be recognized over a weighted-average period of 7.0 years. As of March 31, 2019, we had unrecognized stock-based compensation expense of $200.7 million for the performance goals that were considered not probable of achievement.
eXponential Stock Performance Plan
On February 12, 2019, our shareholders approved the 2019 Stock Incentive Plan (the “2019 Plan”), which was adopted by the Board of Directors to reserve a sufficient number of shares to facilitate our eXponential Stock Performance Plan (“XSPP”) and grants of eXponential Stock Units (“XSUs”) under the plan. Pursuant to the XSPP, all eligible full-time U.S. employees were granted an award of 60 XSUs in January 2019, and certain employees had the opportunity to elect to receive a percentage of the value of their target compensation over the next nine years (2019-2027) in the form of additional XSUs. For employees who elected to receive XSUs, the XSU grants were made as an up front, lump sum grant in January 2019, and are intended to replace that portion of the target compensation they elected to receive in the form of XSUs for the next nine years. Accordingly, their go forward target compensation will be reduced until 2027 by the amount of such compensation that the employees elected to receive in the form of the January 2019 XSU grants. A total of approximately 5.2 million XSUs were granted in the three months ended March 31, 2019.
The XSUs are grants of restricted stock units, each with a term of approximately nine years, that vest in 12 equal tranches. Each of the 12 tranches will vest upon certification by the Compensation Committee of the Board of Directors that both (i) the market capitalization goal for such tranche, which begins at $2.5 billion for the first tranche and increases by increments of $1.0 billion thereafter, and (ii) any one of eight operational goals focused on revenue or eight operational goals focused on Adjusted EBITDA (CEO Performance Award) have been met for the previous four consecutive fiscal quarters.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The XSPP contains an anti-dilution provision, which is used to calculate a maximum number of shares outstanding for purposes of determining achievement of the market capitalization goals whereby the maximum number of shares used to calculate the market capitalization goal is calculated by organically growing the current number of shares outstanding by 3% per year (the "XSU Maximum"). Any shares of Stock issued to Patrick W. Smith upon the exercise of the stock options granted to Mr. Smith under the CEO Performance Award shall increase the XSU Maximum. The XSU Maximum shall also be adjusted for acquisitions, spin-offs or other changes in the number of outstanding shares of common stock, if such changes have a corresponding adjustment on the market capitalization goals.

The market capitalization and operational goals are identical to the CEO Performance Award, except for the number of shares that are used to calculate the market capitalization goals if shares outstanding exceed the XSU Maximum. Additionally, because the grant date is different than that of the CEO Performance Award, the measurement period for market capitalization is not identical.
Stock-based compensation expense associated with XSU awards is recognized over the longer of the expected achievement period for each pair of market capitalization and operational goals, beginning at the point in time when the relevant operational goal is considered probable of being met. The market capitalization goal period and the valuation of each tranche are determined using a Monte Carlo simulation which is also is used as the basis for determining the expected achievement period of the market capitalization goal. The probability of meeting an operational goal and the expected achievement point in time for meeting a probable operational goal are based on a subjective assessment of our forward-looking financial projections, taking into consideration statistical analysis. Even though no tranches of the XSU awards vest unless a market capitalization and a matching operational goal are both achieved, stock-based compensation expense is recognized when an operational goal is considered probable of achievement regardless of whether a market capitalization goal is actually achieved.
The first market capitalization goal has been achieved as of March 31, 2019. However, none of the XSU tranches have vested thus far as the operational goals have not yet been achieved as of March 31, 2019. As there are two operational goals considered probable of achievement, we recorded stock-based compensation expense of $0.7 million related to the XSU awards from their respective grant dates through March 31, 2019. The number of XSU awards that would vest related to the two tranches is approximately 0.9 million shares.
As of March 31, 2019, we had $36.8 million of total unrecognized stock-based compensation expense for the performance goals that were considered probable of achievement, which will be recognized over a weighted-average period of 7 years. As of March 31, 2019, we had unrecognized stock-based compensation expense of $137.0 million for the performance goals that were considered not probable of achievement.
Given the complexity of the awards, we utilized Monte Carlo simulations to simulate a range of possible future market capitalizations for the Company over the term of the awards. The average of all iterations of the simulation was used as the basis for the valuation and market capitalization goal derived service period for each tranche. Additionally, we applied an illiquidity discount of between 10.0% and 16.8% to the valuation of XSUs because the awards specify a post-vest holding period of 2.5 years. Certain of the XSU awards specify a post-vest holding period of the longer of 2.5 years or until the next tranche vests. The illiquidity discounts were estimated using the Finnerty model and reduced by the impact of expected payroll and income taxes due upon vesting of the awards, as the related proportion of shares are expected to be sold to satisfy such obligations. We measured the grant date fair value of the XSU awards with the following assumptions: risk-free interest rate of between 2.47% and 2.62%, expected term of approximately 9 years, expected volatility of between 44.96% and 45.47%, and dividend yield of 0.00%.
Restricted Stock Units
The following table summarizes RSU activity for the three months ended March 31, 2019 (number of units and aggregate intrinsic value in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Units outstanding, beginning of year	1,655	$28.34
Granted	5,667	34.32
Released	(290)	20.91
Forfeited	(46)	34.43
Units outstanding, end of period	6,986	33.47	$380,123

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $54.41 per share, multiplied by the number of RSUs outstanding. As of March 31, 2019, there was $84.9 million in unrecognized compensation costs related to RSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 4.59 years. RSUs are released when vesting requirements are met.
During the three months ended March 31, 2019, we granted 5.7 million RSUs, consisting of 0.3 million service-based RSUs and 5.4 million performance-based RSUs, including 5.2 million XSUs. As of March 31, 2019, the performance criteria had been met for approximately five thousand of the 5.7 million performance-based RSUs outstanding. Certain of the performance-based RSUs outstanding as of March 31, 2019 can vest with a range of shares earned being between 0% and 200% of the targeted shares granted, depending on the final achievement of pre-determined performance criteria as of the vesting date. The amount of RSUs included in the table above related to such grants is the target level. The maximum additional number of performance-based RSUs that could be earned is 0.3 million, which are not included in the table above.
Certain RSUs that vested in the three months ended March 31, 2019 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to RSUs were approximately 15 thousand and had a value of $1.3 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.
Stock Option Activity
The following table summarizes stock option activity for the three months ended March 31, 2019 (number of units and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, beginning of year	6,458	$28.24
Granted	—	—
Exercised	(24)	4.20
Expired / terminated	—	—
Options outstanding, end of period	6,434	28.33	8.83	$167,827
Options exercisable, end of period	68	4.54	1.69	3,397
Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock of $54.41 on March 31, 2019. The intrinsic value of options exercised for the three months ended March 31, 2019 and 2018 was $1.0 million and $2.0 million, respectively. As of March 31, 2019, total options outstanding included 6.4 million unvested performance-based stock options. Of this total, 1.1 million options relate to tranches of the CEO Performance Award considered probable of achievement.
Stock-based Compensation Expense
The following table summarizes the composition of stock-based compensation for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of products sold and services delivered	$226	$141
Sales, general and administrative expenses	4,681	2,304
Research and development expenses	2,998	1,648
Total stock-based compensation	$7,905	$4,093

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Incentive Plan

In February 2019, our shareholders approved the 2019 Plan authorizing an additional 6.0 million shares, plus remaining available shares under prior plans, for issuance under the new plan. Combined with the legacy stock incentive plans, there are 2.2 million shares available for grant as of March 31, 2019.
Stock Repurchase Plan
In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. During the three months ended March 31, 2019 and 2018, no common shares were purchased under the program. As of March 31, 2019, $16.3 million remains available under the plan for future purchases. Any future purchases will be discretionary.
10. Line of Credit
We have a $50.0 million unsecured revolving line of credit with a domestic bank, of which $10.0 million is available for letters of credit. The credit agreement matures on December 31, 2021 and has an accordion feature which allows for an increase in the total line of credit up to $100.0 million, subject to certain conditions, including the availability of additional bank commitments.
At March 31, 2019 and December 31, 2018, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of March 31, 2019, we had letters of credit outstanding of approximately $3.1 million under the facility and available borrowing of $46.9 million, excluding amounts available under the accordion feature. Advances under the line of credit bear interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.
We are required to comply with a maximum funded debt to EBITDA ratio of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At March 31, 2019, our funded debt to EBITDA ratio was 0.001 to 1.00.
11. Leases
Lease Obligations
We determine if an arrangement is a lease at inception. Operating lease ROU assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Additionally, we use the portfolio approach in determining the discount rate used to present value lease payments. We give consideration to our line of credit as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates. The ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred.
We have operating and finance leases for office space and certain equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For leases beginning on or after January 1, 2019, we account for lease components separately from non-lease components for all asset classes.
Our leases have remaining terms of less than 1 to 4 years, some of which include one or more options to renew for up to 2 years, and some of which include options to terminate the leases within 1 year. The exercise of lease renewal options is at our sole discretion and such options are included in ROU assets and liabilities for renewal periods that are reasonably certain of exercise. Certain of our lease agreements include stated rental payment escalations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We sublease certain real estate to third parties. Finance leases as of March 31, 2019 were immaterial.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Leases (in thousands)	Classification	March 31, 2019
Assets
Operating lease assets	Other assets	$11,659
Liabilities
Current
Operating	Other current liabilities	$3,877
Noncurrent
Operating	Other long-term liabilities	8,897
Total lease liabilities		$12,774
The components of lease expense were as follows (in thousands):

	Classification	Three Months Ended March 31, 2019
Operating lease expense (1)	Sales, general and administrative expenses (2)	$1,017
Sublease income	Other income	(42)
Net lease expense		$975
(1) Includes short-term leases, which are immaterial.
(2) An immaterial portion of operating lease expense is included within research and development expenses and cost of sales.
Other information related to leases was as follows (in thousands, except lease term and discount rate):

Three Months Ended March 31, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$961
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	84
Weighted average remaining lease term
Operating leases	3.2 years
Weighted average discount rate
Operating leases	3.6%

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows (in thousands):

	Operating	Sublease income	Net
2019 Remaining	$3,419	$(246)	$3,173
2020	4,203	(82)	4,121
2021	3,325	—	3,325
2022	2,449	—	2,449
2023	1,173	—	1,173
2024	—	—	—
Thereafter	—	—	—
Total minimum lease payments	14,569	(328)	14,241
Less: Amount representing interest			(1,467)
Present value of lease payments			$12,774
As of March 31, 2019, we do not have any leases that have not yet commenced other than the land lease purchase agreement described in Note 12.

Disclosures related to periods prior to adoption of Topic 842
Rent expense under all operating leases, including both cancelable and non-cancelable leases, was $4.2 million and $2.9 million for the years ended December 31, 2018 and 2017, respectively.
Future minimum lease payments under non-cancelable leases at December 31, 2018, were as follows (in thousands):

	Operating	Capital
2019	$3,670	$40
2020	3,572	36
2021	2,961	—
2022	2,001	—
2023	573	—
Thereafter	—	—
Total minimum lease payments	$12,777	76
Less: Amount representing interest		(6)
Capital lease obligation		$70
12. Commitments and Contingencies
Land Lease Purchase Agreement

On December 13, 2018, we entered into a Purchase and Sale Agreement ("PSA") to purchase a leasehold interest to a parcel of land located in Maricopa County, Arizona for a period of 84 years, on which we intend to construct our new headquarters. The purchase price of the land lease was $13.1 million. It is also contemplated that we will prepay the rent under the lease in the amount of $10.9 million. The PSA includes a due diligence period, during which we may terminate and forfeit our initial deposit of $0.2 million. On March 4, 2019, we entered into an amendment to the PSA which extended the due diligence period to May 3, 2019. On May 3, 2019, we entered into a second amendment to the PSA which extended the due diligence period to June 28, 2019. The second amendment also revised certain stated approval dates and removed the requirement for an additional deposit originally due at the end of the due diligence period.
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
Other Litigation

We are a defendant in a litigation matter filed by Digital Ally Inc. (“Digital”) in the District of Kansas alleging patent infringement regarding our Axon Signal technology. Digital seeks a judgment of infringement, monetary damages, a permanent injunction, punitive damages and attorneys’ fees and costs. Both fact and expert discovery are complete. The parties filed motions for summary judgment on January 31, 2019 and briefing is now complete. Rulings are not expected before the fourth quarter of 2019. No trial date has been set but, if necessary, is not expected to occur before the first quarter of 2020.

We are vigorously defending this litigation. The case has been substantially narrowed based on (1) the district court’s dismissal of all of Digital’s antitrust claims in January 2017, which ruling was affirmed by the Federal Circuit in May 2018 and the U.S. Supreme Court denied review; (2) the district court’s dismissal of Digital’s ‘292 patent from the litigation with prejudice in March 2018, and Digital’s execution of a covenant not to sue Axon on that patent on existing Axon products; and (3) Digital’s dismissal of certain inconsistent claims in the ‘452 patent, leaving only one independent claim for resolution by the court. We believe the ‘452 patent is both invalid and not infringed, and we do not believe it is probable that we will incur a material loss.

Although we have not yet been served, we are aware that a consumer class action lawsuit previously filed and dismissed in California in 2018 has been refiled in Nevada. The case alleges the TASER Pulse, X2 and X26P CEWs have a faulty safety switch based on Douglas Richey’s Pulse allegedly discharging inside its neoprene case in a jacket pocket without injury. Any such discharge was likely due to static electricity, as disclosed in our consumer warnings. We will vigorously defend this claim and the propriety of any class certification.

U.S. Federal Trade Commission Investigation

In June 2018 we received a letter from the U.S. Federal Trade Commission (“FTC”) with respect to its non-public investigation into our acquisition of VIEVU, LLC in May 2018.  The FTC issued a subpoena for certain information and documentation relating to the acquisition on March 21, 2019. We are cooperating with the investigation.

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
Based on our assessment of outstanding litigation and claims as of March 31, 2019, we have determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.
Off-Balance Sheet Arrangements
Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At March 31, 2019, we had outstanding letters of credit of $3.1 million that are expected to expire in May 2019 and September 2021. Additionally, we had $24.6 million of outstanding surety bonds at March 31, 2019, with $0.4 million expiring in 2019, $0.7 million expiring in 2020, $2.3 million expiring in 2021, $3.2 million expiring in 2022, $7.5 million expiring in 2023 and the remaining $10.5 million expiring in 2024.
13. Related Party Transactions
We subscribe to various cloud-based applications from Salesforce. Bret Taylor, a member of our Board of Directors, serves as President and Chief Product Officer of Salesforce. We incur costs at different times throughout the year, typically in advance of services being provided, and subsequently amortize these costs ratably to expense as services are provided over the contractual term. The cost to subscribe to various cloud-based hosting arrangements from Salesforce and Quip was $0.5 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, $0.1 million was due to Salesforce for such arrangements. Amounts due to Salesforce as of December 31, 2018 were negligible.

14. Employee Benefit Plans
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
Contributions to the plans are made by both the employee and us. Our contributions to the 401(k) plan are based on the level of employee contributions and are immediately vested. Our matching contributions to the 401(k) and non-qualified deferred compensation plan for the three months ended March 31, 2019 and 2018, were $1.4 million and $0.8 million, respectively. Future matching contributions to the plans are at our sole discretion.
15. Segment Data
Our operations are comprised of two reportable segments: the manufacture and sale of CEWs, batteries, accessories, extended warranties and other products and services (the “TASER” segment); and the software and sensors business, which includes the sale of devices, wearables, applications, cloud and mobile products (collectively, the “Software and Sensors” segment). Our Chief Executive Officer, who is the CODM, is not provided asset information or sales, general, and administrative expense by segment.
Information relative to our reportable segments was as follows (in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	TASER	Software and Sensors	Total	TASER	Software and Sensors	Total
Net sales from products	$65,301	$22,788	$88,089	$63,524	$17,450	$80,974
Net sales from services	90	27,631	27,721	—	20,241	20,241
Net sales	65,391	50,419	115,810	63,524	37,691	101,215
Cost of product sales	23,278	16,322	39,600	20,543	11,891	32,434
Cost of service sales	—	7,293	7,293	—	4,320	4,320
Cost of sales	23,278	23,615	46,893	20,543	16,211	36,754
Gross margin	42,113	26,804	68,917	42,981	21,480	64,461

Research and development	3,712	19,642	23,354	2,960	12,159	15,119
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2019, and results of operations for the three months ended March 31, 2019 and 2018, should be read in conjunction with the condensed consolidated financial statements and related notes included in this Report on Form 10-Q and those in our 2018 Annual Report on Form 10-K filed with the SEC on February 27, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2018 Annual Report on Form 10-K. See also "Special Note Regarding Forward-Looking Statements" on page ii of this Report on Form 10-Q.

Overview

Axon is a market-leading provider of law enforcement technology solutions. Our core mission is to protect life. We fulfill that mission through developing hardware and software products that advance the long term objectives of a) obsoleting the bullet, b) reducing social conflict, and c) enabling a fair and effective justice system.

Our revenues for the three months ended March 31, 2019 were $115.8 million, an increase of $14.6 million, or 14.4%, from the comparable period in the prior year. We had income from operations of $2.7 million compared to $13.6 million for the same period in the prior year. The decrease in operating results was due to an increase in cost of sales as well as investments over the past year for additional headcount in research and development and sales, general and administrative functions to support continued and future growth. Additionally, margins were compressed related to the rollout of our newest TASER device and increased data storage and tariff and customs expenses. We recorded net income of $6.4 million compared to $12.9 million for the comparable period in the prior year.

2019 Outlook

For the year ending December 31, 2019, we expect revenue $485 million to $495 million. We expect stock-based compensation expenses to be approximately $35 million for the full year, which is subject to change depending on our assessment of the probability of attaining operational metrics for the CEO Performance Award and XSU awards, and on the expected timing of such attainment. We expect a normalized income tax rate of between 20% and 25%; this rate can fluctuate depending on geography of income and the effects of discrete items, including changes in our stock price.

Results of Operations

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended March 31,
	2019		2018
Net sales from products	$88,089	76.1%	$80,974	80.0%
Net sales from services	27,721	23.9	20,241	20.0
Net sales	115,810	100.0	101,215	100.0
Cost of product sales	39,600	34.2	32,434	32.0
Cost of service sales	7,293	6.3	4,320	4.3
Cost of sales	46,893	40.5	36,754	36.3
Gross margin	68,917	59.5	64,461	63.7
Operating expenses:
Sales, general and administrative	42,892	37.0	35,759	35.3
Research and development	23,354	20.2	15,119	14.9
Total operating expenses	66,246	57.2	50,878	50.2
Income from operations	2,671	2.3	13,583	13.5
Interest and other income, net	2,313	2.0	1,263	1.2
Income before provision for income taxes	4,984	4.3	14,846	14.7
Provision for (benefit from) income taxes	(1,435)	(1.2)	1,920	1.9
Net income	$6,419	5.5%	$12,926	12.8%
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended March 31,
	2019		2018
United States	$94,333	81%	$77,950	77%
Other countries	21,477	19	23,265	23
Total	$115,810	100%	$101,215	100%

International revenue decreased slightly compared to the prior year comparable period, driven primarily by large sales in the prior year period in the Asia Pacific region that did not recur in the current period.

Net Sales
Net sales by product line were as follows (dollars in thousands):

	Three Months Ended March 31,				Dollar Change	Percent Change
	2019		2018
TASER segment:
TASER 7	$9,954	8.6%	$—	—%	$9,954	*
TASER X26P	15,872	13.7	16,474	16.4	(602)	(3.7)
TASER X2	13,085	11.3	23,932	23.6	(10,847)	(45.3)
TASER Pulse and Bolt	670	0.6	1,346	1.3	(676)	(50.2)
Single cartridges	19,160	16.6	16,114	15.9	3,046	18.9
Axon Evidence and cloud services	36	—	—	—	36	*
Extended warranties	4,316	3.7	3,706	3.7	610	16.5
Other	2,298	2.0	1,952	1.9	346	17.7
Total TASER segment	65,391	56.5	63,524	62.8	1,867	2.9
Software and Sensors segment:
Axon Body	6,445	5.6	5,558	5.5	887	16.0
Axon Flex	1,224	1.1	1,669	1.6	(445)	(26.7)
Axon Fleet	3,516	3.0	2,116	2.1	1,400	66.2
Axon Dock	3,312	2.9	3,035	3.0	277	9.1
Axon Evidence and cloud services	27,618	23.7	20,241	20.0	7,377	36.4
TASER Cam	903	0.8	1,360	1.3	(457)	(33.6)
Extended warranties	4,930	4.3	2,490	2.5	2,440	98.0
Other	2,471	2.1	1,222	1.2	1,249	102.2
Total Software and Sensors segment	50,419	43.5	37,691	37.2	12,728	33.8
Total net sales	$115,810	100.0%	$101,215	100.0%	$14,595	14.4%
* Not applicable
Net unit sales for TASER device handles and other products and Software and Sensors segment products were as follows:

	Three Months Ended March 31,		Unit Change	Percent Change
	2019	2018
TASER 7	8,835	—	8,835	*
TASER X26P	14,985	15,720	(735)	(4.7)
TASER X2	9,861	20,501	(10,640)	(51.9)
TASER Pulse and Bolt	1,253	4,000	(2,747)	(68.7)
Cartridges	616,517	532,952	83,565	15.7
Axon Body	25,848	21,769	4,079	18.7
Axon Flex	3,591	3,693	(102)	(2.8)
Axon Fleet	1,735	1,857	(122)	(6.6)
Axon Dock	4,994	5,844	(850)	(14.5)
TASER Cam	1,741	3,528	(1,787)	(50.7)
*Not applicable
Net sales for the TASER segment increased 2.9% primarily as a result of increased cartridge revenue, partially offset by a net decrease of $2.2 million in TASER device sales. The decreased unit sales of X2 and X26P were partially offset by higher average selling prices. As expected, we have started to see a shift to purchases of our newest device, TASER 7, from legacy X2 and X26P devices. We expect recurring payment plan subscriptions to increase in 2019 as we drive sales of TASER 7, which includes a software subscription with Axon Evidence.

Net sales for the Software and Sensors segment increased 33.8% as we continued to add users and associated devices to our network during the three months ended March 31, 2019, resulting in increased revenues. Our aggregate number of users continued to increase, which resulted in increased Axon Evidence and extended warranty revenues of $7.4 million and $2.4 million, respectively. Additionally, we recorded a $1.4 million increase in revenue related to Axon Fleet, primarily driven by increased pricing.
To gain more immediate feedback regarding activity for Software and Sensors products and services, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales), including contractual optional periods we expect to be exercised, net of cancellations, inclusive of renewals, placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Most bookings will be invoiced in subsequent periods. Due to municipal government funding rules, in some cases certain of the future period amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although we have entered into contracts for the delivery of products and services in the future and anticipate the contracts will be fulfilled, if agencies do not exercise contractual options, do not appropriate funds in future year budgets, or do enact a cancellation clause, revenue associated with these bookings may not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to our Software and Sensors segment, net of cancellations, were $76.4 million and $97.5 million during the three months ended March 31, 2019 and 2018, respectively, a decrease of $21.1 million, or 21.7%. Bookings for the current quarter reflect typical Q1 seasonality, which we did not experience in Q1 2018 due to a substantial international order. We anticipate that bookings growth will increase when Axon Body 3 begins shipping in Q3 2019.
The chart below illustrates our Software and Sensors segment quarterly bookings for each of the previous six fiscal quarters (in thousands):
Cost of Product and Service Sales
Within the TASER segment, cost of product sales increased to $23.3 million for the three months ended March 31, 2019 from $20.5 million for the same period in 2018. Cost as a percentage of sales increased to 35.6% from 32.3%. The increase in cost of product sales as a percentage of sales was primarily attributable to initial production costs as well as higher depreciation on new production equipment for the TASER 7.
Within the Software and Sensors segment, cost of product and service sales increased to $23.6 million for the three months ended March 31, 2019 from $16.2 million for the same period in 2018. Cost as a percentage of sales increased to 46.8% from 43.0%. Cost of product sales increased $4.4 million primarily driven by the impact of increased units as well as increased freight and customs expenses. Cost of service sales increased $3.0 million driven by a $2.1 million increase in third party cloud costs as well as an increase in professional services following the acquisition of VIEVU in May 2018.
Gross Margin
As a percentage of net sales, gross margin for the TASER segment decreased to 64.4% from 67.7% for the three months ended March 31, 2019 and 2018, respectively. In addition to the cost impacts noted above, trade-in credits for certain customers purchasing TASER 7 devices negatively impacted gross margin.

As a percentage of net sales, gross margin for the Software and Sensors segment decreased to 53.2% from 57.0% for the three months ended March 31, 2019 and 2018, respectively. Within the Software and Sensors segment, hardware gross margin was 28.4% for the three months ended March 31, 2019 compared to 31.9% for the same period in 2018, while the service margins were 73.6% and 78.7% during those same periods, respectively.
Sales, General and Administrative Expenses
Sales, general and administrative ("SG&A) expenses were comprised as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018
Total sales, general and administrative expenses	$42,892	$35,759	$7,133	19.9
Sales, general, and administrative as a percentage of net sales	37.0%	35.3%
Stock-based compensation expense increased $2.4 million in comparison to the prior quarter, which was primarily attributable to expense of $1.9 million from the CEO Performance Award and XSUs. Salaries, benefits and bonus expenses increased $2.1 million primarily due to a continued increase in headcount. Sales and marketing expenses increased $0.9 million primarily as a result of higher commissions on increased sales.
Research and Development Expenses
Research and development ("R&D") expenses were comprised as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018
Total research and development expenses	$23,354	$15,119	$8,235	54.5
Research and development as a percentage of net sales	20.2%	14.9%
Our Software and Sensors segment was responsible for 91% of the overall increase in R&D expense. Within the TASER segment, R&D expense increased $0.8 million, of which $0.7 million was related to increased stock-based compensation expense and salaries as we continue to invest in personnel allocated to the development of new CEW related technologies. R&D expense for the Software and Sensors segment increased $7.5 million, primarily due to a $6.1 million increase related to salaries and benefits, inclusive of stock-based compensation. We expect R&D expense to continue to increase in absolute dollars as we focus on growing the Software and Sensors segment as we add headcount and additional resources to develop new products and services to further advance our scalable cloud-connected device platform. These investments include Axon Records and computer-aided dispatch software. We believe that these investments will result in an increase in our subscription revenue base, which over time will result in revenue increasing faster than the increase in SG&A expenses and R&D costs, as we reach economies of scale.
Interest and Other Income, Net
Interest and other income, net was $2.3 million for the three months ended March 31, 2019 compared to $1.3 million for the same period in 2018. The increase was primarily attributable to increase investment interest income on our higher balance of cash, cash equivalents and investments.
Provision for Income Taxes
The provision for income taxes was a benefit of $1.4 million for the three months ended March 31, 2019, which was an effective tax rate of (28.8)%. Our estimated full year effective income tax rate for 2019, before discrete period adjustments, is 21.1%, which is greater than the federal statutory rate, primarily due to state taxes and non-deductible expenses for items such as meals and entertainment, executive compensation limited under IRC Section 162(m), lobbying fees, and an income inclusion from GILTI, offset by a reduction for FDII and R&D tax credits. The effective tax rate was favorably impacted by a $2.7 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs that vested or stock options that were exercised during the three months ended March 31, 2019. This was offset by an unfavorable discrete item of $0.3 million related to the write off of certain deferred tax assets related to future stock compensation vests for certain officers for whom deductibility of compensation is limited by IRC Section 162(m).

Net Income
Our net income decreased by $6.5 million to $6.4 million for the three months ended March 31, 2019 compared to $12.9 million for the same period in 2018. Net income per basic and diluted share was $0.11 for the three months ended March 31, 2019 compared to $0.24 per basic and diluted share for the same period in 2018.
Three Months Ended March 31, 2019 Compared to the Three Months Ended December 31, 2018
Net Sales
Net sales by product line were as follows (dollars in thousands):

	Three Months Ended March 31, 2019		Three Months Ended December 31, 2018		Dollar Change	Percent Change
TASER segment:
TASER 7	$9,954	8.6%	$7,358	6.4%	$2,596	35.3%
TASER X26P	15,872	13.7	18,020	15.7	(2,148)	(11.9)
TASER X2	13,085	11.3	16,151	14.1	(3,066)	(19.0)
TASER Pulse and Bolt	670	0.6	1,333	1.2	(663)	(49.7)
Single cartridges	19,160	16.6	16,495	14.4	2,665	16.2
Axon Evidence and cloud services	36	—	—	—	36	*
Extended warranties	4,316	3.7	4,186	3.6	130	3.1
Other	2,298	2.0	1,758	1.5	540	30.7
Total TASER segment	65,391	56.5	65,301	56.9	90	0.1
Software and Sensors segment:
Axon Body	6,445	5.6	6,801	5.9	(356)	(5.2)
Axon Flex	1,224	1.1	1,980	1.7	(756)	(38.2)
Axon Fleet	3,516	3.0	5,887	5.1	(2,371)	(40.3)
Axon Dock	3,312	2.9	3,374	2.9	(62)	(1.8)
Axon Evidence and cloud services	27,618	23.7	25,778	22.6	1,840	7.1
TASER Cam	903	0.8	1,032	0.9	(129)	(12.5)
Extended warranties	4,930	4.3	3,339	2.9	1,591	47.6
Other	2,471	2.1	1,299	1.1	1,172	90.2
Total Software and Sensors segment	50,419	43.5	49,490	43.1	929	1.9
Total net sales	$115,810	100.0%	$114,791	100.0%	$1,019	0.9%
*Not applicable.
Net unit sales for TASER device handles and other products and Software and Sensors segment products were as follows:

	Three Months Ended March 31, 2019	Three Months Ended December 31, 2018	Unit Change	Percent Change
TASER 7	8,835	5,759	3,076	53.4%
TASER X26P	14,985	18,597	(3,612)	(19.4)
TASER X2	9,861	13,088	(3,227)	(24.7)
TASER Pulse and Bolt	1,253	7,490	(6,237)	(83.3)
Cartridges	616,517	600,690	15,827	2.6
Axon Body	25,848	26,167	(319)	(1.2)
Axon Flex	3,591	5,080	(1,489)	(29.3)
Axon Fleet	1,735	3,905	(2,170)	(55.6)
Axon Dock	4,994	3,859	1,135	29.4
TASER Cam	1,741	1,952	(211)	(10.8)

Net sales within the TASER segment remained consistent with the prior quarter. Revenues for TASER devices decreased $3.3 million driven by the decrease in unit sales, partially offset by higher average selling prices for X2, X26P, and consumer devices. Trade-in credits for certain customers negatively impacted the average selling price for TASER 7 devices. Cartridge revenue increased primarily due to a higher average selling price, as well as increased units.
Within the Software and Sensors segment, net sales increased 1.9% as we continued to add users to our network, resulting in higher service revenues. Additionally, extended warranty revenue increased driven by the higher number of cameras and docks in the field. The increases were partially offset by a decline in hardware revenues. Unit sales for Axon Body cameras slowed in advance of the release of the new Axon Body 3, which is anticipated in the third quarter of 2019.
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

EBITDA and Adjusted EBITDA (CEO Performance Award) reconcile to net income as follows (dollars in thousands):

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Net income	$6,419	$2,083	$12,926
Depreciation and amortization	2,800	2,389	2,411
Interest expense	6	33	20
Investment interest income	(2,003)	(1,076)	(75)
Provision for (benefit from) income taxes	(1,435)	931	1,920
EBITDA	$5,787	$4,360	$17,202

Adjustments:
Stock-based compensation expense	7,905	6,577	4,093
Adjusted EBITDA (CEO Performance Award)	$13,692	$10,937	$21,295
Liquidity and Capital Resources
Summary
As of March 31, 2019, we had $225.2 million of cash, cash equivalents and restricted cash, a decrease of $125.8 million as compared to December 31, 2018. The decrease in the balance of cash, cash equivalents and restricted cash was primarily attributable to the purchase of investments of $105.3 million. As of March 31, 2019, we had $223.6 million of cash and cash equivalents, of which $42.0 million was held in foreign locations. Our ongoing sources of cash include cash on hand, investments, and cash flows from operations. In addition, our $50.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. Advances under the line of credit bear interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.
As of March 31, 2019, we had letters of credit outstanding of $3.1 million, leaving the net amount available for borrowing of $46.9 million. The facility matures on December 31, 2021, and has an accordion feature which allows for an increase in the total line of credit up to $100.0 million, subject to certain conditions, including the availability of additional bank commitments. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At March 31, 2019 and December 31, 2018, there were no borrowings under the line other than the outstanding letters of credit.
Our agreement with the bank requires us to comply with a maximum funded debt to EBITDA ratio, as defined, of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At March 31, 2019, our funded debt to EBITDA ratio was 0.001 to 1.00.

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

Based on our strong balance sheet and the fact that we do not have long-term debt at March 31, 2019, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions and other liquidity requirements through at least the next 12 months. We and our Board of Directors may consider repurchases of our common stock from time to time. Further repurchases of our common stock would take place on the open market, would be financed with available cash and are subject to market and business conditions.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$(13,970)	$18,044
Net cash provided by (used in) investing activities	(110,755)	1,268
Net cash used in financing activities	(1,159)	(3,421)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	67	469
Net increase (decrease) in cash, cash equivalents and restricted cash	$(125,817)	$16,360

Operating activities
Net cash used in operating activities in the first three months of 2019 of $14.0 million reflects $6.4 million in net income, non-cash income statement items totaling $12.7 million, and cash outflows of $33.1 million for the net change in operating assets and liabilities. Included in the non-cash items were $2.8 million in depreciation and amortization expense and $7.9 million in stock-based compensation expense. Cash used in operations was impacted by increased accounts and notes receivable and contract assets of $22.0 million, decreased accounts payable, accrued liabilities and other liabilities of $7.3 million, increased inventory of $3.9 million, and increased prepaid expenses and other assets of $3.2 million. The increase in accounts and notes receivable and contract assets was attributable to increased sales over the last several quarters, primarily sales made under subscription plans, as well as slower customer collections. The decrease in accounts payable, accrued liabilities and other liabilities was primarily attributable to the timing of payments for our annual bonus plan. Cash used in operations was also impacted by various other operating items, including increased deferred revenue of $3.2 million.

Net cash provided by operating activities in the first three months of 2018 of $18.0 million reflects $12.9 million in net income impacted by the net increase of non-cash income statement items totaling $8.2 million and a decrease of $3.1 million for the net change in operating assets and liabilities. Included in the non-cash items were $2.4 million in depreciation and amortization expense and $4.1 million in stock-based compensation expense, and deferred income tax expense of $1.5 million. Increases to operating cash flows consisted of increased accounts payable, accrued and other liabilities of $6.7 million, which reduced the amount of cash used during the period, along with increased deferred revenue of $6.6 million and decreased inventory of $2.4 million. The increase in deferred revenue was primarily driven by increased software and sensors services invoiced in advance. Cash used in operations was also impacted by various other operating items, with the most significant component related to increased accounts and notes receivable and contract assets of $17.1 million primarily related to increased customer balances under our Officer Safety Plan and TASER 60 purchase programs. Cash used in operations was also impacted by increased prepaid expenses and other assets of $1.7 million which was primarily related to increased deferred commissions balances of $9.3 million partially offset by lower deferred cost of products sold of $1.5 million. Both of these changes were driven by accounting changes related to the adoption of new guidance on revenue recognition.

Investing activities
We used $110.8 million in investing activities during the first three months of 2019, which was comprised of $105.3 million for the purchase of investments and $5.4 million for the purchase of property and equipment and intangible assets.

We generated $1.3 million from investing activities during the first three months of 2018. Maturities and calls of investments, net of purchases, were $2.4 million, which was partially offset by an investment of $1.1 million in the purchase of property and equipment and intangible assets.

Financing activities
Net cash used in financing activities was $1.2 million during the first three months of 2019. During the first three months of 2019, we paid income and payroll taxes of $1.3 million on behalf of employees who net-settled stock awards during the period, which was partially offset by proceeds from options exercised of $0.1 million.

Net cash used in financing activities was $3.4 million during the first three months of 2018. During the first three months of 2018, we paid income and payroll taxes of $3.8 million on behalf of employees who net-settled stock awards during the period, which was partially offset by proceeds from options exercised of $0.4 million.
Off-Balance Sheet Arrangements
The discussion of off-balance sheet arrangements in Note 12 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q is incorporated by reference herein.
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

Stock-Based Compensation

We have historically granted stock-based compensation to key employees and non-employee directors as a means of attracting and retaining highly qualified personnel. Stock-based compensation awards primarily consist of service-based RSUs, performance-based RSUs, and performance-based options. RSUs are classified as equity and measured at the fair market value of the underlying stock at the grant date. We recognize RSU expense using the straight-line attribution method over the requisite service period. We also issue performance-based RSUs, the vesting of which is contingent upon the achievement of certain performance criteria related to our operating performance, as well as successful and timely development and market acceptance of future product introductions. For performance-based RSUs containing only performance conditions, compensation cost is recognized using the graded attribution model over the explicit or implicit service period. For awards containing multiple service, performance or market conditions, and all conditions must be satisfied prior to vesting, compensation expense is recognized over the requisite service period, which is defined as the longest explicit, implicit or derived service period, based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. For both service-based and performance-based RSUs, we account for forfeitures as they occur as a reduction to stock-based compensation expense and additional paid-in-capital.

For performance-based awards, stock-based compensation expense is recognized over the expected performance achievement period of individual performance goals when the achievement of each individual performance goal becomes probable. For performance-based awards with a vesting schedule based entirely on the attainment of both performance and market conditions, stock-based compensation expense is recognized for each pair of performance and market conditions over the longer of the expected achievement period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of achievement. The fair value of such awards is estimated on the grant date using Monte Carlo simulations. Refer to Note 9 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q.
We have granted a total of 12.9 million performance-based awards (options and restricted stock units) of which 12.0 million are outstanding as of March 31, 2019, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions, our future sales targets, operating performance, and market capitalization. These awards will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of the fair value of stock-based compensation and consequently, the related amount recognized in our condensed consolidated statements of operations and comprehensive income.
Leases

We adopted Topic 842 as of January 1, 2019. Refer to Note 1 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q for further discussion about the new standard and its impact on our condensed consolidated balance sheet.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. We use our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. We give consideration to our line of credit as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates.

Our lease term includes options to extend the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recorded on the balance sheet. Our lease agreements do not contain any residual value guarantees.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, and corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. Based on investment positions as of March 31, 2019, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.4 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
Additionally, we have access to a $50.0 million line of credit borrowing facility which bears interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to EBITDA ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $3.1 million at March 31, 2019. At March 31, 2019, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $46.9 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The discussion under the headings Product Litigation, Other Litigation, and Federal Trade Commission Investigation in Note 12 of the notes to our condensed consolidated financial statements included in PART I, ITEM 1 of this Report on Form 10-Q is incorporated by reference herein.
Item 1A. Risk Factors

There are no other material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock, except as noted below.

Higher costs or unavailability of materials could adversely affect our financial results.

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

Single or sole-source components used in the manufacture of our products may become unavailable or discontinued. Delays caused by industry allocations or obsolescence may take weeks or months to resolve. In some cases, parts obsolescence may require a product re-design to ensure quality replacement components. These delays could cause significant delays in manufacturing and loss of sales, leading to adverse effects significantly impacting our financial condition or results of operations and could injure our reputation.

A significant number of our raw materials or components are comprised of petroleum-based products or incur some form of landed cost associated with transporting the raw materials or components to our facility. Our freight and import costs and the timely delivery of our products could be adversely impacted by a number of factors which could reduce the profitability of our operations, including: higher fuel costs; potential port closures; customs clearance issues; increased government regulation or changes for imports of foreign products into the U.S.; delays created by terrorist attacks or threats, public health issues, national disasters or work stoppages; and other matters. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition. International or domestic geopolitical or other events, including the imposition of new or increased tariffs and/or quotas by the U.S. government on any of these raw materials or components, could adversely impact the supply and cost of these raw materials or components, and could adversely impact the profitability of our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

None.

Item 6. Exhibits

10.1*	First Amendment to Purchase and Sale Agreement between Axon Enterprise Holding Company and Apex Park at Pima, L.L.C.
10.2*	Second Amendment to Purchase and Sale Agreement between Axon Enterprise Holding Company and Apex Park at Pima, L.L.C.
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	May 10, 2019
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2019	By:	/s/ JAWAD A. AHSAN
Chief Financial Officer
(Principal Financial and
Accounting Officer)