Form 10-Q
period 2019-06-30
AXON ENTERPRISE, INC.
filed 2019-08-09
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-16391

Axon Enterprise, Inc.
(Exact name of registrant as specified in its charter)

Delaware			86-0741227
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

17800 North 85th Street			85255
Scottsdale	,	Arizona
(Address of principal executive offices)			(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The number of shares of the registrant’s common stock outstanding as of July 30, 2019 was 59,255,274.

AXON ENTERPRISE, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

Special Note Regarding Forward-Looking Statements

This Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions and strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed products and services and related development efforts and activities; expectations about the market for our current and future products and services; the impact of pending litigation; our outlook for 2019 with respect to revenue, stock compensation expense, and income tax rate; trends relating to subscription plan programs and revenues; our anticipation that contracts with governmental customers will be fulfilled; expected trends, including the benefits of, research and development investments; the sufficiency of our liquidity and financial resources; that we may repurchase our common stock; expectations about customer behavior; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; statements of management’s strategies, goals and objectives and other similar expressions; as well as the ultimate resolution of financial statement items requiring critical accounting estimates, including those set forth in our Form 10-K for the year ended December 31, 2018. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. However, not all forward-looking statements contain these identifying words.

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

ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AXON ENTERPRISE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$219,720	$349,462
Short-term investments	116,629	—
Accounts and notes receivable, net of allowance of $1,577 and $1,882 as of June 30, 2019 and December 31, 2018, respectively	134,630	130,579
Contract assets, net	26,648	13,960
Inventory	40,999	33,763
Prepaid expenses and other current assets	36,429	30,391
Total current assets	575,055	558,155
Property and equipment, net of accumulated depreciation of $42,822 and $39,885 as of June 30, 2019 and December 31, 2018, respectively	40,500	37,893
Deferred income tax assets, net	20,658	19,347
Intangible assets, net	14,424	15,935
Goodwill	24,969	24,981
Long-term notes receivable, net of current portion	35,170	40,230
Other assets	35,594	22,999
Total assets	$746,370	$719,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,064	$15,164
Accrued liabilities	34,011	41,092
Current portion of deferred revenue	113,351	107,016
Customer deposits	3,395	2,702
Other current liabilities	3,852	37
Total current liabilities	163,673	166,011
Deferred revenue, net of current portion	74,586	74,417
Liability for unrecognized tax benefits	3,462	2,849
Long-term deferred compensation	3,755	3,235
Other long-term liabilities	11,967	5,704
Total liabilities	257,443	252,216
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 59,251,731 and 58,810,637 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	467,904	453,400
Treasury stock at cost, 20,220,227 shares as of June 30, 2019 and December 31, 2018	(155,947)	(155,947)
Retained earnings	178,540	171,383
Accumulated other comprehensive loss	(1,571)	(1,513)
Total stockholders’ equity	488,927	467,324
Total liabilities and stockholders’ equity	$746,370	$719,540
The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales from products	$80,391	$76,721	$168,480	$157,695
Net sales from services	31,971	22,505	59,692	42,746
Net sales	112,362	99,226	228,172	200,441
Cost of product sales	38,220	31,087	77,820	63,521
Cost of service sales	8,582	4,996	15,875	9,316
Cost of sales	46,802	36,083	93,695	72,837
Gross margin	65,560	63,143	134,477	127,604
Operating expenses:
Sales, general and administrative	43,362	39,343	86,254	75,102
Research and development	23,493	18,501	46,847	33,620
Total operating expenses	66,855	57,844	133,101	108,722
Income (loss) from operations	(1,295)	5,299	1,376	18,882
Interest and other income (expense), net	1,845	(295)	4,158	968
Income before provision for income taxes	550	5,004	5,534	19,850
Provision for (benefit from) income taxes	(188)	(3,481)	(1,623)	(1,561)
Net income	$738	$8,485	$7,157	$21,411
Net income per common and common equivalent shares:
Basic	$0.01	$0.15	$0.12	$0.39
Diluted	$0.01	$0.15	$0.12	$0.38
Weighted average number of common and common equivalent shares outstanding:
Basic	59,187	55,527	59,051	54,330
Diluted	60,000	57,054	59,876	55,892

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$738	$8,485	$7,157	$21,411
Foreign currency translation adjustments	(108)	655	(58)	(52)
Comprehensive income	$630	$9,140	$7,099	$21,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock				Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares		Amount
Balance, December 31, 2017	52,969,869	$1	$201,672	20,220,227		$(155,947)		$123,185	$(1,467)	$167,444
Cumulative effect of applying a change in accounting principle	—	—	—	—		—		18,994	—	18,994
Issuance of common stock under employee plans	337,214	—	(3,421)	—		—		—	—	(3,421)
Stock-based compensation	—	—	4,093	—		—		—	—	4,093
Net income	—	—	—	—		—		12,926	—	12,926
Foreign currency translation adjustments	—	—	—	—		—		—	(707)	(707)
Balance, March 31, 2018	53,307,083	1	202,344	20,220,227		(155,947)		155,105	$(2,174)	199,329
Issuance of common stock	4,645,000	—	233,993	—		—		—	—	233,993
Issuance of common stock for business combination	58,843	—	8,226	—		—		—	—	8,226
Issuance of common stock under employee plans	278,687	—	(6,800)	—	—	—	—	—	—	(6,800)
Stock-based compensation	—	—	4,954	—	—	—	—	—	—	4,954
Net income	—	—	—	—	—	—	—	8,485	—	8,485
Foreign currency translation adjustments	—	—	—	—		—		—	655	655
Balance, June 30, 2018	58,289,613	$1	$442,717	20,220,227		$(155,947)		$163,590	$(1,519)	$448,842

Balance, December 31, 2018	58,810,637	$1	$453,400	20,220,227		$(155,947)		$171,383	$(1,513)	$467,324
Issuance of common stock under employee plans	298,649	—	(1,159)	—		—		—	—	(1,159)
Stock-based compensation	—	—	7,905	—		—		—	—	7,905
Net income	—	—	—	—		—		6,419	—	6,419
Foreign currency translation adjustments	—	—	—	—		—		—	50	50
Balance, March 31, 2019	59,109,286	1	460,146	20,220,227		(155,947)		177,802	$(1,463)	480,539
Issuance of common stock under employee plans	71,832	—	(869)	—		—		—	—	(869)
Stock-based compensation	—	—	8,627	—		—		—	—	8,627
Issuance of common stock for business combination contingent consideration	70,613	—	—	—		—		—	—	—
Net income	—	—	—	—		—		738	—	738
Foreign currency translation adjustments	—	—	—	—		—		—	(108)	(108)
Balance, June 30, 2019	59,251,731	$1	$467,904	20,220,227		$(155,947)		$178,540	$(1,571)	$488,927
The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$7,157	$21,411
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,487	5,161
Loss on disposal and impairment of property and equipment, net	1,563	153
Loss on disposal and abandonment of intangible assets	18	54
Stock-based compensation	16,532	9,047
Deferred income taxes	(1,311)	(58)
Unrecognized tax benefits	613	212
Other noncash, net	1,822	30
Change in assets and liabilities:
Accounts and notes receivable and contract assets	(11,006)	(24,791)
Inventory	(7,515)	4,508
Prepaid expenses and other assets	(5,761)	(7,429)
Accounts payable, accrued and other liabilities	(16,752)	(2,688)
Deferred revenue	6,577	10,496
Net cash provided by (used in) operating activities	(2,576)	16,106
Cash flows from investing activities:
Purchases of investments	(141,992)	(4,331)
Proceeds from maturity/call of investments	25,319	7,038
Purchases of property and equipment	(7,861)	(4,665)
Purchases of intangible assets	(344)	(254)
Business acquisitions	—	(5,014)
Net cash used in investing activities	(124,878)	(7,226)
Cash flows from financing activities:
Net proceeds from equity offering	—	233,993
Proceeds from options exercised	104	586
Income and payroll tax payments for net-settled stock awards	(2,132)	(10,807)
Payment of contingent consideration for a business acquisition	—	(575)
Net cash provided by (used in) financing activities	(2,028)	223,197
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(252)	(538)
Net increase (decrease) in cash, cash equivalents and restricted cash	(129,734)	231,539
Cash, cash equivalents and restricted cash, beginning of period	351,027	78,438
Cash, cash equivalents and restricted cash, end of period	$221,293	$309,977

Supplemental disclosures:
Cash and cash equivalents	$219,720	$307,507
Restricted cash (Note 1)	1,573	2,470
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$221,293	$309,977

Cash paid for income taxes, net of refunds	$1,331	$7,758

Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$91	$665
Non-cash purchase consideration related to business combinations	$—	$12,288
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

Our headquarters in Scottsdale, Arizona houses our executive management, sales, marketing, certain engineering, manufacturing, and other administrative support functions. We also have a software engineering development center located in Seattle, Washington, and subsidiaries located in Australia, Canada, Finland, Hong Kong, Germany, India, Italy, the Netherlands, the United Kingdom, and Vietnam.
The accompanying unaudited condensed consolidated financial statements include the accounts of Axon Enterprise, Inc. and our wholly owned subsidiaries. All material intercompany accounts, transactions, and profits have been eliminated.
Basis of Presentation and Use of Estimates
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2018, as filed on Form 10-K, with the exception of our adoption of certain accounting pronouncements which we describe below. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2018. The results of operations for the six months ended June 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

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
Geographic Information and Major Customers / Suppliers
For the three and six months ended June 30, 2019 and 2018, no individual country outside the U.S. represented more than 10% of total net sales. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of our customers. For the three and six months ended June 30, 2019 and 2018, no customer represented more than 10% of total net sales. At June 30, 2019 and December 31, 2018, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets.
We currently purchase both off the shelf and custom components, including, but not limited to, finished circuit boards, injection-molded plastic components, small machined parts, custom cartridge components, electronic components, and off the shelf sub-assemblies from suppliers located in the U.S., Mexico, China, Taiwan, Vietnam, Canada, Germany and Israel. Although we currently obtain many of these components from single source suppliers, we own the injection molded component tooling, most of the designs, and the test fixtures used in their production for all custom components. As a result, we believe we could obtain alternative suppliers in most cases without incurring significant production delays. We also strategically hold safety stock levels on custom components to further reduce this risk. For off the shelf components, we believe that in most cases there are readily available alternative suppliers who can consistently meet our needs for these components. We acquire most of our components on a purchase order basis and do not have any significant long-term contracts with component suppliers.
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
The calculation of the weighted average number of shares outstanding and earnings per share are as follows (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per share:
Net income	$738	$8,485	$7,157	$21,411
Denominator:
Weighted average shares outstanding	59,187	55,527	59,051	54,330
Dilutive effect of stock-based awards	813	1,527	825	1,562
Diluted weighted average shares outstanding	60,000	57,054	59,876	55,892
Anti-dilutive stock-based awards excluded	12,056	3,023	12,111	1,533
Net income per common share:
Basic	$0.01	$0.15	$0.12	$0.39
Diluted	$0.01	$0.15	$0.12	$0.38

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
Changes in our estimated product warranty liabilities were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Balance, beginning of period	$898	$644
Utilization of accrual	(250)	(149)
Warranty expense	634	10
Balance, end of period	$1,282	$505

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

We have cash equivalents and investments, which at June 30, 2019 and December 31, 2018 were comprised of money market funds and, at June 30, 2019, also included corporate bonds. See additional disclosure regarding the fair value of our cash equivalents and investments in Note 3. Included in the balance of other assets as of June 30, 2019 and December 31, 2018 was $4.0 million and $3.6 million, respectively, related to corporate-owned life insurance policies which are used to fund our deferred compensation plan. We determine the fair value of insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.
Our financial instruments also include accounts and notes receivable, contract assets, accounts payable and accrued liabilities. As these instruments are generally short-term in nature, their carrying values approximate their fair values on the accompanying condensed consolidated balance sheets.

Restricted Cash

Restricted cash balances as of June 30, 2019 and December 31, 2018 included $0.9 million of sales proceeds related to long-term contracts with customers, which were included in prepaid expenses and other current assets on our condensed consolidated balance sheets. The proceeds are held in escrow until certain billing milestones are achieved, and then specified amounts are transferred to our operating accounts. Restricted cash balances as of June 30, 2019 and December 31, 2018 also included $0.7 million related to a performance guarantee for an international customer sales contract, which were included in other assets on our accompanying condensed consolidated balance sheets.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Valuation of Goodwill, Intangibles and Long-lived Assets
We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets, excluding goodwill and intangible assets with indefinite useful lives, may warrant revision or that the remaining balance of these assets may not be recoverable. Such circumstances could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way products are branded and marketed. In performing the review for recoverability, we estimate the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. During the three months ended June 30, 2019, we abandoned certain capitalized software related to implementation work on an enterprise resource planning system conversion, resulting in an impairment charge of $1.3 million, which was included in sales, general and administrative expense in the accompanying condensed consolidated statements of operations.
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

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Effective the first quarter of 2020:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 includes an impairment model (known as the current expected credit loss model) on financial instruments and other commitments that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The use of forecasted information is intended to incorporate more timely information in the estimate of expected credit loss. This ASU will also require enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as credit quality. We are currently in the process of evaluating the impact of adoption of ASU 2016-13 on our investments, accounts and notes receivable, and contract assets.

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

2. Revenues
Nature of Products and Services
The following tables present our revenues by primary product and service offering (in thousands):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	TASER	Software and Sensors	Total	TASER	Software and Sensors	Total
TASER 7	$9,298	$—	$9,298	$—	$—	$—
TASER X26P	10,382	—	10,382	18,146	—	18,146
TASER X2	14,087	—	14,087	18,362	—	18,362
TASER Pulse and Bolt	1,118	—	1,118	1,101	—	1,101
Single cartridges	19,293	—	19,293	17,243	—	17,243
Axon Body	—	5,612	5,612	—	4,780	4,780
Axon Flex	—	1,623	1,623	—	1,535	1,535
Axon Fleet	—	3,120	3,120	—	2,715	2,715
Axon Dock	—	2,731	2,731	—	2,119	2,119
Axon Evidence and cloud services	109	31,821	31,930	—	20,357	20,357
TASER Cam	—	1,044	1,044	—	762	762
Extended warranties	4,482	4,420	8,902	3,738	2,870	6,608
Other	1,803	1,419	3,222	2,034	3,464	5,498
Total	$60,572	$51,790	$112,362	$60,624	$38,602	$99,226

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	TASER	Software and Sensors	Total	TASER	Software and Sensors	Total
TASER 7	$19,252	$—	$19,252	$—	$—	$—
TASER X26P	26,254	—	26,254	34,620	—	34,620
TASER X2	27,172	—	27,172	42,294	—	42,294
TASER Pulse and Bolt	1,788	—	1,788	2,447	—	2,447
Single cartridges	38,453	—	38,453	33,357	—	33,357
Axon Body	—	12,057	12,057	—	10,338	10,338
Axon Flex	—	2,847	2,847	—	3,204	3,204
Axon Fleet	—	6,636	6,636	—	4,831	4,831
Axon Dock	—	6,043	6,043	—	5,154	5,154
Axon Evidence and cloud services	145	59,439	59,584	—	40,598	40,598
TASER Cam	—	1,947	1,947	—	2,122	2,122
Extended warranties	8,798	9,350	18,148	7,444	5,360	12,804
Other	4,101	3,890	7,991	3,986	4,686	8,672
Total	$125,963	$102,209	$228,172	$124,148	$76,293	$200,441

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
United States	$93,594	83%	$78,731	79%	$187,927	82%	$156,681	78%
Other countries	18,768	17	20,495	21	40,245	18	43,760	22
Total	$112,362	100%	$99,226	100%	$228,172	100%	$200,441	100%

Contract Balances
The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the three months ended June 30, 2019 (in thousands):

June 30, 2019
Contract assets, net	$26,908
Contract liabilities (deferred revenue)	187,937
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	58,302

Contract liabilities (deferred revenue) consisted of the following (in thousands):

	June 30, 2019			December 31, 2018
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER	$11,110	$16,450	$27,560	$12,797	$16,847	$29,644
Software and Sensors	9,514	4,898	14,412	8,273	6,516	14,789
	20,624	21,348	41,972	21,070	23,363	44,433
Hardware:
TASER	3,315	15,844	19,159	9,355	15,598	24,953
Software and Sensors	35,443	23,500	58,943	20,878	24,685	45,563
	38,758	39,344	78,102	30,233	40,283	70,516
Services:
TASER	77	350	427	—	—	—
Software and Sensors	53,892	13,544	67,436	55,713	10,771	66,484
	53,969	13,894	67,863	55,713	10,771	66,484
Total	$113,351	$74,586	$187,937	$107,016	$74,417	$181,433

	June 30, 2019			December 31, 2018
	Current	Long-Term	Total	Current	Long-Term	Total
TASER	$14,502	$32,644	$47,146	$22,152	$32,445	$54,597
Software and Sensors	98,849	41,942	140,791	84,864	41,972	126,836
Total	$113,351	$74,586	$187,937	$107,016	$74,417	$181,433

Remaining Performance Obligations
As of June 30, 2019, we had approximately $1.05 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606 as of June 30, 2019. We expect to recognize between 15% - 20% of this balance over the next twelve months, and generally expect the remainder to be recognized over the following five to seven years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Cash, Cash Equivalents and Investments
The following tables summarize our cash, cash equivalents, and held-to-maturity investments at June 30, 2019 and December 31, 2018 (in thousands):

	As of June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$129,347	$—	$—	$129,347	$129,347	$—

Level 1:
Money market funds	88,375	—	—	88,375	88,375	—

Level 2:
Corporate bonds	118,627	44	(5)	118,666	1,998	116,629
Total	$336,349	$44	$(5)	$336,388	$219,720	$116,629

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$144,095	$—	$—	$144,095	$144,095	$—

Level 1:
Money market funds	205,367	—	—	205,367	205,367	—
Total	$349,462	$—	$—	$349,462	$349,462	$—

We believe unrealized losses on our investments are due to interest rate fluctuations. As these investments are short-term in nature, are expected to be redeemed at par value, and/or because we have the ability and intent to hold these investments to maturity, we do not consider these investments to be other than temporarily impaired as of June 30, 2019.
4. Inventory
Inventories are stated at the lower of cost and net realizable value. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method and includes allocations of manufacturing labor and overhead. Included in finished goods at June 30, 2019 and December 31, 2018 was $1.7 million and $1.4 million, respectively, of trial and evaluation hardware units. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventory consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$21,784	$19,670
Finished goods	19,215	14,093
Total inventory	$40,999	$33,763

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2019 were as follows (in thousands):

	TASER	Software and Sensors	Total
Balance, beginning of period	$1,338	$23,643	$24,981
Foreign currency translation adjustment	(6)	(6)	(12)
Balance, end of period	$1,332	$23,637	$24,969

Intangible assets (other than goodwill) consisted of the following (in thousands):

		June 30, 2019			December 31, 2018
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable (definite-lived) intangible assets:
Domain names	5-10 years	$3,161	$(884)	$2,277	$3,161	$(732)	$2,429
Issued patents	4-15 years	2,993	(1,212)	1,781	2,940	(1,106)	1,834
Issued trademarks	3-11 years	969	(511)	458	1,053	(599)	454
Customer relationships	4-8 years	3,697	(1,155)	2,542	3,701	(880)	2,821
Non-compete agreements	3-4 years	450	(394)	56	540	(439)	101
Developed technology	3-7 years	10,660	(5,435)	5,225	13,404	(7,081)	6,323
Re-acquired distribution rights	2 years	2,006	(2,006)	—	1,928	(1,813)	115
Total amortizable		23,936	(11,597)	12,339	26,727	(12,650)	14,077
Not amortizable (indefinite-lived) intangible assets:
TASER trademark		900		900	900		900
Patents and trademarks pending		1,185		1,185	958		958
Total not amortizable		2,085		2,085	1,858		1,858
Total intangible assets		$26,021	$(11,597)	$14,424	$28,585	$(12,650)	$15,935

Amortization expense of intangible assets for the three and six months ended June 30, 2019 was $0.9 million and $1.9 million, respectively. Amortization expense of intangible assets for the three and six months ended June 30, 2018 was $1.7 million and $3.0 million, respectively. Estimated amortization for intangible assets with definite lives for the remaining six months of 2019, the next five years ended December 31, and thereafter, is as follows (in thousands):

2019 Remaining	$1,653
2020	3,300
2021	2,852
2022	1,251
2023	954
2024	872
Thereafter	1,457
Total	$12,339

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Other Assets
Other assets consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Cash surrender value of corporate-owned life insurance policies	$4,018	$3,596
Deferred commissions (1)	16,597	15,530
Restricted cash	660	661
Operating lease assets	10,770	—
Prepaid expenses, deposits and other	3,549	3,212
Total other long-term assets	$35,594	$22,999
(1) Represents the incremental costs of obtaining contracts with customers, which consist primarily of sales commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contracts and amortized consistent with the recognition timing of the revenue for the underlying performance obligations.
7. Accrued Liabilities
Accrued liabilities consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Accrued salaries, benefits and bonus	$15,106	$19,063
Accrued professional, consulting and lobbying fees	4,688	4,894
Accrued warranty expense	1,282	898
Accrued income and other taxes	3,448	4,167
Other accrued liabilities	9,487	12,070
Accrued liabilities	$34,011	$41,092

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

Deferred Tax Assets
Net deferred income tax assets at June 30, 2019, primarily include R&D tax credits, stock-based compensation expense, deferred revenue, accruals and reserves, and net operating losses, partially offset by accelerated depreciation expense and valuation allowance reserve. Our total net deferred tax assets at June 30, 2019 were $20.7 million.
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
As of June 30, 2019, we continue to demonstrate three-year cumulative pre-tax income in the U.S. federal and state tax jurisdictions; however, we have Arizona R&D Tax Credits expiring unutilized each year. Therefore, management has concluded that it is more likely than not that our Arizona R&D deferred tax asset will not be realized.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2019, we have cumulative pre-tax losses in Australia, the U.K., and Canada, which limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded for these jurisdictions. The amount of the deferred tax asset considered realizable; however, could be adjusted in future periods if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.
We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal, Arizona, and California income tax purposes. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $6.1 million as of June 30, 2019. In addition, management accrued $0.1 million for estimated uncertain tax positions related to certain federal income tax liabilities. Should the unrecognized benefit of $6.2 million be recognized, our effective tax rate would be favorably impacted. Approximately $2.9 million of the unrecognized tax benefit associated with R&D credits has been netted against the R&D deferred tax asset.

Effective Tax Rate
Our overall effective tax rate for the six months ended June 30, 2019, after discrete period adjustments, was (29.3)%. Before discrete adjustments, the tax rate was 21.4%, which is greater than the federal statutory rate, primarily due to state taxes and non-deductible expenses for items such as meals and entertainment, the executive compensation limitation under Internal Revenue Code ("IRC") Section 162(m), lobbying fees, and an income inclusion from global intangible low-taxed income ("GILTI"), offset by a reduction for foreign-derived intangible income ("FDII") and R&D tax credits. The effective tax rate was favorably impacted by a $3.3 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs that vested or stock options that were exercised during the six months ended June 30, 2019. This was offset by an unfavorable discrete item of $0.6 million related to the write off of certain deferred tax assets related to future stock compensation vests for certain officers for whom deductibility of compensation is limited by IRC Section 162(m).
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
As of June 30, 2019, the following operational goals were considered probable of achievement:

•	Total revenue of $710.1 million; and

•	Adjusted EBITDA (CEO Performance Award) of $125.0 million
The first two market capitalization goals have been achieved as of June 30, 2019. However, none of the stock options granted under the CEO Performance Award have vested thus far as the operational goals have not yet been achieved as of June 30, 2019. As there are two operational goals considered probable of achievement, we recorded stock-based compensation expense of $6.1 million related to the CEO Performance Award from the Grant Date through June 30, 2019. The number of stock options that would vest related to the two tranches is approximately 1.1 million shares.
As of June 30, 2019, we had $39.1 million of total unrecognized stock-based compensation expense for the performance goals that were considered probable of achievement, which will be recognized over a weighted-average period of 7.2 years. As of June 30, 2019, we had unrecognized stock-based compensation expense of $200.7 million for the performance goals that were considered not probable of achievement.
eXponential Stock Performance Plan
On February 12, 2019, our shareholders approved the 2019 Stock Incentive Plan (the “2019 Plan”), which was adopted by the Board of Directors to reserve a sufficient number of shares to facilitate our eXponential Stock Performance Plan (“XSPP”) and grants of eXponential Stock Units (“XSUs”) under the plan. Pursuant to the XSPP, all eligible full-time U.S. employees were granted an award of 60 XSUs in January 2019, and certain employees had the opportunity to elect to receive a percentage of the value of their target compensation over the next nine years (2019-2027) in the form of additional XSUs. For employees who elected to receive XSUs, the XSU grants were made as an up front, lump sum grant in January 2019, and are intended to replace that portion of the target compensation they elected to receive in the form of XSUs for the next nine years. Accordingly, their go forward target compensation will be reduced until 2027 by the amount of such compensation that the employees elected to receive in the form of the January 2019 XSU grants. A total of approximately 5.2 million XSUs were granted in the six months ended June 30, 2019.
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
The first market capitalization goal has been achieved as of June 30, 2019. The second market capitalization goal was achieved on July 16, 2019. However, none of the XSU tranches have vested thus far as the operational goals have not yet been achieved as of June 30, 2019. As there are two operational goals considered probable of achievement, we recorded stock-based compensation expense of $1.9 million related to the XSU awards from their respective grant dates through June 30, 2019. The number of XSU awards that would vest related to the two tranches is approximately 0.9 million shares.
As of June 30, 2019, we had $35.5 million of total unrecognized stock-based compensation expense for the performance goals that were considered probable of achievement, which will be recognized over a weighted-average period of 7.2 years. As of June 30, 2019, we had unrecognized stock-based compensation expense of $136.5 million for the performance goals that were considered not probable of achievement.
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
Restricted Stock Units
The following table summarizes RSU activity for the six months ended June 30, 2019 (number of units and aggregate intrinsic value in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Units outstanding, beginning of year	1,655	$28.34
Granted	5,732	34.65
Released	(375)	23.15
Forfeited	(104)	37.25
Units outstanding, end of period	6,908	33.73	$443,531

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $64.21 per share, multiplied by the number of RSUs outstanding. As of June 30, 2019, there was $79.5 million in unrecognized compensation costs related to RSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 4.49 years. RSUs are released when vesting requirements are met.
During the six months ended June 30, 2019, we granted 5.7 million RSUs, consisting of 0.4 million service-based RSUs and approximately 5.3 million performance-based RSUs, including 5.2 million XSUs. As of June 30, 2019, the performance criteria had been met for approximately four thousand of the 5.6 million performance-based RSUs outstanding. Certain of the performance-based RSUs outstanding as of June 30, 2019 can vest with a range of shares earned being between 0% and 200% of the targeted shares granted, depending on the final achievement of pre-determined performance criteria as of the vesting date. The amount of RSUs included in the table above related to such grants is the target level. The maximum additional number of performance-based RSUs that could be earned is 0.3 million, which are not included in the table above.
Certain RSUs that vested in the six months ended June 30, 2019 were net-share settled such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to RSUs were approximately 29 thousand and had a value of $2.1 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.
Stock Option Activity
The following table summarizes stock option activity for the six months ended June 30, 2019 (number of units and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, beginning of year	6,458	$28.24
Granted	—	—
Exercised	(25)	4.23
Expired / terminated	—	—
Options outstanding, end of period	6,433	28.33	8.58	$230,820
Options exercisable, end of period	67	4.53	1.44	4,005

Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock of $64.21 on June 28, 2019. The intrinsic value of options exercised for the six months ended June 30, 2019 and 2018 was $1.1 million and $18.8 million, respectively. As of June 30, 2019, total options outstanding included 6.4 million unvested performance-based stock options. Of this total, 1.1 million options relate to tranches of the CEO Performance Award considered probable of achievement.
Stock-based Compensation Expense
The following table summarizes the composition of stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of products sold and services delivered	$237	$125	$463	$266
Sales, general and administrative expenses	4,941	2,731	9,622	5,035
Research and development expenses	3,449	2,098	6,447	3,746
Total stock-based compensation expense	$8,627	$4,954	$16,532	$9,047

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Incentive Plan

In February 2019, our shareholders approved the 2019 Plan authorizing an additional 6.0 million shares, plus remaining available shares under prior plans, for issuance under the new plan. Combined with the legacy stock incentive plans, there are 2.1 million shares available for grant as of June 30, 2019.
Stock Repurchase Plan
In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. During the six months ended June 30, 2019 and 2018, no common shares were purchased under the program. As of June 30, 2019, $16.3 million remains available under the plan for future purchases. Any future purchases will be discretionary.
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
At June 30, 2019 and December 31, 2018, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of June 30, 2019, we had letters of credit outstanding of approximately $4.4 million under the facility and available borrowing of $45.6 million, excluding amounts available under the accordion feature. Advances under the line of credit bear interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.
We are required to comply with a maximum funded debt to EBITDA ratio of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At June 30, 2019, our funded debt to EBITDA ratio was 0.001 to 1.00.
11. Leases
Lease Obligations
We determine if an arrangement is a lease at inception. Operating lease ROU assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Additionally, we use the portfolio approach in determining the discount rate used to present value lease payments. We give consideration to our line of credit as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates. The ROU asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives.
We have operating and finance leases for office space and certain equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For leases beginning on or after January 1, 2019, we account for lease components separately from non-lease components for all asset classes.
Our leases have remaining terms of less than 1 to 4 years, some of which include one or more options to renew for up to 2 years, and some of which include options to terminate the leases within 1 year. The exercise of lease renewal options is at our sole discretion and such options are included in ROU assets and liabilities for renewal periods that are reasonably certain of exercise. Certain of our lease agreements include stated rental payment escalations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We sublease certain real estate to third parties. Finance leases as of June 30, 2019 were immaterial.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Leases (in thousands)	Classification	June 30, 2019
Assets
Operating lease assets	Other assets	$10,770
Liabilities
Current
Operating	Other current liabilities	$3,814
Noncurrent
Operating	Other long-term liabilities	8,013
Total lease liabilities		$11,827

The components of lease expense were as follows (in thousands):

	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense (1)	Sales, general and administrative expenses (2)	$1,137	$2,154
Sublease income	Other income	(95)	(137)
Net lease expense		$1,042	$2,017
(1) Includes short-term leases, which are immaterial.
(2) An immaterial portion of operating lease expense is included within research and development expenses and cost of sales.
Other information related to leases was as follows (in thousands, except lease term and discount rate):

Six Months Ended June 30, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,017
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	84
Weighted average remaining lease term:
Operating leases	3.5 years
Weighted average discount rate:
Operating leases	3.6%

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows (in thousands):

	Operating	Sublease income	Net
2019 Remaining	$2,248	$(164)	$2,084
2020	4,224	(82)	4,142
2021	3,340	—	3,340
2022	2,409	—	2,409
2023	1,173	—	1,173
2024	—	—	—
Thereafter	—	—	—
Total minimum lease payments	13,394	(246)	13,148
Less: Amount representing interest			(1,321)
Present value of lease payments			$11,827

As of June 30, 2019, we do not have any leases that have not yet commenced other than the land lease purchase agreement described in Note 12.

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

12. Commitments and Contingencies
Land Lease Purchase Agreement

On December 13, 2018, we entered into a Purchase and Sale Agreement ("PSA") to purchase a leasehold interest to a parcel of land located in Maricopa County, Arizona for a period of 84 years, on which we intend to construct our new headquarters. The purchase price of the land lease was $13.1 million. It is also contemplated that we will prepay the rent under the lease in the amount of $10.9 million. The PSA includes a due diligence period, during which we may terminate and forfeit our initial deposit of $0.2 million. On March 4, 2019, we entered into an amendment to the PSA which extended the due diligence period to May 3, 2019. On May 3, 2019, we entered into a second amendment to the PSA which extended the due diligence period to June 28, 2019. The second amendment also revised certain stated approval dates and removed the requirement for an additional deposit originally due at the end of the due diligence period. The land lease remains contingent upon approval by the Salt River Pima-Maricopa Indian Community.

Data Storage Purchase Commitment

In June 2019, we entered into a purchase agreement for cloud data storage with a three years term beginning July 1, 2019. The purchase agreement includes a total commitment of $50.0 million, with an up-front prepayment of $15.0 million in July 2019.
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
Other Litigation

We are a defendant in a litigation matter filed by Digital Ally Inc. (“Digital”) in the District of Kansas alleging patent infringement regarding our Axon Signal technology. Axon was granted summary judgment of non-infringement on June 17, 2019 and judgment was entered in our favor on all of Digital's claims. Digital has appealed the ruling.

We are also a defendant in a consumer class action lawsuit previously filed and dismissed in California in 2018 and now refiled in the District of Nevada on April 9, 2019 (Case No. 3:1-cv-00192) by consumer weapon purchaser Douglas Richey (“Richey”). The case alleges the TASER Pulse, X2 and X26P CEWs have a faulty safety switch based on Richey’s Pulse allegedly discharging inside its neoprene case in a jacket pocket without injury. Any such discharge was likely due to static electricity, as disclosed in our consumer warnings. We will vigorously defend this claim and the propriety of any class certification. Our motion to dismiss is pending.

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
Based on our assessment of outstanding litigation and claims as of June 30, 2019, we have determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.
Off-Balance Sheet Arrangements
Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At June 30, 2019, we had outstanding letters of credit of $4.4 million that are expected to expire in May 2020 and September 2021. Additionally, we had $24.6 million of outstanding surety bonds at June 30, 2019, with $0.4 million expiring in 2019, $0.7 million expiring in 2020, $2.3 million expiring in 2021, $3.2 million expiring in 2022, $7.5 million expiring in 2023 and the remaining $10.5 million expiring in 2024.
13. Related Party Transactions
We subscribe to various cloud-based applications from Salesforce. Bret Taylor, who was a member of our Board of Directors through June 14, 2019, serves as President and Chief Product Officer of Salesforce. We incur costs at different times throughout the year, typically in advance of services being provided, and subsequently amortize these costs ratably to expense as services are provided over the contractual term. The cost to subscribe to various cloud-based hosting arrangements from Salesforce was $0.5 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $1.0 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively. There were no amounts due to Salesforce as of June 30, 2019. Amounts due to Salesforce as of December 31, 2018 were negligible.
14. Employee Benefit Plans
We have a defined contribution 401(k) plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum amount allowed by law of their eligible compensation.
We also have a non-qualified deferred compensation plan for certain executives, employees and non-employee directors through which participants may elect to postpone the receipt and taxation of a portion of their compensation, including stock-based compensation, received from us. The non-qualified deferred compensation plan allows eligible participants to defer up to 80% of their base salary and up to 100% of other types of compensation. The plan also allows for matching and discretionary employer contributions. Employee deferrals are deemed 100% vested upon contribution. Distributions from the plan are made upon retirement, death, separation of service, specified date or upon the occurrence of an unforeseeable emergency. Distributions can be paid in a variety of forms from lump sum to installments over a period of years. Participants in the plan are entitled to select from a wide variety of investments available under the plan and are allocated gains or losses based upon the performance of the investments selected by the participant. All gains or losses are allocated fully to plan participants and we do not guarantee a rate of return on deferred balances. Assets related to this plan consist of corporate-owned life insurance contracts and are included in other assets in the condensed consolidated balance sheets; see Note 6 for balances. Participants have no rights or claims with respect to any plan assets and any such assets are subject to the claims of our general creditors.
Contributions to the plans are made by both the employee and us. Our contributions to the 401(k) plan are based on the level of employee contributions and are immediately vested. Our matching contributions to the 401(k) and non-qualified deferred compensation plans were $1.1 million and $0.8 million for the three months ended June 30, 2019 and 2018, respectively, and $2.5 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively. Future matching contributions to the plans are at our sole discretion.
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
Information relative to our reportable segments was as follows (in thousands):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	TASER	Software and Sensors [1]	Total	TASER	Software and Sensors	Total
Net sales from products	$60,423	$19,968	$80,391	$60,624	$16,097	$76,721
Net sales from services	149	31,822	31,971	—	22,505	22,505
Net sales	60,572	51,790	112,362	60,624	38,602	99,226
Cost of product sales	24,262	13,958	38,220	17,681	13,406	31,087
Cost of service sales	—	8,582	8,582	—	4,996	4,996
Cost of sales	24,262	22,540	46,802	17,681	18,402	36,083
Gross margin	$36,310	$29,250	$65,560	$42,943	$20,200	$63,143

Research and development	$3,087	$20,406	$23,493	$4,019	$14,482	$18,501

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	TASER	Software and Sensors [1]	Total	TASER	Software and Sensors	Total
Net sales from products	$125,724	$42,756	$168,480	$124,148	$33,547	$157,695
Net sales from services	239	59,453	59,692	—	42,746	42,746
Net sales	125,963	102,209	228,172	124,148	76,293	200,441
Cost of product sales	47,540	30,280	77,820	38,224	25,297	63,521
Cost of service sales	—	15,875	15,875	—	9,316	9,316
Cost of sales	47,540	46,155	93,695	38,224	34,613	72,837
Gross margin	$78,423	$56,054	$134,477	$85,924	$41,680	$127,604

Research and development	$6,799	$40,048	$46,847	$6,979	$26,641	$33,620
1 Cost of service sales for the three and six months ended June 30, 2019 includes approximately $0.9 million of third party installation costs.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of June 30, 2019, and results of operations for the three and six months ended June 30, 2019 and 2018, should be read in conjunction with the condensed consolidated financial statements and related notes included in this Report on Form 10-Q and those in our 2018 Annual Report on Form 10-K filed with the SEC on February 27, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2018 Annual Report on Form 10-K. See also "Special Note Regarding Forward-Looking Statements" on page ii of this Report on Form 10-Q.

Overview

Axon is a market-leading provider of connected public safety technology solutions. Our core mission is to protect life. We fulfill that mission through developing hardware and software products that advance the long term objectives of a) obsoleting the bullet, b) reducing social conflict, and c) enabling a fair and effective justice system.

Our revenues for the three months ended June 30, 2019 were $112.4 million, an increase of $13.1 million, or 13.2%, from the comparable period in the prior year. We had a loss from operations of $1.3 million compared to income from operations of $5.3 million for the same period in the prior year. The decrease in operating results was due to an increase in cost of sales as well as investments over the past year for additional headcount in research and development and sales, general and administrative functions to support continued and future growth. Additionally, margins were compressed related to the rollout of our newest TASER device. For the three months ended June 30, 2019, we recorded net income of $0.7 million compared to $8.5 million for the comparable period in the prior year.

Our revenues for the six months ended June 30, 2019 were $228.2 million, an increase of $27.7 million, or 13.8%, from the comparable period in the prior year. We had income from operations of $1.4 million compared to $18.9 million  for the same period in the prior year. The decrease in operating results was due to increased cost of sales, selling, general and administrative expenses, and research and development expenses to support continued and future growth. Margins were compressed related to the rollout of our newest TASER device and increased data storage expenses. For the six months ended June 30, 2019, we recorded net income of $7.2 million compared to $21.4 million for the comparable period in the prior year.

2019 Outlook

For the year ending December 31, 2019, we expect revenue to be in the range of $485 million to $495 million. We expect stock-based compensation expenses to be approximately $35 million for the full year, which is subject to change depending on our assessment of the probability of attaining operational metrics for the CEO Performance Award and XSU awards, and on the expected timing of such attainment. We expect a normalized income tax rate of between 20% and 25%; this rate can fluctuate depending on geography of income and the effects of discrete items, including changes in our stock price.
Results of Operations

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended June 30,
	2019		2018
Net sales from products	$80,391	71.5%	$76,721	77.3%
Net sales from services	31,971	28.5	22,505	22.7
Net sales	112,362	100.0	99,226	100.0
Cost of product sales	38,220	34.0	31,087	31.4
Cost of service sales	8,582	7.6	4,996	5.0
Cost of sales	46,802	41.6	36,083	36.4
Gross margin	65,560	58.4	63,143	63.6
Operating expenses:
Sales, general and administrative	43,362	38.6	39,343	39.6
Research and development	23,493	20.9	18,501	18.6
Total operating expenses	66,855	59.5	57,844	58.2
Income (loss) from operations	(1,295)	(1.1)	5,299	5.4
Interest and other income (expense), net	1,845	1.6	(295)	(0.3)
Income before provision for income taxes	550	0.5	5,004	5.1
Provision for (benefit from) income taxes	(188)	(0.2)	(3,481)	(3.5)
Net income	$738	0.7%	$8,485	8.6%
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended June 30,
	2019		2018
United States	$93,594	83%	$78,731	79%
Other countries	18,768	17	20,495	21
Total	$112,362	100%	$99,226	100%

International revenue decreased slightly compared to the prior year comparable period, driven primarily by lower sales in Canada.

Net Sales
Net sales by product line were as follows (dollars in thousands):

	Three Months Ended June 30,				Dollar Change	Percent Change
	2019		2018
TASER segment:
TASER 7	$9,298	8.3%	$—	—%	$9,298	*
TASER X26P	10,382	9.2	18,146	18.3	(7,764)	(42.8)
TASER X2	14,087	12.5	18,362	18.5	(4,275)	(23.3)
TASER Pulse and Bolt	1,118	1.0	1,101	1.1	17	1.5
Single cartridges	19,293	17.3	17,243	17.4	2,050	11.9
Axon Evidence and cloud services	109	0.1	—	—	109	*
Extended warranties	4,482	4.0	3,738	3.8	744	19.9
Other	1,803	1.6	2,034	2.0	(231)	(11.4)
Total TASER segment	60,572	54.0	60,624	61.1	(52)	(0.1)
Software and Sensors segment:
Axon Body	5,612	5.0	4,780	4.8	832	17.4
Axon Flex	1,623	1.4	1,535	1.5	88	5.7
Axon Fleet	3,120	2.8	2,715	2.7	405	14.9
Axon Dock	2,731	2.4	2,119	2.1	612	28.9
Axon Evidence and cloud services	31,821	28.3	20,357	20.6	11,464	56.3
TASER Cam	1,044	0.9	762	0.8	282	37.0
Extended warranties	4,420	3.9	2,870	2.9	1,550	54.0
Other	1,419	1.3	3,464	3.5	(2,045)	(59.0)
Total Software and Sensors segment	51,790	46.0	38,602	38.9	13,188	34.2
Total net sales	$112,362	100.0%	$99,226	100.0%	$13,136	13.2%
* Not applicable
Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Three Months Ended June 30,		Unit Change	Percent Change
	2019	2018
TASER 7	8,135	—	8,135	*
TASER X26P	9,493	18,664	(9,171)	(49.1)
TASER X2	9,759	15,537	(5,778)	(37.2)
TASER Pulse and Bolt	3,631	3,158	473	15.0
Cartridges	606,220	611,136	(4,916)	(0.8)
Axon Body	20,346	20,407	(61)	(0.3)
Axon Flex	3,508	3,281	227	6.9
Axon Fleet	2,441	2,079	362	17.4
Axon Dock	3,408	4,534	(1,126)	(24.8)
TASER Cam	1,716	1,491	225	15.1
*Not applicable
Net sales for the TASER segment decreased 0.1% primarily due to a net decrease of $2.7 million in TASER device sales, partially offset by increased cartridge and warranty revenue. Cartridge revenue increased compared to the prior year comparable period based on higher average selling prices, offsetting the decrease in the number of units sold. The decreased unit sales of X2 and X26P were partially offset by higher average selling prices. As expected, we have started to see a shift to purchases of our newest device, TASER 7, from legacy X2 and X26P devices. We expect recurring payment plan subscriptions to increase in 2019 as we drive sales of TASER 7, which includes a software subscription with Axon Evidence. Sales were negatively impacted during the three months ended June 30, 2019 due to an inventory shortfall impacting TASER 7 devices and cartridges. Our TASER 7 battery component supplier was unable to meet our quality standards as it scaled production; we have worked closely with the supplier to help it scale its manufacturing process and it is now producing at volume. As a result of the supplier not being able to timely fulfill our production needs, approximately $3 million of forecasted TASER 7 sales shifted from the three months ended June 30, 2019 to the three months ending September 30, 2019. Additionally, a design change involving a TASER 7 cartridge component led to a shortage of cartridges and therefore lower-than-expected revenue of approximately $3 million in the three months ended June 30, 2019. This design change is part of a cost optimization program to improve the long-term cost structure of our TASER 7 cartridges. We expect to fulfill this cartridge demand over the remainder of 2019.
Net sales for the Software and Sensors segment increased 34.2% as we continued to add users and associated devices to our network during the three months ended June 30, 2019. The increase in the aggregate number of users resulted in increased Axon Evidence and extended warranty revenues of $11.5 million and $1.6 million, respectively.
To gain more immediate feedback regarding activity for Software and Sensors products and services, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales), including contractual optional periods we expect to be exercised, net of cancellations, inclusive of renewals, placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Most bookings will be invoiced in subsequent periods. Due to municipal government funding rules, in some cases certain of the future period amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although we have entered into contracts for the delivery of products and services in the future and anticipate the contracts will be fulfilled, if agencies do not exercise contractual options, do not appropriate funds in future year budgets, or do enact a cancellation clause, revenue associated with these bookings may not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to our Software and Sensors segment, net of cancellations, were $142.0 million and $88.9 million during the three months ended June 30, 2019 and 2018, respectively, an increase of $53.1 million, or 59.8%.
The chart below illustrates our Software and Sensors segment quarterly bookings for each of the previous six fiscal quarters (in thousands):

$97,528
$88,860
$92,895
$109,779
$76,391
$142,004
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019

Cost of Product and Service Sales
Within the TASER segment, cost of product sales increased to $24.3 million for the three months ended June 30, 2019 from $17.7 million for the same period in 2018. Cost as a percentage of sales increased to 40.1% from 29.2%. The increase in cost of product sales was primarily attributable to the mix of products, with higher cost per unit for TASER 7 handles and cartridges as well as higher depreciation on new production equipment for the TASER 7. Additionally, cost of product sales included approximately $1.6 million in expense for TASER 7 ramp-up and optimization costs related to scrap, obsolete inventory, and higher labor costs.
Within the Software and Sensors segment, cost of product and service sales increased to $22.5 million for the three months ended June 30, 2019 from $18.4 million for the same period in 2018. Cost as a percentage of sales decreased to 43.5% from 47.7%. Cost of product sales remained relatively flat compared to the prior year comparable period. Cost of service sales increased $3.6 million driven by an increase of $1.7 million in professional services expenses following the acquisition of VIEVU in May 2018 and due to significant Fleet installations during the three months ended June 30, 2019.
Gross Margin
As a percentage of net sales, gross margin for the TASER segment decreased to 59.9% from 70.8% for the three months ended June 30, 2019 and 2018, respectively. TASER 7 devices have a lower average selling price per unit than legacy products due to the bundle of products and services included, as well as trade in credits provided to certain customers purchasing TASER 7 devices.
As a percentage of net sales, gross margin for the Software and Sensors segment increased to 56.5% from 52.3% for the three months ended June 30, 2019 and 2018, respectively. Within the Software and Sensors segment, hardware gross margin was 30.1% for the three months ended June 30, 2019 compared to 16.7% for the same period in 2018, while the service margins were 73.0% and 77.8% during those same periods, respectively.
Sales, General and Administrative Expenses
Sales, general and administrative ("SG&A") expenses were comprised as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2019	2018
Total sales, general and administrative expenses	$43,362	$39,343	$4,019	10.2
Sales, general, and administrative as a percentage of net sales	38.6%	39.6%
Stock-based compensation expense increased $2.2 million in comparison to the prior quarter, which was primarily attributable to an increase of $0.9 million in expense related to the CEO Performance Award and expense of $0.8 million related to our XSPP. Sales and marketing expenses increased $2.9 million, driven primarily by a $1.7 million increase in commissions tied to higher revenues. Also contributing to the increase were higher promotions, sponsorships, and tradeshow expenses primarily related to Axon Accelerate, our annual tech conference for public safety, for which attendance increased by nearly 50% over the prior year.
During the three months ended June 30, 2019, we abandoned certain capitalized software assets related to implementation work on an enterprise resource planning system conversion, resulting in an impairment charge of $1.3 million, which was included in sales, general and administrative expense in the accompanying condensed consolidated statement of operations. This expense was offset by decreases in other SG&A expenses, including bad debt expense.
Research and Development Expenses
Research and development ("R&D") expenses were comprised as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2019	2018
Total research and development expenses	$23,493	$18,501	$4,992	27.0
Research and development as a percentage of net sales	20.9%	18.6%
The increase in R&D expense was fully attributable to our Software and Sensors segment. Within the TASER segment, R&D expense decreased $0.9 million, due to lower headcount and a decrease in hardware spending, which was higher during the prior year comparable period leading up to the TASER 7 launch. R&D expense for the Software and Sensors segment increased $5.9 million, primarily due to a $4.9 million increase related to salaries and benefits, inclusive of stock-based compensation. We expect R&D expense to continue to increase in absolute dollars as we focus on growing the Software and Sensors segment as we add headcount and additional resources to develop new products and services to further advance our scalable cloud-connected device platform. These investments include Axon Records and computer-aided dispatch software. We believe that these investments will result in an increase in our subscription revenue base, which over time will result in revenue increasing faster than the increase in SG&A expenses and R&D costs, as we reach economies of scale.
Interest and Other Income (Expense), Net
Interest and other income (expense), net was $1.8 million for the three months ended June 30, 2019 compared to a net expense of $0.3 million for the same period in 2018. The increase was primarily attributable to increased investment interest income on our higher average balance of cash, cash equivalents and investments.
Provision for Income Taxes
The provision for income taxes was a benefit of $0.2 million for the three months ended June 30, 2019, which was an effective tax rate of (34.2)%. Our estimated full year effective income tax rate for 2019, before discrete period adjustments, is 21.4%, which is greater than the federal statutory rate, primarily due to state taxes and non-deductible expenses for items such as meals and entertainment, executive compensation limited under IRC Section 162(m), lobbying fees, and an income inclusion from GILTI, offset by a reduction for FDII and R&D tax credits. The effective tax rate was favorably impacted by a $0.6 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs that vested or stock options that were exercised during the three months ended June 30, 2019. This was offset by an unfavorable discrete item of $0.3 million related to the write off of certain deferred tax assets related to future stock compensation vests for certain officers for whom deductibility of compensation is limited by IRC Section 162(m).
Net Income
Our net income decreased by $7.7 million to $0.7 million for the three months ended June 30, 2019 compared to $8.5 million for the same period in 2018. Net income per basic and diluted share was $0.01 for the three months ended June 30, 2019 compared to $0.15 per basic and diluted share for the same period in 2018.

Three Months Ended June 30, 2019 Compared to the Three Months Ended March 31, 2019
Net Sales
Net sales by product line were as follows (dollars in thousands):

	Three Months Ended June 30, 2019		Three Months Ended March 31, 2019		Dollar Change	Percent Change
TASER segment:
TASER 7	$9,298	8.3%	$9,954	8.6%	$(656)	(6.6)%
TASER X26P	10,382	9.2	15,872	13.7	(5,490)	(34.6)
TASER X2	14,087	12.5	13,085	11.3	1,002	7.7
TASER Pulse and Bolt	1,118	1.0	670	0.6	448	66.9
Single cartridges	19,293	17.3	19,160	16.6	133	0.7
Axon Evidence and cloud services	109	0.1	36	—	73	*
Extended warranties	4,482	4.0	4,316	3.7	166	3.8
Other	1,803	1.6	2,298	2.0	(495)	(21.5)
Total TASER segment	60,572	54.0	65,391	56.5	(4,819)	(7.4)
Software and Sensors segment:
Axon Body	5,612	5.0	6,445	5.6	(833)	(12.9)
Axon Flex	1,623	1.4	1,224	1.1	399	32.6
Axon Fleet	3,120	2.8	3,516	3.0	(396)	(11.3)
Axon Dock	2,731	2.4	3,312	2.9	(581)	(17.5)
Axon Evidence and cloud services	31,821	28.3	27,618	23.7	4,203	15.2
TASER Cam	1,044	0.9	903	0.8	141	15.6
Extended warranties	4,420	3.9	4,930	4.3	(510)	(10.3)
Other	1,419	1.3	2,471	2.1	(1,052)	(42.6)
Total Software and Sensors segment	51,790	46.0	50,419	43.5	1,371	2.7
Total net sales	$112,362	100.0%	$115,810	100.0%	$(3,448)	(3.0)%
*Not applicable.
Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Three Months Ended June 30, 2019	Three Months Ended March 31, 2019	Unit Change	Percent Change
TASER 7	8,135	8,835	(700)	(7.9)%
TASER X26P	9,493	14,985	(5,492)	(36.6)
TASER X2	9,759	9,861	(102)	(1.0)
TASER Pulse and Bolt	3,631	1,253	2,378	189.8
Cartridges	606,220	616,517	(10,297)	(1.7)
Axon Body	20,346	25,848	(5,502)	(21.3)
Axon Flex	3,508	3,591	(83)	(2.3)
Axon Fleet	2,441	1,735	706	40.7
Axon Dock	3,408	4,994	(1,586)	(31.8)
TASER Cam	1,716	1,741	(25)	(1.4)
Net sales within the TASER segment decreased by approximately $4.8 million or 7.4% as compared to the prior quarter. Sales were negatively impacted by a total of $6.0 million during the three months ended June 30, 2019 due to the inventory shortfall impacting TASER 7 devices and cartridges. Revenues for TASER devices decreased $4.7 million driven by the decrease in unit sales, partially offset by higher average selling prices for X2 and X26P legacy devices. Trade-in credits for certain customers negatively impacted the average selling price for TASER 7 devices.

Within the Software and Sensors segment, net sales increased 2.7% as we continued to add users and associated devices to our network during the three months ended June 30, 2019. The increase in the aggregate number of users resulted in increased Axon Evidence revenues of $4.2 million as we continued to add users to our network, resulting in higher service revenues. The increase was partially offset by a decline in hardware revenues. Unit sales for Axon Body cameras slowed in advance of the release of the new Axon Body 3, which is anticipated in the third quarter of 2019.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Six Months Ended June 30,
	2019		2018
Net sales from products	$168,480	73.8%	$157,695	78.7%
Net sales from services	59,692	26.2	42,746	21.3
Net sales	228,172	100.0	200,441	100.0
Cost of product sales	77,820	34.1	63,521	31.7
Cost of service sales	15,875	7.0	9,316	4.6
Cost of sales	93,695	41.1	72,837	36.3
Gross margin	134,477	58.9	127,604	63.7
Operating expenses:
Sales, general and administrative	86,254	37.8	75,102	37.5
Research and development	46,847	20.5	33,620	16.8
Total operating expenses	133,101	58.3	108,722	54.3
Income from operations	1,376	0.6	18,882	9.4
Interest and other income, net	4,158	1.8	968	0.5
Income before provision for income taxes	5,534	2.4	19,850	9.9
Provision for (benefit from) income taxes	(1,623)	(0.7)	(1,561)	(0.8)
Net income	$7,157	3.1%	$21,411	10.7%
The following table presents our revenues disaggregated by geography (in thousands):

	Six Months Ended June 30,
	2019		2018
United States	$187,927	82%	$156,681	78%
Other countries	40,245	18	43,760	22
Total	$228,172	100%	$200,441	100%

International revenue decreased slightly compared to the prior year comparable period, driven primarily by large sales in the prior year period in the Asia Pacific region and in Canada that did not recur in the current period.

Net Sales
Net sales by product line were as follows (dollars in thousands):

	Six Months Ended June 30,				Dollar Change	Percent Change
	2019		2018
TASER segment:
TASER 7	$19,252	8.4%	$—	—%	$19,252	*
TASER X26P	26,254	11.5	34,620	17.3	(8,366)	(24.2)
TASER X2	27,172	11.9	42,294	21.1	(15,122)	(35.8)
TASER Pulse and Bolt	1,788	0.8	2,447	1.2	(659)	(26.9)
Single cartridges	38,453	16.8	33,357	16.6	5,096	15.3
Axon Evidence and cloud services	145	0.1	—	—	145	*
Extended warranties	8,798	3.9	7,444	3.7	1,354	18.2
Other	4,101	1.8	3,986	2.0	115	2.9
Total TASER segment	125,963	55.2	124,148	61.9	1,815	1.5
Software and Sensors segment:
Axon Body	12,057	5.3	10,338	5.2	1,719	16.6
Axon Flex	2,847	1.2	3,204	1.6	(357)	(11.1)
Axon Fleet	6,636	2.9	4,831	2.4	1,805	37.4
Axon Dock	6,043	2.6	5,154	2.6	889	17.2
Axon Evidence and cloud services	59,439	26.1	40,598	20.2	18,841	46.4
TASER Cam	1,947	0.9	2,122	1.1	(175)	(8.2)
Extended warranties	9,350	4.1	5,360	2.7	3,990	74.4
Other	3,890	1.7	4,686	2.3	(796)	(17.0)
Total Software and Sensors segment	102,209	44.8	76,293	38.1	25,916	34.0
Total net sales	$228,172	100.0%	$200,441	100.0%	$27,731	13.8%
* Not applicable
Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Six Months Ended June 30,		Unit Change	Percent Change
	2019	2018
TASER 7	16,970	—	16,970	*
TASER X26P	24,478	34,384	(9,906)	(28.8)
TASER X2	19,620	36,038	(16,418)	(45.6)
TASER Pulse and Bolt	4,884	7,158	(2,274)	(31.8)
Cartridges	1,222,737	1,144,088	78,649	6.9
Axon Body	46,194	42,176	4,018	9.5
Axon Flex	7,099	6,974	125	1.8
Axon Fleet	4,176	3,936	240	6.1
Axon Dock	8,402	10,378	(1,976)	(19.0)
TASER Cam	3,457	5,019	(1,562)	(31.1)
*Not applicable
Net sales for the TASER segment increased 1.5% primarily as a result of increased cartridge revenue, partially offset by a net decrease of $4.9 million in TASER device sales. Cartridge revenues increased due to both increased unit sales and an increase in average selling price. The decreased unit sales of X2 and X26P and consumer devices were partially offset by higher average selling prices. As expected, we have started to see a shift to purchases of our newest device, TASER 7, from legacy X2 and X26P devices. We expect recurring payment plan subscriptions to increase in 2019 as we drive sales of TASER 7, which includes a software subscription with Axon Evidence. Sales were negatively impacted by a total of $6.0 million during the three months ended June 30, 2019 due to the inventory shortfall impacting TASER 7 devices and cartridges.
Net sales for the Software and Sensors segment increased 34.0% as we continued to add users and associated devices to our network during the six months ended June 30, 2019. The increase in the aggregate number of users resulted in increased Axon Evidence and extended warranty revenues of $18.8 million and $4.0 million, respectively. Additionally, we recorded a $1.8 million increase in revenue related to Axon Fleet driven by increased pricing.

Cost of Product and Service Sales
Within the TASER segment, cost of product sales increased to $47.5 million for the six months ended June 30, 2019 from $38.2 million for the same period in 2018. Cost as a percentage of sales increased to 37.7% from 30.8%. The increase in cost of product sales was primarily attributable to the mix of products, with higher cost per unit for TASER 7 handles and cartridges as well as higher depreciation on new production equipment for the TASER 7. Additionally, cost of product sales included approximately $2.3 million in expense for TASER 7 ramp-up and optimization costs related to scrap, obsolete inventory, and higher labor costs.
Within the Software and Sensors segment, cost of product and service sales increased to $46.2 million for the six months ended June 30, 2019 from $34.6 million for the same period in 2018. Cost as a percentage of sales decreased slightly to 45.2% from 45.4%. Cost of product sales increased $5.0 million primarily driven by the impact of increased units as well as increased freight and customs expenses. Cost of service sales increased $6.6 million driven by a $2.8 million increase in third party cloud data storage costs, and by a $2.8 million increase in professional services expense due to both significant Fleet installations during the six months ended June 30, 2019 and an overall increase following the acquisition of VIEVU in May 2018. In June 2019, we entered into a purchase agreement for cloud data storage with a three year term beginning July 1, 2019. We expect that this agreement, in combination with moving certain data into archive storage, will limit our future storage costs at or near current levels, despite anticipated increases in the amount of data stored.
Gross Margin
As a percentage of net sales, gross margin for the TASER segment decreased to 62.3% from 69.2% for the six months ended June 30, 2019 and 2018, respectively. TASER 7 devices have a lower average selling price per unit than legacy products due to the bundle of products and services included, as well as trade in credits provided to certain customers purchasing TASER 7 devices.
As a percentage of net sales, gross margin for the Software and Sensors segment increased slightly to 54.8% from 54.6%. Within the Software and Sensors segment, hardware gross margin was 29.2% for the six months ended June 30, 2019 compared to 24.6% for the same period in 2018, while the service margins were 73.3% and 78.2% during those same periods, respectively.
Sales, General and Administrative Expenses
SG&A expenses were comprised as follows (dollars in thousands):

	Six Months Ended June 30,		Dollar Change	Percent Change
	2019	2018
Total sales, general and administrative expenses	$86,254	$75,102	$11,152	14.8
Sales, general, and administrative as a percentage of net sales	37.8%	37.5%
Stock-based compensation expense increased $4.6 million in comparison to the prior year comparable period, which was primarily attributable to an increase of $2.3 million in expense related to the CEO Performance Award and expense of $1.2 million related to our XSPP. Salaries, benefits and bonus expenses increased $2.6 million primarily due to a continued increase in headcount. Sales and marketing expenses increased $3.8 million driven primarily by a $2.5 million increase in commissions tied to higher revenues and increased promotions, sponsorship, and tradeshow expenses primarily related to Axon Accelerate.

Research and Development Expenses
R&D expenses were comprised as follows (dollars in thousands):

	Six Months Ended June 30,		Dollar Change	Percent Change
	2019	2018
Total research and development expenses	$46,847	$33,620	$13,227	39.3
Research and development as a percentage of net sales	20.5%	16.8%
The increase in R&D expense was fully attributable to our Software and Sensors segment. R&D expense for the Software and Sensors segment increased $13.4 million, primarily due to an $11.0 million increase related to salaries and benefits, inclusive of stock-based compensation. We expect R&D expense to continue to increase in absolute dollars as we focus on growing the Software and Sensors segment as we add headcount and additional resources to develop new products and services to further advance our scalable cloud-connected device platform. These investments include Axon Records and computer-aided dispatch software. We believe that these investments will result in an increase in our subscription revenue base, which over time will result in revenue increasing faster than the increase in SG&A expenses and R&D costs, as we reach economies of scale.
Interest and Other Income (Expense), Net
Interest and other income, net was $4.2 million for the six months ended June 30, 2019 compared to $1.0 million for the same period in 2018. The increase was primarily attributable to increased investment interest income on our higher average balance of cash, cash equivalents and investments.
Provision for Income Taxes
The provision for income taxes was a benefit of $1.6 million for the six months ended June 30, 2019, which was an effective tax rate of (29.3)%. Our estimated full year effective income tax rate for 2019, before discrete period adjustments, is 21.4%, which is greater than the federal statutory rate, primarily due to state taxes and non-deductible expenses for items such as meals and entertainment, executive compensation limited under IRC Section 162(m), lobbying fees, and an income inclusion from GILTI, offset by a reduction for FDII and R&D tax credits. The effective tax rate was favorably impacted by a $3.3 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs that vested or stock options that were exercised during the six months ended June 30, 2019. This was offset by an unfavorable discrete item of $0.6 million related to the write off of certain deferred tax assets related to future stock compensation vests for certain officers for whom deductibility of compensation is limited by IRC Section 162(m).
Net Income
Our net income decreased by $14.3 million to $7.2 million for the six months ended June 30, 2019 compared to $21.4 million for the same period in 2018. Net income per basic and diluted share was $0.12 for the six months ended June 30, 2019 compared to $0.39 per basic share and $0.38 per diluted share for the same period in 2018.

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

EBITDA and Adjusted EBITDA (CEO Performance Award) reconciles to net income as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$738	$6,419	$8,485	$7,157	$21,411
Depreciation and amortization	2,687	2,800	2,750	5,487	5,161
Interest expense	17	6	17	23	37
Investment interest income	(1,630)	(2,003)	(595)	(3,633)	(670)
Provision for (benefit from) income taxes	(188)	(1,435)	(3,481)	(1,623)	(1,561)
EBITDA	$1,624	$5,787	$7,176	$7,411	$24,378

Adjustments:
Stock-based compensation expense	8,627	7,905	4,954	16,532	9,047
Adjusted EBITDA (CEO Performance Award)	$10,251	$13,692	$12,130	$23,943	$33,425

Liquidity and Capital Resources
Summary
As of June 30, 2019, we had $221.3 million of cash, cash equivalents and restricted cash, a decrease of $129.7 million as compared to December 31, 2018. The decrease in the balance of cash, cash equivalents and restricted cash was primarily attributable to the net purchase of investments of $116.7 million. As of June 30, 2019, we had $219.7 million of cash and cash equivalents, of which $48.0 million was held in foreign locations. Our ongoing sources of cash include cash on hand, investments, and cash flows from operations. In addition, our $50.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. Advances under the line of credit bear interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.
As of June 30, 2019, we had letters of credit outstanding of $4.4 million, leaving the net amount available for borrowing of $45.6 million. The facility matures on December 31, 2021, and has an accordion feature which allows for an increase in the total line of credit up to $100.0 million, subject to certain conditions, including the availability of additional bank commitments. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At June 30, 2019 and December 31, 2018, there were no borrowings under the line other than the outstanding letters of credit.
Our agreement with the bank requires us to comply with a maximum funded debt to EBITDA ratio, as defined, of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At June 30, 2019, our funded debt to EBITDA ratio was 0.001 to 1.00.

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

Based on our strong balance sheet and the fact that we do not have long-term debt at June 30, 2019, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions and other liquidity requirements through at least the next 12 months. We and our Board of Directors may consider repurchases of our common stock from time to time. Further repurchases of our common stock would take place on the open market, would be financed with available cash and are subject to market and business conditions.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$(2,576)	$16,106
Net cash used in investing activities	(124,878)	(7,226)
Net cash provided by (used in) financing activities	(2,028)	223,197
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(252)	(538)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(129,734)	$231,539

Operating activities
Net cash used in operating activities in the first six months of 2019 of $2.6 million reflects $7.2 million in net income, non-cash income statement items totaling $24.7 million, and a negative impact on cash of $34.5 million for the net change in operating assets and liabilities. Included in the non-cash items were $5.5 million in depreciation and amortization expense and $16.5 million in stock-based compensation expense. Cash used in operations was impacted by increased accounts and notes receivable and contract assets of $11.0 million, decreased accounts payable, accrued liabilities and other liabilities of $16.8 million, increased inventory of $7.5 million, and increased prepaid expenses and other assets of $5.8 million. The increase in accounts and notes receivable and contract assets was attributable to increased sales over the last several quarters, primarily sales made under subscription plans. The decrease in accounts payable, accrued liabilities and other liabilities was primarily attributable to the timing of payments for our annual bonus plan. Cash used in operations was positively impacted by various other operating items, including increased deferred revenue of $6.6 million.

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

Investing activities
We used $124.9 million in investing activities during the first six months of 2019, which was comprised of $116.7 million for the purchase of investments, net of proceeds, and $8.2 million for the purchase of property and equipment and intangible assets.

We used $7.2 million in investing activities during the first six months of 2018. Maturities and calls of investments, net of purchases, were $2.7 million. We invested $4.9 million in the purchase of property and equipment and intangible assets in addition to our $5.0 million investment related to the acquisition of VIEVU, LLC.

Financing activities
Net cash used in financing activities was $2.0 million during the first six months of 2019. During the first six months of 2019, we paid income and payroll taxes of $2.1 million on behalf of employees who net-settled stock awards during the period, which was partially offset by proceeds from options exercised of $0.1 million.

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
We have granted a total of 12.9 million performance-based awards (options and restricted stock units) of which 12.0 million are outstanding as of June 30, 2019, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions, our future sales targets, operating performance, and market capitalization. These awards will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of the fair value of stock-based compensation and consequently, the related amount recognized in our condensed consolidated statements of operations and comprehensive income.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, and corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. Based on investment positions as of June 30, 2019, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.3 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
Additionally, we have access to a $50.0 million line of credit borrowing facility which bears interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to EBITDA ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $4.4 million at June 30, 2019. At June 30, 2019, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $45.6 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The discussion under the headings Product Litigation, Other Litigation, and U.S. Federal Trade Commission Investigation in Note 12 of the notes to our condensed consolidated financial statements included in PART I, ITEM 1 of this Report on Form 10-Q is incorporated by reference herein.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

None.

Item 6. Exhibits

10.1	Executive Employment Agreement by and between Axon Enterprise, Inc. and Luke S. Larson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 4, 2019)
10.2	Executive Employment Agreement by and between Axon Enterprise, Inc. and Jawad A. Ahsan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed June 4, 2019)
10.3	Executive Employment Agreement by and between Axon Enterprise, Inc. and Joshua M. Isner (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed June 4, 2019)
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report for the quarter ended June 30, 2019, formatted in Inline XBRL

*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	August 9, 2019
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2019	By:	/s/ JAWAD A. AHSAN
Chief Financial Officer
(Principal Financial and
Accounting Officer)