Form 10-Q
period 2019-09-30
AXON ENTERPRISE, INC.
filed 2019-11-08
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The number of shares of the registrant’s common stock outstanding as of October 31, 2019 was 59,340,965.

AXON ENTERPRISE, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

Page

Special Note Regarding Forward-Looking Statements	ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018	1
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2019 and 2018	2
Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Three Months and Nine Months Ended September 30, 2019 and 2018	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	39
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	40
Item 1A. Risk Factors	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	40
Item 4. Mine Safety Disclosures	40
Item 5. Other Information	40
Item 6. Exhibits	41
SIGNATURES	42

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. The following important factors could cause actual results to differ materially from those in the forward-looking statements: customer purchase behavior, including adoption of our software as a service delivery model; the impact of product mix on projected gross margins; our ability to manage our supply chain and avoid production delays, shortages, and impacts to expected gross margins; changes in the costs of product components and labor; defects in our products; delayed cash collections and possible credit losses due to our subscription model; exposure to international operational risks; our ability to design, introduce and sell new products or features; our ability to defend against litigation and protect our intellectual property, and the resulting costs of this activity; our exposure to cancellations of government contracts due to appropriation clauses, exercise of a cancellation clause, or non-exercise of contractually optional periods; loss of customer data, a breach of security or an extended outage, including our reliance on third party cloud-based storage providers; negative media publicity regarding our products; changes in government regulations in the U.S. and in foreign markets, especially related to the classification of our product by the United States Bureau of Alcohol, Tobacco, Firearms and Explosives and to evolving regulations surrounding privacy and data protection; our ability to integrate acquired businesses; our ability to attract and retain key personnel; and counter-party risks relating to cash balances held in excess of FDIC insurance limits. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. The Annual Report on Form 10-K that we filed with the Securities and Exchange Commission ("SEC") on February 27, 2019 listed various important factors that could cause actual results to differ materially from expected and historical results. These factors are intended as cautionary statements for investors within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Readers can find them under the heading “Risk Factors” in the Report on Form 10-K and in this Report on Form 10-Q, and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the SEC. Our filings with the SEC may be accessed at the SEC’s web site at www.sec.gov.

ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AXON ENTERPRISE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$202,551	$349,462
Short-term investments	108,913	—
Accounts and notes receivable, net of allowance of $1,983 and $1,882 as of September 30, 2019 and December 31, 2018, respectively	149,013	130,579
Contract assets, net	33,602	13,960
Inventory	40,666	33,763
Prepaid expenses and other current assets	41,277	30,391
Total current assets	576,022	558,155
Property and equipment, net of accumulated depreciation of $38,470 and $39,885 as of September 30, 2019 and December 31, 2018, respectively	42,592	37,893
Deferred income tax assets, net	23,290	19,347
Intangible assets, net	13,528	15,935
Goodwill	24,876	24,981
Long-term investments	41,391	—
Long-term notes receivable, net of current portion	33,463	40,230
Other assets	37,142	22,999
Total assets	$792,304	$719,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,638	$15,164
Accrued liabilities	35,745	41,092
Current portion of deferred revenue	127,160	107,016
Customer deposits	2,294	2,702
Other current liabilities	3,997	37
Total current liabilities	183,834	166,011
Deferred revenue, net of current portion	82,149	74,417
Liability for unrecognized tax benefits	3,443	2,849
Long-term deferred compensation	3,694	3,235
Other long-term liabilities	11,537	5,704
Total liabilities	284,657	252,216
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 59,320,793 and 58,810,637 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	480,747	453,400
Treasury stock at cost, 20,220,227 shares as of September 30, 2019 and December 31, 2018	(155,947)	(155,947)
Retained earnings	184,644	171,383
Accumulated other comprehensive loss	(1,798)	(1,513)
Total stockholders’ equity	507,647	467,324
Total liabilities and stockholders’ equity	$792,304	$719,540
The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales from products	$96,497	$80,923	$264,977	$238,618
Net sales from services	34,340	23,913	94,032	66,659
Net sales	130,837	104,836	359,009	305,277
Cost of product sales	42,445	32,953	120,265	96,474
Cost of service sales	8,223	6,250	24,098	15,566
Cost of sales	50,668	39,203	144,363	112,040
Gross margin	80,169	65,633	214,646	193,237
Operating expenses:
Sales, general and administrative	48,424	39,685	134,678	114,787
Research and development	25,129	21,982	71,976	55,602
Total operating expenses	73,553	61,667	206,654	170,389
Income from operations	6,616	3,966	7,992	22,848
Interest and other income (expense), net	1,820	1,274	5,978	2,242
Income before provision for income taxes	8,436	5,240	13,970	25,090
Provision for (benefit from) income taxes	2,332	(471)	709	(2,032)
Net income	$6,104	$5,711	$13,261	$27,122
Net income per common and common equivalent shares:
Basic	$0.10	$0.10	$0.22	$0.49
Diluted	$0.10	$0.10	$0.22	$0.47
Weighted average number of common and common equivalent shares outstanding:
Basic	59,278	58,340	59,128	55,681
Diluted	60,059	59,805	59,938	57,254

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$6,104	$5,711	$13,261	$27,122
Foreign currency translation adjustments	(227)	(107)	(285)	(159)
Comprehensive income	$5,877	$5,604	$12,976	$26,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2018	58,810,637	$1	$453,400	20,220,227	$(155,947)	$171,383	$(1,513)	$467,324
Issuance of common stock under employee plans, net	298,649	—	(1,159)	—	—	—	—	(1,159)
Stock-based compensation	—	—	7,905	—	—	—	—	7,905
Net income	—	—	—	—	—	6,419	—	6,419
Foreign currency translation adjustments	—	—	—	—	—	—	50	50
Balance, March 31, 2019	59,109,286	1	460,146	20,220,227	(155,947)	177,802	(1,463)	480,539
Issuance of common stock under employee plans, net	71,832	—	(869)	—	—	—	—	(869)
Stock-based compensation	—	—	8,627	—	—	—	—	8,627
Issuance of common stock for business combination contingent consideration	70,613	—	—	—	—	—	—	—
Net income	—	—	—	—	—	738	—	738
Foreign currency translation adjustments	—	—	—	—	—	—	(108)	(108)
Balance, June 30, 2019	59,251,731	1	467,904	20,220,227	(155,947)	178,540	(1,571)	488,927
Issuance of common stock under employee plans, net	69,062	—	(1,134)	—	—	—	—	(1,134)
Stock-based compensation	—	—	13,977	—	—	—	—	13,977
Net income	—	—	—	—	—	6,104	—	6,104
Foreign currency translation adjustments	—	—	—	—	—	—	(227)	(227)
Balance, September 30, 2019	59,320,793	$1	$480,747	20,220,227	$(155,947)	$184,644	$(1,798)	$507,647

	Common Stock		Additional Paid-in Capital	Treasury Stock				Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares		Amount
Balance, December 31, 2017	52,969,869	$1	$201,672	20,220,227		$(155,947)		$123,185	$(1,467)	$167,444
Cumulative effect of applying a change in accounting principle	—	—	—	—		—		18,994	—	18,994
Issuance of common stock under employee plans, net	337,214	—	(3,421)	—		—		—	—	(3,421)
Stock-based compensation	—	—	4,093	—		—		—	—	4,093
Net income	—	—	—	—		—		12,926	—	12,926
Foreign currency translation adjustments	—	—	—	—		—		—	(707)	(707)
Balance, March 31, 2018	53,307,083	1	202,344	20,220,227		(155,947)		155,105	(2,174)	199,329
Issuance of common stock	4,645,000	—	233,993	—		—		—	—	233,993
Issuance of common stock for business combination	58,843	—	8,226	—		—		—	—	8,226
Issuance of common stock under employee plans, net	278,687	—	(6,800)	—	—	—	—	—	—	(6,800)
Stock-based compensation	—	—	4,954	—	—	—	—	—	—	4,954
Net income	—	—	—	—	—	—	—	8,485	—	8,485
Foreign currency translation adjustments	—	—	—	—		—		—	655	655
Balance, June 30, 2018	58,289,613	1	442,717	20,220,227		(155,947)		163,590	(1,519)	448,842
Issuance of common stock under employee plans	130,129	—	(1,039)	—		—		—	—	(1,039)
Stock-based compensation	—	—	6,255	—		—		—	—	6,255
Net income	—	—	—	—		—		5,711	—	5,711
Foreign currency translation adjustments	—	—	—	—		—		—	(107)	(107)
Balance, September 30, 2018	58,419,742	$1	$447,933	20,220,227		$(155,947)		$169,301	$(1,626)	$459,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$13,261	$27,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,196	8,226
Loss on disposal and impairment of property and equipment, net	2,408	290
Loss on disposal and abandonment of intangible assets	51	2,103
Stock-based compensation	30,195	15,302
Deferred income taxes	(3,946)	(2,326)
Unrecognized tax benefits	594	99
Other noncash, net	2,923	34
Change in assets and liabilities:
Accounts and notes receivable and contract assets	(30,497)	(51,172)
Inventory	(6,302)	9,033
Prepaid expenses and other assets	(11,967)	(12,081)
Accounts payable, accrued and other liabilities	(13,528)	4,306
Deferred revenue	28,476	31,700
Net cash provided by operating activities	19,864	32,636
Cash flows from investing activities:
Purchases of investments	(242,693)	(4,331)
Proceeds from maturity/call of investments	92,207	10,658
Purchases of property and equipment	(12,111)	(6,880)
Purchases of intangible assets	(328)	(460)
Business acquisitions	—	(4,990)
Net cash used in investing activities	(162,925)	(6,003)
Cash flows from financing activities:
Net proceeds from equity offering	—	233,993
Proceeds from options exercised	106	713
Income and payroll tax payments for net-settled stock awards	(3,268)	(11,973)
Payment of contingent consideration for a business acquisition	—	(575)
Net cash provided by (used in) financing activities	(3,162)	222,158
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(678)	(381)
Net increase (decrease) in cash, cash equivalents and restricted cash	(146,901)	248,410
Cash, cash equivalents and restricted cash, beginning of period	351,027	78,438
Cash, cash equivalents and restricted cash, end of period	$204,126	$326,848

Supplemental disclosures:
Cash and cash equivalents	$202,551	$324,371
Restricted cash (Note 1)	1,575	2,477
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$204,126	$326,848

Cash paid for income taxes, net of refunds	$2,422	$7,957

Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$1,047	$1,114
Non-cash purchase consideration related to business combinations	$—	$12,508
Commission converted to stock-based award	$314	$—
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
Basis of Presentation and Use of Estimates
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2018, as filed on Form 10-K, with the exception of our adoption of certain accounting pronouncements which we describe below. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

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
Segment Information
Our operations are comprised of two reportable segments: the manufacture and sale of conducted electrical weapons ("CEWs"), batteries, accessories, extended warranties and other products and services (the “TASER” segment); and the development, manufacture, and sale of software and sensors, which includes the sale of devices, wearables, applications, cloud and mobile products (collectively, the “Software and Sensors” segment). Revenue from our “products” in the Software and Sensors segment are generally from sales of sensors, including on-officer body cameras, Axon Fleet cameras, other hardware sensors, warranties on sensors, and other products, and is sometimes referred to as "Sensors and Other revenue." Revenue from our “services” in the Software and Sensors segment consist of sales related to the Axon Cloud, which includes Axon Evidence, cloud-based evidence management software revenue, other recurring cloud-hosted software revenue and related professional services, and is sometimes referred to as "Axon Cloud revenue." Within the Software and Sensors segment, we include only revenues and costs attributable to that segment, which costs include: costs of sales for both products and services, direct labor, product management and research and development ("R&D") for products included, or to be included, within the Software and Sensors segment. All other costs are included in the TASER segment.

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
Geographic Information and Major Customers / Suppliers
For the three and nine months ended September 30, 2019 and 2018, no individual country outside the U.S. represented more than 10% of total net sales. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of our customers. For the three and nine months ended September 30, 2019 and 2018, no customer represented more than 10% of total net sales. At September 30, 2019 and December 31, 2018, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets.
We currently purchase both off the shelf and custom components, including, but not limited to, finished circuit boards, injection-molded plastic components, small machined parts, custom cartridge components, electronic components, and off the shelf sub-assemblies from suppliers located in the U.S., Canada, China, Israel, Mexico, Republic of Korea, and Taiwan. Although we currently obtain many of these components from single source suppliers, we own the injection molded component tooling, most of the designs, and the test fixtures used in their production for all custom components. As a result, we believe we could obtain alternative suppliers in most cases without incurring significant production delays. We also strategically hold safety stock levels on custom components to further reduce this risk. For off the shelf components, we believe that in most cases there are readily available alternative suppliers who can consistently meet our needs for these components. We acquire most of our components on a purchase order basis and do not have any significant long-term contracts with component suppliers.
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
The calculation of the weighted average number of shares outstanding and earnings per share are as follows (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per share:
Net income	$6,104	$5,711	$13,261	$27,122
Denominator:
Weighted average shares outstanding	59,278	58,340	59,128	55,681
Dilutive effect of stock-based awards	781	1,465	810	1,573
Diluted weighted average shares outstanding	60,059	59,805	59,938	57,254
Anti-dilutive stock-based awards excluded	12,477	6,793	12,546	6,760
Net income per common share:
Basic	$0.10	$0.10	$0.22	$0.49
Diluted	$0.10	$0.10	$0.22	$0.47

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
Changes in our estimated product warranty liabilities were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Balance, beginning of period	$898	$644
Utilization of accrual	(718)	(384)
Warranty expense	891	699
Balance, end of period	$1,071	$959

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

We have cash equivalents and investments, which at September 30, 2019 and December 31, 2018 were comprised of money market funds and, at September 30, 2019, also included agency bonds, corporate bonds, municipal bonds, and U.S. Treasury repurchase agreements. See additional disclosure regarding the fair value of our cash equivalents and investments in Note 3. Included in the balance of other assets as of September 30, 2019 and December 31, 2018 was $4.0 million and $3.6 million, respectively, related to corporate-owned life insurance policies which are used to fund our deferred compensation plan. We determine the fair value of insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.
Our financial instruments also include accounts and notes receivable, contract assets, accounts payable and accrued liabilities. As these instruments are generally short-term in nature, their carrying values approximate their fair values on the accompanying condensed consolidated balance sheets.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Cash

Restricted cash balances as of September 30, 2019 and December 31, 2018 included $0.9 million of sales proceeds related to long-term contracts with customers, which were included in prepaid expenses and other current assets on our condensed consolidated balance sheets. The proceeds are held in escrow until certain billing milestones are achieved, and then specified amounts are transferred to our operating accounts. Restricted cash balances as of September 30, 2019 and December 31, 2018 also included $0.7 million related to a performance guarantee for an international customer sales contract, which were included in other assets on our accompanying condensed consolidated balance sheets.
Valuation of Goodwill, Intangibles and Long-lived Assets
We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets, excluding goodwill and intangible assets with indefinite useful lives, may warrant revision or that the remaining balance of these assets may not be recoverable. Such circumstances could include, but are not limited to, a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way products are branded and marketed. In performing the review for recoverability, we estimate the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. During the nine months ended September 30, 2019, we abandoned certain capitalized software related to implementation work on an enterprise resource planning system conversion, resulting in an impairment charge of $1.3 million, which was included in sales, general and administrative expense in the accompanying condensed consolidated statements of operations. During the three months ended September 30, 2019, we abandoned certain planning and site development activities related to our planned new headquarters, resulting in an impairment charge of $0.7 million, which was included in sales, general and administrative expense in the accompanying condensed consolidated statements of operations.
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

Effective the first quarter of 2020:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 includes an impairment model (known as the current expected credit loss model) on financial instruments and other commitments that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The use of forecasted information is intended to incorporate more timely information in the estimate of expected credit loss. This ASU will also require enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as credit quality. We are currently in the process of selecting the appropriate credit loss models for our investments, accounts and notes receivable, and contract assets and evaluating our processes and controls in preparation for the adoption of ASU 2016-13.

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

2. Revenues
Nature of Products and Services
The following tables present our revenues by primary product and service offering (in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	TASER	Software and Sensors	Total	TASER	Software and Sensors	Total
TASER 7	$20,214	$—	$20,214	$—	$—	$—
TASER X26P	11,578	—	11,578	17,998	—	17,998
TASER X2	13,241	—	13,241	20,392	—	20,392
TASER Pulse and Bolt	1,132	—	1,132	1,402	—	1,402
Single cartridges	18,901	—	18,901	18,406	—	18,406
Axon Body	—	6,763	6,763	—	4,744	4,744
Axon Flex	—	1,670	1,670	—	1,325	1,325
Axon Fleet	—	4,341	4,341	—	1,809	1,809
Axon Dock	—	3,358	3,358	—	2,178	2,178
Axon Evidence and cloud services	218	34,022	34,240	—	23,915	23,915
TASER Cam	—	534	534	—	717	717
Extended warranties	4,543	4,714	9,257	4,123	3,161	7,284
Other	1,916	3,692	5,608	1,345	3,321	4,666
Total	$71,743	$59,094	$130,837	$63,666	$41,170	$104,836

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	TASER	Software and Sensors	Total	TASER	Software and Sensors	Total
TASER 7	$39,466	$—	$39,466	$—	$—	$—
TASER X26P	37,832	—	37,832	52,618	—	52,618
TASER X2	40,413	—	40,413	62,686	—	62,686
TASER Pulse and Bolt	2,920	—	2,920	3,849	—	3,849
Single cartridges	57,354	—	57,354	51,763	—	51,763
Axon Body	—	18,820	18,820	—	15,082	15,082
Axon Flex	—	4,517	4,517	—	4,529	4,529
Axon Fleet	—	10,977	10,977	—	6,640	6,640
Axon Dock	—	9,401	9,401	—	7,332	7,332
Axon Evidence and cloud services	363	93,461	93,824	—	64,513	64,513
TASER Cam	—	2,481	2,481	—	2,839	2,839
Extended warranties	13,341	14,064	27,405	11,567	8,521	20,088
Other	6,017	7,582	13,599	5,331	8,007	13,338
Total	$197,706	$161,303	$359,009	$187,814	$117,463	$305,277
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
United States	$110,809	85%	$88,125	84%	$298,736	83%	$244,806	80%
Other countries	20,028	15	16,711	16	60,273	17	60,471	20
Total	$130,837	100%	$104,836	100%	$359,009	100%	$305,277	100%

Contract Balances
The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the nine months ended September 30, 2019 (in thousands):

September 30, 2019
Contract assets, net	$33,635
Contract liabilities (deferred revenue)	209,309
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	83,159

Contract liabilities (deferred revenue) consisted of the following (in thousands):

	September 30, 2019			December 31, 2018
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER	$11,677	$16,633	$28,310	$12,797	$16,847	$29,644
Software and Sensors	9,899	5,450	15,349	8,273	6,516	14,789
	21,576	22,083	43,659	21,070	23,363	44,433
Hardware:
TASER	4,378	17,601	21,979	9,355	15,598	24,953
Software and Sensors	39,308	27,357	66,665	20,878	24,685	45,563
	43,686	44,958	88,644	30,233	40,283	70,516
Services:
TASER	11	396	407	—	—	—
Software and Sensors	61,887	14,712	76,599	55,713	10,771	66,484
	61,898	15,108	77,006	55,713	10,771	66,484
Total	$127,160	$82,149	$209,309	$107,016	$74,417	$181,433

	September 30, 2019			December 31, 2018
	Current	Long-Term	Total	Current	Long-Term	Total
TASER	$16,066	$34,630	$50,696	$22,152	$32,445	$54,597
Software and Sensors	111,094	47,519	158,613	84,864	41,972	126,836
Total	$127,160	$82,149	$209,309	$107,016	$74,417	$181,433

Remaining Performance Obligations
As of September 30, 2019, we had approximately $1.13 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606 as of September 30, 2019. We expect to recognize between 15% - 20% of this balance over the next twelve months, and generally expect the remainder to be recognized over the following five to seven years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Cash, Cash Equivalents and Investments
The following tables summarize our cash, cash equivalents, and held-to-maturity investments at September 30, 2019 and December 31, 2018 (in thousands):

	As of September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$80,269	$—	$—	$80,269	$80,269	$—	$—

Level 1:
Money market funds	37,311	—	—	37,311	37,311	—	—
Agency bonds	32,834	4	(6)	32,832	12,068	2,000	18,766
Subtotal	70,145	4	(6)	70,143	49,379	2,000	18,766

Level 2:
State and municipal obligations	4,454	1	(1)	4,454	—	4,454	—
Corporate bonds	127,987	51	(31)	128,007	2,903	102,459	22,625
U.S. Treasury repurchase agreements	70,000	—	—	70,000	70,000	—	—
Subtotal	202,441	52	(32)	202,461	72,903	106,913	22,625
Total	$352,855	$56	$(38)	$352,873	$202,551	$108,913	$41,391

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$144,095	$—	$—	$144,095	$144,095	$—	$—

Level 1:
Money market funds	205,367	—	—	205,367	205,367	—	—
Total	$349,462	$—	$—	$349,462	$349,462	$—	$—

We believe unrealized losses on our investments are due to interest rate fluctuations. As these investments are short-term in nature, are expected to be redeemed at par value, and/or because we have the ability and intent to hold these investments to maturity, we do not consider these investments to be other than temporarily impaired as of September 30, 2019.
4. Inventory
Inventories are stated at the lower of cost and net realizable value. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method and includes allocations of manufacturing labor and overhead. Included in finished goods at September 30, 2019 and December 31, 2018 was $1.4 million and $1.4 million, respectively, of trial and evaluation hardware units. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventory consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$21,096	$19,670
Finished goods	19,570	14,093
Total inventory	$40,666	$33,763

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2019 were as follows (in thousands):

	TASER	Software and Sensors	Total
Balance, beginning of period	$1,338	$23,643	$24,981
Foreign currency translation adjustment	(52)	(53)	(105)
Balance, end of period	$1,286	$23,590	$24,876

Intangible assets (other than goodwill) consisted of the following (in thousands):

		September 30, 2019			December 31, 2018
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable (definite-lived) intangible assets:
Domain names	5-10 years	$3,161	$(959)	$2,202	$3,161	$(732)	$2,429
Issued patents	4-15 years	3,170	(1,268)	1,902	2,940	(1,106)	1,834
Issued trademarks	3-11 years	1,006	(532)	474	1,053	(599)	454
Customer relationships	4-8 years	3,664	(1,263)	2,401	3,701	(880)	2,821
Non-compete agreements	3-4 years	446	(397)	49	540	(439)	101
Developed technology	3-7 years	10,660	(5,982)	4,678	13,404	(7,081)	6,323
Re-acquired distribution rights	2 years	1,932	(1,932)	—	1,928	(1,813)	115
Total amortizable		24,039	(12,333)	11,706	26,727	(12,650)	14,077
Not amortizable (indefinite-lived) intangible assets:
TASER trademark		900		900	900		900
Patents and trademarks pending		922		922	958		958
Total not amortizable		1,822		1,822	1,858		1,858
Total intangible assets		$25,861	$(12,333)	$13,528	$28,585	$(12,650)	$15,935

Amortization expense of intangible assets for the three and nine months ended September 30, 2019 was $0.8 million and $2.7 million, respectively. Amortization expense of intangible assets for the three and nine months ended September 30, 2018 was $1.6 million and $4.6 million, respectively. Estimated amortization for intangible assets with definite lives for the remaining three months of 2019, the next five years ended December 31, and thereafter, is as follows (in thousands):

2019 Remaining	$948
2020	3,177
2021	2,862
2022	1,256
2023	962
2024	881
Thereafter	1,620
Total	$11,706

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Other Assets
Other assets consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Cash surrender value of corporate-owned life insurance policies	$4,020	$3,596
Deferred commissions (1)	17,920	15,530
Restricted cash	658	661
Operating lease assets	10,592	—
Prepaid expenses, deposits and other	3,952	3,212
Total other assets	$37,142	$22,999
(1) Represents the incremental costs of obtaining contracts with customers, which consist primarily of sales commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contracts and amortized consistent with the recognition timing of the revenue for the underlying performance obligations.
7. Accrued Liabilities
Accrued liabilities consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Accrued salaries, benefits and bonus	$17,058	$19,063
Accrued professional, consulting and lobbying fees	5,002	4,894
Accrued warranty expense	1,071	898
Accrued income and other taxes	5,143	4,167
Other accrued liabilities	7,471	12,070
Accrued liabilities	$35,745	$41,092

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

Deferred Tax Assets
Net deferred income tax assets at September 30, 2019, primarily include R&D tax credits, stock-based compensation expense, deferred revenue, accruals and reserves, and net operating losses, partially offset by accelerated depreciation expense and valuation allowance reserve. Our total net deferred tax assets at September 30, 2019 were $23.3 million.
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
As of September 30, 2019, we continue to demonstrate three-year cumulative pre-tax income in the U.S. federal and state tax jurisdictions; however, we have Arizona R&D Tax Credits expiring unutilized each year. Therefore, management has concluded that it is more likely than not that our Arizona R&D deferred tax asset will not be realized.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2019, we have cumulative pre-tax losses in Australia, the U.K., and Canada, which limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded for these jurisdictions. The amount of the deferred tax asset considered realizable, however, could be adjusted in future periods if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.
We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal, Arizona, and California income tax purposes. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $6.1 million as of September 30, 2019. In addition, management accrued $0.1 million of interest for estimated uncertain tax positions related to certain federal income tax liabilities. Should the unrecognized benefit of $6.2 million be recognized, our effective tax rate would be favorably impacted. Approximately $2.9 million of the unrecognized tax benefit associated with R&D credits has been netted against the R&D deferred tax asset.

Effective Tax Rate
Our overall effective tax rate for the nine months ended September 30, 2019, after discrete period adjustments, was 5.1%. Before discrete adjustments, the tax rate was 19.6%, which is less than the federal statutory rate, primarily due to state taxes and non-deductible expenses for items such as meals and entertainment, the executive compensation limitation under Internal Revenue Code ("IRC") Section 162(m), and an income inclusion from global intangible low-taxed income ("GILTI"), offset by a reduction for foreign-derived intangible income ("FDII") and R&D tax credits. The effective tax rate was favorably impacted by a $3.9 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs that vested or stock options that were exercised during the nine months ended September 30, 2019. This was partially offset by an unfavorable discrete item of $1.7 million related to the write off of certain deferred tax assets related to future stock compensation awards vesting for certain officers for whom deductibility of compensation is limited by IRC Section 162(m) and return to provision adjustments for jurisdictions in which tax returns have been filed.
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
(1) In connection with the business acquisition that was completed during the three months ended June 30, 2018, the revenue goals were adjusted for the acquiree's Target Revenue, as defined in the CEO Performance Award agreement.
As of September 30, 2019, the following operational goals were considered probable of achievement:

•	Total revenue of $710.1 million

•	Adjusted EBITDA (CEO Performance Award) of $125.0 million; and

•	Total revenue of $860.1 million
The first two market capitalization goals have been achieved as of September 30, 2019. However, none of the stock options granted under the CEO Performance Award have vested thus far as the operational goals have not yet been achieved as of September 30, 2019. As there are three operational goals considered probable of achievement, we recorded stock-based compensation expense of $10.7 million related to the CEO Performance Award from the Grant Date through September 30, 2019. The number of stock options that would vest related to the three tranches is approximately 1.6 million shares.
As of September 30, 2019, we had $56.9 million of total unrecognized stock-based compensation expense for the performance goals that were considered probable of achievement, which will be recognized over a weighted-average period of 7.3 years. As of September 30, 2019, we had unrecognized stock-based compensation expense of $178.3 million for the performance goals that were considered not probable of achievement.
eXponential Stock Performance Plan
On February 12, 2019, our shareholders approved the 2019 Stock Incentive Plan (the “2019 Plan”), which was adopted by the Board of Directors to reserve a sufficient number of shares to facilitate our eXponential Stock Performance Plan (“XSPP”) and grants of eXponential Stock Units (“XSUs”) under the plan. Pursuant to the XSPP, all eligible full-time U.S. employees were granted an award of 60 XSUs in January 2019, and certain employees had the opportunity to elect to receive a percentage of the value of their target compensation over the next nine years (2019-2027) in the form of additional XSUs. For employees who elected to receive XSUs, the XSU grants were made as an up front, lump sum grant in January 2019, and are intended to replace that portion of the target compensation they elected to receive in the form of XSUs for the next nine years. Accordingly, their go forward target compensation will be reduced until 2027 by the amount of such compensation that the employees elected to receive in the form of the January 2019 XSU grants. Additional employee awards were granted in February 2019 and September 2019. A total of approximately 5.9 million XSUs were granted in the nine months ended September 30, 2019.
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
Stock-based compensation expense associated with XSU awards is recognized over the longer of the expected achievement period for each pair of market capitalization and operational goals, beginning at the point in time when the relevant operational goal is considered probable of being met. The market capitalization goal period and the valuation of each tranche are determined using a Monte Carlo simulation, which is also used as the basis for determining the expected achievement period of the market capitalization goal. The probability of meeting an operational goal and the expected achievement point in time for meeting a probable operational goal are based on a subjective assessment of our forward-looking financial projections, taking into consideration statistical analysis. Even though no tranches of the XSU awards vest unless a market capitalization and a matching operational goal are both achieved, stock-based compensation expense is recognized when an operational goal is considered probable of achievement regardless of whether a market capitalization goal is actually achieved.
The first two market capitalization goals have been achieved as of September 30, 2019. However, none of the XSU tranches have vested thus far as the operational goals have not yet been achieved as of September 30, 2019. As there are three operational goals considered probable of achievement, we recorded stock-based compensation expense of $4.3 million related to the XSU awards from their respective grant dates through September 30, 2019. The number of XSU awards that would vest related to the three tranches is approximately 1.4 million shares.
As of September 30, 2019, we had $57.4 million of total unrecognized stock-based compensation expense for the performance goals that were considered probable of achievement, which will be recognized over a weighted-average period of 7.3 years. As of September 30, 2019, we had unrecognized stock-based compensation expense of $131.6 million for the performance goals that were considered not probable of achievement.
Given the complexity of the awards, we utilized Monte Carlo simulations to simulate a range of possible future market capitalizations for the Company over the term of the awards. The average of all iterations of the simulation was used as the basis for the valuation and market capitalization goal derived service period for each tranche. Additionally, we applied an illiquidity discount of between 9.8% and 16.8% to the valuation of XSUs because the awards specify a post-vest holding period of 2.5 years. Certain of the XSU awards specify a post-vest holding period of the longer of 2.5 years or until the next tranche vests. The illiquidity discounts were estimated using the Finnerty model and reduced by the impact of expected payroll and income taxes due upon vesting of the awards, as the related proportion of shares are expected to be sold to satisfy such obligations. We measured the grant date fair value of the XSU awards with the following assumptions: risk-free interest rate of between 1.64% and 2.62%, expected term of between 8.4 and 9.0 years, expected volatility of between 44.12% and 45.47%, and dividend yield of 0.00%.
Restricted Stock Units
The following table summarizes RSU activity for the nine months ended September 30, 2019 (number of units and aggregate intrinsic value in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Units outstanding, beginning of year	1,655	$28.34
Granted	6,476	35.87
Released	(450)	24.47
Forfeited	(410)	34.63
Units outstanding, end of period	7,271	34.93	$412,866

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $56.78 per share, multiplied by the number of RSUs outstanding. As of September 30, 2019, there was $99.2 million in unrecognized compensation costs related to RSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 5.16 years. RSUs are released when vesting requirements are met.
During the nine months ended September 30, 2019, we granted 6.5 million RSUs, consisting of 0.5 million service-based RSUs and approximately 6.0 million performance-based RSUs, including 5.9 million XSUs. As of September 30, 2019, the performance criteria had been met for approximately five thousand of the 6.0 million performance-based RSUs outstanding. Certain of the performance-based RSUs outstanding as of September 30, 2019 can vest with a range of shares earned being between 0% and 200% of the targeted shares granted, depending on the final achievement of pre-determined performance criteria as of the vesting date. The amount of RSUs included in the table above related to such grants is the target level. The maximum additional number of performance-based RSUs that could be earned is 0.3 million, which are not included in the table above.
Certain RSUs that vested in the nine months ended September 30, 2019 were net-share settled such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to RSUs were approximately 47 thousand and had a value of $3.3 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.
Stock Option Activity
The following table summarizes stock option activity for the nine months ended September 30, 2019 (number of units and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, beginning of year	6,458	$28.24
Granted	—	—
Exercised	(25)	4.23
Expired / terminated	—	—
Options outstanding, end of period	6,433	28.33	8.33	$183,023
Options exercisable, end of period	67	4.53	1.19	3,506

Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock of $56.78 on September 30, 2019. The intrinsic value of options exercised for the nine months ended September 30, 2019 and 2018 was $1.1 million and $20.5 million, respectively. As of September 30, 2019, total options outstanding included 6.4 million unvested performance-based stock options. Of this total, 1.6 million options relate to tranches of the CEO Performance Award considered probable of achievement.
Stock-based Compensation Expense
The following table summarizes the composition of stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of products sold and services delivered	$312	$93	$775	$359
Sales, general and administrative expenses	9,508	3,748	19,130	8,783
Research and development expenses	3,843	2,414	10,290	6,160
Total stock-based compensation expense	$13,663	$6,255	$30,195	$15,302

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Incentive Plan

In February 2019, our shareholders approved the 2019 Plan authorizing an additional 6.0 million shares, plus remaining available shares under prior plans, for issuance under the new plan. Combined with the legacy stock incentive plans, there are 2.2 million shares available for grant as of September 30, 2019.

Stock Inducement Plan

In September 2019, our Board of Directors adopted the Axon Enterprise, Inc. 2019 Stock Inducement Plan (the “2019 Inducement Plan”) pursuant to which we reserved 500,000 shares of common stock for issuance under the Inducement Plan. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employed by us (or following such individuals’ bona fide periods of non-employment by us), as an inducement material to the individuals’ entry into employment with us. The terms and conditions of the 2019 Inducement Plan are substantially similar to our stockholder-approved 2019 Plan. As of September 30, 2019, there were 30,000 shares available for grant under the 2019 Inducement Plan.
Stock Repurchase Plan
In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. During the nine months ended September 30, 2019 and 2018, no common shares were purchased under the program. As of September 30, 2019, $16.3 million remains available under the plan for future purchases. Any future purchases will be discretionary.
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
At September 30, 2019 and December 31, 2018, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of September 30, 2019, we had letters of credit outstanding of approximately $3.6 million under the facility and available borrowing of $46.4 million, excluding amounts available under the accordion feature. Advances under the line of credit bear interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.
We are required to comply with a maximum funded debt to EBITDA ratio of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At September 30, 2019, our funded debt to EBITDA ratio was 0.001 to 1.00.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Our leases have remaining terms of less than 1 to approximately 4 years, some of which include one or more options to renew for up to 2 years, and some of which include options to terminate the leases within 1 year. The exercise of lease renewal options is at our sole discretion and such options are included in ROU assets and liabilities for renewal periods that are reasonably certain of exercise. Certain of our lease agreements include stated rental payment escalations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We sublease certain real estate to third parties. Finance leases as of September 30, 2019 were immaterial.

Leases (in thousands)	Classification	September 30, 2019
Assets
Operating lease assets	Other assets	$10,592
Liabilities
Current
Operating	Other current liabilities	$3,959
Noncurrent
Operating	Other long-term liabilities	7,687
Total lease liabilities		$11,646

The components of lease expense were as follows (in thousands):

	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense (1)	Sales, general and administrative expenses (2)	$1,264	$3,418
Sublease income	Other income	(82)	(219)
Net lease expense		$1,182	$3,199
(1) Includes short-term leases, which are immaterial.
(2) An immaterial portion of operating lease expense is included within research and development expenses and cost of sales.

AXON ENTERPRISE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other information related to leases was as follows (in thousands, except lease term and discount rate):

Nine Months Ended September 30, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,229
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	888
Weighted average remaining lease term:
Operating leases	3.3 years
Weighted average discount rate:
Operating leases	3.4%

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows (in thousands):

	Operating	Sublease income	Net
2019 Remaining	$1,114	$(82)	$1,032
2020	4,545	(82)	4,463
2021	3,639	—	3,639
2022	2,638	—	2,638
2023	1,173	—	1,173
2024	—	—	—
Thereafter	—	—	—
Total minimum lease payments	13,109	(164)	12,945
Less: Amount representing interest			(1,299)
Present value of lease payments			$11,646

As of September 30, 2019, we do not have any leases that have not yet commenced.

Disclosures related to periods prior to adoption of Topic 842
Rent expense under all operating leases, including both cancelable and non-cancellable leases, was $4.2 million and $2.9 million for the years ended December 31, 2018 and 2017, respectively.
Future minimum lease payments under non-cancelable leases at December 31, 2018, were as follows (in thousands):

	Operating	Capital
2019	$3,670	$40
2020	3,572	36
2021	2,961	—
2022	2,001	—
2023	573	—
Thereafter	—	—
Total minimum lease payments	$12,777	76
Less: Amount representing interest		(6)
Capital lease obligation		$70

12. Commitments and Contingencies
Land Lease Purchase Agreement

On December 13, 2018, we entered into a Purchase and Sale Agreement ("PSA") to purchase a leasehold interest to a parcel of land located in Maricopa County, Arizona for a period of 84 years, on which we intended to construct our new headquarters. On October 10, 2019, we terminated the PSA because we were unable to secure design approval by the Salt River Pima-Maricopa Indian Community. We expect to forfeit our escrow deposit of approximately $0.2 million, and no further amounts are owed to the counterparty under the agreement. In connection with the termination of the PSA, we recorded an impairment charge of $0.7 million, excluding the aforementioned forfeited deposit, related to the abandonment of certain planning and site development activities.

Data Storage Purchase Commitment

In June 2019, we entered into a purchase agreement for cloud data storage with a 3 year term beginning July 1, 2019. The purchase agreement includes a total commitment of $50.0 million, with an up-front prepayment of $15.0 million that was made in July 2019. The current balance of the prepayment is included within prepaid expenses and other current assets on our condensed consolidated balance sheet. Storage fees under this agreement were $3.7 million for the three and nine months ended September 30, 2019, and were recorded in cost of service sales. The remaining purchase commitment at September 30, 2019 was $46.3 million.
Product Litigation
We are currently named as a defendant in eight lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CEW was used by law enforcement officers in connection with arrests. While the facts vary from case to case, these product liability claims typically allege defective product design, manufacturing, and/or failure to warn. They seek compensatory and sometimes punitive damages, often in unspecified amounts.

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
Based on our assessment of outstanding litigation and claims as of September 30, 2019, we have determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.
Off-Balance Sheet Arrangements
Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At September 30, 2019, we had outstanding letters of credit of $3.6 million that are expected to expire in May 2020 and September 2021. Additionally, we had $24.6 million of outstanding surety bonds at September 30, 2019, with $1.1 million expiring in 2020, $2.3 million expiring in 2021, $3.2 million expiring in 2022, $7.5 million expiring in 2023 and the remaining $10.5 million expiring in 2024.
13. Related Party Transactions
We subscribe to various cloud-based applications from Salesforce. Bret Taylor, who was a member of our Board of Directors through June 14, 2019, serves as President and Chief Product Officer of Salesforce. We incur costs at different times throughout the year, typically in advance of services being provided, and subsequently amortize these costs ratably to expense as services are provided over the contractual term. The cost to subscribe to various cloud-based hosting arrangements from Salesforce was $0.5 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $1.4 million and $1.3 million for the nine months ended September 30, 2019 and 2018, respectively. There were no amounts due to Salesforce as of September 30, 2019. Amounts due to Salesforce as of December 31, 2018 were negligible.
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
Contributions to the plans are made by both the employee and us. Our contributions to the 401(k) plan are based on the level of employee contributions and are immediately vested. Future matching contributions to the plans are at our sole discretion.
We also sponsor defined contribution plans in Australia, Finland, and the United Kingdom.
Our matching contributions for all defined contribution plans were $0.9 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively, and $3.5 million and $2.4 million for the nine months ended September 30, 2019 and 2018, respectively.
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
Information relative to our reportable segments was as follows (in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	TASER	Software and Sensors [1]	Total	TASER	Software and Sensors	Total
Net sales from products	$71,424	$25,073	$96,497	$63,666	$17,257	$80,923
Net sales from services	319	34,021	34,340	—	23,913	23,913
Net sales	71,743	59,094	130,837	63,666	41,170	104,836
Cost of product sales	26,504	15,941	42,445	19,256	13,697	32,953
Cost of service sales	—	8,223	8,223	—	6,250	6,250
Cost of sales	26,504	24,164	50,668	19,256	19,947	39,203
Gross margin	$45,239	$34,930	$80,169	$44,410	$21,223	$65,633

Research and development	$3,485	$21,644	$25,129	$4,837	$17,145	$21,982

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	TASER	Software and Sensors [1]	Total	TASER	Software and Sensors	Total
Net sales from products	$197,148	$67,829	$264,977	$187,814	$50,804	$238,618
Net sales from services	558	93,474	94,032	—	66,659	66,659
Net sales	197,706	161,303	359,009	187,814	117,463	305,277
Cost of product sales	74,044	46,221	120,265	57,480	38,994	96,474
Cost of service sales	—	24,098	24,098	—	15,566	15,566
Cost of sales	74,044	70,319	144,363	57,480	54,560	112,040
Gross margin	$123,662	$90,984	$214,646	$130,334	$62,903	$193,237

Research and development	$10,284	$61,692	$71,976	$11,816	$43,786	$55,602
1 Cost of service sales for the three and nine months ended September 30, 2019 includes approximately $0.7 million and $1.6 million, respectively, of third party installation costs.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2019, and results of operations for the three and nine months ended September 30, 2019 and 2018, should be read in conjunction with the condensed consolidated financial statements and related notes included in this Report on Form 10-Q and those in our 2018 Annual Report on Form 10-K filed with the SEC on February 27, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2018 Annual Report on Form 10-K. See also "Special Note Regarding Forward-Looking Statements" on page ii of this Report on Form 10-Q.

Overview

Axon is a market-leading provider of connected public safety technology solutions. Our core mission is to protect life. We fulfill that mission through developing hardware and software products that advance the long term objectives of a) obsoleting the bullet, b) reducing social conflict, and c) enabling a fair and effective justice system.

Our revenues for the three months ended September 30, 2019 were $130.8 million, an increase of $26.0 million, or 24.8%, from the comparable period in the prior year. We had income from operations of $6.6 million compared to $4.0 million for the same period in the prior year. The increase in income from operations was due to the increase in revenues, partially offset by an increase in cost of sales and investments over the past year for additional headcount in research and development and sales, general and administrative functions to support continued and future growth. Gross margins were compressed related to the rollout of our latest generation TASER device. For the three months ended September 30, 2019, we recorded net income of $6.1 million compared to $5.7 million for the comparable period in the prior year.

Our revenues for the nine months ended September 30, 2019 were $359.0 million, an increase of $53.7 million, or 17.6%, from the comparable period in the prior year. We had income from operations of $8.0 million compared to $22.8 million for the same period in the prior year. The decrease in operating results was due to increased cost of sales, selling, general and administrative expenses, and research and development expenses to support continued and future growth. Gross margins were compressed related to the rollout of our latest generation TASER device and increased data storage expenses. For the nine months ended September 30, 2019, we recorded net income of $13.3 million compared to $27.1 million for the comparable period in the prior year.

2019 Outlook

For the year ending December 31, 2019, we expect revenue to be in the range of $500 million to $510 million. Gross margin for the quarter ending December 31, 2019 is expected to decline compared to the quarter ended September 30, 2019, primarily due to the anticipated mix of lower-margin revenue from shipments of Axon Body 3 and TASER 7 cartridges. We expect margin compression on new hardware shipments in anticipation of higher-margin revenue on additional cloud services over time. We expect stock-based compensation expenses to be approximately $41 million for the full year, which is subject to change depending on our assessment of the probability of attaining operational metrics for the CEO Performance Award and XSU awards, and on the expected timing of such attainment. We expect a normalized income tax rate of between 20% and 25%; this rate can fluctuate depending on geography of income and the effects of discrete items, including changes in our stock price.

Results of Operations

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended September 30,
	2019		2018
Net sales from products	$96,497	73.8%	$80,923	77.2%
Net sales from services	34,340	26.2	23,913	22.8
Net sales	130,837	100.0	104,836	100.0
Cost of product sales	42,445	32.4	32,953	31.4
Cost of service sales	8,223	6.3	6,250	6.0
Cost of sales	50,668	38.7	39,203	37.4
Gross margin	80,169	61.3	65,633	62.6
Operating expenses:
Sales, general and administrative	48,424	37.0	39,685	37.8
Research and development	25,129	19.2	21,982	21.0
Total operating expenses	73,553	56.2	61,667	58.8
Income from operations	6,616	5.1	3,966	3.8
Interest and other income (expense), net	1,820	1.4	1,274	1.2
Income before provision for income taxes	8,436	6.5	5,240	5.0
Provision for (benefit from) income taxes	2,332	1.8	(471)	(0.4)
Net income	$6,104	4.7%	$5,711	5.4%
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended September 30,
	2019		2018
United States	$110,809	85%	$88,125	84%
Other countries	20,028	15	16,711	16
Total	$130,837	100%	$104,836	100%

International revenue increased compared to the prior year comparable period, driven primarily by increased sales in Europe and Africa, which were partially offset by lower sales in Canada and the Asia Pacific region.

Net Sales
Net sales by product line were as follows (dollars in thousands):

	Three Months Ended September 30,				Dollar Change	Percent Change
	2019		2018
TASER segment:
TASER 7	$20,214	15.4%	$—	—%	$20,214	*
TASER X26P	11,578	8.8	17,998	17.2	(6,420)	(35.7)
TASER X2	13,241	10.1	20,392	19.4	(7,151)	(35.1)
TASER Pulse and Bolt	1,132	0.9	1,402	1.3	(270)	(19.3)
Single cartridges	18,901	14.4	18,406	17.6	495	2.7
Axon Evidence and cloud services	218	0.2	—	—	218	*
Extended warranties	4,543	3.5	4,123	3.9	420	10.2
Other	1,916	1.5	1,345	1.3	571	42.5
Total TASER segment	71,743	54.8	63,666	60.7	8,077	12.7
Software and Sensors segment:
Axon Body	6,763	5.2	4,744	4.5	2,019	42.6
Axon Flex	1,670	1.3	1,325	1.3	345	26.0
Axon Fleet	4,341	3.3	1,809	1.7	2,532	140.0
Axon Dock	3,358	2.6	2,178	2.1	1,180	54.2
Axon Evidence and cloud services	34,022	26.0	23,915	22.8	10,107	42.3
TASER Cam	534	0.4	717	0.7	(183)	(25.5)
Extended warranties	4,714	3.6	3,161	3.0	1,553	49.1
Other	3,692	2.8	3,321	3.2	371	11.2
Total Software and Sensors segment	59,094	45.2	41,170	39.3	17,924	43.5
Total net sales	$130,837	100.0%	$104,836	100.0%	$26,001	24.8%
* Not applicable
Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Three Months Ended September 30,		Unit Change	Percent Change
	2019	2018
TASER 7	17,674	—	17,674	*
TASER X26P	10,766	18,842	(8,076)	(42.9)
TASER X2	9,819	16,729	(6,910)	(41.3)
TASER Pulse and Bolt	3,923	3,750	173	4.6
Cartridges	566,347	598,119	(31,772)	(5.3)
Axon Body	22,037	17,622	4,415	25.1
Axon Flex	5,409	3,487	1,922	55.1
Axon Fleet	2,967	1,601	1,366	85.3
Axon Dock	3,724	3,525	199	5.6
TASER Cam	899	1,339	(440)	(32.9)
*Not applicable
Net sales for the TASER segment increased 12.7% primarily due to a net increase of $6.4 million in TASER device sales, as well as smaller increases in cartridge and warranty revenue. As expected, we have continued to see a shift to purchases of our latest generation device, TASER 7, from legacy X2 and X26P devices. Lower unit sales of X2 and X26P devices were partially offset by higher average selling prices. Net sales for the three months ended September 30, 2019 included a total of $6.0 million in revenue that was not recognized during the three months ended June 30, 2019 as forecasted due to an inventory shortfall impacting delivery of TASER 7 devices and cartridges.

Net sales for the Software and Sensors segment increased 43.5% as we continued to add users and associated devices to our network during the three months ended September 30, 2019. The increase in the aggregate number of users resulted in increased Axon Evidence and extended warranty revenues of $10.1 million and $1.6 million, respectively. Increased revenues for Axon Body, Axon Dock, and Axon Fleet reflected a combination of a higher number of units sold and an increase in the average selling prices. We began selling our Axon Body 3 devices during the quarter ended September 30, 2019. An increase in Axon Flex units was partially offset by a decline in the average selling price.
To gain more immediate feedback regarding activity for Software and Sensors products and services, we also review bookings for these products. We consider bookings to be a statistical measure defined as the sales price of orders (not invoiced sales), including contractual optional periods we expect to be exercised, net of cancellations, inclusive of renewals, placed in the relevant fiscal period, regardless of when the products or services ultimately will be provided. Most bookings will be invoiced in subsequent periods. Due to municipal government funding rules, in some cases certain of the future period amounts included in bookings are subject to budget appropriation or other contract cancellation clauses. Although we have entered into contracts for the delivery of products and services in the future and anticipate the contracts will be fulfilled, if agencies do not exercise contractual options, do not appropriate funds in future year budgets, or do enact a cancellation clause, revenue associated with these bookings may not ultimately be recognized, resulting in a future reduction to bookings. Bookings related to our Software and Sensors segment, net of cancellations, were $128.2 million and $92.9 million during the three months ended September 30, 2019 and 2018, respectively, an increase of $35.3 million, or 38.0%.
The chart below illustrates our Software and Sensors segment quarterly bookings for each of the previous six fiscal quarters (in thousands):

Cost of Product and Service Sales
Within the TASER segment, cost of product sales increased to $26.5 million for the three months ended September 30, 2019 from $19.3 million for the same period in 2018. Cost as a percentage of sales increased to 36.9% from 30.2%. The increase in cost of product sales was primarily attributable to the mix of products, with higher cost per unit for TASER 7 handles and cartridges as well as higher depreciation on new production equipment for the TASER 7.
Within the Software and Sensors segment, cost of product and service sales increased to $24.2 million for the three months ended September 30, 2019 from $19.9 million for the same period in 2018. Cost as a percentage of sales decreased to 40.9% from 48.5%. Cost of product sales increased $2.2 million, but decreased as a percentage of sales, reflecting non-recurrence of customer fulfillment costs associated with our acquisition of VIEVU in May 2018. The savings were partially offset by increased freight and customs expenses. Cost of service sales increased $2.0 million, but decreased as a percentage of sales, driven by cost efficiencies on higher revenue.
Gross Margin
As a percentage of net sales, gross margin for the TASER segment decreased to 63.1% from 69.8% for the three months ended September 30, 2019 and 2018, respectively. TASER 7 devices have a lower average selling price per unit than legacy products due to the bundle of products and services included and a higher cost per unit than legacy products. Additionally, gross margin was impacted by trade in credits provided to certain customers purchasing TASER 7 devices.
As a percentage of net sales, gross margin for the Software and Sensors segment increased to 59.1% from 51.5% for the three months ended September 30, 2019 and 2018, respectively. Within the Software and Sensors segment, hardware gross margin was 36.4% for the three months ended September 30, 2019 compared to 20.6% for the same period in 2018, while the service margins were 75.8% and 73.9% during those same periods, respectively.
Sales, General and Administrative Expenses
Sales, general and administrative ("SG&A") expenses were comprised as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	Percent Change
	2019	2018
Total sales, general and administrative expenses	$48,424	$39,685	$8,739	22.0
Sales, general, and administrative as a percentage of net sales	37.0%	37.8%
Stock-based compensation expense increased $5.8 million in comparison to the prior year comparable period, which was primarily attributable to an increase of $3.3 million in expense related to the CEO Performance Award and expense of $1.5 million related to our XSPP. During the three months ended September 30, 2019, attainment of the third tranche of the CEO Performance Award and XSPP became probable. Accordingly, we recorded expense of $3.2 million for the CEO Performance Award and $0.8 million for the XSPP reflecting the cumulative expense for the third tranche from the grant dates through September 30, 2019. Stock-based compensation expense also increased over the prior year comparable period due to an increase in headcount.
Salaries, benefits and bonus expense increased $1.4 million, primarily due to an increase in headcount. The increase was partially offset by a decline in bonus expense, reflecting lower anticipated attainment for the annual bonus plan, and by a decline in expense for contract labor.
Sales and marketing expenses increased $3.2 million, driven by a $3.3 million increase in commissions tied to higher revenues. The increase in commissions was also driven by higher commission rates for higher value bundled deals, which have continued to increase.
During the three months ended September 30, 2019, we abandoned certain capitalized planning and site development costs related to the site on which we previously intended to construct our new headquarters, resulting in an impairment charge of $0.7 million. During the prior year comparable period, we recorded an impairment charge of $2.0 million related to the abandonment of certain developed technology acquired in a business combination.
Research and Development Expenses
Research and development ("R&D") expenses were comprised as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	Percent Change
	2019	2018
Total research and development expenses	$25,129	$21,982	$3,147	14.3
Research and development as a percentage of net sales	19.2%	21.0%
The increase in R&D expense was fully attributable to our Software and Sensors segment. Within the TASER segment, R&D expense decreased $1.4 million, due to lower headcount and a decrease in hardware spending, which was higher during the prior year comparable period leading up to the TASER 7 launch. R&D expense for the Software and Sensors segment increased $4.5 million, primarily due to an increase in salaries and benefits, inclusive of stock-based compensation, of $4.5 million. Contributing to the increase was expense of $0.8 million related to our XSPP. During the three months ended September 30, 2019, attainment of the third tranche of the XSPP became probable. Accordingly, we recorded expense of $0.4 million for the XSPP reflecting the cumulative expense for the third tranche from the grant dates through September 30, 2019.
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
Interest and Other Income (Expense), Net
Interest and other income (expense), net was $1.8 million for the three months ended September 30, 2019 compared to $1.3 million for the same period in 2018. The increase was primarily attributable to increased investment interest income on our higher average balance of cash, cash equivalents and investments.
Provision for Income Taxes
The provision for income taxes was $2.3 million for the three months ended September 30, 2019, which was an effective tax rate of 27.6%. Our estimated full year effective income tax rate for 2019, before discrete period adjustments, is 19.6%, which is less than the federal statutory rate, primarily due to state taxes and non-deductible expenses for items such as meals and entertainment, executive compensation limited under IRC Section 162(m), and an income inclusion from GILTI, offset by a reduction for FDII and R&D tax credits. The effective tax rate was favorably impacted by a $0.9 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs that vested or stock options that were exercised and the release of a liability due to a lapse in the applicable statute of limitations during the three months ended September 30, 2019. This was offset by an unfavorable discrete item of $1.6 million related to the write off of certain deferred tax assets related to future stock compensation vests for certain officers for whom deductibility of compensation is limited by IRC Section 162(m) and return to provision adjustments for jurisdictions in which tax returns have been filed.
Net Income
Our net income increased by $0.4 million to $6.1 million for the three months ended September 30, 2019 compared to $5.7 million for the same period in 2018. Net income per basic and diluted share was $0.10 for the three months ended September 30, 2019 compared to $0.10 per basic and diluted share for the same period in 2018.

Three Months Ended September 30, 2019 Compared to the Three Months Ended June 30, 2019
Net Sales
Net sales by product line were as follows (dollars in thousands):

	Three Months Ended September 30, 2019		Three Months Ended June 30, 2019		Dollar Change	Percent Change
TASER segment:
TASER 7	$20,214	15.4%	$9,298	8.3%	$10,916	117.4%
TASER X26P	11,578	8.8	10,382	9.2	1,196	11.5
TASER X2	13,241	10.1	14,087	12.5	(846)	(6.0)
TASER Pulse and Bolt	1,132	0.9	1,118	1.0	14	1.3
Single cartridges	18,901	14.4	19,293	17.3	(392)	(2.0)
Axon Evidence and cloud services	218	0.2	109	0.1	109	100.0
Extended warranties	4,543	3.5	4,482	4.0	61	1.4
Other	1,916	1.5	1,803	1.6	113	6.3
Total TASER segment	71,743	54.8	60,572	54.0	11,171	18.4
Software and Sensors segment:
Axon Body	6,763	5.2	5,612	5.0	1,151	20.5
Axon Flex	1,670	1.3	1,623	1.4	47	2.9
Axon Fleet	4,341	3.3	3,120	2.8	1,221	39.1
Axon Dock	3,358	2.6	2,731	2.4	627	23.0
Axon Evidence and cloud services	34,022	26.0	31,821	28.3	2,201	6.9
TASER Cam	534	0.4	1,044	0.9	(510)	(48.9)
Extended warranties	4,714	3.6	4,420	3.9	294	6.7
Other	3,692	2.8	1,419	1.3	2,273	160.2
Total Software and Sensors segment	59,094	45.2	51,790	46.0	7,304	14.1
Total net sales	$130,837	100.0%	$112,362	100.0%	$18,475	16.4%
Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Three Months Ended September 30, 2019	Three Months Ended June 30, 2019	Unit Change	Percent Change
TASER 7	17,674	8,135	9,539	117.3%
TASER X26P	10,766	9,493	1,273	13.4
TASER X2	9,819	9,759	60	0.6
TASER Pulse and Bolt	3,923	3,631	292	8.0
Cartridges	566,347	606,220	(39,873)	(6.6)
Axon Body	22,037	20,346	1,691	8.3
Axon Flex	5,409	3,508	1,901	54.2
Axon Fleet	2,967	2,441	526	21.5
Axon Dock	3,724	3,408	316	9.3
TASER Cam	899	1,716	(817)	(47.6)
Net sales within the TASER segment increased by approximately $11.2 million or 18.4% as compared to the prior quarter. Sales were negatively impacted by a total of $6.0 million during the three months ended June 30, 2019 due to an inventory shortfall impacting TASER 7 devices and cartridges. Net sales for the three months ended September 30, 2019 included this $6.0 million. A decline in the number of units of our legacy TASER devices was offset by increases in the average selling prices. Revenue for cartridges was also impacted by a decline in the number of units sold, partially offset by an increase in the blended average selling price.

Within the Software and Sensors segment, net sales increased 14.1% during the three months ended September 30, 2019 as we continued to add users and associated devices to our network. The increase in the aggregate number of users, including on-premise users in secondary international markets, resulted in increased Axon Evidence revenues of $2.2 million. Increased revenues for Axon Body and Axon Fleet reflected a combination of a higher number of units sold and an increase in the average selling prices. We began selling our Axon Body 3 devices during the quarter ended September 30, 2019. Revenue from other products increased $2.3 million compared to the prior quarter reflecting large sales of Signal Sidearm, Axon Commander, and other smaller product lines.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Nine Months Ended September 30,
	2019		2018
Net sales from products	$264,977	73.8%	$238,618	78.2%
Net sales from services	94,032	26.2	66,659	21.8
Net sales	359,009	100.0	305,277	100.0
Cost of product sales	120,265	33.5	96,474	31.6
Cost of service sales	24,098	6.7	15,566	5.1
Cost of sales	144,363	40.2	112,040	36.7
Gross margin	214,646	59.8	193,237	63.3
Operating expenses:
Sales, general and administrative	134,678	37.6	114,787	37.6
Research and development	71,976	20.0	55,602	18.2
Total operating expenses	206,654	57.6	170,389	55.8
Income from operations	7,992	2.2	22,848	7.5
Interest and other income, net	5,978	1.7	2,242	0.7
Income before provision for income taxes	13,970	3.9	25,090	8.2
Provision for (benefit from) income taxes	709	0.2	(2,032)	(0.7)
Net income	$13,261	3.7%	$27,122	8.9%
The following table presents our revenues disaggregated by geography (in thousands):

	Nine Months Ended September 30,
	2019		2018
United States	$298,736	83%	$244,806	80%
Other countries	60,273	17	60,471	20
Total	$359,009	100%	$305,277	100%

International revenue remained consistent with the prior year comparable period, but decreased as a percentage of total revenue. Revenues increased in Europe and Africa, with the increases partially offset by large sales in the prior year period in the Asia Pacific region and in Canada that did not recur in the current period.

Net Sales
Net sales by product line were as follows (dollars in thousands):

	Nine Months Ended September 30,				Dollar Change	Percent Change
	2019		2018
TASER segment:
TASER 7	$39,466	11.0%	$—	—%	$39,466	*
TASER X26P	37,832	10.5	52,618	17.2	(14,786)	(28.1)
TASER X2	40,413	11.3	62,686	20.5	(22,273)	(35.5)
TASER Pulse and Bolt	2,920	0.8	3,849	1.3	(929)	(24.1)
Single cartridges	57,354	16.0	51,763	17.0	5,591	10.8
Axon Evidence and cloud services	363	0.1	—	—	363	*
Extended warranties	13,341	3.7	11,567	3.8	1,774	15.3
Other	6,017	1.7	5,331	1.7	686	12.9
Total TASER segment	197,706	55.1	187,814	61.5	9,892	5.3
Software and Sensors segment:
Axon Body	18,820	5.2	15,082	4.9	3,738	24.8
Axon Flex	4,517	1.3	4,529	1.5	(12)	(0.3)
Axon Fleet	10,977	3.1	6,640	2.2	4,337	65.3
Axon Dock	9,401	2.6	7,332	2.4	2,069	28.2
Axon Evidence and cloud services	93,461	26.0	64,513	21.2	28,948	44.9
TASER Cam	2,481	0.7	2,839	0.9	(358)	(12.6)
Extended warranties	14,064	3.9	8,521	2.8	5,543	65.1
Other	7,582	2.1	8,007	2.6	(425)	(5.3)
Total Software and Sensors segment	161,303	44.9	117,463	38.5	43,840	37.3
Total net sales	$359,009	100.0%	$305,277	100.0%	$53,732	17.6%
* Not applicable
Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Nine Months Ended September 30,		Unit Change	Percent Change
	2019	2018
TASER 7	34,644	—	34,644	*
TASER X26P	35,244	53,226	(17,982)	(33.8)
TASER X2	29,439	52,767	(23,328)	(44.2)
TASER Pulse and Bolt	8,807	10,908	(2,101)	(19.3)
Cartridges	1,789,084	1,742,207	46,877	2.7
Axon Body	68,231	59,798	8,433	14.1
Axon Flex	12,508	10,461	2,047	19.6
Axon Fleet	7,143	5,537	1,606	29.0
Axon Dock	12,126	13,903	(1,777)	(12.8)
TASER Cam	4,356	6,358	(2,002)	(31.5)
*Not applicable
Net sales for the TASER segment increased 5.3% primarily as a result of a $5.6 million increase in cartridge revenue, an increase of $1.8 million in warranty revenue, and a net increase of $1.5 million in TASER device sales. Cartridge revenues increased due to both increased unit sales and an increase in average selling price. The decreased unit sales of X2 and X26P were partially offset by higher average selling prices. As expected, we continue to see a shift to purchases of our latest generation device, TASER 7, from legacy X2 and X26P devices.

Net sales for the Software and Sensors segment increased 37.3% as we continued to add users and associated devices to our network during the nine months ended September 30, 2019. The increase in the aggregate number of users resulted in increased Axon Evidence and extended warranty revenues of $28.9 million and $5.5 million, respectively. Increased revenues for Axon Body and Axon Fleet reflected a combination of a higher number of units sold and an increase in the average selling price. A decrease in Axon Dock units was offset by an increase in the average selling price.

Cost of Product and Service Sales
Within the TASER segment, cost of product sales increased to $74.0 million for the nine months ended September 30, 2019 from $57.5 million for the same period in 2018. Cost as a percentage of sales increased to 37.5% from 30.6%. The increase in cost of product sales was primarily attributable to the mix of products, with higher cost per unit for TASER 7 handles and cartridges as well as higher depreciation on new production equipment for the TASER 7. Additionally, cost of product sales included approximately $2.3 million in expense for TASER 7 ramp-up and optimization costs related to scrap, obsolete inventory, and higher labor costs.
Within the Software and Sensors segment, cost of product and service sales increased to $70.3 million for the nine months ended September 30, 2019 from $54.6 million for the same period in 2018. Cost as a percentage of sales decreased to 43.6% from 46.4%. Cost of product sales increased $7.2 million primarily driven by the impact of increased units as well as increased freight and customs expenses, but decreased as a percentage of sales, reflecting non-recurrence of customer fulfillment costs associated with our acquisition of VIEVU in May 2018. Cost of service sales increased $8.5 million driven primarily by a $4.1 million increase in third party cloud data storage and compute costs, and by a $3.4 million increase in professional services expense due to both significant Fleet installations during the nine months ended September 30, 2019 and an overall increase following the acquisition of VIEVU in May 2018. In June 2019, we entered into a purchase agreement for cloud data storage with a three year term beginning July 1, 2019. We expect that this agreement, in combination with moving certain data into archive storage, will slow the growth of our future storage and compute costs, despite anticipated increases in the amount of data stored.
Gross Margin
As a percentage of net sales, gross margin for the TASER segment decreased to 62.5% from 69.4% for the nine months ended September 30, 2019 and 2018, respectively. TASER 7 devices have a lower average selling price per unit than legacy products due to the bundle of products and services included, and a higher cost per unit than legacy products. Additionally, gross margin was impacted by trade in credits provided to certain customers purchasing TASER 7 devices.
As a percentage of net sales, gross margin for the Software and Sensors segment increased slightly to 56.4% from 53.6%. Within the Software and Sensors segment, hardware gross margin was 31.9% for the nine months ended September 30, 2019 compared to 23.2% for the same period in 2018, while the service margins were 74.2% and 76.6% during those same periods, respectively.
Sales, General and Administrative Expenses
SG&A expenses were comprised as follows (dollars in thousands):

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2019	2018
Total sales, general and administrative expenses	$134,678	$114,787	$19,891	17.3
Sales, general, and administrative as a percentage of net sales	37.6%	37.6%
Stock-based compensation expense increased $10.3 million in comparison to the prior year comparable period, which was primarily attributable to an increase of $5.6 million in expense related to the CEO Performance Award and expense of $2.8 million related to our XSPP. During the three months ended September 30, 2019, attainment of the third tranche of the CEO Performance Award and XSPP became probable. Accordingly, we recorded expense of $3.2 million for the CEO Performance Award and $0.8 million for the XSPP reflecting the cumulative expense for the third tranche from the grant dates through September 30, 2019. Stock-based compensation expense also increased over the prior year comparable period due to an increase in headcount.
Salaries, benefits and bonus expenses increased $4.0 million primarily due to an increase in headcount. The increase was partially offset by a decline in bonus expense, reflecting lower anticipated attainment for the annual bonus plan, and by a decline in expense for contract labor.

Sales and marketing expenses increased $7.0 million driven primarily by a $5.9 million increase in commissions tied to higher revenues and increased promotions, sponsorship, and tradeshow expenses primarily related to Axon Accelerate. The increase in commissions was also driven by higher commission rates for higher value bundled deals, which have continued to increase.
Travel expenses increased $1.1 million driven primarily by increased headcount.
Research and Development Expenses
R&D expenses were comprised as follows (dollars in thousands):

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2019	2018
Total research and development expenses	$71,976	$55,602	$16,374	29.4
Research and development as a percentage of net sales	20.0%	18.2%
The increase in R&D expense was fully attributable to our Software and Sensors segment. R&D expense for the Software and Sensors segment increased $17.9 million, primarily due to a $15.4 million increase related to salaries and benefits, inclusive of stock-based compensation. Contributing to the increase was expense of $1.4 million related to our XSPP. During the three months ended September 30, 2019, attainment of the third tranche of the XSPP became probable. Accordingly, we recorded expense of $0.4 million for the XSPP reflecting the cumulative expense for the third tranche from the grant dates through September 30, 2019. Within the TASER segment, R&D expense decreased $1.5 million, due to lower headcount and a decrease in hardware spending, which was higher during the prior year comparable period leading up to the TASER 7 launch.
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
Interest and Other Income (Expense), Net
Interest and other income, net was $6.0 million for the nine months ended September 30, 2019 compared to $2.2 million for the same period in 2018. The increase was primarily attributable to increased investment interest income on our higher average balance of cash, cash equivalents and investments.
Provision for Income Taxes
The provision for income taxes was an expense of $0.7 million for the nine months ended September 30, 2019, which was an effective tax rate of 5.1%. Our estimated full year effective income tax rate for 2019, before discrete period adjustments, is 19.6%, which is less than the federal statutory rate, primarily due to state taxes and non-deductible expenses for items such as meals and entertainment, executive compensation limited under IRC Section 162(m), and an income inclusion from GILTI, offset by a reduction for FDII and R&D tax credits. The effective tax rate was favorably impacted by a $3.9 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs that vested or stock options that were exercised during the nine months ended September 30, 2019. This was offset by an unfavorable discrete item of $1.7 million related to the write off of certain deferred tax assets related to future stock compensation vests for certain officers for whom deductibility of compensation is limited by IRC Section 162(m) and return to provision adjustments for jurisdictions in which tax returns have been filed.
Net Income
Our net income decreased by $13.9 million to $13.3 million for the nine months ended September 30, 2019 compared to $27.1 million for the same period in 2018. Net income per basic and diluted share was $0.22 for the nine months ended September 30, 2019 compared to $0.49 per basic share and $0.47 per diluted share for the same period in 2018.

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

EBITDA and Adjusted EBITDA (CEO Performance Award) reconciles to net income as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$6,104	$738	$5,711	$13,261	$27,122
Depreciation and amortization	2,709	2,687	3,065	8,196	8,226
Interest expense	4	17	16	27	53
Investment interest income	(1,647)	(1,630)	(1,256)	(5,280)	(1,926)
Provision for (benefit from) income taxes	2,332	(188)	(471)	709	(2,032)
EBITDA	$9,502	$1,624	$7,065	$16,913	$31,443

Adjustments:
Stock-based compensation expense	13,663	8,627	6,255	30,195	15,302
Adjusted EBITDA (CEO Performance Award)	$23,165	$10,251	$13,320	$47,108	$46,745

Liquidity and Capital Resources
Summary
As of September 30, 2019, we had $204.1 million of cash, cash equivalents and restricted cash, a decrease of $146.9 million as compared to December 31, 2018. The decrease in the balance of cash, cash equivalents and restricted cash was primarily attributable to the net purchase of investments of $150.5 million. As of September 30, 2019, we had $202.6 million of cash and cash equivalents, of which $48.6 million was held in foreign locations. Our ongoing sources of cash include cash on hand, investments, and cash flows from operations. In addition, our $50.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. Advances under the line of credit bear interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.
As of September 30, 2019, we had letters of credit outstanding of $3.6 million, leaving the net amount available for borrowing of $46.4 million. The facility matures on December 31, 2021, and has an accordion feature which allows for an increase in the total line of credit up to $100.0 million, subject to certain conditions, including the availability of additional bank commitments. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At September 30, 2019 and December 31, 2018, there were no borrowings under the line other than the outstanding letters of credit.
Our agreement with the bank requires us to comply with a maximum funded debt to EBITDA ratio, as defined, of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At September 30, 2019, our funded debt to EBITDA ratio was 0.001 to 1.00.

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

Based on our strong balance sheet and the fact that we do not have long-term debt at September 30, 2019, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions and other liquidity requirements through at least the next 12 months. We and our Board of Directors may consider repurchases of our common stock from time to time pursuant to our stock repurchase plan. Further repurchases of our common stock would take place on the open market, would be financed with available cash and are subject to market and business conditions.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$19,864	$32,636
Net cash used in investing activities	(162,925)	(6,003)
Net cash provided by (used in) financing activities	(3,162)	222,158
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(678)	(381)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(146,901)	$248,410

Operating activities
Net cash provided by operating activities in the first nine months of 2019 of $19.9 million reflects $13.3 million in net income, non-cash income statement items totaling $40.4 million, and a negative impact on cash of $33.8 million for the net change in operating assets and liabilities. Included in the non-cash items were $8.2 million in depreciation and amortization expense and $30.2 million in stock-based compensation expense. Cash used in operations was impacted by increased accounts and notes receivable and contract assets of $30.5 million, decreased accounts payable, accrued liabilities and other liabilities of $13.5 million, increased inventory of $6.3 million, and increased prepaid expenses and other assets of $12.0 million. The increase in accounts and notes receivable and contract assets was attributable to increased sales over the last several quarters, primarily sales made under subscription plans. The decrease in accounts payable, accrued liabilities and other liabilities was primarily attributable to the timing of payments, and to payments made during 2019 for operating leases following our adoption of Topic 842. The increase in prepaid expenses and other assets was primarily attributable to a $15.0 million prepayment related to a purchase agreement for cloud data storage that commenced in July 2019. Cash provided by operations was positively impacted by various other operating items, including increased deferred revenue of $28.5 million.
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

Investing activities
We used $162.9 million in investing activities during the first nine months of 2019, which was comprised of $150.5 million for the purchase of investments, net of proceeds, and $12.4 million for the purchase of property and equipment and intangible assets.
We used $6.0 million in investing activities during the first nine months of 2018. Maturities and calls of investments, net of purchases, were $6.3 million. We invested $7.3 million in the purchase of property and equipment and intangible assets in addition to our $5.0 million investment related to the acquisition of VIEVU, LLC.

Financing activities
Net cash used in financing activities was $3.2 million during the first nine months of 2019. During the first nine months of 2019, we paid income and payroll taxes of $3.3 million on behalf of employees who net-settled stock awards during the period, which was partially offset by proceeds from options exercised of $0.1 million.
Net cash generated by financing activities was $222.2 million during the first nine months of 2018 . In May 2018, we completed a public follow-on equity offering that generated net proceeds of $234.0 million which was partially offset by income and payroll taxes of $12.0 million paid by us on behalf of employees who net-settled stock awards during the period.
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
We have granted a total of 13.5 million performance-based awards (options and restricted stock units) of which 12.4 million are outstanding as of September 30, 2019, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions, our future sales targets, operating performance, and market capitalization. These awards will vest and compensation expense will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of the fair value of stock-based compensation and consequently, the related amount recognized in our condensed consolidated statements of operations and comprehensive income.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, and corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. Based on investment positions as of September 30, 2019, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.7 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
Additionally, we have access to a $50.0 million line of credit borrowing facility which bears interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to EBITDA ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $3.6 million at September 30, 2019. At September 30, 2019, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $46.4 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We depend on certain domestic and international suppliers for the delivery of components used in the assembly of our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or sub-assemblies and reduced control over pricing and timing of delivery of components and sub-assemblies. Specifically, we depend on suppliers of sub-assemblies, machined parts, injection molded plastic parts, printed circuit boards, custom wire fabrications and other miscellaneous customer parts for our products. We do not have any significant long-term agreements with any of our suppliers and there is no guarantee that supply will not be interrupted.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

None.

Item 6. Exhibits

10.1	Axon Enterprise, Inc. 2019 Stock Inducement Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8, filed September 23, 2019)
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report for the quarter ended September 30, 2019, formatted in Inline XBRL

*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	November 8, 2019
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2019	By:	/s/ JAWAD A. AHSAN
Chief Financial Officer
(Principal Financial and
Accounting Officer)