Form 10-K
period 2019-12-31
AXON ENTERPRISE, INC.
filed 2020-02-28
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-16391

Axon Enterprise, Inc.
(Exact name of registrant as specified in its charter)

Delaware			86-0741227
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

17800 North 85th Street			85255
Scottsdale	,	Arizona
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:
(480) 991-0797
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.00001 par value per share	AAXN	The NASDAQ Global Select Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.737 billion based on the closing sale price as reported on the NASDAQ Global Select Market.
The number of shares of the registrant’s common stock outstanding as of February 18, 2020 was 59,528,200.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s definitive proxy statement for its 2020 annual meeting of stockholders to be prepared and filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019 are incorporated by reference into Part III of this Form 10-K.

AXON ENTERPRISE, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. The following important factors could cause actual results to differ materially from those in the forward-looking statements: our ability to design, introduce and sell new products or features; our ability to defend against litigation and protect our intellectual property, and the resulting costs of this activity; our ability to manage our supply chain and avoid production delays, shortages, and impacts to expected gross margins; the impact of stock compensation expense, impairment expense, and income tax expense on our financial results; customer purchase behavior, including adoption of our software as a service delivery model; our exposure to cancellations of government contracts due to appropriation clauses, exercise of a cancellation clause, or non-exercise of contractually optional periods; negative media publicity regarding our products; the impact of product mix on projected gross margins; defects in our products; changes in the costs of product components and labor; loss of customer data, a breach of security, or an extended outage, including our reliance on third party cloud-based storage providers; exposure to international operational risks; delayed cash collections and possible credit losses due to our subscription model; changes in government regulations in the U.S. and in foreign markets, especially related to the classification of our product by the United States Bureau of Alcohol, Tobacco, Firearms and Explosives and to evolving regulations surrounding privacy and data protection; our ability to integrate acquired businesses; our ability to attract and retain key personnel; and counter-party risks relating to cash balances held in excess of FDIC insurance limits. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. This report lists various important factors that could cause actual results to differ materially from expected and historical results. These factors are intended as cautionary statements for investors within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Readers can find them under the heading “Risk Factors” in this Annual Report on Form 10-K, and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Our headquarters in Scottsdale, Arizona houses our executive management, sales, marketing, certain engineering, manufacturing, finance and other administrative support functions. Our global software hub is located in Seattle, Washington, and we also have subsidiaries and / or offices located in Australia, Canada, Finland, Hong Kong, Germany, India, Italy, the Netherlands, the United Kingdom, and Vietnam.
Overview

Axon’s mission is to protect life. We fulfill this mission through developing hardware and software products that advance our long term vision of a) obsoleting the bullet, b) reducing social conflict, and c) enabling a fair and effective justice system. Our products solve some of society's most challenging problems and our mission attracts top talent.

An axon is a nerve fiber that serves as the primary communication link in a nervous system — similarly, we see ourselves as building the nervous system for public safety. Our growth strategy includes heavy R&D investment to support continuous innovation on behalf of law enforcement customers. In addition, we are expanding our sales force to support sales into law-enforcement-adjacent markets, to include the U.S. federal government and military, U.S. and international departments of corrections (prisons), and the fire and emergency medical services markets.

In these markets, we seek to increasingly drive adoption of integrated product bundles that generate recurring revenue and cash flow. The Axon Network is a mutually reinforcing suite — the more subscribers we attract, the more value we can offer. More value delivered drives user adoption, which generates data for collaborative sharing, real-time communications, and improving product performance with artificial intelligence ("AI") training.

Axon's operations comprise two reportable segments:

1.
TASER: Axon is the market leader in the development, manufacture and sale of conducted energy weapons ("CEWs"), also known as conducted energy devices ("CEDs"), which we sell under our brand name, TASER. Research has shown that the TASER device is the most effective less-than-lethal force option, with the lowest likelihood of injury to officers and assailants. Since our inception in 1993, the TASER has been adopted by a majority of U.S. police departments and is used daily to help keep communities safe.

2.
Software and Sensors: Axon is the market leader in on-officer body (Axon Body and Flex) and in-car (Axon Fleet) cameras as well as cloud-based digital evidence management software (Evidence.com). We develop, manufacture and sell fully integrated hardware and cloud-based software solutions that enable law enforcement to capture, securely store, manage, share and analyze video and other digital evidence. Of the 69 largest metropolitan area police departments in the U.S., 47 are on the Axon Network.

Further information about our reportable segments and sales by geographic region is included in Notes 1 and 17 of the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. For backlog by reportable segment, refer to Part II, Item 7 of this Annual Report on Form 10-K.
Guiding Product Principles

Axon’s products are generally cloud-connected, designed to drive better outcomes and customer experiences, and sold via bundles. Our solutions are organized into four categories:

•De-escalation: We develop smart weapons and tools that support public safety officers in de-escalating situations, avoiding or minimizing use of force. These tools include the cloud-connected TASER CED (TASER 7) as well as a suite of Augmented Reality and Virtual Reality ("AR/VR") training services for law enforcement, delivered through our Axon Academy training platform. To obsolete firearms and bullets, we intend to not only develop more effective TASER devices over time but also drive training and adoption of the best practices in modern policing.

•Sensors: Our digital evidence management software, Axon Evidence, supports our network of cloud-connected cameras and sensors. Axon Evidence addresses the challenges presented by growing amounts of digital evidence via closed circuit television video, body worn camera video, in-car camera video, and citizen-captured digital evidence, making it easy to store, manage, redact and share on one platform. Axon Evidence is the world’s largest cloud-hosted data repository of law enforcement video data and other types of electronic evidence. Axon is also driving innovation in the body camera category through developing solutions that do more than collect, store and manage video. In September 2019, we began shipping Axon Body 3, a camera with an LTE antenna and a Global Positioning System ("GPS") chip, which supports real-time awareness.

•Productivity: Our productivity suite of tools is designed to reduce time spent on paperwork. Axon Records, an emerging product, is a cloud-based report-writing software tool that takes a disruptive modern approach to displace legacy records management systems ("RMS") by putting body camera video at the heart of the incident record. Axon Records includes Axon Standards, a radically simpler approach to use-of-force reporting that can be easily adopted alongside a traditional RMS before upgrading to the full service. Axon Performance helps agencies to ensure that officers are adhering to agency policies, and provides them the analytics to demonstrate the effectiveness of their body-worn camera programs. Redaction Assistant enables agencies to redact videos in a fraction of the time through the use of artificial intelligence ("AI").

•Communications: We are developing communication tools that support real-time situational awareness through the sharing of information across myriad media, including voice, messaging, location mapping, and intelligence and evidence sharing. Products include Axon Aware, which allows agencies to know the GPS location of their officers and what those officers are experiencing through live video streaming, and Axon Dispatch, which is a computer-aided dispatch ("CAD") product that is designed to empower everyone in public safety who is involved in incident response: dispatchers, call takers, command staff, patrol officers, firefighters and medical personnel.
Sales and Distribution

Axon's direct sales force and strong customer relationships represent key strategic advantages. The majority of our revenues are generated via direct sales, including our online store, although we do leverage distribution partners and third-party resellers.

No customer represented more than 10% of total net sales for the years ended December 31, 2019, 2018 or 2017.

Our primary customer market is US law enforcement. Of the approximately 18,000 law enforcement agencies in the US, we have a customer relationship with approximately 17,000. Axon has dedicated sales representatives for the 1,200 largest agencies, which account for 70% to 80% of U.S. law enforcement patrol officers. The remaining agencies are served via our telesales team as well as distributors. Internationally, we began focusing on a direct sales strategy in 2017, and in 2018 and 2019 we made significant investments in building out our international direct sales force, particularly in the United Kingdom, Europe, Australia and New Zealand.

In 2019, we added sales personnel to capture law enforcement-adjacent markets, such as the US federal government and military, U.S. and international departments of corrections, and the fire and emergency medical services markets.

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

We provide limited manufacturer's warranties on our CEDs and Axon devices. For additional information about our warranties, refer to Note 1 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Competition

De-escalation — TASER for Law Enforcement, Corrections and Private Security Markets: Our CEDs compete with a variety of other less-lethal alternatives to firearms, including rubber bullets or rubber baton rounds, pepper spray, mace, traditional stun guns, hand-held remote restraint devices involving a tether, laser dazzlers that cause temporary blindness, stun grenades, long-range acoustic devices, police batons and night sticks. TASER devices offer advanced technology, versatility, portability, effectiveness, built-in accountability systems, and low injury rates, which enable us to compete effectively against other less-lethal alternatives. TASER devices also offer connectivity to our cloud network, which allows agencies to more effectively manage their less-lethal programs and automate use-of-force reporting.

The primary competitive factors in this market include a device’s accuracy, effectiveness, reputation, safety, cost, ease of use, and exceptional customer experience. The design maturity of the TASER platform, as well as our development and sale of a two-shot device, are also key competitive differentiators. We are aware of competitors providing competing CED products primarily in international markets.

De-escalation — TASER for Private Citizen Market: In the private citizen market, these devices primarily compete with firearms, but also with other less lethal self-defense options such as pepper spray and stun guns. The primary competitive factors in this market include a device’s cost, effectiveness, safety and ease of use. The TASER StrikeLight competes in the flashlight category, in which there are dozens, if not hundreds, of competitors, including tactical flashlight providers such as SureFire, 5.11 Tactical, Blackhawk, Maglite, and many more.

Sensors — Connected Cameras and Digital Evidence Management Software: The body-worn camera and in-car video market is highly competitive. Our competition includes Motorola Solutions and WatchGuard, which Motorola purchased in 2019, Panasonic Corp., Reveal Media, L3 Mobile-Vision, Coban Technologies, Digital Ally, Getac, Utility Associates, Intrensic, Safety Vision and Visual Labs. We also compete with consumer wearable camera makers including GoPro and Garmin.

The market for software solutions to improve public safety agency workflows is highly fragmented and highly competitive. Our cloud-based digital evidence management system, Axon Evidence, competes with both cloud-based platforms and on-premises based systems designed by third-parties or in-house by an agency's technology staff.

Key competitive factors in this market include product performance, product features, battery life, product quality and warranty, total cost of ownership, data security, data and information work flows, company reputation and financial strength, and relationships with customers.

Productivity and Communications — RMS and CAD: The RMS and CAD markets are highly competitive and highly fragmented. We have identified more than 50 incumbent software providers, including Motorola Solutions, Tyler Technologies, Central Square Technologies (formerly Superion, TriTech and Aptean), Northrop Grumman, Hexagon

AB, Niche Technology Inc., Caliber Public Safety (parent, Harris Systems USA), Saab, Sopra Steria, and Mark 43 Inc. In addition, not all law enforcement agencies use software for report writing — some still use paper. We believe our network of camera sensors and digital evidence management platform give us a strategic advantage in these product categories.
Seasonality
We have historically experienced higher net sales in our fourth quarter compared to other quarters in our fiscal year due primarily to municipal budget cycles. Additionally, new product introductions can significantly impact the cadence of net sales, product costs and operating expenses. However, historical seasonal patterns, municipal budgets or historical patterns of product introductions should not be considered reliable indicators of our future net sales or financial performance.
Environmental Regulation

We are subject to environmental laws and regulations, including restrictions on the presence of certain substances in electronic products. Refer to Section 1A, Risk Factors under the heading “A variety of new and existing laws and/or interpretations could materially and adversely affect our business.”
Intellectual Property
We protect our intellectual property with U.S. and international patents and trademarks. Our patents and pending patent applications relate to technology used by us in connection with our products. We also rely on international treaties, organizations and laws to protect our intellectual property. As of December 31, 2019, we hold 183 U.S. patents, 75 U.S. registered trademarks, 127 international patents, and 313 international registered trademarks, and also have numerous patents and trademarks pending. We are constantly innovating across all of our platforms, including on the TASER platform, and in the next few years expect to file more patent applications related to TASER 7 alone than there are TASER patents expiring due to age.
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
Employees
As of December 31, 2019, we had 1,323 full-time employees and 593 temporary employees. The breakdown of our full-time employees by department was as follows: 249 direct manufacturing employees, 408 research and development employees, 401 administrative and manufacturing support employees and 265 employees within sales, marketing, communications and training. Of the 593 temporary employees, nearly 70% worked in direct manufacturing roles. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.
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
At any point, due to external factors and opinions, whether or not related to product performance, law enforcement agencies may elect to no longer purchase our CEDs or other products.
We substantially depend on sales of our TASER CEDs, and if these products do not continue to be widely accepted, our growth prospects will be diminished.
In the years ended December 31, 2019, 2018 and 2017, we derived a significant portion of our revenues from sales of TASER CED brand devices and related cartridges, and expect to depend on sales of these products for a significant portion of our revenue for the foreseeable future. A decrease in the selling prices of, or demand for these products, or their failure to maintain broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.
If we are unable to design, introduce, sell and deploy new products or new product features successfully, our business and financial results could be adversely affected.
Our future success will depend on our ability to develop new products or new product features that achieve market acceptance in a timely and cost-effective manner. These products include, but are not limited to, Axon Body 3, Axon Aware, Axon Records, Axon Dispatch, and future generations of the TASER CED and Axon Fleet. The development of new products and new product features is complex, time consuming and expensive, and we may experience delays in completing the development and introduction of new products. We may choose to carry higher level of inventories to mitigate the risk of production delays, which may in turn expose us to an increased risk of obsolescence.
We are devoting significant resources to develop and deploy our cloud-based productivity and communication software-as-a-service ("SaaS") solutions, which we intend to broadly deploy to a large number of customers. Customer requirements for these products are complex and varied. If we are unable to develop scalable solutions that can consistently be configured for customers with minimal effort, or if we are unable to build out a professional services team that can consistently configure our products to meet the requirements of large numbers of customers in a timely and cost-effective manner, our ability to broadly scale our cloud-based productivity and communication SaaS solutions could be negatively impacted, and our deployment costs could negatively impact our operating results.
We cannot provide any assurance that products that we may develop in the future will achieve market acceptance. If we fail to develop new products or new product features on a timely basis that achieve market acceptance, our business, financial results and competitive position could be adversely affected.

Delays in product development schedules may adversely affect our revenues and cash flows.
The development of CEDs, devices, sensors and software is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Our focus on our SaaS platform also presents complex development issues. Significant delays in new product or service releases or significant problems in creating new products or services could adversely affect our business, financial results and competitive position.
We face risks associated with rapid technological change and new competing products.
The technology associated with law enforcement devices is receiving significant attention and is rapidly evolving. While we have some patent protection in certain key areas of our CED, Axon Device and SaaS technology, it is possible that new technology may result in competing products that operate outside our patents and could present significant competition for our products, which could adversely affect our business, financial results and competitive position.

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
We may experience a decline in gross margins due to a shift in product sales from CEDs to software and sensors products and services which may continue to carry a lower gross margin.
We continue to invest in the growth of the Software and Sensors segment, and this expected growth may result in a higher percentage of total revenues being comprised of Software and Sensors products and services. Gross margin as a percentage of net sales for the Software and Sensors segment is currently lower than that of the TASER segment, and may continue to be lower in the future.

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
Changes in civil forfeiture laws may affect our customers’ ability to purchase our products.
Some of our customers use funds seized through civil forfeiture proceedings to fund the purchase of our products.  Legislative changes could impact our customers’ ability to seize funds or use seized funds to fund purchases. Changes in civil forfeiture statutes or regulations are outside of our control and could limit the amount of funds available to our customers, which could adversely affect the sale of our products.
If our security measures or those of our third-party cloud storage providers are breached and unauthorized access is obtained to customers’ data or our data, our network, data centers and service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.
Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of information or the total or partial deletion or encryption of all stored customer data, litigation and possible liability. We devote significant resources to engineer secure products and ensure security vulnerabilities are mitigated, and we require our third-party service providers to do so as well. Despite these efforts, security measures may be breached as a result of third-party action, employee error, and malfeasance or otherwise. Breaches could occur during transfer of data to data centers or at any time, and result in unauthorized access to our data or our customers’ data. Third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data or our customers’ data. Additionally, hackers may develop and deploy viruses, worms, and other malicious software programs that attack or gain access to our networks and data centers.
Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, grow more complex over time, and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Moreover, our security measures and those of our third-party service providers or customers may not detect such security breaches if they occur. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, and to prevent or detect security breaches, we cannot assure that such measures will provide absolute security, and we may incur significant costs in protecting against or remediating cyber-attacks.
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

A variety of new and existing laws and/or interpretations could materially and adversely affect our business.
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, electronic contracts and other communications, competition, consumer protection, telecommunications, product liability, taxation, labor and employment, economic or other trade prohibitions or sanctions, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.
These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. New laws and regulations (or new interpretations of existing laws and regulations) may require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices.
The costs of compliance with these laws and regulation are high and are likely to increase in the future. Additionally, these laws and regulations, or any associated inquiries or investigations or other government actions, may delay or impede the development of new products, result in negative publicity, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

TASER and Axon devices
For our TASER products, we rely on the opinions of the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, including the determination that a device that has projectiles propelled by the release of compressed gas in place of the expanding gases from ignited gunpowder is not classified as a firearm. Changes in statutes, regulations, and interpretation outside of our control may result in our products being classified or reclassified as firearms. If this were to occur, our private citizen market could be substantially reduced because consumers would be required to comply with federal, state, or local firearm transfer requirements prior to purchasing our products.
Federal regulation of sales in the U.S.: Our CEDs are not firearms regulated by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, but our consumer products are regulated by the U.S. Consumer Product Safety Commission. Although there are currently no federal laws restricting sales of our core CED products in the U.S., future federal regulation could adversely affect sales of our products.
Axon devices using lithium batteries are subject to US-DOT/UN 38.3 for transportation, and all our products containing hazardous chemicals require an additional safety data sheet following Occupational Safety and Health Administration ("OSHA") recommendation.
Our CED products are also subject to regulation by testing, safety and other standard organizations such as the American National Standards Institute, the International Electrotechnical Commission ("IEC"), the National Institute of Standards and Technology, and Underwriters Laboratories ("UL"). We follow IEC 62133 for our rechargeable battery packs, UL 1642 for cells, and IEC 60950 (soon to be replaced by IEC 62368) for our wireless and docks devices. These regulations also affect CEDs with Axon signal technology, including signal performance power magazine technology, TASER 7 battery packs and could impact future CEDs that feature wireless technology. Compliance with government regulations could increase our operations and product costs and impact our future financial results.
Federal regulation of international sales: Our CEDs are considered a “crime control” product by the U.S. Department of Commerce (“DOC”) for export directly from the U.S. Consequently, we must obtain an export license from the DOC for the export of our CED devices from the U.S. other than to Canada. In addition, certain of our camera and software products require classifications from the DOC before they may be shipped internationally. Our inability to obtain DOC export licenses or classifications on a timely basis for sales of our products to our international customers could significantly and adversely affect our international sales.
State and local regulation: Our CEDs are controlled, restricted or, less frequently, prohibited by a number of state and local governments. As of December 31, 2019, the possession of stun guns by the general public, including our CEDs, is prohibited in Hawaii and Rhode Island. Some cities and municipalities also prohibit private citizen possession or use of our CED products. Other jurisdictions may ban or restrict the sale of our CED products and our product sales may be significantly affected by additional state, county and city governmental regulation.
International regulation: Certain jurisdictions prohibit, restrict, or require a permit for the importation, sale, possession or use of CEDs, including in some countries by law enforcement agencies, limiting our international sales opportunities.
Radio spectrum devices
Certain of our products utilize the radio spectrum to provide wireless voice, data and video communications services. The allocation of spectrum is regulated in the U.S. and other countries and limited spectrum space is allocated to wireless services and specifically to public safety users. In the U.S., the Federal Communications Commission (“FCC”) regulates spectrum use by non-federal entities and federal entities. Similarly, countries around the world have one or more regulatory bodies that define and implement the rules for use of radio spectrum and electromagnetic interference, pursuant to their respective national laws. We manufacture and market products in spectrum bands already made available by regulatory bodies. Consequently, our results could be negatively affected by the rules and regulations adopted from time to time by the FCC or regulatory agencies in other countries. Regulatory changes in current spectrum bands may also require modifications to some of our products so they can continue to be manufactured and marketed. If current products do not comply with the regulations set forth by these governing bodies, we may be unable to sell our products or could incur penalties, which could have an adverse impact on our financial condition, results of operations and cash flows.

Axon body worn cameras, docks, fleet vehicle cameras and signal devices are subject to FCC’s rules and regulations. The FCC regulates not only the "intentional radiation" of radio transmitters, but also the "unintentional radiation" of noise from all sorts of electrical equipment. The FCC regulations appear in title 47 of the United States Code of Federal Regulations (47CFR).The current Axon products use Bluetooth, WiFi and/or LTE radio technologies. With the integration of LTE technologies, it is required to apply for the approval of private certifications such as CTIA, required by FirstNet and other operators. These regulations are also beginning to affect CEDs with signal performance power magazine technology and future CEDs implementing wireless technology into the feature set. Compliance with government regulations could increase our operations and product costs and impact our future financial results.
Environmental regulations
We are subject to various state, federal and international laws and regulations governing the environment, including restricting the presence of certain substances in our products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of such products. In particular, environmental legislation within the European Union ("EU") may increase our cost of doing business internationally and impact our revenues from EU countries as we comply with and implement these requirements.
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
In addition, the EU has defined a regulation for Registration, Evaluation, Authorization and Restriction of Chemicals (the “REACH Regulation”) that places responsibility on industry to manage the risks from chemicals contained in products and to provide safety information about such substances. Manufacturers and importers are required to gather information on the properties of the chemical substances in their products, which will allow their safe handling. Starting January 5, 2021, companies supplying products containing substances of very high concern as identified by the EU on the EU market have to submit information on these products to the European Chemicals Agency. The information in their database is then made available to waste operators and consumers.
We continue to monitor the impact of specific registration and compliance activities required by the RoHS, WEEE Directives, and REACH Regulation. We endeavor to comply with applicable environmental laws, yet compliance with such laws could increase our operations and product costs, increase the complexities of product design, procurement, and manufacturing, limit our ability to manage excess and obsolete non-compliant inventory, limit our sales activities, and impact our future financial results. Any violation of these laws can subject us to significant liability, including fines, penalties, and prohibiting sales of our products into one or more states or countries, and result in a material adverse effect on our financial condition.
Privacy regulations
We are also subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the EU and the U.S. agreed to an alternative transfer framework for data transferred from the EU to the U.S., called the Privacy Shield, but this new framework is subject to an annual review that could result in changes to our obligations and also may be challenged by national regulators or private parties. If one or more of the legal bases for transferring data from the EU to the U.S. is invalidated, if we are unable to transfer data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results.
Proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the European General Data Protection Regulation ("GDPR") took effect in May 2018 and applies to all of our products and services that provide service in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the EU that are different than those previously in place in the EU. In addition, the GDPR includes significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the U.S., at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
We may face personal injury, wrongful death and other liability claims that harm our reputation and adversely affect our sales and financial condition.
Our CED products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. Our CED products may be associated with these injuries. A person, or the family members of a person, injured in a confrontation or otherwise in connection with the use of our products, may bring legal action against us to recover damages on the basis of theories including wrongful death, personal injury, negligent design, defective product or inadequate warning. We are currently subject to a number of such lawsuits and we have been subject to significant adverse judgments and settlements. We may also be subject to lawsuits involving allegations of misuse of our products. If successful, wrongful death, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition and could result in negative publicity about our products. We incur significant legal expenses in defending these cases, and significant litigation could also result in a diversion of management’s attention and resources, negative publicity and a potential award of monetary damages in excess of our insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that our existing or any future litigation will not have a material adverse effect on our business, financial condition or operating results.
Other litigation may subject us to significant litigation costs and judgments and divert management attention from our business.
We have been or could in the future be involved in numerous other litigation matters relating to our products, contracts and business relationships, including litigation against persons whom we believe have infringed on our intellectual property, infringement litigation filed against us, litigation against a competitor, enforcement actions filed against us, and litigation involving the U.S. Federal Trade Commission (“FTC”). Such matters have resulted, and are expected to continue to result in, substantial costs to us, including in the form of attorneys' fees and costs, damages, fines or other penalties, whether pursuant to a judgment or settlement, and diversion of our management’s attention, which could adversely affect our business, financial condition or operating results. There is also a risk of adverse judgments, as the outcome of litigation is inherently uncertain.

We have been, and may be in the future, subject to intellectual property infringement and other claims, which could incur substantial litigation costs, result in significant damage awards, inhibit our use of certain technologies, and divert management attention from our business.

Many companies own intellectual property rights that are directly or indirectly related to public safety technologies. These companies periodically demand licensing agreements or engage in litigation based on allegations of infringement or other violations of their patents, trademarks, copyrights, or trade secrets. Non-practicing entities also have patents they have been granted or otherwise acquired, including patents that are directly or indirectly related to public safety technologies. These entities may seek compensation for perceived infringement of their patents, including by filing claims against us, independent of the merit of any such claims. As we enter new markets, expand into new product categories, and otherwise offer new products, services, and technologies, additional intellectual property claims may be filed against us by these companies, entities, and other third parties. Additional intellectual property claims may also be filed against us as our current products, services, and technologies gain additional market share.
Currently, we are a defendant in a patent litigation matter filed by Digital Ally Inc. (“Digital”) in the District of Kansas alleging patent infringement regarding our Axon Signal technology. For additional discussion of this matter, refer to Note 9 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-

K. We believe the patent in question is both invalid and not infringed. However, if Digital ultimately succeeds in their appeal, the outcome could have an adverse effect on our results of operations in the period in which a liability is recognized and on our cash flows for the period in which any damages are paid.
If our products, services, or technologies were found to infringe a third-party’s proprietary rights, we could be forced to enter into costly royalty or licensing agreements in order to be able to sell our products or discontinue use of the protected technology. Such royalty and licensing agreements may not be available on terms acceptable to us or at all. We could also be required to pay substantial damages, fines or other penalties, indemnify customers or distributors, cease the manufacture, use, or sale of infringing products or processes, and/or expend significant resources to develop or acquire non-infringing technologies. Our suppliers may not provide, or we may not be able to obtain, intellectual property indemnification sufficient to offset all damages, fines or other penalties resulting from any claims of intellectual property infringement brought against us or our customers. There is no guarantee that our use of conventional technology searching and brand clearance searching will identify all potential rights holders. Rights holders may demand payment for past infringements and/or force us to accept costly license terms or discontinue use of protected technology and/or works of authorship that may include, for example, photos, videos, and software. Our current research and development focus on developing software-based products, including that which is related to artificial intelligence, increases this risk.
If we are unable to protect our intellectual property, the value of our brands and products may decrease and we may lose our competitive market advantage.

Our future success depends upon our proprietary technology. Our protective measures for this proprietary technology include patents, trademarks, copyrights, and trade secret protection. However, these protective measures, as well as our efforts to pursue such protective measures, may prove inadequate. For example, the value of intellectual property protection in certain countries may not be apparent until after such protection can no longer be pursued. As such, our intellectual property protection may not extend to all countries in which our products are distributed or will be distributed in the future. Though we work to protect our innovations, we may not be able to obtain protection for certain innovations. For example, we may be unable to patent some software-based products. The scope of any patent protection we have obtained, or may obtain, may not prevent others from developing and selling competing products. Despite our efforts, any intellectual property protection we obtain may be later determined to be insufficient or ineffective.
Our protective measures may prove inadequate for reasons outside of our control. Different intellectual property laws between different countries may lead to differences in protection between such countries. In certain countries in which our products are distributed, the ability to effectively enforce intellectual property rights may not exist. Patent requirements differ by country and certain domestic or foreign laws may prohibit us from satisfying these requirements, creating a risk that some of our international patents may become unenforceable. Patents for older technologies, such as our M26 model of CEDs, have expired or will expire due to statutory limits on patent term. Despite policies and efforts to maintain secrecy, trade secrets and other confidential information we maintain, or may choose to maintain in the future, could be compromised by employees, partners, or other third parties.
Once established, there is no guarantee that our intellectual property rights will remain in force. Issued patents may be re-examined and subsequently ruled invalid or unenforceable. Our registered trademarks may also be diminished or lost. For example, there is a risk that our “TASER” trademark could become synonymous with the general product category of “conducted energy devices”. The right to stop others from misusing our trademarks and service marks in commerce depends, to some extent, on our ability to show evidence of enforcement of our rights against such misuse in commerce. Our efforts to stop improper use, if insufficient, may lead to loss of trademark and service mark rights, brand loyalty and notoriety among our customers and prospective customers.
Our intellectual property may also be at risk if we are unable to defend from enforcement actions, such as that filed by the FTC against us regarding our acquisition of Vievu LLC from Safariland LLC on May 3, 2018. For additional discussion of this matter, refer to Note 9 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. If successful, the FTC is seeking a divestiture of Vievu along with Axon assets sufficient to stand up a viable competitor.

Inability to protect our intellectual property could negatively impact our commercial efforts and competitive market advantage. Regardless of outcome, the prosecution of patent and other intellectual property claims is both costly and time consuming. Unauthorized use of our proprietary technology could divert our management’s attention from our business, and could result in a material adverse effect on our business, financial position, and operating results.
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

•	Longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud.

•	Uncertainty regarding liability for our products and services, including uncertainty as a result of local laws and lack of legal precedent.

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

Our business in the United Kingdom may be negatively impacted by uncertainty regarding the exit of the United Kingdom from the EU (commonly referred to as "Brexit"). The exit itself could negatively impact the United Kingdom and other economies, which could adversely affect sales of our products and services. We may also experience increased volatility in the value of the pound sterling, the euro and other European currencies. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in the United Kingdom and the EU, and we may incur additional costs or need to make operational changes as we adapt to potentially divergent regulatory frameworks.

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
Acquisitions, joint ventures, and other strategic investments may have an adverse effect on our business.
We may consider additional acquisitions, joint ventures, or other strategic investments as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, expected synergies are not achieved, we do not realize a satisfactory return on our investment, we experience difficulty in the integration or coordination of new employees, business systems, and technology, we incur unanticipated liabilities, or there is a diversion of management’s attention from our other businesses. These events could harm our operating results, financial condition or cash flows.
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
A disruption or failure of our systems or operations in the event of a major earthquake, weather event, fire, explosion, failure to contain hazardous materials, industrial accident, cyber-attack, terrorist attack, public health crisis, or other catastrophic event could cause delays in completing sales, providing services, or performing other mission-critical functions.  A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results as well as expose us to claims, litigation and governmental investigations and fines.
In late 2019, a novel strain of coronavirus was first detected in Wuhan, China. Following the outbreak of this virus, the Chinese government has quarantined certain affected regions and certain travel restrictions have been imposed. These events have had and could continue to have an impact on our supply chain. At the time of this filing, the outbreak has been largely concentrated in China, although a growing number of cases have been confirmed in other countries. If our backup and mitigation plans are not sufficient to minimize business disruption, our financial results could be adversely affected.
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
Unanticipated changes in our effective tax rate and additional tax liabilities may impact our operating results.
We are subject to income taxes in the U.S. and various jurisdictions outside of the U.S. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits related to exercises of stock options and vesting of restricted stock units, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, and changes in our liability for unrecognized tax benefits.
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
Additionally, we may be subject to additional tax liabilities due to changes in non-income-based taxes resulting from changes in federal, state or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to the business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.
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
We maintain the majority of our cash and cash equivalents accounts at four depository institutions. As of December 31, 2019, the aggregate balances in such accounts were $161.8 million. Our balances with these institutions regularly exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for domestic deposits and various foreign deposit insurance programs covering our deposits in Australia, Canada, Finland, Germany, Hong Kong, India, Italy, the Netherlands, the United Kingdom, and Vietnam.

We could suffer losses with respect to the uninsured balances if the depository institutions failed and the institution’s assets were insufficient to cover its deposits and/or the governments did not take actions to support deposits in excess of existing insurance limits. Any such losses could have a material adverse effect on our liquidity, financial condition and results of operations.
We depend on our ability to attract and retain our key management, sales and technical personnel.
Our success depends upon the continued service of our key management personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified technical employees. Although we have employment agreements with our officers and other members of our executive management team, the employment of such persons is “at-will” and either we or the employee can terminate the employment relationship at any time, subject to the applicable terms of the employment agreements. The competition for our key employees is intense. The loss of the service of one or more of our key personnel could adversely impact our business, prospects, financial condition and operating results.
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
Stock compensation expense may have a material, unpredictable impact on our results of operations.
We have historically granted and expect to continue to grant stock-based compensation to key employees and non-employee directors as a means of attracting and retaining highly qualified personnel. All stock-based awards are required to be recognized in our financial statements based on their grant date fair values. The amount recognized for stock compensation expense could vary depending on a number of assumptions or changes that may occur.
For awards containing multiple service, performance and market conditions, where all conditions must be satisfied prior to vesting, compensation expense is recognized over the requisite service period, which is defined as the longest explicit, implicit or derived service period, based on management’s estimate of the probability and timing of the performance criteria being satisfied, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimates of the fair value of the awards and timing of recognition of stock-based compensation expense and consequently, the related amount recognized in our statements of operations and comprehensive income.
If we achieve specific operational goals and the covered employees complete the requisite service conditions for the performance-based awards with multiple service, performance, and market conditions, including our CEO Performance Award and our eXponential Stock Performance Plan ("XSPP"), we will recognize stock compensation expense regardless of whether the market conditions are achieved and the underlying tranches vest.
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
Our revenues and operating results have varied significantly in the past and may vary significantly in the future due to various factors, including, but not limited to:

•	budgetary cycles of municipal, state and federal law enforcement and corrections agencies;

•	market acceptance of our products and services;

•	the timing of large domestic and international orders;

•	the outcome of any existing or future litigation;

•	adverse publicity surrounding our products, the safety of our products, or the use of our products;

•	changes in our sales mix;

•	new product introduction costs;

•	increased raw material expenses;

•	changes in our operating expenses, including stock-based compensation expense;

•	changes in foreign currency exchange rates and

•	regulatory changes that may affect the marketability of our products.
As a result of these and other factors, we believe that period-to-period comparisons of our operating results may not be meaningful in the short term, and our performance in a particular period may not be indicative of our performance in any future period.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters and manufacturing facilities are based in an approximately 100,000 square foot facility in Scottsdale, Arizona, which we own. We also lease premises in Phoenix, Arizona; Scottsdale, Arizona; Topsfield, Massachusetts; Seattle, Washington; Melbourne, Australia; Sydney, Australia; Toronto, Canada; Daventry, England; London, England; Tampere, Finland; Frankfurt, Germany; Mumbai, India; Amsterdam, Netherlands; and Ho Chi Minh City, Vietnam.
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
The majority of our locations support both of our reportable segments, except for our Vietnam and Seattle, Washington locations, which primarily support our Software & Sensors segment.
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
Holders
As of December 31, 2019, there were 241 holders of record of our common stock.
Dividends
To date, we have not declared or paid cash dividends on our common stock. We do not intend to pay cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. The stock repurchase program does not have a stated expiration date. During the year ended December 31, 2019, no common shares were purchased under the program. As of December 31, 2019 and 2018, $16.3 million remained available under the plan for future purchases.

Stock Performance Graph
The following stock performance graph compares the performance of our common stock to the NASDAQ Composite Index and the Russell 3000 Index. The graph covers the period from December 31, 2014 to December 31, 2019. The graph assumes that the value of the investment in our stock and in each index was $100 at December 31, 2014, and that all dividends were reinvested. We do not pay dividends on our common stock.

	2014	2015	2016	2017	2018	2019
Axon Enterprise, Inc.	$100.00	$65.29	$91.54	$100.08	$165.22	$276.74
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
Russell 3000	100.00	100.48	113.27	137.21	130.02	170.35

Item 6.    Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statement of operations data for the years ended December 31, 2019, 2018 and 2017, and the balance sheet data as of December 31, 2019 and 2018, have been derived from, and should be read in conjunction with, our audited consolidated financial statements and the notes thereto included herein. The statement of operations data for the years ended December 31, 2016 and 2015, and the balance sheet data as of December 31, 2017, 2016 and 2015, is derived from our historical audited consolidated financial statements and the notes thereto which are not included in this Annual Report on Form 10-K. Dollars are in thousands, except per share amounts.

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Statements of Operations Data:
Net sales (1)	$530,860	$420,068	$343,798	$268,245	$197,892
Gross margin	307,286	258,583	207,088	170,536	128,647
Income (loss) from operations (2) (3)	(6,394)	24,841	13,023	31,851	35,335
Net income (3) (4)	882	29,205	5,207	17,297	19,933
Diluted earnings per share (3) (4)	$0.01	$0.50	$0.10	$0.32	$0.36

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Working capital (5) (6)	$423,525	$392,144	$97,242	$99,192	$123,269
Total assets (5) (6)	845,639	719,540	338,112	278,163	229,881
Total current liabilities (7)	195,566	166,011	107,950	78,039	38,140
Total stockholders’ equity (3) (5) (6) (8)	543,495	467,324	167,444	150,888	157,004
(1) Amounts for the years ended December 31, 2017, 2016, and 2015 have not been adjusted under the modified retrospective method of adoption of Accounting Standards Codification Topic 606, Revenue from Contracts from Customers ("Topic 606"), and are presented consistent with the prior period amounts reported under ASC 605.
(2) Reflects the impact of increased spending on research and development and selling, general and administrative expenses to support growth.
(3) Reflects the impact of $51.6 million and $3.3 million in stock compensation expense related to the CEO Performance Award and XSPP for the years ended December 31, 2019 and 2018, respectively.
(4) Includes the favorable impact of a $5.0 million, $8.9 million, and $1.8 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for restricted stock units ("RSUs") that vested or stock options that were exercised during the years ended December 31, 2019, 2018, and 2017, respectively. Includes tax expense of $8.0 million for the year ended December 31, 2017 related to the enactment of the Tax Cuts and Jobs Act.
(5) In May 2018, we sold 4,645,000 shares of our common stock, which included 645,000 shares pursuant to the full exercise of the underwriters' option to purchase additional shares, in an underwritten public offering at a price of $53.00 per share, which resulted in gross proceeds of $246.2 million. Net proceeds after deducting fees, commissions, and other expenses related to the offering were $234.0 million.
(6) In 2016 and 2015, we used cash and cash equivalents to repurchase approximately $33.7 million and $7.6 million, respectively, of our common shares.
(7) Reflects the impact of higher deferred revenue resulting from shifting an increasing amount of our business to a subscription model.
(8) We recorded a net increase in stockholders’ equity (retained earnings) of $19.0 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606 on contracts that were not complete as of that date.

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

This section discusses our results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018. For a discussion and analysis of the year ended December 31, 2018, compared to the same period in 2017 please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019.
Overview

Axon is a global network of devices, apps, training and people that helps public safety personnel become smarter and safer. Our technologies give law enforcement the confidence, focus and time they need to protect their communities. Our products impact every aspect of an officer's day-to-day experience. Our core mission is to protect life. We fulfill that mission through developing hardware and software products that advance our long term vision of a) obsoleting the bullet, b) reducing social conflict, and c) enabling a fair and effective justice system.

Our revenues for the year ended December 31, 2019 were $530.9 million, an increase of $110.8 million, or 26.4%, from the prior year. We had a loss from operations of $6.4 million compared to income from operations of $24.8 million in the prior year. Gross margins were compressed related to the rollout of our latest generation TASER device and increased data storage expenses, partially offset by higher margins for Software & Sensors devices. Increased cost of sales, selling, general and administrative expenses, and research and development expenses to support continued and future growth also contributed to the decline in operating results. Additionally, expenses for the year ended December 31, 2019 reflected $51.6 million in incremental stock-based compensation expense related to the CEO Performance Award and XSPP. The decline in operating results was partially offset by a $4.3 million increase in interest income. For the year ended December 31, 2019, we recorded net income of $0.9 million compared to $29.2 million for the prior year.

2020 Outlook

For the year ending December 31, 2020, we expect revenue of $615 million to $625 million. We anticipate that revenue for the three months ending March 31, 2020 will reflect approximately 13% growth as compared to the three months ended March 31, 2019. We anticipate that the timing of 2020 revenue will reflect a similar distribution as in 2019. We expect a normalized income tax rate of between 20% and 25%; this rate can fluctuate depending on geography of income and the effects of discrete items, including changes in our stock price.

In late 2019, a novel strain of coronavirus was first detected in Wuhan, China. Following the outbreak of this virus, the Chinese government has quarantined certain affected regions and certain travel restrictions have been imposed. Our operations team is closely monitoring the potential impact to our supply chain. At this time we have successfully managed through the current impacts. Our operations team has some flexibility to adapt to the changing situation; however, if the situation further deteriorates or the outbreak results in further travel restriction on both supply and demand, these impacts could affect our full year guidance.

Results of Operations
The following table presents data from our consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Year Ended December 31,
	2019		2018
Net sales from products	$399,474	75.3%	$327,635	78.0%
Net sales from services	131,386	24.7%	92,433	22.0%
Net sales	530,860	100.0%	420,068	100.0%
Cost of product sales	190,683	35.9%	139,337	33.2%
Cost of service sales	32,891	6.2%	22,148	5.3%
Cost of sales	223,574	42.1%	161,485	38.5%
Gross margin	307,286	57.9%	258,583	61.5%
Operating expenses:
Sales, general and administrative	212,959	40.1%	156,886	37.3%
Research and development	100,721	19.0%	76,856	18.3%
Total operating expenses	313,680	59.1%	233,742	55.6%
Income (loss) from operations	(6,394)	(1.2)%	24,841	5.9%
Interest and other income, net	8,464	1.6%	3,263	0.8%
Income before provision for income taxes	2,070	0.4%	28,104	6.7%
Provision (benefit) for income taxes	1,188	0.2%	(1,101)	(0.3)%
Net income	$882	0.2%	$29,205	7.0%
Net sales to the U.S. and other countries are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2019		2018
United States	$446,100	84.0%	$335,310	79.8%
Other Countries	84,760	16.0%	84,758	20.2%
Total	$530,860	100.0%	$420,068	100.0%
International revenue in 2019 remained consistent with 2018. Lower sales in Canada and the Asia Pacific region were offset by increased sales in Europe and Africa.
Our operations are comprised of two reportable segments: the manufacture and sale of CEDs, batteries, accessories and extended warranties and other products and services (collectively, the “TASER” segment); and the development, manufacture, and sale of software and sensors, which includes the sale of devices, wearables, applications, cloud and mobile products, and services (collectively, the "Software and Sensors" segment). In both segments, we report sales of products and services. Service revenue in both segments includes sales related to Axon Evidence. In the Software and Sensors segment, service revenue also includes other recurring cloud-hosted software revenue and related professional services. Collectively, this revenue is sometimes referred to as "Axon Cloud revenue." Revenue from our “products” in the Software and Sensors segment are generally from sales of sensors, including on-officer body cameras, Axon Fleet cameras, other hardware sensors, warranties on sensors, and other products, and is sometimes referred to as "Sensors and Other revenue." Within the Software and Sensors segment, we include only revenues and costs attributable to that segment which costs include: costs of sales for both products and services, direct labor, and product management and R&D for products included, or to be included, within the Software and Sensors segment. All other costs are included in the TASER segment.

For the Years Ended December 31, 2019 and 2018
Net Sales
Net sales by product line were as follows for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,				Dollar Change	Percent Change
	2019		2018
TASER segment:
TASER 7	$56,652	10.7%	$7,358	1.8%	$49,294	669.9%
TASER X26P	52,524	9.9%	70,638	16.8%	(18,114)	(25.6)%
TASER X2	55,920	10.5%	78,837	18.8%	(22,917)	(29.1)%
TASER Pulse and Bolt	4,089	0.8%	5,182	1.2%	(1,093)	(21.1)%
Cartridges	85,987	16.2%	68,258	16.3%	17,729	26.0%
Axon Evidence and cloud services	704	0.1%	—	—%	704	*
Extended warranties	18,074	3.4%	15,753	3.8%	2,321	14.7%
Other	7,711	1.5%	7,089	1.7%	622	8.8%
TASER segment	281,661	53.1%	253,115	60.4%	28,546	11.3%
Software and Sensors segment:
Axon Body	44,039	8.3%	21,883	5.2%	22,156	101.2%
Axon Flex	5,928	1.1%	6,509	1.5%	(581)	(8.9)%
Axon Fleet	16,182	3.0%	12,527	3.0%	3,655	29.2%
Axon Dock	20,449	3.9%	10,706	2.5%	9,743	91.0%
Axon Evidence and cloud services	130,265	24.5%	90,291	21.5%	39,974	44.3%
TASER Cam	3,104	0.6%	3,871	0.9%	(767)	(19.8)%
Extended warranties	19,188	3.6%	11,860	2.8%	7,328	61.8%
Other	10,044	1.9%	9,306	2.2%	738	7.9%
Software and Sensors segment	249,199	46.9%	166,953	39.6%	82,246	49.3%
Total net sales	$530,860	100.0%	$420,068	100.0%	$110,792	26.4%

Net unit sales were as follows:

	Year Ended December 31,
	2019	2018	Unit Change	Percent Change
TASER 7	49,221	5,759	43,462	754.7%
TASER X26P	48,798	71,823	(23,025)	(32.1)%
TASER X2	40,973	65,855	(24,882)	(37.8)%
TASER Pulse and Bolt	11,785	18,398	(6,613)	(35.9)%
Cartridges	2,751,603	2,342,897	408,706	17.4%
Axon Body	151,499	85,965	65,534	76.2%
Axon Flex	15,586	15,541	45	0.3%
Axon Fleet	10,467	9,445	1,022	10.8%
Axon Dock	22,275	17,762	4,513	25.4%
TASER Cam	5,533	8,310	(2,777)	(33.4)%
Net sales for the TASER segment increased $28.5 million, or 11.3%, primarily as a result of a $17.7 million increase in cartridge revenue and a net increase of $7.2 million in TASER device sales. Cartridge revenues increased due to both increased unit sales and an increase in average selling price. The decreased unit sales of X2 and X26P were partially offset by higher average selling prices. As expected, we continue to see a shift to purchases of our latest generation device, TASER 7, from legacy X2 and X26P devices. We expect recurring payment plan subscriptions to increase as we drive sales of TASER 7, which includes a software subscription with Axon Evidence.
Net sales for the Software and Sensors segment increased $82.2 million, or 49.3%. Revenue from Axon Evidence and cloud services increased $40.0 million as we continued to add users and associated devices to our network during the year ended December 31, 2019. The increase in the aggregate number of users and devices also resulted in increased extended warranty revenues of $7.3 million. Revenue from Axon Body cameras increased $22.2 million and included $19.3 million in sales of Axon Body 3, which was introduced during the third quarter of 2019. Axon Dock revenue also increased $9.7 million with increased units largely driven by the introduction of Axon Body 3, as well as an increase in the average selling price.
For the past few years, we have considered bookings for our Software and Sensors segment as an early indicator of activity for Axon camera products and Axon Evidence services. We have shifted our focus to total company future contracted revenue, which we believe is a more relevant and comprehensive forward-looking performance indicator, as it encompasses all company contracts, including TASER. As of December 31, 2019, we had approximately $1.23 billion of total company future contracted revenue, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. We expect to recognize between 20% - 25% of this balance over the next twelve months, and expect the remainder to be recognized over the following five to seven years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.
Backlog - As of December 31, 2019 compared to December 31, 2018
Our backlog for products and services includes all orders that have been received and are believed to be firm.
In the TASER segment, we define backlog as equal to deferred revenue. Deferred revenue represents amounts invoiced to customers for goods and services to be delivered in subsequent periods. We process orders within the TASER segment quickly, and our best estimate of firm orders outstanding as of period end represents those that have been paid for but remain undelivered. The TASER segment backlog balance was $55.2 million as of December 31, 2019. We expect to realize $22.6 million of this deferred revenue balance as revenue during the next 12 months. This represents cash received and accounts receivable from customers on or prior to December 31, 2019 for products and services expected to be delivered in the next 12 months.

In the Software and Sensors segment, we define backlog as cumulative bookings, net of cancellations, less product and service revenue recognized to date. Bookings are generally realized as revenue over multiple years. The Software and Sensors backlog balance was $1.0 billion as of December 31, 2019. This backlog balance includes $150.6 million of deferred revenue, and $875.6 million that has been recorded as bookings but not yet invoiced, all as of December 31, 2019. We expect to realize approximately $270.0 million of the December 31, 2019 backlog balance as revenue during the next 12 months.

	TASER	Software and Sensors	Total
	(in thousands)
Balance, beginning of period	$54,597	$758,125	$812,722
Add: additions to backlog, net of cancellations	282,253	517,266	799,519
Less: revenue recognized during period	(281,661)	(249,199)	(530,860)
Balance end of period	$55,189	$1,026,192	$1,081,381
Our backlog of $1.1 billion as of December 31, 2019 has increased significantly from $812.7 million as of December 31, 2018. The increase in TASER segment backlog is not expected to have a material impact on revenue or operating margins. Our significant increase in backlog, primarily in the Software and Sensors segment is indicative of expected revenue growth in this segment. Revenue growth in the Software and Sensors segment is expected to result in improved operating margins over time as additional revenue will cover a larger portion of our selling, general and administrative expenses and research and development costs. We also anticipate gross margins to improve gradually in future years.
Cost of Product and Service Sales
Cost of Product and Service Sales (dollars in thousands):

	Year Ended December 31,				Dollar Change	Percent Change
	2019		2018
TASER segment:
Cost of product sales	$107,188	38.1%	$80,354	31.7%	$26,834	33.4%
Software and Sensors segment:
Cost of product sales	83,495	33.5%	58,983	35.3%	24,512	41.6%
Cost of service sales	32,891	13.2%	22,148	13.3%	10,743	48.5%
Total cost of sales	116,386	46.7%	81,131	48.6%	35,255	43.5%
Total cost of product and service sales	$223,574	42.1%	$161,485	38.4%	$62,089	38.4%
Within the TASER segment, cost of product sales increased $26.8 million, or 33.4%, to $107.2 million in 2019, compared to $80.4 million in 2018. Cost as a percentage of sales increased to 38.1% from 31.7%.  The increase in cost of product sales was primarily attributable to the mix of products, with higher cost per unit for TASER 7 handles and cartridges as well as higher depreciation on new production equipment for the TASER 7. Additionally, cost of product sales included approximately $3.0 million in expense for TASER 7 ramp-up and optimization costs related to scrap, obsolete inventory, and higher labor costs.
Within the Software and Sensors segment, cost of product and service sales was $116.4 million, an increase of $35.3 million, or 43.5%, from 2018. As a percentage of net sales, cost of product and service sales decreased to 46.7% in 2019 from 48.6% in 2018. Cost of product sales increased $24.5 million primarily driven by the impact of increased units as well as increased freight and customs expenses, but decreased as a percentage of total segment net sales, reflecting non-recurrence of customer fulfillment costs associated with our acquisition of VIEVU in May 2018 and higher pricing on Axon Body 2 cameras and docks. Cost of service sales increased $10.7 million driven primarily by a $5.0 million increase in third party cloud data storage and compute costs, and by a $3.9 million increase in professional services expense due to both significant Fleet installations during 2019 and an overall increase following the acquisition of VIEVU in May 2018. In June 2019, we entered into a purchase agreement for cloud data storage with a three year term beginning July 1, 2019. We expect that this agreement, in combination with moving certain data into archive storage, will slow the growth of our future storage and compute costs, despite anticipated increases in the amount of data stored.
Gross Margin
Gross Margin (dollars in thousands):

	Year Ended December 31,
			Dollar Change	Percent Change
	2019	2018
TASER segment	$174,473	$172,761	$1,712	1.0%
Software and Sensors segment	132,813	85,822	46,991	54.8%
Total gross margin	$307,286	$258,583	$48,703	18.8%
Gross margin as % of net sales	57.9%	61.5%
Gross margin increased $48.7 million to $307.3 million for the year ended December 31, 2019 compared to $258.6 million for 2018. As a percentage of net sales, gross margin decreased to 57.9% for 2019 from 61.5% for 2018.

As a percentage of net sales, gross margin for the TASER segment decreased to 61.9% for the year ended December 31, 2019 from 68.3% for the year ended December 31, 2018. TASER 7 devices have a lower average selling price per unit than legacy products due to the bundle of products and services included, and a higher cost per unit than legacy products. Additionally, gross margin was impacted by trade in credits provided to certain customers purchasing TASER 7 devices.

Within the Software and Sensors segment, gross margin as a percentage of total segment net sales was 53.3% and 51.4% for the years ended 2019 and 2018, respectively. Within the Software and Sensors segment, product gross margin was 29.8% for the year ended December 31, 2019 and 20.8% for the same period in 2018, while the service margins were 74.8% and 76.0% during those same periods, respectively.
Sales, General and Administrative Expenses
Sales, General and Administrative ("SG&A") Expenses (dollars in thousands):

	Year Ended December 31,		Dollar Change	Percent Change
	2019	2018
Salaries, benefits and bonus	$67,582	$63,185	$4,397	7.0%
Stock-based compensation	59,341	12,710	46,631	366.9%
Professional, consulting and lobbying	21,590	24,469	(2,879)	(11.8)%
Sales and marketing	28,961	19,427	9,534	49.1%
Travel and meals	11,407	9,908	1,499	15.1%
Depreciation and amortization	5,739	6,051	(312)	(5.2)%
Other	18,339	21,136	(2,797)	(13.2)%
Total sales, general and administrative expenses	$212,959	$156,886	$56,073	35.7%
SG&A expenses as a percentage of net sales	40.1%	37.3%

SG&A increased $56.1 million, or 35.7%. Stock-based compensation expense increased $46.6 million in comparison to the prior year comparable period, which was primarily attributable to an increase of $30.8 million in expense related to the CEO Performance Award and expense of $11.5 million related to our XSPP. During the year ended December 31, 2019, attainment of the third through ninth tranches of the CEO Performance Award and XSPP became probable. Accordingly, we recorded expense of $26.5 million for the CEO Performance Award and $7.3 million for the XSPP reflecting the cumulative expense for the third through ninth tranches from the grant dates through December 31, 2019. Refer to Note 12 of the notes to our consolidated financial statements within this Annual Report on Form 10-K for additional discussion of the CEO Performance Award and XSPP. Stock-based compensation expense also increased over the prior year comparable period due to an increase in headcount.
Salaries, benefits and bonus expense increased $4.4 million, primarily due to an increase in headcount. The increase was partially offset by a decline in expense for contract labor. Salaries, benefits and bonus expense decreased as a percentage of sales from 15.0% for 2018 to 12.7% for 2019.
Sales and marketing expenses increased $9.5 million, driven by a $8.7 million increase in commissions tied to higher revenues. The increase in commissions was also driven by higher commission rates for higher value bundled deals, which have continued to increase.
The increases were partially offset by a decrease of $2.9 million in professional, consulting and lobbying expenses. Legal expenses increased by approximately $1.0 million, offset by a $3.8 million decrease in professional fees, which were higher during 2018 related to our acquisition of Vievu, the adoption of Topic 606, and the implementation of the CEO Performance Award and XSPP.
During 2019, we abandoned certain capitalized software related to implementation work on an enterprise resource planning system conversion, resulting in an impairment charge of $1.3 million, and certain planning and site development activities related to our planned new headquarters, resulting in an impairment charge of $0.7 million. During 2018, we recorded an impairment charge of $2.0 million related to the abandonment of certain developed technology acquired in a business combination.
As discussed in Note 9 of the notes to our consolidated financial statements within this Annual Report on Form 10-K, on January 3, 2020, we sued the FTC in the District of Arizona, and the FTC filed an enforcement action regarding our May 2018 acquisition of Vievu LLC. This litigation is expected to result in an increase in legal expenses during the year ending December 31, 2020. While the amount and timing of such expenses is unknown and will vary depending on the progression of litigation, we currently anticipate expenses in the range of $10.0 million to $15.0 million for the year, with a higher proportion of the expense expected during the first half of 2020.
Research and Development Expenses
Research and Development ("R&D") Expenses (dollars in thousands):

	Year Ended December 31,		Dollar Change	Percent Change
	2019	2018
Salaries, benefits and bonus	$63,763	$49,792	$13,971	28.1%
Stock-based compensation	17,588	8,658	8,930	103.1%
Professional and consulting	4,525	4,183	342	8.2%
Travel and meals	2,247	2,192	55	2.5%
Other	12,598	12,031	567	4.7%
Total research and development expenses	$100,721	$76,856	$23,865	31.1%
R&D expenses as a percentage of net sales	19.0%	18.3%

The increase in R&D expense was fully attributable to our Software and Sensors segment. Within the TASER segment, R&D expenses decreased $2.5 million or 14.9% due to lower headcount and a decrease in hardware spending, which was higher during the prior year comparable period leading up to the TASER 7 launch. R&D expense for the Software and Sensors segment increased $26.4 million or 44.1%, but decreased to 34.6% of sales as compared to 35.8% in the prior year. Of the increase, $16.1 million related to salaries, benefits, and bonus attributable to increased headcount.

Stock-based compensation expense increased $8.9 million. Contributing to the increase was expense of $5.2 million related to our XSPP. During 2019, attainment of the third through ninth tranches of the XSPP became probable. Accordingly, we recorded expense of $3.4 million for the XSPP reflecting the cumulative expense for the third through ninth tranches from the grant dates through December 31, 2019. Stock-based compensation expense also increased over the prior year comparable period due to an increase in headcount.

Hardware spending increased approximately $2.6 million leading up to the Axon Body 3 launch. This increase was largely offset by decreases in depreciation and other expenses.

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
Interest and Other Income, Net
Interest and other income, net was $8.5 million and $3.3 million for the years ended December 31, 2019 and 2018, respectively.
For the year ended December 31, 2019, we earned interest income of $8.7 million and had losses from foreign currency transaction adjustments of $0.3 million, other income, net of $0.1 million, and interest expense of less than $0.1 million. For the year ended December 31, 2018, we earned interest income of $4.4 million and had losses from foreign currency transaction adjustments of $1.1 million, interest expense of $0.1 million, and other expense of $0.1 million.
Provision for Income Taxes
The provision for income taxes was $1.2 million for the year ended December 31, 2019. The effective income tax rate for 2019 was 57.4%. The benefits related to excess stock-based compensation of $5.0 million and research and development credits of $4.9 million were partially offset by the tax effects of permanently non-deductible expenses for executive compensation of $7.6 million, an increase in uncertain tax benefits of $1.2 million and other permanently non-deductible expenses of $1.1 million and state tax expense of $0.5 million. Additionally, we recorded a $0.4 million increase to our valuation allowance as of December 31, 2019 related to research and development tax credits that may not be utilized prior to expiration, partially offset by changes in certain foreign jurisdictions.

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
Net Income
Our net income decreased by $28.3 million to $0.9 million for the year ended December 31, 2019 compared to $29.2 million in 2018. Net income per basic and diluted share was $0.01 for 2019, compared to net income per basic and diluted share of $0.52 and $0.50, respectively, for 2018.

Three Months Ended December 31, 2019 Compared to September 30, 2019
Net sales by product line were as follows (dollars in thousands):

	Three Months Ended December 31, 2019		Three Months Ended September 30, 2019		Dollar Change	Percent Change
TASER segment:
TASER 7	$17,186	10.0%	$20,214	15.4%	$(3,028)	(15.0)%
TASER X26P	14,692	8.5%	11,578	8.8%	3,114	26.9%
TASER X2	15,507	9.0%	13,241	10.1%	2,266	17.1%
TASER Pulse and Bolt	1,169	0.7%	1,132	0.9%	37	3.3%
Cartridges	28,633	16.7%	18,901	14.4%	9,732	51.5%
Axon Evidence and cloud services	341	0.2%	218	0.2%	123	56.4%
Extended warranties	4,733	2.8%	4,543	3.5%	190	4.2%
Other	1,694	1.0%	1,916	1.5%	(222)	(11.6)%
TASER segment	83,955	48.9%	71,743	54.8%	12,212	17.0%
Software and Sensors segment:
Axon Body	25,219	14.7%	6,763	5.2%	18,456	272.9%
Axon Flex	1,411	0.8%	1,670	1.3%	(259)	(15.5)%
Axon Fleet	5,205	3.0%	4,341	3.3%	864	19.9%
Axon Dock	11,048	6.4%	3,358	2.6%	7,690	229.0%
Axon Evidence and cloud services	36,804	21.4%	34,022	26.0%	2,782	8.2%
TASER Cam	623	0.4%	534	0.4%	89	16.7%
Extended warranties	5,124	3.0%	4,714	3.6%	410	8.7%
Other	2,462	1.4%	3,692	2.8%	(1,230)	(33.3)%
Software and Sensors segment	87,896	51.1%	59,094	45.2%	28,802	48.7%
Total net sales	$171,851	100.0%	$130,837	100.0%	$41,014	31.3%
Net unit sales were as follows:

	Three Months Ended
	December 31, 2019	September 30, 2019	Unit Change	Percent Change
TASER 7	14,577	17,674	(3,097)	(17.5)%
TASER X26P	13,554	10,766	2,788	25.9%
TASER X2	11,534	9,819	1,715	17.5%
TASER Pulse and Bolt	2,978	3,923	(945)	(24.1)%
Cartridges	962,519	566,347	396,172	70.0%
Axon Body	83,268	22,037	61,231	277.9%
Axon Flex	3,078	5,409	(2,331)	(43.1)%
Axon Fleet	3,324	2,967	357	12.0%
Axon Dock	10,149	3,724	6,425	172.5%
TASER Cam	1,177	899	278	30.9%

Net sales for the TASER segment increased $12.2 million, or 17.0%, on a sequential basis primarily due to an overall increase in revenue from cartridges. An inventory shortfall earlier in the year resulted in a backlog primarily for TASER 7 and X2 cartridges; this backlog was cleared during the quarter ended December 31, 2019. The increase in cartridge units were partially offset by a decrease in the average selling price. Net sales also included a net increase of $2.4 million in TASER device sales. TASER 7 sales declined compared to the three months ending September 30, 2019; as a result of a battery component supplier not being able to timely fulfill our production needs, approximately $3 million of forecasted TASER 7 sales shifted from the three months ended June 30, 2019 to the three months ending September 30, 2019. Units of our legacy TASER devices increased, while the average selling prices remained consistent with the prior quarter.

Net sales for the Software and Sensors segment increased $28.8 million, or 48.7%, on a sequential basis. Revenue from Axon Body cameras increased $18.5 million and included $18.7 million in sales of Axon Body 3, which was introduced during the third quarter of 2019. Partially offsetting this increase was a decrease in units and average selling price of Axon Body 2 units. Axon Dock revenue also increased $7.7 million with increased units largely driven by the introduction of Axon Body 3, as well as an increase in the average selling price. The increase in the aggregate number of users on our network, including on-premise users in secondary international markets, resulted in increased Axon Evidence and cloud services revenues of $2.8 million.

International sales were $24.5 million in for the three months ended December 31, 2019 as compared to $20.0 million for the three months ended September 30, 2019, an increase of $4.5 million, driven by increased sales in the Asia Pacific region which were partially offset by lower sales in Africa.
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

EBITDA and Adjusted EBITDA (CEO Performance Award) reconcile to net income as follows (dollars in thousands):

	For the Years Ended December 31,
	2019	2018
Net income	$882	$29,205
Depreciation and amortization	11,361	10,615
Interest expense	46	86
Investment interest income	(7,040)	(3,002)
Provision for (benefit from) income taxes	1,188	(1,101)
EBITDA	$6,437	$35,803

Adjustments:
Stock-based compensation expense	78,495	21,879
Adjusted EBITDA (CEO Performance Award)	$84,932	$57,682
Liquidity and Capital Resources
Summary
As of December 31, 2019, we had $172.3 million of cash and cash equivalents, a decrease of $177.2 million from December 31, 2018. Cash and cash equivalents and investments totaled $396.3 million, an increase of $46.8 million from December 31, 2018.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2019	2018
Operating activities	$65,673	$63,875
Investing activities	(240,737)	(9,860)
Financing activities	(3,937)	219,348
Effect of exchange rate changes on cash and cash equivalents	329	(774)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(178,672)	$272,589
Operating activities

Net cash provided by operating activities in 2019 of $65.7 million consisted of $0.9 million in net income, the net add-back of non-cash income statement items totaling $89.4 million and a $24.6 million net change in operating assets and liabilities. Included in the non-cash items were $11.4 million in depreciation and amortization expense, $2.5 million related to the impairment of certain property and equipment, $78.5 million in stock-based compensation expense, and a $8.0 million increase in deferred income tax assets. The most significant increase to the portion of cash provided by operating activities related to the changes in operating assets and liabilities was a $24.0 million increase in deferred revenue. Of the deferred revenue increase, $10.5 million resulted from increased hardware deferred revenue from TASER subscription sales, and $13.1 million related to prepayments for Software and Sensors services. Additionally, operating cash flows were positively impacted by an increase of $5.0 million in accounts payable and accrued liabilities, which was primarily a result of the timing of invoice payments. Operating cash flows were negatively impacted by increased inventory of $4.9 million, increased accounts and notes receivable and contract assets of $38.8 million and increased prepaid expenses and other assets of $9.8 million. The increase in accounts and notes receivable and contract assets was attributable to increased sales in 2019, primarily sales made under subscription plans. The increase in prepaid expenses and other assets of $9.8 million during 2019 was primarily attributable to a $15.0 million prepayment related to a purchase agreement for cloud data storage that commenced in July 2019, net of usage of $7.0 million, and a smaller increase in deferred commissions.

Investing activities
We used $240.7 million for investing activities in 2019. Purchases of investments, net of calls and maturities, were $224.4 million. We also invested $16.3 million in the purchase of property and equipment and intangibles.

Financing activities
Net cash used in financing activities was $3.9 million for the year ended December 31, 2019. During 2019, we paid income and payroll taxes of approximately $4.1 million on behalf of employees who net-settled stock awards during the period. These cash outflows were partially offset by $0.1 million of proceeds from the exercise of stock options.
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
As of December 31, 2019, we had letters of credit outstanding of $2.7 million, leaving the net amount available for borrowing of $47.3 million. The facility matures on December 31, 2021 and has an accordion feature which allows for an increase in the total line of credit up to $100.0 million, subject to certain conditions, including the availability of additional bank commitments. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At December 31, 2019 and 2018, there were no borrowings under the line.
Our agreement with the bank requires us to comply with a maximum funded debt to EBITDA ratio, as defined, of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At December 31, 2019, the Company’s funded debt to EBITDA ratio was 0.0004 to 1.00.
TASER 60 installment purchase arrangements typically involve amounts invoiced in five equal installments at the beginning of each year of the five-year term. This is in contrast to a traditional CED sale in which the entire amount being charged for the hardware is invoiced upon shipment. This impacts liquidity in a commensurate fashion, with the cash for the TASER 60 arrangement received in five annual installments rather than up front. It is our strategic intent to shift an increasing amount of our business to a subscription model, to better match the municipal budgeting process of our customers as well as to allow for multiple product offerings to be bundled into existing subscriptions. We carefully considered the cash flow impacts of this strategic shift and regularly revisit our cash flow forecast with the goal of maintaining a comfortable level of liquidity as we introduce commercial offerings in which we incur upfront cash costs to produce and fulfill hardware sales ahead of the cash inflows from our customers. We anticipate, and have prepared for, the majority of our arrangements in both reportable segments to be offered in similar subscription-type offerings over the coming years. With the launch of the TASER 7, which is primarily being sold in subscription offerings, this strategic shift continues to accelerate.
Based on our strong balance sheet and the fact that we had less than $0.1 million in total long-term debt and financing lease obligations at December 31, 2019, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.
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
Contractual Obligations
The following table outlines our future contractual financial obligations by period in which payment is expected, as of December 31, 2019 (dollars in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$12,042	$4,539	$6,330	$1,173	$—
Financing leases including interest	36	36	—	—	—
Purchase obligations	193,322	154,845	24,118	4,413	9,946
Total contractual obligations	$205,400	$159,420	$30,448	$5,586	$9,946
Purchase obligations in the table above represent $137.9 million of open purchase orders and $55.4 million of other purchase obligations. The open purchase orders represent both cancelable and non-cancelable purchase orders with key vendors, which are included in this table due to our strategic relationships with these vendors.
We are subject to U.S. federal income tax as well as income taxes imposed by state and foreign jurisdictions. As of December 31, 2019, we had $6.9 million of gross unrecognized tax benefits related to uncertain tax positions. The settlement period for our long-term income tax liabilities cannot be determined; however, the liabilities are expected to increase by approximately $1.2 million within the next 12 months.
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
Product Warranties
We warranty our CEDs, Axon cameras and certain related accessories from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for the standard warranty are charged to cost of products sold when revenue is recorded for the related product. Future warranty costs are estimated based on historical data related to warranty claims on a quarterly basis and this rate is applied to current product sales. Historically, reserve amounts have been increased if management becomes aware of a component failure or other issue that could result in larger than anticipated warranty claims from customers. The warranty reserve is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of December 31, 2019 and 2018, our warranty reserve was approximately $1.5 million and $0.9 million, respectively.  Warranty expense for the years ended December 31, 2019, 2018 and 2017 was $1.6 million, $0.7 million and $0.1 million, respectively. The increase in warranty expense for the year ended December 31, 2019 was primarily driven by the initial reserves on the new product launch of our Axon Body 3 camera as well as our continued support of TASER 7. As of December 31, 2019, our reserve included initial reserves related to Axon Body 3 cameras and docks. Warranty expense for the year ended December 31, 2018 was impacted by higher than initially expected warranty claims for the Axon Flex 2 on-officer body camera. Warranty expense for the year ended December 31, 2017, was impacted by lower than expected warranty claims for the Axon Body 2 on-officer body camera.
Revenue related to separately-priced extended warranties is initially recorded as deferred revenue at its allocated amount and subsequently recognized as net sales on a straight-line basis over the warranty service period. Costs related to extended warranties are charged to cost of product and service sales when incurred.
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
During the year ended December 31, 2019, we recorded provisions to reduce inventories to their lower of cost and net realizable value of approximately $1.3 million compared to $3.8 million during the year ended December 31, 2018. The provision in 2019 was driven by analyses of projected sales data for existing products resulting in adjustments to state inventories at their lower of cost and net realizable value. The provision for 2018 was primarily attributable to the impact of phasing out previous generations of VIEVU cameras in an effort to convert existing customers to Axon body camera deployments.
Revenue Recognition, Deferred Revenue and Accounts and Notes Receivable
We derive revenue from two primary sources: (1) the sale of physical products, including CEDs, Axon cameras, Axon Signal enabled devices, corresponding hardware extended warranties, and related accessories such as Axon docks, cartridges and batteries, among others, and (2) subscriptions to our Axon Evidence digital evidence management SaaS (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, we also recognize training, professional services and revenue related to other software and SaaS services. We apply the five-step model outlined in Topic 606.

Many of our products and services are sold on a standalone basis. We also bundle our hardware products and services together and sell them to our customers in single transactions, where the customer can make payments over a multi-year period. For the years ended December 31, 2019, 2018 and 2017, the composition of revenue recognized from contracts containing multiple performance obligations and those not containing multiple performance obligations was as follows (dollars in thousands):

	For the Year Ended December 31, 2019
	TASER		Software and Sensors		Total
Contracts with Multiple Performance Obligations	$130,761	46.4%	$245,416	98.5%	$376,177	70.9%
Contracts without Multiple Performance Obligations	150,900	53.6	3,783	1.5	154,683	29.1
Total	$281,661	100.0%	$249,199	100.0%	$530,860	100.0%

	For the Year Ended December 31, 2018
	TASER		Software and Sensors		Total
Contracts with Multiple Performance Obligations	$72,355	28.6%	$159,318	95.4%	$231,673	55.2%
Contracts without Multiple Performance Obligations	180,760	71.4	7,635	4.6	188,395	44.8
Total	$253,115	100.0%	$166,953	100.0%	$420,068	100.0%

	For the Year Ended December 31, 2017 (1)
	TASER		Software and Sensors		Total
Contracts with Multiple Performance Obligations	$53,865	23.0%	$102,529	93.8%	$156,394	45.5%
Contracts without Multiple Performance Obligations	180,647	77.0	6,757	6.2	187,404	54.5
Total	$234,512	100.0%	$109,286	100.0%	$343,798	100.0%

(1) Amounts for the years ended December 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.

Additionally, we offer customers the ability to purchase CED cartridges and certain services on an unlimited basis over the contractual term. Due to the unlimited nature of these arrangements whereby we are obligated to deliver unlimited products at the customer’s request, we account for these arrangements as stand-ready obligations, and recognize revenue ratably over the contract period. Cost of product sales is recognized as the products are shipped to the customer.

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

Performance obligations to deliver products, including CEDs, cameras and related accessories such as cartridges, batteries and docks, are generally satisfied at the point in time we ship the product, as this is when the customer obtains control of the asset under our standard terms and conditions. In certain contracts with non-standard terms and conditions, these performance obligations may not be satisfied until formal customer acceptance occurs. Performance obligations to fulfill service-type extended warranties and provide our SaaS offerings, including Axon Evidence and other cloud services, are generally satisfied over time as the customer receives and consumes the benefits of these services over the stated service period.

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
Circumstances that might indicate long-lived assets might not be recoverable could include, but are not limited to, a change in the product mix, a change in the way products and services are created, produced or delivered, or a significant change in the way our products are branded and marketed. When performing a review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. During the year ended December 31, 2019, we abandoned certain capitalized software related to implementation work on an enterprise resource planning system conversion, resulting in an impairment charge of $1.3 million, and certain planning and site development activities related to our planned new headquarters, resulting in an impairment charge of $0.7 million, both of which were included in sales, general and administrative expense in the accompanying consolidated statements of operations. During the year ended December 31, 2018, we abandoned certain developed technology acquired in a business combination resulting in an impairment charge of $2.0 million. During the year ended December 31, 2017, we abandoned certain developed technology acquired in a business combination resulting in an impairment charge of $1.0 million.
Income Taxes
We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carry forwards.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. We must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies for each year a tax credit was claimed for federal, Arizona, and California income tax purposes. We determined that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, have established a liability for unrecognized tax benefits of $6.1 million as of December 31, 2019. In addition, we established a $0.1 million liability related to uncertain tax positions for certain federal income tax liabilities, for a total unrecognized tax benefit of $6.2 million. We expect the amount of the unrecognized tax benefit to increase by approximately $1.2 million within the next 12 months. Should the unrecognized tax benefit of $6.2 million be recognized, our effective tax rate would be favorably impacted. Our estimates are based on information available to us at the time we prepare the income tax provision. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. Our U.S. federal income tax return for fiscal year 2016 is currently under audit by the IRS.
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
Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of December 31, 2019, we would need to generate approximately $88.5 million of pre-tax income in the U.S. in order to realize the net deferred tax assets for which a benefit has been recorded. This estimate considers the reversal of approximately $25.3 million in gross deferred tax liabilities, $6.2 million tax-effected. We have state net operating losses ("NOLs") of $1.2 million, which produce deferred tax assets of $0.1 million, which expire at various dates between 2029 and 2036. We anticipate sufficient future pre-tax book income to realize a large portion of our deferred tax assets. However, based on expected income for years in which Arizona R&D tax credits are set to expire, and cumulative losses in certain foreign jurisdictions, a reserve of $7.2 million has been recorded as a valuation allowance against deferred tax assets as of December 31, 2019.
Stock-Based Compensation
We have historically granted stock-based compensation to key employees and non-employee directors as a means of attracting and retaining highly qualified personnel. Stock-based compensation awards primarily consist of service-based RSUs, performance-based RSUs, and performance-based stock options. Our stock-based compensation awards are classified as equity and measured at the fair market value of the underlying stock at the grant date. For service-based awards, we recognize RSU expense using the straight-line attribution method over the requisite service period. Vesting of performance-based RSUs and options is contingent upon the achievement of certain performance criteria related to our operating performance, as well as successful and timely development and market acceptance of future product introductions. For performance-based RSUs containing only performance conditions, compensation cost is recognized using the graded attribution model over the explicit or implicit service period. For awards containing multiple service, performance or market conditions, where all conditions must be satisfied prior to vesting, compensation expense is recognized over the requisite service period, which is defined as the longest explicit, implicit or derived service period, based on management’s estimate of the probability and timing of the performance criteria being satisfied, adjusted at each balance sheet date. For both service-based and performance-based RSUs, we account for forfeitures as they occur as a reduction to stock-based compensation expense and additional paid-in-capital.
For performance-based options, stock-based compensation expense is recognized over the expected performance achievement period of individual performance goals when the achievement of each individual performance goal becomes probable. For performance-based awards with a vesting schedule based entirely on the attainment of both performance and market conditions, stock-based compensation expense is recognized over the longer of the expected achievement period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of achievement. The fair value of such awards is estimated on the grant date using Monte Carlo simulations. Refer to Note 12 of the notes to our consolidated financial statements within this Annual Report on Form 10-K.
We have granted a total of approximately 14.5 million performance-based awards (options and restricted stock units) of which approximately 12.4 million are outstanding as of December 31, 2019, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance and market capitalization. Compensation expense for performance awards will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimates of the fair value of the awards and timing of recognition of stock-based compensation and consequently, the related amount recognized in our statements of operations and comprehensive income.
Contingencies and Accrued Litigation Expense
We are subject to the possibility of various loss contingencies arising in the ordinary course of business, including product-related and other litigation. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Refer to Note 9 of our consolidated financial statements within this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. Based on investment positions as of December 31, 2019, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.8 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
Additionally, we have access to a $50.0 million line of credit borrowing facility which bears interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to EBITDA ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled

$2.7 million at December 31, 2019. At December 31, 2019, there was no amount outstanding under the line of credit, and the available borrowing under the line of credit was $47.3 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
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

Item 8. Financial Statements and Supplementary Data

AXON ENTERPRISE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$172,250	$349,462
Short-term investments	178,534	—
Accounts and notes receivable, net of allowance of $1,567 and $1,882 as of December 31, 2019 and 2018, respectively	146,878	130,579
Contract assets, net	47,718	13,960
Inventory	38,845	33,763
Prepaid expenses and other current assets	34,866	30,391
Total current assets	619,091	558,155
Property and equipment, net	43,770	37,893
Deferred tax assets, net	27,688	19,347
Intangible assets, net	12,771	15,935
Goodwill	25,013	24,981
Long-term investments	45,499	—
Long-term notes receivable, net of current portion	31,598	40,230
Other assets	40,209	22,999
Total assets	$845,639	$719,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,874	$15,164
Accrued liabilities	45,001	41,092
Current portion of deferred revenue	117,864	107,016
Customer deposits	2,974	2,702
Other current liabilities	3,853	37
Total current liabilities	195,566	166,011
Deferred revenue, net of current portion	87,936	74,417
Liability for unrecognized tax benefits	3,832	2,849
Long-term deferred compensation	3,936	3,235
Deferred tax liability, net	354	—
Other long-term liabilities	10,520	5,704
Total liabilities	302,144	252,216
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 59,497,759 and 58,810,637 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1	1
Additional paid-in capital	528,272	453,400
Treasury stock at cost, 20,220,227 shares as of December 31, 2019 and 2018	(155,947)	(155,947)
Retained earnings	172,265	171,383
Accumulated other comprehensive loss	(1,096)	(1,513)
Total stockholders’ equity	543,495	467,324
Total liabilities and stockholders’ equity	$845,639	$719,540
The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	For the Years Ended December 31,
	2019	2018	2017
Net sales from products	$399,474	$327,635	$285,859
Net sales from services	131,386	92,433	57,939
Net sales	530,860	420,068	343,798
Cost of product sales	190,683	139,337	117,997
Cost of service sales	32,891	22,148	18,713
Cost of sales	223,574	161,485	136,710
Gross margin	307,286	258,583	207,088
Sales, general and administrative	212,959	156,886	138,692
Research and development	100,721	76,856	55,373
Total operating expenses	313,680	233,742	194,065
Income (loss) from operations	(6,394)	24,841	13,023
Interest and other income, net	8,464	3,263	2,738
Income before provision for income taxes	2,070	28,104	15,761
Provision (benefit) for income taxes	1,188	(1,101)	10,554
Net income	$882	$29,205	$5,207
Net income per share:
Basic	$0.01	$0.52	$0.10
Diluted	$0.01	$0.50	$0.10
Weighted average shares outstanding:
Basic	59,190	56,392	52,726
Diluted	60,018	57,922	53,898

Net income	$882	$29,205	$5,207
Foreign currency translation adjustments	417	(46)	(2,370)
Comprehensive income	$1,299	$29,159	$2,837

The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2016	52,325,251	$1	$187,656	20,220,227	$(155,947)	$118,275	$903	$150,888
Cumulative effect of applying a change in accounting principle	—	—	475	—	—	(297)	—	178
Issuance of common stock under employee plans, net	644,618	—	(2,069)	—	—	—	—	(2,069)
Stock-based compensation	—	—	15,610	—	—	—	—	15,610
Net income	—	—	—	—	—	5,207	—	5,207
Foreign currency translation adjustments	—	—	—	—	—	—	(2,370)	(2,370)
Balance, December 31, 2017	52,969,869	$1	$201,672	20,220,227	$(155,947)	$123,185	$(1,467)	$167,444
Cumulative effect of applying a change in accounting principle	—	—	—	—	—	18,993	—	18,993
Issuance of common stock	4,645,000	—	233,993	—	—	—	—	233,993
Issuance of common stock business combination	58,843	—	8,226	—	—	—	—	8,226
Issuance of common stock under employee plans, net	1,136,925	—	(12,370)	—	—	—	—	(12,370)
Stock-based compensation	—	—	21,879	—	—	—	—	21,879
Net income	—	—	—	—	—	29,205	—	29,205
Foreign currency translation adjustments	—	—	—	—	—	—	(46)	(46)
Balance, December 31, 2018	58,810,637	$1	$453,400	20,220,227	$(155,947)	$171,383	$(1,513)	$467,324
Issuance of common stock under employee plans, net	616,509	—	(3,937)	—	—	—	—	(3,937)
Stock-based compensation	—	—	78,809	—	—	—	—	78,809
Issuance of common stock for business combination contingent consideration	70,613	—	—	—	—	—	—	—
Net income	—	—	—	—	—	882	—	882
Foreign currency translation adjustments	—	—	—	—	—	—	417	417
Balance, December 31, 2019	59,497,759	$1	$528,272	20,220,227	$(155,947)	$172,265	$(1,096)	$543,495
The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$882	$29,205	$5,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,361	10,615	8,041
Loss on disposal and abandonment of intangible assets	67	2,117	1,146
Purchase accounting adjustments to goodwill	—	—	(23)
Loss (gain) on disposal and impairment of property and equipment, net	2,542	303	(28)
Stock-based compensation	78,495	21,879	15,610
Deferred income taxes	(7,987)	(3,592)	2,830
Unrecognized tax benefits	983	1,144	(191)
Other noncash, net	3,928	34	657
Change in assets and liabilities:
Accounts and notes receivable and contract assets	(38,830)	(67,643)	(35,305)
Inventory	(4,903)	14,804	(11,746)
Prepaid expenses and other assets	(9,845)	(12,739)	(8,992)
Accounts payable, accrued and other liabilities	4,967	13,506	1,530
Deferred revenue	24,013	54,242	39,735
Net cash provided by operating activities	65,673	63,875	18,471

Cash flows from investing activities:
Purchases of investments	(354,477)	(4,331)	(19,950)
Proceeds from call / maturity of investments	130,083	11,158	61,080
Purchases of property and equipment	(15,939)	(11,139)	(10,419)
Proceeds from disposal of property and equipment	—	—	24
Purchases of intangible assets	(404)	(558)	(1,024)
Business acquisitions, net of cash acquired	—	(4,990)	(10,629)
Net cash provided by (used in) investing activities	(240,737)	(9,860)	19,082

Cash flows from financing activities:
Net proceeds from equity offering	—	233,993	—
Proceeds from options exercised	114	1,757	1,383
Income and payroll tax payments for net-settled stock awards	(4,051)	(14,127)	(3,453)
Payment of contingent consideration for business acquisitions	—	(2,275)	(1,750)
Net cash provided by (used in) financing activities	(3,937)	219,348	(3,820)

Effect of exchange rate changes on cash and cash equivalents	329	(774)	737

Net increase (decrease) in cash and cash equivalents	(178,672)	272,589	34,470
Cash and cash equivalents and restricted cash, beginning of year	351,027	78,438	43,968
Cash and cash equivalents and restricted cash, end of year	$172,355	$351,027	$78,438
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
Restricted Cash

Restricted cash balance of $0.1 million as of December 31, 2019 primarily relates to funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. Approximately half of the balance was included in prepaid expenses and other current assets on our consolidated balance sheets, with the remainder included in other assets. Restricted cash balances as of December 31, 2018 included $0.9 million of sales proceeds related to long-term contracts with customers, which were included in prepaid expenses and other current assets on our consolidated balance sheets. The proceeds were held in escrow until certain billing milestones were

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

achieved, and then specified amounts were transferred to our operating accounts. Restricted cash balances as of December 31, 2018 also included $0.7 million related to a performance guarantee for an international customer sales contract, which were included in other assets on our accompanying consolidated balance sheets.
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
Circumstances that might indicate long-lived assets might not be recoverable could include, but are not limited to, a change in the product mix, a change in the way products and services are created, produced or delivered, or a significant change in the way our products are branded and marketed. When performing a review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

amounts of the assets over their estimated fair value computed using discounted cash flows. During the year ended December 31, 2019, we abandoned certain capitalized software related to implementation work on an enterprise resource planning system conversion, resulting in an impairment charge of $1.3 million, and certain planning and site development activities related to our planned new headquarters, resulting in an impairment charge of $0.7 million, both of which were included in sales, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income. During the year ended December 31, 2018, we abandoned certain developed technology acquired in a business combination resulting in an impairment charge of $2.0 million which was included in sales, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income. During the year ended December 31, 2017, we abandoned certain developed technology acquired in a business combination resulting in an impairment charge of $1.0 million which was included in research and development expense in the accompanying consolidated statements of operations and comprehensive income, and recorded within the Software and Sensors Segment.
Customer Deposits
We require deposits in advance of shipment for certain customer sales orders. Additionally, customers may elect to make deposits with us related to contracts for our products and services that were not executed as of the end of a reporting period. Customer deposits are recorded as a current liability in the accompanying consolidated balance sheets.
Revenue Recognition, Deferred Revenue and Accounts and Notes Receivable
We derive revenue from two primary sources: (1) the sale of physical products, including conducted energy devices ("CEDs"), Axon cameras, Axon Signal enabled devices, corresponding hardware extended warranties, and related accessories such as Axon docks, cartridges and batteries, among others, and (2) subscriptions to our Axon Evidence digital evidence management software-as-a-service ("SaaS") (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, we also recognize training, professional services and revenue related to other software and SaaS services. We apply the five-step model outlined in Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts from Customers ("Topic 606"). For additional discussion of the adoption of Topic 606, see Note 2.

Many of our products and services are sold on a standalone basis. We also bundle our hardware products and services together and sell them to our customers in single transactions, where the customer can make payments over a multi-year period. These sales may include payments for upfront hardware and services, as well as payments for hardware and services to be provided by us at a future date. Additionally, we offer customers the ability to purchase CED cartridges and certain services on an unlimited basis over the contractual term. Due to the unlimited nature of these arrangements whereby we are obligated to deliver unlimited products at the customer’s request, we account for these arrangements as stand-ready obligations, and recognize revenue ratably over the contract period. Cost of product sales is recognized when control of hardware products or accessories have transferred to the customer.

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

Performance obligations to deliver products, including CEDs, cameras and related accessories such as cartridges, batteries and docks, are generally satisfied at the point in time we ship the product, as this is when the customer obtains control of the asset under our standard terms and conditions. In certain contracts with non-standard terms and conditions,

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

these performance obligations may not be satisfied until formal customer acceptance occurs. Performance obligations to fulfill service-type extended warranties and provide our SaaS offerings, including Axon Evidence and other cloud services, are generally satisfied over time as the customer receives and consumes the benefits of these services over the stated service period.

We have elected to recognize shipping costs as an expense in cost of product sales when the control of hardware products or accessories have transferred to the customer.
Sales tax collected on sales is netted against government remittances and thus, recorded on a net basis.
The timing of revenue recognition may differ from the timing of invoicing to customers. We generally have an unconditional right to consideration when we invoice our customers and record a receivable. We record a contract asset when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. Deferred revenue that will be recognized during the subsequent twelve month period from the balance sheet date is recorded as current deferred revenue and the remaining portion is recorded as long-term deferred revenue. Contract asset amounts that will be invoiced during the subsequent twelve month period from the balance sheet date are classified as current assets and the remaining portion is recorded within other assets on our consolidated balance sheets. Generally, customers are billed in annual installments. See Note 2 for further disclosures about our contract assets.
Sales are typically made on credit, and we generally do not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition, and maintains an allowance for doubtful accounts. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts and notes receivable are presented net of an allowance for doubtful accounts, which totaled $1.6 million and $1.9 million as of December 31, 2019 and 2018, respectively. This allowance represents management’s best estimate and application of judgment considering a number of factors, including third-party credit reports, actual payment history, cash discounts, customer-specific financial information and broader market and economic trends and conditions.  In the event that actual uncollectible amounts differ from our estimates, additional expense could be necessary.
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
Advertising Costs
We expense advertising costs in the period in which they are incurred. We incurred advertising costs of $0.9 million, $1.1 million and $0.5 million in the years ended December 31, 2019, 2018 and 2017, respectively. Advertising costs are included in sales, general and administrative expenses in the accompanying statements of operations.
Standard Warranties
We warranty our CEDs, Axon cameras and certain related accessories from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for the standard warranty are charged to cost of products sold when revenue is recorded for the related product. Future warranty costs are estimated on a quarterly basis based on historical data related to warranty claims and this rate is applied to current product sales. Historically, reserve amounts have been increased if management becomes aware of a component failure or other issue that could result in larger than anticipated warranty claims from customers. The warranty reserve is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. The warranty reserve is included in accrued liabilities on the accompanying consolidated balance sheets.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in our estimated warranty reserve were as follows (in thousands):

	2019	2018	2017
Balance, January 1	$898	$644	$780
Utilization of reserve	(973)	(458)	(245)
Warranty expense	1,551	712	109
Balance, December 31	$1,476	$898	$644

Research and Development Expenses
We expense as incurred research and development costs that do not meet the qualifications to be capitalized. We incurred research and development expense of $100.7 million, $76.9 million and $55.4 million in 2019, 2018 and 2017, respectively.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We also assess whether uncertain tax positions, as filed, could result in the recognition of a liability for possible interest and penalties. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. Refer to Note 10 for additional information regarding the change in unrecognized tax benefits.
Concentration of Credit Risk and Major Customers / Suppliers
Financial instruments that potentially subject us to concentrations of credit risk consist of accounts and notes receivable, contract assets, and cash. Historically, we have experienced an immaterial level of write-offs related to uncollectible accounts.
We maintain the majority of our cash at four depository institutions. As of December 31, 2019, the aggregate balances in such accounts were $161.8 million. Our balances with these institutions regularly exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for domestic deposits and various deposit insurance programs covering our deposits in Australia, Canada, Finland, Germany, Hong Kong, India, Italy, the Netherlands, the United Kingdom, and Vietnam. To manage the related credit exposure, management continually monitors the creditworthiness of the financial institutions where we have deposits.
We sell some of our products through a network of unaffiliated distributors. We also sell directly to customers. No customer represented more than 10% of total net sales for the years ended December 31, 2019, 2018 or 2017. At December 31, 2019, and 2018, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets.

We currently purchase both off the shelf and custom components, including, but not limited to, finished circuit boards, injection-molded plastic components, small machined parts, custom cartridge components, electronic

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We have cash equivalents and investments, which at December 31, 2019 and 2018, were comprised of money market funds, and at December 31, 2019, also included agency bonds, certificates of deposit, commercial paper, corporate bonds, municipal bonds, and U.S. Treasury repurchase agreements, and U.S. Treasury inflation-protected securities. See additional disclosure regarding the fair value of our cash equivalents and investments in Note 3. Included in the balance of other assets as of December 31, 2019 and 2018 was $4.2 million and $3.6 million, respectively, related to corporate-owned life insurance policies which are used to fund our deferred compensation plan. We determine the fair value of our insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.
Our financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.
Segment and Geographic Information
Our operations are comprised of two reportable segments: the manufacture and sale of CEDs, batteries, accessories, extended warranties and other products and services (the “TASER” segment); and the development, manufacture and sale of software and sensors, which includes the sale of devices, wearables, applications, cloud and mobile products, and services (collectively, the "Software and Sensors" segment). Reportable segments are determined based on discrete financial information reviewed by our Chief Executive Officer who is our chief operating decision maker ("CODM"). We organize and review operations based on products and services, and currently there are no operating segments that are aggregated. We perform an analysis of our reportable segments at least annually. Additional information related to our business segments is summarized in Note 17.

For a summary of net sales by geographic area, see Note 2. Sales to customers outside of the U.S. are typically denominated in U.S. dollars and are attributed to each country based on the shipping address of the distributor or customer. For the years ended December 31, 2019, 2018 and 2017, no individual country outside the U.S. represented more than 10% of net sales. Substantially all of our assets are located in the U.S.
Stock-Based Compensation
We recognize expense related to stock-based compensation transactions in which we receive services in exchange for equity instruments of the Company. Stock-based compensation expense for restricted stock units ("RSUs") is measured based on the closing fair market value of our common stock on the date of grant. We recognize stock-based compensation expense over the award’s requisite service period on a straight-line basis for time-based RSUs. For performance-based RSUs, compensation expense is recognized over the requisite service period, which is defined as the longest explicit, implicit or derived service period based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. For performance-based options with a vesting schedule based entirely on the attainment of both performance and market conditions, stock-based compensation expense is recognized over the longer of the expected achievement period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of achievement. For both time-based and performance-based RSUs, we recognize forfeitures as they occur as a reduction to stock-based compensation expense and to additional paid-in-capital.
eXponential Stock Performance Plan
On February 12, 2019, our shareholders approved the 2019 Stock Incentive Plan (the “2019 Plan”), which was adopted by the Board of Directors to reserve a sufficient number of shares to facilitate our eXponential Stock Performance Plan (“XSPP”) and grants of eXponential Stock Units (“XSUs”) under the plan. The XSUs are grants of restricted stock units, each with a term of approximately nine years, that vest in 12 equal tranches. Each of the 12 tranches will vest upon certification by the Compensation Committee of the Board of Directors that both (i) the market capitalization goal for such tranche, which begins at $2.5 billion for the first tranche and increases by increments of $1.0 billion thereafter, and (ii) any one of eight operational goals focused on revenue or eight operational goals focused on Adjusted EBITDA (CEO Performance Award) have been met for the previous four consecutive fiscal quarters. A total of approximately 5.9 million XSUs were granted in the year ended December 31, 2019.
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
Given the complexity of the awards, we utilized Monte Carlo simulations to simulate a range of possible future market capitalizations for the Company over the term of the awards. The average of all iterations of the simulation was used as the basis for the valuation and market capitalization goal derived service period for each tranche. Additionally, we applied an illiquidity discount of between 9.8% and 16.8% to the valuation of XSUs because the awards specify a post-vest holding period of 2.5 years. Certain of the XSU awards specify a post-vest holding period of the longer of 2.5 years or until the next tranche vests. The illiquidity discounts were estimated using the Finnerty model and reduced by the impact of expected payroll and income taxes due upon vesting of the awards, as the related proportion of shares are expected to be sold to satisfy such obligations. We measured the grant date fair value of the XSU awards with the following assumptions: risk-free interest rate of between 1.64% and 2.62%, expected term of between 8.3 and 9.0 years, expected volatility of between 44.12% and 45.47%, and dividend yield of 0.00%.
Stock Options
Historically, we have calculated the fair value of stock options using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including expected volatility, expected life, expected dividends and risk-free interest rates. On May 24, 2018 (the “ CEO Grant Date”), our stockholders approved the Board of Directors’ grant of 6,365,856 stock option awards to Patrick W. Smith, our CEO (the “CEO Performance Award”). The CEO Performance Award consists of 12 vesting tranches with a vesting schedule based entirely on the attainment of both operational goals (performance conditions) and market capitalization goals (market conditions), assuming continued employment either as the CEO or as both Executive Chairman and Chief Product Officer and service through each vesting date. Stock-based compensation expense associated with the CEO Performance Award is recognized over the requisite service period, which is defined as the longer of the expected achievement period for each pair of market capitalization and operational goals, beginning at the point in time when the relevant operational goal is considered probable of being met.
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

The expected life of the options represents the estimated period of time from grant date until exercise; in this case, exercise is assumed to occur at the full contractual term of ten years from grant and is based on input from the CEO and his historical behavior of not exercising vested options until the end of their terms. Expected stock price volatility is based on the average of the 9.76-year historical volatility and the implied volatility on 1,080-day call option for the Company. The risk-free interest rate is based on the implied yield available on United States Treasury bill zero-coupon issuances with an equivalent remaining term to the term of the options. We have not paid dividends in the past and do not plan to pay any dividends in the near future.
No options were awarded during the year ended December 31, 2019. Other than the CEO Performance Award, no options were awarded during the year ended December 31, 2018. No options were awarded during the year ended December 31, 2017.
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

	For the Year Ended December 31,
	2019	2018	2017
Numerator for basic and diluted earnings per share:
Net income	$882	$29,205	$5,207
Denominator:
Weighted average shares outstanding—basic	59,190	56,392	52,726
Dilutive effect of stock-based awards	828	1,530	1,172
Diluted weighted average shares outstanding	60,018	57,922	53,898
Anti-dilutive stock-based awards excluded	12,627	6,757	386
Net income per common share:
Basic	$0.01	$0.52	$0.10
Diluted	$0.01	$0.50	$0.10

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

The adoption had a material impact to our consolidated balance sheet. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. There was no other impact from the adoption. The adjustments to the opening balance sheet were as follows (in thousands):

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

See Note 13 for further disclosures related to Topic 842.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. We adopted this standard on January 1, 2019 and the adoption had no impact on our consolidated financial statements.

Effective the first quarter of 2020:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB also issued various updates to ASU 2016-13 to provide additional guidance and clarification. ASU 2016-13 includes an impairment model (known as the current expected credit loss model) on financial instruments and other commitments that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The use of forecasted information is intended to incorporate more timely information in the estimate of expected credit loss. This ASU will also require enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as credit quality. We will adopt this guidance on January 1, 2020. We are nearing completion of the opening balance sheet adjustment related to ASU 2016-13 and expect to record an opening balance sheet adjustment of less than $1.0 million reflecting an overall increase to the allowance for expected credit losses.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. Adoption of this ASU is not expected to have a material impact on our consolidated financial statements.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
2. Revenues
Nature of Products and Services
The following table presents our revenues by primary product and service offering (in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018
	TASER	Software and Sensors	Total	TASER	Software and Sensors	Total
TASER 7	$56,652	$—	$56,652	$7,358	$—	$7,358
TASER X26P	52,524	—	52,524	70,638	—	70,638
TASER X2	55,920	—	55,920	78,837	—	78,837
TASER Pulse and Bolt	4,089	—	4,089	5,182	—	5,182
Cartridges	85,987	—	85,987	68,258	—	68,258
Axon Body	—	44,039	44,039	—	21,883	21,883
Axon Flex	—	5,928	5,928	—	6,509	6,509
Axon Fleet	—	16,182	16,182	—	12,527	12,527
Axon Dock	—	20,449	20,449	—	10,706	10,706
Axon Evidence and cloud services	704	130,265	130,969	—	90,291	90,291
TASER Cam	—	3,104	3,104	—	3,871	3,871
Extended warranties	18,074	19,188	37,262	15,753	11,860	27,613
Other	7,711	10,044	17,755	7,089	9,306	16,395
Total	$281,661	$249,199	$530,860	$253,115	$166,953	$420,068

The following table presents our revenues disaggregated by geography (in thousands):

	Year Ended December 31,
	2019		2018		2017 (1)
United States	$446,100	84.0%	$335,310	79.8%	$282,810	82.3%
Other Countries	84,760	16.0	84,758	20.2	60,988	17.7
Total	$530,860	100.0%	$420,068	100.0%	$343,798	100.0%

(1) Amounts for the year ended December 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers. We generally have an unconditional right to consideration when we invoice our customers and record a receivable. We record a contract asset when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing.
Contract assets generally result from our subscription programs where we satisfy a hardware performance obligation upon shipment to the customer, and the right to the portion of the transaction price allocated to that hardware performance obligation is conditional on our future performance of a SaaS service obligation under the contract. We recognize a portion of the amount allocated to hardware products shipped to the customer as accounts receivable when invoiced to the customer, and record the remaining allocated value as a contract asset as we have generally fulfilled our hardware performance obligation upon shipment. Unbilled accounts receivable expected to be invoiced and collected within twelve months was $19.7 million as of December 31, 2019, and was included in accounts and notes receivable, net on our consolidated balance sheet.
Contract liabilities generally consist of deferred revenue on our subscription programs where we generally invoice customers at the beginning of each annual period and record a receivable at the time of invoicing when there is an unconditional right to consideration.
Deferred revenue is comprised mainly of unearned revenue related to our Axon Evidence SaaS platform, secure cloud-based storage, service-type extended warranties, stand-ready obligations in our cartridge programs, and rights to future CED, camera and related accessories hardware in our subscription programs. Revenue for Axon Evidence and cloud-based storage, our service-type extended warranties and stand-ready cartridge programs is generally recognized on a straight-line basis over the subscription term. Revenue for the rights to future hardware is generally recognized at the point in time the hardware products are shipped to the customer.

Payment terms and conditions vary by contract type and geography, but our standard terms are that payments are due within 30 days from the date of invoice.
The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the year ended December 31, 2019 (in thousands):

December 31, 2019
Contract assets, net	$47,746
Contract liabilities (deferred revenue)	205,800
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	101,768

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contract liabilities (deferred revenue) consisted of the following (in thousands):

	December 31, 2019			December 31, 2018
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER	$12,716	$16,378	$29,094	$12,797	$16,847	$29,644
Software and Sensors	9,852	5,156	15,008	8,273	6,516	14,789
	22,568	21,534	44,102	21,070	23,363	44,433
Hardware:
TASER	9,569	15,468	25,037	9,355	15,598	24,953
Software and Sensors	22,235	33,759	55,994	20,878	24,685	45,563
	31,804	49,227	81,031	30,233	40,283	70,516
Services:
TASER	293	765	1,058	—	—	—
Software and Sensors	63,199	16,410	79,609	55,713	10,771	66,484
	$63,492	$17,175	$80,667	$55,713	$10,771	$66,484
Total	$117,864	$87,936	$205,800	$107,016	$74,417	$181,433

	December 31, 2019			December 31, 2018
	Current	Long-Term	Total	Current	Long-Term	Total
TASER	$22,578	$32,611	$55,189	$22,152	$32,445	$54,597
Software and Sensors	95,286	55,325	150,611	84,864	41,972	126,836
Total	$117,864	$87,936	$205,800	$107,016	$74,417	$181,433

Remaining Performance Obligations
As of December 31, 2019, we had approximately $1.23 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606 as of December 31, 2019. We expect to recognize between 20% - 25% of this balance over the next twelve months, and expect the remainder to be recognized over the following five to seven years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.
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

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2019, our assets for costs to obtain contracts were as follows (in thousands):

	December 31, 2019	December 31, 2018
Current deferred commissions (1)	$9,623	$7,062
Deferred commissions, net of current portion (2)	22,068	15,530
	$31,691	$22,592
(1) Current deferred commissions are included within prepaid expenses and other current assets on the accompanying consolidated balance sheet.
(2) Deferred commissions, net of current portion, are included in other assets on the accompanying consolidated balance sheet.
During the years ended December 31, 2019 and 2018, we recognized $8.2 million and $5.3 million, respectively, of amortization related to deferred commissions. These costs are recorded within sales, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income.
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
Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately rather than together may require significant judgment. We consider CED devices and related accessories, as well as cameras and related accessories, to be separately identifiable from each other as well as from extended warranties on these products and the SaaS subscriptions to Axon Evidence and other cloud services.
In contracts where there are timing differences between when we transfer a promised good or service to the customer and when the customer pays for that good or service, we have determined that, with the exception of our TASER 60 installment purchase arrangements, our contracts generally do not include a significant financing component. For the year ended December 31, 2019, we recorded revenue of $39.3 million, including $1.6 million of interest income, under our TASER 60 plan. For the year ended December 31, 2018, we recorded revenue of $48.2 million including $1.3 million of interest income under our TASER 60 plan. For the year ended December 31, 2017, we recorded revenue of $40.7 million including $0.7 million of interest income under our TASER 60 plan. Amounts for the year ended December 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606.
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

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

stratification of those products and services by customers and circumstances. In these instances, we may use information such as geographic region and distribution channel in determining the SSP.
3. Cash, Cash Equivalents and Investments
The following tables summarize the Company's cash, cash equivalents, and held-to-maturity investments at December 31, 2019 and December 31, 2018 (in thousands):

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$103,319	$—	$—	$103,319	$103,319	$—	$—

Level 1:
Money market funds	8,845	—	—	8,845	8,845	—	—
Agency bonds	32,869	14	(4)	32,879	—	15,131	17,738
Subtotal	41,714	14	(4)	41,724	8,845	15,131	17,738

Level 2:
State and municipal obligations	25,038	8	—	25,046		21,560	3,478
Certificates of deposit	1,400	—	—	1,400	—	1,400	—
Corporate bonds	135,175	71	(30)	135,216	886	113,241	21,048
U.S. Treasury repurchase agreements	57,200	—	—	57,200	57,200	—	—
Treasury inflation-protected securities	3,235	14	—	3,249	—	—	3,235
Commercial paper	29,202	—	—	29,202	2,000	27,202	—
Subtotal	251,250	93	(30)	251,313	60,086	163,403	27,761
Total	$396,283	$107	$(34)	$396,356	$172,250	$178,534	$45,499

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$144,095	$—	$—	$144,095	$144,095	$—	$—

Level 1:
Money market funds	205,367	—	—	205,367	205,367	—	—
Total	$349,462	$—	$—	$349,462	$349,462	$—	$—

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Inventory
Inventories are stated at the lower of cost and net realizable value. Cost is determined using the weighted average cost of raw materials which approximates the FIFO method and includes allocations of manufacturing labor and overhead. Included in finished goods at December 31, 2019 and December 31, 2018 was $1.4 million and $1.4 million, respectively, of trial and evaluation hardware units. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventories consisted of the following at December 31 (in thousands):

	2019	2018
Raw materials	$20,789	$19,670
Finished goods	18,056	14,093
Total inventory	$38,845	$33,763

5. Property and Equipment
Property and equipment consisted of the following at December 31 (in thousands):

	Estimated Useful Life	2019	2018
Land	N/A	$2,900	$2,900
Building and leasehold improvements	3-39 years	20,089	19,578
Production equipment	3-7 years	29,961	19,817
Computers, equipment and software	3-5 years	8,126	8,392
Furniture and office equipment	5-7 years	6,514	6,529
Vehicles	5 years	1,753	1,385
Website development costs	3 years	204	687
Capitalized internal-use software development costs	3 years	3,670	3,670
Construction-in-process	N/A	12,385	14,820
Total cost		85,602	77,778
Less: Accumulated depreciation		(41,832)	(39,885)
Property and equipment, net		$43,770	$37,893

Depreciation and amortization expense related to property and equipment was $7.9 million, $4.9 million and $3.4 million for the years ended December 31, 2019, 2018 and 2017, respectively, of which $3.5 million, $1.4 million and $1.1 million was included in cost of sales for the respective years.
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the year ended December 31, 2019 were as follows (in thousands):

	TASER	Software and Sensors	Total
Balance, December 31, 2018	$1,338	$23,643	$24,981
Foreign currency translation adjustments	16	16	32
Balance, December 31, 2019	$1,354	$23,659	$25,013

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible assets (other than goodwill) consisted of the following (in thousands):

		December 31, 2019			December 31, 2018
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable (definite-lived) intangible assets:
Domain names	5-10 years	$3,161	$(1,035)	$2,126	$3,161	$(732)	$2,429
Issued patents	5-25 years	3,271	(1,339)	1,932	2,940	(1,106)	1,834
Issued trademarks	3-15 years	1,166	(678)	488	1,053	(599)	454
Customer relationships	4-8 years	3,721	(1,416)	2,305	3,701	(880)	2,821
Non-compete agreements	3-4 years	450	(404)	46	540	(439)	101
Developed technology	3-5 years	10,660	(6,528)	4,132	13,404	(7,081)	6,323
Re-acquired distribution rights	2 years	2,009	(2,009)	—	1,928	(1,813)	115
Total amortizable		24,438	(13,409)	11,029	26,727	(12,650)	14,077
Non-amortizable (indefinite-lived) intangible assets:
TASER trademark		900		900	900		900
Patents and trademarks pending		842		842	958		958
Total non-amortizable		1,742		1,742	1,858		1,858
Total intangible assets		$26,180	$(13,409)	$12,771	$28,585	$(12,650)	$15,935

Amortization expense of intangible assets was $3.5 million, $5.7 million and $4.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. Estimated amortization for intangible assets with definitive lives for the next five years ended December 31, and thereafter, is as follows (in thousands):

2020	$3,316
2021	2,868
2022	1,266
2023	971
2024	887
Thereafter	1,721
Total	$11,029

7. Other Long-Term Assets
Other long-term assets consisted of the following at December 31 (in thousands):

	2019	2018
Cash surrender value of corporate-owned life insurance policies	$4,214	$3,596
Deferred commissions	22,068	15,530
Restricted cash	56	661
Operating lease assets	9,653	—
Prepaid expenses, deposits and other	4,218	3,212
Total other long-term assets	$40,209	$22,999

8. Accrued Liabilities

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued liabilities consisted of the following at December 31 (in thousands):

	2019	2018
Accrued salaries, benefits and bonus	$24,737	$19,063
Accrued professional, consulting and lobbying fees	3,235	4,894
Accrued warranty expense	1,476	898
Accrued income and other taxes	3,362	4,167
Other accrued expenses	12,191	12,070
Accrued liabilities	$45,001	$41,092

9. Commitments and Contingencies

Data Storage Purchase Commitment

In June 2019, we entered into a purchase agreement for cloud data storage with a 3 year term beginning July 1, 2019. The purchase agreement includes a total commitment of $50.0 million, with an up-front prepayment of $15.0 million that was made in July 2019. The current balance of the prepayment is included within prepaid expenses and other current assets on our consolidated balance sheet. Storage fees under this agreement were $7.0 million for the year ended December 31, 2019, and were recorded in cost of service sales. The remaining purchase commitment at December 31, 2019 was $43.0 million.

Purchase commitments
We routinely enter into cancelable and non-cancelable purchase orders with many of our key vendors. Based on the strategic relationships with many of these vendors, our ability to cancel these purchase orders and maintain a favorable relationship would be limited. As of December 31, 2019, we had approximately $137.9 million of open purchase orders.
Litigation
Product Litigation
As a manufacturer of weapons and other law enforcement tools used in high-risk field environments, we are often the subject of products liability litigation concerning the use of our products. We are currently named as a defendant in eight lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CED was used by law enforcement officers in connection with arrests or training. While the facts vary from case to case, these product liability claims typically allege defective product design, manufacturing, and/or failure to warn. They seek compensatory and sometimes punitive damages, often in unspecified amounts.
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

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Litigation
We are a defendant in a litigation matter filed by Digital Ally Inc. (“Digital”) in the District of Kansas alleging patent infringement regarding our Axon Signal technology. Axon was granted summary judgment of non-infringement on June 17, 2019 and judgment was entered in our favor on all of Digital's claims. Digital's appeal is scheduled for oral argument on April 6, 2020.

We are also a defendant in a consumer class action lawsuit filed in the District of Nevada on April 9, 2019 by Douglas Richey (“Richey”). The case alleges the TASER Pulse, X2 and X26P CEDs have a faulty safety switch based on Richey’s Pulse allegedly discharging inside its neoprene case in a jacket pocket without injury. Any such discharge was likely due to static electricity, as disclosed in our consumer warnings. We will vigorously defend this claim and the propriety of any class certification.
The litigation information in this note is current through the date of these financial statements.

U.S. Federal Trade Commission Enforcement Action
The U.S. Federal Trade Commission (“FTC”) filed an enforcement action on January 3, 2020 regarding Axon’s May 2018 acquisition of Vievu LLC from Safariland LLC. The FTC alleges the merger was anticompetitive and adversely affected the body worn camera ("BWC") and digital evidence management systems ("DEMS") market for “large metropolitan police departments.” The administrative hearing is set for May 19, 2020. If successful, the FTC may require us to divest Vievu and other assets, which could be material to Axon. We are vigorously defending the matter. At this time, we cannot predict the eventual scope, duration, or outcome of this request and accordingly we have not recorded any liability in the accompanying financial statements.
Also on January 3, 2020, we sued the FTC in the District of Arizona for declaratory and injunctive relief alleging the FTC’s structure and administrative processes violate Article II of the U.S. Constitution and our Fifth Amendment rights to due process and equal protection. We further seek a declaration on the merits of the Vievu acquisition’s lawfulness. Motions for a preliminary injunction and a stay of the FTC administrative proceedings remain pending.
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
Based on our assessment of outstanding litigation and claims as of December 31, 2019, we have determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Off-Balance Sheet Arrangements
Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of our Axon cameras and related technologies. Certain of our letters of credit contracts and surety bonds have stated expiration dates, with others being released as the contractual performance terms are completed. We expect to fulfill all contractual performance obligations related to outstanding guarantees. At December 31, 2019, we had outstanding letters of credit of approximately $2.7 million, which are expected to expire in May 2020 and September 2021. Additionally, we had approximately $24.0 million of outstanding surety bonds at December 31, 2019, with $0.5 million expiring in 2020, $2.3 million expiring in 2021, $2.3 million expiring in 2022, $7.5 million expiring in 2023 and the remaining $10.5 million expiring in 2024.
10. Income Taxes
Income (loss) before income taxes included the following components for the years ended December 31 (in thousands):

	2019	2018	2017
United States	$(1,449)	$25,751	$14,978
Foreign	3,519	2,353	783
Total	$2,070	$28,104	$15,761

Significant components of the provision for income taxes are as follows for the years ended December 31 (in thousands):

	2019	2018	2017
Current:
Federal	$4,247	$4,900	$6,039
State	2,414	1,377	1,263
Foreign	1,533	228	656
Total current	8,194	6,505	7,958
Deferred:
Federal	(6,060)	(8,382)	4,539
State	(1,665)	(364)	(1,631)
Foreign	(264)	(3)	(78)
Total deferred	(7,989)	(8,749)	2,830
Tax impact of unrecorded tax benefits liability	983	1,143	(234)
Provision for income taxes (Income tax benefit)	$1,188	$(1,101)	$10,554

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of our effective income tax rate to the federal statutory rate follows for the years ended December 31 (in thousands):

	2019	2018	2017
Federal income tax at the statutory rate	$435	$5,902	$5,518
State income taxes, net of federal benefit	526	(215)	339
Difference between statutory and foreign tax rates	43	7	(560)
Permanent differences (1)	1,139	725	300
Executive compensation limitation	7,596	1,167	—
Research and development	(4,911)	(6,908)	(2,380)
Return to provision adjustment	(9)	1,780	23
Change in liability for unrecognized tax benefits	1,191	1,768	7
Excess stock-based compensation benefit	(4,999)	(8,907)	(1,819)
Change in valuation allowance	368	1,984	1,949
Tax effects of intercompany transactions	16	1,004	(277)
Adjustments to deferred tax assets, net resulting from enactment of new tax law (2)	—	—	7,601
Other	(207)	592	(147)
Provision for income taxes (Income tax benefit)	$1,188	$(1,101)	$10,554
Effective tax rate	57.4%	(3.9)%	66.9%

(1)
Permanent differences include certain expenses that are not deductible for tax purposes including meals and entertainment, certain transaction costs, lobbying fees, and taxable income as a result of global intangible low-tax income ("GILTI") offset by favorable items including the domestic production activities deduction, for tax year 2017, and a deduction for foreign derived intangible income ("FDII") beginning in 2018.

(2)
The adjustment to deferred tax assets of $7.6 million in 2017 was a result of the impact of changes in the U.S. federal effective tax rate, as well as a reduction of the stock-based compensation deferred tax asset due to expected permanent limitations on its deductibility for certain key executives under the Tax Cuts and Jobs Act.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant components of our deferred income tax assets and liabilities are as follows at December 31 (in thousands):

	2019	2018
Deferred income tax assets:
Net operating loss carryforward	$2,341	$2,347
Deferred revenue	15,348	13,304
Deferred compensation	971	858
Lease liability	2,460	—
Inventory reserve	1,258	1,294
Stock-based compensation	10,769	3,758
Amortization	1,133	412
Research and development tax credit carryforward	4,957	5,193
Reserves, accruals, and other	3,394	3,094
Total deferred income tax assets	42,631	30,260
Deferred income tax liabilities:
Customer contract asset	(883)	—
Right of use asset	(2,228)	—
Depreciation	(3,715)	(2,195)
Amortization	(62)	(57)
Other	(1,237)	(1,232)
Total deferred income tax liabilities	(8,125)	(3,484)
Net deferred income tax assets before valuation allowance	34,506	26,776
Valuation allowance	(7,172)	(7,429)
Net deferred income tax assets	$27,334	$19,347

We have $1.2 million of state net operating losses (“NOLs”) which expire at various dates between 2029 and 2036. We also have a federal NOL of $0.8 million which expires in 2036, and is subject to limitation under Internal Revenue Code (“IRC”) Section 382. We have $0.1 million of federal R&D credits, which expire between 2034 and 2037, and are also subject to limitation under IRC Section 382. We have $9.2 million of Arizona R&D credits carrying forward, which expire at various dates between 2020 and 2034. In the U.K., Canada, and Australia, we have $8.0 million, $1.2 million, and $1.4 million of NOLs, respectively, which expire at various dates or may be carried forward indefinitely.
In preparing our consolidated financial statements, we have assessed the likelihood that deferred income tax assets will be realized from future taxable income. In evaluating the ability to recover its deferred income tax assets, we consider all available evidence, positive and negative, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred income tax assets will not be realized. We exercise significant judgment in determining our provision for income taxes, our deferred income tax assets and liabilities, and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred income tax assets.
As of December 31, 2019, we continue to demonstrate positive income in the U.S. federal and state tax jurisdictions; however, we have Arizona R&D tax credits expiring unutilized each year. Therefore, we have concluded that it is more likely than not that our Arizona R&D deferred tax asset will not be realized.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2019, we have cumulative pre-tax losses in the U.K. and Canada, which limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded for these jurisdictions. The amount of the deferred tax asset considered realizable; however, could be adjusted in future periods if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth. Although we also have cumulative pre-tax losses in Australia, we have determined that sufficient deferred tax liabilities will reverse in order to realize all assets except one long-lived intangible asset where there is not an expectation that the deferred tax asset may be realized. Therefore, we have recorded a partial valuation allowance for Australia.
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
We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal, Arizona, and California income tax purposes. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $6.1 million as of December 31, 2019. In addition, management accrued approximately $0.1 million for estimated uncertain tax positions related to certain federal income tax liabilities. Should the unrecognized tax benefit of $6.2 million be recognized, our effective tax rate would be favorably impacted.
The following table presents a roll forward of our liability for unrecognized tax benefits, exclusive of accrued interest, as of December 31 (in thousands):

	2019	2018	2017
Balance, beginning of period	$6,058	$4,243	$4,050
Increase (decrease) in previous year tax positions	(615)	213	379
Increase in current year tax positions	1,749	1,982	587
Decrease due to lapse of statutes of limitations	(331)	(380)	(773)
Balance, end of period	$6,861	$6,058	$4,243

Federal income tax returns for 2016 through 2018 remain open to examination by the U.S. Internal Revenue Service (the “IRS”), while state and local income tax returns for 2015 through 2018 also generally remain open to examination by state taxing authorities. The 2005 through 2014 income tax returns are only open to the extent that net operating loss or other tax attributes carrying forward from those years were utilized in 2015 through 2018. The foreign tax returns for 2015 through 2018 also generally remain open to examination. Our U.S. federal income tax return for fiscal year 2016 is currently under audit by the Internal Revenue Service.
We recognize interest and penalties related to unrecognized tax benefits within the provision (benefit) for income tax expense line in the accompanying consolidated statements of operations and comprehensive income. As of December 31, 2019 and 2018, we had accrued interest of $0.2 million and $0.1 million, respectively.
11. Line of Credit
We have a $50.0 million unsecured revolving line of credit with a domestic bank, of which $10.0 million is available for letters of credit. The credit agreement matures on December 31, 2021 and has an accordion feature which allows for an increase in the total line of credit up to $100.0 million, subject to certain conditions, including the availability of additional bank commitments.

At December 31, 2019 and 2018, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of December 31, 2019, we had letters of credit outstanding of approximately $2.7 million under the facility and available borrowing of $47.3 million. Advances under the line of credit bear interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.
We are required to comply with a maximum funded debt to EBITDA ratio of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At December 31, 2019, our funded debt to EBITDA ratio was 0.0004 to 1.00.
12. Stockholders’ Equity
Common Stock and Preferred Stock
We have authorized the issuance of two classes of stock designated as “common stock” and “preferred stock,” each having a par value of $0.00001 per share. We are authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
Stock-based Compensation Plans
We have historically utilized stock-based compensation, consisting of RSUs and stock options, for key employees and non-employee directors as a means of attracting and retaining quality personnel. Service-based grants generally have a vesting period of 3 to 5 years and a contractual maturity of ten years. Performance-based grants generally have vesting periods ranging from 1 to 10 years and a contractual maturity of ten years.
On February 12, 2019, our shareholders approved the 2019 Plan, which was adopted by the Board of Directors to reserve a sufficient number of shares to facilitate our eXponential Stock Performance Plan ("XSPP") and grants of eXponential Stock Units ("XSUs") under the plan. Under the 2019 Plan, we reserved for future grants: (i) 6.0 million shares of common stock, plus (ii) the number of shares of common stock that were authorized but unissued under our 2018 Stock Incentive Plan (the “2018 Plan”) and all prior Company equity plans as of the effective date of the 2019 Plan, and (iii) the number of shares of stock that have been granted under the prior plans that either terminate, expire or lapse for any reason after the effective date of the 2019 Plan. As of December 31, 2019, approximately 2.0 million shares remain available for future grants. Shares issued upon exercise of stock awards from these plans have historically been issued from our authorized unissued shares.
Performance-based stock awards
We have issued performance-based stock options and performance-based RSUs, the vesting of which is generally contingent upon the achievement of certain performance criteria related to our operating performance, as well as successful and timely development and market acceptance of future product introductions. In addition, certain of the performance RSUs have additional service requirements subsequent to the achievement of the performance criteria. Compensation expense is recognized over the requisite service period, which is defined as the longest explicit, implicit or derived service period based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. For both service-based and performance-based RSUs, we account for forfeitures as they occur as a reduction to stock-based compensation expense and additional paid-in-capital
For performance-based options with a vesting schedule based entirely on the attainment of both performance and market conditions, stock-based compensation expense is recognized over the longer of the expected achievement period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of achievement. The fair value of such awards is estimated on the grant date using Monte Carlo simulations.
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
(1) In connection with the acquisition of Vievu that was completed during 2018, the revenue goals were adjusted for the acquiree's Target Revenue, as defined in the CEO Performance Award agreement.
As of December 31, 2019, the following operational goals were considered probable of achievement:

•	Total revenue of $710.1 million, $860.1 million, and $1,010.1 million; and

•	Adjusted EBITDA (CEO Performance Award) of $125.0 million, $155.0 million, $175.0 million, $190.0 million, $200.0 million, and $210.0 million.
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

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The first two market capitalization goals have been achieved as of December 31, 2019. However, none of the stock options granted under the CEO Performance Award have vested thus far as the operational goals have not yet been achieved as of December 31, 2019. As there are nine operational goals considered probable of achievement, we recorded stock-based compensation expense of $37.4 million related to the CEO Performance Award from the CEO Grant Date through December 31, 2019. The number of stock options that would vest related to the nine tranches is approximately 4.8 million shares.
As of December 31, 2019, we had $154.2 million of total unrecognized stock-based compensation expense related to the CEO Performance Award for the operational goals that were considered probable of achievement, which will be recognized over a weighted-average period of 6.0 years. As of December 31, 2019, we had unrecognized stock-based compensation expense of $54.4 million for the operational goals that were considered not probable of achievement.
eXponential Stock Performance Plan
On February 12, 2019, our shareholders approved the 2019 Plan, which was adopted by the Board of Directors to reserve a sufficient number of shares to facilitate our XSPP and grants of XSUs under the plan. Pursuant to the XSPP, all eligible full-time U.S. employees were granted an award of 60 XSUs in January 2019, and certain employees had the opportunity to elect to receive a percentage of the value of their target compensation over the following nine years (2019-2027) in the form of additional XSUs. For employees who elected to receive XSUs, the XSU grants were made as an up front, lump sum grant in January 2019, and are intended to replace that portion of the target compensation they elected to receive in the form of XSUs for the subsequent nine years. Accordingly, their go forward target compensation will be reduced until 2027 by the amount of such compensation that the employees elected to receive in the form of the January 2019 XSU grants. Additional employee awards were granted in February, September and November of 2019. A total of approximately 5.9 million XSUs were granted during the year ended December 31, 2019.
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

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

XSU awards vest unless a market capitalization and a matching operational goal are both achieved, stock-based compensation expense is recognized when an operational goal is considered probable of achievement regardless of whether a market capitalization goal is actually achieved.
The first two market capitalization goals have been achieved as of December 31, 2019. However, none of the XSU tranches have vested thus far as the operational goals have not yet been achieved as of December 31, 2019. As there are nine operational goals considered probable of achievement, we recorded stock-based compensation expense of $17.5 million related to the XSU awards from their respective grant dates through December 31, 2019. The number of XSU awards that would vest related to the nine tranches is approximately 4.2 million shares.
As of December 31, 2019, we had $139.8 million of total unrecognized stock-based compensation expense related to the XSU awards for the performance goals that were considered probable of achievement, which will be recognized over a weighted-average period of 5.9 years. As of December 31, 2019, we had unrecognized stock-based compensation expense of $35.9 million for the performance goals that were considered not probable of achievement.
Restricted Stock Units
The following table summarizes RSU activity for the years ended December 31 (number of units and aggregate intrinsic value in thousands):

	2019		2018		2017
	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value
Units outstanding, beginning of year	1,655	$28.34	2,348	$23.47	1,330	$20.40
Granted	6,759	37.21	381	46.06	1,731	24.59
Released	(650)	25.75	(772)	23.85	(519)	18.85
Forfeited	(482)	34.97	(302)	24.73	(194)	24.61
Units outstanding, end of year	7,282	36.36	1,655	28.34	2,348	23.47
Aggregate intrinsic value at year end	$533,623

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $73.28 per share at December 31, 2019, multiplied by the number of RSUs. The fair value as of the respective vesting dates of RSUs that vested during the year was $39.4 million, $36.6 million, and $14.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. Certain RSUs that vested in 2019 were net-share settled, such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld during 2019 were 0.1 million and had a value of approximately $3.5 million on their respective vesting dates as determined by the closing stock price of our stock. Payments for the employees’ tax obligations are reflected as a financing activity within the statement of cash flows. These net-share settlements had the effect of share repurchases by us as they reduced the amount of shares that would have otherwise been issued as a result of the vesting.
In 2019, 2018 and 2017, we granted approximately 6.0 million, 0.1 million and 0.4 million performance-based RSUs, respectively (included in the table above). Of the 6.0 million performance-based RSUs granted in 2019, 5.9 million were XSUs. Certain of the performance-based RSUs outstanding as of December 31, 2019 can vest with a range of shares earned being between 0% and 200% of the targeted shares granted, depending on the final achievement of pre-determined performance criteria as of the vesting date. As of December 31, 2019, the performance criteria had been met for approximately 0.1 million of the 0.4 million performance-based RSUs outstanding, exclusive of XSUs outstanding. We recognized $24.1 million, $4.8 million and $2.5 million of compensation expense related to performance-based RSUs during the years ended December 31, 2019, 2018 and 2017, respectively, which included expense related to XSUs of $17.5 million during the year ended December 31, 2019.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2019, we had $190.8 million of total unrecognized stock-based compensation expense for time-based RSUs and PSUs for which the performance goals were considered probable of achievement. We expect to recognize the cost related to the RSUs over a weighted average period of 4.9 years.

Stock Option Activity
The following table summarizes stock option activity for the years ended December 31 (number of options in thousands):

	2019		2018		2017
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	6,458	$28.24	804	$4.99	1,008	$5.40
Granted	—	—	6,366	28.58	—	—
Exercised	(27)	4.27	(664)	5.09	(198)	6.99
Expired / terminated	—	—	(48)	4.55	(6)	8.32
Options outstanding, end of year	6,431	28.34	6,458	28.24	804	4.99
Options exercisable, end of year	65	4.52	92	4.45	775	5.00

We granted 6.4 million stock options in 2018 and none in 2019 or 2017. The total intrinsic value of options exercised was $1.2 million, $28.5 million and $3.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. The intrinsic value for options exercised was calculated as the difference between the exercise price of the underlying stock option awards and the market price of our common stock on the date of exercise.
The following table summarizes information about stock options that were fully vested or expected to vest as of December 31, 2019 (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$4.34 - $4.97	65	$4.52	0.94	65	$4.52	0.94

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2019 was $4.5 million and $4.5 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock of $73.28 on December 31, 2019.
At December 31, 2019, we had 6.4 million unvested options outstanding with a weighted average exercise price of $28.58 per share, weighted average grant-date fair value of $38.64 per share and weighted average remaining contractual life of 8.2 years. The aggregate intrinsic value of unvested options at December 31, 2019 was $284.6 million.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-based Compensation Expense
We account for stock-based compensation using the fair-value method. Reported stock-based compensation was classified as follows for the years ended December 31 (in thousands):

	2019	2018	2017
Cost of product and service sales	$1,565	$511	$508
Sales, general and administrative expenses	59,342	12,710	9,047
Research and development expenses	17,588	8,658	6,055
Total stock-based compensation expense	$78,495	$21,879	$15,610
Income tax benefit	$11,457	$4,049	$5,791

Stock Inducement Plan

In September 2019, our Board of Directors adopted the Axon Enterprise, Inc. 2019 Stock Inducement Plan (the “2019 Inducement Plan”) pursuant to which we reserved 500,000 shares of common stock for issuance under the Inducement Plan. The 2019 Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards, including restricted stock units, restricted stock, performance shares and performance units, and its terms are substantially similar to our stockholder-approved 2019 Plan. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company.
As of December 31, 2019, there were 29,600 shares available for grant under the 2019 Inducement Plan.
Stock Repurchase Plan
In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. As of December 31, 2019 and 2018, $16.3 million remained available under the plan for future purchases.

13. Leases
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

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our leases have remaining terms of less than 1 to approximately 4 years, some of which include one or more options to renew for up to 2 years, and some of which include options to terminate the leases within 1 year. The exercise of lease renewal options is at our sole discretion and such options are included in ROU assets and liabilities for renewal periods that are reasonably certain of exercise. Certain of our lease agreements include stated rental payment escalations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We sublease certain real estate to third parties. Finance leases as of December 31, 2019 were immaterial.

Leases (in thousands)	Classification	December 31, 2019
Assets
Operating lease assets	Other assets	$9,653
Liabilities
Current
Operating	Other current liabilities	$3,817
Noncurrent
Operating	Other long-term liabilities	6,792
Total lease liabilities		$10,609

The components of lease expense were as follows (in thousands):

	Classification	Twelve Months Ended December 31, 2019
Operating lease expense (1)	Sales, general and administrative expenses (2)	$4,627
Sublease income	Interest and other income, net	(301)
Net lease expense		$4,326
(1) Includes short-term leases, which are immaterial.
(2) An immaterial portion of operating lease expense is included within research and development expenses and cost of sales.
Other information related to leases was as follows (in thousands, except lease term and discount rate):

Twelve Months Ended December 31, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,374
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	888
Weighted average remaining lease term:
Operating leases	3.1 years
Weighted average discount rate:
Operating leases	3.55%

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows (in thousands):

	Operating	Sublease income	Net
2020	4,539	(82)	4,457
2021	3,641	—	3,641
2022	2,689	—	2,689
2023	1,173	—	1,173
2024	—	—	—
Thereafter	—	—	—
Total minimum lease payments	12,042	(82)	11,960
Less: Amount representing interest			(1,351)
Present value of lease payments			$10,609

As of December 31, 2019, we do not have any leases that have not yet commenced that create significant rights and obligations for us.
14. Related Party Transactions
We subscribe to a mobile collaboration software suite from Quip, a company that was co-founded and managed by Bret Taylor, a former member of our Board of Directors. Mr. Taylor resigned from the Board of Directors in June 2019. In April 2016, Quip was acquired by Salesforce, and subsequent to the acquisition, we continued to consider Quip a related party. In November 2017, Mr. Taylor was appointed to President and Chief Product Officer of Salesforce. We consider the consolidated Salesforce entity to be a related party through the year ended December 31, 2019. The cost to subscribe to various cloud-based hosting arrangements from Salesforce and Quip was $1.9 million, $1.8 million and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amounts owed as of December 31, 2019 and 2018 were negligible.
15. Employee Benefit Plans
We have a defined contribution profit sharing 401(k) plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation.
We also have a non-qualified deferred compensation plan for certain executives, key employees and non-employee directors through which participants may elect to postpone the receipt and taxation of a portion of their compensation, including stock-based compensation, received from us. The non-qualified deferred compensation plan allows eligible participants to defer up to 80% of their base salary and up to 100% of other types of compensation. The plan also allows for matching and discretionary employer contributions. Employee deferrals are deemed 100% vested upon contribution. Distributions from the plan generally commence upon retirement, death, separation of service, specified date or upon the occurrence of an unforeseeable emergency. Distributions can be paid in a variety of forms from lump sum to installments over a period of years. Participants in the plan are entitled to select from a wide variety of investments available under the plan and are allocated gains or losses based upon the performance of the investments selected by the participant. All gains or losses are allocated fully to plan participants and we do not guarantee a rate of return on deferred balances. Assets related to this plan consist of corporate-owned life insurance contracts and are included in other assets in the consolidated balance sheets; see Note 7 for balances. Participants have no rights or claims with respect to any plan assets and any such assets are subject to the claims of our general creditors.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contributions to the plans are made by both the employee and us. Our contributions to the 401(k) plan are based on the level of employee contributions and are immediately vested. Future matching contributions to the plans are at our sole discretion.

We also sponsor defined contribution plans in Australia, Finland, and the United Kingdom.
Our matching contributions for all defined contribution plans for the years ended December 31, 2019, 2018 and 2017, were approximately $4.8 million, $3.2 million and $2.5 million, respectively. Future matching or profit sharing contributions to the plans are at our sole discretion.
16. Business Acquisitions
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
The purchase price of $7.5 million consisted primarily of cash, net of cash acquired, and contingent consideration of $1.0 million representing potential earn-outs to former stockholders based on predetermined future metrics, which was fully earned and paid as of December 31, 2019. We also agreed to additional earn-out provisions to former Dextro employees totaling approximately $1.4 million based, in part, on predetermined future metrics. The additional earn-outs were not included as part of the purchase price and are being expensed as compensation for the employees in the period earned.
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

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The purchase price of $17.6 million consisted of $5.0 million in cash, net of cash acquired of $0.1 million, and $2.4 million, or 58,843 shares, of our common stock issued to VIEVU’s parent company, Safariland, LLC (“Safariland”). Additionally, the purchase price consisted of contingent consideration of up to $6.0 million, or 141,226 additional shares of common stock, if certain conditions relating to retention of certain VIEVU customers are met as of the first and second anniversaries of the acquisition date. The fair value of the contingent consideration as of the acquisition date was $5.8 million. The purchase price also included the fair value of a long-term Product Development and Supplier Agreement (the “Supply Agreement”) with Safariland, pursuant to which Safariland will be our preferred provider of holsters for our CEW products. The estimated fair value of the Supply Agreement as of the acquisition date was $4.5 million, a portion of which was recorded within accrued liabilities and the remaining portion recorded within other long-term liabilities.
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

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Segment Data
Our operations are comprised of two reportable segments: the manufacture and sale of CEDs, batteries, accessories, extended warranties and other products and services (the “TASER” segment); and the software and sensors business, which includes the sale of devices, wearables, applications, cloud and mobile products, and services (collectively, the “Software and Sensors” segment). In both segments, we report sales of products and services. Service revenue in both segments includes sales related to Axon Evidence. In the Software and Sensors segment, service revenue also includes other recurring cloud-hosted software revenue and related professional services. Collectively, this revenue is sometimes referred to as "Axon Cloud revenue." Our Chief Executive Officer, who is the CODM, is not provided asset information or sales, general, and administrative expense by segment.
Information relative to our reportable segments was as follows (in thousands):

	For the year ended December 31, 2019
	TASER	Software and Sensors	Total
Net sales from products	$280,554	$118,920	$399,474
Net sales from services	1,107	130,279	131,386
Net sales	281,661	249,199	530,860
Cost of product sales	107,188	83,495	190,683
Cost of service sales	—	32,891	32,891
Cost of sales	107,188	116,386	223,574
Gross margin	$174,473	$132,813	$307,286

Research and development	$14,469	$86,252	$100,721

	For the year ended December 31, 2018
	TASER	Software and Sensors	Total
Net sales from products	$253,115	$74,520	$327,635
Net sales from services	—	92,433	92,433
Net sales	253,115	166,953	420,068
Cost of product sales	80,354	58,983	139,337
Cost of service sales	—	22,148	22,148
Cost of sales	80,354	81,131	161,485
Gross margin	$172,761	$85,822	$258,583

Research and development	$17,012	$59,844	$76,856

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the year ended December 31, 2017
	TASER	Software and Sensors	Total
Net sales from products (1)	$234,512	$51,347	$285,859
Net sales from services (1)	—	57,939	57,939
Net sales (1)	234,512	109,286	343,798
Cost of product sales	72,054	45,943	117,997
Cost of service sales	—	18,713	18,713
Cost of sales	72,054	64,656	136,710
Gross margin	$162,458	$44,630	$207,088

Research and development	$8,377	$46,996	$55,373

(1) Amounts for the year ended December 31, 2017 have not been adjusted under the modified retrospective method of adoption of Topic 606, and are presented consistent with the prior period amounts reported under ASC 605.
18. Selected Quarterly Financial Data (unaudited)
Selected quarterly financial data for years ended December 31, 2019 and 2018 follows (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Net sales	$115,810	$112,362	$130,837	$171,851
Gross margin	68,917	65,560	80,169	92,640
Net income	6,419	738	6,104	(12,379)
Earnings (loss) per share (2):
Basic	$0.11	$0.01	$0.10	$(0.21)
Diluted	$0.11	$0.01	$0.10	$(0.21)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018 (1)
Net sales	$101,215	$99,226	$104,836	$114,791
Gross margin	64,461	63,143	65,633	65,346
Net income	12,926	8,485	5,711	2,083
Earnings per share (2):
Basic	$0.24	$0.15	$0.10	$0.04
Diluted	$0.24	$0.15	$0.10	$0.03

(1) Results of operations for the three months ended December 31, 2018 included out of period adjustments related to prior quarterly periods in 2018 and 2017. The aggregate out of period adjustment was approximately $1.8 million, reflecting a $0.9 million decrease to net sales, a $1.3 million increase to sales, general and administrative expense, and a $0.4 million decrease to provision for income taxes. Based on our quantitative and qualitative analysis, we do not consider the out of period impact to be material to our financial position or results of operations for any prior periods or for the quarter or year ended December 31, 2018.

AXON ENTERPRISE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.
19. Supplemental Disclosure to Cash Flows
Supplemental non-cash and other cash flow information were as follows as of and for the years ended December 31 (in thousands):

	2019	2018	2017
Supplemental disclosures:
Cash and cash equivalents	$172,250	$349,462	$75,105
Restricted cash	$105	$1,565	$3,333
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$172,355	$351,027	$78,438

Cash paid for income taxes, net of refunds	$3,669	$10,609	$11,487

Non-cash transactions:
Contingent consideration related to business combinations	$—	$—	$1,007
Non-cash purchase consideration related to business combinations	—	12,508	—
Property and equipment purchases in accounts payable	834	501	133
Commission payable converted to stock-based award	314	—	—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Axon Enterprise, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Axon Enterprise, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition - Bundled Arrangements with Multiple Performance Obligations
As described further in Notes 1 and 2 to the consolidated financial statements, the Company derives revenue from two primary sources: the sale of physical products (including conducted energy devices (CEDs), cameras, corresponding hardware extended warranties, and related accessories), and subscriptions to the Axon Evidence digital evidence management software as a service and support. To a lesser extent, the Company also recognizes revenue related to training, professional services and other software services. Many of the Company’s products are sold on a standalone basis, however, the Company also bundles its hardware products and services together and sells them to customers as part of a single transaction. For contracts with multiple performance obligations, the Company allocates the contract transaction price to each performance obligation using its estimate of the standalone selling price of each distinct good or service in the contract. Further, performance obligations can be satisfied at a point in time when the Company ships the product, or over time as the customer receives and consumes the benefit of services over a stated period of time. In addition, the Company will, on occasion, agree to terms that amend the performance obligations in an existing contract. We consider the identification of performance obligations, the determination of the standalone selling price and allocation of the transaction price to multiple performance obligations, including the determination as to whether any amendments to an existing contract result in a modification, to be a critical audit matter.
Identifying performance obligations in each contract involves identifying all promises in the contract and determining whether such promises are limited to explicit goods or services or whether they may be implied. In addition, determining whether the customer can benefit from the promised goods or services on their own or whether the contract promises to deliver goods or services on a combined basis impacts whether such performance obligations should be accounted for separately or together with other performance obligations. Judgment is also required to determine the standalone selling price for each distinct performance obligation, which serves as a basis for allocating the transaction price amongst products and services when sold together. Estimates of standalone selling price involve the use of observable data and can include selling prices for each performance obligation when sold separately, a market assessment of what the customer would be willing to pay for each performance obligation, or an estimate of the expected cost plus an appropriate estimated margin of the performance obligation. In addition, amendments to existing contracts require additional judgment since they involve an assessment of whether a modification occurred. The related audit effort to test these items was extensive and required a high degree of auditor judgment.
Our audit procedures related to the revenue recognition of bundled arrangements with multiple performance obligations included the following, among others.
We tested the design and operating effectiveness of controls over the Company’s contract review process, including those over the identification of all material terms and promises included in the initial or amended contract, and the establishment and monitoring of standalone selling prices.
For a sample of contracts, we compared the identified performance obligations in the allocation to the underlying contract, recalculated the allocation of the total transaction price to each performance obligation, and, if applicable, reviewed contract amendments and management’s assessment of the amendments for appropriate accounting treatment. We also evaluated the reasonableness of management’s estimate of standalone selling prices for products and services that are not sold separately. For sample selections where revenue was recognized at a point in time, we inspected shipping documents and contract terms to evaluate whether control transferred to the customer. For sample selections where revenue was recognized over time, we traced the term of the revenue recognition period to the contract and recalculated the expected revenue recognized during the period.
Stock Based Compensation - Initial Measurement of Fair Value
As described further in Notes 1 and 12 to the consolidated financial statements, the Company’s stockholders approved the eXponential Stock Performance Plan (“XSPP ”) during the year ended December 31, 2019. Under the terms of the XSPP the Company’s employees were granted eXponential Stock Units (“XSUs”) which vest in 12 tranches with a vesting schedule based entirely on the attainment of both operational and market capitalization goals. To estimate the grant date fair value of the awards, the Company utilized a Monte Carlo simulation to simulate a range of possible future market capitalizations for the Company over the term of the XSUs and assigned a value to each market capitalization tranche. We consider the determination of grant date fair value for the XSUs to be a critical audit matter.
The Company’s determination of the grant date fair value of the XSUs required complex modeling and significant judgment related to inputs and assumptions used in the Monte Carlo simulation. Such assumptions include determining an estimate of volatility associated with achieving the Company’s market capitalization, the expected impact of dilution resulting from the XSPP, a risk free interest rate associated with the term of the XSPP and a discount rate associated with the holding period required as part of the XSPP. Auditing the initial measurement of fair value also requires the use of valuation specialists.
Our audit procedures related to the grant date fair value of the XSUs included the following procedures, among others.
We evaluated the expertise and experience of the valuation specialists who determined the fair value measurements on behalf of the Company. We reviewed the methodologies employed by the specialists in determining the value of the XSUs and determined whether the use of a Monte Carlo simulation was reasonable. We reviewed the key assumptions utilized in the valuation, including volatility, the expected impact of dilution, the risk-free rate, and discounts for illiquidity by comparing them to the terms of the XSU awards, historical information and market data. We also used a specialist to develop an independent model to assist us in evaluating the appropriateness and reasonableness of the Monte Carlo simulation.
Stock Based Compensation - Ongoing Assessment of Vesting Probabilities
As described further in Notes 1 and 12 to the consolidated financial statements, the Company’s stockholders approved the CEO Performance Award during the year ended December 31, 2018 and the XSPP during the year ended December 31, 2019. The CEO Performance Award provides for the granting of stock options to the Company’s CEO and the XSPP provides for the granting of eXponential Stock Units (XSUs) to the Company’s employees. Both the stock options and XSUs vest in 12 tranches with a vesting schedule based entirely on the attainment of both operational and market capitalization goals. Each of the 12 tranches for both the CEO Performance Award and the XSPP will vest upon the achievement of market capitalization and operational goals. Stock-based compensation expense associated with the awards is recognized beginning at the point in time when the relevant operational goal is considered probable of being met. We consider the probability assessment of achieving the operational goals to be a critical audit matter.
At the grant date and continuing on an ongoing basis over the term of the award, the Company must determine the number of operational goals that are probable to be achieved, and the expected point in time the goals will be met. The probability of meeting an operational goal and the expected achievement point in time for meeting a probable operational goal are based on a subjective assessment of the Company’s forward-looking financial projections, taking into consideration statistical analysis. The probability assessments require management to estimate the successful development and market acceptance of future product introductions, future sales targets and operating performance. Changes in the subjective probability-based assumptions can materially affect the amount and timing of the recognition of stock based compensation expense.
Our audit procedures related to the ongoing assessment of vesting probabilities included the following procedures, among others.
We evaluated the expertise and experience of the valuation specialists who prepared the statistical analysis considered by the Company in determining the probability assessments for the operation goals. We reviewed the statistical analysis employed by the specialists in determining the projected achievement of each operational goal and determined whether such assessment was reasonable. We evaluated the reasonableness of management’s forecasts as an input into the model by comparing management’s previous forecasts to actual results to assess management’s ability to accurately forecast actual results. We also evaluated the impact of market and industry trends on management’s forecast and used a specialist to develop an independent model to assist us in evaluating the appropriateness and reasonableness of the Company’s statistical analysis.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2005.

Phoenix, Arizona
February 27, 2020

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
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2019 our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Grant Thornton LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Axon Enterprise, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Axon Enterprise, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 27, 2020 expressed an unqualified opinion on those financial statements.
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
February 27, 2020

Item 9B. Other Information
None.
PART III

Item 10.     Directors, Executive Officers and Corporate Governance
The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”), which proxy statement we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.
Item 11. Executive Compensation
The information required to be disclosed by this item is incorporated herein by reference to our 2020 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
A description of our equity compensation plans approved by our stockholders is included in Note 12 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The following table provides details of our equity compensation plans at December 31, 2019:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b) (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	13,242,645	$28.34	1,979,076
Equity compensation plans not approved by security holders(2)	470,400		29,600
Total	13,713,045	$—	2,008,676

(1)
The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs which have no exercise price.

(2)
In September 2019, our Board of Directors adopted the Axon Enterprise, Inc. 2019 Stock Inducement Plan (the “2019 Inducement Plan”) pursuant to which we reserved 500,000 shares of common stock for issuance under the Inducement Plan. The 2019 Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards, including restricted stock units, restricted stock, performance shares and performance units, and its terms are substantially similar to our stockholder-approved 2019 Plan. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company.

All other information required to be disclosed by this item is incorporated herein by reference to our 2020 Proxy Statement.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required to be disclosed by this item is incorporated herein by reference to our 2020 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required to be disclosed by this item is incorporated herein by reference to our 2020 Proxy Statement.

PART IV

Item 15.        Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.	Consolidated financial statements: All consolidated financial statements as set forth under Part II, Item 8 of this report.

2.	Supplementary Financial Statement Schedules: Schedule II — Valuation and Qualifying Accounts
Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to (Recovered from) Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2019	$1,882	$(226)	$—	$(89)	$1,567
Year ended December 31, 2018	729	1,189	—	(36)	1,882
Year ended December 31, 2017	443	592	—	(306)	729

3. Exhibits:

Exhibit Number	Description
3.1
Complete copy of the Certificate of Incorporation, as amended consisting of (i) Certificate of Incorporation filed January 5, 2001, (ii) Certificate of Amendment filed April 20, 2001, (iii) Certificate of Amendment filed December 31, 2004, and (iv) Certificate of Amendment filed April 4, 2017 (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q, filed May 10, 2018)

3.2
Bylaws, as amended, consisting of Bylaws adopted January 6, 2001, amended April 10, 2001, January 17, 2016, April 5, 2017, and December 13, 2018 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed February 27, 2019)

4.1+	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))
4.2*	Description of securities of Axon Enterprise, Inc. registered under Section 12 of the Exchange Act
10.1+
Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))

10.2+
Form of Indemnification Agreement between the Company and its officers (incorporated by reference to Exhibit 10.15 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))

10.3+	2004 Outside Director Stock Option Plan, as amended (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-KSB, filed March 31, 2005)
10.4+	2009 Stock Incentive Plan (incorporated by reference to Appendix A to 2009 Proxy Statement, filed April 15, 2009)
10.5+	2013 Stock Incentive Plan (incorporated by reference to Appendix of 2013 Proxy Statement, filed on April 3, 2013)
10.6+	TASER International, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on July 12, 2013)
10.7+	2016 Stock Incentive Plan (incorporated by reference to Annex B of 2016 Proxy Statement, filed on April 15, 2016)

Exhibit Number	Description
10.8+	Axon Enterprise, Inc. 2018 Stock Incentive Plan (incorporated by reference to Annex B of the Company's definitive Proxy Statement on Schedule 14A filed on April 13, 2018)
10.9+	CEO Performance Award (incorporated by reference to Annex A of the Company's definitive Proxy Statement on Schedule 14A filed on April 13, 2018)
10.10+	Axon Enterprise, Inc. 2019 Stock Incentive Plan (incorporated by reference to Annex A of the Company's definitive Proxy Statement on Schedule 14A filed on December 31, 2018)
10.11+
Axon Enterprise, Inc. 2019 Stock Incentive Plan Exponential Stock Unit Grant Notice (incorporated by reference to Annex B of the Company’s definitive Proxy Statement on Schedule 14A filed on December 31, 2018)

10.12
Amended and Restated Credit Agreement dated December 31, 2018 between the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed January 7, 2019)

10.13+	Executive Employment Agreement by and between Axon Enterprise, Inc. and Jawad A. Ahsan (incorporated by reference to Exhibit 10.2 to the Current report on Form 8-K, filed June 4, 2019)
10.14+	Executive Employment Agreement by and between Axon Enterprise, Inc. and Luke S. Larson (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K, filed June 4, 2019)
10.15+	Executive Employment Agreement by and between Axon Enterprise, Inc. and Joshua M. Isner (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed June 4, 2019)
10.16+ *	Executive Employment Agreement by and between Axon Enterprise, Inc. and Jeffrey C. Kunins, dated September 23, 2019
10.17+	Axon Enterprise, Inc. 2019 Stock Inducement Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8, filed September 23, 2019)
21.1*	List of Subsidiaries
23.1*	Consent of Grant Thornton, LLP, independent registered public accounting firm
24.1*	Powers of attorney (see signature page)
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Annual Report for the year ended December 31, 2019, formatted in Inline XBRL

+    Management contract or compensatory plan or arrangement
*    Filed herewith
**    Furnished herewith
Item 16.        Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	February 27, 2020
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer, Director
(Principal Executive Officer)

Date:	February 27, 2020	By:	/s/ JAWAD A. AHSAN
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

Signature	Title	Date

Chief Executive Officer, Director
/s/ PATRICK W. SMITH	(Principal Executive Officer)	February 27, 2020
Patrick W. Smith

Chief Financial Officer
/s/ JAWAD A. AHSAN	(Principal Financial and Accounting Officer)	February 27, 2020
Jawad A. Ahsan

/s/ RICHARD H. CARMONA	Director	February 27, 2020
Richard H. Carmona

/s/ JULIE A. CULLIVAN	Director	February 27, 2020
Julie A. Cullivan

/s/ MICHAEL GARNREITER	Director	February 27, 2020
Michael Garnreiter

/s/ CAITLIN E. KALINOWSKI	Director	February 27, 2020
Caitlin E. Kalinowski

/s/ MARK W. KROLL	Director	February 27, 2020
Mark W. Kroll

/s/ MATTHEW R. MCBRADY	Director	February 27, 2020
Matthew R. McBrady

/s/ HADI PARTOVI	Director	February 27, 2020
Hadi Partovi