Form 10-Q
period 2020-03-31
AXON ENTERPRISE, INC.
filed 2020-05-08
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020 or
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

The number of shares of the registrant’s common stock outstanding as of April 30, 2020 was 59,825,208.

AXON ENTERPRISE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

Special Note Regarding Forward-Looking Statements

This Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions and strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: the impact of the COVID-19 pandemic; proposed products and services and related development efforts and activities; expectations about the market for our current and future products and services; the impact of pending litigation; our outlook for 2020 with respect to revenue, legal expenses relating to the FTC litigation, stock compensation expense, and income tax rate; trends relating to subscription plan programs and revenues; our anticipation that contracts with governmental customers will be fulfilled; expected trends, including the benefits of, research and development investments; the sufficiency of our liquidity and financial resources; that we may repurchase our common stock; expectations about customer behavior; the impact on our investment portfolio of changes in interest rates; trends in the percentage of our revenues denominated in foreign currencies; our potential use of foreign currency forward and option contracts; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; statements of management’s strategies, goals and objectives and other similar expressions; as well as the ultimate resolution of financial statement items requiring critical accounting estimates, including those set forth in our Form 10-K for the year ended December 31, 2019. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. However, not all forward-looking statements contain these identifying words.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. The following important factors could cause actual results to differ materially from those in the forward-looking statements: the potential global impacts of the COVID-19 pandemic; our exposure to cancellations of government contracts due to appropriation clauses, exercise of a cancellation clause, or non-exercise of contractually optional periods; our ability to design, introduce and sell new products or features; our ability to defend against litigation and protect our intellectual property, and the resulting costs of this activity; our ability to manage our supply chain and avoid production delays, shortages, and impacts to expected gross margins; the impact of stock compensation expense, impairment expense, and income tax expense on our financial results; customer purchase behavior, including adoption of our software as a service delivery model; negative media publicity regarding our products; the impact of product mix on projected gross margins; defects in our products; changes in the costs of product components and labor; loss of customer data, a breach of security, or an extended outage, including our reliance on third party cloud-based storage providers; exposure to international operational risks; delayed cash collections and possible credit losses due to our subscription model; changes in government regulations in the U.S. and in foreign markets, especially related to the classification of our product by the United States Bureau of Alcohol, Tobacco, Firearms and Explosives and to evolving regulations surrounding privacy and data protection; our ability to integrate acquired businesses; our ability to attract and retain key personnel; and counter-party risks relating to cash balances held in excess of FDIC insurance limits. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. The Annual Report on Form 10-K that we filed with the Securities and Exchange Commission ("SEC") on February 28, 2020 and this Quarterly Report on Form 10-Q list various important factors that could cause actual results to differ materially from expected and historical results. These factors are intended as cautionary statements for investors within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Readers can find them under the heading “Risk Factors” in the Report on Form 10-K and in this Report on Form 10-Q, and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the SEC. Our filings with the SEC may be accessed at the SEC’s web site at www.sec.gov.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AXON ENTERPRISE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$156,540	$172,250
Short-term investments	188,673	178,534
Accounts and notes receivable, net of allowance of $1,827 and $1,567 as of March 31, 2020 and December 31, 2019, respectively	147,945	146,878
Contract assets, net	43,959	38,102
Inventory	46,922	38,845
Prepaid expenses and other current assets	34,702	34,866
Total current assets	618,741	609,475
Property and equipment, net	43,065	43,770
Deferred tax assets, net	29,433	27,688
Intangible assets, net	11,929	12,771
Goodwill	24,752	25,013
Long-term investments	50,225	45,499
Long-term notes receivable, net of current portion	27,556	31,598
Long-term contract assets, net	12,293	9,644
Other assets	59,457	40,181
Total assets	$877,451	$845,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,568	$25,874
Accrued liabilities	36,404	45,001
Current portion of deferred revenue	119,827	117,864
Customer deposits	3,325	2,974
Other current liabilities	3,891	3,853
Total current liabilities	195,015	195,566
Deferred revenue, net of current portion	91,886	87,936
Liability for unrecognized tax benefits	4,173	3,832
Long-term deferred compensation	3,430	3,936
Deferred tax liability, net	342	354
Other long-term liabilities	23,015	10,520
Total liabilities	317,861	302,144
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	-	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 59,813,163 and 59,497,759 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	543,305	528,272
Treasury stock at cost, 20,220,227 shares as of March 31, 2020 and December 31, 2019	(155,947)	(155,947)
Retained earnings	175,699	172,265
Accumulated other comprehensive loss	(3,468)	(1,096)
Total stockholders’ equity	559,590	543,495
Total liabilities and stockholders’ equity	$877,451	$845,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Net sales from products	$107,288	$88,089
Net sales from services	39,874	27,721
Net sales	147,162	115,810
Cost of product sales	48,884	39,600
Cost of service sales	9,670	7,293
Cost of sales	58,554	46,893
Gross margin	88,608	68,917
Operating expenses:
Sales, general and administrative	63,027	42,892
Research and development	26,381	23,354
Total operating expenses	89,408	66,246
Income (loss) from operations	(800)	2,671
Interest and other income, net	941	2,313
Income before provision for income taxes	141	4,984
Benefit from income taxes	(3,933)	(1,435)
Net income	$4,074	$6,419
Net income per common and common equivalent shares:
Basic	$0.07	$0.11
Diluted	$0.07	$0.11
Weighted average number of common and common equivalent shares outstanding:
Basic	59,609	58,914
Diluted	60,394	59,751
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$4,074	$6,419
Foreign currency translation adjustments	(2,372)	50
Comprehensive income	$1,702	$6,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2019	59,497,759	$1	$528,272	20,220,227	$(155,947)	$172,265	$(1,096)	$543,495
Cumulative effect of applying a change in accounting principle, net of tax	—	—	—	—	—	(640)	—	(640)
Issuance of common stock under employee plans, net	315,404	—	(5,162)	—	—	—	—	(5,162)
Stock-based compensation	—	—	20,195	—	—	—	—	20,195
Net income	—	—	—	—	—	4,074	—	4,074
Foreign currency translation adjustments	—	—	—	—	—	—	(2,372)	(2,372)
Balance, March 31, 2020	59,813,163	$1	$543,305	20,220,227	$(155,947)	$175,699	$(3,468)	$559,590

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2018	58,810,637	$1	$453,400	20,220,227	$(155,947)	$171,383	$(1,513)	$467,324
Issuance of common stock under employee plans, net	298,649	—	(1,159)	—	—	—	—	(1,159)
Stock-based compensation	—	—	7,905	—	—	—	—	7,905
Net income	—	—	—	—	—	6,419	—	6,419
Foreign currency translation adjustments	—	—	—	—	—	—	50	50
Balance, March 31, 2019	59,109,286	$1	$460,146	20,220,227	$(155,947)	$177,802	$(1,463)	$480,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$4,074	$6,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,881	2,800
Loss on disposal and abandonment of intangible assets	13	18
Loss on disposal and impairment of property and equipment, net	517	242
Stock-based compensation	20,195	7,905
Deferred income taxes	(1,548)	577
Unrecognized tax benefits	341	307
Other noncash, net	1,156	896
Provision for expected credit losses	902	—
Change in assets and liabilities:
Accounts and notes receivable and contract assets	(9,700)	(21,994)
Inventory	(8,630)	(3,936)
Prepaid expenses and other assets	2,277	(3,152)
Accounts payable, accrued and other liabilities	(3,562)	(7,284)
Deferred revenue	4,499	3,232
Net cash provided by (used in) operating activities	13,415	(13,970)
Cash flows from investing activities:
Purchases of investments	(99,512)	(105,322)
Proceeds from call / maturity of investments	84,315	—
Purchases of property and equipment	(2,209)	(5,271)
Proceeds from disposal of property and equipment	78	—
Purchases of intangible assets	(45)	(162)
Investment in unconsolidated affiliate	(4,700)	—
Net cash used in investing activities	(22,073)	(110,755)
Cash flows from financing activities:
Proceeds from options exercised	28	100
Income and payroll tax payments for net-settled stock awards	(5,190)	(1,259)
Net cash used in financing activities	(5,162)	(1,159)
Effect of exchange rate changes on cash and cash equivalents	(1,890)	67
Net decrease in cash and cash equivalents	(15,710)	(125,817)
Cash and cash equivalents and restricted cash, beginning of period	172,355	351,027
Cash and cash equivalents and restricted cash, end of period	$156,645	$225,210

Supplemental disclosures:
Cash and cash equivalents	$156,540	$223,642
Restricted cash (Note 1)	105	1,568
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$156,645	$225,210

Cash paid for income taxes, net of refunds	$3,863	$758

Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$617	$328
Investment purchases in accounts payable	$13,451	$—

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

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2019, as filed on Form 10-K, with the exception of our adoption of certain accounting pronouncements which we describe below. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

●	product warranty reserves,
●	inventory valuation,
●	revenue recognition,
●	expected credit loss reserves,
●	valuation of goodwill, intangible and long-lived assets,
●	recognition, measurement and valuation of current and deferred income taxes,
●	stock-based compensation,
●	recognition and measurement of lease liabilities,
●	recognition and measurement of contingencies and accrued litigation expense, and
●	fair values of identified tangible and intangible assets acquired and liabilities assumed in business combinations.

Actual results could differ materially from those estimates.

Segment Information

Our operations are comprised of two reportable segments: the manufacture and sale of conducted electrical devices ("CEDs"), batteries, accessories, extended warranties and other products and services (the “TASER” segment);

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

Geographic Information and Major Customers / Suppliers

For the three months ended March 31, 2020 and 2019, no individual country outside the U.S. represented more than 10% of total net sales. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of our customers. For the three months ended March 31, 2020 and 2019, no customer represented more than 10% of total net sales. At March 31, 2020 and December 31, 2019, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets.

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

	Three Months Ended March 31,
	2020	2019
Numerator for basic and diluted earnings per share:
Net income	$4,074	$6,419
Denominator:
Weighted average shares outstanding	59,609	58,914
Dilutive effect of stock-based awards	785	837
Diluted weighted average shares outstanding	60,394	59,751
Anti-dilutive stock-based awards excluded	12,161	12,125
Net income per common share:
Basic	$0.07	$0.11
Diluted	$0.07	$0.11

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Standard Warranties

We warranty our CEDs, Axon cameras and certain related accessories from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will repair or replace any defective unit for a fee. Estimated costs for the standard warranty are charged to cost of products sold when revenue is recorded for the related product. Future warranty costs are estimated based on historical data related to warranty claims and this rate is applied to current product sales. Historically, reserve amounts have been increased if management becomes aware of a component failure or other issue that could result in larger than anticipated warranty claims from customers. The warranty reserve is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. The warranty reserve is included in accrued liabilities on the accompanying condensed consolidated balance sheets.

Changes in our estimated product warranty liabilities were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$1,476	$898
Utilization of reserve	(171)	(123)
Warranty expense (benefit)	(85)	252
Balance, end of period	$1,220	$1,027

Fair Value Measurements and Financial Instruments

We use the fair value framework that prioritizes the inputs to valuation techniques for measuring financial assets and liabilities measured on a recurring basis and for non-financial assets and liabilities when these items are re-measured. Fair value is considered to be the exchange price in an orderly transaction between market participants, to sell an asset or transfer a liability at the measurement date. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1 – Valuation techniques in which all significant inputs are unadjusted quoted prices from active markets for assets or liabilities that are identical to the assets or liabilities being measured.
●	Level 2 – Valuation techniques in which significant inputs include quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and/or quoted prices for assets or liabilities that are identical or similar to the assets or liabilities being measured from markets that are not active. Also, model-derived valuations in which all significant inputs and significant value drivers are observable in active markets are Level 2 valuation techniques.
●	Level 3 – Valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect our own assumptions about inputs that market participants would use in pricing an asset or liability.

We have cash equivalents and investments, which at March 31, 2020 and December 31, 2019 were comprised of money market funds, certificates of deposit, commercial paper, corporate bonds, corporate notes, municipal bonds, U.S. Government agency bonds, U.S. Treasury bills, U.S. Treasury inflation-protected securities, and U.S. Treasury repurchase agreements. See additional disclosure regarding the fair value of our cash equivalents and investments in Note 3. Included in the balance of other assets as of March 31, 2020 and December 31, 2019 was $3.5 million and $4.2 million, respectively, related to corporate-owned life insurance policies which are used to fund our deferred compensation plan. We determine

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the fair value of insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique. During the three months ended March 31, 2020, we made an investment of $4.7 million in preferred stock and recorded preferred stock warrants at a fair value of $2.6 million, which is also included in the balance of other assets as of March 31, 2020. The estimated fair value of the investments was determined based on Level 3 inputs. As of March 31, 2020, management estimated that the fair value of the investment equaled its carrying value.

Our financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.

Restricted Cash

Restricted cash balances as of March 31, 2020 and December 31, 2019 included $0.1 million primarily related to funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. Approximately half of the balance was included in prepaid expenses and other current assets on our condensed consolidated balance sheets, with the remainder included in other assets.

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

Recently Issued Accounting Guidance

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 includes an impairment model (known as the current expected credit loss model) on financial instruments and other commitments that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The use of forecasted information is intended to incorporate more timely information in the estimate of expected credit loss. This ASU also requires enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as credit quality. Upon adoption, we recorded a noncash cumulative effect adjustment to retained earnings of $0.6 million, net of $0.2 million of income taxes, on the opening consolidated balance sheet as of January 1, 2020,  reflecting an overall increase to the allowance for expected credit losses. See Notes 3 and 4 for further disclosures related to Topic 326.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendments apply to the disclosures of changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Adoption of this ASU on January 1, 2020 did not have a material impact on our consolidated financial statements.

Effective the first quarter of 2021:

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

In January 2020, the FASB issued ASU No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 (a Consensus of the Emerging Issues Task Force). The guidance clarifies the interaction between ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and the ASU on equity method investments. ASU 2016-01 provides companies with an alternative to measure certain equity securities without a readily determinable fair value at cost, minus impairment, if any, unless an observable transaction for an identical or similar security occurs. ASU 2020-01 clarifies that for purposes of applying the Topic 321 measurement alternative, an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting under Topic 323, immediately before applying or upon discontinuing the equity method. In addition, the new ASU provides direction that a company should not consider whether the underlying securities would be accounted for under the equity method or the fair value option when it is determining the accounting for certain forward contracts and purchased options, upon either settlement or exercise. The amendments in this update become effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, and the amendments are to be applied prospectively. Adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

Reclassification of Prior Year Presentation

Certain prior year amounts, including the long-term portion of contract assets, have been reclassified for consistency with the current year presentation. These reclassifications are not material and had no effect on the reported results of operations.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Revenues

Nature of Products and Services

The following tables present our revenues by primary product and service offering (in thousands):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER 7	$15,326	$—	$15,326	$9,954	$—	$9,954
TASER X26P	11,061	—	11,061	15,872	—	15,872
TASER X2	14,075	—	14,075	13,085	—	13,085
TASER Pulse and Bolt	1,200	—	1,200	670	—	670
Single cartridges	26,625	—	26,625	19,160	—	19,160
Axon Body	—	12,823	12,823	—	6,445	6,445
Axon Flex	—	1,183	1,183	—	1,224	1,224
Axon Fleet	—	4,775	4,775	—	3,516	3,516
Axon Dock	—	4,951	4,951	—	3,312	3,312
Axon Evidence and cloud services	498	39,154	39,652	36	27,618	27,654
TASER Cam	—	927	927	—	903	903
Extended warranties	4,977	5,458	10,435	4,316	4,930	9,246
Other	2,133	1,996	4,129	2,298	2,471	4,769
Total	$75,895	$71,267	$147,162	$65,391	$50,419	$115,810

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended March 31,
	2020		2019
United States	$117,463	80%	$94,333	81%
Other countries	29,699	20	21,477	19
Total	$147,162	100%	$115,810	100%

Contract Balances

The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the three months ended March 31, 2020 (in thousands):

March 31, 2020
Contract assets, net	$56,252
Contract liabilities (deferred revenue)	211,713
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	48,465

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contract liabilities (deferred revenue) consisted of the following (in thousands):

	March 31, 2020			December 31, 2019
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER	$12,963	$15,469	$28,432	$12,716	$16,378	$29,094
Software and Sensors	10,886	4,447	15,333	9,852	5,156	15,008
	23,849	19,916	43,765	22,568	21,534	44,102
Hardware:
TASER	14,097	15,901	29,998	9,569	15,468	25,037
Software and Sensors	17,142	36,062	53,204	22,235	33,759	55,994
	31,239	51,963	83,202	31,804	49,227	81,031
Services:
TASER	588	1,293	1,881	293	765	1,058
Software and Sensors	64,151	18,714	82,865	63,199	16,410	79,609
	$64,739	$20,007	$84,746	$63,492	$17,175	$80,667
Total	$119,827	$91,886	$211,713	$117,864	$87,936	$205,800

	March 31, 2020			December 31, 2019
	Current	Long-Term	Total	Current	Long-Term	Total
TASER	$27,648	$32,663	$60,311	$22,578	$32,611	$55,189
Software and Sensors	92,179	59,223	151,402	95,286	55,325	150,611
Total	$119,827	$91,886	$211,713	$117,864	$87,936	$205,800

Remaining Performance Obligations

As of March 31, 2020, we had approximately $1.27 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606 as of March 31, 2020. We expect to recognize between 20% - 25% of this balance over the next twelve months, and generally expect the remainder to be recognized over the following five to seven years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Cash, Cash Equivalents and Investments

The following tables summarize our cash, cash equivalents, and held-to-maturity investments at March 31, 2020 and December 31, 2019 (in thousands):

	As of March 31, 2020
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized		Cash	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments
Cash	$73,560	$—	$—	$73,560	$73,560	$—	$—

Level 1:
Money market funds	3,536	—	—	3,536	3,536	—	—
Agency bonds	40,340	91	(2)	40,429	2,000	12,738	25,602
Treasury bills	17,983	15		17,998	10,995	6,988
Subtotal	61,859	106	(2)	61,963	16,531	19,726	25,602

Level 2:
State and municipal obligations	32,185	34	(27)	32,192	1,991	29,687	507
Certificates of deposit	1,900	—	—	1,900	—	1,400	500
Corporate bonds	145,022	79	(959)	144,142	4,987	119,654	20,381
U.S. Treasury repurchase agreements	49,400	—	—	49,400	49,400	—	—
Treasury inflation-protected securities	3,247	—	(47)	3,200	—	—	3,247
Commercial paper	28,364	—	—	28,364	10,072	18,292	—
Subtotal	260,118	113	(1,033)	259,198	66,450	169,033	24,635
Total	$395,537	$219	$(1,035)	$394,721	$156,541	$188,759	$50,237

As of March 31, 2020, the balances reflected above were offset by a payable of $13.5 million related to unsettled investment purchases, which was settled in early April. We believe unrealized losses on our investments are due to interest rate fluctuations.

We adopted Topic 326 on January 1, 2020, and applied the credit loss guidance related to held-to-maturity securities prospectively. Because we do not have any history of losses for our held-to-maturity investments, our expected loss allowance methodology for held-to-maturity investments is developed using published or estimated credit default rates for similar investments and current and future economic and market conditions. At both January 1 and March 31, 2020, our credit loss reserve for held-to-maturity investments was approximately $0.1 million. During the three months ended March 31, 2020, we increased the frequency of review for our investment portfolio in order to more closely monitor potential impacts of the COVID-19 pandemic.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31, 2019
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized		Cash	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments
Cash	$103,319	$—	$—	$103,319	$103,319	$—	$—

Level 1:
Money market funds	8,845	—	—	8,845	8,845	—	—
Agency bonds	32,869	14	(4)	32,879	—	15,131	17,738
Subtotal	41,714	14	(4)	41,724	8,845	15,131	17,738

Level 2:
State and municipal obligations	25,038	8	—	25,046	—	21,560	3,478
Certificates of deposit	1,400	—	—	1,400	—	1,400	—
Corporate bonds	135,175	71	(30)	135,216	886	113,241	21,048
U.S. Treasury repurchase agreements	57,200	—	—	57,200	57,200	—	—
Treasury inflation-protected securities	3,235	14	—	3,249	—	—	3,235
Commercial paper	29,202	—	—	29,202	2,000	27,202	—
Subtotal	251,250	93	(30)	251,313	60,086	163,403	27,761
Total	$396,283	$107	$(34)	$396,356	$172,250	$178,534	$45,499

4. Expected Credit Losses

We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable, notes receivable, and contract assets is developed using historical collection experience, published or estimated credit default rates for entities that represent our customer base, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible.

We considered the current and expected future economic and market conditions surrounding the novel coronavirus ("COVID-19") pandemic and recorded additional credit loss expense of approximately $0.9 million during the three months ended March 31, 2020.

We review receivables for U.S. and international customers separately to better reflect different published credit default rates and economic and market conditions.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a roll-forward of the allowance for expected credit losses that is deducted from the amortized cost basis of accounts receivable, notes receivable, and contract assets to present the net amount expected to be collected (in thousands):

	March 31, 2020
	United States	Other countries	Total
Balance, beginning of period	$1,395	$172	$1,567
Adoption of Topic 326, cumulative-effect adjustment to retained earnings	767	1	768
Provision for expected credit losses	722	164	886
Amounts written off charged against the allowance	(2)	-	(2)
Other, including dispositions and foreign currency translation	-	(4)	(4)
Balance, end of period	$2,882	$333	$3,215

As of March 31, 2020, the allowance for expected credit losses for each type of customer receivable was as follows:

March 31,
2020
Accounts receivable and notes receivable, current	$1,827
Contract assets, net	429
Long-term notes receivable, net of current portion	959
Total allowance for expected credit losses on customer receivables	$3,215

5. Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method and includes allocations of manufacturing labor and overhead. Included in finished goods at March 31, 2020 and December 31, 2019 was $1.5 million and $1.4 million, respectively, of trial and evaluation hardware units. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventory consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$21,808	$20,789
Finished goods	25,114	18,056
Total inventory	$46,922	$38,845

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2020 were as follows (in thousands):

		Software and
	TASER	Sensors	Total
Balance, beginning of period	$1,354	$23,659	$25,013
Foreign currency translation adjustments	(130)	(131)	(261)
Balance, end of period	$1,224	$23,528	$24,752

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible assets (other than goodwill) consisted of the following (in thousands):

		March 31, 2020			December 31, 2019
		Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable (definite-lived) intangible assets:
Domain names	5‑10 years	$3,161	$(1,111)	$2,050	$3,161	$(1,035)	$2,126
Issued patents	5‑25 years	3,175	(1,397)	1,778	3,271	(1,339)	1,932
Issued trademarks	3‑15 years	1,164	(553)	611	1,166	(678)	488
Customer relationships	4‑8 years	3,636	(1,497)	2,139	3,721	(1,416)	2,305
Non-compete agreements	3‑4 years	439	(398)	41	450	(404)	46
Developed technology	3‑5 years	10,660	(7,074)	3,586	10,660	(6,528)	4,132
Re-acquired distribution rights	2 years	1,765	(1,765)	—	2,009	(2,009)	—
Total amortizable		24,000	(13,795)	10,205	24,438	(13,409)	11,029
Non-amortizable (indefinite-lived) intangible assets:
TASER trademark		900		900	900		900
Patents and trademarks pending		824		824	842		842
Total non-amortizable		1,724		1,724	1,742		1,742
Total intangible assets		$25,724	$(13,795)	$11,929	$26,180	$(13,409)	$12,771

Amortization expense of intangible assets for the three months ended March 31, 2020 and 2019 was $0.8 million and $1.0 million, respectively. Estimated amortization for intangible assets with definite lives for the remaining nine months of 2020, the next five years ended December 31, and thereafter, is as follows (in thousands):

2020	$2,476
2021	2,854
2022	1,258
2023	971
2024	890
2025	623
Thereafter	1,133
Total	$10,205

7. Other Long-Term Assets

Other long-term assets consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Cash surrender value of corporate-owned life insurance policies	$3,523	$4,214
Deferred commissions (1)	21,826	22,068
Restricted cash	55	56
Operating lease assets	21,944	9,653
Investment in unconsolidated affiliate (2)	4,700	—
Warrants for unconsolidated affiliate (3)	2,588	—
Prepaid expenses, deposits and other	4,821	4,190
Total other long-term assets	$59,457	$40,181

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)	Represents the incremental costs of obtaining contracts with customers, which consist primarily of sales commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contracts and amortized consistent with the recognition timing of the revenue for the underlying performance obligations.
(2)	In March 2020, we made an investment in and entered into a commercial partnership agreement with Flock Group Inc., a provider of advanced security for neighborhoods and law enforcement. Our $4.7 million investment resulted in our ownership of approximately 5% of the outstanding equity interests of this company. We account for this investment under the ASC 321 measurement alternative for equity securities without readily determinable fair values, as there are no quoted market prices for the investment. The investment is measured at cost less impairment, adjusted for observable price changes and is assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of March 31, 2020, no impairment was recorded for the investment.
(3)	In conjunction with the equity investment in and commercial partnership with Flock Group, Inc., we have the ability to commit additional capital over time through warrants where the exercisability and exercise prices are conditional on the achievement of certain partnership performance metrics. The fair value of the preferred stock warrants were estimated at $2.6 million using Monte Carlo simulation.

8. Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Accrued salaries, benefits and bonus	$13,378	$24,737
Accrued professional, consulting and lobbying fees	8,993	3,235
Accrued warranty expense	1,220	1,476
Accrued income and other taxes	2,093	3,362
Other accrued expenses	10,720	12,191
Accrued liabilities	$36,404	$45,001

9. Income Taxes

On March 27, 2020, the U.S federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. We are currently evaluating the implications of the CARES Act, but its impact on the financial statements and related disclosures is not expected to be material.

We file income tax returns for federal purposes and in many states, as well as in multiple foreign jurisdictions. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time, generally three to four years, following the tax year to which these filings relate. Our U.S. federal income tax return for fiscal year 2016 is currently under audit by the Internal Revenue Service and we have been notified our 2016 and 2017 state tax returns will be audited by the state of California. Additionally, we were notified that an audit will commence for Axon Public Safety Southeast Asia LLC, our entity in Vietnam. The tax period has not yet been defined.

In April 2020, recent interpretations of a German law relating to withholding taxes on intellectual property rights have emerged.  We are currently evaluating this law and any related impact to our financial position or results of operations.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Tax Assets

Net deferred income tax assets at March 31, 2020, primarily include R&D tax credits, stock-based compensation expense, deferred revenue, accruals and reserves, and net operating losses, partially offset by accelerated depreciation expense and valuation allowance reserve. Our total net deferred tax assets at March 31, 2020 were $29.1 million.

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

As of March 31, 2020, we continue to demonstrate three-year cumulative pre-tax income in the U.S. federal and state tax jurisdictions; however, we have Arizona R&D Tax Credits expiring unutilized each year. Therefore, management has concluded that it is more likely than not that our Arizona R&D deferred tax asset will not be realized.

As of March 31, 2020, we have cumulative pre-tax losses in the U.K. and Canada, which limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded for these jurisdictions. The amount of the deferred tax asset considered realizable, however, could be adjusted in future periods if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth. Although we also have cumulative pre-tax losses in Australia, we have determined that sufficient deferred tax liabilities will reverse in order to realize all assets except one long-lived intangible where there is not an expectation that the asset may be realized. Therefore, we have recorded a partial valuation allowance for Australia.

We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal, Arizona, and California income tax purposes. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $6.5 million as of March 31, 2020. In addition, management accrued $0.1 million of interest for estimated uncertain tax positions related to certain federal income tax liabilities. Should the unrecognized benefit of $6.6 million be recognized, our effective tax rate would be favorably impacted. Approximately $2.6 million of the unrecognized tax benefit associated with R&D credits has been netted against the R&D deferred tax asset.

Effective Tax Rate

Our overall effective tax rate for the three months ended March 31, 2020, after discrete period adjustments, was (2,789.4%). Before discrete adjustments, the tax rate was 90%, which is more than the federal statutory rate, primarily due to state taxes and non-deductible expenses for items such as meals and entertainment, executive compensation limitation under Internal Revenue Code ("IRC") Section 162(m), and income inclusion from global intangible low-taxed income ("GILTI"), offset by a reduction for foreign-derived intangible income ("FDII") and R&D tax credits. The effective tax rate was favorably impacted by a $4.1 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for restricted stock units (“RSUs”) that vested or stock options that were exercised during the three months ended March 31, 2020.

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

CEO Performance Award

On May 24, 2018, our stockholders approved the Board of Directors’ grant of 6,365,856 stock option awards to Patrick W. Smith, our CEO (the “CEO Performance Award”). The CEO Performance Award consists of 12 vesting tranches with a vesting schedule based entirely on the attainment of both operational goals (performance conditions) and market capitalization goals (market conditions), assuming continued employment either as the CEO or as both Executive Chairman and Chief Product Officer and service through each vesting date. Each of the 12 vesting tranches of the CEO Performance Award have a 10-year contractual term and will vest upon certification by the Board of Directors that both (i) the market capitalization goal for such tranche, which begins at $2.5 billion for the first tranche and increases by increments of $1.0 billion thereafter, and (ii) any one of the following eight operational goals focused on revenue or eight operational goals focused on Adjusted EBITDA have been met for the previous four consecutive fiscal quarters. Adjusted EBITDA for purposes of the CEO Performance Award ("Adjusted EBITDA (CEO Performance Award)") is defined as net income (loss) attributable to common stockholders before interest expense,  investment interest income, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense.

Eight Separate Adjusted EBITDA (CEO
Eight Separate Revenue Goals (1)	Performance Award) Goals
(in thousands)	(in thousands)
Goal #1, $710,058	Goal #9, $125,000
Goal #2, $860,058	Goal #10, $155,000
Goal #3, $1,010,058	Goal #11, $175,000
Goal #4, $1,210,058	Goal #12, $190,000
Goal #5, $1,410,058	Goal #13, $200,000
Goal #6, $1,610,058	Goal #14, $210,000
Goal #7, $1,810,058	Goal #15, $220,000
Goal #8, $2,010,058	Goal #16, $230,000
(1)	In connection with the business acquisition that was completed during the three months ended June 30, 2018, the revenue goals were adjusted for the acquiree’s Target Revenue, as defined in the CEO Performance Award agreement.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2020, the following operational goals were considered probable of achievement:

●	Total revenue of $710.1 million, $860.1 million, and $1,010.1 million; and
●	Adjusted EBITDA (CEO Performance Award) of $125.0 million, $155.0 million, $175.0 million, $190.0 million, $200.0 million, and $210.0 million.

The first two market capitalization goals have been achieved as of March 31, 2020. However, none of the stock options granted under the CEO Performance Award have vested thus far as the operational goals have not yet been achieved as of March 31, 2020. As there are nine operational goals considered probable of achievement, we recorded stock-based compensation expense of $44.3 million related to the CEO Performance Award from the Grant Date through March 31, 2020. The number of stock options that would vest related to the nine tranches is approximately 4.8 million shares.

As of March 31, 2020, we had $147.3 million of total unrecognized stock-based compensation expense for the performance goals that were considered probable of achievement, which will be recognized over a weighted-average period of 5.79 years. As of March 31, 2020, we had unrecognized stock-based compensation expense of $54.4 million for the performance goals that were considered not probable of achievement.

eXponential Stock Performance Plan

On February 12, 2019, our shareholders approved the 2019 Stock Incentive Plan (the “2019 Plan”), which was adopted by the Board of Directors to reserve a sufficient number of shares to facilitate our eXponential Stock Performance Plan (“XSPP”) and grants of eXponential Stock Units (“XSUs”) under the plan. Initial awards under the plan were granted in January 2019, with additional employee awards granted since that date. During the three months ended March 31, 2020, we granted an additional 43 thousand XSUs.

The XSUs are grants of RSUs, each with a term of approximately nine years, that vest in 12 equal tranches. Each of the 12 tranches will vest upon certification by the Compensation Committee of the Board of Directors that both (i) the market capitalization goal for such tranche, which begins at $2.5 billion for the first tranche and increases by increments of $1.0 billion thereafter, and (ii) any one of eight operational goals focused on revenue or eight operational goals focused on Adjusted EBITDA (CEO Performance Award) have been met for the previous four consecutive fiscal quarters.

The first two market capitalization goals have been achieved as of March 31, 2020. However, none of the XSU tranches have vested thus far as the operational goals have not yet been achieved as of March 31, 2020. As there are nine operational goals considered probable of achievement, we recorded stock-based compensation expense of $23.2 million related to the XSU awards from their respective grant dates through March 31, 2020. The number of XSU awards that would vest related to the nine tranches is approximately 4.1 million shares.

As of March 31, 2020, we had $131.8 million of total unrecognized stock-based compensation expense for the performance goals that were considered probable of achievement, which will be recognized over a weighted-average period of 5.65 years. As of March 31, 2020, we had unrecognized stock-based compensation expense of $35.5 million for the performance goals that were considered not probable of achievement.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2020 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	1,249	$45.47
Granted	78	69.19
Released	(219)	35.49
Forfeited	(34)	50.82
Units outstanding, end of period	1,074	49.05	$75,985

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $70.77 per share, multiplied by the number of RSUs outstanding. As of March 31, 2020, there was $41.4 million in unrecognized compensation costs related to RSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 2.09 years. RSUs are released when vesting requirements are met.

During the three months ended March 31, 2020, we granted 0.1 million service-based RSUs. Certain RSUs that vested in the three months ended March 31, 2020 were net-share settled such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to RSUs were approximately 53 thousand and had a value of $4.0 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Performance Stock Units

The following table summarizes Performance Stock Units (“PSUs“) activity for the three months ended March 31, 2020 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	6,033	$34.47
Granted	102	42.41
Released	(158)	24.88
Forfeited	(188)	34.97
Units outstanding, end of period	5,789	34.86	$409,657

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $70.77 per share, multiplied by the number of PSUs outstanding. As of March 31, 2020, there was $137.1 million in unrecognized compensation costs related to PSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the PSUs over a weighted average period of 5.52 years. PSUs are released when vesting requirements are met.

During the three months ended March 31, 2020, we granted 0.1 million PSUs, including approximately 43 thousand XSUs. As of March 31, 2020, the performance criteria had been met for approximately 0.1 million of the 5.8 million PSUs outstanding. Certain of the PSUs outstanding as of March 31, 2020 can vest with a range of shares earned being between 0% and 200% of the targeted shares granted, depending on the final achievement of pre-determined performance criteria as of the vesting date. The amount of PSUs included in the table above related to such grants is the

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

target level. The maximum additional number of PSUs that could be earned is 0.2 million, which are not included in the table above.

Certain PSUs that vested in the three months ended March 31, 2020 were net-share settled such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to PSUs were approximately 15 thousand and had a value of $1.2 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2020 (number of units and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual	Aggregate
	Options	Price	Life (years)	Intrinsic Value
Options outstanding, beginning of year	6,431	$28.34
Granted	—	—
Exercised	(6)	4.74
Expired / terminated	—	—
Options outstanding, end of period	6,425	28.36	7.84	$272,512
Options exercisable, end of period	59	4.50	0.67	3,936

Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock of $70.77 on March 31, 2020. The intrinsic value of options exercised for the three months ended March 31, 2020 and 2019 was $0.3 million and $1.0 million, respectively. As of March 31, 2020, total options outstanding included 6.4 million unvested performance-based stock options. Of this total, 4.8 million options relate to tranches of the CEO Performance Award considered probable of achievement.

Stock-based Compensation Expense

The following table summarizes the composition of stock-based compensation expense for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of products sold and services delivered	$590	$226
Sales, general and administrative expenses	14,970	4,681
Research and development expenses	4,635	2,998
Total stock-based compensation expense	$20,195	$7,905

Stock Incentive Plan

In February 2019, our shareholders approved the 2019 Plan authorizing an additional 6.0 million shares, plus remaining available shares under prior plans, for issuance under the new plan. Combined with the legacy stock incentive plans, there are 2.1 million shares available for grant as of March 31, 2020.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Repurchase Plan

In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. During the three months ended March 31, 2020 and 2019, no common shares were purchased under the program. As of March 31, 2020, $16.3 million remains available under the plan for future purchases. Any future purchases will be discretionary.

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

At March 31, 2020 and December 31, 2019, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of March 31, 2020, we had letters of credit outstanding of approximately $2.7 million under the facility and available borrowing of $47.3 million, excluding amounts available under the accordion feature. Advances under the line of credit bear interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.

We are required to comply with a maximum funded debt to EBITDA ratio of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At March 31, 2020, our funded debt to EBITDA ratio was 0.0003 to 1.00.

12. Commitments and Contingencies

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

Other Litigation

We are a defendant in a litigation matter filed by Digital Ally Inc. (“Digital”) in the District of Kansas alleging patent infringement regarding our Axon Signal technology. Axon was granted summary judgment of non-infringement on June 17, 2019 and judgment was entered in our favor on all of Digital’s claims. Digital’s appeal was submitted on briefs

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

without oral argument. On April 22, 2020, the Federal Circuit Court of Appeals affirmed the District Court’s non-infringement ruling and entered judgment on Digital's appeal in favor of Axon.

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

U.S. Federal Trade Commission Investigation

The U.S. Federal Trade Commission (“FTC”) filed an enforcement action on January 3, 2020 regarding Axon’s May 2018 acquisition of Vievu LLC from Safariland LLC. The FTC alleges the merger was anticompetitive and adversely affected the body worn camera ("BWC") and digital evidence management systems ("DEMS") market for “large metropolitan police departments.” The administrative proceedings are currently stayed until June 4, 2020 due to the COVID-19 pandemic and the hearing has been reset for September 9, 2020. If successful, the FTC may require us to divest Vievu and other assets, which could be material to Axon. We are vigorously defending the matter. At this time, we cannot predict the eventual scope, duration, or outcome of this request and accordingly we have not recorded any liability in the accompanying condensed consolidated financial statements.

Also on January 3, 2020, we sued the FTC in the District of Arizona for declaratory and injunctive relief alleging the FTC’s structure and administrative processes violate Article II of the U.S. Constitution and our Fifth Amendment rights to due process and equal protection. On April 8, 2020, the district court dismissed the action, without prejudice, for lack of jurisdiction, requiring Axon to first bring its constitutional claims in the administrative case. Axon has appealed that ruling to the Ninth Circuit (No. 20-15662), which has granted expedited consideration and set oral argument for July 17.

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

Based on our assessment of outstanding litigation and claims as of March 31, 2020, we have determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Off-Balance Sheet Arrangements

Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At March 31, 2020, we had outstanding letters of credit of $2.7 million that are expected to expire in May 2020 and September 2021. Additionally, we had $24.1 million of outstanding surety bonds at March 31, 2020, with $0.5 million expiring in 2020, $2.4 million expiring in 2021, $3.2 million expiring in 2022, $7.5 million expiring in 2023 and the remaining $10.5 million expiring in 2024.

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

Our matching contributions for all defined contribution plans were $1.5 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively.

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information relative to our reportable segments was as follows (in thousands):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
Net sales from products	$75,175	$32,113	$107,288	$65,301	$22,788	$88,089
Net sales from services	720	39,154	39,874	90	27,631	27,721
Net sales	75,895	71,267	147,162	65,391	50,419	115,810
Cost of product sales	30,248	18,636	48,884	23,278	16,322	39,600
Cost of service sales	—	9,670	9,670	—	7,293	7,293
Cost of sales	30,248	28,306	58,554	23,278	23,615	46,893
Gross margin	$45,647	$42,961	$88,608	$42,113	$26,804	$68,917

Research and development	$3,032	$23,349	$26,381	$3,712	$19,642	$23,354

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2020, and results of operations for the three months ended March 31, 2020 and 2019, should be read in conjunction with the condensed consolidated financial statements and related notes included in this Report on Form 10-Q and the audited consolidated financial statements in our 2019 Annual Report on Form 10-K filed with the SEC on February 28, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2019 Annual Report on Form 10-K. See also "Special Note Regarding Forward-Looking Statements" on page ii of this Report on Form 10-Q.

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

Our revenues for the three months ended March 31, 2020 were $147.2 million, an increase of $31.4 million, or 27.1%, from the comparable period in the prior year. We had a loss from operations of $0.8 million compared to income from operations of $2.7 million for the same period in the prior year. Gross margin improved compared to the three months ended March 31, 2019 as a result of product mix, with improvement partially offset by additional expenses related to the COVID-19 pandemic. Increased operating expenses to support continued and future growth also contributed to the decline in operating results. Expenses for the quarter ended March 31, 2020 also reflected an increase of $10.5 million in stock-based compensation expense related to the CEO Performance Award and XSPP. An increase in litigation costs also contributed to the higher selling, general and administrative expense. For the three months ended March 31, 2020, we recorded net income of $4.1 million, which reflected an income tax benefit of $3.9 million, compared to $6.4 million for the comparable period in the prior year.

COVID-19

In late 2019, COVID-19 was first detected in Wuhan, China. In March 2020 the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. As an essential provider of products and services for law enforcement and other first responders, we remain focused on protecting the health and wellbeing of our employees while assuring the continuity of our business operations.

In response to the pandemic, Axon has taken a number of actions:

Customer support:

●	Free access to Axon Citizen cloud software to all public law enforcement agencies for the remainder of 2020 to enable social distancing;
●	A partnership with the National Police Foundation to provide personal protective equipment (“PPE”) for first responders;
●	An online support center for our customers, www.axon.com/covid-19-support-center; and
●	Our annual Axon Accelerate user conference will be held virtually in early August.

Employee safety and manufacturing:

●	Curbed all non-essential travel at the beginning of March;
●	Moved to a remote work model for support employees; and
●	Mitigating contamination risk in our facilities through staggered shifts, the use of PPE, increased distancing, cleaning standards that exceed CDC guidance, access to an onsite registered nurse, and paying or subsidizing certain high-risk employees while they stay at home.

Supply chain:

●	We previously took steps to diversify our supply chain and global manufacturing footprint, which have positioned us well to manage through the pandemic. Thus far, we have been able to produce and ship our critical core products with little to no interruption.
●	We are continuously monitoring our supply chain to manage through potential impacts, finding alternate sources when available or working with foreign regulators to ensure that our suppliers can provide parts.

Shareholder engagement:

●	We have pivoted our shareholder engagement to a virtual format. Our annual meeting, scheduled for May 29, 2020, will be held online at www.virtualshareholdermeeting.com/AAXN2020, and we will be participating in several upcoming investor conferences utilizing video conferencing. All investor materials and events are available at investor.axon.com.

We are in a strong liquidity position, with substantial cash and investments on hand, which are discussed in more detail under Liquidity and Capital Resources. We believe that our existing liquidity and other sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions and other liquidity requirements through at least the next 12 months. Our expenses for the three months ended March 31, 2020 increased by approximately $1.2 million for costs related to the pandemic, and we expect ongoing increased costs related to the mitigation of contamination risk at our facilities and donations to first responders. We expect these incremental costs will continue to be partially offset by savings on travel and events and other cost-savings measures.

Results of Operations

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended March 31,
	2020		2019
Net sales from products	$107,288	72.9%	$88,089	76.1%
Net sales from services	39,874	27.1	27,721	23.9
Net sales	147,162	100.0	115,810	100.0
Cost of product sales	48,884	33.2	39,600	34.2
Cost of service sales	9,670	6.6	7,293	6.3
Cost of sales	58,554	39.8	46,893	40.5
Gross margin	88,608	60.2	68,917	59.5
Operating expenses:
Sales, general and administrative	63,027	42.8	42,892	37.0
Research and development	26,381	17.9	23,354	20.2
Total operating expenses	89,408	60.7	66,246	57.2
Income (loss) from operations	(800)	(0.5)	2,671	2.3
Interest and other income, net	941	0.6	2,313	2.0
Income before provision for income taxes	141	0.1	4,984	4.3
Benefit from income taxes	(3,933)	(2.7)	(1,435)	(1.2)
Net income	$4,074	2.8%	$6,419	5.5%

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended March 31,
	2020		2019
United States	$117,463	80%	$94,333	81%
Other countries	29,699	20	21,477	19
Total	$147,162	100%	$115,810	100%

International revenue increased compared to the prior year comparable period, driven primarily by increased sales in Canada and the Asia Pacific region.

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended March 31,				Dollar	Percent
	2020		2019		Change	Change
TASER segment:
TASER 7	$15,326	10.4%	$9,954	8.6%	$5,372	54.0%
TASER X26P	11,061	7.5	15,872	13.7	(4,811)	(30.3)
TASER X2	14,075	9.6	13,085	11.3	990	7.6
TASER Pulse and Bolt	1,200	0.8	670	0.6	530	79.1
Single cartridges	26,625	18.1	19,160	16.6	7,465	39.0
Axon Evidence and cloud services	498	0.3	36	—	462	1,283.3
Extended warranties	4,977	3.4	4,316	3.7	661	15.3
Other	2,133	1.5	2,298	2.0	(165)	(7.2)
Total TASER segment	75,895	51.6	65,391	56.5	10,504	16.1
Software and Sensors segment:
Axon Body	12,823	8.7	6,445	5.6	6,378	99.0
Axon Flex	1,183	0.8	1,224	1.1	(41)	(3.3)
Axon Fleet	4,775	3.2	3,516	3.0	1,259	35.8
Axon Dock	4,951	3.4	3,312	2.9	1,639	49.5
Axon Evidence and cloud services	39,154	26.6	27,618	23.7	11,536	41.8
TASER Cam	927	0.6	903	0.8	24	2.7
Extended warranties	5,458	3.7	4,930	4.3	528	10.7
Other	1,996	1.4	2,471	2.1	(475)	(19.2)
Total Software and Sensors segment	71,267	48.4	50,419	43.5	20,848	41.3
Total net sales	$147,162	100.0%	$115,810	100.0%	$31,352	27.1%

Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Three Months Ended March 31,		Unit	Percent
	2020	2019	Change	Change
TASER 7	11,430	8,835	2,595	29.4
TASER X26P	11,003	14,985	(3,982)	(26.6)
TASER X2	10,478	9,861	617	6.3
TASER Pulse and Bolt	3,261	1,253	2,008	160.3
Cartridges	873,364	616,517	256,847	41.7
Axon Body	39,864	25,848	14,016	54.2
Axon Flex	3,074	3,591	(517)	(14.4)
Axon Fleet	2,676	1,735	941	54.2
Axon Dock	5,297	4,994	303	6.1
TASER Cam	1,514	1,741	(227)	(13.0)

Net sales for the TASER segment increased 16.1% primarily due to an increase of $7.5 million in cartridge revenue, as well as a net increase of $2.1 million in TASER device sales. As expected, we have continued to see a shift to purchases of our latest generation device, TASER 7, from legacy X2 and X26P devices. The increase in cartridge revenue was due to a combination of increased units and the higher average selling price for TASER 7 cartridges compared to legacy cartridges. Revenue was also impacted by higher average selling prices for TASER 7 units, and by lower average selling prices for X26P units.

Net sales for the Software and Sensors segment increased 41.3% during the three months ended March 31, 2020 as we continued to add users and associated devices to our network. The increase in the aggregate number of users resulted in increased Axon Evidence revenue of $11.5 million. Sales of our newest generation body camera, Axon Body 3, which began shipping in September 2019, drove the increase of $6.4 million in Axon Body revenue and the increase of $1.6 million in dock revenue.

We consider total company future contracted revenues a forward-looking performance indicator. As of March 31, 2020, we had approximately $1.27 billion of total company future contracted revenue, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. We expect to recognize between 20% - 25% of this balance over the next twelve months, and expect the remainder to be recognized over the following five to seven years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Cost of Product and Service Sales

Within the TASER segment, cost of product sales increased to $30.2 million for the three months ended March 31, 2020 from $23.3 million for the same period in 2019. Cost as a percentage of sales increased to 40.2% from 35.6%. The increase in cost of product sales was primarily attributable to the mix of products, with higher cost per unit for TASER 7 handles and cartridges as well as higher depreciation on new production equipment for the TASER 7. Additionally, we incurred expense of approximately $0.8 million in response to COVID-19, primarily related to a two week manufacturing shutdown where we continued to pay nonworking employees.

Within the Software and Sensors segment, cost of product and service sales increased to $28.3 million for the three months ended March 31, 2020 from $23.6 million for the same period in 2019. Cost as a percentage of sales decreased to 39.7% from 46.8%. Cost of product sales increased $2.3 million, but decreased as a percentage of sales as a result of the higher average selling prices during the quarter. Cost of service sales increased $2.4 million, and decreased as a percentage of sales, driven by the mix of higher-margin software revenues. Cloud costs increased $0.7 million reflecting increased usage of Axon Evidence and new capabilities within that platform requiring LTE technology.

Gross Margin

As a percentage of net sales, gross margin for the TASER segment decreased to 60.1% from 64.4% for the three months ended March 31, 2020 and 2019, respectively. The decrease was primarily a result of the mix of higher cost TASER 7 devices and cartridges, the lower average selling price on X26P devices, and expenses related to COVID-19.

As a percentage of net sales, gross margin for the Software and Sensors segment increased to 60.3% from 53.2% for the three months ended March 31, 2020 and 2019, respectively. Within the Software and Sensors segment, hardware gross margin was 42.0% for the three months ended March 31, 2020 compared to 28.4% for the same period in 2019, while the service margins were 75.3% and 73.6% during those same periods, respectively.

Sales, General and Administrative Expenses

Sales, general and administrative ("SG&A") expenses were comprised as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar	Percent
	2020	2019	Change	Change
Total sales, general and administrative expenses	$63,027	$42,892	$20,135	46.9
Sales, general, and administrative as a percentage of net sales	42.8%	37.0%

Stock-based compensation expense increased $10.3 million in comparison to the prior year comparable period, which was primarily attributable to an increase of $5.5 million in expense related to the CEO Performance Award and an increase of $3.5 million related to our XSPP. Stock-based compensation expense also increased over the prior year comparable period due to an increase in headcount.

Professional, consulting and lobbying expenses increased $6.3 million, primarily driven by an increase of $6.1 million in expenses related to the FTC litigation. As discussed in Note 12 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q, on January 3, 2020, we sued the FTC in the District of Arizona, and the FTC filed an enforcement action regarding our May 2018 acquisition of Vievu LLC. This litigation is expected to result in an increase in legal expenses during the year ending December 31, 2020. While the amount and timing of such expenses is unknown and will vary depending on the progression of litigation, we currently anticipate expenses in the range of $10.0 million to $15.0 million for the year, with a higher proportion of the expense expected during the first half of 2020.

Sales and marketing expenses increased $1.7 million, driven by a $1.2 million increase in commissions tied to higher revenues.

Salaries, benefits and bonus expense increased $0.6 million, reflecting an increase of approximately $1.5 million in salaries and benefits primarily due to an increase in headcount. The increase was partially offset by a decrease of $0.7 million related to participant losses for the Company’s non-qualified deferred compensation plan.

Credit loss expense was $0.9 million compared to bad debt expense of $0.5 million during the three months ended March 31, 2019, related to our adoption of Topic 326 and the expected impact of the COVID-19 pandemic and resulting broad economic downturn.

Research and Development Expenses

Research and development ("R&D") expenses were comprised as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar	Percent
	2020	2019	Change	Change
Total research and development expenses	$26,381	$23,354	$3,027	13.0
Research and development as a percentage of net sales	17.9%	20.2%

The increase in R&D expense was fully attributable to our Software and Sensors segment. Within the TASER segment, R&D expense decreased $0.7 million, due to lower headcount. R&D expense for the Software and Sensors segment increased $3.7 million, primarily due to an increase in salaries and benefits, inclusive of stock-based compensation, of $2.9 million. Contributing to the increase was an increase of $1.3 million related to our XSPP. Additionally, professional and consulting expenses increased $0.7 million for the three months ended March 31, 2020 related to development of next generation products, including the upcoming Fleet 3.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net was $0.9 million for the three months ended March 31, 2020 compared to $2.3 million for the same period in 2019. The decrease was primarily attributable to a $0.7 million investment loss related to our non-qualified deferred compensation plan in 2020 as compared to a $0.3 million gain during the prior year comparable period. Additionally, interest income decreased $0.3 million as a result of decreased interest rates during the current period.

Provision for Income Taxes

Our overall effective tax rate for the three months ended March 31, 2020, after discrete period adjustments, was (2,789.4%). Before discrete adjustments, the tax rate was 90%, which is more than the federal statutory rate, primarily due to state taxes and non-deductible expenses for items such as meals and entertainment, executive compensation limitation under Internal Revenue Code ("IRC") Section 162(m), and income inclusion from global intangible low-taxed income ("GILTI"), offset by a reduction for foreign-derived intangible income ("FDII") and R&D tax credits. The effective tax rate was favorably impacted by a $4.1 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs that vested or stock options that were exercised during the three months ended March 31, 2020.

Net Income

Our net income decreased by $2.3 million to $4.1 million for the three months ended March 31, 2020 compared to $6.4 million for the same period in 2019. Net income per basic and diluted share was $0.07 for the three months ended March 31, 2020 compared to $0.11 per basic and diluted share for the same period in 2019.

Three Months Ended March 31, 2020 Compared to the Three Months Ended December 31, 2019

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended		Three Months Ended		Dollar	Percent
	March 31, 2020		December 31, 2019		Change	Change
TASER segment:
TASER 7	$15,326	10.4%	$17,186	10.0%	$(1,860)	(10.8)%
TASER X26P	11,061	7.5	14,692	8.5	(3,631)	(24.7)
TASER X2	14,075	9.6	15,507	9.0	(1,432)	(9.2)
TASER Pulse and Bolt	1,200	0.8	1,169	0.7	31	2.7
Cartridges	26,625	18.1	28,633	16.7	(2,008)	(7.0)
Axon Evidence and cloud services	498	0.3	341	0.2	157	46.0
Extended warranties	4,977	3.4	4,733	2.8	244	5.2
Other	2,133	1.5	1,694	1.0	439	25.9
TASER segment	75,895	51.6	83,955	48.9	(8,060)	(9.6)
Software and Sensors segment:
Axon Body	12,823	8.7	25,219	14.7	(12,396)	(49.2)
Axon Flex	1,183	0.8	1,411	0.8	(228)	(16.2)
Axon Fleet	4,775	3.2	5,205	3.0	(430)	(8.3)
Axon Dock	4,951	3.4	11,048	6.4	(6,097)	(55.2)
Axon Evidence and cloud services	39,154	26.6	36,804	21.4	2,350	6.4
TASER Cam	927	0.6	623	0.4	304	48.8
Extended warranties	5,458	3.7	5,124	3.0	334	6.5
Other	1,996	1.4	2,462	1.4	(466)	(18.9)
Software and Sensors segment	71,267	48.4	87,896	51.1	(16,629)	(18.9)
Total net sales	$147,162	100.0%	$171,851	100.0%	$(24,689)	(14.4)%

Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Three Months Ended
			Unit	Percent
	March 31, 2020	December 31, 2019	Change	Change
TASER 7	11,430	14,577	(3,147)	(21.6)%
TASER X26P	11,003	13,554	(2,551)	(18.8)%
TASER X2	10,478	11,534	(1,056)	(9.2)%
TASER Pulse and Bolt	3,261	2,978	283	9.5%
Cartridges	873,364	962,519	(89,155)	(9.3)%
Axon Body	39,864	83,268	(43,404)	(52.1)%
Axon Flex	3,074	3,078	(4)	(0.1)%
Axon Fleet	2,676	3,324	(648)	(19.5)%
Axon Dock	5,297	10,149	(4,852)	(47.8)%
TASER Cam	1,514	1,177	337	28.6%

Net sales within the TASER segment decreased by approximately $8.1 million or 9.6% as compared to the prior quarter, due primarily to a net decrease of $6.9 million in TASER device sales and a decrease of $2.0 million in cartridge revenue. Unit sales of all non-consumer TASER devices declined from the prior quarter. Additionally, TASER device revenue was impacted by lower average selling prices for X26P and consumer devices during the three months ended March 31, 2020. Higher average selling prices for TASER 7 partially offset the decline.

Within the Software and Sensors segment, net sales decreased $16.6 million or 18.9% during the three months ended March 31, 2020. Revenue from Axon Body cameras decreased $12.4 million and revenue from docks decreased

$6.1 million, primarily due to a significant number of shipments that occurred during the prior quarter following the introduction of our Axon Body 3 devices. Higher average selling prices for legacy body cameras partially offset the decline in units. Additionally, Axon Evidence revenues increased $2.4 million based on an increase in the aggregate number of users on our Axon network.

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

●	EBITDA (Most comparable GAAP Measure: Net income) - Earnings before interest expense, investment interest income, taxes, depreciation and amortization.
●	Adjusted EBITDA (CEO Performance Award) (Most comparable GAAP Measure: Net income) - Earnings before interest expense, investment interest income, taxes, depreciation, amortization and non-cash stock-based compensation expense.

Although these non-GAAP financial measures are not consistent with GAAP, management believes investors will benefit by referring to these non-GAAP financial measures when assessing our operating results, as well as when forecasting and analyzing future periods. However, management recognizes that:

●	these non-GAAP financial measures are limited in their usefulness and should be considered only as a supplement to our GAAP financial measures;
●	these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, our GAAP financial measures;
●	these non-GAAP financial measures should not be considered to be superior to our GAAP financial measures; and
●	these non-GAAP financial measures were not prepared in accordance with GAAP and investors should not assume that the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q were prepared under a comprehensive set of rules or principles.

EBITDA and Adjusted EBITDA (CEO Performance Award) reconciles to net income as follows (in thousands):

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Net income (loss)	$4,074	$(12,379)	$6,419
Depreciation and amortization	2,881	3,165	2,800
Interest expense	7	19	6
Investment interest income	(693)	(1,760)	(2,003)
Provision for (benefit from) income taxes	(3,933)	479	(1,435)
EBITDA	$2,336	$(10,476)	$5,787

Adjustments:
Stock-based compensation expense	20,195	48,300	7,905
Adjusted EBITDA (CEO Performance Award)	$22,531	$37,824	$13,692

Liquidity and Capital Resources

Summary

As of March 31, 2020, we had $156.5 million of cash and cash equivalents, a decrease of $15.7 million as compared to December 31, 2019. Cash and cash equivalents and investments totaled $395.4 million; including a payable of $13.5 million related to unsettled investment purchases at March 31, 2020, this represented a net decrease of $14.3 million from December 31, 2019.

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

As of March 31, 2020, we had letters of credit outstanding of $2.7 million, leaving the net amount available for borrowing of $47.3 million. The facility matures on December 31, 2021, and has an accordion feature which allows for an increase in the total line of credit up to $100.0 million, subject to certain conditions, including the availability of additional bank commitments. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At March 31, 2020 and December 31, 2019, there were no borrowings under the line other than the outstanding letters of credit.

Our agreement with the bank requires us to comply with a maximum funded debt to EBITDA ratio, as defined, of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At March 31, 2020, our funded debt to EBITDA ratio was 0.0003 to 1.00.

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

Based on our strong balance sheet and the fact that we do not have long-term debt at March 31, 2020, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions and other liquidity requirements through at least the next 12 months. We and our Board of Directors may consider repurchases of our common stock from time to time pursuant to our stock repurchase plan. Further repurchases of our common stock would take place on the open market, would be financed with available cash and are subject to market and business conditions.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating activities	$13,415	$(13,970)
Investing activities	(22,073)	(110,755)
Financing activities	(5,162)	(1,159)
Effect of exchange rate changes on cash and cash equivalents	(1,890)	67
Net increase (decrease) in cash and cash equivalents and restricted cash	$(15,710)	$(125,817)

Operating activities

Net cash provided by operating activities in the first three months of 2020 of $13.4 million reflects $4.1 million in net income, non-cash income statement items totaling $24.5 million, and a negative impact on cash of $15.1 million for the net change in operating assets and liabilities. Included in the non-cash items were $2.9 million in depreciation and amortization expense and $20.2 million in stock-based compensation expense. Cash used in operations was impacted by increased accounts and notes receivable and contract assets of $9.7 million, increased inventory of $8.6 million, decreased accounts payable, accrued liabilities and other liabilities of $3.6 million, increased deferred revenue of $4.5 million, and decreased prepaid and other assets of $2.3 million.  The increase in accounts and notes receivable and contract assets was attributable to increased sales over the last several quarters, primarily sales made under subscription plans. The decrease in accounts payable, accrued liabilities and other liabilities was primarily attributable to the timing of payments, and was partially offset by a $13.5 million payable for unsettled investment purchases at March 31, 2020 which was settled in early April 2020. The increase in deferred revenue was primarily attributable to increased hardware deferred revenue from TASER subscription sales, partially offset by a decrease in prepayments for Software and Sensors services. The decrease in prepaid expenses and other assets was primarily attributable to usage of prepaid cloud storage fees, partially offset by an increase in income tax receivable.

Net cash used in operating activities in the first three months of 2019 of $14.0 million reflects $6.4 million in net income, non-cash income statement items totaling $12.7 million, and cash outflows of $33.1 million for the net change in operating assets and liabilities. Included in the non-cash items were $2.8 million in depreciation and amortization expense and $7.9 million in stock-based compensation expense. Cash used in operations was impacted by increased accounts and notes receivable and contract assets of $22.0 million, decreased accounts payable, accrued liabilities and other liabilities of $7.3 million, increased inventory of $3.9 million, and increased prepaid expenses and other assets of $3.2 million. The increase in accounts and notes receivable and contract assets was attributable to increased sales over the several prior quarters, primarily sales made under subscription plans, as well as slower customer collections. The decrease in accounts payable, accrued liabilities and other liabilities was primarily attributable to the timing of payments for our annual bonus plan. Cash used in operations was also impacted by various other operating items, including increased deferred revenue of $3.2 million.

Investing activities

We used $22.1 million in investing activities during the first three months of 2020, which was comprised of $15.2 million for the purchase of investments, net of proceeds, $4.7 million for an equity investment in an unconsolidated affiliate, and $2.2 million for the purchase of property and equipment and intangible assets.

We used $110.8 million in investing activities during the first three months of 2019, which was comprised of $105.3 million for the purchase of investments and $5.4 million for the purchase of property and equipment and intangible assets.

Financing activities

Net cash used in financing activities was $5.2 million during the first three months of 2020. During the first three months of 2020, we paid income and payroll taxes of $5.2 million on behalf of employees who net-settled stock awards during the period, which was partially offset by proceeds from options exercised of less than $0.1 million.

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

Critical Accounting Estimates

We have identified the following accounting estimates as critical to our business operations and the understanding of our results of operations. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. While we do not believe that a change in these estimates is reasonably likely, there can be no assurance that our actual results will not differ from these estimates. The effect of these estimates on our business operations are discussed below.

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

For performance-based awards, stock-based compensation expense is recognized over the expected performance achievement period of individual performance goals when the achievement of each individual performance goal becomes probable. For performance-based awards with a vesting schedule based entirely on the attainment of both performance and market conditions, stock-based compensation expense is recognized over the longer of the expected achievement period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of achievement. The fair value of such awards is estimated on the grant date using Monte Carlo simulations. Refer to Note 10 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q.

We have granted a total of 14.6 million performance-based awards (options and restricted stock units) of which 12.2 million are outstanding as of March 31, 2020, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions, our future sales targets and operating performance and market capitalization. Compensation expense for performance awards will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of the fair value of the awards and timing of recognition of stock-based compensation and consequently, the related amount recognized in our condensed consolidated statements of operations and comprehensive income.

Allowance for Expected Credit Losses

We are exposed to the risk of credit losses primarily through sales of products and services. Our expected loss allowance for accounts receivable, notes receivable, and contract assets represents management’s best estimate and application of judgment considering a number of factors, including historical collection experience, published or estimated credit default rates for entities that represent our customer base, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible.

We review receivables for U.S. and international customers separately to better reflect different published credit default rates and economic and market conditions.

A majority of our customers are governmental agencies. Due to municipal government funding rules, certain of our contracts are subject to appropriation, termination for convenience, or similar cancellation clauses, which could allow our customers to cancel or not exercise options to renew contracts in the future. Economic slowdowns that negatively affect municipal tax collections and put pressure on law enforcement may increase this risk and negatively impact the realizability of our accounts and notes receivable and contract assets. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and recorded additional credit loss expense of approximately $0.9 million during the three months ended March 31, 2020.

Based on the balances of our financial instruments as of March 31, 2020, a hypothetical 25 percent increase in expected credit loss rates across all pools would result in a $0.7 million increase in the allowance for expected credit losses.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, and corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. Based on investment positions as of March 31, 2020, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $1.1 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Additionally, we have access to a $50.0 million line of credit borrowing facility which bears interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to EBITDA ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $2.7 million at March 31, 2020. At March 31, 2020, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $47.3 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The discussion under the headings Product Litigation, Other Litigation, and U.S. Federal Trade Commission Investigation in Note 12 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q is incorporated by reference herein.

Item 1A.    Risk Factors

Except as noted below, there are no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

The COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our operations and business.

In March 2020 the World Health Organization declared coronavirus (or “COVID-19”) a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. As an essential provider of products and services for law enforcement and other first responders, we remain focused on protecting the health and well-being of our employees while assuring the continuity of our business operations.

COVID-19-related risks that may affect our operations and financial results include, but are not limited to:

●	Manufacturing disruptions at our Scottsdale headquarters or at our suppliers;
●	A change in our classification as an essential business that impairs our ability to continue operating;
●	Economic slowdowns that negatively affect municipal tax collections and put pressure on law enforcement budgets that in turn increases the risk that our customers will be unable to appropriate funds for existing or future contracts with us; this could also affect customer demand and ability to pay, cause decreases in sales, and negatively impact the realizability of our accounts and notes receivable and contract assets;
●	Existing and potential increased costs relating to personal protective equipment, which we are sourcing for our employees and customers;
●	Costs incurred to shut down and decontaminate our facilities if the virus is detected;
●	Extended illness, incapacitation or death of key personnel or executives;
●	Ongoing governmental mandates to shutdown factories or limit travel and the movement of people;
●	Compounding risk from the potential for second and third wave infections around the world, including in the U.S.; and
●	Additional airline bankruptcies or further reduction in very limited global freight capacity that causes interruptions to our supply chain or extended supply chain.

These events have had and could continue to have an impact on our operations. If our backup and mitigation plans are not sufficient to minimize business disruption, our financial results could be adversely affected. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments that cannot be predicted. We are continuously monitoring our operations and intend to take appropriate actions to mitigate the risks arising from the COVID-19 pandemic, but there can be no assurances that we will be successful in doing so.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report for the quarter ended March 31, 2020, formatted in Inline XBRL

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	May 8, 2020
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2020	By:	/s/ JAWAD A. AHSAN
Chief Financial Officer
(Principal Financial and
Accounting Officer)