Form 10-Q
period 2020-06-30
AXON ENTERPRISE, INC.
filed 2020-08-07
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020 or
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

The number of shares of the registrant’s common stock outstanding as of July 31, 2020 was 63,475,579.

AXON ENTERPRISE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

Page
Special Note Regarding Forward-Looking Statements	ii

PART I - FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019	1
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Six Months Ended June 30, 2020 and 2019	2
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three Months and Six Months Ended June 30, 2020 and 2019	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Item 4. Controls and Procedures	43
PART II - OTHER INFORMATION	44
Item 1. Legal Proceedings	44
Item 1A. Risk Factors	44
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3. Defaults Upon Senior Securities	45
Item 4. Mine Safety Disclosures	45
Item 5. Other Information	45
Item 6. Exhibits	46
SIGNATURES	47

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AXON ENTERPRISE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$319,253	$172,250
Short-term investments	237,980	178,534
Accounts and notes receivable, net of allowance of $1,672 and $1,567 as of June 30, 2020 and December 31, 2019, respectively	154,253	146,878
Contract assets, net	50,799	38,102
Inventory	81,010	38,845
Prepaid expenses and other current assets	42,429	34,866
Total current assets	885,724	609,475
Property and equipment, net	45,386	43,770
Deferred tax assets, net	34,142	27,688
Intangible assets, net	11,146	12,771
Goodwill	24,905	25,013
Long-term investments	129,580	45,499
Long-term notes receivable, net of current portion	26,115	31,598
Long-term contract assets, net	12,108	9,644
Other assets	63,806	40,181
Total assets	$1,232,912	$845,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,105	$25,874
Accrued liabilities	64,467	45,001
Current portion of deferred revenue	129,518	117,864
Customer deposits	3,858	2,974
Other current liabilities	4,882	3,853
Total current liabilities	242,830	195,566
Deferred revenue, net of current portion	83,150	87,936
Liability for unrecognized tax benefits	4,445	3,832
Long-term deferred compensation	3,990	3,936
Deferred tax liability, net	447	354
Other long-term liabilities	28,237	10,520
Total liabilities	363,099	302,144
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 63,468,347 and 59,497,759 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	883,609	528,272
Treasury stock at cost, 20,220,227 shares as of June 30, 2020 and December 31, 2019	(155,947)	(155,947)
Retained earnings	144,940	172,265
Accumulated other comprehensive loss	(2,790)	(1,096)
Total stockholders’ equity	869,813	543,495
Total liabilities and stockholders’ equity	$1,232,912	$845,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales from products	$98,755	$80,391	$206,043	$168,480
Net sales from services	42,504	31,971	82,378	59,692
Net sales	141,259	112,362	288,421	228,172
Cost of product sales	43,825	38,220	92,709	77,820
Cost of service sales	9,257	8,582	18,927	15,875
Cost of sales	53,082	46,802	111,636	93,695
Gross margin	88,177	65,560	176,785	134,477
Operating expenses:
Sales, general and administrative	72,293	43,362	135,320	86,254
Research and development	29,560	23,493	55,941	46,847
Total operating expenses	101,853	66,855	191,261	133,101
Income (loss) from operations	(13,676)	(1,295)	(14,476)	1,376
Interest and other income, net	1,613	1,845	2,554	4,158
Income (loss) before provision for income taxes	(12,063)	550	(11,922)	5,534
Provision for (benefit from) income taxes	18,696	(188)	14,763	(1,623)
Net income (loss)	$(30,759)	$738	$(26,685)	$7,157
Net income (loss) per common and common equivalent shares:
Basic	$(0.51)	$0.01	$(0.44)	$0.12
Diluted	$(0.51)	$0.01	$(0.44)	$0.12
Weighted average number of common and common equivalent shares outstanding:
Basic	60,346	59,187	59,977	59,051
Diluted	60,346	60,000	59,977	59,876
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(30,759)	$738	$(26,685)	$7,157
Foreign currency translation adjustments	678	(108)	(1,694)	(58)
Comprehensive income (loss)	$(30,081)	$630	$(28,379)	$7,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2019	59,497,759	$1	$528,272	20,220,227	$(155,947)	$172,265	$(1,096)	$543,495
Cumulative effect of applying a change in accounting principle, net of tax	—	—	—	—	—	(640)	—	(640)
Issuance of common stock under employee plans, net	315,404	—	(5,162)	—	—	—	—	(5,162)
Stock-based compensation	—	—	20,195	—	—	—	—	20,195
Net income	—	—	—	—	—	4,074	—	4,074
Foreign currency translation adjustments	—	—	—	—	—	—	(2,372)	(2,372)
Balance, March 31, 2020	59,813,163	$1	$543,305	20,220,227	$(155,947)	$175,699	$(3,468)	$559,590
Issuance of common stock	3,450,000	—	306,779	—	—	—	—	306,779
Issuance of common stock under employee plans, net	134,571	—	(310)	—	—	—	—	(310)
Stock-based compensation	—	—	33,835	—	—	—	—	33,835
Issuance of common stock for business combination contingent consideration	70,613	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(30,759)	—	(30,759)
Foreign currency translation adjustments	—	—	—	—	—	—	678	678
Balance, June 30, 2020	63,468,347	$1	$883,609	20,220,227	$(155,947)	$144,940	$(2,790)	$869,813

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2018	58,810,637	$1	$453,400	20,220,227	$(155,947)	$171,383	$(1,513)	$467,324
Issuance of common stock under employee plans, net	298,649	—	(1,159)	—	—	—	—	(1,159)
Stock-based compensation	—	—	7,905	—	—	—	—	7,905
Net income	—	—	—	—	—	6,419	—	6,419
Foreign currency translation adjustments	—	—	—	—	—	—	50	50
Balance, March 31, 2019	59,109,286	$1	$460,146	20,220,227	$(155,947)	$177,802	$(1,463)	$480,539
Issuance of common stock under employee plans, net	71,832	—	(869)	—	—	—	—	(869)
Issuance of common stock for business combination contingent consideration	70,613	—	—	—	—	—	—	—
Stock-based compensation	—	—	8,627	—	—	—	—	8,627
Net income	—	—	—	—	—	738	—	738
Foreign currency translation adjustments	—	—	—	—	—	—	(108)	(108)
Balance, June 30, 2019	59,251,731	$1	$467,904	20,220,227	$(155,947)	$178,540	$(1,571)	$488,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(26,685)	$7,157
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,811	5,487
Loss on disposal and abandonment of intangible assets	113	18
Loss on disposal and impairment of property and equipment, net	1,305	1,563
Stock-based compensation	54,030	16,532
Deferred income taxes	(6,152)	(1,311)
Unrecognized tax benefits	612	613
Other noncash, net	2,596	1,822
Provision for expected credit losses	658	—
Change in assets and liabilities:
Accounts and notes receivable and contract assets	(9,375)	(11,006)
Inventory	(43,271)	(7,515)
Prepaid expenses and other assets	(8,551)	(5,761)
Accounts payable, accrued and other liabilities	16,708	(16,752)
Deferred revenue	5,224	6,577
Net cash used in operating activities	(6,977)	(2,576)
Cash flows from investing activities:
Purchases of investments	(292,597)	(141,992)
Proceeds from call / maturity of investments	158,670	25,319
Purchases of property and equipment	(7,551)	(7,861)
Proceeds from disposal of property and equipment	78	—
Purchases of intangible assets	(111)	(344)
Investment in unconsolidated affiliate	(4,700)	—
Net cash used in investing activities	(146,211)	(124,878)
Cash flows from financing activities:
Net proceeds from equity offering	306,779	—
Proceeds from options exercised	295	104
Income and payroll tax payments for net-settled stock awards	(5,767)	(2,132)
Net cash provided by (used in) financing activities	301,307	(2,028)
Effect of exchange rate changes on cash and cash equivalents	(1,115)	(252)
Net increase (decrease) in cash and cash equivalents	147,004	(129,734)
Cash and cash equivalents and restricted cash, beginning of period	172,355	351,027
Cash and cash equivalents and restricted cash, end of period	$319,359	$221,293

Supplemental disclosures:
Cash and cash equivalents	$319,253	$219,720
Restricted cash (Note 1)	106	1,573
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$319,359	$221,293

Cash paid for income taxes, net of refunds	$6,327	$1,331

Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$430	$91
Investment purchases in accounts payable, net	$10,400	$—

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

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2019, as filed on Form 10-K, with the exception of our adoption of certain accounting pronouncements which we describe below. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2019. The results of operations for the three months and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

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

Geographic Information and Major Customers / Suppliers

For the three and six months ended June 30, 2020 and 2019, no individual country outside the U.S. represented more than 10% of total net sales. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of our customers. For the three and six months ended June 30, 2020 and 2019, no customer represented more than 10% of total net sales. At June 30, 2020 and December 31, 2019, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets.

We currently purchase both off the shelf and custom components, including, but not limited to, finished circuit boards, injection-molded plastic components, small machined parts, custom cartridge components, electronic components, and off the shelf sub-assemblies from suppliers located in the U.S., Canada, China, Israel, Mexico, Republic of Korea, Sri Lanka, and Taiwan. Although we currently obtain many of these components from single source suppliers, we own the injection molded component tooling, most of the designs, and the test fixtures used in their production for all custom components. As a result, we believe we could obtain alternative suppliers in most cases without incurring significant production delays. We also strategically hold safety stock levels on custom components to further reduce this risk. For off the shelf components, we believe that in most cases there are readily available alternative suppliers who can consistently meet our needs for these components. We acquire most of our components on a purchase order basis and do not have any significant long-term contracts with component suppliers.

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator for basic and diluted earnings per share:
Net income (loss)	$(30,759)	$738	$(26,685)	$7,157
Denominator:
Weighted average shares outstanding	60,346	59,187	59,977	59,051
Dilutive effect of stock-based awards	—	813	—	825
Diluted weighted average shares outstanding	60,346	60,000	59,977	59,876
Anti-dilutive stock-based awards excluded	12,773	12,056	12,866	12,111
Net income (loss) per common share:
Basic	$(0.51)	$0.01	$(0.44)	$0.12
Diluted	$(0.51)	$0.01	$(0.44)	$0.12

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

Changes in our estimated product warranty liabilities were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Balance, beginning of period	$1,476	$898
Utilization of reserve	(350)	(250)
Warranty expense (benefit)	(114)	634
Balance, end of period	$1,012	$1,282

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We have cash equivalents and investments, which at June 30, 2020 and December 31, 2019 were comprised of money market funds, certificates of deposit, commercial paper, corporate bonds, corporate notes, municipal bonds, U.S. Government agency bonds, U.S. Treasury bills, U.S. Treasury inflation-protected securities, and U.S. Treasury repurchase agreements. See additional disclosure regarding the fair value of our cash equivalents and investments in Note 3. Included in the balance of other assets as of June 30, 2020 and December 31, 2019 was $4.0 million and $4.2 million, respectively, related to corporate-owned life insurance policies which are used to fund our deferred compensation plan. We determine the fair value of insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique. In March 2020, we made an investment of $4.7 million in preferred stock and recorded preferred stock warrants at a fair value of $2.6 million, which is also included in the balance of other assets as of June 30, 2020. The estimated fair value of the investments was determined based on Level 3 inputs. As of June 30, 2020, management estimated that the fair value of the investment equaled its carrying value.

Our financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.

Restricted Cash

Restricted cash balances as of June 30, 2020 and December 31, 2019 included $0.1 million primarily related to funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. Approximately half of the balance was included in prepaid expenses and other current assets on our condensed consolidated balance sheets, with the remainder included in other assets.

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Revenues

Nature of Products and Services

The following tables present our revenues by primary product and service offering (in thousands):

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER 7	$11,588	$—	$11,588	$9,298	$—	$9,298
TASER X26P	9,511	—	9,511	10,382	—	10,382
TASER X2	16,832	—	16,832	14,087	—	14,087
TASER Pulse	2,193	—	2,193	1,118	—	1,118
Cartridges	23,772	—	23,772	19,293	—	19,293
Axon Body	—	11,844	11,844	—	5,612	5,612
Axon Flex	—	680	680	—	1,623	1,623
Axon Fleet	—	4,098	4,098	—	3,120	3,120
Axon Dock	—	4,055	4,055	—	2,731	2,731
Axon Evidence and cloud services	586	41,891	42,477	109	31,821	31,930
TASER Cam	—	512	512	—	1,044	1,044
Extended warranties	5,098	5,735	10,833	4,482	4,420	8,902
Other	910	1,954	2,864	1,803	1,419	3,222
Total	$70,490	$70,769	$141,259	$60,572	$51,790	$112,362

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER 7	$26,914	$—	$26,914	$19,252	$—	$19,252
TASER X26P	20,572	—	20,572	26,254	—	26,254
TASER X2	30,907	—	30,907	27,172	—	27,172
TASER Pulse	3,393	—	3,393	1,788	—	1,788
Cartridges	50,397	—	50,397	38,453	—	38,453
Axon Body	—	24,667	24,667	—	12,057	12,057
Axon Flex	—	1,863	1,863	—	2,847	2,847
Axon Fleet	—	8,873	8,873	—	6,636	6,636
Axon Dock	—	9,006	9,006	—	6,043	6,043
Axon Evidence and cloud services	1,084	81,045	82,129	145	59,439	59,584
TASER Cam	—	1,439	1,439	—	1,947	1,947
Extended warranties	10,075	11,193	21,268	8,798	9,350	18,148
Other	3,043	3,950	6,993	4,101	3,890	7,991
Total	$146,385	$142,036	$288,421	$125,963	$102,209	$228,172

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
United States	$107,547	76%	$93,594	83%	$225,010	78%	$187,927	82%
Other countries	33,712	24	18,768	17	63,411	22	40,245	18
Total	$141,259	100%	$112,362	100%	$288,421	100%	$228,172	100%

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contract Balances

The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the six months ended June 30, 2020 (in thousands):

June 30, 2020
Contract assets, net	$62,907
Contract liabilities (deferred revenue)	212,668
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	86,655

Contract liabilities (deferred revenue) consisted of the following (in thousands):

	June 30, 2020			December 31, 2019
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER	$13,162	$14,638	$27,800	$12,716	$16,378	$29,094
Software and Sensors	11,860	4,021	15,881	9,852	5,156	15,008
	25,022	18,659	43,681	22,568	21,534	44,102
Hardware:
TASER	12,626	13,110	25,736	9,569	15,468	25,037
Software and Sensors	20,542	37,585	58,127	22,235	33,759	55,994
	33,168	50,695	83,863	31,804	49,227	81,031
Services:
TASER	528	921	1,449	293	765	1,058
Software and Sensors	70,800	12,875	83,675	63,199	16,410	79,609
	71,328	13,796	85,124	63,492	17,175	80,667
Total	$129,518	$83,150	$212,668	$117,864	$87,936	$205,800

	June 30, 2020			December 31, 2019
	Current	Long-Term	Total	Current	Long-Term	Total
TASER	$26,316	$28,669	$54,985	$22,578	$32,611	$55,189
Software and Sensors	103,202	54,481	157,683	95,286	55,325	150,611
Total	$129,518	$83,150	$212,668	$117,864	$87,936	$205,800

Remaining Performance Obligations

As of June 30, 2020, we had approximately $1.34 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606 as of June 30, 2020. We expect to recognize between 20% - 25% of this balance over the next twelve months, and generally expect the remainder to be recognized over the following five to seven years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Cash, Cash Equivalents and Investments

The following tables summarize our cash, cash equivalents, and held-to-maturity investments at June 30, 2020 and December 31, 2019 (in thousands):

	As of June 30, 2020
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized		Cash	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments
Cash	$141,191	$—	$—	$141,191	$141,191	$—	$—

Level 1:
Money market funds	92,773	—	—	92,773	92,773	—	—
Agency bonds	78,965	97	(6)	79,056	—	14,924	64,041
Treasury bills	32,093	1	—	32,094	7,999	24,094	—
Subtotal	203,831	98	(6)	203,923	100,772	39,018	64,041

Level 2:
State and municipal obligations	55,436	71	(14)	55,493	6,502	40,892	8,042
Certificates of deposit	1,900	—	—	1,900	—	1,400	500
Corporate bonds	196,247	515	(113)	196,649	9,102	130,117	57,028
U.S. Treasury repurchase agreements	55,500	—	—	55,500	55,500	—	—
Treasury inflation-protected securities	3,232	29	—	3,261	—	3,232	—
Commercial paper	29,616	—	—	29,616	6,197	23,419	—
Subtotal	341,931	615	(127)	342,419	77,301	199,060	65,570
Total	$686,953	$713	$(133)	$687,533	$319,264	$238,078	$129,611

As of June 30, 2020, the balances reflected above were offset by a net payable of $10.4 million related to unsettled investment purchases, which was settled in early July. We believe unrealized losses on our investments are due to interest rate fluctuations.

We adopted Topic 326 on January 1, 2020, and applied the credit loss guidance related to held-to-maturity securities prospectively. Because we do not have any history of losses for our held-to-maturity investments, our expected loss allowance methodology for held-to-maturity investments is developed using published or estimated credit default rates for similar investments and current and future economic and market conditions. At both January 1 and June 30, 2020, our credit loss reserve for held-to-maturity investments was approximately $0.1 million. During the three and six months ended June 30, 2020, we increased the frequency of review for our investment portfolio in order to more closely monitor potential impacts of the novel coronavirus ("COVID-19”) pandemic.

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

We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and recorded additional credit loss expense of approximately $0.8 million during the six months ended June 30, 2020.

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a roll-forward of the allowance for expected credit losses that is deducted from the amortized cost basis of accounts receivable, notes receivable, and contract assets to present the net amount expected to be collected (in thousands):

	Six Months Ended June 30, 2020
	United States	Other countries	Total
Balance, beginning of period	$1,395	$172	$1,567
Adoption of Topic 326, cumulative-effect adjustment to retained earnings	767	1	768
Provision for expected credit losses	472	78	550
Amounts written off charged against the allowance	(56)	(2)	(58)
Other, including dispositions and foreign currency translation	-	(12)	(12)
Balance, end of period	$2,578	$237	$2,815

As of June  30, 2020, the allowance for expected credit losses for each type of customer receivable was as follows:

June 30,
2020
Accounts receivable and notes receivable, current	$1,672
Contract assets, net	608
Long-term notes receivable, net of current portion	535
Total allowance for expected credit losses on customer receivables	$2,815

5. Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method and includes allocations of manufacturing labor and overhead. Included in finished goods at June 30, 2020 and December 31, 2019 was $1.6 million and $1.4 million, respectively, of trial and evaluation hardware units. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventory consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$35,695	$20,789
Finished goods	45,315	18,056
Total inventory	$81,010	$38,845

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2020 were as follows (in thousands):

		Software and
	TASER	Sensors	Total
Balance, beginning of period	$1,354	$23,659	$25,013
Foreign currency translation adjustments	(54)	(54)	(108)
Balance, end of period	$1,300	$23,605	$24,905

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible assets (other than goodwill) consisted of the following (in thousands):

		June 30, 2020			December 31, 2019
		Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable (definite-lived) intangible assets:
Domain names	5‑10 years	$3,161	$(1,187)	$1,974	$3,161	$(1,035)	$2,126
Issued patents	5‑25 years	3,142	(1,453)	1,689	3,271	(1,339)	1,932
Issued trademarks	3‑15 years	1,164	(551)	613	1,166	(678)	488
Customer relationships	4‑8 years	3,672	(1,635)	2,037	3,721	(1,416)	2,305
Non-compete agreements	3‑4 years	448	(411)	37	450	(404)	46
Developed technology	3‑5 years	10,660	(7,621)	3,039	10,660	(6,528)	4,132
Re-acquired distribution rights	2 years	1,966	(1,966)	—	2,009	(2,009)	—
Total amortizable		24,213	(14,824)	9,389	24,438	(13,409)	11,029
Non-amortizable (indefinite-lived) intangible assets:
TASER trademark		900		900	900		900
Patents and trademarks pending		857		857	842		842
Total non-amortizable		1,757		1,757	1,742		1,742
Total intangible assets		$25,970	$(14,824)	$11,146	$26,180	$(13,409)	$12,771

Amortization expense of intangible assets for the three and six months ended June 30, 2020 was $0.8 million and $1.7 million, respectively. Amortization expense of intangible assets for the three and six months ended June 30, 2019 was $0.9 million and $1.9 million, respectively. Estimated amortization for intangible assets with definite lives for the remaining six months of 2020, the next five years ended December 31, and thereafter, is as follows (in thousands):

2020 remaining	$1,655
2021	2,864
2022	1,264
2023	971
2024	891
2025	623
Thereafter	1,121
Total	$9,389

7. Other Long-Term Assets

Other long-term assets consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Cash surrender value of corporate-owned life insurance policies	$4,016	$4,214
Deferred commissions (1)	23,450	22,068
Restricted cash	56	56
Operating lease assets	23,661	9,653
Investment in unconsolidated affiliate (2)	4,700	—
Warrants for unconsolidated affiliate (3)	2,588	—
Prepaid expenses, deposits and other	5,335	4,190
Total other long-term assets	$63,806	$40,181

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)	Represents the incremental costs of obtaining contracts with customers, which consist primarily of sales commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contracts and amortized consistent with the recognition timing of the revenue for the underlying performance obligations.
(2)	In March 2020, we made an investment in and entered into a commercial partnership agreement with Flock Group Inc., a provider of advanced security for neighborhoods and law enforcement. Our $4.7 million investment resulted in our ownership of approximately 5% of the outstanding equity interests of this company. We account for this investment under the ASC 321 measurement alternative for equity securities without readily determinable fair values, as there are no quoted market prices for the investment. The investment is measured at cost less impairment, adjusted for observable price changes and is assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of June 30, 2020, no impairment was recorded for the investment.
(3)	In conjunction with the equity investment in and commercial partnership with Flock Group, Inc., we have the ability to commit additional capital over time through warrants where the exercisability and exercise prices are conditional on the achievement of certain partnership performance metrics. The fair value of the preferred stock warrants was estimated at $2.6 million using Monte Carlo simulation.

8. Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Accrued salaries, benefits and bonus	$18,601	$24,737
Accrued professional, consulting and lobbying fees	4,384	3,235
Accrued warranty expense	1,012	1,476
Accrued income and other taxes	17,296	3,362
Other accrued expenses	23,174	12,191
Accrued liabilities	$64,467	$45,001

9. Income Taxes

We file income tax returns for federal purposes and in many states, as well as in multiple foreign jurisdictions. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time, generally three to four years, following the tax year to which these filings relate. In July 2020, we received notification from the Internal Revenue Service that the audit of  our U.S. federal income tax return for fiscal year 2016 was completed. During the second quarter we began an audit with the State of California for our fiscal year 2016 and 2017 state tax returns, which is currently ongoing. Additionally, we have been notified that an audit will commence for Axon Public Safety Southeast Asia LLC, our entity in Vietnam. The tax period has not yet been defined.

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. We are continuing to evaluate the implications of the CARES Act, but its impact on our financial statements and related disclosures is not expected to be material.

In April 2020, recent interpretations of a German law relating to withholding taxes on intellectual property rights emerged.  We have evaluated this law and do not expect a material impact to our financial position or results of operations.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Tax Assets

Net deferred income tax assets at June 30, 2020, primarily include R&D tax credits, stock-based compensation expense, deferred revenue, accruals and reserves, and net operating losses, partially offset by accelerated depreciation expense and valuation allowance reserve. Our total net deferred tax assets at June 30, 2020 were $33.7 million.

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

As of June 30, 2020, we continue to demonstrate three-year cumulative pre-tax income in the U.S. federal and state tax jurisdictions; however, we have Arizona R&D Tax Credits expiring unutilized each year. Therefore, management has concluded that it is more likely than not that our Arizona R&D deferred tax asset will not be realized.

As of June 30, 2020, we have cumulative pre-tax losses in the U.K. and Canada, which limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded for these jurisdictions. The amount of the deferred tax asset considered realizable, however, could be adjusted in future periods if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

In Australia, we have determined that sufficient deferred tax liabilities will reverse in order to realize all assets except one long-lived intangible where there is not an expectation that the asset may be realized. Therefore, we have recorded a partial valuation allowance for Australia.

We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal, Arizona, and California income tax purposes. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $6.9 million as of June 30, 2020. Should the unrecognized benefit of $6.9 million be recognized, our effective tax rate would be favorably impacted. Approximately $2.7 million of the unrecognized tax benefit associated with R&D credits has been netted against the R&D deferred tax asset.

Effective Tax Rate

Our overall effective tax rate for the six months ended June 30, 2020, after discrete period adjustments, was  (123.8%). Before discrete adjustments, the tax rate was (173.8%), which differs from the federal statutory rate, primarily due to the impact of the executive compensation limitation under Internal Revenue Code ("IRC") Section 162(m) on a projected pre-tax loss for the year. The effective tax rate was favorably impacted by a $5.9 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for restricted stock units (“RSUs”) that vested or stock options that were exercised during the six months ended June 30, 2020.

10. Stockholders’ Equity

Follow-on offering

In June 2020, we sold 3,450,000 shares of our common stock, which included 450,000 shares pursuant to the full exercise of the underwriters' option to purchase additional shares, in an underwritten public offering at a price of $92.00 per

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

share, which resulted in gross proceeds of $317.4 million. Net proceeds to us after deducting fees, commissions, and other expenses related to the offering were $306.8 million.

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

Eight Separate Adjusted EBITDA (CEO
Eight Separate Revenue Goals (1)	Performance Award) Goals
(in thousands)	(in thousands)
Goal #1, $710,058	Goal #9, $125,000
Goal #2, $860,058	Goal #10, $155,000
Goal #3, $1,010,058	Goal #11, $175,000
Goal #4, $1,210,058	Goal #12, $190,000
Goal #5, $1,410,058	Goal #13, $200,000
Goal #6, $1,610,058	Goal #14, $210,000
Goal #7, $1,810,058	Goal #15, $220,000
Goal #8, $2,010,058	Goal #16, $230,000
(1)	In connection with the business acquisition that was completed during the three months ended June 30, 2018, the revenue goals were adjusted for the acquiree’s Target Revenue, as defined in the CEO Performance Award agreement.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2020, the following operational goals were considered probable of achievement:

●	Total revenue of $710.1 million, $860.1 million, and $1,010.1 million; and
●	Adjusted EBITDA (CEO Performance Award) of $125.0 million, $155.0 million, $175.0 million, $190.0 million, $200.0 million, $210.0 million, $220.0 million, and $230.0 million.

The first three market capitalization goals have been achieved as of June 30, 2020. However, none of the stock options granted under the CEO Performance Award have vested thus far as the operational goals have not yet been achieved as of June 30, 2020. As there are eleven operational goals considered probable of achievement, we recorded stock-based compensation expense of $60.5 million related to the CEO Performance Award from the Grant Date through June 30, 2020. The number of stock options that would vest related to the eleven tranches is approximately 5.8 million shares.

As of June 30, 2020, we had $167.9 million of total unrecognized stock-based compensation expense for the performance goals that were considered probable of achievement, which will be recognized over a weighted-average period of 5.31 years. As of June 30, 2020, we had unrecognized stock-based compensation expense of $17.6 million for the performance goals that were considered not probable of achievement.

eXponential Stock Performance Plan

On February 12, 2019, our shareholders approved the 2019 Stock Incentive Plan (the “2019 Plan”), which was adopted by the Board of Directors to reserve a sufficient number of shares to facilitate our eXponential Stock Performance Plan (“XSPP”) and grants of eXponential Stock Units (“XSUs”) under the plan. Initial awards under the plan were granted in January 2019, with additional employee awards granted since that date. During the three and six months ended June 30, 2020, we granted an additional 0.1 million and 0.2 million XSUs, respectively.

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

The XSPP contains an anti-dilution provision incorporated into the plan based on shareholder feedback, which affects the calculation of the market capitalization goals in the plan. The plan defines a maximum number of shares outstanding that may be used in the calculation of the market capitalization goals (the “XSU Maximum”). If the actual number of shares outstanding exceeds the XSU Maximum guardrail, then the lower pre-defined number of shares in the XSU Maximum, rather than the higher actual number of shares outstanding, is used to calculate market capitalization for the determination of the market capitalization goals in the XSPP, which, together with the operational goals, determines whether XSUs vest for participating employees.

The XSU Maximum is defined as the actual number of shares outstanding on the original XSU grant date of January 2, 2019, increased by a 3% annual rate over the term of the XSPP and by shares issued upon the exercise of CEO Performance Award options. The XSU Maximum is also adjusted for acquisitions, spin-offs or other changes in the number of outstanding shares of common stock, if such changes have a corresponding adjustment on the market capitalization goals.

New shares issued for any other reasons, including shares issued upon vesting of XSUs, RSUs, and PSUs as well as shares issued to raise capital through equity issuances or in other transactions, do not increase the XSU Maximum.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The market capitalization and operational goals are identical to the CEO Performance Award, but a different number of shares is used to calculate the market capitalization goals if shares outstanding exceed the XSU Maximum. Additionally, because the grant date is different than that of the CEO Performance Award, the measurement period for market capitalization is not identical.

As of June 30, 2020, actual shares outstanding exceeded the XSU Maximum as a result of the common stock offering completed in June 2020. Accordingly, market capitalization as calculated for the purposes of achieving additional goals uses the lower XSU Maximum share amount rather than actual shares outstanding. The first three market capitalization goals have been achieved as of June 30, 2020. However, none of the XSU tranches have vested thus far as the operational goals have not yet been achieved as of June 30, 2020. As there are eleven operational goals considered probable of achievement, we recorded stock-based compensation expense of $33.8 million related to the XSU awards from their respective grant dates through June 30, 2020. The number of XSU awards that would vest related to the eleven tranches is approximately 5.0 million shares.

As of June 30, 2020, we had $148.1 million of total unrecognized stock-based compensation expense for the performance goals that were considered probable of achievement, which will be recognized over a weighted-average period of 5.12 years. As of June 30, 2020, we had unrecognized stock-based compensation expense of $11.4 million for the performance goals that were considered not probable of achievement.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2020 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	1,249	$45.47
Granted	189	74.44
Released	(303)	36.90
Forfeited	(68)	46.85
Units outstanding, end of period	1,067	52.93	$104,743

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $98.13 per share, multiplied by the number of RSUs outstanding. As of June 30, 2020, there was $42.4 million in unrecognized compensation costs related to RSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 2.04 years. RSUs are released when vesting requirements are met.

Certain RSUs that vested in the six months ended June 30, 2020 were net-share settled such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to RSUs were approximately 0.1 million and had a value of $4.6 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Performance Stock Units

The following table summarizes Performance Stock Units (“PSUs”) activity, inclusive of XSUs, for the six months ended June 30, 2020 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	6,033	$34.47
Granted	229	49.90
Released	(158)	24.88
Forfeited	(303)	36.10
Units outstanding, end of period	5,801	35.26	$569,207

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $98.13 per share, multiplied by the number of PSUs outstanding. As of June 30, 2020, there was $152.6 million in unrecognized compensation costs related to PSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the PSUs over a weighted average period of 5.03 years. PSUs are released when vesting requirements are met.

As of June 30, 2020, the performance criteria had been met for approximately 0.1 million of the 5.8 million PSUs outstanding. Certain of the PSUs outstanding as of June 30, 2020 can vest with a range of shares earned being between 0% and 200% of the targeted shares granted, depending on the final achievement of pre-determined performance criteria as of the vesting date. The amount of PSUs included in the table above related to such grants is the target level. The maximum additional number of PSUs that could be earned is 0.2 million, which are not included in the table above.

Certain PSUs that vested in the six months ended June 30, 2020 were net-share settled such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to PSUs were approximately 16 thousand and had a value of $1.2 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2020 (number of units and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual	Aggregate
	Options	Price	Life (years)	Intrinsic Value
Options outstanding, beginning of year	6,431	$28.34
Granted	—	—
Exercised	(65)	4.52
Expired / terminated	—	—
Options outstanding, end of period	6,366	28.58	7.66	$442,748
Options exercisable, end of period	1	4.70	0.51	3

Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock of $98.13 on June 30, 2020. The intrinsic value of options exercised for the six months ended June 30, 2020 and 2019 was $5.1 million and $1.1 million, respectively. As of June

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

30, 2020, total options outstanding included 6.4 million unvested performance-based stock options. Of this total, 5.8 million options relate to tranches of the CEO Performance Award considered probable of achievement.

Stock-based Compensation Expense

The following table summarizes the composition of stock-based compensation expense for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of products sold and services delivered	$836	$237	$1,426	$463
Sales, general and administrative expenses	26,766	4,941	41,736	9,622
Research and development expenses	6,233	3,449	10,868	6,447
Total stock-based compensation expense	$33,835	$8,627	$54,030	$16,532

Stock Incentive Plan

In February 2019, our shareholders approved the 2019 Plan authorizing an additional 6.0 million shares, plus remaining available shares under prior plans, for issuance under the new plan. Combined with the legacy stock incentive plans, there are 2.0 million shares available for grant as of June 30, 2020.

Stock Repurchase Plan

In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. During the six months ended June 30, 2020 and 2019, no common shares were purchased under the program. As of June 30, 2020, $16.3 million remains available under the plan for future purchases. Any future purchases will be discretionary.

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

At June 30, 2020 and December 31, 2019, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of June 30, 2020, we had letters of credit outstanding of approximately $6.1 million under the facility and available borrowing of $43.9 million, excluding amounts available under the accordion feature. Advances under the line of credit bear interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.

We are required to comply with a maximum funded debt to EBITDA ratio of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At June 30, 2020, our funded debt to EBITDA ratio was 0.0001 to 1.00.

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

Other Litigation

We are a defendant in a consumer class action lawsuit filed in the District of Nevada on April 9, 2019 by Douglas Richey (“Richey”). The case alleges the TASER Pulse, X2 and X26P CEDs have a faulty safety switch based on Richey’s Pulse allegedly discharging inside its neoprene case in a jacket pocket without injury. Any such discharge was likely due to static electricity, as disclosed in our consumer warnings. The nationwide class allegations have been withdrawn and any applicable class is limited to California purchasers. We are vigorously defending this suit and the propriety of any class certification.

The litigation information in this note is current through the date of these financial statements.

U.S. Federal Trade Commission Litigation

The U.S. Federal Trade Commission (“FTC”) filed an enforcement action on January 3, 2020 regarding Axon’s May 2018 acquisition of Vievu LLC from Safariland LLC. The FTC alleges the merger was anticompetitive and adversely affected the body worn camera (“BWC”) and digital evidence management systems (“DEMS”) market for “large metropolitan police departments.” The stay of the administrative proceedings due to the COVID-19 pandemic lifted July 7 and discovery is underway.  The hearing has been reset for October 13, 2020. If successful, the FTC may require us to divest Vievu and other assets or take other remedial measures, any of which could be material to Axon. We are vigorously defending the matter. At this time, we cannot predict the eventual scope, duration, or outcome of this request and accordingly we have not recorded any liability in the accompanying condensed consolidated financial statements.

Also, on January 3, 2020, we sued the FTC in the U.S. District of Arizona for declaratory and injunctive relief alleging the FTC’s structure and administrative processes violate Article II of the U.S. Constitution and our Fifth Amendment rights to due process and equal protection. On April 8, 2020, the district court dismissed the action, without prejudice, for lack of jurisdiction, requiring Axon to first bring its constitutional claims in the administrative case. Axon has appealed that ruling to the Ninth Circuit (No. 20-15662), which granted expedited consideration and heard oral argument on July 17.  The matter is now under advisement.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In parallel to these matters, we are evaluating strategic alternatives to litigation, which we might pursue if determined to be in the best interests of shareholders and customers. This could include a divestiture of the Vievu entity and/or related assets and the licensure of certain intellectual and other intangible property. While we continue to believe the acquisition of Vievu in 2018 was lawful and a benefit to Vievu's customers, the cost, risk and distraction of protracted litigation merit consideration of settlement if achievable on terms agreeable to the FTC and us.

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

Based on our assessment of outstanding litigation and claims as of June 30, 2020, we have determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

Off-Balance Sheet Arrangements

Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At June 30, 2020, we had outstanding letters of credit of $6.1 million that are expected to expire in June 2021 and September 2021. We also had outstanding letters of credit and bank guarantees of $1.9 million that do not draw against our credit facility. The outstanding letters of credit are expected to expire in June 2021. Additionally, we had $24.0 million of outstanding surety bonds at June 30, 2020, with $0.5 million expiring in 2020, $2.3 million expiring in 2021, $3.2 million expiring in 2022, $7.5 million expiring in 2023 and the remaining $10.5 million expiring in 2024.

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

Our matching contributions for all defined contribution plans were $1.3 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively and $2.8 million and $2.5 million for the six months ended June 30, 2020 and 2019, respectively.

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

Information relative to our reportable segments was as follows (in thousands):

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
Net sales from products	$69,877	$28,878	$98,755	$60,423	$19,968	$80,391
Net sales from services	613	41,891	42,504	149	31,822	31,971
Net sales	70,490	70,769	141,259	60,572	51,790	112,362
Cost of product sales	27,242	16,583	43,825	24,262	13,958	38,220
Cost of service sales	—	9,257	9,257	—	8,582	8,582
Cost of sales	27,242	25,840	53,082	24,262	22,540	46,802
Gross margin	$43,248	$44,929	$88,177	$36,310	$29,250	$65,560

Research and development	$3,762	$25,798	$29,560	$3,087	$20,406	$23,493

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
Net sales from products	$145,052	60,991	$206,043	$125,724	$42,756	$168,480
Net sales from services	1,333	81,045	82,378	239	59,453	59,692
Net sales	146,385	142,036	288,421	125,963	102,209	228,172
Cost of product sales	57,490	35,219	92,709	47,540	30,280	77,820
Cost of service sales	—	18,927	18,927	—	15,875	15,875
Cost of sales	57,490	54,146	111,636	47,540	46,155	93,695
Gross margin	$88,895	$87,890	$176,785	$78,423	$56,054	$134,477

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Research and development	$6,794	$49,147	$55,941	$6,799	$40,048	$46,847

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of June 30, 2020, and results of operations for the three and six months ended June 30, 2020 and 2019, should be read in conjunction with the condensed consolidated financial statements and related notes included in this Report on Form 10-Q and the audited consolidated financial statements in our 2019 Annual Report on Form 10-K filed with the SEC on February 28, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2019 Annual Report on Form 10-K. See also "Special Note Regarding Forward-Looking Statements" on page ii of this Report on Form 10-Q.

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

Our revenues for the three months ended June 30, 2020 were $141.3 million, an increase of $28.9 million, or 25.7%, from the comparable period in the prior year. We had a loss from operations of $13.7 million compared to $1.3 million for the same period in the prior year. Gross margin improved compared to the three months ended June 30, 2019 as a result of product mix, with improvement partially offset by additional expenses related to the COVID-19 pandemic. Increased operating expenses to support continued and future growth also contributed to the decline in operating results. Expenses for the quarter ended June 30, 2020 also reflected an increase of $24.1 million in stock-based compensation expense related to the CEO Performance Award and XSPP. An increase in litigation costs and in charitable contributions also contributed to the higher selling, general and administrative expense. For the three months ended June 30, 2020, we recorded a net loss of $30.8 million, which reflected income tax expense of $18.7 million, compared to net income of $0.7 million for the comparable period in the prior year.

Our revenues for the six months ended June 30, 2020 were $288.4 million, an increase of $60.2 million, or 26.4%, from the comparable period in the prior year. We had a loss from operations of $14.5 million compared to income from operations of $1.4 million for the same period in the prior year. Gross margin improved compared to the six months ended June 30, 2019 as a result of product mix, with improvement partially offset by additional expenses related to the COVID-19 pandemic. Increased operating expenses to support continued and future growth also contributed to the decline in operating results. Expenses for the six months ended June 30, 2020 also reflected an increase of $52.1 million in stock-based compensation expense related to the CEO Performance Award and XSPP. An increase in litigation costs also contributed to the higher selling, general and administrative expense. For the six months ended June 30, 2020, we recorded a net loss of $26.7 million, which reflected income tax expense of $14.8 million, compared to net income of $7.2 million for the comparable period in the prior year.

COVID-19

In late 2019, COVID-19 was first detected in Wuhan, China. In March 2020 the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread throughout the United States and world, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. As an essential provider of products and services for law enforcement and other first responders, we remain focused on protecting the health and wellbeing of our employees while assuring the continuity of our business operations.

In response to the pandemic, Axon has taken a number of actions:

Customer support:

●	Free access to Axon Citizen cloud software to all public law enforcement agencies for the remainder of 2020 to enable social distancing;
●	A partnership with the National Police Foundation to provide personal protective equipment (“PPE”) for first responders;
●	An online support center for our customers, www.axon.com/covid-19-support-center; and
●	Our annual Axon Accelerate user conference will be held virtually in late August.

Employee safety and manufacturing:

●	Curbed all non-essential travel at the beginning of March;
●	We continue to allow for a remote work model for office staff, with medical screening for any employees who do work in our offices; and
●	Mitigating contamination risk in our facilities through staggered shifts, the use of PPE, increased distancing, cleaning standards that exceed CDC guidance, access to an onsite registered nurse, and paying or subsidizing certain high-risk employees while they stay at home.

Supply chain:

●	We previously took steps to diversify our supply chain and global manufacturing footprint, which have positioned us well to manage through the pandemic. Thus far, we have been able to produce and ship our critical core products with little to no interruption.
●	We have proactively built up a safety stock of inventory to help meet strong product demand while also preparing us to stagger factory work schedules.
●	We are continuously monitoring our supply chain to manage through potential impacts, finding alternate sources when available or working with foreign regulators to ensure that our suppliers can provide parts.

Shareholder engagement:

●	We have pivoted our shareholder engagement to a virtual format.
o	Our annual meeting was held virtually on May 29, 2020;
o	We completed a follow-on equity offering in June 2020 for which all related marketing was conducted virtually; and
o	We will continue to participate in several upcoming investor conferences utilizing video conferencing. All investor materials and events are available at investor.axon.com.

We are in a strong liquidity position, with substantial cash and investments on hand, which are discussed in more detail under Liquidity and Capital Resources. We believe that our existing liquidity and other sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions and other liquidity requirements through at least the next 12 months. Our expenses for the three months and six months ended June 30, 2020 increased by approximately $2.5 million and $3.7 million, respectively, for costs related to the pandemic. We expect ongoing increased costs related to the mitigation of contamination risk at our facilities. We expect these incremental costs will continue to be partially offset by savings on travel and events and other cost-savings measures.

We have elected to participate in the social security deferral program offered under the Coronavirus Aid, Relief, and Economic Security Act, whereby we can defer payment of the employer portion of all social security taxes that would otherwise be payable from March 27, 2020 through December 31, 2020. Payment of the deferred amount is due 50% on December 31, 2021 and 50% on December 31, 2022.

Results of Operations

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended June 30,
	2020		2019
Net sales from products	$98,755	69.9%	$80,391	71.5%
Net sales from services	42,504	30.1	31,971	28.5
Net sales	141,259	100.0	112,362	100.0
Cost of product sales	43,825	31.0	38,220	34.0
Cost of service sales	9,257	6.6	8,582	7.6
Cost of sales	53,082	37.6	46,802	41.6
Gross margin	88,177	62.4	65,560	58.4
Operating expenses:
Sales, general and administrative	72,293	51.2	43,362	38.6
Research and development	29,560	20.9	23,493	20.9
Total operating expenses	101,853	72.1	66,855	59.5
Loss from operations	(13,676)	(9.7)	(1,295)	(1.1)
Interest and other income, net	1,613	1.1	1,845	1.6
Income (loss) before provision for income taxes	(12,063)	(8.6)	550	0.5
Provision for (benefit from) income taxes	18,696	13.2	(188)	(0.2)
Net income (loss)	$(30,759)	(21.8)%	$738	0.7%

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended June 30,
	2020		2019
United States	$107,547	76%	$93,594	83%
Other countries	33,712	24	18,768	17
Total	$141,259	100%	$112,362	100%

International revenue increased compared to the prior year comparable period, driven primarily by increased sales in the Americas, Asia Pacific, and Europe regions.

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended June 30,				Dollar	Percent
	2020		2019		Change	Change
TASER segment:
TASER 7	$11,588	8.2%	$9,298	8.3%	$2,290	24.6%
TASER X26P	9,511	6.7	10,382	9.2	(871)	(8.4)
TASER X2	16,832	11.9	14,087	12.5	2,745	19.5
TASER Pulse	2,193	1.6	1,118	1.0	1,075	96.2
Cartridges	23,772	16.8	19,293	17.3	4,479	23.2
Axon Evidence and cloud services	586	0.4	109	0.1	477	437.6
Extended warranties	5,098	3.6	4,482	4.0	616	13.7
Other	910	0.5	1,803	1.6	(893)	(49.5)
Total TASER segment	70,490	49.7	60,572	54.0	9,918	16.4
Software and Sensors segment:
Axon Body	11,844	8.4	5,612	5.0	6,232	111.0
Axon Flex	680	0.5	1,623	1.4	(943)	(58.1)
Axon Fleet	4,098	2.9	3,120	2.8	978	31.3
Axon Dock	4,055	2.9	2,731	2.4	1,324	48.5
Axon Evidence and cloud services	41,891	29.7	31,821	28.3	10,070	31.6
TASER Cam	512	0.4	1,044	0.9	(532)	(51.0)
Extended warranties	5,735	4.1	4,420	3.9	1,315	29.8
Other	1,954	1.4	1,419	1.3	535	37.7
Total Software and Sensors segment	70,769	50.3	51,790	46.0	18,979	36.6
Total net sales	$141,259	100.0%	$112,362	100.0%	$28,897	25.7%

Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Three Months Ended June 30,		Unit	Percent
	2020	2019	Change	Change
TASER 7	9,014	8,135	879	10.8
TASER X26P	7,658	9,493	(1,835)	(19.3)
TASER X2	13,100	9,759	3,341	34.2
TASER Pulse	5,429	3,631	1,798	49.5
Cartridges	715,268	606,220	109,048	18.0
Axon Body	35,066	20,346	14,720	72.3
Axon Flex	1,964	3,508	(1,544)	(44.0)
Axon Fleet	2,327	2,441	(114)	(4.7)
Axon Dock	4,634	3,408	1,226	36.0
TASER Cam	794	1,716	(922)	(53.7)

Net sales for the TASER segment increased 16.4% primarily due to an increase of $4.5 million in cartridge revenue and a net increase of $7,320 million in TASER device sales. The increase in cartridge revenue was due to a combination of increased units and the higher average selling price for TASER 7 cartridges. Revenue for X2 devices increased on higher unit sales, partially offset by lower average selling prices. We continue to see a shift to purchases of our latest generation device, TASER 7, from legacy devices, especially X26P devices. Revenue was also impacted by higher average selling prices for TASER 7 and X26P. Revenue from consumer TASER devices increased due to both higher volume and a higher average selling price.

Net sales for the Software and Sensors segment increased 36.6% during the three months ended June 30, 2020 as we continued to add users and associated devices to our network. The increase in the aggregate number of users resulted in increased Axon Evidence revenue of $10.1 million. Sales of our newest generation body camera, Axon Body 3, which began shipping in September 2019, drove the increase of $6.2 million in Axon Body revenue and the increase of $1.3 million in Axon Dock revenue.

We consider total company future contracted revenues a forward-looking performance indicator. As of June 30, 2020, we had approximately $1.34 billion of total company future contracted revenue, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. We expect to recognize between 20% - 25% of this balance over the next twelve months, and expect the remainder to be recognized over the following five to seven years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Cost of Product and Service Sales

Within the TASER segment, cost of product sales increased to $27.2 million for the three months ended June 30, 2020 from $24.3 million for the same period in 2019. Cost as a percentage of sales decreased to 38.6% from 40.1%. During the prior year comparable period, cost of product sales included approximately $1.6 million in expense for TASER 7 ramp-up and optimization costs related to scrap, obsolete inventory, and higher labor costs. Partially offsetting the decrease was an increase in costs of approximately $0.8 million in response to COVID-19, primarily related to costs for employee quarantines and paying or subsidizing certain high-risk employees while they stay at home.

Within the Software and Sensors segment, cost of product and service sales increased to $25.8 million for the three months ended June 30, 2020 from $22.5 million for the same period in 2019. Cost as a percentage of sales decreased to 36.5% from 43.5%. Cost of product sales increased $2.6 million, but decreased as a percentage of sales as a result of the higher average selling prices during the quarter. Cost of service sales increased $0.7 million, and decreased as a percentage of sales, driven by the mix of higher-margin software revenues.

Gross Margin

As a percentage of net sales, gross margin for the TASER segment increased to 61.4% from 59.9% for the three months ended June 30, 2020 and 2019, respectively. The increase was primarily a result of the higher average selling prices in the current period for TASER 7 devices and cartridges, and non-recurring costs incurred in the prior year comparable period described above.

As a percentage of net sales, gross margin for the Software and Sensors segment increased to 63.5% from 56.5% for the three months ended June 30, 2020 and 2019, respectively. Within the Software and Sensors segment, hardware gross margin was 42.6% for the three months ended June 30, 2020 compared to 30.1% for the same period in 2019, while the service margins were 77.9% and 73.0% during those same periods, respectively. We expect hardware gross margin for the three months ending September 30, 2020 to be approximately 15% as we fulfill several large shipments of lower-margin body camera hardware to our largest customers.

Sales, General and Administrative Expenses

Sales, general and administrative ("SG&A") expenses were comprised as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar	Percent
	2020	2019	Change	Change
Total sales, general and administrative expenses	$72,293	$43,362	$28,931	66.7
Sales, general, and administrative as a percentage of net sales	51.2%	38.6%

Stock-based compensation expense increased $21.8 million in comparison to the prior year comparable period. During the three months ended June 30, 2020, attainment of the tenth and eleventh operational goals of the CEO Performance Award and XSPP became probable; during the prior year comparable period, only two operational goals were considered probable. Accordingly, we recorded additional expense of $14.8 million for the CEO Performance Award and $6.6 million for the XSPP, inclusive of cumulative expense for the tenth and eleventh tranches from the respective grant dates through June 30, 2020. Stock-based compensation expense also increased over the prior year comparable period due to an increase in headcount.

Professional, consulting and lobbying expenses increased $3.9 million, driven by an increase of $3.8 million in expenses related to the FTC litigation. As discussed in Note 12 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q, on January 3, 2020, we sued the FTC in the District of Arizona, and the FTC filed an enforcement action regarding our May 2018 acquisition of Vievu LLC. This litigation is expected to result in an increase in legal expenses during the year ending December 31, 2020. While the amount and timing of such expenses is unknown and will vary depending on the progression of litigation, we currently anticipate expenses in the range of $15.0 million to $22.0 million for the year.

Salaries, benefits and bonus expense increased $3.3 million, reflecting an increase of approximately $3.2 million in salaries, payroll taxes, and benefits, primarily due to an increase in headcount, and an increase in bonus expense of approximately $0.5 million, reflecting higher anticipated attainment as compared to the prior year.

Charitable contributions increased $1.7 million, reflecting our donations of PPE under the Got You Covered campaign.

Partially offsetting the noted increases were decreases resulting from actions taken in response to the COVID-19 pandemic. Travel expenses decreased $2.9 million following the suspension of all non-essential travel in mid-March 2020. Sales and marketing expenses decreased $1.3 million, driven by the cancellation of our in-person Axon Accelerate user conference; which will be held virtually in late August.

Research and Development Expenses

Research and development ("R&D") expenses were comprised as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar	Percent
	2020	2019	Change	Change
Total research and development expenses	$29,560	$23,493	$6,067	25.8
Research and development as a percentage of net sales	20.9%	20.9%

The increase in R&D expense was primarily attributable to our Software and Sensors segment. Within the TASER segment, R&D expense increased $0.7 million due to increased stock-based compensation and professional and consulting expense in the current quarter. R&D expense for the Software and Sensors segment increased $5.4 million, primarily due to an increase in salaries and benefits, inclusive of higher stock-based compensation, of $5.0 million. Contributing to the increase was an increase of approximately $2.3 million related to our XSPP, inclusive of cumulative expense for the tenth and eleventh operational goals from the respective grant dates through June 30, 2020. The remaining increase in salaries and benefits was primarily a result of increased headcount. Additionally, professional and consulting expenses increased $0.8 million for the three months ended June 30, 2020 related to development of next generation products, including the upcoming Fleet 3. The increases were partially offset by a decrease of $0.6 million in travel expense following the suspension of all non-essential travel in mid-March 2020 due to the COVID-19 pandemic.

We expect R&D expense to continue to increase in absolute dollars as we focus on growing the Software and Sensors segment as we add headcount and additional resources to develop new products and services to further advance our scalable cloud-connected device platform. We believe that these investments will result in an increase in our subscription revenue base, which over time will result in revenue increasing faster than the increase in SG&A expenses as we reach economies of scale.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was $1.6 million for the three months ended June 30, 2020 compared to $1.8 million for the same period in 2019. The decrease was primarily attributable to a decrease of $0.5 million in interest income as a result of decreased interest rates during the current period. The decrease was partially offset by a $0.4 million increase in investment gains related to assets held for our non-qualified deferred compensation plan.

Provision for Income Taxes

The provision for income taxes was an expense of $18.7 million for the three months ended June 30, 2020, which was an effective tax rate of (155.0%). Our estimated full year effective income tax rate for 2020, before discrete period adjustments, is (173.8%), which differs from the federal statutory rate primarily due to the impact of the executive compensation limitation under Internal Revenue Code ("IRC") Section 162(m) on a projected pre-tax loss for the year. The effective tax rate was favorably impacted by a $1.8 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs that vested or stock options that were exercised during the three months ended June 30, 2020.

Net Income

Our net income decreased by $31.5 million to a loss of $30.8 million for the three months ended June 30, 2020 compared to net income of $0.7 million for the same period in 2019. Net loss per basic and diluted share was $0.51 for the three months ended June 30, 2020 compared to $0.01 net income per basic and diluted share for the same period in 2019.

Three Months Ended June 30, 2020 Compared to the Three Months Ended March 31, 2020

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended		Three Months Ended		Dollar	Percent
	June 30, 2020		March 31, 2020		Change	Change
TASER segment:
TASER 7	$11,588	8.2%	$15,326	10.4%	$(3,738)	(24.4)%
TASER X26P	9,511	6.7	11,061	7.5	(1,550)	(14.0)
TASER X2	16,832	11.9	14,075	9.6	2,757	19.6
TASER Pulse	2,193	1.6	1,200	0.8	993	82.8
Cartridges	23,772	16.8	26,625	18.1	(2,853)	(10.7)
Axon Evidence and cloud services	586	0.4	498	0.3	88	17.7
Extended warranties	5,098	3.6	4,977	3.4	121	2.4
Other	910	0.5	2,133	1.5	(1,223)	(57.3)
TASER segment	70,490	49.7	75,895	51.6	(5,405)	(7.1)
Software and Sensors segment:
Axon Body	11,844	8.4	12,823	8.7	(979)	(7.6)
Axon Flex	680	0.5	1,183	0.8	(503)	(42.5)
Axon Fleet	4,098	2.9	4,775	3.2	(677)	(14.2)
Axon Dock	4,055	2.9	4,951	3.4	(896)	(18.1)
Axon Evidence and cloud services	41,891	29.7	39,154	26.6	2,737	7.0
TASER Cam	512	0.4	927	0.6	(415)	(44.8)
Extended warranties	5,735	4.1	5,458	3.7	277	5.1
Other	1,954	1.4	1,996	1.4	(42)	(2.1)
Software and Sensors segment	70,769	50.3	71,267	48.4	(498)	(0.7)
Total net sales	$141,259	100.0%	$147,162	100.0%	$(5,903)	(4.0)%

Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Three Months Ended
			Unit	Percent
	June 30, 2020	March 31, 2020	Change	Change
TASER 7	9,014	11,430	(2,416)	(21.1)%
TASER X26P	7,658	11,003	(3,345)	(30.4)%
TASER X2	13,100	10,478	2,622	25.0%
TASER Pulse	5,429	3,261	2,168	66.5%
Cartridges	715,268	873,364	(158,096)	(18.1)%
Axon Body	35,066	39,864	(4,798)	(12.0)%
Axon Flex	1,964	3,074	(1,110)	(36.1)%
Axon Fleet	2,327	2,676	(349)	(13.0)%
Axon Dock	4,634	5,297	(663)	(12.5)%
TASER Cam	794	1,514	(720)	(47.6)%

Net sales within the TASER segment decreased by approximately $5.4 million or 7.1% as compared to the prior quarter. The largest driver of the decrease was lower cartridge revenue; the decrease in units was partially offset by a higher average sales price for TASER 7 cartridges. Additionally, sales of TASER devices decreased $1.5 million. Unit sales of TASER 7 and X26P devices declined from the prior quarter, while X2 and consumer TASER unit sales increased. The average selling prices increased for X26P and consumer TASER devices and declined slightly for TASER 7 and X2 devices.

Within the Software and Sensors segment, net sales decreased $0.5 million or 0.7% during the three months ended June 30, 2020 compared to the prior quarter. Revenue from Axon devices decreased a combined $3.5 million primarily due to lower unit sales. Lower average selling prices for Axon Flex and Axon Fleet also contributed to the decrease, while higher average selling prices for Axon Body cameras partially offset the decline. Axon Evidence revenues increased $2.7 million primarily based on an increase in the aggregate number of users on our Axon network.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Six Months Ended June 30,
	2020		2019
Net sales from products	$206,043	71.4%	$168,480	73.8%
Net sales from services	82,378	28.6	59,692	26.2
Net sales	288,421	100.0	228,172	100.0
Cost of product sales	92,709	32.1	77,820	34.1
Cost of service sales	18,927	6.6	15,875	7.0
Cost of sales	111,636	38.7	93,695	41.1
Gross margin	176,785	61.3	134,477	58.9
Operating expenses:
Sales, general and administrative	135,320	46.9	86,254	37.8
Research and development	55,941	19.4	46,847	20.5
Total operating expenses	191,261	66.3	133,101	58.3
Income (loss) from operations	(14,476)	(5.0)	1,376	0.6
Interest and other income, net	2,554	0.9	4,158	1.8
Income (loss) before provision for income taxes	(11,922)	(4.1)	5,534	2.4
Provision for (benefit from) income taxes	14,763	5.1	(1,623)	(0.7)
Net income (loss)	$(26,685)	(9.2)%	$7,157	3.1%

The following table presents our revenues disaggregated by geography (in thousands):

	Six Months Ended June 30,
	2020		2019
United States	$225,010	78%	$187,927	82%
Other Countries	63,411	22	40,245	18
Total	$288,421	100%	$228,172	100%

International revenue increased compared to the prior year comparable period, driven primarily by increased sales in the Americas, Asia Pacific and Europe regions.

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Six Months Ended June 30,				Dollar	Percent
	2020		2019		Change	Change
TASER segment:
TASER 7	$26,914	9.3%	$19,252	8.4%	$7,662	39.8%
TASER X26P	20,572	7.1	26,254	11.5	(5,682)	(21.6)
TASER X2	30,907	10.7	27,172	11.9	3,735	13.7
TASER Pulse	3,393	1.2	1,788	0.8	1,605	89.8
Cartridges	50,397	17.5	38,453	16.8	11,944	31.1
Axon Evidence and cloud services	1,084	0.4	145	0.1	939	647.6
Extended warranties	10,075	3.5	8,798	3.9	1,277	14.5
Other	3,043	1.0	4,101	1.8	(1,058)	(25.8)
TASER segment	146,385	50.7	125,963	55.2	20,422	16.2
Software and Sensors segment:
Axon Body	24,667	8.6	12,057	5.3	12,610	104.6
Axon Flex	1,863	0.6	2,847	1.2	(984)	(34.6)
Axon Fleet	8,873	3.1	6,636	2.9	2,237	33.7
Axon Dock	9,006	3.1	6,043	2.6	2,963	49.0
Axon Evidence and cloud services	81,045	28.1	59,439	26.1	21,606	36.3
TASER Cam	1,439	0.5	1,947	0.9	(508)	(26.1)
Extended warranties	11,193	3.9	9,350	4.1	1,843	19.7
Other	3,950	1.4	3,890	1.7	60	1.5
Software and Sensors segment	142,036	49.3	102,209	44.8	39,827	39.0
Total net sales	$288,421	100.0%	$228,172	100.0%	$60,249	26.4%

Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Six Months Ended June 30,		Unit	Percent
	2020	2019	Change	Change
TASER 7	20,444	16,970	3,474	20.5%
TASER X26P	18,661	24,478	(5,817)	(23.8)%
TASER X2	23,578	19,620	3,958	20.2%
TASER Pulse	8,690	4,884	3,806	77.9%
Cartridges	1,588,632	1,222,737	365,895	29.9%
Axon Body	74,930	46,194	28,736	62.2%
Axon Flex	5,038	7,099	(2,061)	(29.0)%
Axon Fleet	5,003	4,176	827	19.8%
Axon Dock	9,931	8,402	1,529	18.2%
TASER Cam	2,308	3,457	(1,149)	(33.2)%

Net sales for the TASER segment increased $20.4 million, or 16.2%, primarily due to an increase of $11.9 million in cartridge revenue, as well as a net increase of $7.3 million in TASER device sales. The increase in cartridge revenue was due to a combination of increased units and the higher average selling price for TASER 7 cartridges. As expected, we have continued to see a shift to purchases of our latest generation device, TASER 7, from legacy devices. Revenue from consumer TASER devices increased due to both higher volume and higher average selling prices. Revenue was also impacted by higher average selling prices for all TASER devices except X2 devices.

Net sales for the Software and Sensors segment increased $39.8 million, or 39.0%, during the six months ended June 30, 2020 as we continued to add users and associated devices to our network. The increase in the aggregate number of users resulted in increased Axon Evidence revenue of $21.6 million. Sales of our newest generation body camera, Axon Body 3, which began shipping in September 2019, drove the increase of $12.6 million in Axon Body revenue and the increase of $3.0 million in Axon Dock revenue.

Cost of Product and Service Sales

Within the TASER segment, cost of product sales increased to $57.5 million for the six months ended June 30, 2020 from $47.5 million for the same period in 2019. Cost as a percentage of sales increased to 39.3% from 37.7%. The increase in cost of product sales was primarily attributable to the mix of products, with higher cost per unit for TASER 7 handles and cartridges as well as higher depreciation on new production equipment for the TASER 7. Additionally, we incurred expense of approximately $1.6 million in response to COVID-19, primarily related to a two week manufacturing shutdown where we continued to pay nonworking employees, as well as costs for employee quarantines and paying or subsidizing certain high-risk employees while they stay at home. The increases were partially offset by non-recurring costs incurred during the prior year comparable period of approximately $2.3 million for TASER 7 ramp-up and optimization costs related to scrap, obsolete inventory, and higher labor costs.

Within the Software and Sensors segment, cost of product and service sales increased to $54.1 million for the six months ended June 30, 2020 from $46.2 million for the same period in 2019. Cost as a percentage of sales decreased to 38.1% from 45.2%. Cost of product sales increased $4.9 million, but decreased as a percentage of sales as a result of the higher average selling prices during the quarter. Cost of service sales increased $3.1 million, and decreased as a percentage of sales, driven by the mix of higher-margin software revenues.

Gross Margin

As a percentage of net sales, gross margin for the TASER segment decreased to 60.7% from 62.3% for the six months ended June 30, 2020 and 2019, respectively. The decrease was primarily a result of the mix of higher cost TASER 7 devices and cartridges and expenses related to COVID-19.

As a percentage of net sales, gross margin for the Software and Sensors segment increased to 61.9% from 54.8% for the six months ended June 30, 2020 and 2019, respectively. Within the Software and Sensors segment, hardware gross margin was 42.3% for the six months ended June 30, 2020 compared to 29.2% for the same period in 2019, while the service margins were 76.6% and 73.3% during those same periods, respectively.

Sales, General and Administrative Expenses

Sales, general and administrative ("SG&A") expenses were comprised as follows (dollars in thousands):

	Six Months Ended June 30,		Dollar	Percent
	2020	2019	Change	Change
Total sales, general and administrative expenses	$135,320	$86,254	$49,066	56.9%
SG&A expenses as a percentage of net sales	46.9%	37.8%

Stock-based compensation expense increased $32.1 million in comparison to the prior year comparable period. During the six months ended June 30, 2020, attainment of the tenth and eleventh operational goals of the CEO Performance Award and XSPP became probable; during the prior year comparable period, only two operational goals were considered probable. Accordingly, we recorded additional expense of $20.3 million for the CEO Performance Award and $10.1 million for the XSPP, inclusive of cumulative expense for the tenth and eleventh operational goals from the respective grant dates through June 30, 2020. Stock-based compensation expense also increased over the prior year comparable period due to an increase in headcount.

Professional, consulting and lobbying expenses increased $10.2 million, driven by an increase of $10.0 million in expenses related to the FTC litigation. As discussed in Note 12 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q, on January 3, 2020, we sued the FTC in the District of Arizona, and the FTC filed an enforcement action regarding our May 2018 acquisition of Vievu LLC. This litigation is expected to result in an increase in legal expenses during the year ending December 31, 2020. While the amount and timing of such expenses is unknown and will vary depending on the progression of litigation, we currently anticipate expenses in the range of $15.0 million to $22.0 million for the year.

Salaries, benefits and bonus expense increased $4.5 million, reflecting an increase of approximately $3.9 million in salaries, payroll taxes, and benefits, primarily due to an increase in headcount.

Charitable contributions increased $1.7 million, reflecting our donations of PPE under the Got You Covered campaign.

Partially offsetting the noted increases were decreases resulting from actions taken in response to the COVID-19 pandemic. Travel expenses decreased $2.5 million following the suspension of all non-essential travel in mid-March 2020. Sales and marketing expenses were relatively flat compared to the prior year period, reflecting savings driven by the cancellation of our in-person Axon Accelerate user conference, offset by increased commissions tied to higher revenues.

Research and Development Expenses

Research and development ("R&D") expenses were comprised as follows (dollars in thousands):

	Six Months Ended June 30,		Dollar	Percent
	2020	2019	Change	Change
Total research and development expenses	$55,941	$46,847	$9,094	19.4%
R&D expenses as a percentage of net sales	19.4%	20.5%

The increase in R&D expense was fully attributable to our Software and Sensors segment. R&D expense for the Software and Sensors segment increased $9.1 million, primarily due to a $7.9 million increase related to salaries and benefits from higher stock-based compensation and increased headcount. Additionally, professional and consulting expenses increased $1.3 million for the six months ended June 30, 2020 related to development of next generation products, including the upcoming Fleet 3. The increases were partially offset by a decrease of $0.7 million in travel expense following the suspension of all non-essential travel in mid-March 2020 due to the COVID-19 pandemic.

We expect R&D expense to continue to increase in absolute dollars as we focus on growing the Software and Sensors segment as we add headcount and additional resources to develop new products and services to further advance our scalable cloud-connected device platform. These investments include Axon Records and computer-aided dispatch software. We believe that these investments will result in an increase in our subscription revenue base, which over time will result in revenue increasing faster than the increase in SG&A expenses as we reach economies of scale.

Interest and Other Income (Expense), Net

Interest and other income, net was $2.6 million for the six months ended June 30, 2020 compared to $4.2 million for the same period in 2019. The decrease was primarily attributable to a decrease of $0.8 million in interest income as a result of decreased interest rates during the current period, and a $0.6 million increase in investment losses related to assets held for our non-qualified deferred compensation plan.

Provision for Income Taxes

The provision for income taxes was an expense of $14.8 million for the six months ended June 30, 2020, which was an effective tax rate of (123.8%). Our estimated full year effective income tax rate for 2020, before discrete period adjustments, is (173.8%), which differs from the federal statutory rate primarily due to the impact of the executive compensation limitation under IRC Section 162(m) on a projected pre-tax loss for the year. The effective tax rate was favorably impacted by a $5.9 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs that vested or stock options that were exercised during the six months ended June 30, 2020.

Net Income

Our net income decreased by $33.8 million to a net loss of $26.7 million for the six months ended June 30, 2020 compared to net income of $7.2 million for the same period in 2019. Net loss per basic and diluted share was $0.44 for the six months ended June 30, 2020 compared to $0.12 net income per basic and diluted share for the same period in 2019.

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

Although these non-GAAP financial measures are not consistent with GAAP, management believes investors will benefit by referring to these non-GAAP financial measures when assessing our operating results, as well as when forecasting and analyzing future periods. However, management recognizes that:

●	these non-GAAP financial measures are limited in their usefulness and should be considered only as a supplement to our GAAP financial measures;
●	these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, our GAAP financial measures;
●	these non-GAAP financial measures should not be considered to be superior to our GAAP financial measures; and
●	these non-GAAP financial measures were not prepared in accordance with GAAP and investors should not assume that the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q were prepared under a comprehensive set of rules or principles.

EBITDA and Adjusted EBITDA (CEO Performance Award) reconciles to net income as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Net income (loss)	$(30,759)	$4,074	$738	$(26,685)	$7,157
Depreciation and amortization	2,930	2,881	2,687	5,811	5,487
Interest expense	5	7	17	12	23
Investment interest income	(1,499)	(693)	(1,630)	(2,192)	(3,633)
Provision for (benefit from) income taxes	18,696	(3,933)	(188)	14,763	(1,623)
EBITDA	$(10,627)	$2,336	$1,624	$(8,291)	$7,411

Adjustments:
Stock-based compensation expense	33,835	20,195	8,627	54,030	16,532
Adjusted EBITDA (CEO Performance Award)	$23,208	$22,531	$10,251	$45,739	$23,943

Liquidity and Capital Resources

Summary

As of June 30, 2020, we had $319.3 million of cash and cash equivalents, an increase of $147.0 million as compared to December 31, 2019. Cash and cash equivalents and investments totaled $686.8 million; including a net payable of $10.4 million related to unsettled investment purchases at June 30, 2020, this represented a net increase of $280.1 million from December 31, 2019.

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

As of June 30, 2020, we had letters of credit outstanding of $6.1 million, leaving the net amount available for borrowing of $43.9 million. The facility matures on December 31, 2021, and has an accordion feature which allows for an increase in the total line of credit up to $100.0 million, subject to certain conditions, including the availability of additional bank commitments. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At June 30, 2020 and December 31, 2019, there were no borrowings under the line other than the outstanding letters of credit.

Our agreement with the bank requires us to comply with a maximum funded debt to EBITDA ratio, as defined, of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At June 30, 2020, our funded debt to EBITDA ratio was 0.0001 to 1.00.

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

Based on our strong balance sheet and the fact that we do not have long-term debt at June 30, 2020, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions and other liquidity requirements through at least the next 12 months. We and our Board of Directors may consider repurchases of our common stock from time to time pursuant to our stock repurchase plan. Further repurchases of our common stock would take place on the open market, would be financed with available cash and are subject to market and business conditions.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2020	2019
Operating activities	$(6,977)	$(2,576)
Investing activities	(146,211)	(124,878)
Financing activities	301,307	(2,028)
Effect of exchange rate changes on cash and cash equivalents	(1,115)	(252)
Net increase (decrease) in cash and cash equivalents and restricted cash	$147,004	$(129,734)

Operating activities

Net cash used in operating activities in the first six months of 2020 of $7.0 million reflects $26.7 million in net loss, non-cash income statement items totaling $59.0 million, and a use of cash of $39.3 million for the net change in operating assets and liabilities. Included in the non-cash items were $5.8 million in depreciation and amortization expense, $54.0 million in stock-based compensation expense, and a $6.1 million increase in deferred tax assets, net. Cash used in operations was primarily driven by increased inventory of $43.3 million, as we proactively built up a safety stock of inventory to help meet strong product demand while also preparing us to stagger factory work schedules. Also contributing to the use of cash were increased accounts and notes receivable and contract assets of $9.4 million, and increased prepaid and other assets of $8.6 million. The increase in accounts and notes receivable and contract assets was attributable to increased sales over the last several quarters, primarily sales made under subscription plans. The increase in prepaid expenses and other assets was primarily attributable to a $10.4 million receivable related to held-to-maturity securities sold at the end of the current quarter. Partially offsetting the uses of cash were increases in accounts payable, accrued liabilities and other liabilities of $16.7 million, and in deferred revenue of $5.2 million. The increase in accounts payable, accrued liabilities and other liabilities was primarily attributable to accruals for inventory in transit and taxes. The increase in deferred revenue was primarily attributable to increased hardware deferred revenue from TASER subscription sales, partially offset by a decrease in prepayments for Software and Sensors services.

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

Investing activities

We used $146.2 million in investing activities during the first six months of 2020, which was comprised of $133.9 million for the purchase of investments, net of proceeds, $4.7 million for an equity investment in an unconsolidated affiliate, and $7.7 million for the purchase of property and equipment and intangible assets, which was partially offset by proceeds from the disposal of property and equipment of less than $0.1 million.

We used $124.9 million in investing activities during the first six months of 2019, which was comprised of $116.7 million for the purchase of investments, net of proceeds, and $8.2 million for the purchase of property and equipment and intangible assets.

Financing activities

Net cash provided by financing activities was $301.3 million during the first six months of 2020. During the first six months of 2020, we completed an equity offering that generated net proceeds of $306.8 million and received proceeds from options exercised of $0.3 million; the proceeds were partially offset by payments of income and payroll taxes of $5.8 million on behalf of employees who net-settled stock awards during the period.

Net cash used in financing activities was $2.0 million during the first six months of 2019.  During the first six months of 2019, we paid income and payroll taxes of $2.1 million on behalf of employees who net-settled stock awards during the period, which was partially offset by proceeds from options exercised of $0.1 million.

Off-Balance Sheet Arrangements

The discussion of off-balance sheet arrangements in Note 12 of the notes to our condensed consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated by reference herein.

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

We have granted a total of 14.8 million performance-based awards (options and restricted stock units) of which 12.2 million are outstanding as of June 30, 2020, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions, our future sales targets and operating performance and market capitalization. Compensation expense for performance awards will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of the fair value of the awards and timing of recognition of stock-based compensation and consequently, the related amount recognized in our condensed consolidated statements of operations and comprehensive income (loss).

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

A majority of our customers are governmental agencies. Due to municipal government funding rules, certain of our contracts are subject to appropriation, termination for convenience, or similar cancellation clauses, which could allow our customers to cancel or not exercise options to renew contracts in the future. Economic slowdowns that negatively affect municipal tax collections and put pressure on law enforcement may increase this risk and negatively impact the realizability of our accounts and notes receivable and contract assets. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and recorded additional credit loss expense of approximately $0.8 million during the six months ended June 30, 2020.

Based on the balances of our financial instruments as of June 30, 2020, a hypothetical 25 percent increase in expected credit loss rates across all pools would result in a $0.7 million increase in the allowance for expected credit losses.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, and corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. Based on investment positions as of June 30, 2020, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.7 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Additionally, we have access to a $50.0 million line of credit borrowing facility which bears interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to EBITDA ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $6.1 million at June 30, 2020. At June 30, 2020, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $43.9 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The discussion under the headings Product Litigation, Other Litigation, and U.S. Federal Trade Commission Investigation in Note 12 of the notes to our condensed consolidated financial statements included within this Quarterly Report on Form 10-Q is incorporated by reference herein.

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

In March 2020 the World Health Organization declared coronavirus (or “COVID-19”) a global pandemic. This contagious disease outbreak, which has continued to spread throughout the United States and world, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. As an essential provider of products and services for law enforcement and other first responders, we remain focused on protecting the health and well-being of our employees while assuring the continuity of our business operations.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report for the quarter ended June 30, 2020, formatted in Inline XBRL

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	August 7, 2020
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2020	By:	/s/ JAWAD A. AHSAN
Chief Financial Officer
(Principal Financial and
Accounting Officer)