Form 10-Q
period 2020-09-30
AXON ENTERPRISE, INC.
filed 2020-11-06
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020 or
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

The number of shares of the registrant’s common stock outstanding as of October 30, 2020 was 63,549,898.

AXON ENTERPRISE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

Page
Special Note Regarding Forward-Looking Statements	ii

PART I - FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	1
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2020 and 2019	2
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three Months and Nine Months Ended September 30, 2020 and 2019	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	44
Item 4. Controls and Procedures	45
PART II - OTHER INFORMATION	46
Item 1. Legal Proceedings	46
Item 1A. Risk Factors	46
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3. Defaults Upon Senior Securities	47
Item 4. Mine Safety Disclosures	47
Item 5. Other Information	47
Item 6. Exhibits	48
SIGNATURES	49

Special Note Regarding Forward-Looking Statements

This Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions and strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: the impact of the COVID-19 pandemic; proposed products and services and related development efforts and activities; expectations about the market for our current and future products and services; expected costs relating to the FTC litigation; the impact of pending litigation; strategies and trends relating to subscription plan programs and revenues; our anticipation that contracts with governmental customers will be fulfilled; strategies and trends, including the benefits of, research and development investments; the sufficiency of our liquidity and financial resources; that we may repurchase our common stock; expectations about customer behavior; the impact on our investment portfolio of changes in interest rates; our potential use of foreign currency forward and option contracts; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; statements of management’s strategies, goals and objectives and other similar expressions; as well as the ultimate resolution of financial statement items requiring critical accounting estimates, including those set forth in our Form 10-K for the year ended December 31, 2019. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. However, not all forward-looking statements contain these identifying words.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. The following important factors could cause actual results to differ materially from those in the forward-looking statements: the potential global impacts of the COVID-19 pandemic; our exposure to cancellations of government contracts due to appropriation clauses, exercise of a cancellation clause, or non-exercise of contractually optional periods; our ability to design, introduce and sell new products or features; our ability to defend against litigation and protect our intellectual property, and the resulting costs of this activity; our ability to manage our supply chain and avoid production delays, shortages, and impacts to expected gross margins; the impact of stock compensation expense, impairment expense, and income tax expense on our financial results; customer purchase behavior, including adoption of our software as a service delivery model; negative media publicity regarding our products; the impact of product mix on projected gross margins; defects in our products; changes in the costs of product components and labor; loss of customer data, a breach of security, or an extended outage, including our reliance on third party cloud-based storage providers; exposure to international operational risks; delayed cash collections and possible credit losses due to our subscription model; changes in government regulations in the U.S. and in foreign markets, especially related to the classification of our products by the United States Bureau of Alcohol, Tobacco, Firearms and Explosives and to evolving regulations surrounding privacy and data protection; our ability to integrate acquired businesses; our ability to attract and retain key personnel; and counter-party risks relating to cash balances held in excess of FDIC insurance limits. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. The Annual Report on Form 10-K that we filed with the Securities and Exchange Commission ("SEC") on February 28, 2020 and this Quarterly Report on Form 10-Q list various important factors that could cause actual results to differ materially from expected and historical results. These factors are intended as cautionary statements for investors within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Readers can find them under the heading “Risk Factors” in the Report on Form 10-K and in this Report on Form 10-Q, and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the SEC. Our filings with the SEC may be accessed at the SEC’s web site at www.sec.gov.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AXON ENTERPRISE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$176,000	$172,250
Short-term investments	330,914	178,534
Accounts and notes receivable, net of allowance of $1,787 and $1,567 as of September 30, 2020 and December 31, 2019, respectively	172,803	146,878
Contract assets, net	63,105	38,102
Inventory	97,610	38,845
Prepaid expenses and other current assets	35,421	34,866
Total current assets	875,853	609,475
Property and equipment, net	102,718	43,770
Deferred tax assets, net	39,773	27,688
Intangible assets, net	10,260	12,771
Goodwill	25,012	25,013
Long-term investments	120,615	45,499
Long-term notes receivable, net of current portion	22,611	31,598
Long-term contract assets, net	15,019	9,644
Other assets	67,288	40,181
Total assets	$1,279,149	$845,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,441	$25,874
Accrued liabilities	74,114	45,001
Current portion of deferred revenue	154,731	117,864
Customer deposits	2,132	2,974
Other current liabilities	5,137	3,853
Total current liabilities	258,555	195,566
Deferred revenue, net of current portion	87,733	87,936
Liability for unrecognized tax benefits	4,406	3,832
Long-term deferred compensation	4,150	3,936
Deferred tax liability, net	560	354
Other long-term liabilities	28,592	10,520
Total liabilities	383,996	302,144
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 63,548,081 and 59,497,759 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	908,584	528,272
Treasury stock at cost, 20,220,227 shares as of September 30, 2020 and December 31, 2019	(155,947)	(155,947)
Retained earnings	144,067	172,265
Accumulated other comprehensive loss	(1,552)	(1,096)
Total stockholders’ equity	895,153	543,495
Total liabilities and stockholders’ equity	$1,279,149	$845,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales from products	$120,091	$96,497	$326,134	$264,977
Net sales from services	46,351	34,340	128,729	94,032
Net sales	166,442	130,837	454,863	359,009
Cost of product sales	57,798	42,445	150,507	120,265
Cost of service sales	10,404	8,223	29,331	24,098
Cost of sales	68,202	50,668	179,838	144,363
Gross margin	98,240	80,169	275,025	214,646
Operating expenses:
Sales, general and administrative	74,443	48,424	209,763	134,678
Research and development	29,246	25,129	85,187	71,976
Total operating expenses	103,689	73,553	294,950	206,654
Income (loss) from operations	(5,449)	6,616	(19,925)	7,992
Interest and other income, net	2,040	1,820	4,594	5,978
Income (loss) before provision for income taxes	(3,409)	8,436	(15,331)	13,970
Provision for (benefit from) income taxes	(2,536)	2,332	12,227	709
Net income (loss)	$(873)	$6,104	$(27,558)	$13,261
Net income (loss) per common and common equivalent shares:
Basic	$(0.01)	$0.10	$(0.45)	$0.22
Diluted	$(0.01)	$0.10	$(0.45)	$0.22
Weighted average number of common and common equivalent shares outstanding:
Basic	63,496	59,278	61,159	59,128
Diluted	63,496	60,059	61,159	59,938
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(873)	$6,104	$(27,558)	$13,261
Foreign currency translation adjustments	1,238	(227)	(456)	(285)
Comprehensive income (loss)	$365	$5,877	$(28,014)	$12,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2019	59,497,759	$1	$528,272	20,220,227	$(155,947)	$172,265	$(1,096)	$543,495
Cumulative effect of applying a change in accounting principle, net of tax	—	—	—	—	—	(640)	—	(640)
Issuance of common stock under employee plans, net	315,404	—	(5,162)	—	—	—	—	(5,162)
Stock-based compensation	—	—	20,195	—	—	—	—	20,195
Net income	—	—	—	—	—	4,074	—	4,074
Foreign currency translation adjustments	—	—	—	—	—	—	(2,372)	(2,372)
Balance, March 31, 2020	59,813,163	1	543,305	20,220,227	(155,947)	175,699	(3,468)	559,590
Issuance of common stock	3,450,000	—	306,779	—	—	—	—	306,779
Issuance of common stock under employee plans, net	134,571	—	(310)	—	—	—	—	(310)
Stock-based compensation	—	—	33,835	—	—	—	—	33,835
Issuance of common stock for business combination contingent consideration	70,613	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(30,759)	—	(30,759)
Foreign currency translation adjustments	—	—	—	—	—	—	678	678
Balance, June 30, 2020	63,468,347	1	883,609	20,220,227	(155,947)	144,940	(2,790)	869,813
Issuance of common stock under employee plans, net	79,734	—	(1,119)	—	—	—	—	(1,119)
Stock-based compensation	—	—	26,094	—	—	—	—	26,094
Net income (loss)	—	—	—	—	—	(873)	—	(873)
Foreign currency translation adjustments	—	—	—	—	—	—	1,238	1,238
Balance, September 30, 2020	63,548,081	$1	$908,584	20,220,227	$(155,947)	$144,067	$(1,552)	$895,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONT’D)

(in thousands, except share data)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2018	58,810,637	$1	$453,400	20,220,227	$(155,947)	$171,383	$(1,513)	$467,324
Issuance of common stock under employee plans, net	298,649	—	(1,159)	—	—	—	—	(1,159)
Stock-based compensation	—	—	7,905	—	—	—	—	7,905
Net income	—	—	—	—	—	6,419	—	6,419
Foreign currency translation adjustments	—	—	—	—	—	—	50	50
Balance, March 31, 2019	59,109,286	1	460,146	20,220,227	(155,947)	177,802	(1,463)	480,539
Issuance of common stock under employee plans, net	71,832	—	(869)	—	—	—	—	(869)
Issuance of common stock for business combination contingent consideration	70,613	—	—	—	—	—	—	—
Stock-based compensation	—	—	8,627	—	—	—	—	8,627
Net income	—	—	—	—	—	738	—	738
Foreign currency translation adjustments	—	—	—	—	—	—	(108)	(108)
Balance, June 30, 2019	59,251,731	1	467,904	20,220,227	(155,947)	178,540	(1,571)	488,927
Issuance of common stock under employee plans	69,062	—	(1,134)	—	—	—	—	(1,134)
Stock-based compensation	—	—	13,977	—	—	—	—	13,977
Net income	—	—	—	—	—	6,104	—	6,104
Foreign currency translation adjustments	—	—	—	—	—	—	(227)	(227)
Balance, September 30, 2019	59,320,793	$1	$480,747	20,220,227	$(155,947)	$184,644	$(1,798)	$507,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(27,558)	$13,261
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,944	8,196
Loss on disposal and abandonment of intangible assets	252	51
Loss on disposal and impairment of property and equipment, net	1,429	2,408
Stock-based compensation	80,124	30,195
Deferred income taxes	(11,670)	(3,946)
Unrecognized tax benefits	573	594
Other noncash, net	4,573	2,923
Provision for expected credit losses	776	—
Change in assets and liabilities:
Accounts and notes receivable and contract assets	(48,551)	(30,497)
Inventory	(59,371)	(6,302)
Prepaid expenses and other assets	(4,822)	(11,967)
Accounts payable, accrued and other liabilities	25,365	(13,528)
Deferred revenue	34,099	28,476
Net cash provided by operating activities	4,163	19,864
Cash flows from investing activities:
Purchases of investments	(516,687)	(242,693)
Proceeds from call / maturity of investments	287,199	92,207
Purchases of property and equipment	(66,023)	(12,111)
Proceeds from disposal of property and equipment	94	—
Purchases of intangible assets	(177)	(328)
Investment in unconsolidated affiliate	(4,700)	—
Net cash used in investing activities	(300,294)	(162,925)
Cash flows from financing activities:
Net proceeds from equity offering	306,779	—
Proceeds from options exercised	295	106
Income and payroll tax payments for net-settled stock awards	(6,886)	(3,268)
Net cash provided by (used in) financing activities	300,188	(3,162)
Effect of exchange rate changes on cash and cash equivalents	(303)	(678)
Net increase (decrease) in cash and cash equivalents	3,754	(146,901)
Cash and cash equivalents and restricted cash, beginning of period	172,355	351,027
Cash and cash equivalents and restricted cash, end of period	$176,109	$204,126

Supplemental disclosures:
Cash and cash equivalents	$176,000	$202,551
Restricted cash (Note 1)	109	1,575
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$176,109	$204,126

Cash paid for income taxes, net of refunds	$7,678	$2,422

Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$1,734	$1,047
Commission converted to stock-based award	$—	$314

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

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2019, as filed on Form 10-K, with the exception of our adoption of certain accounting pronouncements which we describe below. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2019. The results of operations for the three months and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

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

Geographic Information and Major Customers / Suppliers

For the three and nine months ended September 30, 2020 and 2019, no individual country outside the U.S. represented more than 10% of total net sales. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of our customers. For the three and nine months ended September 30, 2020 and 2019, no customer represented more than 10% of total net sales. At September 30, 2020 and December 31, 2019, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets.

We currently purchase both off the shelf and custom components, including, but not limited to, finished circuit boards, injection-molded plastic components, small machined parts, custom cartridge components, electronic components, and off the shelf sub-assemblies from suppliers located in the U.S., Australia, Canada, China, Germany, Japan, Mexico, and Taiwan. Although we currently obtain many of these components from single source suppliers, we own the injection molded component tooling, most of the designs, and the test fixtures used in their production for all custom components. As a result, we believe we could obtain alternative suppliers in most cases without incurring significant production delays. We also strategically hold safety stock levels on custom components to further reduce this risk. For off the shelf components, we believe that in most cases there are readily available alternative suppliers who can consistently meet our needs for these components. We acquire most of our components on a purchase order basis and do not have any significant long-term contracts with component suppliers.

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator for basic and diluted earnings per share:
Net income (loss)	$(873)	$6,104	$(27,558)	$13,261
Denominator:
Weighted average shares outstanding	63,496	59,278	61,159	59,128
Dilutive effect of stock-based awards	—	781	—	810
Diluted weighted average shares outstanding	63,496	60,059	61,159	59,938
Anti-dilutive stock-based awards excluded	12,793	12,477	12,904	12,546
Net income (loss) per common share:
Basic	$(0.01)	$0.10	$(0.45)	$0.22
Diluted	$(0.01)	$0.10	$(0.45)	$0.22

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

Changes in our estimated product warranty liabilities were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Balance, beginning of period	$1,476	$898
Utilization of reserve	(539)	(718)
Warranty expense (benefit)	(192)	891
Balance, end of period	$745	$1,071

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

We have cash equivalents and investments, which at September 30, 2020 and December 31, 2019 were comprised of money market funds, certificates of deposit, commercial paper, corporate bonds, municipal bonds, U.S. Government agency bonds, U.S. Treasury bills, U.S. Treasury inflation-protected securities, and U.S. Treasury repurchase agreements. See additional disclosure regarding the fair value of our cash equivalents and investments in Note 3. Included in the balance of other assets as of September 30, 2020 and December 31, 2019 was $4.2 million and $4.2 million, respectively, related to corporate-owned life insurance policies which are used to fund our deferred compensation plan. We determine the fair value of insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique. In March 2020, we made an investment of $4.7 million in preferred stock and recorded preferred stock warrants at a fair value of $2.6 million, which is also included in the balance of other assets as of September 30, 2020. The estimated fair value of the investments was determined based on Level 3 inputs. As of September 30, 2020, management estimated that the fair value of the investment equaled its carrying value.

Our financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.

Restricted Cash

Restricted cash balances as of September 30, 2020 and December 31, 2019 included $0.1 million primarily related to funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. Approximately half of the balance was included in prepaid expenses and other current assets on our condensed consolidated balance sheets, with the remainder included in other assets.

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Revenues

Nature of Products and Services

The following tables present our revenues by primary product and service offering (in thousands):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER 7	$21,702	$—	$21,702	$20,214	$—	$20,214
TASER X26P	9,766	—	9,766	11,578	—	11,578
TASER X2	14,494	—	14,494	13,241	—	13,241
TASER Pulse	2,981	—	2,981	1,132	—	1,132
Cartridges	26,335	—	26,335	18,901	—	18,901
Axon Body	—	15,978	15,978	—	6,763	6,763
Axon Flex	—	1,589	1,589	—	1,670	1,670
Axon Fleet	—	4,215	4,215	—	4,341	4,341
Axon Dock	—	5,708	5,708	—	3,358	3,358
Axon Evidence and cloud services	692	45,450	46,142	218	34,022	34,240
Extended warranties	5,265	6,514	11,779	4,543	4,714	9,257
Other	3,171	2,582	5,753	1,916	4,226	6,142
Total	$84,406	$82,036	$166,442	$71,743	$59,094	$130,837

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER 7	$48,616	$—	$48,616	$39,466	$—	$39,466
TASER X26P	30,338	—	30,338	37,832	—	37,832
TASER X2	45,401	—	45,401	40,413	—	40,413
TASER Pulse	6,374	—	6,374	2,920	—	2,920
Cartridges	76,732	—	76,732	57,354	—	57,354
Axon Body	—	40,645	40,645	—	18,820	18,820
Axon Flex	—	3,452	3,452	—	4,517	4,517
Axon Fleet	—	13,088	13,088	—	10,977	10,977
Axon Dock	—	14,714	14,714	—	9,401	9,401
Axon Evidence and cloud services	1,776	126,495	128,271	363	93,461	93,824
Extended warranties	15,340	17,707	33,047	13,341	14,064	27,405
Other	6,214	7,971	14,185	6,017	10,063	16,080
Total	$230,791	$224,072	$454,863	$197,706	$161,303	$359,009

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
United States	$143,380	86%	$110,809	85%	$368,390	81%	$298,736	83%
Other countries	23,062	14	20,028	15	86,473	19	60,273	17
Total	$166,442	100%	$130,837	100%	$454,863	100%	$359,009	100%

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contract Balances

The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the nine months ended September 30, 2020 (in thousands):

September 30, 2020
Contract assets, net	$78,124
Contract liabilities (deferred revenue)	242,464
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	113,422

Contract liabilities (deferred revenue) consisted of the following (in thousands):

	September 30, 2020			December 31, 2019
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER	$13,267	$14,824	$28,091	$12,716	$16,378	$29,094
Software and Sensors	12,328	3,983	16,311	9,852	5,156	15,008
	25,595	18,807	44,402	22,568	21,534	44,102
Hardware:
TASER	15,621	12,124	27,745	9,569	15,468	25,037
Software and Sensors	27,225	40,443	67,668	22,235	33,759	55,994
	42,846	52,567	95,413	31,804	49,227	81,031
Services:
TASER	722	1,091	1,813	293	765	1,058
Software and Sensors	85,568	15,268	100,836	63,199	16,410	79,609
	86,290	16,359	102,649	63,492	17,175	80,667
Total	$154,731	$87,733	$242,464	$117,864	$87,936	$205,800

	September 30, 2020			December 31, 2019
	Current	Long-Term	Total	Current	Long-Term	Total
TASER	$29,610	$28,039	$57,649	$22,578	$32,611	$55,189
Software and Sensors	125,121	59,694	184,815	95,286	55,325	150,611
Total	$154,731	$87,733	$242,464	$117,864	$87,936	$205,800

Remaining Performance Obligations

As of September 30, 2020, we had approximately $1.51 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606 as of September 30, 2020. We expect to recognize between 20% - 25% of this balance over the next twelve months, and generally expect the remainder to be recognized over the following five to seven years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Cash, Cash Equivalents and Investments

The following tables summarize our cash, cash equivalents, and held-to-maturity investments at September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized		Cash	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments
Cash	$91,499	$—	$—	$91,499	$91,499	$—	$—

Level 1:
Money market funds	31,298	—	—	31,298	31,298	—	—
Agency bonds	68,111	141	—	68,252	—	24,610	43,501
Treasury bills	57,284	3	—	57,287	5,499	51,785	—
Subtotal	156,693	144	—	156,837	36,797	76,395	43,501

Level 2:
State and municipal obligations	63,363	49	(14)	63,398	1,001	49,441	12,921
Certificates of deposit	1,900	—	—	1,900	—	1,400	500
Corporate bonds	222,817	389	(166)	223,040	2,908	156,178	63,731
U.S. Treasury repurchase agreements	43,800	—	—	43,800	43,800	—	—
Treasury inflation-protected securities	3,270	24	—	3,294	—	3,270	—
Commercial paper	44,356	—	—	44,356	—	44,356	—
Subtotal	379,506	462	(180)	379,788	47,709	254,645	77,152
Total	$627,698	$606	$(180)	$628,124	$176,005	$331,040	$120,653

We adopted Topic 326 on January 1, 2020, and applied the credit loss guidance related to held-to-maturity securities prospectively. Because we do not have any history of losses for our held-to-maturity investments, our expected loss allowance methodology for held-to-maturity investments is developed using published or estimated credit default rates for similar investments and current and future economic and market conditions. At January 1 and September 30, 2020, our credit loss reserve for held-to-maturity investments was approximately $0.1 million and $0.2 million, respectively. During the three and nine months ended September 30, 2020, we increased the frequency of review for our investment portfolio in order to more closely monitor potential impacts of the novel coronavirus ("COVID-19”) pandemic.

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

We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and recorded additional credit loss expense of approximately $0.8 million during the nine months ended September 30, 2020.

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a roll-forward of the allowance for expected credit losses that is deducted from the amortized cost basis of accounts receivable, notes receivable, and contract assets to present the net amount expected to be collected (in thousands):

	Nine Months Ended September 30, 2020
	United States	Other countries	Total
Balance, beginning of period	$1,395	$172	$1,567
Adoption of Topic 326, cumulative-effect adjustment to retained earnings	767	1	768
Provision for expected credit losses	578	115	693
Amounts written off charged against the allowance	(61)	(2)	(63)
Other, including dispositions and foreign currency translation	-	(3)	(3)
Balance, end of period	$2,679	$283	$2,962

As of September  30, 2020, the allowance for expected credit losses for each type of customer receivable was as follows:

September 30,
2020
Accounts receivable and notes receivable, current	$1,787
Contract assets, net	711
Long-term notes receivable, net of current portion	464
Total allowance for expected credit losses on customer receivables	$2,962

5. Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method and includes allocations of manufacturing labor and overhead. Included in finished goods at September 30, 2020 and December 31, 2019 was $2.1 million and $1.4 million, respectively, of trial and evaluation hardware units. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventory consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$43,082	$20,789
Finished goods	54,528	18,056
Total inventory	$97,610	$38,845

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated
	Useful Life	September 30, 2020	December 31, 2019
Land	N/A	$57,052	$2,900
Building and leasehold improvements	3-39 years	20,330	20,089
Production equipment	3-7 years	32,919	29,961
Computers, equipment and software	3-5 years	7,839	8,126
Furniture and office equipment	5-7 years	6,014	6,514
Vehicles	5 years	1,782	1,753
Website development costs	3 years	204	204
Capitalized internal-use software development costs	3 years	3,670	3,670
Construction-in-process	N/A	17,546	12,385
Total cost		147,356	85,602
Less: Accumulated depreciation		(44,638)	(41,832)
Property and equipment, net		$102,718	$43,770

In September 2020, we purchased a parcel of land located in Scottsdale, Arizona at auction from the Arizona State Land Department, on which we intend to construct our new manufacturing and office facility. The purchase price of the land was $49.1 million, plus selling fees, administrative fees, and certain other costs and expenses incurred by the Arizona State Land Department pursuant to the auction, for a total of approximately $50.6 million. We also capitalized legal and broker fees related to the purchase totaling approximately $1.3 million. Additionally, we capitalized approximately $2.2 million paid to the City of Scottsdale under a separate public infrastructure reimbursement development agreement; we are eligible for a refund of this and other infrastructure and development costs to be paid by Axon up to a total of approximately $9.4 million if certain milestones in the agreement are achieved.

7. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2020 were as follows (in thousands):

		Software and
	TASER	Sensors	Total
Balance, beginning of period	$1,354	$23,659	$25,013
Foreign currency translation adjustments	—	(1)	(1)
Balance, end of period	$1,354	$23,658	$25,012

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible assets (other than goodwill) consisted of the following (in thousands):

		September 30, 2020			December 31, 2019
		Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable (definite-lived) intangible assets:
Domain names	5‑10 years	$3,161	$(1,263)	$1,898	$3,161	$(1,035)	$2,126
Issued patents	5‑25 years	3,216	(1,510)	1,706	3,271	(1,339)	1,932
Issued trademarks	3‑15 years	1,200	(573)	627	1,166	(678)	488
Customer relationships	4‑8 years	3,712	(1,784)	1,928	3,721	(1,416)	2,305
Non-compete agreements	3‑4 years	452	(419)	33	450	(404)	46
Developed technology	3‑5 years	10,660	(8,167)	2,493	10,660	(6,528)	4,132
Re-acquired distribution rights	2 years	2,042	(2,042)	—	2,009	(2,009)	—
Total amortizable		24,443	(15,758)	8,685	24,438	(13,409)	11,029
Non-amortizable (indefinite-lived) intangible assets:
TASER trademark		900		900	900		900
Patents and trademarks pending		675		675	842		842
Total non-amortizable		1,575		1,575	1,742		1,742
Total intangible assets		$26,018	$(15,758)	$10,260	$26,180	$(13,409)	$12,771

Amortization expense of intangible assets for the three and nine months ended September 30, 2020 was $0.8 million and $2.5 million, respectively. Amortization expense of intangible assets for the three and nine months ended September 30, 2019 was $0.8 million and $2.7 million, respectively. Estimated amortization for intangible assets with definite lives for the remaining three months of 2020, the next five years ended December 31, and thereafter, is as follows (in thousands):

2020 remaining	$831
2021	2,879
2022	1,277
2023	982
2024	899
2025	632
Thereafter	1,185
Total	$8,685

8. Other Long-Term Assets

Other long-term assets consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Cash surrender value of corporate-owned life insurance policies	$4,225	$4,214
Deferred commissions (1)	27,263	22,068
Restricted cash	59	56
Operating lease assets	22,368	9,653
Investment in unconsolidated affiliate (2)(4)	4,700	—
Warrants for unconsolidated affiliate (3)(4)	2,588	—
Prepaid expenses, deposits and other	6,085	4,190
Total other long-term assets	$67,288	$40,181

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)	Represents the incremental costs of obtaining contracts with customers, which consist primarily of sales commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contracts and amortized consistent with the recognition timing of the revenue for the underlying performance obligations.
(2)	In March 2020, we made an investment in and entered into a commercial partnership agreement with Flock Group Inc., a provider of advanced security for neighborhoods and law enforcement. Our $4.7 million investment resulted in our ownership of approximately 5% of the outstanding equity interests of this company. We account for this investment under the ASC 321 measurement alternative for equity securities without readily determinable fair values, as there are no quoted market prices for the investment. The investment is measured at cost less impairment, adjusted for observable price changes and is assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of September 30, 2020, no impairment was recorded for the investment.
(3)	In conjunction with the equity investment in and commercial partnership with Flock Group Inc., we have the ability to commit additional capital over time through warrants where the exercisability and exercise prices are conditional on the achievement of certain partnership performance metrics. The fair value of the preferred stock warrants was estimated at $2.6 million using Monte Carlo simulation.

(4)	In October 2020, we made an additional $2.1 million investment in Flock Group Inc. After this incremental investment, we hold approximately 4% of the outstanding equity interests. The issuance of new equity by Flock Group Inc. to us and other investors represents an observable price change for our existing investment and related warrants which will be reflected in the consolidated financial statements for the period ending December 31, 2020.

9. Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Accrued salaries, benefits and bonus	$25,365	$24,737
Accrued professional, consulting and lobbying fees	11,483	3,235
Accrued warranty expense	745	1,476
Accrued income and other taxes	18,086	3,362
Accrued inventory in transit	10,185	4,156
Other accrued expenses	8,250	8,035
Accrued liabilities	$74,114	$45,001

10. Income Taxes

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

The issuance of new equity in October 2020 by Flock Group Inc. to us and other investors represents an observable price change for our existing investment and related warrants which will be reflected in the consolidated financial statements for the period ending December 31, 2020. The taxability of any unrealized gain recognized will be deferred, creating a deferred tax liability in the period in which it is recognized.

Deferred Tax Assets

Net deferred income tax assets at September 30, 2020, primarily include R&D tax credits, stock-based compensation expense, deferred revenue, accruals and reserves, and net operating losses, partially offset by accelerated depreciation expense and valuation allowance reserve. Our total net deferred tax assets at September 30, 2020 were $39.2 million.

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

As of September 30, 2020, we continue to demonstrate three-year cumulative pre-tax income in the U.S. federal and state tax jurisdictions; however, we have Arizona R&D Tax Credits expiring unutilized each year. Therefore, management has concluded that it is more likely than not that our Arizona R&D deferred tax asset will not be realized.

We have certain foreign net operating loss carryovers, which have previously been fully offset with a valuation allowance. As of September 30, 2020, we now have cumulative pre-tax income in the U.K. and Canada, as measured over a three year rolling period, along with positive evidence from projections of future taxable income growth for both jurisdictions. Therefore, we have released the full valuation allowances against net operating loss carryovers in the U.K. and Canada of $1.3 million and $0.3 million, respectively, in the third quarter of 2020.

In Australia, we have determined that sufficient deferred tax liabilities will reverse in order to realize all assets except one long-lived intangible where there is not an expectation that the asset may be realized. Therefore, we have recorded a partial valuation allowance for Australia.

We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal, Arizona, and California income tax purposes. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $7.0 million as of September 30, 2020. Should the unrecognized benefit of $7.0 million be recognized, our effective tax rate would be favorably impacted. Approximately $2.8 million of the unrecognized tax benefit associated with R&D credits has been netted against the R&D deferred tax asset.

Effective Tax Rate

Our overall effective tax rate for the nine months ended September 30, 2020, after discrete period adjustments, was (79.8%). Before discrete adjustments, the tax rate was (137.0%), which differs from the federal statutory rate, primarily due to the impact of the executive compensation limitation under Internal Revenue Code ("IRC") Section 162(m) on a projected pre-tax loss for the year. The effective tax rate was favorably impacted by a $6.6 million discrete tax benefit

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

primarily associated with windfalls related to stock-based compensation for restricted stock units (“RSUs”) that vested or stock options that were exercised during the nine months ended September 30, 2020.

11. Stockholders’ Equity

Follow-on offering

In June 2020, we sold 3,450,000 shares of our common stock, which included 450,000 shares pursuant to the full exercise of the underwriters' option to purchase additional shares, in an underwritten public offering at a price of $92.00 per share, which resulted in gross proceeds of $317.4 million. Net proceeds to us after deducting fees, commissions, and other expenses related to the offering were $306.8 million.

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As of September 30, 2020, the following operational goals were considered probable of achievement:

●	Total revenue of $710.1 million, $860.1 million, and $1,010.1 million; and
●	Adjusted EBITDA (CEO Performance Award) of $125.0 million, $155.0 million, $175.0 million, $190.0 million, $200.0 million, $210.0 million, $220.0 million, and $230.0 million.

The first three market capitalization goals have been achieved as of September 30, 2020, and the fourth market capitalization goal was achieved in October 2020. However, none of the stock options granted under the CEO Performance Award have vested thus far as the operational goals have not yet been achieved as of September 30, 2020. As there are eleven operational goals considered probable of achievement, we recorded stock-based compensation expense of $69.5 million related to the CEO Performance Award from the Grant Date through September 30, 2020. The number of stock options that would vest related to the eleven tranches is approximately 5.8 million shares.

As of September 30, 2020, we had $158.9 million of total unrecognized stock-based compensation expense for the performance goals that were considered probable of achievement, which will be recognized over a weighted-average period of 5.09 years. As of September 30, 2020, we had unrecognized stock-based compensation expense of $17.6 million for the performance goals that were considered not probable of achievement.

eXponential Stock Performance Plan

On February 12, 2019, our shareholders approved the 2019 Stock Incentive Plan (the “2019 Plan”), which was adopted by the Board of Directors to reserve a sufficient number of shares to facilitate our eXponential Stock Performance Plan (“XSPP”) and grants of eXponential Stock Units (“XSUs”) under the plan. Initial awards under the plan were granted in January 2019, with additional employee awards granted since that date. During the three and nine months ended September 30, 2020, we granted an additional 0.1 million and 0.3 million XSUs, respectively.

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

As of September 30, 2020, actual shares outstanding exceeded the XSU Maximum as a result of the common stock offering completed in June 2020. Accordingly, market capitalization as calculated for the purposes of achieving additional goals uses the lower XSU Maximum share amount rather than actual shares outstanding. The first three market capitalization goals have been achieved as of September 30, 2020, and the fourth market capitalization goal was achieved in November 2020. However, none of the XSU tranches have vested thus far as the operational goals have not yet been achieved as of September 30, 2020. As there are eleven operational goals considered probable of achievement, we recorded stock-based compensation expense of $42.0 million related to the XSU awards from their respective grant dates through September 30, 2020. The number of XSU awards that would vest related to the eleven tranches is approximately 5.0 million shares.

As of September 30, 2020, we had $139.9 million of total unrecognized stock-based compensation expense for the performance goals that were considered probable of achievement, which will be recognized over a weighted-average period of 4.91 years. As of September 30, 2020, we had unrecognized stock-based compensation expense of $11.4 million for the performance goals that were considered not probable of achievement.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2020 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	1,249	$45.47
Granted	279	78.86
Released	(394)	39.00
Forfeited	(85)	50.82
Units outstanding, end of period	1,049	56.34	$95,112

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $90.70 per share, multiplied by the number of RSUs outstanding. As of September 30, 2020, there was $41.7 million in unrecognized compensation costs related to RSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 1.99 years. RSUs are released when vesting requirements are met.

Certain RSUs that vested in the nine months ended September 30, 2020 were net-share settled such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to RSUs were approximately 13 thousand and had a value of $1.1 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Performance Stock Units

The following table summarizes Performance Stock Units (“PSUs”) activity, inclusive of XSUs, for the nine months ended September 30, 2020 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	6,033	$34.47
Granted	380	55.94
Released	(160)	25.20
Forfeited	(474)	43.09
Units outstanding, end of period	5,779	35.43	$524,180

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $90.70 per share, multiplied by the number of PSUs outstanding. As of September 30, 2020, there was $143.9 million in unrecognized compensation costs related to PSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the PSUs over a weighted average period of 4.82 years. PSUs are released when vesting requirements are met.

As of September 30, 2020, the performance criteria had been met for approximately 0.1 million of the 5.8 million PSUs outstanding. Certain of the PSUs outstanding as of September 30, 2020 can vest with a range of shares earned being between 0% and 200% of the targeted shares granted, depending on the final achievement of pre-determined performance criteria as of the vesting date. The amount of PSUs included in the table above related to such grants is the target level. The maximum additional number of PSUs that could be earned is 0.2 million, which are not included in the table above.

On November 3, 2020, the Compensation Committee of our Board of Directors approved a modification to the definition of a metric for certain of our outstanding PSU awards. We will account for this change as a Type III modification under ASC 718 since the expectation of the attainment for this metric changed from improbable to probable. We expect to recognize additional stock-based compensation of approximately $3.5 million over the remaining requisite service period, beginning from the modification date.

Certain PSUs that vested in the nine months ended September 30, 2020 were net-share settled such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to PSUs were less than one thousand and had a value of $0.1 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2020 (number of units and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual	Aggregate
	Options	Price	Life (years)	Intrinsic Value
Options outstanding, beginning of year	6,431	$28.34
Granted	—	—
Exercised	(65)	4.52
Expired / terminated	—	—
Options outstanding, end of period	6,366	28.58	7.41	$395,449
Options exercisable, end of period	1	4.70	0.26	2

Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock of $90.70 on September 30, 2020. The intrinsic value of options exercised for the nine months ended September 30, 2020 and 2019 was $5.1 million and $1.1 million, respectively. As of September 30, 2020, total options outstanding included 6.4 million unvested performance-based stock options. Of this total, 5.8 million options relate to tranches of the CEO Performance Award considered probable of achievement and 0.5 million relate to the tranche of the CEO Performance Award not considered probable of achievement.

Stock-based Compensation Expense

The following table summarizes the composition of stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of products sold and services delivered	$744	$312	$2,170	$775
Sales, general and administrative expenses	19,117	9,508	60,853	19,130
Research and development expenses	6,233	3,843	17,101	10,290
Total stock-based compensation expense	$26,094	$13,663	$80,124	$30,195

Stock Incentive Plan

In February 2019, our shareholders approved the 2019 Plan authorizing an additional 6.0 million shares, plus remaining available shares under prior plans, for issuance under the new plan. Combined with the legacy stock incentive plans, there are 2.0 million shares available for grant as of September 30, 2020.

Stock Repurchase Plan

In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. During the nine months ended September 30, 2020 and 2019, no common shares were purchased under the program. As of September 30, 2020, $16.3 million remains available under the plan for future purchases. Any future purchases will be discretionary.

12. Line of Credit

We have a $50.0 million unsecured revolving line of credit with a domestic bank, of which $10.0 million is available for letters of credit. The credit agreement matures on December 31, 2021 and has an accordion feature which

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

allows for an increase in the total line of credit up to $100.0 million, subject to certain conditions, including the availability of additional bank commitments.

At September 30, 2020 and December 31, 2019, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of September 30, 2020, we had letters of credit outstanding of approximately $6.1 million under the facility and available borrowing of $43.9 million, excluding amounts available under the accordion feature. Advances under the line of credit bear interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.

We are required to comply with a maximum funded debt to EBITDA ratio of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At September 30, 2020, our funded debt to EBITDA ratio was 0.00 to 1.00.

13. Commitments and Contingencies

Product Litigation

As a manufacturer of weapons and other law enforcement tools used in high-risk field environments, we are often the subject of products liability litigation concerning the use of our products.  We are currently named as a defendant in 12 lawsuits (two pending dismissal) in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CED was used by law enforcement officers in connection with arrests or training. While the facts vary from case to case, these product liability claims typically allege defective product design, manufacturing, and/or failure to warn.  They seek compensatory and sometimes punitive damages, often in unspecified amounts.

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

U.S. Federal Trade Commission Litigation

The U.S. Federal Trade Commission (“FTC”) filed an enforcement action on January 3, 2020 regarding Axon’s May 2018 acquisition of Vievu LLC from Safariland LLC. The FTC alleges the merger was anticompetitive and adversely affected the body worn camera (“BWC”) and digital evidence management systems (“DEMS”) market for “large metropolitan police departments.” The stay of the administrative proceedings due to the COVID-19 pandemic lifted July 7, 2020 and fact and expert discovery is now complete. On October 2, 2020, the Ninth Circuit stayed the administrative hearing scheduled for October 13, 2020 pending decision on Axon’s appeal in the related matter discussed below. If ultimately successful, the FTC may require us to divest Vievu and other assets or take other remedial measures, any of which could be material to Axon. We are vigorously defending the matter. At this time, we cannot predict the eventual scope, duration, or outcome of the proceeding and accordingly we have not recorded any liability in the accompanying condensed consolidated financial statements.

Separately, on January 3, 2020, Axon sued the FTC in federal court in the District of Arizona for declaratory and injunctive relief alleging the FTC’s structure and administrative processes violate Article II of the U.S. Constitution and

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

our Fifth Amendment rights to due process and equal protection. On April 8, 2020, the district court dismissed the action, without prejudice, for lack of jurisdiction, requiring Axon to first bring its constitutional claims in the administrative case. Axon appealed that ruling to the Ninth Circuit (No. 20-15662), which granted expedited consideration and heard oral argument on July 17, 2020.  The matter is now under advisement.

In parallel to these matters, we are evaluating strategic alternatives to litigation, which we might pursue if determined to be in the best interests of shareholders and customers. This could include a divestiture of the Vievu entity and/or related assets and the licensure of certain intellectual and other intangible property. While we continue to believe the acquisition of Vievu was lawful and a benefit to Vievu’s customers, the cost, risk and distraction of protracted litigation merit consideration of settlement if achievable on terms agreeable to the FTC and us.

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

Based on our assessment of outstanding litigation and claims as of September 30, 2020, we have determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

Off-Balance Sheet Arrangements

Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At September 30, 2020, we had outstanding letters of credit of $6.1 million that are expected to expire in June 2021 and September 2021. We also had outstanding letters of credit and bank guarantees of $2.0 million that do not draw against our credit facility. The outstanding letters of credit are expected to expire in June 2021. Additionally, we had $24.0 million of outstanding surety bonds at September 30, 2020, with $0.1 million expiring in 2020, $2.7 million expiring in 2021, $3.2 million expiring in 2022, $7.5 million expiring in 2023 and the remaining $10.5 million expiring in 2024.

14. Employee Benefit Plans

We have a defined contribution 401(k) plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum amount allowed by law of their eligible compensation.

We also have a non-qualified deferred compensation plan for certain executives, employees and non-employee directors through which participants may elect to postpone the receipt and taxation of a portion of their compensation,

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

including stock-based compensation, received from us. The non-qualified deferred compensation plan allows eligible participants to defer up to 80% of their base salary and up to 100% of other types of compensation. The plan also allows for matching and discretionary employer contributions. Employee deferrals are deemed 100% vested upon contribution. Distributions from the plan are made upon retirement, death, separation of service, specified date or upon the occurrence of an unforeseeable emergency. Distributions can be paid in a variety of forms from lump sum to installments over a period of years. Participants in the plan are entitled to select from a wide variety of investments available under the plan and are allocated gains or losses based upon the performance of the investments selected by the participant. All gains or losses are allocated fully to plan participants and we do not guarantee a rate of return on deferred balances. Assets related to this plan consist of corporate-owned life insurance contracts and are included in other assets in the condensed consolidated balance sheets; see Note 8 for balances. Participants have no rights or claims with respect to any plan assets and any such assets are subject to the claims of our general creditors.

Contributions to the plans are made by both the employee and us. Our contributions to the 401(k) plan are based on the level of employee contributions and are immediately vested. Future matching contributions to the plans are at our sole discretion.

We also sponsor defined contribution plans in Australia, Finland, and the United Kingdom.

Our matching contributions for all defined contribution plans were $1.3 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively and $4.1 million and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Information relative to our reportable segments was as follows (in thousands):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
Net sales from products	$83,517	$36,574	$120,091	$71,424	$25,073	$96,497
Net sales from services	889	45,462	46,351	319	34,021	34,340
Net sales	84,406	82,036	166,442	71,743	59,094	130,837
Cost of product sales	31,297	26,501	57,798	26,504	15,941	42,445
Cost of service sales	—	10,404	10,404	—	8,223	8,223
Cost of sales	31,297	36,905	68,202	26,504	24,164	50,668
Gross margin	$53,109	$45,131	$98,240	$45,239	$34,930	$80,169

Research and development	$3,355	$25,891	$29,246	$3,485	$21,644	$25,129

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
Net sales from products	$228,569	97,565	$326,134	$197,148	$67,829	$264,977
Net sales from services	2,222	126,507	128,729	558	93,474	94,032
Net sales	230,791	224,072	454,863	197,706	161,303	359,009
Cost of product sales	88,787	61,720	150,507	74,044	46,221	120,265
Cost of service sales	—	29,331	29,331	—	24,098	24,098
Cost of sales	88,787	91,051	179,838	74,044	70,319	144,363
Gross margin	$142,004	$133,021	$275,025	$123,662	$90,984	$214,646

Research and development	$10,149	$75,038	$85,187	$10,284	$61,692	$71,976

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2020, and results of operations For the three and nine months ended September 30, 2020 and 2019, should be read in conjunction with the condensed consolidated financial statements and related notes included in this Report on Form 10-Q and the audited consolidated financial statements in our 2019 Annual Report on Form 10-K filed with the SEC on February 28, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2019 Annual Report on Form 10-K. See also "Special Note Regarding Forward-Looking Statements" on page ii of this Report on Form 10-Q.

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

Our revenues for the three months ended September 30, 2020 were $166.4 million, an increase of $35.6 million, or 27.2%, from the comparable period in the prior year. We had a loss from operations of $5.4 million compared to income from operations of $6.6 million for the same period in the prior year. Gross margin declined compared to the three months ended September 30, 2019 primarily as a result of product mix and the fulfillment of several large shipments of lower-to-negative-margin body camera hardware to our largest customers. Increased operating expenses to support continued and future growth also contributed to the decline in operating results. Expenses for the three months ended September 30, 2020 also reflected an increase of $10.1 million in stock-based compensation expense related to the CEO Performance Award and XSPP. An increase in litigation costs also contributed to the higher selling, general and administrative expense. For the three months ended September 30, 2020, we recorded a net loss of $0.9 million, which reflected an income tax benefit of $2.5 million, compared to net income of $6.1 million for the comparable period in the prior year.

Our revenues for the nine months ended September 30, 2020 were $454.9 million, an increase of $95.9 million, or 26.7%, from the comparable period in the prior year. We had a loss from operations of $19.9 million compared to income from operations of $8.0 million for the same period in the prior year. Gross margin improved compared to the nine months ended September 30, 2019 as a result of the mix of higher-margin software revenues, with improvement partially offset by the fulfillment of several large shipments of lower-to-negative-margin body camera hardware to our largest customers. Increased operating expenses to support continued and future growth also contributed to the decline in operating results. Expenses for the nine months ended September 30, 2020 also reflected an increase of $44.8 million in stock-based compensation expense related to the CEO Performance Award and XSPP. An increase in litigation costs also contributed to the higher selling, general and administrative expense. For the nine months ended September 30, 2020, we recorded a net loss of $27.6 million, which reflected income tax expense of $12.2 million, compared to net income of $13.3 million for the comparable period in the prior year.

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

In response to the pandemic, Axon has taken a number of actions:

Customer support:

●	Free access to Axon Citizen cloud software to all public law enforcement agencies for the remainder of 2020 to enable social distancing;
●	A partnership with the National Police Foundation to provide personal protective equipment (“PPE”) for first responders;
●	An online support center for our customers, www.axon.com/covid-19-support-center; and
●	Our annual Axon Accelerate user conference was held virtually in late August 2020.

Employee safety and manufacturing:

●	Curbed all non-essential travel at the beginning of March;
●	We continue to allow for a remote work model for office staff, with medical screening for any employees who do work in our offices; and
●	Mitigating contamination risk in our facilities through staggered shifts, the use of PPE, increased distancing, cleaning standards that exceed CDC guidance, access to an onsite registered nurse, and paying or subsidizing certain high-risk employees while they stay at home.

Supply chain:

●	We previously took steps to diversify our supply chain and global manufacturing footprint, which have positioned us well to manage through the pandemic. Thus far, we have been able to produce and ship our critical core products with little to no interruption.
●	We have proactively built up a safety stock of inventory to help meet strong product demand while also preparing us to stagger factory work schedules.
●	We are continuously monitoring our supply chain to manage through potential impacts, finding alternate sources when available or working with foreign regulators to ensure that our suppliers can provide parts.

Shareholder engagement:

●	We have pivoted our shareholder engagement to a virtual format.
o	Our annual meeting was held virtually on May 29, 2020;
o	We completed a follow-on equity offering in June 2020 for which all related marketing was conducted virtually; and
o	We will continue to participate in several upcoming investor conferences utilizing video conferencing. All investor materials and events are available at investor.axon.com.

We are in a strong liquidity position, with substantial cash and investments on hand, which are discussed in more detail under Liquidity and Capital Resources. We believe that our existing liquidity and other sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions and other liquidity requirements through at least the next 12 months. Our expenses for the three months and nine months ended September 30, 2020 increased by approximately $0.4 million and $4.1 million, respectively, for costs related to the pandemic. We expect ongoing increased costs related to the mitigation of contamination risk at our facilities. We expect these incremental costs will continue to be partially offset by savings on travel and events and other cost-savings measures.

We have elected to participate in the social security deferral program offered under the Coronavirus Aid, Relief, and Economic Security Act, whereby we can defer payment of the employer portion of all social security taxes that would otherwise be payable from March 27, 2020 through December 31, 2020. Payment of the deferred amount is due 50% on December 31, 2021 and 50% on December 31, 2022.

Results of Operations

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended September 30,
	2020		2019
Net sales from products	$120,091	72.2%	$96,497	73.8%
Net sales from services	46,351	27.8	34,340	26.2
Net sales	166,442	100.0	130,837	100.0
Cost of product sales	57,798	34.7	42,445	32.4
Cost of service sales	10,404	6.3	8,223	6.3
Cost of sales	68,202	41.0	50,668	38.7
Gross margin	98,240	59.0	80,169	61.3
Operating expenses:
Sales, general and administrative	74,443	44.7	48,424	37.0
Research and development	29,246	17.6	25,129	19.2
Total operating expenses	103,689	62.3	73,553	56.2
Income (loss) from operations	(5,449)	(3.3)	6,616	5.1
Interest and other income, net	2,040	1.3	1,820	1.4
Income (loss) before provision for income taxes	(3,409)	(2.0)	8,436	6.5
Provision for (benefit from) income taxes	(2,536)	(1.5)	2,332	1.8
Net income (loss)	$(873)	(0.5)%	$6,104	4.7%

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended September 30,
	2020		2019
United States	$143,380	86%	$110,809	85%
Other countries	23,062	14	20,028	15
Total	$166,442	100%	$130,837	100%

International revenue increased compared to the prior year comparable period, driven primarily by increased sales in the Americas, Asia Pacific, and Europe regions.

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended September 30,				Dollar	Percent
	2020		2019		Change	Change
TASER segment:
TASER 7	$21,702	13.0%	$20,214	15.4%	$1,488	7.4%
TASER X26P	9,766	5.9	11,578	8.8	(1,812)	(15.7)
TASER X2	14,494	8.7	13,241	10.1	1,253	9.5
TASER Pulse	2,981	1.8	1,132	0.9	1,849	163.3
Cartridges	26,335	15.8	18,901	14.4	7,434	39.3
Axon Evidence and cloud services	692	0.4	218	0.2	474	217.4
Extended warranties	5,265	3.2	4,543	3.5	722	15.9
Other	3,171	1.9	1,916	1.5	1,255	65.5
Total TASER segment	84,406	50.7	71,743	54.8	12,663	17.7
Software and Sensors segment:
Axon Body	15,978	9.6	6,763	5.2	9,215	136.3
Axon Flex	1,589	1.0	1,670	1.3	(81)	(4.9)
Axon Fleet	4,215	2.5	4,341	3.3	(126)	(2.9)
Axon Dock	5,708	3.4	3,358	2.6	2,350	70.0
Axon Evidence and cloud services	45,450	27.3	34,022	26.0	11,428	33.6
Extended warranties	6,514	3.9	4,714	3.6	1,800	38.2
Other	2,582	1.6	4,226	3.2	(1,644)	(38.9)
Total Software and Sensors segment	82,036	49.3	59,094	45.2	22,942	38.8
Total net sales	$166,442	100.0%	$130,837	100.0%	$35,605	27.2%

Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Three Months Ended September 30,		Unit	Percent
	2020	2019	Change	Change
TASER 7	15,908	17,674	(1,766)	(10.0)
TASER X26P	8,119	10,766	(2,647)	(24.6)
TASER X2	10,078	9,819	259	2.6
TASER Pulse	12,811	3,923	8,888	226.6
Cartridges	852,980	566,347	286,633	50.6
Axon Body	62,873	22,037	40,836	185.3
Axon Flex	3,175	5,409	(2,234)	(41.3)
Axon Fleet	2,396	2,967	(571)	(19.2)
Axon Dock	9,165	3,724	5,441	146.1

Net sales for the TASER segment increased 17.7% primarily due to an increase of $7.4 million in cartridge revenue and a net increase of $2.8 million in TASER device sales. The increase in cartridge revenue was due to increased units and was partially offset by a decline in average selling prices. Revenue from consumer TASER Pulse devices increased due to a substantial increase in volume, partially offset by lower average selling prices. We continue to see a shift to purchases of our latest generation device, TASER 7, from legacy devices, especially X26P devices. Revenue was also impacted by higher average selling prices for TASER 7, X2, and X26P.

Net sales for the Software and Sensors segment increased 38.8% during the three months ended September 30, 2020 as we continued to add users and associated devices to our network. The increase in the aggregate number of users resulted in increased Axon Evidence revenue of $11.4 million. Sales of our newest generation body camera, Axon Body 3, which began shipping in September 2019, drove the increase of $9.2 million in Axon Body revenue and the increase of $2.4 million in Axon Dock revenue. The increase was partially due to the shipment of contractual hardware upgrades.

We consider total company future contracted revenues a forward-looking performance indicator. As of September 30, 2020, we had approximately $1.51 billion of total company future contracted revenue, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. We expect to recognize between 20% - 25% of this balance over the next twelve months, and expect the remainder to be recognized over the following five to seven years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses. The continuing increase in future contracted revenues were driven by continued North American demand for body cameras and cloud software and TASER demand driven by the U.S. Federal and corrections markets.

Cost of Product and Service Sales

Within the TASER segment, cost of product sales increased to $31.3 million for the three months ended September 30, 2020 from $26.5 million for the same period in 2019. Cost as a percentage of sales increased slightly to 37.1% from 36.9%. The increase was primarily a result of product mix during the quarter, as well as an increase of approximately $0.4 million in response to COVID-19, primarily related to costs for employee quarantines and paying or subsidizing certain high-risk employees while they stayed at home.

Within the Software and Sensors segment, cost of product and service sales increased to $36.9 million for the three months ended September 30, 2020 from $24.2 million for the same period in 2019. Cost as a percentage of sales increased to 45.0% from 40.9%. The decrease was driven by the fulfillment of several large shipments of lower-margin body camera hardware to our largest customers.

Gross Margin

As a percentage of net sales, gross margin for the TASER segment decreased slightly to 62.9% from 63.1% for the three months ended September 30, 2020 and 2019, respectively. The decrease was primarily a result of product mix during the quarter.

As a percentage of net sales, gross margin for the Software and Sensors segment decreased to 55.0% from 59.1% for the three months ended September 30, 2020 and 2019, respectively. Within the Software and Sensors segment, hardware gross margin was 27.5% for the three months ended September 30, 2020 compared to 36.4% for the same period in 2019, while the service margins were 77.1% and 75.8% during those same periods, respectively. Hardware gross margin was impacted by the fulfillment of several large shipments of lower-margin body camera hardware to our largest customers, but was higher than previously anticipated for the quarter due to overall product mix.

Sales, General and Administrative Expenses

Sales, general and administrative ("SG&A") expenses were comprised as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar	Percent
	2020	2019	Change	Change
Total sales, general and administrative expenses	$74,443	$48,424	$26,019	53.7
Sales, general, and administrative as a percentage of net sales	44.7%	37.0%

Stock-based compensation expense increased $9.6 million in comparison to the prior year comparable period, which was primarily attributable to an increase of $4.4 million in expense related to the CEO Performance Award and an increase of $4.2 million related to our XSPP. As of September 30, 2020, eleven operational goals for the CEO Performance Award and XSPP are considered probable of attainment; during the prior year comparable period, only three operational goals were considered probable. Stock-based compensation expense also increased over the prior year comparable period due to an increase in headcount.

Professional, consulting and lobbying expenses increased $9.3 million, driven by an increase of $8.6 million in expenses related to the FTC litigation. As discussed in Note 13 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q, on January 3, 2020, we sued the FTC in the District of Arizona, and the FTC filed an enforcement action regarding our May 2018 acquisition of Vievu LLC. This litigation has resulted in an increase in legal expenses during the year ending December 31, 2020. While the amount and timing of such expenses is unknown and will vary depending on the progression of litigation, we currently anticipate expenses in the range of $19.0 million to $21.0 million for the year.

Salaries, benefits and bonus expense increased $5.4 million primarily due to an increase in headcount.

Partially offsetting the noted increases were decreases resulting from actions taken in response to the COVID-19 pandemic. Travel expenses decreased $1.6 million following the suspension of all non-essential travel in mid-March 2020. Sales and marketing expenses increased $1.0 million compared to the prior year period, reflecting increased commissions tied to higher revenues.

Research and Development Expenses

Research and development ("R&D") expenses were comprised as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar	Percent
	2020	2019	Change	Change
Total research and development expenses	$29,246	$25,129	$4,117	16.4
Research and development as a percentage of net sales	17.6%	19.2%

The increase in R&D expense was primarily attributable to our Software and Sensors segment. Within the TASER segment, R&D expense was flat, reflecting increased consulting expense in the current quarter, which was partially offset by lower compensation and benefits resulting from decreased headcount. R&D expense for the Software and Sensors segment increased $4.2 million, reflecting an increase of $2.1 million in salaries, benefits and bonus expense and an increase of $2.4 million in stock-based compensation expense.

Stock-based compensation expense increased in comparison to the prior year comparable period, which was primarily attributable to an increase of $1.4 million in expense related to our XSPP. As of September 30, 2020, eleven operational goals for the XSPP are considered probable of attainment; during the prior year comparable period, only three operational goals were considered probable. Stock-based compensation expense also increased over the prior year comparable period due to an increase in headcount. The remaining increase in salaries, benefits and bonus was primarily a result of increased headcount. Additionally, professional and consulting expenses increased $0.8 million for the three months ended September 30, 2020 related to development of next generation products. The increases were partially offset by a decrease of $0.6 million in travel expense following the suspension of all non-essential travel in mid-March 2020 due to the COVID-19 pandemic.

We expect R&D expense to continue to increase in absolute dollars as we focus on growing the Software and Sensors segment as we add headcount and additional resources to develop new products and services to further advance our scalable cloud-connected device platform. We are investing in technologies that include our conducted energy devices, body cameras, in-car cameras and other sensors, artificial intelligence, digital evidence management, productivity software, communications software, and technologies that enable real-time situational awareness for public safety. We believe that these investments will result in an increase in our subscription revenue base, which over time will result in revenue increasing faster than the increase in SG&A expenses as we reach economies of scale.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was $2.0 million for the three months ended September 30, 2020 compared to $1.8 million for the same period in 2019. The increase was primarily attributable to an increase of $1.0 million in realized gains on foreign currency. The increase was partially offset by a decrease of $0.9 million in interest income as a result of decreased interest rates during the current period.

Provision for Income Taxes

The provision for income taxes was a benefit of $2.5 million for the three months ended September 30, 2020, which was an effective tax rate of 74.4%. Our estimated full year effective income tax rate for 2020, before discrete period adjustments, is (137.0%), which differs from the federal statutory rate primarily due to the impact of the executive compensation limitation under Internal Revenue Code ("IRC") Section 162(m) on a projected pre-tax loss for the year. The effective tax rate was favorably impacted by a $0.7 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs that vested or stock options that were exercised during the three months ended September 30, 2020.

Net Income

Our net income decreased by $7.0 million to a loss of $0.9 million for the three months ended September 30, 2020 compared to net income of $6.1 million for the same period in 2019. Net loss per basic and diluted share was $0.01 for the three months ended September 30, 2020 compared to $0.10 net income per basic and diluted share for the same period in 2019.

Three Months Ended September 30, 2020 Compared to the Three Months Ended June 30, 2020

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended		Three Months Ended		Dollar	Percent
	September 30, 2020		June 30, 2020		Change	Change
TASER segment:
TASER 7	$21,702	13.0%	$11,588	8.2%	$10,114	87.3%
TASER X26P	9,766	5.9	9,511	6.7	255	2.7
TASER X2	14,494	8.7	16,832	11.9	(2,338)	(13.9)
TASER Pulse	2,981	1.8	2,193	1.6	788	35.9
Cartridges	26,335	15.8	23,772	16.8	2,563	10.8
Axon Evidence and cloud services	692	0.4	586	0.4	106	18.1
Extended warranties	5,265	3.2	5,098	3.6	167	3.3
Other	3,171	1.9	910	0.5	2,261	248.5
TASER segment	84,406	50.7	70,490	49.7	13,916	19.7
Software and Sensors segment:
Axon Body	15,978	9.6	11,844	8.4	4,134	34.9
Axon Flex	1,589	1.0	680	0.5	909	133.7
Axon Fleet	4,215	2.5	4,098	2.9	117	2.9
Axon Dock	5,708	3.4	4,055	2.9	1,653	40.8
Axon Evidence and cloud services	45,450	27.3	41,891	29.7	3,559	8.5
Extended warranties	6,514	3.9	5,735	4.1	779	13.6
Other	2,582	1.6	2,466	1.8	116	4.7
Software and Sensors segment	82,036	49.3	70,769	50.3	11,267	15.9
Total net sales	$166,442	100.0%	$141,259	100.0%	$25,183	17.8%

Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Three Months Ended
			Unit	Percent
	September 30, 2020	June 30, 2020	Change	Change
TASER 7	15,908	9,014	6,894	76.5%
TASER X26P	8,119	7,658	461	6.0%
TASER X2	10,078	13,100	(3,022)	(23.1)%
TASER Pulse	12,811	5,429	7,382	136.0%
Cartridges	852,980	715,268	137,712	19.3%
Axon Body	62,873	35,066	27,807	79.3%
Axon Flex	3,175	1,964	1,211	61.7%
Axon Fleet	2,396	2,327	69	3.0%
Axon Dock	9,165	4,634	4,531	97.8%

Net sales within the TASER segment increased by approximately $13.9 million or 19.7% as compared to the prior quarter. The largest driver of the increase was increased revenue from TASER 7 devices driven by higher unit sales and an increase in average selling prices. Additionally, cartridge revenue increased $2.6 million due to increased units, partially offset by a decline in average selling prices. The increases were partially offset by a decrease in revenue from X2 devices driven by a decrease in units.

Within the Software and Sensors segment, net sales increased $11.3 million or 15.9% during the three months ended September 30, 2020 compared to the prior quarter. Revenue from Axon devices increased a combined $6.8 million primarily due to higher unit sales. Higher average selling prices for Axon Flex also contributed to the increase, while lower average selling prices for Axon Body cameras and docks partially offset the increase. Axon Evidence revenues increased $3.6 million primarily based on an increase in the aggregate number of users on our Axon network. The increase was partially due to the shipment of contractual hardware upgrades.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Nine Months Ended September 30,
	2020		2019
Net sales from products	$326,134	71.7%	$264,977	73.8%
Net sales from services	128,729	28.3	94,032	26.2
Net sales	454,863	100.0	359,009	100.0
Cost of product sales	150,507	33.1	120,265	33.5
Cost of service sales	29,331	6.4	24,098	6.7
Cost of sales	179,838	39.5	144,363	40.2
Gross margin	275,025	60.5	214,646	59.8
Operating expenses:
Sales, general and administrative	209,763	46.1	134,678	37.6
Research and development	85,187	18.7	71,976	20.0
Total operating expenses	294,950	64.8	206,654	57.6
Income (loss) from operations	(19,925)	(4.3)	7,992	2.2
Interest and other income, net	4,594	0.9	5,978	1.7
Income (loss) before provision for income taxes	(15,331)	(3.4)	13,970	3.9
Provision for (benefit from) income taxes	12,227	2.7	709	0.2
Net income (loss)	$(27,558)	(6.1)%	$13,261	3.7%

The following table presents our revenues disaggregated by geography (in thousands):

	Nine Months Ended September 30,
	2020		2019
United States	$368,390	81%	$298,736	83%
Other Countries	86,473	19	60,273	17
Total	$454,863	100%	$359,009	100%

International revenue increased compared to the prior year comparable period, driven primarily by increased sales in the Americas, Asia Pacific and Europe regions.

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Nine Months Ended September 30,				Dollar	Percent
	2020		2019		Change	Change
TASER segment:
TASER 7	$48,616	10.7%	$39,466	11.0%	$9,150	23.2%
TASER X26P	30,338	6.7	37,832	10.5	(7,494)	(19.8)
TASER X2	45,401	10.0	40,413	11.3	4,988	12.3
TASER Pulse	6,374	1.4	2,920	0.8	3,454	118.3
Cartridges	76,732	16.8	57,354	16.0	19,378	33.8
Axon Evidence and cloud services	1,776	0.4	363	0.1	1,413	389.3
Extended warranties	15,340	3.4	13,341	3.7	1,999	15.0
Other	6,214	1.3	6,017	1.7	197	3.3
TASER segment	230,791	50.7	197,706	55.1	33,085	16.7
Software and Sensors segment:
Axon Body	40,645	8.9	18,820	5.2	21,825	116.0
Axon Flex	3,452	0.8	4,517	1.3	(1,065)	(23.6)
Axon Fleet	13,088	2.9	10,977	3.1	2,111	19.2
Axon Dock	14,714	3.2	9,401	2.6	5,313	56.5
Axon Evidence and cloud services	126,495	27.8	93,461	26.0	33,034	35.3
Extended warranties	17,707	3.9	14,064	3.9	3,643	25.9
Other	7,971	1.8	10,063	2.8	(2,092)	(20.8)
Software and Sensors segment	224,072	49.3	161,303	44.9	62,769	38.9
Total net sales	$454,863	100.0%	$359,009	100.0%	$95,854	26.7%

Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Nine Months Ended September 30,		Unit	Percent
	2020	2019	Change	Change
TASER 7	36,352	34,644	1,708	4.9%
TASER X26P	26,780	35,244	(8,464)	(24.0)%
TASER X2	33,656	29,439	4,217	14.3%
TASER Pulse	21,501	8,807	12,694	144.1%
Cartridges	2,441,612	1,789,084	652,528	36.5%
Axon Body	137,803	68,231	69,572	102.0%
Axon Flex	8,213	12,508	(4,295)	(34.3)%
Axon Fleet	7,399	7,143	256	3.6%
Axon Dock	19,096	12,126	6,970	57.5%

Net sales for the TASER segment increased $33.1 million, or 16.7%, primarily due to an increase of $19.4 million in cartridge revenue, as well as a net increase of $10.1 million in TASER device sales. The increase in cartridge revenue was due to increased units and was partially offset by a decrease in average selling prices. TASER device unit sales increased for all TASER devices except X26P. Revenue was also impacted by higher average selling prices for TASER 7 and X26P devices, while average selling prices were lower for X2 and consumer Pulse devices.

Net sales for the Software and Sensors segment increased $62.8 million, or 38.9%, during the nine months ended September 30, 2020 as we continued to add users and associated devices to our network. The increase in the aggregate number of users resulted in increased Axon Evidence revenue of $33.0 million. Sales of our newest generation body camera, Axon Body 3, which began shipping in September 2019, drove the increase of $21.8 million in Axon Body revenue and the increase of $5.3 million in Axon Dock revenue.

Cost of Product and Service Sales

Within the TASER segment, cost of product sales increased to $88.8 million for the nine months ended September 30, 2020 from $74.0 million for the same period in 2019. Cost as a percentage of sales increased to 38.5% from 37.5%. The increase in cost of product sales was primarily attributable to the mix of products, with higher cost per unit for TASER 7 handles and cartridges as well as higher depreciation on new production equipment for the TASER 7. Additionally, we incurred expense of approximately $2.0 million in response to COVID-19, primarily related to a two week manufacturing shutdown where we continued to pay nonworking employees, as well as costs for employee quarantines and paying or subsidizing certain high-risk employees while they stayed at home. The increases were partially offset by non-recurring costs incurred during the prior year comparable period of approximately $2.3 million for TASER 7 ramp-up and optimization costs related to scrap, obsolete inventory, and higher labor costs.

Within the Software and Sensors segment, cost of product and service sales increased to $91.1 million for the nine months ended September 30, 2020 from $70.3 million for the same period in 2019. Cost as a percentage of sales decreased to 40.6% from 43.6%. Cost of product sales increased $15.5 million, but decreased as a percentage of sales as a result of product mix and the higher average selling price for Axon Body 3 cameras, which began shipping in September 2019. Cost of service sales increased $5.2 million, and decreased as a percentage of sales, driven by the mix of higher-margin software revenues.

Gross Margin

As a percentage of net sales, gross margin for the TASER segment decreased to 61.5% from 62.5% for the nine months ended September 30, 2020 and 2019, respectively. The decrease was primarily a result of the mix of higher cost TASER 7 devices and cartridges and expenses related to COVID-19.

As a percentage of net sales, gross margin for the Software and Sensors segment increased to 59.4% from 56.4% for the nine months ended September 30, 2020 and 2019, respectively. Within the Software and Sensors segment, hardware gross margin was 36.7% for the nine months ended September 30, 2020 compared to 31.9% for the same period in 2019, while the service margins were 76.8% and 74.2% during those same periods, respectively.

Sales, General and Administrative Expenses

Sales, general and administrative ("SG&A") expenses were comprised as follows (dollars in thousands):

	Nine Months Ended September 30,		Dollar	Percent
	2020	2019	Change	Change
Total sales, general and administrative expenses	$209,763	$134,678	$75,085	55.8%
SG&A expenses as a percentage of net sales	46.1%	37.6%

Stock-based compensation expense increased $41.7 million in comparison to the prior year comparable period, which was primarily attributable to an increase of $24.7 million in expense related to the CEO Performance Award and an increase of $14.8 million related to our XSPP. As of September 30, 2020, eleven operational goals for the CEO

Performance Award and XSPP are considered probable of attainment; during the prior year comparable period, only three operational goals were considered probable. Stock-based compensation expense also increased over the prior year comparable period due to an increase in headcount.

Professional, consulting and lobbying expenses increased $19.5 million, driven by an increase of $18.5 million in expenses related to the FTC litigation. As discussed in Note 13 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q, on January 3, 2020, we sued the FTC in the District of Arizona, and the FTC filed an enforcement action regarding our May 2018 acquisition of Vievu LLC. This litigation has resulted in an increase in legal expenses during the year ending December 31, 2020. While the amount and timing of such expenses is unknown and will vary depending on the progression of litigation, we currently anticipate expenses in the range of $19.0 million to $21.0 million for the year.

Salaries, benefits and bonus expense increased $9.9 million primarily due to an increase in headcount.

Charitable contributions increased $1.7 million, reflecting our donations of PPE under our Got You Covered campaign.

Partially offsetting the noted increases were decreases resulting from actions taken in response to the COVID-19 pandemic. Travel expenses decreased $4.1 million following the suspension of all non-essential travel in mid-March 2020. Sales and marketing expenses increased $1.4 million compared to the prior year period, reflecting increased commissions tied to higher revenues, partially offset by savings driven by the cancellation of our in-person Axon Accelerate user conference.

Research and Development Expenses

Research and development ("R&D") expenses were comprised as follows (dollars in thousands):

	Nine Months Ended September 30,		Dollar	Percent
	2020	2019	Change	Change
Total research and development expenses	$85,187	$71,976	$13,211	18.4%
R&D expenses as a percentage of net sales	18.7%	20.0%

The increase in R&D expense was primarily attributable to our Software and Sensors segment. Within the TASER segment, R&D expense was flat, reflecting increased consulting expense in the current quarter, which was partially offset by lower compensation and benefits resulting from decreased headcount. R&D expense for the Software and Sensors segment increased $13.3 million, reflecting an increase of $6.1 million in salaries, benefits and bonus expense and an increase of $6.4 million in stock-based compensation expense.

Stock-based compensation expense increased in comparison to the prior year comparable period, which was primarily attributable to an increase of $5.3 million in expense related to our XSPP. As of September 30, 2020, eleven operational goals for the XSPP are considered probable of attainment; during the prior year comparable period, only three operational goals were considered probable. Stock-based compensation expense also increased over the prior year comparable period due to an increase in headcount. The remaining increase in salaries, benefits and bonus was primarily a result of increased headcount. Additionally, professional and consulting expenses increased $1.6 million for the nine months ended September 30, 2020 related to development of next generation products. The increases were partially offset by a decrease of $1.2 million in travel expense following the suspension of all non-essential travel in mid-March 2020 due to the COVID-19 pandemic.

We expect R&D expense to continue to increase in absolute dollars as we focus on growing the Software and Sensors segment as we add headcount and additional resources to develop new products and services to further advance our scalable cloud-connected device platform. We are investing in technologies that include our conducted energy devices, body cameras, in-car cameras and other sensors, artificial intelligence, digital evidence management, productivity software, communications software, and technologies that enable real-time situational awareness for public safety. We believe that these investments will result in an increase in our subscription revenue base, which over time will result in revenue increasing faster than the increase in SG&A expenses as we reach economies of scale.

Interest and Other Income (Expense), Net

Interest and other income, net was $4.6 million for the nine months ended September 30, 2020 compared to $6.0 million for the same period in 2019. The decrease was primarily attributable to a decrease of $1.7 million in interest income as a result of decreased interest rates during the current period.

Provision for Income Taxes

The provision for income taxes was an expense of $12.2 million for the nine months ended September 30, 2020, which was an effective tax rate of (79.8%). Our estimated full year effective income tax rate for 2020, before discrete period adjustments, is (137.0%), which differs from the federal statutory rate primarily due to the impact of the executive compensation limitation under IRC Section 162(m) on a projected pre-tax loss for the year. The effective tax rate was favorably impacted by a $6.6 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs that vested or stock options that were exercised during the nine months ended September 30, 2020.

Net Income

Our net income decreased by $40.9 million to a net loss of $27.6 million for the nine months ended September 30, 2020 compared to net income of $13.3 million for the same period in 2019. Net loss per basic and diluted share was $0.45 for the nine months ended September 30, 2020 compared to net income per basic and diluted share of $0.22 for the same period in 2019.

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

Although these non-GAAP financial measures are not consistent with GAAP, management believes investors will benefit by referring to these non-GAAP financial measures when assessing our operating results, as well as when forecasting and analyzing future periods. However, management recognizes that:

●	these non-GAAP financial measures are limited in their usefulness and should be considered only as a supplement to our GAAP financial measures;
●	these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, our GAAP financial measures;
●	these non-GAAP financial measures should not be considered to be superior to our GAAP financial measures; and

●	these non-GAAP financial measures were not prepared in accordance with GAAP and investors should not assume that the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q were prepared under a comprehensive set of rules or principles.

EBITDA and Adjusted EBITDA (CEO Performance Award) reconciles to net income as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Net income (loss)	$(873)	$(30,759)	$6,104	$(27,558)	$13,261
Depreciation and amortization	3,133	2,930	2,709	8,944	8,196
Interest expense	32	5	4	44	27
Investment interest income	(965)	(1,499)	(1,647)	(3,157)	(5,280)
Provision for (benefit from) income taxes	(2,536)	18,696	2,332	12,227	709
EBITDA	$(1,209)	$(10,627)	$9,502	$(9,500)	$16,913

Adjustments:
Stock-based compensation expense	26,094	33,835	13,663	80,124	30,195
Adjusted EBITDA (CEO Performance Award)	$24,885	$23,208	$23,165	$70,624	$47,108

Liquidity and Capital Resources

Summary

As of September 30, 2020, we had $176.0 million of cash and cash equivalents, an increase of $3.7 million as compared to December 31, 2019. Cash and cash equivalents and investments totaled $627.5 million, representing an increase of $231.2 million from December 31, 2019.

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

As of September 30, 2020, we had letters of credit outstanding of $6.1 million, leaving the net amount available for borrowing of $43.9 million. The facility matures on December 31, 2021, and has an accordion feature which allows for an increase in the total line of credit up to $100.0 million, subject to certain conditions, including the availability of additional bank commitments. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At September 30, 2020 and December 31, 2019, there were no borrowings under the line other than the outstanding letters of credit.

Our agreement with the bank requires us to comply with a maximum funded debt to EBITDA ratio, as defined, of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At September 30, 2020, our funded debt to EBITDA ratio was 0.00 to 1.00.

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

Based on our strong balance sheet and the fact that we do not have long-term debt at September 30, 2020, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions and other liquidity requirements through at least the next 12 months. We and our Board of Directors may consider repurchases of our common stock from time to time pursuant to our stock repurchase plan. Further repurchases of our common stock would take place on the open market, would be financed with available cash and are subject to market and business conditions.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2020	2019
Operating activities	$4,163	$19,864
Investing activities	(300,294)	(162,925)
Financing activities	300,188	(3,162)
Effect of exchange rate changes on cash and cash equivalents	(303)	(678)
Net increase (decrease) in cash and cash equivalents and restricted cash	$3,754	$(146,901)

Operating activities

Net cash provided by operating activities in the first nine months of 2020 of $4.2 million reflects $27.6 million in net loss, non-cash income statement items totaling $85.0 million, and a use of cash of $53.3 million for the net change in operating assets and liabilities. Included in the non-cash items were $8.9 million in depreciation and amortization expense, $80.1 million in stock-based compensation expense, and a $11.7 million increase in deferred tax assets, net. Cash used in operations was primarily driven by increased inventory of $59.4 million, as we proactively built up a safety stock of inventory to help meet strong product demand while also preparing us to stagger factory work schedules. Also contributing to the use of cash were increased accounts and notes receivable and contract assets of $48.6 million, which was attributable to increased sales over the last several quarters, primarily sales made under subscription plans. Partially offsetting the uses of cash were increases in accounts payable, accrued liabilities and other liabilities of $25.4 million, and in deferred revenue of $34.1 million. The increase in accounts payable, accrued liabilities and other liabilities was primarily attributable to accruals for professional services, inventory in transit, and taxes. The increase in deferred revenue was primarily attributable to increased hardware deferred revenue from TASER subscription sales, partially offset by a decrease in prepayments for Software and Sensors services.

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

Investing activities

We used $300.3 million in investing activities during the first nine months of 2020, which was comprised of $229.5 million for the purchase of investments, net of proceeds, $66.0 million for the purchase of property and equipment and intangible assets, and $4.7 million for an equity investment in an unconsolidated affiliate.

We used $162.9 million in investing activities during the first nine months of 2019, which was comprised of $150.5 million for the purchase of investments, net of proceeds, and $12.4 million for the purchase of property and equipment and intangible assets.

Financing activities

Net cash provided by financing activities was $300.2 million during the first nine months of 2020. During the first nine months of 2020, we completed an equity offering that generated net proceeds of $306.8 million and received proceeds from options exercised of $0.3 million; the proceeds were partially offset by payments of income and payroll taxes of $6.9 million on behalf of employees who net-settled stock awards during the period.

Net cash used in financing activities was $3.2 million during the first nine months of 2019. During the first nine months of 2019, we paid income and payroll taxes of $3.3 million on behalf of employees who net-settled stock awards during the period, which was partially offset by proceeds from options exercised of $0.1 million.

Off-Balance Sheet Arrangements

The discussion under the heading off-balance sheet arrangements in Note 13 of the notes to our condensed consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated by reference herein.

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

We have granted a total of 14.9 million performance-based awards (options and restricted stock units) of which 12.1 million are outstanding. As of September 30, 2020, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions, our future sales targets and operating performance and market capitalization. Compensation expense for performance awards will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of the fair value of the awards and timing of recognition of stock-based compensation and consequently, the related amount recognized in our condensed consolidated statements of operations and comprehensive income (loss).

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

A majority of our customers are governmental agencies. Due to municipal government funding rules, certain of our contracts are subject to appropriation, termination for convenience, or similar cancellation clauses, which could allow our customers to cancel or not exercise options to renew contracts in the future. Economic slowdowns that negatively affect municipal tax collections and put pressure on law enforcement may increase this risk and negatively impact the realizability of our accounts and notes receivable and contract assets. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and recorded additional credit loss expense of approximately $0.8 million during the nine months ended September 30, 2020.

Based on the balances of our financial instruments as of September 30, 2020, a hypothetical 25 percent increase in expected credit loss rates across all pools would result in a $0.7 million increase in the allowance for expected credit losses.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, and corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. Based on investment positions as of September 30, 2020, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $1.9 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Additionally, we have access to a $50.0 million line of credit borrowing facility which bears interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to EBITDA ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $6.1 million at September 30, 2020. At September 30, 2020, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $43.9 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

Exchange Rate Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, in each case compared to the U.S. dollar, related to transactions by our foreign subsidiaries. The majority of our sales to international customers are transacted in foreign currencies and therefore are subject to exchange rate fluctuations on these transactions. The cost of our products to our customers increases when the U.S. dollar strengthens against their local currency, and we may have more sales and expenses denominated in foreign currencies in future years which could increase our foreign exchange rate risk. Additionally, intercompany sales to our non-U.S. dollar functional currency international subsidiaries are transacted in U.S. dollars which could increase our foreign exchange rate risk caused by foreign currency transaction gains and losses.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The discussion under the headings Product Litigation, Other Litigation, and U.S. Federal Trade Commission Investigation in Note 13 of the notes to our condensed consolidated financial statements included within this Quarterly Report on Form 10-Q is incorporated by reference herein.

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

COVID-19-related risks that may affect our operations and financial results include, but are not limited to:

●	Manufacturing disruptions at our Scottsdale headquarters or at our suppliers;
●	A change in our classification as an essential business that impairs our ability to continue operating;
●	Economic slowdowns that negatively affect municipal and state tax collections and put pressure on law enforcement budgets that in turn increases the risk that our customers will be unable to appropriate funds for existing or future contracts with us; this could also affect customer demand and ability to pay, cause decreases in sales, and negatively impact the realizability of our accounts and notes receivable and contract assets;
●	Existing and potential increased costs relating to personal protective equipment, which we are sourcing for our employees and customers;
●	Costs incurred to shut down and decontaminate our facilities if the virus is detected;
●	Extended illness, incapacitation or death of key personnel or executives;
●	Ongoing governmental mandates to shutdown factories or limit travel and the movement of people;
●	Compounding risk from second and third wave infections around the world, including in the U.S.; and
●	Additional airline bankruptcies or further reduction in very limited global freight capacity that causes interruptions to our supply chain or extended supply chain.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On November 3, 2020, the Compensation Committee of our Board of Directors approved a modification to the definition of a metric for certain of our outstanding PSU awards. The Compensation Committee modified the definition of EBITDA contained in the award to adjust for major developments in the business that have driven additional expense that was not anticipated at the grant date, while fairly compensating management for delivering revenue and EBITDA performance during the 2018-2020 time period covered by the awards.

The number of shares that ultimately vest is based upon Axon's compounded annual revenue growth rate (80% of target shares) and our compounded annual EBITDA growth rate (20% of target shares) both compared to target for the three-year period ending December 31, 2020. The revenue metric was not adjusted. The EBITDA metric was adjusted to add back stock-based compensation expense attributable to the CEO Performance Award and XSPP and for this award modification, to add back expenses related to the FTC litigation, and to adjust for any other financial impacts related to a disposition of Vievu, should such disposition occur. For additional discussion of the FTC litigation and Vievu, refer to the discussion under the headings Product Litigation, Other Litigation, and U.S. Federal Trade Commission Investigation in Note 13 of the notes to our condensed consolidated financial statements included within this Quarterly Report on Form 10-Q.

The modification impacts outstanding awards for certain of our executive officers, specifically Patrick W. Smith, Jawad A. Ahsan, Luke S. Larson, and Joshua M. Isner. The following table shows information about the EBITDA portion of the PSU awards, as modified:

	Estimated future payouts under equity incentive awards
Name	Threshold (#)	Target (#)	Maximum (#)
Patrick W. Smith	6,224	12,448	24,896
Luke S. Larson	2,490	4,979	9,958
Jawad A. Ahsan	2,490	4,979	9,958
Joshua M. Isner	1,660	3,320	6,640

Item 6.    Exhibits

10.1*	Auction Statement from the Company to the Arizona State Land Department
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company’s Quarterly Report for the quarter ended September 30, 2020, formatted in Inline XBRL

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	November 6, 2020
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2020	By:	/s/ JAWAD A. AHSAN
Chief Financial Officer
(Principal Financial and
Accounting Officer)