Form 10-K
period 2020-12-31
AXON ENTERPRISE, INC.
filed 2021-02-26
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 001-16391

Axon Enterprise, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-0741227
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17800 North 85th Street	85255
Scottsdale, Arizona	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(480) 991-0797

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.00001 par value per share	AXON	The NASDAQ Global Select Market

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

Large accelerated filer	☒	Accelerated filer☐

Non-accelerated filer	☐	Smaller reporting company☐

Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6.126 billion based on the closing sale price as reported on The NASDAQ Global Select Market.

The number of shares of the registrant’s common stock outstanding as of February 18, 2021 was 63,783,849.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders to be prepared and filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020 are incorporated by reference into Part III of this Form 10-K.

AXON ENTERPRISE, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

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

Our headquarters in Scottsdale, Arizona houses our executive management, sales, marketing, certain engineering, manufacturing, finance and other administrative support functions. Our global software hub is located in Seattle, Washington, and we also have subsidiaries and / or offices located in Australia, Canada, Finland, Germany, Hong Kong, India, Italy, the Netherlands, the United Kingdom, and Vietnam.

Overview

Axon’s mission is to protect life. We fulfill this mission through developing hardware and software products that advance our long-term strategic goals of a) obsoleting the bullet, b) reducing social conflict, c) enabling a fair and effective justice system, and d) building for racial equity, diversity, and inclusion. Our products solve some of society's most challenging problems and our mission attracts top talent.

An axon is a nerve fiber that serves as the primary communication link in a nervous system — similarly, we see ourselves as building the nervous system for public safety. Our research & development (“R&D”) investments support continuous innovation on behalf of our customers. Our financial strategy is to build highly recurring, highly profitable businesses.

●	What we build - Technologies to assist officers in de-escalating events, devices, digital evidence management systems, productivity software, real-time operations software and services, and virtual reality training services
●	Who we sell to - State and local police departments, U.S. federal agencies, justice and court systems, fire departments and emergency medical services providers, consumers, and commercial enterprises such as private security firms and transportation services
●	Where we deliver – U.S., Asia-Pacific (“APAC”); Europe, the Middle East, and Africa (“EMEA”) and the Americas

Axon’s operations comprise two reportable segments:

1.	TASER: Axon is the market leader in the development, manufacture and sale of conducted energy devices ("CEDs"), which we sell under our brand name, TASER.
2.	Software and Sensors: We develop, manufacture and sell fully integrated hardware and cloud-based software solutions that enable law enforcement to capture, securely store, manage, share and analyze video and other digital evidence.

Further information about our reportable segments and sales by geographic region is included in Notes 1 and 17 of the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. For backlog by reportable segment, refer to Part II, Item 7 of this Annual Report on Form 10-K.

Key Product Category Revenue Drivers: What We Offer

Axon products are generally cloud-connected, designed to drive better outcomes and customer experiences, and sold via mutually reinforcing integrated bundles. Our key revenue drivers belong to three broad product categories:

1.	TASER: We develop smart devices, tools and services that support public safety officers in de-escalating situations, avoiding or minimizing use of force. These tools include:

●	TASER devices: Research has shown that TASER devices are the most effective less-than-lethal force option, with the lowest likelihood of injury to officers and assailants. Since our inception in 1993, TASER devices have been adopted by a majority of U.S. police departments and are used daily to help keep communities safe. The cloud-connected TASER CED (TASER 7) is our newest device. We also sell TASER devices to consumers for personal protection.
●	VR and Training: We offer a suite of virtual reality ("VR") training services for public safety, delivered through our Axon Academy training platform. To obsolete bullets, we intend to drive training and adoption of best practices in modern policing.
2.	Sensors: Axon devices address many needs, including transparency, real-time situational awareness, and capturing evidence accurately and integrating with software workflows. Product categories within sensors include:
●	Axon Body cameras, including Axon Body 3, an LTE-enabled camera with Global Positioning System ("GPS") capability and support for real-time awareness via our software. Our body cameras also include the Axon Flex sunglasses-or-brim-mounted camera.
●	Axon Fleet in-car camera systems. We are investing in automated license plate reading (“ALPR”), which uses artificial intelligence (“AI”) to read license plates to apprehend criminals, find missing children, and recover stolen vehicles. We believe a key differentiator is that our AI-powered system is being built from the ground up using an ethical design and privacy-centric framework.
●	Axon Air is Axon's unmanned aircraft program, which allows agencies to ingest data captured on drone devices directly into Axon Evidence. Axon Air is an important tool to help improve officer safety, provide tactical support, and manage evidence.
●	Our sensors network works with our software to help to automatically ensure cameras are on when they are supposed to be on and send alerts within the network, including Signal Sidearm sensors that detect when a firearm has been removed from a holster, sensors that detect when a TASER device is unholstered or armed, when a vehicle lightbar is activated, or the vehicle door opens, and we are introducing new signal activation events based on location and dispatching.
3.	Software: Axon is building a suite of cloud-based, software-as-a-service (“SaaS”) solutions that integrate with our sensors and TASER devices to benefit customers and drive annual recurring revenue, which totaled $221.3 million(a) as of December 31, 2020. Our SaaS solutions can be best trisected into:
●	Digital Evidence Management: Axon Evidence addresses the challenges presented by growing amounts of digital evidence via closed circuit television video, body worn camera video, in-car camera video, Internet of Things sensors and citizen-captured digital evidence. We make it easy to store, manage, redact and share evidence on one platform. Axon Evidence is the world’s largest cloud-hosted public safety data repository of public safety video data and other types of digital evidence. Products include:
o	Axon Evidence (Evidence.com) for managing, sharing and storing video, as well as hosting all types of digital evidence.
o	Axon Performance to help agencies ensure officers are adhering to policies and provides analytics on the effectiveness of body-worn camera programs.
o	Redaction Assistant to enable agencies to quickly redact videos using AI.

(a)	Monthly recurring license, integration, warranty, and storage revenue annualized.

●	Productivity: Our productivity suite of tools is designed to reduce the time officers spend on administrative tasks and give command staff tools to make data-driven decisions. Our productivity-enhancing products include:
o	Axon Records, an emerging cloud-based report-writing tool that modernizes records management systems ("RMS") by putting body camera video at the heart of incident records.
o	Axon Standards, a use-of-force reporting module that can be easily adopted alongside an agency’s legacy RMS before an agency adopts the rest of Axon Records.
o	Auto-transcribe, which uses AI to help agencies review massive amounts of video evidence to find what is pertinent to an investigation and quickly and accurately transcribe video so it can move through the justice system.
●	Real Time Operations. We are developing decision-making and communication tools that support real-time situational awareness through the sharing of information across myriad media, including voice, messaging, location mapping, and intelligence and evidence sharing. Products include:
o	Respond for Devices, which allows agencies to receive alerts, to know the GPS location of their officers and what those officers are experiencing through live-video streaming.
o	Respond for Dispatch, a computer-aided dispatch ("CAD") solution designed to empower everyone in public safety involved in incident response: dispatchers, call takers, command staff, patrol officers, firefighters and medical personnel.

Sales and Distribution: Who We Sell To and Where We Deliver

Axon’s direct sales force and strong customer relationships represent key strategic advantages. The majority of our revenues are generated via direct sales, including our online store, although we do leverage distribution partners and third-party resellers.

No customer represented more than 10% of total net sales for the years ended December 31, 2020, 2019 or 2018.

Our primary customer market is U.S. law enforcement. Of the approximately 18,000 law enforcement agencies in the U.S., we have a customer relationship with approximately 17,000. Axon has dedicated sales representatives for the 1,200 largest agencies, which account for 70% to 80% of U.S. law enforcement patrol officers. The remaining agencies are served via our telesales team as well as distributors. Internationally, we began focusing on a direct sales strategy in 2017, and we have made significant investments over the past three years in building out our international direct sales force, particularly in Asia, Australia, Europe, and South America.

In 2019, we added sales personnel to capture law enforcement-adjacent markets, such as the U.S. federal government and military, domestic and international departments of corrections, and the fire and emergency medical services markets. In 2020, we also added dedicated sales personnel to support increased adoption of new products within law enforcement, specifically for Axon Air, AR / VR and Training, Axon Records, and Respond for Dispatch.

Governmental agencies generally have the ability to terminate our contracts, in whole or in part, for reasons including, but not limited to, non-appropriation of funds.

Resources

Manufacturing and Supply Chain

We perform light manufacturing, final assembly, and final test operations at our headquarters in Scottsdale, Arizona, and own substantially all of the equipment required to develop, prototype, manufacture and assemble our finished products. We have continued to maintain both our ISO 9001 and our ISO 9001:2015 certifications.

We previously took steps to diversify our supply chain and global manufacturing footprint, which have positioned us well to manage through the COVID-19 pandemic. Thus far, we have been able to produce and ship our critical core products with little to no interruption. We have proactively built up a safety stock of raw and finished goods inventory aligned to our strategic model to help meet strong product demand while also preparing us to stagger factory work schedules as needed. We continue to adjust strategic inventory levels based on areas of risk to mitigate potential supply disruptions.

In light of our broad domestic and international geographic supplier base, we are continuously monitoring our supply chain to manage through potential impacts, finding alternate sources as well as shipping or logistic options as available or working with foreign regulators to ensure that our suppliers can provide parts.

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

We provide limited manufacturer’s warranties on our CEDs and Axon devices, and customers also have the option to purchase extended warranties. For additional information about our warranties, refer to Note 1 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Intellectual Property

We protect our intellectual property with U.S. and international patents and trademarks. Our patents and pending patent applications relate to technology used by us in connection with our products. We also rely on international treaties, organizations and laws to protect our intellectual property. As of December 31, 2020, we hold 223 U.S. patents, 89 U.S. registered trademarks, 137 international patents, and 333 international registered trademarks, and also have numerous patent and trademark applications pending. We are constantly innovating across all of our platforms, including on the TASER platform, and in 2020, we filed more patent applications related to TASER 7 alone than there are TASER patents expiring in the next few years due to age.

We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as the commercial significance of our operations and our competitors’ operations in particular countries and regions, our strategic technology or product directions in different countries, and the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions. We have the exclusive rights to many Internet domain names, primarily including “TASER.com”, “Axon.com”, “Axon.net”, “Evidence.com” and “Axon.io.” We also vigorously protect our intellectual property, including trademarks, patents and trade secrets against third-party infringement.

Confidentiality agreements are used with employees, consultants and key suppliers to help ensure the confidentiality of our trade secrets.

Competition

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

TASER for Personal Safety: In the private citizen market, TASER devices compete with firearms and with other less-than-lethal self-defense options such as stun guns and pepper spray-based products including pepper guns and miniature spray cans. The TASER StrikeLight competes in the flashlight category, in which there are dozens, if not hundreds, of competitors, including tactical flashlight providers with and without stun-gun capabilities.

TASER devices are not stun guns, and have different capabilities, including NMI (neuro-muscular incapacitation) functionality. The broader market for personal safety and home defense is far-reaching, and categories range from threat detection and accountability (dash and doorbell cameras), to home security (home alarms, locks, and response services) to personal defense (firearms, stun guns, TASER devices, pepper spray, tactical flashlights, and personal alarms).

The primary benefit of TASER devices is in less-than-lethal stopping power. Other competitive factors include a device’s cost, effectiveness, safety, ease of use, and available training options.

Sensors — Connected Cameras and Digital Evidence Management Software: The body-worn camera and in-car video/ALPR market is highly competitive. Our competition includes Motorola Solutions, WatchGuard, Edesix, and Vigilant, all three of which Motorola purchased in 2019, Utility Associates, Getac, Panasonic Corp., Reveal Media, Coban Technologies, L3 Mobile-Vision, Digital Ally, Visual Labs, Intresnsic, LLC, as well as Safety Vision, Rekor, and Genetec.

The market for software solutions to improve public safety agency workflows is both highly fragmented and highly competitive. Our cloud-based digital evidence management system, Axon Evidence, competes with both cloud-based platforms and on-premises based systems designed by third-parties or developed internally by an agency's technology staff.

Key competitive factors in this market include product performance, product features, battery life, product quality and warranty, total cost of ownership, data security, data and information work flows, company reputation and financial strength, and relationships with customers.

Productivity and Real-Time Operations — RMS and CAD: The RMS and CAD markets are highly competitive and highly fragmented. We have identified more than 50 software providers, including Motorola Solutions, Tyler Technologies, Central Square Technologies (formerly Superion, TriTech and Aptean), Northrop Grumman, Hexagon AB, Niche Technology Inc., Caliber Public Safety (parent, Harris Systems USA), Saab, SOMA Global, RapidDeploy, Sopra Steria, and Mark 43 Inc. In addition, not all law enforcement agencies use software for report writing — some still use paper. We believe our network of camera sensors and digital evidence management platform give us a strategic advantage in these product categories.

Seasonality

We have historically experienced higher net sales in our fourth quarter compared to other quarters in our fiscal year due primarily to municipal budget cycles. Additionally, new product introductions can significantly impact the cadence of net sales, product costs and operating expenses. Municipal law enforcement budgets tend to feature a mix of fiscal years that end in either June, September or December. However, historical seasonal patterns, municipal budgets or historical patterns of product introductions should not be considered reliable indicators of our future net sales or financial performance.

Governmental Regulation

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including, for example, laws and regulations related to: privacy and data protection, security, retention, and deletion; rights of publicity; content; intellectual property; regulation of our CEDs as firearms; advertising;

marketing; distribution; electronic contracts and other communications; competition; consumer protection; telecommunications; product liability; taxation; labor and employment; economic or other trade prohibitions or sanctions; securities; and online payment services. There are a number of legislative proposals in the U.S., at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties. Foreign laws and regulations can impose different obligations or be more restrictive than those in the U.S.

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

TASER and Axon Devices

For our TASER products, we rely on the opinions of the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, including the determination that a device that does not expel projectiles by the action of an explosive is not classified as a firearm.

Federal regulation of sales in the U.S.: Our CEDs are not firearms regulated by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, but our consumer products are regulated by the U.S. Consumer Product Safety Commission. There are currently no federal laws restricting sales of our core CED products in the U.S.

Axon devices using lithium batteries are subject to U.S.-DOT/UN 38.3 for transportation.

Our CED products are also subject to testing, safety and other standard organizations such as the American National Standards Institute, the International Electrotechnical Commission, the National Institute of Standards and Technology, and Underwriters Laboratories. These regulations also affect CEDs with Axon Signal technology, including Signal Performance Power Magazine technology, and TASER 7 battery packs.

Federal regulation of international sales: Our CEDs are considered a “crime control” product by the U.S. Department of Commerce (“DOC”) for export directly from the U.S. Consequently, we must obtain an export license from the DOC for the export of our CED devices from the U.S. to any country other than Canada.

Federal regulation of foreign national employees: Our intangible CED production is also considered controlled “technology” by the U.S. DOC and is categorized as a “deemed export” for any foreign national employees exposed to the technology within the U.S. Consequently, we must obtain an export licenses from the DOC for any deemed export within the U.S. made to a foreign national employee exposed to the deemed controlled technology. Deemed export licenses are subject to DOC approvals and issued licenses require annual status reports for the stated employees.

State and local regulation: Our CEDs are controlled, restricted or, less frequently, prohibited by a number of state and local governments. As of December 31, 2020, the general public in Hawaii and Rhode Island is prohibited from possessing certain of our TASER-branded devices. Some cities and municipalities also prohibit private citizen possession or use of our CED products.

International regulation of foreign imports and sales: Certain jurisdictions prohibit, restrict, or require a permit for the importation, sale, possession or use of CEDs, including in some countries by law enforcement agencies, limiting our international sales opportunities.

U.S. and International regulation of component movements globally: We rely on a global supply chain of components across our product lines with most final assembly occurring in the U.S. Export of these components from abroad is subject to shifting regulatory landscapes imposed by both the foreign government and U.S. authorities upon import.

International regulation of foreign-based operations: We maintain foreign operations in several countries globally for purposes of logistics, sales, and R&D support. Depending on these activities, regulations can include business activity licensing and registration, import permits and recordkeeping, warehousing & storage security and permitting, and government reporting.

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

Axon body worn cameras, docks, fleet vehicle cameras and signal devices are subject to FCC’s rules and regulations. The FCC regulates not only the "intentional radiation" of radio transmitters, but also the "unintentional radiation" of noise from all sorts of electrical equipment. Current Axon products use Bluetooth, WiFi and/or Long Term Evolution (“LTE”) radio technologies. With the integration of LTE technologies, we must also apply for the approval of private certifications such as Cellular Telecommunications and Internet Association certification, required by FirstNet and other operators. These regulations affect CEDs with Signal technology, including the TASER 7, SPPM, and future CEDs implementing wireless technology.

Environmental Regulations

We are subject to various state, federal and international laws and regulations governing the environment, including restricting the presence of certain substances in our products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of such products.

The European Union (“EU”) has published Directives on the restriction of certain hazardous substances in electronic and electrical equipment (the “RoHS Directive”) and on electronic and electrical waste management (the “WEEE Directive”). The RoHS Directive restricts the use of a number of substances, including lead. The WEEE Directive directs members of the EU to enact laws, regulations, and administrative provisions to ensure that producers of electric and electronic equipment are financially responsible for the collection, recycling, treatment and environmentally responsible disposal of certain products sold into the EU. In addition, similar environmental legislation has been enacted in other jurisdictions, including the U.S. (under federal and state laws) and other countries.

In addition, the EU has defined a regulation for the registration, evaluation, authorization and restriction of chemicals that places responsibility on companies to manage the risks from chemicals contained in products and to provide safety information about such substances. Manufacturers and importers are required to gather information on the properties of the chemical substances in their products and provide for their safe handling. As of January 5, 2021, companies supplying products on the EU market containing substances of very high concern as identified by the EU have to submit information on these products to the European Chemicals Agency. The information in their database is then made available to waste operators and consumers.

Privacy Regulations

We are subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the EU and the U.S. agreed to an alternative transfer framework for data transferred from the EU to the U.S., called the Privacy Shield Framework. However, in 2020, the EU’s Court of Justice invalidated the use of this framework moving forward. The court ruled that the framework did not ensure an adequate level of protection for data transferred from the EU to the U.S. Notably, there are alternative legal mechanisms available that allow the compliant transfer of data from the EU to the U.S., however, they may also be challenged by national regulators or private parties.

The European General Data Protection Regulation ("GDPR") took effect in May 2018 and applies to many of our products and services that provide service in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the EU. The GDPR includes significant penalties for non-compliance. In addition, some countries have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements.

Human Capital Resources

Our success depends on the continued service of our employees and on our ability to continue to attract, retain, and motivate top talent. To facilitate this, we strive to create a diverse and inclusive environment at Axon, with equitable opportunities for employee growth and development, supported by strong compensation and benefits and by programs that build connections between our employees and their communities. Axon’s mission is central to our recruiting and retention efforts.

As of December 31, 2020, we had 1,710 full-time employees and 838 temporary employees (temporary employees include contractors, interns, and consultants). The breakdown of our full-time employees by department was as follows: 260 direct manufacturing employees, 475 research and development employees, 458 administrative and manufacturing support employees and 517 employees within sales, marketing, communications and training. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are strong.

During fiscal 2020, the number of full-time employees increased by approximately 380, primarily due to increases in engineering resources as well as sales. We closed the year with our regrettable attrition rate(b) under 5% and with 94% of employees responding to an internal survey stating they were proud to work at Axon.

Diversity and Inclusion

We embrace diversity, equity and inclusion. A truly innovative workforce needs to be diverse, leverage the skills and perspectives of a wealth of backgrounds and experiences, and ensure that all employees are equitably empowered to succeed. We continue to focus on the hiring, retention, development, and advancement of women and underrepresented communities. We are focused on recruiting diverse candidates and on internal talent development of our diverse leaders so that they can advance their careers and move into leadership positions.

Our employee affinity groups are company-sponsored, employee-led communities that address specific needs, priorities, and barriers to success for each community of focus. These groups provide a forum for employees to discuss problems and craft solutions for each community of focus, while also creating leadership and professional development opportunities for members. As of December 31, 2020, we had four affinity groups — Axon Allies for LGBTQ+ employees and allies, Axon Mosaic for Black employees, Axon Vets for service veterans, and Women at Axon.

In 2020, we broadened our already strong support for our customers and the communities they are sworn to protect. We added a Vice President of Community Impact to build and lead a team dedicated to listening to communities, seeking citizen feedback, and keeping them safe and informed on a variety of topics. We also launched a company-wide R&D initiative that allowed employees to break from their regular responsibilities and solely focus on developing life-changing solutions to better protect citizens and law enforcement. Internally, we took time to listen to our employees with town hall sessions and, after intentional reflection, took action with employee affinity groups, provided expert-led webinars for parents, and hosted community round tables.

(b)	Regrettable attrition is defined as rolling 12-month attrition of employees rated as “exceptional” or “exceeds” in the prior performance rating cycle.

Health and Safety

The health and safety of our employees is of utmost important to us. We conduct regular self-assessments and audits to ensure compliance with our health and safety guidelines and regulatory requirements. Our ultimate goal is to achieve a level of work-related injuries as close to zero as possible through continuous investment in our safety programs. We provide protective gear (e.g. eye protection, masks and gloves) as required by applicable standards and as appropriate given employee job duties. Additionally, during the COVID-19 pandemic, we have invested heavily to help ensure the health of our employees. Through the use of education and awareness, provision of necessary personal protective equipment, and changes to our manufacturing facilities and screening, we strive to make our workplaces a safe place for employees during the workday.

To promote mental and emotional wellbeing, all full time employees globally were provided free, unlimited access by Axon to Ginger. Ginger is a 24/7 resource that includes individualized coaching via text in addition to access to article and activities offering guidance on maintaining emotional balance throughout tumultuous times.

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

Strategic Risks

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

In the years ended December 31, 2020, 2019 and 2018, we derived a significant portion of our revenues from sales of TASER brand devices and related cartridges, and expect to depend on sales of these products for a significant portion of our revenue for the foreseeable future. A decrease in the selling prices of, or demand for these products, or their failure to maintain broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.

If we are unable to design, introduce, sell and deploy new products or new product features successfully, our business and financial results could be adversely affected.

Our future success will depend on our ability to develop new products or new product features that achieve market acceptance in a timely and cost-effective manner. These products include, but are not limited to, Axon Records, Axon Respond, and future generations of the TASER CED and Axon Body Cameras. The development of new products and new product features is complex, time consuming and expensive, and we may experience delays in completing the development and introduction of new products. We may choose to carry higher level of inventories to mitigate the risk of production delays, which may in turn expose us to an increased risk of obsolescence.

We are devoting significant resources to develop and deploy our cloud-based productivity and real-time operations SaaS solutions, which we intend to broadly deploy to a large number of customers. Customer requirements for these products are complex and varied. If we are unable to develop scalable solutions that can consistently be configured for customers with minimal effort, or if we are unable to build out a professional services team that can consistently configure our products to meet the requirements of large numbers of customers  in a timely and cost-effective manner, our ability to broadly scale our cloud-based productivity and real-time operations SaaS solutions could be negatively impacted, and our deployment costs could negatively impact our operating results.

We cannot provide any assurance that products that we may develop in the future will achieve market acceptance. If we fail to develop new products or new product features on a timely basis that achieve market acceptance, our business, financial results and competitive position could be adversely affected.

We face risks associated with rapid technological change and new competing products.

The technology associated with law enforcement devices and software is receiving significant attention and is rapidly evolving. While we have some patent protection in certain key areas of our CED, Axon device and SaaS technology, it is possible that new technology may result in competing products that operate outside our patents and could present significant competition for our products, which could adversely affect our business, financial results and competitive position.

Our future success is dependent on our ability to expand sales through direct sales and distributors and our inability to increase direct sales or recruit new distributors would negatively affect our sales.

Our distribution strategy is to pursue sales through multiple channels with an emphasis on direct sales and independent distributors. We are focusing on direct sales to larger agencies through our regional sales managers and our inability to grow sales to these agencies in this manner could adversely affect our sales. Our inability to establish relationships with and retain law enforcement equipment distributors, who we believe can successfully sell our products, would adversely affect our sales. If we do not competitively price our products, meet the requirements of our distributors or end-users, provide adequate marketing support, or comply with the terms of our distribution arrangements, our distributors may fail to aggressively market our products or may terminate their relationships with us. These developments would likely have a material adverse effect on our sales. Our reliance on the sales of our products by others also makes it more difficult to predict our revenues, cash flow and operating results.

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

We may consider additional acquisitions, joint ventures, or other strategic investments as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, expected synergies are not achieved, we do not realize a satisfactory return on our investment, we experience difficulty in the integration or coordination of new employees, business systems, and technology, we incur unanticipated liabilities or impairments, or there is a diversion of management’s attention from our other businesses. These events could harm our operating results, financial condition or cash flows.

We are highly dependent on the services of Patrick W. Smith, our Chief Executive Officer.

Our future success depends upon our ability to retain executive officers, specifically Patrick W. Smith, and any failure to do so could adversely impact our business, prospects, new product development, financial condition and operating results.

Operational Risks

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

COVID-19-related risks that may affect our operations and financial results include, but are not limited to:

●	Manufacturing disruptions at our Scottsdale headquarters or at our suppliers;
●	A change in our classification as an essential business that impairs our ability to continue operating;
●	Economic slowdowns that negatively affect municipal and state tax collections and put pressure on law enforcement budgets that in turn increases the risk that our customers will be unable to appropriate funds for existing or future contracts with us; this could also affect customer demand and ability to pay, cause decreases in sales, and negatively impact the realizability of our accounts and notes receivable and contract assets
●	Existing and potential increased costs relating to personal protective equipment, which we are sourcing for our employees and customers;
●	Costs incurred to shut down and decontaminate our facilities if the virus is detected
●	Extended illness, incapacitation or death of key personnel or executives;
●	Ongoing governmental mandates to shutdown factories or limit travel and the movement of people that causes interruptions to our business, supply chain or extended supply chain;
●	Compounding risk from continued surges in infections around the world, including in the U.S.; and
●	Additional airline bankruptcies or further reduction in very limited global freight capacity that causes interruptions to our supply chain or extended supply chain

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

We depend on certain domestic and international suppliers for the delivery of components used in the assembly of our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or sub-assemblies and reduced control over pricing and timing of delivery of components and sub-assemblies. Specifically, we depend on suppliers of sub-assemblies, machined parts, injection molded plastic parts, printed circuit boards, custom wire fabrications and other miscellaneous customer parts for our products. Although we have and are implementing additional long-term agreements with strategic suppliers to mitigate the risk of supply continuity, there remains risk across our supply chain while we extend our supplier contract program, and there is no guarantee that supply will not be interrupted.

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

A significant number of our raw materials or components are comprised of petroleum-based products or incur some form of landed cost associated with transporting the raw materials or components to our facility. Our freight and import costs and the timely delivery of our products could be adversely impacted by a number of factors which could reduce the profitability of our operations, including: higher fuel costs; potential port closures; customs clearance issues; increased government regulation or regulatory changes for imports of foreign products into the U.S.; delays created by terrorist attacks or threats, public health issues, national disasters or work stoppages; and other matters. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition. For example, other industries are experiencing a significant shortage of semiconductors in their supply chains. We are tracking second-and third-level constraints and have taken steps to mitigate the potential impacts by building in buffers in our raw materials inventory and ensuring our suppliers have adequate access to raw material levels aligned to our forecasts. Disruptions in the semi-conductor supply chain could cause a disruption in our ability to make our products.

International or domestic geopolitical or other events, including the imposition of new or increased tariffs and/or quotas by the U.S. government on any of these raw materials or components and other government trade policies, could adversely impact the supply and cost of these raw materials or components, and could adversely impact the profitability of our operations. In particular, the implementation of tariffs and trade restrictions as well as changes in trade policies between the U.S. and China may have an adverse effect on our supply chain from a sourcing and cost perspective. We source certain raw materials from China, as do some of our suppliers. While we have actively implemented programs to increase buffer inventory levels as well as transition from China along with secondary sources of raw materials outside of China, future actions or events could result in a material adverse effect on our revenues, profitability and financial condition.

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

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of information or the total or partial deletion or encryption of all stored customer data, litigation and possible liability. We devote significant resources to engineer secure products and ensure security vulnerabilities are mitigated, and we require our third-party service providers to do so as well. Despite these efforts, security measures may be breached as a result of third-party action, employee error, and malfeasance or otherwise. Breaches could occur during transfer of data to data centers or at any time, and result in unauthorized access to our data or our customers’ data. Third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information in order to gain access to our data or our customers’ data. Additionally, hackers may develop and deploy viruses, worms, and other malicious software programs that attack or gain access to our networks and data centers.

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

We currently serve our Axon Evidence customers from third-party cloud storage providers based in the U.S. and other countries. Interruptions in our service, or loss or corruption of digital evidence, may reduce our revenue, cause us to issue credits or pay penalties, cause customers to file litigation against us, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

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

Our international operations are significant, and we plan to continue to grow internationally by acquiring existing entities or setting up new legal entities in new markets. In certain international markets, we have limited operating experience and may not benefit from any first-to-market advantages or otherwise succeed. In addition to risks described elsewhere in this section, our international operations expose us to other risks, including the following:

●	Restrictions on foreign ownership and investments, and stringent foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.
●	Import and export requirements, tariffs, trade disputes and barriers, and customs classifications that may prevent us from offering products or providing services to a particular market or obtaining necessary parts and components to manufacture products, which may lead to decreased sales and may increase our operating costs.
●	Longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud.
●	Uncertainty regarding liability for our products and services, including uncertainty as a result of local laws and lack of legal precedent.
●	Different labor laws and customs, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain jurisdictions.

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

Our business in the United Kingdom may be negatively impacted by the exit of the United Kingdom from the EU (commonly referred to as "Brexit"). The exit itself could negatively impact the United Kingdom and other economies, which could adversely affect sales of our products and services. We may also experience increased volatility in the value of the pound sterling, the euro and other European currencies. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in the United Kingdom and the EU, and we may incur additional costs or need to make operational changes as we adapt to potentially divergent regulatory frameworks.

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

Financial Risks

An increasing percentage of our revenue is derived from subscription billing arrangements which may result in delayed cash collections and may increase customer credit risk on receivables and contract assets.

A growing portion of our sales are derived from subscription billing arrangements and on an open credit basis. While we record an estimate of expected credit losses and perform ongoing reviews of trade accounts receivables, if we become aware of information related to the creditworthiness of a major customer, or if future actual default rates on receivables in general differ from those currently anticipated, we may have to adjust our expected credit loss reserve, which could adversely affect our business, financial condition or operating results.

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

Most of our end-user customers are government agencies. These agencies often do not set their own budgets and therefore, have limited control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. As a result, even if an agency wants to acquire our products, it may be unable to purchase them due to budgetary or political constraints, particularly in challenging economic environments. There can be no assurance that the economic, budgeting or political issues will not worsen and adversely impact sales of our products. Some government agency orders may also be canceled or substantially delayed due to budgetary, political or other scheduling delays, which frequently occur in connection with the acquisition of products by such agencies, and such cancellations may accelerate or be more severe than we have experienced historically.

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

We maintain the majority of our cash and cash equivalents accounts at four depository institutions. As of December 31, 2020, the aggregate balances in such accounts were $145.1 million. Our balances with these institutions regularly exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for domestic deposits and various foreign deposit insurance programs covering our deposits in Australia, Canada, Finland, Germany, Hong Kong, India, Italy, the Netherlands, Spain, the United Kingdom, and Vietnam.

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

Additionally, we may be subject to additional tax liabilities due to changes in non-income-based taxes resulting from changes in federal, state, city or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to the business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.

Our revenues and operating results may fluctuate unexpectedly from quarter-to-quarter, which may cause our stock price to decline.

Our revenues and operating results have varied significantly in the past and may vary significantly in the future due to various factors, including, but not limited to:

●	budgetary cycles of municipal, state and federal law enforcement and corrections agencies;
●	market acceptance of our products and services;
●	the timing of large domestic and international orders;
●	the outcome of any existing or future litigation;
●	adverse publicity surrounding our products, the safety of our products, or the use of our products;
●	changes in our sales mix;
●	new product introduction costs;
●	increased raw material expenses;
●	changes in our operating expenses, including stock-based compensation expense;
●	changes in foreign currency exchange rates and

●	regulatory changes that may affect the marketability of our products.

As a result of these and other factors, we believe that period-to-period comparisons of our operating results may not be meaningful in the short term, and our performance in a particular period may not be indicative of our performance in any future period.

Legal and Compliance Risks

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

We have been or could in the future be involved in numerous other litigation matters relating to our products, contracts and business relationships, including litigation against persons whom we believe have infringed on our intellectual property, infringement litigation filed against us, litigation against a competitor, enforcement actions filed against us, and litigation involving the U.S. Federal Trade Commission (“FTC”). Such matters have resulted, and are expected to continue to result in, substantial costs to us, including in the form of attorneys’ fees and costs, damages, fines or other penalties, whether pursuant to a judgment or settlement, and diversion of our management’s attention, which could adversely affect our business, financial condition or operating results. There is also a risk of adverse judgments, as the outcome of litigation is inherently uncertain.

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

Our protective measures may prove inadequate for reasons outside of our control. Different intellectual property laws between different countries may lead to differences in protection between such countries. In certain countries in which our products are distributed, the ability to effectively enforce intellectual property rights may not exist. Patent requirements differ by country and certain domestic or foreign laws may prohibit us from satisfying these requirements, creating a risk that some of our international patents may become unenforceable. Patents for older technologies, such as our M26 and X26E models of CEDs, have expired or will expire due to statutory limits on patent term. Despite policies and efforts to maintain secrecy, trade secrets and other confidential information we maintain, or may choose to maintain in the future, could be compromised by employees, partners, or other third parties.

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

Our intellectual property may also be at risk if we are unable to defend from enforcement actions, such as that filed by the FTC against us regarding our acquisition of Vievu LLC from Safariland LLC on May 3, 2018. For additional discussion of this matter, refer to Note 10 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. If successful, the FTC is seeking a divestiture of Vievu along with Axon assets sufficient to stand up a viable competitor.

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

As detailed in “Business – Government Regulation,” we are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, electronic contracts and other communications, competition, consumer protection, telecommunications, product liability, taxation, labor and employment, economic or other trade prohibitions or sanctions, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.

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

TASER and Axon Devices

For our TASER products, we rely on the opinions of the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, including the determination that a device that does not expel projectiles by the action of an explosive is not classified as a firearm. Changes in statutes, regulations, and interpretation outside of our control may result in our products being classified or reclassified as firearms. If this were to occur, our private citizen market could be substantially reduced because consumers would be required to comply with federal, state, or local firearm transfer requirements prior to purchasing our products.

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

Our CED products are subject to regulation by testing, safety and other standard organizations. These regulations also affect CEDs with Axon Signal technology, including Signal Performance Power Magazine technology, and TASER 7 battery packs, and could impact future CEDs that feature wireless technology.

Federal regulation of international sales: Our CEDs are considered a “crime control” product by the U.S. DOC for export directly from the U.S which requires us to obtain an export license from the DOC for the export of our CED devices from the U.S. to any country other than Canada. Future products and services may require classifications from the DOC before they may be shipped internationally. Our inability to obtain DOC export licenses or classifications on a timely basis for sales of our products to our international customers could significantly and adversely affect our international sales.

Federal regulation of foreign national employees: Our intangible CED production is also considered controlled “technology” by the U.S. DOC and is categorized as a “deemed export” for any foreign national employees exposed to the technology within the U.S. Consequently, we must obtain an export licenses from the DOC for any deemed export within the U.S. made to a foreign national employee exposed to the deemed controlled technology. Deemed export licenses are subject to DOC approvals and issued licenses require annual status reports for the stated employees. Inability to obtain proper licensing could curtail the company’s ability to execute R&D and production related to CED technology.

State and local regulation: Our CEDs are controlled, restricted or, less frequently, prohibited by a number of state and local governments. Other jurisdictions may ban or restrict the sale of our CED products, or restrict their use through changes to use-of-force laws or regulations, and our product sales may be significantly affected by additional state, county and city governmental regulation.

International regulation of foreign imports and sales: Certain jurisdictions prohibit, restrict, or require a permit for the importation, sale, possession or use of CEDs, including in some countries by law enforcement agencies, limiting our international sales opportunities.

U.S. and International regulation of component movements globally: We rely on a global supply chain of components across our product lines with most final assembly occurring in the U.S. Export of these components from abroad is subject to shifting regulatory landscapes imposed by both the foreign government and U.S. authorities upon import. Abrupt changes to these regulations can result in delays or interruptions to final product supplies.

International regulation of foreign-based operations: We maintain foreign operations in several countries globally for purposes of logistics, sales, and R&D support. Any failure to properly maintain or license could limit our ability to sell, support, or develop our products and services both internationally and in the U.S. market.

Radio Spectrum Devices

Certain of our products utilize the radio spectrum to provide wireless voice, data and video communications services. The allocation of spectrum is regulated in the U.S. and other countries and limited spectrum space is allocated to wireless services and specifically to public safety users. We manufacture and market products in spectrum bands already made available by regulatory bodies. If current products do not comply with the regulations set forth by these governing bodies, we may be unable to sell our products or could incur penalties. Our results could be negatively affected by the rules and regulations adopted from time to time by the FCC or regulatory agencies in other countries. Regulatory changes in current spectrum bands may also require modifications to some of our products so they can continue to be manufactured and marketed.

Axon body worn cameras, docks, fleet vehicle cameras and signal devices are subject to FCC’s rules and regulations. These regulations affect CEDs with Signal technology, including the TASER 7, SPPM, and future CEDs implementing wireless technology. Compliance with government regulations could increase our operations and product costs and impact our future financial results.

Environmental Regulations

We are subject to various state, federal and international laws and regulations governing the environment, including restricting the presence of certain substances in our products and making us financially responsible for the collection, treatment, recycling and disposal of such products. In addition, further environmental legislation may be enacted in other jurisdictions, including the U.S. (under federal and state laws) and other countries, the cumulative impact of which could be significant.

We endeavor to comply with applicable environmental laws, yet compliance with such laws could increase our operations and product costs, increase the complexities of product design, procurement, and manufacturing, limit our ability to manage excess and obsolete non-compliant inventory, limit our sales activities, and impact our future financial results. Any violation of the various environmental regulations can subject us to significant liability, including fines, penalties, and prohibiting sales of our products into one or more states or countries and result in a material adverse effect on our financial condition or results of operations.

Privacy Regulations

We are subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. If one or more of the legal mechanisms for transferring data from other countries to the U.S. is invalidated, if we are unable to transfer data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results. Additional countries may pass legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and expose us to significant penalties for non-compliance.

Item 1B.    Unresolved Staff Comments

None.

Item 2.     Properties

Our corporate headquarters and manufacturing facilities are based in an approximately 100,000 square foot facility in Scottsdale, Arizona, which we own. We also lease premises in Phoenix, Arizona; Scottsdale, Arizona; Charlotte, North Carolina; Topsfield, Massachusetts; Seattle, Washington; Melbourne, Australia; Sydney, Australia; Toronto, Canada; Daventry, England; London, England; Tampere, Finland; Frankfurt, Germany; Mumbai, India; Rome, Italy; Amsterdam, Netherlands; and Ho Chi Minh City, Vietnam. In September 2020, we purchased a parcel of land located in Scottsdale, Arizona on which we intend to construct a new manufacturing and office facility.

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

Item 3.    Legal Proceedings

See discussion of litigation in Note 10 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which discussion is incorporated by reference herein.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “AXON” on The NASDAQ Global Select Market.

Holders

As of December 31, 2020, there were 229 holders of record of our common stock.

Dividends

To date, we have not declared or paid cash dividends on our common stock. We do not intend to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. The stock repurchase program does not have a stated expiration date. During the year ended December 31, 2020, no common shares were purchased under the program. As of December 31, 2020, $16.3 million remained available under the plan for future purchases.

Stock Performance Graph

The following stock performance graph compares the performance of our common stock to the NASDAQ Composite Index, Russell 3000 Index, S&P 500 Index, and Russell 2000 Index. We are transitioning from the Russell 3000 Index to the Russell 2000 Index, and adding the S&P 500 Index, based on the increase in our market capitalization.

The graph covers the period from December 31, 2015 to December 31, 2020. The graph assumes that the value of the investment in our stock and in each index was $100 at December 31, 2015, and that all dividends were reinvested. We do not pay dividends on our common stock.

	2015	2016	2017	2018	2019	2020
Axon Enterprise, Inc.	$100.00	$140.20	$153.27	$253.04	$423.83	$708.68
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
Russell 3000	100.00	112.74	136.56	129.40	169.54	204.95
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36

Item 6.    Selected Financial Data

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")  is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Part I, Item 1A: “Risk Factors” and Part II, Item 8: “Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing. The tables in the MD&A sections below are derived from exact numbers and may have immaterial rounding differences.

This section discusses our results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019. For a discussion and analysis of the year ended December 31, 2019, compared to the same period in 2018 please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020.

Overview

Axon is a global network of devices, apps and people that helps public safety personnel become smarter and safer. With a mission of protecting life, our technologies give law enforcement the confidence, focus and time they need to protect their communities. Our products impact every aspect of a public safety officer’s day-to-day experience with the goal of helping everyone get home safe.

Our revenues for the year ended December 31, 2020 were $681.0 million, an increase of $150.1 million, or 28.2%, from the prior year. We had a loss from operations of $14.2 million compared to $6.4 million in the prior year. The higher loss from operations was primarily the result of increased stock compensation expense for our CEO Performance Award and XSPP awards and an increase in legal expenses. Remaining cost increases were primarily attributable to the increase in unit sales and an increase in headcount. These cost increases were largely offset by higher revenue and improved gross margin. For the year ended December 31, 2020, we recorded net loss of $1.7 million compared to net income of $0.9 million for the prior year.

2021 Outlook

For the year ending December 31, 2021, we expect revenue of $740 million to $780 million. We anticipate that revenue for the three months ending March 31, 2021 will reflect approximately 12% growth as compared to the three months ended March 31, 2020. We anticipate capital expenditures of approximately $65 million to $70 million in 2021, including approximately $25 million in support of capacity expansion and automation of TASER device and cartridge manufacturing, approximately $20 million for development of our planned new manufacturing and office facility in Scottsdale, Arizona, and the remainder on investments to support our continued growth.

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

In response to the pandemic, Axon has taken a number of actions:

Customer support:

●	Free access to Axon Citizen cloud software to all public law enforcement agencies in 2020 to enable social distancing;

●	A partnership with the National Police Foundation to provide personal protective equipment (“PPE”) for first responders;
●	An online support center for our customers, www.axon.com/covid-19-support-center; and
●	Our annual Axon Accelerate user conference was held virtually in late August 2020.

Employee safety and manufacturing:

●	Curbed all non-essential travel at the beginning of March;
●	We continue to allow for a remote work model for the majority of our office staff, with medical screening for any employees who do work in our offices; and
●

Mitigating contamination risk in our facilities through staggered shifts, the use of PPE, increased distancing, cleaning standards that exceed CDC guidance, and paying or subsidizing certain high-risk employees while they stay at home.

Supply chain:

●

We previously took steps to diversify our supply chain and global manufacturing footprint, which have positioned us well to manage through the pandemic. Thus far, we have been able to produce and ship our critical core products with little to no interruption.

●

We have proactively built up a safety stock of raw and finished goods inventory aligned to our strategic model to help meet strong product demand while also preparing us to stagger factory work schedules. We continue to adjust strategic inventory levels based on areas of risk to mitigate potential supply disruptions.

●

In light of our broad geographic supplier base both domestic and international, we are continuously monitoring our supply chain to manage through potential impacts, finding alternate sources as well as shipping / logistic options as available or working with foreign regulators to ensure that our suppliers can provide parts.

Shareholder engagement:

●	We have pivoted our shareholder engagement to a virtual format.
o	Our annual meeting was held virtually on May 29, 2020, and we anticipate holding our 2021 annual meeting virtually;
o	We completed a follow-on equity offering in June 2020 for which all related marketing was conducted virtually; and
o	We will continue to participate in several upcoming investor conferences utilizing video conferencing. All investor materials and events are available at investor.axon.com.

We are in a strong liquidity position, with substantial cash and investments on hand, which are discussed in more detail under Liquidity and Capital Resources. We believe that our existing liquidity and other sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions or strategic investments and other liquidity requirements through at least the next 12 months. Our expenses for the year ended December 31, 2020 increased by approximately $4.1 million for costs related to the pandemic. We expect ongoing increased costs related to the mitigation of contamination risk at our facilities. We expect these incremental costs will continue to be partially offset by savings on travel and events and other cost-savings measures.

We have elected to participate in the social security deferral program offered under the Coronavirus Aid, Relief, and Economic Security Act, whereby we deferred payment of the employer portion of all social security taxes that would otherwise have been payable from March 27, 2020 through December 31, 2020. Payment of the deferred amount is due 50% on December 31, 2021 and 50% on December 31, 2022.

Results of Operations

The following table presents data from our consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Year Ended December 31,
	2020		2019
Net sales from products	$500,250	73.5%	$399,474	75.3%
Net sales from services	180,753	26.5	131,386	24.7
Net sales	681,003	100.0	530,860	100.0
Cost of product sales	224,131	32.9	190,683	35.9
Cost of service sales	40,541	6.0	32,891	6.2
Cost of sales	264,672	38.9	223,574	42.1
Gross margin	416,331	61.1	307,286	57.9
Operating expenses:
Sales, general and administrative	307,286	45.1	212,959	40.1
Research and development	123,195	18.1	100,721	19.0
Total operating expenses	430,481	63.2	313,680	59.1
Income (loss) from operations	(14,150)	(2.1)	(6,394)	(1.2)
Interest and other income, net	7,859	1.1	8,464	1.6
Income (loss) before provision for income taxes	(6,291)	(1.0)	2,070	0.4
Provision for (benefit from) income taxes	(4,567)	(0.7)	1,188	0.2
Net income (loss)	$(1,724)	(0.3)%	$882	0.2%

Net sales to the U.S. and other countries are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2020		2019
United States	$535,079	79%	$446,100	84%
Other Countries	145,924	21	84,760	16
Total	$681,003	100%	$530,860	100%

International revenue in 2020 increased substantially compared to 2019, driven by strength in all of our international regions and most notably within EMEA.

Our operations are comprised of two reportable segments: the manufacture and sale of CEDs, batteries, accessories and extended warranties and other products and services (collectively, the “TASER” segment); and software and sensors, which includes the sale of devices, wearables, applications, cloud and mobile products, and services (collectively, the "Software and Sensors" segment). In both segments, we report sales of products and services. Service revenue in both segments includes sales related to Axon Evidence. In the TASER segment, service revenue also includes digital subscription training content. In the Software and Sensors segment, service revenue also includes other recurring cloud-hosted software revenue and related professional services. Collectively, this revenue is sometimes referred to as "Axon Cloud revenue." Revenue from our “products” in the Software and Sensors segment are generally from sales of sensors, including on-officer body cameras, Axon Fleet cameras, other hardware sensors, warranties on sensors, and other products, and is sometimes referred to as "Sensors and Other revenue." Within the Software and Sensors segment, we include only revenues and costs attributable to that segment which costs include: costs of sales for both products and services, direct labor, and product management and R&D for products included, or to be included, within the Software and Sensors segment. All other costs are included in the TASER segment.

For the Years Ended December 31, 2020 and 2019

Net Sales

Net sales by product line were as follows for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,				Dollar	Percent
	2020		2019		Change	Change
TASER segment:
TASER 7	$107,506	15.8%	$56,652	10.7%	$50,854	89.8%
TASER X26P	41,724	6.1	52,524	9.9	(10,800)	(20.6)
TASER X2	60,107	8.8	55,920	10.5	4,187	7.5
TASER Pulse	9,407	1.4	4,089	0.8	5,318	130.1
Cartridges	115,193	16.9	85,987	16.2	29,206	34.0
Axon Evidence and cloud services	2,935	0.4	704	0.1	2,231	316.9
Extended warranties	20,754	3.0	18,074	3.4	2,680	14.8
Other	8,926	1.3	7,711	1.5	1,215	15.8
TASER segment	366,552	53.7	281,661	53.1	84,891	30.1
Software and Sensors segment:
Axon Body	57,150	8.4	44,039	8.3	13,111	29.8
Axon Flex	4,082	0.6	5,928	1.1	(1,846)	(31.1)
Axon Fleet	20,108	3.0	16,182	3.0	3,926	24.3
Axon Dock	19,723	2.9	20,449	3.9	(726)	(3.6)
Axon Evidence and cloud services	176,797	26.0	130,265	24.5	46,532	35.7
Extended warranties	24,408	3.6	19,188	3.6	5,220	27.2
Other	12,183	1.8	13,148	2.5	(965)	(7.3)
Software and Sensors segment	314,451	46.3	249,199	46.9	65,252	26.2
Total net sales	$681,003	100.0%	$530,860	100.0%	$150,143	28.3%

Net unit sales were as follows:

	Year Ended December 31,		Unit	Percent
	2020	2019	Change	Change
TASER 7	77,451	49,221	28,230	57.4%
TASER X26P	37,391	48,798	(11,407)	(23.4)%
TASER X2	43,407	40,973	2,434	5.9%
TASER Pulse	33,158	11,785	21,373	181.4%
Cartridges	3,714,291	2,751,603	962,688	35.0%
Axon Body	182,538	151,499	31,039	20.5%
Axon Flex	8,962	15,586	(6,624)	(42.5)%
Axon Fleet	11,304	10,467	837	8.0%
Axon Dock	25,422	22,275	3,147	14.1%

Net sales for the TASER segment increased $84.9 million, or 30.1%, primarily as a result of a net increase of $49.6 million in TASER device sales and a $29.2 million increase in cartridge revenue. Cartridge revenue increased due to increased unit sales, partially offset by a slight decrease in average selling price. We continue to see a shift to purchases of our latest generation device, TASER 7, from legacy devices, especially X26P devices. Sales of our TASER 7 device also drove the increase in revenue from Axon Evidence and cloud services. Revenue was also impacted by higher average selling prices for TASER 7, X2, and X26P. Revenue from consumer TASER Pulse devices increased due to a substantial increase in volume, partially offset by lower average selling prices.

Net sales for the Software and Sensors segment increased $65.3 million, or 26.2%. Revenue from Axon Evidence and cloud services increased $46.5 million as we continued to add users and associated devices to our network during the year ended December 31, 2020. The increase in the aggregate number of users and devices also resulted in increased extended warranty revenues of $5.2 million. Revenue from Axon Body cameras increased $13.1 million following the introduction of our Axon Body 3 camera during the third quarter of 2019.

Backlog - As of December 31, 2020 compared to December 31, 2019

Our backlog for products and services includes all orders that have been received and are believed to be firm.

In the TASER segment, we define backlog as equal to deferred revenue. Deferred revenue represents amounts invoiced to customers for goods and services to be delivered in subsequent periods. We process orders within the TASER segment quickly, and our best estimate of firm orders outstanding as of period end represents those that have been invoiced but remain undelivered. The TASER segment backlog balance was $61.8 million as of December 31, 2020. We expect to realize $28.9 million of this deferred revenue balance as revenue during the next 12 months. This represents cash received and accounts receivable from customers on or prior to December 31, 2020 for products and services expected to be delivered in the next 12 months.

In the Software and Sensors segment, we define backlog as cumulative bookings, net of cancellations, less product and service revenue recognized to date. Bookings are generally realized as revenue over multiple years. The Software and Sensors backlog balance was $1.4 billion as of December 31, 2020. This backlog balance includes $213.4 million of deferred revenue, and $1.2 billion that has been recorded as bookings but not yet invoiced, all as of December 31, 2020. We expect to realize approximately $370.0 million of the December 31, 2020 backlog balance as revenue during the next 12 months.

	TASER	Software and Sensors	Total

	(in thousands)
Balance, beginning of period	$55,189	$1,026,192	$1,081,381
Add: additions to backlog, net of cancellations	373,119	716,145	1,089,264
Less: revenue recognized during period	(366,552)	(314,451)	(681,003)
Balance end of period	$61,756	$1,427,886	$1,489,642

Our backlog of $1.5 billion as of December 31, 2020 has increased significantly from $1.1 billion as of December 31, 2019. The increase in TASER segment backlog is not expected to have a material impact on revenue or operating margins. Our significant increase in backlog, primarily in the Software and Sensors segment is indicative of expected revenue growth in this segment.

Cost of Product and Service Sales

Cost of product and services sales in dollars and as a percent of related segment sales (dollars in thousands):

	Year Ended December 31,				Dollar	Percent
	2020		2019		Change	Change
TASER segment:
Cost of product sales	$136,925	37.4%	$107,188	38.1%	$29,737	27.7%
Software and Sensors segment:
Cost of product sales	87,206	27.7%	83,495	33.5%	3,711	4.4%
Cost of service sales	40,541	12.9%	32,891	13.2%	7,650	23.3%
Total cost of sales	127,747	40.6%	116,386	46.7%	11,361	9.8%
Total cost of product and service sales	$264,672	38.9%	$223,574	42.1%	$41,098	18.4%

Within the TASER segment, cost of product and service sales was $136.9 million, an increase of $29.7 million, or 27.7%, from 2019. Cost as a percentage of sales decreased to 37.4% from 38.1%. The increase in cost of sales was primarily a result of increased sales, with improvement to the cost as a percentage of sales primarily a result of increased leverage on manufacturing overhead expenses and higher expense in the prior year for TASER 7 ramp-up and optimization costs related to scrap, obsolete inventory, and higher labor costs.

Within the Software and Sensors segment, cost of product and service sales was $127.7 million, an increase of $11.4 million, or 9.8%, from 2019. As a percentage of net sales, cost of product and service sales decreased to 40.6% in 2020 from 46.7% in 2019. Cost of product sales increased $3.7 million primarily driven by the impact of increased units, but decreased as a percentage of total segment net sales, reflecting higher average selling prices on Axon cameras and docks, overall product mix, and relatively stable unit costs. Cost of service sales increased $7.7 million driven primarily by a $3.9 million increase in third party cloud data cost, and an increase in professional services expense due to increased deployments in 2020.

Gross Margin

Gross Margin (dollars in thousands):

	Year Ended December 31,		Dollar	Percent
	2020	2019	Change	Change
TASER segment	$229,627	$174,473	$55,154	31.6%
Software and Sensors segment	186,704	132,813	53,891	40.6%
Total gross margin	$416,331	$307,286	$109,045	35.5%
Gross margin as % of net sales	61.1%	57.9%

Gross margin increased $109.0 million to $416.3 million for the year ended December 31, 2020 compared to $307.3 million for 2019. As a percentage of net sales, gross margin increased to 61.1% for 2020 from 57.9% for 2019.

As a percentage of net sales, gross margin for the TASER segment increased to 62.6% for the year ended December 31, 2020 from 61.9% for the year ended December 31, 2019.

Within the Software and Sensors segment, gross margin as a percentage of total segment net sales was 59.4% and 53.3% for the years ended 2020 and 2019, respectively. Within the Software and Sensors segment, product gross margin was 36.6% for the year ended December 31, 2020 and 29.8% for the same period in 2019, while the service margins were 77.1% and 74.8% during those same periods, respectively.

Sales, General and Administrative Expenses

Sales, General and Administrative ("SG&A") Expenses (dollars in thousands):

	Year Ended December 31,		Dollar	Percent
	2020	2019	Change	Change
Salaries, benefits and bonus	$83,287	$67,582	$15,705	23.2%
Stock-based compensation	103,860	59,341	44,519	75.0
Professional, consulting and lobbying	45,541	21,590	23,951	110.9
Sales and marketing	32,464	28,961	3,503	12.1
Office and building	9,076	6,650	2,426	36.5
Travel and meals	5,630	11,407	(5,777)	(50.6)
Depreciation and amortization	6,079	5,739	340	5.9
Other	21,349	11,689	9,660	82.6
Total sales, general and administrative expenses	$307,286	$212,959	$94,327	44.3%
SG&A expenses as a percentage of net sales	45.1%	40.1%

SG&A expenses increased $94.3 million, or 44.3%. Stock-based compensation expense increased $44.5 million in comparison to the prior year comparable period, which was primarily attributable to an increase of $41.5 million in expense related to the CEO Performance Award and XSPP. As of December 31, 2020, eleven operational goals for the CEO Performance Award and XSPP are considered probable of attainment or have been attained; during the prior year comparable period, nine operational goals were considered probable. Refer to Note 13 of the notes to our consolidated financial statements within this Annual Report on Form 10-K for additional discussion of the CEO Performance Award and XSPP. Stock-based compensation expense also increased over the prior year comparable period due to an increase in headcount.

Professional, consulting and lobbying expenses increased $24.0 million, driven primarily by an increase of $19.1 million in expenses related to the FTC litigation. As discussed in Note 10 of the notes to our consolidated financial statements within this Annual Report on Form 10-K, on January 3, 2020, we sued the FTC in the District of Arizona, and the FTC filed an enforcement action regarding our May 2018 acquisition of Vievu LLC. Also contributing to the increase were higher expenses related to our enterprise resource planning system conversion.

Salaries, benefits and bonus expense increased $15.7 million, primarily due to an increase in headcount. Salaries, benefits and bonus expense decreased as a percentage of sales from 12.7% for 2019 to 12.2% for 2020.

Sales and marketing expenses increased $3.5 million, driven by a $4.8 million increase in commissions tied to higher revenues. The increase was partially offset by savings driven by the cancellation of in-person events, including our annual Axon Accelerate user conference.

Other SG&A expenses increased by $9.7 million, primarily driven by the following:

●	Supplies expense increased $3.0 million, including a $2.4 million increase in computer licenses and maintenance supporting increased headcount, and a $0.7 million increase for PPE and other COVID-19 related expenses.
●	Charitable contributions increased $1.8 million, primarily reflecting our donations of PPE under our Got You Covered campaign.
●	Insurance expense increased $1.4 million primarily as a result of increases in the cost of comparable policies.
●	Recruiting expense increased $0.9 million as a result of increased hiring needs in 2020.

Partially offsetting the noted increases was a $5.8 million decrease in travel expenses following the suspension of all non-essential travel in mid-March 2020 in response to the COVID-19 pandemic.

Research and Development Expenses

Research and Development ("R&D") Expenses (dollars in thousands):

	Year Ended December 31,		Dollar	Percent
	2020	2019	Change	Change
Salaries, benefits and bonus	$71,488	$63,763	$7,725	12.1%
Stock-based compensation	26,248	17,588	8,660	49.2
Professional and consulting	10,503	4,525	5,978	132.1
Travel and meals	594	2,247	(1,653)	(73.6)
Other	14,362	12,598	1,764	14.0
Total research and development expenses	$123,195	$100,721	$22,474	22.3%
R&D expenses as a percentage of net sales	18.1%	19.0%

The increase in R&D expense was primarily attributable to our Software and Sensors segment. Within the TASER segment, R&D expenses increased $0.9 million or 6.3%, reflecting increased consulting expense and supplies in the current year related to the development of next generation products. The increase was partially offset by lower compensation and benefits resulting from decreased headcount.

R&D expense for the Software and Sensors segment increased $21.6 million or 25.0% but remained relatively consistent at 34.3% of sales as compared to 34.6% in the prior year. Of the increase, $9.1 million related to salaries, benefits, and bonus attributable to increased headcount.

Stock-based compensation expense increased $8.7 million. Contributing to the increase was expense of $3.8 million related to our XSPP. As of December 31, 2020, eleven operational goals for the XSPP are considered probable of attainment or have been attained; during the prior year comparable period, nine operational goals were considered probable.  Stock-based compensation expense also increased over the prior year comparable period due to an increase in headcount.

Professional and consulting expenses increased $6.0 million related to development of next generation products.

The increases were partially offset by a decrease of $1.7 million in travel and meals expense following the suspension of all non-essential travel in mid-March 2020 due to the COVID-19 pandemic

We expect R&D expense to continue to increase in absolute dollars as we focus on growing the Software and Sensors segment as we add headcount and additional resources to develop new products and services to further advance our scalable cloud-connected device platform. We believe that these investments will result in an increase in our subscription revenue base, which over time will result in revenue increasing faster than the increase in SG&A expenses as we reach economies of scale.

Interest and Other Income, Net

Interest and other income, net was $7.9 million and $8.5 million for the years ended December 31, 2020 and 2019, respectively.

For the year ended December 31, 2020, we earned interest income of $5.1 million, other income, net of $0.6 million, had losses from foreign currency transaction adjustments of $0.2 million, and interest expense of $0.1 million. Additionally, we recorded a net gain of $2.1 million related to an observable price change for our investment in Flock Group, Inc. and related warrants. The decrease in interest income was a result of decreased interest rates during the current period, partially offset by higher balances of cash, cash equivalents, and investments.

For the year ended December 31, 2019, we earned interest income of $8.7 million and had losses from foreign currency transaction adjustments of $0.3 million, other income, net of $0.1 million, and interest expense of less than $0.1 million.

Provision for Income Taxes

The provision for income taxes was a benefit of $4.6 million for the year ended December 31, 2020. The effective income tax rate for 2020 was 72.6%. The benefits related to excess stock-based compensation of $9.0 million, research and development credits of $10.2 million, and a deduction for foreign derived intangible income (“FDII”) of $0.9 million were partially offset by the tax effects of permanently non-deductible expenses for executive compensation of $15.5 million, an increase in uncertain tax benefits of $1.0 million, other permanently non-deductible expenses of $0.8 million and state tax expense of $0.9 million. Additionally, we recorded a $0.2 million increase to our valuation allowance as of December 31, 2020 related to research and development tax credits that may not be utilized prior to expiration, partially offset by changes in certain foreign jurisdictions.

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

Net Income

We recorded net loss of $1.7 million for the year ended December 31, 2020 compared to net income of $0.9 million in 2019. Net loss per basic and diluted share was $0.03 for 2020, compared to net income per basic and diluted share of $0.01 for 2019.

Three Months Ended December 31, 2020 Compared to September 30, 2020

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended		Three Months Ended		Dollar	Percent
	December 31, 2020		September 30, 2020		Change	Change
TASER segment:
TASER 7	$58,890	26.0%	$21,702	13.0%	$37,188	171.4%
TASER X26P	11,386	5.0	9,766	5.9	1,620	16.6
TASER X2	14,706	6.5	14,494	8.7	212	1.5
TASER Pulse	3,033	1.4	2,981	1.8	52	1.7
Cartridges	38,461	17.0	26,335	15.8	12,126	46.0
Axon Evidence and cloud services	1,159	0.5	692	0.4	467	67.5
Extended warranties	5,414	2.4	5,265	3.2	149	2.8
Other	2,712	1.2	3,171	1.9	(459)	(14.5)
TASER segment	135,761	60.0	84,406	50.7	51,355	60.8
Software and Sensors segment:
Axon Body	16,505	7.3	15,978	9.6	527	3.3
Axon Flex	630	0.3	1,589	1.0	(959)	(60.4)
Axon Fleet	7,020	3.1	4,215	2.5	2,805	66.5
Axon Dock	5,009	2.2	5,708	3.4	(699)	(12.2)
Axon Evidence and cloud services	50,302	22.2	45,450	27.3	4,852	10.7
Extended warranties	6,701	3.0	6,514	3.9	187	2.9
Other	4,212	1.9	2,582	1.6	1,630	63.1
Software and Sensors segment	90,379	40.0	82,036	49.3	8,343	10.2
Total net sales	$226,140	100.0%	$166,442	100.0%	$59,698	35.9%

Net unit sales were as follows:

	Three Months Ended
			Unit	Percent
	December 31, 2020	September 30, 2020	Change	Change
TASER 7	41,099	15,908	25,191	158.4%
TASER X26P	10,611	8,119	2,492	30.7%
TASER X2	9,751	10,078	(327)	(3.2)%
TASER Pulse	11,657	12,811	(1,154)	(9.0)%
Cartridges	1,272,679	852,980	419,699	49.2%
Axon Body	44,735	62,873	(18,138)	(28.8)%
Axon Flex	749	3,175	(2,426)	(76.4)%
Axon Fleet	3,905	2,396	1,509	63.0%
Axon Dock	6,326	9,165	(2,839)	(31.0)%

Net sales for the TASER segment increased $51.4 million, or 60.8%, on a sequential basis primarily due to a $37.2 million increase in revenue from TASER 7 devices and a $12.1 million increase in cartridge revenue. The increase in TASER 7 revenues was a result of both increased unit sales and a higher average selling price, driven by greater adoption of TASER 7, especially internationally.

Net sales for the Software and Sensors segment increased $8.3 million, or 10.2%, on a sequential basis primarily due to a $4.9 million increase in Axon Evidence and cloud services revenue and a $2.8 million increase in Axon Fleet revenue. The increase in Axon Evidence and cloud services revenue was a result of the increase in the aggregate number of users on our network. Axon Fleet revenue was driven primarily by increased unit sales, as well as an increase in the average selling price.

International sales were $59.5 million in for the three months ended December 31, 2020 as compared to $23.1 million for the three months ended September 30, 2020, an increase of $36.4 million, primarily driven by increased sales in Europe.

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

Although these non-GAAP financial measures are not consistent with GAAP, management believes investors will benefit by referring to these non-GAAP financial measures when assessing our operating results, as well as when forecasting and analyzing future periods. However, management recognizes that:

●	these non-GAAP financial measures are limited in their usefulness and should be considered only as a supplement to our GAAP financial measures;
●	these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, our GAAP financial measures;
●	these non-GAAP financial measures should not be considered to be superior to our GAAP financial measures; and
●	these non-GAAP financial measures were not prepared in accordance with GAAP and investors should not assume that the non-GAAP financial measures presented in this Annual Report on Form 10-K were prepared under a comprehensive set of rules or principles.

EBITDA and Adjusted EBITDA (CEO Performance Award) reconcile to net income as follows (dollars in thousands):

	For the Years Ended December 31,
	December 31,	December 31,
	2020	2019
Net income (loss)	$(1,724)	$882
Depreciation and amortization	12,475	11,361
Interest expense	55	46
Investment interest income	(4,086)	(7,040)
Provision for (benefit from) income taxes	(4,567)	1,188
EBITDA	$2,153	$6,437

Adjustments:
Stock-based compensation expense	133,572	78,495
Adjusted EBITDA (CEO Performance Award)	$135,725	$84,932

Liquidity and Capital Resources

Summary

As of December 31, 2020, we had $155.4 million of cash and cash equivalents, a decrease of $16.8 million from December 31, 2019. Cash and cash equivalents and investments totaled $652.6 million, an increase of $256.4 million from December 31, 2019.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2020	2019
Operating activities	$38,481	$65,673
Investing activities	(356,526)	(240,737)
Financing activities	299,265	(3,937)
Effect of exchange rate changes on cash and cash equivalents	1,976	329
Net decrease in cash and cash equivalents and restricted cash	$(16,804)	$(178,672)

Operating activities

Net cash provided by operating activities in 2020 of $38.5 million consisted of $1.7 million in net loss, the net add-back of non-cash income statement items totaling $141.0 million and a $100.8 million net change in operating assets and liabilities. Included in the non-cash items were $12.5 million in depreciation and amortization expense, $133.6 million in stock-based compensation expense, and a $16.5 million increase in deferred income tax assets. The most significant increase to the portion of cash provided by operating activities related to the changes in operating assets and liabilities was a $107.8 million increase in accounts and notes receivable and contract assets. The increase in accounts and notes receivable and contract assets was attributable to increased sales in 2020, primarily sales made under subscription plans. Operating cash flows were also negatively impacted by increased inventory of $52.2 million, as we proactively built up a safety stock of inventory to help meet strong product demand while also preparing us to stagger factory work schedules, and increased prepaid expenses and other assets of $14.9 million resulting primarily from an increase in deferred commissions expense. Operating cash flows were positively impacted by an increase in deferred revenue of $65.1 million.  The increase in deferred revenue was primarily attributable to increased prepayments for Software and Sensors hardware and services, and a smaller increase in hardware deferred revenue from TASER subscription sales.

Investing activities

We used $356.5 million for investing activities in 2020. Purchases of investments, net of calls and maturities, were $276.7 million. We also invested $72.6 million in the purchase of property and equipment and intangibles, including $54.1 million for land on which we intend to construct our new manufacturing and office facility, and $7.1 million for equity investments in unconsolidated affiliates.

Financing activities

Net cash used provided by financing activities was $299.3 million for the year ended December 31, 2020. During 2020, we completed an equity offering that generated net proceeds of $306.8 million. Certain RSUs that vested in the year ended December 31, 2020 were net-share settled, such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash, which totaled $7.8 million, to the appropriate taxing authorities.

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

As of December 31, 2020, we had letters of credit outstanding of $6.1 million, leaving the net amount available for borrowing of $43.9 million. The facility matures on December 31, 2021 and has an accordion feature which allows for an increase in the total line of credit up to $100.0 million, subject to certain conditions, including the availability of additional bank commitments. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At December 31, 2020 and 2019, there were no borrowings under the line.

Our agreement with the bank requires us to comply with a maximum funded debt to EBITDA ratio, as defined, of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At December 31, 2020, the Company’s funded debt to EBITDA ratio was 0.0000 to 1.00.

On January 29, 2021, we entered into an amendment to the credit agreement which extends the maturity date to December 31, 2023 and increases the amount of the unsecured revolving line of credit which is available for letters of credit from $10 million to $20 million.

TASER subscription and installment purchase arrangements typically involve amounts invoiced in five equal installments at the beginning of each year of the five-year term. This is in contrast to a traditional CED sale in which the entire amount being charged for the hardware is invoiced upon shipment. This impacts liquidity in a commensurate fashion, with the cash for the subscription or installment purchase received in five annual installments rather than up front. It is our strategic intent to shift an increasing amount of our business to a subscription model, to better match the municipal budgeting process of our customers as well as to allow for multiple product offerings to be bundled into existing subscriptions. We carefully considered the cash flow impacts of this strategic shift and regularly revisit our cash flow forecast with the goal of maintaining a comfortable level of liquidity as we introduce commercial offerings in which we incur upfront cash costs to produce and fulfill hardware sales ahead of the cash inflows from our customers.

Based on our strong balance sheet and the fact that we had no long-term debt or financing lease obligations at December 31, 2020, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.

We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions or strategic investments and other liquidity requirements through at least the next 12 months. We and our Board of Directors may consider repurchases of our common stock. Further repurchases of our common stock would take place on the open market, would be financed with available cash and are subject to authorization as well as market and business conditions.

Contractual Obligations

The following table outlines our future contractual financial obligations by period in which payment is expected, as of December 31, 2020 (dollars in thousands):

		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Operating lease obligations	$26,409	$6,277	$12,069	$7,860	$203
Purchase obligations	209,258	192,826	4,169	5,003	7,260
Total contractual obligations	$235,667	$199,103	$16,238	$12,863	$7,463

Purchase obligations in the table above represent $169.3 million of open purchase orders and $40.0 million of other purchase obligations. The open purchase orders represent both cancelable and non-cancelable purchase orders with key vendors, which are included in this table due to our strategic relationships with these vendors.

We are subject to U.S. federal income tax as well as income taxes imposed by state and foreign jurisdictions. As of December 31, 2020, we had $7.7 million of gross unrecognized tax benefits related to uncertain tax positions. The settlement period for these long-term income tax liabilities cannot be determined; however, the liabilities are expected to increase by approximately $0.1 million within the next 12 months.

Off-Balance Sheet Arrangements

The discussion of off-balance sheet arrangements in Note 10 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference herein.

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

Product Warranties

We warranty our CEDs, Axon cameras and certain related accessories from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for the standard warranty are charged to cost of products sold when revenue is recorded for the related product. Future warranty costs are estimated based on historical data related to warranty claims on a quarterly basis and this rate is applied to current product sales. Historically, reserve amounts have been increased if management becomes aware of a component failure or other issue that could result in larger than anticipated warranty claims from customers. The warranty reserve is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of December 31, 2020 and 2019, our warranty reserve was approximately $0.8 million and $1.5 million, respectively. Warranty expense for the years ended December 31, 2020, 2019 and 2018 was $0.0 million, $1.6 million and $0.7 million, respectively. Warranty expense for the year ended December 31, 2020, was impacted by lower than expected warranty claims for the Axon Body 3 on-officer body camera. Warranty expense for the year ended December 31, 2019 was impacted by higher than initially expected warranty claims for the Axon Flex 2 on-officer body camera. Warranty expense for the year ended December 31, 2018, was impacted by lower than expected warranty claims for the Axon Body 2 on-officer body camera.

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

During the year ended December 31, 2020, we recorded provisions to reduce inventories to their lower of cost and net realizable value of approximately $3.8 million compared to $1.3 million during the year ended December 31, 2019. The largest driver of the increase in the provision in 2020 compared to 2019 was a $2.2 million reduction in the carrying amount of our trial and evaluation inventory to zero which is our estimate of its net realizable value. The provision in 2020 and in 2019 was driven by analyses of projected sales data for existing products resulting in adjustments to state inventories at their lower of cost and net realizable value.

Revenue Recognition, Deferred Revenue and Accounts and Notes Receivable

We derive revenue from two primary sources:  (1) the sale of physical products, including CEDs, Axon cameras, Axon Signal enabled devices, corresponding hardware extended warranties, and related accessories such as Axon docks, cartridges and batteries, among others, and (2) subscriptions to our Axon Evidence digital evidence management SaaS (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, we also recognize training, professional services and revenue related to other software and SaaS services. We apply the five-step model outlined in Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("Topic 606").

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Topic 606. For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using our estimate of the standalone selling price ("SSP") of each distinct good or service in the contract.

Revenues are recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, each of which is generally distinct and accounted for as a separate performance obligation. Revenue is recognized net of allowances for returns.

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

Many of our products and services are sold on a standalone basis. We also bundle our hardware products and services together and sell them to our customers in single transactions, where the customer can make payments over a multi-year period. For the years ended December 31, 2020, 2019 and 2018, the composition of revenue recognized from contracts containing multiple performance obligations and those not containing multiple performance obligations was as follows (dollars in thousands):

	For the Year Ended December 31, 2020
	TASER		Software and Sensors		Total
Contracts with Multiple Performance Obligations	$186,427	50.9%	$311,187	99.0%	$497,614	73.1%
Contracts without Multiple Performance Obligations	180,125	49.1	3,264	1.0	183,389	26.9
Total	$366,552	100.0%	$314,451	100.0%	$681,003	100.0%

	For the Year Ended December 31, 2019
	TASER		Software and Sensors		Total
Contracts with Multiple Performance Obligations	$130,761	46.4%	$245,416	98.5%	$376,177	70.9%
Contracts without Multiple Performance Obligations	150,900	53.6	3,783	1.5	154,683	29.1
Total	$281,661	100.0%	$249,199	100.0%	$530,860	100.0%

	For the Year Ended December 31, 2018
	TASER		Software and Sensors		Total
Contracts with Multiple Performance Obligations	$72,355	28.6%	$159,318	95.4%	$231,673	55.2%
Contracts without Multiple Performance Obligations	180,760	71.4	7,635	4.6	188,395	44.8
Total	$253,115	100.0%	$166,953	100.0%	$420,068	100.0%

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

Circumstances that might indicate long-lived assets might not be recoverable could include, but are not limited to, a change in the product mix, a change in the way products and services are created, produced or delivered, or a significant change in the way our products are branded and marketed. When performing a review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. During the year ended December 31, 2020, we abandoned certain planning and site development activities related to our planned new headquarters, resulting in an impairment charge of $0.7 million. Additionally, we recognized impairment charges totaling $0.5 million related to improvements and remodeling of certain of our offices. Both charges were included in sales, general and administrative expense in the accompanying consolidated statements of operations. During the year ended December 31, 2019, we abandoned certain capitalized software related to implementation work on an enterprise resource planning system conversion, resulting in an impairment charge of $1.3 million, and certain planning and site development activities related to our planned new headquarters, resulting in an impairment charge of $0.7 million, both of which were included in sales, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income (loss). During the year ended December 31, 2018, we abandoned certain developed technology acquired in a business combination resulting in an impairment charge of $2.0 million.

Income Taxes

We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carry forwards.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. We must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies for each year a tax credit was claimed for federal, Arizona, and California income tax purposes. We determined that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, have established a liability for unrecognized tax benefits of $7.7 million as of December 31, 2020. We expect the amount of the unrecognized tax benefit to increase by approximately $0.1 million within the next 12 months. Should the unrecognized tax benefit of $7.7 million be recognized, our effective tax rate would be favorably impacted. Our estimates are based on information available to us at the time we prepare the income tax provision. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. During 2020, we completed an audit of our 2016 U.S. federal income tax return by the Internal Revenue Service and began an audit of our 2016 and 2017 California income tax returns for which we are currently in the closing phase with the Franchise Tax Board. Additionally, we have been notified that an audit will commence for Axon Public Safety Southeast Asia LLC, our entity in Vietnam. The tax period has not yet been defined.

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

We anticipate sufficient future pre-tax book income to realize a large portion of our deferred tax assets. However, based on expected income for years in which Arizona R&D tax credits are set to expire, and certain identified intangibles with an indefinite life, a reserve of $7.3 million has been recorded as a valuation allowance against deferred tax assets as of December 31, 2020.

Stock-Based Compensation

We have historically granted stock-based compensation to key employees and non-employee directors as a means of attracting and retaining highly qualified personnel. Stock-based compensation awards primarily consist of service-based RSUs, performance-based RSUs, and performance-based stock options. Our stock-based compensation awards are classified as equity and measured at the fair market value of the underlying stock at the grant date. For service-based awards, we recognize RSU expense using the straight-line attribution method over the requisite service period. Vesting of performance-based RSUs is contingent upon the achievement of certain performance criteria related to our operating performance, as well as successful and timely development and market acceptance of future product introductions. For performance-based RSUs containing only performance conditions, compensation cost is recognized using the graded attribution model over the explicit or implicit service period. For awards containing multiple service, performance or market conditions, where all conditions must be satisfied prior to vesting, compensation expense is recognized over the requisite service period, which is defined as the longest explicit, implicit or derived service period, based on management’s estimate of the probability and timing of the performance criteria being satisfied, adjusted at each balance sheet date. For both service-based and performance-based RSUs, we account for forfeitures as they occur as a reduction to stock-based compensation expense and additional paid-in-capital.

For performance-based options, stock-based compensation expense is recognized over the expected performance achievement period of individual performance goals when the achievement of each individual performance goal becomes probable. For performance-based awards with a vesting schedule based entirely on the attainment of both performance and market conditions, stock-based compensation expense is recognized over the longer of the expected achievement period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of achievement. The fair value of such awards is estimated on the grant date using Monte Carlo simulations. Refer to Note 13 of the notes to our consolidated financial statements within this Annual Report on Form 10-K.

We have granted a total of approximately 15.0 million performance-based awards (options and restricted stock units) of which approximately 12.0 million are outstanding as of December 31, 2020, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance and market capitalization. Compensation expense for performance awards will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimates of the fair value of the awards and timing of recognition of stock-based compensation and consequently, the related amount recognized in our statements of operations and comprehensive income.

Contingencies and Accrued Litigation Expense

We are subject to the possibility of various loss contingencies arising in the ordinary course of business, including product-related and other litigation. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Refer to Note 10 of our consolidated financial statements within this Annual Report on Form 10-K.

Reserve for Expected Credit Losses

We are exposed to the risk of credit losses primarily through sales of products and services. Our expected credit loss allowance for accounts receivable, notes receivable, and contract assets represents management’s best estimate and application of judgment considering a number of factors, including historical collection experience, published or estimated credit default rates for entities that represent our customer base, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Additionally, specific reserve amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible.

We review receivables for U.S. and international customers separately to better reflect different published credit default rates and economic and market conditions.

A majority of our customers are governmental agencies. Due to municipal government funding rules, certain of our contracts are subject to appropriation, termination for convenience, or similar cancellation clauses, which could allow our customers to cancel or not exercise options to renew contracts in the future. Economic slowdowns that negatively affect municipal tax collections and put pressure on law enforcement may increase this risk and negatively impact the realizability of our accounts and notes receivable and contract assets. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and increased our reserve for expected credit losses by approximately $0.9 million during the year ended December 31, 2020.

Based on the balances of our financial instruments as of December 31, 2020, a hypothetical 25 percent increase in expected credit loss rates across all pools would result in a $0.7 million increase in the allowance for expected credit losses.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. Based on investment positions as of December 31, 2020, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $1.7 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Additionally, we have access to a $50.0 million line of credit borrowing facility which bears interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to EBITDA ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $6.1 million at December 31, 2020. At December 31, 2020, there was no amount outstanding under the line of credit, and the available borrowing under the line of credit was $43.9 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

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

Item 8.    Financial Statements and Supplementary Data

AXON ENTERPRISE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$155,440	$172,250
Short-term investments	406,525	178,534
Accounts and notes receivable, net of allowance of $2,105 and $1,567 as of December 31, 2020 and December 31, 2019 respectively	229,201	146,878
Contract assets, net	63,945	38,102
Inventory	89,958	38,845
Prepaid expenses and other current assets	36,883	34,866
Total current assets	981,952	609,475
Property and equipment, net	105,494	43,770
Deferred tax assets, net	45,770	27,688
Intangible assets, net	9,448	12,771
Goodwill	25,205	25,013
Long-term investments	90,681	45,499
Long-term notes receivable, net	22,457	31,598
Long-term contract assets, net	20,099	9,644
Other assets	79,917	40,181
Total assets	$1,381,023	$845,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,142	$25,874
Accrued liabilities	59,843	45,001
Current portion of deferred revenue	163,959	117,864
Customer deposits	2,956	2,974
Other current liabilities	5,431	3,853
Total current liabilities	256,331	195,566
Deferred revenue, net of current portion	111,222	87,936
Liability for unrecognized tax benefits	4,503	3,832
Long-term deferred compensation	4,732	3,936
Deferred tax liabilities, net	649	354
Other long-term liabilities	27,331	10,520
Total liabilities	404,768	302,144
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 63,766,555 and 59,497,759 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	962,159	528,272
Treasury stock at cost, 20,220,227 shares as of December 31, 2020 and December 31, 2019	(155,947)	(155,947)
Retained earnings	169,901	172,265
Accumulated other comprehensive income (loss)	141	(1,096)
Total stockholders’ equity	976,255	543,495
Total liabilities and stockholders’ equity	$1,381,023	$845,639

The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
Net sales from products	$500,250	$399,474	$327,635
Net sales from services	180,753	131,386	92,433
Net sales	681,003	530,860	420,068
Cost of product sales	224,131	190,683	139,337
Cost of service sales	40,541	32,891	22,148
Cost of sales	264,672	223,574	161,485
Gross margin	416,331	307,286	258,583
Sales, general and administrative	307,286	212,959	156,886
Research and development	123,195	100,721	76,856
Total operating expenses	430,481	313,680	233,742
Income (loss) from operations	(14,150)	(6,394)	24,841
Interest and other income, net	7,859	8,464	3,263
Income (loss) before provision for income taxes	(6,291)	2,070	28,104
Provision (benefit) for income taxes	(4,567)	1,188	(1,101)
Net income (loss)	$(1,724)	$882	$29,205
Net income (loss) per share:
Basic	$(0.03)	$0.01	$0.52
Diluted	$(0.03)	$0.01	$0.50
Weighted average shares outstanding:
Basic	61,782	59,190	56,392
Diluted	61,782	60,018	57,922

Net income (loss)	$(1,724)	$882	$29,205
Foreign currency translation adjustments	1,237	417	(46)
Comprehensive income (loss)	$(487)	$1,299	$29,159

The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2017	52,969,869	$1	$201,672	20,220,227	$(155,947)	$123,185	$(1,467)	$167,444
Cumulative effect of applying a change in accounting principle	—	—	—	—	—	18,993	—	18,993
Issuance of common stock	4,645,000	—	233,993	—	—	—	—	233,993
Issuance of common stock business combination	58,843	—	8,226	—	—	—	—	8,226
Issuance of common stock under employee plans, net	1,136,925	—	(12,370)	—	—	—	—	(12,370)
Stock-based compensation	—	—	21,879	—	—	—	—	21,879
Net income	—	—	—	—	—	29,205	—	29,205
Foreign currency translation adjustments	—	—	—	—	—	—	(46)	(46)
Balance, December 31, 2018	58,810,637	$1	$453,400	20,220,227	$(155,947)	$171,383	$(1,513)	$467,324
Issuance of common stock under employee plans, net	616,509	—	(3,937)	—	—	—	—	(3,937)
Stock-based compensation	—	—	78,809	—	—	—	—	78,809
Issuance of common stock for business combination contingent consideration	70,613	—	—	—	—	—	—	—
Net income	—	—	—	—	—	882	—	882
Foreign currency translation adjustments	—	—	—	—	—	—	417	417
Balance, December 31, 2019	59,497,759	$1	$528,272	20,220,227	$(155,947)	$172,265	$(1,096)	$543,495
Cumulative effect of applying a change in accounting principle	—	—	—	—	—	(640)	—	(640)
Issuance of common stock	3,450,000	—	306,779	—	—	—	—	306,779
Issuance of common stock under employee plans, net	748,183	—	(7,514)	—	—	—	—	(7,514)
Stock-based compensation	—	—	133,572	—	—	—	—	133,572
Issuance of common stock for business combination contingent consideration and related tax effects	70,613	—	1,050	—	—	—	—	1,050
Net income (loss)	—	—	—	—	—	(1,724)	—	(1,724)
Foreign currency translation adjustments	—	—	—	—	—	—	1,237	1,237
Balance, December 31, 2020	63,766,555	$1	$962,159	20,220,227	$(155,947)	$169,901	$141	$976,255

The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(1,724)	$882	$29,205
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12,475	11,361	10,615
Loss on disposal and abandonment of intangible assets	320	67	2,117
Loss on disposal and impairment of property and equipment, net	1,722	2,542	303
Stock-based compensation expense	133,572	78,495	21,879
Deferred income taxes	(16,528)	(7,987)	(3,592)
Unrecognized tax benefits	671	983	1,144
Other noncash, net	7,449	3,928	34
Provision for expected credit losses	1,302	—	—
Change in assets and liabilities:
Accounts and notes receivable and contract assets	(107,762)	(38,830)	(67,643)
Inventory	(52,156)	(4,903)	14,804
Prepaid expenses and other assets	(14,885)	(9,845)	(12,739)
Accounts payable, accrued and other liabilities	8,886	4,967	13,506
Deferred revenue	65,139	24,013	54,242
Net cash provided by operating activities	38,481	65,673	63,875
Cash flows from investing activities:
Purchases of investments	(656,522)	(354,477)	(4,331)
Proceeds from call / maturity of investments	379,839	130,083	11,158
Purchases of property and equipment	(72,629)	(15,939)	(11,139)
Proceeds from disposal of property and equipment	95	—	—
Purchases of intangible assets	(241)	(404)	(558)
Investments in unconsolidated affiliates	(7,068)	—	—
Business acquisitions, net of cash acquired	—	—	(4,990)
Net cash used in investing activities	(356,526)	(240,737)	(9,860)
Cash flows from financing activities:
Net proceeds from equity offering	306,779	—	233,993
Proceeds from options exercised	295	114	1,757
Income and payroll tax payments for net-settled stock awards	(7,809)	(4,051)	(14,127)
Payment of contingent consideration for business acquisitions	—	—	(2,275)
Net cash provided by (used in) financing activities	299,265	(3,937)	219,348
Effect of exchange rate changes on cash and cash equivalents	1,976	329	(774)
Net increase (decrease) in cash and cash equivalents	(16,804)	(178,672)	272,589
Cash and cash equivalents and restricted cash, beginning of period	172,355	351,027	78,438
Cash and cash equivalents and restricted cash, end of period	$155,551	$172,355	$351,027

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

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions in these consolidated financial statements include:

●	product warranty reserves,
●	inventory valuation,
●	revenue recognition,
●	reserve for expected credit losses
●	valuation of goodwill, intangible and long-lived assets,
●	recognition, measurement and valuation of current and deferred income taxes,
●	stock-based compensation, and
●	recognition and measurement of contingencies and accrued litigation expense.

Actual results could differ materially from those estimates.

Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments include cash, money market funds, certificates of deposit, commercial paper, corporate bonds, state and municipal obligations, U.S. Treasury inflation protected securities, U.S. Treasury Repurchase agreements, U.S. Treasury bills, and agency bonds. We place our cash and cash equivalents with high quality financial institutions. Although we deposit our cash with multiple financial institutions, our deposits regularly exceed federally insured limits.

Cash and cash equivalents include funds on hand and highly liquid investments purchased with initial maturity of three months or less. Short-term investments include securities with an expected maturity date within one year of the balance sheet date that do not meet the definition of a cash equivalent, and long-term investments are securities with an expected maturity date greater than one year. Based on management’s intent and ability to hold our investments, they are classified as held to maturity investments and are recorded at amortized cost. Held-to-maturity investments are reviewed quarterly for impairment to determine if other-than-temporary declines in the fair value have occurred for any individual investment that may affect our intent and ability to hold the investment until recovery. Other-than-temporary declines in the value of held-to-maturity investments are recorded as expense in the period the determination is made.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Cash

Restricted cash balances of $0.1 million and $0.1 million as of December 31, 2020 and 2019, respectively, primarily relate to funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. Approximately half of the balance was included in prepaid expenses and other current assets on our consolidated balance sheets, with the remainder included in other assets.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Additions and improvements are capitalized, while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Land is not depreciated.

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

Software development costs also include costs to develop software programs to be used solely to meet our internal needs and applications. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the intended function. Additionally, we capitalize qualifying costs incurred for upgrades and enhancements to existing software that result in additional functionality. Costs related to preliminary project planning activities, post-implementation activities, maintenance and minor modifications are expensed as incurred. Internal-use software development costs are amortized on a straight line basis over the estimated useful life of the software.

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

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

intangible assets may warrant revision or that the remaining balance of these assets, including intangible assets with indefinite lives, may not be recoverable.

Circumstances that might indicate long-lived assets might not be recoverable could include, but are not limited to, a change in the product mix, a change in the way products and services are created, produced or delivered, or a significant change in the way our products are branded and marketed. When performing a review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. During the year ended December 31, 2020, we abandoned certain planning and site development activities related to our planned new headquarters, resulting in an impairment charge of $0.7 million. Additionally, we recognized impairment charges totaling $0.5 million related to improvements and remodeling of certain of our offices. Both charges were included in sales, general and administrative expense in the accompanying consolidated statements of operations. During the year ended December 31, 2019, we abandoned certain capitalized software related to implementation work on an enterprise resource planning system conversion, resulting in an impairment charge of $1.3 million, and certain planning and site development activities related to our planned new headquarters, resulting in an impairment charge of $0.7 million, both of which were included in sales, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income. During the year ended December 31, 2018, we abandoned certain developed technology acquired in a business combination resulting in an impairment charge of $2.0 million which was included in sales, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income.

Customer Deposits

We require deposits in advance of shipment for certain customer sales orders. Additionally, customers may elect to make deposits with us related to contracts for our products and services that were not executed as of the end of a reporting period. Customer deposits are included in other current liabilities in the accompanying consolidated balance sheets.

Revenue Recognition, Deferred Revenue and Accounts and Notes Receivable

We derive revenue from two primary sources:  (1) the sale of physical products, including conducted energy devices ("CEDs"), Axon cameras, Axon Signal enabled devices, corresponding hardware extended warranties, and related accessories such as Axon docks, cartridges and batteries, among others, and (2) subscriptions to our Axon Evidence digital evidence management software-as-a-service ("SaaS") (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, we also recognize revenue from training, professional services and other software and SaaS services. We apply the five-step model outlined in Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts from Customers ("Topic 606"). For additional discussion of the adoption of Topic 606, see Note 2.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Topic 606. For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using our estimate of the standalone selling price ("SSP") of each distinct good or service in the contract.

Revenues are recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, each of which is generally distinct and accounted for as a separate performance obligation. Revenue is recognized net of allowances for returns.

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

Sales are typically made on credit, and we generally do not require collateral. We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable, notes receivable, and contract assets is developed using historical collection experience, published or estimated credit default rates for entities that represent our customer base, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. We review receivables for U.S. and international customers separately to better reflect different published credit default rates and economic and market conditions. Additionally, specific reserve amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. Accounts and notes receivable and contract assets are presented net of a reserve for expected credit losses, which totaled $3.4 million and $1.6 million as of December 31, 2020 and January 1, 2020, respectively. This reserve represents management’s best estimate and application of judgment considering a number of factors, including those listed above. In the event that actual uncollectible amounts differ from our estimates, additional expense could be necessary.

We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and increased our reserve for expected credit losses by approximately $0.9 million during the year ended December 31, 2020.

Cost of Product and Service Sales

Cost of product sales represents manufacturing costs, consisting of materials, labor and overhead related to finished goods and components. Shipping costs incurred related to product delivery are also included in cost of products sold. Cost

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of service sales includes third-party cloud services, and software maintenance and support costs, including personnel costs, associated with supporting Evidence.com and other software related services.

Advertising Costs

We expense advertising costs in the period in which they are incurred. We incurred advertising costs of $1.3 million, $0.9 million and $1.1 million in the years ended December 31, 2020, 2019 and 2018, respectively. Advertising costs are included in sales, general and administrative expenses in the accompanying statements of operations.

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

Changes in our estimated warranty reserve were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Balance, beginning of period	$1,476	$898
Utilization of reserve	(700)	(973)
Warranty expense (benefit)	(7)	1,551
Balance, end of period	$769	$1,476

Research and Development Expenses

We expense as incurred research and development costs that do not meet the qualifications to be capitalized. We incurred research and development expense of $123.2 million, $100.7 million and $76.9 million in 2020, 2019 and 2018, respectively.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

a greater than 50% likelihood of being realized upon ultimate resolution. We also assess whether uncertain tax positions, as filed, could result in the recognition of a liability for possible interest and penalties. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. Refer to Note 11 for additional information regarding the change in unrecognized tax benefits.

Concentration of Credit Risk and Major Customers / Suppliers

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts and notes receivable, contract assets, and cash. Historically, we have experienced an immaterial level of write-offs related to uncollectible accounts.

We maintain the majority of our cash at four depository institutions. As of December 31, 2020, the aggregate balances in such accounts were $145.1 million. Our balances with these institutions regularly exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for domestic deposits and various deposit insurance programs covering our deposits in Australia, Canada, Finland, Germany, Hong Kong, India, Italy, the Netherlands, Spain, the United Kingdom, and Vietnam. To manage the related credit exposure, management continually monitors the creditworthiness of the financial institutions where we have deposits.

No customer represented more than 10% of total net sales for the years ended December 31, 2020, 2019 or 2018. At December 31, 2020, and 2019, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets.

We currently purchase both off the shelf and custom components, including, but not limited to, finished circuit boards, injection-molded plastic components, small machined parts, custom cartridge components, electronic components, and off the shelf sub-assemblies from suppliers located in the U.S., Canada, China, Israel, Mexico, Republic of Korea, and Taiwan. Although we currently obtain many of these components from single source suppliers, we own the injection molded component tooling, most of the designs, and the test fixtures used in their production for all custom components. As a result, we believe we could obtain alternative suppliers in most cases without incurring significant production delays. We also strategically hold safety stock levels on custom components to further reduce this risk. For off the shelf components, we believe that in most cases there are readily available alternative suppliers who can consistently meet our needs for these components. We acquire components either through contractual agreements or on a purchase order basis along with in some cases providing rolling 12 month forecasts to suppliers so they can procure or secure subcomponents to further mitigate upstream risks to our supply chain.

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

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We have cash equivalents and investments, which at December 31, 2020 and 2019, were comprised of money market funds, agency bonds, certificates of deposit, commercial paper, corporate bonds, municipal bonds, U.S. Treasury bills, U.S. Treasury repurchase agreements, and U.S. Treasury inflation-protected securities. See additional disclosure regarding the fair value of our cash equivalents and investments in Note 3. Included in the balance of other assets as of December 31, 2020 and 2019 was $4.7 million and $4.2 million, respectively, related to corporate-owned life insurance policies which are used to fund our deferred compensation plan. We determine the fair value of our insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.

During 2020, we invested in two unconsolidated affiliates, which are included within other assets. The estimated fair value of the investments was determined based on Level 3 inputs. As of December 31, 2020, management estimated that the fair value of the investments equaled the carrying value.

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

For a summary of net sales by geographic area, see Note 2. The majority of our sales to international customers are transacted in foreign currencies and are attributed to each country based on the shipping address of the distributor or customer. For the years ended December 31, 2020, 2019 and 2018, no individual country outside the U.S. represented more than 10% of net sales. Substantially all of our assets are located in the U.S.

Stock-Based Compensation

We recognize expense related to stock-based compensation transactions in which we receive services in exchange for equity instruments of the Company. Stock-based compensation expense for restricted stock units ("RSUs") is measured based on the closing fair market value of our common stock on the date of grant. We recognize stock-based compensation expense over the award’s requisite service period on a straight-line basis for time-based RSUs. For performance-based RSUs, stock-based compensation expense is recognized over the requisite service period, which is defined as the longest explicit, implicit or derived service period based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. For performance-based options with a vesting schedule based entirely on the attainment of both performance and market conditions, stock-based compensation expense is recognized over the longer of the expected achievement period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of achievement. For both time-based and performance-based

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

RSUs, we recognize forfeitures as they occur as a reduction to stock-based compensation expense and to additional paid-in-capital.

eXponential Stock Performance Plan

On February 12, 2019, our shareholders approved the 2019 Stock Incentive Plan (the “2019 Plan”), which was adopted by the Board of Directors to reserve a sufficient number of shares to facilitate our eXponential Stock Performance Plan (“XSPP”) and grants of eXponential Stock Units (“XSUs”) under the plan. The XSUs are grants of restricted stock units, each with a term of approximately nine years, that vest in 12 equal tranches. Each of the 12 tranches will vest upon certification by the Compensation Committee of the Board of Directors that both (i) the market capitalization goal for such tranche, which begins at $2.5 billion for the first tranche and increases by increments of $1.0 billion thereafter, and (ii) any one of eight operational goals focused on revenue or eight operational goals focused on Adjusted EBITDA (CEO Performance Award) have been met for the previous four consecutive fiscal quarters. A total of approximately 0.3 million XSUs were granted during the year ended December 31, 2020.

Stock-based compensation expense associated with XSU awards is recognized over the longest explicit, implicit or derived service period for each pair of market capitalization and operational goals, beginning at the point in time when the relevant operational goal is considered probable of being met. The market capitalization goal period and the valuation of each tranche are determined using a Monte Carlo simulation, which is also used as the basis for determining the expected achievement period of the market capitalization goal. The probability of meeting an operational goal and the expected achievement point in time for meeting a probable operational goal are based on a subjective assessment of our forward-looking financial projections, taking into consideration statistical analysis. Even though no tranches of the XSU awards vest unless a market capitalization and a matching operational goal are both achieved, stock-based compensation expense is recognized when an operational goal is considered probable of achievement regardless of whether a market capitalization goal is actually achieved.

Given the complexity of the awards, we utilized Monte Carlo simulations to simulate a range of possible future market capitalizations for the Company over the term of the awards at each of the respective grant dates. The average of all iterations of the simulation was used as the basis for the valuation and market capitalization goal derived service period for each tranche. Additionally, we applied an illiquidity discount of between 10.3% and 17.4% to the valuation of XSUs because the awards specify a post-vest holding period of 2.5 years for the acquired shares that vest. Certain of the XSU awards specify a post-vest holding period of the longer of 2.5 years or until the next tranche vests. The illiquidity discounts were estimated using the Finnerty model and reduced by the impact of expected payroll and income taxes due upon vesting of the awards, as the related proportion of shares are expected to be sold to satisfy such obligations. We measured the grant date fair value of the XSU awards with the following assumptions: risk-free interest rate of between 0.53% and 1.53%, expected term of between 7.3 and 8.0 years, expected volatility of between 46.37% and 51.96%, and dividend yield of 0.00%.

Stock Options

On May 24, 2018 (the “CEO Grant Date”), our stockholders approved the Board of Directors’ grant of 6,365,856 stock option awards to Patrick W. Smith, our CEO (the “CEO Performance Award”). The CEO Performance Award consists of 12 vesting tranches with a vesting schedule based entirely on the attainment of both operational goals (performance conditions) and market capitalization goals (market conditions), assuming continued employment either as the CEO or as both Executive Chairman and Chief Product Officer and service through each vesting date. Stock-based compensation expense associated with the CEO Performance Award is recognized over the requisite service period, which is defined as the longer of the expected achievement period for each pair of market capitalization and operational goals, beginning at the point in time when the relevant operational goal is considered probable of being met.

Given the complexity of the award, we utilized Monte Carlo simulations to simulate a range of possible future market capitalizations for the Company over the term of the options at the grant date. The average of all iterations of the simulation

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

was used as the basis for the valuation and market capitalization goal derived service period for each tranche. Additionally, we applied an illiquidity discount of 9.2% to the valuation because the award specifies a post-exercise holding period of 2.5 years. This discount was estimated using the Finnerty model and reduced by the impact of expected payroll and income taxes due upon exercise of the options, as the related proportion of shares are expected to be sold to satisfy such obligations. Additional assumptions used for the CEO Performance Award and the resulting estimates of weighted-average fair value per share of options granted are as follows:

Volatility	47.71%
Risk-free interest rate	2.98%
Dividend rate	—
Expected life of options	9.76	years
Weighted average grant date fair value of options granted	$38.64

The expected life of the options represented the estimated period of time from grant date until exercise; in this case, exercise was assumed to occur at the full contractual term of ten years from grant and was based on input from the CEO and his historical behavior of not exercising vested options until the end of their terms. Expected stock price volatility was based on the average of the 9.76-year historical volatility and the implied volatility on 1,080-day call option for the Company. The risk-free interest rate was based on the implied yield available on United States Treasury bill zero-coupon issuances with an equivalent remaining term to the term of the options. We have not paid dividends in the past and do not plan to pay any dividends in the near future.

No options were awarded during the years ended December 31, 2020 or 2019. Other than the CEO Performance Award, no options were awarded during the year ended December 31, 2018.

Income (Loss) per Common Share

Basic income or loss per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per share reflects the potential dilution from outstanding stock options and unvested restricted stock units. The calculation of the weighted average number of shares outstanding and earnings per share are as follows (in thousands except per share data):

	For the Year Ended December 31,
	2020	2019	2018
Numerator for basic and diluted earnings per share:
Net income (loss)	$(1,724)	$882	$29,205
Denominator:
Weighted average shares outstanding-basic	61,782	59,190	56,392
Dilutive effect of stock-based awards	—	828	1,530
Diluted weighted average shares outstanding	61,782	60,018	57,922
Anti-dilutive stock-based awards excluded	12,150	12,627	6,757
Net income (loss) per share:
Basic	$(0.03)	$0.01	$0.52
Diluted	$(0.03)	$0.01	$0.50

Recently Issued Accounting Guidance

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 includes an impairment model (known as the current expected credit loss model) on financial instruments

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and other commitments that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The use of forecasted information is intended to incorporate more timely information in the estimate of expected credit losses. This ASU also requires enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as credit quality. Upon adoption effective January 1, 2020, we recorded a noncash cumulative effect adjustment to retained earnings of $0.6 million, net of $0.2 million of income taxes, on the opening consolidated balance sheet as of January 1, 2020,  reflecting an overall increase to the allowance for expected credit losses. See Notes 3 and 4 for further disclosures related to Topic 326.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendments apply to the disclosures of changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and provide that the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Adoption of this ASU on January 1, 2020 did not have a material impact on our consolidated financial statements.

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

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Risks and Uncertainties

In March 2020, the World Health Organization declared COVID-19 a global pandemic. As a result of COVID-19, we have modified certain aspects of our business, including restricting employee travel, allowing a remote work model for the majority of our office staff, and holding certain events and meetings online instead of in person, among other modifications. We are monitoring the situation closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and business is uncertain. However, while we have not incurred significant disruptions from the COVID-19 outbreak, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, actions that  may be taken by governmental authorities and the impact to our customers and partners. At this time, we are unable to estimate the ultimate impact of COVID-19 on our operations.

2. Revenues

Nature of Products and Services

The following table presents our revenues by primary product and service offering (in thousands):

	Year Ended December 31, 2020			Year Ended December 31, 2019
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER 7	$107,506	$—	$107,506	$56,652	$—	$56,652
TASER X26P	41,724	—	41,724	52,524	—	52,524
TASER X2	60,107	—	60,107	55,920	—	55,920
TASER Pulse	9,407	—	9,407	4,089	—	4,089
Cartridges	115,193	—	115,193	85,987	—	85,987
Axon Body	—	57,150	57,150	—	44,039	44,039
Axon Flex	—	4,082	4,082	—	5,928	5,928
Axon Fleet	—	20,108	20,108	—	16,182	16,182
Axon Dock	—	19,723	19,723	—	20,449	20,449
Axon Evidence and cloud services	2,935	176,797	179,732	704	130,265	130,969
Extended warranties	20,754	24,408	45,162	18,074	19,188	37,262
Other	8,926	12,183	21,109	7,711	13,148	20,859
Total	$366,552	$314,451	$681,003	$281,661	$249,199	$530,860

The following table presents our revenues disaggregated by geography (in thousands):

	Year Ended December 31,
	2020		2019		2018
United States	$535,079	79%	$446,100	84%	$335,310	80%
Other Countries	145,924	21	84,760	16	84,758	20
Total	$681,003	100.0%	$530,860	100.0%	$420,068	100.0%

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers. We generally have an unconditional right to consideration when we invoice our customers and record a receivable. We record a contract asset when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contract assets generally result from our subscription programs where we satisfy a hardware performance obligation upon shipment to the customer, and the right to the portion of the transaction price allocated to that hardware performance obligation is conditional on our future performance of a SaaS service obligation under the contract. We recognize a portion of the amount allocated to hardware products shipped to the customer as accounts receivable when invoiced to the customer, and record the remaining allocated value as a contract asset as we have generally fulfilled our hardware performance obligation upon shipment. Unbilled accounts receivable expected to be invoiced and collected within twelve months was $18.6 million as of December 31, 2020, and was included in accounts and notes receivable, net on our consolidated balance sheet.

Contract liabilities generally consist of deferred revenue on our subscription programs where we generally invoice customers at the beginning of each annual contract period and record a receivable at the time of invoicing when there is an unconditional right to consideration.

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

The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the year ended December 31, 2020 (in thousands):

December 31, 2020
Contract assets, net	$84,044
Contract liabilities (deferred revenue)	275,181
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	135,513

Contract liabilities (deferred revenue) consisted of the following (in thousands):

	December 31, 2020			December 31, 2019
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER	$11,635	$16,953	$28,588	$12,716	$16,378	$29,094
Software and Sensors	13,926	5,025	18,951	9,852	5,156	15,008
	25,561	21,978	47,539	22,568	21,534	44,102
Hardware:
TASER	16,314	14,304	30,618	9,569	15,468	25,037
Software and Sensors	25,181	50,981	76,162	22,235	33,759	55,994
	41,495	65,285	106,780	31,804	49,227	81,031
Services:
TASER	996	1,554	2,550	293	765	1,058
Software and Sensors	95,907	22,405	118,312	63,199	16,410	79,609
	96,903	23,959	120,862	63,492	17,175	80,667
Total	$163,959	$111,222	$275,181	$117,864	$87,936	$205,800

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2020			December 31, 2019
	Current	Long-Term	Total	Current	Long-Term	Total
TASER	$28,945	$32,811	$61,756	$22,578	$32,611	$55,189
Software and Sensors	135,014	78,411	213,425	95,286	55,325	150,611
Total	$163,959	$111,222	$275,181	$117,864	$87,936	$205,800

Remaining Performance Obligations

As of December 31, 2020, we had approximately $1.73 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606 as of December 31, 2020. We expect to recognize between 20% - 25% of this balance over the next twelve months, and expect the remainder to be recognized over the following five to seven years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

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

As of December 31, 2020, our assets for costs to obtain contracts were as follows (in thousands):

	December 31, 2020	December 31, 2019
Current deferred commissions (1)	$13,316	$9,623
Deferred commissions, net of current portion (2)	32,455	22,068
	$45,771	$31,691
(1)	Current deferred commissions are included within prepaid expenses and other current assets on the accompanying consolidated balance sheet.
(2)	Deferred commissions, net of current portion, are included in other assets on the accompanying consolidated balance sheet.

During the years ended December 31, 2020 and 2019, we recognized $11.3 million and $8.2 million, respectively, of amortization related to deferred commissions. These costs are recorded within sales, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss).

Significant Judgments

Our contracts with certain municipal government customers may be subject to budget appropriation, other contract cancellation clauses or future periods which are optional. In contracts where the customer’s performance is subject to budget appropriation clauses, we generally consider the likelihood of non-appropriation to be remote when determining the contract term and transaction price. Contracts with other cancellation provisions or optional periods may require judgment in determining the contract term, including the existence of material rights, determining transaction price and identifying the performance obligations.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At times, customers may request changes that either amend, replace or cancel existing contracts. Judgment is required to determine whether the specific facts and circumstances within the contracts require the changes to be accounted for as a separate contract or as a modification. Generally, contract modifications containing additional goods and services that are determined to be distinct and sold at their SSP are accounted for as a separate contract. For contract modifications where both criteria are not met, the original contract is updated and the required adjustments to revenue and contract assets, liabilities, and other accounts are made accordingly.

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

In contracts where there are timing differences between when we transfer a promised good or service to the customer and when the customer pays for that good or service, we have determined that, with the exception of our TASER 60 installment purchase arrangements, our contracts generally do not include a significant financing component. For the year ended December 31, 2020, we recorded revenue of $34.0 million, including $1.5 million of interest income, under our TASER 60 plan. For the year ended December 31, 2019, we recorded revenue of $39.3 million including $1.6 million of interest income under our TASER 60 plan. For the year ended December 31, 2018, we recorded revenue of $48.2 million including $1.3 million of interest income under our TASER 60 plan.

Judgment is required to determine the SSP for each distinct performance obligation. We analyze separate sales of our products and services as a basis for estimating the SSP of our products and services and then use that SSP as the basis for allocating the transaction price when our products and services are sold together in a contract with multiple performance obligations. In instances where the SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions, time value of money and other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we may use information such as geographic region and distribution channel in determining the SSP.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Cash, Cash Equivalents and Investments

The following tables summarize the Company’s cash, cash equivalents, and held-to-maturity investments at December 31, 2020 and December 31, 2019 (in thousands):

	As of December 31, 2020
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized		Cash	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments
Cash	$116,107	$—	$—	$116,107	$116,107	$—	$—

Level 1:
Money market funds	23,611	—	—	23,611	23,611	—	—
Agency bonds	63,794	122	—	63,916	—	23,794	40,000
Treasury bills	96,384	6	—	96,390	—	96,384	—
Subtotal	183,789	128	—	183,917	23,611	120,178	40,000

Level 2:
State and municipal obligations	77,130	25	(28)	77,127	—	66,519	10,611
Certificates of deposit	500	—	—	500	—	500	—
Corporate bonds	212,825	232	(100)	212,957	2,525	170,205	40,095
U.S. Treasury repurchase agreements	13,200	—	—	13,200	13,200	—	—
Treasury inflation-protected securities	3,291	16	—	3,307	—	3,291	—
Commercial paper	45,974	—	—	45,974	—	45,974	—
Subtotal	352,920	273	(128)	353,065	15,725	286,489	50,706
Total	$652,816	$401	$(128)	$653,089	$155,443	$406,667	$90,706

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31, 2019
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized		Cash	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments
Cash	$103,319	$—	$—	$103,319	$103,319	$—	$—

Level 1:
Money market funds	8,845	—	—	8,845	8,845	—	—
Agency bonds	32,869	14	(4)	32,879	—	15,131	17,738
Subtotal	41,714	14	(4)	41,724	8,845	15,131	17,738

Level 2:
State and municipal obligations	25,038	8	—	25,046	—	21,560	3,478
Certificates of deposit	1,400	—	—	1,400	—	1,400	—
Corporate bonds	135,175	71	(30)	135,216	886	113,241	21,048
U.S. Treasury repurchase agreements	57,200	—	—	57,200	57,200	—	—
Treasury inflation-protected securities	3,235	14	—	3,249	—	—	3,235
Commercial paper	29,202	—	—	29,202	2,000	27,202	—
Subtotal	251,250	93	(30)	251,313	60,086	163,403	27,761
Total	$396,283	$107	$(34)	$396,356	$172,250	$178,534	$45,499

We adopted Topic 326 on January 1, 2020, and applied the credit loss guidance related to held-to-maturity securities prospectively. Because we do not have any history of losses for our held-to-maturity investments, our expected loss allowance methodology for held-to-maturity investments is developed using published or estimated credit default rates for similar investments and current and future economic and market conditions. At January 1 and December 31, 2020, our credit loss reserve for held-to-maturity investments was approximately $0.1 million and $0.2 million, respectively. During the year ended December 31, 2020, we increased the frequency of review for our investment portfolio in order to more closely monitor potential impacts of the COVID-19 pandemic and its impact on the global economy.

4. Expected Credit Losses

The following table provides a roll-forward of the allowance for expected credit losses that is deducted from the amortized cost basis of accounts receivable, notes receivable, and contract assets to present the net amount expected to be collected (in thousands):

	Year Ended December 31, 2020
	United States	Other countries	Total
Balance, beginning of period	$1,395	$172	$1,567
Adoption of Topic 326, cumulative-effect adjustment to retained earnings	767	1	768
Provision for expected credit losses	824	391	1,215
Amounts written off charged against the allowance	(84)	(33)	(117)
Other, including dispositions and foreign currency translation	—	(57)	(57)
Balance, end of period	$2,902	$474	$3,376

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2020, the allowance for expected credit losses for each type of customer receivable was as follows:

December 31,
2020
Accounts receivable and notes receivable, current	$2,105
Contract assets, net	794
Long-term notes receivable, net of current portion	477
Total allowance for expected credit losses on customer receivables	$3,376

4.

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

	December 31, 2020	December 31, 2019
Raw materials	$39,194	$20,789
Finished goods	50,764	18,056
Total inventory	$89,958	$38,845

6. Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	Estimated
	Useful Life	December 31, 2020	December 31, 2019
Land	N/A	$57,052	$2,900
Building and leasehold improvements	3 - 39 years	20,912	20,089
Production equipment	3 - 7 years	37,539	29,961
Computers, equipment and software	3 - 5 years	10,889	8,126
Furniture and office equipment	5 - 7 years	6,954	6,514
Vehicles	5 years	1,980	1,753
Website development costs	3 years	204	204
Capitalized internal-use software development costs	3 years	3,670	3,670
Construction-in-process	N/A	13,479	12,385
Total cost		152,679	85,602
Less: Accumulated depreciation		(47,185)	(41,832)
Property and equipment, net		$105,494	$43,770

In September 2020, we purchased a parcel of land located in Scottsdale, Arizona at auction from the Arizona State Land Department, on which we intend to construct our new manufacturing and office facility. The purchase price of the land was $49.1 million, plus selling fees, administrative fees, and certain other costs and expenses incurred by the Arizona State Land Department pursuant to the auction, for a total cost of approximately $50.6 million. We also capitalized legal and broker fees related to the purchase totaling approximately $1.3 million. Additionally, we capitalized approximately $2.2 million paid to the City of Scottsdale under a separate public infrastructure reimbursement development agreement; we are eligible for a refund of this and other infrastructure and development costs to be paid by Axon up to a total of approximately $9.4 million if certain milestones in the agreement are achieved.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation and amortization expense related to property and equipment was $9.2 million, $7.9 million and $4.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, of which $4.0 million, $3.5 million and $1.4 million was included in cost of sales for the respective years.

7. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2020 were as follows (in thousands):

		Software and
	TASER	Sensors	Total
Balance, December 31, 2019	$1,354	$23,659	$25,013
Foreign currency translation adjustments	96	96	192
Balance, December 31, 2020	$1,450	$23,755	$25,205

Intangible assets (other than goodwill) consisted of the following (in thousands):

		December 31, 2020			December 31, 2019
		Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable (definite-lived) intangible assets:
Domain names	5 ‑ 10 years	$3,036	$(1,339)	$1,697	$3,161	$(1,035)	$2,126
Issued patents	5 ‑ 25 years	3,232	(1,567)	1,665	3,271	(1,339)	1,932
Issued trademarks	3 ‑ 15 years	1,002	(227)	775	1,166	(678)	488
Customer relationships	4 ‑ 8 years	3,780	(1,955)	1,825	3,721	(1,416)	2,305
Non-compete agreements	3 ‑ 4 years	460	(429)	31	450	(404)	46
Developed technology	3 ‑ 5 years	10,660	(8,713)	1,947	10,660	(6,528)	4,132
Re-acquired distribution rights	2 years	2,202	(2,202)	—	2,009	(2,009)	—
Total amortizable		24,372	(16,432)	7,940	24,438	(13,409)	11,029
Non-amortizable (indefinite-lived) intangible assets:
TASER trademark		900		900	900		900
Patents and trademarks pending		608		608	842		842
Total non-amortizable		1,508		1,508	1,742		1,742
Total intangible assets		$25,880	$(16,432)	$9,448	$26,180	$(13,409)	$12,771

Amortization expense of intangible assets was $3.3 million, $3.5 million and $5.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated amortization for intangible assets with definitive lives for the next five years ended December 31, and thereafter, is as follows (in thousands):

2021	$2,894
2022	1,285
2023	983
2024	900
2025	635
Thereafter	1,243
Total	$7,940

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Other Long-Term Assets

Other long-term assets consisted of the following at December 31 (in thousands):

	December 31, 2020	December 31, 2019
Cash surrender value of corporate-owned life insurance policies	$4,654	$4,214
Deferred commissions	32,455	22,068
Restricted cash	62	56
Operating lease assets	22,308	9,653
Investments in unconsolidated affiliates (1)	9,500	—
Warrants for unconsolidated affiliate (2)	2,211	—
Prepaid expenses, deposits and other	8,727	4,190
Total other long-term assets	$79,917	$40,181

(1)	In March 2020, we made a $4.7 million minority investment in and entered into a commercial partnership agreement with Flock Group Inc., a provider of advanced security for neighborhoods and law enforcement. We account for this investment under the ASC 321 measurement alternative for equity securities without readily determinable fair values, as there are no quoted market prices for the investment. The investment is measured at cost less impairment, adjusted for observable price changes and is assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2020, no impairment was recorded for the investment.

In October 2020, we made an additional $2.1 million investment in Flock Group Inc. The issuance of new equity by Flock Group Inc. to us and other investors represented an observable price change for our initial investment and related warrants. Accordingly, we recorded an increase of $2.4 million to our carrying value during the quarter ended December 31, 2020.

(2)	In conjunction with the equity investment in and commercial partnership with Flock Group Inc., we have the ability to commit additional capital over time through warrants where the exercisability and exercise prices are conditional on the achievement of certain partnership performance metrics. The fair value of the preferred stock warrants was estimated at $2.6 million using Monte Carlo simulation. The issuance of new equity by Flock Group Inc. to us and other investors in October 2020 represented an observable price change for our initial investment and related warrants. Accordingly, we recorded a decrease of $0.4 million to the carrying value of the warrants during the quarter ended December 31, 2020.

In February 2021, we made a $20.0 million minority investment in RapidSOS, Inc.

9. Accrued Liabilities

Accrued liabilities consisted of the following at December 31 (in thousands):

	December 31, 2020	December 31, 2019
Accrued salaries, benefits and bonus	$36,892	$24,737
Accrued professional, consulting and lobbying fees	3,055	3,235
Accrued warranty expense	769	1,476
Accrued income and other taxes	3,848	3,362
Accrued inventory in transit	4,597	4,156
Other accrued expenses	10,682	8,035
Accrued liabilities	$59,843	$45,001

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Commitments and Contingencies

Data Storage Purchase Commitment

In June 2019, we entered into a purchase agreement for cloud data storage with a 3 year term beginning July 1, 2019. The purchase agreement includes a total commitment of $50.0 million, with an up-front prepayment of $15.0 million that was made in July 2019. Storage fees under this agreement were $20.6 million for the year ended December 31, 2020, and were recorded in cost of service sales. The remaining purchase commitment at December 31, 2020 was $22.4 million.

Purchase commitments

We routinely enter into cancelable and non-cancelable purchase orders with many of our key vendors. Based on the strategic relationships with many of these vendors, our ability to cancel these purchase orders and maintain a favorable relationship would be limited. As of December 31, 2020, we had approximately $169.3 million of open purchase orders.

Litigation

Product Litigation

As a manufacturer of weapons and other law enforcement tools used in high-risk field environments, we are often the subject of products liability litigation concerning the use of our products. We are currently named as a defendant in seven lawsuits (1 pending dismissal) in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CED was used by law enforcement officers in connection with arrests or training. While the facts vary from case to case, these product liability claims typically allege defective product design, manufacturing, and/or failure to warn. They seek compensatory and sometimes punitive damages, often in unspecified amounts.

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

U.S. Federal Trade Commission Litigation

The U.S. Federal Trade Commission (“FTC”) filed an enforcement action on January 3, 2020 regarding Axon’s May 2018 acquisition of Vievu LLC from Safariland LLC. The FTC alleges the merger was anticompetitive and adversely affected the body worn camera (“BWC”) and digital evidence management systems (“DEMS”) market for “large metropolitan police departments.” Fact and expert discovery is complete.  On October 2, 2020, the Ninth Circuit stayed the administrative hearing set for October 13, 2020 pending decision on Axon’s appeal (see below). If ultimately successful, the FTC may require Axon to divest Vievu and other assets or take other remedial measures, any of which could be material to Axon. We are vigorously defending the matter. At this time, we cannot predict the eventual scope, duration, or outcome of the proceeding and accordingly we have not recorded any liability in the accompanying consolidated financial statements.

Prior to the FTC’s enforcement action, Axon sued the FTC in federal court in the District of Arizona for declaratory and injunctive relief alleging the FTC’s structure and administrative processes violate Article II of the U.S. Constitution and our Fifth Amendment rights to due process and equal protection. On April 8, 2020, the district court dismissed the

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

action, without prejudice, for lack of jurisdiction, requiring Axon to first bring its constitutional claims in the administrative case. The Ninth Circuit affirmed that ruling on January 28, 2021 (No. 20-15662) in a split 2-1 decision. We are exploring further appellate options, including a petition for rehearing en banc to the Ninth Circuit and a petition for certiorari to the U.S. Supreme Court. The administrative case should remain stayed until the appellate mandate issues.

In parallel to these matters, we are evaluating strategic alternatives to litigation, which we might pursue if determined to be in the best interests of shareholders and customers. This could include a divestiture of the Vievu entity and/or related assets and the licensure of certain intellectual and other intangible property. While we continue to believe the acquisition of Vievu was lawful and a benefit to Vievu’s customers, the cost, risk and distraction of protracted litigation merit consideration of settlement if achievable on terms agreeable to the FTC and the company.

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

Based on our assessment of outstanding litigation and claims as of  December 31, 2020, we have determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

Off-Balance Sheet Arrangements

Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of our Axon cameras and related technologies. Certain of our letters of credit contracts and surety bonds have stated expiration dates, with others being released as the contractual performance terms are completed. We expect to fulfill all contractual performance obligations related to outstanding guarantees. At December 31, 2020, we had outstanding letters of credit of approximately $6.1 million, which are expected to expire in June and September 2021. We also had outstanding letters of credit and bank guarantees of $2.0 million that do not draw against our credit facility. The outstanding letters of credit are expected to expire in June 2021. In January 2021, the letters of credit were amended to expire in January 2022. Additionally, we had approximately $21.5 million of outstanding surety bonds at December 31, 2020, with $0.4 million expiring in 2021, $3.1 million expiring in 2022, $7.5 million expiring in 2023, and the remaining $10.5 million expiring in 2024.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Income Taxes

Income (loss) before income taxes included the following components for the years ended December 31 (in thousands):

	2020	2019	2018
United States	$(11,529)	$(1,449)	$25,751
Foreign	5,238	3,519	2,353
Total	$(6,291)	$2,070	$28,104

Significant components of the provision for income taxes are as follows for the years ended December 31 (in thousands):

	2020	2019	2018
Current:
Federal	$5,277	$4,247	$4,900
State	3,886	2,414	1,377
Foreign	1,943	1,533	228
Total current	11,106	8,194	6,505
Deferred:
Federal	(10,175)	(6,060)	(8,382)
State	(3,111)	(1,665)	(364)
Foreign	(3,131)	(264)	(3)
Total deferred	(16,417)	(7,989)	(8,749)
Tax impact of unrecorded tax benefits liability	744	983	1,143
Provision for income taxes (Income tax benefit)	$(4,567)	$1,188	$(1,101)

A reconciliation of our effective income tax rate to the federal statutory rate follows for the years ended December 31 (in thousands):

	2020	2019	2018
Federal income tax at the statutory rate	$(1,321)	$435	$5,902
State income taxes, net of federal benefit	935	526	(215)
Difference between statutory and foreign tax rates	(86)	43	7
Permanent differences (1)	794	1,356	1,029
Foreign derived intangible income deduction	(902)	(217)	(304)
Executive compensation limitation	15,463	7,596	1,167
Research and development	(10,246)	(4,911)	(6,908)
Return to provision adjustment	(1,078)	(9)	1,780
Change in liability for unrecognized tax benefits	987	1,191	1,768
Excess stock-based compensation benefit	(9,002)	(4,999)	(8,907)
Change in valuation allowance	163	368	1,984
Tax effects of intercompany transactions	(389)	16	1,004
Other	115	(207)	592
Provision for income taxes (Income tax benefit)	$(4,567)	$1,188	$(1,101)
Effective tax rate	72.6%	57.4%	(3.9)%
(1)	Permanent differences include certain expenses that are not deductible for tax purposes including meals and entertainment, certain transaction costs, lobbying fees, and taxable income as a result of global intangible low-tax income ("GILTI").

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant components of our deferred income tax assets and liabilities are as follows at December 31 (in thousands):

	2020	2019
Deferred income tax assets:
Net operating loss carryforward	$1,834	$2,341
Deferred revenue	21,055	15,348
Deferred compensation	1,175	971
Lease liability	5,730	2,460
Inventory reserve	511	1,258
Stock-based compensation	18,890	10,769
Amortization	2,436	1,133
Research and development tax credit carryforward	6,654	4,957
Reserves, accruals, and other	7,274	3,394
Total deferred income tax assets	65,559	42,631
Deferred income tax liabilities:
Contract asset	(1,150)	(883)
Right of use asset	(5,237)	(2,228)
Depreciation	(5,363)	(3,715)
Amortization	—	(62)
Investment in unconsolidated affiliate	(321)	—
Prepaid expenses	(874)	(600)
Other	(185)	(637)
Total deferred income tax liabilities	(13,130)	(8,125)
Net deferred income tax assets before valuation allowance	52,429	34,506
Valuation allowance	(7,308)	(7,172)
Net deferred income tax assets	$45,121	$27,334

We have $0.5 million of state net operating losses (“NOLs”) which expire at various dates between 2029 and 2036. We also have a federal NOL of $0.1 million which expires in 2036, and is subject to limitation under Internal Revenue Code (“IRC”) Section 382. We have $0.1 million of federal R&D credits, which expire between 2034 and 2037, and are also subject to limitation under IRC Section 382. We have $11.6 million of Arizona R&D credits carrying forward, which expire at various dates between 2021 and 2035. In the U.K., Canada, and Australia, we have $6.0 million, $1.0 million, and $1.3 million of NOLs, respectively, which expire at various dates or may be carried forward indefinitely.

In preparing our consolidated financial statements, we have assessed the likelihood that deferred income tax assets will be realized from future taxable income. In evaluating the ability to recover deferred income tax assets, we consider all available evidence, positive and negative, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred income tax assets will not be realized. We exercise significant judgment in determining our provision for income taxes, our deferred income tax assets and liabilities, and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred income tax assets.

As of December 31, 2020, we continue to demonstrate cumulative positive income in the U.S. federal and state tax jurisdictions; however, we have Arizona R&D tax credits expiring unutilized each year. Therefore, we have concluded that it is more likely than not that our Arizona R&D deferred tax asset will not be realized.

As of December 31, 2020, we now have cumulative pre-tax income in the U.K. and Canada, along with positive evidence from projections of future growth for both entities. Therefore, we have released the full valuation allowances of $1.3 million and $0.3 million, respectively.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In Australia, we have determined that sufficient deferred tax liabilities will reverse in order to realize all assets except one long-lived intangible where there is not an expectation that the asset will be realized. Therefore, we have recorded a partial valuation allowance for Australia.

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

We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal, Arizona, and California income tax purposes. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $7.7 million as of December 31, 2020. Should the unrecognized tax benefit of $7.7 million be recognized, our effective tax rate would be favorably impacted.

The following table presents a roll forward of our liability for unrecognized tax benefits, exclusive of accrued interest, as of December 31 (in thousands):

	2020	2019	2018
Balance, beginning of period	$6,861	$6,058	$4,243
Increase (decrease) in previous year tax positions	(34)	(615)	213
Increase in current year tax positions	950	1,749	1,982
Decrease due to lapse of statutes of limitations	(120)	(331)	(380)
Balance, end of period	$7,657	$6,861	$6,058

Federal income tax returns for 2017 through 2019 remain open to examination by the U.S. Internal Revenue Service (the “IRS”), while state and local income tax returns for 2016 through 2019 also generally remain open to examination by state taxing authorities. The 2006 through 2015 income tax returns are only open to the extent that net operating loss or other tax attributes carrying forward from those years were utilized in 2016 through 2019. The foreign tax returns for 2016 through 2019 also generally remain open to examination. During 2020, we completed an audit of our 2016 U.S. federal income tax return by the Internal Revenue Service and began an audit of our 2016 and 2017 California income tax returns for which we are currently in the closing phase with the Franchise Tax Board. Additionally, we have been notified that an audit will commence for Axon Public Safety Southeast Asia LLC, our entity in Vietnam. The tax period has not yet been defined.

We recognize interest and penalties related to unrecognized tax benefits within the provision (benefit) for income tax expense line in the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2020 and 2019, we had accrued interest of $0.2 million and $0.2 million, respectively.

12. Line of Credit

We have a $50.0 million unsecured revolving line of credit with a domestic bank, of which $10.0 million is available for letters of credit. The credit agreement matures on December 31, 2021 and has an accordion feature which allows for an increase in the total line of credit up to $100.0 million, subject to certain conditions, including the availability of additional bank commitments. On January 29, 2021, we entered into an amendment to the credit agreement, which extends the term of the credit agreement to December 31, 2023 and increases the amount of the unsecured revolving line of credit which is available for letters of credit from $10 million to $20 million.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2020 and 2019, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of December 31, 2020, we had letters of credit outstanding of approximately $6.1 million under the facility and available borrowing of $43.9 million. Advances under the line of credit bear interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.

We are required to comply with a maximum funded debt to EBITDA ratio of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At December 31, 2020, our funded debt to EBITDA ratio was 0.0000 to 1.00.

13. Stockholders’ Equity

Common Stock and Preferred Stock

We have authorized the issuance of two classes of stock designated as “common stock” and “preferred stock,” each having a par value of $0.00001 per share. We are authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.

Stock-based Compensation Plans

We have historically utilized stock-based compensation, consisting of RSUs and stock options, for key employees and non-employee directors as a means of attracting and retaining quality personnel. Service-based grants generally have a vesting period of 2 to 5 years and a contractual maturity of ten years. Performance-based grants generally have vesting periods ranging from 1 to 10 years and a contractual maturity of ten years.

On February 12, 2019, our shareholders approved the 2019 Plan, which was adopted by the Board of Directors to reserve a sufficient number of shares to facilitate our XSPP and grants of XSUs under the plan. Under the 2019 Plan, we reserved for future grants: (i) 6.0 million shares of common stock, plus (ii) the number of shares of common stock that were authorized but unissued under our 2018 Stock Incentive Plan (the “2018 Plan”) and all prior Company equity plans as of the effective date of the 2019 Plan, and (iii) the number of shares of stock that have been granted under the prior plans that either terminate, expire or lapse for any reason after the effective date of the 2019 Plan. As of December 31, 2020, approximately 1.9 million shares remain available for future grants. Shares issued upon exercise of stock awards from these plans have historically been issued from our authorized unissued shares.

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

On May 24, 2018, our stockholders approved the CEO Performance Award of 6,365,856 stock option awards. The CEO Performance Award consists of 12 vesting tranches with a vesting schedule based entirely on the attainment of both operational goals (performance conditions) and market capitalization goals (market conditions), assuming continued employment either as the CEO or as both Executive Chairman and Chief Product Officer and service through each attainment date. Each of the 12 vesting tranches of the CEO Performance Award have a 10-year contractual term and will

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

vest upon certification by the Compensation Committee of the Board of Directors (the “Compensation Committee”) that both (i) the market capitalization goal for such tranche, which begins at $2.5 billion for the first tranche and increases by increments of $1.0 billion thereafter, and (ii) any one of the following eight operational goals focused on revenue or eight operational goals focused on Adjusted EBITDA have been met for the previous four consecutive fiscal quarters. Adjusted EBITDA for purposes of the CEO Performance Award ("Adjusted EBITDA (CEO Performance Award)") is defined as net income (loss) attributable to common stockholders before interest expense, investment interest income, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense.

Eight Separate Adjusted EBITDA (CEO
Eight Separate Revenue Goals (1)	Performance Award) Goals
(in thousands)	(in thousands)
Goal #1, $710,058	Goal #9, $125,000
Goal #2, $860,058	Goal #10, $155,000
Goal #3, $1,010,058	Goal #11, $175,000
Goal #4, $1,210,058	Goal #12, $190,000
Goal #5, $1,410,058	Goal #13, $200,000
Goal #6, $1,610,058	Goal #14, $210,000
Goal #7, $1,810,058	Goal #15, $220,000
Goal #8, $2,010,058	Goal #16, $230,000
(1)	In connection with the acquisition of Vievu that was completed during 2018, the revenue goals were adjusted for the acquiree’s Target Revenue, as defined in the CEO Performance Award agreement.

As of December 31, 2020, the following operational goals were considered probable of achievement:

●	Total revenue of $710.1 million, $860.1 million, and $1,010.1 million; and
●	Adjusted EBITDA (CEO Performance Award) of $155.0 million, $175.0 million, $190.0 million, $200.0 million, $210.0 million, $220.0 million, and $230.0 million.

As of December 31, 2020, the following operational goals were achieved, with vesting of the related tranche pending certification by the Compensation Committee:

●	Adjusted EBITDA (CEO Performance Award) of $125.0 million.

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

The first four market capitalization goals have been achieved as of December 31, 2020, and the fifth and sixth market capitalization goals were achieved in January and February 2021, respectively. However, none of the stock options granted under the CEO Performance Award have vested thus far as attainment of the first tranche has not been certified by the Compensation Committee, and none of the other operational goals have been achieved. As there are ten operational goals considered probable of achievement and one achieved operational goal, we recorded stock-based compensation expense

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of $93.8 million related to the CEO Performance Award from the CEO Grant Date through December 31, 2020. The number of stock options that will vest related to the achieved tranche is approximately 0.5 million shares. The number of stock options that would vest related to the remaining ten probable tranches is approximately 5.3 million shares.

As of December 31, 2020, we had $134.5 million of total unrecognized stock-based compensation expense related to the CEO Performance Award for the operational goals that were considered probable of achievement, which will be recognized over a weighted-average period of 5.1 years. As of December 31, 2020, we had unrecognized stock-based compensation expense of $17.6 million for the operational goal that was considered not probable of achievement.

eXponential Stock Performance Plan

On February 12, 2019, our shareholders approved the 2019 Plan, which was adopted by the Board of Directors to reserve a sufficient number of shares to facilitate our XSPP and grants of XSUs under the plan. Pursuant to the XSPP, all eligible full-time U.S. employees were granted an award of 60 XSUs in January 2019, and certain employees had the opportunity to elect to receive a percentage of the value of their target compensation over the following nine years (2019-2027) in the form of additional XSUs. For employees who elected to receive XSUs, the XSU grants were made as an up front, lump sum grant in January 2019, and are intended to replace that portion of the target compensation they elected to receive in the form of XSUs for the subsequent nine years. Accordingly, their go forward target compensation will be reduced until 2027 by the amount of such compensation that the employees elected to receive in the form of the January 2019 XSU grants. Additional employee awards were granted approximately quarterly during 2019 and 2020. A total of approximately 0.3 million XSUs were granted during the year ended December 31, 2020.

The XSUs are grants of restricted stock units, each with a term of approximately nine years, that vest in 12 equal tranches. Each of the 12 tranches will vest upon certification by the Compensation Committee that both (i) the market capitalization goal for such tranche, which begins at $2.5 billion for the first tranche and increases by increments of $1.0 billion thereafter, and (ii) any one of eight operational goals focused on revenue or eight operational goals focused on Adjusted EBITDA (CEO Performance Award) have been met for the previous four consecutive fiscal quarters.

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

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-based compensation expense associated with XSU awards is recognized over the longest explicit, implicit or derived service period for each pair of market capitalization and operational goals, beginning at the point in time when the relevant operational goal is considered probable of being met. The market capitalization goal period and the valuation of each tranche are determined using a Monte Carlo simulation, which is also used as the basis for determining the expected achievement period of the market capitalization goal. The probability of meeting an operational goal and the expected achievement point in time for meeting a probable operational goal are based on a subjective assessment of our forward-looking financial projections, taking into consideration statistical analysis. Even though no tranches of the XSU awards vest unless a market capitalization and a matching operational goal are both achieved, stock-based compensation expense is recognized when an operational goal is considered probable of achievement regardless of whether a market capitalization goal is actually achieved.

As of December 31, 2020, actual shares outstanding exceeded the XSU Maximum as a result of the common stock offering completed in June 2020. Accordingly, market capitalization as calculated for the purposes of achieving additional goals uses the lower XSU Maximum share amount rather than actual shares outstanding. The first four market capitalization goals have been achieved as of December 31, 2020, and the fifth and sixth market capitalization goals were achieved in January and February 2021, respectively. While none of the XSU tranches have vested thus far, the first operational was achieved as of December 31, 2020 and the related tranche will vest upon certification from the Compensation Committee. The remaining probable operational goals have not yet been achieved as of December 31, 2020. As there are ten operational goals considered probable of achievement and one achieved operational goal, we recorded stock-based compensation expense of $58.3 million related to the XSU awards from their respective grant dates through December 31, 2020. The number of XSU awards that will vest related to the achieved tranche is approximately 0.4 million shares. The number of XSU awards that would vest related to the remaining ten probable tranches is approximately 4.5 million shares.

As of December 31, 2020, we had $121.3 million of total unrecognized stock-based compensation expense related to the XSU awards for the operational goals that were considered probable of achievement, which will be recognized over a weighted-average period of 4.66 years. As of December 31, 2020, we had unrecognized stock-based compensation expense of $11.3 million for the operational goal that was considered not probable of achievement.

Restricted Stock Units

The following table summarizes RSU activity for the years ended December 31 (number of units and aggregate intrinsic value in thousands):

	2020		2019		2018
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant-Date	of	Grant-Date	of	Grant-Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Units outstanding, beginning of year	1,249	$45.47	1,244	$28.52	1,902	$23.58
Granted	577	100.76	718	59.09	287	45.99
Released	(598)	40.68	(547)	27.38	(730)	23.50
Forfeited	(121)	52.40	(166)	36.91	(215)	25.17
Units outstanding, end of year	1,107	76.10	1,249	45.47	1,244	28.52
Aggregate intrinsic value at year end	$135,679

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $122.53 per share at December 31, 2020, multiplied by the number of RSUs. The fair value as of the respective vesting dates of RSUs that vested during the year was $56.0 million, $39.4 million, and $36.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain RSUs that vested in the year ended December 31, 2020 were net-share settled, such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld during 2020 were 0.1 million and had a value of approximately $6.6 million on their respective vesting dates as determined by the closing stock price of our stock. Payments for the employees’ tax obligations are reflected as a financing activity within the consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

As of December 31, 2020, we had $67.6 million of total unrecognized stock-based compensation expense related to RSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 2.35 years. RSUs are released when vesting requirements are met.

Performance Stock Units

The following table summarizes PSU activity, inclusive of XSUs, for the years ended December 31 (number of units and aggregate intrinsic value in thousands):

	2020		2019		2018
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant-Date	of	Grant-Date	of	Grant-Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Units outstanding, beginning of year	6,033	$34.47	411	$27.82	446	$23.02
Granted	417	58.11	6,041	34.61	94	46.29
Released	(184)	27.79	(103)	17.14	(42)	27.11
Forfeited	(648)	40.83	(316)	33.99	(87)	23.65
Units outstanding, end of year	5,618	35.71	6,033	34.47	411	27.82
Aggregate intrinsic value at year end	$688,414

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $122.53 per share, multiplied by the number of PSUs outstanding. As of December 31, 2020, there was $127.4 million in unrecognized compensation costs related to PSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the PSUs over a weighted average period of 4.49 years. PSUs are released when vesting requirements are met.

Of the 0.4 million performance-based RSUs granted in 2020, 0.3 million were XSUs. Certain of the performance-based RSUs outstanding as of December 31, 2020 can vest with a range of shares earned being between 0% and 200% of the targeted shares granted, depending on the final achievement of pre-determined performance criteria as of the vesting date. The amount of PSUs included in the table above related to such grants is the target level. The maximum additional number of PSUs that could be earned is 0.2 million, which are not included in the table above. As of December 31, 2020, the performance criteria had been met for approximately 0.2 million of the 0.3 million performance-based RSUs outstanding, exclusive of XSUs outstanding. We recognized $48.3 million, $24.1 million and $4.8 million of compensation expense related to performance-based RSUs during the years ended December 31, 2020, 2019 and 2018, respectively, which included expense related to XSUs of $40.8 million during the year ended December 31, 2020.

On November 3, 2020, the Compensation Committee of our Board of Directors approved a modification to the definition of a metric for certain of our outstanding PSU awards. We accounted for this change as a Type III modification under ASC 718 since the expectation of the attainment for this metric changed from improbable to probable. We will recognize additional stock-based compensation of approximately $6.4 million over the remaining requisite service period, beginning from the modification date; of this total, $3.2 million was recognized during the year ended December 31, 2020.

Certain PSUs that vested in the year ended December 31, 2020 were net-share settled such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

appropriate taxing authorities. Total shares withheld related to PSUs were approximately 16 thousand and had a value of $1.2 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Stock Option Activity

The following table summarizes stock option activity for the years ended December 31 (number of options in thousands):

	2020		2019		2018
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding, beginning of year	6,431	$28.34	6,458	$28.24	804	$4.99
Granted	—	—	—	—	6,366	28.58
Exercised	(65)	4.52	(27)	4.27	(664)	5.09
Expired / terminated	—	—	—	—	(48)	4.55
Options outstanding, end of year	6,366	28.58	6,431	28.34	6,458	28.24
Options exercisable, end of year	530	28.58	65	4.52	92	4.45

We granted 6.4 million stock options in 2018 and none in 2020 or 2019. The total intrinsic value of options exercised was $5.1 million, $1.2 million and $28.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The intrinsic value for options exercised was calculated as the difference between the exercise price of the underlying stock option awards and the market price of our common stock on the date of exercise.

The following table summarizes information about stock options that were fully vested or expected to vest as of December 31, 2020 (number of options in thousands):

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average	Weighted		Average
	Number of	Average	Remaining	Number of	Average	Remaining
Range of	Options	Exercise	Contractual	Options	Exercise	Contractual
Exercise Price	Outstanding	Price	Life (Years)	Exercisable	Price	Life (Years)
$28.58	530	$28.58	7.15	530	$28.58	7.15

The aggregate intrinsic value of options exercisable at December 31, 2020 was $49.8 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock of $122.53 on December 31, 2020.

At December 31, 2020, we had 6.4 million unvested options outstanding with a weighted average exercise price of $28.58 per share, weighted average grant-date fair value of $38.64 per share and weighted average remaining contractual life of 7.2 years. The aggregate intrinsic value of unvested options at December 31, 2020 was $598.1 million.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-based Compensation Expense

We account for stock-based compensation using the fair-value method. Reported stock-based compensation expense was classified as follows for the years ended December 31 (in thousands):

	2020	2019	2018
Cost of product and service sales	$3,464	$1,565	$511
Sales, general and administrative expenses	103,860	59,342	12,710
Research and development expenses	26,248	17,588	8,658
Total stock-based compensation expense	$133,572	$78,495	$21,879
Income tax benefit	$29,329	$11,457	$4,049

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

As of December 31, 2020, there were 29,600 shares available for grant under the 2019 Inducement Plan.

Stock Repurchase Plan

In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. As of December 31, 2020 and 2019, $16.3 million remained available under the plan for future purchases.

14. Leases

Lease Obligations

We determine if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Additionally, we use the portfolio approach in determining the discount rate used to present value lease payments. We give consideration to our line of credit as well as publicly available data for instruments with similar characteristics when estimating our incremental borrowing rates. The ROU asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives.

We have operating and finance leases for office space and certain equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For leases beginning on or after January 1, 2019, we account for lease components separately from non-lease components for all asset classes.

Our leases have remaining terms of less than 1 to approximately 7 years, some of which include one or more options to renew for up to 5 years, and some of which include options to terminate the leases within 1 year. The exercise of lease

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

renewal options is at our sole discretion and such options are included in ROU assets and liabilities for renewal periods that are reasonably certain of exercise. Certain of our lease agreements include stated rental payment escalations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We sublease certain real estate to third parties. Finance leases as of December 31, 2020 were immaterial.

Leases (in thousands)	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Other assets	$22,308	$9,653
Liabilities
Current
Operating	Other current liabilities	$5,431	$3,817
Noncurrent
Operating	Other long-term liabilities	18,952	6,792
Total lease liabilities		$24,383	$10,609

The components of lease expense were as follows (in thousands):

		Twelve Months Ended	Twelve Months Ended
	Classification	December 31, 2020	December 31, 2019
Operating lease expense (1)	Sales, general and administrative expenses (2)	$6,757	$4,627
Sublease income	Interest and other income, net	(55)	(301)
Net lease expense		$6,702	$4,326
(1)	Includes short-term leases, which are immaterial.
(2)	An immaterial portion of operating lease expense is included within research and development expenses and cost of sales.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Twelve Months Ended		Twelve Months Ended
	December 31, 2020		December 31, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,666		$4,374
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	17,390		888
Weighted average remaining lease term:
Operating leases	4.4	years	3.1	years
Weighted average discount rate:
Operating leases	3.36%		3.55%

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows (in thousands):

Operating
2021	6,277
2022	6,178
2023	5,891
2024	4,009
2025	3,851
Thereafter	203
Total minimum lease payments	26,409
Less: Amount representing interest	(2,026)
Present value of lease payments	$24,383

As of December 31, 2020, we do not have any leases that have not yet commenced that create significant rights and obligations for us.

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

Our matching contributions for all defined contribution plans for the years ended December 31, 2020, 2019 and 2018, were approximately $5.6 million, $4.8 million and $3.2 million, respectively. Future matching or profit sharing contributions to the plans are at our sole discretion.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Business Acquisitions

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

We assigned the goodwill to the Software and Sensors segment. Identifiable definite-lived intangible assets were assigned a total weighted average amortization period of 5.1 years. Vievu has been included in our consolidated results of operations subsequent to the acquisition date. In connection with the acquisition, we incurred and expensed costs of approximately $0.8 million, which included legal, accounting and other third-party expenses related to the transaction. Subsequent to the acquisition date, we recorded expenses of $1.2 million in 2018 related to purchase commitments assumed in the Vievu business combination that exceeded estimated future demand.

17. Segment Data

Our operations are comprised of two reportable segments: the TASER segment and the Software and Sensors segment. In both segments, we report sales of products and services. Service revenue in both segments includes sales related to Axon Evidence. In the TASER segment, service revenue also includes digital subscription training content. In the Software and Sensors segment, service revenue also includes other recurring cloud-hosted software revenue and related professional services. Collectively, this revenue is sometimes referred to as "Axon Cloud revenue."  Our Chief Executive Officer, who is the CODM, is not provided asset information or sales, general, and administrative expense by segment.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information relative to our reportable segments was as follows (in thousands):

	For the year ended December 31, 2020
		Software and
	TASER	Sensors	Total
Net sales from products	$362,649	$137,601	$500,250
Net sales from services	3,903	176,850	180,753
Net sales	366,552	314,451	681,003
Cost of product sales	136,925	87,206	224,131
Cost of service sales	—	40,541	40,541
Cost of sales	136,925	127,747	264,672
Gross margin	$229,627	$186,704	$416,331

Research and development	$15,380	$107,815	$123,195

	For the year ended December 31, 2019
		Software and
	TASER	Sensors	Total
Net sales from products	$280,554	$118,920	$399,474
Net sales from services	1,107	130,279	131,386
Net sales	281,661	249,199	530,860
Cost of product sales	107,188	83,495	190,683
Cost of service sales	—	32,891	32,891
Cost of sales	107,188	116,386	223,574
Gross margin	$174,473	$132,813	$307,286

Research and development	$14,469	$86,252	$100,721

	For the year ended December 31, 2018
		Software and
	TASER	Sensors	Total
Net sales from products	$253,115	$74,520	$327,635
Net sales from services	—	92,433	92,433
Net sales	253,115	166,953	420,068
Cost of product sales	80,354	58,983	139,337
Cost of service sales	—	22,148	22,148
Cost of sales	80,354	81,131	161,485
Gross margin	$172,761	$85,822	$258,583

Research and development	$17,012	$59,844	$76,856

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. Supplemental Disclosure to Cash Flows

Supplemental non-cash and other cash flow information were as follows as of and for the years ended December 31 (in thousands):

	2020	2019	2018
Supplemental disclosures:
Cash and cash equivalents	$155,440	$172,250	$349,462
Restricted cash	$111	$105	$1,565
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$155,551	$172,355	$351,027

Cash paid for income taxes, net of refunds	$10,893	$3,669	$10,609

Non-cash transactions:
Property and equipment purchases in accounts payable	878	834	501
Non-cash purchase consideration related to business combinations	—	—	12,508
Commission payable converted to stock-based award	—	314	—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Axon Enterprise, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Axon Enterprise, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Revenue Recognition – Bundled Arrangements with Multiple Performance Obligations

As described further in Notes 1 and 2 to the financial statements, the Company derives revenue from two primary sources: the sale of physical products (including conducted energy devices (CEDs), cameras, corresponding hardware extended warranties, and related accessories), and subscriptions to the Axon Evidence digital evidence management software as a service and support. To a lesser extent, the Company also recognizes revenue related to training, professional services and other software services. Many of the Company’s products are sold on a standalone basis; however, the Company also bundles its hardware product and service performance obligations and sells them to customers as part of a single transaction.

We consider the identification of performance obligations, treatment of contract term assessments, the determination of the standalone selling price and allocation of the transaction price to multiple performance obligations, including the determination as to whether any amendments to an existing contract result in a modification, to be a critical audit matter.

The principal consideration for our determination that these revenue recognition matters are a critical audit matter is that significant judgment is exercised by the Company in determining revenue recognition for contracts with multiple performance obligations, and includes the following:

•	Judgment in modification assessment and conclusions resulting from amendments to existing contracts.
•	Identification and treatment of contract terms that may impact the timing and amount of revenue recognized (e.g., substantive termination penalties).
•

Determination of whether products and services are considered distinct performance obligations that should be accounted for separately or in combination, and identification of all promises in the contract and whether such promises are limited to distinct explicit goods or services or whether they may be implied.

•

Determination of stand-alone selling prices for each distinct performance obligation and for products and services that are not sold separately, which may include a market assessment of what the customer would be willing to pay for each performance obligation or an estimate of the expected cost plus an appropriate estimated margin of the performance obligation.

These judgments require significant auditor subjectivity in evaluating the reasonableness of those judgments. Our audit procedures related to the revenue recognition for contracts with multiple performance obligations included the following, among others:

•

We tested the design and operating effectiveness of controls over the Company’s contract review process, including those over the assessment of amendments to existing contracts, treatment of contract term assessments, the identification of distinct performance obligations included in the initial or amended contract, and the establishment and monitoring of standalone selling prices.

•	We evaluated management’s judgment in significant accounting polices related to these arrangements for reasonableness.
•	For a sample of contracts, we performed the following procedures:
-

Obtained and analyzed the contract source documents for each selection, and other documents deemed a component of the arrangement in order to test the appropriateness of management’s identification and determination of contract terms.

-

Assessed the terms in the arrangement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

-	Assessed contractual terms and the appropriateness of material right determinations.
-	Obtained management’s contract review assessment and corroborated the judgments applied in accounting for the arrangements.
-	Assessed the terms in the arrangement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
-	Traced the term of the revenue recognition period to the contract and recalculated the expected revenue recognized during the period.
•

We evaluated the reasonableness of management’s estimate of stand-alone selling prices for products and services by comparing the stand-alone prices to historic stand-alone transactions and other data.

Stock Based Compensation – Ongoing Assessment of Vesting Probabilities

As described further in Notes 1 and 13 to the financial statements, the CEO Performance Award provides for the granting of stock options to the Company’s CEO and the XSPP provides for the granting of eXponential Stock Units (XSUs) to the Company’s employees.  Both the stock options and XSUs vest in 12 tranches upon the achievement of market capitalization and operational goals. Stock-based compensation expense associated with the awards is recognized beginning at the point in time when the relevant operational goal is considered probable of being met. We consider the probability assessment of achieving the operational goals to be a critical audit matter.

The principal consideration for our determination that the probability of achieving the operational goals is a critical audit matter is that significant judgment is exercised by the Company in determining the achievement of the operational goals for these awards, and includes the following:

•

Judgment regarding the number of operational goals that are probable to be achieved and the expected point in time the goals will be achieved, based on a subjective and statistical assessment of the Company’s forward-looking financial projections, estimates of the successful development and market acceptance of future product introductions, future sales targets, and operating performance.

•	The application of the judgments regarding probability of achievement and expected point in time of achievement to the requisite service period.

These judgments are subject to estimation uncertainty and require significant auditor subjectivity in evaluating the reasonableness of those judgments. Our audit procedures related to the ongoing assessment of vesting probabilities included the following, among others:

•

We tested the design and operating effectiveness of controls over the Company’s assessments of future expectations, reviews of third-party valuation specialist prepared statistical analysis, and determination of stock-based compensation expense based on the implied requisite service periods.

•

We analyzed the statistical analysis employed by the specialists in determining the projected achievement of each operational goal and determined whether such assessment was reasonable. We used a specialist to develop an independent model to assist us in evaluating the appropriateness and reasonableness of the Company’s statistical analysis.

•

We assessed the reasonableness of management’s forecasts as an input into the model by comparing management’s previous forecasts to actual results to assess management’s ability to accurately forecast actual results, and by comparing to historical trends.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Phoenix, Arizona

February 25, 2021

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2020 our disclosure controls and procedures were effective.

Management Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Grant Thornton LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Axon Enterprise, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Axon Enterprise, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 25, 2021 expressed an unqualified opinion on those financial statements.

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

February 25, 2021

Item 9B.    Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”), which proxy statement we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.

Item 11.   Executive Compensation

The information required to be disclosed by this item is incorporated herein by reference to our 2021 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

A description of our equity compensation plans approved by our stockholders is included in Note 13 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The following table provides details of our equity compensation plans at December 31, 2020:

	Number of	Weighted	Number of Securities
	Securities to be	Average	Remaining Available for
	Issued upon	Exercise Price	Future Issuance Under Equity
	Exercise of Outstanding	of Outstanding Options,	Compensation Plans (Excluding Securities
	Options, Warrants and Rights	Warrants and Rights	Reflected
Plan Category	(a)	(b) (1)	in Column (a)) (c)
Equity compensation plans approved by security holders	12,648,300	$28.58	1,854,655
Equity compensation plans not approved by security holders(2)	443,200		29,600
Total	13,091,500		1,884,255
(1)	The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs which have no exercise price.
(2)	In September 2019, our Board of Directors adopted the Axon Enterprise, Inc. 2019 Stock Inducement Plan (the “2019 Inducement Plan”) pursuant to which we reserved 500,000 shares of common stock for issuance under the Inducement Plan. The 2019 Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards, including restricted stock units, restricted stock, performance shares and performance units, and its terms are substantially similar to our stockholder-approved 2019 Plan. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company.

All other information required to be disclosed by this item is incorporated herein by reference to our 2021 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this item is incorporated herein by reference to our 2021 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required to be disclosed by this item is incorporated herein by reference to our 2021 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
1.	Consolidated financial statements: All consolidated financial statements as set forth under Part II, Item 8 of this report.
2.	Supplementary Financial Statement Schedules: Supplementary schedules have not been included because they are not applicable or because the information is included elsewhere in this report.
3.	Exhibits:
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporated (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed June 12, 2020)
3.2	Bylaws, as amended and restated (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed June 12, 2020)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))
4.2*	Description of securities of Axon Enterprise, Inc. registered under Section 12 of the Exchange Act
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

10.3+	2013 Stock Incentive Plan (incorporated by reference to Appendix of 2013 Proxy Statement, filed on April 3, 2013)
10.4+	TASER International, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on July 12, 2013)
10.5+	2016 Stock Incentive Plan (incorporated by reference to Annex B of 2016 Proxy Statement, filed on April 15, 2016)
10.6+	Axon Enterprise, Inc. 2018 Stock Incentive Plan (incorporated by reference to Annex B of the Company’s Proxy Statement, filed on April 13, 2018)
10.7+	CEO Performance Award (incorporated by reference to Annex A of the Company’s Proxy Statement, filed on April 13, 2018)
10.8+	Axon Enterprise, Inc. 2019 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s Proxy Statement, filed on December 31, 2018)
10.9+	Axon Enterprise, Inc. 2019 Stock Incentive Plan Exponential Stock Unit Grant Notice (incorporated by reference to Annex B of the Company’s Proxy Statement, filed on December 31, 2018)
10.10

Amended and Restated Credit Agreement dated December 31, 2018 between the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed January 7, 2019)

10.11+	Executive Employment Agreement by and between Axon Enterprise, Inc. and Jawad A. Ahsan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed June 4, 2019)
10.12+	Executive Employment Agreement by and between Axon Enterprise, Inc. and Luke S. Larson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 4, 2019)

Exhibit Number	Description
10.13+	Executive Employment Agreement by and between Axon Enterprise, Inc. and Joshua M. Isner (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed June 4, 2019)
10.14+

Executive Employment Agreement by and between Axon Enterprise, Inc. and Jeffrey C. Kunins, dated September 23, 2019 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K, filed February 28, 2020)

10.15+	Axon Enterprise, Inc. 2019 Stock Inducement Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8, filed September 23, 2019)
10.16	Auction Statement from the Company to the Arizona State Land Department (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed November 6, 2020)
10.17

Amendment to the Amended and Restated Credit Agreement between the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed February 3, 2021)

21.1*	List of Subsidiaries
23.1*	Consent of Grant Thornton, LLP, independent registered public accounting firm
24.1*	Powers of attorney (see signature page)
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company’s Annual Report for the year ended December 31, 2020, formatted in Inline XBRL

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

Item 16.   Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXON ENTERPRISE, INC.

Date: February 25, 2021
	By:	/s/ PATRICK W. SMITH
Chief Executive Officer, Director
(Principal Executive Officer)

Date: February 25, 2021	By:	/s/ JAWAD A. AHSAN
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

Signature	Title	Date

Chief Executive Officer, Director
/s/ PATRICK W. SMITH	(Principal Executive Officer)	February 25, 2021
Patrick W. Smith

Chief Financial Officer
/s/ JAWAD A. AHSAN	(Principal Financial and Accounting Officer)	February 25, 2021
Jawad A. Ahsan

/s/ ADRIANE M. BROWN	Director	February 25, 2021
Adriane M. Brown

/s/ RICHARD H. CARMONA	Director	February 25, 2021
Richard H. Carmona

/s/ JULIE A. CULLIVAN	Director	February 25, 2021
Julie A. Cullivan

/s/ MICHAEL GARNREITER	Director	February 25, 2021
Michael Garnreiter

/s/ CAITLIN E. KALINOWSKI	Director	February 25, 2021
Caitlin E. Kalinowski

/s/ MARK W. KROLL	Director	February 25, 2021
Mark W. Kroll

/s/ MATTHEW R. MCBRADY	Director	February 25, 2021
Matthew R. McBrady

/s/ HADI PARTOVI	Director	February 25, 2021
Hadi Partovi