Form 10-Q
period 2021-03-31
AXON ENTERPRISE, INC.
filed 2021-05-07
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021 or
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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 Par Value	AXON	The Nasdaq Global Select Market

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

The number of shares of the registrant’s common stock outstanding as of April 30, 2021 was 64,684,364.

AXON ENTERPRISE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

Special Note Regarding Forward-Looking Statements

This Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions and strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed products and services and related development efforts and activities; expectations about the market for our current and future products and services; the impact of pending litigation; strategies and trends relating to subscription plan programs and revenues; our anticipation that contracts with governmental customers will be fulfilled; strategies and trends, including the benefits of, research and development investments; the sufficiency of our liquidity and financial resources; expectations about customer behavior; the impact on our investment portfolio of changes in interest rates; our potential use of foreign currency forward and option contracts; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; statements of management’s strategies, goals and objectives and other similar expressions; as well as the ultimate resolution of financial statement items requiring critical accounting estimates, including those set forth in our Form 10-K for the year ended December 31, 2020. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. However, not all forward-looking statements contain these identifying words.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. The following important factors could cause actual results to differ materially from those in the forward-looking statements: the potential global impacts of the COVID-19 pandemic; our exposure to cancellations of government contracts due to appropriation clauses, exercise of a cancellation clause, or non-exercise of contractually optional periods; our ability to design, introduce and sell new products or features; our ability to defend against litigation and protect our intellectual property, and the resulting costs of this activity; our ability to manage our supply chain and avoid production delays, shortages, and impacts to expected gross margins; the impact of stock compensation expense, impairment expense, and income tax expense on our financial results; customer purchase behavior, including adoption of our software as a service delivery model; negative media publicity regarding our products; the impact of product mix on projected gross margins; defects in our products; changes in the costs of product components and labor; loss of customer data, a breach of security, or an extended outage, including by our third party cloud-based storage providers; exposure to international operational risks; delayed cash collections and possible credit losses due to our subscription model; changes in government regulations in the U.S. and in foreign markets, especially related to the classification of our products by the United States Bureau of Alcohol, Tobacco, Firearms and Explosives; our ability to integrate acquired businesses; our ability to attract and retain key personnel; and counter-party risks relating to cash balances held in excess of FDIC insurance limits. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. The Annual Report on Form 10-K that we filed with the Securities and Exchange Commission ("SEC") on February 26, 2021 lists various important factors that could cause actual results to differ materially from expected and historical results. These factors are intended as cautionary statements for investors within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Readers can find them under the heading “Risk Factors” in the Report on Form 10-K, and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the SEC. Our filings with the SEC may be accessed at the SEC’s web site at www.sec.gov.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AXON ENTERPRISE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$154,822	$155,440
Short-term investments	440,842	406,525
Accounts and notes receivable, net of allowance of $1,796 and $2,105 as of March 31, 2021 and December 31, 2020, respectively	185,373	229,201
Contract assets, net	72,472	63,945
Inventory	89,657	89,958
Prepaid expenses and other current assets	43,063	36,883
Total current assets	986,229	981,952
Property and equipment, net	112,119	105,494
Deferred tax assets, net	46,403	45,770
Intangible assets, net	8,642	9,448
Goodwill	25,194	25,205
Long-term investments	78,464	90,681
Long-term notes receivable, net	18,546	22,457
Long-term contract assets, net	26,341	20,099
Other assets	102,920	79,917
Total assets	$1,404,858	$1,381,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,791	$24,142
Accrued liabilities	41,097	59,843
Current portion of deferred revenue	165,086	163,959
Customer deposits	8,134	2,956
Other current liabilities	5,667	5,431
Total current liabilities	239,775	256,331
Deferred revenue, net of current portion	116,107	111,222
Liability for unrecognized tax benefits	4,697	4,503
Long-term deferred compensation	4,825	4,732
Deferred tax liability, net	684	649
Other long-term liabilities	27,866	27,331
Total liabilities	393,954	404,768
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 64,673,091 and 63,766,555 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	1,044,724	962,159
Treasury stock at cost, 20,220,227 shares as of March 31, 2021 and December 31, 2020	(155,947)	(155,947)
Retained earnings	121,984	169,901
Accumulated other comprehensive income	142	141
Total stockholders’ equity	1,010,904	976,255
Total liabilities and stockholders’ equity	$1,404,858	$1,381,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Net sales from products	$140,886	$107,288
Net sales from services	54,133	39,874
Net sales	195,019	147,162
Cost of product sales	58,616	48,884
Cost of service sales	13,050	9,670
Cost of sales	71,666	58,554
Gross margin	123,353	88,608
Operating expenses:
Sales, general and administrative	126,597	63,027
Research and development	47,018	26,381
Total operating expenses	173,615	89,408
Income (loss) from operations	(50,262)	(800)
Interest and other income, net	585	941
Income (loss) before provision for income taxes	(49,677)	141
Provision for (benefit from) income taxes	(1,760)	(3,933)
Net income (loss)	$(47,917)	$4,074
Net income (loss) per common and common equivalent shares:
Basic	$(0.75)	$0.07
Diluted	$(0.75)	$0.07
Weighted average number of common and common equivalent shares outstanding:
Basic	64,036	59,609
Diluted	64,036	60,394
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(47,917)	$4,074
Foreign currency translation adjustments	1	(2,372)
Comprehensive income (loss)	$(47,916)	$1,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Equity
Balance, December 31, 2020	63,766,555	$1	$962,159	20,220,227	$(155,947)	$169,901	$141	$976,255
Issuance of common stock under employee plans, net	906,536	—	(7,045)	—	—	—	—	(7,045)
Stock-based compensation	—	—	89,610	—	—	—	—	89,610
Net income	—	—	—	—	—	(47,917)	—	(47,917)
Foreign currency translation adjustments	—	—	—	—	—	—	1	1
Balance, March 31, 2021	64,673,091	$1	$1,044,724	20,220,227	$(155,947)	$121,984	$142	$1,010,904

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2019	59,497,759	$1	$528,272	20,220,227	$(155,947)	$172,265	$(1,096)	$543,495
Cumulative effect of applying a change in accounting principle, net of tax	—	—	—	—	—	(640)	—	(640)
Issuance of common stock under employee plans, net	315,404	—	(5,162)	—	—	—	—	(5,162)
Stock-based compensation	—	—	20,195	—	—	—	—	20,195
Net income	—	—	—	—	—	4,074	—	4,074
Foreign currency translation adjustments	—	—	—	—	—	—	(2,372)	(2,372)
Balance, March 31, 2020	59,813,163	$1	$543,305	20,220,227	$(155,947)	$175,699	$(3,468)	$559,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(47,917)	$4,074
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,291	2,881
Loss on disposal and abandonment of intangible assets	11	13
Loss on disposal and impairment of property and equipment, net	45	517
Stock-based compensation	89,610	20,195
Deferred income taxes	(598)	(1,548)
Unrecognized tax benefits	194	341
Other noncash	2,615	1,156
Provision for expected credit losses	(335)	902
Change in assets and liabilities:
Accounts and notes receivable and contract assets	31,298	(9,700)
Inventory	520	(8,630)
Prepaid expenses and other assets	(6,952)	2,277
Accounts payable, accrued and other liabilities	(18,062)	(3,562)
Deferred revenue	6,219	4,499
Net cash provided by operating activities	60,939	13,415
Cash flows from investing activities:
Purchases of investments	(155,825)	(99,512)
Proceeds from call / maturity of investments	132,254	84,315
Purchases of property and equipment	(10,521)	(2,209)
Proceeds from disposal of property and equipment	10	78
Purchases of intangible assets	(41)	(45)
Strategic investments	(20,000)	(4,700)
Net cash used in investing activities	(54,123)	(22,073)
Cash flows from financing activities:
Proceeds from options exercised	—	28
Income and payroll tax payments for net-settled stock awards	(7,045)	(5,190)
Net cash used in financing activities	(7,045)	(5,162)
Effect of exchange rate changes on cash and cash equivalents	(392)	(1,890)
Net decrease in cash and cash equivalents	(621)	(15,710)
Cash and cash equivalents and restricted cash, beginning of period	155,551	172,355
Cash and cash equivalents and restricted cash, end of period	$154,930	$156,645

Supplemental disclosures:
Cash and cash equivalents	$154,822	$156,540
Restricted cash (Note 1)	108	105
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$154,930	$156,645

Cash paid for income taxes, net of refunds	$4,152	$3,863

Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$517	$617
Investment purchases in accounts payable, net	$—	$13,451

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

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2020, as filed on Form 10-K, with the exception of our adoption of certain accounting pronouncements which we describe below. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

●	product warranty reserves,
●	inventory valuation,
●	revenue recognition,
●	reserve for expected credit loss,
●	valuation of goodwill, intangible and long-lived assets,
●	recognition, measurement and valuation of current and deferred income taxes,
●	stock-based compensation, and
●	recognition and measurement of contingencies and accrued litigation expense.

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Evidence. In the Software and Sensors segment, service revenue also includes other recurring cloud-hosted software revenue and related professional services. Collectively, this revenue is sometimes referred to as "Axon Cloud revenue."

Reportable segments are determined based on discrete financial information reviewed by our Chief Executive Officer who is our chief operating decision maker ("CODM"). We organize and review operations based on products and services, and currently there are no operating segments that are aggregated. We perform an analysis of our reportable segments at least annually. Additional information related to our business segments is summarized in Note 13.

Geographic Information and Major Customers / Suppliers

For the three months ended March 31, 2021, no individual country outside the U.S. represented more than 10% of total net sales. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of our customers. For the three months ended March 31, 2021, no customer represented more than 10% of total net sales. At March 31, 2021 and December 31, 2020, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets.

We currently purchase both off the shelf and custom components, including, but not limited to, finished circuit boards, injection-molded plastic components, small machined parts, custom cartridge components, electronic components, and off the shelf sub-assemblies from suppliers located in the U.S., Canada, China, Israel, Republic of Korea, Mexico, Sri Lanka, and Taiwan. Although we currently obtain many of these components from single source suppliers, we own the injection molded component tooling, most of the designs, and the test fixtures used in their production for all custom components. As a result, we believe we could obtain alternative suppliers in most cases without incurring significant production delays. We also strategically hold safety stock levels on custom components to further reduce this risk. For off the shelf components, we believe that in most cases there are readily available alternative suppliers who can consistently meet our needs for these components. We acquire most of our components on a purchase order basis and do not have any significant long-term contracts with component suppliers.

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

	Three Months Ended March 31,
	2021	2020
Numerator for basic and diluted earnings per share:
Net income (loss)	$(47,917)	$4,074
Denominator:
Weighted average shares outstanding	64,036	59,609
Dilutive effect of stock-based awards	—	785
Diluted weighted average shares outstanding	64,036	60,394
Anti-dilutive stock-based awards excluded	12,234	12,161
Net income (loss) per common share:
Basic	$(0.75)	$0.07
Diluted	$(0.75)	$0.07

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

Changes in our estimated product warranty liabilities were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$769	$1,476
Utilization of reserve	(231)	(171)
Warranty expense (benefit)	406	(85)
Balance, end of period	$944	$1,220

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

We have cash equivalents and investments, which at March 31, 2021 and December 31, 2020 were comprised of money market funds, certificates of deposit, commercial paper, corporate bonds, municipal bonds, U.S. Government agency bonds, U.S. Treasury bills, and U.S. Treasury inflation-protected securities. Also included in cash equivalents and investments at December 31, 2020 were U.S. Treasury repurchase agreements. See additional disclosure regarding the fair value of our cash equivalents and investments in Note 3. Included in the balance of other assets as of March 31, 2021 and December 31, 2020 was $4.8 million and $4.7 million, respectively, related to corporate-owned life insurance policies

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

which are used to fund our deferred compensation plan. We determine the fair value of insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.

We have strategic investments in three unconsolidated affiliates, which are included within other assets. The estimated fair value of the investments was determined based on Level 3 inputs. As of March 31, 2021, management estimated that the fair value of the investments equaled the carrying value.

Our financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.

Restricted Cash

Restricted cash balances as of March 31, 2021 and December 31, 2020 included $0.1 million primarily related to funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. Approximately half of the balance was included in prepaid expenses and other current assets on our condensed consolidated balance sheets, with the remainder included in other assets.

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

Recently Issued Accounting Guidance

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes. Adoption of this ASU on January 1, 2021 did not have a material impact on our consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 (a Consensus of the Emerging Issues Task Force). The guidance clarifies the interaction between ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and the ASU on equity method investments. ASU 2016-01 provides companies with an alternative to measure certain equity securities without a readily determinable fair value at cost, minus impairment, if any, unless an observable transaction for an identical or similar security occurs. ASU 2020-01 clarifies that for purposes of applying the Topic 321 measurement alternative, an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting under Topic 323, immediately before applying or upon discontinuing the equity method. In addition, the new ASU provides direction that a company should not consider

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

whether the underlying securities would be accounted for under the equity method or the fair value option when it is determining the accounting for certain forward contracts and purchased options, upon either settlement or exercise. Adoption of this ASU on January 1, 2021 did not have a material impact on our consolidated financial statements.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications are not material and had no effect on the reported results of operations.

2. Revenues

Nature of Products and Services

The following tables present our revenues by primary product and service offering (in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER 7	$33,991	$—	$33,991	$15,326	$—	$15,326
TASER X26P	9,963	—	9,963	11,061	—	11,061
TASER X2	12,778	—	12,778	14,075	—	14,075
TASER Pulse	2,205	—	2,205	1,200	—	1,200
Cartridges	30,418	—	30,418	26,625	—	26,625
Axon Body	—	19,756	19,756	—	12,823	12,823
Axon Flex	—	905	905	—	1,183	1,183
Axon Fleet	—	3,763	3,763	—	4,775	4,775
Axon Dock	—	6,920	6,920	—	4,951	4,951
Axon Evidence and cloud services	1,396	52,294	53,690	498	39,154	39,652
Extended warranties	5,646	7,500	13,146	4,977	5,458	10,435
Other	2,602	4,882	7,484	2,133	2,923	5,056
Total	$98,999	$96,020	$195,019	$75,895	$71,267	$147,162

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended March 31,
	2021		2020
United States	$160,386	82%	$117,463	80%
Other countries	34,633	18	29,699	20
Total	$195,019	100%	$147,162	100%

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contract Balances

The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the three months ended March 31, 2021 (in thousands):

March 31, 2021
Contract assets, net	$98,813
Contract liabilities (deferred revenue)	281,193
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	63,871

Contract liabilities (deferred revenue) consisted of the following (in thousands):

	March 31, 2021			December 31, 2020
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER	$10,501	$16,486	$26,987	$11,635	$16,953	$28,588
Software and Sensors	14,432	5,322	19,754	13,926	5,025	18,951
	24,933	21,808	46,741	25,561	21,978	47,539
Hardware:
TASER	16,040	15,024	31,064	16,314	14,304	30,618
Software and Sensors	23,723	51,265	74,988	25,181	50,981	76,162
	39,763	66,289	106,052	41,495	65,285	106,780
Services:
TASER	969	1,997	2,966	996	1,554	2,550
Software and Sensors	99,421	26,013	125,434	95,907	22,405	118,312
	100,390	28,010	128,400	96,903	23,959	120,862
Total	$165,086	$116,107	$281,193	$163,959	$111,222	$275,181

	March 31, 2021			December 31, 2020
	Current	Long-Term	Total	Current	Long-Term	Total
TASER	$27,510	$33,507	$61,017	$28,945	$32,811	$61,756
Software and Sensors	137,576	82,600	220,176	135,014	78,411	213,425
Total	$165,086	$116,107	$281,193	$163,959	$111,222	$275,181

Remaining Performance Obligations

As of March 31, 2021, we had approximately $1.79 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606 as of March 31, 2021. We expect to recognize between 20% - 25% of this balance over the next twelve months, and generally expect the remainder to be recognized over the following five to seven years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Cash, Cash Equivalents and Investments

The following tables summarize our cash, cash equivalents, and held-to-maturity investments at March 31, 2021 and December 31, 2020 (in thousands):

	As of March 31, 2021
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized		Cash	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments
Cash	$137,003	$—	$—	$137,003	$137,003	$—	$—

Level 1:
Money market funds	16,819	—	—	16,819	16,819	—	—
Agency bonds	73,996	94	—	74,090	—	45,995	28,001
Treasury bills	104,184	13	—	104,197	—	104,184	—
Subtotal	194,999	107	—	195,106	16,819	150,179	28,001

Level 2:
State and municipal obligations	83,086	12	(30)	83,068	—	74,295	8,791
Certificates of deposit	500	—	—	500	—	500	—
Corporate bonds	186,406	140	(81)	186,465	1,002	143,712	41,692
Treasury inflation-protected securities	3,310	7	—	3,317	—	3,310	—
Commercial paper	68,961	—	—	68,961	—	68,961	—
Subtotal	342,263	159	(111)	342,311	1,002	290,778	50,483
Total	$674,265	$266	$(111)	$674,420	$154,824	$440,957	$78,484

Because we do not have any history of losses for our held-to-maturity investments, our expected credit loss allowance methodology for held-to-maturity investments is developed using published or estimated credit default rates for similar investments and current and future economic and market conditions. At March 31, 2021 and December 31, 2020, our credit loss reserve for held-to-maturity investments was approximately $0.1 million and $0.1 million, respectively.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31, 2020
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized		Cash	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments
Cash	$116,107	$—	$—	$116,107	$116,107	$—	$—

Level 1:
Money market funds	23,611	—	—	23,611	23,611	—	—
Agency bonds	63,794	122	—	63,916	—	23,794	40,000
Treasury Bills	96,384	6	—	96,390		96,384
Subtotal	183,789	128	—	183,917	23,611	120,178	40,000

Level 2:
State and municipal obligations	77,130	25	(28)	77,127	—	66,519	10,611
Certificates of deposit	500	—	—	500	—	500	—
Corporate bonds	212,825	232	(100)	212,957	2,525	170,205	40,095
U.S. Treasury repurchase agreements	13,200	—	—	13,200	13,200	—	—
Treasury inflation-protected securities	3,291	16	—	3,307	—	3,291
Commercial paper	45,974	—	—	45,974		45,974	—
Subtotal	352,920	273	(128)	353,065	15,725	286,489	50,706
Total	$652,816	$401	$(128)	$653,089	$155,443	$406,667	$90,706

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

We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and recorded an additional reserve for credit loss of approximately $0.8 million as of March 31, 2021.

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a roll-forward of the allowance for expected credit losses that is deducted from the amortized cost basis of accounts receivable, notes receivable, and contract assets to present the net amount expected to be collected (in thousands):

	Three Months Ended March 31, 2021
	United States	Other countries	Total
Balance, beginning of period	$2,902	$474	$3,376
Provision for expected credit losses	(99)	(205)	(304)
Amounts written off charged against the allowance	(39)	-	(39)
Other, including foreign currency translation	134	1	135
Balance, end of period	$2,898	$270	$3,168

As of March 31, 2021, the allowance for expected credit losses for each type of customer receivable was as follows:

	March 31,	December 31,
	2021	2020
Accounts receivable and notes receivable, current	$1,796	$2,105
Contract assets, net	991	794
Long-term notes receivable, net of current portion	381	477
Total allowance for expected credit losses on customer receivables	$3,168	$3,376

5. Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method and includes allocations of manufacturing labor and overhead. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventory consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$33,918	$39,194
Finished goods	55,739	50,764
Total inventory	$89,657	$89,958

6. Other Long-Term Assets

Other long-term assets consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Cash surrender value of corporate-owned life insurance policies	$4,806	$4,654
Deferred commissions (1)	32,337	32,455
Restricted cash	59	62
Operating lease assets	23,168	22,308
Strategic investments (2)	29,500	9,500
Warrants for strategic investment (3)	2,211	2,211
Prepaid expenses, deposits and other	10,839	8,727
Total other long-term assets	$102,920	$79,917
(1)	Represents the incremental costs of obtaining contracts with customers, which consist primarily of sales commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contracts and amortized consistent with the recognition timing of the revenue for the underlying performance obligations.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)	Strategic investments include investments in non-public technology-driven companies. We account for strategic investments under the ASC 321 measurement alternative for equity securities without readily determinable fair values, as there are no quoted market prices for the investment. The investments are measured at cost less impairment, adjusted for observable price changes and is assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of March 31, 2021, no impairment was recorded for the investments. We did not recognize any adjustments to the recorded cost bases during the three months ended March 31, 2021. We have recognized an increase of $2.4 million in the cost bases since our initial investment.

During the three months ended March 31, 2021, we made a $20.0 million minority investment in RapidSOS, Inc.

(3)	In conjunction with our strategic investment in and commercial partnership with Flock Group Inc., we have the ability to commit additional capital over time through warrants where the exercisability and exercise prices are conditional on the achievement of certain partnership performance metrics. The amount reflected in other assets represents the fair value of the preferred stock warrants, as adjusted for observable price changes of $0.4 million during the quarter ended December 31, 2020.

7. Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Accrued salaries, benefits and bonus	$21,880	$36,892
Accrued professional, consulting and lobbying fees	1,318	3,055
Accrued warranty expense	944	769
Accrued income and other taxes	2,482	3,848
Accrued inventory in transit	4,696	4,597
Other accrued expenses	9,777	10,682
Accrued liabilities	$41,097	$59,843

8. Income Taxes

We file income tax returns for federal purposes and in many states, as well as in multiple foreign jurisdictions. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time, generally three to four years, following the tax year to which these filings relate. During the second quarter of 2020 we began an audit with the State of California for our fiscal year 2016 and 2017 state tax returns, which is currently in the final closing phase. During the first quarter of 2021, we were notified that an audit with the State of Illinois for our fiscal year 2018 will commence during the second quarter of 2021. Additionally, we have been notified that an audit may commence for Axon Public Safety Southeast Asia LLC, our entity in Vietnam. The tax period has not yet been defined.

On March 11, 2021, the U.S. federal government enacted the American Rescue Plan Act. This act is an emergency economic stimulus package in response to the COVID-19 pandemic, which, among other things, contains numerous income tax provisions. We are continuing to evaluate the implications of the American Rescue Plan Act, but its impact on the financial statements and related disclosures is not expected to be material.

Deferred Tax Assets

Net deferred income tax assets at March 31, 2021, primarily include R&D tax credits, stock-based compensation expense, deferred revenue, accruals and reserves, and net operating losses, partially offset by accelerated depreciation expense and valuation allowance reserve. Our total net deferred tax assets at March 31, 2021 were $45.7 million.

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

As of March 31, 2021, we continue to demonstrate three-year cumulative pre-tax income in the U.S. federal and state tax jurisdictions; however, we have Arizona R&D tax credits expiring unutilized each year. Therefore, management has concluded that it is more likely than not that our Arizona R&D deferred tax asset will not be realized.

In Australia, we have determined that sufficient deferred tax liabilities will reverse in order to realize all assets except one long-lived intangible where there is not an expectation that the asset may be realized. Therefore, we have recorded a partial valuation allowance for Australia.

We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal, Arizona, and California income tax purposes. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $7.2 million as of March 31, 2021. Should the unrecognized benefit of $7.2 million be recognized, our effective tax rate would be favorably impacted. Approximately $2.7 million of the unrecognized tax benefit associated with R&D credits has been netted against the R&D deferred tax asset.

Effective Tax Rate

Our overall effective tax rate for the three months ended March 31, 2021, after discrete period adjustments, was 3.5%. Before discrete adjustments, the tax rate was (20.5%), which differs from the federal statutory rate, primarily due to the impact of the executive compensation limitation under Internal Revenue Code ("IRC") Section 162(m), partially offset by R&D tax credits, on a projected pre-tax loss for the year. The effective tax rate was favorably impacted by an $11.7 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for restricted stock units (“RSUs”) or performance stock units (“PSUs”) that vested during the three months ended March 31, 2021.

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

As of March 31, 2021, the following operational goals were achieved, with vesting of the related tranche pending certification by the Compensation Committee:

●	Adjusted EBITDA (CEO Performance Award) of $155.0 million
●	Total revenue of $710.1 million

As of March 31, 2021, the following operational goals were considered probable of achievement:

●	Total revenue of $860.1 million, $1,010.1 million, and $1,210.1 million; and
●	Adjusted EBITDA (CEO Performance Award) of $175.0 million, $190.0 million, $200.0 million, $210.0 million, $220.0 million, and $230.0 million.

The operational goal of $125.0 million Adjusted EBITDA (CEO Performance Award) was previously achieved and the related options vested in March 2021.

Stock-based compensation expense associated with the CEO Performance Award is recognized over the requisite service period, which is defined as the longest explicit, implicit or derived service period, based on management’s estimate of the probability and timing of the performance criteria being satisfied, adjusted at each balance sheet date. Expense recognition begins at the point in time when the relevant operational goal is considered probable of being met. The

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

probability of attaining an operational goal and the expected attainment date for meeting a probable operational goal are based on a subjective assessment of our forward-looking financial projections, taking into consideration statistical analysis. The statistical model and the assessment that determine the estimated attainment dates are subject to a number of estimated inputs, including expected volatility rates, management’s forward-looking financial projections, in particular for operational goals that are anticipated to be attained in the near future, and adjustment of other estimates based on the passage of time. During the period we recorded an additional $51.4 million in stock-based compensation expense as a result of updated estimates for the CEO Performance Award and eXponential Stock Performance Plan (discussed below).

The first seven market capitalization goals have been achieved as of March 31, 2021. As of March 31, 2021, 0.5 million stock options have vested. As all twelve operational goals are considered probable of achievement, we recorded stock-based compensation expense of $132.4 million related to the CEO Performance Award from the Grant Date through March 31, 2021. The number of stock options that would vest related to the remaining unvested tranches is approximately 5.8 million shares. As of March 31, 2021, we had $113.6 million of total unrecognized stock-based compensation expense for the performance goals that were considered probable of achievement, which will be recognized over a weighted-average period of 3.17 years.

eXponential Stock Performance Plan

On February 12, 2019, our shareholders approved the 2019 Stock Incentive Plan (the “2019 Plan”), which was adopted by the Board of Directors to reserve a sufficient number of shares to facilitate our eXponential Stock Performance Plan (“XSPP”) and grants of eXponential Stock Units (“XSUs”) under the plan. Initial awards under the plan were granted in January 2019, with additional employee awards granted since that date. During the three months ended March 31, 2021, and 2020 we granted an additional ten thousand and forty three thousand XSUs, respectively.

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

New shares issued for any other reasons, including shares issued upon vesting of XSUs, RSUs, and Performance Stock Units (“PSUs”) as well as shares issued to raise capital through equity issuances or in other transactions, do not increase the XSU Maximum.

The market capitalization and operational goals are identical to the CEO Performance Award, but a different number of shares is used to calculate the market capitalization goals if shares outstanding exceed the XSU Maximum. Additionally, because the grant date is different than that of the CEO Performance Award, the measurement period for

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

market capitalization is not identical. As of March 31, 2021, actual shares outstanding exceeded the XSU Maximum as a result of the common stock offering completed in June 2020. Accordingly, market capitalization as calculated for the purposes of achieving additional goals uses the lower XSU Maximum share amount rather than actual shares outstanding.

The first six market capitalization goals have been achieved as of March 31, 2021, and the seventh market capitalization goal was achieved in April 2021. The first XSU tranche vested in March 2021. As all twelve operational goals are considered probable of achievement, we recorded stock-based compensation expense of $94.8 million related to the XSU awards from their respective grant dates through March 31, 2021. The number of XSU awards that would vest related to the remaining eleven tranches is approximately 4.9 million shares. As of March 31, 2021, we had $96.7 million of total unrecognized stock-based compensation expense, which will be recognized over a weighted-average period of 3.00 years.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2021 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	1,107	$76.10
Granted	57	152.58
Released	(184)	47.57
Forfeited	(25)	91.87
Units outstanding, end of period	955	85.76	$136,019

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $142.42 per share, multiplied by the number of RSUs outstanding. As of March 31, 2021, there was $64.3 million in unrecognized compensation costs related to RSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 2.22 years. RSUs are released when vesting requirements are met.

Certain RSUs that vested in the three months ended March 31, 2021 were net-share settled such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to RSUs were less than 0.1 million and had a value of $6.9 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Performance Stock Units

The following table summarizes PSU activity, inclusive of XSUs, for the three months ended March 31, 2021 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	5,618	$35.71
Granted	190	43.83
Released	(765)	37.61
Forfeited	(41)	34.70
Units outstanding, end of period	5,002	35.74	$712,357

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $142.42 per share, multiplied by the number of PSUs outstanding. As of March 31, 2021, there was $100.7 million in unrecognized compensation costs related to PSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the PSUs over a weighted average period of 2.98 years. PSUs are released when vesting requirements are met.

As of March 31, 2021, the performance criteria had been met for approximately 0.9 million of the 5.0 million PSUs outstanding.

On March 8, 2021, the Compensation Committee of our Board of Directors approved a one-time waiver of the holding period requirements for each XSPP participant who elected to receive XSUs in lieu of On-Target Earnings and is an Arizona resident. This waiver allows participants to sell a portion of their vested shares to satisfy income tax obligations pursuant to Arizona Proposition 208 which was passed in November 2020. Such one-time waiver applied only to 4% of the XSUs for the impacted participants which vested on March 8, 2021, which was approximately 13 thousand shares. We accounted for this change as a Type I modification under ASC 718 since there was no impact on attainment of the operational or market capitalization goals. We recognized additional stock-based compensation expense of $0.4 million for the three months ended March 31, 2021.

Certain PSUs that vested in the three months ended March 31, 2021 were net-share settled such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to PSUs were approximately two thousand and had a value of $0.1 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2021 (number of units and aggregate intrinsic value in thousands):

Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual	Aggregate
	Options	Price	Life (years)	Intrinsic Value
Options outstanding, beginning of year	6,366	$28.58
Granted	—	—
Exercised	—	—
Expired / terminated	—	—
Options outstanding, end of period	6,366	28.58	6.91	$724,689
Options exercisable, end of period	1,591	28.58	6.91	181,172

Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock of $142.42 on March 31, 2021. There were no options exercised for the three months ended March 31, 2021. The intrinsic value of options exercised for the three months ended March 31, 2020 was $0.3 million. As of March 31, 2021, total options outstanding included 4.8 million unvested performance-based stock options, which relate to the CEO Performance Award and are probable of achievement.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-based Compensation Expense

The following table summarizes the composition of stock-based compensation expense for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of products sold and services delivered	$1,489	$590
Sales, general and administrative expenses	71,015	14,970
Research and development expenses	17,106	4,635
Total stock-based compensation expense	$89,610	$20,195

Stock Incentive Plan

In February 2019, our shareholders approved the 2019 Plan authorizing an additional 6.0 million shares, plus remaining available shares under prior plans, for issuance under the new plan. Combined with the legacy stock incentive plans, there are 1.9 million shares available for grant as of March 31, 2021.

Stock Repurchase Plan

In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. During the three months ended March 31, 2021 and 2020, no common shares were purchased under the program. As of March 31, 2021, $16.3 million remains available under the plan for future purchases. Any future purchases will be discretionary.

10. Line of Credit

We have a $50.0 million unsecured revolving line of credit with a domestic bank, of which $20.0 million is available for letters of credit. The credit agreement matures on December 31, 2023 and has an accordion feature which allows for an increase in the total line of credit up to $100.0 million, subject to certain conditions, including the availability of additional bank commitments.

At March 31, 2021 and December 31, 2020, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of March 31, 2021, we had letters of credit outstanding of approximately $6.1 million under the facility and available borrowing of $43.9 million, excluding amounts available under the accordion feature. Advances under the line of credit bear interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.

We are required to comply with a maximum funded debt to EBITDA ratio of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At March 31, 2021, our funded debt to EBITDA ratio was 0.00 to 1.00.

11. Commitments and Contingencies

Product Litigation

As a manufacturer of weapons and other law enforcement tools used in high-risk field environments, we are often the subject of products liability litigation concerning the use of our products.  We are currently named as a defendant in five lawsuits (one pending dismissal) in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CED was used by law enforcement officers in connection with arrests or training. While the facts vary

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

from case to case, these product liability claims typically allege defective product design, manufacturing, and/or failure to warn.  They seek compensatory and sometimes punitive damages, often in unspecified amounts.

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

Prior to the FTC’s enforcement action, Axon sued the FTC in federal court in the District of Arizona for declaratory and injunctive relief alleging the FTC’s structure and administrative processes violate Article II of the U.S. Constitution and our Fifth Amendment rights to due process and equal protection. On April 8, 2020, the district court dismissed the action, without prejudice, for lack of jurisdiction, requiring Axon to first bring its constitutional claims in the administrative case. The Ninth Circuit affirmed that ruling on January 28, 2021 (No. 20-15662) in a split 2-1 decision and has denied Axon’s petition for rehearing en banc. However, the Court did grant Axon’s motion to stay the appellate mandate pending the filing of its petition for certiorari with the U.S. Supreme Court. That petition must be filed by September 13, 2021. The FTC’s administrative case will remain stayed pending resolution of the Supreme Court proceedings.

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

for disclosure. In evaluating matters for accrual and disclosure purposes, we take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of our prevailing, the availability of insurance, and the severity of any potential loss. We reevaluate and update accruals as matters progress over time.

Based on our assessment of outstanding litigation and claims as of March 31, 2021, we have determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

Off-Balance Sheet Arrangements

Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At March 31, 2021, we had outstanding letters of credit of $6.1 million that are expected to expire in June 2021 and September 2021. We also had outstanding letters of credit and bank guarantees of $2.0 million that do not draw against our credit facility. The outstanding letters of credit are expected to expire in January 2022 and March 2022. Additionally, we had $21.5 million of outstanding surety bonds at March 31, 2021, $0.4 million expiring in 2021, $3.1 million expiring in 2022, $7.5 million expiring in 2023 and the remaining $10.5 million expiring in 2024.

Subsequent Event

On April 8, 2021, we entered into a Share Purchase Agreement with Cellebrite DI Ltd. ("Cellebrite") and Cellebrite’s shareholders, pursuant to which we have agreed to purchase, and Cellebrite has agreed to sell, an aggregate of 9,000,000 shares of common stock of Cellebrite, for a purchase price of $10.00 per share and an aggregate purchase price of $90,000,000. This investment is being made in connection with Cellebrite’s business combination with TWC Tech Holdings II Corp. (“TWC Tech Holdings”), a publicly traded special purpose acquisition company, pursuant to the definitive business combination agreement and plan of merger (the “Business Combination”). The obligations to consummate the transactions contemplated by the Share Purchase Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the Business Combination and other transactions contemplated by the plan of merger between Cellebrite and TWC Tech Holdings.

12. Employee Benefit Plans

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We also sponsor defined contribution plans in Australia, Canada, Finland, and the United Kingdom.

Our matching contributions for all defined contribution plans were $2.1 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively.

13. Segment Data

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

Information relative to our reportable segments was as follows (in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
Net sales from products	$97,302	$43,584	$140,886	$75,175	$32,113	$107,288
Net sales from services	1,697	52,436	54,133	720	39,154	39,874
Net sales	98,999	96,020	195,019	75,895	71,267	147,162
Cost of product sales	32,945	25,671	58,616	30,248	18,636	48,884
Cost of service sales	—	13,050	13,050	—	9,670	9,670
Cost of sales	32,945	38,721	71,666	30,248	28,306	58,554
Gross margin	$66,054	$57,299	$123,353	$45,647	$42,961	$88,608

Research and development	$9,243	$37,775	$47,018	$3,032	$23,349	$26,381

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2021, and results of operations for the three months ended March 31, 2021 and 2020, should be read in conjunction with the condensed consolidated financial statements and related notes included in this Report on Form 10-Q and the audited consolidated financial statements in our 2020 Annual Report on Form 10-K filed with the SEC on February 26, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2020 Annual Report on Form 10-K. See also "Special Note Regarding Forward-Looking Statements" on page ii of this Report on Form 10-Q.

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

Our revenues for the three months ended March 31, 2021 were $195.0 million, an increase of $47.9 million, or 32.5%, from the comparable period in the prior year. We had a loss from operations of $50.3 million compared to $0.8 million for the same period in the prior year. Gross margin improved compared to the three months ended March 31, 2020, reflecting strong demand for our premium TASER offerings, manufacturing cost improvement, and fixed cost leverage. Operating expenses increased $84.2 million, reflecting an increase of $61.9 million in stock-based compensation expense related to the CEO Performance Award and XSPP and an increase of $14.7 million in salaries, benefits and bonus expense. For the three months ended March 31, 2021, we recorded a net loss of $47.9 million, which reflected an income tax benefit of $1.8 million, compared to net income of $4.1 million for the comparable period in the prior year.

Outlook

For the year ending December 31, 2021, we expect revenue in the range of $780 million to $820 million. Our expectation for capital expenditures of approximately $65 million to $70 million in 2021 remains unchanged.

COVID-19

The COVID-19 pandemic has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. As an essential provider of products and services for law enforcement and other first responders, we remain focused on protecting the health and wellbeing of our employees while assuring the continuity of our business operations.

We have taken a number of actions in response to the pandemic, as described in our Annual Report on Form 10-K. In April 2021, we hosted several onsite vaccination clinics for our employees and their family members.

We elected to participate in the social security deferral program offered under the Coronavirus Aid, Relief, and Economic Security Act, whereby we deferred payment of the employer portion of all social security taxes that would otherwise have been payable from March 27, 2020 through December 31, 2020. Payment of the deferred amount is due 50% on December 31, 2021 and 50% on December 31, 2022.

Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended March 31,
	2021		2020
Net sales from products	$140,886	72.2%	$107,288	72.9%
Net sales from services	54,133	27.8	39,874	27.1
Net sales	195,019	100.0	147,162	100.0
Cost of product sales	58,616	30.1	48,884	33.2
Cost of service sales	13,050	6.7	9,670	6.6
Cost of sales	71,666	36.8	58,554	39.8
Gross margin	123,353	63.2	88,608	60.2
Operating expenses:
Sales, general and administrative	126,597	64.9	63,027	42.8
Research and development	47,018	24.1	26,381	17.9
Total operating expenses	173,615	89.0	89,408	60.7
Income (loss) from operations	(50,262)	(25.8)	(800)	(0.5)
Interest and other income, net	585	0.3	941	0.6
Income (loss) before provision for income taxes	(49,677)	(25.5)	141	0.1
Provision for (benefit from) income taxes	(1,760)	(0.9)	(3,933)	(2.7)
Net income (loss)	$(47,917)	(24.6)%	$4,074	2.8%

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended March 31,
	2021		2020
United States	$160,386	82%	$117,463	80%
Other countries	34,633	18	29,699	20
Total	$195,019	100%	$147,162	100%

International revenue increased compared to the prior year comparable period, driven primarily by increased sales in the Americas and Europe regions.

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended March 31,				Dollar	Percent
	2021		2020		Change	Change
TASER segment:
TASER 7	$33,991	17.5%	$15,326	10.4%	$18,665	121.8%
TASER X26P	9,963	5.1	11,061	7.5	(1,098)	(9.9)
TASER X2	12,778	6.6	14,075	9.6	(1,297)	(9.2)
TASER Pulse	2,205	1.1	1,200	0.8	1,005	83.8
Cartridges	30,418	15.6	26,625	18.1	3,793	14.2
Axon Evidence and cloud services	1,396	0.7	498	0.3	898	180.3
Extended warranties	5,646	2.9	4,977	3.4	669	13.4
Other	2,602	1.3	2,133	1.5	469	22.0
Total TASER segment	98,999	50.8	75,895	51.6	23,104	30.4
Software and Sensors segment:
Axon Body	19,756	10.1	12,823	8.7	6,933	54.1
Axon Flex	905	0.5	1,183	0.8	(278)	(23.5)
Axon Fleet	3,763	1.9	4,775	3.2	(1,012)	(21.2)
Axon Dock	6,920	3.5	4,951	3.4	1,969	39.8
Axon Evidence and cloud services	52,294	26.9	39,154	26.6	13,140	33.6
Extended warranties	7,500	3.8	5,458	3.7	2,042	37.4
Other	4,882	2.5	2,923	2.0	1,959	67.0
Total Software and Sensors segment	96,020	49.2	71,267	48.4	24,753	34.7
Total net sales	$195,019	100.0%	$147,162	100.0%	$47,857	32.5%

Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Three Months Ended March 31,		Unit	Percent
	2021	2020	Change	Change
TASER 7	23,360	11,430	11,930	104.4
TASER X26P	8,229	11,003	(2,774)	(25.2)
TASER X2	8,838	10,478	(1,640)	(15.7)
TASER Pulse	8,686	3,261	5,425	166.4
Cartridges	1,009,760	873,364	136,396	15.6
Axon Body	46,094	39,864	6,230	15.6
Axon Flex	1,565	3,074	(1,509)	(49.1)
Axon Fleet	1,440	2,676	(1,236)	(46.2)
Axon Dock	6,786	5,297	1,489	28.1

Net sales for the TASER segment increased 30.4% primarily due to a net increase of $17.3 million in TASER device sales and an increase of $3.8 million in cartridge revenue. We continue to see a shift to purchases of our latest generation device, TASER 7, from legacy devices. Revenue was also impacted by higher average selling prices for TASER 7 and X26P. Revenue from consumer TASER Pulse devices increased due to a substantial increase in volume, partially offset by lower average selling prices. The increase in cartridge revenue was due to increased unit sales for TASER 7 cartridges, and was partially offset by a decline in average selling prices.

Net sales for the Software and Sensors segment increased 34.7% during the three months ended March 31, 2021 as we continued to add users and associated devices to our network. The increase in the aggregate number of users resulted in increased Axon Evidence revenue of $13.1 million. Sales of our Axon Body 3 camera drove most of the $6.9 million increase in Axon Body revenue and the increase of $2.0 million in Axon Dock revenue. The increase in the aggregate number of users and devices also resulted in increased extended warranty revenues of $2.0 million

We consider total company future contracted revenues a forward-looking performance indicator. As of March 31, 2021, we had approximately $1.79 billion of total company future contracted revenue, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. We expect to recognize between 20% - 25% of this balance over the next twelve months, and expect the remainder to be recognized over the following five to seven years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Cost of Product and Service Sales

Within the TASER segment, cost of product and service sales increased to $32.9 million for the three months ended March 31, 2021 from $30.2 million for the same period in 2020, primarily related to higher unit sales. Cost as a percentage of sales decreased to 33.3% from 39.9%. Approximately half of the improvement was attributable to a combination of manufacturing cost improvement and strong demand for our premium TASER offerings, which resulted in a favorable product mix. The remaining improvement was attributable to additional leverage on fixed costs. We are building manufacturing capacity to support our TASER device and cartridge manufacturing lines in response to growing international and federal demand and an increased install base.

Investments in manufacturing capacity so far in 2021 have resulted in an approximately 40% capacity increase in TASER 7 propulsion module and cartridge line production capacity, combined with greater per-person efficiency that will generate $1 million in gross cost annual run rate savings on the TASER 7. Manufacturing and supply chain improvements are on track to result in more than $4 million in gross costs savings in 2021. Segment gross margins may continue to fluctuate based on customer and product mix.

Within the Software and Sensors segment, cost of product and service sales increased to $38.7 million for the three months ended March 31, 2021 from $28.3 million for the same period in 2020. Cost as a percentage of sales increased slightly to 40.3% from 39.7%. We are investing in scaling our cloud business, which includes standing up new cloud environments, cloud applications, and Long-Term Evolution (“LTE”) costs, which can result in some margin compression in advance of anticipated revenue, as well as low-to-no margin professional services that support new installations for software customers.

Although we have experienced port constraints and some increases in raw materials costs, we have remained focused on closely monitoring our supply chain, and mitigating impacts to keep our gross margins predictable and our inventory steady. For instance, during the recent global slowdown in manufacturing affected by the blockage in the Suez Canal, we duplicated orders by ocean and air, and worked with suppliers to hold higher buffers for Axon on their shelves. We have also worked to mitigate raw materials costs increases through supplier negotiations and buying added non-expiring raw materials. We continue to bolster our strategic relationships in our supply chain, work to identify secondary sourcing, and build in shipping and inventory buffers, which has kept our supply chain execution solid.

Gross Margin

As a percentage of net sales, gross margin for the TASER segment increased to 66.7% from 60.1% for the three months ended March 31, 2021 and 2020, respectively. The increase was a result of fixed cost leverage, manufacturing cost improvement, and product mix, as discussed above.

As a percentage of net sales, gross margin for the Software and Sensors segment decreased to 59.7% from 60.3% for the three months ended March 31, 2021 and 2020, respectively. Within the Software and Sensors segment, hardware gross margin was 41.1% for the three months ended March 31, 2021 compared to 42.0% for the same period in 2020, while the service margins were 75.1% and 75.3% during those same periods, respectively.

Sales, General and Administrative Expenses

Sales, general and administrative ("SG&A") expenses were comprised as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar	Percent
	2021	2020	Change	Change
Total sales, general and administrative expenses	$126,597	$63,027	$63,570	100.9
Sales, general, and administrative as a percentage of net sales	64.9%	42.8%

Stock-based compensation expense increased $56.0 million in comparison to the prior year comparable period, which was primarily attributable to an increase of $31.6 million in expense related to the CEO Performance Award and an increase of $23.1 million related to our XSPP. During the three months ended March 31, 2021, attainment of the twelfth operational goal of the CEO Performance Award and XSPP became probable; during the prior year comparable period, nine operational goals were considered probable. We recognized approximately $9.0 million in cumulative catch-up expense related to the twelfth tranche, and an additional $36.8 million related to acceleration in the anticipated timing of attainment for the remaining probable tranches.

Salaries, benefits and bonus expense increased $9.5 million primarily due to an increase in headcount. Included in this increase was $1.4 million in payroll taxes related to the vesting of the first tranche of our XSPP in March 2021.

Sales and marketing expenses increased $3.3 million, driven by a $2.4 million increase in commissions expense tied to higher revenues and by higher spending on content development, promotional videos, and advertising.

Professional, consulting and lobbying expenses decreased $4.3 million, primarily driven by lower expenses related to the FTC litigation. As discussed in Note 11 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q, we sued the FTC in the District of Arizona, and the FTC filed an enforcement action regarding our May 2018 acquisition of Vievu LLC. Expenses related to the matter were minimal during the three months ended March 31, 2021.

Travel expenses decreased $1.4 million, primarily due to continued limited travel as a result of the COVID-19 pandemic.

Research and Development Expenses

Research and development ("R&D") expenses were comprised as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar	Percent
	2021	2020	Change	Change
Total research and development expenses	$47,018	$26,381	$20,637	78.2
Research and development as a percentage of net sales	24.1%	17.9%

Within the TASER segment, R&D expense increased $6.2 million,  reflecting increased stock-based compensation expense, professional and consulting expenses and salaries, benefits and bonus expense in the current period. Increases in stock-based compensation expense included approximately $1.4 million incremental expense related to our XSPP and an additional $0.4 million related to attainment of other PSU awards. Professional and consulting expenses increased $1.3 million related to the development of next generation products, and salaries, benefits and bonus expense increased $1.2 million on higher headcount.

R&D expense for the Software and Sensors segment increased $14.4 million, reflecting an increase of $8.8 million in stock-based compensation expense, an increase of $4.0 million in salaries, benefits and bonus expense, and an increase of $1.2 million in professional and consulting expenses. During the three months ended March 31, 2021, attainment of the twelfth operational goal of the XSPP became probable; during the prior year comparable period, nine operational goals were considered probable. We recognized approximately $0.7 million in cumulative catch-up expense related to the twelfth tranche, and an additional $3.2 million related to acceleration of the anticipated timing of attainment for the remaining probable tranches. Stock-based compensation expense also increased over the prior year comparable period due to an increase in headcount. The increase in salaries, benefits and bonus was primarily a result of increased headcount. Professional and consulting expenses increased related to development of next generation products.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net was $0.6 million for the three months ended March 31, 2021 compared to $0.9 million for the same period in 2020. The decrease was primarily attributable to decreased interest rates on investments during the current period.

Provision for Income Taxes

The provision for income taxes was a benefit of $1.8 million for the three months ended March 31, 2021, which was an effective tax rate of 3.5%. Our estimated full year effective income tax rate for 2021, before discrete period adjustments, is (20.5%), which differs from the federal statutory rate primarily due to the impact of the executive compensation limitation under Internal Revenue Code ("IRC") Section 162(m), partially offset by R&D tax credits, on a projected pre-tax loss for the year. The effective tax rate was favorably impacted by a $11.7 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs and PSUs that vested during the three months ended March 31, 2021.

Net Income

We recorded net loss of $47.9 for the three months ended March 31, 2021 compared to net income of $4.1 million for the same period in 2020. Net loss per basic and diluted share was $0.75 for the three months ended March 31, 2021 compared to $0.07 net income per basic and diluted share for the same period in 2020.

Three Months Ended March 31, 2021 Compared to the Three Months Ended December 31, 2020

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended		Three Months Ended		Dollar	Percent
	March 31, 2021		December 31, 2020		Change	Change
TASER segment:
TASER 7	$33,991	17.5%	$58,890	26.0%	$(24,899)	(42.3)%
TASER X26P	9,963	5.1	11,386	5.0	(1,423)	(12.5)
TASER X2	12,778	6.6	14,706	6.5	(1,928)	(13.1)
TASER Pulse	2,205	1.1	3,033	1.4	(828)	(27.3)
Cartridges	30,418	15.6	38,461	17.0	(8,043)	(20.9)
Axon Evidence and cloud services	1,396	0.7	1,159	0.5	237	20.4
Extended warranties	5,646	2.9	5,414	2.4	232	4.3
Other	2,602	1.3	2,712	1.2	(110)	(4.1)
TASER segment	98,999	50.8	135,761	60.0	(36,762)	(27.1)
Software and Sensors segment:
Axon Body	19,756	10.1	16,505	7.3	3,251	19.7
Axon Flex	905	0.5	630	0.3	275	43.7
Axon Fleet	3,763	1.9	7,020	3.1	(3,257)	(46.4)
Axon Dock	6,920	3.5	5,009	2.2	1,911	38.2
Axon Evidence and cloud services	52,294	26.9	50,302	22.2	1,992	4.0
Extended warranties	7,500	3.8	6,701	3.0	799	11.9
Other	4,882	2.5	4,212	1.9	670	15.9
Software and Sensors segment	96,020	49.2	90,379	40.0	5,641	6.2
Total net sales	$195,019	100.0%	$226,140	100.0%	$(31,121)	(13.8)%

Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Three Months Ended
			Unit	Percent
	March 31, 2021	December 31, 2020	Change	Change
TASER 7	23,360	41,099	(17,739)	(43.2)%
TASER X26P	8,229	10,611	(2,382)	(22.4)%
TASER X2	8,838	9,751	(913)	(9.4)%
TASER Pulse	8,686	11,657	(2,971)	(25.5)%
Cartridges	1,009,760	1,272,679	(262,919)	(20.7)%
Axon Body	46,094	44,735	1,359	3.0%
Axon Flex	1,565	749	816	108.9%
Axon Fleet	1,440	3,905	(2,465)	(63.1)%
Axon Dock	6,786	6,326	460	7.3%

Net sales within the TASER segment decreased by approximately $36.8 million or 27.1% as compared to the prior quarter. The largest driver of the decrease was lower revenue from all TASER devices, primarily as a result of lower units. The decrease was partially offset by higher average selling prices for TASER X26P devices. Additionally, cartridge revenue decreased $8.0 million due to lower unit sales.

Within the Software and Sensors segment, net sales increased $5.6 million or 6.2% during the three months ended March 31, 2021 compared to the prior quarter. Revenue from Axon Body cameras and Docks increased a combined $5.2 million due primarily to higher average selling prices; revenue in the prior quarter included a large shipment of contractual hardware upgrades. Axon Evidence revenues increased $2.0 million primarily based on an increase in the aggregate number of users on our Axon network. Revenue from Axon Fleet cameras decreased $3.3 million on lower unit sales, partially offset by an increase in average selling prices.

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

Although these non-GAAP financial measures are not consistent with GAAP, management believes investors will benefit by referring to these non-GAAP financial measures when assessing our operating results, as well as when forecasting and analyzing future periods. However, management recognizes that:

●	these non-GAAP financial measures are limited in their usefulness and should be considered only as a supplement to our GAAP financial measures;
●	these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, our GAAP financial measures;
●	these non-GAAP financial measures should not be considered to be superior to our GAAP financial measures; and
●	these non-GAAP financial measures were not prepared in accordance with GAAP and investors should not assume that the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q were prepared under a comprehensive set of rules or principles.

EBITDA and Adjusted EBITDA (CEO Performance Award) reconciles to net income (loss) as follows (in thousands):

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Net income (loss)	$(47,917)	$25,834	$4,074
Depreciation and amortization	4,291	3,531	2,881
Interest expense	5	11	7
Investment interest income	(533)	(929)	(693)
Provision for (benefit from) income taxes	(1,760)	(16,794)	(3,933)
EBITDA	$(45,914)	$11,653	$2,336

Adjustments:
Stock-based compensation expense	89,610	53,448	20,195
Adjusted EBITDA (CEO Performance Award)	$43,696	$65,101	$22,531

Liquidity and Capital Resources

Summary

As of March 31, 2021, we had $154.8 million of cash and cash equivalents, a decrease of $0.6 million as compared to December 31, 2020. Cash and cash equivalents and investments totaled $674.1 million, representing an increase of $21.5 million from December 31, 2020.

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

As of March 31, 2021, we had letters of credit outstanding of $6.1 million, leaving the net amount available for borrowing of $43.9 million. The facility matures on December 31, 2023, and has an accordion feature which allows for an increase in the total line of credit up to $100.0 million, subject to certain conditions, including the availability of additional bank commitments. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At March 31, 2021 and December 31, 2020, there were no borrowings under the line other than the outstanding letters of credit.

Our agreement with the bank requires us to comply with a maximum funded debt to EBITDA ratio, as defined, of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At March 31, 2021, our funded debt to EBITDA ratio was 0.00 to 1.00.

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

Based on our strong balance sheet and the fact that we do not have long-term debt at March 31, 2021, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions or strategic investments and other liquidity requirements through at least the next 12 months. We and our Board of Directors may consider repurchases of our common stock from time to time pursuant to our stock repurchase plan. Further repurchases of our common stock would take place on the open market, would be financed with available cash and are subject to market and business conditions.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating activities	$60,939	$13,415
Investing activities	(54,123)	(22,073)
Financing activities	(7,045)	(5,162)
Effect of exchange rate changes on cash and cash equivalents	(392)	(1,890)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(621)	$(15,710)

Operating activities

Net cash provided by operating activities in the first three months of 2021 of $60.9 million reflects $47.9 million in net loss, non-cash income statement items totaling $95.8 million, and a positive impact of $13.0 million for the net change in operating assets and liabilities. Included in the non-cash items were $4.3 million in depreciation and amortization expense and $89.6 million in stock-based compensation expense. Cash provided by operations was primarily driven by decreased accounts and notes receivable and contract assets of $31.3 million and increased deferred revenue of $6.2 million. The decrease in accounts and notes receivable and contract assets was primarily attributable to timing of payments received, as well as an overall increase in subscription sales. Cash provided by operations was partially offset by increased prepaid expenses and other assets of $7.0 million and decreased accounts payable, accrued liabilities and other liabilities of $18.1 million. The decrease of accounts payable, accrued liabilities and other liabilities was primarily driven by a reduction of accrued commissions due to decreased bookings as compared to the quarter ended December 31, 2020 and timing of inventory purchases.

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

Investing activities

We used $54.1 million in investing activities during the first three months of 2021, which was comprised of $23.6 million for the purchase of investments, net of proceeds, $20.0 million for a strategic minority investment, and $10.6 million for the purchase of property and equipment and intangible assets.

We used $22.1 million in investing activities during the first three months of 2020, which was comprised of $15.2 million for the purchase of investments, net of proceeds, $4.7 million for an equity investment in an unconsolidated affiliate, and $2.2 million for the purchase of property and equipment and intangible assets.

Financing activities

Net cash used in financing activities was $7.0 million during the first three months of 2021 and was attributable to the payment of income and payroll taxes on behalf of employees who net-settled stock awards during the period.

Net cash used in financing activities was $5.2 million during the first three months of 2020. During the first three months of 2020, we paid income and payroll taxes of $5.2 million on behalf of employees who net-settled stock awards during the period, which was partially offset by proceeds from options exercised of less than $0.1 million.

Off-Balance Sheet Arrangements

The discussion under the heading off-balance sheet arrangements in Note 11 of the notes to our condensed consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated by reference herein.

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

For performance-based awards, stock-based compensation expense is recognized over the expected performance achievement period of individual performance goals when the achievement of each individual performance goal becomes probable. For performance-based awards with a vesting schedule based on the attainment of both performance and market conditions, stock-based compensation expense is recognized over the longer of the expected achievement period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of achievement. The fair value of such awards is estimated on the grant date using Monte Carlo simulations. Refer to Note 9 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q.

Stock-based compensation expense associated with the CEO Performance Award and XSPP is recognized over the requisite service period, which is defined as the longest explicit, implicit or derived service period, based on management’s estimate of the probability and timing of the performance criteria being satisfied, adjusted at each balance sheet date. Expense recognition begins at the point in time when the relevant operational goal is considered probable of being met. The probability of attaining an operational goal and the expected attainment date for meeting a probable operational goal are based on a subjective assessment of our forward-looking financial projections, taking into consideration statistical analysis. The statistical model and the assessment that determine the estimated attainment dates are subject to a number of estimated inputs, including expected volatility rates, management’s forward-looking financial projections, in particular for operational goals that are anticipated to be attained in the near future, and adjustment of other estimates based on the passage of time. During the three months ended March 31, 2021, we recorded an additional $51.4 million in stock-based compensation expense as a result of updated estimates for the CEO Performance Award and eXponential Stock Performance Plan.

We have granted a total of 15.0 million performance-based awards (options and restricted stock units) of which 11.4 million are outstanding. As of March 31, 2021, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance and market capitalization. Compensation expense for performance awards will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of the fair value of the awards and timing of recognition of stock-based compensation and consequently, the related amount recognized in our condensed consolidated statements of operations and comprehensive income (loss).

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

A majority of our customers are governmental agencies. Due to municipal government funding rules, certain of our contracts are subject to appropriation, termination for convenience, or similar cancellation clauses, which could allow our customers to cancel or not exercise options to renew contracts in the future. Economic slowdowns that negatively affect municipal tax collections and put pressure on law enforcement may increase this risk and negatively impact the realizability of our accounts and notes receivable and contract assets. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and recorded an additional credit loss reserve of approximately $0.8 million as of March 31, 2021.

Based on the balances of our financial instruments as of March 31, 2021, a hypothetical 25 percent increase in expected credit loss rates across all pools would result in a $0.7 million increase in the allowance for expected credit losses.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, and corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. Based on investment positions as of March 31, 2021, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $1.7 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Additionally, we have access to a $50.0 million line of credit borrowing facility which bears interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to EBITDA ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $6.1 million at March 31, 2021. At March 31, 2021, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $43.9 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The discussion under the headings Product Litigation and U.S. Federal Trade Commission Investigation in Note 11 of the notes to our condensed consolidated financial statements included within this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A.    Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1	Subscription Agreement dated as of April 8, 2021 by and between the Company and Cellebrite DI Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 8, 2021).
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company’s Quarterly Report for the quarter ended March 31, 2021, formatted in Inline XBRL

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	May 7, 2021
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2021	By:	/s/ JAWAD A. AHSAN
Chief Financial Officer
(Principal Financial and
Accounting Officer)