Form 10-Q
period 2021-06-30
AXON ENTERPRISE, INC.
filed 2021-08-06
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021 or
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

The number of shares of the registrant’s common stock outstanding as of July 30, 2021 was 65,675,685.

AXON ENTERPRISE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

Page
Special Note Regarding Forward-Looking Statements	ii

PART I - FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	1
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Six Months Ended June 30, 2021 and 2020	2
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three Months and Six Months Ended June 30, 2021 and 2020	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Item 4. Controls and Procedures	42
PART II - OTHER INFORMATION	43
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	43
Item 4. Mine Safety Disclosures	43
Item 5. Other Information	43
Item 6. Exhibits	44
SIGNATURES	45

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AXON ENTERPRISE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$266,372	$155,440
Short-term investments	388,895	406,525
Accounts and notes receivable, net of allowance of $1,973 and $2,105 as of June 30, 2021 and December 31, 2020, respectively	201,907	229,201
Contract assets, net	86,561	63,945
Inventory	91,739	89,958
Prepaid expenses and other current assets	45,456	36,883
Total current assets	1,080,930	981,952
Property and equipment, net	119,933	105,494
Deferred tax assets, net	52,387	45,770
Intangible assets, net	7,870	9,448
Goodwill	25,178	25,205
Long-term investments	48,669	90,681
Long-term notes receivable, net of current portion	17,466	22,457
Long-term contract assets, net	31,691	20,099
Strategic investments	58,520	11,711
Other assets	84,244	68,206
Total assets	$1,526,888	$1,381,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,778	$24,142
Accrued liabilities	66,908	59,843
Current portion of deferred revenue	186,909	163,959
Customer deposits	4,872	2,956
Other current liabilities	6,404	5,431
Total current liabilities	272,871	256,331
Deferred revenue, net of current portion	113,815	111,222
Liability for unrecognized tax benefits	4,550	4,503
Long-term deferred compensation	5,216	4,732
Deferred tax liability, net	377	649
Other long-term liabilities	32,360	27,331
Total liabilities	429,189	404,768
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 65,674,346 and 63,766,555 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	1,179,005	962,159
Treasury stock at cost, 20,220,227 shares as of June 30, 2021 and December 31, 2020	(155,947)	(155,947)
Retained earnings	74,867	169,901
Accumulated other comprehensive income (loss)	(227)	141
Total stockholders’ equity	1,097,699	976,255
Total liabilities and stockholders’ equity	$1,526,888	$1,381,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales from products	$156,427	$98,755	$297,313	$206,043
Net sales from services	62,368	42,504	116,501	82,378
Net sales	218,795	141,259	413,814	288,421
Cost of product sales	65,301	43,825	123,917	92,709
Cost of service sales	15,565	9,257	28,615	18,927
Cost of sales	80,866	53,082	152,532	111,636
Gross margin	137,929	88,177	261,282	176,785
Operating expenses:
Sales, general and administrative	177,662	72,293	304,259	135,320
Research and development	53,952	29,560	100,970	55,941
Total operating expenses	231,614	101,853	405,229	191,261
Loss from operations	(93,685)	(13,676)	(143,947)	(14,476)
Interest and other income, net	41,841	1,613	42,426	2,554
Loss before provision for income taxes	(51,844)	(12,063)	(101,521)	(11,922)
Provision for (benefit from) income taxes	(4,727)	18,696	(6,487)	14,763
Net loss	$(47,117)	$(30,759)	$(95,034)	$(26,685)
Net loss per common and common equivalent shares:
Basic	$(0.72)	$(0.51)	$(1.47)	$(0.44)
Diluted	$(0.72)	$(0.51)	$(1.47)	$(0.44)
Weighted average number of common and common equivalent shares outstanding:
Basic	65,166	60,346	64,604	59,977
Diluted	65,166	60,346	64,604	59,977
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net loss	$(47,117)	$(30,759)	$(95,034)	$(26,685)
Foreign currency translation adjustments	(369)	678	(368)	(1,694)
Comprehensive loss	$(47,486)	$(30,081)	$(95,402)	$(28,379)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2020	63,766,555	$1	$962,159	20,220,227	$(155,947)	$169,901	$141	$976,255
Issuance of common stock under employee plans, net	906,536	—	(7,045)	—	—	—	—	(7,045)
Stock-based compensation	—	—	89,610	—	—	—	—	89,610
Net loss	—	—	—	—	—	(47,917)	—	(47,917)
Foreign currency translation adjustments	—	—	—	—	—	—	1	1
Balance, March 31, 2021	64,673,091	$1	$1,044,724	20,220,227	$(155,947)	$121,984	$142	$1,010,904
Issuance of common stock under employee plans, net	1,001,255	—	(3,268)	—	—	—	—	(3,268)
Stock-based compensation	—	—	137,549	—	—	—	—	137,549
Net loss	—	—	—	—	—	(47,117)	—	(47,117)
Foreign currency translation adjustments	—	—	—	—	—	—	(369)	(369)
Balance, June 30, 2021	65,674,346	$1	$1,179,005	20,220,227	$(155,947)	$74,867	$(227)	$1,097,699

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2019	59,497,759	$1	$528,272	20,220,227	$(155,947)	$172,265	$(1,096)	$543,495
Cumulative effect of applying a change in accounting principle, net of tax	—	—	—	—	—	(640)	—	(640)
Issuance of common stock under employee plans, net	315,404	—	(5,162)	—	—	—	—	(5,162)
Stock-based compensation	—	—	20,195	—	—	—	—	20,195
Net income	—	—	—	—	—	4,074	—	4,074
Foreign currency translation adjustments	—	—	—	—	—	—	(2,372)	(2,372)
Balance, March 31, 2020	59,813,163	$1	$543,305	20,220,227	$(155,947)	$175,699	$(3,468)	$559,590
Issuane of common stock	3,450,000	—	306,779	—	—	—	—	306,779
Issuance of common stock under employee plans, net	134,571	—	(310)	—	—	—	—	(310)
Stock-based compensation	—	—	33,835	—	—	—	—	33,835
Issuance of common stock for business combination contingent consideration	70,613	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(30,759)	—	(30,759)
Foreign currency translation adjustments	—	—	—	—	—	—	678	678
Balance, June 30, 2020	63,468,347	$1	$883,609	20,220,227	$(155,947)	$144,940	$(2,790)	$869,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(95,034)	$(26,685)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,582	5,811
Loss on disposal and abandonment of intangible assets	130	113
Loss on disposal and impairment of property and equipment, net	43	1,305
Realized and unrealized gains on strategic investments	(40,855)	—
Stock-based compensation	227,159	54,030
Deferred income taxes	(6,889)	(6,152)
Unrecognized tax benefits	47	612
Other noncash, net	5,760	2,596
Provision for expected credit losses	62	658
Change in assets and liabilities:
Accounts and notes receivable and contract assets	(3,988)	(9,375)
Inventory	(1,848)	(43,271)
Prepaid expenses and other assets	(13,320)	(8,551)
Accounts payable, accrued and other liabilities	(10,381)	16,708
Deferred revenue	25,647	5,224
Net cash provided by (used in) operating activities	95,115	(6,977)
Cash flows from investing activities:
Purchases of investments	(238,288)	(292,597)
Proceeds from call / maturity of investments	294,814	158,670
Proceeds from sale of strategic investments	14,546	—
Purchases of property and equipment	(24,031)	(7,551)
Proceeds from disposal of property and equipment	48	78
Purchases of intangible assets	(143)	(111)
Strategic investments	(20,500)	(4,700)
Net cash provided by (used in) investing activities	26,446	(146,211)
Cash flows from financing activities:
Net proceeds from equity offering	—	306,779
Proceeds from options exercised	—	295
Income and payroll tax payments for net-settled stock awards	(10,312)	(5,767)
Net cash provided by (used in) financing activities	(10,312)	301,307
Effect of exchange rate changes on cash and cash equivalents	(319)	(1,115)
Net increase in cash and cash equivalents	110,930	147,004
Cash and cash equivalents and restricted cash, beginning of period	155,551	172,355
Cash and cash equivalents and restricted cash, end of period	$266,481	$319,359

Supplemental disclosures:
Cash and cash equivalents	$266,372	$319,253
Restricted cash (Note 1)	109	106
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$266,481	$319,359

Cash paid for income taxes, net of refunds	$5,295	$6,327

Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$571	$430
Investment purchases in accounts payable, net	$—	$10,400

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

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2020, as filed on Form 10-K, with the exception of our adoption of certain accounting pronouncements which we describe below. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2020. The results of operations for the three months and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

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

Geographic Information and Major Customers / Suppliers

For the three and six months ended June 30, 2021, no individual country outside the U.S. represented more than 10% of total net sales. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of our customers. For the three and six months ended June 30, 2021, no customer represented more than 10% of total net sales. At June 30, 2021 and December 31, 2020, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator for basic and diluted earnings per share:
Net loss	$(47,117)	$(30,759)	$(95,034)	$(26,685)
Denominator:
Weighted average shares outstanding	65,166	60,346	64,604	59,977
Dilutive effect of stock-based awards	—	—	—	—
Diluted weighted average shares outstanding	65,166	60,346	64,604	59,977
Anti-dilutive stock-based awards excluded	10,537	12,773	8,950	12,866
Net loss per common share:
Basic	$(0.72)	$(0.51)	$(1.47)	$(0.44)
Diluted	$(0.72)	$(0.51)	$(1.47)	$(0.44)

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

Changes in our estimated product warranty liabilities were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Balance, beginning of period	$769	$1,476
Utilization of reserve	(481)	(350)
Warranty expense (benefit)	613	(114)
Balance, end of period	$901	$1,012

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

We have cash equivalents and investments, which at June 30, 2021 and December 31, 2020 were comprised of money market funds, certificates of deposit, commercial paper, corporate bonds, municipal bonds, U.S. Government agency bonds, and U.S. Treasury bills. Also included in cash equivalents and investments at December 31, 2020 were U.S. Treasury repurchase agreements and U.S. Treasury inflation-protected securities. See additional disclosure regarding the fair value of our cash equivalents and investments in Note 3. Included in the balance of other assets as of June 30, 2021 and December 31, 2020 was $5.1 million and $4.7 million, respectively, related to corporate-owned life insurance policies

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

which are used to fund our deferred compensation plan. We determine the fair value of insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.

We have strategic investments in three unconsolidated affiliates, which are included within other assets. The estimated fair value of the investments was determined based on Level 3 inputs. As of June 30, 2021, management estimated that the fair value of the investments equaled the carrying value.

Our financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.

Restricted Cash

Restricted cash balances as of June 30, 2021 and December 31, 2020 included $0.1 million primarily related to funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. Approximately half of the balance was included in prepaid expenses and other current assets on our condensed consolidated balance sheets, with the remainder included in other assets.

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

2. Revenues

Nature of Products and Services

The following tables present our revenues by primary product and service offering (in thousands):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER 7	$28,128	—	$28,128	$11,588	$—	$11,588
TASER X26P	9,569	—	9,569	9,511	—	9,511
TASER X2	16,145	—	16,145	16,832	—	16,832
TASER Pulse	1,701	—	1,701	2,193	—	2,193
Cartridges	46,678	—	46,678	23,772	—	23,772
Axon Body	—	19,927	19,927	—	11,844	11,844
Axon Flex	—	1,088	1,088	—	680	680
Axon Fleet	—	5,247	5,247	—	4,098	4,098
Axon Dock	—	5,509	5,509	—	4,055	4,055
Axon Evidence and cloud services	1,702	60,367	62,069	586	41,891	42,477
Extended warranties	5,857	8,149	14,006	5,098	5,735	10,833
Other	2,748	5,980	8,728	910	2,466	3,376
Total	$112,528	$106,267	$218,795	$70,490	$70,769	$141,259

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER 7	$62,119	—	$62,119	$26,914	$—	$26,914
TASER X26P	19,532	—	19,532	20,572	—	20,572
TASER X2	28,923	—	28,923	30,907	—	30,907
TASER Pulse	3,906	—	3,906	3,393	—	3,393
Cartridges	77,096	—	77,096	50,397	—	50,397
Axon Body	—	39,683	39,683	—	24,667	24,667
Axon Flex	—	1,993	1,993	—	1,863	1,863
Axon Fleet	—	9,010	9,010	—	8,873	8,873
Axon Dock	—	12,429	12,429	—	9,006	9,006
Axon Evidence and cloud services	3,098	112,661	115,759	1,084	81,045	82,129
Extended warranties	11,503	15,649	27,152	10,075	11,193	21,268
Other	5,350	10,862	16,212	3,043	5,389	8,432
Total	$211,527	$202,287	$413,814	$146,385	$142,036	$288,421

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
United States	$164,908	75%	$107,547	76%	$325,294	79%	$225,010	78%
Other countries	53,887	25	33,712	24	88,520	21	63,411	22
Total	$218,795	100%	$141,259	100%	$413,814	100%	$288,421	100%

Contract Balances

The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the six months ended June 30, 2021 (in thousands):

June 30, 2021
Contract assets, net	$118,252
Contract liabilities (deferred revenue)	300,724
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	111,375

Contract liabilities (deferred revenue) consisted of the following (in thousands):

	June 30, 2021			December 31, 2020
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER	$12,467	$16,937	$29,404	$11,635	$16,953	$28,588
Software and Sensors	14,606	5,493	20,099	13,926	5,025	18,951
	27,073	22,430	49,503	25,561	21,978	47,539
Hardware:
TASER	22,408	11,498	33,906	16,314	14,304	30,618
Software and Sensors	30,033	50,081	80,114	25,181	50,981	76,162
	52,441	61,579	114,020	41,495	65,285	106,780
Services:
TASER	1,200	3,455	4,655	996	1,554	2,550
Software and Sensors	106,195	26,351	132,546	95,907	22,405	118,312
	107,395	29,806	137,201	96,903	23,959	120,862
Total	$186,909	$113,815	$300,724	$163,959	$111,222	$275,181

	June 30, 2021			December 31, 2020
	Current	Long-Term	Total	Current	Long-Term	Total
TASER	$36,075	$31,890	$67,965	$28,945	$32,811	$61,756
Software and Sensors	150,834	81,925	232,759	135,014	78,411	213,425
Total	$186,909	$113,815	$300,724	$163,959	$111,222	$275,181

Remaining Performance Obligations

As of June 30, 2021, we had approximately $2.04 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606 as of June 30, 2021. We expect to recognize between 20% - 25% of this balance over the next twelve months, and generally expect the remainder to be recognized over the following five to seven years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Cash, Cash Equivalents and Investments

The following tables summarize our cash, cash equivalents, and held-to-maturity investments at June 30, 2021 and December 31, 2020 (in thousands):

	As of June 30, 2021
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized		Cash	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments
Cash	$199,426	$—	$—	$199,426	$199,426	$—	$—

Level 1:
Money market funds	48,052	—	—	48,052	48,052	—	—
Agency bonds	73,669	74	—	73,743	5,500	60,169	8,000
Treasury bills	96,795	2	(1)	96,796	12,600	84,195	—
Subtotal	218,516	76	(1)	218,591	66,152	144,364	8,000

Level 2:
State and municipal obligations	101,610	14	(27)	101,597	801	87,596	13,213
Certificates of deposit	500	—	—	500	—	500	—
Corporate bonds	150,082	105	(32)	150,155	—	122,607	27,475
Commercial paper	33,983	—	—	33,983	—	33,983	—
Subtotal	286,175	119	(59)	286,235	801	244,686	40,688
Total	$704,117	$195	$(60)	$704,252	266,379	389,050	48,688
Expected credit loss reserve					(7)	(155)	(19)
Total, net of reserve for expected credit losses					$266,372	$388,895	$48,669

Because we do not have any history of losses for our held-to-maturity investments, our expected credit loss allowance methodology for held-to-maturity investments is developed using published or estimated credit default rates for similar investments and current and future economic and market conditions. At each of June 30, 2021 and December 31, 2020, our credit loss reserve for held-to-maturity investments was approximately $0.2 million.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31, 2020
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized		Cash	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments
Cash	$116,107	$—	$—	$116,107	$116,107	$—	$—

Level 1:
Money market funds	23,611	—	—	23,611	23,611	—	—
Agency bonds	63,794	122	—	63,916	—	23,794	40,000
Treasury Bills	96,384	6	—	96,390		96,384
Subtotal	183,789	128	—	183,917	23,611	120,178	40,000

Level 2:
State and municipal obligations	77,130	25	(28)	77,127	—	66,519	10,611
Certificates of deposit	500	—	—	500	—	500	—
Corporate bonds	212,825	232	(100)	212,957	2,525	170,205	40,095
U.S. Treasury repurchase agreements	13,200	—	—	13,200	13,200	—	—
Treasury inflation-protected securities	3,291	16	—	3,307	—	3,291
Commercial paper	45,974	—	—	45,974		45,974	—
Subtotal	352,920	273	(128)	353,065	15,725	286,489	50,706
Total	$652,816	$401	$(128)	$653,089	155,443	406,667	90,706
Expected credit loss reserve					(3)	(142)	(25)
Total, net of reserve for expected credit losses					$155,440	$406,525	$90,681

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

We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and recorded an additional reserve for credit loss of approximately $1.0 million as of June 30, 2021.

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a roll-forward of the allowance for expected credit losses that is deducted from the amortized cost basis of accounts receivable, notes receivable, and contract assets to present the net amount expected to be collected (in thousands):

	Six Months Ended June 30, 2021
	United States	Other countries	Total
Balance, beginning of period	$2,902	$474	$3,376
Provision for expected credit losses	256	(130)	126
Amounts written off charged against the allowance	(54)	-	(54)
Other, including dispositions and foreign currency translation	78	(9)	69
Balance, end of period	$3,182	$335	$3,517

As of June 30, 2021, the allowance for expected credit losses for each type of customer receivable was as follows:

	June 30,	December 31,
	2021	2020
Accounts receivable and notes receivable, current	$1,973	$2,105
Contract assets, net	1,186	794
Long-term notes receivable, net of current portion	358	477
Total allowance for expected credit losses on customer receivables	$3,517	$3,376

5. Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the weighted average cost of raw materials, which approximates the first-in, first-out (“FIFO”) method and includes allocations of manufacturing labor and overhead. Provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventory consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$35,935	$39,194
Finished goods	55,804	50,764
Total inventory	$91,739	$89,958

6. Strategic Investments

Strategic investments include investments in a number of non-public technology-driven companies. We account for strategic investments under the ASC 321 measurement alternative for equity securities without readily determinable fair values, as there are no quoted market prices for the investments. The investments are measured at cost less impairment, adjusted for observable price changes and are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

In conjunction with one of our strategic investments, we have the ability to commit additional capital over time through warrants where the exercisability and exercise prices are conditional on the achievement of certain partnership performance metrics. The amount reflected in other assets represents the fair value of the preferred stock warrants as of June 30, 2021.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables provides a roll-forward of the balance of strategic investments (in thousands):

	Six Months Ended June 30, 2021
	Strategic investments	Warrants for strategic investment	Total
Balance, beginning of period	$9,500	$2,211	$11,711
Investments	20,500	-	20,500
Observable price changes	40,321	534	40,855
Sales	(14,546)	-	(14,546)
Balance, end of period	$55,775	$2,745	$58,520

	Inception to date
	Strategic investments	Warrants for strategic investment	Total
Investments	$27,568	$2,588	$30,156
Observable price changes	42,753	157	42,910
Sales	(14,546)	-	(14,546)
Balance, end of period	$55,775	$2,745	$58,520

During the period ended June 30, 2021, certain of our strategic investees issued new equity to us and/or other investors. These events represented observable price changes for our existing investments and related warrants. Of the total observable price changes, we realized a gain of approximately $12.3 million on the sale of a portion of one of our existing investments. The estimated fair value of the retained existing investments was calculated using valuation techniques that included both observable and unobservable inputs, and was lower than the issue per share of the new equity issued by the strategic investee because of different characteristics of the newly issued equity instruments compared to our existing investments. The valuation techniques included both Level 2 and Level 3 inputs as defined by ASC Topic 820.

7. Other Long-Term Assets

Other long-term assets consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Cash surrender value of corporate-owned life insurance policies	$5,055	$4,654
Deferred commissions (1)	36,489	32,455
Restricted cash	60	62
Operating lease assets	26,885	22,308
Prepaid expenses, deposits and other	15,755	8,727
Total other long-term assets	$84,244	$68,206
(1)	Represents the incremental costs of obtaining contracts with customers, which consist primarily of sales commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contracts and amortized consistent with the recognition timing of the revenue for the underlying performance obligations.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Accrued salaries, benefits and bonus	$39,487	$36,892
Accrued professional, consulting and lobbying fees	1,201	3,055
Accrued warranty expense	901	769
Accrued income and other taxes	3,780	3,848
Accrued inventory in transit	10,979	4,597
Other accrued expenses	10,560	10,682
Accrued liabilities	$66,908	$59,843

9. Income Taxes

We file income tax returns for federal purposes and in many states, as well as in multiple foreign jurisdictions. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time, generally three to four years, following the tax year to which these filings relate. During the second quarter of 2020 we began an audit with the State of California for our fiscal year 2016 and 2017 state tax returns, which was completed during Q2 2021. During the second quarter of 2021, an audit with the State of Illinois for our fiscal year 2018 state return commenced. Additionally, we have been notified that an audit may commence for Axon Public Safety Southeast Asia LLC, our entity in Vietnam. The tax period has not yet been defined.

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

Deferred Tax Assets

Net deferred income tax assets at June 30, 2021, primarily include R&D tax credits, stock-based compensation expense, deferred revenue, accruals and reserves, and net operating losses, partially offset by accelerated depreciation expense and valuation allowance reserve. Our total net deferred tax assets at June 30, 2021 were $51.9 million.

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

As of June 30, 2021, we continue to demonstrate three-year cumulative pre-tax income in the U.S. federal and state tax jurisdictions; however, we have Arizona R&D tax credits expiring unutilized each year. Therefore, management has concluded that it is more likely than not that our Arizona R&D deferred tax asset will not be realized.

In Australia, we have determined that sufficient deferred tax liabilities will reverse in order to realize all assets except one long-lived intangible where there is not an expectation that the asset may be realized. Therefore, we continue to recognize a partial valuation allowance for Australia.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal, Arizona, and California income tax purposes. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $7.6 million as of June 30, 2021. Should the unrecognized benefit of $7.6 million be recognized, our effective tax rate would be favorably impacted. Approximately $3.3 million of the unrecognized tax benefit associated with R&D credits has been netted against the R&D deferred tax asset.

Effective Tax Rate

Our overall effective tax rate for the six months ended June 30, 2021, after discrete period adjustments, was 6.4%. Before discrete adjustments, the tax rate was (19.1%), which differs from the federal statutory rate, primarily due to the impact of the executive compensation limitation under Internal Revenue Code ("IRC") Section 162(m), partially offset by R&D tax credits, on a projected pre-tax loss for the year. The effective tax rate was favorably impacted by a $25.7 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for restricted stock units (“RSUs”) or performance stock units (“PSUs”) that vested during the six months ended June 30, 2021.

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

CEO Performance Award

On May 24, 2018, our stockholders approved the Board of Directors’ grant of 6,365,856 stock option awards to Patrick W. Smith, our CEO (the “CEO Performance Award”). The CEO Performance Award consists of 12 vesting tranches with a vesting schedule based entirely on the attainment of both operational goals (performance conditions) and market capitalization goals (market conditions), assuming continued employment either as the CEO or as both Executive Chairman and Chief Product Officer and service through each attainment date. Each of the 12 vesting tranches of the CEO Performance Award have a 10-year contractual term and will vest upon certification by the Compensation Committee of the Board of Directors that both (i) the market capitalization goal for such tranche, which begins at $2.5 billion for the first tranche and increases by increments of $1.0 billion thereafter, and (ii) any one of the following eight operational goals focused on revenue or eight operational goals focused on Adjusted EBITDA have been met for the previous four consecutive fiscal quarters. Adjusted EBITDA for purposes of the CEO Performance Award ("Adjusted EBITDA (CEO Performance Award)") is defined as net income (loss) attributable to common stockholders before interest expense, interest

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and other income (such as dividends) earned on investments in marketable securities, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense.

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

As of June 30, 2021, the following operational goals were achieved, with vesting of the related tranches pending certification by the Compensation Committee:

●	Adjusted EBITDA (CEO Performance Award) of $175.0 million, $190.0 million, $200.0 million, $210.0 million, and $220.0 million.

As of June 30, 2021, the following operational goals were considered probable of achievement:

●	Adjusted EBITDA (CEO Performance Award) of $230.0 million.
●	Total revenue of $860.1 million, $1,010.1 million, and $1,210.1 million; and

As of June 30, 2021, the following operational goals were previously achieved and the related tranches vested:

●	Adjusted EBITDA (CEO Performance Award) of $125.0 million and $155.0 million
●	Total revenue of $710.1 million

Stock-based compensation expense associated with the CEO Performance Award is recognized over the requisite service period, which is defined as the longest explicit, implicit or derived service period, based on management’s estimate of the probability and timing of the performance criteria being satisfied, adjusted at each balance sheet date. Expense recognition begins at the point in time when the relevant operational goal is considered probable of being met. The probability of attaining an operational goal and the expected attainment date for meeting a probable operational goal are based on a subjective assessment of our forward-looking financial projections, taking into consideration statistical analysis when considered appropriate. The statistical model and the assessment that determine the estimated attainment dates are subject to a number of estimated inputs, including expected volatility rates, management’s forward-looking financial projections, in particular for operational goals that are anticipated to be attained in the near future, and adjustment of other estimates based on the passage of time.

Beginning with the three months ended June 30, 2021, management discontinued consideration of the statistical model based on actual and anticipated attainment of the remaining operational goals. During the three months and six months ended June 30, 2021, we recorded an additional $107.3 million and $158.7 million, respectively, in stock-based

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

compensation expense as a result of updated estimates for the CEO Performance Award and eXponential Stock Performance Plan (discussed below).

The first eight market capitalization goals have been achieved as of June 30, 2021. As of June 30, 2021, 1.6 million stock options have vested. As twelve operational goals are considered probable of achievement, we recorded stock-based compensation expense of $204.2 million related to the CEO Performance Award from the Grant Date through June 30, 2021. The number of stock options that would vest related to the remaining unvested tranches is approximately 4.8 million shares. As of June 30, 2021, we had $41.7 million of total unrecognized stock-based compensation expense for the performance goals that were considered probable of achievement, which will be recognized over a weighted-average period of 1.57 years.

eXponential Stock Performance Plan

On February 12, 2019, our shareholders approved the 2019 Stock Incentive Plan (the “2019 Plan”), which was adopted by the Board of Directors to reserve a sufficient number of shares to facilitate our eXponential Stock Performance Plan (“XSPP”) and grants of eXponential Stock Units (“XSUs”) under the plan. Initial awards under the plan were granted in January 2019, with additional employee awards granted since that date. During the three and six months ended June 30, 2021 we granted an additional twenty three thousand and thirty three thousand XSUs, respectively.

The XSUs are grants of RSUs, each with a term of approximately nine years, that vest in 12 equal tranches. Each of the 12 tranches will vest upon certification by the Compensation Committee of the Board of Directors that both (i) the market capitalization goal for such tranche, which begins at $2.5 billion for the first tranche and increases by increments of $1.0 billion thereafter, and (ii) any one of eight operational goals focused on revenue or eight operational goals focused on Adjusted EBITDA (CEO Performance Award) have been met for the previous four consecutive fiscal quarters. Beginning with the quarter ended June 30, 2021, new XSU grants are divided into a reduced number of tranches depending on employee eligibility and current market capitalization attainment.

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

The market capitalization and operational goals are identical to the CEO Performance Award, but a different number of shares is used to calculate the market capitalization goals if shares outstanding exceed the XSU Maximum. Additionally, because the grant date is different than that of the CEO Performance Award, the measurement period for market capitalization is not identical. As of June 30, 2021, actual shares outstanding exceeded the XSU Maximum as a result of the common stock offering completed in June 2020. Accordingly, market capitalization as calculated for the purposes of achieving additional goals uses the lower XSU Maximum share amount rather than actual shares outstanding.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The first eight market capitalization goals have been achieved as of June 30, 2021. The first XSU tranche vested in March 2021, and the second and third tranches vested in May 2021. As all twelve operational goals are considered probable of achievement, we recorded stock-based compensation expense of $151.4 million related to the XSU awards from their respective grant dates through June 30, 2021. The number of XSU awards that would vest related to the remaining nine tranches is approximately 4.0 million shares. As of June 30, 2021, we had $42.3 million of total unrecognized stock-based compensation expense, which will be recognized over a weighted-average period of 2.20 years.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2021 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	1,107	$76.10
Granted	98	149.92
Released	(276)	51.65
Forfeited	(64)	98.43
Units outstanding, end of period	865	90.59	$152,892

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $176.80 per share, multiplied by the number of RSUs outstanding. As of June 30, 2021, there was $57.4 million in unrecognized compensation costs related to RSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 2.10 years. RSUs are released when vesting requirements are met.

Certain RSUs that vested in the six months ended June 30, 2021 were net-share settled such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to RSUs were forty six thousand and had a value of $7.5 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Performance Stock Units

The following table summarizes PSU activity, inclusive of XSUs, for the six months ended June 30, 2021 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	5,618	$35.71
Granted	225	50.00
Released	(1,696)	41.20
Forfeited	(60)	35.80
Units outstanding, end of period	4,087	34.22	$722,593

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $176.80 per share, multiplied by the number of PSUs outstanding. As of June 30, 2021, there was $44.8 million in unrecognized compensation costs related to PSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the PSUs over a weighted average period of 2.22 years. PSUs are released when vesting requirements are met.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2021, the performance criteria had been met for approximately 2.2 million of the 4.1 million PSUs outstanding.

On March 8 and May 17, 2021, the Compensation Committee of our Board of Directors approved waivers of the holding period requirements for each XSPP participant who is an Arizona resident and elected to receive XSUs in lieu of On-Target Earnings. This waiver releases the holding period requirements to allow participants the ability to choose to sell a portion of their vested shares to satisfy new income tax obligations pursuant to Arizona Proposition 208, which was passed in the November 2020 state-wide election. This waiver applied only to 4% of the XSUs for the impacted participants which vested on March 8 and May 17, 2021, amounting to approximately 36 thousand shares. The remainder of the shares not sold to satisfy tax obligations are subject to a 2.5 year minimum holding period. We accounted for this change as a Type I modification under ASC 718 since there was no impact on attainment of the operational or market capitalization goals. We recognized additional stock-based compensation expense of $0.5 million and $0.9 million for the three months and six months ended June 30, 2021, respectively, because of this modification.

Certain PSUs that vested in the six months ended June 30, 2021 were net-share settled such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to PSUs were approximately nineteen thousand and had a value of $2.8 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2021 (number of units and aggregate intrinsic value in thousands):

Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual	Aggregate
	Options	Price	Life (years)	Intrinsic Value
Options outstanding, beginning of year	6,366	$28.58
Granted	—	—
Exercised	—	—
Expired / terminated	—	—
Options outstanding, end of period	6,366	28.58	6.66	$943,547
Options exercisable, end of period	4,243	28.58	6.66	629,031

Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock of $176.80 on June 30, 2021. There were no options exercised for the six months ended June 30, 2021. The intrinsic value of options exercised for the six months ended June 30, 2020 was $5.1 million. As of June 30, 2021, total options outstanding included 2.1 million unvested performance-based stock options, which relate to the CEO Performance Award and are probable of achievement.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-based Compensation Expense

The following table summarizes the composition of stock-based compensation expense for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of products sold and services delivered	$1,838	$836	$3,327	$1,426
Sales, general and administrative expenses	114,089	26,766	185,104	41,736
Research and development expenses	21,622	6,233	38,728	10,868
Total stock-based compensation expense	$137,549	$33,835	$227,159	$54,030

Stock Incentive Plan

In February 2019, our shareholders approved the 2019 Plan authorizing an additional 6.0 million shares, plus remaining available shares under prior plans, for issuance under the new plan. Combined with the legacy stock incentive plans, there are 1.8 million shares available for grant as of June 30, 2021.

Stock Repurchase Plan

In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. During the six months ended June 30, 2021 and 2020, no common shares were purchased under the program. As of June 30, 2021, $16.3 million remains available under the plan for future purchases. Any future purchases will be discretionary.

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

At June 30, 2021 and December 31, 2020, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of June 30, 2021, we had letters of credit outstanding of approximately $6.1 million under the facility and available borrowing of $43.9 million, excluding amounts available under the accordion feature. Advances under the line of credit bear interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.

We are required to comply with a maximum funded debt to EBITDA ratio of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At June 30, 2021, our funded debt to EBITDA ratio was 0.00 to 1.00.

12. Commitments and Contingencies

Product Litigation

As a manufacturer of weapons and other law enforcement tools used in high-risk field environments, we are often the subject of products liability litigation concerning the use of our products.  We are currently named as a defendant in four lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CED was used by law enforcement officers in connection with arrests or training. While the facts vary from case to case,

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

these product liability claims typically allege defective product design, manufacturing, and/or failure to warn.  They seek compensatory and sometimes punitive damages, often in unspecified amounts.

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

U.S. Federal Trade Commission Litigation

The U.S. Federal Trade Commission (“FTC”) filed an enforcement action on January 3, 2020 regarding Axon’s May 2018 acquisition of Vievu LLC from Safariland LLC. The FTC alleges the merger was anticompetitive and adversely affected the body worn camera (“BWC”) and digital evidence management systems (“DEMS”) market for “large metropolitan police departments.” The administrative hearing is presently stayed by the Ninth Circuit (see below). If ultimately successful, the FTC may require Axon to divest Vievu and other assets or take other remedial measures, any of which could be material to Axon. We are vigorously defending the matter. At this time, we cannot predict the eventual scope, duration, or outcome of the proceeding and accordingly we have not recorded any liability in the accompanying consolidated financial statements.

Prior to the FTC’s enforcement action, Axon sued the FTC in federal court in the District of Arizona for declaratory and injunctive relief alleging the FTC’s structure and administrative processes violate Article II of the U.S. Constitution and our Fifth Amendment rights to due process and equal protection. The district court dismissed the action, without prejudice, for lack of jurisdiction. The Ninth Circuit affirmed in a split decision but granted Axon’s motion to stay the appellate mandate pending the filing of its petition for certiorari with the U.S. Supreme Court. That petition was filed July 20, 2021. The FTC’s administrative case will remain stayed pending resolution of the Supreme Court proceedings.

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Based on our assessment of outstanding litigation and claims as of June 30, 2021, we have determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

Off-Balance Sheet Arrangements

Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At June 30, 2021, we had outstanding letters of credit of $6.1 million that are expected to expire in September 2021 and June 2022. We also had outstanding letters of credit and bank guarantees of $2.0 million that do not draw against our credit facility. The outstanding letters of credit are expected to expire in March 2022 and May 2022. Additionally, we had $21.5 million of outstanding surety bonds at June 30, 2021, with $0.4 million expiring in 2021, $3.1 million expiring in 2022, $7.5 million expiring in 2023 and the remaining $10.5 million expiring in 2024.

Share Purchase Agreement

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contributions to the plans are made by both the employee and us. Our contributions to the 401(k) plan are based on the level of employee contributions and are immediately vested. Future matching contributions to the plans are at our sole discretion.

We also sponsor defined contribution plans in Australia, Canada, Finland, and the United Kingdom.

Our matching contributions for all defined contribution plans were $1.8 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively and $3.8 million and $2.8 million for the six months ended June 30, 2021 and 2020, respectively.

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

Information relative to our reportable segments was as follows (in thousands):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
Net sales from products	$110,637	$45,790	$156,427	$69,877	$28,878	$98,755
Net sales from services	1,891	60,477	62,368	613	41,891	42,504
Net sales	112,528	106,267	218,795	70,490	70,769	141,259
Cost of product sales	37,701	27,600	65,301	27,242	16,583	43,825
Cost of service sales	145	15,420	15,565	—	9,257	9,257
Cost of sales	37,846	43,020	80,866	27,242	25,840	53,082
Gross margin	$74,682	$63,247	$137,929	$43,248	$44,929	$88,177

Research and development	$12,313	$41,639	$53,952	$3,762	$25,798	$29,560

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
Net sales from products	$207,939	89,374	$297,313	$145,052	60,991	$206,043
Net sales from services	3,588	112,913	116,501	1,333	81,045	82,378
Net sales	211,527	202,287	413,814	146,385	142,036	288,421
Cost of product sales	70,646	53,271	123,917	57,490	35,219	92,709
Cost of service sales	145	28,470	28,615	—	18,927	18,927
Cost of sales	70,791	81,741	152,532	57,490	54,146	111,636
Gross margin	$140,736	$120,546	$261,282	$88,895	$87,890	$176,785

Research and development	$21,556	$79,414	$100,970	$6,794	$49,147	$55,941

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of June 30, 2021, and results of operations for the three and six months ended June 30, 2021 and 2020, should be read in conjunction with the condensed consolidated financial statements and related notes included in this Report on Form 10-Q and the audited consolidated financial statements and related notes in our 2020 Annual Report on Form 10-K filed with the SEC on February 26, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2020 Annual Report on Form 10-K. See also "Special Note Regarding Forward-Looking Statements" on page ii of this Report on Form 10-Q.

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

Our revenues for the three months ended June 30, 2021 were $218.8 million, an increase of $77.5 million, or 54.9%, from the comparable period in the prior year. We had a loss from operations of $93.7 million compared to $13.7 million for the same period in the prior year. Gross margin improved compared to the three months ended June 30, 2020, reflecting strong demand for our premium TASER offerings and manufacturing cost improvement. Operating expenses increased $129.8 million, reflecting an increase of $100.9 million in stock-based compensation expense related to the CEO Performance Award and XSPP and an increase of $16.3 million in salaries, benefits and bonus expense. For the three months ended June 30, 2021, we recorded a net loss of $47.1 million, which reflected an income tax benefit of $4.7 million and a gain of $40.9 million related to observable price changes for our investmests in certain unconsolidated affiliates and related warrants, compared to net loss of $30.8 million for the comparable period in the prior year.

Our revenues for the six months ended June 30, 2021 were $413.8 million, an increase of $125.4 million, or 43.5%, from the comparable period in the prior year. We had a loss from operations of $143.9 million compared to $14.5 million for the same period in the prior year. Gross margin improved compared to the six months ended June 30, 2020 as a result of product mix, reflecting strong demand for our premium TASER offerings and manufacturing cost improvement. Operating expenses increased $214.0 million, reflecting an increase of $162.8 million in stock-based compensation expense related to the CEO Performance Award and XSPP and an increase of $31.0 million in salaries, benefits and bonus expense. For the six months ended June 30, 2021, we recorded a net loss of $95.0 million, which reflected an income tax benefit of $6.5 million and a gain of $40.9 million related to observable price changes for our investmests in certain unconsolidated affiliates and related warrants, compared to net loss of $26.7 million for the comparable period in the prior year.

Outlook

For the year ending December 31, 2021, we expect revenue in the range of $825 million to $850 million. Our expectation for capital expenditures of approximately $65 million to $70 million in 2021 remains unchanged.

COVID-19

The COVID-19 pandemic has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. As an essential provider of products and services for law enforcement and other first responders, we remain focused on protecting the health and wellbeing of our employees while assuring the continuity of our business operations.

We have taken a number of actions in response to the pandemic, as described in our Annual Report on Form 10-K. In April and May 2021, we hosted several onsite vaccination clinics for our employees and their family members.

We elected to participate in the social security deferral program offered under the Coronavirus Aid, Relief, and Economic Security Act, whereby we deferred payment of the employer portion of all social security taxes that would otherwise have been payable from March 27, 2020 through December 31, 2020. Payment of the deferred amount is due 50% on December 31, 2021 and 50% on December 31, 2022.

Results of Operations

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended June 30,
	2021		2020
Net sales from products	$156,427	71.5%	$98,755	69.9%
Net sales from services	62,368	28.5	42,504	30.1
Net sales	218,795	100.0	141,259	100.0
Cost of product sales	65,301	29.8	43,825	31.0
Cost of service sales	15,565	7.1	9,257	6.6
Cost of sales	80,866	36.9	53,082	37.6
Gross margin	137,929	63.0	88,177	62.4
Operating expenses:
Sales, general and administrative	177,662	81.2	72,293	51.2
Research and development	53,952	24.7	29,560	20.9
Total operating expenses	231,614	105.9	101,853	72.1
Loss from operations	(93,685)	(42.9)	(13,676)	(9.7)
Interest and other income, net	41,841	19.1	1,613	1.1
Loss before provision for income taxes	(51,844)	(23.7)	(12,063)	(8.6)
Provision for (benefit from) income taxes	(4,727)	(2.2)	18,696	13.2
Net loss	$(47,117)	(21.5)%	$(30,759)	(21.8)%

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended June 30,
	2021		2020
United States	$164,908	75%	$107,547	76%
Other countries	53,887	25	33,712	24
Total	$218,795	100%	$141,259	100%

International revenue increased compared to the prior year comparable period, driven primarily by increased sales in the Europe, Middle East, and Africa (“EMEA”) region.

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended June 30,				Dollar	Percent
	2021		2020		Change	Change
TASER segment:
TASER 7	$28,128	12.9%	$11,588	8.2%	$16,540	142.7%
TASER X26P	9,569	4.4	9,511	6.7	58	0.6
TASER X2	16,145	7.4	16,832	11.9	(687)	(4.1)
TASER Pulse	1,701	0.8	2,193	1.6	(492)	(22.4)
Cartridges	46,678	21.3	23,772	16.8	22,906	96.4
Axon Evidence and cloud services	1,702	0.8	586	0.4	1,116	190.4
Extended warranties	5,857	2.7	5,098	3.6	759	14.9
Other	2,748	1.2	910	0.5	1,838	202.0
Total TASER segment	112,528	51.5	70,490	49.7	42,038	59.6
Software and Sensors segment:
Axon Body	19,927	9.1	11,844	8.4	8,083	68.2
Axon Flex	1,088	0.5	680	0.5	408	60.0
Axon Fleet	5,247	2.4	4,098	2.9	1,149	28.0
Axon Dock	5,509	2.5	4,055	2.9	1,454	35.9
Axon Evidence and cloud services	60,367	27.6	41,891	29.7	18,476	44.1
Extended warranties	8,149	3.7	5,735	4.1	2,414	42.1
Other	5,980	2.7	2,466	1.8	3,514	142.5
Total Software and Sensors segment	106,267	48.5	70,769	50.3	35,498	50.2
Total net sales	$218,795	100.0%	$141,259	100.0%	$77,536	54.9%

Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Three Months Ended June 30,		Unit	Percent
	2021	2020	Change	Change
TASER 7	17,711	9,014	8,697	96.5
TASER X26P	7,012	7,658	(646)	(8.4)
TASER X2	9,788	13,100	(3,312)	(25.3)
TASER Pulse	6,307	5,429	878	16.2
Cartridges	1,413,329	715,268	698,061	97.6
Axon Body	45,572	35,066	10,506	30.0
Axon Flex	1,846	1,964	(118)	(6.0)
Axon Fleet	2,462	2,327	135	5.8
Axon Dock	5,283	4,634	649	14.0

Net sales for the TASER segment increased 59.6% primarily due to an increase of $22.9 million in cartridge revenue and and an increase of $16.5 million in TASER 7 device sales. We continue to see a shift to purchases of our latest generation device, TASER 7, from legacy devices. Internationally, we continue to see increase sales of our legacy devices. Revenue was also impacted by higher average selling prices for TASER devices other than TASER Pulse. The increase in cartridge revenue was due to increased unit sales, and was partially offset by a decline in average selling prices. In May, we began taking orders for our new wireless Virtual Reality (VR) Simulator Training. While revenues for this product were less than $0.1 million during the period, future contracted revenues for VR products grew to nearly $8.0 million.

Net sales for the Software and Sensors segment increased 50.2% during the three months ended June 30, 2021 as we continued to add users and associated devices to our network. The increase in the aggregate number of users drove the majority of the increase in Axon Evidence revenue of $18.5 million; $1.8 million of the increase related to non-recurring low-to-no margin professional services revernue. Sales of our Axon Body 3 camera drove most of the $8.1 million increase in Axon Body revenue. The increase in the aggregate number of users and devices also resulted in increased extended warranty revenues of $2.4 million. The increase of $3.5 million in Other revenue was primarily driven by higher sales of Signal Sidearm and Interview Room. Our newest Fleet product, Axon Fleet 3, which includes automated license plate reader technology, began shipping on June 30, 2021.

We consider total company future contracted revenues a forward-looking performance indicator. As of June 30, 2021, we had approximately $2.04 billion of total company future contracted revenue, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. We expect to recognize between 20% - 25% of this balance over the next twelve months, and expect the remainder to be recognized over the following five to seven years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Cost of Product and Service Sales

Within the TASER segment, cost of product and service sales increased to $37.8 million for the three months ended June 30, 2021 from $27.2 million for the same period in 2020, primarily related to higher unit sales. Cost as a percentage of sales decreased to 33.6% from 38.6%. The improvement was mainly attributable to a combination of manufacturing cost improvement and strong demand for our premium TASER offerings. We are building manufacturing capacity to support our TASER device and cartridge manufacturing lines in response to growing international and federal demand and an increased install base.

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

Within the Software and Sensors segment, cost of product and service sales increased to $43.0 million for the three months ended June 30, 2021 from $25.8 million for the same period in 2020. Cost as a percentage of sales increased to 40.5% from 36.5%. We are investing in scaling our cloud business, which includes standing up new cloud environments, cloud applications, and Long-Term Evolution (“LTE”) costs, which can result in some margin compression in advance of anticipated revenue, as well as low-to-no margin professional services that support new installations for software customers.

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

Gross Margin

As a percentage of net sales, gross margin for the TASER segment increased to 66.4% from 61.4% for the three months ended June 30, 2021 and 2020, respectively. The increase was a result of manufacturing cost improvement and product mix, as discussed above.

As a percentage of net sales, gross margin for the Software and Sensors segment decreased to 59.5% from 63.5% for the three months ended June 30, 2021 and 2020, respectively. Within the Software and Sensors segment, hardware gross margin was 39.7% for the three months ended June 30, 2021 compared to 42.6% for the same period in 2020, while the service margins were 74.5% and 77.9% during those same periods, respectively.

Sales, General and Administrative Expenses

Sales, general and administrative ("SG&A") expenses were comprised as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar	Percent
	2021	2020	Change	Change
Total sales, general and administrative expenses	$177,662	$72,293	$105,369	145.8
Sales, general, and administrative as a percentage of net sales	81.2%	51.2%

Stock-based compensation expense increased $87.3 million in comparison to the prior year comparable period, which was attributable to an increase of $55.6 million in expense related to the CEO Performance Award and an increase of $33.9 million related to our XSPP. Acceleration in the anticipated timing of attainment for the unvested probable tranches resulted in a $93.2 million increase to stock-based compensation expense. The increase was partially offset by a decrease of $3.6 million for tranches that have vested and have no remaining unrecognized expense.

Salaries, benefits and bonus expense increased $10.7 million primarily due to an increase in headcount and an increase in payroll taxes on a higher base of salaries, bonus, and commission expense. Included in this increase was $2.0 million in payroll taxes related to the vesting of the second and third tranches of our XSPP in May 2021.

Sales and marketing expenses increased $6.1 million, driven by a $4.0 million increase in commissions expense tied to higher revenues and by higher spending on content development, promotional videos, spending for new product launches, and advertising.

Travel expenses increased $2.1 million, reflecting a return to pre-pandemic travel levels for certain of our employees.

Professional and consulting expenses remained consistent with the prior year comparable period. This included a decrease of $3.7 million in legal expenses relating to the FTC litigation; as discussed in Note 12 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q, we sued the FTC in the District of Arizona, and the FTC filed an enforcement action regarding our May 2018 acquisition of Vievu LLC. Offsetting the decrease in legal expenses was an increase in other professional and consulting expenses including consulting costs related to an enterprise resource planning system conversion and expenses for contract employees.

Research and Development Expenses

Research and development ("R&D") expenses were comprised as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar	Percent
	2021	2020	Change	Change
Total research and development expenses	$53,952	$29,560	$24,392	82.5
Research and development as a percentage of net sales	24.7%	20.9%

Within the TASER segment, R&D expense increased $8.6 million,  reflecting increased stock-based compensation expense, professional and consulting expenses and salaries, benefits and bonus expense in the current period. The increase of $4.7 million in stock-based compensation expense related primarily to acceleration in the anticipated timing of attainment for the remaining probable tranches of our XSPP. Professional and consulting expenses increased $2.1 million related to the development of next generation products, and salaries, benefits and bonus expense increased $1.5 million on higher headcount.

R&D expense for the Software and Sensors segment increased $15.8 million, reflecting an increase of $10.7 million in stock-based compensation expense, and an increase of $4.1 million in salaries, benefits and bonus expense. Of the total increase in stock-based compensation expense, $7.0 million was attributable to our XSPP and was due primarily to acceleration in the anticipated timing of attainment for the remaining probable tranches. Stock-based compensation expense also increased over the prior year comparable period due to an increase in headcount. The increase in salaries, benefits and bonus was primarily a result of increased headcount.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net was $41.8 million for the three months ended June 30, 2021 compared to $1.6 million for the same period in 2020. We recorded a gain of $40.9 million related to observable price changes for our investmests in certain unconsolidated affiliates and related warrants; $12.3 million of this gain was realized during the period on the sale of a portion of our existing investment. The increase in other income was partially offset by a decrease in interest income attributable to decreased interest rates on investments during the current period.

Provision for Income Taxes

The provision for income taxes was a benefit of $4.7 million for the three months ended June 30, 2021, which was an effective tax rate of 9.1%. Our estimated full year effective income tax rate for 2021, before discrete period adjustments, is (19.1%), which differs from the federal statutory rate primarily due to the impact of the executive compensation limitation under Internal Revenue Code ("IRC") Section 162(m), partially offset by R&D tax credits, on a projected pre-tax loss for the year. The effective tax rate was favorably impacted by a $13.9 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs and PSUs that vested during the three months ended June 30, 2021.

Net Income

We recorded net loss of $47.1 million for the three months ended June 30, 2021 compared to net loss of $30.8 million for the same period in 2020. Net loss per basic and diluted share was $0.72 for the three months ended June 30, 2021 compared to $0.51 net loss per basic and diluted share for the same period in 2020.

Three Months Ended June 30, 2021 Compared to the Three Months Ended March 31, 2021

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended		Three Months Ended		Dollar	Percent
	June 30, 2021		March 31, 2021		Change	Change
TASER segment:
TASER 7	$28,128	12.9%	$33,991	17.5%	$(5,863)	(17.2)%
TASER X26P	9,569	4.4	9,963	5.1	(394)	(4.0)
TASER X2	16,145	7.4	12,778	6.6	3,367	26.3
TASER Pulse	1,701	0.8	2,205	1.1	(504)	(22.9)
Cartridges	46,678	21.3	30,418	15.6	16,260	53.5
Axon Evidence and cloud services	1,702	0.8	1,396	0.7	306	21.9
Extended warranties	5,857	2.7	5,646	2.9	211	3.7
Other	2,748	1.2	2,602	1.3	146	5.6
TASER segment	112,528	51.5	98,999	50.8	13,529	13.7
Software and Sensors segment:
Axon Body	19,927	9.1	19,756	10.1	171	0.9
Axon Flex	1,088	0.5	905	0.5	183	20.2
Axon Fleet	5,247	2.4	3,763	1.9	1,484	39.4
Axon Dock	5,509	2.5	6,920	3.5	(1,411)	(20.4)
Axon Evidence and cloud services	60,367	27.6	52,294	26.9	8,073	15.4
Extended warranties	8,149	3.7	7,500	3.8	649	8.7
Other	5,980	2.7	4,882	2.5	1,098	22.5
Software and Sensors segment	106,267	48.5	96,020	49.2	10,247	10.7
Total net sales	$218,795	100.0%	$195,019	100.0%	$23,776	12.2%

Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Three Months Ended
			Unit	Percent
	June 30, 2021	March 31, 2021	Change	Change
TASER 7	17,711	23,360	(5,649)	(24.2)%
TASER X26P	7,012	8,229	(1,217)	(14.8)%
TASER X2	9,788	8,838	950	10.7%
TASER Pulse	6,307	8,686	(2,379)	(27.4)%
Cartridges	1,413,329	1,009,760	403,569	40.0%
Axon Body	45,572	46,094	(522)	(1.1)%
Axon Flex	1,846	1,565	281	18.0%
Axon Fleet	2,462	1,440	1,022	71.0%
Axon Dock	5,283	6,786	(1,503)	(22.1)%

Net sales within the TASER segment increased by approximately $13.5 million or 13.7% as compared to the prior quarter, primarily due to an increase of $16.3 million in cartridge revenue, and partially offset by a net decrease in revenue from TASER devices of $3.4 million as a result of lower units sold. Cartridge revenue increased on both higher units sold and higher average selling prices due to the mix of cartridge types sold during the period. The decrease in TASER device revenues was partially offset by higher average selling prices.

Within the Software and Sensors segment, net sales increased $10.2 million or 10.7% during the three months ended June 30, 2021 compared to the prior quarter. The increase in the aggregate number of users resulted in increased Axon Evidence revenue of $8.1 million. Axon Fleet revenue increased $1.5 million, while Axon Dock revenue decreased $1.4 million, both primarily driven by corresponding changes in the number of units sold.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Six Months Ended June 30,
	2021		2020
Net sales from products	$297,313	71.8%	$206,043	71.4%
Net sales from services	116,501	28.2	82,378	28.6
Net sales	413,814	100.0	288,421	100.0
Cost of product sales	123,917	29.9	92,709	32.1
Cost of service sales	28,615	6.9	18,927	6.6
Cost of sales	152,532	36.9	111,636	38.7
Gross margin	261,282	63.1	176,785	61.3
Operating expenses:
Sales, general and administrative	304,259	73.5	135,320	46.9
Research and development	100,970	24.4	55,941	19.4
Total operating expenses	405,229	97.9	191,261	66.3
Loss from operations	(143,947)	(34.8)	(14,476)	(5.0)
Interest and other income, net	42,426	10.3	2,554	0.9
Loss before provision for income taxes	(101,521)	(24.5)	(11,922)	(4.1)
Provision for (benefit from) income taxes	(6,487)	(1.6)	14,763	5.1
Net loss	$(95,034)	(23.0)%	$(26,685)	(9.2)%

The following table presents our revenues disaggregated by geography (in thousands):

	Six Months Ended June 30,
	2021		2020
United States	$325,294	79%	$225,010	78%
Other Countries	88,520	21	63,411	22
Total	$413,814	100%	$288,421	100%

International revenue increased compared to the prior year comparable period, driven primarily by increased sales in the Americas and EMEA regions.

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Six Months Ended June 30,				Dollar	Percent
	2021		2020		Change	Change
TASER segment:
TASER 7	$62,119	15.0%	$26,914	9.3%	$35,205	130.8%
TASER X26P	19,532	4.7	20,572	7.1	(1,040)	(5.1)
TASER X2	28,923	7.0	30,907	10.7	(1,984)	(6.4)
TASER Pulse	3,906	0.9	3,393	1.2	513	15.1
Cartridges	77,096	18.6	50,397	17.5	26,699	53.0
Axon Evidence and cloud services	3,098	0.7	1,084	0.4	2,014	185.8
Extended warranties	11,503	2.8	10,075	3.5	1,428	14.2
Other	5,350	1.4	3,043	1.0	2,307	75.8
TASER segment	211,527	51.1	146,385	50.7	65,142	44.5
Software and Sensors segment:
Axon Body	39,683	9.6	24,667	8.6	15,016	60.9
Axon Flex	1,993	0.5	1,863	0.6	130	7.0
Axon Fleet	9,010	2.2	8,873	3.1	137	1.5
Axon Dock	12,429	3.0	9,006	3.1	3,423	38.0
Axon Evidence and cloud services	112,661	27.2	81,045	28.1	31,616	39.0
Extended warranties	15,649	3.8	11,193	3.9	4,456	39.8
Other	10,862	2.6	5,389	1.9	5,473	101.6
Software and Sensors segment	202,287	48.9	142,036	49.3	60,251	42.4
Total net sales	$413,814	100.0%	$288,421	100.0%	$125,393	43.5%

Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Six Months Ended June 30,		Unit	Percent
	2021	2020	Change	Change
TASER 7	41,071	20,444	20,627	100.9%
TASER X26P	15,241	18,661	(3,420)	(18.3)%
TASER X2	18,626	23,578	(4,952)	(21.0)%
TASER Pulse	14,993	8,690	6,303	72.5%
Cartridges	2,423,089	1,588,632	834,457	52.5%
Axon Body	91,666	74,930	16,736	22.3%
Axon Flex	3,411	5,038	(1,627)	(32.3)%
Axon Fleet	3,902	5,003	(1,101)	(22.0)%
Axon Dock	12,069	9,931	2,138	21.5%

Net sales for the TASER segment increased $65.1 million, or 44.5%, primarily due to a net increase of $32.7 million in TASER device sales and an increase of $26.7 million in cartridge revenue. We continue to see a shift to purchases of our latest generation device, TASER 7, from legacy devices. Revenue was also impacted by higher average selling prices for TASER devices other than TASER Pulse. The increase in cartridge revenue was primarily due to increased unit sales, with average selling prices remaining flat.

Net sales for the Software and Sensors segment increased $60.3 million, or 42.4%, during the six months ended June 30, 2021 as we continued to add users and associated devices to our network. The increase in the aggregate number of users resulted in increased Axon Evidence revenue of $31.6 million. Sales of our Axon Body 3 camera drove most of the $15.0 million increase in Axon Body revenue and the $3.4 million increase in Axon Dock revenue. The increase in the aggregate number of users and devices also resulted in increased extended warranty revenues of $4.5 million. The increase of $5.5 million in Other revenue was primarily driven by higher sales of Signal Sidearm and Interview Room.

Cost of Product and Service Sales

Within the TASER segment, cost of product sales increased to $70.7 million for the six months ended June 30, 2021 from $57.5 million for the same period in 2020. Cost as a percentage of sales decreased to 33.5% from 39.3%. The improvement was primarily attributable to a combination of manufacturing cost improvement and strong demand for our premium TASER offerings, which resulted in a favorable product mix. We are building manufacturing capacity to support our TASER device and cartridge manufacturing lines in response to growing international and federal demand and an increased install base.

Within the Software and Sensors segment, cost of product and service sales increased to $81.7 million for the six months ended June 30, 2021 from $54.1 million for the same period in 2020. Cost as a percentage of sales increased to 40.4% from 38.1%. Cost of product sales increased $18.1 million, and increased as a percentage of sales primarily as a result of product mix. Cost of service sales increased $9.5 million, and increased as a percentage of sales. We are investing in scaling our cloud business, which includes standing up new cloud environments, cloud applications, and Long-Term Evolution (“LTE”) costs, which can result in some margin compression in advance of anticipated revenue, as well as low-to-no margin professional services that support new installations for software customers.

Gross Margin

As a percentage of net sales, gross margin for the TASER segment increased to 66.5% from 60.7% for the six months ended June 30, 2021 and 2020, respectively. The increase was a result of manufacturing cost improvement and product mix, as discussed above.

As a percentage of net sales, gross margin for the Software and Sensors segment decreased to 59.6% from 61.9% for the six months ended June 30, 2021 and 2020, respectively. Within the Software and Sensors segment, hardware gross margin was 40.4% for the six months ended June 30, 2021 compared to 42.3% for the same period in 2020, while the service margins were 74.8% and 76.6% during those same periods, respectively.

Sales, General and Administrative Expenses

Sales, general and administrative ("SG&A") expenses were comprised as follows (dollars in thousands):

	Six Months Ended June 30,		Dollar	Percent
	2021	2020	Change	Change
Total sales, general and administrative expenses	$304,259	$135,320	$168,939	124.8%
SG&A expenses as a percentage of net sales	73.5%	46.9%

Stock-based compensation expense increased $143.4 million in comparison to the prior year comparable period, which was attributable to an increase of $87.3 million in expense related to the CEO Performance Award and an increase of $56.9 million related to our XSPP, which were primarily attributable to acceleration in the anticipated timing of attainment for the remaining probable tranches. Stock-based compensation expense also increased over the prior year comparable period due to an increase in headcount.

Salaries, benefits and bonus expense increased $20.2 million primarily due to an increase in headcount. Included in this increase was $3.3 million in payroll taxes related to the vesting of three tranches of our XSPP in March and May 2021.

Sales and marketing expenses increased $9.4 million, driven by a $6.4 million increase in commissions expense tied to higher revenues and by higher spending on content development, promotional videos, new product launches, and advertising.

Professional, consulting and lobbying expenses decreased $5.7 million, driven by a $9.6 million decrease in expenses relating to the FTC litigation. Offsetting the decrease in legal expenses was an increase in other professional and consulting expenses for consulting costs related to an enterprise resource planning system conversion and for sales to new markets, and expenses for contract employees.

Research and Development Expenses

Research and development ("R&D") expenses were comprised as follows (dollars in thousands):

	Six Months Ended June 30,		Dollar	Percent
	2021	2020	Change	Change
Total research and development expenses	$100,970	$55,941	$45,029	80.5%
R&D expenses as a percentage of net sales	24.4%	19.4%

Within the TASER segment, R&D expense increased $14.8 million,  reflecting increased stock-based compensation expense, salaries, benefits and bonus expense, and professional and consulting expenses in the current period. The increase of $8.3 million in stock-based compensation expense related primarily to acceleration in the anticipated timing of attainment for the remaining probable tranches of our XSPP and to attainment of other PSU awards. Salaries, benefits and bonus expense increased $2.7 million on higher headcount, and professional and consulting expenses increased $3.4 million related to the development of next generation products.

R&D expense for the Software and Sensors segment increased $30.3 million, reflecting an increase of $19.5 million in stock-based compensation expense, an increase of $8.1 million in salaries, benefits and bonus expense, and an increase of $1.5 million in professional and consulting expenses. Of the total increase in stock-based compensation expense, $11.3 million was attributable to our XSPP and was due primarily to acceleration in the anticipated timing of attainment for the remaining probable tranches. Stock-based compensation expense also increased over the prior year comparable period due to an increase in headcount. The increase in salaries, benefits and bonus was primarily a result of increased headcount. The increase in professional and consulting expenses was attributable to development of next generation products.

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

Interest and Other Income (Expense), Net

Interest and other income, net was $42.4 million for the six months ended June 30, 2021 compared to $2.6 million for the same period in 2020. We recorded a gain of $40.9 million related to observable price changes for our investmests in certain unconsolidated affiliates and related warrants; $12.3 million of this gain was realized during the period on the sale of a portion of our existing investment. The increase in other income was partially offset by a decrease in interest income attributable to decreased interest rates on investments during the current period.

Provision for Income Taxes

The provision for income taxes was a benefit of $6.5 million for the six months ended June 30, 2021, which was an effective tax rate of 6.4%. Our estimated full year effective income tax rate for 2021, before discrete period adjustments, is (19.1%), which differs from the federal statutory rate primarily due to the impact of the executive compensation limitation under IRC Section 162(m), partially offset by R&D tax credits, on a projected pre-tax loss for the year. The effective tax rate was favorably impacted by a $25.7 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs and PSUs that vested during the six months ended June 30, 2021.

Net Income

Our net income decreased by $68.3 million to a net loss of $95.0 million for the six months ended June 30, 2021 compared to net loss of $26.7 million for the same period in 2020. Net loss per basic and diluted share was $1.47 for the six months ended June 30, 2021 compared to $0.44 net loss per basic and diluted share for the same period in 2020.

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

Although these non-GAAP financial measures are not consistent with GAAP, management believes investors will benefit by referring to these non-GAAP financial measures when assessing our operating results, as well as when forecasting and analyzing future periods. However, management recognizes that:

●	these non-GAAP financial measures are limited in their usefulness and should be considered only as a supplement to our GAAP financial measures;
●	these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, our GAAP financial measures;
●	these non-GAAP financial measures should not be considered to be superior to our GAAP financial measures; and
●	these non-GAAP financial measures were not prepared in accordance with GAAP and investors should not assume that the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q were prepared under a comprehensive set of rules or principles.

EBITDA and Adjusted EBITDA (CEO Performance Award) reconciles to net income (loss) as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Net income (loss)	$(47,117)	$(47,917)	$(30,759)	$(95,034)	$(26,685)
Depreciation and amortization	4,291	4,291	2,930	8,582	5,811
Interest expense	17	5	5	22	12
Investment interest income	(502)	(533)	(1,499)	(1,035)	(2,192)
Provision for (benefit from) income taxes	(4,727)	(1,760)	18,696	(6,487)	14,763
EBITDA	$(48,038)	$(45,914)	$(10,627)	$(93,952)	$(8,291)

Adjustments:
Stock-based compensation expense	137,549	89,610	33,835	227,159	54,030
Adjusted EBITDA (CEO Performance Award)	$89,511	$43,696	$23,208	$133,207	$45,739

Liquidity and Capital Resources

Summary

As of June 30, 2021, we had $266.4 million of cash and cash equivalents, an increase of $110.9 million as compared to December 31, 2020. Cash and cash equivalents and investments totaled $703.9 million, representing an increase of $51.3 million from December 31, 2020.

Our ongoing sources of cash include cash on hand, investments, and cash flows from operations. Of the cash and cash equivalents, $0.1 is restricted cash, which consists primarily of funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. In addition, our $50.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. Advances under the line of credit bear interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.

As of June 30, 2021, we had letters of credit outstanding of $6.1 million, leaving the net amount available for borrowing of $43.9 million. The facility matures on December 31, 2023, and has an accordion feature which allows for an increase in the total line of credit up to $100.0 million, subject to certain conditions, including the availability of additional bank commitments. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At June 30, 2021 and December 31, 2020, there were no borrowings under the line other than the outstanding letters of credit.

Our agreement with the bank requires us to comply with a maximum funded debt to EBITDA ratio, as defined, of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At June 30, 2021, our funded debt to EBITDA ratio was 0.00 to 1.00.

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

Based on our strong balance sheet and the fact that we do not have long-term debt at June 30, 2021, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions or investments, income and payroll tax payments for net-settled stock awards, and other liquidity requirements through at least the next 12 months. We and our Board of Directors may consider repurchases of our common stock from time to time pursuant to our stock repurchase plan. Further repurchases of our common stock would take place on the open market, would be financed with available cash and are subject to market and business conditions.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2021	2020
Operating activities	$95,115	$(6,977)
Investing activities	26,446	(146,211)
Financing activities	(10,312)	301,307
Effect of exchange rate changes on cash and cash equivalents	(319)	(1,115)
Net increase in cash and cash equivalents and restricted cash	$110,930	$147,004

Operating activities

Net cash provided by operating activities in the first six months of 2021 of $95.1 million reflects $95.0 million in net loss, non-cash income statement items totaling $194.0 million, and a decrease of $3.9 million for the net change in operating assets and liabilities. Included in the non-cash items were $8.6 million in depreciation and amortization expense, $227.2 million in stock-based compensation expense and $40.9 million gain on the change in fair value of strategic investments. Cash provided by operations was primarily driven by increased deferred revenue of $25.6 million. The increase in deferred revenue is primarily attributable to increased sales. This increase was partially offset by increased prepaid expenses and other assets of $13.3 million and decreased accounts payable, accrued liabilities and other liabilities of $10.4 million. The increase in prepaid expenses and other assets was driven by an increase in prepaid commissions related to higher bookings not yet recognized as revenue, an increase in capitalized cloud computing costs related to an enterprise resource planning system conversion, an increase in right-of-use lease assets, and an increase in income tax receivable as compared to the prior year end.  The decrease in accounts payable, accrued liabilities and other liabilities related primarily to the timing of invoice payments at the end of the current period.

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

Investing activities

Net cash provided by investing activities was $28.6 million during the first six months of 2021. Cash inflows from investing activities included proceeds from held-to-maturity investments of $56.5 million, net of purchases, and $14.5 million of proceeds from the sale of a portion of one of our existing strategic investments. The inflows were partially offset by outflows of $20.5 million for new or incremental strategic minority investments and $21.8 million for the purchase of property and equipment and intangible assets.

We used $146.2 million in investing activities during the first six months of 2020, which was comprised of $133.9 million for the purchase of held-to-maturity investments, net of proceeds, $4.7 million for an equity investment in an unconsolidated affiliate, and $7.7 million for the purchase of property and equipment and intangible assets, which was partially offset by proceeds from the disposal of property and equipment of less than $0.1 million.

Financing activities

Net cash used in financing activities was $10.3 million during the first six months of 2021 and was attributable to the payment of income and payroll taxes on behalf of employees who net-settled stock awards during the period.

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

Off-Balance Sheet Arrangements

The discussion under the heading off-balance sheet arrangements in Note 12 of the notes to our condensed consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated by reference herein.

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

Stock-based compensation expense associated with the CEO Performance Award and XSPP is recognized over the requisite service period, which is defined as the longest explicit, implicit or derived service period, based on management’s estimate of the probability and timing of the performance criteria being satisfied, adjusted at each balance sheet date. Expense recognition begins at the point in time when the relevant operational goal is considered probable of being met. The probability of attaining an operational goal and the expected attainment date for meeting a probable operational goal are based on a subjective assessment of our forward-looking financial projections, taking into consideration statistical analysis when considered appropriate. The statistical model and the assessment that determine the estimated attainment dates are subject to a number of estimated inputs, including expected volatility rates, management’s forward-looking financial projections, in particular for operational goals that are anticipated to be attained in the near future, and adjustment of other estimates based on the passage of time.

Beginning with the three months ended June 30, 2021, management discontinued consideration of the statistical model based on actual and anticipated attainment of the remaining operational goals. During the six months ended June 30, 2021, we recorded an additional $158.7 million in stock-based compensation expense as a result of updated estimates for the CEO Performance Award and eXponential Stock Performance Plan.

We have granted a total of 15.0 million performance-based awards (options and restricted stock units) of which 10.5 million are outstanding as of June 30, 2021, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance and market capitalization. Compensation expense for performance awards will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of the fair value of the awards and timing of recognition of stock-based compensation and consequently, the related amount recognized in our condensed consolidated statements of operations and comprehensive income (loss).

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

A majority of our customers are governmental agencies. Due to municipal government funding rules, certain of our contracts are subject to appropriation, termination for convenience, or similar cancellation clauses, which could allow our customers to cancel or not exercise options to renew contracts in the future. Economic slowdowns that negatively affect municipal tax collections and put pressure on law enforcement may increase this risk and negatively impact the realizability of our accounts and notes receivable and contract assets. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and recorded an additional credit loss reserve of approximately $1.0 million as of June 30, 2021.

Based on the balances of our financial instruments as of June 30, 2021, a hypothetical 25 percent increase in expected credit loss rates across all pools would result in a $0.8 million increase in the allowance for expected credit losses.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, and corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. Based on investment positions as of June 30, 2021, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $1.4 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Additionally, we have access to a $50.0 million line of credit borrowing facility which bears interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to EBITDA ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $6.1 million at June 30, 2021. At June 30, 2021, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $43.9 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.   Other Information

Item 5.03  Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

              At the Company’s Annual Meeting of Shareholders, held on May 27, 2021, our shareholders approved an amendment to our Amended and Restated Certificate of Incorporation (the “Certificate”) to increase the maximum size of the Board of Directors from 9 to 11 directors.

To give effect to this amendment, on August 4, 2021, the Company filed a certificate of amendment (the “Certificate of Amendment”) to the Certificate with the Secretary of State of the State of Delaware.  A copy of the Certificate of Amendment is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6.    Exhibits

3.1*	Amended and Restated Certificate of Incorporation
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company’s Quarterly Report for the quarter ended June 30, 2021, formatted in Inline XBRL

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	August 6, 2021
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2021	By:	/s/ JAWAD A. AHSAN
Chief Financial Officer
(Principal Financial and
Accounting Officer)