Form 10-Q
period 2021-09-30
AXON ENTERPRISE, INC.
filed 2021-11-15
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021 or
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

The number of shares of the registrant’s common stock outstanding as of November 10, 2021 was 68,467,571.

AXON ENTERPRISE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

Page
Special Note Regarding Forward-Looking Statements	ii

PART I - FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2021 and 2020	2
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three Months and Nine Months Ended September 30, 2021 and 2020	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	46
Item 4. Controls and Procedures	47
PART II - OTHER INFORMATION	47
Item 1. Legal Proceedings	47
Item 1A. Risk Factors	47
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3. Defaults Upon Senior Securities	48
Item 4. Mine Safety Disclosures	48
Item 5. Other Information	48
Item 6. Exhibits	49
SIGNATURES	50

Special Note Regarding Forward-Looking Statements

This Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions and strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed products and services and related development efforts and activities; our projected revenue and capital expenditures for the full year 2021; expectations about the market for our current and future products and services; the impact of pending litigation; strategies and trends relating to subscription plan programs and revenues; our anticipation that contracts with governmental customers will be fulfilled; strategies and trends, including the benefits of, research and development investments; the sufficiency of our liquidity and financial resources; expectations about customer behavior; the impact on our investment portfolio of changes in interest rates; our potential use of foreign currency forward and option contracts; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; statements of management’s strategies, goals and objectives and other similar expressions; as well as the ultimate resolution of financial statement items requiring critical accounting estimates, including those set forth in our Form 10-K for the year ended December 31, 2020. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. However, not all forward-looking statements contain these identifying words.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AXON ENTERPRISE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$281,691	$155,440
Marketable securities	83,340	—
Short-term investments	216,557	406,525
Accounts and notes receivable, net of allowance of $2,425 and $2,105 as of September 30, 2021 and December 31, 2020, respectively	265,267	229,201
Contract assets, net	130,976	63,945
Inventory	93,279	89,958
Prepaid expenses and other current assets	52,710	36,883
Total current assets	1,123,820	981,952
Property and equipment, net	128,808	105,494
Deferred tax assets, net	104,169	45,770
Intangible assets, net	7,426	9,448
Goodwill	25,571	25,205
Long-term investments	49,431	90,681
Long-term notes receivable, net of current portion	12,621	22,457
Long-term contract assets, net	43,394	20,099
Strategic investments	58,520	11,711
Other assets	91,627	68,206
Total assets	$1,645,387	$1,381,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,418	$24,142
Accrued liabilities	88,894	59,843
Current portion of deferred revenue	250,651	163,959
Customer deposits	6,118	2,956
Other current liabilities	6,809	5,431
Total current liabilities	379,890	256,331
Deferred revenue, net of current portion	111,892	111,222
Liability for unrecognized tax benefits	4,580	4,503
Long-term deferred compensation	5,125	4,732
Deferred tax liability, net	155	649
Other long-term liabilities	29,842	27,331
Total liabilities	531,484	404,768
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 67,577,868 and 63,766,555 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	1,147,478	962,159
Treasury stock at cost, 20,220,227 shares as of September 30, 2021 and December 31, 2020	(155,947)	(155,947)
Retained earnings	123,391	169,901
Accumulated other comprehensive income (loss)	(1,020)	141
Total stockholders’ equity	1,113,903	976,255
Total liabilities and stockholders’ equity	$1,645,387	$1,381,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales from products	$165,803	$120,091	$463,116	$326,134
Net sales from services	66,186	46,351	182,687	128,729
Net sales	231,989	166,442	645,803	454,863
Cost of product sales	71,336	57,798	195,253	150,507
Cost of service sales	16,086	10,404	44,701	29,331
Cost of sales	87,422	68,202	239,954	179,838
Gross margin	144,567	98,240	405,849	275,025
Operating expenses:
Sales, general and administrative	99,295	74,443	403,554	209,763
Research and development	42,382	29,246	143,352	85,187
Total operating expenses	141,677	103,689	546,906	294,950
Income (loss) from operations	2,890	(5,449)	(141,057)	(19,925)
Interest and other income (expense), net	(5,530)	2,040	36,896	4,594
Loss before provision for income taxes	(2,640)	(3,409)	(104,161)	(15,331)
Provision for (benefit from) income taxes	(51,164)	(2,536)	(57,651)	12,227
Net income (loss)	$48,524	$(873)	$(46,510)	$(27,558)
Net income (loss) per common and common equivalent shares:
Basic	$0.73	$(0.01)	$(0.71)	$(0.45)
Diluted	$0.67	$(0.01)	$(0.71)	$(0.45)
Weighted average number of common and common equivalent shares outstanding:
Basic	66,192	63,496	65,139	61,159
Diluted	72,441	63,496	65,139	61,159
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$48,524	$(873)	$(46,510)	$(27,558)
Foreign currency translation adjustments	(793)	1,238	(1,161)	(456)
Comprehensive income (loss)	$47,731	$365	$(47,671)	$(28,014)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2020	63,766,555	$1	$962,159	20,220,227	$(155,947)	$169,901	$141	$976,255
Issuance of common stock under employee plans, net	906,536	—	(7,045)	—	—	—	—	(7,045)
Stock-based compensation	—	—	89,610	—	—	—	—	89,610
Net loss	—	—	—	—	—	(47,917)	—	(47,917)
Foreign currency translation adjustments	—	—	—	—	—	—	1	1
Balance, March 31, 2021	64,673,091	$1	$1,044,724	20,220,227	$(155,947)	$121,984	$142	$1,010,904
Issuance of common stock under employee plans, net	1,001,255	—	(3,268)	—	—	—	—	(3,268)
Stock-based compensation	—	—	137,549	—	—	—	—	137,549
Net loss	—	—	—	—	—	(47,117)	—	(47,117)
Foreign currency translation adjustments	—	—	—	—	—	—	(369)	(369)
Balance, June 30, 2021	65,674,346	$1	$1,179,005	20,220,227	$(155,947)	$74,867	$(227)	$1,097,699
Issuance of common stock	577,956		105,615	—	—	—	—	105,615
Issuance of common stock under employee plans, net	1,325,566	—	(172,204)	—	—	—	—	(172,204)
Stock-based compensation	—	—	35,062	—	—	—	—	35,062
Net income	—	—	—	—	—	48,524	—	48,524
Foreign currency translation adjustments	—	—	—	—	—	—	(793)	(793)
Balance, September 30, 2021	67,577,868	$1	$1,147,478	20,220,227	$(155,947)	$123,391	$(1,020)	$1,113,903

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2019	59,497,759	$1	$528,272	20,220,227	$(155,947)	$172,265	$(1,096)	$543,495
Cumulative effect of applying a change in accounting principle, net of tax	—	—	—	—	—	(640)	—	(640)
Issuance of common stock under employee plans, net	315,404	—	(5,162)	—	—	—	—	(5,162)
Stock-based compensation	—	—	20,195	—	—	—	—	20,195
Net income	—	—	—	—	—	4,074	—	4,074
Foreign currency translation adjustments	—	—	—	—	—	—	(2,372)	(2,372)
Balance, March 31, 2020	59,813,163	$1	$543,305	20,220,227	$(155,947)	$175,699	$(3,468)	$559,590
Issuance of common stock	3,450,000	—	306,779	—	—	—	—	306,779
Issuance of common stock under employee plans, net	134,571	—	(310)	—	—	—	—	(310)
Stock-based compensation	—	—	33,835	—	—	—	—	33,835
Issuance of common stock for business combination contingent consideration	70,613	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(30,759)	—	(30,759)
Foreign currency translation adjustments	—	—	—	—	—	—	678	678
Balance, June 30, 2020	63,468,347	$1	$883,609	20,220,227	$(155,947)	$144,940	$(2,790)	$869,813
Issuance of common stock under employee plans, net	79,734	—	(1,119)	—	—	—	—	(1,119)
Stock-based compensation	—	—	26,094	—	—	—	—	26,094
Net loss	—	—	—	—	—	(873)	—	(873)
Foreign currency translation adjustments	—	—	—	—	—	—	1,238	1,238
Balance, September 30, 2020	63,548,081	$1	$908,584	20,220,227	$(155,947)	$144,067	$(1,552)	$895,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(46,510)	$(27,558)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,420	8,944
Loss on disposal and abandonment of intangible assets	130	252
Loss on disposal and impairment of property and equipment, net	74	1,429
Net gain on strategic investments and marketable securities	(34,195)	—
Stock-based compensation	262,221	80,124
Deferred income taxes	(58,893)	(11,670)
Unrecognized tax benefits	77	573
Bond premium amortization	4,606	1,830
Noncash lease expense	4,087	2,743
Provision for expected credit losses	615	776
Change in assets and liabilities:
Accounts and notes receivable and contract assets	(118,094)	(48,551)
Inventory	(3,154)	(59,371)
Prepaid expenses and other assets	(28,906)	(4,822)
Accounts payable, accrued and other liabilities	28,528	25,365
Deferred revenue	87,558	34,099
Net cash provided by operating activities	111,564	4,163
Cash flows from investing activities:
Purchases of investments	(362,479)	(516,687)
Proceeds from call / maturity of investments	499,172	287,199
Proceeds from sale of strategic investments	14,546	—
Purchases of property and equipment	(36,501)	(66,023)
Proceeds from disposal of property and equipment	31	94
Purchases of intangible assets	(157)	(177)
Strategic investments	(20,500)	(4,700)
Business acquisition, net of cash acquired	(700)	—
Net cash provided by (used in) investing activities	93,412	(300,294)
Cash flows from financing activities:
Net proceeds from equity offering	105,615	306,779
Proceeds from options exercised	—	295
Income and payroll tax payments for net-settled stock awards	(182,517)	(6,886)
Net cash provided by (used in) financing activities	(76,902)	300,188
Effect of exchange rate changes on cash and cash equivalents	(1,827)	(303)
Net increase in cash and cash equivalents	126,247	3,754
Cash and cash equivalents and restricted cash, beginning of period	155,551	172,355
Cash and cash equivalents and restricted cash, end of period	$281,798	$176,109

Supplemental disclosures:
Cash and cash equivalents	$281,691	$176,000
Restricted cash (Note 1)	107	109
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$281,798	$176,109

Cash paid for income taxes, net of refunds	$5,016	$7,678

Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$1,211	$1,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

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

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2020, as filed on Form 10-K, with the exception of our adoption of certain accounting pronouncements which we describe below. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2020. The results of operations for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

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

Geographic Information and Major Customers / Suppliers

For the three and nine months ended September 30, 2021, no individual country outside the U.S. represented more than 10% of total net sales. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of our customers. For the three and nine months ended September 30, 2021, no customer represented more than 10% of total net sales. At September 30, 2021 and December 31, 2020, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets.

We currently purchase both off the shelf and custom components, including, but not limited to, finished circuit boards, injection-molded plastic components, small machined parts, custom cartridge components, electronic components, and off the shelf sub-assemblies from suppliers located in the U.S., Canada, China, Israel, Republic of Korea, Mexico, Sri Lanka, and Taiwan. Although we currently obtain many of these components from single source suppliers, we own the injection molded component tooling, most of the designs, and the test fixtures used in their production for all custom components. As a result, we believe we could obtain alternative suppliers in most cases without incurring significant production delays. Although we have experienced supply chain disruptions relating to port constraints, we have remained focused on closely managing our supply chain. We continue to bolster our strategic relationships in our supply chain, identifying secondary/alternate sourcing, adjusting build plans accordingly, and building in logistic modes in support of our increasing demand while working to minimize disruption to customers. We acquire most of our components on a purchase order basis and do not have any significant long-term contracts with component suppliers.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator for basic and diluted earnings per share:
Net income (loss)	$48,524	$(873)	$(46,510)	$(27,558)
Denominator:
Weighted average shares outstanding	66,192	63,496	65,139	61,159
Dilutive effect of stock-based awards	6,249	—	—	—
Diluted weighted average shares outstanding	72,441	63,496	65,139	61,159
Anti-dilutive stock-based awards excluded	3,481	12,793	8,920	12,904
Net loss per common share:
Basic	$0.73	$(0.01)	$(0.71)	$(0.45)
Diluted	$0.67	$(0.01)	$(0.71)	$(0.45)

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In October and November 2021, approximately 0.9 million options were exercised under the CEO Performance Award. Refer to Note 11 for further discussion of this award.

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

Changes in our estimated product warranty liabilities were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Balance, beginning of period	$769	$1,476
Utilization of reserve	(582)	(539)
Warranty expense (benefit)	1,176	(192)
Balance, end of period	$1,363	$745

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

We have cash equivalents and investments, which at September 30, 2021 and December 31, 2020 were comprised of money market funds, certificates of deposit, commercial paper, corporate bonds, municipal bonds, and U.S. Government agency bonds. Also included in cash equivalents and investments at December 31, 2020 were U.S. Treasury bills, U.S.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Treasury repurchase agreements and U.S. Treasury inflation-protected securities. See additional disclosure regarding the fair value of our cash equivalents and investments in Note 3. Included in the balance of other assets as of September 30, 2021 and December 31, 2020 was $5.0 million and $4.7 million, respectively, related to corporate-owned life insurance policies which are used to fund our deferred compensation plan. We determine the fair value of insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.

We have an investment in marketable securities, for which changes in fair value are recorded in the consolidated statement of operations as unrealized gain or (loss) on marketable securities, which is included in interest and other income (expense), net.

We have strategic investments in three unconsolidated affiliates. The estimated fair value of the investments was determined based on Level 3 inputs. As of September 30, 2021, management estimated that the fair value of the investments equaled the carrying value.

Our financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.

Restricted Cash

Restricted cash balances as of September 30, 2021 and December 31, 2020 included $0.1 million primarily related to funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. Approximately half of the balance was included in prepaid expenses and other current assets on our condensed consolidated balance sheets, with the remainder included in other assets.

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

In January 2020, the FASB issued ASU No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 (a Consensus of the Emerging Issues Task Force). The guidance clarifies the interaction between ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of Financial Assets and Financial Liabilities and the ASU on equity method investments. ASU 2016-01 provides companies with an alternative to measure certain equity securities without a readily determinable fair value at cost, minus impairment, if any, unless an observable transaction for an identical or similar security occurs. ASU 2020-01 clarifies that for purposes of applying the Topic 321 measurement alternative, an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting under Topic 323, immediately before applying or upon discontinuing the equity method. In addition, this new ASU provides direction that a company should not consider whether the underlying securities would be accounted for under the equity method or the fair value option when it is determining the accounting for certain forward contracts and purchased options, upon either settlement or exercise. Adoption of this ASU on January 1, 2021 did not have a material impact on our consolidated financial statements.

Effective the First Quarter of 2023:

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The guidance improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and certain inconsistencies in application.  Under current GAAP, an acquirer generally recognizes contract assets acquired and liabilities assumed in a business combination at fair value on the acquisition date. The amendments in this update require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications are not material and had no effect on the reported results of operations.

Note 2 - Revenues

Nature of Products and Services

The following tables present our revenues by primary product and service offering (in thousands):

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER 7	$50,641	—	$50,641	$21,702	$—	$21,702
TASER X26P	9,086	—	9,086	9,766	—	9,766
TASER X2	10,078	—	10,078	14,494	—	14,494
TASER Pulse	967	—	967	2,981	—	2,981
Cartridges	39,313	—	39,313	26,335	—	26,335
Axon Body	—	20,862	20,862	—	15,978	15,978
Axon Flex	—	1,488	1,488	—	1,589	1,589
Axon Fleet	—	6,063	6,063	—	4,215	4,215
Axon Dock	—	6,460	6,460	—	5,708	5,708
Axon Evidence and cloud services	2,711	63,272	65,983	692	45,450	46,142
Extended warranties	6,099	8,983	15,082	5,265	6,514	11,779
Other	2,596	3,370	5,966	3,171	2,582	5,753
Total	$121,491	$110,498	$231,989	$84,406	$82,036	$166,442

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER 7	$112,760	—	$112,760	$48,616	$—	$48,616
TASER X26P	28,618	—	28,618	30,338	—	30,338
TASER X2	39,001	—	39,001	45,401	—	45,401
TASER Pulse	4,873	—	4,873	6,374	—	6,374
Cartridges	116,409	—	116,409	76,732	—	76,732
Axon Body	—	60,545	60,545	—	40,645	40,645
Axon Flex	—	3,481	3,481	—	3,452	3,452
Axon Fleet	—	15,073	15,073	—	13,088	13,088
Axon Dock	—	18,889	18,889	—	14,714	14,714
Axon Evidence and cloud services	5,809	175,933	181,742	1,776	126,495	128,271
Extended warranties	17,602	24,632	42,234	15,340	17,707	33,047
Other	7,946	14,232	22,178	6,214	7,971	14,185
Total	$333,018	$312,785	$645,803	$230,791	$224,072	$454,863

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
United States	$192,756	83%	$143,380	86%	$518,050	80%	$368,390	81%
Other countries	39,233	17	23,062	14	127,753	20	86,473	19
Total	$231,989	100%	$166,442	100%	$645,803	100%	$454,863	100%

Contract Balances

The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the nine months ended September 30, 2021 (in thousands):

September 30, 2021
Contract assets, net	$174,370
Contract liabilities (deferred revenue)	362,543
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	145,012

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contract liabilities (deferred revenue) consisted of the following (in thousands):

	September 30, 2021			December 31, 2020
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER	$14,332	$10,763	$25,095	$11,635	$16,953	$28,588
Software and Sensors	19,436	18,850	38,286	13,926	5,025	18,951
	33,768	29,613	63,381	25,561	21,978	47,539
Hardware:
TASER	24,775	9,252	34,027	16,314	14,304	30,618
Software and Sensors	37,398	42,981	80,379	25,181	50,981	76,162
	62,173	52,233	114,406	41,495	65,285	106,780
Services:
TASER	1,993	2,308	4,301	996	1,554	2,550
Software and Sensors	152,717	27,738	180,455	95,907	22,405	118,312
	154,710	30,046	184,756	96,903	23,959	120,862
Total	$250,651	$111,892	$362,543	$163,959	$111,222	$275,181

	September 30, 2021			December 31, 2020
	Current	Long-Term	Total	Current	Long-Term	Total
TASER	$41,100	$22,323	$63,423	$28,945	$32,811	$61,756
Software and Sensors	209,551	89,569	299,120	135,014	78,411	213,425
Total	$250,651	$111,892	$362,543	$163,959	$111,222	$275,181

Remaining Performance Obligations

As of September 30, 2021, we had approximately $2.39 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606 as of September 30, 2021. We expect to recognize between 15% - 20% of this balance over the next twelve months, and generally expect the remainder to be recognized over the following five to seven years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3 - Cash, Cash Equivalents and Investments

The following tables summarize our cash, cash equivalents, marketable securities, and held-to-maturity investments at September 30, 2021 and December 31, 2020 (in thousands):

	As of September 30, 2021
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized		Cash	Marketable	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Securities	Investments	Investments
Cash	$162,478	$—	$—	$162,478	$162,478	$—	$—	$—

Level 1:
Money market funds	119,225	—	—	119,225	119,225	—	—	—
Agency bonds	48,000	49	—	48,049		—	40,000	8,000
Marketable securities	90,000		(6,660)	83,340		83,340	—	—
Subtotal	257,225	49	(6,660)	250,614	119,225	83,340	40,000	8,000

Level 2:
State and municipal obligations	77,764	4	(22)	77,746			72,383	5,381
Certificates of deposit	500	—	—	500	—	—	500	—
Corporate bonds	119,817	76	(95)	119,798	—	—	83,751	36,066
Commercial paper	19,994	—	—	19,994	—	—	19,994	—
Subtotal	218,075	80	(117)	218,038	—		176,628	41,447
Total	$637,778	$129	$(6,777)	$631,130	281,703	83,340	216,628	49,447
Expected credit loss reserve					(12)	—	(71)	(16)
Total, net of reserve for expected credit losses					$281,691	$83,340	$216,557	$49,431

During the quarter ended September 30, 2021, we acquired 9,000,000 shares of common stock of Cellebrite DI Ltd (“CLBT”) with a fair value of $90.0 million. The CLBT common stock is recorded as marketable securities in the accompanying condensed consolidated balance sheets and its fair value is adjusted every reporting period. Changes in fair value are recorded in the consolidated statement of operations as unrealized gain or (loss) on marketable securities, which is included in interest and other income (expense), net. During the three and nine months ended September 30, 2021, we recorded a $6.7 million unrealized loss on marketable securities relating to CLBT.

Because we do not have any history of losses for our held-to-maturity investments, our expected credit loss allowance methodology for held-to-maturity investments is developed using published or estimated credit default rates for similar investments and current and future economic and market conditions. At September 30, 2021 and December 31, 2020, our credit loss reserve for held-to-maturity investments was approximately $0.1 million and $0.2 million, respectively.

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

Note 4 - Expected Credit Losses

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

We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and recorded an additional reserve for credit loss of approximately $1.2 million as of September 30, 2021.

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a roll-forward of the allowance for expected credit losses that is deducted from the amortized cost basis of accounts receivable, notes receivable, and contract assets to present the net amount expected to be collected (in thousands):

	Nine Months Ended September 30, 2021
	United States	Other countries	Total
Balance, beginning of period	$2,902	$474	$3,376
Provision for expected credit losses	687	11	698
Amounts written off charged against the allowance	(54)	-	(54)
Other, including dispositions and foreign currency translation	78	(5)	73
Balance, end of period	$3,613	$480	$4,093

As of September 30, 2021 and December 31, 2020, the allowance for expected credit losses for each type of customer receivable was as follows (in thousands):

	September 30,	December 31,
	2021	2020
Accounts receivable and notes receivable, current	$2,425	$2,105
Contract assets, net	1,409	794
Long-term notes receivable, net of current portion	259	477
Total allowance for expected credit losses on customer receivables	$4,093	$3,376

Note 5 - Inventory

Inventories are stated at the lower of cost, determined on the first-in, first-out (“FIFO”) basis, or net realizable value, net of an inventory valuation allowance. We use a standard cost methodology to determine the cost basis for its inventories. Costs include allocations for materials, labor, and overhead. All variances between actual costs and standard costs are apportioned to inventory and cost of goods sold based upon inventory turnover. We evaluate inventory on a quarterly basis for obsolete or slow-moving items to ascertain if the recorded allowance is reasonable and adequate. Additional provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. Inventory consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$33,951	$39,194
Finished goods	59,328	50,764
Total inventory	$93,279	$89,958

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated
	Useful Life	September 30, 2021	December 31, 2020
Land	N/A	$54,868	$57,052
Building and leasehold improvements	3-39 years	25,025	20,912
Production equipment	3-7 years	44,072	37,539
Computers, equipment and software	3-5 years	13,998	10,889
Furniture and office equipment	5-7 years	6,570	6,954
Vehicles	5 years	2,968	1,980
Website development costs	3 years	204	204
Capitalized internal-use software development costs	3-5 years	11,876	3,670
Construction-in-process	N/A	24,037	13,479
Total cost		183,618	152,679
Less: Accumulated depreciation		(54,810)	(47,185)
Property and equipment, net		$128,808	$105,494

During the three months ended September 30, 2021, we completed an implementation of several phases of our Enterprise Resource Planning (“ERP”) system. Following the implementation, we placed $6.6 million of related software development cost assets into service.

Note 7 - Strategic Investments

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

In conjunction with one of our strategic investments, we have the ability to commit additional capital over time through warrants where the exercisability and exercise prices are conditional on the achievement of certain partnership performance metrics. The amount recorded on our condensed consolidated balance sheets represents the fair value of the preferred stock warrants as of September 30, 2021.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables provide a roll-forward of the balance of strategic investments (in thousands):

	Nine Months Ended September 30, 2021
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

During the nine months ended September 30, 2021, certain of our strategic investees issued new equity to us and/or other investors. These events represented observable price changes for our existing investments and related warrants. Of the total observable price changes, we realized a gain of approximately $12.3 million on the sale of a portion of one of our existing investments. The estimated fair value of the retained existing investments was calculated using valuation techniques that included both observable and unobservable inputs, and was lower than the issue per share of the new equity issued by the strategic investee because of different characteristics of the newly issued equity instruments compared to our existing investments. The valuation techniques included both Level 2 and Level 3 inputs as defined by ASC Topic 820.

Note 8 - Other Long-Term Assets

Other long-term assets consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Cash surrender value of corporate-owned life insurance policies	$4,996	$4,654
Deferred commissions (1)	45,663	32,455
Restricted cash	58	62
Operating lease assets	24,732	22,308
Deferred implementation costs (2)	4,132	—
Prepaid expenses, deposits and other (3)	12,046	8,727
Total other long-term assets	$91,627	$68,206
(1)	Represents the incremental costs of obtaining contracts with customers, which consist primarily of sales commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contracts and amortized consistent with the recognition timing of the revenue for the underlying performance obligations.
(2)	During the three months ended September 30, 2021, we completed an implementation of several software-as-a-service applications supporting our internal operations. Following the implementation, we placed $4.3 million of deferred implementation costs assets related to these applications into service.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(3)	During the three months ended September 30, 2021, we recorded a government grant receivable totaling $0.9 million in connection with the Arizona Qualified Facility Tax Credit (“QFTC”). Of that amount, $0.1 million was deferred to the three months ending December 31, 2021. Because U.S. GAAP does not contain authoritative accounting standards on this topic, we determined it most appropriate to account for the QFTC by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. Under IAS 20, the grant is initially recorded as other assets on the balance sheet and other income is recognized on a systematic basis over the periods in which the qualifying expenses are incurred when we determine that grant assets are no longer contingent. As of September 30, 2021, approximately $0.5 million was recorded in other assets with the remainder recorded in prepaid expenses and other current assets on our condensed consolidated balance sheets.

Note 9 - Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Accrued salaries, benefits and bonus	$59,559	$36,892
Accrued professional, consulting and lobbying fees	5,282	3,055
Accrued warranty expense	1,363	769
Accrued income and other taxes	4,459	3,848
Accrued inventory in transit	6,316	4,597
Other accrued expenses	11,915	10,682
Accrued liabilities	$88,894	$59,843

Note 10 - Income Taxes

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

Deferred Tax Assets

Net deferred income tax assets at September 30, 2021, primarily include R&D tax credits, stock-based compensation expense, deferred revenue, accruals and reserves, and net operating losses, partially offset by accelerated depreciation expense and valuation allowance reserve. Our total net deferred tax assets at September 30, 2021 were $104.0 million.

In preparing our condensed consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating our ability to recover our deferred income tax assets, management considers all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management exercises significant judgment in determining our provision for income taxes, our deferred tax assets and liabilities, and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2021, we have a three-year cumulative pre-tax loss in the U.S. for federal and state tax jurisdictions. Although this fact provides some negative evidence, management continues to believe the positive evidence from projected future earnings outweighs the negative evidence and a valuation allowance is not needed. However, we have Arizona R&D tax credits expiring unutilized each year; therefore, management has concluded that it is more likely than not that our Arizona R&D deferred tax asset will not be realized and a valuation allowance has been recorded against this net asset.

In Australia, we have determined that sufficient deferred tax liabilities will reverse in order to realize all assets except one long-lived intangible where there is not an expectation that the asset may be realized. Therefore, we continue to recognize a partial valuation allowance for Australia.

We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal, Arizona, and California income tax purposes. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $11.4 million as of September 30, 2021. Should the unrecognized benefit of $11.4 million be recognized, our effective tax rate would be favorably impacted. Approximately $7.1 million of the unrecognized tax benefit associated with R&D credits has been netted against the R&D deferred tax asset.

Effective Tax Rate

Our overall effective tax rate for the nine months ended September 30, 2021, after discrete period adjustments, was 55.3%. Before discrete adjustments, the tax rate was (11.8%), which differs from the federal statutory rate, primarily due to the impact of the executive compensation limitation under Internal Revenue Code ("IRC") Section 162(m), partially offset by R&D tax credits, on a projected pre-tax loss for the year. The effective tax rate was favorably impacted by a $70.0 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for restricted stock units (“RSUs”) and performance stock units (“PSUs”) that vested during the nine months ended September 30, 2021.

Note 11 - Stockholders’ Equity

At-the-Market equity offering

During the three months ended September 30, 2021, we sold 577,956 shares of our common stock under our "at-the-market" equity offering program (the “ATM”). We generated approximately $107.6 million in aggregate gross proceeds from sales under the ATM.  Aggregate net proceeds from the ATM were $105.6 million after deducting related expenses, including commissions to the sales agent of $1.6 million and issuance costs of $0.3 million.

We may sell up to a total of 3.0 million shares of our common stock under the ATM. The ATM expires on April 20, 2024. We intend to use the net proceeds from this offering for general corporate purposes, which may include, among other things, providing capital to satisfy a portion of the tax obligations related to the vesting and settlement of stock compensation awards granted to our executive officers and other employees under our stock incentive plans, to support our growth, and to acquire or invest in product lines, products, services, technologies or facilities.

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

CEO Performance Award

On May 24, 2018, our stockholders approved the Board of Directors’ grant of 6,365,856 stock option awards to Patrick W. Smith, our CEO (the “CEO Performance Award”). The CEO Performance Award consists of 12 vesting tranches with a vesting schedule based entirely on the attainment of both operational goals (performance conditions) and market capitalization goals (market conditions), assuming continued employment either as the CEO or as both Executive Chairman and Chief Product Officer and service through each attainment date. Each of the 12 vesting tranches of the CEO Performance Award have a 10-year contractual term and will vest upon certification by the Compensation Committee of the Board of Directors that both (i) the market capitalization goal for such tranche, which begins at $2.5 billion for the first tranche and increases by increments of $1.0 billion thereafter, and (ii) any one of the following eight operational goals focused on revenue or eight operational goals focused on Adjusted EBITDA have been met for the previous four consecutive fiscal quarters. Adjusted EBITDA for purposes of the CEO Performance Award ("Adjusted EBITDA (CEO Performance Award)") is defined as net income (loss) attributable to common stockholders before interest expense, interest and other income (such as dividends) earned on investments in marketable securities, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense.

Eight Separate Adjusted EBITDA (CEO
Eight Separate Revenue Goals (1)	Performance Award) Goals
(in thousands)	(in thousands)
Goal #1, $710,058	Goal #9, $125,000
Goal #2, $860,058	Goal #10, $155,000
Goal #3, $1,010,058	Goal #11, $175,000
Goal #4, $1,210,058	Goal #12, $190,000
Goal #5, $1,410,058	Goal #13, $200,000
Goal #6, $1,610,058	Goal #14, $210,000
Goal #7, $1,810,058	Goal #15, $220,000
Goal #8, $2,010,058	Goal #16, $230,000
(1)	In connection with the business acquisition that was completed during the three months ended September 30, 2018, the revenue goals were adjusted for the acquiree’s Target Revenue, as defined in the CEO Performance Award agreement.

As of September 30, 2021, the following operational goals were achieved, with vesting of the related tranches pending certification by the Compensation Committee:

●	Adjusted EBITDA (CEO Performance Award) of $230 million; and
●	Total revenue of $860.1 million

As of September 30, 2021, the following operational goals were considered probable of achievement:

●	Total revenue of $1,010.1 million and $1,210.1 million

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2021, the following operational goals were previously achieved and the related tranches vested:

●	Adjusted EBITDA (CEO Performance Award) of $125.0 million, $155.0 million, $175 million, $190 million, $200 million, $210 million, and $220 million.
●	Total revenue of $710.1 million

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

The first nine market capitalization goals have been achieved as of September 30, 2021. As of September 30, 2021, 4.2 million stock options have been certified by the Compensation Committee and vested. As twelve operational goals have been achieved or are considered probable of achievement, we recorded stock-based compensation expense of $219.5 million related to the CEO Performance Award from the grant date through September 30, 2021. The number of stock options that would vest related to the remaining unvested tranches is approximately 1.6 million shares. As of September 30, 2021, we had $26.5 million of total unrecognized stock-based compensation expense for the performance goals that were considered probable of achievement, which will be recognized over a weighted-average period of 1.53 years.

eXponential Stock Performance Plan

On February 12, 2019, our shareholders approved the 2019 Stock Incentive Plan (the “2019 Plan”), which was adopted by the Board of Directors to reserve a sufficient number of shares to facilitate our eXponential Stock Performance Plan (“XSPP”) and grants of eXponential Stock Units (“XSUs”) under the plan. Initial awards under the plan were granted in January 2019, with additional employee awards granted since that date. During the three and nine months ended September 30, 2021 we granted an additional eight thousand and forty thousand XSUs, respectively.

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

The market capitalization and operational goals are identical to the CEO Performance Award, but a different number of shares is used to calculate the market capitalization goals if shares outstanding exceed the XSU Maximum. Additionally, because the grant date is different than that of the CEO Performance Award, the measurement period for market capitalization is not identical. As of September 30, 2021, actual shares outstanding exceeded the XSU Maximum as a result of the common stock offering completed in June 2020. Accordingly, market capitalization as calculated for the purposes of achieving additional goals uses the lower XSU Maximum share amount rather than actual shares outstanding.

The first eight market capitalization goals had been achieved as of September 30, 2021, and the ninth market capitalization goal was achieved in October 2021. The first XSU tranche vested in March 2021, the second and third tranches vested in May 2021, and five tranches vested in September 2021. As all twelve operational goals have been achieved or are considered probable of achievement, we recorded stock-based compensation expense of $161.4 million related to the XSU awards from their respective grant dates through September 30, 2021. The number of XSU awards that would vest related to the remaining four tranches is approximately 1.8 million shares. As of September 30, 2021, we had $34.6 million of total unrecognized stock-based compensation expense, which will be recognized over a weighted-average period of 2.12 years.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2021 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	1,107	$76.10
Granted	205	166.29
Released	(348)	55.16
Forfeited	(108)	96.25
Units outstanding, end of period	856	103.70	$149,875

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $175.02 per share, multiplied by the number of RSUs outstanding. As of September 30, 2021, there was $63.7 million in unrecognized compensation costs related to RSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 2.14 years. RSUs are released when vesting requirements are met.

Certain RSUs that vested in the nine months ended September 30, 2021 were net-share settled such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to RSUs were fifty one thousand and had a value of $8.5 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Performance Stock Units

The following table summarizes PSU activity, inclusive of XSUs, for the nine months ended September 30, 2021 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	5,618	$35.71
Granted	236	54.16
Released	(3,896)	36.50
Forfeited	(77)	38.46
Units outstanding, end of period	1,881	36.29	$329,211

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $175.02 per share, multiplied by the number of PSUs outstanding. As of September 30, 2021, there was $38.3 million in unrecognized compensation costs related to PSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the PSUs over a weighted average period of 2.10 years. PSUs are released when vesting requirements are met.

As of September 30, 2021, the performance criteria had been met for approximately four thousand of the 1.9 million PSUs outstanding.

On March 8, May 17, and September 9, 2021, the Compensation Committee of our Board of Directors approved waivers of the holding period requirements for each XSPP participant who is an Arizona resident and elected to receive XSUs in lieu of On-Target Earnings. This waiver releases the holding period requirements to allow participants the ability to choose to sell a portion of their vested shares to satisfy new income tax obligations pursuant to Arizona Proposition 208, which was passed in the November 2020 state-wide election. This waiver applied to approximately 4% of the XSUs for the impacted participants which vested on March 8, May 17 and September 9, 2021, amounting to approximately 99 thousand shares. The remainder of the shares not sold to satisfy tax obligations are subject to a 2.5 year minimum holding period. We accounted for this change as a Type I modification under ASC 718 since there was no impact on attainment of the operational or market capitalization goals. We recognized additional stock-based compensation expense of $1.9 million and $2.8 million for the three months and nine months ended September 30, 2021, respectively, because of this modification.

Certain PSUs that vested in the nine months ended September 30, 2021 were net-share settled such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to PSUs were approximately 1.0 million and had a value of $174.0 million on their respective vesting dates as determined by the closing stock price on such dates. Of this amount, approximately 0.9 million related to the release of tranches four through eight of the XSPP.  Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2021 (number of units and aggregate intrinsic value in thousands):

Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual	Aggregate
	Options	Price	Life (years)	Intrinsic Value
Options outstanding, beginning of year	6,366	$28.58
Granted	—	—
Exercised	—	—
Expired / terminated	—	—
Options outstanding, end of period	6,366	28.58	6.41	$932,216
Options exercisable, end of period	4,774	28.58	6.41	699,162

Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock of $175.02 on September 30, 2021. There were no options exercised for the nine months ended September 30, 2021. The intrinsic value of options exercised for the nine months ended September 30, 2020 was $5.1 million. As of September 30, 2021, total options outstanding included 1.6 million unvested performance-based stock options, which relate to the CEO Performance Award and are probable of achievement. In October and November 2021, approximately 0.9 million options were exercised under the CEO Performance Award.

Stock-based Compensation Expense

The following table summarizes the composition of stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of products sold and services delivered	$1,112	$744	$4,439	$2,170
Sales, general and administrative expenses	25,969	19,117	211,073	60,853
Research and development expenses	7,981	6,233	46,709	17,101
Total stock-based compensation expense	$35,062	$26,094	$262,221	$80,124

Stock Incentive Plan

In February 2019, our shareholders approved the 2019 Plan authorizing an additional 6.0 million shares, plus remaining available shares under prior plans, for issuance under the new plan. Combined with the legacy stock incentive plans, there are 1.6 million shares available for grant as of September 30, 2021.

Stock Repurchase Plan

In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. During the nine months ended September 30, 2021 and 2020, no common shares were purchased under the program. As of September 30, 2021, $16.3 million remains available under the plan for future purchases. Any future purchases will be discretionary.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12 - Line of Credit

We have a $50.0 million unsecured revolving line of credit with a domestic bank, of which $20.0 million is available for letters of credit. The credit agreement matures on December 31, 2023 and has an accordion feature which allows for an increase in the total line of credit up to $100.0 million, subject to certain conditions, including the availability of additional bank commitments.

At September 30, 2021 and December 31, 2020, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of September 30, 2021, we had letters of credit outstanding of approximately $6.1 million under the facility and available borrowing of $43.9 million, excluding amounts available under the accordion feature. Advances under the line of credit bear interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.

We are required to comply with a maximum funded debt to EBITDA ratio of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At September 30, 2021, our funded debt to EBITDA ratio was 0.00 to 1.00.

Note 13 - Commitments and Contingencies

Product Litigation

As a manufacturer of weapons and other law enforcement tools used in high-risk field environments, we are often the subject of products liability litigation concerning the use of our products.  We are currently named as a defendant in two lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CED was used by law enforcement officers in connection with arrests or training. While the facts vary from case to case, these product liability claims typically allege defective product design, manufacturing, and/or failure to warn.  They seek compensatory and sometimes punitive damages, often in unspecified amounts.

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

U.S. Federal Trade Commission Litigation

The U.S. Federal Trade Commission (“FTC”) filed an enforcement action on January 3, 2020 regarding Axon’s May 2018 acquisition of Vievu LLC from Safariland LLC. The FTC alleges the merger was anticompetitive and adversely affected the body worn camera (“BWC”) and digital evidence management systems (“DEMS”) market for “large metropolitan police departments.” The administrative hearing is presently stayed pending Axon’s Supreme Court challenge (see below). If ultimately successful, the FTC may require Axon to divest Vievu and other assets or take other remedial measures, any of which could be material to Axon. We are vigorously defending the matter. At this time, we cannot predict the eventual scope, duration, or outcome of the proceeding and accordingly we have not recorded any liability in the accompanying consolidated financial statements.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prior to the FTC’s enforcement action, Axon sued the FTC in federal court in the District of Arizona for declaratory and injunctive relief alleging the FTC’s structure and administrative processes violate Article II of the U.S. Constitution and our Fifth Amendment rights to due process and equal protection. The district court dismissed the action, without prejudice, for lack of jurisdiction. The Ninth Circuit affirmed in a split decision but granted Axon’s motion to stay the appellate mandate pending the filing of its petition for certiorari with the U.S. Supreme Court. That petition was filed July 20, 2021 and is now fully briefed. The FTC’s administrative case will remain stayed pending resolution of the Supreme Court proceedings.

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

Based on our assessment of outstanding litigation and claims as of September 30, 2021, we have determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

Off-Balance Sheet Arrangements

Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At September 30, 2021, we had outstanding letters of credit of $6.1 million that are expected to expire in June 2022. We also had outstanding letters of credit and bank guarantees of $1.5 million that do not draw against our credit facility. The outstanding letters of credit are expected to expire in March 2022 and May 2022. Additionally, we had $21.5 million of outstanding surety bonds at September 30, 2021, with $3.5 million expiring in 2022, $7.5 million expiring in 2023 and the remaining $10.5 million expiring in 2024.

Note 14 - Employee Benefit Plans

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

Our matching contributions for all defined contribution plans were $1.7 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively, and $5.6 million and $4.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 15 - Segment Data

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

Information relative to our reportable segments was as follows (in thousands):

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
Net sales from products	$118,569	$47,234	$165,803	$83,517	$36,574	$120,091
Net sales from services	2,922	63,264	66,186	889	45,462	46,351
Net sales	121,491	110,498	231,989	84,406	82,036	166,442
Cost of product sales	41,554	29,782	71,336	31,297	26,501	57,798
Cost of service sales	—	16,086	16,086	—	10,404	10,404
Cost of sales	41,554	45,868	87,422	31,297	36,905	68,202
Gross margin	$79,937	$64,630	$144,567	$53,109	$45,131	$98,240

Research and development	$10,476	$31,906	$42,382	$3,355	$25,891	$29,246

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
Net sales from products	$326,508	136,608	$463,116	$228,569	97,565	$326,134
Net sales from services	6,510	176,177	182,687	2,222	126,507	128,729
Net sales	333,018	312,785	645,803	230,791	224,072	454,863
Cost of product sales	112,200	83,053	195,253	88,787	61,720	150,507
Cost of service sales	145	44,556	44,701	—	29,331	29,331
Cost of sales	112,345	127,609	239,954	88,787	91,051	179,838
Gross margin	$220,673	$185,176	$405,849	$142,004	$133,021	$275,025

Research and development	$32,032	$111,320	$143,352	$10,149	$75,038	$85,187

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2021, and results of operations for the three and nine months ended September 30, 2021 and 2020, should be read in conjunction with the condensed consolidated financial statements and related notes included in this Report on Form 10-Q and the audited consolidated financial statements and related notes in our 2020 Annual Report on Form 10-K filed with the SEC on February 26, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2020 Annual Report on Form 10-K. See also "Special Note Regarding Forward-Looking Statements" on page ii of this Report on Form 10-Q.

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

Our revenues for the three months ended September 30, 2021 were $232.0 million, an increase of $65.5 million, or 39.4%, from the comparable period in the prior year. We had income from operations of $2.9 million compared to a loss of $5.4 million for the same period in the prior year. Gross margin improved compared to the three months ended September 30, 2020, reflecting strong demand for our premium TASER offerings and manufacturing cost improvement. Operating expenses increased $38.0 million, reflecting an increase of $8.0 million in stock-based compensation expense related to the CEO Performance Award and XSPP and an increase of $20.9 million in salaries, benefits and bonus expense. For the three months ended September 30, 2021, we recorded net income of $48.5 million, which reflected an income tax benefit of $51.2 million and an unrealized loss of $6.7 million on marketable securities related to our investment in CLBT, compared to net loss of $0.9 million for the comparable period in the prior year.

Our revenues for the nine months ended September 30, 2021 were $645.8 million, an increase of $190.9 million, or 42.0%, from the comparable period in the prior year. We had a loss from operations of $141.1 million compared to $19.9 million for the same period in the prior year. Gross margin improved compared to the nine months ended September 30, 2020 as a result of product mix, reflecting strong demand for our premium TASER offerings and manufacturing cost improvement. Operating expenses increased $252.0 million, reflecting an increase of $170.1 million in stock-based compensation expense related to the CEO Performance Award and XSPP and an increase of $53.2 million in salaries, benefits, and bonus expense. For the nine months ended September 30, 2021, we recorded a net loss of $46.5 million, which reflected an income tax benefit of $57.7 million and a gain of $40.9 million related to observable price changes for our investments in certain unconsolidated affiliates and related warrants, partially offset by an unrealized loss of $6.7 million on marketable securities related to our investment in CLBT, compared to net loss of $27.6 million for the comparable period in the prior year.

Outlook

For the year ending December 31, 2021, we expect revenue in the range of $840 million to $850 million. This guidance reflects our expectation that approximately $30 million in TASER segment revenue previously expected to be recorded in the three months ending December 31, 2021 will shift into the first half of 2022 due to the delayed receipt of a manufacturing component for our TASER 7 devices.  Our expectation for capital expenditures of approximately $65 million to $70 million in 2021 remains unchanged.

Total Addressable Market

Axon has raised our total addressable market (TAM) projections from $27.0 billion to $51.6 billion, reflecting a 91.1% increase. This update is largely based on introducing new products, selling into new customer segments and adding sales channels to new geographic regions. Specifically, our two newest drivers of TAM growth are justice software and consumer safety.

Justice: Axon’s expansion into justice software is a natural evolution of our market-leading cloud-hosted digital evidence management software category. Specifically, we are developing software to help prosecutors and defense attorneys streamline the discovery process. Not only is our goal to save attorneys time, but also to shorten the time people are jailed awaiting trial. We expect to share more in the coming months around product launch and customer announcements.

Consumer: We see opportunity to create more effective and reliable personal protection for private individuals, and, thus, our consumer business is a growing area of investment. Our current market penetration in consumer is virtually nil. Historically, our law enforcement and consumer devices have relied upon separate platforms. To drive greater efficiency and reliability, our next generation consumer and law enforcement devices will leverage much of the same core technology. We also plan to offer personal safety solutions, including a consumer-focused smartphone app, and expect to share more details over the coming quarters.

COVID-19

The COVID-19 pandemic has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. As an essential provider of products and services for law enforcement and other first responders, we remain focused on protecting the health and wellbeing of our employees while assuring the continuity of our business operations.

We have taken a number of actions in response to the pandemic, as described in our Annual Report on Form 10-K. In April and May 2021, we hosted several onsite vaccination clinics for our employees and their family members. In September 2021, the U.S. federal government issued guidance on previously announced COVID-19 vaccination requirements for large U.S. employers. Consistent with this guidance, we announced in October 2021 that the federal vaccine mandate would require all of our U.S.-based employees and contractors to be vaccinated, without the provision of a regular testing alternative. Employees may request a reasonable accommodation for medical or religious reasons.

We elected to participate in the social security deferral program offered under the Coronavirus Aid, Relief, and Economic Security Act, whereby we deferred payment of the employer portion of all social security taxes that would otherwise have been payable from March 27, 2020 through December 31, 2020. Payment of the deferred amount is due 50% on December 31, 2021 and 50% on December 31, 2022.

Results of Operations

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended September 30,
	2021		2020
Net sales from products	$165,803	71.5%	$120,091	72.2%
Net sales from services	66,186	28.5	46,351	27.8
Net sales	231,989	100.0	166,442	100.0
Cost of product sales	71,336	30.7	57,798	34.7
Cost of service sales	16,086	6.9	10,404	6.3
Cost of sales	87,422	37.6	68,202	41.0
Gross margin	144,567	62.4	98,240	59.0
Operating expenses:
Sales, general and administrative	99,295	42.8	74,443	44.7
Research and development	42,382	18.3	29,246	17.6
Total operating expenses	141,677	61.1	103,689	62.3
Income (loss) from operations	2,890	1.3	(5,449)	(3.3)
Interest and other income (expense), net	(5,530)	(2.4)	2,040	1.3
Loss before provision for income taxes	(2,640)	(1.1)	(3,409)	(2.0)
Provision for (benefit from) income taxes	(51,164)	(22.0)	(2,536)	(1.5)
Net income (loss)	$48,524	20.9%	$(873)	(0.5)%

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended September 30,
	2021		2020
United States	$192,756	83%	$143,380	86%
Other countries	39,233	17	23,062	14
Total	$231,989	100%	$166,442	100%

International revenue increased compared to the prior year comparable period, driven primarily by increased sales in the Americas and Europe, the Middle East, and Africa (“EMEA”) regions.

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended September 30,				Dollar	Percent
	2021		2020		Change	Change
TASER segment:
TASER 7	$50,641	21.8%	$21,702	13.0%	$28,939	133.3%
TASER X26P	9,086	3.9	9,766	5.9	(680)	(7.0)
TASER X2	10,078	4.3	14,494	8.7	(4,416)	(30.5)
TASER Pulse	967	0.4	2,981	1.8	(2,014)	(67.6)
Cartridges	39,313	16.9	26,335	15.8	12,978	49.3
Axon Evidence and cloud services	2,711	1.2	692	0.4	2,019	291.8
Extended warranties	6,099	2.6	5,265	3.2	834	15.8
Other	2,596	1.3	3,171	1.9	(575)	(18.1)
Total TASER segment	121,491	52.4	84,406	50.7	37,085	43.9
Software and Sensors segment:
Axon Body	20,862	9.0	15,978	9.6	4,884	30.6
Axon Flex	1,488	0.6	1,589	1.0	(101)	(6.4)
Axon Fleet	6,063	2.6	4,215	2.5	1,848	43.8
Axon Dock	6,460	2.8	5,708	3.4	752	13.2
Axon Evidence and cloud services	63,272	27.3	45,450	27.3	17,822	39.2
Extended warranties	8,983	3.9	6,514	3.9	2,469	37.9
Other	3,370	1.4	2,582	1.6	788	30.5
Total Software and Sensors segment	110,498	47.6	82,036	49.3	28,462	34.7
Total net sales	$231,989	100.0%	$166,442	100.0%	$65,547	39.4%

Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Three Months Ended September 30,		Unit	Percent
	2021	2020	Change	Change
TASER 7	36,350	15,908	20,442	128.5
TASER X26P	6,596	8,119	(1,523)	(18.8)
TASER X2	5,562	10,078	(4,516)	(44.8)
TASER Pulse	3,232	12,811	(9,579)	(74.8)
Cartridges	1,327,971	852,980	474,991	55.7
Axon Body	58,248	62,873	(4,625)	(7.4)
Axon Flex	3,390	3,175	215	6.8
Axon Fleet	2,753	2,396	357	14.9
Axon Dock	8,556	9,165	(609)	(6.6)

Net sales for the TASER segment increased 43.9% primarily due to an increase of $28.9 million in TASER 7 devices and $13.0 million in cartridge revenue. We continue to see a shift to purchases of our latest generation device, TASER 7, from legacy devices. The increases in TASER 7 revenue and cartridge revenue were due to increased unit sales. Revenue was also impacted by higher average selling prices for TASER devices other than TASER 7, for which the average selling price remained stable. Offsetting the increases were decreased unit sales for our legacy TASER devices. In May, we began taking orders for our new wireless Virtual Reality (VR) Simulator Training. While revenues for this product were less than $0.2 million during the period, future contracted revenues for VR products grew to over $20.0 million.

Net sales for the Software and Sensors segment increased 34.7% during the three months ended September 30, 2021 as we continued to add users and associated devices to our network. The increase in the aggregate number of users drove the majority of the increase in Axon Evidence revenue of $17.8 million. Increases in the average selling price of our

Axon Body 3 camera drove the $5.6 million increase in Axon Body and Axon Dock revenue and were partially offset by a decrease in total Axon Body units. The increase in the aggregate number of users and devices also resulted in increased extended warranty revenues of $2.5 million. The $1.8 million increase in Axon Fleet revenue was primarily driven by higher unit sales, as well as an increase in average selling price. Our newest Fleet product, Axon Fleet 3, which includes automated license plate reader technology, began shipping on June 30, 2021.

We consider total company future contracted revenues a forward-looking performance indicator. As of September 30, 2021, we had approximately $2.39 billion of total company future contracted revenue, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. We expect to recognize between 15% - 20% of this balance over the next twelve months, and expect the remainder to be recognized over the following five to seven years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Cost of Product and Service Sales

Within the TASER segment, cost of product and service sales increased to $41.6 million for the three months ended September 30, 2021 from $31.3 million for the same period in 2020, primarily related to higher unit sales. Cost as a percentage of sales decreased to 34.2% from 37.1%. The improvement was mainly attributable to a combination of manufacturing cost improvement and strong demand for our premium TASER offerings. We are building manufacturing capacity to support our TASER device and cartridge manufacturing lines in response to growing international and federal demand and an increased install base.

Investments in manufacturing capacity so far in 2021 have resulted in an approximately 40% capacity increase in TASER 7 propulsion module and cartridge line production capacity, combined with greater per-person efficiency that will generate over $1.0 million in gross cost annual run rate savings on the TASER 7. Across all products, manufacturing improvements have contributed over $4.0 million in gross cost savings in 2021. Segment gross margins may continue to fluctuate based on customer and product mix. Additionally, we expect lower output during the three months ending December 31, 2021 due to the TASER 7 component supply chain constraints discussed above.

Within the Software and Sensors segment, cost of product and service sales increased to $45.9 million for the three months ended September 30, 2021 from $36.9 million for the same period in 2020. Cost as a percentage of sales decreased to 41.5% from 45.0%. The increase was driven by the fulfillment of several large shipments of lower-margin body camera hardware to our largest customers during the prior year comparable period.

Although we have experienced supply chain disruptions relating to port constraints along with some increases in raw materials costs, we have remained focused on closely managing our supply chain to keep our gross margins predictable and our inventory levels steady while managing some short term raw materials impacts. We have also worked to mitigate some raw materials costs increases through supplier alignment, alternate sources, and product design changes. We continue to bolster our strategic relationships in our supply chain, identifying secondary/alternate sourcing, adjusting build plans accordingly, and building in logistic modes in support of our increasing demand while working to minimize disruptions to our customers.  Supply remains dynamic and our supply chain is focused on mitigating risk and managing constraints within our control.

Gross Margin

As a percentage of net sales, gross margin for the TASER segment increased to 65.8% from 62.9% for the three months ended September 30, 2021 and 2020, respectively. The increase was a result of manufacturing cost improvement and product mix, as discussed above.

As a percentage of net sales, gross margin for the Software and Sensors segment increased to 58.5% from 55.0% for the three months ended September 30, 2021 and 2020, respectively. Within the Software and Sensors segment, hardware gross margin was 36.9% for the three months ended September 30, 2021 compared to 27.5% for the same period in 2020, while the service margins were 74.6% and 77.1% during those same periods, respectively.

Sales, General and Administrative Expenses

Sales, general and administrative ("SG&A") expenses were comprised as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar	Percent
	2021	2020	Change	Change
Total sales, general and administrative expenses	$99,295	$74,443	$24,852	33.4
Sales, general, and administrative as a percentage of net sales	42.8%	44.7%

Stock-based compensation expense increased $6.9 million in comparison to the prior year comparable period, which was attributable to an increase of $6.2 million in expense related to the CEO Performance Award and an increase of $1.2 million related to our XSPP. Acceleration in the anticipated timing of attainment for the unvested probable tranches resulted in a $14.9 million increase to stock-based compensation expense. The increase was partially offset by a decrease of $4.2 million, for tranches that have vested and have no remaining unrecognized expense, primarily related to the CEO Performance Award.

Salaries, benefits and bonus expense increased $14.7 million primarily due to an increase in headcount and an increase in payroll taxes on a higher base of salaries and bonus expense. Included in this increase was $5.9 million in employer payroll taxes related to the vesting of the fourth through eighth tranches of our XSPP in September 2021.

Sales and marketing expenses increased $4.9 million, primarily driven by a $2.3 million increase in commissions expense tied to higher revenues and by higher spending on content development, promotional videos, spending for new product launches, and advertising. Included in this increase was $1.2 million related to trade shows and seminars, reflecting increased spending related to our VR roadshow, which began in June 2021, and other events which took place during the quarter.

Travel expenses increased $2.4 million, reflecting a return to pre-pandemic travel levels for certain of our employees.

Professional and consulting expenses decreased $6.6 million in comparison to the prior year comparable period. This included a decrease of $8.3 million in legal expenses relating to the FTC litigation; as discussed in Note 13 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q, we sued the FTC in the District of Arizona, and the FTC filed an enforcement action regarding our May 2018 acquisition of Vievu LLC. Offsetting the decrease in legal expenses was an increase in other professional and consulting expenses of $1.1 million, including professional and consulting costs related to the implementation of several phases of our enterprise resource planning and related systems.

Research and Development Expenses

Research and development ("R&D") expenses were comprised as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar	Percent
	2021	2020	Change	Change
Total research and development expenses	$42,382	$29,246	$13,136	44.9
Research and development as a percentage of net sales	18.3%	17.6%

Within the TASER segment, R&D expense increased $7.1 million,  reflecting increased stock-based compensation expense, professional and consulting expenses and salaries, benefits and bonus expense in the current period. An increase of $2.4 million in salaries, benefits and bonus expense reflects higher headcount. Professional and consulting expenses increased $1.8 million related to the development of next generation products. Stock-based compensation expense increased $1.3 million, due partially to updated attainment estimates for the unvested probable tranches.

R&D expense for the Software and Sensors segment increased $6.0 million, reflecting an increase of $3.9 million in salaries, benefits and bonus expense due to higher headcount. Professional and consulting expenses increased $1.0 million related to the development of next generation products. Stock-based compensation expense increased $0.5 million, due partially to updated attainment estimates for the unvested probable tranches.

We expect R&D expense to continue to increase in absolute dollars as we focus on growing the Software and Sensors segment as we add headcount and additional resources to develop new products and services to further advance our scalable cloud-connected device platform. We are investing in technologies that include our CEDs, body cameras, in-car cameras and other sensors, artificial intelligence, digital evidence management, productivity software, communications software, and technologies that enable real-time situational awareness for public safety.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was an expense of $5.5 million for the three months ended September 30, 2021 compared to income of $2.0 million for the same period in 2020. During the third quarter of 2021, we recorded a $6.7 million unrealized loss on marketable securities related to our investment in CLBT. The unrealized loss was partially offset by income of $0.8 million from a government grant.

Provision for Income Taxes

The provision for income taxes was a benefit of $51.2 million for the three months ended September 30, 2021, which was an effective tax rate of 1,938.4%. Our estimated full year effective income tax rate for 2021, before discrete period adjustments, is (11.8%), which differs from the federal statutory rate primarily due to the impact of the executive compensation limitation under Internal Revenue Code ("IRC") Section 162(m), partially offset by R&D tax credits, on a projected pre-tax loss for the year. The effective tax rate was favorably impacted by a $44.3 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs and PSUs that vested during the three months ended September 30, 2021.

Net Income

We recorded net income of $48.5 million for the three months ended September 30, 2021 compared to net loss of $0.9 million for the same period in 2020. Net income per share was $0.73 per basic share and $0.67 per diluted share for the three months ended September 30, 2021 compared to $0.01 net loss per basic and diluted share for the same period in 2020.

Three Months Ended September 30, 2021 Compared to the Three Months Ended June 30, 2021

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended		Three Months Ended		Dollar	Percent
	September 30, 2021		June 30, 2021		Change	Change
TASER segment:
TASER 7	$50,641	21.8%	$28,128	12.9%	$22,513	80.0%
TASER X26P	9,086	3.9	9,569	4.4	(483)	(5.0)
TASER X2	10,078	4.3	16,145	7.4	(6,067)	(37.6)
TASER Pulse	967	0.4	1,701	0.8	(734)	(43.2)
Cartridges	39,313	16.9	46,678	21.3	(7,365)	(15.8)
Axon Evidence and cloud services	2,711	1.2	1,702	0.8	1,009	59.3
Extended warranties	6,099	2.6	5,857	2.7	242	4.1
Other	2,596	1.1	2,748	1.2	(152)	(5.5)
TASER segment	121,491	52.2	112,528	51.5	8,963	8.0
Software and Sensors segment:
Axon Body	20,862	9.0	19,927	9.1	935	4.7
Axon Flex	1,488	0.6	1,088	0.5	400	36.8
Axon Fleet	6,063	2.6	5,247	2.4	816	15.6
Axon Dock	6,460	2.8	5,509	2.5	951	17.3
Axon Evidence and cloud services	63,272	27.3	60,367	27.6	2,905	4.8
Extended warranties	8,983	3.9	8,149	3.7	834	10.2
Other	3,370	1.6	5,980	2.7	(2,610)	(43.6)
Software and Sensors segment	110,498	47.8	106,267	48.5	4,231	4.0
Total net sales	$231,989	100.0%	$218,795	100.0%	$13,194	6.0%

Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Three Months Ended
			Unit	Percent
	September 30, 2021	June 30, 2021	Change	Change
TASER 7	36,350	17,711	18,639	105.2%
TASER X26P	6,596	7,012	(416)	(5.9)%
TASER X2	5,562	9,788	(4,226)	(43.2)%
TASER Pulse	3,232	6,307	(3,075)	(48.8)%
Cartridges	1,327,971	1,413,329	(85,358)	(6.0)%
Axon Body	58,248	45,572	12,676	27.8%
Axon Flex	3,390	1,846	1,544	83.6%
Axon Fleet	2,753	2,462	291	11.8%
Axon Dock	8,556	5,283	3,273	62.0%

Net sales within the TASER segment increased by approximately $9.0 million or 8.0% as compared to the prior quarter, primarily due to an increase of $22.5 million in TASER 7 revenue, and partially offset by a net decrease in revenue from other TASER devices of $7.3 million as a result of lower units sold. Cartridge revenue also decreased on both lower units sold and lower average selling prices due to the mix of cartridge types sold during the period. The increase in TASER 7 units was partially offset by lower average selling prices.

Within the Software and Sensors segment, net sales increased $4.2 million or 4.0% during the three months ended September 30, 2021 compared to the prior quarter. The increase in the aggregate number of users resulted in increased Axon Evidence revenue of $2.9 million. Axon Dock revenue increased $1.0 million, while Axon Fleet revenue increased $0.8 million, both primarily driven by an increase in the number of units sold. Partially offsetting the increases was a decrease of $2.7 million in other revenues, attributable to decreased sales of TASER Cam, Interview Room, and Signal Sidearm.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Nine Months Ended September 30,
	2021		2020
Net sales from products	$463,116	71.7%	$326,134	71.7%
Net sales from services	182,687	28.3	128,729	28.3
Net sales	645,803	100.0	454,863	100.0
Cost of product sales	195,253	30.2	150,507	33.1
Cost of service sales	44,701	6.9	29,331	6.4
Cost of sales	239,954	37.1	179,838	39.5
Gross margin	405,849	62.9	275,025	60.5
Operating expenses:
Sales, general and administrative	403,554	62.5	209,763	46.1
Research and development	143,352	22.2	85,187	18.7
Total operating expenses	546,906	84.7	294,950	64.8
Loss from operations	(141,057)	(21.8)	(19,925)	(4.3)
Interest and other income, net	36,896	5.7	4,594	1.0
Loss before provision for income taxes	(104,161)	(16.1)	(15,331)	(3.4)
Provision for (benefit from) income taxes	(57,651)	(8.9)	12,227	2.7
Net loss	$(46,510)	(7.2)%	$(27,558)	(6.1)%

The following table presents our revenues disaggregated by geography (in thousands):

	Nine Months Ended September 30,
	2021		2020
United States	$518,050	80%	$368,390	81%
Other Countries	127,753	20	86,473	19
Total	$645,803	100%	$454,863	100%

International revenue increased compared to the prior year comparable period, driven primarily by increased sales in the Americas and EMEA regions.

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Nine Months Ended September 30,				Dollar	Percent
	2021		2020		Change	Change
TASER segment:
TASER 7	$112,760	17.5%	$48,616	10.7%	$64,144	131.9%
TASER X26P	28,618	4.4	30,338	6.7	(1,720)	(5.7)
TASER X2	39,001	6.0	45,401	10.0	(6,400)	(14.1)
TASER Pulse	4,873	0.8	6,374	1.4	(1,501)	(23.5)
Cartridges	116,409	18.0	76,732	16.8	39,677	51.7
Axon Evidence and cloud services	5,809	0.9	1,776	0.4	4,033	227.1
Extended warranties	17,602	2.7	15,340	3.4	2,262	14.7
Other	7,946	1.3	6,214	1.3	1,732	27.9
TASER segment	333,018	51.6	230,791	50.7	102,227	44.3
Software and Sensors segment:
Axon Body	60,545	9.4	40,645	8.9	19,900	49.0
Axon Flex	3,481	0.5	3,452	0.8	29	0.8
Axon Fleet	15,073	2.3	13,088	2.9	1,985	15.2
Axon Dock	18,889	2.9	14,714	3.2	4,175	28.4
Axon Evidence and cloud services	175,933	27.2	126,495	27.8	49,438	39.1
Extended warranties	24,632	3.8	17,707	3.9	6,925	39.1
Other	14,232	2.3	7,971	1.8	6,261	78.5
Software and Sensors segment	312,785	48.4	224,072	49.3	88,713	39.6
Total net sales	$645,803	100.0%	$454,863	100.0%	$190,940	42.0%

Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Nine Months Ended September 30,		Unit	Percent
	2021	2020	Change	Change
TASER 7	77,421	36,352	41,069	113.0%
TASER X26P	21,837	26,780	(4,943)	(18.5)%
TASER X2	24,188	33,656	(9,468)	(28.1)%
TASER Pulse	18,225	21,501	(3,276)	(15.2)%
Cartridges	3,751,060	2,441,612	1,309,448	53.6%
Axon Body	149,914	137,803	12,111	8.8%
Axon Flex	6,801	8,213	(1,412)	(17.2)%
Axon Fleet	6,655	7,399	(744)	(10.1)%
Axon Dock	20,625	19,096	1,529	8.0%

Net sales for the TASER segment increased $102.3 million, or 44.3%, primarily due to a net increase of $54.5 million in TASER device sales and an increase of $39.7 million in cartridge revenue. We continue to see a shift to purchases of our latest generation device, TASER 7, from legacy devices. Revenue was also impacted by higher average selling prices for TASER devices other than TASER Pulse. The increase in cartridge revenue was primarily due to increased unit sales. The increase in Axon Evidence revenue of $4.0 million was  primarily attributable to an increase in the aggregate number of TASER 7 users.

Net sales for the Software and Sensors segment increased $88.7 million, or 39.6%, during the nine months ended September 30, 2021 as we continued to add users and associated devices to our network. The increase in the aggregate number of users resulted in increased Axon Evidence revenue of $49.4 million. Sales of our Axon Body 3 camera drove most of the $19.9 million increase in Axon Body revenue and the $4.2 million increase in Axon Dock revenue. The increase in the aggregate number of users and devices also resulted in increased extended warranty revenues of $6.9 million. The increase of $6.2 million in other revenue was primarily driven by higher sales of Signal Sidearm, TASER Cam, and Interview Room.

Cost of Product and Service Sales

Within the TASER segment, cost of product sales increased to $112.3 million for the nine months ended September 30, 2021 from $88.8 million for the same period in 2020. Cost as a percentage of sales decreased to 33.7% from 38.5%. The improvement was primarily attributable to a combination of manufacturing cost improvement and strong demand for our premium TASER offerings, which resulted in a favorable product mix. We are building manufacturing capacity to support our TASER device and cartridge manufacturing lines in response to growing international and federal demand and an increased install base.

Within the Software and Sensors segment, cost of product and service sales increased to $127.6 million for the nine months ended September 30, 2021 from $91.1 million for the same period in 2020. Cost as a percentage of sales increased to 40.8% from 40.6%. Cost of product sales increased $21.3 million, however decreased as a percentage of sales primarily as a result of product mix. Cost of service sales increased $15.2 million, and increased as a percentage of sales. We are investing in scaling our cloud business, which includes standing up new cloud environments, cloud applications, and Long-Term Evolution (“LTE”) costs, which can result in some margin compression in advance of anticipated revenue, as well as low-to-no margin professional services that support new installations for software customers.

Gross Margin

As a percentage of net sales, gross margin for the TASER segment increased to 66.3% from 61.5% for the nine months ended September 30, 2021 and 2020, respectively. The increase was a result of manufacturing cost improvement and product mix, as discussed above.

As a percentage of net sales, gross margin for the Software and Sensors segment decreased slightly to 59.2% from 59.4% for the nine months ended September 30, 2021 and 2020, respectively. Within the Software and Sensors segment, hardware gross margin was 39.2% for the nine months ended September 30, 2021 compared to 36.7% for the same period in 2020, while the service margins were 74.7% and 76.8% during those same periods, respectively.

Sales, General and Administrative Expenses

Sales, general and administrative ("SG&A") expenses were comprised as follows (dollars in thousands):

	Nine Months Ended September 30,		Dollar	Percent
	2021	2020	Change	Change
Total sales, general and administrative expenses	$403,554	$209,763	$193,791	92.4%
SG&A expenses as a percentage of net sales	62.5%	46.1%

Stock-based compensation expense increased $150.2 million in comparison to the prior year comparable period, which was attributable to an increase of $93.5 million in expense related to the CEO Performance Award and an increase of $59.5 million related to our XSPP, which were primarily attributable to acceleration in the anticipated timing of attainment for the remaining probable tranches. Stock-based compensation expense also increased over the prior year comparable period due to an increase in headcount.

Salaries, benefits and bonus expense increased $36.2 million primarily due to an increase in headcount. Included in this increase was $9.2 million in employer payroll taxes related to the vesting of eight tranches of our XSPP in March, May, and September 2021.

Sales and marketing expenses increased $14.3 million, driven by a $8.7 million increase in commissions expense tied to higher revenues and by higher spending on content development, promotional videos, new product launches, and advertising.

Professional, consulting and lobbying expenses decreased $13.6 million, driven by a $17.9 million decrease in expenses relating to the FTC litigation. Offsetting the decrease in legal expenses was an increase in other professional and consulting expenses for costs related to the implementation of several phases of our enterprise resource planning and related systems.

Research and Development Expenses

Research and development ("R&D") expenses were comprised as follows (dollars in thousands):

	Nine Months Ended September 30,		Dollar	Percent
	2021	2020	Change	Change
Total research and development expenses	$143,352	$85,187	$58,165	68.3%
R&D expenses as a percentage of net sales	22.2%	18.7%

Within the TASER segment, R&D expense increased $21.9 million,  reflecting increased stock-based compensation expense, salaries, benefits and bonus expense, and professional and consulting expenses in the current period. The increase of $9.6 million in stock-based compensation expense related primarily to acceleration in the anticipated timing of attainment for the remaining probable tranches of our XSPP and to attainment of other PSU awards. Salaries, benefits and bonus expense increased $5.0 million on higher headcount, and professional and consulting expenses increased $5.2 million related to the development of next generation products.

R&D expense for the Software and Sensors segment increased $36.3 million, reflecting an increase of $20.0 million in stock-based compensation expense, an increase of $12.0 million in salaries, benefits and bonus expense, and an increase of $2.5 million in professional and consulting expenses. The majority of the increase in stock-based compensation expense was attributable to our XSPP and was due to acceleration in the anticipated timing of attainment for the remaining probable tranches. Stock-based compensation expense also increased over the prior year comparable period due to an increase in headcount. The increase in salaries, benefits and bonus was primarily a result of increased headcount. The increase in professional and consulting expenses was attributable to development of next generation products.

We expect R&D expense to continue to increase in absolute dollars as we focus on growing the Software and Sensors segment as we add headcount and additional resources to develop new products and services to further advance our scalable cloud-connected device platform. We are investing in technologies that include our CEDs, body cameras, in-car cameras and other sensors, artificial intelligence, digital evidence management, productivity software, communications software, and technologies that enable real-time situational awareness for public safety.

Interest and Other Income (Expense), Net

Interest and other income, net was $36.9 million for the nine months ended September 30, 2021 compared to $4.6 million for the same period in 2020. We recorded a gain of $40.9 million related to observable price changes for our investments in certain unconsolidated affiliates and related warrants; $12.3 million of this gain was realized during the period on the sale of a portion of our existing investment. The increase in other income was partially offset by a decrease in interest income attributable to decreased interest rates on investments during the current period.

We recorded a $6.7 million unrealized loss on marketable securities related to our investment in CLBT. The unrealized loss was partially offset by income of $0.8 million from a government grant.

Provision for Income Taxes

The provision for income taxes was a benefit of $57.7 million for the nine months ended September 30, 2021, which was an effective tax rate of 55.3%. Our estimated full year effective income tax rate for 2021, before discrete period adjustments, is (11.8%), which differs from the federal statutory rate primarily due to the impact of the executive compensation limitation under IRC Section 162(m), partially offset by R&D tax credits, on a projected pre-tax loss for the year. The effective tax rate was favorably impacted by a $70.0 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs and PSUs that vested during the nine months ended September 30, 2021.

Net Income

Our net income decreased by $19.0 million to a net loss of $46.5 million for the nine months ended September 30, 2021 compared to net loss of $27.6 million for the same period in 2020. Net loss per basic and diluted share was $0.71 for the nine months ended September 30, 2021 compared to $0.45 net loss per basic and diluted share for the same period in 2020.

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

Although these non-GAAP financial measures are not consistent with GAAP, management believes investors will benefit by referring to these non-GAAP financial measures when assessing our operating results, as well as when forecasting and analyzing future periods. However, management recognizes that:

●	these non-GAAP financial measures are limited in their usefulness and should be considered only as a supplement to our GAAP financial measures;
●	these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, our GAAP financial measures;
●	these non-GAAP financial measures should not be considered to be superior to our GAAP financial measures; and
●	these non-GAAP financial measures were not prepared in accordance with GAAP and investors should not assume that the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q were prepared under a comprehensive set of rules or principles.

EBITDA and Adjusted EBITDA (CEO Performance Award) reconciles to net income (loss) as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Net income (loss)	$48,524	$(47,117)	$(873)	$(46,510)	$(27,558)
Depreciation and amortization	4,838	4,291	3,133	13,420	8,944
Interest expense	5	17	32	27	44
Investment interest income	(123)	(502)	(965)	(1,158)	(3,157)
Provision for (benefit from) income taxes	(51,164)	(4,727)	(2,536)	(57,651)	12,227
EBITDA	$2,080	$(48,038)	$(1,209)	$(91,872)	$(9,500)

Adjustments:
Stock-based compensation expense	35,062	137,549	26,094	262,221	80,124
Adjusted EBITDA (CEO Performance Award)	$37,142	$89,511	$24,885	$170,349	$70,624

Liquidity and Capital Resources

Summary

As of September 30, 2021, we had $281.7 million of cash and cash equivalents, an increase of $126.3 million as compared to December 31, 2020. Cash and cash equivalents and investments totaled $631.0 million, representing a decrease of $21.6 million from December 31, 2020.

Our ongoing sources of cash include cash on hand, investments, and cash flows from operations. Restricted cash balance of $0.1 primarily consists of funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. This balance is included in prepaid expenses and other current assets, as well as other assets on our condensed consolidated balance sheet. In addition, our $50.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. Advances under the line of credit bear interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.

As of September 30, 2021, we had letters of credit outstanding of $6.1 million, leaving the net amount available for borrowing of $43.9 million. The facility matures on December 31, 2023, and has an accordion feature which allows for an increase in the total line of credit up to $100.0 million, subject to certain conditions, including the availability of additional bank commitments. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At September 30, 2021 and December 31, 2020, there were no borrowings under the line other than the outstanding letters of credit.

Our agreement with the bank requires us to comply with a maximum funded debt to EBITDA ratio, as defined, of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At September 30, 2021, our funded debt to EBITDA ratio was 0.00 to 1.00.

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

Based on our strong balance sheet and the fact that we do not have long-term debt at September 30, 2021, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions or investments, income and payroll tax payments for net-settled stock awards, and other liquidity requirements through at least the next 12 months. We and our Board of Directors may consider repurchases of our common stock from time to time pursuant to our stock repurchase plan. Further repurchases of our common stock would take place on the open market, would be financed with available cash and are subject to market and business conditions.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2021	2020
Operating activities	$111,564	$4,163
Investing activities	93,412	(300,294)
Financing activities	(76,902)	300,188
Effect of exchange rate changes on cash and cash equivalents	(1,827)	(303)
Net increase in cash and cash equivalents and restricted cash	$126,247	$3,754

Operating activities

Net cash provided by operating activities in the first nine months of 2021 of $111.6 million reflects $46.5 million in net loss, non-cash income statement items totaling $192.1 million, and a use of cash of $34.1 million for the net change in operating assets and liabilities. Included in the non-cash items were $13.4 million in depreciation and amortization expense, $262.2 million in stock-based compensation expense and a $40.9 million gain on the change in fair value of strategic investments, offset by an  unrealized loss of $6.7 million on marketable securities. Cash provided by operations was impacted by increased deferred revenue of $87.6 million, which was primarily attributable to increased sales. This increase was offset by increased accounts and notes receivable and contract assets of $118.1 million and increased prepaid expenses and other assets of $28.9 million. The increase in accounts and notes receivable and contract assets was primarily driven by increased sales. The increase in prepaid expenses and other assets was driven by increases in deferred commissions for bookings not yet recognized as revenue, an increase in prepaid licenses, an increase in right-of-use lease assets, and an increase in income tax receivable as compared to the prior year end.

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

Investing activities

Net cash provided by investing activities was $93.4 million during the first nine months of 2021. Cash inflows from investing activities included proceeds, net of purchases, from held-to-maturity investments and marketable securities of $136.7 million, and $14.5 million of proceeds from the sale of a portion of one of our existing strategic investments. The inflows were partially offset by outflows of $20.5 million for new or incremental strategic minority investments and $36.7 million for the purchase of property and equipment and intangible assets.

We used $300.3 million in investing activities during the first nine months of 2020, which was comprised of $229.5 million for the purchase of investments, net of proceeds, $66.0 million for the purchase of property and equipment and intangible assets, and $4.7 million for an equity investment in an unconsolidated affiliate.

Financing activities

Net cash used in financing activities was $76.9 million during the first nine months of 2021 and was attributable to the payment of income and payroll taxes on behalf of employees who net-settled stock awards during the period, net of proceeds received from our ATM offering. Net-settled stock awards included five tranches of our XSPP which vested during the three months ended September 30, 2021.

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

Stock-Based Compensation

We have historically granted stock-based compensation to key employees and non-employee directors as a means of attracting and retaining highly qualified personnel. Stock-based compensation awards primarily consist of service-based RSUs, performance-based RSUs, and performance-based options. Our stock-based compensation awards are classified as equity and measured at the fair market value of the underlying stock at the grant date. For service-based awards, we recognize RSU expense using the straight-line attribution method over the requisite service period. Vesting of performance-based RSUs and options is contingent upon the achievement of certain performance criteria related to our operating performance, successful and timely development and market acceptance of future product introductions, and market capitalization conditions. For performance-based RSUs containing only performance conditions, compensation cost is recognized using the graded attribution model over the explicit or implicit service period. For awards containing multiple service, performance or market capitalization conditions, where all conditions must be satisfied prior to vesting, compensation expense is recognized over the requisite service period, which is defined as the longest explicit, implicit, or derived service period, based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. For both service-based and performance-based RSUs, we account for forfeitures as they occur as a reduction to stock-based compensation expense and additional paid-in-capital.

For performance-based awards, stock-based compensation expense is recognized over the expected performance achievement period of individual performance goals when the achievement of each individual performance goal becomes probable. For performance-based awards with a vesting schedule based on the attainment of both performance and market capitalization conditions, stock-based compensation expense is recognized over the longer of the expected achievement period of the performance and market capitalization conditions, beginning at the point in time that the relevant performance condition is considered probable of achievement. The fair value of such awards is estimated on the grant date using Monte Carlo simulations. Refer to Note 11 of the notes to our condensed consolidated financial statements within this Report on Form 10-Q.

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

Beginning with the three months ended June 30, 2021, management discontinued consideration of the statistical model based on actual and anticipated attainment of the remaining operational goals. During the nine months ended September 30, 2021, we recorded an additional $172.6 million in stock-based compensation expense as a result of updated estimates for the CEO Performance Award and XSPP.

As a result of attaining the ninth market capitalization goal in October 2021, we expect to record an incremental $8.0 million in expense during the three months ending December 31, 2021 related to our XSPP, as the related operational goal was attained as of September 30, 2021.

We have granted a total of 15.0 million performance-based awards (options and restricted stock units) of which 8.2 million are outstanding as of September 30, 2021, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance and market capitalization. Compensation expense for performance awards will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of the fair value of the awards and timing of recognition of stock-based compensation and consequently, the related amount recognized in our condensed consolidated statements of operations and comprehensive income (loss).

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

A majority of our customers are governmental agencies. Due to municipal government funding rules, certain of our contracts are subject to appropriation, termination for convenience, or similar cancellation clauses, which could allow our customers to cancel or not exercise options to renew contracts in the future. Economic slowdowns that negatively affect municipal tax collections and put pressure on law enforcement may increase this risk and negatively impact the realizability of our accounts and notes receivable and contract assets. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and recorded an additional credit loss reserve of approximately $1.2 million as of September 30, 2021.

Based on the balances of our financial instruments as of September 30, 2021, a hypothetical 25 percent increase in expected credit loss rates across all pools would result in a $1.0 million increase in the allowance for expected credit losses.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, and corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “held-to-maturity.” Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk as their market value may be adversely impacted due to a rise in interest rates. As a result, we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. However, because we classify our debt securities as “held-to-maturity” based on our intent and ability to hold these instruments to maturity, no gains or losses are recognized due to changes in interest rates. These securities are reported at amortized cost. Based on investment positions as of September 30, 2021, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $1.2 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Additionally, we have access to a $50.0 million line of credit borrowing facility which bears interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to EBITDA ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $6.1 million at September 30, 2021. At September 30, 2021, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $43.9 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Change in Internal Control over Financial Reporting

In the third quarter of 2021, we completed an implementation of several phases of our Enterprise Resource Planning (“ERP”) and related systems to improve our internal control over financial reporting. As a result of this implementation, we modified certain existing internal controls over financial reporting and implemented new controls and procedures related to the new ERP system and upgrades to prior systems. Other than the implementations and upgrades described above, there was no change to our internal control over financial reporting during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The discussion under the headings Product Litigation and U.S. Federal Trade Commission Litigation in Note 13 of the notes to our condensed consolidated financial statements included within this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A.    Risk Factors

Except as noted below, there are no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

In September 2021, the U.S. federal government issued guidance on previously announced COVID-19 vaccination requirements for large U.S. employers. Consistent with this guidance, we announced in October 2021 that the federal vaccine mandate would require all of our U.S.-based employees and contractors to be vaccinated, without the provision of a regular testing alternative. Employees may request a reasonable accommodation for medical or religious reasons. We cannot predict the impact of this federal vaccination requirement on our business.

COVID-19-related risks that may affect our operations and financial results include, but are not limited to:

●	Manufacturing disruptions at our Scottsdale headquarters or at our suppliers;
●	A change in our classification as an essential business that impairs our ability to continue operating;
●	Economic slowdowns that negatively affect municipal and state tax collections and put pressure on law enforcement budgets that in turn increases the risk that our customers will be unable to appropriate funds for existing or future contracts with us; this could also affect customer demand and ability to pay, cause decreases in sales, and negatively impact the realizability of our accounts and notes receivable and contract assets;
●	Existing and potential increased costs relating to personal protective equipment, which we are sourcing for our employees and customers;
●	Costs incurred to shut down and decontaminate our facilities if the virus is detected
●	Extended illness, incapacitation or death of key personnel or executives;
●	Employee attrition related to our COVID-19 vaccine mandate;
●	Ongoing governmental mandates to shutdown factories or limit travel and the movement of people that causes interruptions to our business, supply chain or extended supply chain;
●	Compounding risk from continued surges in infections around the world, including in the U.S.; and
●	Additional airline bankruptcies or further reduction in very limited global freight capacity that causes interruptions to our supply chain or extended supply chain

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.   Other Information

None.

Item 6.    Exhibits

10.1*	Letter Amendment to the Amended and Restated Credit Agreement between the Company and JPMorgan Chase Bank, N.A.
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	November 15, 2021
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	November 15, 2021	By:	/s/ JAWAD A. AHSAN
Chief Financial Officer
(Principal Financial and
Accounting Officer)