Form 10-K
period 2021-12-31
AXON ENTERPRISE, INC.
filed 2022-02-25
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $11.4 billion based on the closing sale price as reported on The NASDAQ Global Select Market.

The number of shares of the registrant’s common stock outstanding as of February 18, 2022 was 70,931,874.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders to be prepared and filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021 are incorporated by reference into Part III of this Form 10-K.

AXON ENTERPRISE, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

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

In 2021, we made investments for scale to expand our total addressable market along three axes — introducing new products, selling into new customer market segments, and adding sales channels to new geographic regions. We believe we are serving a $52 billion total addressable market.

●	What we build - Technologies to assist officers in de-escalating events, devices, digital evidence management systems, productivity software, real-time operations software and services, and virtual reality training services
●	Who we sell to - State and local law enforcement, U.S. federal civilian and defense agencies, justice and court systems, corrections, fire departments and emergency medical services providers, consumers, and commercial enterprises such as private security firms and transportation providers
●	Where we deliver – U.S., Asia-Pacific (“APAC”); Europe, the Middle East, and Africa (“EMEA”) and the Americas

Axon’s operations comprise two reportable segments:

1.	TASER: Axon is the market leader in the development, manufacture and sale of conducted energy devices ("CEDs"), which we sell under our brand name, TASER.
2.	Software and Sensors: We develop, manufacture and sell fully integrated hardware and cloud-based software solutions that enable law enforcement to capture, securely store, manage, share and analyze video and other digital evidence.

Further information about our reportable segments and sales by geographic region is included in Notes 1 and 19 of the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. For backlog by reportable segment, refer to Part II, Item 7 of this Annual Report on Form 10-K.

Key Product Category Revenue Drivers: What We Offer

Axon products are generally cloud-connected, designed to drive better outcomes and customer experiences, and sold via mutually reinforcing integrated bundles. Our key revenue drivers belong to three broad product categories:

1.	TASER: We develop smart devices, tools and services that support public safety officers in de-escalating situations, avoiding or minimizing use of force and aid consumers in personal protection. These tools include TASER devices, virtual reality training services and consumer devices. Research has shown that TASER devices are the most effective less-than-lethal force option, with the lowest likelihood of injury to officers and assailants. Since our inception in 1993, TASER devices have been adopted by a majority of U.S. police departments and are used daily to help keep communities safe. We see opportunity to create more effective and reliable personal protection for private individuals, and, thus, our consumer business is a growing area of investment. Our market penetration among consumers is virtually nil.
2.	Sensors: Axon devices address many needs, including transparency, real-time situational awareness, and capturing evidence accurately and integrating with software workflows. Product categories within sensors include Axon body cameras, Axon Fleet in-car systems, and other devices that work with our software.
3.	Software: Axon is building a suite of cloud-based, software-as-a-service (“SaaS”) solutions that integrate with our sensors and TASER devices to benefit customers and drive annual recurring revenue, which totaled $327.5 million(a) as of December 31, 2021. We have many SaaS solutions, which can best be trisected into three categories: digital evidence management, productivity and real-time operations solutions. Axon Evidence is the world’s largest cloud-hosted public safety data repository of public safety video data and other types of digital evidence.
(a)	Monthly recurring license, integration, warranty, and storage revenue annualized.

Sales and Distribution: Who We Sell To and Where We Deliver

Axon’s direct sales force and strong customer relationships represent key strategic advantages. The majority of our revenues are generated via direct sales, including our online store, although we do leverage distribution partners and third-party resellers.

No customer represented more than 10% of total net sales for the years ended December 31, 2021, 2020 or 2019.

Our primary customer market is U.S. law enforcement. Of the approximately 18,000 law enforcement agencies in the U.S., we have a customer relationship with approximately 17,000. Axon has dedicated sales representatives for the 1,200 largest agencies, which account for approximately 70% of U.S. law enforcement patrol officers. The remaining agencies are served via our telesales team as well as distributors.

In recent years, we have been investing in sales personnel to capture new markets, including the U.S. federal government and military, departments of corrections, the fire and emergency medical services markets, and new geographies outside the U.S. In 2021, we continued to expand our presence in new markets by growing our dedicated sales teams in the Justice and Enterprise markets.

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

We previously took steps to diversify our supply chain and global manufacturing footprint, which positioned us well to manage through the COVID-19 pandemic. Thus far, we have been able to produce and ship our critical core products. However, as we enter 2022 material availability still poses real risks to all businesses that manufacture products. Supplier decommitments remain our largest area of risk and we have seen this practice increase over the course of the pandemic and global supply chain constraints. We proactively manage our supply chain down to third tier suppliers to overcome material shortages as they arise. These actions align to our strategic model to help meet strong product demand while also preparing us to stagger factory work schedules as needed, which enables us to meet compressed build schedules over short periods of time. We continue to adjust strategic inventory levels based on areas of risk (Covid, geopolitical, governmental, etc.) to mitigate potential supply disruptions.

In light of our broad domestic and international geographic supplier base, we are continuously monitoring our supply chain to manage through potential impacts, identifying alternate shipping / logistic sources, and working with foreign regulators to ensure that our suppliers can provide parts.

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

Intellectual Property

We protect our intellectual property with U.S. and international patents and trademarks. Our patents and pending patent applications relate to technology used by us in connection with our products. We also rely on international treaties, organizations and laws to protect our intellectual property. As of December 31, 2021, we hold 253 U.S. patents, 91 U.S. registered trademarks, 155 international patents, and 383 international registered trademarks, and also have numerous patent and trademark applications pending.

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

Competition

TASER for Law Enforcement, Corrections and Private Security Markets: Our CEDs compete with a variety of other less-lethal alternatives to firearms, including rubber bullets or rubber baton rounds, pepper spray, pepper spray projectiles, mace, traditional stun guns, hand-held remote restraint devices involving a tether, laser dazzlers that cause temporary blindness, stun grenades, long-range acoustic devices, police batons and night sticks. TASER devices offer advanced technology, versatility, portability, effectiveness, built-in accountability systems, and low injury rates, which enable us to compete effectively against other less-lethal alternatives. TASER devices also offer connectivity to our cloud network, which allows agencies to more effectively manage their less-lethal programs and automate use-of-force reporting.

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

TASER personal safety devices are not stun guns, and have different capabilities, including NMI (neuro-muscular incapacitation) functionality. The broader market for personal safety and home defense is far-reaching, and categories range from threat detection and accountability (dash and doorbell cameras), to home security (home alarms, locks, and response services) to personal defense (firearms, stun guns, TASER devices, pepper spray, tactical flashlights, and personal alarms), to personal tracking and emergency notification mobile applications.

The primary benefit of TASER devices is in less-than-lethal stopping power. Other competitive factors include a device’s cost, effectiveness, safety, ease of use, and available training options.

Sensors — Connected Cameras and Digital Evidence Management Software: The body-worn camera and in-car video/automatic license plate readers market is highly competitive. Our competition includes Motorola Solutions, Utility Associates, Getac, Panasonic Corp., Reveal Media, Coban Technologies, L3 Mobile-Vision, Digital Ally, Visual Labs, Intrensic, LLC, as well as Safety Vision, Rekor, and Genetec.

The market for software solutions to improve public safety agency workflows is both highly fragmented and highly competitive. Our cloud-based digital evidence management system, Axon Evidence, competes with both cloud-based platforms and on-premises based systems designed by third-parties or developed internally by an agency's technology staff. Our competition includes Motorola Solutions, Panasonic Corp., IBM, Oracle, FotoWare, Vidizmo, NICE, QueTel, OpenText, and FileOnQ among others.

Key competitive factors in this market include product performance, product features (including live-streaming, GPS tracking, and pre-event buffering), battery life, product quality and warranty, total cost of ownership, data security, data and information workflows, company reputation and financial strength, and relationships with customers.

Productivity and Real-Time Operations — Records Management System (RMS) and Computer Aided Dispatch (CAD): The RMS and CAD markets are highly competitive and highly fragmented. We have identified more than 50 software providers, including Motorola Solutions, Tyler Technologies, Central Square Technologies (formerly Superion, TriTech and Aptean), Northrop Grumman, Hexagon AB, Niche Technology Inc., Caliber Public Safety (parent, Harris Systems USA), Saab, SOMA Global, RapidDeploy, Sopra Steria, and Mark 43 Inc. In addition, not all law enforcement agencies use software for report writing — some still use paper. We believe our network of camera sensors and digital evidence management platform give us a strategic advantage in these product categories. Our Respond offering competes both with real-time operations platforms that ingest body camera video feeds, like Motorola’s CommandCentral Aware, Hitachi's Visualization Suite and Genetec's Citigraf as well as platforms that ingest video feeds exclusively from surveillance cameras, like Rave Mobile Safety, LiveEarth and Mutualink among others.

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

Federal regulation of sales in the U.S.: Our currently offered CEDs are not firearms regulated by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, but our consumer products are regulated by the U.S. Consumer Product Safety Commission. There are currently no federal laws restricting sales of our core currently offered CED products in the U.S.

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

Federal regulation of foreign national employees: Our CED technology is considered controlled “technology” by the U.S. DOC and is categorized as a “deemed export” for any foreign national employees exposed to the technology within the U.S. Consequently, we must obtain an export licenses from the DOC for any deemed export within the U.S. made to a foreign national employee exposed to the deemed controlled technology. Deemed export licenses are subject to DOC approvals and issued licenses require annual status reports for the stated employees.

State and local regulation: Our CEDs are controlled, restricted or, less frequently, prohibited by a number of state and local governments. As of December 31, 2021, the general public in Hawaii and Rhode Island is prohibited from possessing certain of our TASER-branded devices. Some cities and municipalities also prohibit private citizen possession or use of our CED products. Subsequent to December 31, 2021, Hawaii lifted restrictions on possession related to TASER-branded devices.

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

Radio Spectrum Devices

Certain of our products utilize the radio spectrum to provide wireless voice, data and video communications services. The allocation of spectrum is regulated in the U.S. and other countries and limited spectrum space is allocated to wireless services and specifically to public safety users. In the U.S., the Federal Communications Commission (“FCC”) regulates spectrum use by non-federal entities and federal entities. Similarly, countries around the world have one or more regulatory bodies that define and implement the rules for use of radio spectrum and electromagnetic interference, pursuant to their respective national laws. We manufacture and, after receiving the required approvals, we market our products in spectrum bands already made available by regulatory bodies.

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

Other countries have adopted chemical restrictions regulations, including the U.S., Canada, and Australia.

Privacy Regulations

We are subject to laws and regulations that dictate whether, how, and under what circumstances we can collect, transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. We continue to monitor and assess for compliance as the regulatory environment evolves both within the United States and in relevant international markets.

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

As of December 31, 2021, we had 2,148 full-time employees and 844 temporary employees (temporary employees include contractors, interns, and consultants). The breakdown of our full-time employees by department was as follows: 215 direct manufacturing employees, 614 research and development employees, 381 administrative and support employees, 452 sales employees, and 486 employees within product support. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are strong.

During fiscal 2021, the number of full-time employees increased by 438, primarily for sales and research and development resources. We closed the year with our regrettable attrition rate(b) at 1.3%, under the annual goal of 2.5%. More than 90% of employees reported feeling proud to work at Axon during this year’s employee engagement survey.

(b)	Regrettable attrition is defined as rolling 12-month attrition of employees rated as top performing in the prior performance rating cycle.

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

Our employee affinity groups are company-sponsored, employee-led communities that address specific needs, priorities, and barriers to success for each community of focus. These groups provide a forum for employees to discuss problems and craft solutions for each community of focus, while also creating leadership and professional development opportunities for members. As of December 31, 2021, we had six affinity groups — Axon Allies for LGBTQ+ employees, APIA for Asian Pacific Islander employees, HOLA for Hispanic employees, Axon Mosaic for Black employees, Axon Vets for service veterans, and Women at Axon. Each affinity group is inclusive of employees who identify as members of each community, as well as allies.

In 2021, we broadened our already strong support for our customers and the communities they are sworn to protect. We added a Vice President of Community Impact to build and lead a team dedicated to listening to communities, seeking citizen feedback, and keeping them safe and informed on a variety of topics. In 2020, we launched a company-wide R&D initiative that allowed employees to break from their regular responsibilities and solely focus on developing life-changing solutions to better protect citizens and law enforcement. Internally, we continue to listen to our employees with town hall sessions, provide expert-led webinars for parents, and host community round tables.

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

To promote mental and emotional wellbeing, all full time employees globally were provided free, unlimited access by Axon to Ginger. Ginger is a 24/7 resource that includes individualized coaching via text in addition to access to articles and activities offering guidance on maintaining emotional balance throughout tumultuous times.

Additionally, we have a Wellness Incentive Program for our domestic employees that incentivizes healthy lifestyles. The program rewards employees for completing a variety of well-being activities that help foster their financial wellness, mental health, social wellbeing, community engagement and nutrition.

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

Strategic Risks

We are materially dependent on acceptance of our products by law enforcement markets, throughout the world. If law enforcement agencies do not continue to purchase and use our products, our revenues will be adversely affected.

At any point, due to external factors and opinions, whether or not related to product performance, law enforcement agencies may elect to no longer purchase our CEDs or other products.

We substantially depend on sales of our TASER CEDs, and if these products do not continue to be widely accepted, our growth prospects will be diminished.

In the years ended December 31, 2021, 2020 and 2019, we derived a significant portion of our revenues from sales of TASER brand devices and related cartridges, and expect to depend on sales of these products for a significant portion of our revenue for the foreseeable future. A decrease in the selling prices of, or demand for these products, or their failure to maintain broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.

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

We are devoting significant resources to develop and deploy our cloud-based productivity and real-time operations SaaS solutions, which we intend to broadly deploy to a large number of customers. Customer requirements for these products are complex and varied. If we are unable to develop scalable solutions that can be consistently configured for customers with minimal effort, or if we are unable to grow a professional services team that can consistently configure our products to meet the requirements of large numbers of customers  in a timely and cost-effective manner, our ability to broadly scale our cloud-based productivity and real-time operations SaaS solutions could be negatively impacted, and our deployment costs could negatively impact our operating results.

We cannot provide any assurance that products that we may develop in the future will achieve market acceptance. If we fail to develop new products or new product features on a timely basis that achieve market acceptance, our business, financial results and competitive position could be adversely affected.

We face risks associated with rapid technological change and new competing products.

The technology associated with law enforcement devices and software is receiving significant attention and is rapidly evolving. While we have some patent protection in certain key areas of our CED, Axon device and SaaS technology, new technology may result in competing products that operate outside our patents and could present significant competition for our products, which could adversely affect our business, financial results and competitive position.

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

We may consider additional acquisitions, joint ventures, or other strategic investments as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, expected synergies are not achieved, we do not realize a satisfactory return on our investment, we experience difficulty in the integration or coordination of new employees, business systems, and technology, we incur unanticipated liabilities or impairments, or management’s attention is diverted from our other businesses. These events could harm our operating results, financial condition or cash flows.

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

A disruption or failure of our systems or operations in the event of a major earthquake, weather event, fire, explosion, failure to contain hazardous materials, industrial accident, utility failure, cyber-attack, terrorist attack, public health crisis, or other catastrophic event could cause delays in completing sales, providing services, or performing other mission-critical functions. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results as well as expose us to claims, litigation and governmental investigations and fines.

The COVID-19 global pandemic has adversely affected workforces, economies, and financial markets globally, and led to an economic downturn. As an essential provider of products and services for law enforcement and other first responders, we remain focused on protecting the health and well-being of our employees while assuring the continuity of our business operations.

Although the severity of the pandemic has lessened with the rollout of vaccines and travel restrictions, remote working and schooling and social distancing requirements have been lifted or eased in varying degrees in varying locations throughout the United States and the world, continuing surges and variants have caused certain restrictions to be re-implemented in varying degrees and in varying locations. The severity and duration of the pandemic, including future surges and variants, is impossible to predict. As a result, the ongoing pandemic continues to present various risks that may affect our operations and financial results, including, but not limited to:

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

A security breach could expose us to a risk of loss or inappropriate use of proprietary and sensitive data, or the denial of access to this data. A real or perceived security breach could also result in a loss of confidence in the security of our service, disrupt our business, damage our reputation, lead to legal liability, negatively impact our future sales and significantly harm our growth prospects, operating results and financial condition.

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

Our international operations are significant, and we plan to continue to grow internationally by acquiring existing entities or setting up new legal entities in new markets. In certain international markets, we have limited operating experience and may not benefit from any first-to-market advantages or otherwise succeed. In addition to risks described elsewhere in this section, our international operations expose us to other risks, including the following:

●	Restrictions on foreign ownership and investments, and stringent foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.
●	Import and export requirements, tariffs, trade disputes and barriers, product certification requirements, and customs classifications that may prevent us from offering products or providing services to a particular market or obtaining necessary parts and components to manufacture products, which may lead to decreased sales and may increase our operating costs.
●	Longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud.

●	Uncertainty regarding liability for our products and services, including uncertainty as a result of local laws and lack of legal precedent.
●	Different labor laws and customs, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain jurisdictions.

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

We have unique equity incentives designed to attract and retain long-term employees. We utilize these plans to align pay and performance and drive shareholder returns while reducing near-term cash expenditures. Our equity incentives and ongoing stock and option grants are subject to having sufficient shares approved by our shareholders. If we are unable to obtain shareholder approval, we may be unable to attract and retain top talent. The competition for our key employees is intense and market competition for top talent has increased since our introduction of our innovative performance-based stock compensation plans in 2018. The loss of the service of one or more of our key personnel could adversely impact our business, prospects, financial condition and operating results.

Global economic conditions could materially adversely affect our revenue and results of operations.

Our inability to offset price inflation in our materials, components, shipping, or labor through increased prices to customers with long-term fixed contracts and formula-based or long-term fixed price contracts with suppliers could adversely affect our business, financial condition and results of operations.

Our suppliers may fail to deliver components according to schedules, prices, quality and volumes that are acceptable to us, or we may be unable to manage these components effectively.

Our products contain many parts purchased globally from numerous suppliers, including single-source direct suppliers, which exposes us to multiple potential sources of component shortages.  Unexpected changes in business conditions, materials pricing, labor issues, wars, trade policies, natural disasters, health epidemics such as the global COVID-19 pandemic, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational.  We have used alternative parts to mitigate the challenges caused by these shortages, but there is no guarantee we may be able to continually do so as we scale production to meet projected future sales activity.  Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, or they decommit to us previously agreed to supply levels, it may reduce our access to components and require us to search for new suppliers.  The unavailability of any component or supplier could result in production delays, as well as impact our ability to fulfill our obligations under customer contracts.  While we believe that we will be able to secure additional or alternate sources for most of our components, there is no assurance that we will be able to do so quickly or at all.  As the scale of our hardware production increases, we will also need to accurately forecast, purchase, warehouse and transport components at high volumes to our manufacturing facilities. If we are unable to accurately match the timing and quantities of component purchases to our actual needs, we may incur unexpected production disruption, storage, transportation and write-off costs, which may harm our business and operating results.

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

We maintain the majority of our cash and cash equivalents accounts at three depository institutions. As of December 31, 2021, the aggregate balances in such accounts at these three institutions were $347.3 million. Our balances with these institutions regularly exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for domestic deposits and various foreign deposit insurance programs covering our deposits in Australia, Canada, Finland, Germany, Hong Kong, India, Italy, the Netherlands, Spain, the United Kingdom, and Vietnam.

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

If our products, services, or technologies were found to infringe a third-party’s proprietary rights, we could be forced to discontinue use of the protected technology or enter into costly royalty or licensing agreements in order to be able to sell our products. Such royalty and licensing agreements may not be available on terms acceptable to us or at all. We could also be required to pay substantial damages, fines or other penalties, indemnify customers or distributors, cease the manufacture, use, or sale of infringing products or processes, make proprietary source code publicly available, and/or expend significant resources to develop or acquire non-infringing technologies. Our suppliers may not provide, or we may not be able to obtain, intellectual property indemnification sufficient to offset all damages, fines or other penalties resulting from any claims of intellectual property infringement brought against us or our customers. There is no guarantee that our use of conventional technology searching and brand clearance searching will identify all potential rights holders. Rights holders may demand payment for past infringements and/or force us to accept costly license terms or discontinue use of protected technology and/or works of authorship that may include, for example, photos, videos, and software. Our current research and development focus on developing software-based products, including that which is related to artificial intelligence or virtual reality, increases this risk.

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

Our intellectual property may also be at risk if we are unable to defend from enforcement actions, such as that filed by the FTC against us regarding our acquisition of Vievu LLC from Safariland LLC on May 3, 2018. For additional discussion of this matter, refer to Note 11 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. If successful, the FTC is seeking a divestiture of Vievu along with Axon assets sufficient to stand up a viable competitor.

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

Federal regulation of sales in the U.S.: Our currently offered CEDs are not firearms regulated by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, but our consumer products are regulated by the U.S. Consumer Product Safety Commission. Although there are currently no federal laws restricting sales of our core currently offered CED products in the U.S., future federal regulation could adversely affect sales of our products.

Our CED products are subject to regulation by testing, safety and other standard organizations. These regulations also affect CEDs with Axon Signal technology, including Signal Performance Power Magazine technology, and TASER 7 battery packs, and could impact future CEDs that feature wireless technology.

Federal regulation of international sales: Our CEDs are considered a “crime control” product by the U.S. DOC for export directly from the U.S. which requires us to obtain an export license from the DOC for the export of our CED devices from the U.S. to any country other than Canada. Future products and services may require classifications from the DOC before they may be shipped internationally. Our inability to obtain DOC export licenses or classifications on a timely basis for sales of our products to our international customers could significantly and adversely affect our international sales.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.     Properties

Our corporate headquarters and manufacturing facilities are based in an approximately 100,000 square foot facility in Scottsdale, Arizona, which we own. We also lease premises in Phoenix and Scottsdale, Arizona; East Point, Georgia; Charlotte, North Carolina; Topsfield, Massachusetts; Seattle and Spokane, Washington; Melbourne and Sydney, Australia; Toronto, Canada; Daventry and London, England; Tampere, Finland; Frankfurt, Germany; Mumbai, India; Rome, Italy; Amsterdam, Netherlands; and Ho Chi Minh City, Vietnam. In 2020, we purchased a parcel of land located in Scottsdale, Arizona on which we intend to construct a new manufacturing and office facility.

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

Item 3.    Legal Proceedings

See discussion of litigation in Note 11 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which discussion is incorporated by reference herein.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “AXON” on The NASDAQ Global Select Market.

Holders

As of December 31, 2021, there were 217 holders of record of our common stock.

Dividends

To date, we have not declared or paid cash dividends on our common stock. We do not intend to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. The stock repurchase program does not have a stated expiration date. During the year ended December 31, 2021, no common shares were purchased under the program. As of December 31, 2021, $16.3 million remained available under the plan for future purchases.

Stock Performance Graph

The following stock performance graph compares the performance of our common stock to the NASDAQ Composite Index, S&P 500 Index, and Russell 2000 Index.

The graph covers the period from December 31, 2016 to December 31, 2021. The graph assumes that the value of the investment in our stock and in each index was $100 at December 31, 2016, and that all dividends were reinvested. We do not pay dividends on our common stock.

	2016	2017	2018	2019	2020	2021
Axon Enterprise, Inc.	$100.00	$109.32	$180.49	$302.31	$505.49	$647.69
NASDAQ Composite	100.00	129.64	125.96	172.18	249.51	304.85
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39

Note: Index data copyright NASDAQ OMX, Inc.; Russell Investments; and Standard and Poor’s, Inc. Used with permission. All rights reserved.

Item 6.    [Reserved]

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

This section discusses our results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020. For a discussion and analysis of the year ended December 31, 2020, compared to the same period in 2019 please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

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

Our revenues for the year ended December 31, 2021 were $863.4 million, an increase of $182.4 million, or 26.8%, from the prior year. We had a loss from operations of $168.1 million compared to $14.2 million in the prior year. The higher loss from operations was primarily the result of increased stock compensation expense for our CEO Performance Award and XSPP. In addition, operating expenses were higher in 2021 primarily due to an increase in headcount; these other cost increases were largely offset by higher revenue. For the year ended December 31, 2021, we recorded net loss of $60.0 million compared to net loss of $1.7 million for the prior year.

2022 Outlook

For the year ending December 31, 2022, we expect revenue of approximately $1 billion. We anticipate capital expenditures of approximately $135 million to $160 million in 2022, including approximately $85 million for development of our manufacturing facility and campus in Scottsdale, Arizona, approximately $40 million to support capacity expansion and automation of TASER devices, and the remainder on additional investments to support our continued growth.

COVID-19

The COVID-19 pandemic has adversely affected workforces, economies, and financial markets globally, and led to an economic downturn. As an essential provider of products and services for law enforcement and other first responders, we remain focused on protecting the health and wellbeing of our employees while assuring the continuity of our business operations.

We have taken a number of actions in response to the pandemic:

Employee safety and manufacturing:

●	We continue to allow for a remote work model for the majority of our office staff, with medical screening for any employees who do work in our offices; and
●	We hosted several onsite vaccination clinics for our employees and their family members.

Supply chain:

●	We previously took steps to diversify our supply chain and global manufacturing footprint, which have positioned us well to manage through the pandemic.

●

We have proactively built up a safety stock of raw and finished goods inventory aligned to our strategic model to help meet strong product demand while also preparing us to stagger factory work schedules. We continue to adjust strategic inventory levels based on areas of risk to mitigate potential supply disruptions.

●

In light of our broad geographic supplier base both domestic and international, we are continuously monitoring our supply chain to manage through potential impacts, identifying alternate sources as well as shipping / logistic sources and working with foreign regulators to ensure that our suppliers can provide parts.

Shareholder engagement:

●	We have continued our shareholder engagement in a primarily virtual format.

Results of Operations

The following table presents data from our consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Year Ended December 31,
	2021		2020
Net sales from products	$608,525	70.5%	$500,250	73.5%
Net sales from services	254,856	29.5	180,753	26.5
Net sales	863,381	100.0	681,003	100.0
Cost of product sales	260,098	30.1	224,131	32.9
Cost of service sales	62,373	7.2	40,541	6.0
Cost of sales	322,471	37.3	264,672	38.9
Gross margin	540,910	62.7	416,331	61.1
Operating expenses:
Sales, general and administrative	515,007	59.7	307,286	45.1
Research and development	194,026	22.5	123,195	18.1
Total operating expenses	709,033	82.2	430,481	63.2
Loss from operations	(168,123)	(19.5)	(14,150)	(2.1)
Interest and other income, net	26,748	3.1	7,859	1.1
Loss before provision for income taxes	(141,375)	(16.4)	(6,291)	(1.0)
Benefit from income taxes	(81,357)	(9.4)	(4,567)	(0.7)
Net loss	$(60,018)	(7.0)%	$(1,724)	(0.3)%

Net sales to the U.S. and other countries are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2021		2020
United States	$686,914	80%	$535,079	79%
Other Countries	176,467	20	145,924	21
Total	$863,381	100%	$681,003	100%

International revenue in 2021 increased compared to 2020, driven by strength in all of our international regions, particularly in the Americas and EMEA regions.

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

For the Years Ended December 31, 2021 and 2020

Net Sales

Net sales by product line were as follows for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,				Dollar	Percent
	2021		2020		Change	Change
TASER segment:
TASER 7	$135,906	15.7%	$107,506	15.8%	$28,400	26.4%
TASER X26P	40,629	4.7	41,724	6.1	(1,095)	(2.6)
TASER X2	58,081	6.7	60,107	8.8	(2,026)	(3.4)
TASER Consumer devices	7,132	0.8	9,407	1.4	(2,275)	(24.2)
Cartridges	152,842	17.8	115,193	16.9	37,649	32.7
Axon Evidence and cloud services	9,159	1.1	2,935	0.4	6,224	212.1
Extended warranties	24,125	2.8	20,754	3.0	3,371	16.2
Other	9,053	1.0	8,926	1.3	127	1.4
TASER segment	436,927	50.6	366,552	53.7	70,375	19.2
Software and Sensors segment:
Axon Body	75,484	8.8	57,150	8.4	18,334	32.1
Axon Flex	4,155	0.5	4,082	0.6	73	1.8
Axon Fleet	24,319	2.8	20,108	3.0	4,211	20.9
Axon Dock	24,441	2.8	19,723	2.9	4,718	23.9
Axon Evidence and cloud services	246,005	28.5	176,797	26.0	69,208	39.1
Extended warranties	33,686	3.9	24,408	3.6	9,278	38.0
Other	18,364	2.1	12,183	1.8	6,181	50.7
Software and Sensors segment	426,454	49.4	314,451	46.3	112,003	35.6
Total net sales	$863,381	100.0%	$681,003	100.0%	$182,378	26.8%

Net unit sales were as follows:

	Year Ended December 31,		Unit	Percent
	2021	2020	Change	Change
TASER 7	90,348	77,451	12,897	16.7%
TASER X26P	30,083	37,391	(7,308)	(19.5)%
TASER X2	38,620	43,407	(4,787)	(11.0)%
TASER Consumer devices	26,958	33,158	(6,200)	(18.7)%
Cartridges	4,945,927	3,714,291	1,231,636	33.2%
Axon Body	181,663	182,538	(875)	(0.5)%
Axon Flex	7,828	8,962	(1,134)	(12.7)%
Axon Fleet	11,264	11,304	(40)	(0.4)%
Axon Dock	25,584	25,422	162	0.6%

Net sales for the TASER segment increased $70.4 million, or 19.2%, primarily as a result of an increase of $37.6 million in cartridge revenue and a $28.4 million increase in TASER 7 devices. Cartridge revenue increased due to increased unit sales. Consumer devices revenue decreased $2.3 million or 24.2% driven by a decrease in retail sales due to a shift in consumer shopping behaviors, as well as lower average selling prices, and higher sales during the prior year due to civil unrest. We continue to see a shift to purchases of our latest generation device, TASER 7, from legacy devices, especially X26P devices. Sales of our TASER 7 device also drove the increase in revenue from Axon Evidence and cloud services. Revenue was also impacted by higher average selling prices for TASER devices other than TASER consumer devices. TASER 7 revenue for 2021 was impacted by approximately $35.0 million for orders that were scheduled to ship prior to December 31, 2021, but could not be fulfilled due to the delayed receipt of a manufacturing component for our TASER 7 devices. We expect to recognize this revenue during the first half of 2022.

Net sales for the Software and Sensors segment increased $112.0 million, or 35.6%. Revenue from Axon Evidence and cloud services increased $69.2 million as we continued to add users and associated devices to our network during the year ended December 31, 2021. The increase in the aggregate number of users and devices also resulted in increased extended warranty revenues of $9.3 million. Sales of our Axon Body 3 camera drove most of the $18.3 million increase in Axon Body revenue and the $4.7 million increase in Axon Dock revenue. Other revenue increased $6.2 million or 50.7% due to increases in signal sidearm and signal performance power magazine (SPPM) attributable to increased sales of our TASER 7 devices. Axon Body revenue was impacted by approximately $15.5 million for orders that were scheduled to ship prior to December 31, 2021, but could not be fulfilled due to supply chain constraints for our Axon Body 3 devices. We expect to recognize this revenue during the first half of 2022.

Backlog - As of December 31, 2021 compared to December 31, 2020

Our backlog for products and services includes all orders that have been received and are believed to be firm.

In the TASER segment, we define backlog as equal to deferred revenue. Deferred revenue represents amounts invoiced to customers for goods and services to be delivered in subsequent periods. We process orders within the TASER segment quickly, and our best estimate of firm orders outstanding as of period end represents those that have been invoiced but remain undelivered. The TASER segment backlog balance was $73.9 million as of December 31, 2021. We expect to realize $36.9 million of this deferred revenue balance as revenue during the next 12 months. This represents cash received and accounts receivable from customers on or prior to December 31, 2021 for products and services expected to be delivered in the next 12 months.

In the Software and Sensors segment, we define backlog as cumulative bookings, net of cancellations, less product and service revenue recognized to date. Bookings are generally realized as revenue over multiple years. The Software and Sensors backlog balance was $2.4 billion as of December 31, 2021. This backlog balance includes $377.4 million of deferred revenue, and $2.0 billion that has been recorded as bookings but not yet invoiced, all as of December 31, 2021. We expect to realize approximately $510.8 million of the December 31, 2021 backlog balance as revenue during the next 12 months.

	TASER	Software and Sensors	Total

	(in thousands)
Balance, beginning of period	$61,756	$1,427,886	$1,489,642
Add: additions to backlog, net of cancellations	449,048	1,350,696	1,799,744
Less: revenue recognized during period	(436,927)	(426,454)	(863,381)
Balance end of period	$73,877	$2,352,128	$2,426,005

Our backlog of $2.4 billion as of December 31, 2021 has increased significantly from $1.5 billion as of December 31, 2020. The increase in TASER segment backlog is not expected to have a material impact on revenue or operating margins. Our significant increase in backlog, primarily in the Software and Sensors segment is indicative of expected revenue growth in this segment.

Cost of Product and Service Sales

Cost of product and services sales in dollars and as a percent of related segment sales (dollars in thousands):

	Year Ended December 31,				Dollar	Percent
	2021		2020		Change	Change
TASER segment:
Cost of product sales	$149,739	34.3%	$136,925	37.4%	$12,814	9.4%
Cost of service sales	145	0.0%	—	—%	$145	N/A %
Total TASER cost of sales	149,884	34.3%	136,925	37.4%	12,959	9.5%
Software and Sensors segment:
Cost of product sales	110,359	25.9%	87,206	27.7%	23,153	26.5%
Cost of service sales	62,228	14.6%	40,541	12.9%	21,687	53.5%
Total Software and Sensors cost of sales	172,587	40.5%	127,747	40.6%	44,840	35.1%
Total cost of product and service sales	$322,471	37.3%	$264,672	38.9%	$57,799	21.8%

Within the TASER segment, cost of product and service sales was $149.9 million, an increase of $13.0 million, or 9.5%, from 2020. Cost as a percentage of sales decreased to 34.3% from 37.4%. The improvement was primarily attributable to a combination of manufacturing cost improvement and strong demand for our premium TASER offerings, which resulted in a favorable product mix. We are building manufacturing capacity to support our TASER device and cartridge manufacturing lines in response to growing international and federal demand and an increased install base.

Within the Software and Sensors segment, cost of product and service sales was $172.6 million, an increase of $44.8 million, or 35.1%, from 2020. As a percentage of net sales, cost of product and service sales decreased slightly to 40.5% in 2021 from 40.6% in 2020. Cost of product sales increased $23.2 million primarily driven by the impact of increased units, but decreased as a percentage of sales due to the fulfillment of several large shipments of lower-margin body camera hardware to our largest customers during the prior year. Cost of service sales increased $21.7 million and increased as a percentage of sales. We are investing in scaling our cloud business, which includes standing up new cloud environments, cloud applications, and Long-Term Evolution (“LTE”) costs, which can result in some margin compression in advance of anticipated revenue, as well as low-to-no margin professional services that support new installations for software customers.

Gross Margin

Gross Margin (dollars in thousands):

	Year Ended December 31,		Dollar	Percent
	2021	2020	Change	Change
TASER segment	$287,043	$229,627	$57,416	25.0%
Software and Sensors segment	253,867	186,704	67,163	36.0%
Total gross margin	$540,910	$416,331	$124,579	29.9%
Gross margin as % of net sales	62.7%	61.1%

Gross margin increased $124.6 million to $540.9 million for the year ended December 31, 2021 compared to $416.3 million for 2020. As a percentage of net sales, gross margin increased to 62.7% for 2021 from 61.1% for 2020.

As a percentage of net sales, gross margin for the TASER segment increased to 65.7% for the year ended December 31, 2021 from 62.6% for the year ended December 31, 2020.

Within the Software and Sensors segment, gross margin as a percentage of total segment net sales was 59.5% and 59.4% for the years ended 2021 and 2020, respectively. Within the Software and Sensors segment, product gross margin was 39.2% for the year ended December 31, 2021 and 36.6% for the same period in 2020, while the service margins were 74.6% and 77.1% during those same periods, respectively.

Sales, General and Administrative Expenses

Sales, General and Administrative ("SG&A") Expenses (dollars in thousands):

	Year Ended December 31,		Dollar	Percent
	2021	2020	Change	Change
Salaries, benefits and bonus	$140,075	$83,287	$56,788	68.2%
Stock-based compensation	238,813	103,860	134,953	129.9
Professional, consulting and lobbying	34,338	45,541	(11,203)	(24.6)
Sales and marketing	52,058	32,464	19,594	60.4
Office and building	8,137	9,076	(939)	(10.3)
Travel and meals	12,058	5,630	6,428	114.2
Depreciation and amortization	9,824	6,079	3,745	61.6
Other	19,704	21,349	(1,645)	(7.7)
Total sales, general and administrative expenses	$515,007	$307,286	$207,721	67.6%
SG&A expenses as a percentage of net sales	59.7%	45.1%

SG&A expenses increased $207.7 million, or 67.6%. Stock-based compensation expense increased $135.0 million in comparison to the prior year comparable period, which was attributable to an increase of $137.9 million in expense related to the CEO Performance Award and XSPP, partially offset by a decrease of $1.9 million related to PSUs for certain key employees and executives that fully vested in March 2021. As of December 31, 2021, all twelve operational goals for the CEO Performance Award and XSPP are considered probable of attainment or have been attained; during the prior year comparable period, eleven operational goals were considered probable. Refer to Note 14 of the notes to our consolidated financial statements within this Annual Report on Form 10-K for additional discussion of the CEO Performance Award and XSPP.

Salaries, benefits and bonus expense increased $56.8 million, primarily due to an increase in headcount and an increase in payroll taxes on a higher base of salaries and bonus expense. Salaries, benefits and bonus expense increased as a percentage of sales from 12.2% for 2020 to 16.2% for 2021.

Sales and marketing expenses increased $19.6 million, driven by a $10.5 million increase in commissions tied to higher revenues, and by higher spending on advertising, sponsorships, and customer samples. Included in this increase was $3.4 million related to trade shows and seminars, including our inaugural VR roadshow and $1.0 million attributable to our annual Axon Accelerate user conference being held in-person.

Professional, consulting and lobbying expenses decreased $11.2 million, driven primarily by a decrease of $18.3 million in expenses related to the FTC litigation. As discussed in Note 11 of the notes to our consolidated financial statements within this Annual Report on Form 10-K, we sued the FTC in the District of Arizona, and the FTC filed an enforcement action regarding our May 2018 acquisition of Vievu LLC. Offsetting the decrease in legal expenses was an increase in other professional and consulting expenses for costs related to the implementation of several phases of our enterprise resource planning and related systems.

Other SG&A expenses increased by $7.6 million, primarily driven by the following:

●	Travel expenses increased $6.4 million, reflecting a return to pre-pandemic travel levels for certain of our employees.
●	Depreciation and amortization increased $3.7 million primarily due to an increase in depreciation and amortization expense following the implementation of several phases of our enterprise resource planning and related systems during 2021.

●	Supplies expense increased $3.5 million, primarily attributable to an increase in computer licenses and maintenance supporting increased headcount.

Research and Development Expenses

Research and Development ("R&D") Expenses (dollars in thousands):

	Year Ended December 31,		Dollar	Percent
	2021	2020	Change	Change
Salaries, benefits and bonus	$95,057	$71,488	$23,569	33.0%
Stock-based compensation	58,674	26,248	32,426	123.5
Professional and consulting	20,191	10,503	9,688	92.2
Travel and meals	1,344	594	750	126.3
Other	18,760	14,362	4,398	30.6
Total research and development expenses	$194,026	$123,195	$70,831	57.5%
R&D expenses as a percentage of net sales	22.5%	18.1%

Within the TASER segment, R&D expenses increased $30.8 million or 200%, reflecting increased stock-based compensation expense of $10.8 million, of which $5.7 million related to the XSPP. Salaries, benefits and bonus expense increased $8.2 million, primarily due to an increase in headcount. Consulting expense increased $7.9 million related to the development of next generation products.

R&D expense for the Software and Sensors segment increased $40.1 million or 37.2% and increased slightly as a percentage of sales to 34.7% compared to 34.3% in the prior year. Of the increase, $15.4 million related to salaries, benefits, and bonus attributable to increased headcount.

Stock-based compensation expense for the Software and Sensors segment increased $21.6 million. Contributing to the increase was expense of $12.9 million related to our XSPP. As of December 31, 2021, all twelve operational goals for the XSPP are considered probable of attainment or have been attained; during the prior year comparable period, eleven operational goals were considered probable. Stock-based compensation expense also increased over the prior year comparable period due to an increase in headcount.

Professional and consulting expenses increased $9.7 million related to development of next generation products.

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

Interest and Other Income, Net

Interest and other income, net was $26.7 million and $7.9 million for the years ended December 31, 2021 and 2020, respectively.

For the year ended December 31, 2021, we recorded a gain of $40.9 million related to observable price changes for our investments in certain strategic investments and related warrants. The gain was partially offset by a $17.8 million unrealized loss on marketable securities related to our investment in Cellebrite DI Ltd.  Interest and other income, net also reflected interest income of $1.7 million, other income of $0.9 million from a government grant, and gains from foreign currency transactions of $0.4 million.

For the year ended December 31, 2020, we earned interest income of $5.1 million and had losses from foreign currency transaction adjustments of $0.2 million, other income, net of $0.6 million, and interest expense of $0.1 million.

Provision for Income Taxes

The provision for income taxes was a benefit of $81.4 million for the year ended December 31, 2021. The effective income tax rate for 2021 was 57.5%. The benefits related to excess stock-based compensation of $205.5 million and research and development credits of $34.4 million were partially offset by the tax effects of permanently non-deductible expenses for executive compensation of $180.5 million, an increase in uncertain tax benefits of $10.2 million, and other permanently non-deductible expenses of $1.8 million. Additionally, we recorded a $9.0 million increase to our valuation allowance as of December 31, 2021 related to research and development tax credits that may not be utilized prior to expiration and an unrealized investment loss.

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

Net Income

We recorded net loss of $60.0 million for the year ended December 31, 2021 compared to a net loss of $1.7 million in 2020. Net loss per basic and diluted share was $0.91 for 2021, compared to net loss per basic and diluted share of $0.03 for 2020.

Three Months Ended December 31, 2021 Compared to September 30, 2021

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended		Three Months Ended		Dollar	Percent
	December 31, 2021		September 30, 2021		Change	Change
TASER segment:
TASER 7	$23,146	10.6%	$50,641	21.8%	$(27,495)	(54.3)%
TASER X26P	12,011	5.5	9,086	3.9	2,925	32.2
TASER X2	19,080	8.8	10,078	4.3	9,002	89.3
TASER Consumer devices	2,259	1.0	967	0.4	1,292	133.6
Cartridges	36,433	16.7	39,313	16.9	(2,880)	(7.3)
Axon Evidence and cloud services	3,350	1.5	2,711	1.2	639	23.6
Extended warranties	6,523	3.0	6,099	2.6	424	7.0
Other	1,107	0.7	2,596	1.3	(1,489)	(57.4)
TASER segment	103,909	47.8	121,491	52.4	(17,582)	(14.5)
Software and Sensors segment:
Axon Body	14,939	6.9	20,862	9.0	(5,923)	(28.4)
Axon Flex	674	0.3	1,488	0.6	(814)	(54.7)
Axon Fleet	9,246	4.2	6,063	2.6	3,183	52.5
Axon Dock	5,552	2.5	6,460	2.8	(908)	(14.1)
Axon Evidence and cloud services	70,072	32.2	63,272	27.3	6,800	10.7
Extended warranties	9,054	4.2	8,983	3.9	71	0.8
Other	4,132	1.9	3,370	1.4	762	22.6
Software and Sensors segment	113,669	52.2	110,498	47.6	3,171	2.9
Total net sales	$217,578	100.0%	$231,989	100.0%	$(14,411)	(6.2)%

Net unit sales were as follows:

	Three Months Ended	Three Months Ended
	December 31, 2021	September 30, 2021	Change	Change
TASER 7	12,927	36,350	(23,423)	(64.4)%
TASER X26P	8,246	6,596	1,650	25.0%
TASER X2	14,432	5,562	8,870	159.5%
TASER Consumer devices	8,733	3,232	5,501	170.2%
Cartridges	1,194,867	1,327,971	(133,104)	(10.0)%
Axon Body	31,749	58,248	(26,499)	(45.5)%
Axon Flex	1,027	3,390	(2,363)	(69.7)%
Axon Fleet	4,609	2,753	1,856	67.4%
Axon Dock	4,959	8,556	(3,597)	(42.0)%

Net sales for the TASER segment decreased $17.6 million, or 14.5%, on a sequential basis primarily due to a $27.5 million decrease in revenue from TASER 7 devices and a $2.9 million decrease in cartridge revenue. The decrease in TASER 7 revenues was partially offset by a revenue increase of $13.2 million of other TASER devices. The decrease in revenue is a result of decreased unit sales, partially offset by higher average selling prices on our TASER 7 devices. TASER 7 revenue for the three months ended December 30, 2021 was impacted by approximately $35.0 million for orders that were scheduled to ship prior to December 31, 2021, but could not be fulfilled due to the delayed receipt of a manufacturing component for our TASER 7 devices. We expect to recognize this revenue during the first half of 2022.

Net sales for the Software and Sensors segment increased $3.2 million, or 2.9%, on a sequential basis primarily due to a $6.8 million increase in Axon Evidence and cloud services revenue and a $3.2 million increase in Axon Fleet revenue. The increase in Axon Evidence and cloud services revenue was a result of the increase in the aggregate number of users on our network. Axon Fleet revenue was driven primarily by increased unit sales, as well as an increase in the average selling price. Axon Body revenue was impacted by approximately $15.5 million for orders that were scheduled to ship prior to December 31, 2021, but could not be fulfilled due to supply chain constraints for our Axon Body 3 devices. We expect to recognize this revenue during the first half of 2022.

International sales were $48.7 million in for the three months ended December 31, 2021 as compared to $39.2 million for the three months ended September 30, 2021, an increase of $9.5 million, primarily driven by increased sales in the EMEA region.

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

Although these non-GAAP financial measures are not consistent with GAAP, management believes investors will benefit by referring to these non-GAAP financial measures when assessing our operating results, as well as when forecasting and analyzing future periods. However, management recognizes that:

●	these non-GAAP financial measures are limited in their usefulness and should be considered only as a supplement to our GAAP financial measures;
●	these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, our GAAP financial measures;
●	these non-GAAP financial measures should not be considered to be superior to our GAAP financial measures; and
●	these non-GAAP financial measures were not prepared in accordance with GAAP and investors should not assume that the non-GAAP financial measures presented in this Annual Report on Form 10-K were prepared under a comprehensive set of rules or principles.

EBITDA and Adjusted EBITDA (CEO Performance Award) reconcile to net income as follows (dollars in thousands):

	For the Years Ended December 31,
	2021	2020
Net income (loss)	$(60,018)	$(1,724)
Depreciation and amortization	18,694	12,475
Interest expense	28	55
Investment interest income	(1,511)	(4,086)
Provision for (benefit from) income taxes	(81,357)	(4,567)
EBITDA	$(124,164)	$2,153

Adjustments:
Stock-based compensation expense	303,331	133,572
Adjusted EBITDA (CEO Performance Award)	$179,167	$135,725

Liquidity and Capital Resources

Summary

As of December 31, 2021, we had $356.3 million of cash and cash equivalents, an increase of $200.9 million from December 31, 2020. Cash and cash equivalents and investments totaled $402.1 million, a decrease of $250.6 million from December 31, 2020.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2021	2020
Operating activities	$124,494	$38,481
Investing activities	252,556	(356,526)
Financing activities	(174,181)	299,265
Effect of exchange rate changes on cash and cash equivalents	(1,982)	1,976
Net increase (decrease) in cash and cash equivalents and restricted cash	$200,887	$(16,804)

Operating activities

Net cash provided by operating activities in 2021 of $124.5 million consisted of $60.0 million in net loss, the net add-back of non-cash income statement items totaling $227.8 million and a $43.3 million net change in operating assets and liabilities. Included in the non-cash items were $18.7 million in depreciation and amortization expense, $303.3 million in stock-based compensation expense, and an $81.3 million increase in deferred income tax assets. Cash provided by operations was impacted by an increase of $205.8 million in accounts and notes receivable and contract assets, which was largely attributable to increased sales in 2021, particularly for sales made under subscription plans. Cash provided by operations was also impacted by an increase of $40.2 million in prepaid expenses and other assets, resulting primarily from an increase in deferred commissions expense and an increase in income tax receivable due to overpayments, and an increase of $18.3 million in inventory on as we proactively built up inventory to help meet future product demand. Partially offsetting this activity was an increase in deferred revenue of $175.6 million, which was primarily attributable to increased subscription payments for Software and Sensors hardware and services in advance of fulfillment, and a smaller increase in hardware deferred revenue from TASER subscription sales.

Investing activities

We generated $252.6 million from investing activities in 2021. Proceeds from investments, net of purchases of investments and marketable securities, were $356.1 million, and $14.5 million of proceeds from the sale of a portion of one of our existing strategic investments. We also invested $50.3 million in the purchase of property and equipment and intangibles, $45.5 million for new or incremental strategic minority investments, and $22.4 million in cash paid for business combinations.

Financing activities

Net cash used in financing activities was $174.2 million for the year ended December 31, 2021. During the year ended December 31, 2021, certain restricted stock units (“RSUs”) and stock options were net-share settled, such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash, which payments totaled $331.3 million, to the appropriate taxing authorities. Net-settled stock awards included six tranches of our XSPP which vested during 2021 and 2.1 million stock options which were exercised during 2021. Partially offsetting this use of cash were net proceeds received from our ATM offering during 2021 of $105.5 million in cash and $51.6 million of proceeds from the exercise of stock options where shares were sold to cover the exercise price.

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

As of December 31, 2021, we had letters of credit outstanding of $6.1 million, leaving the net amount available for borrowing of $43.9 million. The facility matures on December 31, 2023 and has an accordion feature which allows for an increase in the total line of credit up to $100.0 million, subject to certain conditions, including the availability of additional bank commitments. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At December 31, 2021 and 2020, there were no borrowings under the line.

Our agreement with the bank requires us to comply with a maximum funded debt to EBITDA ratio, as defined, of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At December 31, 2021, the Company’s funded debt to EBITDA ratio was 0.00 to 1.00.

On January 29, 2021, we entered into an amendment to the credit agreement which extends the maturity date to December 31, 2023 and increased the amount of the unsecured revolving line of credit which is available for letters of credit from $10 million to $20 million.

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

Based on our strong balance sheet and the fact that we had no long-term debt or financing lease obligations at December 31, 2021, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.

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

Contractual Obligations

The following table outlines our future contractual financial obligations by period in which payment is expected, as of December 31, 2021 (dollars in thousands):

		Short	Long
	Total	Term	Term
Operating lease obligations	$29,445	$7,782	$21,663
Purchase obligations	328,427	314,206	14,221
Total contractual obligations	$357,872	$321,988	$35,884

Purchase obligations in the table above represent $313.5 million of open purchase orders and $14.9 million of other purchase obligations. The open purchase orders represent both cancelable and non-cancelable purchase orders with key vendors, which are included in this table due to our strategic relationships with these vendors.

On February 23, 2022, the Company entered into construction management agreement with Okland Construction Company, Inc. for construction of a new manufacturing and office campus on land the Company owns in Scottsdale, Arizona. The contract specifies a maximum guaranteed construction price of approximately $149.7 million, of which approximately $85.0 million is expected to be incurred in 2022. Construction is expected to start no later than May 3, 2022 with final completion by July 25, 2024.

We are subject to U.S. federal income tax as well as income taxes imposed by state and foreign jurisdictions. As of December 31, 2021, we had $18.2 million of gross unrecognized tax benefits related to uncertain tax positions. The settlement period for these long-term income tax liabilities cannot be determined; however, the liabilities are expected to increase by approximately $0.7 million within the next 12 months.

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

Product Warranties

We warranty our CEDs, Axon cameras and certain related accessories from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for the standard warranty are charged to cost of products sold when revenue is recorded for the related product. Future warranty costs are estimated based on historical data related to warranty claims on a quarterly basis and this rate is applied to current product sales. Historically, reserve amounts have been increased if management becomes aware of a component failure or other issue that could result in larger than anticipated warranty claims from customers. The warranty reserve is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. As of December 31, 2021 and 2020, our warranty reserve was approximately $2.8 million and $0.8 million, respectively. Warranty expense for the years ended December 31, 2021, 2020 and 2019 was $2.9 million, $0.0 million and $1.6 million, respectively. Warranty expense for the year ended December 31, 2021 was impacted by higher battery degradation resulting in shorter battery lives for the Axon Body 3 on-officer body camera and warranty claims for TASER 7 handles. Warranty expense for the year ended December 31, 2020, was impacted by lower than expected warranty claims for the Axon Body 3 on-officer body camera. Warranty expense for the year ended December 31, 2019 was impacted by higher than initially expected warranty claims for the Axon Flex 2 on-officer body camera.

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

During the year ended December 31, 2021, we recorded provisions to reduce inventories to their lower of cost and net realizable value of approximately $0.9 million compared to $3.8 million during the year ended December 31, 2020. The largest driver of the decrease in the provision in 2021 compared to 2020 was a one-time prior year reduction in the carrying amount of our trial and evaluation inventory to zero which was our estimate of its net realizable value. The provision in 2021 and in 2020 was driven by analyses for existing products resulting in adjustments to state inventories at their lower of cost and net realizable value.

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

Many of our products and services are sold on a standalone basis. We also bundle our hardware products and services together and sell them to our customers in single transactions, where the customer can make payments over a multi-year period. For the years ended December 31, 2021, 2020 and 2019, the composition of revenue recognized from contracts containing multiple performance obligations and those not containing multiple performance obligations was as follows (dollars in thousands):

	For the Year Ended December 31, 2021
	TASER		Software and Sensors		Total
Contracts with Multiple Performance Obligations	$271,333	62.1%	$418,516	98.1%	$689,849	79.9%
Contracts without Multiple Performance Obligations	165,594	37.9	7,938	1.9	173,532	20.1
Total	$436,927	100.0%	$426,454	100.0%	$863,381	100.0%

	For the Year Ended December 31, 2020
	TASER		Software and Sensors		Total
Contracts with Multiple Performance Obligations	$186,427	50.9%	$311,187	99.0%	$497,614	73.1%
Contracts without Multiple Performance Obligations	180,125	49.1	3,264	1.0	183,389	26.9
Total	$366,552	100.0%	$314,451	100.0%	$681,003	100.0%

	For the Year Ended December 31, 2019
	TASER		Software and Sensors		Total
Contracts with Multiple Performance Obligations	$130,761	46.4%	$245,416	98.5%	$376,177	70.9%
Contracts without Multiple Performance Obligations	150,900	53.6	3,783	1.5	154,683	29.1
Total	$281,661	100.0%	$249,199	100.0%	$530,860	100.0%

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

Circumstances that might indicate long-lived assets might not be recoverable could include, but are not limited to, a change in the product mix, a change in the way products and services are created, produced or delivered, or a significant change in the way our products are branded and marketed. When performing a review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. During the year ended December 31, 2021, we recorded an immaterial amount of impairment charges. During the year ended December 31, 2020, we abandoned certain planning and site development activities related to our planned new headquarters, resulting in an impairment charge of $0.7 million. Additionally, we recognized impairment charges totaling $0.5 million related to improvements and remodeling of certain of our offices. Both charges were included in sales, general and administrative expense in the accompanying consolidated statements of operations. During the year ended December 31, 2019, we abandoned certain capitalized software related to implementation work on an enterprise resource planning system conversion, resulting in an impairment charge of $1.3 million, and certain planning and site development activities related to our planned new headquarters, resulting in an impairment charge of $0.7 million, both of which were included in sales, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income (loss).

Income Taxes

We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carry forwards.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. We must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies for each year a tax credit was claimed for federal and state income tax purposes. We determined that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, have established a liability for unrecognized tax benefits of $18.2 million as of December 31, 2021. We expect the amount of the unrecognized tax benefit to increase by approximately $0.7 million within the next 12 months. Should the unrecognized tax benefit of $18.2 million be recognized, our effective tax rate would be favorably impacted. Our estimates are based on information available to us at the time we prepare the income tax provision. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. During 2021, we completed an audit of our 2018 Illinois income tax return. Additionally, we have been notified that an audit will commence for Axon Public Safety Southeast Asia LLC, our entity in Vietnam. The tax period has not yet been defined.

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

We have federal net operating losses ("NOLs") of $259.0 million, which either carryforward indefinitely or expire in 2036 and $0.1 million of which is subject to limitation under Internal Revenue Code (“IRC”) Section 382. Additionally, we have state NOLs of $251.4 million, which expire at various dates between 2026 and 2041 or carryforward indefinitely. We anticipate sufficient future pre-tax book income to realize a large portion of our deferred tax assets. However, based on expected income for years in which Arizona R&D tax credits are set to expire, unrealized investment loss for which realization is uncertain, and specific identified intangibles with an indefinite life, a reserve of $16.2 million has been recorded as a valuation allowance against deferred tax assets as of December 31, 2021.

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

For performance-based options, stock-based compensation expense is recognized over the expected performance achievement period of individual performance goals when the achievement of each individual performance goal becomes probable. For performance-based awards with a vesting schedule based entirely on the attainment of both performance and market conditions, stock-based compensation expense is recognized over the longer of the expected achievement period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of achievement. The fair value of such awards is estimated on the grant date using Monte Carlo simulations. Refer to Note 14 of the notes to our consolidated financial statements within this Annual Report on Form 10-K.

We have granted a total of approximately 15.1 million performance-based awards (options and restricted stock units) of which approximately 3.9 million are outstanding as of December 31, 2021, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance and market capitalization. Of the 3.9 million performance-based awards that are outstanding, 1.4 million are options that are exercisable.  Compensation expense for performance awards will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimates of the fair value of the awards and timing of recognition of stock-based compensation and consequently, the related amount recognized in our statements of operations and comprehensive income.

Contingencies and Accrued Litigation Expense

We are subject to the possibility of various loss contingencies arising in the ordinary course of business, including product-related and other litigation. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Refer to Note 11 of our consolidated financial statements within this Annual Report on Form 10-K.

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

A majority of our customers are governmental agencies. Due to municipal government funding rules, certain of our contracts are subject to appropriation, termination for convenience, or similar cancellation clauses, which could allow our customers to cancel or not exercise options to renew contracts in the future. Economic slowdowns that negatively affect municipal tax collections and put pressure on law enforcement may increase this risk and negatively impact the realizability of our accounts and notes receivable and contract assets. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and reversed our previously-recorded additional reserve for credit losses of approximately $1.3 million during the year ended December 31, 2021.

Based on the balances of our financial instruments as of December 31, 2021, a hypothetical 25 percent increase in expected credit loss rates across all pools would result in a $0.7 million increase in the allowance for expected credit losses.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “available-for-sale”.  We report available-for-sale investments at fair value as of each balance sheet date and record any unrealized gains or losses as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest and other income, net within the consolidated statements of operations. When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If we have the intent to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. Based on investment positions as of December 31, 2021, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.5 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Additionally, we have access to a $50.0 million line of credit borrowing facility which bears interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to EBITDA ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $6.1 million at December 31, 2021. At December 31, 2021, there was no amount outstanding under the line of credit, and the available borrowing under the line of credit was $43.9 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

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

Item 8.    Financial Statements and Supplementary Data

AXON ENTERPRISE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$356,332	$155,440
Marketable securities	72,180	—
Short-term investments	14,510	406,525
Accounts and notes receivable, net of allowance of $2,203 and $2,105 as of December 31, 2021 and December 31, 2020 respectively	320,819	229,201
Contract assets, net	180,421	63,945
Inventory, net	108,688	89,958
Prepaid expenses and other current assets	56,540	36,883
Total current assets	1,109,490	981,952
Property and equipment, net	138,457	105,494
Deferred tax assets, net	127,193	45,770
Intangible assets, net	15,470	9,448
Goodwill	43,592	25,205
Long-term investments	31,232	90,681
Long-term notes receivable, net	11,256	22,457
Long-term contract assets, net	29,753	20,099
Strategic investments	83,520	11,711
Other long-term assets	98,247	68,206
Total assets	$1,688,210	$1,381,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,220	$24,142
Accrued liabilities	103,707	59,843
Current portion of deferred revenue	265,591	163,959
Customer deposits	10,463	2,956
Other current liabilities	6,540	5,431
Total current liabilities	418,521	256,331
Deferred revenue, net of current portion	185,721	111,222
Liability for unrecognized tax benefits	3,797	4,503
Long-term deferred compensation	5,679	4,732
Deferred tax liabilities, net	811	649
Other long-term liabilities	25,832	27,331
Total liabilities	640,361	404,768
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 70,896,856 and 63,766,555 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	1,095,229	962,159
Treasury stock at cost, 20,220,227 shares as of December 31, 2021 and December 31, 2020	(155,947)	(155,947)
Retained earnings	109,883	169,901
Accumulated other comprehensive income (loss)	(1,317)	141
Total stockholders’ equity	1,047,849	976,255
Total liabilities and stockholders’ equity	$1,688,210	$1,381,023

The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
Net sales from products	$608,525	$500,250	$399,474
Net sales from services	254,856	180,753	131,386
Net sales	863,381	681,003	530,860
Cost of product sales	260,098	224,131	190,683
Cost of service sales	62,373	40,541	32,891
Cost of sales	322,471	264,672	223,574
Gross margin	540,910	416,331	307,286
Sales, general and administrative	515,007	307,286	212,959
Research and development	194,026	123,195	100,721
Total operating expenses	709,033	430,481	313,680
Loss from operations	(168,123)	(14,150)	(6,394)
Interest and other income, net	26,748	7,859	8,464
Income (loss) before provision (benefit) for income taxes	(141,375)	(6,291)	2,070
Provision (benefit) for income taxes	(81,357)	(4,567)	1,188
Net income (loss)	$(60,018)	$(1,724)	$882
Net income (loss) per share:
Basic	$(0.91)	$(0.03)	$0.01
Diluted	$(0.91)	$(0.03)	$0.01
Weighted average shares outstanding:
Basic	66,191	61,782	59,190
Diluted	66,191	61,782	60,018

Net income (loss)	$(60,018)	$(1,724)	$882
Foreign currency translation adjustments	(1,251)	1,237	417
Unrealized gains (losses) on available-for-sale investments	(207)	—	—
Comprehensive income (loss)	$(61,476)	$(487)	$1,299

The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2018	58,810,637	$1	$453,400	20,220,227	$(155,947)	$171,383	$(1,513)	$467,324
Issuance of common stock under employee plans, net of shares withheld for payroll taxes	616,509	—	(3,937)	—	—	—	—	(3,937)
Stock-based compensation	—	—	78,809	—	—	—	—	78,809
Issuance of common stock for business combination contingent consideration	70,613	—	—	—	—	—	—	—
Net income	—	—	—	—	—	882	—	882
Other comprehensive income	—	—	—	—	—	—	417	417
Balance, December 31, 2019	59,497,759	$1	$528,272	20,220,227	$(155,947)	$172,265	$(1,096)	$543,495
Cumulative effect of applying a change in accounting principle	—	—	—	—	—	(640)	—	(640)
Issuance of common stock	3,450,000	—	306,779	—	—	—	—	306,779
Issuance of common stock under employee plans, net of shares withheld for payroll taxes	748,183	—	(7,514)	—	—	—	—	(7,514)
Stock-based compensation	—	—	133,572	—	—	—	—	133,572
Issuance of common stock for business combination contingent consideration and related tax effects	70,613	—	1,050	—	—	—	—	1,050
Net loss	—	—	—	—	—	(1,724)	—	(1,724)
Other comprehensive income	—	—	—	—	—	—	1,237	1,237
Balance, December 31, 2020	63,766,555	$1	$962,159	20,220,227	$(155,947)	$169,901	$141	$976,255
Issuance of common stock	577,956	—	105,514	—	—	—	—	105,514
Issuance of common stock under employee plans, net of shares withheld for payroll taxes	2,624,446	—	(331,309)	—	—	—	—	(331,309)
Stock options exercised	3,927,899	—	51,614	—	—	—	—	51,614
Stock-based compensation	—	—	303,331	—	—	—	—	303,331
Issuance of common stock for business combination contingent consideration	—	—	3,920	—	—	—	—	3,920
Net loss	—	—	—	—	—	(60,018)	—	(60,018)
Other comprehensive loss	—	—	—	—	—	—	(1,458)	(1,458)
Balance, December 31, 2021	70,896,856	$1	$1,095,229	20,220,227	$(155,947)	$109,883	$(1,317)	$1,047,849

The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(60,018)	$(1,724)	$882
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,694	12,475	11,361
Loss on disposal and abandonment of intangible assets	146	320	67
Loss on disposal and impairment of property and equipment, net	92	1,722	2,542
Net gain on strategic investments and marketable securities	(23,035)	—	—
Stock-based compensation expense	303,331	133,572	78,495
Deferred income taxes	(81,303)	(16,528)	(7,987)
Unrecognized tax benefits	(706)	671	983
Bond amortization	5,217	3,345	361
Noncash lease expense	5,573	4,104	3,567
Provision for expected credit losses	(214)	1,302	—
Change in assets and liabilities:
Accounts and notes receivable and contract assets	(205,769)	(107,762)	(38,830)
Inventory	(18,272)	(52,156)	(4,903)
Prepaid expenses and other assets	(40,158)	(14,885)	(9,845)
Accounts payable, accrued and other liabilities	45,301	8,886	4,967
Deferred revenue	175,615	65,139	24,013
Net cash provided by operating activities	124,494	38,481	65,673
Cash flows from investing activities:
Purchases of investments and marketable securities	(362,479)	(656,522)	(354,477)
Proceeds from call, maturity, or sale of investments	718,617	379,839	130,083
Proceeds from sale of strategic investments	14,546	—	—
Purchases of property and equipment	(49,886)	(72,629)	(15,939)
Proceeds from disposal of property and equipment	43	95	—
Purchases of intangible assets	(392)	(241)	(404)
Purchases of strategic investments	(45,500)	(7,068)	—
Business acquisitions, net of cash acquired	(22,393)	—	—
Net cash provided by (used in) investing activities	252,556	(356,526)	(240,737)
Cash flows from financing activities:
Net proceeds from equity offering	105,514	306,779	—
Proceeds from options exercised	51,614	295	114
Income and payroll tax payments for net-settled stock awards	(331,309)	(7,809)	(4,051)
Net cash provided by (used in) financing activities	(174,181)	299,265	(3,937)
Effect of exchange rate changes on cash and cash equivalents	(1,982)	1,976	329
Net increase (decrease) in cash and cash equivalents	200,887	(16,804)	(178,672)
Cash and cash equivalents and restricted cash, beginning of period	155,551	172,355	351,027
Cash and cash equivalents and restricted cash, end of period	$356,438	$155,551	$172,355

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

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions in these consolidated financial statements include:

●	product warranty reserves,
●	inventory valuation,
●	revenue recognition,
●	reserve for expected credit losses
●	valuation of goodwill, intangible and long-lived assets,
●	valuation of strategic investments,
●	recognition, measurement and valuation of current and deferred income taxes,
●	stock-based compensation, and
●	recognition and measurement of contingencies and accrued litigation expense.

Actual results could differ materially from those estimates.

Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments include cash, money market funds, corporate bonds, municipal bonds, and agency bonds. We place our cash and cash equivalents with high quality financial institutions. Although we deposit our cash with multiple financial institutions, our deposits regularly exceed federally insured limits. Cash and cash equivalents include funds on hand and highly liquid investments purchased with initial maturity of three months or less. Short-term investments include securities with an expected maturity date within one year of the balance sheet date that do not meet the definition of a cash equivalent, and long-term investments are securities with an expected maturity date greater than one year.

During the quarter ended December 31, 2021, upon the sale of a portion of our held-to-maturity security portfolio, we reclassified all remaining held-to-maturity securities to available-for-sale. We do not anticipate using the held-to-maturity classification in the future. The transfers to available-for-sale were made as a result of a change in management’s objectives with respect to its investment portfolio, which was implemented in the fourth quarter.

We report available-for-sale investments at fair value as of each balance sheet date and record any unrealized gains or losses as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest and other income, net within the consolidated statements of operations. When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for expected credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If we have the intent to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases. There were no credit losses recorded on our investment portfolio during the year ended December 31, 2021.

Restricted Cash

Restricted cash balances of $0.1 million and $0.1 million as of December 31, 2021 and 2020, respectively, primarily relate to funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. Approximately half of the balance was included in prepaid expenses and other current assets on our consolidated balance sheets, with the remainder included in other assets.

Inventory

Inventories are stated at the lower of cost, determined on the first-in, first-out (“FIFO”) basis, or net realizable value, net of an inventory valuation allowance. We use a standard cost methodology to determine the cost basis for our inventories. Costs include allocations for materials, labor, and overhead. All variances between actual costs and standard costs are apportioned to inventory and cost of product sales based upon inventory turnover. Additional provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on management’s best estimate after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions among other factors. We evaluate inventory costs for abnormal costs due to excess production capacity and treat such costs as period costs.

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

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Circumstances that might indicate long-lived assets might not be recoverable could include, but are not limited to, a change in the product mix, a change in the way products and services are created, produced or delivered, or a significant change in the way our products are branded and marketed. When performing a review for recoverability, management estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows. During the year ended December 31, 2021, we recorded an immaterial amount of impairment charges. During the year ended December 31, 2020, we abandoned certain planning and site development activities related to our planned new headquarters, resulting in an impairment charge of $0.7 million. Additionally, we recognized impairment charges totaling $0.5 million related to improvements and remodeling of certain of our offices. Both charges were included in sales, general and administrative expense in the accompanying consolidated statements of operations. During the year ended December 31, 2019, we abandoned certain capitalized software related to implementation work on an enterprise resource planning system conversion, resulting in an impairment charge of $1.3 million, and certain planning and site development activities related to our planned new headquarters, resulting in an impairment charge of $0.7 million, both of which were included in sales, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income.

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

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Sales are typically made on credit, and we generally do not require collateral. We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable, notes receivable, and contract assets is developed using historical collection experience, published or estimated credit default rates for entities that represent our customer base, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. We review receivables for U.S. and international customers separately to better reflect different published credit default rates and economic and market conditions. Additionally, specific reserve amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. Accounts and notes receivable and contract assets are presented net of a reserve for expected credit losses, which totaled $3.3 million and $3.4 million as of December 31, 2021 and 2020, respectively. This reserve represents management’s best estimate and application of judgment considering a number of factors, including those listed above. In the event that actual uncollectible amounts differ from our estimates, additional expense could be necessary.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Advertising Costs

We expense advertising costs in the period in which they are incurred. We incurred advertising costs of $2.6 million, $1.3 million and $0.9 million in the years ended December 31, 2021, 2020 and 2019, respectively. Advertising costs are included in sales, general and administrative expenses in the accompanying statements of operations.

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

Changes in our estimated warranty reserve were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Balance, beginning of period	$769	$1,476
Utilization of reserve	(873)	(700)
Warranty expense (benefit)	2,926	(7)
Balance, end of period	$2,822	$769

Research and Development Expenses

We expense as incurred research and development costs that do not meet the qualifications to be capitalized. We incurred research and development expense of $194.0 million, $123.2 million and $100.7 million in 2021, 2020 and 2019, respectively.

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

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We also assess whether uncertain tax positions, as filed, could result in the recognition of a liability for possible interest and penalties. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. Refer to Note 12 for additional information regarding the change in unrecognized tax benefits.

Concentration of Credit Risk and Major Customers / Suppliers

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts and notes receivable, contract assets, and cash. Historically, we have experienced an immaterial level of write-offs related to uncollectible accounts.

We maintain the majority of our cash at three depository institutions. As of December 31, 2021, the aggregate balances in such accounts were $347.3 million. Our balances with these three institutions regularly exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for domestic deposits and various deposit insurance programs covering our deposits in Australia, Canada, Finland, Germany, Hong Kong, India, Italy, the Netherlands, Spain, the United Kingdom, and Vietnam. To manage the related credit exposure, management continually monitors the creditworthiness of the financial institutions where we have deposits.

No customer represented more than 10% of total net sales for the years ended December 31, 2021, 2020 or 2019. At December 31, 2021, and 2020, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets.

We currently purchase both off the shelf and custom components, including, but not limited to, finished circuit boards, injection-molded plastic components, small machined parts, custom cartridge components, electronic components, and off the shelf sub-assemblies from suppliers located in the U.S., Canada, China, Mexico, Republic of Korea, Sri Lanka, Taiwan, and Vietnam. We may source from other countries as well. Although we currently obtain many of these components from single source suppliers, we own the injection molded component tooling, most of the designs, and test fixtures used in their production for all custom components. As a result, we believe we could obtain alternative suppliers in most cases. Although we have experienced supply chain disruptions relating to materials and port constraints, we have remained focused on closely managing our supply chain. We continue to bolster our strategic relationships in our supply chain, identifying secondary/alternate sourcing, adjusting build plans accordingly, and building in logistic modes in support of our increasing demand while working to minimize disruption to customers. We acquire most of our components on a purchase order basis and do not currently have significant long-term purchase contracts with most component suppliers.

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

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We have cash equivalents and investments, which at December 31, 2021 and 2020, were comprised of money market funds, agency bonds, certificates of deposit, commercial paper, corporate bonds, municipal bonds, U.S. Treasury bills, U.S. Treasury repurchase agreements, and U.S. Treasury inflation-protected securities. See additional disclosure regarding the fair value of our cash equivalents and investments in Note 3. Included in the balance of other assets as of December 31, 2021 and 2020 was $5.3 million and $4.7 million, respectively, related to corporate-owned life insurance policies which are used to fund our deferred compensation plan. We determine the fair value of our insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.

We have investments in marketable securities, for which changes in fair value are recorded in the consolidated statement of operations as unrealized gain or (loss) on marketable securities, which is included in interest and other income, net.

We have strategic investments in four unconsolidated affiliates. The estimated fair value of the investments was determined based on Level 3 inputs. As of December 31, 2021, management estimated that the fair value of the investments equaled the carrying value.

Our financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.

Segment and Geographic Information

Our operations are comprised of two reportable segments: the manufacture and sale of CEDs, batteries, accessories, extended warranties and other products and services (the “TASER” segment); and the development, manufacture and sale of software and sensors, which includes the sale of devices, wearables, applications, cloud and mobile products, and services (collectively, the "Software and Sensors" segment). Reportable segments are determined based on discrete financial information reviewed by our Chief Executive Officer who is our chief operating decision maker ("CODM"). We organize and review operations based on products and services, and currently there are no operating segments that are aggregated. We perform an analysis of our reportable segments at least annually. Additional information related to our business segments is summarized in Note 19.

For a summary of net sales by geographic area, see Note 2. The majority of our sales to international customers are transacted in foreign currencies and are attributed to each country based on the shipping address of the distributor or customer. For the years ended December 31, 2021, 2020 and 2019, no individual country outside the U.S. represented more than 10% of net sales. Substantially all of our assets are located in the U.S.

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

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

eXponential Stock Performance Plan

On February 12, 2019, our shareholders approved the 2019 Stock Incentive Plan (the “2019 Plan”), which was adopted by the Board of Directors to reserve a sufficient number of shares to facilitate our eXponential Stock Performance Plan (“XSPP”) and grants of eXponential Stock Units (“XSUs”) under the plan. The XSUs are grants of restricted stock units, each with a term of approximately nine years, that vest in 12 equal tranches. Each of the 12 tranches will vest upon certification by the Compensation Committee of the Board of Directors that both (i) the market capitalization goal for such tranche, which begins at $2.5 billion for the first tranche and increases by increments of $1.0 billion thereafter, and (ii) any one of eight operational goals focused on revenue or eight operational goals focused on Adjusted EBITDA (CEO Performance Award) have been met for the previous four consecutive fiscal quarters. A total of less than 0.1 million XSUs were granted during the year ended December 31, 2021.

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

Given the complexity of the awards, we utilized Monte Carlo simulations to simulate a range of possible future market capitalizations for the Company over the term of the awards at each of the respective grant dates. The average of all iterations of the simulation was used as the basis for the valuation and market capitalization goal derived service period for each tranche. Additionally, we applied an illiquidity discount of between 10.5% and 17.6% to the valuation of XSUs because the awards specify a post-vest holding period of 2.5 years for the acquired shares that vest. Certain of the XSU awards specify a post-vest holding period of the longer of 2.5 years or until the next tranche vests. The illiquidity discounts were estimated using the Finnerty model and reduced by the impact of expected payroll and income taxes due upon vesting of the awards, as the related proportion of shares are expected to be sold to satisfy such obligations. We measured the grant date fair value of the XSU awards with the following assumptions: risk-free interest rate of between 0.85% and 1.24%, expected term of between 6.5 and 7.0 years, expected volatility of between 47.28% and 55.79%, and dividend yield of 0.00%.

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

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

compensation expense associated with the CEO Performance Award is recognized over the requisite service period, which is defined as the longer of the expected achievement period for each pair of market capitalization and operational goals, beginning at the point in time when the relevant operational goal is considered probable of being met.

No options were awarded during the years ended December 31, 2021, 2020, or 2019.

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

	For the Year Ended December 31,
	2021	2020	2019
Numerator for basic and diluted earnings per share:
Net income (loss)	$(60,018)	$(1,724)	$882
Denominator:
Weighted average shares outstanding-basic	66,191	61,782	59,190
Dilutive effect of stock-based awards	—	—	828
Diluted weighted average shares outstanding	66,191	61,782	60,018
Anti-dilutive stock-based awards excluded	7,690	12,150	12,627
Net income (loss) per share:
Basic	$(0.91)	$(0.03)	$0.01
Diluted	$(0.91)	$(0.03)	$0.01

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The guidance improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and certain inconsistencies

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in application.  Under current GAAP, an acquirer generally recognizes contract assets acquired and liabilities assumed in a business combination at fair value on the acquisition date. The amendments in this update require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. Early adoption of this ASU effective October 1, 2021 did not have a material impact on our consolidated financial statements.

Reclassification of Prior Year Presentation

Certain prior year amounts, including strategic investments, have been reclassified for consistency with the current year presentation. These reclassifications are not material and had no effect on the reported results of operations.

Risks and Uncertainties

COVID-19 related risks have had and continue to have an impact on our operations. If our backup and mitigation plans are not sufficient to minimize business disruption, our financial results could be adversely affected. We are continuously monitoring our operations and intend to take appropriate actions to mitigate the risks arising from the COVID-19 pandemic, but there can be no assurances that we will be successful in doing so.

Note 2 - Revenues

Nature of Products and Services

The following table presents our revenues by primary product and service offering (in thousands):

	Year Ended December 31, 2021			Year Ended December 31, 2020
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER 7	$135,906	$—	$135,906	$107,506	$—	$107,506
TASER X26P	40,629	—	40,629	41,724	—	41,724
TASER X2	58,081	—	58,081	60,107	—	60,107
TASER Consumer devices	7,132	—	7,132	9,407	—	9,407
Cartridges	152,842	—	152,842	115,193	—	115,193
Axon Body	—	75,484	75,484	—	57,150	57,150
Axon Flex	—	4,155	4,155	—	4,082	4,082
Axon Fleet	—	24,319	24,319	—	20,108	20,108
Axon Dock	—	24,441	24,441	—	19,723	19,723
Axon Evidence and cloud services	9,159	246,005	255,164	2,935	176,797	179,732
Extended warranties	24,125	33,686	57,811	20,754	24,408	45,162
Other	9,053	18,364	27,417	8,926	12,183	21,109
Total	$436,927	$426,454	$863,381	$366,552	$314,451	$681,003

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2019
		Software and
	TASER	Sensors	Total
TASER 7	$56,652	$—	$56,652
TASER X26P	52,524	—	52,524
TASER X2	55,920	—	55,920
TASER Consumer devices	4,089	—	4,089
Cartridges	85,987	—	85,987
Axon Body	—	44,039	44,039
Axon Flex	—	5,928	5,928
Axon Fleet	—	16,182	16,182
Axon Dock	—	20,449	20,449
Axon Evidence and cloud services	704	130,265	130,969
Extended warranties	18,074	19,188	37,262
Other	7,711	13,148	20,859
Total	$281,661	$249,199	$530,860

The following table presents our revenues disaggregated by geography (in thousands):

	Year Ended December 31,
	2021		2020		2019
United States	$686,914	80%	$535,079	79%	$446,100	84%
Other Countries	176,467	20	145,924	21	84,760	16
Total	$863,381	100.0%	$681,003	100.0%	$530,860	100.0%

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers. We generally have an unconditional right to consideration when we invoice our customers and record a receivable. We record a contract asset when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing.

Contract assets generally result from our subscription programs where we satisfy a hardware performance obligation upon shipment to the customer, and the right to the portion of the transaction price allocated to that hardware performance obligation is conditional on our future performance of a SaaS service obligation under the contract. We recognize a portion of the amount allocated to hardware products shipped to the customer as accounts receivable when invoiced to the customer, and record the remaining allocated value as a contract asset as we have generally fulfilled our hardware performance obligation upon shipment. Unbilled accounts receivable expected to be invoiced and collected within twelve months was $13.9 million as of December 31, 2021, and was included in accounts and notes receivable, net on our consolidated balance sheet.

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

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Payment terms and conditions vary by contract type and geography, but our standard terms are that payments are due within 30 days from the date of invoice.

The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the year ended December 31, 2021 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Contract assets, net	$210,174	$84,044	$47,746
Contract liabilities (deferred revenue)	451,312	275,181	205,800
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	177,812	135,513	101,768

Contract liabilities (deferred revenue) consisted of the following (in thousands):

	December 31, 2021			December 31, 2020
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER	$21,257	$4,766	$26,023	$11,635	$16,953	$28,588
Software and Sensors	23,175	18,137	41,312	13,926	5,025	18,951
	44,432	22,903	67,335	25,561	21,978	47,539
Hardware:
TASER	12,944	28,727	41,671	16,314	14,304	30,618
Software and Sensors	34,862	81,223	116,085	25,181	50,981	76,162
	47,806	109,950	157,756	41,495	65,285	106,780
Services:
TASER	2,701	3,482	6,183	996	1,554	2,550
Software and Sensors	170,652	49,386	220,038	95,907	22,405	118,312
	173,353	52,868	226,221	96,903	23,959	120,862
Total	$265,591	$185,721	$451,312	$163,959	$111,222	$275,181

	December 31, 2021			December 31, 2020
	Current	Long-Term	Total	Current	Long-Term	Total
TASER	$36,902	$36,975	$73,877	$28,945	$32,811	$61,756
Software and Sensors	228,689	148,746	377,435	135,014	78,411	213,425
Total	$265,591	$185,721	$451,312	$163,959	$111,222	$275,181

Remaining Performance Obligations

As of December 31, 2021, we had approximately $2.80 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606 as of December 31, 2021. We expect to recognize between 15% - 20% of this balance over the next twelve months, and expect the remainder to be recognized over the following five to seven years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer, which consist primarily of sales commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for the underlying performance obligations.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For contract costs related to performance obligations with an amortization period of one year or less, we apply the practical expedient to expense these sales commissions when incurred. These costs are recognized as incurred within sales, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income.

As of December 31, 2021, our assets for costs to obtain contracts were as follows (in thousands):

	December 31, 2021	December 31, 2020
Current deferred commissions (1)	$19,962	$13,316
Deferred commissions, net of current portion (2)	54,028	32,455
	$73,990	$45,771
(1)	Current deferred commissions are included within prepaid expenses and other current assets on the accompanying consolidated balance sheet.
(2)	Deferred commissions, net of current portion, are included in other assets on the accompanying consolidated balance sheet.

During the years ended December 31, 2021, 2020 and 2019, we recognized $16.6 million, $11.3 million, and $8.2 million, respectively, of amortization related to deferred commissions. These costs are recorded within sales, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss).

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

In contracts where there are timing differences between when we transfer a promised good or service to the customer and when the customer pays for that good or service, we have determined that, with the exception of our TASER 60 installment purchase arrangements, our contracts generally do not include a significant financing component. For the years ended December 31, 2021, 2020, and 2019, we recorded interest income of $1.0 million, $1.5 million, and $1.6 million, respectively.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 3 - Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents, marketable securities, and available-for-sale investments at December 31, 2021 (in thousands):

	As of December 31, 2021
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized		Cash	Marketable	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Securities	Investments	Investments
Cash	$353,488	$—	$—	$353,488	$353,488	$—	$—	$—

Level 1:
Money market funds	2,844	—	—	2,844	2,844	—	—	—
Agency bonds	10,700	4	—	10,704	—	—	10,704	—
Marketable securities	90,000	—	(17,820)	72,180	—	72,180	—	—
Subtotal	103,544	4	(17,820)	85,728	2,844	72,180	10,704	—

Level 2:
State and municipal obligations	2,570	—	(5)	2,565	—	—	1,400	1,165
Corporate bonds	32,748	1	(276)	32,473	—	—	2,406	30,067
Subtotal	35,318	1	(281)	35,038	—	—	3,806	31,232
Total	$492,350	$5	$(18,101)	$474,254	$356,332	$72,180	$14,510	$31,232

During the year ended December 31, 2021, we acquired 9,000,000 shares of common stock of Cellebrite DI Ltd (“CLBT”) with a fair value of $90.0 million. The CLBT common stock is recorded as marketable securities in the accompanying consolidated balance sheets and its fair value is adjusted every reporting period. Changes in fair value are recorded in the consolidated statement of operations as unrealized gain or (loss) on marketable securities, which is included in interest and other income, net. During the year ended December 31, 2021, we recorded a $17.8 million unrealized loss on marketable securities from our investment in CLBT.

During the year ended December 31, 2021, we sold held-to-maturity securities with a net carrying amount of $165.4 million prior to their maturity.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes our cash, cash equivalents, and held-to-maturity investments at December 31, 2020 (in thousands):

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

Because we do not have any history of losses for our held-to-maturity investments, our expected credit loss reserve methodology for held-to-maturity investments is developed using published or estimated credit default rates for similar investments and current and future economic and market conditions. At December 31, 2020, our credit loss reserve for held-to-maturity investments was approximately $0.2 million.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and reversed our previously-recorded additional reserve for credit losses of approximately $1.3 million during the year ended December 31, 2021.

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

The following table provides a roll-forward of the allowance for expected credit losses that is deducted from the amortized cost basis of accounts receivable, notes receivable, and contract assets to present the net amount expected to be collected (in thousands):

	Year Ended December 31, 2021			December 31, 2020
	United States	Other countries	Total	United States	Other countries	Total
Balance, beginning of period	$2,902	$474	$3,376	$1,395	$172	$1,567
Adoption of Topic 326, cumulative-effect adjustment to retained earnings	—	—	—	767	1	768
Provision for (recovery of) expected credit losses	245	(291)	(46)	824	391	1,215
Amounts written off charged against the allowance	(54)	—	(54)	(84)	(33)	(117)
Other, including dispositions and foreign currency translation	78	(5)	73	—	(57)	(57)
Balance, end of period	$3,171	$178	$3,349	$2,902	$474	$3,376

As of December 31, 2021 and December 31, 2020, the allowance for expected credit losses for each type of customer receivable was as follows (in thousands):

	December 31,	December 31,
	2021	2020
Accounts receivable and notes receivable, current	$2,203	$2,105
Contract assets, net	1,010	794
Long-term notes receivable, net of current portion	136	477
Total allowance for expected credit losses on customer receivables	$3,349	$3,376

4.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5 - Inventory

Inventory consisted of the following at December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021	December 31, 2020
Raw materials	$38,267	$39,194
Finished goods	70,421	50,764
Total inventory	$108,688	$89,958

Note 6 - Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	Estimated
	Useful Life	December 31, 2021	December 31, 2020
Land	N/A	$54,868	$57,052
Building and leasehold improvements	3 - 39 years	25,712	20,912
Production equipment	3 - 5 years	54,090	37,539
Computers, equipment and software	3 - 5 years	15,343	10,889
Furniture and office equipment	3 - 5 years	6,838	6,954
Vehicles	5 years	2,932	1,980
Website development costs	3 years	204	204
Capitalized internal-use software development costs	3 - 5 years	11,996	3,670
Construction-in-process	N/A	25,258	13,479
Total cost		197,241	152,679
Less: Accumulated depreciation		(58,784)	(47,185)
Property and equipment, net		$138,457	$105,494

During the year ended December 31, 2021, we completed an implementation of several phases of our Enterprise Resource Planning (“ERP”) system. Following the implementation, we placed $6.6 million of related internal-use software development cost assets into service.

Depreciation and amortization expense related to property and equipment was $15.8 million, $9.2 million and $7.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, of which $6.3 million, $4.0 million and $3.5 million was included in cost of sales for the respective years.

Note 7 - Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2021 were as follows (in thousands):

		Software and
	TASER	Sensors	Total
Balance, December 31, 2020	$1,450	$23,755	$25,205
Goodwill acquired	—	18,495	18,495
Foreign currency translation adjustments	(54)	(54)	(108)
Balance, December 31, 2021	$1,396	$42,196	$43,592

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible assets (other than goodwill) consisted of the following (in thousands):

		December 31, 2021			December 31, 2020
		Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable (definite-lived) intangible assets:
Domain names	5 ‑ 10 years	$3,043	$(1,518)	$1,525	$3,036	$(1,339)	$1,697
Issued patents	5 ‑ 25 years	3,061	(1,457)	1,604	3,232	(1,567)	1,665
Issued trademarks	3 ‑ 15 years	1,130	(643)	487	1,002	(227)	775
Customer relationships	4 ‑ 8 years	4,985	(2,439)	2,546	3,780	(1,955)	1,825
Non-compete agreements	3 ‑ 4 years	454	(444)	10	460	(429)	31
Developed technology	3 ‑ 5 years	18,060	(10,465)	7,595	10,660	(8,713)	1,947
Total amortizable		30,733	(16,966)	13,767	22,170	(14,230)	7,940
Non-amortizable (indefinite-lived) intangible assets:
TASER trademark		900	—	900	900	—	900
My90 trademark		168	—	168	—	—	—
Patents and trademarks pending		635	—	635	608	—	608
Total non-amortizable		1,703	—	1,703	1,508	—	1,508
Total intangible assets		$32,436	$(16,966)	$15,470	$23,678	$(14,230)	$9,448

Amortization expense of intangible assets was $2.9 million, $3.3 million and $3.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Estimated amortization for intangible assets with definitive lives for the next five years ended December 31, and thereafter, is as follows (in thousands):

2022	$3,908
2023	3,620
2024	3,546
2025	824
2026	682
Thereafter	1,187
Total	$13,767

Note 8 – Strategic Investments

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

In conjunction with certain of our strategic investments, we have the ability to commit additional capital over time through warrants where the exercisability and exercise prices are conditional on the achievement of certain channel partnership performance metrics. The amount recorded on our consolidated balance sheets represents the fair value of the preferred stock warrants as of December 31, 2021.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables provide a roll-forward of the balance of strategic investments (in thousands):

	Year Ended December 31, 2021
	Strategic investments	Warrants for strategic investment	Total
Balance, beginning of period	$9,500	$2,211	$11,711
Investments	45,500	—	45,500
Observable price changes	40,321	534	40,855
Sales	(14,546)	—	(14,546)
Balance, end of period	$80,775	$2,745	$83,520

	Inception to date
	Strategic investments	Warrants for strategic investment	Total
Investments	$52,568	$2,588	$55,156
Observable price changes	42,753	157	42,910
Sales	(14,546)	—	(14,546)
Balance, end of period	$80,775	$2,745	$83,520

In December 2021, we made a $25.0 million minority investment in and entered into a channel partnership agreement with Dedrone, Inc., a provider of anti-drone and counter-drone solutions. In conjunction with the equity investment in and channel partnership with Dedrone, Inc., we have the ability to commit additional capital over time through warrants where the exercisability and exercise prices are conditional on the achievement of certain partnership performance metrics. In February 2021, we made a $20.0 million minority investment in RapidSOS, Inc.

During the year ended December 31, 2021, certain of our strategic investees issued new equity to us and/or other investors. These events represented observable price changes for our existing investments and related warrants. Of the total observable price changes, we realized a gain of approximately $12.3 million on the sale of a portion of one of our existing investments. The estimated fair value of the retained existing investments was calculated using valuation techniques that included both observable and unobservable inputs, and was lower than the issue per share of the new equity issued by the strategic investee because of different characteristics of the newly issued equity instruments compared to our existing investments. The valuation techniques included both Level 2 and Level 3 inputs as defined by ASC Topic 820.

Subsequent Event

In January 2022, one of our strategic investees issued new preferred stock to other investors. We determined that the preferred shares issued were similar to the shares we own, and the shares underlying our warrants in the strategic investee. Accordingly, the preferred share issuance represents an observable price change for our existing prior investments and related warrants, and we estimated the fair value of our investments and warrants as of the date of the observable price change. We are still finalizing the accounting impact of the transaction, but preliminarily expect to recognize an increase of at least $41.5 million to the carrying value of our strategic investments and related warrants, which we would recognize in earnings during the quarter ending March 31, 2022.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9 - Other Long-Term Assets

Other long-term assets consisted of the following at December 31 (in thousands):

	December 31, 2021	December 31, 2020
Cash surrender value of corporate-owned life insurance policies	$5,276	$4,654
Deferred commissions (1)	54,028	32,455
Restricted cash	57	62
Operating lease assets	23,270	22,308
Deferred implementation costs (2)	3,915	—
Prepaid expenses, deposits and other (3)	11,701	8,727
Total other long-term assets	$98,247	$68,206

(1)	Represents the incremental costs of obtaining contracts with customers, which consist primarily of sales commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contracts and amortized consistent with the recognition timing of the revenue for the underlying performance obligations. See Note 2 “Costs to Obtain a Contract”.
(2)	During the year ended December 31, 2021, we completed an implementation of several software-as-a-service applications supporting our internal operations. Following the implementation, we placed $4.3 million of deferred implementation costs assets related to these applications into service.
(3)	During the year ended December 31, 2021, we recorded a government grant receivable totaling $0.9 million in connection with the Arizona Qualified Facility Tax Credit (“QFTC”). Because U.S. GAAP does not contain authoritative accounting standards on this topic, we determined it most appropriate to account for the QFTC by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. Under IAS 20, the grant is initially recorded as other assets on the balance sheet and other income is recognized on a systematic basis over the periods in which the qualifying expenses are incurred when we determine that grant assets are no longer contingent. As of December 31, 2021, approximately $0.5 million was recorded in other assets with the remainder recorded in prepaid expenses and other current assets on our consolidated balance sheets.

Note 10 - Accrued Liabilities

Accrued liabilities consisted of the following at December 31 (in thousands):

	December 31, 2021	December 31, 2020
Accrued salaries, benefits and bonus	$62,425	$36,892
Accrued professional, consulting and lobbying fees	7,152	3,055
Accrued warranty expense	2,822	769
Accrued income and other taxes	3,736	3,848
Accrued inventory in transit	9,945	4,597
Other accrued expenses	17,627	10,682
Accrued liabilities	$103,707	$59,843

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11 - Commitments and Contingencies

Data Storage Purchase Commitment

In 2019, we entered into a purchase agreement for cloud data storage with a 3 year term beginning July 1, 2019. The purchase agreement includes a total commitment of $50.0 million, with an up-front prepayment of $15.0 million that was made in July 2019. Storage fees under this agreement were $22.4 million for the year ended December 31, 2021 and were recorded in cost of service sales. There is no remaining purchase commitment as of December 31, 2021.

Purchase commitments

We routinely enter into cancelable and non-cancelable purchase orders with many of our key vendors. Based on the strategic relationships with many of these vendors, our ability to cancel these purchase orders and maintain a favorable relationship would be limited. As of December 31, 2021, we had approximately $313.5 million of open purchase orders and $14.9 million of other purchase obligations.

Subsequent Event

On February 23, 2022, the Company entered into construction management agreement with Okland Construction Company, Inc. for construction of a new manufacturing and office campus on land the Company owns in Scottsdale, Arizona. The contract specifies a maximum guaranteed construction price of approximately $149.7 million. Construction is expected to start no later than May 3, 2022 with final completion by July 25, 2024.

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

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

cannot predict the eventual scope, duration, or outcome of the proceeding and accordingly we have not recorded any liability in the accompanying consolidated financial statements.

Prior to the FTC’s enforcement action, Axon sued the FTC in federal court in the District of Arizona for declaratory and injunctive relief alleging the FTC’s structure and administrative processes violate Article II of the U.S. Constitution and our Fifth Amendment rights to due process and equal protection. The district court dismissed the action, without prejudice, for lack of jurisdiction. The Ninth Circuit affirmed in a split decision but granted Axon’s motion to stay the appellate mandate pending the filing of its petition for certiorari with the U.S. Supreme Court. On January 24, 2022, the Supreme Court granted Axon’s petition. Merits briefing will occur over the next several months with oral argument likely in October 2022.  A decision is not likely until early 2023. The FTC’s administrative case will remain stayed pending resolution of the Supreme Court proceedings.

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

Based on our assessment of outstanding litigation and claims as of December 31, 2021, we have determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

Off-Balance Sheet Arrangements

Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At December 31, 2021, we had outstanding letters of credit of $6.1 million that are expected to expire in June 2022. We also had outstanding letters of credit and bank guarantees of $1.3 million that do not draw against our credit facility. These outstanding letters of credit and bank guarantees are expected to expire May 2022. Additionally, we had $21.5 million of outstanding surety bonds at December 31, 2021, with $3.5 million expiring in 2022, $7.5 million expiring in 2023 and the remaining $10.5 million expiring in 2024.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12 - Income Taxes

Income (loss) before provision (benefit) for income taxes included the following components for the years ended December 31 (in thousands):

	2021	2020	2019
United States	$(146,995)	$(11,529)	$(1,449)
Foreign	5,620	5,238	3,519
Total	$(141,375)	$(6,291)	$2,070

Significant components of the provision (benefit) for income taxes are as follows for the years ended December 31 (in thousands):

	2021	2020	2019
Current:
Federal	$(331)	$5,277	$4,247
State	85	3,886	2,414
Foreign	(60)	1,943	1,533
Total current	(306)	11,106	8,194
Deferred:
Federal	(65,557)	(10,175)	(6,060)
State	(15,266)	(3,111)	(1,665)
Foreign	478	(3,131)	(264)
Total deferred	(80,345)	(16,417)	(7,989)
Tax impact of unrecorded tax benefits liability	(706)	744	983
Provision (benefit) for income taxes	$(81,357)	$(4,567)	$1,188

A reconciliation of our effective income tax rate to the federal statutory rate follows for the years ended December 31 (in thousands):

	2021	2020	2019
Federal income tax at the statutory rate	$(29,691)	$(1,321)	$435
State income taxes, net of federal benefit	(12,717)	935	526
Difference between statutory and foreign tax rates	(155)	(86)	43
Other permanent differences (1)	1,842	794	1,356
Foreign derived intangible income deduction	—	(902)	(217)
Executive compensation limitation	180,509	15,463	7,596
Research and development	(34,376)	(10,246)	(4,911)
Return to provision adjustment	204	(1,078)	(9)
Change in liability for unrecognized tax benefits	10,188	987	1,191
Excess stock-based compensation benefit	(205,483)	(9,002)	(4,999)
Change in valuation allowance	8,961	163	368
Tax effects of intercompany transactions	96	(389)	16
Other	(735)	115	(207)
Provision for income taxes (Income tax benefit)	$(81,357)	$(4,567)	$1,188
Effective tax rate	57.5%	72.6%	57.4%
(1)	Other permanent differences include certain expenses that are not deductible for tax purposes including meals and entertainment, lobbying fees, and taxable income as a result of global intangible low-tax income ("GILTI").

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant components of our deferred income tax assets and liabilities are as follows at December 31 (in thousands):

	2021	2020
Deferred income tax assets:
Net operating loss carryforward	$68,353	$1,834
Deferred revenue	27,031	21,055
Deferred compensation	1,414	1,175
Lease liability	5,886	5,730
Inventory reserve	684	511
Stock-based compensation	10,913	18,890
Amortization	2,672	2,436
Research and development tax credit carryforward	29,249	6,654
Reserves, accruals, and other	14,717	7,274
Total deferred income tax assets	160,919	65,559
Deferred income tax liabilities:
Contract asset	(1,104)	(1,150)
Right of use asset	(5,008)	(5,237)
Depreciation	(8,938)	(5,363)
Strategic investments	(2,653)	(321)
Prepaid expenses	(594)	(874)
Other	(72)	(185)
Total deferred income tax liabilities	(18,369)	(13,130)
Net deferred income tax assets before valuation allowance	142,550	52,429
Valuation allowance	(16,168)	(7,308)
Net deferred income tax assets	$126,382	$45,121

We have a federal net operating loss (“NOL”) of $259.0 million which will carry forward indefinitely. We also have a federal NOL of $0.1 million that will expire in 2036, which is subject to limitation under Internal Revenue Code (“IRC”) Section 382. Additionally, we have $251.4 million of state NOLs which will expire at various dates between 2026 and 2041 or carry forward indefinitely. We have $27.6 million of federal R&D credits, which expire between 2034 and 2041, and $0.1 million of which is subject to limitation under IRC Section 382. We have $19.1 million of state R&D credits carrying forward, which expire at various dates between 2022 and 2036, or carry forward indefinitely. In the U.K., Canada, and Finland, we have $1.5 million, $0.3 million, and $0.2 million of NOLs, respectively, which expire at various dates or may be carried forward indefinitely.

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

As of December 31, 2021, management continues to believe the positive evidence from projected future earnings outweighs the negative evidence and a valuation allowance is not needed. We have concluded that a valuation allowance is necessary against an unrealized loss on an investment in marketable securities as well as transaction costs incurred in connection with certain investments. Additionally, we do have Arizona R&D tax credits expiring unutilized each year; therefore, management has concluded that it is more likely than not that our Arizona R&D deferred tax asset will not be realized, and a valuation allowance has been recorded against this net asset.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In Australia, we have determined that sufficient deferred tax liabilities will reverse in order to realize all assets except one long-lived intangible where there is not an expectation that the asset may be realized. Therefore, we continue to have a partial valuation allowance for Australia.

We consider the undistributed earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside of the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. We project that our foreign earnings will be utilized offshore for working capital and future foreign growth and we have not made a provision for U.S. or additional foreign withholding taxes of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. We have determined the amount of deferred tax liability related to investments in these foreign subsidiaries is immaterial. If we decide to repatriate the undistributed foreign earnings, we will recognize the income tax effects in the period we change our assertion on indefinite reinvestment.

We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal and state income tax purposes. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $18.2 million as of December 31, 2021. Should the unrecognized tax benefit of $18.2 million be recognized, our effective tax rate would be favorably impacted.

The following table presents a roll forward of our liability for unrecognized tax benefits, exclusive of accrued interest, as of December 31 (in thousands):

	2021	2020	2019
Balance, beginning of period	$7,657	$6,861	$6,058
Increase (decrease) in previous year tax positions	22	(34)	(615)
Increase in current year tax positions	11,416	950	1,749
Decrease due to lapse of statutes of limitations	(846)	(120)	(331)
Balance, end of period	$18,249	$7,657	$6,861

Federal income tax returns for 2018 through 2020 remain open to examination by the U.S. Internal Revenue Service (the “IRS”), while state and local income tax returns for 2017 through 2020 also generally remain open to examination by state taxing authorities. The 2007 through 2016 income tax returns are only open to the extent that net operating loss or other tax attributes carrying forward from those years were utilized in 2017 through 2020. The foreign tax returns for 2017 through 2020 also generally remain open to examination. During 2021, we started and completed an audit of our 2018 Illinois income tax return. Additionally, we have been notified that an audit will commence for Axon Public Safety Southeast Asia LLC, our entity in Vietnam. The tax period has not yet been defined.

We recognize interest and penalties related to unrecognized tax benefits within the provision (benefit) for income tax expense line in the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2021, and 2020, we had accrued interest of $0.2 million and $0.2 million, respectively.

Note 13 - Line of Credit

We have a $50.0 million unsecured revolving line of credit with a domestic bank, of which $20.0 million is available for letters of credit. The credit agreement matures on December 31, 2023 and has an accordion feature which allows for an increase in the total line of credit up to $100.0 million, subject to certain conditions, including the availability of additional bank commitments.

At December 31, 2021 and 2020, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of December 31, 2021, we had letters of credit

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

outstanding of approximately $6.1 million under the facility and available borrowing of $43.9 million. Advances under the line of credit bear interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.

We are required to comply with a maximum funded debt to EBITDA ratio of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At December 31, 2021, our funded debt to EBITDA ratio was 0.00 to 1.00.

Note 14 - Stockholders’ Equity

At-the-Market equity offering

During the year ended December 31, 2021, we sold 577,956 shares of our common stock under our "at-the-market" equity offering program (the “ATM”). We generated approximately $107.6 million in aggregate gross proceeds from sales under the ATM.  Aggregate net proceeds from the ATM were $105.5 million after deducting related expenses, including commissions to the sales agent of $1.6 million and issuance costs of $0.4 million.

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

Stock-based Compensation Plans

We have historically utilized stock-based compensation, consisting of RSUs and stock options, for key employees and non-employee directors as a means of attracting and retaining talented personnel. Service-based grants generally have a vesting period of 2 to 5 years and a contractual maturity of ten years. Performance-based grants generally have vesting periods ranging from 1 to 10 years and a contractual maturity of ten years.

On February 12, 2019, our shareholders approved the 2019 Plan, which was adopted by the Board of Directors to reserve a sufficient number of shares to facilitate our XSPP and grants of XSUs under the plan. Under the 2019 Plan, we reserved for future grants: (i) 6.0 million shares of common stock, plus (ii) the number of shares of common stock that were authorized but unissued under our 2018 Stock Incentive Plan (the “2018 Plan”) and all prior Company equity plans as of the effective date of the 2019 Plan, and (iii) the number of shares of stock that have been granted under the prior plans that either terminate, expire or lapse for any reason after the effective date of the 2019 Plan. As of December 31, 2021, approximately 1.0 million shares remain available for future grants. Shares issued upon exercise of stock awards from these plans have historically been issued from our authorized unissued shares.

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

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Revenue Goal (1) (in thousands)	Achievement Status	Adjusted EBITDA (in thousands)	Achievement Status
Goal #1, $710,058	Achieved	Goal #1 $125,000	Achieved
Goal #2, $860,058	Achieved	Goal #2, $155,000	Achieved
Goal #3, $1,010,058	Probable	Goal #3 $175,000	Achieved
Goal #4, $1,210,058	Probable	Goal #4, $190,000	Achieved
Goal #5, $1,410,058	Not Applicable	Goal #5 $200,000	Achieved
Goal #6, $1,610,058	Not Applicable	Goal #6, $210,000	Achieved
Goal #7, $1,810,058	Not Applicable	Goal #7, $220,000	Achieved
Goal #8, $2,010,058	Not Applicable	Goal #8 $230,000	Achieved
(1)	In connection with the business acquisition that was completed during the three months ended June 30, 2018, the revenue goals were adjusted for the acquiree’s Target Revenue, as defined in the CEO Performance Award agreement.

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

The first ten market capitalization goals have been achieved as of December 31, 2021. As of December 31, 2021, 5.3 million stock options have been certified by the Compensation Committee and vested. As twelve operational goals have been achieved or are considered probable of achievement, we recorded stock-based compensation expense of $230.3 million related to the CEO Performance Award from the grant date through December 31, 2021. The number of stock options that would vest related to the remaining unvested tranches is approximately 1.1 million shares. As of December 31, 2021, we had $15.7 million of total unrecognized stock-based compensation expense for the performance

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

goals that were considered probable of achievement, which will be recognized over a weighted-average period of 1.51 years.

eXponential Stock Performance Plan

On February 12, 2019, our shareholders approved the 2019 Stock Incentive Plan (the “2019 Plan”), which was adopted by the Board of Directors to reserve a sufficient number of shares to facilitate our eXponential Stock Performance Plan (“XSPP”) and grants of eXponential Stock Units (“XSUs”) under the plan. Initial awards under the plan were granted in January 2019, with additional employee awards granted since that date. During the year ended December 31, 2021 we granted an additional forty thousand XSUs.

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

The first nine market capitalization goals have been achieved as of December 31, 2021. The tenth market capitalization goal has not yet been attained, though the related operational goal was achieved as of September 30, 2021. The first XSU tranche vested in March 2021, the second and third tranches vested in May 2021, five tranches vested in September 2021, and one tranche vested in December 2021. As all twelve operational goals have been achieved or are considered probable of achievement, we recorded stock-based compensation expense of $177.4 million related to the XSU awards from their respective grant dates through December 31, 2021. The number of XSU awards that would vest related to the remaining three tranches is approximately 1.3 million shares. As of December 31, 2021, we had $21.6 million of total unrecognized stock-based compensation expense, which will be recognized over a weighted-average period of 2.02 years.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Units

The following table summarizes RSU activity for the years ended December 31 (number of units and aggregate intrinsic value in thousands):

	2021		2020		2019
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant-Date	of	Grant-Date	of	Grant-Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Units outstanding, beginning of year	1,107	$76.10	1,249	$45.47	1,244	$28.52
Granted	686	165.67	577	100.76	718	59.09
Released	(554)	66.23	(598)	40.68	(547)	27.38
Forfeited	(124)	100.64	(121)	52.40	(166)	36.91
Units outstanding, end of year	1,115	133.40	1,107	76.10	1,249	45.47
Aggregate intrinsic value at year end	$174,999

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $157.00 per share at December 31, 2021, multiplied by the number of RSUs. The fair value as of the respective vesting dates of RSUs that vested during the year was $96.4 million, $56.0 million, and $39.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Certain RSUs that vested in the year ended December 31, 2021 were net-share settled, such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld during 2021 were 0.1 million and had a value of approximately $11.1 million on their respective vesting dates as determined by the closing stock price of our stock. Payments for the employees’ tax obligations are reflected as a financing activity within the consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

As of December 31, 2021, we had $128.1 million of total unrecognized stock-based compensation expense related to RSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 2.38 years. RSUs are released when vesting requirements are met.

Performance Stock Units

The following table summarizes PSU activity, inclusive of XSUs, for the years ended December 31 (number of units and aggregate intrinsic value in thousands):

	2021		2020		2019
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant-Date	of	Grant-Date	of	Grant-Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Units outstanding, beginning of year	5,618	$35.71	6,033	$34.47	411	$27.82
Granted	309	77.53	417	58.11	6,041	34.61
Released	(4,345)	37.16	(184)	27.79	(103)	17.14
Forfeited	(83)	40.91	(648)	40.83	(316)	33.99
Units outstanding, end of year	1,499	39.86	5,618	35.71	6,033	34.47
Aggregate intrinsic value at year end	$235,325

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $157.00 per share, multiplied by the number of PSUs outstanding. As of December 31, 2021, there was $33.5 million in

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

unrecognized compensation costs related to PSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the PSUs over a weighted average period of 2.21 years. PSUs are released when vesting requirements are met.

As of December 31, 2021, the performance criteria had been met for approximately seven thousand of the 1.5 million PSUs outstanding.

 On March 8, May 17, and September 9, 2021, the Compensation Committee of our Board of Directors approved waivers of the holding period requirements for each XSPP participant who is an Arizona resident and elected to receive XSUs in lieu of On-Target Earnings. This waiver releases the holding period requirements to allow participants the ability to choose to sell a portion of their vested shares to satisfy new income tax obligations pursuant to Arizona Proposition 208, which was passed in the November 2020 state-wide election. This waiver applied to approximately 4% of the XSUs for the impacted participants which vested on March 8, May 17 and September 9, 2021, amounting to approximately 99 thousand shares. The remainder of the shares not sold to satisfy tax obligations are subject to a 2.5 year minimum holding period. We accounted for this change as a Type I modification under ASC 718 since there was no impact on attainment of the operational or market capitalization goals. We recognized additional stock-based compensation expense $2.8 million for the year ended December 31, 2021, respectively, because of this modification.

On December 3, 2021, the Compensation Committee approved a modification to allow for the transfer of certain shares from vested XSUs to a qualified charitable organization, including donor-advised funds. This one-time waiver of the post-vesting holding period requirement allowed for the transfer of up to one tranche of after-tax shares from vested XSUs through December 31, 2022, and allows for the charitable organization or donor-advised fund to sell the transferred shares. Award agreements were only modified with respect to the after-tax vested shares with which employees elected to participate in the charitable contribution initiative. The waiver was accounted for as a Type 1 modification under ASC 718, since there was no impact on attainment of the operational or market capitalization goals. The company recognized approximately $3.4 million in additional stock-based compensation expense for the year ended December 31, 2021 because of this modification.

Certain PSUs that vested in the year ended December 31, 2021 were net-share settled such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to PSUs were approximately 1.2 million and had a value of $204.3 million on their respective vesting dates as determined by the closing stock price on such dates. Of this amount, approximately 1.1 million related to the release of tranches four through nine of the XSPP.  Payments for the employees’ tax obligations are reflected as a financing activity within the consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital. Payments for the employees’ tax obligations are reflected as a financing activity within the consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Activity

The following table summarizes stock option activity for the years ended December 31 (number of options in thousands):

	2021		2020		2019
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding, beginning of year	6,366	$28.58	6,431	$28.34	6,458	$28.24
Granted	—	—	—	—	—	—
Exercised	(3,928)	28.58	(65)	4.52	(27)	4.27
Expired / terminated	—	—	—	—	—	—
Options outstanding, end of year	2,438	28.58	6,366	28.58	6,431	28.34
Options exercisable, end of year	1,377	28.58	530	28.58	65	4.52

We did not grant any stock options in 2021, 2020 or 2019. The total intrinsic value of options exercised was $571.4 million, $5.1 million and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The intrinsic value for options exercised was calculated as the difference between the exercise price of the underlying stock option awards and the market price of our common stock on the date of exercise.

Of the total stock options exercised during the year ended December 31, 2021, 0.6 million were sold to cover the CEO’s tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Additionally, 0.3 million were sold to cover the strike price of the exercised options. Total shares sold related to the exercised options had a value of $160.6 million on their respective exercise dates. Additionally, 2.1 million options exercised were net-share settled such that we withheld shares to cover the CEO’s tax obligation and strike price. Total shares withheld related to the exercised options were 1.1 million and had a value of $176.6 million on the exercise date as determined by the closing stock price on such date. Payments for the employee's tax obligations are reflected as a financing activity within the statement of cash flows. We recorded a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

The following table summarizes information about stock options that were fully vested or expected to vest as of December 31, 2021 (number of options in thousands):

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average	Weighted		Average
	Number of	Average	Remaining	Number of	Average	Remaining
Range of	Options	Exercise	Contractual	Options	Exercise	Contractual
Exercise Price	Outstanding	Price	Life (Years)	Exercisable	Price	Life (Years)
$28.58	1,377	$28.58	6.15	1,377	$28.58	6.15

The aggregate intrinsic value of options exercisable at December 31, 2021 was $176.8 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock of $157.00 on December 31, 2021.

At December 31, 2021, we had 1.1 million unvested options outstanding with a weighted average exercise price of $28.58 per share, weighted average grant-date fair value of $35.80 per share and weighted average remaining contractual life of 6.2 years. The aggregate intrinsic value of unvested options at December 31, 2021 was $136.3 million.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-based Compensation Expense

We account for stock-based compensation using the fair-value method. Reported stock-based compensation expense was classified as follows for the years ended December 31 (in thousands):

	2021	2020	2019
Cost of product and service sales	$5,844	$3,464	$1,565
Sales, general and administrative expenses	238,813	103,860	59,342
Research and development expenses	58,674	26,248	17,588
Total stock-based compensation expense	$303,331	$133,572	$78,495
Income tax benefit	$30,586	$29,329	$11,457

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

As of December 31, 2021, there were 29,600 shares available for grant under the 2019 Inducement Plan.

Stock Repurchase Plan

In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. As of December 31, 2021 and 2020, $16.3 million remained available under the plan for future purchases.

Note 15 – Accumulated Other Comprehensive Income (loss)

The following table reflects the changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized Gains (Losses)
	on Available-for-Sale	Foreign Currency
	Investments	Translation	Total
Balance, December 31, 2019	$—	$(1,096)	$(1,096)
Other comprehensive income	—	1,237	1,237
Balance, December 31, 2020	$—	$141	$141
Other comprehensive loss	(207)	(1,251)	(1,458)
Balance, December 31, 2021	$(207)	$(1,110)	$(1,317)

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 16 - Leases

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

We have operating leases for office space. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For leases beginning on or after January 1, 2019, we account for lease components separately from non-lease components for all asset classes.

Our leases have remaining terms of less than 1 to approximately 7 years, some of which include one or more options to renew for up to 5 years, and some of which include options to terminate the leases within 1 year. The exercise of lease renewal options is at our sole discretion and such options are included in ROU assets and liabilities for renewal periods that are reasonably certain of exercise. Certain of our lease agreements include stated rental payment escalations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Finance leases as of December 31, 2021 were immaterial.

Leases (in thousands)	Classification	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Other assets	$23,270	$22,308
Liabilities
Current
Operating	Other current liabilities	$6,540	$5,431
Noncurrent
Operating	Other long-term liabilities	20,439	18,952
Total lease liabilities		$26,979	$24,383

The components of lease expense were as follows (in thousands):

		Twelve Months Ended	Twelve Months Ended
	Classification	December 31, 2021	December 31, 2020
Operating lease expense (1)	Sales, general and administrative(2)	$7,495	$6,757
Sublease income	Interest and other income, net	—	(55)
Net lease expense		$7,495	$6,702
(1)	Includes short-term leases, which are immaterial.
(2)	An immaterial portion of operating lease expense is included within research and development expenses and cost of sales.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Twelve Months Ended		Twelve Months Ended
	December 31, 2021		December 31, 2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,506		$4,666
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	6,726		17,390
Weighted average remaining lease term:
Operating leases	4.2	years	4.4	years
Weighted average discount rate:
Operating leases	2.73%		3.36%

Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows (in thousands):

Operating
2022	7,782
2023	7,397
2024	5,961
2025	5,915
2026	2,176
Thereafter	214
Total minimum lease payments	29,445
Less: Amount representing interest	(2,466)
Present value of lease payments	$26,979

As of December 31, 2021, we do not have any leases that have not yet commenced that create significant rights and obligations for us.

Note 17 - Employee Benefit Plans

We have a defined contribution profit sharing 401(k) plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation.

We also have a non-qualified deferred compensation plan for certain executives, key employees and non-employee directors through which participants may elect to postpone the receipt and taxation of a portion of their compensation, including stock-based compensation, received from us. The non-qualified deferred compensation plan allows eligible participants to defer up to 80% of their base salary and up to 100% of other types of compensation. The plan also allows for matching and discretionary employer contributions. Employee deferrals are deemed 100% vested upon contribution. Distributions from the plan generally commence upon retirement, death, separation of service, specified date or upon the occurrence of an unforeseeable emergency. Distributions can be paid in a variety of forms from lump sum to installments over a period of years. Participants in the plan are entitled to select from a wide variety of investments available under the plan and are allocated gains or losses based upon the performance of the investments selected by the participant. All gains or losses are allocated fully to plan participants and we do not guarantee a rate of return on deferred balances. Assets related to this plan consist of corporate-owned life insurance contracts and are included in other assets in the consolidated

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

balance sheets; see Note 9 for balances. Participants have no rights or claims with respect to any plan assets and any such assets are subject to the claims of our general creditors.

Contributions to the plans are made by both the employee and us. Our contributions to the 401(k) plan are based on the level of employee contributions and are immediately vested. Future matching contributions to the plans are at our sole discretion.

We also sponsor defined contribution plans in Australia, Finland, and the United Kingdom.

Our matching contributions for all defined contribution plans for the years ended December 31, 2021, 2020 and 2019, were approximately $7.4 million, $5.6 million and $4.8 million, respectively.

Note 18 - Business Acquisitions

Occam Video Solutions, LLC

On December 22, 2021, we acquired all of the outstanding membership interests of Occam Video Solutions LLC, a developer of forensic video solutions software. The primary reason for the acquisition was to acquire technologies and know-how to enable Axon to serve customers more effectively.

The purchase price of $26.0 million consisted of $22.0 million in cash, net of cash acquired of $0.3 million, $1.5 million, or 9,381 shares, of Axon shares which vest ratably over 3 years, and up to $2.5 million, or 15,635 shares, of contingent consideration, which vest in two even tranches if specified financial targets are achieved by March 31, 2025.

The final purchase price and purchase price allocation will be finalized at the end of the measurement period when we have completed the detailed valuations and necessary calculations. Based on the preliminary purchase price allocation, we recorded $18.0 million of goodwill, $8.6 million of identifiable intangible assets, and $0.7 million in net liabilities. The goodwill was primarily attributed to increased synergies that are expected to be achieved from the integration of the business and is deductible for tax purposes. We have assigned the goodwill to the Software and Sensors segment. Identifiable definite-lived intangible assets were assigned a total weighted average amortization period of 3.6 years.

Note 19 - Segment Data

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

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information relative to our reportable segments was as follows (in thousands):

	For the year ended December 31, 2021
		Software and
	TASER	Sensors	Total
Net sales from products	$426,916	$181,609	$608,525
Net sales from services	10,011	244,845	254,856
Net sales	436,927	426,454	863,381
Cost of product sales	149,739	110,359	260,098
Cost of service sales	145	62,228	62,373
Cost of sales	149,884	172,587	322,471
Gross margin	$287,043	$253,867	$540,910

Research and development	$46,136	$147,890	$194,026

	For the year ended December 31, 2020
		Software and
	TASER	Sensors	Total
Net sales from products	$362,649	$137,601	$500,250
Net sales from services	3,903	176,850	180,753
Net sales	366,552	314,451	681,003
Cost of product sales	136,925	87,206	224,131
Cost of service sales	—	40,541	40,541
Cost of sales	136,925	127,747	264,672
Gross margin	$229,627	$186,704	$416,331

Research and development	$15,380	$107,815	$123,195

	For the year ended December 31, 2019
		Software and
	TASER	Sensors	Total
Net sales from products	$280,554	$118,920	$399,474
Net sales from services	1,107	130,279	131,386
Net sales	281,661	249,199	530,860
Cost of product sales	107,188	83,495	190,683
Cost of service sales	—	32,891	32,891
Cost of sales	107,188	116,386	223,574
Gross margin	$174,473	$132,813	$307,286

Research and development	$14,469	$86,252	$100,721

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 20 - Supplemental Disclosure to Cash Flows

Supplemental non-cash and other cash flow information were as follows as of and for the years ended December 31 (in thousands):

	2021	2020	2019
Supplemental disclosures:
Cash and cash equivalents	$356,332	$155,440	$172,250
Restricted cash	$106	$111	$105
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$356,438	$155,551	$172,355

Cash paid for income taxes, net of refunds	$5,108	$10,893	$3,669

Non-cash transactions:
Property and equipment purchases in accounts payable	1,994	878	834
Non-cash purchase consideration related to business combinations	3,920	—	—
Commission payable converted to stock-based award	—	—	314

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Axon Enterprise, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Axon Enterprise, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2022 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that is communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Revenue Recognition – Bundled Arrangements with Multiple Performance Obligations

As described further in Notes 1 and 2 to the financial statements, the Company derives revenue from two primary sources: the sale of physical products (including conducted energy devices (CEDs), cameras, corresponding hardware extended warranties, and related accessories), and subscriptions to the Axon Evidence digital evidence management software as a service and support. To a lesser extent, the Company also recognizes revenue related to training, professional services and other software services. Many of the Company’s products are sold on a stand-alone basis; however, the Company also bundles its hardware product and service performance obligations and sells them to customers as part of a single transaction.

We consider the identification of performance obligations, treatment of contract term assessments, the determination of the stand-alone selling price and allocation of the transaction price to multiple performance obligations, including the determination as to whether any amendments to an existing contract result in a modification, to be a critical audit matter.

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

These judgments require significant auditor subjectivity in evaluating the reasonableness of those judgments. Our audit procedures related to the revenue recognition for contracts with multiple performance obligations included the following, among others:

•

We tested the design and operating effectiveness of controls over the Company’s contract review process, including those over the assessment of amendments to existing contracts, treatment of contract term assessments, the identification of distinct performance obligations included in the initial or amended contract, and the establishment and monitoring of stand-alone selling prices.

•	We evaluated management’s judgment in significant accounting polices related to these arrangements for reasonableness.
•	For a sample of contracts, we performed the following procedures:
-

Obtained and analyzed the contract source documents for each selection, and other documents deemed a component of the arrangement, in order to test the appropriateness of management’s identification and determination of contract terms.

-	Assessed contractual terms and the appropriateness of material right determinations.
-	Obtained management’s contract review assessment and corroborate the judgments applied in accounting for the arrangements.
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

February 24, 2022

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2021 our disclosure controls and procedures were effective.

Management Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Grant Thornton LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Axon Enterprise, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Axon Enterprise, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 24, 2022 expressed an unqualified opinion on those financial statements.

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

February 24, 2022

Item 9B.    Other Information

Item 1.01 Entry into a Material Definitive Agreement

On February 23, 2022, the Company entered into construction management agreement with Okland Construction Company, Inc. for construction of a new manufacturing and office campus on land the Company owns in Scottsdale, Arizona. The contract specifies a maximum guaranteed construction price of approximately $149.7 million. Construction is expected to start no later than May 3, 2022 with final completion by July 25, 2024.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”), which proxy statement we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

Item 11.   Executive Compensation

The information required to be disclosed by this item is incorporated herein by reference to our 2022 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

A description of our equity compensation plans approved by our stockholders is included in Note 14 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The following table provides details of our equity compensation plans at December 31, 2021:

	Number of	Weighted	Number of Securities
	Securities to be	Average	Remaining Available for
	Issued upon	Exercise Price	Future Issuance Under Equity
	Exercise of Outstanding	of Outstanding Options,	Compensation Plans (Excluding Securities
	Options, Warrants and Rights	Warrants and Rights	Reflected
Plan Category	(a)	(b) (1)	in Column (a)) (c)
Equity compensation plans approved by security holders	4,940,286	$28.58	1,021,160
Equity compensation plans not approved by security holders(2)	111,200		29,600
Total	5,051,486		1,050,760
(1)	The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs which have no exercise price.
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

All other information required to be disclosed by this item is incorporated herein by reference to our 2022 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this item is incorporated herein by reference to our 2022 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required to be disclosed by this item is incorporated herein by reference to our 2022 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
1.	Consolidated financial statements: All consolidated financial statements as set forth under Part II, Item 8 of this report.
2.	Supplementary Financial Statement Schedules: Supplementary schedules have not been included because they are not applicable or because the information is included elsewhere in this report.
3.	Exhibits:
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporated (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed August 6, 2021)
3.2	Bylaws, as amended and restated (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed January 31, 2022)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))
4.2	Description of securities of Axon Enterprise, Inc. registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K, filed February 28, 2020)
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

10.3+	TASER International, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on July 12, 2013)
10.4+	2016 Stock Incentive Plan (incorporated by reference to Annex B of 2016 Proxy Statement, filed on April 15, 2016)
10.5+	Axon Enterprise, Inc. 2018 Stock Incentive Plan (incorporated by reference to Annex B of the Company’s Proxy Statement, filed on April 13, 2018)
10.6+	CEO Performance Award (incorporated by reference to Annex A of the Company’s Proxy Statement, filed on April 13, 2018)
10.7+	Axon Enterprise, Inc. 2019 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s Proxy Statement, filed on December 31, 2018)

Exhibit Number	Description
10.8+	Axon Enterprise, Inc. 2019 Stock Incentive Plan Exponential Stock Unit Grant Notice (incorporated by reference to Annex B of the Company’s Proxy Statement, filed on December 31, 2018)
10.9

Amended and Restated Credit Agreement dated December 31, 2018 between the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed January 7, 2019)

10.10+	Executive Employment Agreement by and between Axon Enterprise, Inc. and Jawad A. Ahsan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed June 4, 2019)
10.11+	Executive Employment Agreement by and between Axon Enterprise, Inc. and Luke S. Larson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 4, 2019)
10.12+	Executive Employment Agreement by and between Axon Enterprise, Inc. and Joshua M. Isner (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed June 4, 2019)
10.13+

Executive Employment Agreement by and between Axon Enterprise, Inc. and Jeffrey C. Kunins, dated September 23, 2019 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K, filed February 28, 2020)

10.14+	Axon Enterprise, Inc. 2019 Stock Inducement Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8, filed September 23, 2019)
10.15	Auction Statement from the Company to the Arizona State Land Department (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed November 6, 2020)
10.16

Amendment to the Amended and Restated Credit Agreement between the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed February 3, 2021)

10.17

Letter Amendment to the Amended and Restated Credit Agreement between the Company and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed November 15, 2021)

10.18

Distribution Agreement, dated August 10, 2021, by and between Axon Enterprise, Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed August 10, 2021)

10.19*±	Construction Management Agreement, dated February 23, 2022, by and between Axon Enterprise, Inc. and Okland Construction Company, Inc.
21.1*	List of Subsidiaries
23.1*	Consent of Grant Thornton, LLP, independent registered public accounting firm
24.1*	Powers of attorney (see signature page)
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company’s Annual Report for the year ended December 31, 2021, formatted in Inline XBRL

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

±

Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Item 16.   Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXON ENTERPRISE, INC.

Date: February 24, 2022
	By:	/s/ PATRICK W. SMITH
Chief Executive Officer, Director
(Principal Executive Officer)

Date: February 24, 2022	By:	/s/ JAWAD A. AHSAN
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

Signature	Title	Date

Chief Executive Officer, Director
/s/ PATRICK W. SMITH	(Principal Executive Officer)	February 24, 2022
Patrick W. Smith

Chief Financial Officer
/s/ JAWAD A. AHSAN	(Principal Financial and Accounting Officer)	February 24, 2022
Jawad A. Ahsan

/s/ ADRIANE M. BROWN	Director	February 24, 2022
Adriane M. Brown

/s/ RICHARD H. CARMONA	Director	February 24, 2022
Richard H. Carmona

/s/ JULIE A. CULLIVAN	Director	February 24, 2022
Julie A. Cullivan

/s/ MICHAEL GARNREITER	Director	February 24, 2022
Michael Garnreiter

/s/ CAITLIN E. KALINOWSKI	Director	February 24, 2022
Caitlin E. Kalinowski

/s/ MARK W. KROLL	Director	February 24, 2022
Mark W. Kroll

/s/ MATTHEW R. MCBRADY	Director	February 24, 2022
Matthew R. McBrady

/s/ HADI PARTOVI	Director	February 24, 2022
Hadi Partovi