Form 10-Q
period 2022-03-31
AXON ENTERPRISE, INC.
filed 2022-05-10
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022 or
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

The number of shares of the registrant’s common stock outstanding as of May 6, 2022 was 71,011,451.

AXON ENTERPRISE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

Special Note Regarding Forward-Looking Statements

This Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions and strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed products and services and related development efforts and activities; our projected revenue and capital expenditures for the full year 2022; expectations about the market for our current and future products and services; the impact of pending litigation; strategies and trends relating to subscription plan programs and revenues; our anticipation that contracts with governmental customers will be fulfilled; strategies and trends, including the benefits of, research and development investments; the sufficiency of our liquidity and financial resources; expectations about customer behavior; the impact on our investment portfolio of changes in interest rates; our potential use of foreign currency forward and option contracts; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; statements of management’s strategies, goals and objectives and other similar expressions; as well as the ultimate resolution of financial statement items requiring critical accounting estimates, including those set forth in our Form 10-K for the year ended December 31, 2021. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. However, not all forward-looking statements contain these identifying words.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. The following important factors could cause actual results to differ materially from those in the forward-looking statements: the potential global impacts of the COVID-19 pandemic; our exposure to cancellations of government contracts due to appropriation clauses, exercise of a cancellation clause, or non-exercise of contractually optional periods; our ability to design, introduce and sell new products or features; our ability to defend against litigation and protect our intellectual property, and the resulting costs of this activity; our ability to manage our supply chain and avoid production delays, shortages, and impacts to expected gross margins; the impact of stock compensation expense, impairment expense, and income tax expense on our financial results; customer purchase behavior, including adoption of our software as a service delivery model; negative media publicity regarding our products; the impact of product mix on projected gross margins; defects in our products; changes in the costs of product components and labor; loss of customer data, a breach of security, or an extended outage, including by our third party cloud-based storage providers; exposure to international operational risks; delayed cash collections and possible credit losses due to our subscription model; changes in government regulations in the U.S. and in foreign markets, especially related to the classification of our products by the United States Bureau of Alcohol, Tobacco, Firearms and Explosives; our ability to integrate acquired businesses; our ability to attract and retain key personnel; and counter-party risks relating to cash balances held in excess of FDIC insurance limits. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. The Annual Report on Form 10-K that we filed with the Securities and Exchange Commission ("SEC") on February 25, 2022 lists various important factors that could cause actual results to differ materially from expected and historical results. These factors are intended as cautionary statements for investors within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Readers can find them under the heading “Risk Factors” in the Report on Form 10-K, and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the SEC. Our filings with the SEC may be accessed at the SEC’s web site at www.sec.gov.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AXON ENTERPRISE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$386,367	$356,332
Marketable securities	57,600	72,180
Short-term investments	20,024	14,510
Accounts and notes receivable, net of allowance of $2,424 and $2,203 as of March 31, 2022 and December 31, 2021, respectively	344,907	320,819
Contract assets, net	147,861	180,421
Inventory	122,150	108,688
Prepaid expenses and other current assets	67,208	56,540
Total current assets	1,146,117	1,109,490
Property and equipment, net	149,505	138,457
Deferred tax assets, net	108,840	127,193
Intangible assets, net	14,399	15,470
Goodwill	43,607	43,592
Long-term investments	17,731	31,232
Long-term notes receivable, net	10,184	11,256
Long-term contract assets, net	29,616	29,753
Strategic investments	154,452	83,520
Other long-term assets	98,003	98,247
Total assets	$1,772,454	$1,688,210
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,348	$32,220
Accrued liabilities	69,435	103,707
Current portion of deferred revenue	326,627	265,591
Customer deposits	18,411	10,463
Other current liabilities	6,858	6,540
Total current liabilities	470,679	418,521
Deferred revenue, net of current portion	140,938	185,721
Liability for unrecognized tax benefits	5,162	3,797
Long-term deferred compensation	5,833	5,679
Deferred tax liability, net	348	811
Long-term lease liabilities	20,112	20,440
Other long-term liabilities	4,593	5,392
Total liabilities	647,665	640,361
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 70,996,658 and 70,896,856 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	1,118,859	1,095,229
Treasury stock at cost, 20,220,227 shares as of March 31, 2022 and December 31, 2021	(155,947)	(155,947)
Retained earnings	164,754	109,883
Accumulated other comprehensive income (loss)	(2,878)	(1,317)
Total stockholders’ equity	1,124,789	1,047,849
Total liabilities and stockholders’ equity	$1,772,454	$1,688,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Net sales from products	$176,204	$140,886
Net sales from services	80,222	54,133
Net sales	256,426	195,019
Cost of product sales	79,352	58,616
Cost of service sales	21,335	13,050
Cost of sales	100,687	71,666
Gross margin	155,739	123,353
Operating expenses:
Sales, general and administrative	90,129	126,597
Research and development	48,416	47,018
Total operating expenses	138,545	173,615
Income (loss) from operations	17,194	(50,262)
Interest and other income, net	55,299	585
Income (loss) before provision for income taxes	72,493	(49,677)
Provision for (benefit from) income taxes	17,622	(1,760)
Net income (loss)	$54,871	$(47,917)
Net income (loss) per common and common equivalent shares:
Basic	$0.77	$(0.75)
Diluted	$0.76	$(0.75)
Weighted average number of common and common equivalent shares outstanding:
Basic	70,950	64,036
Diluted	72,349	64,036
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$54,871	$(47,917)
Foreign currency translation adjustments	(1,072)	1
Unrealized gains (losses) on available-for-sale investments	(489)	—
Comprehensive income (loss)	$53,310	$(47,916)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2021	70,896,856	$1	$1,095,229	20,220,227	$(155,947)	$109,883	$(1,317)	$1,047,849
Issuance of common stock	—	—	(70)	—	—	—	—	(70)
Issuance of common stock under employee plans, net	99,802	—	(1,388)	—	—	—	—	(1,388)
Stock-based compensation	—	—	25,088	—	—	—	—	25,088
Net income	—	—	—	—	—	54,871	—	54,871
Other comprehensive loss, net	—	—	—	—	—	—	(1,561)	(1,561)
Balance, March 31, 2022	70,996,658	$1	$1,118,859	20,220,227	$(155,947)	$164,754	$(2,878)	$1,124,789

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Equity
Balance, December 31, 2020	63,766,555	$1	$962,159	20,220,227	$(155,947)	$169,901	$141	$976,255
Issuance of common stock under employee plans, net	906,536	—	(7,045)	—	—	—	—	(7,045)
Stock-based compensation	—	—	89,610	—	—	—	—	89,610
Net loss	—	—	—	—	—	(47,917)	—	(47,917)
Other comprehensive income, net	—	—	—	—	—	—	1	1
Balance, March 31, 2021	64,673,091	$1	$1,044,724	20,220,227	$(155,947)	$121,984	$142	$1,010,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$54,871	$(47,917)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,755	4,291
Loss on disposal and abandonment of intangible assets	40	11
Loss on disposal and impairment of property and equipment, net	106	45
Net unrealized gain on strategic investments and marketable securities	(55,851)	—
Stock-based compensation	25,088	89,610
Deferred income taxes	18,029	(598)
Unrecognized tax benefits	1,365	194
Bond amortization	159	1,504
Noncash lease expense	1,556	1,111
Provision for expected credit losses	228	(335)
Change in assets and liabilities:
Accounts and notes receivable and contract assets	7,495	31,298
Inventory	(14,260)	520
Prepaid expenses and other assets	(7,074)	(6,952)
Accounts payable, accrued and other liabilities	(9,580)	(18,062)
Deferred revenue	16,037	6,219
Net cash provided by operating activities	43,964	60,939
Cash flows from investing activities:
Purchases of investments	—	(155,825)
Proceeds from call / maturity of investments	7,200	132,254
Purchases of property and equipment	(17,098)	(10,521)
Proceeds from disposal of property and equipment	87	10
Purchases of intangible assets	(37)	(41)
Strategic investments	(500)	(20,000)
Net cash used in investing activities	(10,348)	(54,123)
Cash flows from financing activities:
Net proceeds from equity offering	(71)	—
Income and payroll tax payments for net-settled stock awards	(1,388)	(7,045)
Net cash used in financing activities	(1,459)	(7,045)
Effect of exchange rate changes on cash and cash equivalents	(157)	(392)
Net increase (decrease) in cash and cash equivalents	32,000	(621)
Cash and cash equivalents and restricted cash, beginning of period	356,438	155,551
Cash and cash equivalents and restricted cash, end of period	$388,438	$154,930

Supplemental disclosures:
Cash and cash equivalents	$386,367	$154,822
Restricted cash (Note 1)	2,071	108
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$388,438	$154,930

Cash paid for income taxes, net of refunds	$334	$4,152

Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$888	$517

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

Our headquarters in Scottsdale, Arizona houses our executive management, sales, marketing, certain engineering, manufacturing, finance and other administrative support functions. Our global software hub is located in Seattle, Washington, and we also have subsidiaries and / or offices located in Australia, Canada, Finland, France, Germany, Hong Kong, India, Italy, the Netherlands, the United Kingdom, and Vietnam.

The accompanying unaudited condensed consolidated financial statements include the accounts of Axon Enterprise, Inc. and our subsidiaries. All material intercompany accounts, transactions, and profits have been eliminated.

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2021, as filed on Form 10-K, with the exception of our adoption of certain accounting pronouncements which we describe below. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

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

Geographic Information and Major Customers / Suppliers

For the three months ended March 31, 2022, no individual country outside the U.S. represented more than 10% of total net sales. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of our customers. For the three months ended March 31, 2022, no customer represented more than 10% of total net sales. At March 31, 2022 and December 31, 2021, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets.

We currently purchase both off the shelf and custom components, including, but not limited to, finished circuit boards, injection-molded plastic components, small machined parts, custom cartridge components, electronic components, and off the shelf sub-assemblies from suppliers located in the U.S., Canada, China, Republic of Korea, Malaysia, Mexico, Taiwan, and Vietnam. We may source from other countries as well. Although we currently obtain many of these components from single source suppliers, we own the injection molded component tooling, most of the designs, and the test fixtures used in their production for all custom components. As a result, we believe we could obtain alternative suppliers in most cases. Although we have experienced supply chain disruptions relating to materials and port constraints, we have remained focused on closely managing our supply chain. We continue to bolster our strategic relationships in our supply chain, identifying secondary/alternate sourcing, adjusting build plans accordingly, and building in logistic modes in support of our increasing demand while working to minimize disruption to customers. We acquire most of our components on a purchase order basis and do not currently have significant long-term purchase contracts with most component suppliers.

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

	Three Months Ended March 31,
	2022	2021
Numerator for basic and diluted earnings per share:
Net income (loss)	$54,871	$(47,917)
Denominator:
Weighted average shares outstanding	70,950	64,036
Dilutive effect of stock-based awards	1,399	—
Diluted weighted average shares outstanding	72,349	64,036
Anti-dilutive stock-based awards excluded	2,942	12,234
Net income (loss) per common share:
Basic	$0.77	$(0.75)
Diluted	$0.76	$(0.75)

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

Changes in our estimated product warranty liabilities were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$2,822	$769
Utilization of reserve	(1,434)	(231)
Warranty expense	116	406
Balance, end of period	$1,504	$944

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

We have cash equivalents and investments, which at March 31, 2022 and December 31, 2021 were comprised of money market funds, corporate bonds, municipal bonds, and U.S. Government agency bonds. See additional disclosure regarding the fair value of our cash equivalents and investments in Note 3. Included in the balance of other assets as of March 31, 2022 and December 31, 2021 was $4.9 million and $5.3 million, respectively, related to corporate-owned life insurance policies which are used to fund our deferred compensation plan. We determine the fair value of insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have an investment in marketable securities, for which changes in fair value are recorded in the condensed consolidated statement of operations as unrealized gain or (loss) on marketable securities, which is included in interest and other income, net.

We have strategic investments in four unconsolidated affiliates as of March 31, 2022. The estimated fair value of the investments was determined based on Level 3 inputs. As of March 31, 2022, management estimated that the fair value of the investments equaled the carrying value.

Our financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the condensed consolidated balance sheet.

Restricted Cash

Restricted cash balances as of March 31, 2022 were $2.1 million primarily related to funds held in an international bank account securing a guarantee and funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. Approximately $2.0 million was included in prepaid expenses and other current assets on our condensed consolidated balance sheet, with the remainder included in other assets. Restricted cash balances as of December 31, 2021 included $0.1 million primarily related to funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. Approximately half of the balance was included in prepaid expenses and other current assets on our condensed consolidated balance sheet, with the remainder included in other assets.

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

Recently Issued Accounting Guidance

Recently Adopted Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10, Government Assistance (Topic 832). The guidance improves the transparency of government assistance accounting as it requires business entities to disclose transactions that involve government assistance received if the transactions were accounted for by applying a grant or contribution accounting model by analogy. The ASU is effective for annual periods beginning after December 15, 2021. We adopted ASU 2021-10 on January 1, 2022 and will apply the disclosure requirement prospectively to all transactions within the scope of the amendments that are reflected in the financial statements at the date of the initial application along with new transactions that are entered into after the date of initial application. Adoption of this ASU did not have a material impact on our consolidated financial statements.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications are not material and had no effect on the reported results of operations.

Note 2 - Revenues

Nature of Products and Services

The following tables present our revenues by primary product and service offering (in thousands):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER 7	$50,066	$—	$50,066	$33,991	$—	$33,991
TASER X26P	9,479	—	9,479	9,963	—	9,963
TASER X2	3,619	—	3,619	12,778	—	12,778
TASER Consumer devices	1,696	—	1,696	2,205	—	2,205
Cartridges	37,825	—	37,825	30,418	—	30,418
Axon Body	—	29,708	29,708	—	19,756	19,756
Axon Flex	—	1,329	1,329	—	905	905
Axon Fleet	—	13,820	13,820	—	3,763	3,763
Axon Dock	—	7,480	7,480	—	6,920	6,920
Axon Evidence and cloud services	3,017	79,939	82,956	1,396	52,294	53,690
Extended warranties	6,679	9,061	15,740	5,646	7,500	13,146
Other	1,979	729	2,708	2,602	4,882	7,484
Total	$114,360	$142,066	$256,426	$98,999	$96,020	$195,019

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended March 31,
	2022		2021
United States	$214,214	84%	$160,386	82%
Other countries	42,212	16	34,633	18
Total	$256,426	100%	$195,019	100%

Contract Balances

The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the three months ended March 31, 2022 (in thousands):

March 31, 2022
Contract assets, net	$177,477
Contract liabilities (deferred revenue)	467,565
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	104,043

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contract liabilities (deferred revenue) consisted of the following (in thousands):

	March 31, 2022			December 31, 2021
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER	$27,476	$1,401	$28,877	$21,257	$4,766	$26,023
Software and Sensors	21,736	15,621	37,357	23,175	18,137	41,312
	49,212	17,022	66,234	44,432	22,903	67,335
Hardware:
TASER	38,828	3,618	42,446	12,944	28,727	41,671
Software and Sensors	50,151	71,408	121,559	34,862	81,223	116,085
	88,979	75,026	164,005	47,806	109,950	157,756
Services:
TASER	4,309	2,066	6,375	2,701	3,482	6,183
Software and Sensors	184,127	46,824	230,951	170,652	49,386	220,038
	188,436	48,890	237,326	173,353	52,868	226,221
Total	$326,627	$140,938	$467,565	$265,591	$185,721	$451,312

	March 31, 2022			December 31, 2021
	Current	Long-Term	Total	Current	Long-Term	Total
TASER	$70,613	$7,085	$77,698	$36,902	$36,975	$73,877
Software and Sensors	256,014	133,853	389,867	228,689	148,746	377,435
Total	$326,627	$140,938	$467,565	$265,591	$185,721	$451,312

Remaining Performance Obligations

As of March 31, 2022, we had approximately $2.97 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606 as of March 31, 2022. We expect to recognize between 15% - 20% of this balance over the next twelve months, and generally expect the remainder to be recognized over the following five to seven years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3 - Cash, Cash Equivalents and Investments

The following tables summarize our cash, cash equivalents, marketable securities, and available-for-sale investments at March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized		Cash	Marketable	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Securities	Investments	Investments
Cash	$376,031	$—	$—	$376,031	$376,031	$—	$—	$—

Level 1:
Money market funds	10,336	—	—	10,336	10,336	—	—	—
Agency bonds	4,700	1	—	4,701	—	—	4,701	—
Marketable securities	90,000	—	(32,400)	57,600	—	57,600	—	—
Subtotal	105,036	1	(32,400)	72,637	10,336	57,600	4,701	—
Level 2:
State and municipal obligations	2,550	—	(30)	2,520	—	—	1,759	761
Corporate bonds	31,409	—	(875)	30,534	—	—	13,564	16,970
Subtotal	33,959	—	(905)	33,054	—	—	15,323	17,731
Total	$515,026	$1	$(33,305)	$481,722	$386,367	$57,600	$20,024	$17,731

During the year ended December 31, 2021, we acquired 9,000,000 shares of common stock of Cellebrite DI Ltd (“CLBT”) with a fair value of $90.0 million. The CLBT common stock is recorded as marketable securities in the accompanying condensed consolidated balance sheets and its fair value is adjusted every reporting period. Changes in fair value are recorded in the condensed consolidated statement of operations as unrealized gain or (loss) on marketable securities, which is included in interest and other income, net. During the three months ended March 31, 2022, we recorded a $14.6 million unrealized loss on marketable securities relating to CLBT.

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

The following table provides a roll-forward of the allowance for expected credit losses that is deducted from the amortized cost basis of accounts receivable, notes receivable, and contract assets to present the net amount expected to be collected (in thousands):

	Three Months Ended March 31, 2022
	United States	Other countries	Total
Balance, beginning of period	$3,171	$178	$3,349
Provision for expected credit losses	57	171	228
Amounts written off charged against the allowance	(137)	-	(137)
Other, including foreign currency translation	-	(2)	(2)
Balance, end of period	$3,091	$347	$3,438

As of March 31, 2022 and December 31, 2021, the allowance for expected credit losses for each type of customer receivable was as follows (in thousands):

	March 31,	December 31,
	2022	2021
Accounts receivable and notes receivable, current	$2,424	$2,203
Contract assets, net	891	1,010
Long-term notes receivable, net of current portion	123	136
Total allowance for expected credit losses on customer receivables	$3,438	$3,349

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Inventory consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$42,452	$38,267
Finished goods	79,698	70,421
Total inventory	$122,150	$108,688

Note 6 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated
	Useful Life	March 31, 2022	December 31, 2021
Land	N/A	$54,868	$54,868
Building and leasehold improvements	3-39 years	26,456	25,712
Production equipment	3-5 years	54,416	54,090
Computers, equipment and software	3-5 years	17,400	15,343
Furniture and office equipment	3-5 years	6,842	6,838
Vehicles	5 years	3,123	2,932
Website development costs	3 years	204	204
Capitalized internal-use software development costs	3-5 years	11,996	11,996
Construction-in-process	N/A	37,667	25,258
Total cost		212,972	197,241
Less: Accumulated depreciation		(63,467)	(58,784)
Property and equipment, net		$149,505	$138,457

Construction-in-process includes $17.6 million and $12.4 million related to the development of the new Company’s campus at March 31, 2022 and December 31, 2021, respectively.

Note 7 - Strategic Investments

Strategic investments include investments in a number of non-public technology-driven companies. We account for strategic investments under the Accounting Standards Codification (“ASC”) 321 measurement alternative for equity securities without readily determinable fair values, as there are no quoted market prices for the investments. The investments are measured at cost less impairment, adjusted for observable price changes and are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

In conjunction with certain of our strategic investments, we have the ability to commit additional capital over time through warrants where the exercisability and exercise prices are conditional on the achievement of certain partnership performance metrics. During the three months ended March 31, 2022, we attained the performance metric for the first tranche of performance stock warrants for one of our strategic investees. The amount recorded on our condensed consolidated balance sheets represents the fair value of the preferred stock warrants as of March 31, 2022.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables provide a roll-forward of the balance of strategic investments (in thousands):

	Three Months Ended March 31, 2022
	Strategic investments	Warrants for strategic investment	Total
Balance, beginning of period	$80,775	$2,745	$83,520
Investments	500	—	500
Observable price changes	41,893	28,539	70,432
Balance, end of period	$123,168	$31,284	$154,452

	Inception to date
	Strategic investments	Warrants for strategic investment	Total
Investments	$53,068	$2,588	$55,656
Observable price changes	84,646	28,696	113,342
Sales	(14,546)	—	(14,546)
Balance, end of period	$123,168	$31,284	$154,452

During the three months ended March 31, 2022, certain of our strategic investees issued new equity to us and/or other investors. These events represented observable price changes for our existing investments and related warrants, resulting in an aggregate unrealized gain of $70.4 million. The estimated fair value of the existing investments was calculated using valuation techniques that included both observable and unobservable inputs, and was lower than the issue per share of the new equity issued by the strategic investees because of different characteristics of the newly issued equity instruments compared to our existing investments. The valuation techniques included both Level 2 and Level 3 inputs as defined by ASC Topic 820.

Subsequent Events

On April 5, 2022, we exercised warrants in one of our strategic investees for a total exercise price of $6.6 million. We are still finalizing the accounting impact of the transaction, but preliminarily expect to recognize an increase of approximately $60.0 million to the carrying value of our strategic investments, which we would recognize in earnings during the quarter ending June 30, 2022.

On April 29, 2022, we made a $21.0 million non-controlling minority investment in preferred stock of Fusus, Inc. We were also issued a warrant that gives us the ability to purchase additional preferred stock and a call option to acquire the remaining outstanding equity at specified enterprise values.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8 - Other Long-Term Assets

Other long-term assets consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Cash surrender value of corporate-owned life insurance policies	$4,912	$5,276
Deferred commissions (1)	55,114	54,028
Restricted cash	56	57
Operating lease assets	23,242	23,270
Deferred implementation costs (2)	3,697	3,915
Prepaid expenses, deposits and other	10,982	11,701
Total other long-term assets	98,003	$98,247
(1)	Represents the incremental costs of obtaining contracts with customers, which consist primarily of sales commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contracts and amortized consistent with the recognition timing of the revenue for the underlying performance obligations.
(2)	During the year ended December 31, 2021, we completed an implementation of several software-as-a-service applications supporting our internal operations. Following the implementation, we placed $4.3 million of deferred implementation costs assets related to these applications into service.

Note 9 - Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Accrued salaries, benefits and bonus	$33,242	$62,425
Accrued professional, consulting and lobbying fees	6,982	7,152
Accrued warranty expense	1,504	2,822
Accrued income and other taxes	3,615	3,736
Accrued inventory in transit	8,910	9,945
Other accrued expenses	15,182	17,627
Accrued liabilities	$69,435	$103,707

Note 10 - Income Taxes

We file income tax returns for federal purposes and in many states, as well as in multiple foreign jurisdictions. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time, generally three to four years, but can be up to ten years in some jurisdictions following the tax year to which these filings relate. We have been previously notified that an income tax audit may commence for Axon Public Safety Southeast Asia LLC, our entity in Vietnam; however, there has been no movement to date.

Deferred Tax Assets

Net deferred income tax assets at March 31, 2022, primarily include R&D tax credits, stock-based compensation expense, deferred revenue, accruals and reserves, R&D capitalization, net of amortization and net operating losses, partially offset by accelerated depreciation expense, unrealized investment gains, and valuation allowance reserve. Our total net deferred tax assets at March 31, 2022 were $108.5 million.

In preparing our condensed consolidated financial statements, management assesses the likelihood that its deferred tax assets will be realized from future taxable income. In evaluating our ability to recover our deferred income

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As of March 31, 2022, management continues to believe the positive evidence from projected future earnings outweighs the negative evidence and a valuation allowance is not needed. We have concluded that a valuation allowance is necessary against unrealized investment losses and related costs incurred in connection with certain investments. Additionally, we do have Arizona R&D tax credits expiring unutilized each year; therefore, management has concluded that it is more likely than not that our Arizona R&D deferred tax asset will not be realized, and a valuation allowance has been recorded against this net asset.

In Australia, we have determined that sufficient deferred tax liabilities will reverse in order to realize all assets except one long-lived intangible where there is not an expectation that the asset may be realized. Therefore, we continue to recognize a partial valuation allowance for Australia.

We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal and state income tax purposes. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $18.9 million as of March 31, 2022. Should the unrecognized benefit of $18.9 million be recognized, our effective tax rate would be favorably impacted. Approximately $12.8 million of the unrecognized tax benefit associated with R&D credits has been netted against the R&D deferred tax asset.

Effective Tax Rate

Our overall effective tax rate for the three months ended March 31, 2022, after discrete period adjustments, was 24.3%. Before discrete adjustments, the tax rate was 25.7%, which differs from the federal statutory rate, primarily due to the impact of R&D tax credits offset by the executive compensation limitation under Internal Revenue Code ("IRC") Section 162(m) and an increase in valuation allowance and unrecognized tax benefits. The effective tax rate was favorably impacted by a $1.1 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for restricted stock units (“RSUs”) and performance stock units (“PSUs”) that vested during the three months ended March 31, 2022.

Note 11 - Stockholders’ Equity

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Revenue Goal (1) (in thousands)	Achievement Status	Adjusted EBITDA (in thousands)	Achievement Status
Goal #1, $710,058	Achieved	Goal #1, $125,000	Achieved
Goal #2, $860,058	Achieved	Goal #2, $155,000	Achieved
Goal #3, $1,010,058	Probable	Goal #3, $175,000	Achieved
Goal #4, $1,210,058	Probable	Goal #4, $190,000	Achieved
Goal #5, $1,410,058	Not Applicable	Goal #5, $200,000	Achieved
Goal #6, $1,610,058	Not Applicable	Goal #6, $210,000	Achieved
Goal #7, $1,810,058	Not Applicable	Goal #7, $220,000	Achieved
Goal #8, $2,010,058	Not Applicable	Goal #8, $230,000	Achieved
(1)	In connection with the business acquisition that was completed during the three months ended September 30, 2018, the revenue goals were adjusted for the acquiree’s Target Revenue, as defined in the CEO Performance Award agreement.

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

The first ten market capitalization goals have been achieved as of March 31, 2022. As of March 31, 2022, 5.3 million stock options have been certified by the Compensation Committee and vested. As twelve operational goals have been achieved or are considered probable of achievement, we recorded stock-based compensation expense of $233.1 million related to the CEO Performance Award from the grant date through March 31, 2022. The number of stock options that would vest related to the remaining unvested tranches is approximately 1.1 million shares. As of March 31,

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2022, we had $12.8 million of total unrecognized stock-based compensation expense for the performance goals that were considered probable of achievement, which will be recognized over a weighted-average period of 1.3 years.

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

The XSUs are grants of Restricted Stock Units (“RSUs”), each with a term of approximately nine years, that vest in 12 equal tranches. Each of the 12 tranches will vest upon certification by the Compensation Committee of the Board of Directors that both (i) the market capitalization goal for such tranche, which begins at $2.5 billion for the first tranche and increases by increments of $1.0 billion thereafter, and (ii) any one of eight operational goals focused on revenue or eight operational goals focused on Adjusted EBITDA (CEO Performance Award) have been met for the previous four consecutive fiscal quarters. Beginning with the quarter ended June 30, 2021, new XSU grants are divided into a reduced number of tranches depending on employee eligibility and current market capitalization attainment.

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

The market capitalization and operational goals are identical to the CEO Performance Award, but a different number of shares is used to calculate the market capitalization goals if shares outstanding exceed the XSU Maximum. Additionally, because the grant date is different than that of the CEO Performance Award, the measurement period for market capitalization is not identical. As of March 31, 2022, actual shares outstanding exceeded the XSU Maximum. Accordingly, market capitalization as calculated for the purposes of achieving additional goals uses the lower XSU Maximum share amount rather than actual shares outstanding.

The first nine market capitalization goals have been achieved as of March 31, 2022. The tenth market capitalization goal has not yet been attained, though the related operational goal was achieved as of September 30, 2021. As all twelve operational goals have been achieved or are considered probable of achievement, we recorded stock-based compensation expense of $180.4 million related to the XSU awards from their respective grant dates through March 31, 2022. The number of XSU awards that would vest related to the remaining three tranches is approximately 1.3 million shares. As of March 31, 2022, we had $18.4 million of total unrecognized stock-based compensation expense, which will be recognized over a weighted-average period of 1.8 years.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2022 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	1,115	$133.40
Granted	149	137.89
Released	(93)	76.70
Forfeited	(25)	136.92
Units outstanding, end of period	1,146	138.48	$157,892

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $137.73 per share, multiplied by the number of RSUs outstanding. As of March 31, 2022, there was $126.6 million in unrecognized compensation costs related to RSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 2.2 years. RSUs are released when vesting requirements are met.

Certain RSUs that vested in the three months ended March 31, 2022 were net-share settled such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to RSUs were four thousand and had a value of $0.5 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Performance Stock Units

The following table summarizes PSU activity, inclusive of XSUs, for the three months ended March 31, 2022 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	1,499	$39.86
Granted	46	130.33
Released	(18)	128.52
Forfeited	(10)	53.93
Units outstanding, end of period	1,517	41.48	$208,987

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $137.73 per share, multiplied by the number of PSUs outstanding. As of March 31, 2022, there was $27.2 million in unrecognized compensation costs related to PSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the PSUs over a weighted average period of 1.8 years. PSUs are released when vesting requirements are met.

As of March 31, 2022, the performance criteria had been met for approximately seventeen thousand of the 1.5 million PSUs outstanding.

Certain PSUs that vested in the three months ended March 31, 2022 were net-share settled such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to PSUs were approximately six thousand and had a

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

value of $0.8 million on their respective vesting dates as determined by the closing stock price on such dates.  Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2022 (number of units and aggregate intrinsic value in thousands):

Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual	Aggregate
	Options	Price	Life (years)	Intrinsic Value
Options outstanding, beginning of year	2,438	$28.58
Granted	—	—
Exercised	—	—
Expired / terminated	—	—
Options outstanding, end of period	2,438	28.58	5.91	$266,103
Options exercisable, end of period	1,377	28.58	5.91	150,297

Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock of $137.73 on March 31, 2022. There were no options exercised for the three months ended March 31, 2022. As of March 31, 2022, total options outstanding included 1.1 million unvested performance-based stock options, which relate to the CEO Performance Award and are probable of achievement.

Stock-based Compensation Expense

The following table summarizes the composition of stock-based compensation expense for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of products sold and services delivered	$1,108	$1,489
Sales, general and administrative expenses	10,998	71,015
Research and development expenses	12,982	17,106
Total stock-based compensation expense	$25,088	$89,610

Stock Incentive Plan

In February 2019, our shareholders approved the 2019 Plan authorizing an additional 6.0 million shares, plus remaining available shares under prior plans, for issuance under the new plan. Combined with the legacy stock incentive plans, there are 0.9 million shares available for grant as of March 31, 2022.

Stock Inducement Plan

In September 2019, our Board of Directors adopted the Axon Enterprise, Inc. 2019 Stock Inducement Plan (the “2019 Inducement Plan”) pursuant to which we reserved 500,000 shares of common stock for issuance under the Inducement Plan. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employed by us (or following such individuals’ bona fide periods of non-employment by us), as an inducement material to the individuals’ entry into employment with us. The terms and conditions of the 2019 Inducement Plan are substantially similar to our stockholder-approved 2019 Plan. As of March 31, 2022, there were 29,600 shares available for grant under the 2019 Inducement Plan. On April 6, 2022, we

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

granted 29,507 shares from the 2019 Inducement Plan to new employees who joined the Company as a result of an acquisition.

Stock Repurchase Plan

In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. During the three months ended March 31, 2022 and 2021, no common shares were purchased under the program. As of March 31, 2022, $16.3 million remains available under the plan for future purchases. Any future purchases will be discretionary.

At-the-Market equity offering

During the year ended December 31, 2021, we sold 577,956 shares of our common stock under our "at-the-market" equity offering program (the “ATM”). We generated approximately $107.6 million in aggregate gross proceeds from sales under the ATM.  Aggregate net proceeds from the ATM were $105.4 million after deducting related expenses, including commissions to the sales agent of $1.6 million and issuance costs of $0.5 million.

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

At March 31, 2022 and December 31, 2021, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of March 31, 2022, we had letters of credit outstanding of approximately $6.3 million under the facility and available borrowing of $43.7 million, excluding amounts available under the accordion feature. Advances under the line of credit bear interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.

We are required to comply with a maximum funded debt to EBITDA ratio of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At March 31, 2022, our funded debt to EBITDA ratio was 0.00 to 1.00.

Note 13 - Commitments and Contingencies

Product Litigation

As a manufacturer of weapons and other law enforcement tools used in high-risk field environments, we are often the subject of products liability litigation concerning the use of our products.  We are currently named as a defendant in three lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CED was used by law enforcement officers in connection with arrests or training. While the facts vary from case to case, these product liability claims typically allege defective product design, manufacturing, and/or failure to warn.  They seek compensatory and sometimes punitive damages, often in unspecified amounts.

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Based on our assessment of outstanding litigation and claims as of March 31, 2022, we have determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

Off-Balance Sheet Arrangements

Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At March 31, 2022, we had outstanding letters of credit of $6.3 million that are expected to expire in February and June of 2023. We also had outstanding letters of credit of $0.5 million that do not draw against our credit facility. The outstanding letters of credit are expected to expire in May 2023. Additionally, we had $21.5 million of outstanding surety bonds at March 31, 2022, with $3.5 million expiring in 2022, $7.5 million expiring in 2023 and the remaining $10.5 million expiring in 2024.

Note 14 – Accumulated Other Comprehensive Income (loss)

The following tables reflect the changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized Gains (Losses)
	on Available-for-Sale	Foreign Currency
	Investments	Translation	Total
Balance, December 31, 2021	$(207)	$(1,110)	$(1,317)
Other comprehensive loss	(489)	(1,072)	(1,561)
Balance, March 31, 2022	$(696)	$(2,182)	$(2,878)

	Unrealized Gains (Losses)
	on Available-for-Sale	Foreign Currency
	Investments	Translation	Total
Balance, December 31, 2020	$—	$141	$141
Other comprehensive income	—	1	1
Balance, March 31, 2021	$—	$142	$142

Note 15 - Employee Benefit Plans

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

We also sponsor defined contribution plans in Australia, Canada, and Finland.

Our matching contributions for all defined contribution plans were $3.1 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively.

Note 16 - Segment Data

Our operations are comprised of two reportable segments: the TASER segment and the Software and Sensors segment.

Information relative to our reportable segments was as follows (in thousands):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
Net sales from products	$111,154	$65,050	$176,204	$97,302	$43,584	$140,886
Net sales from services	3,206	77,016	80,222	1,697	52,436	54,133
Net sales	114,360	142,066	256,426	98,999	96,020	195,019
Cost of product sales	40,625	38,727	79,352	32,945	25,671	58,616
Cost of service sales	—	21,335	21,335	—	13,050	13,050
Cost of sales	40,625	60,062	100,687	32,945	38,721	71,666
Gross margin	$73,735	$82,004	$155,739	$66,054	$57,299	$123,353

Research and development	$9,896	$38,520	$48,416	$9,243	$37,775	$47,018

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2022, and results of operations for the three months ended March 31, 2022 and 2021, should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes in our 2021 Annual Report on Form 10-K filed with the SEC on February 25, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2021 Annual Report on Form 10-K. See also "Special Note Regarding Forward-Looking Statements" on page ii of this Quarterly Report on Form 10-Q.

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

Our revenues for the three months ended March 31, 2022 were $256.4 million, an increase of $61.4 million, or 31.5%, from the comparable period in the prior year. We had income from operations of $17.2 million compared to a loss of $50.3 million for the same period in the prior year. Gross margin dollars increased $32.4 million but decreased as a percentage of revenue compared to the three months ended March 31, 2021, reflecting higher freight and labor costs. Operating expenses decreased $35.1 million, reflecting a decrease of $64.1 million in stock-based compensation expense related to the CEO Performance Award and XSPP, an increase of $12.1 million in salaries, benefits and bonus expense, and increases in marketing, commissions, and travel expense. Net income of $54.9 million includes unrealized gains of $70.4 million related to observable price changes for our existing investments and related warrants and an unrealized loss of $14.6 million on marketable securities related to our investment in CLBT, compared to net loss of $47.9 million for the comparable period in the prior year.

Outlook

For the year ending December 31, 2022, we expect revenue of approximately $1.05 billion to $1.1 billion. Our anticipated capital expenditures of approximately $135 million to $160 million in 2022 remain consistent with our prior expectations, and include approximately $85 million for development of our manufacturing facility and campus in Scottsdale, Arizona, approximately $40 million to support capacity expansion and automation of TASER devices, and the remainder on additional investments to support our continued growth.

Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended March 31,
	2022		2021
Net sales from products	$176,204	68.7%	$140,886	72.2%
Net sales from services	80,222	31.3	54,133	27.8
Net sales	256,426	100.0	195,019	100.0
Cost of product sales	79,352	31.0	58,616	30.1
Cost of service sales	21,335	8.3	13,050	6.7
Cost of sales	100,687	39.3	71,666	36.8
Gross margin	155,739	60.7	123,353	63.2
Operating expenses:
Sales, general and administrative	90,129	35.1	126,597	64.9
Research and development	48,416	18.9	47,018	24.1
Total operating expenses	138,545	54.0	173,615	89.0
Income (loss) from operations	17,194	6.7	(50,262)	(25.8)
Interest and other income, net	55,299	21.6	585	0.3
Income (loss) before provision for income taxes	72,493	28.3	(49,677)	(25.5)
Provision for (benefit from) income taxes	17,622	6.9	(1,760)	(0.9)
Net income (loss)	$54,871	21.4%	$(47,917)	(24.6)%

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended March 31,
	2022		2021
United States	$214,214	84%	$160,386	82%
Other countries	42,212	16	34,633	18
Total	$256,426	100%	$195,019	100%

International revenue increased compared to the prior year comparable period, driven primarily by increased sales in our Europe, Middle East, and Africa (“EMEA”) region.

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended March 31,				Dollar	Percent
	2022		2021		Change	Change
TASER segment:
TASER 7	$50,066	19.5%	$33,991	17.5%	$16,075	47.3%
TASER X26P	9,479	3.7	9,963	5.1	(484)	(4.9)
TASER X2	3,619	1.4	12,778	6.6	(9,159)	(71.7)
TASER Consumer devices	1,696	0.7	2,205	1.1	(509)	(23.1)
Cartridges	37,825	14.7	30,418	15.6	7,407	24.4
Axon Evidence and cloud services	3,017	1.2	1,396	0.7	1,621	116.1
Extended warranties	6,679	2.6	5,646	2.9	1,033	18.3
Other	1,979	0.8	2,602	1.3	(623)	(23.9)
Total TASER segment	114,360	44.6	98,999	50.8	15,361	15.5
Software and Sensors segment:
Axon Body	29,708	11.6	19,756	10.1	9,952	50.4
Axon Flex	1,329	0.5	905	0.5	424	46.9
Axon Fleet	13,820	5.4	3,763	1.9	10,057	267.3
Axon Dock	7,480	2.9	6,920	3.5	560	8.1
Axon Evidence and cloud services	79,939	31.2	52,294	26.9	27,645	52.9
Extended warranties	9,061	3.5	7,500	3.8	1,561	20.8
Other	729	0.3	4,882	2.5	(4,153)	(85.1)
Total Software and Sensors segment	142,066	55.4	96,020	49.2	46,046	48.0
Total net sales	$256,426	100.0%	$195,019	100.0%	$61,407	31.5%

Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Three Months Ended March 31,		Unit	Percent
	2022	2021	Change	Change
TASER 7	31,395	23,360	8,035	34.4
TASER X26P	6,338	8,229	(1,891)	(23.0)
TASER X2	2,006	8,838	(6,832)	(77.3)
TASER Consumer devices	6,201	8,686	(2,485)	(28.6)
Cartridges	1,089,939	1,009,760	80,179	7.9
Axon Body	62,562	46,094	16,468	35.7
Axon Flex	3,127	1,565	1,562	99.8
Axon Fleet	5,747	1,440	4,307	299.1
Axon Dock	8,064	6,786	1,278	18.8

Net sales for the TASER segment increased 15.5% primarily due to an increase of $16.1 million in TASER 7 devices and $7.4 million in cartridge revenue. We continue to see a shift to purchases of our latest generation device, TASER 7, from legacy devices. TASER 7 revenue was impacted by higher average selling prices and an increase in unit sales. Sales of our TASER 7 device also drove the increase in revenue from Axon Evidence and cloud services. Cartridge revenue was impacted by an increase in unit sales and by higher average selling prices. Offsetting the increases were decreased unit sales for our legacy TASER devices and our consumer devices. During the three months ended March 31, 2022, we recognized $33.1 million in TASER 7 revenue for orders that were scheduled to ship prior to December 31, 2021, but could not be fulfilled due to the delayed receipt of a manufacturing component for our TASER 7 devices.

Net sales for the Software and Sensors segment increased 48.0% during the three months ended March 31, 2022 as we continued to add users and associated devices to our network. The increase in the aggregate number of users drove the majority of the increase in Axon Evidence revenue of $27.6 million. The $10.1 million increase in Axon Fleet revenue was primarily driven by higher unit sales, partially offset by lower average selling prices. Our newest Fleet product, Axon Fleet 3, which includes automated license plate reader technology, began shipping on June 30, 2021. Increased unit sales of our Axon Body 3 camera drove the $10.5 million increase in Axon Body and Axon Dock revenue and were partially offset by a decrease in Axon Dock average selling prices. Other revenue in the Software and Sensors segment decreased $4.2 million, driven primarily by $2.9 million of contra-revenue during the current quarter related to a free trial program of third party products. During the three months ended March 31, 2022, we recognized $13.0 million for orders that were scheduled to ship prior to December 31, 2021, but could not be fulfilled due to supply chain constraints for our Axon Body 3 devices.

We consider total company future contracted revenues a forward-looking performance indicator. As of March 31, 2022, we had approximately $2.97 billion of total company future contracted revenue, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. We expect to recognize between 15% - 20% of this balance over the next twelve months, and expect the remainder to be recognized over the following five to seven years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Cost of Product and Service Sales

Within the TASER segment, cost of product and service sales increased to $40.6 million for the three months ended March 31, 2022 from $32.9 million for the same period in 2021, primarily related to higher unit sales. Cost as a percentage of sales increased to 35.5% from 33.3%. The increase was primarily attributable to higher freight and labor costs as well as increased manufacturing overhead costs. While we continue to adjust strategic inventory levels based on areas of risk to mitigate potential supply disruptions, global supply conditions and local closures related to the COVID-19 pandemic could further impact our margins.

Within the Software and Sensors segment, cost of product and service sales increased to $60.1 million for the three months ended March 31, 2022 from $38.7 million for the same period in 2021. Cost as a percentage of sales increased slightly to 42.3% from 40.3%. The increase was primarily driven by product mix.

Gross Margin

As a percentage of net sales, gross margin for the TASER segment decreased to 64.5% from 66.7% for the three months ended March 31, 2022 and 2021, respectively. The decrease was a result of higher manufacturing and freight costs.

As a percentage of net sales, gross margin for the Software and Sensors segment decreased to 57.7% from 59.7% for the three months ended March 31, 2022 and 2021, respectively. Within the Software and Sensors segment, hardware gross margin was 40.5% for the three months ended March 31, 2022 compared to 41.1% for the same period in 2021, while the service margins were 72.3% and 75.1% during those same periods, respectively.

Sales, General and Administrative Expenses

Sales, general and administrative ("SG&A") expenses were comprised as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar	Percent
	2022	2021	Change	Change
Total sales, general and administrative expenses	$90,129	$126,597	$(36,468)	(28.8)
Sales, general, and administrative as a percentage of net sales	35.1%	64.9%

Stock-based compensation expense decreased $58.0 million in comparison to the prior year comparable period, which was attributable to a decrease of $35.7 million in expense related to the CEO Performance Award and a decrease of $25.3 million related to our XSPP. The decrease was attributable to the vesting of ten tranches of the CEO Performance Award and nine tranches of the XSPP in 2021, which have no remaining unrecognized expense. The decrease was partially offset by increased stock-based compensation expense due to increased headcount.

Salaries, benefits and bonus expense increased $6.1 million primarily due to an increase in headcount and an increase in payroll taxes on a higher base of salaries and bonus expense. Partially offsetting the increase was a decrease of $1.4 million in payroll taxes related to the vesting of the first tranche of our XSPP in March 2021; as no tranches of the XSPP have vested in 2022, we have not recognized payroll tax expense related to the program this year.

Sales and marketing and travel expenses increased $8.0 million. The increase was primarily driven by a $3.6 million increase in commissions expense tied to higher revenues, $3.4 million increase in travel expenses, reflected a return to pre-pandemic spending levels as travel restrictions have eased and in-person meetings have resumed, and an increase of $1.1 million related to trade shows, seminars, and strategic meetings. Also impacting higher travel expense was increased travel costs per trip.

Professional and consulting expenses increased $3.0 million in comparison to the prior year comparable period, driven primarily by increased legal consulting expense.

Research and Development Expenses

Research and development ("R&D") expenses were comprised as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar	Percent
	2022	2021	Change	Change
Total research and development expenses	$48,416	$47,018	$1,398	3.0
Research and development as a percentage of net sales	18.9%	24.1%

Within the TASER segment, R&D expense increased $0.7 million. An increase of $1.4 million in salaries, benefits and bonus expense reflected higher headcount. Additionally, indirect manufacturing costs and supplies increased $0.9 million related to the development of next generation products. Fully offsetting these increases was a decrease in stock-based compensation expense of $2.7 million, due to the vesting of XSPP tranches during 2021, for which there is no remaining unamortized expense.

R&D expense for the Software and Sensors segment increased $0.7 million, reflecting an increase of $4.6 million in salaries, benefits and bonus expense due to higher headcount. Partially offsetting the increase was a decrease in stock-based compensation expense of $3.4 million, due to the vesting of nine XSPP tranches during 2021, for which there is no remaining unamortized expense for the vested tranches. Professional and consulting expenses also decreased $1.1 million, reflecting higher spending during the prior year comparable period related to the development of next generation products.

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

Interest and Other Income, Net

Interest and other income, net was $55.3 million for the three months ended March 31, 2022, compared to income of $0.6 million for the same period in 2021. During the first quarter of 2022, we recorded an unrealized gain of $70.4 million related to observable price changes for our existing investments and related warrants, and a $14.6 million unrealized loss on marketable securities related to our investment in CLBT.

Provision for Income Taxes

The provision for income taxes was an expense of $17.6 million for the three months ended March 31, 2022, which was an effective tax rate of 24.3%. Our estimated full year effective income tax rate for 2022, before discrete period adjustments, is 25.7%, which differs from the federal statutory rate primarily due to the impact of R&D tax credits offset by the executive compensation limitation under Internal Revenue Code ("IRC") Section 162(m) and an increase in valuation allowance and unrecognized tax benefits. The effective tax rate was favorably impacted by a $1.1 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs and PSUs that vested during the three months ended March 31, 2022.

Net Income

We recorded net income of $54.9 million for the three months ended March 31, 2022 compared to net loss of $47.9 million for the same period in 2021. Net income per basic share was $0.77 for the three months ended March 31, 2022 compared to $0.75 net loss per basic share for the same period in 2021. Net income per diluted share was $0.76 for the three months ended March 31, 2022 compared to $0.75 net loss per diluted share for the same period in 2021.

Three Months Ended March 31, 2022 Compared to the Three Months Ended December 31, 2021

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended		Three Months Ended		Dollar	Percent
	March 31, 2022		December 31, 2021		Change	Change
TASER segment:
TASER 7	$50,066	19.5%	$23,146	10.6%	$26,920	116.3%
TASER X26P	9,479	3.7	12,011	5.5	(2,532)	(21.1)
TASER X2	3,619	1.4	19,080	8.8	(15,461)	(81.0)
TASER Consumer devices	1,696	0.7	2,259	1.0	(563)	(24.9)
Cartridges	37,825	14.7	36,433	16.7	1,392	3.8
Axon Evidence and cloud services	3,017	1.2	3,350	1.5	(333)	(9.9)
Extended warranties	6,679	2.6	6,523	3.0	156	2.4
Other	1,979	0.8	1,107	0.7	872	78.8
TASER segment	114,360	44.6	103,909	47.8	10,451	10.1
Software and Sensors segment:
Axon Body	29,708	11.6	14,939	6.9	14,769	98.9
Axon Flex	1,329	0.5	674	0.3	655	97.2
Axon Fleet	13,820	5.4	9,246	4.2	4,574	49.5
Axon Dock	7,480	2.9	5,552	2.5	1,928	34.7
Axon Evidence and cloud services	79,939	31.2	70,072	32.2	9,867	14.1
Extended warranties	9,061	3.5	9,054	4.2	7	0.1
Other	729	0.3	4,132	1.9	(3,403)	(82.4)
Software and Sensors segment	142,066	55.4	113,669	52.2	28,397	25.0
Total net sales	$256,426	100.0%	$217,578	100.0%	$38,848	17.9%

Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Three Months Ended
			Unit	Percent
	March 31, 2022	December 31, 2021	Change	Change
TASER 7	31,395	12,927	18,468	142.9%
TASER X26P	6,338	8,246	(1,908)	(23.1)%
TASER X2	2,006	14,432	(12,426)	(86.1)%
TASER Consumer devices	6,201	8,733	(2,532)	(29.0)%
Cartridges	1,089,939	1,194,867	(104,928)	(8.8)%
Axon Body	62,562	31,749	30,813	97.1%
Axon Flex	3,127	1,027	2,100	204.5%
Axon Fleet	5,747	4,609	1,138	24.7%
Axon Dock	8,064	4,959	3,105	62.6%

Net sales within the TASER segment increased by approximately $10.5 million or 10.1% as compared to the prior quarter, primarily due to an increase of $26.9 million in TASER 7 revenue as a result of higher unit sales, partially offset by lower average selling prices. The increase in TASER segment revenue was partially offset by a net decrease in revenue from other TASER devices of $18.6 million as a result of fewer units sold. Cartridge revenue increased by $1.4 million due to higher average selling prices, partially offset by decreased units sold. During the three months ended March 31, 2022, we recognized $33.0 million in TASER 7 revenue for orders that were scheduled to ship prior to December 31, 2021, but could not be fulfilled due to the delayed receipt of a manufacturing component for our TASER 7 devices.

Within the Software and Sensors segment, net sales increased $28.4 million or 25.0% during the three months ended March 31, 2022 compared to the prior quarter, primarily due to an increase of $14.8 million in Axon Body revenue as a result of higher average selling price offset by fewer units sold.  The increase in the aggregate number of users resulted in increased Axon Evidence revenue of $9.9 million. Axon Fleet revenue increased $4.6 million due to higher average selling prices and increased units sold. Axon Dock revenue increased $1.9 million driven by an increase in the number of units sold, offset by lower average selling prices. Partially offsetting the increases was a decrease of $3.4 million in other revenues across multiple smaller product offerings within the Software and Sensors segment. During the three months ended March 31, 2022, we recognized $13.0 million for orders that were scheduled to ship prior to December 31, 2021, but could not be fulfilled due to supply chain constraints for our Axon Body 3 devices.

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

Although these non-GAAP financial measures are not consistent with GAAP, management believes investors will benefit by referring to these non-GAAP financial measures when assessing our operating results, as well as when forecasting and analyzing future periods. However, management recognizes that:

●	these non-GAAP financial measures are limited in their usefulness and should be considered only as a supplement to our GAAP financial measures;
●	these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, our GAAP financial measures;
●	these non-GAAP financial measures should not be considered to be superior to our GAAP financial measures; and
●	these non-GAAP financial measures were not prepared in accordance with GAAP and investors should not assume that the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q were prepared under a comprehensive set of rules or principles.

EBITDA and Adjusted EBITDA (CEO Performance Award) reconciles to net income (loss) as follows (in thousands):

	Three Months Ended
	March 31,	December 31,	March 31,
	2022	2021	2021
Net income (loss)	$54,871	$(13,508)	$(47,917)
Depreciation and amortization	5,755	5,274	4,291
Interest expense	8	1	5
Investment interest (income) loss	346	(353)	(533)
Provision for (benefit from) income taxes	17,622	(23,706)	(1,760)
EBITDA	$78,602	$(32,292)	$(45,914)

Adjustments:
Stock-based compensation expense	25,088	41,110	89,610
Adjusted EBITDA (CEO Performance Award)	$103,690	$8,818	$43,696

Liquidity and Capital Resources

Summary

As of March 31, 2022, we had $386.4 million of cash and cash equivalents, an increase of $30.0 million as compared to December 31, 2021. Cash and cash equivalents and investments totaled $424.1 million, representing an increase of $22.0 million from December 31, 2021.

Our ongoing sources of cash include cash on hand, investments, and cash flows from operations. Restricted cash balance of $2.1 million primarily related to funds held in an international bank account securing a guarantee and funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. This balance is included in prepaid expenses and other current assets, as well as other assets on our condensed consolidated balance sheet. In addition, our $50.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. Advances under the line of credit bear interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.

As of March 31, 2022, we had letters of credit outstanding of $6.3 million, leaving the net amount available for borrowing of $43.7 million. The facility matures on December 31, 2023, and has an accordion feature which allows for an increase in the total line of credit up to $100.0 million, subject to certain conditions, including the availability of additional bank commitments. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At March 31, 2022 and December 31, 2021, there were no borrowings under the line other than the outstanding letters of credit.

Our agreement with the bank requires us to comply with a maximum funded debt to EBITDA ratio, as defined, of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At March 31, 2022, our funded debt to EBITDA ratio was 0.00 to 1.00.

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

Based on our strong balance sheet and the fact that we do not have long-term debt at March 31, 2022, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions or investments, income and payroll tax payments for net-settled stock awards, and other liquidity requirements through at least the next 12 months. We and our Board of Directors may consider repurchases of our common stock from time to time pursuant to our stock repurchase plan. Further repurchases of our common stock would take place on the open market, would be financed with available cash and are subject to market and business conditions.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating activities	$43,964	$60,939
Investing activities	(10,348)	(54,123)
Financing activities	(1,459)	(7,045)
Effect of exchange rate changes on cash and cash equivalents	(157)	(392)
Net increase (decrease) in cash and cash equivalents and restricted cash	$32,000	$(621)

Operating activities

Net cash provided by operating activities in the first three months of 2022 of $44.0 million reflects net income of $54.9 million, non-cash income statement items totaling $3.5 million, and a decrease of $7.4 million for the net change in operating assets and liabilities. Included in the non-cash items were $25.1 million in stock-based compensation expense, a decrease of $18.0 million in deferred tax assets, net, $5.8 million in depreciation and amortization expense, and a $70.4 million gain on the change in fair value of strategic investments, offset by an unrealized loss of $14.6 million on marketable securities. Cash provided by operations was impacted by increased deferred revenue of $16.0 million, which was primarily attributable to increased sales. Additionally, accounts and notes receivable and contract assets decreased by $7.5 million, primarily as a result of improved collection timing. Offsetting this activity was an increase of $14.3 million in inventory, an increase in prepaid expenses and other assets of $7.1 million, and a decrease in accounts payable, accrued and other liabilities of $9.6 million. The increase in inventory was primarily driven by the proactive buildup required to meet future demand. The increase in prepaid expenses and other assets was driven by the timing of payments and an increase in deferred cost of goods sold.  The decrease in accounts payable, accrued and other liabilities was driven primarily by the timing of the annual bonus payout.

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

Investing activities

We used $10.3 million in investing activities during the first three months of 2022. Cash inflows from investing activities included proceeds from available-for-sale investments of $7.2 million. The inflows were offset by $17.1 million for the purchase of property and equipment and $0.5 million for a strategic minority investment.

We used $54.1 million in investing activities during the first three months of 2021, which was comprised of $23.6 million for the purchase of investments, net of proceeds, $20.0 million for a strategic minority investment, and $10.6 million for the purchase of property and equipment and intangible assets.

Financing activities

Net cash used in financing activities was $1.5 million during the first three months of 2022 and was attributable to the payment of income and payroll taxes on behalf of employees who net-settled stock awards during the period.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operation is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due to the ongoing COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of May 10, 2022, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.

Our significant accounting policies are discussed in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes to these policies for the three months ended March 31, 2022.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “available-for-sale”.  We report available-for-sale investments at fair value as of each balance sheet date and record any unrealized gains or losses as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest and other income, net within the consolidated statements of operations. When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If we have the intent to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations.. Based on investment positions as of March 31, 2022, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.6 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Additionally, we have access to a $50.0 million line of credit borrowing facility which bears interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to EBITDA ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $6.3 million at March 31, 2022. At March 31, 2022, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $43.7 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The discussion under the headings Product Litigation and U.S. Federal Trade Commission Litigation in Note 13 of the notes to our condensed consolidated financial statements included within this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A.    Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.   Other Information

Item 5.02  Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

On May 9, 2022 Axon Enterprise, Inc. (the “Company”) entered into a new executive employment agreement (the “Agreement”) with James C. Zito, Interim Chief Financial Officer (the “Executive”).

Following is a summary of the key provisions of the Agreement.

Term of Employment: The Agreement has an effective date of May 9, 2022 and continues for a period of one year.  The Agreement will automatically renew and continue for successive one year terms unless terminated pursuant to qualifying termination events, and will automatically terminate, without notice, when the Executive reaches 70 years of age.

Base Salary, Bonus Opportunity and Equity Incentives: During the term of the Agreement, the Executive shall receive a base salary and be eligible to participate in any cash bonus programs and receive equity compensation awards (time and/or performance based) as determined in the sole discretion of the Compensation Committee of the Board of Directors (the “Committee”).

Termination and Severance: The Company or the Executive may terminate the Agreement and the Executive’s employment in various circumstances and, depending on the circumstances, the benefits that may be due following such termination are described below.

For a termination by the Company with cause, no severance benefits are payable.

Severance benefits and acceleration of equity awards relating to a Change in Control are subject to a qualifying termination (i.e., double trigger).  Generally, qualifying terminations include a resignation by the Executive for Good Reason following a Change in Control, or by the Company without cause six months prior to a Change in Control, except with respect to XSUs (as defined and discussed below).

The table below depicts the cash severance payments that would be payable under the circumstances indicated.

Termination
By the Company Without Cause	By Executive Following a Change in Control For Good Reason or by the Company Without Cause Six Months Prior to Change in Control	Death or Disability
6 months salary; target bonus for calendar year of effective date of termination	36 months salary; prorata portion of annual target bonus for the year in which termination occurs; 12 months COBRA	18 months salary; prorata portion of annual target bonus for the year in which termination occurs

RSUs and performance share awards (“PSUs”) may vest as follows:

●	Termination with cause: no accelerated vesting
●	Termination without cause: only time-based RSUs vesting during the notice and severance period will vest
●	Termination following death or disability, termination by the Executive following a Change in Control for good reason or by the Company six months prior to a Change in Control without cause, all RSUs will vest and all PSUs will vest at target levels

XSUs may vest as follows:

Termination
without Cause	Change in Control*	Death or Disability

XSU operational goals are disregarded and market capitalization is calculated as of the last date of employment; next unattained tranche will partially vest on a prorated basis by comparing the six-month market capitalization to the goal

	XSU operational goals are disregarded and an alternative market capitalization calculation is utilized for purposes of determining attainment of unvested tranches, plus one additional tranche	N/A

*Including by the Executive for good reason following a Change in Control or by the Company without cause 90 days prior to, or one year after, a Change in Control.

Executive Covenants: In consideration of each Executive's continued employment with the Company and the benefits and payments described in his respective Agreement, each Executive agrees to comply with and adhere to the following covenants during their term of his employment with the Company, including during any notice period of termination of employment and during a period of twelve months commencing upon termination of employment with the Company for any reason:

●	Covenant not to compete;
●	Covenant not to disparage the Company or its products;
●	Covenant not to solicit customers;
●	Covenant not to recruit or hire the Company’s employees;
●	Assignment of inventions; and
●	Nondisclosure of Company confidential information

The preceding description of the Agreement is a summary of its material terms, does not purport to be complete, and is qualified in its entirety by reference to the Agreement, a copy of which is being filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.    Exhibits

3.1	Bylaws, as amended and restated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 31, 2022)
10.1+*	Executive Employment Agreement by and between Axon Enterprise, Inc. and James C. Zito
31.1* 31.1* 31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL

+Management contract or compensatory plan or arrangement

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	May 10, 2022
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2022	By:	/s/ JAMES C. ZITO
Interim Chief Financial Officer
(Principal Financial and
Accounting Officer)